Form 10-K
period 2001-12-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2002-03-28
CIK 1156375

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-32645

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4459170 (IRS Employer Identification No.)
30 South Wacker Drive, Chicago, Illinois (Address of Principal Executive Offices)	60606 (Zip Code)

Registrant's telephone number, including area code: (312) 930-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A common stock, Class A, $.01 par value; Class A common stock, Class A-1, $.01 par value; Class A common stock, Class A-2, $.01 par value; Class A common stock, Class A-3, $.01 par value; Class A common stock, Class A-4, $.01 par value (in each case, including rights to acquire Series A Junior Participating Preferred Stock pursuant to our rights plan).

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 20, 2002 was approximately $1.5 billion. The number of shares outstanding of each of the registrant's classes of common stock as of February 20, 2001 was as follows: 7,222,776 shares of Class A common stock, Class A-1, $.01 par value; 7,222,776 shares of Class A common stock, Class A-2, $.01 par value; 7,222,574 shares of Class A common stock, Class A-3, $.01 par value; 7,219,436 shares of Class A common stock, Class A-4, $.01 par value; 625 shares of Class B common stock, Class B-1, $.01 par value; 813 shares of Class B common stock, Class B-2, $.01 par value; 1,287 shares of Class B common stock, Class B-3, $.01 par value; and 413 shares of Class B common stock, Class B-4, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2001	Part II
Portions of the Company's Proxy Statement, dated March 12, 2002	Part III

PART I

        In this Annual Report on Form 10-K, we refer to Chicago Mercantile Exchange Holdings Inc. as "CME Holdings" and to Chicago Mercantile Exchange Inc. as "CME." On December 3, 2001, the reorganization of CME into a holding company structure was completed. In the reorganization, CME was merged into a subsidiary of CME Holdings. In the merger, CME shareholders exchanged their equity interests for similar equity interests in CME Holdings. CME members retained their memberships and trading privileges in CME. In this Annual Report on Form 10-K, the terms "we," "us" and "our" refer to CME Holdings and CME.

        From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management's beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you to not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are: increasing competition by foreign and domestic competitors, including new entrants; rapid technological developments; our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities; our ability to maintain the competitiveness of our existing products and services; our mix of products and services; our ability to control costs and expenses; changes in domestic and foreign regulations; changes in government policy, including interest rate policy; protection and validity of our intellectual property rights and our ability to operate our trading platforms without infringing on the intellectual property rights of others; reliance on large customers; technological, implementation and cost/financial risks associated with the increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business. In addition, our performance could be affected by our ability to operate successfully as a for-profit corporation; changes in the level of trading activity, price level and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodity markets; economic, political and market conditions; industry and customer consolidation; decreases in member trading activity and seasonality of the futures business.

        CME®, GLOBEX®, CLEARING 21®, SPAN® and GLOBEX Trader™ are trademarks of Chicago Mercantile Exchange Inc. Standard & Poor's®, S&P®, S&P 500®, Standard & Poor's 500™, S&P/BARRA Growth™, S&P/BARRA Value™, S&P MidCap 400™ and S&P/TOPIX 150™ are trademarks of The McGraw-Hill Companies, Inc. Nasdaq® and Nasdaq-100 Index® are trademarks of The Nasdaq Stock Market, Inc. Russell 2000® is a trademark of the Frank Russell Company. The Nikkei Stock Average® is owned by and proprietary to Nihon Keizai Shimbun. The FORTUNE e-50® Index is a trademark of FORTUNE, a division of Time Inc. These trademarks are used herein under license.

ITEM 1. BUSINESS

General

        We are the largest futures exchange in the United States and the second largest exchange in the world for the trading of futures and options on futures, as measured by 2001 trading volume of a record 411.7 million contracts. Futures and options on futures contracts with a notional dollar value of $293.9 trillion were traded through our exchange in 2001, making us the world's largest exchange by this measure. We also have the largest futures and options on futures open interest of any exchange in the world. On December 13, 2001, our open interest reached an all-time high of 18.9 million contracts. We bring together buyers and sellers of derivative products on our open outcry trading floors, on the GLOBEX electronic trading platform and through privately negotiated transactions that we clear. We offer market participants the opportunity to trade futures contracts and options on futures on interest rates, stock indexes, foreign exchange and commodities. We believe several of our key products, including our Eurodollar futures, S&P 500 Index futures and Nasdaq-100 Index futures, maintain global benchmark status.

        We own our clearing house and are able to guarantee, clear and settle every contract traded through our exchange. On average, we process nearly 420,000 clearing trade transactions per day, with the capacity to clear more than one million transactions per day. We also act as custodian for approximately $28.2 billion in collateral and move an average of $1.5 billion of settlement funds through our clearing system each day. In addition, our Standard Portfolio Analysis of Risk, or SPAN, risk evaluation system has been adopted by 38 exchanges and clearing organizations worldwide, and CLEARING 21, our state-of-the-art clearing system, is used by the New York Mercantile Exchange, or NYMEX, and Euronext N.V., or Euronext.

        CME was founded in 1898 as a not-for-profit corporation. In November 2000, we became the first U.S. financial exchange to demutualize and become a shareholder-owned corporation. As a consequence, we have adopted a for-profit approach to our business. We posted record trading volume of more than 411.7 million contracts in 2001, an increase of 78.1% over 2000, which was previously our busiest year ever. Our 2001 revenues, net of securities lending interest expense, were $387.2 million, an increase of 70.9% from the $226.6 million recorded during 2000. Our net income for 2001 was $68.3 million, compared to a net loss of $5.9 million during 2000.

        Currently, we have strategic alliances with the leading derivative exchanges and clearing organizations in France, Spain, London and Singapore, and have developed an alliance with the Tokyo Stock Exchange, or TSE, to extend the market reach of our global derivatives business. We are also a member of the GLOBEX Alliance, which was created to expand our customer base by allowing participants from other exchanges to trade our products and provide our existing customers with access to a broader range of products offered on other exchanges.

        Our principal executive offices are located at 30 South Wacker Drive, Chicago, Illinois 60606, and our telephone number is 312-930-1000.

Competitive Strengths

        Since our exchange was organized in 1898, we have established ourselves as a premier global marketplace for financial risk management. We believe our principal competitive strengths are:

  •
  highly liquid markets;

  •
  global benchmark products;

  •
  diverse portfolio of products and services;

  •
  wholly owned clearing house;

  •
  proven and scalable technology; and

  •
  global reach.

        Highly Liquid Markets.    The liquidity in our markets is a key factor in attracting and retaining customers. We have the largest futures and options on futures open interest of any exchange in the world. On December 13, 2001, our open interest reached an all-time high of 18.9 million contracts. Before 2001, our open interest record was 10.2 million positions set in 1998. During 2001, we posted record trading volume of more than 411.7 million contracts, an increase of 78.1% over 2000, making us the most active exchange in the United States and the second most active in the world for the trading of futures and options on futures during that period. By notional value, we are the largest futures exchange in the world, with $293.9 trillion traded in 2001. Our deep and liquid markets tend to attract additional customers, which in turn further enhances our liquidity.

        Global Benchmark Products.    We believe our key products serve as global benchmarks for valuing and pricing risk. Our Eurodollar contract is increasingly referenced as the global benchmark for measuring the relative value of U.S. dollar-denominated short-term fixed-income securities. Similarly, the S&P 500 and Nasdaq-100 indexes are considered primary tools for benchmarking investment performance against U.S. equity market exposure. Our Eurodollar, S&P 500 and Nasdaq-100 contracts, which are based on these benchmarks, are increasingly recognized by our customers as efficient tools for managing and hedging their interest rate and equity market risks.

        Diverse Portfolio of Products and Services.    We differentiate ourselves from our competitors by developing and offering to our customers a diverse array of products, as well as a broad range of trade execution and clearing services. We have a long history of developing innovative interest rate, stock index, foreign exchange and commodity products designed to appeal to institutional and individual customers. We offer both open outcry auction trading and electronic order-matching services, and we provide facilities to clear privately negotiated transactions. Our markets provide important risk management tools to our customers, which include leading global and financial institutions around the world. We work closely with our customers to create markets and products that meet their needs. These relationships help us to anticipate and lead industry changes.

        Wholly Owned Clearing House.    We own our clearing house, which guarantees, clears and settles every contract traded through our exchange. On average, we process nearly 420,000 clearing trade and non-trade transactions per day, with the capacity to clear more than one million transactions per day. We also act as custodian for approximately $28.2 billion in collateral and move an average of $1.5 billion of settlement funds through our clearing system each day. We believe our performance guarantee is a major attraction of our markets, particularly compared to over-the-counter, or OTC, markets, because it substantially reduces counterparty risk. Our clearing system permits more efficient use of capital for our customers by allowing netting of long and short positions in a single type of contract and providing risk offset and cross-margining arrangements with several other leading clearing houses. In addition, ownership of our clearing house enables us to more quickly and efficiently bring new products to market through coordination of our clearing functions with our product development, technology, market regulation, other risk management and additional activities. Our current capacity ensures that we are able to service peak volumes, introduce new products with high volume potential and provide clearing services to other exchanges in the future.

        Proven and Scalable Technology.    We believe our ability to use technology effectively has been a key factor in the successful development of our business. As a result of significant investments in our technology asset base, we possess fast, reliable and fully integrated trading and clearing systems. Our highly scalable systems are designed to accommodate additional products with relatively limited modifications and low incremental costs. The core components of our system infrastructure for trading, clearing and risk management are becoming widely adopted throughout the futures industry, resulting in common interfaces and efficiencies for intermediaries and customers. For example, our SPAN risk evaluation system, which is used to determine the appropriate performance bond requirements for trading portfolios, has been adopted by 38 exchanges and clearing organizations worldwide. In addition, CLEARING 21, our state-of-the-art clearing system, is being used by NYMEX and Euronext.

        Global Reach.    Globalization of financial markets is expanding the customer base for futures products beyond traditional boundaries. Our electronic trading services, which are available approximately 23 hours a day and five days per week, position us to take advantage of this development. We have established strategic relationships with other exchanges and clearing houses around the world to enable our customers to gain further capital and execution efficiencies. Currently, we have strategic alliances with the leading exchanges and clearing houses in Singapore, London, France, and Spain, and we have developed an alliance with TSE, to extend the market reach of our global derivatives business. We are also a member of the GLOBEX Alliance, which was created to expand our customer base by allowing participants from other exchanges to trade our products and provide our existing customers with access to a broader range of products offered on other exchanges.

Growth Strategy

        Globalization, deregulation and advances in technology offer significant opportunities for expanding futures markets, and exchange markets generally. We intend to increase our revenues and profitability by capitalizing on these opportunities through implementation of the following four strategies:

  •
  expand our current core business;

  •
  add new products;

  •
  provide transaction processing services to third parties; and

  •
  pursue select alliances and acquisitions.

        Expand Our Current Core Business.    We intend to advance our position as a leader in the futures industry by continually expanding customer access to our markets and services, offering additional trade execution choices and enhancing our market data and information products.

  •
  Expand Customer Access. We continue to expand our customer base and trading volume by broadening the access, order routing, trading and clearing solutions we offer to existing and prospective customers. We were the first U.S. exchange to allow all customers to view the book of prices, where they can see the five best bids and offers in the central limit order book and directly execute transactions in our electronically traded products. This expanded access further increases the transparency of our markets by giving our customers valuable trading information. We provide our customers with flexibility to access our markets in the most cost-effective manner for them. Our customers can use their own proprietary trading software or third party software connected to our trading environment through a suite of application programming interfaces, or APIs, that we have developed. We also provide front-end trading terminal software solutions for a fee, including a cost-efficient Web-based virtual private network solution, which we call GLOBEX Trader-Internet, for our lower volume customers. In addition to our standard marketing activities, we have implemented two programs to increase our customer base. We are offering promotional pricing to European users to expand our presence in Europe. We are also actively seeking to increase the number of independent software vendors that offer interfaces to our systems. Increasing the number of these vendor relationships enables us to access a broader network of customers.

  •
  Expand Electronic and Other Trade Execution Choices. Our strategy is to offer our customers a broad range of trade execution choices, including increased electronic trading, enhanced facilities for privately negotiated transactions and new links with exchanges around the world. We believe offering multiple execution alternatives will enable us to attract new customers and increase our overall volume. We offer daytime electronic trading in most of our major product lines. We traded more than 81.9 million contracts electronically in 2001, an increase of 137.3% over the total volume in 2000 of 34.5 million contracts. We introduced daytime electronic trading in our Eurodollar contracts on a limited basis during 1999. We are developing new electronic functionality to accommodate complex trading strategies that are utilized in trading Eurodollar contracts to facilitate the expanded use of this market. In addition, we intend to capture further volume through enhancements to our privately negotiated block trading facilities in our Eurodollar, S&P 500 and Nasdaq-100 futures contracts and by allowing block trading of other contracts. Our block trading facilities enable institutional customers to trade large positions efficiently and economically and gain the benefits of our clearing house guarantee and capital efficiencies. We are working with other leading exchanges, such as Euronext, Singapore Exchange Derivatives Trading Ltd., or SGX, and Mercado Oficial de Futuros y Opciones Financieros in Spain, or MEFF, to allow our customers to trade products that we do not list and expand internationally the range of customers who have access to our products.

  •
  Enhance Our Market Data and Information Products. Our markets and trading activities generate valuable information regarding prices and trading activity in our products. We intend to increase our revenues by leveraging our market data and information capabilities and developing enhancements to our existing information products. Revenues from the sale of our market data represented 12.5% of our revenues during 2001. We sell our market data, which include information about bids, offers and trade size, to banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, other financial services companies and individual investors. We believe we can enhance our market data and information product offerings by packaging the basic data we have traditionally offered with advanced, analytical data and information, and developing partnerships with other content and service providers to create information products with value-added services.

        Add New Products.    We develop new products and product line extensions based on research and development in collaboration with our customers and financial services firms. We have created modified versions of some of our existing products in order to attract new types of customers. For example, in 1997 and 1999, respectively, we introduced E-mini versions of our larger open outcry-traded S&P 500 and Nasdaq-100 futures contracts. By creating smaller sized products and offering electronic trading services in them, we have successfully expanded our customer base and overall volume. We introduced E-mini Russell 2000 futures contracts in October 2001, and in January 2002, we initiated trading in E-mini S&P MidCap 400 futures contracts, another smaller scale version of one of our larger contracts that offers exposure to small- and medium-sized capitalization company stocks. We also intend to continue expanding our derivatives product lines by introducing contracts based on new markets or securities, such as single stock futures and futures on narrow-based stock indexes. We believe these products offer significant opportunities to generate new business and capture business from other markets. We believe our joint venture, OneChicago LLC, with Chicago Board Options Exchange, or CBOE, and the Chicago Board of Trade, or CBOT, to trade single stock futures will position us to take advantage of opportunities in this market. In addition, we intend to continue working with emerging cash market trading platforms to jointly develop innovative futures products. One example of this is our agreement with CheMatch.com, an Internet-based exchange for the chemicals industry, to develop a suite of co-branded chemical futures contracts that we have begun to introduce.

        Provide Transaction Processing and Other Business Services to Third Parties.    We intend to leverage our existing capacity and scalable technology and business processes to provide a broad range of services to other exchanges, clearing organizations and e-marketplaces. We intend to offer services, including clearing and settlement processing and risk management, market structuring, product structuring and trade execution platforms. We believe we can differentiate ourselves from our competitors by offering some or all of these services on a cost-effective basis in combination with the potential to access our broad distribution and customer base and to access our experienced liquidity providers. Users of our clearing services also have the potential to gain substantial capital and collateral efficiencies for their member firms.

        Pursue Select Alliances and Acquisitions.    We plan to supplement our internal growth through the formation of joint ventures or alliances and select acquisitions of businesses or technologies. We will seek alliances and acquisitions that help us to enter new markets, provide services that we currently do not offer, open access to our markets or advance our technology. For example, in February 2002, we reached a cooperative agreement with NYMEX to offer newly created E-mini versions of key NYMEX energy futures contracts for trading on our electronic GLOBEX platform and clearing at the NYMEX Clearing House. We believe we can achieve significant potential economies of scale through the consolidation of exchange transaction processing services, either directly through acquisition, or indirectly through the provision of these services to others.

Products

        Our broad range of products includes futures contracts and options on futures contracts based on interest rates, stock indexes, foreign exchange and commodities. Our products are traded through our open outcry auction markets, through the GLOBEX electronic trading platform or in privately negotiated transactions. For the year ended December 31, 2001, we derived $292.5 million, or 75.5% of our revenues, net of securities lending interest expense, from fees associated with trading and clearing products on or through our exchange. In addition, our markets generate valuable data and information regarding pricing and trading activity in our markets. Revenues from market data products totaled $48.3 million, or 12.5%, of our revenues in 2001.

        We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers. Historically, we have successfully introduced a variety of new futures products. We pioneered the trading of foreign exchange futures in 1972 and Eurodollar futures, the first cash-settled futures contracts listed for trading, in 1981. In 1982, we were the first to introduce a successful stock index futures contract, the S&P 500 Index futures contract, and in 1996 we introduced the Nasdaq-100 Index futures contract. We believe the S&P 500 Index and the Nasdaq-100 Index are the global benchmarks for managing exposure to the U.S. stock markets and our futures contracts based on them are among the most successful products in our industry. The smaller, electronically traded versions of these contracts, the E-mini S&P 500 Index futures and the E-mini Nasdaq-100 futures, were introduced in 1997 and 1999, respectively, and are the fastest growing futures contracts in the history of our exchange.

        The following table shows the total notional value and average daily volume of contracts traded in our four principal product sectors for the years ended 2000 and 2001.

		Total Notional Value (in billions)		Average Daily Contract Volume (in thousands)
		Year Ended December 31,		Year Ended December 31,
Product Sector
	Principal Underlying Instruments	2001	2000	2001	2000
Interest Rate	Eurodollar, LIBOR, Euroyen	$279,100	$141,000	1,092	551
Equity	S&P 500, Nasdaq-100, S&P MidCap 400, S&P 500/BARRA Growth and Value Indexes, Nikkei Stock Average, Russell 2000	$12,600	$12,000	425	258
Foreign Exchange	Euro, Japanese yen, British pound, Swiss franc, Canadian dollar	$2,000	$1,800	89	77
Commodity	Cattle, hogs, pork bellies, lumber, dairy	$200	$200	34	32

        Interest Rate Products.    Our interest rate products include our global benchmark Eurodollar futures contracts. Eurodollars are U.S. dollar bank deposits outside the United States. Eurodollar futures contracts are a short-term interest rate product and constitute one of the most successful products in our industry and the most actively traded futures contract in the world during 2001. Open interest on Eurodollar futures and options on futures contracts traded on our exchange was 13.3 million contracts on December 31, 2001, representing a notional value of $13.3 trillion. We also trade contracts based on other short-term interest rates, such as one-month London Interbank Offered Rate, or LIBOR, and Euroyen. Interest rate products represented 66.6% of our trading volume during 2001, an average of approximately 1.1 million contracts per day.

        The growth of our Eurodollar futures market has been driven by the general acceptance of the U.S. dollar as the principal reserve currency for financial institutions throughout the world. As a result, Eurodollar deposits have important significance in the international capital markets. Participants in our Eurodollar futures market are generally major domestic and international banks and other financial institutions that face interest rate risks from their lending and borrowing activities, their activities as dealers in OTC interest rate swaps and structured derivative products and their proprietary trading activities. Many of these participants use our Eurodollar and other interest rate contracts to hedge or arbitrage their money market swaps or convert their interest rate exposure from a fixed rate to a floating rate or a floating rate to a fixed rate. Asset managers also use our interest rate products to lengthen the effective maturity of short-term investment assets by buying futures contracts, or shorten the effective maturity by selling futures. Our contracts are an attractive alternative when physical restructuring of a portfolio is not possible or when futures transaction costs are lower than the cash market transaction costs. In 1999, we initiated simultaneous, side-by-side electronic trading in our Eurodollar contracts. Trading in our Eurodollar contracts often involves complex trading strategies that we believe cannot be fully accommodated by existing electronic trading platforms. Accordingly, electronic trading in our Eurodollar contracts has achieved only limited market acceptance. We are developing new electronic functionality to accommodate trading strategies required for electronic trading of Eurodollar contracts to accelerate.

        Our interest rate product trading volume has grown significantly over the last five years, with total 2001 trading volume up 97.4% over 2000. The increase is due primarily to the volatility of short-term interest rates, monetary policy of the U.S. Federal Reserve Board and a decline in the issuance of U.S. Treasury securities. With less availability of U.S. Treasury securities, swap dealers, who represent a significant group of our customers, have increasingly turned to our Eurodollar contract as a benchmark for valuing fixed-income obligations and as a tool for managing dollar-denominated interest rate exposure.

        We intend to increase our revenues from our interest rate product sector by increasing trading volume, optimizing pricing of existing products and introducing new products, such as swap futures to be launched in April 2002.

We have been active in adopting new policies and practices that are closely aligned with customer demand and designed to promote enhanced market penetration. We also increased institutional trading of Eurodollar futures by expanding privately negotiated transaction alternatives. Privately negotiated transactions include block trades, privately negotiated exchange-for-physical, or EFP, transactions, and exchange basis facility, or EBF, transactions. EFP and EBF transactions involve exchanges of futures contracts for cash positions or other qualified instruments, and are executed apart from the public auction market. See the section of this Annual Report on Form 10-K entitled "Item 1. Business—Execution" for a description of types of trading alternatives. These trading opportunities are particularly attractive to large-scale institutional traders. We have recently extended EBF trading to all Eurodollar futures contracts. Block trading was originally introduced in late 2000 in a limited number of Eurodollar futures contracts. As of July 2001, block trading has been extended to all Eurodollar futures contracts using a revised and more competitive fee schedule.

        Equity Products.    We have been a leader in stock index futures since we began offering these products in 1982 and remain the largest exchange in the world for trading stock index futures. Stock index futures products permit investors to obtain exposure, for hedging or speculative purposes, to a change in the weighting of one or more equity market sectors more efficiently than by buying or selling the underlying securities. We offer trading in futures contracts based upon the S&P 500 and Nasdaq-100 stock indexes, as well as other small-, medium- and large-capitalization indexes based on both domestic and foreign equity markets. We currently have approximately a 95% market share in all U.S. listed stock index futures, based on the number of contracts traded.

        Our trading volume for stock index products rose 64.1% in 2001, to 106.7 million contracts, from 65.0 million contracts in 2000. Trading in stock index futures products represented 25.9% of our trading volume during 2001, an average of more than 425,000 contracts per day. In 2001, 98.0% of our stock index product trading volume was based on the S&P 500 Index and the Nasdaq-100 Index. The total notional value of S&P 500 futures and options on futures contracts traded on our exchange was approximately $10.2 trillion during 2001, compared to the approximately $10.5 trillion value of stock traded on the New York Stock Exchange.

        Standard & Poor's designed and maintains the S&P 500 Index to be a proxy for a diversified equity portfolio representing a broad cross-section of the U.S. equity market. The index is based on the stock prices of 500 large-capitalization companies. We have an exclusive license with Standard & Poor's Corporation until 2008. The Nasdaq-100 Index is based on the 100 largest non-financial stocks listed on the Nasdaq National Market. We have a license with Nasdaq that allows us to offer the Nasdaq-100 Index contract exclusively, other than as to Nasdaq and some of its affiliates, until 2006. For a more detailed discussion of these license agreements, see the section of this Annual Report on Form 10-K entitled "Item 1. Business—Licensing Agreements." Our standard S&P and Nasdaq products are traded through our open outcry facilities during regular trading hours and on GLOBEX after the close of open outcry trading.

        We also offer futures on the S&P MidCap 400, the S&P/BARRA Growth and Value Indexes, which are based on data compiled by S&P and BARRA, Inc., the Nikkei Stock Average, the Russell 2000 Stock Price Index and the FORTUNE e-50 Index. We believe the variety of our stock index futures products appeals to a broad group of equity investors. These investors include public and private pension funds, investment companies, mutual funds, insurance companies and other financial services companies that benchmark their investment performance to different segments of the equity markets.

        In 1997, we launched our E-mini S&P 500 futures contracts. We followed this highly successful new product offering with the introduction of E-mini Nasdaq-100 futures contracts in 1999. E-mini contracts are traded exclusively on our electronic GLOBEX platform and are one-fifth the size of our standard size S&P 500 and Nasdaq-100 futures contracts. These products are designed to address the growing demand for stock index derivatives and electronically traded products from individual traders and small institutions. Since their introduction, trading volumes in these products have grown rapidly, achieving new volume and open interest records on a regular basis during 2001. This growth is attributable to the benefits of equity index futures, electronic market access and significant volatility in the U.S. equity markets. In October 2001, we also introduced E-mini Russell 2000 Index futures. In January 2002, we introduced an E-mini version of our S&P MidCap 400 futures contract.

        Our stock index product trading volumes have increased substantially, more than doubling over the last two years. Volumes have been affected significantly by the volatility of the U.S. equity markets, particularly during the last two years. We believe our leading market position in equity products is a result of the liquidity of our markets, the status of the S&P 500 Index and the Nasdaq-100 Index as two of the principal U.S. financial standards for benchmarking stock market returns and the appeal to investors and traders of our E-mini products and GLOBEX. We believe future growth in our stock index products will come from expanding customer access to our electronic markets, as well as further educating the marketplace on the benefits of these products.

        Other equity product growth opportunities are expected to come from the introduction of single stock futures and futures on narrow-based stock indexes. Recent industry deregulation will permit futures and securities exchanges to offer single stock futures and futures contracts on narrow-based stock indexes. Single stock futures allow investors to obtain exposure, for hedging or speculative purposes, that is economically equivalent to owning or shorting an individual stock without actually buying or selling the stock. They are designed to offer leverage, ease of trading and less expensive, more customized risk management strategies than equity options, equity swaps and stock lending transactions. In August 2001, we entered into an operating agreement governing our joint venture with CBOE and CBOT, created to trade single stock futures contracts on stocks trading worldwide as well as futures on narrow-based stock indexes. Under the terms of our operating agreement, CBOE and CME together own a significant majority interest in the joint venture, and CBOT owns a minority interest. We believe the joint venture will reduce the costs and risks associated with the start-up of trading in a new futures product and increase our chances of success by combining the customer bases and resources of our exchanges. In particular, we believe the collective marketing and distribution channels of CME, CBOE and CBOT will create significant liquidity that will allow the joint venture to become a market leader in single stock futures.

        The operation of the joint venture is subject to a number of contingencies, including, among others, registration with the Commodity Futures Trading Commission, or CFTC, and the Securities and Exchange Commission, or SEC, and the negotiation and implementation of key operating features of the venture. The framework for regulatory oversight of single stock futures is in the process of being adopted. Under the terms of our operating agreement, until the earlier of the third anniversary of the first date our joint venture begins trading single stock futures or May 31, 2005, we are restricted from in any way, directly or indirectly, engaging in the business of trading, marketing, regulating, selling, purchasing, clearing or settling transactions in single stock futures other than in conjunction with the joint venture. This restriction on our ability to compete applies whether or not we remain part of the joint venture, but it does not apply to futures based on narrow-based stock indexes.

        Foreign Exchange Products.    We became the first exchange to introduce financial futures when we launched foreign exchange futures in 1972. Since that time, we have built a strong presence in foreign exchange futures. Institutions such as banks, hedge funds, commodity trading advisors, corporations and individual customers use these products to manage their risks associated with, or speculate on, fluctuations in foreign exchange rates. Foreign exchange products represented 5.5% of our trading volume in 2001, an average of more than 89,000 contracts per day. We offer futures and options on futures contracts on major currencies, including the Euro, Japanese yen, British pound, Swiss franc, Canadian dollar, Mexican peso, Australian dollar, Brazilian real, New Zealand dollar and South African rand.

        Our trading volume for foreign exchange futures products rose in 2001 following a decline during the previous five years when overall industry-wide foreign exchange trading volumes had been flat. During 2001, our total trading volume increased 16.1% over levels in 2000. Previously, our volumes were impacted by the introduction of the Euro and subsequent phasing out of many of the major European currencies, the continuing consolidation in the financial institutions sector, increased use of internal netting mechanisms by our customers and wide use of electronic trading for foreign exchange transactions by competing markets. We have begun improving the performance of this product sector by expanding electronic trading in our foreign exchange products and permitting wider use of block trading and EFPs through our markets. We introduced side-by-side electronic and open outcry trading of foreign exchange futures in April 2001. We believe this change has helped facilitate the increase in volume we have seen. In 2001, electronically traded foreign exchange futures volume increased 174.4% over 2000, from approximately 1.3 million contracts to nearly 3.5 million contracts, and open outcry trading also increased 4.8%. The growth in privately negotiated transactions that we accept, settle and guarantee through our clearing house offset a portion of the revenue impact from the lower trading volumes in recent years. Our per transaction revenues for these trades are higher than other means of trade execution.

        We expect the potential for growth in our foreign exchange product line will come from further transitioning to electronic trading in this market that will allow us to compete more effectively for electronic volume. The foreign exchange spot market is heavily reliant on electronic trading, with the majority of trades estimated to be brokered online.

We are in discussions to add electronic interfaces with OTC market electronic trading platforms in our foreign exchange product lines and believe these interfaces, if successfully implemented, will position us to attract a portion of the trading volume that is currently executed in the foreign exchange OTC market.

        Commodity Products.    Commodity products were our only products when our exchange first opened for business. We have maintained a strong franchise in our commodity products, including futures contracts based on cattle, hogs, pork bellies, lumber and dairy products. Commodity products accounted for 2.0% of our trading volume during 2001, an average of approximately 34,000 contracts per day. These products provide hedging tools for our customers who deal in tangible physical commodities, including agricultural producers of commodities and food processors. Our commodity products are traded through our open outcry and electronic trading execution facilities. In the first quarter of 2002, we introduced side-by-side electronic and open outcry trading of lean hog, live cattle and feeder cattle futures.

        Trading volume for our commodity products has been relatively stable in recent years, with an increase of 7.3% in 2001. We believe continuing consolidation and restructuring in the agricultural sector, coupled with the reduction or elimination of government subsidies and the resulting increase in demand for risk management in this sector, could create growth in our commodity markets as more producers and processors adopt formal hedging and risk management programs.

        We intend to leverage our experience in trading futures on physical commodities to jointly develop new commodity products with operators of electronic, cash and derivative trading platforms. For example, we entered into an agreement with CheMatch.com to develop a suite of co-branded chemical contracts, and we introduced the first of these, benzene and mixed xylenes contracts, in October 2001. In addition, in February 2002 we reached a cooperative agreement with NYMEX to offer newly created E-mini versions of key NYMEX energy futures contracts for trading on our electronic GLOBEX platform and clearing at the NYMEX Clearing House. We intend to introduce trading in E-mini versions of NYMEX's crude oil, natural gas, heating oil and gasoline futures contracts in the summer of 2002. Precious metals contracts may also be introduced.

        Market Data and Information Products.    Our markets generate valuable information regarding prices and trading activity in our products. The market data we supply are central to trading activity in our products and to trading activity in related cash and derivatives markets. We sell our market data, which include information about bids, offers, trades and trade size, to banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, individual investors and other financial services companies or organizations that use our markets or monitor general economic conditions. We sell our market data directly to our electronic trading customers as part of their access to our markets through our electronic facilities. We also sell market data via dedicated networks to approximately 170 worldwide quote vendors who consolidate our market data with that from other exchanges, other third party data providers and news services, and then resell their consolidated data. As of December 31, 2001, over 48,000 of their subscribers displayed our data on approximately 190,000 screens. Revenues from market data products totaled $48.3 million, or 12.5% of our revenues, net of securities lending interest expense in 2001.

        We have begun enhancing our current market data and information product offerings by packaging the basic data we have traditionally offered with advanced analytical data and information. We have created marketing programs to increase the use of our market data, and we have started to develop new business relationships with companies that develop value-added computer-based applications that process our market data to provide specific insights into the dynamics of trading activity in our products. In March 2002, we expanded the scope of our market data offerings by providing "CME E-quotes"—real-time price quotes to the trading community over the Internet, through our Web site. The new service will enable users to integrate charting and news services with market data, building customized charting and news that fits their particular needs.

Execution

        Our trade execution facilities consist of our open outcry trading pits and the GLOBEX electronic trading platform. Both of these execution facilities offer our customers immediate trade execution, anonymity and price transparency. They are state-of-the-art trading environments supported by substantial infrastructure and technology for order routing, trade reporting, market data dissemination, market surveillance and regulation. In addition, trades can be executed through privately negotiated transactions that are cleared and settled through our clearing house. The chart below shows the range of trade execution choices we provide our customers in some of our key products.

Product	Open Outcry	GLOBEX Daytime	GLOBEX Nighttime	Privately Negotiated Transactions
Eurodollar	X	X	X	X
Standard S&P 500	X	—	X	X
Standard Nasdaq-100	X	—	X	X
E-mini S&P 500	—	X	X	—
E-mini Nasdaq-100	—	X	X	—
Foreign Exchange	X	X	X	X
Commodity	X	X	—	X

        Open Outcry Trading.    Open outcry trading represented 78.2% of our total trading volume in 2001. The pits are the centralized meeting place for floor traders and floor brokers representing customer orders to trade contracts. The trading floors, covering approximately 70,000 square feet, have tiered booths surrounding the pits from which clearing firm personnel can communicate with customers regarding current market activity and prices and receive orders either electronically or by telephone. In addition, our trading floors display current market information and news on electronic wallboards hung above the pits.

        GLOBEX Electronic Trading.    We began electronic trading in 1992 using a system developed in partnership with Reuters. Our second generation electronic trading platform was introduced in 1998, and is based on the Nouveau Système de Cotation, or NSC, owned and licensed to us by Euronext-Paris, a subsidiary of Euronext. GLOBEX maintains an electronic, centralized order book and trade execution algorithm for futures contracts and options on futures contracts and allows users to enter orders directly into the order book. Initially, these systems were used to offer our products to customers after the close of our regular daytime trading sessions. Today, however, we trade some of our most successful products on the GLOBEX system nearly 23 hours a day, five days a week. In 2001, 19.9% of our trading volume was executed using GLOBEX, compared to 14.9% in 2000. Our annual electronic volume has grown rapidly during the last five years. Electronic trading volume has increased from nearly 4.4 million contracts in 1997 to more than 81.9 million contracts in 2001.

        Privately Negotiated Transactions.    In addition to offering traditional open outcry and electronic trading through the GLOBEX platform, we permit qualified customers to trade our products by entering into privately negotiated EFP and EBF transactions and block trades, which are reported and included in the market data we distribute. We also clear, settle and guarantee these transactions through our clearing house. Some market participants value privately negotiated transactions as a way to ensure that large transactions can be completed at a single price or in a single transaction while preserving their ability to effectively complete a hedging, risk management or other trading strategy. During 2001, 11.4% of our clearing and transaction fee revenues were derived from this type of trading.

        EFP and EBF transactions involve a privately negotiated exchange of a futures contract for a cash position or other qualified instrument. While EFP capabilities have been available for many years, and constitute a significant and profitable segment of our foreign exchange futures trading, EFPs have been offered on a restricted basis in other CME markets. Recently, we have taken steps to liberalize our trading policies, including extending EBF capabilities to all Eurodollar futures contracts.

        A block trade is the privately negotiated purchase and sale of futures contracts. Block trading was introduced on our exchange in late 2000, and volumes have been limited to date. We believe block trading provides an important new source of access designed to appeal to large-scale institutional traders. Originally, these transactions were limited to a certain number of contracts and required high minimum quantity thresholds along with a fee surcharge. More recently, we implemented new pricing and trading rules designed to increase customer participation.

        We intend to continue to enhance the utility of EFP, EBF and block transactions while maintaining an appropriate balance with the transactions conducted within the open outcry and electronic trading environments.

Clearing

        We operate our own clearing house that clears, settles and guarantees the performance of all transactions matched through our execution facilities. By contrast, many derivatives exchanges, including CBOT, CBOE and the London International Financial Futures and Options Exchange, or LIFFE, do not provide clearing services for trades conducted on their execution facilities, relying instead on outside clearing houses to provide these services. Ownership and control of our own clearing house enables us to capture the revenue associated with both the trading and clearing of our products. This is particularly important for trade execution alternatives such as block trades, where we can derive a higher per trade clearing fee compared to other trades. By owning our clearing house, we also control the cost structure and the technology development cycle for our clearing services. We believe having an integrated clearing function provides significant competitive advantages. It helps us manage our new product initiatives without being dependent on an outside entity.

        We process an average of nearly 420,000 clearing trade and non-trade transactions per day, with an average transaction size of 8.8 contracts. We maintain the largest futures and options on futures open interest, reaching a peak of approximately 18.9 million contracts on December 13, 2001. We currently act as custodian for approximately $28.2 billion in performance bond assets contributed by our clearing firms and move an average of approximately $1.5 billion a day in settlement funds through our clearing system. In addition, our clearing house guarantees the performance of our contracts with a financial safeguards package of approximately $3 billion. The exchange is in the process of obtaining default insurance in order to further strengthen its financial safeguards package.

        The clearing function provides three primary benefits to our markets: efficient, high-volume transaction processing; cost and capital efficiencies; and a reliable credit guarantee. The services we provide can be broadly categorized as follows:

  •
  transaction processing and position management;

  •
  cross-margining;

  •
  market protection and risk management;

  •
  settlement, collateral and delivery; and

  •
  investment.

        Transaction Processing and Position Management.    We developed a state-of-the-art clearing system, CLEARING 21, in conjunction with NYMEX to provide high quality clearing services. This system processes reported trades and positions on a real-time basis, providing users with instantaneous information on trades, positions and risk exposure. CLEARING 21 is able to process trades in futures and options products, securities and cash instruments. CLEARING 21 can also support complex new product types including combinations, options on combinations, options on options, swaps, repurchase and reverse repurchase agreements, and other instruments. Through CLEARING 21 user interfaces, our clearing firms can electronically manage their positions, exercise options, enter transactions related to foreign exchange deliveries, manage collateral posted to meet performance bond requirements and access all of our other online applications. Together with our order routing and trade matching services, we offer straight-through electronic processing of transactions in which an order is electronically routed, matched, cleared and made available to the clearing firm's back-office systems for further processing.

        Cross-Margining Services.    We have led the derivatives industry in establishing cross-margining agreements with other leading clearing houses. Cross-margining arrangements reduce capital costs for clearing firms and our customers. These agreements permit an individual clearing house to recognize a clearing firm's open positions at other participating clearing houses, and clearing firms are able to offset risks of positions held at one clearing house against those held at other participating clearing houses. This reduces the need for collateral deposits by the clearing firm. For example, our cross-margining program with the Options Clearing Corporation reduces performance bond requirements for our members by approximately $529 million a day. We have implemented, or are in the process of implementing, cross-margining arrangements with the Government Securities Clearing Corporation, the Board of Trade Clearing Corporation and the London Clearing House. We will also implement a cross-margining arrangement with NYMEX in connection with the cooperative agreement we reached with that exchange in February 2002 to offer newly created E-mini versions of key NYMEX energy futures.

        Market Protection and Risk Management.    Our clearing house guarantee of performance is a significant attraction, and an important part of the functioning, of our exchange. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing house as the counterparty to every transaction allows our customers to establish a position with one party and then to offset the position with another party. This contract netting process provides our customers with significant flexibility in establishing and adjusting positions.

        In order to ensure performance, we establish and monitor financial requirements for our clearing firms. We also set minimum performance bond requirements for our traded products. Our clearing house uses our proprietary SPAN software, which determines the appropriate performance bond requirements by simulating the gains and losses of complex portfolios. We typically hold performance bond collateral to cover at least 95% of price changes for a given product within a given historical period. Performance bond requirements for a clearing firm's or customer's overall portfolio are calculated using SPAN.

        At each settlement cycle, our clearing house values at the market price prevailing at the time, or marks to market, all open positions and requires payments from clearing firms whose positions have lost value and makes payment to clearing firms whose positions have gained value. Our clearing house marks to market all open positions at least twice a day, and more often if market volatility warrants. Marking-to-market provides both participants in a transaction with an accounting of their financial obligations under the contract.

        Conducting a mark-to-market a minimum of two times a day helps protect the financial integrity of our clearing house, our clearing firms and market participants. This allows our clearing house to identify quickly any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing house to ensure performance of their open positions.

        In the unlikely event of a payment default by a clearing firm, we would first apply assets of the clearing firm to cover its payment obligation. These assets include security deposits, performance bonds and any other available assets, such as the proceeds from the sale of Class A and Class B common stock and memberships of the clearing firm at our exchange owned by or assigned to the clearing firm. Thereafter, if the payment default remains unsatisfied, we would use our surplus funds, security deposits of other clearing firms and funds collected through an assessment against all other solvent clearing firms to satisfy the deficit. We have a secured, committed $500.0 million line of credit with a consortium of banks in order to provide additional liquidity to address a clearing firm payment default. The credit agreement requires us to pledge all clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in our Interest Earning Facility2 program. This line of credit may also be utilized if there is a temporary disruption with the domestic payments system that would delay settlement payments between our clearing house and clearing firms.

        The following shows the available assets of our clearing house at December 31, 2001 in the event of a payment default by a clearing firm:

CME Clearing House Available Assets
(in millions)

Aggregate Performance Bond Deposits by all Clearing Firms	$28,236.1

Market Value of Pledged Shares/Memberships (minimum requirement per firm)	$3.6
CME Surplus Funds	113.7
Security Deposits of Clearing Firms	705.9
Limited Assessment Powers	2,358.3

Minimum Total Assets Available for Default	$3,181.5

        Settlement, Collateral and Delivery Services.    We manage final settlement in all of our contracts, including cash settlement, physical delivery of selected commodities, and option exercises and assignments. Because some initial and maintenance performance bonds from clearing firms, as well as mark-to-market obligations on some of our contracts, are denominated in various foreign currencies, we offer multi-currency margin and settlement services. We also offer a Moneychanger Service to our clearing firms. This service provides members with access to overnight funds in various foreign currencies at competitive bid/ask spreads free of charge to satisfy the terms of a foreign currency denominated futures contract.

        Although more than 95% of all futures contracts are liquidated before the expiration of the contract, the underlying financial instruments or commodities for the remainder of the contracts must be delivered. We act as the delivery agent for all contracts, ensuring timely delivery by the seller of the exact quality and quantity specified in a contract and full and timely payment by the buyer.

        In order to efficiently administer its system of financial safeguards, our clearing house has developed banking relationships with a network of major U.S. banks and banking industry infrastructure providers, such as the Society for Worldwide Interbank Financial Telecommunications, or SWIFT. Among the key services provided to our clearing house by these banks and service providers are a variety of custody, credit and payment services that support the substantial financial commitments and processes backing the guarantee of our clearing house to market participants.

        Investment Services.    In order to achieve collateral efficiencies for our clearing firms, we have also established our Interest Earning Facility program, private money market funds managed by third party investment managers, to allow clearing firms to enhance the yields they receive on their performance bond collateral deposited with our clearing house. As of December 31, 2001, clearing firms had approximately $739.5 million in balances in these funds, which are benchmarked against the 90-day U.S. Treasury bill average yield. Our clearing house earns fee income in return for providing this value-added service to our clearing firms. We recently implemented an addition to our Interest Earning Facility program, called IEF2, which allows clearing firms to invest directly in public money market mutual funds through a special facility provided by CME. As of December 31, 2001, clearing firms had nearly $7.6 billion in balances in these funds.

        Our clearing house also recently launched a securities lending program using a portion of certain securities deposited to meet the proprietary performance bond requirements of our clearing firms. Securities lending enables our clearing house to generate a new stream of revenue.

Technology

        Our operation of both trading facilities and a clearing house has influenced the design and implementation of the technologies that support our operations.

        Trading Technology.    We have a proven track record of operating successful open outcry and electronic markets by developing and integrating multiple, evolving technologies that support a growing and substantial trading volume. The integrated suite of technologies we employ to accomplish this has been designed to support a significant expansion of our current business and provides us with an opportunity to leverage our technology base into new markets, products and services.

        As electronic trading activity expands, we continue to provide greater match engine functionality unique to various markets, market models and product types. We have adopted a modular approach to technology development and engineered an integrated set of solutions that support multiple specialized markets. We continually monitor and upgrade our capacity requirements and have designed our systems to handle at least twice our peak transactions in our highest volume products. Significant investments in production planning, quality assurance and certification processes have enhanced our ability to expedite the delivery of the system enhancements that we develop for our customers.

        Speed, reliability, scalability, capacity and functionality are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. For example, to enhance the capacity and reliability of our systems, we are in the process of implementing an additional data center and distribution points in London to serve our European clients. These data centers support our customer interfaces, trading and execution systems, as well as clearing and settlement operations.

        The technology systems supporting our trading operations can be divided into four major categories:

Distribution	Technologies that support the ability of customers to access our trading systems from terminals through network access to our trading floor and/or electronic trading environments.
Order routing/order management	Technologies that control the flow of orders to the trading floor or electronic trading systems and that monitor the status of and modify submitted orders.
Trade matching	Technologies that aggregate submitted orders and electronically match buy and sell orders (electronic market) when their trade conditions are met.
Trading floor operations	Technologies that maximize market participants' ability to capitalize on opportunities present in both the trading floor and electronic markets that we operate.

        The GLOBEX electronic trading platform includes distribution, order routing, order management and trade matching technology. The modularity and functionality of GLOBEX enable us to selectively add products with unique trading characteristics onto the trading platform with minimal additional investment.

        The distribution technologies we offer differentiate our platform and bring liquidity and trading volume to our execution facilities. Nearly 1,500 customers connect directly with us, and thousands more connect with us through 17 independent software vendors and 24 clearing firms that have interfaces with our systems as of December 31, 2001. Many of these customers connect through a dedicated private frame-relay network that is readily available, has wide distribution and provides fast connections in the Americas, Europe and Asia. Over the past year, we initiated efforts to provide additional access choices to customers, and in early 2001, implemented a Web-based, virtual private network solution, GLOBEX Trader-Internet, for our lower-volume customers. This added a low-cost alternative that was the first of its kind among major exchanges. In its first nine months of operation through the end of 2001, we have attracted over 250 users.

        In order routing and management, we offer a range of mechanisms, and in mid-2001 we were among the first U.S. derivatives exchanges to implement the FIX 4.2 protocol—the standard order routing protocol used within the securities industry. In addition, our order routing and order management systems are capable of supporting multiple electronic trading match engines. This functionality gives us great latitude in the types of markets that we choose to serve.

        Several key technology platforms and standards are used to support these activities, including fault-tolerant Tandem and IBM mainframes, Sun Microsystems servers, Compaq and Dell PCs, Oracle and DB2 databases, Unix, Windows NT, Novell, Unicenter TNG software systems, TIBCO middleware and multi-vendor frame relay and virtual private network solutions.

        Our match engine is based upon the computerized trading and match software known as the NSC. We have a long-term license from Euronext-Paris, under which we have the ability to modify and upgrade the performance of the basic NSC system to optimize its performance to suit our needs. We have a fully trained development team that maintains, upgrades and customizes our version of the NSC system. For example, despite our dramatic increase in trading volume, we reduced the average response time for getting a message in and out of our match engine from 1.2 seconds at the beginning of 2001 to 0.45 seconds at year-end, allowing trades to be executed more quickly and consistently. The customized enhancements that we have developed address the unique trading demands of each marketplace that we serve. We continue to focus on performance features of the match engine and presently have multiple enhancements under development.

        Clearing Technology.    CLEARING 21, our clearing and settlement software, and SPAN, our margining and risk management software, form the core of our clearing technology.

        CLEARING 21 is a system for high-volume, high-capacity clearing and settlement of exchange-based transactions that we developed jointly with NYMEX. The system offers clearing firms improved efficiency and reduced costs. CLEARING 21's modular design gives us the ability to rapidly introduce new products. The software can be customized to meet the unique needs of specialized markets.

        SPAN is our sophisticated margining and risk management software. SPAN has now been adopted by 38 exchanges and clearing organizations worldwide. This software simulates the effects of changing market conditions on a complex portfolio and uses standard options pricing models to determine a portfolio's overall risk. SPAN then generates a performance bond requirement that typically covers 95% of price changes within a given historical period.

Alliances

        GLOBEX Alliance.    We created the GLOBEX Alliance in 1999 to expand our customer base by allowing participants from other exchanges to trade our products and provide our existing customers with access to a broader range of products offered on other exchanges. Our alliance partners include the derivatives markets operated by Euronext, SGX, the Bolsa de Mercadorias y Futuros in Brazil, the Montreal Exchange and MEFF, giving us a presence in six countries and all of the world's major time zones. Market participants of each exchange are granted cross-access trading privileges at other alliance exchanges for electronically traded products.

        Tokyo Stock Exchange.    In October 2000, we signed a non-binding letter of intent to pursue a global alliance with TSE, with the goal of further developing our respective fixed-income and equity derivatives markets. In March 2002, we introduced S&P/TOPIX 150 stock index futures on our electronic GLOBEX platform during the hours they are not available on TSE.

        MEFF.    In 2000, we established an alliance with MEFF in an effort to expand our successful equity index franchise globally. Through this partnership, derivatives on the European S&P index products are listed for trading on MEFF's electronic trading platform and cleared at our clearing house. By allowing MEFF to join our clearing house as a clearing firm, both CME and MEFF market participants can leverage their existing clearing relationships through participation in this product market.

        NYMEX.    In February 2002, we announced plans with NYMEX to offer newly created E-mini versions of key NYMEX energy and possibly precious metals futures contracts for trading on our GLOBEX platform and clearing at the NYMEX Clearing House. Initially, we expect to introduce E-mini futures on crude oil, natural gas, heating oil and gasoline in the summer of 2002. As part of the agreement, we will offer a cross-margining program, creating capital efficiencies for market professionals and proprietary accounts by calculating performance bond requirements based on specified positions in both markets. In addition, GLOBEX terminals will be made available to NYMEX market participants on the NYMEX trading floor and around the world.

Marketing Programs and Advertising

        Our marketing programs primarily target institutional customers and, to a lesser extent, individual traders. Our marketing programs for institutional customers aim to inform traders, portfolio managers, corporate treasurers and other market professionals about novel uses of our products, such as new hedging and risk management strategies. We also strive to educate these users about changes in product design, margin requirements and new clearing services. We participate in major domestic and international trade shows and seminars regarding futures and options and other derivatives products. In addition, we sponsor educational workshops and marketing events designed to educate market users about our new products. Through these relationships and programs, we attempt to understand the needs of our customer base and use information provided by them to drive our product development efforts.

        We advertise our products and our brand name to increase our trading volumes. Our advertising strategy is twofold: to maintain awareness and familiarity among our institutional target customers and to generate awareness among our growing retail audience. Our primary method of advertising is through print media, using both monthly trade magazines and daily business publications.

Competition

        Until the passage of the Commodity Futures Modernization Act of 2000, or CFMA, futures trading was generally required to take place on or subject to the rules of a federally designated contract market. The costs and difficulty of obtaining contract market designation, complying with applicable regulatory requirements, establishing efficient execution facilities and liquidity pools and attracting customers created significant barriers to entry. The CFMA has eroded the historical dominance by the exchanges of futures trading in the United States by, among other things, permitting private transactions in most futures contracts and authorizing the use of electronic trading systems to conduct both private and public futures transactions. For a more detailed description of the regulation of our industry and the regulatory changes brought on by the CFMA, see the section of this Annual Report on Form 10-K entitled "Item 1. Business—Regulatory Matters."

        These changing market dynamics have led to increasing competition in all aspects of our business and from a number of different domestic and international sources of varied size, business objectives and resources. We now face competition from other futures, securities and securities option exchanges; OTC markets; consortia formed by our members and large market participants; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and other competitors.

        There are 52 futures exchanges located in 27 countries, including nine futures exchanges in the United States. Because equity futures contracts are alternatives to underlying stocks and a variety of equity option and other contracts for obtaining exposure to the equity markets, we also compete with securities and options exchanges, including the New York Stock Exchange and CBOE, dealer markets such as Nasdaq and alternative trading systems such as Instinet.

        OTC markets for foreign exchange and fixed-income derivative products also compete with us. The largest foreign exchange markets are operated primarily as electronic trading systems. Two of the largest of these, operated by Electronic Broking Services and Reuters plc, respectively, serve primarily professional foreign exchange trading firms. Additional electronic platforms designed to serve corporate foreign exchange users are beginning to emerge. Two of these are operated by consortia of interdealer and interbank market participants. A third is a proprietary trading system. These systems present significant potential competitive challenges to the growth of our foreign exchange futures markets.

        The OTC fixed-income derivatives market is by far the largest fixed-income derivatives marketplace. The OTC market consists primarily of interbank and interdealer market participants. There is currently no single liquidity pool in the OTC fixed-income derivatives market that is comparable to our Eurodollar markets. The OTC market for fixed-income derivatives products has traditionally been limited to more customized products, and the large credit exposures created in this market and the absence of clearing facilities have limited participation to the most creditworthy institutional participants. However, the size of this market and technology-driven developments in electronic trading and clearing facilities, as well as regulatory changes implemented by the CFMA, increase the likelihood that one or more substantial liquidity pools will emerge in the future in the OTC fixed-income derivatives market.

        Other emerging competitors include consortia owned by firms that are members of our exchange, and large market participants also may become our competitors. For example, BrokerTec Global LLC, or BrokerTec, an electronic interdealer fixed-income broker whose members include Citigroup, Credit Suisse First Boston, Deutsche Bank AG, Goldman Sachs Group, J.P. Morgan Chase, Lehman Brothers, Merrill Lynch & Co., Morgan Stanley and UBS Warburg, is a significant intermediary in the market for U.S. Treasury securities, Euro-denominated sovereign debt and other fixed-income securities and repurchase transactions involving those securities. In addition, BrokerTec has recently launched an electronic futures exchange and clearing house for futures contracts on U.S. Treasury securities and may in the future list futures on other fixed-income instruments. All of the members of BrokerTec are currently our member firms or affiliates of our member firms and include many of the most significant participants in our Eurodollar and S&P 500 futures markets.

        Alternative trade execution facilities that currently specialize in the trading of equity securities have electronic trade execution and routing systems that also can be used to trade products that compete with our products. While these firms generally may lack overall market liquidity and distribution capability, typically, they have advanced electronic and Internet technology, significant capitalization and competitive pricing. In addition, while there is currently relatively little electronic trading of OTC equity derivatives and the greatest portion of this market is conducted through privately negotiated transactions, it is likely that one or more OTC equity derivatives markets will emerge in the future.

        Technology companies, market data and information vendors and front-end software vendors also represent potential competitors because, as purveyors of market data, these firms typically have substantial distribution capabilities. As technology firms, they also have access to trading engines that can be connected to their data and information networks. Additionally, technology and software firms that develop trading systems, hardware and networks that are otherwise outside of the financial services industry may be attracted to enter our markets.

        We also face a threat of trading volume loss if a significant number of our traditional participants decide to trade futures among themselves without using any exchange or specific trading system. The CFMA allows nearly all of our largest customers to transact futures directly with each other. While those transactions raise liquidity and credit concerns, they may be attractive based on execution costs, flexibility of terms, negotiability of margin or collateral deposits, or other considerations. Additionally, changes under the CFMA permitting the establishment of stand-alone clearing facilities for futures and OTC derivatives transactions will facilitate the mitigation of credit-risk concentrations arising from such transactions, as well as from other off-exchange futures and derivatives transactions.

        We believe competition in the derivatives and securities businesses is based on a number of factors, including, among others:

  •
  depth and liquidity of markets and related benefits;

  •
  transaction costs;

  •
  breadth of product offerings and rate and quality of new product development;

  •
  transparency, reliability and anonymity in transaction processing;

  •
  connectivity;

  •
  technological capability and innovation;

  •
  efficient and secure settlement, clearing and support services; and

  •
  reputation.

        We expect competition in our businesses to intensify as potential competitors expand into our markets, particularly as a result of technological advances and the CFMA and other changes introduced by the CFTC that have reduced the regulatory requirements for the development and entry of products and markets that are competitive with our own. Additional factors that may intensify competition in the future include: an increase in the number of for-profit exchanges; the consolidation of our customer base or intermediary base; an increased acceptance of electronic trading and electronic order routing by our customer base; and the increasing ease and falling cost of other exchanges leveraging their technology investment and electronic distribution to enter new markets and list the products of other exchanges.

        In addition to the competition we face in our derivatives business, we face a number of competitors in our business services and transaction processing business, including:

  •
  other exchanges and clearing houses seeking to leverage their infrastructure; and

  •
  technology firms including front-end developers, back-office processing systems firms and match engine developers.

        We believe competition in the business service and transaction processing market is based on, among other things, the cost of the services provided, quality and reliability of the services, timely delivery of the services, reputation and value of linking with existing products, markets and distribution.

Regulatory Matters

        The Commodity Exchange Act, or CEA, the scope of which was significantly expanded in 1974, subjected us to comprehensive regulation by the CFTC. Under the 1974 amendments, the CFTC was granted exclusive jurisdiction over futures contracts (and options on such contracts and on commodities). Such contracts were generally required to be traded on regulated exchanges known as contract markets. The CEA placed our business in a heavily regulated environment, but imposed significant barriers to unregulated competition.

        Between 1974 and December 2000, the barriers against unregulated competitors were eroded. The CEA's exchange trading requirement was modified by CFTC regulations and interpretations to permit privately negotiated swap contracts meeting specified requirements to be transacted in the OTC market. At June 30, 2001, according to data from the Bank for International Settlements, the total estimated notional amount of outstanding OTC derivative contracts was nearly $99.0 trillion compared to nearly $19.5 trillion for exchange-traded futures and options contracts. The CFTC exemption and interpretations under which the OTC derivative market operated precluded the OTC market from using exchange-like electronic transaction systems and clearing facilities.

        The CFMA, which became effective on December 21, 2000, significantly altered the regulatory landscape and may have important competitive consequences. This legislation greatly expanded the freedom of regulated markets, like ours, to innovate and respond to competition. It will also permit us to offer a previously prohibited set of products—single stock futures and futures based on narrow-based indexes of securities. The provisions that permit us to trade these security futures products require a novel sharing of jurisdiction between the CFTC and the SEC. Those agencies and certain self-regulatory organizations will be required to promulgate new regulations and registration schemes before trading commences. We expect exchange trading of these security futures products to be subject to more burdensome regulation than our other futures products. For example, we will be required to "notice register" with the SEC as a special purpose national securities exchange solely for the purpose of trading security futures products, and the SEC will be authorized to review some of our rules relating to these security futures products. Our members trading those products will be subject to registration requirements and duties and obligations to customers under the securities laws that do not pertain to their other futures business.

        The CFMA excluded or exempted many of the activities of our non-exchange competitors from regulation under the CEA. The CFMA created broad exclusions and exemptions from the CEA that permit derivative contracts, which may serve the same or similar functions as the contracts we offer, to be sold in the largely unregulated OTC market, including through electronic trading facilities.

        Additionally, the CFMA permits SEC-regulated and bank clearing organizations to clear a broad array of derivative products in addition to the products that such clearing organizations have traditionally cleared. The CFMA also permits banks and broker-dealers, and some of their affiliates, to offer and sell foreign exchange futures to retail customers without being subject to regulation under the CEA.

        The CFMA created a new flexible regulatory framework for us in our capacity as a CFTC registrant, and eliminated many prescriptive requirements of the CEA and CFTC in favor of more flexible core principles. For instance, CFTC-regulated exchanges may now list new contracts and adopt new rules without prior CFTC approval under self-certification procedures, permitting more timely product launch and modification.

        For regulated markets, the CFMA creates a new three-tiered regulatory structure. The degree of regulation is related to the characteristics of the product and the type of customer that has direct or indirect access to the market, with retail customer markets being subject to greater regulation. The new three-tiered regulatory structure is as follows:

  •
  Designated contract markets with retail customer participation are subject to the highest level of regulation;

  •
  Derivatives transaction execution facilities with access limited to institutional traders and others trading through members that meet specified capital and other requirements and products limited to contracts that are less susceptible to manipulation (including single stock futures) will be subject to a lesser degree of regulation; and

  •
  Exempt boards of trade subject to the least regulation are characterized by products without cash markets or that are highly unlikely to be susceptible to manipulation and by the participation only of institutional traders and others that meet specified asset requirements.

        Our existing market, which trades a broad range of products and permits intermediaries to represent unsophisticated customers, is subject to the most thorough oversight as a designated contract market. The CFMA permits us to organize markets that are subject to lesser regulation depending on the types of products traded and the types of traders. Markets can be organized that trade only products that are unlikely to be susceptible to manipulation and permit direct trading only among institutional participants in order to achieve a less intrusive degree of oversight.

        The CFMA also provides for regulation of derivatives clearing organizations (DCOs), like our clearing house, separately from the exchanges for which they clear contracts. The CFMA requires a DCO that clears for a registered futures exchange to register with the CFTC. However, our clearing house was deemed to be registered by reason of its activities prior to enactment of the CFMA. A DCO may accept for clearing any new contract or may adopt any new rule or rule amendment by providing to the CFTC a written certification that the new contract, rule or rule amendment complies with the CEA. Alternatively, the DCO may request that the CFTC grant prior approval to any contract, rule or rule amendment, and the CFTC must grant approval within 75 days unless the CFTC finds that the proposed contract, rule, or rule amendment would violate the CEA.

Our Shareholders and Members

        As a result of our conversion into a for-profit corporation in the fall of 2000, individuals and entities who, at the time, owned trading privileges on our exchange became the owners of all of the outstanding equity of CME. In our reorganization into a holding company structure, CME shareholders exchanged their shares for shares of CME Holdings. CME shareholders retained their memberships and trading privileges in CME. CME members continue to own substantially all of our outstanding common stock. CME members can execute trades for their own accounts or for the accounts of customers of clearing firms. Members who trade for their own account, including those who lease trading privileges, qualify for lower transaction fees in recognition of the market liquidity that their trading activity provides. These members also benefit from market information advantages that may accrue from their proximity to activity on the trading floors. There are four divisions of membership at our exchange: the Chicago Mercantile Exchange, or CME, division; the International Monetary Market, or IMM, division; the Index and Option Market, or IOM, division; and the Growth and Emerging Markets, or GEM, division. Each membership division has different trading privileges. Membership applicants are subject to a review and approval process prior to obtaining trading privileges. We also have individual members and clearing firms.

Other Business Relationships and Subsidiaries

        GFX Corporation.    GFX Corporation is a wholly owned subsidiary established in 1997 for the purpose of maintaining and creating liquidity in our foreign exchange futures contracts. GFX accounted for 1.0% of our consolidated revenues in 2001. Experienced foreign exchange traders employed by GFX buy and sell our foreign exchange futures contracts using our GLOBEX system. They limit risk from these transactions through offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market.

        CME Trust.    The Chicago Mercantile Exchange Trust, or the CME Trust, was established in 1969 to provide financial assistance, on a discretionary basis, to customers of any clearing firm that becomes insolvent. We funded the trust through tax-deductible contributions until June 1996. The trust had approximately $56 million in net assets as of December 31, 2001, as the result of contributions, investment income and the absence of any distributions. Trustees of the fund, who are also members of our board of directors, have discretion to use the CME Trust to satisfy customer losses in the event a clearing firm fails or is in such severe financial condition that it cannot meet a customer's obligations, provided that the customer's losses are related to transactions in our contracts. No outside parties have any residual interest in the assets of the CME Trust.

Licensing Agreements

        Standard & Poor's.    We have had a licensing arrangement with Standard & Poor's Corporation since 1980. In 1997, all of our previous licensing agreements with Standard & Poor's were consolidated into one agreement that terminates on December 31, 2013 and includes a clause to renegotiate potential extensions in good faith. Under the terms of the agreement, S&P granted us a license to use certain S&P stock indexes and the related trade names, trademarks and service marks in connection with the creation, marketing, trading, clearing and promoting of futures and/or options contracts that are indexed to certain S&P stock indexes. The license is exclusive until December 31, 2008 for S&P stock indexes licensed to us and listed by us prior to September 24, 1997. For contracts granted before September 24, 1997 but not listed before September 24, 1997, the licenses are exclusive for one year with possible extensions, and, once listed, the license will be exclusive upon meeting a certain minimum average trading volume or payment of a fee by us. For contracts granted and listed after September 24, 1997, and upon which we have listed indexed contracts for trading within one year of the grant date, the licenses are exclusive for two years after listing, after which they may be made exclusive for the remainder of the term of the agreement upon meeting a certain minimum average trading volume or payment of a fee by us. These licenses become non-exclusive in the event we and S&P do not agree on an extension or we list certain competitive contracts. We have a right of first refusal for stock indexes not licensed under the license agreement as of September 24, 1997 and that are developed solely by S&P before and during the term of the license agreement. We pay S&P a per trade fee and have made certain lump sum payments in accordance with the terms of our agreement. If S&P discontinues compilation and publication of any license or index, we may license, on a non-exclusive and royalty-free basis, the information regarding the list of companies, shares outstanding and divisors for that index or terminate the obligations regarding the index.

        Nasdaq.    We have had a licensing arrangement with The Nasdaq Stock Market, Inc. since 1996 to license the Nasdaq-100 Index and related trade names, trademarks and service marks. The license was exclusive for the first three-and-a-half years after trading of the Nasdaq-100 futures contracts began on April 10, 1996, and remains exclusive subject to the maintenance of certain trading volumes in the Nasdaq-100 futures contracts and options on those contracts. The exclusivity of the license means that Nasdaq will not grant a license to use the Nasdaq-100 Index in connection with the trading, marketing and promotion of futures contracts and options on those contracts that would be traded on any commodity exchange between 9:30 a.m. and 4:15 p.m. Eastern Standard Time or any time during the day on a commodity exchange located in the Western Hemisphere. The exclusivity is also subject to the ability of Nasdaq to allow Nasdaq-100 futures contracts to be traded on any markets that they own or operate. We have paid a lump sum fee to Nasdaq and pay per trade fees as well. Our Nasdaq-100 license agreement will continue until April 10, 2006, with five-year extensions unless either party gives notice of termination at least 120 days prior to the end of the current period.

        NSC.    Our license agreement for the NSC software was signed with SBF Bourse de Paris in 1997, and it continues until 2022. The agreement was assigned by SBF to Euronext in 1997. Under the terms of the agreement, Euronext granted us a nonexclusive license to use the NSC software for the trading of our products and the products of certain other exchanges. The agreement also allows us to specify modifications and enhancements to the NSC software prior to delivery to be made by SBF. In addition, we have the right to use our GLOBEX trademark in conjunction with our operation of the electronic trading system based on NSC software. In consideration for the license of the NSC software, we granted Euronext a license to use and modify CLEARING 21. We also had a maintenance and development agreement with Euronext, which expired at the end of 2001, under which we paid annual amounts and per day fees for certain services.

Intellectual Property

        We regard substantial elements of our brand name, marketing elements and logos, products, market data, software and technology as proprietary. We attempt to protect these elements by relying on trademark, service mark, copyright and trade secret laws, restrictions on disclosure and other methods. For example, with respect to trademarks, we have registered marks in more than 20 countries. We have not filed any patent applications to protect our technology. Our rights to stock indexes for our futures products principally derive from license agreements that we have obtained from Standard & Poor's, Nasdaq, and other exchanges and institutions.

        We regularly review our intellectual property to identify property that should be protected, the extent of current protection for that property and the availability of additional protection. We believe our various trademarks and service marks have been registered or applied for where needed. We also seek to protect our software and databases as trade secrets and under copyright law. We have copyright registrations for certain of our software, user manuals and databases. Recent legal developments allowing patent protection for methods of doing business hold the possibility of additional protection, which we are examining.

        Patents of third parties may have an important bearing on our ability to offer certain of our products and services. It is possible that, from time to time, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property that is material to our business. See the section of this Annual Report on Form 10-K entitled "Item 3. Legal Proceedings" for a summary of ongoing litigation relating to the NSC software.

Employees

        As of December 31, 2001, we had 1,057 employees. We consider relations with our employees to be good. We have never experienced a work stoppage. None of our employees are represented by a collective bargaining agreement. However, since 1982, we have had an understanding with the International Union of Operating Engineers, Local 399, AFL-CIO, relating to building engineers at our corporate headquarters building. Currently, there are seven employees to whom this understanding applies.

ITEM 2. PROPERTIES

        Our trading facilities and corporate headquarters are located at 30 South Wacker Drive in Chicago, Illinois. We occupy approximately 430,000 square feet of office space under two leases that both expire in 2003 and 70,000 square feet of trading floor space under a lease with the CME Trust that expires in 2005. We have an option under each of the office space leases that will allow us to renew those leases until November 2013. On November 1, 1998, we entered into an extension of our lease with the CME Trust, and we have an option on three additional extensions that will allow us to continue to occupy this trading facility until October 2026. We maintain backup facilities for our electronic systems in separate office towers at 10 and 30 South Wacker Drive, and we are developing a remote facility in a Chicago suburb that we expect to be operational by the third quarter of 2002. We also lease administrative office space in Washington, D.C., and Tokyo, Japan and both administrative and communication equipment space in London, England. We believe our facilities are adequate for our current operations and that additional space can be obtained if needed.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this filing, except as described below, we are not a party to or threatened with any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

        On May 5, 1999, we, CBOT, NYMEX and Cantor Fitzgerald, L.P. were sued by Electronic Trading Systems, Inc., in the U.S. District Court for the Northern District of Texas (Dallas Division) for alleged infringement of Wagner U.S. patent 4,903,201, entitled "Automated Futures Trade Exchange." The patent relates to a system and method for implementing an electronic, computer-automated futures exchange. We informed Euronext-Paris, our licensor of the NSC software, in conformity with the indemnification provision of the license agreement, of the receipt of a summons in that proceeding. Euronext-Paris hired and paid the fees and expenses of a law firm to defend and contest this litigation. Euronext-Paris reserved its rights under that agreement in the event that any modifications to the licensed system made by us result in liability. On June 25, 2001, Euronext-Paris wrote to disclaim responsibility for defense of this litigation and requested that we reimburse it for all legal expenses and other costs incurred to date. It asked that we take over full responsibility for defense of this litigation and assume all costs associated with our defense. We rejected that demand. Subsequently, we agreed with Euronext-Paris to share responsibility for defense of this litigation, utilizing new lead defense counsel selected by us, and to share equally the costs and expenses of such new lead defense counsel as of January 1, 2002. As part of this agreement, neither we nor Euronext-Paris has waived any rights with respect to the idemnification provision of the license agreement.

        The case against NYMEX was transferred to the Southern District of New York and is pending. Cantor Fitzgerald, L.P. settled with the plaintiff for undisclosed consideration. On March 29, 2001, eSpeed, Inc., an affiliate of Cantor Fitzgerald, L.P., acquired certain rights to the patent. An amended complaint was filed on June 5, 2001, adding eSpeed, Inc. as an additional party plaintiff. The amended complaint seeks treble damages, attorneys' fees and preliminary and permanent injunctions against the remaining defendants.

        On June 4, 2001, a hearing was conducted before Judge Barbara M.G. Lynn to interpret the claims of the patent. On October 12, 2001, Judge Lynn entered a Claim Construction Order. That order rejects certain arguments that we had made with respect to the scope of plaintiffs' patent claims and interprets the patent claims more broadly. The broad scope of the claims, as interpreted by the court, may reduce the number of arguments we have as to non-infringement.

        If the plaintiffs are ultimately successful before the district court, we may be required to obtain a license to develop, market and use our computer automated trading system; to cease developing, marketing or using that system; or to redesign the system to avoid infringement. We cannot assure you that we would be able to obtain such a license or that we would be able to obtain it at commercially reasonable rates or, if we are unable to obtain a license, that we would be able to redesign our system to avoid infringement. As a result, this litigation could have a material adverse affect on our business, financial condition and operating results, including our ability to offer electronic trading in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 7, 2001, our predecessor company, CME, held a special meeting of shareholders. At the meeting, the CME shareholders were asked to consider and vote on two proposals. The proposals voted on at the special meeting, and the results of the voting, were as follows:

Proposal	Votes For	Votes Against	Votes Withheld
To adopt the Agreement and Plan of Merger, dated as of October 1, 2001, by and among Chicago Mercantile Exchange Holdings Inc., CME Merger Subsidiary Inc. and Chicago Mercantile Exchange Inc.	18,093,230	689,550	51,310
To amend Chicago Mercantile Exchange Inc.'s certificate of incorporation to effect a one-for-four reverse stock split of the Class A common stock	17,856,500	878,260	99,330

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is included in CME Holdings' annual report to shareholders for the year ended December 31, 2001, under the heading "Share Information" on pages 73 through 74 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings' annual report to shareholders is included in Exhibit 13 to this document.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this Item is included in CME Holdings' annual report to shareholders for the year ended December 31, 2001, under the heading "Selected Financial Data" on page 26 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings' annual report to shareholders is included in Exhibit 13 to this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

        The information required by this Item is included in CME Holdings' annual report to shareholders for the year ended December 31, 2001, on pages 27 through 41 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings' annual report to shareholders is included in Exhibit 13 to this document.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this Item is included in CME Holdings' annual report to shareholders for the year ended December 31, 2001, under the heading "Quantitative And Qualitative Disclosure About Market Risk" on pages 40 through 41 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings' annual report to shareholders is included in Exhibit 13 to this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is included in CME Holdings' annual report to shareholders for the year ended December 31, 2001, on pages 42 through 66 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings' annual report to shareholders is included in Exhibit 13 to this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

        The information required by this Item was previously reported by CME Holdings in a Current Report on Form 8-K, dated March 21, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is included in CME Holdings' Proxy Statement, dated March 12, 2002, under the headings "Nominees for Equity Directors" on pages 6 through 7, "Nominees for Class B-1 Directors" on page 8, "Nominees for Class B-2 Director" on page 9, "Members of the Board Not Standing for Election This Year" on pages 10 through 11, "Executive Officers" on pages 14 through 15 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 34 and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is included in CME Holdings' Proxy Statement, dated March 12, 2002, under the headings "Directors' Compensation and Benefits" on page 13 and "Executive Compensation" on page 26 through 30 and is incorporated herein by reference, pursuant to General Instruction G(3); provided, however, that the Compensation Committee Report and the Performance Graph contained in the Proxy Statement are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is included in CME Holdings' Proxy Statement, dated March 12, 2002, under the heading "Security Ownership of Directors and Executive Officers" on pages 16 through 19 and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is included in CME Holdings' Proxy Statement, dated March 12, 2002, under the heading "Certain Business Relationships" on page 34 and is incorporated herein by reference, pursuant to General Instruction G(3).

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Financial Statement Schedules

  (1) Financial Statements

    The Consolidated Financial Statements listed below are contained in Exhibit 13.

Report of Management
Report of Independent Public Accountants
Consolidated Balance Sheets at December 31, 2001 and 2000
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

  (2) Financial Statement Schedules

Chicago Mercantile Exchange Holdings Inc. and Subsidiaries
Schedule I—Condensed Financial Information of Registrant
For the Year Ended December 31, 2001

        Chicago Mercantile Exchange Holdings Inc., the registrant, has only one asset, its investment in its wholly owned subsidiary, Chicago Mercantile Exchange Inc., or CME, in the amount of $250,369,000 at December 31, 2001. Net income from this investment on the equity basis of accounting amounted to $68,302,000 for the year ended December 31, 2001. Net income is reflected as if the registrant had been in existence for the entire year even though it was formed during the year and became the parent of CME through a reorganization of entities under common control as described in Note 1 to the financial statements in Exhibit 13. The registrant has no liabilities, material contingencies or guarantees. The registrant has received no cash dividends from CME.

        CME renewed its committed line of credit with a consortium of banks on October 19, 2001. The line of credit is a secured credit facility in the amount of $500.0 million. Under the terms of the credit agreement, CME is required to maintain at all times a tangible net worth of not less than $90.0 million, which is 35.9% of the net assets of CME.

Chicago Mercantile Exchange Holdings Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2001, 2000 and 1999
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Revenues	Deductions(1)	Balance at End of Period
Year ended December 31, 2001:
Allowance for doubtful accounts	$1,700	$1,733	$—	$(2,471)	$962
Accrued fee adjustments	5,215	—	12,149	(15,123)	2,241
Year ended December 31, 2000:
Allowance for doubtful accounts	$350	—	$1,350	$—	$1,700
Accrued fee adjustments	1,615	—	9,494	(5,894)	5,215
Year ended December 31, 1999:
Allowance for doubtful accounts	$135	—	$326	$(111)	$350
Accrued fee adjustments	1,885	—	5,343	(5,613)	1,615

(1)
Includes write-offs of doubtful accounts and payments for fee adjustments.

        All other schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown in the consolidated financial statements or notes thereto.

  (b) Reports on Form 8-K

        Chicago Mercantile Exchange Holdings Inc. filed a Current Report on Form 8-K, dated December 4, 2001, reporting the completion of the transactions associated with its reorganization into a holding company structure.

  (c) Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of October 1, 2001, between Chicago Mercantile Exchange Inc., Chicago Mercantile Exchange Holdings Inc. and CME Merger Subsidiary Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.'s Form S-4, filed with the SEC on August 7, 2001, File No. 33-66988).
3.1	Amended and Restated Certificate of Incorporation of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.1 to Chicago Mercantile Exchange Holdings Inc.'s Current Report on Form 8-K, filed with the SEC on December 4, 2001, File No. 0-32645).
3.2
Amended and Restated Bylaws of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.2 to Chicago Mercantile Exchange Holdings Inc.'s Current Report on Form 8-K, filed with the SEC on December 4, 2001, File No. 0-32645).
4.1
Rights Agreement, dated as of November 30, 2001, between Chicago Mercantile Exchange Holdings Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holding's Inc.'s Form 8-A, filed with the SEC on December 4, 2001).
10.1
Chicago Mercantile Exchange Holdings Inc. Omnibus Stock Plan, effective February 7, 2000 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on March 10, 2000, File No. 33-95561).
10.2
Chicago Mercantile Exchange Holdings Inc. Senior Management Supplemental Deferred Savings Plan, including First Amendment thereto, dated December 14, 1994, Second Amendment thereto, dated December 8, 1998 and Administrative Guidelines thereto (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.3
Chicago Mercantile Exchange Holdings Inc. Directors' Deferred Compensation Plan, including First Amendment thereto, dated December 8, 1998 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.4
Chicago Mercantile Exchange Holdings Inc. Supplemental Executive Retirement Plan, including First Amendment thereto, dated December 31, 1996, Second Amendment thereto, dated January 14, 1998 and Third Amendment thereto, dated December 1998 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.5
Chicago Mercantile Exchange Holdings Inc. Supplemental Executive Retirement Trust, including First Amendment thereto, dated September 7, 1993 (incorporated by reference to Exhibit 10.5 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.6
Agreement, dated February 7, 2000, between Chicago Mercantile Exchange Holdings Inc. and James J. McNulty (incorporated by reference to Exhibit 10.8 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on April 21, 2000, File No. 33-95561).
10.7*
License Agreement, effective as of September 24, 1997, between Standard & Poor's, a Division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.13 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on March 10, 2000, File No. 33-95561).
10.8*
License Agreement, effective as of April 3, 1996, including First Amendment thereto, dated May 5, 1996, between The Nasdaq Stock Market, Inc., a subsidiary of National Association of Securities Dealers, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.9 to Chicago Mercantile Exchange Holdings Inc.'s Form S-4, filed with the SEC on August 7, 2001, File No. 33-66988).

10.9*
Central Services System (NSC) Software License and Development Agreement, effective June 5, 1997, including First Amendment thereto, effective February 24, 1998, Second Amendment thereto, effective July 13, 1998, and Third Amendment thereto, effective January 30, 2001, between SBF Bourse de Paris and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.10 to Chicago Mercantile Exchange Holdings Inc.'s Form S-4, filed with the SEC on August 7, 2001, File No. 33-66988).
10.10*
CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.12 to Chicago Mercantile Exchange Holdings Inc.'s Form S-4, filed with the SEC on August 7, 2001, File No. 33-66988).
10.11
Lease, dated as of November 11, 1983, between Chicago Mercantile Exchange Trust (successor to CME Real Estate Co. of Chicago, Illinois) and Chicago Mercantile Exchange Inc., including amendment thereto, dated as of December 6, 1989 (incorporated by reference to Exhibit 10.14 to Chicago Mercantile Exchange Inc.'s Form S-4 dated February 24, 2000, File No. 33-95561).
10.12
Lease, dated March 31, 1988, between EOP — 10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated June 2, 1981 and known as Trust No. 51234) and Chicago Mercantile Exchange Inc. relating to 10 South Wacker Drive, including First Amendment thereto, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.15 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.13
Lease, dated May 11, 1981, between EOP — 10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434-06 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated March 20, 1980 and known as Trust No. 48268) and Chicago Mercantile Exchange Inc. relating to 30 South Wacker Drive, including First Amendment thereto, dated as of February 1, 1982, Second Amendment thereto, dated as of April 26, 1982, Third Amendment thereto, dated as of June 29, 1982, Fourth Amendment thereto, dated as of July 28, 1982, Fifth Amendment thereto, dated as of October 7, 1982, Sixth Amendment thereto, dated as of July 5, 1983, Seventh Amendment thereto, dated as of September 19, 1983, Eighth Amendment thereto, dated as of October 17, 1983, Ninth Amendment thereto, dated as of December 3, 1984, Tenth Amendment thereto, dated as of March 16, 1987, Eleventh Amendment thereto, dated as of January 1, 1999, Twelfth Amendment thereto, dated as of June 30, 1999 (incorporated by reference to Exhibit 10.16 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.14	First Amended and Restated Credit Agreement, dated as of October 19, 2001, among Chicago Mercantile Exchange Inc. and the consortium of banks party thereto.
13.1	Specified portions of Chicago Mercantile Exchange Holdings Inc.'s annual report to shareholders for the year ended December 31, 2001.
21.1	List of Subsidiaries of Chicago Mercantile Exchange Holdings Inc.
23.1	Consent of Arthur Andersen LLP.

*
Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 28th day of March, 2002.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
BY:	/S/ JAMES J. MCNULTY James J. McNulty President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2002.

Signature	Title

/s/ SCOTT GORDON Scott Gordon	Chairman of the Board and Director
/s/ DAVID G. GOMACH David G. Gomach	Managing Director and Chief Financial Officer
/s/ NANCY W. GOBLE Nancy W. Goble	Managing Director and Chief Accounting Officer
H. Jack Bouroudjian	Director
/s/ TIMOTHY R. BRENNAN Timothy R. Brennan	Director
/s/ LESLIE HENNER BURNS Leslie Henner Burns	Director

/s/ JOHN W. CROGHAN John W. Croghan	Director
/s/ TERRENCE A. DUFFY Terrence A. Duffy	Director
/s/ MARTIN J. GEPSMAN Martin J. Gepsman	Director
/s/ DANIEL R. GLICKMAN Daniel R. Glickman	Director
/s/ YRA G. HARRIS Yra G. Harris	Director
/s/ ROBERT L. HAWORTH Robert L. Haworth	Director
/s/ BRUCE F. JOHNSON Bruce F. Johnson	Director
/s/ GARY M. KATLER Gary M. Katler	Director

/s/ PAUL KIMBALL Paul Kimball	Director
/s/ PATRICK B. LYNCH Patrick B. Lynch	Director
Leo Melamed	Director
/s/ WILLIAM P. MILLER II William P. Miller II	Director
/s/ PATRICK J. MULCHRONE Patrick J. Mulchrone	Director
John D. Newhouse	Director
/s/ JAMES E. OLIFF James E. Oliff	Director
/s/ MARK G. PAPADOPOULOS Mark G. Papadopoulos	Director

/s/ ROBERT J. PROSI Robert J. Prosi	Director
/s/ WILLIAM G. SALATICH, JR. William G. Salatich, Jr.	Director
/s/ JOHN F. SANDNER John F. Sandner	Director
/s/ MYRON S. SCHOLES Myron S. Scholes	Director
Verne O. Sedlacek	Director
/s/ WILLIAM R. SHEPARD William R. Shepard	Director
/s/ HOWARD J. SIEGEL Howard J. Siegel	Director
Jeffrey L. Silverman	Director

QuickLinks

PART I
  ITEM 1. BUSINESS
CME Clearing House Available Assets (in millions)
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES