Form 10-Q
period 2002-03-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2002-05-08
CIK 1156375

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

-OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-32645

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4459170 (I.R.S. Employer Identification Number)
30 South Wacker Drive, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

(312) 930-1000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2002 was as follows: 7,222,776 shares of Class A common stock, Class A-1, $0.01 par value; 7,222,776 shares of Class A common stock, Class A-2, $0.01 par value; 7,222,574 shares of Class A common stock, Class A-3, $0.01 par value; 7,219,436 shares of Class A common stock, Class A-4, $0.01 par value; 625 shares of Class B common stock, Series B-1, $0.01 par value; 813 shares of Class B common stock, Series B-2, $0.01 par value; 1,287 shares of Class B common stock, Series B-3, $0.01 par value; and 413 shares of Class B common stock, Series B-4, $0.01 par value.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
FORM 10-Q
INDEX

		Page
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	3
	Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001	4
	Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Three Months Ended March 31, 2002 and 2001	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
PART II. OTHER INFORMATION:
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	MARCH 31, 2002	DECEMBER 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$65,902	$69,101
Proceeds from securities lending activities	740,312	882,555
Investments	96,767	91,570
Accounts receivable, net of allowance of $737 and $962	43,395	40,986
Other current assets	6,559	6,671
Cash performance bonds and security deposits (Note 2)	1,005,459	855,227

Total current assets	1,958,394	1,946,110
Property, net of accumulated depreciation and amortization	76,451	75,901
Other assets (Note 3)	55,179	46,870

TOTAL ASSETS	$2,090,024	$2,068,881

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,022	$23,834
Payable under securities lending agreements	740,312	882,555
Other current liabilities	40,541	40,229
Cash performance bonds and security deposits (Note 2)	1,005,459	855,227

Total current liabilities	1,802,334	1,801,845
Long-term debt	5,741	6,650
Other liabilities	10,735	10,017

Total liabilities	1,818,810	1,818,512

Shareholders' Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 28,771,562 shares issued and outstanding	288	288
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	67,211	63,451
Unearned restricted stock compensation	(1,102)	(1,461)
Retained earnings	204,923	187,814
Accumulated unrealized gains (losses) on securities	(106)	277

Total shareholders' equity	271,214	250,369

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,090,024	$2,068,881

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2002	2001
REVENUES
Clearing and transaction fees	$77,885	$70,938
Quotation data fees	12,465	10,225
GLOBEX access fees	3,130	2,347
Communication fees	2,405	2,256
Investment income	1,617	2,573
Securities lending interest income	3,514	—
Other operating revenue	3,053	3,831

TOTAL REVENUES	104,069	92,170
Securities lending interest expense	(2,977)	—

REVENUES, net of securities lending interest expense	101,092	92,170

EXPENSES
Salaries and benefits	29,227	25,059
Stock-based compensation	4,119	42
Occupancy	5,781	5,257
Professional fees, outside services and licenses	7,261	6,018
Communications and computer and software maintenance	10,308	9,988
Depreciation and amortization	10,814	8,888
Public relations and promotion	1,563	581
Other operating expense	3,429	2,990

TOTAL EXPENSES	72,502	58,823

Income before income taxes	28,590	33,347
Income tax provision	(11,481)	(13,357)

NET INCOME	$17,109	$19,990

EARNINGS PER SHARE:
Basic	$0.59	$0.69
Diluted	0.57	0.69
Weighted average number of common shares—basic	28,774,700	28,774,700
Weighted average number of common shares—diluted	29,802,939	28,844,943

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

			Common Stock and Additional Paid-in Capital
	Class A Common Stock	Class B Common Stock
				Unearned Restricted Stock Compensation		Unrealized Securities Gains (Loses)
					Retained Earnings		Total Shareholders' Equity
	Shares	Shares	Amount
BALANCE, DECEMBER 31, 2001	28,771,562	3,138	$63,739	$(1,461)	$187,814	$277	$250,369
Comprehensive income:
Net income					17,109		17,109
Change in unrealized net loss on securities, net of tax benefit of $255						(383)	(383)

Total comprehensive income							16,726
Stock-based compensation			3,760				3,760
Amortization of unearned restricted stock compensation				359			359

BALANCE, MARCH 31, 2002	28,771,562	3,138	$67,499	$(1,102)	$204,923	$(106)	$271,214

BALANCE, DECEMBER 31, 2000	28,771,562	3,138	$44,170	—	$119,512	$(11)	$163,671
Comprehensive income:
Net income					19,990		19,990
Change in unrealized net gain on securities, net of tax of $144						214	214

Total comprehensive income							20,204
Stock-based compensation			42				42

BALANCE, MARCH 31, 2001	28,771,562	3,138	$44,212	—	$139,502	$203	$183,917

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,109	$19,990
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment in joint venture	520	—
Deferred income tax provision	(3,188)	(83)
Stock-based compensation	4,119	42
Depreciation and amortization	10,814	8,888
Gain on sale of investments	(48)	(70)
Increase (decrease) in allowance for doubtful accounts	(225)	1,883
Increase in accounts receivable	(2,184)	(14,325)
Decrease (increase) in other current assets	112	(522)
Decrease (increase) in other assets	(1,133)	55
Increase (decrease) in accounts payable	(7,812)	6,007
Increase in other current liabilities	182	2,746
Increase (decrease) in other liabilities	718	(511)

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,984	24,100

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, net	(7,366)	(5,227)
Increase in internally developed and purchased software	(4,621)	(5,256)
Purchases of investments	(29,807)	(30,826)
Proceeds from sales and maturities of investments	24,019	20,139
Additional investment in joint venture	(3,071)	—

NET CASH USED IN INVESTING ACTIVITIES	(20,846)	(21,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(1,337)	(961)

NET CASH USED IN FINANCING ACTIVITIES	(1,337)	(961)

Net increase (decrease) in cash and cash equivalents	(3,199)	1,969
Cash and cash equivalents, beginning of period	69,101	30,655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,902	$32,624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$124	$227

Income taxes paid	$2,440	$15

Leased asset additions and related obligations	$558	$—

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The accompanying interim financial statements have been prepared by Chicago Mercantile Exchange Holdings Inc. (CME Holdings) without audit. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME Holdings as of March 31, 2002 and December 31, 2001, and the results of its operations and cash flows for the periods indicated. On December 3, 2001, the reorganization of Chicago Mercantile Exchange Inc. (CME) into a holding company structure was completed. The reorganization was completed by merging CME into a wholly owned subsidiary of a newly formed holding company, Chicago Mercantile Exchange Holdings Inc. In the merger, CME shareholders exchanged their equity interests in CME for similar equity interests in CME Holdings. Prior to the reorganization, CME Holdings had no significant assets or liabilities. These financial statements have been prepared as if the holding company structure had been in place for all periods presented.

        The accompanying financial statements should be read in connection with the financial statements and notes thereto in Exhibit 13 of the Chicago Mercantile Exchange Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2001. Quarterly results are not necessarily indicative of results for any subsequent period.

2. PERFORMANCE BONDS AND SECURITY DEPOSITS

        Each firm that clears futures and options on futures contracts traded on the exchange is required to deposit and maintain specified performance bonds in the form of cash, U.S. Government securities or bank letters of credit. These performance bonds are available only to meet the financial obligations of that clearing firm to the exchange. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Exhibit 13 to the CME Holdings Annual Report on Form 10-K for the year ended December 31, 2001.

3. INVESTMENT IN JOINT VENTURE

        On August 28, 2001, CME entered into a joint venture, OneChicago, LLC, with the Chicago Board Options Exchange and the Chicago Board of Trade, to trade single-stock futures and narrow-based stock indexes. CME owns a 42% interest in the joint venture, and the investment is reflected in the financial statements using the equity method of accounting. In February 2001, CME contributed an additional $3.1 million of capital. The investment balance at March 31, 2002 represents CME's total capital contribution of $4.4 million reduced by its proportionate share of the joint venture's net loss. The net loss is included in other operating revenue and totaled $0.5 million for the three months ended March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Corporate Structure

        We are the largest futures exchange in the United States, as measured by 2001 annual trading volume. Our international marketplace brings together buyers and sellers on our trading floors, as well as through our GLOBEX electronic trading platform and privately negotiated transactions. We offer market participants the opportunity to trade futures contracts and options on futures primarily in four product areas: interest rates, stock indexes, foreign exchange and commodities.

        Our exchange was organized in 1898 as a not-for-profit membership organization. Until recently, our business strategy and fee structure were designed to provide profit opportunities for our members. On November 13, 2000, we became the first U.S. financial exchange to become a for-profit corporation by converting membership interests into shares of common stock.

        On December 3, 2001, we completed our reorganization of Chicago Mercantile Exchange Inc. (CME) into a holding company structure. The reorganization was completed by merging CME into a wholly owned subsidiary of a newly formed holding company, Chicago Mercantile Exchange Holdings Inc. (CME Holdings). In the merger, CME shareholders exchanged their equity interests in CME for similar equity interests in CME Holdings. Prior to the reorganization, CME Holdings had no significant assets or liabilities. Our financial statements have been prepared as if the holding company structure had been in place for all periods presented.

  Revenues

        Our revenues consist of clearing and transaction fees; quotation data fees; GLOBEX access fees; communication fees; investment income, including securities lending activities; and other operating revenue. The revenues derived from clearing and transaction fees, which represent 77.0% of revenues for the three months ended March 31, 2002, are determined by three factors: volume, rates and the mix of trades.

        Our clearing and transaction fee revenues are tied directly to volume and underlying market uncertainty. We attempt to mitigate the downside of unpredictable volume swings through various means, such as increasing clearing fees, creating volume incentives, opening access to new markets and further diversifying the range of products and services we offer.

        Similar to volume, the rate structure for clearing and transaction fees has a significant impact on revenue. We implemented rate increases in the fourth quarter of 2000 and first quarter of 2001 which have had a positive impact on our revenues. The pricing changes in the first quarter of 2001 retained some of the increases from the fourth quarter of 2000; implemented charges for some services previously provided at no charge, such as order routing; altered the pricing structure for access to GLOBEX; and reduced certain fees to stimulate activity in targeted areas.

        The mix of trades reflects the types of products traded, the method by which trades are executed and the percentage of transactions executed by members compared to non-members. All transactions are charged a clearing fee that differs by type of contract traded. Additional fees from trades executed through GLOBEX and privately negotiated transactions have become an increasing source of revenue, as the percentage of trades executed electronically and the volume of privately negotiated transactions have increased. Finally, the percentage of trades attributed to non-members impacts revenue, as higher fees are charged to non-member customers than to members.

        Our transaction fee revenues, stated as an average rate per contract, are illustrated in the table below (in thousands, except per contract amounts):

	Year Ended December 31,					Three Months Ended March 31,
	1997	1998	1999	2000	2001	2001	2002
Transaction Revenues	$116,917	$126,524	$140,305	$156,649	$292,459	$70,938	$77,885
Total Contracts Traded	200,742	226,619	200,737	231,110	411,712	92,714	120,520
Average Rate per Contract	$0.582	$0.558	$0.699	$0.678	$0.710	$0.765	$0.646

        The trend in the average rate per contract is influenced by a variety of factors. As the percentage of trades executed electronically has grown, the average rate per contract has increased from 1997 to 2001. The average rate per contract decreased in 1998 as a result of fee reductions and rebates. The decline in the average rate per contract from 1999 to 2000 resulted primarily from two factors: a larger percentage of trades were executed by members, who are charged lower rates; and there was a decline in demand for some of our product delivery services. The increase in 2001 reflects increases in pricing that were partially offset by a shift in the type of products traded. The decrease in the average rate per contract from the first quarter of 2001 to the first quarter of 2002 was primarily the result of a decrease in the percentage of trades attributed to non-members, volume discounts on certain products and limits on some fees associated with trading through the GLOBEX platform. Volume discounts that were implemented in the first quarter of 2001 as part of our pricing changes were expanded in the third quarter of 2001, resulting in a decrease in our average rate per contract since that time. In addition, a growing percentage of our trading volume is derived from GLOBEX. As a result of the limits on certain GLOBEX fees, the additional trading volume generated through GLOBEX has generated additional clearing fees, but has not necessarily resulted in additional GLOBEX fees.

        Transaction fees are calculated and recorded as revenue when the trade is accepted and processed through our Clearing House. The amount of the fee is affected by several factors. Should any of these factors, such as the membership status of the individual making the trade, require correction in our fee system, a fee adjustment can be processed for a period of three months following the month in which the trade occurred. Based on historical trends, we have established a reserve to allow for the likelihood of future adjustments to fees that have already been recorded as revenue and collected from clearing firms.

        Our second largest source of revenue is quotation data fees, which we receive from the sale of our market data. At year-end 2001, more than 48,000 subscribers displayed our data on approximately 190,000 screens worldwide. The pricing of quotation data services was increased on March 1, 2001 as part of the pricing changes implemented in 2001. We began to offer E-quotes™, an additional market data service utilizing Internet access, in March 2002.

        GLOBEX access fees are the connectivity charges to customers of our electronic trading platform. The fee each customer is charged varies depending on the type of connection provided. There is a corresponding communication expense associated with providing these connections that varies based on the type of connection selected by the customer.

        Communication fees consist of charges to members and firms that utilize our various telecommunications networks and communications services. Revenue from communication fees is dependent on open outcry trading, as a significant portion relates to telecommunications on the trading floor. There is a corresponding variable expense associated with providing these services.

        Investment income represents earnings from our general investment portfolio, as well as income generated by the short-term investment of clearing firms' cash performance bonds and security deposits. Investment income is influenced by our operating results, market interest rates and changes in the levels of cash performance bonds deposited by clearing firms. The total cash performance bonds deposited by clearing firms is a function of the type of collateral used to meet performance bond requirements, the number of open positions held by clearing firms and volatility in our markets. As a result, the amount of cash deposited by clearing firms is subject to significant fluctuation. For example, cash performance bonds and security deposits totaled $855.2 million at December 31, 2001, compared to $1.0 billion at March 31, 2002.

        Beginning late in the second quarter of 2001, we entered into securities lending transactions utilizing a portion of the securities that clearing firms deposited to satisfy their proprietary performance bond requirements. Securities lending interest income is presented separately in the consolidated statements of income. Substantial interest expense is incurred as part of this securities lending activity and is presented as a deduction from total revenues to arrive at revenues, net of securities lending interest expense.

        Other operating revenue is composed of fees for trade order routing and various services to members, as well as fees for administering our Interest Earning Facilities. We offer clearing firms the opportunity to invest cash performance bonds in an Interest Earning Facility (IEF®). These clearing firms receive interest income, and we receive a fee based on total funds on deposit. Other operating revenue also includes trading revenue generated by GFX Corporation (GFX), our wholly owned subsidiary that trades in foreign exchange futures contracts to enhance liquidity in our markets for these products. In 2001, we entered into a joint venture, OneChicago, LLC, to trade single stock futures. We have a 42% ownership interest in the joint venture. Our share of the net loss from this joint venture is included in other operating revenue.

        A substantial portion of our clearing and transaction fees, telecommunications fees and various service charges included in other operating revenue are billed to the clearing firms of the exchange. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of the customers of the various clearing firms. There are currently approximately 70 clearing firms and one firm does represent more than 10% of our revenue. Should a clearing firm withdraw from CME, we believe the customer portion of that firm's trading activity would most likely transfer to another clearing firm. Therefore, we do not believe that the exchange is exposed to significant risk from the loss of revenue received from any particular clearing firm.

  Expenses

        Salaries and benefits expense is our most significant expense and includes employee wages, bonuses, related benefits and employer taxes. Changes in this expense are driven by increases in wages as a result of inflation or labor market conditions, the number of employees, rates for employer taxes and price increases affecting benefit plans. Annual bonus payments also vary from year to year and have a significant impact on total salaries and benefits expense.

        Stock-based compensation is the expense for stock options and restricted stock grants. The most significant portion of this expense relates to our CEO's stock option, granted in February 2000 for 5% of all classes of our outstanding common stock. For accounting purposes, the option was treated as a stock appreciation right prior to our demutualization. At the date of demutualization, fixed accounting treatment was adopted for the Class A shares included in this option. Variable accounting treatment was required for the Class B shares included in the option beginning in the second quarter of 2001. As a result, this expense now fluctuates based on changes in the value of the trading rights on our exchange, which are associated with our Class B shares. In the second quarter of 2001, restricted stock grants were awarded to certain employees, and the expense associated with these grants comprises the balance of our stock-based compensation expense.

        Occupancy costs consist primarily of rent, maintenance and utilities for our offices, trading facilities and remote data center. Our office space is primarily in Chicago, although smaller offices are located in Washington, D.C., London and Tokyo. Occupancy costs are relatively stable, although our trading floor rent fluctuates to a limited extent based on open outcry trading volume.

        Professional fees, outside services and licenses expense consists primarily of consulting services provided for major technology initiatives, license fees paid as a result of trading volume in stock index products and legal and accounting fees. This expense fluctuates primarily as a result of changes in requirements for consultants to complete technology initiatives, stock index product trading volume changes that impact license fees and other undertakings that require the use of professional services.

        Communications and computer and software maintenance expense consists primarily of costs for network connections with our GLOBEX customers; maintenance of the hardware and software required to support our technology; telecommunications costs of our exchange; and fees paid for access to market data. This expense is affected primarily by the growth of electronic trading. Our computer and software maintenance costs are driven by the number of transactions processed, not the volume of contracts traded. Currently, we process approximately 70% of total transactions electronically, which represent approximately 25% of total contracts traded.

        Depreciation and amortization expense results from the depreciation of fixed assets purchased, as well as amortization of purchased and internally developed software. This expense increased as a result of significant technology investments in equipment and software that began in late 1998 and led to additional depreciation and amortization in the following years.

        Public relations and promotion expense consists primarily of media, print and other advertising expenses, as well as expenses incurred to introduce new products and promote our existing products and services. Also included are seminar, conference and convention expenses for attending trade shows.

        Other operating expense consists primarily of travel, staff training, fees incurred in providing product delivery services to customers, stipends for the Board of Directors, interest for equipment purchased under capital leases, meals and entertainment, fees for our credit facility and various state and local taxes. Other operating expense fluctuates, in part, due to changes in demand for our product delivery services and decisions regarding the manner in which to purchase capital equipment. Certain expenses, such as those for travel and entertainment, are more discretionary in nature and can fluctuate from year to year as a result of management decisions.

Results of Operations for the Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

  Overview

        Our operations for the three months ended March 31, 2002 resulted in net income of $17.1 million compared to net income of $20.0 million for the three months ended March 31, 2001. The primary factor for the decrease is the impact of non-cash stock-based compensation expense, which is primarily driven by the increase in the value of the trading rights associated with our Class B shares, and totaled $4.1 million in the first quarter of 2002 compared to $42,000 for the same time period in 2001. Excluding stock-based compensation, net income for the three months ended March 31, 2002 would have been $19.6 million and for the three months ended March 31, 2001 would have been unchanged at $20.0 million. In the first quarter of 2002, volume incentive programs, which include limits on GLOBEX fees for E-mini contracts and volume discounts to benefit large customers trading our Eurodollar products, combined with a decrease in the percentage of trades attributed to non-members, have resulted in lower average revenue per contract. When combined with increased expenses, the result has been that our operating margin, excluding stock-based compensation, declined for the three months ended March 31, 2002 to 32.4% from 36.2% for the same period in 2001. The increased expenses in the first quarter of 2002 are attributed primarily to additional headcount, legal fees and advertising.

        Trading volume for the first quarter of 2002 totaled a record 120.5 million contracts, or 30.0% above the 92.7 million contracts traded during the first quarter of 2001. The first quarter of 2002 was the fifth consecutive calendar quarter when new total volume records have been established. In the first three months of 2002, investors traded a record number of interest rate and stock index contracts to protect portfolios against market swings and possible U.S. Federal Reserve Board policy changes. Several trading volume records were established during the three months ended March 31, 2002. For example, March 7, 2002 total trading volume of 3,542,992 contracts established a new single-day volume record. On March 6, 2002, trading volume on GLOBEX totaled 704,711 contracts, marking the first time GLOBEX volume exceeded 700,000 contracts in a single trading day.

  Revenues

        Total revenues increased $11.9 million, or 12.9%, from $92.2 million for the three months ended March 31, 2001 to $104.1 million for the three months ended March 31, 2002. Revenues, net of securities lending interest expense, increased $8.9 million, or 9.7%, from the first quarter of 2001, when no securities lending activity occurred, to the first quarter of 2002. The increase in revenues is primarily attributable to a 34.3% increase in average daily trading volume. In the first quarter of 2002, electronic trading represented 25.3% of total trading volume and grew 94.5%, to an average of 507,891 contracts per day, compared to the first quarter of 2001. These increased volume levels resulted from customers continued uncertainty over interest rates and volatility in U.S. stocks. Partially offsetting these volume gains in 2002 was a decline in rates earned on our investment portfolio and a decrease in the trading revenue generated by our foreign exchange trading subsidiary, GFX.

        Clearing and Transaction Fees.    Clearing and transaction fees, which include clearing fees, GLOBEX electronic trading fees and other volume-related charges, increased $7.0 million, or 9.8%, from $70.9 million for the three months ended March 31, 2001 to $77.9 million for the three months ended March 31, 2002. The increase was attributed primarily to the 34.3% increase in average daily trading volume that included a 94.5% increase in GLOBEX average daily trading volume in the first quarter of 2002 when compared to the same period in 2001. While volume discounts and limits on certain GLOBEX fees were in effect during both 2001 and 2002, the clearing and transaction fees for the first quarter of 2002 were more adversely impacted by these programs and as a result, the growth in revenue was less than the growth in trading volume. The volume discounts for our Eurodollar products that were implemented in January 2001 were expanded in the third quarter of 2001. While volume in Eurodollar contracts has grown, the larger volume discounts have partially offset the additional revenue generated by the increased trading volume in Eurodollars. Similarly, the growth in trading volume associated with our E-mini products has not generated a corresponding increase in transaction fees since there are limits on certain GLOBEX fees. In addition, the first quarter of 2002 had two fewer business days than the first quarter of 2001. Finally, there was a decrease in the percentage of trades attributed to non-members from the first quarter of 2001 to the first quarter of 2002. Higher fees are charged to non-member customers than to members.

        The following table shows the average daily trading volume in our four product areas and the portion that is traded electronically through the GLOBEX platform:

	Three Months Ended March 31,
Product Area			Percentage Increase/ (Decrease)
	2002	2001
Interest Rate	1,295,186	991,902	30.6%
Equity	585,633	377,736	55.0
Foreign Exchange	96,032	86,262	11.3
Commodity	31,808	39,480	(19.4)

Total Volume	2,008,659	1,495,380	34.3
GLOBEX Volume	507,891	261,132	94.5
GLOBEX Volume as a Percent of Total Volume	25.3%	17.5%

        Even though the U.S. Federal Reserve Board left interest rates unchanged during the first quarter of 2002, compared to three reductions during the first quarter of 2001, we still experienced a 30.6% increase in average daily volume for our interest rate products. We believe this growth in volume in our interest rate products provides evidence of our Eurodollar products' status as global benchmarks for managing risk. We also experienced significant volume increases in our equity products during the first quarter of 2002 when compared to the same time period in 2001. Approximately 77% of our equity index product volume is conducted through the GLOBEX platform. More access choices, improved performance of this platform and continued volatility in the U.S. stock market resulted in this growth in volume for our equity products. With respect to foreign exchange products, we began offering side-by-side electronic and open outcry trading of these products in April 2001. This is the primary factor that resulted in the increase in volume in foreign exchange products in the first quarter of 2002 when compared to the first quarter of 2001. The decline in commodity trading volume resulted from lower price levels for livestock and milk, which tends to depress trading volume in these products. Expectations of upward price trends for these commodities also led producers to postpone hedging activity.

        Quotation Data Fees.    Quotation data fees increased $2.3 million, or 21.9%, from $10.2 million for the three months ended March 31, 2001 to $12.5 million for the three months ended March 31, 2002. This increase resulted from several factors. Fees for our quotation data services were increased March 1, 2001, so the full benefit of these increases was not realized in the first quarter of 2001. Also, a large vendor's bankruptcy filing in February 2001 had an adverse impact on our revenue for the three months ended March 31, 2001. In addition, in 2002 we implemented an administrative fee for our quote vendor services, and in March 2002 we began to offer our market data through the Internet resulting in modest additional revenue.

        GLOBEX Access Fees.    GLOBEX access fees increased $0.8 million, or 33.4%, from $2.3 million for the three months ended March 31, 2001 to $3.1 million for the three months ended March 31, 2002. In addition to growth in the number of GLOBEX users, access fees were increased on February 1, 2001, and additional access choices were offered.

        Communication Fees.    Communication fees increased $0.1 million, or 6.6%, from $2.3 million for the three months ended March 31, 2001 to $2.4 million for the three months ended March 31, 2002.

        Investment Income.    Investment income decreased $1.0 million, or 37.2%, from $2.6 million for the three months ended March 31, 2001 to $1.6 million for the three months ended March 31, 2002. The decline resulted primarily from reduced earnings generated through the investment of cash performance bonds and security deposits. Rates earned on these investments declined significantly from the first quarter of 2001 to the first quarter of 2002. Partially offsetting this decline was increased investment income generated by our investment portfolio and non-qualified deferred compensation plans during the three months ended March 31, 2002 when compared to the same period in 2001. Our improved financial performance has resulted in additional funds available for investment, causing investment income of this nature to grow despite the decrease in interest rates earned on these investments. There was a $0.5 million increase in the investment results of our non-qualified deferred compensation plan that is included in investment income but did not affect our net income, as there was an equal increase in our salaries and benefits expense.

        Securities Lending Interest Income and Expense.    Securities lending interest income was $3.5 million for the three months ended March 31, 2002. There was no similar income for the three months ended March 31, 2001, as our securities lending activity began in June 2001. Securities lending is limited to a portion of the securities that clearing firms deposit to satisfy their proprietary performance bond requirements. Securities lending interest expense was $3.0 million for the three months ended March 31, 2002. There was no similar expense for the three months ended March 31, 2001. This expense is an integral part of our securities lending program and is required to engage in securities lending transactions. Therefore, this expense is presented in the statements of income as a reduction of total revenues.

        Other Operating Revenue.    Other operating revenue decreased $0.7 million, or 20.3%, from $3.8 million for the three months ended March 31, 2001 to $3.1 million for the three months ended March 31, 2002. This decrease is primarily attributed to a $0.9 million decrease in trading revenue generated by GFX and $0.5 million for our share of the net loss of OneChicago, LLC for the three months ended March 31, 2002. These decreases were partially offset by a $0.6 million increase in fees associated with managing our IEF program.

  Expenses

        Total operating expenses increased $13.7 million, or 23.3%, from $58.8 million for the three months ended March 31, 2001 to $72.5 million for the three months ended March 31, 2002. This increase was attributable primarily to increases in salaries and benefits as well as stock-based compensation. Excluding stock-based compensation, which is a non-cash expense, expenses would have increased $9.6 million, or 16.3%.

        Salaries and Benefits Expense.    Salaries and benefits increased $4.1 million, or 16.6%, from $25.1 million for the three months ended March 31, 2001 to $29.2 million for the three months ended March 31, 2002. The largest component of this increase is growth in salaries. We had fewer employees in the first quarter of 2001, primarily as a result of the tight labor market that still existed at that time, particularly in the technology sector. As labor market conditions softened, this allowed us to attract additional staff for positions that were previously unfilled. This increase in the number of employees, as well as a rise in general compensation levels, resulted in an increase in salaries and in expenses relating to our bonus, benefit plans and employer taxes.

        Stock-Based Compensation Expense.    Stock-based compensation expense increased from $42,000 for the three months ended March 31, 2001 to $4.1 million for the three months ended March 31, 2002. This increase was primarily the result of the increase in value of the trading rights associated with the Class B common stock included in the stock option granted to our Chief Executive Officer in 2000. The Class B portion of the option represented $3.7 million of our stock-based compensation expense in the first three months of 2002. Since demutualization, fixed accounting treatment had been adopted for the Class A common stock included in the option. However, beginning in the second quarter of 2001, variable accounting has been required for the Class B common stock included in the option. As a result, the first quarter of 2001 does not include any expense for the Class B common stock included in this option. In addition, some restricted stock grants were awarded to employees in the second quarter of 2001. A portion of the expense relating to these grants is included in stock-based compensation for the three months ended March 31, 2002. There was no similar expense for the three months ended March 31, 2001.

        Occupancy Expense.    Occupancy expense increased $0.5 million, or 10.0%, from $5.3 million for the three months ended March 31, 2001 to $5.8 million for the three months ended March 31, 2002. This increase is related directly to increased trading volume, as a portion of our rent is determined based on our open outcry volume, and we incurred additional rent expense in 2002 for a remote data facility leased in the fourth quarter of 2001.

        Professional Fees, Outside Services and Licenses Expense.    Professional fees, outside services and licenses expense increased $1.3 million, or 20.7%, from $6.0 million for the three months ended March 31, 2001 to $7.3 million for the three months ended March 31, 2002. This increase is attributed primarily to a $0.7 million increase in the first quarter of 2002 for legal fees associated with our defense in litigation relating to Wagner patent 4,903,201. In addition, in 2002 there was a $0.2 million increase in license fees resulting from growth in our equity product trading volume, as well as additional expenses incurred for building security since the September 11 terrorist attacks. Partially offsetting these increases was a $0.3 million reduction in professional fees for technology-related initiatives, as professional fees related to new initiatives were less than those incurred in the first quarter of 2001 for initiatives that have since been completed.

        Communications and Computer and Software Maintenance Expense.    Communications and computer and software maintenance expense increased $0.3 million, or 3.2%, from $10.0 million for the three months ended March 31, 2001 to $10.3 million for the three months ended March 31, 2002. The increase in 2002 resulted from additional maintenance and supplies costs associated with recent technology purchases for hardware and software. These increases were offset partially by a reduction in communication expenses associated with connections to our GLOBEX platform. The contract with this vendor was renegotiated in 2001, resulting in lower costs for the first quarter of 2002 despite increased access to GLOBEX.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $1.9 million, or 21.7%, from $8.9 million for the three months ended March 31, 2001 to $10.8 million for the three months ended March 31, 2002. This increase was attributable primarily to depreciation of the cost of equipment purchased late in 2001 as well as amortization on software purchased or completed after the first quarter of 2001.

        Public Relations and Promotions Expense.    Public relations and promotions expense increased $1.0 million, from $0.6 million for the three months ended March 31, 2001 to $1.6 million for the three months ended March 31, 2002. The increase resulted from additional print advertising expenditures in the first quarter of 2002 primarily to promote our E-mini equity index products.

        Other Operating Expense.    Other operating expense increased $0.4 million, or 14.7%, from $3.0 million for the three months ended March 31, 2001 to $3.4 million for the three months ended March 31, 2002. This increase in 2002 related primarily to increased administrative expenses, such as bank fees and travel.

  Income Tax Provision

        We recorded a tax provision of $11.5 million for the quarter ended March 31, 2002 compared to a tax provision of $13.4 million for the same period in 2001. The effective tax rate was 40.2% for the first quarter of 2002, a modest increase from the 40.1% effective tax rate for the first quarter of 2001.

  Liquidity and Capital Resources

        Cash and cash equivalents totaled $65.9 million at March 31, 2002 and $69.1 million at December 31, 2001. The $3.2 million decrease since December 31, 2001 resulted from payment of certain short-term liabilities during the first quarter of 2002 that is reflected, in part, by a reduction in accounts payable during the same time period.

        Other current assets readily convertible into cash would include investments as well as accounts receivable. When combined with cash and cash equivalents, these assets represented 59.9% of our total assets, excluding cash performance bonds and security deposits and investment of securities lending proceeds, at March 31, 2002, relatively unchanged from 60.9% at December 31, 2001. Cash performance bonds and security deposits as well as investment of securities lending proceeds are excluded from total assets for purposes of this comparison as these assets may vary significantly over time.

        Historically, we have met our funding requirements from operations. Net cash provided by operating activities was $19.0 million for the three months ended March 31, 2002 compared to $24.1 million for the three months ended March 31, 2001, a decrease of $5.1 million. This decrease resulted primarily from cash utilized to achieve a $7.6 million reduction in other current liabilities and accounts payable from year-end 2001 to March 31, 2002. This reduction in liabilities related to payment of staff bonuses, membership sale proceeds and general operating expenses during the first quarter of 2002. These decreases were partially offset by increases in non-cash items such as depreciation, stock-based compensation (net of deferred tax benefits) and the loss on our investment in OneChicago, LLC during the first quarter of 2002.

        Cash used in investing activities was $20.8 million for the three months ended March 31, 2002 compared to $21.2 million for the three months ended March 31, 2001. Cash outlays for property and software increased $1.5 million, from $10.5 million for the first quarter of 2001 to $12.0 million for the first quarter of 2002. An additional investment in OneChicago was also made in the first quarter of 2002 for $3.1 million. Net purchases of investments, however, decreased $4.9 million, from $10.7 million for the three months ended March 31, 2001 to $5.8 million for the three months ended March 31, 2002. The first quarter of 2002 demonstrates our continued ability to fund capital expenditures from current operating funds and to increase our investment portfolio.

        Cash used in financing activities was $1.3 million for the three months ended March 31, 2002 and $1.0 million for the three months ended March 31, 2001. For both quarters this represents regularly scheduled payments on long-term debt. No additional debt was incurred.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Overview

        Market risk represents interest rate risk relating to the investments held by us as well as derivative trading risk associated with GFX. With respect to interest rate risk, a change in market interest rates would impact interest income from temporary cash investments, cash performance bonds and security deposits, variable rate investment securities and new purchases of investment securities. Changes in market interest rates would also have an effect on the fair value of investment securities held. GFX engages in the purchase and sale of our foreign exchange futures contracts to promote liquidity in our products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions to limit market risk. Net position limits are established for each trader and currently amount to $12.0 million in aggregate notional value.

  Interest Rate Risk

        Interest income from investment securities, temporary cash investments, cash performance bonds and security deposits was $1.5 million in the first quarter of 2002. At March 31, 2002, our investment portfolio consisted primarily of U.S. government agency and state and municipal securities, including approximately $3.9 million in variable rate securities. Our investment portfolio recorded realized and unrealized losses of $0.6 million in the three months ended March 31, 2002 compared to realized and unrealized gains of $0.4 million in the three months ended March 31, 2001. Contractual maturities and interest coupon rates for fixed rate investment securities at March 31, 2002 were as follows (dollars in thousands):

Year	Principal Amount	Interest Rate
2002	$1,000	6.0%
2003	5,870	4.8
2004	24,335	5.1
2005	27,031	4.9
2006	24,185	5.3
2007	6,815	4.7
2008	2,000	6.1

Total	$91,236	4.6%

  Derivative Trading Risk

        At March 31, 2002, GFX held futures positions with a notional value of $40.0 million, offset by a similar amount of spot foreign exchange positions. All positions are marked to market through a charge or credit to income on a daily basis. Net trading gains were $0.4 million for the three months ended March 31, 2002 and $1.3 million for the three months ended March 31, 2001.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

  None.

(b)
Reports on Form 8-K:

        On February 5, 2002, Chicago Mercantile Exchange Holdings Inc. filed a Current Report on Form 8-K announcing the date of the 2002 Annual Meeting of Shareholders and briefly describing the matters to be acted upon at that meeting.

        On March 28, 2002, Chicago Mercantile Exchange Holdings Inc. filed a Current Report on Form 8-K reporting that on March 21, 2002, the Board of Directors of Chicago Mercantile Exchange Holdings Inc. adopted the recommendation of its Audit Committee that Arthur Andersen LLP be replaced as Chicago Mercantile Exchange Holdings Inc.'s auditors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. (Registrant)
By /s/ David G. Gomach
May 8, 2002	David G. Gomach Chief Financial Officer

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share amounts) (unaudited)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES