Form 10-K/A
period 2001-12-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2002-06-10
CIK 1156375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
                                (AMENDMENT NO. 1)

     (Mark One)
          /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-33379

                                   ----------

                    CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   36-4459170
     (State or Other Jurisdiction of           (IRS Employer Identification No.)
     Incorporation or Organization)
 30 SOUTH WACKER DRIVE, CHICAGO, ILLINOIS                    60606
 (Address of Principal Executive Offices)                 (Zip Code)

                                   ----------

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

                                   ----------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2002 was approximately $1.4 billion. The number of shares outstanding of each of the registrant's classes of common stock as of May 31, 2002 was as follows: 7,222,776 shares of Class A common stock, Class A-1, $.01 par value; 7,222,776 shares of Class A common stock, Class A-2, $.01 par value; 7,222,574 shares of Class A common stock, Class A-3, $.01 par value; 7,219,436 shares of Class A common stock, Class A-4, $.01 par value; 625 shares of Class B common stock, Class B-1, $.01 par value; 813 shares of Class B common stock, Class B-2, $.01 par value; 1,287 shares of Class B common stock, Class B-3, $.01 par value; and 413 shares of Class B common stock, Class B-4, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE: Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Chicago Mercantile Exchange Holdings Inc. hereby amends its Annual Report of Form 10-K for the year ended December 31, 2001 (the "Annual Report"), filed with the Securities and Exchange Commission on March 28, 2002, to include the Report of Independent Public Accounts (the "Opinion") covering the financial statement schedules included in Item 14 of the Annual Report. Set forth below in its entirety is Item 14 of the Annual Report with the only modifications being (i) the inclusion of the Opinion and (ii) the updating of the exhibit list to reflect (a) the incorporation by reference of exhibits filed with the Annual Report and (b) the filing as exhibits of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Chicago Mercantile Exchange Holdings Inc. and the Second Amended and Restated Bylaws of Chicago Mercantile Exchange Holdings Inc. on a Current Report on Form 8-K, dated May 16, 2002. All other portions of the Annual Report remain in effect as filed.

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

     (2)  Financial Statement Schedules

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Chicago Mercantile Holdings Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report dated February 19, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedules (Schedule I - Condensed Financial Information of Registrant for the Year Ended December 31, 2001 and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999) are the responsibility of the company's management and are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Arthur Andersen LLP

Chicago, Illinois
February 19, 2002

           CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

           CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                             BALANCE AT   CHARGED TO                              BALANCE AT
                                             BEGINNING    COSTS AND   CHARGED TO                   END OF
               DESCRIPTION                   OF PERIOD    EXPENSES     REVENUES   DEDUCTIONS(1)    PERIOD
               -----------                   ----------   ----------  ----------  -------------   ----------
Year ended December 31, 2001:
     Allowance for doubtful accounts ...     $  1,700     $  1,733     $     --     $ (2,471)     $    962
     Accrued fee adjustments ...........        5,215           --       12,149      (15,123)        2,241
Year ended December 31, 2000:
     Allowance for doubtful accounts ...     $    350           --     $  1,350     $     --      $  1,700
     Accrued fee adjustments ...........        1,615           --        9,494       (5,894)        5,215
Year ended December 31, 1999:
     Allowance for doubtful accounts ...     $    135           --     $    326     $   (111)     $    350
     Accrued fee adjustments ...........        1,885           --        5,343       (5,613)        1,615

----------

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

     (c)  Exhibits

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
------    ----------------------

2.1 Agreement and Plan of Merger, dated as of October 1, 2001, between Chicago Mercantile Exchange Inc., Chicago Mercantile Exchange Holdings Inc. and CME Merger Subsidiary Inc. (incorporated by reference to
          Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.'s Form S-4, filed with the SEC on August 7, 2001, File No. 33-66988).

3.1 Amended and Restated Certificate of Incorporation of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to
          Exhibit 3.1 to Chicago Mercantile Exchange Holdings Inc.'s Current Report on Form 8-K, filed with the SEC on December 4, 2001, File No. 0-33379).

3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.2 to Chicago Mercantile Exchange Holdings Inc.'s Current Report on Form 8-K, filed with the SEC on May 16, 2002, File No. 0-33379).

3.3 Second Amended and Restated Bylaws of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.3 to Chicago Mercantile Exchange Holdings Inc.'s Current Report on Form 8-K, filed with the SEC on May 16, 2002, File No. 0-33379).

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

10.12 Lease, dated March 31, 1988, between EOP -- 10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated June 2, 1981 and known as Trust No. 51234) and Chicago Mercantile Exchange Inc. relating to 10 South Wacker Drive, including First Amendment thereto, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.15 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).

10.13 Lease, dated May 11, 1981, between EOP -- 10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434-06 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated March 20, 1980 and known as Trust No. 48268) and Chicago Mercantile Exchange Inc. relating to 30 South Wacker Drive, including First Amendment thereto, dated as of February 1, 1982, Second Amendment thereto, dated as of April 26, 1982, Third Amendment thereto, dated as of June 29, 1982, Fourth Amendment thereto, dated as of July 28, 1982, Fifth Amendment thereto, dated as of October 7, 1982, Sixth Amendment thereto, dated as of July 5, 1983, Seventh Amendment thereto, dated as of September 19, 1983, Eighth Amendment thereto, dated as of October 17, 1983, Ninth Amendment thereto, dated as of December 3, 1984, Tenth Amendment thereto, dated as of March 16, 1987, Eleventh Amendment thereto, dated as of January 1, 1999, Twelfth Amendment thereto, dated as of June 30, 1999 (incorporated by reference to Exhibit 10.16 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).

10.14 First Amended and Restated Credit Agreement, dated as of October 19, 2001, among Chicago Mercantile Exchange Inc. and the consortium of banks party thereto (incorporated by reference to Exhibit 10.14 to Chicago Mercantile Exchange Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, filed with SEC on March 28,
          2002).

13.1 Specified portions of Chicago Mercantile Exchange Holdings Inc.'s annual report to shareholders for the year ended December 31, 2001. (incorporated by reference to Exhibit 23.1 to Chicago Mercantile Exchange Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, filed with SEC on March 28, 2002).

21.1 List of Subsidiaries of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 21.1 to Chicago Mercantile Exchange Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, filed with SEC on March 28, 2002).

23.1      Consent of Arthur Andersen LLP (incorporated by reference to Exhibit
          23.1 to Chicago Mercantile Exchange Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, filed with SEC on March 28, 2002).

----------

* Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 10th day of June, 2002.

                              CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

                              By: /s/           David G. Gomach
                                  ----------------------------------------------
                                                David G. Gomach
                                 MANAGING DIRECTOR AND CHIEF FINANCIAL OFFICER