Form 10-Q
period 2002-06-30
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2002-08-13
CIK 1156375

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-33379

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4459170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
30 South Wacker Drive, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

(312) 930-1000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of each of the registrant's classes of common stock as of August 9, 2002 was as follows: 7,222,476 shares of Class A common stock, Class A-1, $0.01 par value; 7,222,376 shares of Class A common stock, Class A-2, $0.01 par value; 7,222,174 shares of Class A common stock, Class A-3, $0.01 par value; 7,219,036 shares of Class A common stock, Class A-4, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	3
	Consolidated Statements of Income for the Six Months and Three Months Ended June 30, 2002 and 2001	4
	Consolidated Statements of Shareholders' Equity for the Six Months Ended June 30, 2002 and 2001	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
PART II. OTHER INFORMATION:
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 6.	Exhibits and Reports on Form 8-K	26
Signatures		27

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$48,106	$69,101
Proceeds from securities lending activities	846,232	882,555
Marketable securities	104,967	91,570
Accounts receivable, net of allowance of $1,076 and $962	48,601	40,986
Other current assets	10,675	6,671
Cash performance bonds and security deposits	1,896,638	855,227

Total current assets	2,955,219	1,946,110
Property, net of accumulated depreciation and amortization	111,330	100,991
Other assets	27,813	21,780

TOTAL ASSETS	$3,094,362	$2,068,881

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,448	$23,834
Payable under securities lending agreements	846,232	882,555
Other current liabilities	40,518	40,229
Cash performance bonds and security deposits	1,896,638	855,227

Total current liabilities	2,801,836	1,801,845
Long-term debt	4,558	6,650
Other liabilities	11,349	10,017

Total liabilities	2,817,743	1,818,512

Shareholders' Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 28,814,122 shares issued and outstanding as of June 30, 2002 and 28,771,562 shares issued and outstanding as of December 31, 2001	288	288
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	66,827	63,451
Unearned restricted stock compensation	(904)	(1,461)
Retained earnings	209,292	187,814
Accumulated net unrealized gains on securities	1,116	277

Total shareholders' equity	276,619	250,369

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,094,362	$2,068,881

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
REVENUES
Clearing and transaction fees	$162,159	$139,204	$84,274	$68,266
Quotation data fees	24,390	23,807	11,925	13,582
GLOBEX access fees	6,408	5,904	3,278	3,557
Communication fees	4,911	4,606	2,506	2,350
Investment income	2,921	5,069	1,304	2,496
Securities lending interest income	9,789	605	6,275	605
Other	6,571	8,242	3,518	4,411

TOTAL REVENUES	217,149	187,437	113,080	95,267
Securities lending interest expense	(8,525)	(569)	(5,548)	(569)

NET REVENUES	208,624	186,868	107,532	94,698

EXPENSES
Salaries and benefits	57,576	50,206	28,349	25,147
Stock-based compensation	3,933	12,030	(186)	11,988
Occupancy	11,089	10,053	5,308	4,796
Professional fees, outside services and licenses	15,638	11,556	8,377	5,538
Communications and computer and software maintenance	21,633	20,129	11,325	10,141
Depreciation and amortization	23,151	18,034	12,337	9,146
Public relations and promotion	2,917	1,369	1,354	788
Other	8,436	6,621	5,007	3,631

TOTAL EXPENSES	144,373	129,998	71,871	71,175

Income before income taxes	64,251	56,870	35,661	23,523
Income tax provision	(25,440)	(22,650)	(13,959)	(9,293)

NET INCOME	$38,811	$34,220	$21,702	$14,230

EARNINGS PER SHARE:
Basic	$1.35	$1.19	$0.75	$0.49
Diluted	$1.31	$1.18	$0.73	$0.48
Weighted average number of common shares:
Basic	28,787,638	28,774,700	28,800,423	28,774,700
Diluted	29,719,510	29,121,640	29,636,082	29,398,336

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

			Common Stock and Additional Paid-in Capital
						Accumulated Net Unrealized Securities Gains (Losses)
	Class A Common Stock	Class B Common Stock
				Unearned Restricted Stock Compensation
					Retained Earnings		Total Shareholders' Equity
	Shares	Shares	Amount
BALANCE, DECEMBER 31, 2001	28,771,562	3,138	$63,739	$(1,461)	$187,814	$277	$250,369
Comprehensive income:
Net income					38,811		38,811
Change in net unrealized gain on securities, net of tax of $560						839	839

Total comprehensive income							39,650
Cash dividend on common stock of $0.60 per share					(17,333)		(17,333)
Vesting of issued restricted Class A common stock	42,560
Stock-based compensation			3,376				3,376
Amortization of unearned restricted stock compensation				557			557

BALANCE, JUNE 30, 2002	28,814,122	3,138	$67,115	$(904)	$209,292	$1,116	$276,619

BALANCE, DECEMBER 31, 2000	28,771,562	3,138	$44,170	$—	$119,512	$(11)	$163,671
Comprehensive income:
Net income					34,220		34,220
Change in net unrealized gain on securities, net of tax of $111						167	167

Total comprehensive income							34,387
Stock-based compensation			12,265				12,265
Issuance of 110,000 shares of restricted Class A common stock			2,260	(2,260)			0
Amortization of unearned restricted stock compensation				233			233

BALANCE, JUNE 30, 2001	28,771,562	3,138	$58,695	$(2,027)	$153,732	$156	$210,556

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,811	$34,220
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on investment in joint venture	1,102	—
Deferred income tax provision (benefit)	1,252	(4,094)
Stock-based compensation	3,933	12,030
Depreciation and amortization	23,151	18,034
Gain on sale of marketable securities	(167)	(115)
Increase in allowance for doubtful accounts	114	1,466
Increase in accounts receivable	(7,729)	(13,810)
Increase in other current assets	(4,005)	(3,780)
Increase in other assets	(6,141)	(27)
Increase (decrease) in accounts payable	(5,386)	1,389
Increase (decrease) in other current liabilities	633	(1,363)
Increase (decrease) in other liabilities	1,332	(2,379)

NET CASH PROVIDED BY OPERATING ACTIVITIES	46,900	41,571

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, net	(32,667)	(14,839)
Capital contribution to joint venture	(3,071)	—
Purchases of marketable securities	(47,666)	(41,981)
Proceeds from sales and maturities of marketable securities	35,836	24,290

NET CASH USED IN INVESTING ACTIVITIES	(47,568)	(32,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(2,994)	(1,834)
Cash dividends	(17,333)	—

NET CASH USED IN FINANCING ACTIVITIES	(20,327)	(1,834)

Net increase (decrease) in cash and cash equivalents	(20,995)	7,207
Cash and cash equivalents, beginning of period	69,101	30,655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,106	$37,862

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$346	$341

Income taxes paid	$34,440	$30,623

Leased asset additions and related obligations	$558	$—

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The accompanying interim consolidated financial statements have been prepared by Chicago Mercantile Exchange Holdings Inc. (CME Holdings) without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME Holdings as of June 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the periods indicated.

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

        The accompanying consolidated financial statements should be read in connection with the financial statements and notes thereto in Exhibit 13 of the Chicago Mercantile Exchange Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2001. Quarterly results are not necessarily indicative of results for any subsequent period.

        Certain reclassifications have been made to the 2001 financial statements to conform to the presentation in 2002.

2.    PERFORMANCE BONDS AND SECURITY DEPOSITS

        Each firm that clears futures and options on futures contracts traded on the exchange is required to deposit and maintain specified performance bonds in the form of cash, U.S. Government securities or bank letters of credit. These performance bonds are available only to meet the financial obligations of that clearing firm to the exchange. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Exhibit 13 to CME Holdings Annual Report on Form 10-K for the year ended December 31, 2001.

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

  Revenues

        Our revenues consist of clearing and transaction fees, quotation data fees, GLOBEX® access fees, communication fees, investment income, including securities lending activities, and other operating revenues. The revenue derived from clearing and transaction fees, which represents 77.7% of net revenues for the six months ended June 30, 2002, are determined by three factors: volume, rates and the mix of trades.

        Our clearing and transaction fee revenues are tied directly to trading volume, as clearing fees are charged for every trade completed on our exchange. Transaction revenue is also received for various trade-related services which may not be provided for every trade. Transaction fees include such items as fees for execution of trades through GLOBEX, currency delivery fees and charges for transferring positions between accounts. We attempt to mitigate the downside impact of unpredictable volume swings through various means, such as increasing clearing fees, creating volume incentives, opening access to new markets and further diversifying the range of products and services we offer.

        Similar to volume, the rate structure for clearing and transaction fees has a significant impact on revenue. Our rate structure includes fees that vary by type of product traded and whether the trade was executed for the benefit of a member or non-member customer. Additional fees are also charged for trades executed through GLOBEX and for privately negotiated transactions. We implemented rate increases in the fourth quarter of 2000 and first quarter of 2001. The pricing changes in the first quarter of 2001 retained some of the increases from the fourth quarter of 2000; implemented charges for some services previously provided at no charge, such as order routing; altered the pricing structure for access to GLOBEX; and reduced certain fees to stimulate activity in targeted product areas.

        The mix of trades includes the types of products traded, the method by which trades are executed and the percentage of transactions executed by members compared to non-members. The additional fees from trades executed through GLOBEX and privately negotiated transactions have become an increasing source of revenue, as the percentage of trades executed electronically and the volume of privately negotiated transactions have increased. Finally, the percentage of trades attributed to non-members impacts revenue, as higher fees are charged to non-member customers than to members.

        Currently our fee structure includes limits on certain fees, volume discounts for certain products, and lower fees for trades executed for the benefit of members. Fee changes, including some that may be significant, occur periodically based on management's review of our operations and business environment.

        Transaction fees are calculated and recorded as revenue when the trade is accepted and processed through our Clearing House. The amount of the fee is affected by several factors. Should any of these factors, such as the membership status of the individual making the trade, require correction in our fee system, a fee adjustment can be processed for a period of three months following the month in which the trade occurred. Based on historical trends, we have established a reserve to allow for the likelihood of future adjustments to fees that have already been recorded as revenue.

        Our second largest source of revenue is quotation data fees, which we receive from the sale of our market data. At June 30, 2002, more than 50,000 subscribers displayed our data on approximately 185,000 screens worldwide. The pricing of quotation data services was increased on March 1, 2001 as part of the pricing changes implemented in 2001. In addition, in March 2002 we began to offer E-quotes™, an additional market data service utilizing Internet access.

        GLOBEX access fees represent primarily the connectivity charges to customers of our electronic trading platform. The monthly fee each customer is charged varies depending on the type of connection provided. Therefore, revenue from these fees will vary based on the total number of users with access to GLOBEX and the rate charged for the type of connection selected. There is a corresponding communication expense associated with providing these connections that varies based on the type of connection selected by the customer. Some customers are also charged installation and disconnection fees that are included as part of our GLOBEX access fee revenue.

        Communication fees consist of charges to members and firms that utilize our various telecommunications networks and communications services. Revenue from communication fees is dependent on open outcry trading, as a significant portion relates to telecommunications on the trading floor. There is a corresponding variable expense associated with providing these services.

        Investment income represents earnings from our marketable securities, as well as income generated by the short-term investment of clearing firms' cash performance bonds and security deposits required to be deposited with us under our exchange rules. Investment income is influenced by our operating results, market interest rates and changes in the levels of cash performance bonds deposited by clearing firms. The total cash performance bonds deposited by clearing firms is a function of the type of collateral used to meet performance bond requirements. These requirements are determined by the number of open positions held by clearing firms, the type of contract included in the open positions and the volatility in our markets. As a result of these factors, the amount of cash deposited by clearing firms is subject to significant fluctuation. For example, cash performance bonds and security deposits totaled $855.2 million at December 31, 2001, compared to $1.9 billion at June 30, 2002.

        Beginning late in the second quarter of 2001, we entered into securities lending transactions utilizing a portion of the securities that clearing firms deposit to satisfy their proprietary performance bond requirements. Securities lending interest income is presented separately in our consolidated statements of income. Substantial interest expense is incurred as part of this securities lending activity and is presented as a deduction from total revenues to arrive at net revenues.

        Other revenue is composed of fees for trade order routing and various services to members, as well as fees for administering our Interest Earning Facility (IEF®) program. We offer clearing firms the opportunity to invest cash performance bonds in money market funds or investment funds managed by third party fund managers. These clearing firms receive interest income, and we receive a fee based on total funds on deposit. Other revenue also includes trading revenue generated by GFX Corporation (GFX), our wholly owned subsidiary that trades in foreign exchange futures contracts to enhance liquidity in our markets for these products. In 2001, we entered into a joint venture, OneChicago, LLC, to trade single stock futures. We currently have a 40% ownership interest in the joint venture. Our share of the net loss from this joint venture during the first six months of 2002 is reflected as a reduction of other revenue.

        A substantial portion of our clearing and transaction fees, telecommunications fees and various service charges included in other revenue are billed to the clearing firms of the exchange. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of the customers of the various clearing firms. There are currently approximately 70 clearing firms, and one firm represents more than 10% of our net revenues. Should a clearing firm withdraw from CME, we believe the customer portion of that firm's trading activity would most likely transfer to another clearing firm. Therefore, we do not believe that the exchange is exposed to significant risk from the loss of revenue received from any particular clearing firm.

  Expenses

        Salaries and benefits expense is our most significant expense and includes employee wages, bonuses, related benefits and employer taxes. Changes in this expense are driven by increases in wages as a result of inflation or labor market conditions, the number of employees, rates for employer taxes and price increases affecting benefits. Annual bonus payments also vary from year to year and have a significant impact on total salaries and benefits expense.

        Stock-based compensation, a non-cash expense, is the expense for stock options and restricted stock grants. The most significant portion of this expense relates to our CEO's stock option, granted in February 2000 for 5% of all classes of our outstanding common stock. For accounting purposes, fixed accounting treatment was adopted for the Class A shares included in this option. Variable accounting treatment was adopted for the Class B shares, including the associated trading rights, covered by the option beginning in the second quarter of 2001. As a result, this expense now fluctuates based on changes in the value of the trading rights on our exchange which are associated with our Class B shares. In the second quarter of 2001, restricted stock grants were awarded to certain employees, and the expense associated with these grants comprises the balance of our stock-based compensation expense.

        Occupancy costs consist primarily of rent, maintenance and utilities for our offices, trading facilities and remote data center. Our office space is primarily in Chicago, although smaller offices are located in Washington, D.C., London and Tokyo. Occupancy costs are relatively stable, although our trading floor rent fluctuates to a limited extent based on open outcry trading volume.

        Professional fees, outside services and licenses expense consists primarily of consulting services provided for major technology initiatives, license fees paid as a result of trading volume in stock index products and legal and accounting fees. This expense fluctuates primarily as a result of changes in requirements for consultants to complete technology initiatives, stock index product trading volume changes that impact license fees and other undertakings, including litigation, that require the use of professional services.

        Communications and computer and software maintenance expense consists primarily of costs for network connections with our GLOBEX customers; maintenance of the hardware and software required to support our technology; telecommunications costs of our exchange; and fees paid for access to market data. These expenses are directly affected by the growth of electronic trading. Our computer and software maintenance costs are driven by the number of transactions processed, not the volume of contracts traded. A trade executed on our exchange represents one transaction, regardless of the number of contracts included in that trade. Therefore, total contract trading volume is greater than the number of transactions processed. In the first six months of 2002, we processed approximately 70% of total transactions electronically, which represented nearly 30% of total contracts traded.

        Depreciation and amortization expense results from the depreciation of fixed assets purchased, as well as amortization of purchased and internally developed software. This expense increased as a result of significant technology investments in equipment and software that led to additional depreciation and amortization.

        Public relations and promotion expense consists primarily of media, print and other advertising expenses, as well as expenses incurred to introduce new products and promote our existing products and services. Also included are expenses for attending trade shows.

        Other expense consists primarily of travel, staff training, fees incurred in providing product delivery services to customers, stipends for the Board of Directors, interest for equipment purchased under capital leases, meals and entertainment, fees for our credit facility and various state and local taxes. Other expense fluctuates, in part, due to changes in demand for our product delivery services and decisions regarding the manner in which to purchase capital equipment. Certain expenses, such as those for travel and entertainment, are more discretionary in nature and can fluctuate from year to year as a result of management decisions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

  Overview

        Our operations for the six months ended June 30, 2002 resulted in net income of $38.8 million compared to net income of $34.2 million for the six months ended June 30, 2001. Our improved operating results were driven by a $21.7 million, or 11.6%, increase in net revenues that were partially offset by a $14.4 million, or 11.1%, increase in expenses for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The growth in revenue resulted primarily from the 35.6% increase in total trading volume during the first six months of 2002 when compared to the same time period in 2001. However, the growth in volume did not result in an equal growth in revenue as volume incentive programs, which include limits on GLOBEX fees for E-mini contracts and volume discounts to benefit large customers trading our Eurodollar products, had a greater impact on transaction revenue during the first six months of 2002. Our operating margin was 30.8% for the first six months of 2002 compared to 30.4% for the first six months of 2001.

        Growth in expenses resulted from increases in all expense categories, with the exception of stock-based compensation, which was $3.9 million for the six months ended June 30, 2002, a decrease from the $12.0 million of expense for the six months ended June 30, 2001. Excluding stock-based compensation, our operating margin declined to 32.7% for the first six months of 2002 from 36.9% for the first six months of 2001.

        Trading volume for the first half of 2002 totaled a record 259.2 million contracts, representing an average daily trading volume of 2.1 million contracts and a 35.6% increase over the 191.1 million contracts traded during the first half of 2001, which represented an average daily trading volume of 1.5 million contracts. The second quarter of 2002 was the sixth consecutive calendar quarter in which new total trading volume records have been established. In the first six months of 2002, investors traded a record number of interest rate and stock index contracts, in part to protect portfolios against market swings and possible U.S. Federal Reserve Board policy changes. On June 27, 2002, we experienced a new single-day total trading volume record of nearly 4.3 million contracts, surpassing the previous record of 3.5 million contracts that was established on March 7, 2002. GLOBEX volume exceeded 1 million contracts in one day for the first time on June 12, 2002. This volume record was exceeded on June 26, 2002 when 1.2 million contracts were traded on GLOBEX. Finally, June 2002 represented our busiest month ever when total trading volume was 49.9 million contracts, representing an average daily trading volume of nearly 2.5 million contracts.

  Revenues

        Total revenues increased $29.7 million, or 15.9%, from $187.4 million for the six months ended June 30, 2001 to $217.1 million for the six months ended June 30, 2002. Net revenues increased $21.7 million, or 11.6%, from $186.9 million for the six months ended June 30, 2001 to $208.6 million for the six months ended June 30, 2002. This increase in revenues is attributed primarily to a 36.7% increase in average daily trading volume. In the first six months of 2002, electronic trading represented 28.2% of total trading volume and grew 104.7%, to 589,826 contracts per day, when compared to the first six months of 2001. These increased volume levels resulted from continued volatility in U.S. stocks; possible changes in interest rates; fluctuations in currencies; increased customer demand for the liquidity provided by our markets; product offerings that allowed customers to manage their risks; and enhanced access choices to our products. Partially offsetting these volume increases, and the related increase in clearing and transaction fees, was a decline in investment income as a result of a decrease in rates earned on our marketable securities and short-term investment of clearing firms' cash performance bonds and security deposits; a decrease in the trading revenue generated by our foreign exchange trading subsidiary, GFX; and our share of the net loss from OneChicago, our joint venture in single stock futures, in the first six months of 2002.

        Clearing and Transaction Fees.    Clearing and transaction fees, which include clearing fees, GLOBEX electronic trading fees and other volume-related charges, increased $23.0 million, or 16.5%, from $139.2 million for the six months ended June 30, 2001 to $162.2 million for the six months ended June 30, 2002. A significant portion of the increase was attributable to the 36.7% increase in total average daily trading volume combined with the 104.7% increase in average daily trading volume on GLOBEX during the six months ended June 30, 2002 when compared to the same time period in 2001. For the first six months of 2002, the additional revenue resulting from these volume increases was partially offset by a reserve of $5.0 million for a one-time payment to clearing firms relating to our fee adjustment policy and clearing firm account management errors. Also, the first six months of 2002 had one less business day than the first six months of 2001.

        Despite the increase in total revenue from clearing and transaction fees, the average rate, or revenue, per contract decreased $0.102 from $0.728 for the six months ended June 30, 2001 to $0.626 for the same period in 2002. Management believes that the fee limits and volume discounts offered to customers contributed to increased trading volume but had a negative impact on our average rate per trade. While volume discounts and limits on certain GLOBEX fees were in effect during both 2001 and 2002, the average rate per contract for the first half of 2002 was more adversely impacted by these programs as increased trading volume resulted in more trades being executed at the discounted levels. The volume discounts for our Eurodollar products that were implemented in January 2001 were expanded in the third quarter of 2001. While volume in Eurodollar contracts has grown, the larger volume discounts have partially offset the additional revenue generated by the increased trading volume in Eurodollars. Similarly, the growth in trading volume associated with our E-mini products has not generated a corresponding increase in transaction fees since there are limits on certain GLOBEX fees. The rate per trade is also affected by the percentage of trades attributed to non-member customers when compared to members, as higher fees are charged to non-members than to members. The percentage of trades for non-members decreased to approximately 23% during the first half of 2002 compared to approximately 25% during the same time period in 2001. We believe our lower fee structure for members has resulted in the acquisition of trading rights by parties intending to trade significant volumes on our exchange, creating the decrease in non-member volume that has been experienced. Finally, the $5.0 million reserve relating to our fee adjustment policy and clearing firm account management errors represented $0.019 of the reduction in our average rate per contract for the six months ended June 30, 2002.

        The following table shows the average daily trading volume in our four product areas, the portion that is traded electronically through the GLOBEX platform, and clearing and transaction revenues expressed in total dollars and as an average rate per contract:

	Six Months Ended June 30,
Product Area			Percentage Increase/(Decrease)
	2002	2001
Interest Rate	1,295,102	1,011,721	28.0%
Equity	664,073	396,208	67.6
Foreign Exchange	99,446	85,687	16.1
Commodity	31,810	35,479	(10.3)

Total Average Daily Volume	2,090,431	1,529,095	36.7
GLOBEX Average Daily Volume	589,826	288,167	104.7
GLOBEX Volume as a Percent of Total Volume	28.2%	18.8%
Clearing and Transaction Fee Revenue (in thousands)	$162,159	$139,204
Average Rate per Contract	$0.626	$0.728

        During the first six months of 2002, volatility in U.S. equity markets continued. This volatility, combined with more access choices to our GLOBEX platform, drove the growth in volume of our equity products. Approximately 80% of our stock index product volume is conducted through the GLOBEX platform. While the U.S. Federal Reserve Board left interest rates unchanged, compared to six interest rate reductions during the first six months of 2001, we continued to experience increased volume in our interest rate products as uncertainty over interest rates and continued volatility in U.S. stocks has led to increased use of interest rate products. With respect to foreign exchange products, the increase in trading volume was attributable to the impact of instituting side-by-side trading of these products on our GLOBEX platform during open outcry trading hours in April 2001 and additional volatility in the foreign exchange markets during the first six months of 2002. The decrease in average daily volume for commodity products was primarily the result of a decline in price levels in livestock and dairy products during the first quarter of 2002 that was partially offset by the impact of a drought in much of the United States in the second quarter of 2002 that has resulted in a recent increase in volume for cattle contracts.

        Quotation Data Fees.    Quotation data fees increased $0.6 million, or 2.5%, from $23.8 million for the six months ended June 30, 2001 to $24.4 million for the six months ended June 30, 2002. The increase principally reflects the benefit of fee increases, implemented in March 2001, for the full six month period ended June 30, 2002 and the implementation of an administrative fee for our quote vendor services in January 2002. In addition, quotation data fees for the first half of 2001 were adversely impacted by the bankruptcy filing of a vendor that served as a large distributor of our market data. These increases were partially offset by a decline in the number of users of our market data in the second quarter of 2002, primarily as a result of recent downsizing at a number of major brokerage firms. As a result, the number of screens displaying our market data decreased from approximately 190,000 screens at December 31, 2001 to approximately 185,000 screens at June 30, 2002. This decline was partially offset by an increase in the number of subscribers from approximately 48,000 at December 31, 2001 to approximately 50,000 at June 30, 2002.

        GLOBEX Access Fees.    GLOBEX access fees increased $0.5 million, or 8.5%, from $5.9 million for the six months ended June 30, 2001 to $6.4 million for the six months ended June 30, 2002. This increase resulted primarily from the additional monthly access fees generated from the increase in the number of GLOBEX users from June 30, 2001 to June 30, 2002. Partially offsetting this increase was a $0.2 million decrease in installation revenue during the first six months of 2002 when compared to the same time period in 2001. When our pricing structure was changed in 2001, we increased our installation charges for certain access choices. Many customers selected those access choices when they were first introduced. This resulted in an increase in installation revenue in the second quarter of 2001 that was not repeated in the second quarter of 2002.

        Communication Fees.    Communication fees increased $0.3 million, or 6.6%, from $4.6 million for the six months ended June 30, 2001 to $4.9 million for the six months ended June 30, 2002. Modest increases in fees for some of our wireless services were partially offset by a decrease in telecommunication usage and rental of related equipment.

        Investment Income.    Investment income decreased $2.2 million, or 42.4%, from $5.1 million for the six months ended June 30, 2001 to $2.9 million for the six months ended June 30, 2002. The decline resulted primarily from a reduction in rates earned on our marketable securities and the investment of clearing firms' cash performance bonds and security deposits. A significant portion of these investments are short-term in nature. Rates earned on these investments declined approximately 2.5% from the first half of 2001 to the first half of 2002, representing a decrease in investment income of approximately $3.5 million. The decrease in rates earned was primarily a result of the actions taken by the Federal Reserve Board in 2001 to lower the Fed funds rate. Partially offsetting this decline in interest rates was an increase of approximately $1.6 million in investment income as a result of increased balances in marketable securities and clearing firms' cash performance bonds and security deposits. The final component of the decrease in investment income was a $0.2 million decrease in the investment results of our non-qualified deferred compensation plan that is included in investment income but did not affect our net income, as there was an equal decrease in our salaries and benefits expense.

        Securities Lending Interest Income and Expense.    Securities lending interest income increased $9.2 million, from $0.6 million for the six months ended June 30, 2001 to $9.8 million for the six months ended June 30, 2002. Our securities lending activity began late in June 2001. Therefore only modest revenue was generated for the six months ended June 30, 2001. Our securities lending is limited to a portion of the securities that clearing firms deposit to satisfy their proprietary performance bond requirements. Securities lending interest expense increased $7.9 million, from $0.6 million for the six months ended June 30, 2001 to $8.5 million for the six months ended June 30, 2002. This expense is an integral part of our securities lending program and is required to engage in securities lending transactions. Therefore, this expense is presented in the statements of income as a reduction of total revenues.

        Other Revenue.    Other revenue decreased $1.6 million, or 20.3%, from $8.2 million for the six months ended June 30, 2001 to $6.6 million for the six months ended June 30, 2002. This decrease is attributed primarily to a $1.4 million decrease in trading revenue generated by GFX and $1.1 million for our share of the net loss of OneChicago for the six months ended June 30, 2002. There were also decreases in revenue generated from order routing services and fees for providing certain services to members. Partially offsetting these decreases was a $1.2 million increase in fees associated with managing our Interest Earning Facility.

  Expenses

        Total operating expenses increased $14.4 million, or 11.1%, from $130.0 million for the six months ended June 30, 2001 to $144.4 million for the six months ended June 30, 2002. This increase was primarily attributable to increases in salaries and benefits, professional fees and depreciation expense. These increases were partially offset by an $8.1 million decrease in stock-based compensation expense. Excluding stock-based compensation, expenses would have increased $22.5 million, or 19.1%.

        Salaries and Benefits Expense.    Salaries and benefits increased $7.4 million, or 14.7%, from $50.2 million for the six months ended June 30, 2001 to $57.6 million for the six months ended June 30, 2002. There are two significant components to this increase. Salaries and benefits expense increased as a result of increases in salaries for existing employees and the related employer taxes, pension and benefits. In addition, the number of employees increased by approximately 6%, or 60 employees, from the six months ended June 30, 2001 to the six months ended June 30, 2002. This increased headcount resulted in additional salaries and benefits expense of approximately $3.2 million. We had approximately 1,100 employees at June 30, 2002.

        Stock-Based Compensation Expense.    Stock-based compensation expense decreased $8.1 million from $12.0 million for the six months ended June 30, 2001 to $3.9 million for the six months ended June 30, 2002. The primary component of this expense relates to the stock option granted to our CEO in February 2000, which included options for both Class A and Class B shares of common stock. The Class B share component of the option includes the value of the trading rights associated with the Class B shares covered by the option. At the date of demutualization, fixed accounting treatment was adopted for the Class A common stock included in the option. However, beginning in the second quarter of 2001, variable accounting was adopted for the Class B common stock included in the option. The increase in the value of the trading rights associated with the Class B shares, when added to the effect of vesting, resulted in $11.7 million of our stock-based compensation expense for the first six months of 2001. By contrast, in the first six months of 2002 there was a smaller increase in the value of the trading rights associated with the Class B shares when compared to the first six months of 2001. Also, we have adopted accelerated vesting for recognizing the expense associated with our stock options. Therefore, a greater percentage of the total expense is recognized earlier in the vesting period of the option. As a result of the passage of time since the date the CEO option was granted and the smaller increase in the value of the trading rights associated with the Class B shares, stock-based compensation expense for the Class B shares included in the CEO option was $3.3 million during the six months ended June 30, 2002. The remainder of the expense relates to the Class A shares included in the stock option granted to our CEO and restricted stock granted to certain employees in May 2001.

        Occupancy Expense.    Occupancy expense increased $1.0 million, or 10.3%, from $10.1 million for the six months ended June 30, 2001 to $11.1 million for the six months ended June 30, 2002. This increase is directly related to increased trading volume, as a portion of our rent for the trading floor in Chicago is determined based on our open outcry volume, and additional rent expense incurred in 2002 for a remote data facility leased in the fourth quarter of 2001.

        Professional Fees, Outside Services and Licenses Expense.    Professional fees, outside services and licenses expense increased $4.0 million, or 35.3%, from $11.6 million for the six months ended June 30, 2001 to $15.6 million for the six months ended June 30, 2002. This increase is attributed primarily to two factors. There was a $1.8 million increase in legal fees associated with our defense of the Wagner patent litigation during the first half of 2002. Professional fees for technology initiatives, net of the portion that relates to the development of internal use software and is capitalized rather than expensed, also increased $1.8 million. New initiatives during the first six months of 2002 included work on capacity testing of various CME systems as a result of recent trading volume increases, adaptation of certain systems to accommodate single stock futures transactions and technology work to prepare for our E-quotes offering. Also, in the first six months of 2002 there was a $0.7 million increase in license fees resulting from growth in our stock index trading volume, as well as additional expenses incurred for building security resulting from the September 11 terrorist attacks. Partially offsetting these increases was a refund for certain legal expenses incurred in 2001.

        Communications and Computer and Software Maintenance Expense.    Communications and computer and software maintenance expense increased $1.5 million, or 7.5%, from $20.1 million for the six months ended June 30, 2001 to $21.6 million for the six months ended June 30, 2002. The increase in 2002 resulted primarily from additional hardware and software maintenance associated with recent technology purchases as well as additional expenses incurred in connection with our E-quotes offering. These increases were partially offset by a reduction in communication expenses associated with connections to our GLOBEX platform resulting from the renegotiation of a contract with one of our vendors in the second half of 2001.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $5.2 million, or 28.4%, from $18.0 million for the six months ended June 30, 2001 to $23.2 million for the six months ended June 30, 2002. This increase was attributable primarily to equipment and software purchased late in 2001 as well as during the first six months of 2002.

        Public Relations and Promotions Expense.    Public relations and promotions expense increased $1.5 million, or 113.1%, from $1.4 million for the six months ended June 30, 2001 to $2.9 million for the six months ended June 30, 2002. The increase resulted from additional print advertising expenditures in the first six months of 2002, primarily to promote our foreign exchange and E-mini stock index products.

        Other Expense.    Other expense increased $1.8 million, or 27.4%, from $6.6 million for the six months ended June 30, 2001 to $8.4 million for the six months ended June 30, 2002. The increase in the first six months of 2002 resulted primarily from increases in certain administrative expenses. In particular, bank fees increased $0.5 million as a result of the fees associated with securities lending that began late in the second quarter of 2001. In addition, fees paid to our Board of Directors increased during the first six months of 2002 when compared to the same time period in 2001 due to a change in our Board fee structure that became effective July 1, 2001.

  Income Tax Provision

        We recorded a tax provision of $25.4 million for the six months ended June 30, 2002 compared to a tax provision of $22.7 million for the same period in 2001. The effective tax rate was 39.6% for the first six months of 2002, a modest decline from the 39.8% effective tax rate for the first six months of 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

  Overview

        Our operations for the three months ended June 30, 2002 resulted in net income of $21.7 million compared to $14.2 million for the three months ended June 30, 2001. This significant change in operating results was driven by a $12.8 million, or 13.6%, increase in net revenues. Expenses were virtually unchanged from the second quarter of 2001 to the second quarter of 2002. However, there was a significant decline in stock-based compensation from the second quarter of 2001, when the expense totaled $12.0 million, to the second quarter of 2002, when stock-based compensation was a negative expense of $0.2 million. Excluding stock-based compensation, expenses would have increased $12.9 million, or 21.7%, during the three months ended June 30, 2002 when compared to the same time period in 2001.

        During the second quarter of 2002, our trading volume totaled a record 138.7 million contracts and represented the sixth consecutive calendar quarter when a new total volume record was established. Second quarter 2002 trading volume represented a 40.9% increase over the 98.4 million contracts traded in the second quarter of 2001. In the second quarter of 2002, investors traded a record number of interest rate and stock index contracts to protect portfolios against market swings and interest rate volatility. Trading volume records established during the three months ended June 30, 2002 included the busiest month in exchange history in June 2002, a new single-day trading volume record set on June 26, 2002 and GLOBEX trading volume that exceeded 1 million contracts for the first time, also in June 2002.

  Revenues

        Total revenues increased $17.8 million, or 18.7%, from $95.3 million for the three months ended June 30, 2001 to $113.1 million for the three months ended June 30, 2002. Net revenues increased $12.8 million, or 13.6%, from $94.7 million for the three months ended June 30, 2001 to $107.5 million for the three months ended June 30, 2002. The increase in revenues is attributed primarily to a 38.7% increase in average daily trading volume. Electronic trading represented 30.8% of total trading volume and averaged 666,640 contracts per day during the second quarter of 2002, an increase of 111.8% from the second quarter of 2001. The increased volume level is attributed primarily to continued volatility in U.S. stocks and interest rates. Partially offsetting these volume increases, in the second quarter of 2002 we established a one-time reserve of $5.0 million relating to clearing firm account management errors and our fee adjustment policy. This reserve was recorded as a reduction of clearing and transaction fees. In addition, there were decreases in investment income, primarily as a result of the decline in interest rates earned on investments, as well as a decline in market data quotation fees. We also experienced a decrease in the trading revenue generated by our foreign exchange trading subsidiary, GFX, and a loss on our share of the investment in OneChicago.

        Clearing and Transaction Fees.    Clearing and transaction fees, which include clearing fees, GLOBEX electronic trading fees and other volume-related charges, increased $16.0 million, or 23.4%, from $68.3 million for the three months ended June 30, 2001 to $84.3 million for the three months ended June 30, 2002. The increase was attributed primarily to the 38.7% increase in average daily volume, which included a 111.8% increase in average daily trading volume for GLOBEX during the three months ended June 30, 2002. In addition, in the three months ended June 30, 2002, there was one more trading day than during the same period in 2001. The clearing and transaction fees for the second quarter of 2002 did not grow at the same rate as the volume increases as a result of the volume discounts and limits on certain GLOBEX fees described above. In addition, in the second quarter of 2002, we established a one-time reserve of $5.0 million for payments to clearing firms for their account management errors that were not adjusted within our established three-month timeframe for correcting these errors.

        The average rate, or revenue, per contract decreased $0.086 from $0.694 for the second quarter of 2001 to $0.608 for the second quarter of 2002. Volume discounts for our Eurodollar products were implemented in January 2001 and were expanded in the third quarter of 2001. While volume in Eurodollar contracts has grown, the larger volume discounts have partially offset the additional revenue generated by the increased trading volume in Eurodollars. Similarly, the growth in trading volume associated with our E-mini stock index products has not generated a corresponding increase in transaction fees since there are limits on certain GLOBEX fees. Management believes these discounts and fee limits have contributed to our increased trading volume. Also, the one-time $5.0 million reserve reduced our average rate per contract by $0.036. In addition, the percentage of trades attributed to non-members decreased to approximately 22% during the second quarter of 2002 compared to approximately 25% during the same time period in 2001. Higher fees are charged to non-member customers than to members.

        The following table shows the average daily trading volume in our four product areas, the portion that is traded electronically through the GLOBEX platform, and clearing and transaction fee revenues expressed in total dollars and as an average rate per contract:

	Three Months Ended June 30,
Product Area			Percentage Increase/(Decrease)
	2002	2001
Interest Rate	1,295,024	1,031,225	25.6%
Equity	737,611	414,387	78.0
Foreign Exchange	102,647	85,120	20.6
Commodity	31,811	31,542	0.9

Total Average Daily Volume	2,167,093	1,562,274	38.7
GLOBEX Average Daily Volume	666,640	314,774	111.8
GLOBEX Volume as a Percent of Total Volume	30.8%	20.1%
Clearing and Transaction Fee Revenue (in thousands)	$84,274	$68,266
Average Rate per Contract	$0.608	$0.694

        While all product areas experienced increases in the second quarter of 2002 when compared to the same time period in 2001, the largest increase was in equity products. Consistent with the first quarter of 2002, this growth is attributed primarily to continued volatility in U.S. stocks and expanded access choices to our GLOBEX platform. During the three months ended June 30, 2002, approximately 82% of our stock index product trading volume was conducted using GLOBEX. While the U.S. Federal Reserve Board left interest rates unchanged during the second quarter of 2002, compared to three reductions during the same time period in 2001, we continued to experience increased volume for our interest rate products. The increase in trading volume of our foreign exchange products resulted primarily from increased trading of these products through GLOBEX since side-by-side electronic trading was added for foreign exchange contracts during open outcry trading hours, as well as increased volatility in the foreign exchange markets. Trading volume in our commodity products was virtually unchanged in the second quarter of 2002 when compared to the second quarter of 2001.

        Quotation Data Fees.    Quotation data fees decreased $1.7 million, or 12.2%, from $13.6 million for the three months ended June 30, 2001 to $11.9 million for the three months ended June 30, 2002. During the second quarter of 2002, we began to experience a decline in the number of professional users of our services primarily as a result of the recent downsizing in the financial services industry, particularly brokerage and investment banking. This decrease was partially offset by the administrative fee for our quote vendor services that was implemented in January 2002 and our Internet market data service that began in March 2002, which has resulted in modest additional revenue.

        GLOBEX Access Fees.    GLOBEX access fees decreased $0.3 million, or 7.8%, from $3.6 million for the three months ended June 30, 2001 to $3.3 million for the three months ended June 30, 2002. This decrease resulted primarily from a $0.3 million decline in installation revenue during the second quarter of 2002 when compared to the same time period in 2001. When our pricing structure changed in 2001, we increased our installation charges for certain access choices. Many customers selected those access choices when they were first introduced and the result was an increase in installation revenue in the second quarter of 2001 that was not repeated in the second quarter of 2002. Partially offsetting this decrease was an increase in the monthly access fees as a result of increased users of GLOBEX.

        Communication Fees.    Communication fees increased $0.1 million, or 6.6%, from $2.4 million for the three months ended June 30, 2001 to $2.5 million for the three months ended June 30, 2002.

        Investment Income.    Investment income decreased $1.2 million, or 47.8%, from $2.5 million for the three months ended June 30, 2001 to $1.3 million for the three months ended June 30, 2002. The decline resulted primarily from a 2.0% reduction in rates earned on marketable securities and the invested portion of cash performance bonds and security deposits that caused a reduction in investment income of approximately $1.4 million. This decline was only partially offset by an increase in the balances maintained in these investments that resulted in additional investment income of approximately $0.8 million. Investment income was also adversely affected by a $0.7 million decrease in the investment results of our non-qualified deferred compensation plan that is included in investment income but did not affect our net income, as there was an equal decrease in our salaries and benefits expense.

        Securities Lending Interest Income and Expense.    Securities lending interest income increased $5.7 million, from $0.6 million for the three months ended June 30, 2001 to $6.3 million for the three months ended June 30, 2002. Our securities lending activity began late in June 2001; therefore, only modest revenue was generated for the three months ended June 30, 2001. Our securities lending is limited to a portion of the securities that clearing firms deposit to satisfy their proprietary performance bond requirements. Securities lending interest expense increased $4.9 million, from $0.6 million for the three months ended June 30, 2001 to $5.5 million for the three months ended June 30, 2002.

        Other Revenue.    Other revenue decreased $0.9 million, or 20.2%, from $4.4 million for the three months ended June 30, 2001 to $3.5 million for the three months ended June 30, 2002. This decrease resulted primarily from a $0.4 million loss that represented our share of the net loss of OneChicago for the three months ended June 30, 2002, as well as a $0.4 million decrease in trading revenue generated by GFX. There were also decreases in our revenue generated from order routing services, sales of our SPAN software and fees for providing certain services to members. Partially offsetting these decreases was a $0.6 million increase in fees associated with managing our Interest Earning Facility.

  Expenses

        Total operating expenses increased $0.7 million, or 1.0%, from $71.2 million for the three months ended June 30, 2001 to $71.9 million for the three months ended June 30, 2002. Increases in salaries and benefits, depreciation and professional fees for the second quarter of 2002 were offset by a decrease in stock-based compensation, a non-cash expense. Excluding stock-based compensation, operating expenses for the three months ended June 30, 2002 would have increased $12.9 million, or 21.7%.

        Salaries and Benefits Expense.    Salaries and benefits increased $3.2 million, or 12.7%, from $25.1 million for the three months ended June 30, 2001 to $28.3 million for the three months ended June 30, 2002. The largest component of this increase resulted from an increase in the number of employees by approximately 7%, or 70 employees, from the three months ended June 30, 2001 to the three months ended June 30, 2002. The salaries and benefits expense associated with these new employees totaled approximately $1.8 million. Salaries and benefits expense also increased as a result of the rise in compensation levels and the associated expenses for employer taxes, benefits and employee pensions for our existing employees. Partially offsetting these increases was the decrease in the investment results of our non-qualified deferred compensation plan that also is reflected as a reduction in investment income and, therefore, did not affect our net income.

        Stock-Based Compensation Expense.    Stock-based compensation expense decreased $12.2 million from $12.0 million for the three months ended June 30, 2001 to a negative expense of $0.2 million for the three months ended June 30, 2002. A negative expense of $0.4 million for the three months ended June 30, 2002 relates to the Class B shares included in the stock option granted to our CEO in February 2000. In the second quarter of 2001, variable accounting was adopted for the Class B common stock included in the option. As a result, this expense will fluctuate with the change in the value of the trading rights associated with the Class B shares. From the end of the first quarter of 2002 to the end of the second quarter of 2002, the value of some of these trading rights declined. The impact of the decline in value was partially offset by the additional vesting that occurs with the passage of time. By contrast, the increase in the value of the trading rights associated with the Class B shares, when added to the effect of vesting, resulted in $11.7 million of our stock-based compensation expense for the second quarter of 2001. The remainder of the expense in the second quarter of 2002 and 2001 relates to the Class A portion of the CEO option and restricted stock granted to certain employees in May 2001. At the date of demutualization, fixed accounting treatment was adopted for all Class A common stock option grants.

        Occupancy Expense.    Occupancy expense increased $0.5 million, or 10.7%, from $4.8 million for the three months ended June 30, 2001 to $5.3 million for the three months ended June 30, 2002. This increase is directly related to the additional rent expense incurred in 2002 for a remote data facility leased in the fourth quarter of 2001 and increased trading volume, as a portion of our rent for the trading floor in Chicago is based on our open outcry volume. These increases were partially offset by a refund received in the second quarter of 2002 for certain expenses that related to our office facilities in Chicago.

        Professional Fees, Outside Services and Licenses Expense.    Professional fees, outside services and licenses expense increased $2.9 million, or 51.3%, from $5.5 million for the three months ended June 30, 2001 to $8.4 million for the three months ended June 30, 2002. This increase is attributed primarily to increases in four categories: professional fees; legal fees; license fees; and building security. Professional fees for technology initiatives, net of the portion that relates to the development of internal use software and is capitalized rather than expensed, increased $2.1 million. Professional fees were incurred during the second quarter of 2002 for capacity testing of various CME systems as a result of recent trading volume increases, adaptation of certain systems to accommodate single stock futures transactions and technology work to complete and enhance our E-quotes offering. These are new initiatives started in 2002. There was also a $1.1 million increase in legal fees associated with our defense of the Wagner patent litigation during the second quarter of 2002 when compared to the same time period in 2001. Finally, in the second quarter of 2002 there was $0.4 million of additional license fees as a result of the growth in our stock index trading volume as well as increased security expenses for our facilities as a result of the September 11 terrorist attacks. Partially offsetting these increases was a refund received for certain legal expenses paid in 2001 and a decrease in recruiting expenses.

        Communications and Computer and Software Maintenance Expense.    Communications and computer and software maintenance expense increased $1.2 million, or 11.7%, from $10.1 million for the three months ended June 30, 2001 to $11.3 million for the three months ended June 30, 2002. The increase resulted from additional hardware and software maintenance associated with recent technology purchases as well as additional expenses related to our E-quotes offering that was introduced in March 2002.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $3.2 million, or 34.9%, from $9.1 million for the three months ended June 30, 2001 to $12.3 million for the three months ended June 30, 2002. This increase was attributable primarily to depreciation of the cost of equipment and software purchased late in 2001 and during the first six months of 2002. In addition, certain internally developed software projects have been completed since the second quarter of 2001, resulting in additional amortization in the second quarter of 2002.

        Public Relations and Promotions Expense.    Public relations and promotions expense increased $0.6 million, or 71.8%, from $0.8 million for the three months ended June 30, 2001 to $1.4 million for the three months ended June 30, 2002. The increase resulted from additional print advertising expenditures in the second quarter of 2002 that related primarily to our foreign exchange and E-mini stock index products.

        Other Expense.    Other expense increased $1.4 million, or 37.9%, from $3.6 million for the three months ended June 30, 2001 to $5.0 million for the three months ended June 30, 2002. The increase in the second quarter of 2002 resulted primarily from increases in certain administrative expenses such as bank fees, which increased $0.4 million as a result of the fees associated with securities lending that began late in the second quarter of 2001. Due to a change in our Board compensation structure that became effective July 1, 2001, payments to our Board of Directors also increased during the three months ended June 30, 2002 when compared to the same time period in 2001.

  Income Tax Provision

        We recorded a tax provision of $14.0 million for the three months ended June 30, 2002 compared to a tax provision of $9.3 million for the same period in 2001. The effective tax rate was 39.1% for the second quarter of 2002, a modest decline from the 39.5% effective tax rate for the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents totaled $48.1 million at June 30, 2002 and $69.1 million at December 31, 2001. The $21.0 million decline since December 31, 2001 resulted primarily from the June 28, 2002 payment of a $17.3 million special one-time dividend to owners of our common stock. In addition, during the first six months of 2002, the payment of certain short-term liabilities required the use of cash and is reflected on the consolidated balance sheets as a reduction in accounts payable during the same time period.

        Other current assets readily convertible into cash include marketable securities as well as accounts receivable. When combined with cash and cash equivalents, these assets were constant at $201.7 million at June 30, 2002 and December 31, 2001. This represented 57.4% of our total assets at June 30, 2002, excluding cash performance bonds and security deposits and investment of securities lending proceeds, compared to 60.9% at December 31, 2001. The percentage decrease resulted primarily from the payment of the cash dividend. Cash performance bonds and security deposits, as well as investment of securities lending proceeds, are excluded from total assets for purposes of this comparison due to the volatile nature of these assets.

        Historically, we have met our funding requirements from operations. Net cash provided by operating activities was $46.9 million for the six months ended June 30, 2002 compared to $41.6 million for the six months ended June 30, 2001, an increase of $5.3 million. This increase resulted primarily from the increases in non-cash items, such as depreciation and the loss on our investment in OneChicago during the first six months of 2002, as well as a reduced growth in the balance of our accounts receivable. Partially offsetting these increases was the utilization of cash to achieve a $5.4 million reduction in accounts payable from year-end 2001 to June 30, 2002 and a reduction in stock-based compensation, a non-cash expense.

        Cash used in investing activities was $47.6 million for the six months ended June 30, 2002 compared to $32.5 million for the six months ended June 30, 2001. Cash outlays for property increased $17.9 million, from $14.8 million for the first six months of 2001 to $32.7 million for the same time period in 2002. An additional investment in OneChicago of $3.1 million was also made in the first six months of 2002. However, net purchases of marketable securities decreased $5.9 million, from $17.7 million for the six months ended June 30, 2001 to $11.8 million for the six months ended June 30, 2002. In the first six months of 2002, we demonstrated our ability to fund capital expenditures from current operating funds.

        Cash used in financing activities was $20.3 million for the six months ended June 30, 2002 and $1.8 million for the six months ended June 30, 2001. The increase in the first half of 2002 resulted from a cash dividend of $0.60 per share on Class A and Class B shares of common stock that was declared by the Board of Directors on June 4, 2002 for shareholders of record on June 17, 2002. The dividend was paid on June 28, 2002 and totaled $17.3 million. Cash used in financing activities for both periods includes regularly scheduled payments on long-term debt.

        We maintain a line of credit with a consortium of banks to be used in certain situations, such as a disruption in the domestic payments system that would delay settlement between our exchange and our clearing firms or in the event of a clearing firm default. The line of credit has never been utilized. On October 19, 2001, as part of the scheduled renewal, the amount of the line of credit was increased from $350.0 million to $500.0 million. In addition to raising the amount of the line of credit, the new credit agreement is collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in IEF2.

        In addition, as of June 30, 2002, we were contingently liable on irrevocable letters of credit totaling $33.0 million in connection with our mutual offset system with Singapore Derivatives Trading, or SGX. We also guarantee the principal for some of the funds invested in our Interest Earning Facility, which had a balance of $369.1 million as of June 30, 2002.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Overview

        Market risk represents interest rate risk relating to the marketable securities that are available for sale, as well as the foreign exchange trading risk associated with GFX. With respect to interest rate risk, a change in market interest rates would impact interest income from our temporary cash investments, cash performance bonds and security deposits, variable rate marketable securities and new purchases of marketable securities. Changes in market interest rates also would have an effect on the fair value of marketable securities. GFX engages in the purchase and sale of foreign exchange futures contracts to promote liquidity in our products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions to limit market risk. Any potential impact on earnings from a change in foreign exchange rates would not be significant. Net position limits are established for each trader and currently amount to $12.0 million in aggregate notional value.

  Interest Rate Risk

        Interest income from marketable securities, temporary cash investments, cash performance bonds and security deposits was $3.0 million in the first quarter of 2002. At June 30, 2002, our marketable securities consisted primarily of U.S. government agency and state and municipal securities, including approximately $7.7 million in variable rate securities. Our marketable securities recorded net realized and unrealized gains of $1.6 million in the six months ended June 30, 2002 compared to net realized and unrealized gains of $0.4 million in the six months ended June 30, 2001. Contractual maturities and interest coupon rates for fixed rate marketable securities at June 30, 2002 were as follows (dollars in thousands):

Year	Principal Amount	Weighted Average Interest Rate
2003	$9,370	3.8%
2004	21,335	5.0
2005	30,531	4.9
2006	23,185	5.3
2007	6,815	4.7
2008	2,000	6.1

Total	$93,236	4.9%
Fair Value	$97,302

  Derivative Trading Risk

        At June 30, 2002, GFX held futures positions with a notional value of $47.5 million, offset by a similar amount of spot foreign exchange positions. All positions are marked to market through a charge or credit to other revenue on a daily basis. Net trading gains were $1.2 million for the six months ended June 30, 2002 and $2.6 million for the six months ended June 30, 2001.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        (c)  The annual meeting of shareholders of Chicago Mercantile Exchange Holdings Inc. was held on April 17, 2002. The matters voted on at the meeting, and the results of the voting, were as follows:

          1.    Election of Directors

            a.    The election of seven Equity Directors (elected by Class A and Class B shareholders voting together as a single class). The results were as follows:

Equity Director Nominee	Votes For	Votes Withheld
Timothy R. Brennan	17,485,820	2,227,495
Martin J. Gepsman	17,712,122	2,001,193
Scott Gordon	18,529,008	1,184,307
Leo Melamed	16,955,347	2,757,968
John D. Newhouse	18,027,980	1,685,335
Myron S. Scholes	18,391,014	1,322,301
William R. Shepard	17,839,172	1,874,143

            b.    The election of two Class B-1 directors from a slate of five candidates (elected by Class B-1 shareholders only). The results were as follows:

Class B-1 Director Nominee	Votes For	Votes Withheld
Bruce F. Johnson (elected)	241	249
Howard J. Siegel (elected)	263	227
Leslie Henner Burns	123	367
Robert L. "Buck" Haworth	192	298
Jeffrey L. Silverman	115	375

            c.    The election of one Class B-2 director from a slate of two candidates (elected by Class B-2 shareholders only). The results were as follows:

Class B-2 Director Nominee	Votes For	Votes Withheld
Patrick B. Lynch (elected)	297	261
Patrick J. Mulchrone	210	348

          2.    Election of Class B Nominating Committees

            a.    The election of the Class B-1 Nominating Committee (elected by Class B-1 shareholders only). The results were as follows:

Nominee	Votes For	Votes Withheld
Jeffrey R. Carter	264	226
Larry S. Fields	241	249
John C. Garrity	225	265
Joseph H. Gibbons	122	368
Donald A. Huizinga	247	243
Lonnie Klein	249	241
William F. Kulp	238	252
John J. McGuire	236	254
Steven R. Prosniewski	126	364
Irwin Rosen	232	258

            b.    The election of the Class B-2 Nominating Committee (elected by Class B-2 shareholders only). The results were as follows:

Nominee	Votes For	Votes Withheld
Samuel T. Bailey	238	320
John W. Goldsberry	127	431
Neal C. Pagano	228	330
Ronald A. Pankau	363	195
Steven D. Peake	160	398
Ronald D. Sippel	281	277
Scott A. Szykowny	68	490
Stuart A. Unger	253	305
Michael J. Walsh	312	246
Barry D. Ward	264	294

            c.    The election of the Class B-3 Nominating Committee (elected by Class B-3 shareholders only). The results were as follows:

Nominee	Votes For	Votes Withheld
J. Kenny Carlin	414	376
David M. Duckler	373	417
Joel P. Glickman	389	401
Mark O. Hinken	304	486
Dro Y. Kholamian	237	553
Brian M. Konlon	297	491
George J. Malfas	177	613
Ronald S. Stephani	252	538
Peter D. Theodore	197	593
Brian M. Young	304	486

          3.    Charter Amendment

        A proposal to adopt an amendment to Chicago Mercantile Exchange Holdings Inc.'s certificate of incorporation authorizing an increase in the size of the board of directors from 19 to 20 members (approved by Class A and Class B shareholders voting together as a single class). The results were as follows:

Votes For	Votes Against	Abstentions
15,323,974	3,804,840	584,501

Item 6.    Exhibits and Reports on Form 8-K

        (a)  Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K:

        On May 16, 2002, Chicago Mercantile Exchange Holdings Inc. filed a Current Report on Form 8-K announcing the adoption of amendments to its certificate of incorporation and bylaws.

        On May 17, 2002, Chicago Mercantile Exchange Holdings Inc. filed a Current Report on Form 8-K announcing the appointment of Ernst & Young LLP as its outside auditors, effective May 15, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. (Registrant)
August 13, 2002	By:	/s/ DAVID G. GOMACH David G. Gomach Chief Financial Officer

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES