Form 10-K/A
period 2001-12-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2002-09-26
CIK 1156375

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2002 was approximately $1.4 billion. The number of shares outstanding of each of the registrant's classes of common stock as of May 31, 2001 was as follows: 7,222,776 shares of Class A common stock, Class A-1, $.01 par value; 7,222,776 shares of Class A common stock, Class A-2, $.01 par value; 7,222,574 shares of Class A common stock, Class A-3, $.01 par value; 7,219,436 shares of Class A common stock, Class A-4, $.01 par value; 625 shares of Class B common stock, Class B-1, $.01 par value; 813 shares of Class B common stock, Class B-2, $.01 par value; 1,287 shares of Class B common stock, Class B-3, $.01 par value; and 413 shares of Class B common stock, Class B-4, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2001	Part II
Portions of the Company's Proxy Statement, dated March 12, 2002	Part III

EXPLANATORY NOTE:

        Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Chicago Mercantile Exchange Holdings Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the "Commission") on March 28, 2002, as amended by Amendment No. 1 thereto, filed with the Commission on June 10, 2002 (the "Annual Report"), to reflect a change in the accounting for the stock option granted to the Company's Chief Executive Officer and to revise the related disclosures. Set forth below in its entirety is the Annual Report with the only modifications being (i) the restatement of Items 6 and 8 in their entirety as set forth herein; (ii) the updating of the page reference numbers included in Item 7 of the Annual Report; (iii) the removal of the Report of Arthur Andersen LLP covering the financial statement schedules set forth in Item 14 of the Annual Report, which schedules are covered by the Report of Ernst & Young LLP included on page 26 hereof; (iv) the updating of the exhibit list in Item 14(c) to reflect (a) the filing of the Company's Amended and Restated Omnibus Stock Plan as an exhibit to the Company's Post-Effective Amendment No. 1 to Form S-8, filed with the SEC on July 31, 2002 and (b) the filing of Exhibits 23.1 and 99.1 herewith; (v) the inclusion of the certifications of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; and (vi) revised disclosure regarding stock-based compensation expense on pages 30-31, 34-35, 37 and 41-42 of the Company's annual report to shareholders incorporated by reference into the Annual Report and included in Exhibit 13 hereto.

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

Products

        Our broad range of products includes futures contracts and options on futures contracts based on interest rates, stock indexes, foreign exchange and commodities. Our products are traded through our open outcry auction markets, through the GLOBEX electronic trading platform or in privately negotiated transactions. For the year ended December 31, 2001, we derived $292.5 million, or 75.5% of our net revenues from fees associated with trading and clearing products on or through our exchange. In addition, our markets generate valuable data and information regarding pricing and trading activity in our markets. Revenues from market data products totaled $48.3 million, or 12.5%, of our net revenues in 2001.

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

        Market Data and Information Products.    Our markets generate valuable information regarding prices and trading activity in our products. The market data we supply are central to trading activity in our products and to trading activity in related cash and derivatives markets. We sell our market data, which include information about bids, offers, trades and trade size, to banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, individual investors and other financial services companies or organizations that use our markets or monitor general economic conditions. We sell our market data directly to our electronic trading customers as part of their access to our markets through our electronic facilities. We also sell market data via dedicated networks to approximately 170 worldwide quote vendors who consolidate our market data with that from other exchanges, other third party data providers and news services, and then resell their consolidated data. As of December 31, 2001, over 48,000 of their subscribers displayed our data on approximately 190,000 screens. Revenues from market data products totaled $48.3 million, or 12.5% of our net revenues in 2001.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data with respect to each of the years in the five-year period ended December 31, 2001 have been derived from the audited consolidated financial statements of Chicago Mercantile Exchange Holdings Inc. and subsidiaries. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the audited financial statements, related notes and other financial information included elsewhere or incorporated by reference herein.

	Year ended December 31,
	2001	2000	1999	1998	1997
	(dollars in thousands, except per share data)
Income Statement Data:
Net revenues	$387,153	$226,552	$210,602	$197,165	$177,644
Expenses	272,788	234,635	203,958	182,972	158,586
Limited partners' interest in earnings of PMT Limited Partnership	—	(1,165)	(2,126)	(2,849)	—
Discontinued operations, net of tax	—	—	—	—	(3,428)
Net income (loss)	68,302	(5,909)	2,663	7,029	8,667
Earnings (loss) per share:(1)
Basic	$2.37	$(0.21)	$0.09	$0.24	$0.30
Diluted	$2.33	$—	$0.09	$0.24	$0.30
	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Total assets	$2,068,881	$381,444	$303,467	$295,090	$346,732
Current assets(2)	1,946,110	267,432	178,401	205,186	268,081
Current liabilities(2)	1,801,845	198,294	111,717	112,555	178,210
Long-term obligations and limited partners' interest in PMT	16,667	19,479	23,087	15,638	8,968
Shareholders' equity	250,369	163,671	168,663	166,897	159,554

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except notional value of trading volume)
Other Data:
Total trading volume (round turns, in contracts)(3)	411,712	231,110	200,737	226,619	200,742
GLOBEX trading volume (round turns, in contracts)(3)	81,895	34,506	16,135	9,744	4,388
Open interest at period-end (contracts)	15,039	8,021	6,412	7,282	6,479
Notional value of trading volume (in trillions)	$293.9	$155.0	$138.3	$161.7	$184.6

(1)
Earnings per share are presented as if common stock issued on December 3, 2001 had been outstanding for all periods presented. Diluted loss per share is not presented for the year ended December 31, 2000 because shares issuable for stock options, which would be included as part of the calculation, would have an anti-dilutive effect.

(2)
Increases in cash performance bonds and security deposits, as well as the implementation of our securities lending program in June 2001, affect both current assets and current liabilities. A significant portion of the recent increase in current assets and current liabilities results from these two factors. For example, cash performance bonds and security deposits increased $699.2 million from December 31, 2000 to December 31, 2001 and securities lending assets and liabilities totaled $882.6 million at December 31, 2001.

(3)
A round turn represents a matched buy and sell.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

        The information required by this Item is included in CME Holdings' annual report to shareholders for the year ended December 31, 2001, on pages 27 through 42 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings' annual report to shareholders is included in Exhibit 13 to this document.

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

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.:

        We have audited the accompanying consolidated balance sheets of Chicago Mercantile Exchange Holdings Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules set forth in Item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Mercantile Exchange Holdings Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                      /s/  ERNST & YOUNG LLP

Chicago, Illinois
August 30, 2002

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	At December 31,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$69,101	$30,655
Proceeds from securities lending activities	882,555	—
Marketable securities	91,570	44,326
Accounts receivable, net of allowance of $962 and $1,700	40,986	28,526
Other current assets	6,671	7,877
Cash performance bonds and security deposits	855,227	156,048

Total current assets	1,946,110	267,432
Property, net of accumulated depreciation and amortization	100,991	102,626
Other assets	21,780	11,386

TOTAL ASSETS	$2,068,881	$381,444

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,834	$11,897
Payable under securities lending agreements	882,555	—
Other current liabilities	40,229	30,349
Cash performance bonds and security deposits	855,227	156,048

Total current liabilities	1,801,845	198,294
Long-term debt	6,650	6,063
Other liabilities	10,017	13,416

Total liabilities	1,818,512	217,773

Shareholders' Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 28,771,562 shares issued and outstanding	288	288
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	63,451	43,882
Unearned restricted stock compensation	(1,461)	—
Retained earnings	187,814	119,512
Accumulated net unrealized gains (losses) on securities	277	(11)

Total shareholders' equity	250,369	163,671

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,068,881	$381,444

See accompanying notes to audited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2001	2000	1999
REVENUES
Clearing and transaction fees	$292,459	$156,649	$140,305
Quotation data fees	48,250	36,285	43,005
GLOBEX access fees	11,987	3,971	1,899
Communication fees	9,330	9,391	8,165
Investment income	8,956	9,736	9,091
Securities lending interest income	10,744	—	—
Other	14,904	10,520	8,137

TOTAL REVENUES	396,630	226,552	210,602
Securities lending interest expense	(9,477)	—	—

NET REVENUES	387,153	226,552	210,602

EXPENSES
Salaries and benefits	105,227	94,067	80,957
Stock-based compensation	17,639	1,032	—
Occupancy	20,420	19,629	17,773
Professional fees, outside services and licenses	27,289	23,131	28,319
Communications and computer and software maintenance	43,598	41,920	28,443
Depreciation and amortization	37,639	33,489	25,274
Public relations and promotion	6,326	5,219	7,702
Other	14,650	16,148	15,490

TOTAL EXPENSES	272,788	234,635	203,958

Income (loss) before limited partners' interest in PMT and income taxes	114,365	(8,083)	6,644
Limited partners' interest in earnings of PMT	—	(1,165)	(2,126)
Income tax (provision) benefit	(46,063)	3,339	(1,855)

NET INCOME (LOSS)	$68,302	$(5,909)	$2,663

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$2.37	$(0.21)	$0.09
Diluted	$2.33	—	$0.09
Weighted average number of common shares outstanding:
Basic	28,774,700	28,774,700	28,774,700
Diluted	29,330,320	—	28,774,700

See accompanying notes to audited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share and per share data)

			Common Stock and Additional Paid-In Capital
						Accumulated Net Unrealized Securities Gains (Losses)
	Class A Common Stock	Class B Common Stock
				Unearned Restricted Stock Compensation
					Retained Earnings		Total Shareholders' Equity
	Shares	Shares	Amount
BALANCE, DECEMBER 31, 1998	—	—	$43,605	$—	$122,758	$534	$166,897
Comprehensive income:
Net income					2,663		2,663
Change in net unrealized loss on securities, net of tax benefit of $597						(897)	(897)

Total comprehensive income							1,766

BALANCE, DECEMBER 31, 1999	—	—	$43,605	$—	$125,421	$(363)	$168,663
Comprehensive income:
Net loss					(5,909)		(5,909)
Change in net unrealized gain on securities, net of tax of $234						352	352

Total comprehensive income							(5,557)
Stock-based compensation			565				565
Issuance of Class A common stock	28,771,562
Issuance of Class B common stock		3,138

BALANCE DECEMBER 31, 2000	28,771,562	3,138	$44,170	$—	$119,512	$(11)	$163,671
Comprehensive income:
Net income					68,302		68,302
Change in net unrealized gain on securities, net of tax of $192						288	288

Total comprehensive income							68,590
Stock-based compensation			17,134				17,134
Grant of 117,000 shares of restricted Class A common stock			2,435	(2,435)			0
Amortization of unearned restricted Class A common stock				974			974

BALANCE, DECEMBER 31, 2001	28,771,562	3,138	$63,739	$(1,461)	$187,814	$277	$250,369

See accompanying notes to audited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$68,302	$(5,909)	$2,663
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on investment in joint venture	281	—	—
Limited partners' interest in earnings of PMT	—	1,165	2,126
Deferred income tax provision (benefit)	(8,878)	811	5,087
Stock-based compensation	17,639	1,032	—
Depreciation and amortization	37,639	33,489	25,274
Loss (gain) on sale of marketable securities	(226)	14	(135)
Loss on disposal of fixed assets	—	—	7
Write-off of internally developed software	262	2,739	—
Increase (decrease) in allowance for doubtful accounts	(738)	1,350	215
Decrease (increase) in accounts receivable	(11,722)	(8,307)	3,468
Decrease (increase) in other current assets	1,206	1,416	(3,227)
Decrease (increase) in other assets	(415)	859	(1,563)
Increase (decrease) in accounts payable	11,937	(3,821)	(3,983)
Increase (decrease) in other current liabilities	8,213	7,120	(931)
Increase (decrease) in other liabilities	(2,931)	1,011	2,160

NET CASH PROVIDED BY OPERATING ACTIVITIES	120,569	32,969	31,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, net	(30,367)	(25,171)	(55,295)
Capital contributions to joint venture	(1,316)	—	—
Purchases of marketable securities	(94,008)	(43,116)	(41,938)
Proceeds from sales and maturities of marketable securities	47,470	59,518	68,144
Purchase of limited partners' interest in PMT	—	(4,183)	—

NET CASH USED IN INVESTING ACTIVITIES	(78,221)	(12,952)	(29,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(3,902)	(3,611)	(2,664)

NET CASH USED IN FINANCING ACTIVITIES	(3,902)	(3,611)	(2,664)

Net increase (decrease) in cash and cash equivalents	38,446	16,406	(592)
Cash and cash equivalents, beginning of year	30,655	14,249	14,841

CASH AND CASH EQUIVALENTS, END OF YEAR	$69,101	$30,655	$14,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$627	$892	$705

Income taxes paid (refunded)	49,062	(5,471)	(265)

Capital leases—asset additions and related obligations	6,156	1,907	7,940

See accompanying notes to audited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Description of Business

        Chicago Mercantile Exchange Holdings Inc. (CME Holdings) is a Delaware stock corporation organized in August 2001 to be the holding company for Chicago Mercantile Exchange Inc. and its subsidiaries (CME or the exchange). CME became a wholly owned subsidiary of CME Holdings through a merger of a subsidiary of CME Holdings with and into CME that was completed on December 3, 2001. At that time, existing shareholders received stock in CME Holdings for stock in CME (note 14). The consolidated financial statements include Chicago Mercantile Exchange Inc. and its controlled subsidiaries, which include P-M-T Limited Partnership (PMT) and GFX Corporation (GFX) as well as the holding company, CME Holdings (collectively, the company). All intercompany transactions have been eliminated in consolidation.

        The merger of CME into CME Holdings was accounted for as a pooling of interests because of the common owners before and after the transaction. These financial statements have been prepared as if the current holding company structure had been in place for all periods presented. CME Holdings has no assets or liabilities, other than its investment in CME.

        CME is a designated contract market for the trading of futures and options on futures contracts. Trades are executed through open outcry, an electronic trading platform and privately negotiated transactions. Through its in-house Clearing House Division, CME clears, settles, nets and guarantees performance of all matched transactions in its products.

        CME resulted from the completion of a demutualization process whereby Chicago Mercantile Exchange, an Illinois not-for-profit membership organization, became a Delaware for-profit stock corporation. The transaction resulted in the conversion of membership interests in the Illinois corporation into stock ownership in the Delaware corporation and was completed on November 13, 2000. When the membership of the exchange approved the demutualization process, the holders of the units of PMT also approved the cash purchase of the assets and business of PMT by the exchange (note 16).

        In the ordinary course of business, a significant portion of accounts receivable and revenues are from the shareholders of CME Holdings.

2.    Summary of Significant Accounting Policies

        Cash and Cash Equivalents.    Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

        Marketable Securities.    Marketable securities generally have been classified as available for sale and are carried at fair value based on quoted market prices, with net unrealized gains and losses reported net of tax as a component of shareholders' equity. Interest on marketable securities is recognized as income when earned and includes accreted discount less amortized premium. Realized gains and losses are calculated using specific identification.

        Additional securities held in connection with non-qualified deferred compensation plans have been classified as trading securities. These securities are included in other assets in the accompanying consolidated balance sheets at fair value, and net unrealized gains and losses are reflected in investment income.

        Fair Value of Financial Instruments.    Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments. The carrying values of financial instruments included in assets and liabilities in the accompanying consolidated balance sheets are reasonable estimates of their fair values.

        Performance Bonds and Security Deposits.    Performance bonds and security deposits held by the exchange for clearing firms may be in the form of cash or securities. Cash performance bonds and security deposits are reflected in the accompanying consolidated balance sheets. Cash received may be invested, and any interest received accrues to the exchange. These investments are overnight transactions in U.S. Government securities acquired through and held by a broker-dealer of a subsidiary of a bank.

        Securities deposited by clearing firms consist primarily of short-term U.S. Treasury securities and are not reflected in the accompanying consolidated balance sheets. These securities are held in safekeeping, although a portion of the clearing firms' proprietary performance bond deposits may be utilized in securities lending transactions. Interest and gain or loss on securities deposited to satisfy performance bond and security deposit requirements accrues to the clearing firm.

        Property.    Property is stated at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is provided on the straight-line method over the estimated useful lives of the assets, generally three to seven years. In 2000, the company reduced the depreciable lives of newly purchased equipment from five years to four years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining term of the applicable leases. Maintenance and repair items as well as certain minor purchases are charged to expense as incurred. Renewals and betterments are capitalized.

        Software.    The company adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) on January 1, 1999, and accordingly, began capitalizing certain costs of developing internal use software that otherwise would have been expensed under its previous accounting policy. Capitalized costs generally are amortized over three years, commencing with the completion of the project. In 2000, the depreciable life for newly purchased software was reduced from five years to four years.

        Impairment of Assets.    The company reviews its long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        Revenue Recognition.    The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 on revenue recognition. The company's revenue recognition policies comply with the requirements of that Bulletin.

        Clearing and Transaction Fees.    Clearing and transaction fees include per contract charges for trade execution, clearing and GLOBEX fees. Fees are charged at various rates based on the product traded, the method of trade and the exchange trading privileges of the customer making the trade. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched and the trade is cleared. Therefore, cancelled buy and sell orders have no impact on revenue recognition. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions in the affected accounts. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. An accrual is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The accrual is based on the historical pattern of adjustments processed. CME believes the allowances are adequate to cover potential adjustments. Exposure to losses on receivables for clearing and transaction fees is principally dependent on each clearing firm's financial condition as Class B shares collateralize fees owed to the exchange. The exchange retains the right to liquidate a Class B share to satisfy its receivable.

        Quotation Data Fees.    Quotation data fees represent revenue received for the dissemination of market information. Revenues are accrued each month based on the number of subscribers reported by vendors. CME conducts periodic audits of the information provided. An allowance is established to cover uncollectible receivables from the market data vendors.

        GLOBEX Access Fees.    GLOBEX access fees represent fees for connections to the electronic trading platform and include line charges, license fees for GLOBEX software and hardware rental charges. The fees vary depending on the type of connection provided. An additional installation fee may be charged depending on the type of service requested and a disconnection fee may also be charged if certain conditions are met. Revenue is recognized monthly as the service is provided.

        Communication Fees.    Communication fees consist of equipment rental and usage charges to members and firms that utilize the various telecommunications networks and services in the Chicago facility. Revenue is billed and recognized on a monthly basis.

        Stock-Based Compensation.    As permitted by SFAS No. 123, "Accounting for Stock Based Compensation," the company accounts for its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As required, pro forma disclosure of net income (loss) under SFAS No. 123 is presented. The company has elected to recognize expense relating to stock-based compensation on an accelerated basis. As a result, the expense associated with each vesting date within a stock grant is recognized over the period of time that each portion of the grant vests.

        Marketing Costs.    Marketing costs are incurred for production and communication of advertising as well as other marketing activities. These costs are expensed when incurred.

        Income Taxes.    Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes," and arise from temporary differences between amounts reported for income tax and financial statement purposes. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements, as well as the amounts of revenues and expenses reported during the period, and to disclose contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates.

        Reclassifications.    Certain reclassifications have been made to the consolidated financial statements to provide consistent presentation for all periods presented.

3.    Securities Lending

        Securities lending transactions utilize a portion of the securities that clearing firms have deposited to satisfy their proprietary performance bond requirements. Under this securities lending program, CME lends a security to a third party and receives collateral in the form of cash. The majority of the cash is then invested on an overnight basis to generate interest income. The related interest expense represents payment to the borrower of the security for the cash collateral retained during the duration of the lending transaction. Securities on loan are marked to market daily and compared to collateral received. At December 31, 2001, the fair value of securities on loan was $882.6 million. The average daily amount of securities on loan from commencement of the program on June 18, 2001 to December 31, 2001 was $632.6 million.

        The securities lending activity utilized some of the securities deposited by one clearing firm, which is a subsidiary of the bank used for executing this securities lending program. Proceeds from securities lending at December 31, 2001 were invested in a money market mutual fund administered by a subsidiary of this same bank or held in the form of cash.

4.    Marketable Securities

        Marketable securities included in current assets have been classified as available for sale. The amortized cost and fair value of these securities at December 31, 2001 and 2000, were as follows:

	2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
U.S. Treasury	$—	$—	$109	$109
U.S. Government agency	26,507	26,818	13,284	13,286
State and municipal	57,231	57,390	30,952	30,931
Corporate debt	7,371	7,362	—	—

TOTAL	$91,109	$91,570	$44,345	$44,326

        Net unrealized gains (losses) on marketable securities classified as available for sale are reported as a component of comprehensive income and included in the accompanying consolidated statements of shareholders' equity. The amortized cost and fair value of these marketable securities at December 31, 2001, by contractual maturity, were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Maturity of one year or less	$7,414	$7,432
Maturity between one and five years	75,822	76,265
Maturity greater than five years	7,873	7,873

TOTAL	$91,109	$91,570

5.    Other Current Assets

        Other current assets consisted of the following at December 31:

	2001	2000
	(in thousands)
Refundable income taxes	$1,215	$4,568
Prepaid expenses	3,226	1,806
Accrued interest receivable	1,637	1,503
Other	593	—

TOTAL	$6,671	$7,877

6.    Performance Bonds and Security Deposits

        The exchange is a designated contract market for futures and options on futures, and clears and guarantees the settlement of all contracts traded in its markets. In its guarantor role, the exchange has precisely equal and offsetting claims to and from clearing firms on opposite sides of each contract. CME bears counterparty credit risk in the event that future market movements create conditions that could lead to clearing firms failing to meet their obligations to the exchange. CME reduces its exposure through a risk management program that includes rigorous initial and ongoing financial standards for designation as a clearing firm, initial and maintenance performance bond requirements and mandatory security deposits. Each clearing firm is required to deposit and maintain specified margin in the form of cash, U.S. Government securities, bank letters of credit or other approved investments. All obligations and non-cash margin deposits are marked to market on a daily basis, and haircuts are applied for margin and risk management purposes. Cash performance bonds and security deposits are included in the consolidated balance sheets and may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets may vary significantly over time.

        The exchange maintains a line of credit with a consortium of banks to provide liquidity and capacity to pay settlement variation to all clearing firms, even if a clearing firm may have failed to meet its financial obligations to CME, or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between the exchange and its clearing firms. Prior to October 19, 2001, the line of credit was in the amount of $350.0 million and was unsecured. On October 19, 2001, the time of the annual renewal, the facility was increased to $500.0 million and it became a secured line of credit (note 17).

        Clearing firms, at their option, may instruct CME to invest cash on deposit for performance bond purposes in a portfolio of securities that is part of the Interest Earning Facility (IEF) program. The first IEF was organized in 1997 as two limited liability companies. Interest earned, net of expenses, is passed on to participating clearing firms. The principal of the first IEF totaled $739.5 million at December 31, 2001 and is guaranteed by the exchange. The investment portfolio of these facilities is managed by two of the exchange's approved settlement banks, and eligible investments include U.S. Treasury bills and notes, U.S. Treasury strips and reverse repurchase agreements. The maximum average portfolio maturity is 90 days, and the maximum maturity for an individual security is 13 months. Management believes that the market risk exposure relating to its guarantee is not material to the consolidated financial statements taken as a whole. In 2001, IEF2 was organized. IEF2 offers clearing firms the opportunity to invest cash performance bonds in shares of CME-approved money market mutual funds. Dividends earned on these shares, net of fees, are solely for the account of the clearing firm on whose behalf the shares were purchased. The principal of IEF2 funds is not guaranteed by the exchange. The total principal in all IEF programs was approximately $8.3 billion and $1.8 billion at December 31, 2001 and 2000, respectively. The exchange earned fees under the IEF program in the amount of $3,289,000, $946,000 and $932,000 during 2001, 2000 and 1999, respectively. These fees are included as other revenue.

        Under an agreement between CME and the Board of Trade Clearing Corporation (BOTCC), firms that are clearing members of both CME and BOTCC may place required performance bonds in one common bank account and designate the portion allocable to each clearing organization. CME and Options Clearing Corporation (OCC) have a cross-margin arrangement, whereby a common clearing firm may maintain a cross-margin account in which the clearing firm's positions in certain CME futures and options on futures are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. In addition, a cross-margin agreement with the London Clearing House (LCH) became effective in March 2000, whereby offsetting positions with CME and LCH are subject to reduced margin requirements.

        Each clearing firm also is required to deposit and maintain specified security deposits in the form of cash or approved securities. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm's outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of the exchange in excess of amounts needed for normal operations (surplus funds). Clearing firm security deposits received in the form of U.S. Treasury or agency securities, or in money market funds purchased through IEF2, are used to collateralize the secured line of credit.

        The exchange is required under the Commodity Exchange Act to segregate cash and securities deposited by clearing firms on behalf of their customers. In addition, exchange rules require a segregation of all funds deposited by clearing firms from exchange operating funds.

        Cash and securities held as performance bonds and security deposits at December 31 were as follows:

	2001		2000
	Cash	Securities and IEF Funds	Cash	Securities and IEF Funds
	(in thousands)
Performance bonds	$848,391	$27,208,994	$150,051	$25,271,341
Security deposits	6,836	694,323	5,997	398,786
Cross-margin securities, held jointly with OCC	—	422,996	—	1,012,515

TOTAL	$855,227	$28,326,313	$156,048	$26,682,642

        With the exception of amounts jointly held with OCC under cross-margin agreements, these performance bonds are available to meet only the financial obligations of that clearing firm to the exchange.

        In addition to cash and securities, irrevocable letters of credit may be used as performance bond deposits. At December 31, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

	2001	2000
	(in thousands)
Performance bonds	$908,250	$1,335,000
Cross-margin accounts	144,000	151,700

TOTAL LETTERS OF CREDIT	$1,052,250	$1,486,700

7.    Property

        A summary of the property accounts as of December 31 is presented below:

	2001	2000
	(in thousands)
Furniture, fixtures and equipment	$157,997	$148,846
Leasehold improvements	90,174	88,530
Software and software development costs	49,691	35,888

Total property	297,862	273,264
Less accumulated depreciation and amortization	(196,871)	(170,638)

PROPERTY, net	$100,991	$102,626

        Included in property are assets that were acquired through capital leases in the amount of $22.1 million and $16.0 million (net of accumulated amortization of $8.9 million and $4.9 million) at December 31, 2001 and 2000, respectively. Depreciation for these assets is included in depreciation and amortization expense.

8.    Other Assets

        Other assets consisted of the following at December 31:

	2001	2000
	(in thousands)
Deferred compensation assets	$6,574	$5,910
Net deferred tax asset	13,509	4,823
Investment in OneChicago, LLC	1,035	—
Other	662	653

TOTAL	$21,780	$11,386

        On August 28, 2001, CME entered into a joint venture, OneChicago, LLC, with the Chicago Board Options Exchange and the Chicago Board of Trade (CBOT) to trade single stock futures and futures on narrow-based stock indexes. As of December 31, 2001, CME owns a 42% interest in the joint venture, and the investment is reflected in the consolidated financial statements using the equity method of accounting. The investment balance at December 31, 2001 represents CME's initial capital contribution of $1.3 million reduced by its proportionate share of the joint venture's net loss for the period from August 28, 2001 to December 31, 2001. The net loss is included in other revenue. The maximum total capital contributions CME is obligated to fund by the operating agreement, without dilution of its ownership interest, are approximately $4.4 million and may be requested periodically at the discretion of the joint venture.

        Deferred compensation assets consist primarily of trading securities held in connection with a non-qualified deferred compensation plan. The net unrealized gains (losses) relating to the non-qualified deferred compensation plans' trading securities are included in investment income and totaled $(304,000), $(723,000) and $469,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

9.    Income Taxes

        The provision (benefit) for income taxes is composed of the following:

	2001	2000	1999
	(in thousands)
Current:
Federal	$45,031	$(3,544)	$(2,721)
State	9,910	(606)	(511)

Total	54,941	(4,150)	(3,232)

Deferred:
Federal	(7,316)	784	4,166
State	(1,562)	27	921

Total	(8,878)	811	5,087

TOTAL PROVISION (BENEFIT) FOR INCOME TAXES	$46,063	$(3,339)	$1,855

        Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	2001	2000	1999
Statutory U.S. federal tax rate	35.0%	(35.0)%	35.0%
State taxes, net of federal benefit	4.7	(3.8)	5.9
Tax-exempt interest income	(0.6)	(5.3)	(15.0)
Nondeductible expenses	0.7	12.1	21.1
Other, net	0.5	(4.1)	(5.9)

EFFECTIVE TAX RATE—PROVISION (BENEFIT)	40.3%	(36.1)%	41.1%

        At December 31, the components of deferred tax assets (liabilities) were as follows:

	2001	2000
	(in thousands)
Deferred Tax Assets:
Depreciation and amortization	$7,730	$5,724
Deferred compensation	2,678	2,331
Accrued expenses	1,755	3,622
Stock-based compensation	7,407	410
Other	218	—
Net unrealized losses on securities	—	7

Subtotal	19,788	12,094
Valuation allowance	—	—

Deferred Tax Assets	19,788	12,094

Deferred Tax Liabilities:
Software development costs	(5,664)	(6,593)
Net unrealized gains on securities	(184)	—
Other	(431)	(678)

Deferred Tax Liabilities	(6,279)	(7,271)

NET DEFERRED TAX ASSET	$13,509	$4,823

10.    Other Current Liabilities

        Other current liabilities consisted of the following at December 31:

	2001	2000
	(in thousands)
Accrued salaries and benefits	$23,331	$16,550
Accrued fee adjustments	2,241	5,215
Current portion of long-term debt	5,294	3,627
Accrued operating expenses	4,413	2,526
Accrued federal and state income taxes	4,943	—
Other	7	2,431

TOTAL	$40,229	$30,349

11.    Commitments

        The exchange has commitments under operating and capital leases for certain facilities and equipment that are accounted for in accordance with SFAS No. 13, "Accounting for Leases." Lease commitments for office space at the main location in Chicago expire in the year 2003, with annual minimum rentals of approximately $7.9 million. The exchange leases trading facilities from the Chicago Mercantile Exchange Trust through October 2005, with annual minimum rentals of approximately $1.3 million, and has an option to extend the term of the lease through October 2026 with three successive seven-year extensions. Minimum annual rent for these extensions begins at $738,000 for the period from November 2005 through October 2012 and declines to $202,000 for the last extension from November 2019 through October 2026. Additional rental expense is incurred in connection with the trading facilities based on annual trading volume. This expense totaled $1,016,000, $560,000 and $565,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Leases for other locations where the exchange maintains offices expire at various times through the year 2012 with annual minimum rentals that will not exceed $772,000 in any year. Total rental expense was approximately $18.5 million in 2001, $17.4 million in 2000 and $15.1 million in 1999.

        Future obligations under commitments in effect at December 31, 2001, including the minimum for operating leases, were as follows:

	Capitalized Leases	Operating Leases
	(in thousands)
2002	$5,907	$10,772
2003	4,782	9,873
2004	2,206	2,245
2005	—	1,712
2006	—	621
Thereafter	—	3,906

Total minimum payments	12,895	29,129
Less sublease commitments	—	(531)
Less amount representing interest	(950)	—

TOTAL	$11,945	$28,598

12.    Long-Term Debt

        Long-term debt consists of the long-term portion of capitalized lease obligations.

13.    Employee Benefit Plans

        Pension Plan.    The exchange maintains a noncontributory defined benefit cash balance pension plan for eligible employees. Employees who have completed a continuous twelve-month period of employment and have reached the age of 21 are eligible to participate. The plan provides for an age-based contribution to the cash balance account and includes salary and cash bonuses in the definition of earnings. Participant cash balance accounts receive an interest credit equal to the greater of the one-year U.S. Treasury bill rate or 4%. Participants become vested in their accounts after five years. The exchange's policy is to currently fund required pension costs by the due dates specified under the Employee Retirement Income Security Act.

        A reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, the funded status of the plan, certain actuarial assumptions and the components of pension cost are indicated below:

	2001	2000
	(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$16,101	$13,468
Service cost	2,483	2,235
Interest cost	1,393	1,207
Actuarial loss	1,080	748
Benefits paid	(1,491)	(1,557)

BENEFIT OBLIGATION AT END OF YEAR	$19,566	$16,101

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$13,968	$15,168
Actual return on plan assets	(708)	357
Employer contribution	6,129	—
Benefits paid	(1,491)	(1,557)

FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$17,898	$13,968

FUNDED STATUS AT DECEMBER 31:
Plan assets less than benefit obligation	$(1,668)	$(2,133)
Unrecognized transition asset	(187)	(261)
Unrecognized prior service cost (credit)	(125)	(176)
Unrecognized net actuarial loss (gain)	1,265	(1,674)

ACCRUED BENEFIT COST	$(715)	$(4,244)

	2001	2000	1999
ACTUARIAL ASSUMPTIONS AS OF DECEMBER 31:
Discount rate	7.25%	7.50%	7.75%
Rate of compensation increase	5.00%	5.00%	5.00%
Expected return on plan assets	9.00%	8.00%	8.00%
COMPONENTS OF PENSION COST:
Service cost	$2,483	$2,235	$2,052
Interest cost	1,393	1,207	988
Expected return on plan assets	(1,145)	(1,017)	(925)
Amortization of prior service cost	(51)	(51)	(51)
Amortization of transition asset	(74)	(74)	(74)

NET PENSION COST	$2,606	$2,300	$1,990

        Savings Plan.    The exchange maintains a savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby all employees are participants and have the option to contribute to this plan. The exchange matches employee contributions up to 3% of the employee's base salary and makes an additional discretionary contribution of up to 2% of salary. Prior to 2001, this additional contribution was based on increases in annual trading volume. Total expense for the savings plan amounted to $2.6 million, $2.1 million and $1.3 million in 2001, 2000 and 1999, respectively.

        Non-Qualified Plans.    The following non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf, are maintained by the exchange. Although not required to do so, the exchange invests such contributions in assets which mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the exchange, and totaled approximately $6.6 million and $5.9 million at December 31, 2001 and 2000, respectively.

    Supplemental Plan—The exchange maintains a non-qualified supplemental plan to provide benefits for certain officers who have been impacted by statutory limits under the provisions of the qualified pension and savings plans. Total expense for the supplemental plan was $333,000, $267,000 and $319,000 in 2001, 2000 and 1999, respectively.

    Deferred Compensation Plan—A deferred compensation plan is maintained by the exchange, under which eligible officers and members of the Board of Directors may contribute a percentage of their compensation and defer income taxes thereon until the time of distribution.

    Supplemental Executive Retirement Plan—The exchange maintains a non-qualified defined contribution plan for senior officers. Under this plan, the exchange makes an annual contribution of 8% of salary and bonus for eligible employees. Contributions made after 1996 are subject to a vesting schedule, under which each annual contribution begins to vest after three years and is fully vested after five years. Unvested contributions are returned to the exchange if a participant leaves the employment of the exchange. Total expense for the plan, net of any forfeitures, was $545,000, $42,000 and $461,000 in 2001, 2000 and 1999, respectively.

14.    Capital Stock

        On November 7, 2001, a special meeting of the shareholders of Chicago Mercantile Exchange Inc. was held. At that time, the shareholders approved the reorganization of CME into a holding company structure. The reorganization was accomplished through a merger of CME into a subsidiary of a newly formed holding company, CME Holdings. The merger was completed on December 3, 2001. As a result, CME became a wholly owned subsidiary of CME Holdings, and CME shareholders became shareholders of CME Holdings.

        In the merger, shares of Class A common stock of CME were converted into four classes of Class A common stock of CME Holdings, with each class representing approximately 25% of the previously issued number of shares of Class A common stock of CME. In addition, each outstanding share of Class B common stock of CME was converted into two pieces: (1) Class A common stock of CME Holdings in an amount of shares essentially the same as the Class A share equivalents that were embedded in the Class B share of CME, and (2) one share of Class B common stock of CME Holdings that corresponds to the series of Class B share of CME surrendered in the merger, as shown below:

	Converted into Shares of CME Holdings Common Stock Post-Merger
				Number of Votes on "Core Rights" Per Class B Share
Share of CME Common Stock Pre-Merger	Class A common stock, by class	Class B common stock, by class	Total shares of common stock in CME Holdings
Series B-1 common stock (included 1,800 Class A share equivalents)	450 Class A-1 shares 450 Class A-2 shares 450 Class A-3 shares 449 Class A-4 shares	1 Class B-1 share	1,800 shares	6
Series B-2 common stock (included 1,200 Class A share equivalents)	300 Class A-1 shares 300 Class A-2 shares 300 Class A-3 shares 299 Class A-4 shares	1 Class B-2 share	1,200 shares	3
Series B-3 common stock (included 600 Class A share equivalents)	150 Class A-1 shares 150 Class A-2 shares 150 Class A-3 shares 149 Class A-4 shares	1 Class B-3 share	600 shares	1
Series B-4 common stock (included 100 Class A share equivalents)	25 Class A-1 shares 25 Class A-2 shares 25 Class A-3 shares 24 Class A-4 shares	1 Class B-4 share	100 shares	1/6

        The trading rights associated with the Class B shares of CME were retained by the holders of the Class B shares of CME Holdings. Holders of Class A and Class B common stock of CME Holdings participate equally in dividends based on the number of shares outstanding.

        As part of the demutualization of CME, the Board of Directors has been reduced from the original composition of 39 directors in 1999 to 20 in 2002. Following the completion of the reduction to 20 directors, the holders of Class A and B shares have the right to vote together in the election of 14 directors to the 20-member Board of Directors of CME Holdings. The remaining six directors are elected by the holders of shares of Class B-1, B-2 and B-3 common stock.

        Core Rights.    Holders of Class B shares have the right to approve changes in specified rights relating to the trading privileges associated with those shares. These core rights include allocation of products which a holder of a class of Class B shares is permitted to trade through the exchange; the circumstances under which CME can determine that an existing open outcry product will no longer be traded by means of open outcry; the number of authorized and issued shares of any class of Class B shares; and eligibility requirements to exercise trading rights associated with Class B shares. Votes on changes to these core rights are weighted by class, as indicated in the table above. Holders of Class A shares do not have the right to vote on changes to these core rights.

        Shares Outstanding and Transfer Restrictions.    Upon the completion of the reorganization, four series of Class A common stock of CME Holdings were outstanding, representing a total of 28,771,562 shares. Classes A-1, A-2, A-3 and A-4 of common stock are subject to transfer restrictions, as summarized in the table below. The timing of the expiration of the transfer restrictions is determined by the possible completion of an initial public offering (IPO) by CME Holdings, but will begin to expire no later than December 16, 2002 if an IPO is not completed by December 15, 2002. Until these transfer restrictions lapse, the Class A-1, A-2, A-3 and A-4 common stock may not be sold or transferred separately from a share of Class B common stock, subject to limited exceptions specified in the Certificate of Incorporation of CME Holdings.

		Transfer Restrictions Expire:
	Shares Outstanding	After IPO	If No IPO by December 15, 2002
Class A-1	7,193,776	180 days	December 16, 2002
Class A-2	7,193,776	360 days	March 16, 2003
Class A-3	7,193,574	540 days	June 16, 2003
Class A-4	7,190,436	540 days	September 16, 2003

TOTAL SHARES OUTSTANDING	28,771,562

        If an IPO is completed, the expiration of the transfer restrictions on Class A-1 and A-2 stock may be extended an additional 60 days to allow for the completion of a secondary sale of company stock, provided notice is given within the required time period. Under certain circumstances, transfer restrictions for Class A-1 and A-2 stock may continue until the final expiration date if a shareholder elects not to participate in a successful secondary sale.

        As part of the reorganization, four classes of Class B common stock were issued. Upon completion of the reorganization, a total of 3,138 Class B common shares of CME Holdings were outstanding as indicated in the table below. The shares of Class B common stock received in the reorganization may only be transferred in connection with the transfer of the associated CME trading right.

Shares Outstanding
Class B-1	625
Class B-2	813
Class B-3	1,287
Class B-4	413

TOTAL SHARES OUTSTANDING	3,138

        Shareholder Rights Provisions.    The Board of Directors of CME Holdings has adopted a plan creating rights that entitle CME Holdings' shareholders to purchase shares of CME Holdings stock in the event that a third party initiates a transaction designed to take over the company. This rights plan is intended to encourage persons seeking to acquire control of CME Holdings to engage in arms-length negotiations with the Board of Directors and management. The rights are attached to all outstanding shares of CME Holdings common stock, and each right entitles the shareholder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $105 per unit. The rights will separate from the common stock of the company (1) 10 days after a person or group seeks to acquire CME Holdings through a public announcement by such person or group that they have acquired 15% or more of the outstanding shares of CME Holdings; or (2) 10 business days after the commencement of a tender offer by such person or group. If either of these two events occur, each holder of a right shall receive, upon exercise, Class A common stock having a value equal to two times the exercise price of the right.

        Omnibus Stock Plan.    An Omnibus Stock Plan has been adopted under which stock-based awards may be made to employees. A total of 2.7 million Class A shares have been reserved for awards under the plan. Awards totaling 2.7 million shares have been made under this plan (note 15).

15.    Stock Options

        On February 7, 2000, an option was granted to the President and Chief Executive Officer, James J. McNulty, to purchase 5% of the common stock of the company, as represented by an equivalent percentage of all Class A and Class B common stock issued at the date of demutualization. One-half of the option (Tranche A), or 2.5% of all common stock, has an aggregate exercise price of $21.8 million, which was estimated to be 2.5% of the fair value of the exchange at the grant date. Since demutualization had not been completed at the grant date, the fair value of CME was calculated based on the average value of all exchange memberships. The option for the remaining 2.5% of all common stock (Tranche B) has an aggregate exercise price of $32.8 million, or 3.75% of the fair value of the exchange at the grant date. As a result of the reorganization into a holding company structure, the Class A share equivalents previously embedded in the Class B shares of CME were converted into Class A shares of CME Holdings. Since the stock option for the CEO is for 5% of all classes of common stock outstanding and additional Class A shares were issued in the reorganization, the total number of Class A shares in the CEO option increased by 145,543 shares. At December 31, 2001, the CEO's option includes 1,438,578 Class A shares and 156 Class B shares with a total exercise price of $54.6 million.

        The CEO option vests over a four-year period, with 40% vesting one year after the grant date and 20% vesting on that same date in each of the following three years. The term of the option is 10 years. As of December 31, 2001, all of the option remains outstanding. Under the option agreement, the exercise of the option can be settled with any combination of shares of Class A or Class B common stock or cash, at the discretion of the company. Although the option is for all classes of common stock outstanding, any exercise of the option must be for all or a portion of the option that is vested at the date of exercise. The CEO cannot elect to exercise the option for only certain classes of stock included in the option. In the event of the CEO's death or disability, the option will become fully vested and, in the event of this death, be paid in cash.

        Pursuant to SFAS Statement No. 123, the exchange has elected to account for stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. From the grant date until the date of demutualization, or November 13, 2000, CME accounted for the option to the CEO in a manner similar to a stock appreciation right in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB Opinions No. 15 and 25)." Since the date of demutualization, variable accounting has been required for the option. As a result, the expense related to the option has fluctuated based on the change in the value of the Class A shares and the underlying trading rights on the exchange associated with Class B common stock. Since demutualization there has not been an independent established trading market for Class A shares, and shares of Class A common stock can only be sold or acquired as part of a bundle with the trading rights in CME and the related Class B share. Therefore, the value of the Class A shares at the end of each reporting period is imputed based on the recent prices for the bundle and recent prices relating to the trading rights only. The CEO option represented $16.6 million of stock-based compensation expense in 2001.

        In 2001, CME granted stock options to various employees under the Omnibus Stock Plan. The options vest over a four-year period, with 40% vesting one year after the grant date and 20% vesting on that same date in each of the following three years. The options have a 10-year term. No compensation expense has been recognized on these stock options, as the exercise price exceeded the value of the stock at the date of grant. Restricted stock grants of 117,000 shares were also awarded to certain executives in 2001 that have the same vesting provisions as the stock options. Compensation expense relating to restricted stock of $2.4 million will be recognized over the vesting period.

        With the exception of the option granted to the CEO, fixed accounting treatment has been elected under the provisions of APB Opinion No. 25 and related interpretations for all eligible stock options and awards. Had compensation cost for all stock options been recognized using the minimum value approach to the fair value method prescribed by SFAS No. 123, net income for the year ended December 31, 2001 would have increased by approximately $2.7 million (or a basic earnings per share increase of $0.09) and the net loss for the year ended December 31, 2000 would have increased by approximately $133,000 (with no effect on the basic loss per share). The fair value of the Chief Executive Officer's option was $14.3 million, measured at the demutualization date under the minimum value method. Significant assumptions used to calculate fair value included: risk-free interest rate of 5.11%, expected life equal to the maximum term of the option and no expected dividends. The fair value of the option granted to employees was $4.2 million, measured at the grant date under the minimum value method. A risk-free interest rate of 5.40% was used over a period of five years with no expected dividends.

        The following table summarizes stock option activity for the two-year period ended December 31, 2001:

	Number of Shares
	Class A	Class B
BALANCE AT DECEMBER 31, 1999	—	—
Granted	1,293,035	156
Exercised	—	—
Cancelled	—	—

BALANCE AT DECEMBER 31, 2000	1,293,035	156
Granted	1,176,500	—
Adjustment for reorganization	145,543	—
Exercised	—	—
Cancelled	(3,750)	—

BALANCE AT DECEMBER 31, 2001	2,611,328	156

        Total stock options outstanding and the portion of each option that can be exercised at December 31, 2001 are as follows:

		Total Options Outstanding	Exercisable Shares	Date Shares Exercisable
CEO Option:
Tranche A:	Class A shares	719,289	287,716	February 7, 2001
	Class B shares	78	31
Tranche B:	Class A shares	719,289	287,716	February 7, 2001
	Class B shares	78	31
Employee Options:
Class A shares		1,172,750	0

TOTAL STOCK OPTIONS		2,611,484	575,494

        Employee options all have an exercise price of $22.00 per share. The CEO option has a total exercise price of $54.6 million for 5% of all classes of CME Holdings common stock outstanding. The CEO option was 40% vested at December 31, 2001 at a total exercise price of $21.8 million.

16.    P-M-T Limited Partnership

        CME was the general partner, and members and clearing firms of CME were limited partners, in P-M-T Limited Partnership, an Illinois limited partnership. PMT was formed in 1987 to initiate the development of the GLOBEX global electronic trading platform. Since December 1998, the current version of this system has been operated by the exchange using electronic trading software licensed from ParisBourseSBFSA (now Euronext-Paris). CME charged PMT for services provided.

        The limited partners of PMT approved the sale of all of the assets and business of PMT to the exchange as part of the demutualization process. The sale was effective November 13, 2000. The purchase price was $5.1 million and was based on an independent appraisal of PMT. Total distribution to the partners of PMT was the purchase price plus interest of 1% over prime from the date of sale to the date of distribution, and included a payment to CME as general partner of $1.1 million. The transaction was recorded using the purchase method of accounting and was effected at an amount approximately equal to the net assets of PMT. As a result, no goodwill or adjustment to the carrying value of assets was required.

        PMT reported net income of $1.4 million for the period from January 1, 2000 to November 13, 2000 and $2.6 million for the year ended December 31, 1999. If the assets and business of PMT had been purchased by the exchange as of January 1, 2000, the net operating loss of CME for 2000 would have been reduced by approximately $615,000, or a reduction of the basic loss per share of $0.02.

17.    Credit Facility

        On October 19, 2001, the exchange renewed its committed line of credit with a consortium of banks. The line of credit was increased to $500.0 million and became a secured credit facility. This new line of credit replaced the $350.0 million unsecured line of credit that had been in place since 1988. The secured credit agreement is collateralized by clearing firm security deposits held by CME in the form of U.S. Treasury or agency securities, as well as security deposit funds in IEF2. The amount held as collateral at December 31, 2001 was $620.7 million. The facility, which has never been used, may be utilized in certain situations, such as a temporary disruption of the domestic payments system that would delay settlement between the exchange and its clearing firms, or in the event of a clearing firm default. Under the terms of the credit agreement, there are a number of covenants with which CME must comply. Among these covenants, CME is required to submit quarterly reports to the participating banks and maintain at all times a tangible net worth of not less than $90.0 million. Interest on amounts borrowed is calculated at the Fed Funds Rate plus 45/100 of 1% per annum. Commitment fees for the line of credit were $521,000, $519,000 and $516,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

18.    Contingencies

        Legal Matters.    In May 1999, a suit for alleged infringement of Wagner patent 4,903,201 entitled "Automated Futures Trade Exchange" was brought against CME, CBOT, New York Mercantile Exchange (NYMEX) and Cantor Fitzgerald LP by Electronic Trading Systems, Inc. The patent relates to a system and method for implementing a computer-automated futures exchange. CME informed Euronext-Paris, the licensor of the software utilized in the GLOBEX electronic trading system, in conformity with the indemnification provision of the license agreement, of the receipt of a summons in that proceeding. Through December 31, 2001, Euronext-Paris hired and paid the fees and expenses of a law firm to defend and contest this litigation. Euronext-Paris reserved its rights under that agreement in the event that any modifications to the licensed system made by the exchange result in liability. On June 25, 2001, Euronext-Paris wrote to disclaim responsibility for defense of this litigation and requested that CME reimburse it for all legal expenses and other costs incurred to date. It asked that the exchange take over full responsibility for defense of this litigation and assume all costs associated with CME's defense. CME rejected this demand. Subsequently, CME and Euronext-Paris have agreed to share responsibility for defense of this litigation, utilizing new lead defense counsel selected by CME, and to share equally the costs and expenses of such new lead defense counsel as of January 1, 2002. As part of this agreement, neither CME nor Euronext-Paris has waived any rights with respect to the indemnification provision of the license agreement.

        On August 23, 2002, the lawsuit relating to the Wagner patent was settled for $15 million. The settlement requires an initial payment of $5 million in September 2002 and five subsequent annual payments of $2 million each.

        In addition, the exchange is a defendant in, and is threatened with, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the exchange cannot be predicted with certainty, management believes that the resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations.

        Employment-Related Agreement.    The exchange has an employment agreement with James J. McNulty, as its President and Chief Executive Officer, through December 31, 2003, subject to renewal by mutual agreement of the parties. In the event of a termination without cause by the exchange, Mr. McNulty shall be entitled to receive his base salary plus one-third of the maximum annual incentive bonus for the remainder of the original term. Mr. McNulty's base salary for the year ended December 31, 2001 was $1.0 million. The annual bonus may not exceed the lesser of $1.5 million or 10% of CME's net income. In addition, the unvested portion of the stock options granted to Mr. McNulty would become fully vested.

        If, within two years of a "change in control" of the exchange, Mr. McNulty is terminated by the exchange or he terminates the agreement as a result of the occurrence of one of the matters defined in the agreement as "good reason," he shall be entitled to two times his base salary plus one and one-third times the maximum annual incentive bonus for which he would have been eligible, provided that the severance payments do not exceed $8.0 million. The payment would be subject to reduction to the extent that it would otherwise result in the payment of tax under Section 4999 of the Internal Revenue Code. Also, the unvested portion of Mr. McNulty's stock options would become fully vested.

        Mutual Offset System.    At December 31, 2001, CME was contingently liable on irrevocable letters of credit totaling $41.0 million that relate to the mutual offset agreement between CME and Singapore Exchange Derivatives Trading Ltd. (SGX). This mutual offset agreement allows a clearing firm of either exchange to execute after-hours trades at the other exchange. When a clearing firm of CME executes an after-hours trade at SGX, the resulting trade is transferred from SGX to CME and CME assumes the financial obligation to SGX for the transferred trade. A similar obligation occurs when a clearing firm of SGX executes a trade at CME. The net position of each exchange to the other is marked-to-market daily based on the settlement prices of the applicable exchange and settlement is made between the exchanges in cash. Since settlement prices at each exchange may differ on any given day and Singapore is 13 to 14 hours ahead of Chicago, there may be a difference between the two settlement amounts and there will be a difference in the timing of the settlement. To allow for adequate and timely funding of the settlement, CME and SGX each maintain irrevocable standby letters of credit payable to the other exchange.

        GFX Letter of Credit.    CME guarantees a $2.5 million standby letter of credit for GFX. The beneficiaries of the letter of credit are the clearing firm that is used by GFX to execute and maintain its foreign currency futures position. The letter of credit will be drawn on in the event that GFX defaults in meeting requirements to its clearing firm.

19.    GFX Derivatives Transactions

        GFX Corporation engages in the purchase and sale of CME foreign exchange futures contracts. GFX posts bids and offers in these products on the GLOBEX electronic trading platform to maintain a market and promote liquidity in CME's foreign exchange futures products. It limits risk from these transactions through offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market. Formal trading limits have been established. Futures transactions are cleared by an independent clearing member. Any residual open positions are marked to market on a daily basis, and all net realized and unrealized gains (losses) are included in other revenue in the accompanying consolidated statements of income. Net trading gains amounted to $3.8 million in 2001, $4.4 million in 2000 and $2.4 million in 1999. At December 31, 2001, futures positions held by GFX had a notional value of $102.3 million, offset by a similar amount of spot foreign exchange positions, resulting in a zero net position.

20.    Earnings per Share

        Basic earnings per share is computed by dividing net income (loss) by the weighted average number of all classes of common stock outstanding each year. Shares outstanding are calculated as if the current holding company structure was in place for all periods presented. Diluted earnings per share is computed in a manner similar to basic earnings per share, except that the weighted average shares outstanding is increased to include additional shares from restricted stock grants and the assumed exercise of stock options, if dilutive. The number of additional shares is calculated assuming that outstanding stock options with an exercise price less than the current market price of that class of stock would be exercised, and that proceeds from such exercises would be used to acquire shares of common stock at the average market price during the reporting period.

	2001	2000	1999
	(in thousands, except share and per share data)
Net Income (Loss)	$68,302	$(5,909)	$2,663

Weighted Average Common Shares Outstanding:
Basic	28,774,700	28,774,700	28,774,700
Effect of stock options	534,523	—	—
Effect of restricted stock grants	21,097	—	—

Diluted	29,330,320	—	28,774,700

Earnings (Loss) per Share:
Basic	$2.37	$(0.21)	$0.09
Diluted	$2.33	—	$0.09

21.    Segment Reporting

        The company has two reportable operating segments: Chicago Mercantile Exchange Inc. (a designated contract market and clearing house), and GFX Corporation (a wholly owned trading subsidiary). A summary by business segment follows:

	CME	GFX	Eliminations	Total
	(in thousands)
Year Ended December 31, 2001:
Total revenues from external customers	$373,171	$3,759	$—	$376,930
Investment and securities lending income	19,603	97	—	19,700
Depreciation and amortization	37,487	152	—	37,639
Operating profit (loss)	114,740	(375)	—	114,365
Total assets	2,066,358	5,320	(2,797)	2,068,881
Capital expenditures	30,340	27	—	30,367
Year Ended December 31, 2000:
Total revenues from external customers	$212,385	$4,431	$—	$216,816
Intersegment revenues	57	700	(757)	—
Investment income	9,540	196	—	9,736
Depreciation and amortization	33,338	151	—	33,489
Operating profit (loss)	(8,110)	608	(581)	(8,083)
Total assets	380,125	6,535	(5,216)	381,444
Capital expenditures	25,138	33	—	25,171
Year Ended December 31, 1999:
Total revenues from external customers	$199,119	$2,392	$—	$201,511
Intersegment revenues	139	1,190	(1,329)	—
Investment income	8,781	310	—	9,091
Depreciation and amortization	25,141	133	—	25,274
Operating profit (loss)	6,674	(675)	645	6,644
Total assets	302,814	8,139	(7,486)	303,467
Capital expenditures	55,194	101	—	55,295

        CME considers and manages its open outcry and electronic trading of its various products as a reportable segment. PMT was previously reported as a segment for the year ending December 31, 1999. As a result of the purchase of the partnership in 2000, PMT is no longer a reportable operating segment. Information for 1999 has been reclassified to include PMT in the CME segment.

22.    Quarterly Information (restated and unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
YEAR ENDED DECEMBER 31, 2001:
Net revenues	$92,170	$94,698	$95,329	$104,956	$387,153
Income before income taxes	29,916	31,117	29,942	23,390	114,365
Net income	17,941	18,764	17,776	13,821	68,302
Earnings per share:
Basic	0.62	0.65	0.62	0.48	2.37
Diluted	0.62	0.64	0.60	0.46	2.33
YEAR ENDED DECEMBER 31, 2000:
Net revenues	$57,589	$52,328	$49,481	$67,154	$226,552
Income (loss) before income taxes	(4,808)	(6,759)	(6,096)	8,415	(9,248)
Net income (loss)	(2,884)	(4,056)	(3,658)	4,689	(5,909)
Earnings (loss) per share:
Basic	(0.10)	(0.14)	(0.13)	0.16	(0.21)
Diluted(1)	—	—	—	0.16	—

(1)
For the first three quarters of 2000, diluted loss per share is not presented since shares issuable for stock options would be anti-dilutive.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Financial Statement Schedules

  (1) Financial Statements

    The Consolidated Financial Statements listed below are contained in Item 8.

  (2) Financial Statement Schedules

Chicago Mercantile Exchange Holdings Inc. and Subsidiaries
Schedule I—Condensed Financial Information of Registrant
For the Year Ended December 31, 2001

        Chicago Mercantile Exchange Holdings Inc., the registrant, has only one asset, its investment in its wholly owned subsidiary, Chicago Mercantile Exchange Inc., or CME, in the amount of $250,369,000 at December 31, 2001. Net income from this investment on the equity basis of accounting amounted to $68,302,000 for the year ended December 31, 2001. Net income is reflected as if the registrant had been in existence for the entire year even though it was formed during the year and became the parent of CME through a reorganization of entities under common control as described in Note 1 to the financial statements in Item 8. The registrant has no liabilities, material contingencies or guarantees. The registrant has received no cash dividends from CME.

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

  (c) Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of October 1, 2001, between Chicago Mercantile Exchange Inc., Chicago Mercantile Exchange Holdings Inc. and CME Merger Subsidiary Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.'s Form S-4, filed with the SEC on August 7, 2001, File No. 33-66988).
3.1	Amended and Restated Certificate of Incorporation of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.1 to Chicago Mercantile Exchange Holdings Inc.'s Current Report on Form 8-K, filed with the SEC on December 4, 2001, File No. 0-33379).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.2 to Chicago Mercantile Exchange Holdings Inc.'s Current Report on Form 8-K, filed with the SEC on May 16, 2002, File No. 0-33379).
3.3	Second Amended and Restated Bylaws of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.3 to Chicago Mercantile Exchange Holdings Inc.'s Current Report on Form 8-K, filed with the SEC on May 16, 2002, File No. 0-33379).
4.1	Rights Agreement, dated as of November 30, 2001, between Chicago Mercantile Exchange Holdings Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holding's Inc.'s Form 8-A, filed with the SEC on December 4, 2001).
10.1	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Omnibus Stock Plan, amended and restated effective as of April 23, 2002 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Inc.'s Post-Effective Amendment No. 1 to Form S-8, filed with the SEC on July 31, 2002, File No. 33-60266).
10.2	Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan, including First Amendment thereto, dated December 14, 1994, Second Amendment thereto, dated December 8, 1998 and Administrative Guidelines thereto (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.3	Chicago Mercantile Exchange Inc. Directors' Deferred Compensation Plan, including First Amendment thereto, dated December 8, 1998 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.4	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Plan, including First Amendment thereto, dated December 31, 1996, Second Amendment thereto, dated January 14, 1998 and Third Amendment thereto, dated December 1998 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.5	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Trust, including First Amendment thereto, dated September 7, 1993 (incorporated by reference to Exhibit 10.5 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.6	Agreement, dated February 7, 2000, between Chicago Mercantile Exchange Holdings Inc. and James J. McNulty (incorporated by reference to Exhibit 10.8 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on April 21, 2000, File No. 33-95561).
10.7*	License Agreement, effective as of September 24, 1997, between Standard & Poor's, a Division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.13 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on March 10, 2000, File No. 33-95561).
10.8*	License Agreement, effective as of April 3, 1996, including First Amendment thereto, dated May 5, 1996, between The Nasdaq Stock Market, Inc., a subsidiary of National Association of Securities Dealers, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.9 to Chicago Mercantile Exchange Holdings Inc.'s Form S-4, filed with the SEC on August 7, 2001, File No. 33-66988).
10.9*	Central Services System (NSC) Software License and Development Agreement, effective June 5, 1997, including First Amendment thereto, effective February 24, 1998, Second Amendment thereto, effective July 13, 1998, and Third Amendment thereto, effective January 30, 2001, between SBF Bourse de Paris and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.10 to Chicago Mercantile Exchange Holdings Inc.'s Form S-4, filed with the SEC on August 7, 2001, File No. 33-66988).

10.10*	CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.12 to Chicago Mercantile Exchange Holdings Inc.'s Form S-4, filed with the SEC on August 7, 2001, File No. 33-66988).
10.11	Lease, dated as of November 11, 1983, between Chicago Mercantile Exchange Trust (successor to CME Real Estate Co. of Chicago, Illinois) and Chicago Mercantile Exchange Inc., including amendment thereto, dated as of December 6, 1989 (incorporated by reference to Exhibit 10.14 to Chicago Mercantile Exchange Inc.'s Form S-4 dated February 24, 2000, File No. 33-95561).
10.12	Lease, dated March 31, 1988, between EOP — 10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated June 2, 1981 and known as Trust No. 51234) and Chicago Mercantile Exchange Inc. relating to 10 South Wacker Drive, including First Amendment thereto, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.15 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.13	Lease, dated May 11, 1981, between EOP — 10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434-06 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated March 20, 1980 and known as Trust No. 48268) and Chicago Mercantile Exchange Inc. relating to 30 South Wacker Drive, including First Amendment thereto, dated as of February 1, 1982, Second Amendment thereto, dated as of April 26, 1982, Third Amendment thereto, dated as of June 29, 1982, Fourth Amendment thereto, dated as of July 28, 1982, Fifth Amendment thereto, dated as of October 7, 1982, Sixth Amendment thereto, dated as of July 5, 1983, Seventh Amendment thereto, dated as of September 19, 1983, Eighth Amendment thereto, dated as of October 17, 1983, Ninth Amendment thereto, dated as of December 3, 1984, Tenth Amendment thereto, dated as of March 16, 1987, Eleventh Amendment thereto, dated as of January 1, 1999, Twelfth Amendment thereto, dated as of June 30, 1999 (incorporated by reference to Exhibit 10.16 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.14	First Amended and Restated Credit Agreement, dated as of October 19, 2001, among Chicago Mercantile Exchange Inc. and the consortium of banks party thereto (incorporated by reference to Exhibit 10.14 to Chicago Mercantile Exchange Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, filed with SEC on March 28, 2002).
13.1	Specified portions of Chicago Mercantile Exchange Holdings Inc.'s annual report to shareholders for the year ended December 31, 2001.
16.1	Letter from Arthur Andersen LLP to the SEC, dated May 17, 2002 (incorporated by reference to Exhibit 16.1 to Chicago Mercantile Exchange Holdings Inc.'s Current Report on Form 8-K, filed with SEC on May 17, 2002).
21.1	List of Subsidiaries of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 21.1 to Chicago Mercantile Exchange Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, filed with SEC on March 28, 2002).
23.1	Consent of Ernst & Young LLP.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 26th day of September, 2002.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
BY:	/S/ DAVID G. GOMACH David G. Gomach Managing Director and Chief Financial Officer

CERTIFICATIONS

        I, James J. McNulty, Chief Executive Officer of the Company, certify that:

          (1)  I have reviewed this annual report on Form 10-K/A of Chicago Mercantile Exchange Holdings Inc.;

          (2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          (3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002	/s/ JAMES J. MCNULTY Name: James J. McNulty Title: Chief Executive Officer

        I, David G. Gomach, Chief Financial Officer of the Company, certify that:

          (1)  I have reviewed this annual report on Form 10-K/A of Chicago Mercantile Exchange Holdings Inc.;

          (2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          (3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002	/s/ DAVID G. GOMACH Name: David G. Gomach Title: Chief Financial Officer

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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
CERTIFICATIONS