Form 10-Q/A
period 2002-03-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2002-09-26
CIK 1156375

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-33379

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4459170
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
30 South Wacker Drive, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

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

        EXPLANATORY NOTE: Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Chicago Mercantile Exchange Holdings Inc. (the "Company") hereby amends its Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2002 (the "Quarterly Report"), filed with the Securities and Exchange Commission on May 8, 2002, to restate the Company's Unaudited Consolidated Financial Statements for the quarter ended March 31, 2002 included in the Quarterly Report and to revise the related disclosures. The restatement relates to a change in the accounting for the stock option granted to the Company's Chief Executive Officer. For further information regarding the restatement, see Note 2, "Restatement," to the Company's Unaudited Consolidated Financial Statements for the quarter ended March 31, 2002.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
FORM 10-Q/A
INDEX

		Page
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	1
	Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001	2
	Consolidated Statements of Shareholders' Equity for the Three Months Ended March 31, 2002 and 2001	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
PART II. OTHER INFORMATION:
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16
Certifications		16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited and restated)

	MARCH 31, 2002	DECEMBER 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$65,902	$69,101
Proceeds from securities lending activities	740,312	882,555
Marketable securities	96,767	91,570
Accounts receivable, net of allowance of $737 and $962	43,395	40,986
Other current assets	6,559	6,671
Cash performance bonds and security deposits	1,005,459	855,227

Total current assets	1,958,394	1,946,110
Property, net of accumulated depreciation and amortization	102,987	100,991
Other assets	24,946	21,780

TOTAL ASSETS	$2,086,327	$2,068,881

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,022	$23,834
Payable under securities lending agreements	740,312	882,555
Other current liabilities	40,541	40,229
Cash performance bonds and security deposits	1,005,459	855,227

Total current liabilities	1,802,334	1,801,845
Long-term debt	5,741	6,650
Other liabilities	10,735	10,017

Total liabilities	1,818,810	1,818,512

Shareholders' Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 28,771,562 shares issued and outstanding	288	288
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	57,901	63,451
Unearned restricted stock compensation	(1,102)	(1,461)
Retained earnings	210,536	187,814
Accumulated net unrealized gains (losses) on securities	(106)	277

Total shareholders' equity	267,517	250,369

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,086,327	$2,068,881

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited and restated)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2002	2001
REVENUES
Clearing and transaction fees	$77,885	$70,938
Quotation data fees	12,465	10,225
GLOBEX access fees	3,130	2,347
Communication fees	2,405	2,256
Investment income	1,617	2,573
Securities lending interest income	3,514	—
Other	3,053	3,831

TOTAL REVENUES	104,069	92,170
Securities lending interest expense	(2,977)	—

NET REVENUES	101,092	92,170

EXPENSES
Salaries and benefits	29,227	25,059
Stock-based compensation	(5,191)	3,473
Occupancy	5,781	5,257
Professional fees, outside services and licenses	7,261	6,018
Communications and computer and software maintenance	10,308	9,988
Depreciation and amortization	10,814	8,888
Public relations and promotion	1,563	581
Other	3,429	2,990

TOTAL EXPENSES	63,192	62,254

Income before income taxes	37,900	29,916
Income tax provision	(15,178)	(11,975)

NET INCOME	$22,722	$17,941

EARNINGS PER SHARE:
Basic	$0.79	$0.62
Diluted	$0.76	$0.62
Weighted average number of common shares:
Basic	28,774,700	28,774,700
Diluted	29,907,219	28,860,955

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except share data)
(unaudited and restated)

						Accumulated Net Unrealized Securities Gains (Losses)
	Class A Common Stock	Class B Common Stock	Common Stock and Additional Paid-in Capital
				Unearned Restricted Stock Compensation
					Retained Earnings		Total Shareholders' Equity
	Shares	Shares	Amount
BALANCE, DECEMBER 31, 2001	28,771,562	3,138	$63,739	$(1,461)	$187,814	$277	$250,369
Comprehensive income:
Net income					22,722		22,722
Change in net unrealized loss on securities, net of tax benefit of $255						(383)	(383)

Total comprehensive income							22,339
Stock-based compensation			(5,550)				(5,550)
Amortization of unearned restricted stock compensation				359			359

BALANCE, MARCH 31, 2002	28,771,562	3,138	$58,189	$(1,102)	$210,536	$(106)	$267,517

BALANCE, DECEMBER 31, 2000	28,771,562	3,138	$44,170	$—	$119,512	$(11)	$163,671
Comprehensive income:
Net income					17,941		17,941
Change in net unrealized gain on securities, net of tax of $144						214	214

Total comprehensive income							18,155
Stock-based compensation			3,473				3,473

BALANCE, MARCH 31, 2001	28,771,562	3,138	$47,643	$—	$137,453	$203	$185,299

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited and restated)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,722	$17,941
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment in joint venture	520	—
Deferred income tax provision (benefit)	509	(1,465)
Stock-based compensation	(5,191)	3,473
Depreciation and amortization	10,814	8,888
Gain on sale of marketable securities	(48)	(70)
Increase (decrease) in allowance for doubtful accounts	(225)	1,883
Increase in accounts receivable	(2,184)	(14,325)
Decrease (increase) in other current assets	112	(522)
Decrease (increase) in other assets	(1,133)	55
Increase (decrease) in accounts payable	(7,812)	6,007
Increase in other current liabilities	182	2,746
Increase (decrease) in other liabilities	718	(511)

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,984	24,100

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, net	(11,987)	(10,483)
Purchases of marketable securities	(29,807)	(30,826)
Proceeds from sales and maturities of investments	24,019	20,139
Additional investment in joint venture	(3,071)	—

NET CASH USED IN INVESTING ACTIVITIES	(20,846)	(21,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(1,337)	(961)

NET CASH USED IN FINANCING ACTIVITIES	(1,337)	(961)

Net increase (decrease) in cash and cash equivalents	(3,199)	1,969
Cash and cash equivalents, beginning of period	69,101	30,655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,902	$32,624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$124	$227

Income taxes paid	$2,440	$15

Leased asset additions and related obligations	$558	$—

See accompanying notes to financial statements

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

        The accompanying financial statements should be read in connection with the financial statements and notes thereto in Item 8 of the Chicago Mercantile Exchange Holdings Inc. Annual Report on Form 10-K/A for the year ended December 31, 2001 and with Note 2 included in this filing. Quarterly results are not necessarily indicative of results for any subsequent period.

        Certain reclassifications have been made to the 2001 financial statements to conform to the presentation in 2002.

2.    RESTATEMENT

        CME Holdings has restated the consolidated financial statements for the quarters ended March 31, 2002 and 2001. This Form 10-Q/A includes all adjustments relating to the restatement for all such periods. The restatement relates to a change in the accounting for the stock option granted to the company's Chief Executive Officer. On November 13, 2000, the date of demutualization, the company elected to account for all stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In consultation with the company's prior auditors, Arthur Andersen LLP, fixed accounting treatment was adopted on the date of demutualization for the Class A shares included in this option. During the second quarter of 2001, variable accounting was adopted for the Class B shares included in this option. CME Holdings' current auditors, Ernst & Young LLP, have advised that, in their view, variable accounting was appropriate for the entire option since the date of demutualization. This conclusion was reached based on the view that one accounting treatment is required for all classes of stock included in this option and that, as a result of certain stipulations within the option agreement, variable accounting treatment is required. Management has accepted this conclusion, and adopted the change.

        As a result of the restatement, the impact on net income and earnings per share is as follows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Net income, as reported	$17,109	$19,990
Decrease (increase) in stock-based compensation expense	9,310	(3,431)
Tax effect	(3,697)	1,382

Net income, as restated	$22,722	$17,941

Earnings per share, as reported:
Basic	$0.59	$0.69
Diluted	$0.57	$0.69
Earnings per share, as restated:
Basic	$0.79	$0.62
Diluted	$0.76	$0.62

        This change has no impact on CME Holdings' previously reported cash flows and no material balance sheet impact.

3.    PERFORMANCE BONDS AND SECURITY DEPOSITS

        Each firm that clears futures and options on futures contracts traded on the exchange is required to deposit and maintain specified performance bonds in the form of cash, U.S. Government securities or bank letters of credit. These performance bonds are available only to meet the financial obligations of that clearing firm to the exchange. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Item 8 to the CME Holdings Annual Report on Form 10-K/A for the year ended December 31, 2001.

4.    INVESTMENT IN JOINT VENTURE

        On August 28, 2001, CME entered into a joint venture, OneChicago, LLC, with the Chicago Board Options Exchange and the Chicago Board of Trade, to trade single-stock futures and narrow-based stock indexes. In February 2001, CME contributed an additional $3.1 million of capital. At March 31, 2002, CME owned a 42% interest in the joint venture, and the investment is reflected in the financial statements using the equity method of accounting. The investment balance at March 31, 2002 represents CME's total capital contribution of $4.4 million reduced by its proportionate share of the joint venture's net loss. The net loss is included in other operating revenue and totaled $0.5 million for the three months ended March 31, 2002.

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

  Revenues

        Our revenues consist of clearing and transaction fees; quotation data fees; GLOBEX access fees; communication fees; investment income, including securities lending activities; and other operating revenue. The revenues derived from clearing and transaction fees, which represent 77.0% of net revenues for the three months ended March 31, 2002, are determined by three factors: volume, rates and the mix of trades.

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

        Other revenue is composed of fees for trade order routing and various services to members, as well as fees for administering our Interest Earning Facilities. We offer clearing firms the opportunity to invest cash performance bonds in an Interest Earning Facility (IEF®). These clearing firms receive interest income, and we receive a fee based on total funds on deposit. Other revenue also includes trading revenue generated by GFX Corporation (GFX), our wholly owned subsidiary that trades in foreign exchange futures contracts to enhance liquidity in our markets for these products. In 2001, we entered into a joint venture, OneChicago, LLC, to trade single stock futures. We have a 42% ownership interest in the joint venture as of March 31, 2002. Our share of the net loss from this joint venture is included in other revenue.

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

        Stock-based compensation is the expense for stock options and restricted stock grants. The most significant portion of this expense relates to the stock option for our Chief Executive Officer, granted in February 2000 for 5% of all classes of our outstanding common stock. For accounting purposes, the option was treated as a stock appreciation right prior to our demutualization. Since the date of demutualization, or November 13, 2000, variable accounting treatment has been required for this option. As a result, this expense fluctuates, on a quarter-to-quarter basis, based on changes in the value of the Class B shares, which represent trading rights on our exchange, and the Class A shares. Since demutualization, there has not been an independent established trading market for Class A shares and shares of Class A common stock can only be sold or acquired as part of a bundle with the Class B share and the associated trading right. Therefore, the value of the Class A shares at the end of each reporting period is based on the recent prices for the bundle and recent prices relating to the trading rights only. As a result of variable accounting for the option, this expense, and ultimately our operating results, will be subject to significant fluctuation related to volatility in the value of our Class A common stock and the underlying trading rights on the exchange associated with our Class B common stock. This volatility may be unrelated to our operating performance. In the second quarter of 2001, restricted stock grants were awarded to certain employees and fixed accounting treatment is required for these grants. The expense associated with these grants comprises the balance of our stock-based compensation expense.

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

  Restatement

        We have restated our consolidated financial statements for the quarters ended March 31, 2002 and 2001. This Form 10-Q/A includes all adjustments relating to the restatement for all such periods. The restatement relates to a change in the accounting for the stock option granted to our Chief Executive Officer. On November 13, 2000, the date of demutualization, we elected to account for all stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In consultation with our prior auditors, Arthur Andersen LLP, fixed accounting treatment was adopted on the date of demutualization for the Class A shares included in this option. During the second quarter of 2001, variable accounting was adopted for the Class B shares included in this option. Our current auditors, Ernst & Young LLP, have advised that, in their view, variable accounting was appropriate for the entire option since the date of demutualization. This conclusion was reached based on the view that one accounting treatment is required for all classes of stock included in this option and that, as a result of certain stipulations within the option agreement, variable accounting treatment is required. We have accepted this conclusion, and adopted the change.

        As a result of the restatement, the impact on net income and earnings per share is as follows for the periods presented (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Net income, as reported	$17,109	$19,990
Decrease (increase) in stock-based compensation expense	9,310	(3,431)
Tax effect	(3,697)	1,382

Net income, as restated	$22,722	$17,941

Earnings per share, as reported:
Basic	$0.59	$0.69
Diluted	$0.57	$0.69
Earnings per share, as restated:
Basic	$0.79	$0.62
Diluted	$0.76	$0.62

        This change has no impact on our previously reported cash flows and no material balance sheet impact.

        The following discussion of our results of operations incorporates the restatements described above.

Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

  Overview

        Our operations for the three months ended March 31, 2002 resulted in net income of $22.7 million compared to net income of $17.9 million for the three months ended March 31, 2001. The primary factor for the increase is the impact of non-cash stock-based compensation expense, which is primarily driven by the change in the value of the Class B shares and the associated trading rights and the Class A shares, and represented a negative expense of $5.2 million in the first quarter of 2002 compared to an expense of $3.5 million for the same time period in 2001. Excluding stock-based compensation, net income for the three months ended March 31, 2002 would have been $19.6 million and for the three months ended March 31, 2001 would have been $20.0 million. In the first quarter of 2002, volume incentive programs, which include limits on GLOBEX fees for E-mini contracts and volume discounts to benefit large customers trading our Eurodollar products, combined with a decrease in the percentage of trades attributed to non-members, have resulted in lower average revenue per contract. When combined with increased expenses, the result has been that our operating margin, excluding stock-based compensation, declined for the three months ended March 31, 2002 to 32.4% from 36.2% for the same period in 2001. The increased expenses in the first quarter of 2002 are attributed primarily to additional headcount, legal fees and advertising.

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

  Revenues

        Total revenues increased $11.9 million, or 12.9%, from $92.2 million for the three months ended March 31, 2001 to $104.1 million for the three months ended March 31, 2002. Net revenues increased $8.9 million, or 9.7%, from the first quarter of 2001, when no securities lending activity occurred, to the first quarter of 2002. The increase in revenues is primarily attributable to a 34.3% increase in average daily trading volume. In the first quarter of 2002, electronic trading represented 25.3% of total trading volume and grew 94.5%, to an average of 507,891 contracts per day, compared to the first quarter of 2001. These increased volume levels resulted from customers continued uncertainty over interest rates and volatility in U.S. stocks. Partially offsetting these volume gains in 2002 was a decline in rates earned on our investment portfolio and a decrease in the trading revenue generated by our foreign exchange trading subsidiary, GFX.

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

        Other Revenue.    Other revenue decreased $0.7 million, or 20.3%, from $3.8 million for the three months ended March 31, 2001 to $3.1 million for the three months ended March 31, 2002. This decrease is primarily attributed to a $0.9 million decrease in trading revenue generated by GFX and $0.5 million for our share of the net loss of OneChicago, LLC for the three months ended March 31, 2002. These decreases were partially offset by a $0.6 million increase in fees associated with managing our IEF program.

  Expenses

        Total operating expenses increased $0.9 million, or 1.5%, from $62.3 million for the three months ended March 31, 2001 to $63.2 million for the three months ended March 31, 2002. This increase was attributable primarily to increases in salaries and benefits, professional fees and depreciation and amortization. Partially offsetting this was a decrease of $8.7 million in stock-based compensation expense. Excluding stock-based compensation, which is a non-cash expense, expenses would have increased $9.6 million, or 16.3%.

        Salaries and Benefits Expense.    Salaries and benefits increased $4.1 million, or 16.6%, from $25.1 million for the three months ended March 31, 2001 to $29.2 million for the three months ended March 31, 2002. The largest component of this increase was growth in salaries. We had fewer employees in the first quarter of 2001, primarily as a result of the tight labor market that still existed at that time, particularly in the technology sector. As labor market conditions softened, this allowed us to attract additional staff for positions that were previously unfilled. This increase in the number of employees, as well as a rise in general compensation levels, resulted in an increase in salaries and in expenses relating to our bonus, benefit plans and employer taxes.

        Stock-Based Compensation Expense.    Stock-based compensation expense decreased $8.7 million, from $3.5 million for the three months ended March 31, 2001 to a negative expense of $5.2 million for the three months ended March 31, 2002. The primary component of this expense relates to the stock option granted to our CEO in February 2000, which includes both Class A and Class B shares of common stock. Variable accounting treatment is required for the option granted to our CEO. Because variable accounting reflects the change in the value of our Class A common stock and the underlying trading rights on the exchange associated with our Class B common stock, there is the possibility for significant variation in this component of stock-based compensation expense. In the three-month period ended March 31, 2002, there was a decrease in the value of the Class A shares that was only partially offset by an increase in the value of the Class B shares, and the associated trading rights, included in this option. The overall decline in the value of this option resulted in the negative expense in the first quarter of 2002. By contrast, in the three-month period ended March 31, 2001, the increase in the value of the Class B shares, and the associated trading rights, was greater than the decline in the value of the Class A shares, resulting in $3.5 million of expense for the first quarter of 2001. In addition, some restricted stock grants were awarded to employees in the second quarter of 2001 and fixed accounting treatment was adopted for these grants. A portion of the expense relating to these grants is included in stock-based compensation for the three months ended March 31, 2002. There was no similar expense for the three months ended March 31, 2001.

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

        Other Expense.    Other expense increased $0.4 million, or 14.7%, from $3.0 million for the three months ended March 31, 2001 to $3.4 million for the three months ended March 31, 2002. This increase in 2002 related primarily to increased administrative expenses, such as bank fees and travel.

  Income Tax Provision

        We recorded a tax provision of $15.2 million for the quarter ended March 31, 2002 compared to a tax provision of $12.0 million for the same period in 2001. The effective tax rate was 40.0% for the first quarter of 2002, unchanged from the first quarter of 2001.

  Liquidity and Capital Resources

        Cash and cash equivalents totaled $65.9 million at March 31, 2002 and $69.1 million at December 31, 2001. The $3.2 million decrease since December 31, 2001 resulted from payment of certain short-term liabilities during the first quarter of 2002 that is reflected, in part, by a reduction in accounts payable during the same time period.

        Other current assets readily convertible into cash would include investments as well as accounts receivable. When combined with cash and cash equivalents, these assets represented 60.5% of our total assets, excluding cash performance bonds and security deposits and investment of securities lending proceeds, at March 31, 2002, relatively unchanged from 60.9% at December 31, 2001. Cash performance bonds and security deposits as well as investment of securities lending proceeds are excluded from total assets for purposes of this comparison as these assets may vary significantly over time.

        Historically, we have met our funding requirements from operations. Net cash provided by operating activities was $19.0 million for the three months ended March 31, 2002 compared to $24.1 million for the three months ended March 31, 2001, a decrease of $5.1 million. This decrease resulted primarily from cash utilized to achieve a $7.6 million reduction in other current liabilities and accounts payable from year-end 2001 to March 31, 2002. This reduction in liabilities related to payment of staff bonuses, membership sale proceeds and general operating expenses during the first quarter of 2002. These decreases were partially offset by increases in non-cash items such as depreciation and the loss on our investment in OneChicago, LLC during the first quarter of 2002.

        Cash used in investing activities was $20.8 million for the three months ended March 31, 2002 compared to $21.2 million for the three months ended March 31, 2001. Cash outlays for property increased $1.5 million, from $10.5 million for the first quarter of 2001 to $12.0 million for the first quarter of 2002. An additional investment in OneChicago was also made in the first quarter of 2002 for $3.1 million. Net purchases of investments, however, decreased $4.9 million, from $10.7 million for the three months ended March 31, 2001 to $5.8 million for the three months ended March 31, 2002. The first quarter of 2002 demonstrates our continued ability to fund capital expenditures from current operating funds and to increase our investment portfolio.

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

Year	Principal Amount	Weighted Average Interest Rate
2002	$1,000	6.0%
2003	5,870	4.8
2004	24,335	5.1
2005	27,031	4.9
2006	24,185	5.3
2007	6,815	4.7
2008	2,000	6.1

Total	$91,236	4.6%
Fair Value	$92,850

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

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. (Registrant)
	By	/s/ David G. Gomach
September 26, 2002		David G. Gomach Chief Financial Officer

CERTIFICATIONS

        I, James J. McNulty, Chief Executive Officer of the Company, certify that:

        (1)  I have reviewed this quarterly report on Form 10-Q/A of Chicago Mercantile Exchange Holdings Inc.;

        (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 26, 2002	/s/ JAMES J. MCNULTY Name: James J. McNulty Title: Chief Executive Officer

        I, David G. Gomach, Chief Financial Officer of the Company, certify that:

        (1)  I have reviewed this quarterly report on Form 10-Q/A of Chicago Mercantile Exchange Holdings Inc.;

        (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 26, 2002	/s/ DAVID G. GOMACH Name: David G. Gomach Title: Chief Financial Officer

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited and restated)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data) (unaudited and restated)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (dollars in thousands, except share data) (unaudited and restated)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited and restated)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS