Form 10-Q/A
period 2002-06-30
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2002-09-26
CIK 1156375

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

        EXPLANATORY NOTE: Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Chicago Mercantile Exchange Holdings Inc. (the "Company") hereby amends its Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2002 (the "Quarterly Report"), filed with the Securities and Exchange Commission on August 13, 2002, to restate the Company's Unaudited Consolidated Financial Statements for the quarter ended June 30, 2002 included in the Quarterly Report and to revise the related disclosures. The restatement relates to a change in the accounting for the stock option granted to the Company's Chief Executive Officer. For further information regarding the restatement, see Note 2, "Restatement," to the Company's Unaudited Consolidated Financial Statements for the quarter ended June 30, 2002.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
FORM 10-Q/A
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited and restated)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$48,106	$69,101
Proceeds from securities lending activities	846,232	882,555
Marketable securities	104,967	91,570
Accounts receivable, net of allowance of $1,076 and $962	48,601	40,986
Other current assets	10,675	6,671
Cash performance bonds and security deposits	1,896,638	855,227

Total current assets	2,955,219	1,946,110
Property, net of accumulated depreciation and amortization	111,330	100,991
Other assets	25,925	21,780

TOTAL ASSETS	$3,092,474	$2,068,881

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,448	$23,834
Payable under securities lending agreements	846,232	882,555
Other current liabilities	40,518	40,229
Cash performance bonds and security deposits	1,896,638	855,227

Total current liabilities	2,801,836	1,801,845
Long-term debt	4,558	6,650
Other liabilities	11,349	10,017

Total liabilities	2,817,743	1,818,512

Shareholders' Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 28,814,122 shares issued and outstanding as of June 30, 2002 and 28,771,562 shares issued and outstanding as of December 31, 2001	288	288
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	62,086	63,451
Unearned restricted stock compensation	(904)	(1,461)
Retained earnings	212,145	187,814
Accumulated net unrealized gains on securities	1,116	277

Total shareholders' equity	274,731	250,369

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,092,474	$2,068,881

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited and restated)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
REVENUES
Clearing and transaction fees	$162,159	$139,204	$84,274	$68,266
Quotation data fees	24,390	23,807	11,925	13,582
GLOBEX access fees	6,408	5,904	3,278	3,557
Communication fees	4,911	4,606	2,506	2,350
Investment income	2,921	5,069	1,304	2,496
Securities lending interest income	9,789	605	6,275	605
Other	6,571	8,242	3,518	4,411

TOTAL REVENUES	217,149	187,437	113,080	95,267
Securities lending interest expense	(8,525)	(569)	(5,548)	(569)

NET REVENUES	208,624	186,868	107,532	94,698

EXPENSES
Salaries and benefits	57,576	50,206	28,349	25,147
Stock-based compensation	(808)	7,867	4,383	4,394
Occupancy	11,089	10,053	5,308	4,796
Professional fees, outside services and licenses	15,638	11,556	8,377	5,538
Communications and computer and software maintenance	21,633	20,129	11,325	10,141
Depreciation and amortization	23,151	18,034	12,337	9,146
Public relations and promotion	2,917	1,369	1,354	788
Other	8,436	6,621	5,007	3,631

TOTAL EXPENSES	139,632	125,835	76,440	63,581

Income before income taxes	68,992	61,033	31,092	31,117
Income tax provision	(27,328)	(24,328)	(12,150)	(12,353)

NET INCOME	$41,664	$36,705	$18,942	$18,764

EARNINGS PER SHARE:
Basic	$1.45	$1.28	$0.66	$0.65
Diluted	$1.40	$1.26	$0.64	$0.64
Weighted average number of common shares:
Basic	28,787,638	28,774,700	28,800,423	28,774,700
Diluted	29,795,497	29,181,503	29,683,774	29,502,050

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except share and per share data)
(unaudited and restated)

	Class A Common Stock	Class B Common Stock	Common Stock and Additional Paid-in Capital			Accumulated Net Unrealized Securities Gains (Losses)
				Unearned Restricted Stock Compensation
					Retained Earnings		Total Shareholders' Equity
	Shares	Shares	Amount
BALANCE, DECEMBER 31, 2001	28,771,562	3,138	$63,739	$(1,461)	$187,814	$277	$250,369
Comprehensive income:
Net income					41,664		41,664
Change in net unrealized gain on securities, net of tax of $560						839	839

Total comprehensive income							42,503
Cash dividend on common stock of $0.60 per share					(17,333)		(17,333)
Vesting of issued restricted Class A common stock	42,560
Stock-based compensation			(1,365)				(1,365)
Amortization of unearned restricted stock compensation				557			557

BALANCE, JUNE 30, 2002	28,814,122	3,138	$62,374	$(904)	$212,145	$1,116	$274,731

BALANCE, DECEMBER 31, 2000	28,771,562	3,138	$44,170	$—	$119,512	$(11)	$163,671
Comprehensive income:
Net income					36,705		36,705
Change in net unrealized gain on securities, net of tax of $111						167	167

Total comprehensive income							36,872
Stock-based compensation			8,102				8,102
Issuance of 110,000 shares of restricted Class A common stock			2,260	(2,260)			0
Amortization of unearned restricted stock compensation				233			233

BALANCE, JUNE 30, 2001	28,771,562	3,138	$54,532	$(2,027)	$156,217	$156	$208,878

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited and restated)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,664	$36,705
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment in joint venture	1,102	—
Deferred income tax provision (benefit)	3,140	(2,416)
Stock-based compensation	(808)	7,867
Depreciation and amortization	23,151	18,034
Gain on sale of marketable securities	(167)	(115)
Increase in allowance for doubtful accounts	114	1,466
Increase in accounts receivable	(7,729)	(13,810)
Increase in other current assets	(4,005)	(3,780)
Increase in other assets	(6,141)	(27)
Increase (decrease) in accounts payable	(5,386)	1,389
Increase (decrease) in other current liabilities	633	(1,363)
Increase (decrease) in other liabilities	1,332	(2,379)

NET CASH PROVIDED BY OPERATING ACTIVITIES	46,900	41,571

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, net	(32,667)	(14,839)
Capital contribution to joint venture	(3,071)	—
Purchases of marketable securities	(47,666)	(41,981)
Proceeds from sales and maturities of marketable securities	35,836	24,290

NET CASH USED IN INVESTING ACTIVITIES	(47,568)	(32,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(2,994)	(1,834)
Cash dividends	(17,333)	—

NET CASH USED IN FINANCING ACTIVITIES	(20,327)	(1,834)

Net increase (decrease) in cash and cash equivalents	(20,995)	7,207
Cash and cash equivalents, beginning of period	69,101	30,655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,106	$37,862

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$346	$341

Income taxes paid	$34,440	$30,623

Leased asset additions and related obligations	$558	$—

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

2. RESTATEMENT

        CME Holdings has restated the consolidated financial statements for the six months and three months ended June 30, 2002 and 2001. This Form 10-Q/A includes all adjustments relating to the restatement for all such periods. The restatement relates to a change in the accounting for the stock option granted to the company's Chief Executive Officer. On November 13, 2000, the date of demutualization, the company elected to account for all stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In consultation with the company's prior auditors, Arthur Andersen LLP, fixed accounting treatment was adopted on the date of demutualization for the Class A shares included in this option. During the second quarter of 2001, variable accounting was adopted for the Class B shares included in this option. CME Holdings' current auditors, Ernst & Young LLP, have advised that, in their view, variable accounting was appropriate for the entire option since the date of demutualization. This conclusion was reached based on the view that one accounting treatment is required for all classes of stock included in this option and that, as a result of certain stipulations within the option agreement, variable accounting treatment is required. Management has accepted this conclusion, and adopted the change.

        As a result of the restatement, the impact on net income and earnings per share is as follows for the periods presented (in thousands):

	Six Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income, as reported	$38,811	$34,220	$21,702	$14,230
Decrease (increase) in stock-based compensation expense	4,741	4,163	(4,569)	7,594
Tax effect	(1,888)	(1,678)	1,809	(3,060)

Net income, as restated	$41,664	$36,705	$18,942	$18,764

Earnings per share, as reported:
Basic	$1.35	$1.19	$0.75	$0.49
Diluted	$1.31	$1.18	$0.73	$0.48
Earnings per share, as restated:
Basic	$1.45	$1.28	$0.66	$0.65
Diluted	$1.40	$1.26	$0.64	$0.64

        This change has no impact on CME Holdings' previously reported cash flows and no material balance sheet impact.

3. PERFORMANCE BONDS AND SECURITY DEPOSITS

        Each firm that clears futures and options on futures contracts traded on the exchange is required to deposit and maintain specified performance bonds in the form of cash, U.S. Government securities or bank letters of credit. These performance bonds are available only to meet the financial obligations of that clearing firm to the exchange. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Item 8 to CME Holdings Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

        A substantial portion of our clearing and transaction fees, telecommunications fees and various service charges included in other revenue are billed to the clearing firms of the exchange. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of the customers of the various clearing firms. There are currently approximately 70 clearing firms, and one firm, with a significant portion of customer revenue, represented approximately 11% of our net revenues for the first six months of 2002. Should a clearing firm withdraw from CME, we believe the customer portion of that firm's trading activity would most likely transfer to another clearing firm. Therefore, we do not believe that the exchange is exposed to significant risk from the loss of revenue received from any particular clearing firm.

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

  Restatement

        We have restated our consolidated financial statements for the six months and three months ended June 30, 2002 and 2001. This Form 10-Q/A includes all adjustments relating to the restatement for all such periods. The restatement relates to a change in the accounting for the stock option granted to our Chief Executive Officer. On November 13, 2000, the date of demutualization, we elected to account for all stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In consultation with our prior auditors, Arthur Andersen LLP, fixed accounting treatment was adopted on the date of demutualization for the Class A shares included in this option. During the second quarter of 2001, variable accounting was adopted for the Class B shares included in this option. Our current auditors, Ernst & Young LLP, have advised that, in their view, variable accounting was appropriate for the entire option since the date of demutualization. This conclusion was reached based on the view that one accounting treatment is required for all classes of stock included in this option and that, as a result of certain stipulations within the option agreement, variable accounting treatment is required. We have accepted this conclusion, and adopted the change.

        As a result of the restatement, the impact on net income and earnings per share is as follows for the periods presented (in thousands):

	Six Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income, as reported	$38,811	$34,220	$21,702	$14,230
Decrease (increase) in stock-based compensation expense	4,741	4,163	(4,569)	7,594
Tax effect	(1,888)	(1,678)	1,809	(3,060)

Net income, as restated	$41,664	$36,705	$18,942	$18,764

Earnings per share, as reported:
Basic	$1.35	$1.19	$0.75	$0.49
Diluted	$1.31	$1.18	$0.73	$0.48
Earnings per share, as restated:
Basic	$1.45	$1.28	$0.66	$0.65
Diluted	$1.40	$1.26	$0.64	$0.64

        This change has no impact on our previously reported cash flows and no material balance sheet impact.

        The following discussions of our results of operations incorporates the restatements described above.

Results of Operations for the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

  Overview

        Our operations for the six months ended June 30, 2002 resulted in net income of $41.7 million compared to net income of $36.7 million for the six months ended June 30, 2001. Our improved operating results were driven by a $21.7 million, or 11.6%, increase in net revenues that were partially offset by a $13.8 million, or 11.0%, increase in expenses for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The growth in revenue resulted primarily from the 35.6% increase in total trading volume during the first six months of 2002 when compared to the same time period in 2001. However, the growth in volume did not result in an equal growth in revenue as volume incentive programs, which include limits on GLOBEX fees for E-mini contracts and volume discounts to benefit large customers trading our Eurodollar products, had a greater impact on transaction revenue during the first six months of 2002. Our operating margin was 33.1% for the first six months of 2002 compared to 32.7% for the first six months of 2001.

        Growth in expenses resulted from increases in all expense categories, with the exception of stock-based compensation, which was a negative expense of $0.8 million for the six months ended June 30, 2002, a decrease from the $7.9 million of expense for the six months ended June 30, 2001. Excluding stock-based compensation, our operating margin declined to 32.7% for the first six months of 2002 from 36.9%, for the first six months of 2001.

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

  Expenses

        Total operating expenses increased $13.8 million, or 11.0%, from $125.8 million for the six months ended June 30, 2001 to $139.6 million for the six months ended June 30, 2002. This increase was primarily attributable to increases in salaries and benefits, professional fees and depreciation expense. These increases were partially offset by an $8.7 million decrease in stock-based compensation expense. Excluding stock-based compensation, expenses would have increased $22.5 million, or 19.1%.

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

        Stock-Based Compensation Expense.    Stock-based compensation expense decreased $8.7 million, from $7.9 million for the six months ended June 30, 2001 to a negative expense of $0.8 million for the six months ended June 30, 2002. The primary component of this expense relates to the stock option granted to our CEO in February 2000, which includes both Class A and Class B shares of common stock. Variable accounting treatment is required for the option granted to our CEO. Because variable accounting reflects the change in the value of our Class A common stock and the underlying trading rights on the exchange associated with our Class B common stock, there is the possibility for significant variation in this component of stock-based compensation expense. There was a significant increase in the value of the trading rights associated with the Class B shares during the first six months of 2001. This increase in value, when combined with the effect of vesting, resulted in $7.6 million of our stock-based compensation expense for the first six months of 2001. By contrast, in the first six months of 2002, there was a smaller increase in the value of the trading rights and a decrease in the value of the Class A common stock. The stock-based compensation expense for the CEO option was a negative expense of $1.4 million during the six months ended June 30, 2002. Partially offsetting this negative expense is the expense related to the restricted stock granted to certain employees in May 2001.

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

  Income Tax Provision

        We recorded a tax provision of $27.3 million for the six months ended June 30, 2002 compared to a tax provision of $24.3 million for the same period in 2001. The effective tax rate was 39.6% for the first six months of 2002, a modest decline from the 39.9% effective tax rate for the first six months of 2001.

Results of Operations for the Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

  Overview

        Our operations for the three months ended June 30, 2002 were virtually unchanged from the same period in 2001. Net income increased slightly from $18.8 million in the second quarter of 2001 to $18.9 million in the second quarter of 2002. Net revenues as well as total operating expenses increased $12.8 million in the three months ended June 30, 2002 and 2001. Excluding stock-based compensation, expenses would have increased

$12.9 million, or 21.7%, during the three months ended June 30, 2002 when compared to the same time period in 2001.

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

  Expenses

        Total operating expenses increased $12.8 million, or 20.2%, from $63.6 million for the three months ended June 30, 2001 to $76.4 million for the three months ended June 30, 2002. Increases in salaries and benefits, depreciation and professional fees for the second quarter of 2002 were the primary reasons for this increase. Excluding stock-based compensation, operating expenses for the three months ended June 30, 2002 would have increased $12.9 million, or 21.7%, virtually unchanged from the actual increase in total operating expenses.

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

        Stock-Based Compensation Expense.    Stock-based compensation expense of $4.4 million remained virtually unchanged from the second quarter of 2001 to the second quarter of 2002. The primary component of this expense relates to the stock option granted to our CEO in February 2000, which includes both Class A and Class B shares of common stock. Variable accounting treatment is required for the option granted to our CEO. Because variable accounting reflects the change in the value of our Class A common stock and the underlying trading rights on the exchange associated with our Class B common stock, there is the possibility for significant variation in this component of stock-based compensation expense. From the end of the first quarter of 2002 to the end of the second quarter of 2002, the value of some of the trading rights and the associated Class B shares declined. The impact of this decline in value was offset by the increase in the value of the Class A shares and the additional vesting that occurs with the passage of time. The second quarter 2001 expense was a result of increases in the value of the Class A shares as well as the value of trading rights associated with the Class B shares. The remainder of the expense in the second quarter of 2002 and 2001 relates to the restricted stock granted to certain employees in May 2001.

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

  Income Tax Provision

        We recorded a tax provision of $12.2 million for the three months ended June 30, 2002 compared to a tax provision of $12.4 million for the same period in 2001. The effective tax rate was 39.1% for the second quarter of 2002, a modest decline from the 39.7% effective tax rate for the second quarter of 2001.

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

        Other current assets readily convertible into cash include marketable securities as well as accounts receivable. When combined with cash and cash equivalents, these assets were constant at $201.7 million at June 30, 2002 and December 31, 2001. This represented 57.7% of our total assets at June 30, 2002, excluding cash performance bonds and security deposits and investment of securities lending proceeds, compared to 60.9% at December 31, 2001. The percentage decrease resulted primarily from the payment of the cash dividend. Cash performance bonds and security deposits, as well as investment of securities lending proceeds, are excluded from total assets for purposes of this comparison due to the volatile nature of these assets.

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

        In addition, as of June 30, 2002, we were contingently liable on irrevocable letters of credit totaling $33.0 million in connection with our mutual offset system with Singapore Derivatives Trading, or SGX. We also guarantee the principal for some of the funds invested in our Interest Earning Facility, which had a balance of $452.7 million as of June 30, 2002.

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

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited and restated)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data) (unaudited and restated)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (dollars in thousands, except share and per share data) (unaudited and restated)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited and restated)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS