Form 10-Q
period 2002-09-30
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2002-10-29
CIK 1156375

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
-OR -
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of each of the registrant's classes of common stock as of October 15, 2002 was as follows: 7,222,746 shares of Class A common stock, Class A-1, $0.01 par value; 7,222,376 shares of Class A common stock, Class A-2, $0.01 par value; 7,222,174 shares of Class A common stock, Class A-3, $0.01 par value; 7,219,036 shares of Class A common stock, Class A-4, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$197,164	$69,101
Proceeds from securities lending activities	554,870	882,555
Marketable securities	100	91,570
Accounts receivable, net of allowance of $1,189 and $962	46,691	40,986
Other current assets	4,889	6,671
Cash performance bonds and security deposits	1,920,033	855,227

Total current assets	2,723,747	1,946,110
Property, net of accumulated depreciation and amortization	108,839	100,991
Other assets	31,244	21,780

TOTAL ASSETS	$2,863,830	$2,068,881

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,218	$23,834
Payable under securities lending agreements	554,870	882,555
Other current liabilities	52,872	40,229
Cash performance bonds and security deposits	1,920,033	855,227

Total current liabilities	2,543,993	1,801,845
Long-term debt	3,232	6,650
Other liabilities	17,035	10,017

Total liabilities	2,564,260	1,818,512

Shareholders' Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 28,817,662 shares issued and outstanding as of September 30, 2002 and 28,771,562 shares issued and outstanding as of December 31, 2001	288	288
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	68,515	63,451
Unearned restricted stock compensation	(775)	(1,461)
Retained earnings	231,542	187,814
Accumulated net unrealized gains on securities	—	277

Total shareholders' equity	299,570	250,369

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,863,830	$2,068,881

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES
Clearing and transaction fees	$99,255	$72,690	$261,414	$211,894
Quotation data fees	12,117	12,003	36,507	35,810
GLOBEX access fees	3,362	3,004	9,770	8,908
Communication fees	2,453	2,299	7,364	6,905
Investment income	3,177	1,727	6,098	6,796
Securities lending interest income	4,913	6,885	14,702	7,490
Other	4,372	3,252	10,943	11,494

TOTAL REVENUES	129,649	101,860	346,798	289,297
Securities lending interest expense	(4,484)	(6,531)	(13,009)	(7,100)

NET REVENUES	125,165	95,329	333,789	282,197

EXPENSES
Salaries and benefits	27,646	28,132	85,222	78,338
Stock-based compensation	6,556	(1,224)	5,748	6,643
Occupancy	5,881	5,092	16,970	15,145
Professional fees, outside services and licenses	9,109	6,816	24,747	18,372
Communications and computer and software maintenance	12,183	11,236	33,816	31,365
Depreciation and amortization	12,353	9,245	35,504	27,279
Patent litigation settlement	13,695	—	13,695	—
Public relations and promotion	1,481	2,055	4,398	3,424
Other	4,005	4,035	12,441	10,656

TOTAL EXPENSES	92,909	65,387	232,541	191,222

Income before income taxes	32,256	29,942	101,248	90,975
Income tax provision	(12,902)	(12,166)	(40,230)	(36,494)

NET INCOME	$19,354	$17,776	$61,018	$54,481

EARNINGS PER SHARE:
Basic	$0.67	$0.62	$2.12	$1.89
Diluted	$0.65	$0.60	$2.04	$1.86
Weighted average number of common shares:
Basic	28,819,779	28,774,700	28,798,301	28,774,700
Diluted	29,923,550	29,399,249	29,838,181	29,254,085

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except share and per share data)
(unaudited)

			Common Stock and Additional Paid-in Capital
						Accumulated Net Unrealized Securities Gains (Losses)
	Class A Common Stock	Class B Common Stock
				Unearned Restricted Stock Compensation
					Retained Earnings		Total Shareholders' Equity
	Shares	Shares	Amount
BALANCE, DECEMBER 31, 2001	28,771,562	3,138	$63,739	$(1,461)	$187,814	$277	$250,369
Comprehensive income:
Net income					61,018		61,018
Change in net unrealized gain on securities net of tax of $184						(277)	(277)

Total comprehensive income							60,741
Exercise of stock options	100		2				2
Cash dividend on common stock of $0.60 per share					(17,290)		(17,290)
Vesting of issued restricted Class A common stock	46,000
Stock-based compensation			5,062				5,062
Amortization of unearned restricted stock compensation				686			686

BALANCE, SEPTEMBER 30, 2002	28,817,662	3,138	$68,803	$(775)	$231,542	$0	$299,570

BALANCE, DECEMBER 31, 2000	28,771,562	3,138	$44,170	$—	$119,512	$(11)	$163,671
Comprehensive income:
Net income					54,481		54,481
Change in net unrealized gain on securities, net of tax of $493						739	739

Total comprehensive income							55,220
Stock-based compensation			6,509				6,509
Issuance of 119,000 shares of restricted Class A common stock			2,435	(2,435)			0
Amortization of unearned restricted stock compensation				603			603

BALANCE, SEPTEMBER 30, 2001	28,771,562	3,138	$53,114	$(1,832)	$173,993	$728	$226,003

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,018	$54,481
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment in joint venture	1,710	92
Deferred income tax benefit	(6,786)	(2,398)
Stock-based compensation	5,748	6,643
Depreciation and amortization	35,504	27,279
Gain on sale of marketable securities	(2,658)	(147)
Increase in allowance for doubtful accounts	227	1,572
Increase in accounts receivable	(5,932)	(16,523)
Decrease (increase) in other current assets	1,781	(2,610)
Increase in other assets	(1,397)	(1,467)
Decrease in accounts payable	(7,616)	(501)
Increase in other current liabilities	12,949	13,911
Increase (decrease) in other liabilities	7,018	(2,905)

NET CASH PROVIDED BY OPERATING ACTIVITIES	101,566	77,427

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, net	(42,529)	(22,166)
Capital contribution to joint venture	(3,071)	—
Purchases of marketable securities	(43,956)	(114,108)
Proceeds from sales and maturities of marketable securities	137,623	88,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	48,067	(48,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(4,282)	(2,813)
Cash dividends	(17,290)	—
Proceeds from exercised stock options	2	—

NET CASH USED IN FINANCING ACTIVITIES	(21,570)	(2,813)

Net increase in cash and cash equivalents	128,063	26,340
Cash and cash equivalents, beginning of period	69,101	30,655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$197,164	$56,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$474	$472

Income taxes paid	$46,140	$33,673

Leased asset additions and related obligations	$558	$—

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The accompanying interim consolidated financial statements have been prepared by Chicago Mercantile Exchange Holdings Inc. (CME Holdings) without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME Holdings as of September 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the periods indicated.

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

        The accompanying consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto in Item 8 of the Chicago Mercantile Exchange Holdings Inc. Annual Report on Form 10-K/A for the year ended December 31, 2001. Quarterly results are not necessarily indicative of results for any subsequent period.

        Certain reclassifications have been made to the 2001 financial statements to conform to the presentation in 2002.

2.    PERFORMANCE BONDS AND SECURITY DEPOSITS

        Each firm that clears futures and options on futures contracts traded on the exchange is required to deposit and maintain specified performance bonds in the form of cash, U.S. Government securities or bank letters of credit. These performance bonds are available only to meet the financial obligations of that clearing firm to the exchange. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Item 8 to the Chicago Mercantile Exchange Holdings Inc. Annual Report on Form 10-K/A for the year ended December 31, 2001.

3.    WAGNER PATENT LITIGATION

        On August 26, 2002, the lawsuit relating to the Wagner patent was settled for $15.0 million. The settlement required CME to make an initial $5.0 million payment in September 2002 and five subsequent annual payments of $2.0 million each beginning in August 2003. The present value of the settlement, or $13.7 million, was recorded as an expense in the third quarter of 2002.

        CME is currently engaged in a dispute with Euronext-Paris, the licensor of the software utilized in the GLOBEX electronic trading system that was the subject of the Wagner patent litigation, regarding indemnification for the costs, fees and settlement payment associated with the litigation. In connection with the litigation, CME invoked the indemnification provision of the license agreement with Euronext-Paris, and through December 31, 2001, Euronext-Paris hired and paid the fees and expenses of a law firm to defend and contest the litigation. Euronext-Paris reserved its rights under that agreement in the event that any modifications to the licensed system made by the exchange resulted in liability. On June 25, 2001, Euronext-Paris wrote to disclaim responsibility for defense of this litigation and requested that CME reimburse it for all legal expenses and other costs incurred to date. It asked that CME take over full responsibility for defense of the litigation and assume all costs associated with CME's defense. Though the demand was rejected, CME subsequently agreed with Euronext-Paris to share responsibility for defense of the litigation, utilizing new lead defense counsel selected by CME, and to share equally the costs and expenses of the new counsel as of January 1, 2002. As part of this agreement, neither CME nor Euronext-Paris waived any rights with respect to the indemnification provision of the license agreement. CME has requested that Euronext-Paris reimburse the exchange for all litigation expenses, including the settlement amount, totaling an estimated $18.5 million. On September 11, 2002, Euronext-Paris again disclaimed any indemnification obligation and gave notice that it is seeking reimbursement of its expenses in the litigation, totaling an estimated $5.5 million. If CME is unable to resolve the dispute, it is expected that the matter will be submitted to arbitration in accordance with the terms of the license agreement.

4.    SUBSEQUENT EVENT

        On October 18, 2002, the secured committed line of credit with a consortium of banks was renewed by CME at the annual renewal date. The credit facility remained at $500.0 million and was renewed on terms substantially the same as the expiring line of credit.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

  Corporate Structure

        On December 3, 2001, we completed our reorganization of Chicago Mercantile Exchange Inc. (CME) into a holding company structure. The reorganization was completed by merging CME into a wholly owned subsidiary of a newly formed holding company, Chicago Mercantile Exchange Holdings Inc. (CME Holdings). In the merger, CME shareholders exchanged their equity interests in CME for similar equity interests in CME Holdings. Shareholders retained their trading privileges in CME. Prior to the reorganization, CME Holdings had no significant assets or liabilities. Our financial statements have been prepared as if the holding company structure had been in place for all periods presented.

  Revenues

        Our revenues consist of clearing and transaction fees, quotation data fees, GLOBEX® access fees, communication fees, investment income, including securities lending activities, and other revenue. The revenues derived from clearing and transaction fees, which represented 75.1% of our net revenues for the nine months ended September 30, 2001 and 78.3% of our net revenues for the nine months ended September 30, 2002, are determined by three factors: volume, rates and the mix of trades.

        Our clearing and transaction fee revenues are tied directly to trading volume and underlying market uncertainty. We attempt to mitigate the downside of unpredictable volume swings through various means, such as increasing clearing fees, creating volume incentives, opening access to new markets and further diversifying the range of products and services we offer.

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

        Our second largest source of revenue is quotation data fees, which we receive from the sale of our market data. Revenues from market data products represented 11.0% of our net revenues for the nine months ended September 30, 2002. In general, our market data service is provided to two types of customers. Since March 2001, our non-professional service has been provided to those customers that typically only require market data provided in one-minute snapshots or on a limited group of products, such as our E-mini products. The fee for this service is relatively nominal and is a flat rate per month. Subscribers to our professional service receive market data on all our products on a real-time streaming basis. Fees for the professional service are higher than the non-professional service. Professional customers pay one price for the first device, or screen, at each physical location displaying our market data and a lower price for each additional screen displaying our market data at the same location. Pricing for our market data services is based on the value of the service provided, our cost structure for the service and the price of comparable services offered by our competitors. The pricing of quotation data services was increased on March 1, 2001 as part of the pricing changes implemented in 2001.

        At year-end 2001, more than 48,000 subscribers displayed our data on approximately 190,000 screens worldwide. At September 30, 2002, the number of subscribers had increased to nearly 54,000, but the number of screens displaying our data had declined to approximately 180,000. With the exception of 2000, revenues from quotation data fees have grown steadily over the last five years. In 2000, we began to offer a lower-priced non-professional service that increased the number of subscribers but adversely affected revenue as some of our existing customers switched to this lower-priced service. When this service was changed from real-time streaming to one-minute snapshots of market data in 2001, the number of subscribers to this service declined. Partially offsetting this decrease was the effect of some subscribers to our previous non-professional service switching to our professional service to obtain real-time streaming of market data. In addition, a new non-professional service offering began late in 2001 whereby a subscriber could obtain market data limited to our E-mini products. As of September 30, 2002, there were approximately 14,000 subscribers to this E-mini market data service. The combined effect of these changes was a net decline in the total number of non-professional subscribers from nearly 25,000 at December 31, 2000 to approximately 20,000 at September 30, 2002. In addition, one of the major resellers of our quotes declared bankruptcy in February 2001. This reduced our revenue from quotation data fees by $0.5 million in 2001 as fees due for market data services were not collected. We began to offer CME E-quotes™, an additional market data service utilizing Internet access, in March 2002.

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

        Investment income represents interest income and net realized gains and losses from our marketable securities and from the trading securities in our non-qualified deferred compensation plans, as well as income generated by the short-term investment of clearing firms' cash performance bonds and security deposits. Investment income is influenced by our operating results, market interest rates and changes in the levels of cash performance bonds deposited by clearing firms. The total cash performance bonds deposited by clearing firms is a function of the type of collateral used to meet performance bond requirements, the number of open positions held by clearing firms and volatility in our markets. As a result, the amount of cash deposited by clearing firms is subject to significant fluctuation. For example, cash performance bonds and security deposits totaled $855.2 million at December 31, 2001 and $1.9 billion at September 30, 2002. In addition, clearing firms may choose to deposit cash in a foreign currency. Our ability to generate investment income from clearing firms' cash performance bonds and security deposits is impacted by the currency received and the interest rates prevailing in the country for that particular currency. The investment results of our non-qualified deferred compensation plans that are included in investment income do not affect net income, as there is an equal and offsetting impact to our salaries and benefits expense.

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

        Other revenue is composed of fees for trade order routing and various services to members, as well as fees for administering our Interest Earning Facility program (IEF®), which consists of private money market funds managed by third party investment managers. We offer clearing firms the opportunity to invest cash performance bonds in our IEF. These clearing firms receive interest income, and we receive a fee based on total funds on deposit. In July 2001, we implemented an addition to our IEF program, called IEF2, which allows clearing firms to invest directly in public money market mutual funds through a special facility provided by us. Other revenue also includes trading revenue generated by GFX, our wholly owned subsidiary that trades in foreign exchange futures contracts to enhance liquidity in our markets for these products. In 2001, we entered into a joint venture, OneChicago, to trade single stock futures and futures on narrow-based stock indexes. We currently have a 40% ownership interest in the joint venture. Our share of the net loss from this joint venture is included in other revenue.

        A substantial portion of our clearing and transaction fees, telecommunications fees and various service charges included in other revenue are billed to the clearing firms of the exchange. The majority of clearing and transaction fees received from clearing firms represents charges for trades executed on behalf of the customers of the various clearing firms. There are currently approximately 70 clearing firms. One firm, with a significant portion of customer revenue, represented approximately 11% of our net revenue in the first nine months of 2002. Should a clearing firm withdraw from the exchange, we believe the customer portion of that firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from any particular clearing firm.

  Expenses

        Salaries and benefits expense is our most significant expense and includes employee wages, bonuses, related benefits and employer taxes. Changes in this expense are driven by increases in wages as a result of inflation or labor market conditions, the number of employees, rates for employer taxes and price increases affecting benefit plans. Annual bonus payments also vary from year to year and have a significant impact on total salaries and benefits expense. The number of employees increased from 1,057 at December 31, 2001 to 1,118 at September 27, 2002.

        Stock-based compensation is a non-cash expense related to stock options and restricted stock grants. The most significant portion of this expense relates to our CEO's stock option, granted in February 2000, for 5% of all classes of our outstanding common stock. Our financial statements reflect variable accounting treatment for this option, which has been required since the date of demutualization. As a result, this expense increases or decreases from quarter to quarter based on changes between quarters in the value of our Class A shares and the trading rights on our exchange, which are associated with our Class B shares. Currently, there is no independent established trading market for our Class A shares. Since demutualization, shares of Class A common stock can only be sold as part of a bundle with a Class B share and the associated trading right. Therefore, the value of the Class A shares is imputed based on recent transactions in the bundle and transactions involving the trading rights only. As a result of variable accounting for the option, this expense, and ultimately our reported operating results, will be subject to significant fluctuation related to volatility in the value of our Class A common stock and the trading rights on our exchange associated with our Class B common stock. This volatility may be unrelated to our operating performance. The expense related to our CEO's option was $16.6 million for the year ended December 31, 2001 and $5.1 million for the nine months ended September 30, 2002. In the second quarter of 2001, restricted stock grants were awarded to certain employees, and fixed accounting treatment was adopted for these grants. The portion of stock-based compensation expense related to stock grants awarded to employees was $1.0 million for the year ended December 31, 2001 and $0.6 million for the nine months ended September 30, 2002.

        Occupancy costs consist primarily of rent, maintenance and utilities for our offices, trading facilities and remote data center. Our office space is primarily in Chicago, and we have smaller offices in Washington, D.C., London and Tokyo. Occupancy costs are relatively stable, although our trading floor rent fluctuates to a limited extent based on open outcry trading volume.

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

        Communications and computer and software maintenance expense consists primarily of costs for network connections with our GLOBEX customers; maintenance of the hardware and software required to support our technology; telecommunications costs of our exchange; and fees paid for access to market data. This expense is affected primarily by the growth of electronic trading. Our computer and software maintenance costs are driven by the number of transactions processed, not the volume of contracts traded. We processed approximately 75% of total transactions electronically in the first nine months of 2002 compared to approximately 65% during the same time period in 2001, which represented approximately 32% and 19%, respectively, of total contracts traded.

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

Results of Operations for the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

  Overview

        Our operations for the nine months ended September 30, 2002 resulted in net income of $61.0 million compared to net income of $54.5 million for the nine months ended September 30, 2001. Our improved operating results were driven by a $51.6 million, or 18.3%, increase in net revenues that was partially offset by a $41.3 million, or 21.6%, increase in expenses for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The growth in revenue resulted primarily from a 40.0% increase in total trading volume during the first nine months of 2002 when compared to the same time period in 2001. However, the percentage growth in volume did not result in an equal percentage growth in revenue as volume incentive programs, which include limits on GLOBEX fees for E-mini contracts and volume discounts to benefit large customers trading our Eurodollar products, had a greater impact on clearing and transaction revenue during the first nine months of 2002. Contributing to the overall increase in expenses was the settlement of the Wagner patent litigation in August 2002, resulting in a one-time expense of $13.7 million. Partially offsetting this increase in expenses was a decrease in stock-based compensation, a non-cash expense, from $6.6 million for the nine months ended September 30, 2001 to $5.7 million for the same time period in 2002. Our operating margin was 30.3% for the first nine months of 2002 compared to 32.2% for the first nine months of 2001. Excluding stock-based compensation, our operating margin would have been 32.1% for the first nine months of 2002 compared to 34.6% for the first nine months of 2001. Excluding both the Wagner patent settlement and stock-based compensation, our operating margin for the nine months ended September 30, 2002, would have increased to 36.2%.

        Trading volume for the first nine months of 2002 totaled a record 413.8 million contracts, representing an average daily trading volume of 2.2 million contracts. This was a 40.0% increase over the 295.5 million contracts traded during the first nine months of 2001, representing an average daily trading volume of 1.6 million contracts. Total trading volume through September 30, 2002 exceeded the total 2001 annual trading volume of 411.7 million contracts, which was a record. The third quarter of 2002 represented the seventh consecutive calendar quarter in which new total trading volume records have been established. In the first nine months of 2002, investors traded a record number of interest rate and stock index contracts, in part to protect portfolios against market swings and possible U.S. Federal Reserve Board policy changes. On June 27, 2002, we experienced a new single-day total trading volume record of nearly 4.3 million contracts, surpassing the previous record of 3.5 million contracts that was established on March 7, 2002. In addition, the month of July 2002 represented our busiest month ever when total trading volume was 59.3 million contracts, representing an average daily trading volume of nearly 2.7 million contracts. GLOBEX volume exceeded one million contracts for a single day for the first time on June 12, 2002 and exceeded one million contracts on 21 days through the end of the third quarter of 2002. A new GLOBEX volume record was established on July 24, 2002 when 1.5 million contracts were traded. These GLOBEX volume records exclude the initial launch of TRAKRSsm (Total Return Asset Contractssm), a product developed with Merrill Lynch that began trading on July 31, 2002. On the launch date, this product recorded trading volume of 1.3 million contracts, which included orders taken since the product was announced on July 8, 2002. Total GLOBEX volume on July 31, 2002 was 2.2 million contracts, including the TRAKRS volume.

  Revenues

        Total revenues increased $57.5 million, or 19.9%, from $289.3 million for the nine months ended September 30, 2001 to $346.8 million for the nine months ended September 30, 2002. Net revenues increased $51.6 million, or 18.3%, from $282.2 million for the nine months ended September 30, 2001 to $333.8 million for the nine months ended September 30, 2002. The increase in revenues was attributable primarily to a 39.3% increase in average daily trading volume. In the first nine months of 2002, electronic trading represented 31.8% of total trading volume. Electronic trading volume grew 133.9%, to 700,454 contracts per day, when compared to the first nine months of 2001. Increased trading volume levels resulted from continued volatility in U.S. stocks and currencies; the anticipation of possible changes in interest rates; increased customer demand for the liquidity provided by our markets; product offerings that allowed customers to manage their risks; and enhanced access choices to our products. Partially offsetting these volume increases, and the related increase in clearing and transaction fees, was a decline in investment income resulting from a decrease in rates earned on our marketable securities and the short-term investment of clearing firms' cash performance bonds and security deposits; a decrease in the trading revenue generated by our foreign exchange trading subsidiary, GFX; and our share of the net loss from OneChicago, our joint venture in single stock futures and futures on narrow-based stock indexes. OneChicago had not initiated trading of single stock futures or futures on narrow-based stock indexes as of September 30, 2002.

        Clearing and Transaction Fees.    Clearing and transaction fees, which include clearing fees, GLOBEX electronic trading fees and other volume-related charges, increased $49.5 million, or 23.3%, from $211.9 million for the nine months ended September 30, 2001 to $261.4 million for the nine months ended September 30, 2002. A significant portion of the increase was attributable to the 39.3% increase in average daily trading volume combined with the 133.9% increase in average daily trading volume on GLOBEX during the nine months ended September 30, 2002. For the first nine months of 2002, the additional revenue resulting from these volume increases was partially offset by a reserve of $5.0 million for a one-time payment to clearing firms relating to our fee adjustment policy and clearing firm account management errors. Finally, the first nine months of 2002 had one more business day than the first nine months of 2001.

        Despite the increase in revenue from clearing and transaction fees, the average rate, or revenue, per contract decreased $0.085 from $0.717 for the nine months ended September 30, 2001 to $0.632 for the same period in 2002. Management believes that the fee limits and volume discounts offered to customers contributed to increased overall trading volume but had a negative impact on our average rate per trade. While volume discounts and limits on certain GLOBEX fees were in effect during both 2001 and 2002, the average rate per contract for the first nine months of 2002 was more adversely impacted by these programs as increased trading volume resulted in more trades being executed at the discounted levels. In addition, the volume discounts for our Eurodollar products that were implemented in January 2001 were expanded in the third quarter of 2001. While volume in Eurodollar contracts has grown, the larger volume discounts have partially offset the additional revenue generated by the increased trading volume in Eurodollars. The average rate per conract was also affected by the lower percentage of trades attributed to non-member customers. The percentage of trades for non-members decreased to approximately 22% of total trading volume during the first nine months of 2002 compared to approximately 25% during the same time period in 2001. We believe our lower fee structure for members has resulted in the acquisition of trading rights by parties intending to trade significant volumes on our exchange, creating an increase in member volume. Finally, the $5.0 million reserve in the second quarter of 2002 relating to our fee adjustment policy and clearing firm account management errors represented $0.012 of the reduction in our average rate per contract for the nine months ended September 30, 2002.

        The following table shows the average daily trading volume in our four product areas, the portion that is traded electronically through the GLOBEX platform, and clearing and transaction fee revenues expressed in total dollars and as an average rate per contract:

	Nine Months Ended September 30,
Product Area			Percentage Increase/(Decrease)
	2002	2001
Interest Rate	1,293,202	1,053,593	22.7%
Equity	779,958	402,644	93.7
Foreign Exchange	97,351	89,314	9.0
Commodity	30,502	34,466	(11.5)

Total Average Daily Volume	2,201,013	1,580,017	39.3
GLOBEX Average Daily Volume	700,454	299,459	133.9
GLOBEX Volume as a Percent of Total Volume	31.8%	19.0%
Clearing and Transaction Fee Revenue (in thousands)	$261,414	$211,894
Average Rate per Contract	$0.632	$0.717

        During the first nine months of 2002, volatility in U.S. equity markets continued. This volatility, combined with increased access choices to our GLOBEX platform and marketing efforts to increase awareness of our product offerings, drove the growth in volume of our equity products. Approximately 80% of our stock index product volume is traded through the GLOBEX platform. While the U.S. Federal Reserve Board left interest rates unchanged during the first nine months of 2002, compared to eight interest rate reductions during the first nine months of 2001, we continued to experience increased volume in our interest rate products. Continued uncertainty over interest rates and volatility in U.S. stocks has led to increased use of interest rate products. With respect to foreign exchange products, the increase in trading volume was attributable to the impact of instituting side-by-side trading of these products on our GLOBEX platform during open outcry trading hours in April 2001, and additional volatility in the foreign exchange markets during the first nine months of 2002. The decrease in average daily volume for commodity products was primarily the result of a decline in price levels in livestock and dairy products during the first quarter of 2002 that was partially offset by the impact of a drought in much of the United States in the second quarter of 2002.

        Quotation Data Fees.    Quotation data fees increased $0.7 million, or 2.0%, from $35.8 million for the nine months ended September 30, 2001 to $36.5 million for the nine months ended September 30, 2002. The increase principally reflects the effect of fee increases, implemented in March 2001, for the full nine-month period ended September 30, 2002 and an increase in the administrative fee for our quote vendor services in January 2002. These increases were partially offset by a decline in the number of users of our professional market data service that began in the second quarter of 2002, primarily as a result of recent downsizing at a number of major brokerage firms. As a result, the number of screens displaying our market data decreased from approximately 190,000 screens at December 31, 2001 to approximately 180,000 screens at September 30, 2002. This decline was partially offset by an increase in the number of subscribers from approximately 48,000 at December 31, 2001 to approximately 54,000 at September 30, 2002. The increase in subscribers occurred in our lower-priced non-professional E-mini market data service. Quotation data fees for the first nine months of 2001 were adversely impacted by $0.5 million as a result of the bankruptcy filing of a vendor that served as a large distributor of our market data. There was no similar adverse event in the first nine months of 2002.

        GLOBEX Access Fees.    GLOBEX access fees increased $0.9 million, or 9.7%, from $8.9 million for the nine months ended September 30, 2001 to $9.8 million for the nine months ended September 30, 2002. This increase resulted primarily from the additional monthly access fees generated from the increase in the number of GLOBEX users from September 30, 2001 to September 30, 2002. Partially offsetting this increase was a $0.5 million decrease in installation revenue during the first nine months of 2002 when compared to the same time period in 2001. When our pricing structure was changed in February 2001, we increased our installation charges for certain access choices. Many customers elected those access choices when they were first introduced. This resulted in an increase in installation revenue in the second and third quarter of 2001 that was not repeated during the comparable period of 2002. In addition, some new customers in 2002 selected access choices that do not require installation fees, such as our virtual private network access.

        Communication Fees.    Communication fees increased $0.5 million, or 6.7%, from $6.9 million for the nine months ended September 30, 2001 to $7.4 million for the nine months ended September 30, 2002. This increase resulted primarily from modest increases in fees for some of the wireless services we provide and an increase in telecommunication services and equipment provided on our trading floor.

        Investment Income.    Investment income decreased $0.7 million, or 10.3%, from $6.8 million for the nine months ended September 30, 2001 to $6.1 million for the nine months ended September 30, 2002. The decline resulted primarily from a reduction in rates earned on our marketable securities and the investment of clearing firms' cash performance bonds and security deposits. A significant portion of these investments is short-term in nature. Rates earned on these investments declined from approximately 3.2% during the first nine months of 2001 to approximately 2.3% during the first nine months of 2002, representing a decrease in investment income of approximately $5.1 million. The decrease in rates earned was primarily a result of the actions taken by the Federal Reserve Board in 2001 to lower the Fed funds rate. Another component of the decrease in investment income was a $0.5 million decrease in the investment results of our non-qualified deferred compensation plan that is included in investment income but does not affect our net income, as there is an equal decrease in our salaries and benefits expense. Partially offsetting these decreases in investment income was an increase of approximately $2.6 million in interest income as a result of increased balances in marketable securities and cash performance bonds and security deposits. In addition, in the third quarter of 2002, we changed our investment policy and converted our marketable securities to short-term investments, resulting in realized gains from the sale of these marketable securities of $2.7 million.

        Securities Lending Interest Income and Expense.    Securities lending interest income increased $7.2 million, from $7.5 million for the nine months ended September 30, 2001 to $14.7 million for the nine months ended September 30, 2002. Our securities lending activity began late in June 2001. Therefore, relatively modest revenue was generated for the nine months ended September 30, 2001. Our securities lending is limited to a portion of the securities that clearing firms deposit to satisfy their proprietary performance bond requirements. Securities lending interest expense increased $5.9 million, from $7.1 million for the nine months ended September 30, 2001 to $13.0 million for the nine months ended September 30, 2002. This expense is an integral part of our securities lending program and is required to engage in securities lending transactions. Therefore, this expense is presented in the statements of income as a reduction of total revenues.

        Other Revenue.    Other revenue decreased $0.6 million, or 4.8%, from $11.5 million for the nine months ended September 30, 2001 to $10.9 million for the nine months ended September 30, 2002. This decrease is attributed primarily to a $1.6 million increase in our share of the net loss of OneChicago and a $1.0 million decrease in trading revenue generated by GFX for the nine months ended September 30, 2002. OneChicago was not formed until August 2001. Therefore, the loss at September 30, 2001 only represented two months of operating results. There was also a modest decrease in revenue from the sale of our SPAN software during the first nine months of 2002 when compared to the same period in 2001. Partially offsetting these decreases was a $1.9 million increase in fees associated with managing our Interest Earning Facility.

  Expenses

        Total operating expenses increased $41.3 million, or 21.6%, from $191.2 million for the nine months ended September 30, 2001 to $232.5 million for the nine months ended September 30, 2002. This increase was primarily attributable to the $13.7 million expense associated with the settlement of the Wagner patent litigation as well as increases in salaries and benefits, professional fees and depreciation expense. These increases were partially offset by a $0.9 million decrease in stock-based compensation expense. Excluding stock-based compensation, expenses would have increased $42.2 million, or 22.9%. Excluding both the Wagner patent settlement and stock-based compensation, expenses would have increased $28.5 million, or 15.5%.

        Salaries and Benefits Expense.    Salaries and benefits expense increased $6.9 million, or 8.8%, from $78.3 million for the nine months ended September 30, 2001 to $85.2 million for the nine months ended September 30, 2002. There are two significant components to this increase. The average number of employees increased approximately 6%, or 64 employees, from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. This increased headcount resulted in increased salaries and benefits of approximately $5.2 million. In addition, salaries and benefits increased approximately $3.6 million as a result of increases in salaries and the related employer taxes, pension and benefits. We had 1,118 employees at September 27, 2002. Partially offsetting these increases was an increase in the capitalization of salaries relating to internally developed software and an increase in the losses experienced in our non-qualified deferred compensation plan during the first nine months of 2002 when compared to the same time period in 2001.

        Stock-Based Compensation Expense.    Stock-based compensation expense decreased $0.9 million, or 13.5%, from $6.6 million for the nine months ended September 30, 2001 to $5.7 million for the nine months ended September 30, 2002. The primary component of this expense relates to the stock option granted to our CEO in February 2000, which included options for both Class A and Class B shares of common stock. The Class B share component of the option includes the value of the trading rights associated with the Class B shares subject to the option. Variable accounting treatment is required for the option granted to our CEO. Because variable accounting reflects the change in the value of our Class A common stock and the underlying trading rights on the exchange associated with our Class B common stock, there is the possibility for significant variation in this component of stock-based compensation expense. There was a significant increase in the value of the trading rights associated with the Class B shares during the first nine months of 2001. This increase in value was partially offset by a decrease in the imputed value of the Class A shares during the first nine months of 2001. This net increase in value, when combined with the effect of vesting, resulted in $6.0 million of our stock-based compensation expense for the first nine months of 2001. In the first nine months of 2002, there was also a significant increase in the value of the trading rights associated with the Class B shares. The stock-based compensation for the CEO option was $5.1 million in the first nine months of 2002. The remainder of the expense relates to restricted stock granted to certain employees in May 2001.

        Occupancy Expense.    Occupancy expense increased $1.9 million, or 12.1%, from $15.1 million for the nine months ended September 30, 2001 to $17.0 million for the nine months ended September 30, 2002. This increase is directly related to additional rent expense incurred in 2002 for a remote data facility leased in the fourth quarter of 2001 and an increase in rent for our trading floors. A portion of the trading floor rent is determined based on open outcry trading volume, which increased 18.3% during the first nine months of 2002 when compared to the same time period in 2001.

        Professional Fees, Outside Services and Licenses Expense.    Professional fees, outside services and licenses expense increased $6.3 million, or 34.7%, from $18.4 million for the nine months ended September 30, 2001 to $24.7 million for the nine months ended September 30, 2002. This increase is attributable primarily to two factors. There was a $3.4 million increase in legal fees associated with our defense of the Wagner patent litigation during the first nine months of 2002. In the first nine months of 2002, there was also a $1.6 million increase in license fees resulting from growth in our equity product trading volume. In addition, professional fees for technology initiatives, net of the portion that relates to the development of internal use software and is capitalized rather than expensed, also increased $0.8 million. New initiatives during the first nine months of 2002 included work on capacity testing of various exchange systems, adaptation of certain systems to accommodate single stock futures transactions and technology work to prepare for our E-quotes market data offering. Additional expenses also were incurred in 2002 for building security in response to the September 11 terrorist attacks. Partially offsetting these increases was a refund for certain legal expenses incurred in 2001 and reduced expenses related to recruiting employees.

        Communications and Computer and Software Maintenance Expense.    Communications and computer and software maintenance expense increased $2.4 million, or 7.8%, from $31.4 million for the nine months ended September 30, 2001 to $33.8 million for the nine months ended September 30, 2002. The increase in 2002 resulted primarily from additional hardware and software maintenance associated with recent technology purchases, telecommunications expense associated with our remote data facility and additional expenses incurred in connection with our E-quotes market data service launch in March 2002. These increases were partially offset by a reduction in communication expenses associated with connections to our GLOBEX platform resulting from the renegotiation of a contract with one of our vendors in the second half of 2001.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $8.2 million, or 30.2%, from $27.3 million for the nine months ended September 30, 2001 to $35.5 million for the nine months ended September 30, 2002. This increase was attributable primarily to equipment and software purchased late in 2001 as well as during the first nine months of 2002.

        Patent Litigation Settlement.    Patent litigation settlement expense totaled $13.7 million for the nine months ended September 30, 2002. This expense represents the August 26, 2002 settlement of the Wagner patent litigation. The settlement required a $5.0 million payment in September 2002 with five subsequent annual payments of $2.0 million each beginning in August 2003. The expense recorded in the nine months ended September 30, 2002 represents the present value of these payments. No similar expense occurred in the nine months ended September 30, 2001.

        Public Relations and Promotions Expense.    Public relations and promotions expense increased $1.0 million, or 28.5%, from $3.4 million for the nine months ended September 30, 2001 to $4.4 million for the nine months ended September 30, 2002. The increase resulted from additional print advertising expenditures in the first nine months of 2002, primarily to promote our foreign exchange and E-mini stock index products. This increase was partially offset by a decrease in charitable contributions. In response to the terrorist attacks of September 11, 2001, we established the Chicago Mercantile Exchange Foundation and made an initial contribution of $1.0 million in the third quarter of 2001. No similar expense was incurred in the first nine months of 2002.

        Other Expense.    Other expense increased $1.7 million, or 16.8%, from $10.7 million for the nine months ended September 30, 2001 to $12.4 million for the nine months ended September 30, 2002. Bank fees increased $0.8 million as a result of the fees associated with securities lending that began late in the second quarter of 2001. In addition, fees paid to our board of directors increased during the first nine months of 2002 when compared to the same time period in 2001 due to a change in our board fee structure that became effective July 1, 2001. Partially offsetting these increases was a decrease in fees associated with providing certain delivery services that resulted from a decrease in the utilization of these services by our customers.

  Income Tax Provision

        We recorded a tax provision of $40.2 million for the nine months ended September 30, 2002 compared to a tax provision of $36.5 million for the same period in 2001. The effective tax rate was 39.7% for the first nine months of 2002, a modest decline from the 40.1% effective tax rate for the first nine months of 2001.

Results of Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

  Overview

        Our operations for the three months ended September 30, 2002 resulted in net income of $19.4 million compared to $17.8 million for the three months ended September 30, 2001. This improvement in operating results was driven by a $29.8 million, or 31.3%, increase in net revenues that was partially offset by a $27.5 million, or 42.1%, increase in expenses. The increase in expenses resulted primarily from the $13.7 million settlement of the Wagner patent litigation and a $7.8 million increase in stock-based compensation in the third quarter of 2002 when compared to the same time period in 2001. Our operating margin was 25.8% for the third quarter of 2002 compared to 31.4% for the third quarter of 2001. Excluding stock-based compensation, our operating margin would have increased to 31.0% during the three months ended September 30, 2002 compared to 30.1% for the same time period in 2001. Excluding stock-based compensation and the Wagner patent settlement, our operating margin would have increased to 42.0% in the third quarter of 2002.

        During the third quarter of 2002, our trading volume totaled a record 154.6 million contracts and represented the seventh consecutive calendar quarter when a new total volume record was established. Third quarter 2002 trading volume represented a 48.2% increase over the 104.3 million contracts traded in the third quarter of 2001. The third quarter of 2002 represented a continuation of the trend noted in the first half of 2002, when customers traded a record number of interest rate and stock index contracts to protect portfolios against market swings and anticipation of possible U.S. Federal Reserve Board policy changes. Trading volume records established during the three months ended September 30, 2002 included the busiest month in exchange history in July 2002 and GLOBEX trading volume that exceeded 1 million contracts on 19 occasions after exceeding 1 million contracts for the first time in June 2002. These GLOBEX volume records exclude the initial launch of TRAKRS, a product developed with Merrill Lynch that began trading on July 31, 2002. On the launch date, this product recorded trading volume of 1.3 million contracts, which included orders taken since the product was announced on July 8, 2002. Total GLOBEX volume on July 31, 2002 was 2.2 million contracts, including the TRAKRS volume.

  Revenues

        Total revenues increased $27.7 million, or 27.3%, from $101.9 million for the three months ended September 30, 2001 to $129.6 million for the three months ended September 30, 2002. Net revenues increased $29.9 million, or 31.3%, from $95.3 million for the three months ended September 30, 2001 to $125.2 million for the three months ended September 30, 2002. The increase in revenues is primarily attributable to a 43.5% increase in average daily trading volume. Electronic trading represented 37.9% of total trading volume and averaged 914,795 contracts per day during the third quarter of 2002, an increase of 183.9% from the third quarter of 2001. The increased volume levels are attributable to customers' continued uncertainty over interest rates and volatility in U.S. stocks. In addition, investment income increased primarily as a result of realized gains from the sale of certain marketable securities and increases in certain components of other operating revenue. Partially offsetting these increases was decreased interest income from securities lending activities.

        Clearing and Transaction Fees.    Clearing and transaction fees, which include clearing fees, GLOBEX electronic trading fees and other volume-related charges, increased $26.6 million, or 36.5%,

from $72.7 million for the three months ended September 30, 2001 to $99.3 million for the three months ended September 30, 2002. The increase was attributable primarily to the 43.5% increase in average daily volume, which included a 183.9% increase in average daily trading volume on GLOBEX during the three months ended September 30, 2002. The clearing and transaction fees for the third quarter of 2002 did not grow at the same rate as the volume increases, as a result of the volume discounts and limits on certain GLOBEX fees described above.

        In the three months ended September 30, 2002, there were two more trading days than during the same period in 2001. In response to the terrorist attacks in the U.S., our markets closed early on September 11, 2001, and we remained closed on September 12, 2001. Trading resumed on September 13, 2001. However, stock index products did not trade for an additional two business days, until September 17, 2001, when the equity markets in the United States resumed trading.

        The average rate, or revenue, per contract decreased $0.055 from $0.697 for the third quarter of 2001 to $0.642 for the third quarter of 2002. Volume discounts for our Eurodollar products were implemented in January 2001 and were expanded in the third quarter of 2001. While volume in Eurodollar contracts has grown, the larger volume discounts have partially offset the additional revenue generated by the increased trading volume in Eurodollars. Similarly, the growth in trading volume associated with our E-mini stock index products has not generated a corresponding increase in transaction fees, since there are limits on certain GLOBEX fees. Management believes these discounts and fee limits have contributed to our increased trading volume. In addition, the percentage of trades attributed to non-members decreased to approximately 19% during the third quarter of 2002 compared to approximately 24% during the same time period in 2001. Higher fees are charged to non-member customers than to members. Finally, on July 31, 2002, we began trading of a new contract, the Long-Short Technology TRAKRS. Similar to limits on certain GLOBEX fees, transaction fees for this contract are limited based on the size of the order. The large volume of this contract that was traded as part of the initial launch had an adverse impact on our rate per contract in the third quarter of 2002. If volume and fees for TRAKRS during the third quarter of 2002 were excluded from the rate per contract calculation, our average rate per contract would have increased by approximately $0.008.

        The following table shows the average daily trading volume in our four product areas, the portion that is traded electronically through the GLOBEX platform, and clearing and transaction fee revenues expressed in total dollars and as an average rate per contract:

	Three Months Ended September 30,
Product Area			Percentage Increase/(Decrease)
	2002	2001
Interest Rate	1,289,521	1,138,012	13.3%
Equity	1,004,486	415,620	141.7
Foreign Exchange	93,291	96,627	(3.5)
Commodity	27,968	32,424	(13.7)

Total Average Daily Volume	2,415,266	1,682,683	43.5
GLOBEX Average Daily Volume	914,795	322,226	183.9
GLOBEX Volume as a Percent of Total Volume	37.9%	19.1%
Clearing and Transaction Fee Revenue (in thousands)	$99,255	$72,690
Average Rate per Contract	$0.642	$0.697

        While our most frequently traded product areas experienced increases in the third quarter of 2002 when compared to the same time period in 2001, the largest increase was in equity products. Consistent with the first six months of 2002, this growth is primarily attributable to continued volatility in U.S. stocks and expanded access choices to our GLOBEX platform. During the three months ended September 30, 2002, nearly 85% of our stock index product trading volume was conducted using GLOBEX. While the U.S. Federal Reserve Board left interest rates unchanged during the third quarter of 2002, compared to two reductions during the same time period in 2001, we continued to experience increased volume for our interest rate products. Foreign exchange volume decreased during the third quarter of 2002 as a result of reduced volatility in currency markets when compared to the third quarter of 2001. The decline in commodity volume related to the seasonal nature of these contracts. In general, third quarter trading volume in commodity products tends to be lower. However, this trend did not occur in the third quarter of 2001 but was experienced in the third quarter of 2002.

        Quotation Data Fees.    Quotation data fees increased $0.1 million, or 0.9%, from $12.0 million for the three months ended September 30, 2001 to $12.1 million for the three months ended September 30, 2002. Fees for the third quarter of 2002 include an administrative fee for our quote vendor services that was implemented in January 2002.

        GLOBEX Access Fees.    GLOBEX access fees increased $0.4 million, or 11.9%, from $3.0 million for the three months ended September 30, 2001 to $3.4 million for the three months ended September 30, 2002. The increase resulted from increased GLOBEX access, primarily revenue from additional access through our application programming interface (API) connection that was only partially offset by a decline in fees from users choosing direct access through workstations. This increased access was partially offset by a modest decline in installation revenue during the third quarter of 2002 when compared to the same time period in 2001. When our pricing structure changed in 2001, we increased our installation charges for certain access choices. Many customers elected those access choices when they were first introduced, and the result was an increase in installation revenue that continued into the third quarter of 2001 but was not repeated during the same time period in 2002. In addition, in 2002, some of our new customers selected access choices that did not include an installation charge.

        Communication Fees.    Communication fees increased $0.2 million, or 6.7%, from $2.3 million for the three months ended September 30, 2001 to $2.5 million for the three months ended September 30, 2002.

        Investment Income.    Investment income increased $1.5 million, or 84.0%, from $1.7 million for the three months ended September 30, 2001 to $3.2 million for the three months ended September 30, 2002. The increase resulted primarily from $2.5 million of realized gains from the sale of marketable securities in the third quarter of 2002. We changed our investment policy and converted our marketable securities to short-term investments, resulting in realized gains from the sale of our marketable securities. Also, as a result of our operating performance, the cash available for investment increased during the third quarter of 2002 when compared to the same time period in 2001, generating approximately $0.7 million of additional investment income. These increases were partially offset by a decline in the average rate earned on investments from approximately 1.3% in the third quarter of 2001 to approximately 0.9% in the third quarter of 2002, representing a decrease in investment income of approximately $1.4 million. In addition, during the third quarter of 2002 there was a $0.3 million decrease in the investment results of our non-qualified deferred compensation plan that is included in investment income. However, this does not affect our net income, as there was an equal decrease in our salaries and benefits expense.

        Securities Lending Interest Income and Expense.    Securities lending interest income decreased $2.0 million, from $6.9 million for the three months ended September 30, 2001 to $4.9 million for the three months ended September 30, 2002. Our securities lending is limited to a portion of the securities that clearing firms deposit to satisfy their proprietary performance bond requirements. Securities lending interest expense decreased an equivalent $2.0 million, from $6.5 million for the three months ended September 30, 2001 to $4.5 million for the three months ended September 30, 2002. While the average balance invested in our securities lending program increased from $793.1 million in the third quarter of 2001 to $1.0 billion in the third quarter of 2002, the rate earned on these investments declined from an average of 3.9% to 1.9% during the same time period. A similar decrease was also experienced in the interest rates incurred for securities lending interest expense.

        Other Revenue.    Other revenue increased $1.1 million, or 34.4%, from $3.3 million for the three months ended September 30, 2001 to $4.4 million for the three months ended September 30, 2002. This increase resulted primarily from a $0.7 million increase in fees associated with managing our Interest Earning Facility and a $0.3 million increase in GFX trading revenue. These increases were partially offset by a loss of $0.6 million for the third quarter of 2002 relating to our investment in OneChicago, the joint venture established for the trading of single stock futures and futures on narrow-based stock indexes. Our portion of the net loss was $0.1 million during the third quarter of 2001, as the joint venture was not established until August 2001.

  Expenses

        Total operating expenses increased $27.5 million, or 42.1%, from $65.4 million for the three months ended September 30, 2001 to $92.9 million for the three months ended September 30, 2002. This increase was primarily attributable to the $13.7 million expense associated with the settlement of the Wagner patent litigation as well as increases in stock-based compensation, professional fees and depreciation expense. Excluding stock-based compensation, operating expenses for the three months ended September 30, 2002 would have increased $19.7 million, or 29.6%. Excluding stock-based compensation and the Wagner patent settlement, expenses would have increased $6.0 million, or 9.1%, in the third quarter of 2002 when compared to the third quarter of 2001.

        Salaries and Benefits Expense.    Salaries and benefits decreased $0.5 million, or 1.7%, from $28.1 million for the three months ended September 30, 2001 to $27.6 million for the three months ended September 30, 2002. The average salaries and benefits per employee declined from the third quarter of 2001 to the third quarter of 2002. While compensation and benefits increased, there was a decline in our bonus expense. These factors resulted in approximately $1.0 million of the decrease in salaries and benefits expense. In addition, a portion of the decrease in salaries and benefits resulted from greater capitalization of salaries for certain technology employees utilized for the development of software for our internal use. Major software initiatives undertaken in 2002 include software development to accommodate the trading of single stock futures, our E-quotes market data offering, and enhancements to the ability to execute implied spread trading strategies on GLOBEX. The decrease in the investment performance of our non-qualified deferred compensation plans also contributed to the decline in salaries and benefits expense. However, this has no impact on our net income as there is an equal and offsetting reduction to our investment income. Partially offsetting these decreases was an increase in the average number of employees of approximately 7%, from approximately 1,040 for the three months ended September 30, 2001 to approximately 1,100 for the three months ended September 30, 2002. The salaries and benefits expense increase associated with these new employees totaled approximately $1.9 million during the third quarter of 2002 when compared to the same time period in 2001.

        Stock-Based Compensation Expense.    Stock-based compensation expense increased $7.8 million from a negative $1.2 million for the three months ended September 30, 2001 to $6.6 million for the three months ended September 30, 2002. Approximately $6.4 million of the expense in the third quarter of 2002 relates to the stock option granted to our CEO in February 2000 which included options for both Class A and Class B shares of stock. Variable accounting treatment is required for the option granted to our CEO. Because variable accounting reflects the change in the value of our Class A common stock as well as the underlying trading rights on the exchange associated with our Class B common stock, there is the possibility for significant variation in this component of stock-based compensation expense. During the third quarter of 2002, the value of both the Class A shares and the trading rights increased. By contrast, in the three months ended September 30, 2001, the value of both the Class A shares and the trading rights declined, resulting in a negative expense of $1.6 million. The remainder of the expense in the third quarter of 2002 and 2001 relates to the restricted stock granted to certain employees in May 2001.

        Occupancy Expense.    Occupancy expense increased $0.8 million, or 15.5%, from $5.1 million for the three months ended September 30, 2001 to $5.9 million for the three months ended September 30, 2002. This increase is primarily related to the additional rent expense incurred in 2002 for a remote data facility leased in the fourth quarter of 2001 that was accompanied by a general increase in utilities and other occupancy-related expenses.

        Professional Fees, Outside Services and Licenses Expense.    Professional fees, outside services and licenses expense increased $2.3 million, or 33.6%, from $6.8 million for the three months ended September 30, 2001 to $9.1 million for the three months ended September 30, 2002. This increase is attributable primarily to increases in legal and license fees. There was a $2.1 million increase in legal fees during the third quarter of 2002 when compared to the same time period in 2001 that resulted primarily from legal fees related to the Wagner patent litigation. In addition, from the third quarter of 2001 to the third quarter of 2002, there was $0.9 million of additional license fees as a result of the growth in our equity product trading volume. These increases were partially offset by a decrease in professional fees, net of the portion that relates to the development of internal use software and is capitalized rather than expensed. While total professional fees increased during the three months ended September 30, 2002 when compared to the same time period in 2001, a greater portion of these expenses in 2002 related to the development of software for internal use, resulting in an overall decrease in professional fees expense. We also experienced a decrease in recruiting expense during the third quarter of 2002.

        Communications and Computer and Software Maintenance Expense.    Communications and computer and software maintenance expense increased $1.0 million, or 8.4%, from $11.2 million for the three months ended September 30, 2001 to $12.2 million for the three months ended September 30, 2002. The increase in 2002 resulted primarily from additional telecommunications expense associated with our remote data facility and additional expenses incurred in connection with our E-quotes offering. These increases were partially offset by a reduction in communication expenses associated with connections to our GLOBEX platform resulting from the renegotiation of a contract with one of our vendors in the second half of 2001.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $3.2 million, or 33.6%, from $9.2 million for the three months ended September 30, 2001 to $12.4 million for the three months ended September 30, 2002. This increase was attributable primarily to depreciation of the cost of equipment and software purchased late in 2001 and during the first nine months of 2002.

        Patent Litigation Settlement.    Patent litigation settlement expense totaled $13.7 million for the three months ended September 30, 2002. This expense represents the August 26, 2002 settlement of the Wagner patent litigation. The settlement required a $5.0 million payment in September 2002 with five subsequent annual payments of $2.0 million each beginning in August 2003. The expense recorded in the three months ended September 30, 2002 represents the present value of these payments. No similar expense occurred in the third quarter of 2001.

        Public Relations and Promotions Expense.    Public relations and promotions expense decreased $0.6 million, or 27.9%, from $2.1 million for the three months ended September 30, 2001 to $1.5 million for the three months ended September 30, 2002. As a result of the terrorist attacks of September 11, in the third quarter of 2001 we established the Chicago Mercantile Exchange Foundation with a $1.0 million contribution. There was no similar contribution in 2002. Partially offsetting this decrease was an increase in our participation in events to promote our products and the production of certain promotional materials.

        Other Expense.    Other expense was constant at $4.0 million for the three months ended September 30, 2001 and the three months ended September 30, 2002. Increases in 2002 for bank fees, relating primarily to the securities lending program, and fees paid to our Board of Directors were offset by reductions in certain administrative expenses. In addition, in the three months ended September 30, 2001 we established a reserve for the settlement of certain litigation. No similar expense is included as part of other expenses in the same time period in 2002.

  Income Tax Provision

        We recorded a tax provision of $12.9 million for the three months ended September 30, 2002 compared to a tax provision of $12.2 million for the same period in 2001. The effective tax rate was 40.0% for the third quarter of 2002, a modest decline from the 40.6% effective tax rate for the third quarter of 2001.

  Liquidity and Capital Resources

        Cash and cash equivalents totaled $197.2 million at September 30, 2002 and $69.1 million at December 31, 2001. The $128.1 million increase since December 31, 2001 resulted primarily from the change in our investment policy to convert our marketable securities to more short-term investments. Our revised investment policy, implemented in the third quarter of 2002, allows us to invest in institutional money market funds with a fund balance over $1.0 billion and certain U.S. Treasury and Government agency securities, provided these securities will mature at par value within seven days of purchase. This new policy resulted in a $128.3 million increase in the balances invested in money market funds and securities that are treated as cash equivalents. In addition, our operations for the nine months ended September 30, 2002 contributed to the increase in cash and cash equivalents since December 31, 2001. Partially offsetting these increases was the June 28, 2002 payment of a $17.3 million dividend to owners of our common stock. In addition, during the first nine months of 2002, the payment of certain short-term liabilities required the use of cash and is reflected on the consolidated balance sheets as a reduction in accounts payable during the same time period.

        Other current assets readily convertible into cash include marketable securities as well as accounts receivable. When combined with cash and cash equivalents, these assets represented $244.0 million, or 62.7%, of our total assets, excluding cash performance bonds and security deposits and investment of securities lending proceeds at September 30, 2002, compared to $201.7 million, or 60.9% at December 31, 2001. The increase resulted primarily from cash generated by operations during the nine months ended September 30, 2002 that was partially offset by purchases of capital assets and the dividend payment. Cash performance bonds and security deposits, as well as investment of securities lending proceeds, are excluded from total assets for purposes of this comparison due to the volatile nature of these assets and the existence of equal and offsetting liabilities.

        Historically, we have met our funding requirements from operations. Net cash provided by operating activities was $101.6 million for the nine months ended September 30, 2002 compared to $77.4 million for the nine months ended September 30, 2001, an increase of $24.2 million. This increase resulted primarily from the increase in net income and increases in non-cash items, such as depreciation and the loss on our investment in OneChicago, as well as reduced growth in our accounts receivable during the first nine months of 2002. Partially offsetting these increases was the utilization of cash to achieve a $7.1 million reduction in accounts payable from September 30, 2001 to September 30, 2002.

        Cash provided by investing activities was $48.1 million for the nine months ended September 30, 2002, compared to cash used in investing activities of $48.3 million for the nine months ended September 30, 2001. The increase of $96.4 million is primarily due to the $119.8 million of proceeds received from the sale of marketable securities in excess of purchases of marketable securities as a result of the change in our investment policy to convert marketable securities to short-term investments that are considered cash equivalents. Cash used to acquire property and software increased $20.3 million, from $22.2 million for the first nine months of 2001 to $42.5 million for the same time period in 2002. Purchases of software and equipment in the first nine months of 2002 included $11.6 million for our remote data center, which became operational in September 2002, and $5.3 million to accommodate trading in single stock futures. An additional investment in OneChicago of $3.1 million was made in the first nine months of 2002. We continue to fund capital expenditures from current operating funds. If operations do not provide sufficient funds to complete capital expenditures, our marketable securities or short-term investments are reduced to provide the needed funds or assets are acquired through capital leases.

        Cash used in financing activities was $21.6 million for the nine months ended September 30, 2002 and $2.8 million for the nine months ended September 30, 2001. The 2002 increase resulted from a cash dividend of $0.60 per share on Class A and Class B shares of common stock that was declared by our board of directors on June 4, 2002 for shareholders of record on June 17, 2002. The dividend was paid on June 28, 2002 and totaled $17.3 million. In addition, cash used in financing activities for both periods includes regularly scheduled payments on long-term debt related to our capital lease obligations.

        We intend to pay regular quarterly dividends to our shareholders beginning in the first quarter of 2003. The annual dividend target will be approximately 20% of prior year's cash earnings. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our board of directors deems relevant.

        We maintain a $500.0 million line of credit with a consortium of banks to be used in certain situations, such as a disruption in the domestic payments system that would delay settlement between our exchange and our clearing firms or in the event of a clearing firm default. The line of credit has never been utilized. On October 18, 2002, at the annual renewal date, the line of credit was renewed for the same amount and with substantially the same terms. The credit agreement continues to be collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in IEF2.

        In addition, as of September 30, 2002, we were contingently liable on irrevocable letters of credit totaling $68.0 million in connection with our mutual offset system with Singapore Exchange Derivatives Trading Limited, or SGX. We also guarantee the principal for some of the funds invested in our Interest Earning Facility program, which had a balance of $471.2 million as of September 30, 2002.

        On August 26, 2002, the lawsuit relating to Wagner patent 4,903,201 entitled "Automated Futures Trade Exchange" was settled for $15.0 million. The settlement requires an initial payment of $5.0 million, made in September 2002, and five subsequent annual payments of $2.0 million each beginning in August 2003. The entire expense related to this settlement was recognized in the third quarter of 2002 at its present value of $13.7 million.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Overview

        Market risk represents interest rate risk relating to the marketable securities that are available for sale, as well as the foreign exchange trading risk associated with GFX. With respect to interest rate risk, a change in market interest rates would impact interest income from our temporary cash investments, cash performance bonds and security deposits, variable rate marketable securities and new purchases of marketable securities. Changes in market interest rates also would have an effect on the fair value of marketable securities. However, as a result of our new investment policy that was effective in the third quarter of 2002, we invest only in cash equivalents comprised primarily of money market mutual funds and obligations of the U.S. Government and its agencies with maturities of seven days or less. Prior to the recent change in our investment policy, we monitored interest rate risk by completing regular reviews of our marketable securities portfolio and its sensitivity to changes in the general level of interest rates, commonly referred to as a portfolio's duration. We controlled the duration of the portfolio primarily through the purchase of individual marketable securities having a duration consistent with our overall investment policy. In addition, under our prior investment policy, we would generally hold marketable securities to maturity, which acted as a further mitigating factor with respect to interest rate risk. GFX engages in the purchase and sale of foreign exchange futures contracts to promote liquidity in our products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions to limit market risk. Any potential impact on earnings from a change in foreign exchange rates would not be significant. Net position limits are established for each trader and currently amount to $12.0 million in aggregate notional value.

  Interest Rate Risk

        Interest income from marketable securities, temporary cash investments, cash performance bonds and security deposits was $4.5 million in the first nine months of 2002. Our marketable securities experienced net realized and unrealized gains of $2.2 million in the nine months ended September 30, 2002 compared to net realized and unrealized gains of $1.4 million in the nine months ended September 30, 2001. At September 30, 2002, our marketable securities included one variable rate security for $0.1 million maturing in October 2002. As a result of a change in our investment policy, marketable securities previously owned were sold during the third quarter of 2002. Proceeds from the sale of these securities have been invested in other short-term liquid investments, primarily an institutional money market mutual fund and U.S. Government agency securities that mature within seven days of purchase.

  Derivative Trading Risk

        At September 30, 2002, GFX held futures positions with a notional value of $67.5 million, offset by a similar amount of spot foreign exchange positions. All positions are marked to market through a charge or credit to other revenue on a daily basis. Net trading gains were $2.3 million for the nine months ended September 30, 2002 and $3.3 million for the nine months ended September 30, 2001.

Item 4.    Controls and Procedures

        (a)  Evaluation of Disclosure Controls and Procedures. Our CEO and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us that is required to be included in our periodic filings under the Exchange Act.

        (b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits:
Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

        On August 27, 2002, Chicago Mercantile Exchange Holdings Inc. filed a Current Report on Form 8-K reporting the issuance of a joint press release with the Chicago Board of Trade announcing that they had reached a settlement agreement to resolve the litigation with eSpeed, Inc., a subsidiary of Cantor Fitzgerald, related to the Wagner patent on automated futures trading systems.

        On September 24, 2002, Chicago Mercantile Exchange Holdings Inc. filed a Current Report on Form 8-K reporting the distribution of a letter to its shareholders and the issuance of a press release announcing that it will change its accounting for stock options retroactive to December 31, 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. (Registrant)
October 29, 2002	By	/s/ David G. Gomach David G. Gomach Chief Financial Officer

CERTIFICATIONS

I, James J. McNulty, President & Chief Executive Officer of the Company, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Chicago Mercantile Exchange Holdings Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 28, 2002	/s/ James J. McNulty Name: James J. McNulty Title: President & Chief Executive Officer

I, David G. Gomach, Managing Director & Chief Financial Officer of the Company, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Chicago Mercantile Exchange Holdings Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 28, 2002	/s/ David G. Gomach Name: David G. Gomach Title: Managing Director & Chief Financial Officer

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS