Form 10-K
period 2002-12-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2003-03-21
CIK 1156375

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31553

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4459170
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
30 South Wacker Drive, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (312) 930-1000

        Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Class A Common Stock, Class A, $0.01 par value (including rights to acquire Series A Junior Participating Preferred Stock pursuant to our rights plan)	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: Class A common stock, Class A-1, $0.01 par value; Class A common stock, Class A-2, $0.01 par value; Class A common stock, Class A-3, $0.01 par value; Class A common stock, Class A-4, $0.01 par value; Class B common stock, Class B-1, $0.01 par value; Class B common stock, Class B-2, $0.01 par value; Class B common stock, Class B-3, $0.01 par value; and Class B common stock, Class B-4, $0.01 par value (in each case, including rights to acquire Series A Junior Participating Preferred Stock pursuant to our rights plan).

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 28, 2002 was approximately $547 million. The number of shares outstanding of each of the registrant's classes of common stock as of March 10, 2003 was as follows: 5,463,730 shares of Class A common stock, $0.01 par value; 6,998,494 shares of Class A common stock, Class A-1, $0.01 par value; 6,961,187 shares of Class A common stock, Class A-2, $0.01 par value; 6,768,969 shares of Class A common stock, Class A-3, $0.01 par value; 6,406,392 shares of Class A common stock, Class A-4, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2002	Part II
Portions of the Company's Proxy Statement, dated March 10, 2003	Part III

PART I

        In this Annual Report on Form 10-K, we refer to Chicago Mercantile Exchange Holdings Inc. as "CME Holdings" and to Chicago Mercantile Exchange Inc. as "CME." The terms "we," "us" and "our" refer to CME Holdings and CME.

        From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. For example, these "forward-looking statements" are included in this Annual Report on Form 10-K in "Item 1. Business," among other places. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management's beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you to not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

        Among the factors that might affect our performance are:

  •
  increasing competition by foreign and domestic competitors, including new entrants into our markets;

  •
  our ability to keep pace with rapid technological developments;

  •
  our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities;

  •
  our ability to maintain the competitiveness of our existing products and services;

  •
  our ability to efficiently and simultaneously operate both open outcry trading and electronic trade execution facilities;

  •
  our ability to adjust our fixed costs and expenses if our revenues decline;

  •
  changes in domestic and foreign regulations;

  •
  changes in government policy, including interest rate policy and policies relating to common or directed clearing;

  •
  the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

  •
  the ability of our joint venture, OneChicago, LLC, to obtain market acceptance of its products and achieve sufficient trading volume to operate profitably;

  •
  the continued availability of financial resources in the amounts and on the terms required to support our future business;

  •
  our ability to realize the benefits or efficiencies we expect from our for-profit initiatives, such as fee increases, volume and member discounts and new access rules to our markets;

  •
  our ability to recover market data fees that may be reduced or eliminated by the growth of electronic trading;

  •
  changes in the level of trading activity, price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

  •
  economic, political and market conditions;

  •
  our ability to accommodate increases in trading volume without failure or degradation of performance of our trading systems;

  •
  our ability to manage the risks associated with our acquisition, investment and alliance strategy;

  •
  industry and customer consolidation;

  •
  decreases in member trading and clearing activity; and

  •
  seasonality of the futures business.

        For a detailed discussion of these and other factors that might affect our performance, see the section of this Annual Report on Form 10-K entitled "Item 1. Business—Certain Factors that May Affect Our Business."

        Chicago Mercantile Exchange, our globe logo, CME®, GLOBEX®, IEF® and SPAN® are our registered trademarks. CME$INDEX™, GLOBEX Tradersm, Moneychanger™, CME E-quotes™ and E-mini™ are our service marks. CLEARING 21® is a registered trademark, and e-miNYsm is a service mark, of CME and New York Mercantile Exchange, Inc., pursuant to agreement.

        S&P®, S&P 500®, Standard & Poor's 500, S&P/BARRA Growth™, S&P/BARRA Value™, S&P MidCap 400™, S&P SmallCap 600™, S&P/TOPIX 150™, NASDAQ-100®, Russell 2000®, TRAKRSSM, Total Return Asset ContractsSM and other trade names, service marks, trademarks and registered trademarks that are not proprietary to us, are the property of their respective owners and are used herein under license. The FORTUNE e-50® Index is a trademark of FORTUNE, a division of Time Inc., which is licensed for use by us in connection with futures and options on futures. These products have not been passed on by FORTUNE for suitability for a particular use. The products are not sponsored, endorsed, sold or promoted by FORTUNE. FORTUNE makes no warranty and bears no liability with respect to these products. FORTUNE makes no warranty as to the accuracy and/or completeness of the Index or the data included therein or the results to be obtained by any person from the use of the Index or the data included therein.

ITEM 1. BUSINESS

General

        We are the largest futures exchange in the United States and the second largest exchange in the world for the trading of futures and options on futures, as measured by 2002 annual trading volume. In 2002, our customers traded futures and options on futures contracts with a notional dollar value of $328.6 trillion, making us the world's largest exchange by this measure. We also have the largest futures and options on futures open interest of any exchange in the world. As of December 31, 2002, our open interest record was 24.8 million contracts, set on December 12, 2002.

        We bring together buyers and sellers of derivatives products on our open outcry trading floors, on the GLOBEX electronic trading platform and through privately negotiated transactions that we clear. We offer market participants the opportunity to trade futures contracts and options on futures on interest rates, stock indexes, foreign exchange and commodities. Our key products include Eurodollar contracts and contracts based on major U.S. stock indexes, including the S&P 500 and the NASDAQ-100. We also offer contracts for the principal foreign currencies and for a number of commodity products, including cattle, hogs and dairy. We believe several of our key products serve as global financial benchmarks. Our Eurodollar contract provides a benchmark for measuring the relative value of U.S. dollar-denominated, short-term fixed-income securities. Similarly, our S&P 500 Index and NASDAQ-100 Index contracts are closely linked to the benchmark indexes for U.S. equity performance.

        Our products provide a means for hedging, speculation and asset allocation relating to the risks associated with interest rate sensitive instruments, equity ownership, changes in the value of foreign currency and changes in the prices of commodity products. Our customer base includes professional traders, financial institutions, institutional and individual investors and major corporations, manufacturers, producers, supranational entities and governments.

        We own our clearing house and are able to guarantee, clear and settle every contract traded through our exchange. During 2002, we processed an average of approximately 554,000 clearing transactions per day. We currently have the capacity to clear more than 1.5 million transactions per day. Our systems are scalable and give us the ability to substantially increase our capacity with very little lead time. As of December 31, 2002, we acted as custodian for approximately $27.4 billion in collateral. In 2002, we moved an average of $1.8 billion of settlement funds through our clearing system each day. In addition, 40 exchanges and clearing organizations worldwide have adopted our SPAN risk evaluation system. New York Mercantile Exchange, Inc., or NYMEX, and Euronext N.V. also use CLEARING 21, our state-of-the-art clearing system, although we do not generate material revenue from the adoption of these systems by other exchanges.

        We have a history of innovation in our industry. In the 1960s, we introduced the first livestock futures contract that resulted in the physical delivery of live cattle. In 1972, we introduced the world's first financial futures contracts when we launched seven foreign exchange futures contracts. That innovation fundamentally changed the nature and scope of futures markets, transforming them from agricultural hedging mechanisms to hedging and risk management markets for financial instruments and financial risks. We also developed the first cash-settled futures in 1981 with the introduction of Eurodollar futures, which was the world's most actively traded futures contract in 2002. Cash settlement also enabled us to introduce in 1982 the first successful stock index futures contract, the S&P 500 futures. In 1987, we pioneered the concept of global electronic trading of derivatives contracts, and we subsequently launched the GLOBEX platform in 1992. Today, most of our products trade electronically in addition to on our open outcry trading floors. In 1997, we introduced the first of our E-mini stock index products, which are smaller-sized electronically traded versions of our successful benchmark stock index futures contracts.

        CME was founded in 1898 as a not-for-profit corporation. In November 2000, we became the first U.S. financial exchange to demutualize and become a shareholder-owned corporation. As a consequence, we have adopted a for-profit approach to our business, including strategic initiatives aimed at optimizing volume, efficiency and liquidity. We posted record trading volume of 558.4 million contracts in 2002, an increase of 35.6% over 2001, which was previously our busiest year. Additionally, in December 2002, we completed our initial public offering, and our Class A common stock began trading on the New York Stock Exchange, making us the first publicly traded financial exchange in the United States.

        We devote substantial resources to introducing new products based on new markets or securities. For example, in 2001, we formed OneChicago, our joint venture with Chicago Board Options Exchange, or CBOE, and Chicago Board of Trade, or CBOT, to trade single stock futures and futures on narrow-based stock indexes. OneChicago commenced its trading operations on November 8, 2002. We also entered into an agreement with NYMEX in 2002 to introduce smaller-sized versions of key NYMEX energy futures contracts for trading on our GLOBEX electronic trading platform. The products, based on our successful E-mini stock index contracts, are called e-miNY energy futures and clear at the NYMEX clearing house.

        Throughout our history, our members have conducted their trading through our open outcry trading facilities. The roots of our open outcry trading extend to the late 1800s when our predecessor, the Chicago Butter and Egg Board, established official quotations in butter, eggs, poultry and other farm products. Membership gave the right to participate in the markets, in what was to become open outcry trading, and was expanded over the decades to accommodate new traders in new commodities and financial products. For the year ended December 31, 2002, open outcry represented approximately 63% of our trading volume.

        Trading on our open outcry trading floors is conducted exclusively by our members. Our members are individual traders, as well as most of the world's largest banks, brokerages and investment houses. Prior to the introduction of our electronic trading platform, our members traded only on our open outcry trading floors. Today, our members are able to conduct trading on our open outcry trading floors, electronically through the GLOBEX platform and through privately negotiated transactions. Members who broker trades executed on our open outcry trading floors generally do not play a role in facilitating the execution of transactions on behalf of customers on GLOBEX.

        Prior to our demutualization, direct access to our markets, whether on our open outcry trading floors or through the GLOBEX platform, was limited to members and those with an exchange permit who met specified qualifications. In connection with our demutualization, we opened access to our markets by allowing unlimited, direct access to the GLOBEX platform for all market participants. Today, any individual or institutional customer guaranteed by a clearing firm is able to obtain direct access to the GLOBEX platform. We have further opened access to our markets by expanding the range of member and non-member customer choices for alternative execution procedures, such as block trading and privately negotiated exchange-for-physical, or EFP, transactions. While our members benefit from market information advantages that may accrue from their proximity to activity on the trading floors, as a result of the increased access to our markets, all market participants now have the ability to view bids and offers in the market. Generally, member customers are charged lower fees than our non-member customers. In 2002, our members were responsible for approximately 78% of our total trading volume.

        As a result of our conversion into a for-profit corporation in the fall of 2000, individuals and entities who, at the time, were members and owned trading rights on our exchange became the owners of all our outstanding equity. These individuals and entities continued to own substantially all of our outstanding equity following our reorganization into a holding company structure in December 2001. As of December 31, 2002, owners of trading rights on our exchange owned, of record, approximately 81% of our Class A common stock.

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

  •
  wholly owned clearing house;

  •
  proven and scalable technology; and

  •
  global reach.

        Highly Liquid Markets.    The liquidity in our markets is a key factor in attracting and retaining customers. We have the largest futures and options on futures open interest of any exchange in the world. As of December 31, 2002, our open interest record was 24.8 million contracts, set on December 12, 2002. Before 2002, our open interest record was 18.9 million positions set in 2001.

During 2002, we posted record trading volume of 558.4 million contracts, an increase of 35.6% over 2001, making us the most active exchange in the United States and the second most active in the world for the trading of futures and options on futures during that period. By notional value, we are the largest futures exchange in the world, with $328.6 trillion traded in 2002. Our deep and liquid markets tend to attract additional customers, which in turn further enhances our liquidity.

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

        Wholly Owned Clearing House.    We own our clearing house, which guarantees, clears and settles every contract traded through our exchange. During 2002, we processed an average of approximately 554,000 clearing transactions per day. We currently have the capacity to clear more than 1.5 million transactions per day, and our scalable systems give us the ability to further increase our capacity substantially, with very little lead time. As of December 31, 2002, we acted as custodian for approximately $27.4 billion in collateral and, in 2002, moved an average of $1.8 billion of settlement funds through our clearing system each day. We believe our performance guarantee is a major attraction of our markets, particularly compared to the over-the-counter, or OTC, markets, because it substantially reduces counterparty risk. Our clearing system permits more efficient use of capital for our customers by allowing netting of long and short positions in a single type of contract and providing risk offset and cross-margining arrangements with several other leading clearing houses. In addition, ownership of our clearing house enables us to more quickly and efficiently bring new products to market through coordination of our clearing functions with our product development, technology, market regulation, other risk management and other activities. Our current capacity ensures that we are able to service peak volumes, introduce new products with high volume potential and provide clearing services to other exchanges in the future.

        Proven and Scalable Technology.    We believe our ability to use technology effectively has been a key factor in the successful development of our business. As a result of significant investments in our technology asset base, we possess fast, reliable and fully integrated trading and clearing systems. Our highly scalable systems are designed to accommodate additional products with relatively limited modifications and low incremental costs. The core components of our system infrastructure for trading, clearing and risk management are becoming widely adopted throughout the futures industry, resulting in common interfaces and efficiencies for intermediaries and customers. For example, our SPAN risk evaluation system, which is used to determine the appropriate performance bond requirements for trading portfolios, has been adopted by 40 exchanges and clearing organizations worldwide. In addition, CLEARING 21, our state-of-the-art clearing system, is being used by NYMEX and Euronext N.V.

        Global Reach.    Globalization of financial markets is expanding the customer base for futures products beyond traditional boundaries. Our electronic trading services, which are available approximately 23 hours a day and five days per week, position us to take advantage of this development. We have established strategic relationships with other exchanges and clearing houses around the world to enable our customers to gain further capital and execution efficiencies. Currently, we have or are developing strategic relationships with the leading exchanges and clearing houses in Singapore, England, France, Spain, Japan, Korea and China. These relationships are intended to extend the market reach of our global derivatives business. We received $5.4 million in clearing and transaction fees from these relationships during the year ended December 31, 2002.

Growth Strategy

        Globalization, deregulation and advances in technology offer significant opportunities for expanding futures markets, and exchange markets generally. We intend to increase our trading volumes, revenues and profitability by capitalizing on these opportunities through implementation of the following four strategies:

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

  •
  Expand Customer Access.  We continue to expand our customer base and trading volume by broadening the access, order routing, trading and clearing solutions we offer to existing and prospective customers. We were the first U.S. exchange to allow all customers to view the book of prices, where they can see the five best bids and offers in the central limit order book and directly execute transactions in our electronically traded products. This expanded access further increases the transparency of our markets by giving our customers valuable trading information. We provide our customers with flexibility to access our markets in the most cost-effective manner for them. Our customers can use their own proprietary trading software or third party software connected to our trading environment through a suite of application programming interfaces, or APIs, that we have developed. We also provide front-end trading terminal software solutions for a fee, including a cost-efficient Web-based virtual private network solution for our lower volume customers, which we call GLOBEX Trader-Internet. In addition to our standard marketing activities, we are actively seeking to increase the number of independent software vendors that offer interfaces to our systems. Increasing the number of these vendor relationships enables us to access a broader network of customers.

  •
  Expand Electronic and Other Trade Execution Choices.  Our strategy is to offer our customers a broad range of trade execution choices, including increased electronic trading, enhanced facilities for privately negotiated transactions and new links with exchanges around the world. We believe offering multiple execution alternatives will enable us to attract new customers and increase our overall volume. We offer daytime electronic trading in most of our major product lines. We traded approximately 198 million contracts electronically in 2002, an increase of 141.7% over the total electronic trading volume in 2001 of 81.9 million contracts. We introduced daytime electronic trading in our Eurodollar contracts on a limited basis during 1999. We are developing and have begun implementing new electronic functionality to accommodate complex trading strategies that are utilized in trading Eurodollar contracts to facilitate the expanded use of this market. In 2003, we launched our Eagle (Electronic Arbitrage GLOBEX Liquidity Enhancer) Project, which enables customers to replicate electronically some of the trading strategies used by open outcry Eurodollar traders. In addition, we intend to capture further volume through enhancements to our privately negotiated block trading facilities in our Eurodollar, S&P 500 and NASDAQ-100 futures contracts and by allowing block trading of other contracts. Our block trading facilities enable institutional customers to trade large positions efficiently and economically and gain the benefits of our clearing house guarantee and capital efficiencies. Currently, block transactions are typically negotiated telephonically and prices are reported, also telephonically, within five minutes of execution, or 15 minutes in the case of Eurodollar futures and options transactions. The parties to these transactions then transmit the transactions to our clearing house to be cleared and settled. Some users have informed us that the block trading reporting process can be cumbersome. The enhancements we intend to make will allow users to input trade details and prices in a single electronic transmission. We believe this will streamline the trade reporting process, thereby allowing for greater efficiencies and increased trading.

  •
  Enhance Our Market Data and Information Products.  Our markets and trading activities generate valuable information regarding prices and trading activity in our products. We intend to leverage the value of our market data and information capabilities by developing enhancements to our existing information products and creating new products. Revenues from the sale of our market data were $48.7 million and $48.3 million during 2002 and 2001, respectively. We sell our market data, which includes information about bids, offers and trade size, to resellers of our market data, as well as banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, other financial services companies and individual investors. We believe we can enhance our market data and information product offerings by packaging the basic data we have traditionally offered with advanced, analytical data and information, and developing partnerships with other content and service providers to create information products with value-added services.

        Add New Products.    We develop new products and product line extensions based on research and development in collaboration with our customers and financial services firms. We have created modified versions of some of our existing products in order to attract new types of customers. For example, in 1997 and 1999, respectively, we introduced E-mini versions of our larger open outcry-traded S&P 500 and NASDAQ-100 futures contracts. By creating smaller-sized products and offering electronic trading services in them, we have successfully expanded our customer base and overall volume. We introduced E-mini Russell 2000 futures contracts in October 2001, and in January 2002, we initiated trading in E-mini S&P MidCap 400 futures contracts, another smaller scale version of one of our larger contracts that offers exposure to small- and medium-sized capitalization company stocks. In July 2002, we launched TRAKRS, a private label index product developed with Merrill Lynch & Co., Inc. TRAKRS, which stands for Total Return Asset Contracts, are a new series of non-traditional futures contracts licensed exclusively to us for North America, and the first broad-based index product traded on a U.S. futures exchange that can be sold by securities brokers. TRAKRS are designed to enable customers to track an index of stocks, bonds, currencies or other financial instruments. Long-Short Technology TRAKRS were the first in this new product line. We subsequently introduced in 2002 Select 50 TRAKRS contracts and LMC TRAKRS, which identify value and growth stocks of lower market capitalization companies. TRAKRS differ from traditional futures contracts in that most non-institutional customers who purchase these contracts are required to post 100% of the TRAKRS market value at the time of the purchase. As a result, these customers will not be subject to margin calls or any requirement to make any additional payments throughout the life of their TRAKRS positions.

        In March 2003, we launched futures and options on futures based on a new dollar index, the CME$INDEX, a geometric index of seven foreign currencies that is weighted to reflect the relative competitiveness of U.S. goods in foreign markets. The CME$INDEX provides investors with a new instrument for currency speculation and risk management. The seven currencies included in the CME$INDEX index are the Euro, Japanese yen, British pound, Swiss franc, Australian dollar, Canadian dollar and Swedish krona.

        In September 2002, we began to introduce futures contracts based on industry sectors within the S&P 500 Index. We also intend to continue expanding our derivatives product lines by introducing contracts based on new markets or securities, such as single stock futures and futures on narrow-based stock indexes. We believe these products offer significant opportunities to generate new business and capture business from other markets. We believe our joint venture, OneChicago, with CBOE and CBOT to trade single stock futures and futures on narrow-based stock indexes will position us to take advantage of opportunities in this market. OneChicago initiated trading of 21 single stock futures on November 8, 2002, and, as of December 31, 2002, had introduced 83 single stock and exchange-traded fund futures. OneChicago has announced plans to offer narrow-based stock index contracts in the first half of 2003. In addition, we intend to continue working with emerging cash market trading platforms to jointly develop innovative futures products.

        Provide Transaction Processing and Other Business Services to Third Parties.    We intend to leverage our existing capacity, scalable technology and business processes to provide a broad range of services to other exchanges, clearing organizations and e-marketplaces. We intend to offer services, including clearing and settlement processing and risk management, market structuring, product structuring and trade execution platforms. We believe we can differentiate ourselves from our competitors by offering some or all of these services on a cost-effective basis in combination with the potential to access our broad distribution and customer base and to access our experienced liquidity providers. Users of our clearing services also have the potential to gain substantial capital and collateral efficiencies for their clearing firms.

        Pursue Select Alliances and Acquisitions.    We plan to supplement our internal growth through the formation of joint ventures or alliances and select acquisitions of businesses or technologies. We will seek alliances and acquisitions that help us to enter new markets, provide services that we currently do not offer, open access to our markets or advance our technology. For example, in 2001, we entered into an agreement with NYMEX to introduce smaller-sized versions of key NYMEX energy futures contracts for trading on our GLOBEX electronic trading platform. The products, based on our successful E-mini stock index contracts, are called e-miNY energy futures and clear at the NYMEX clearing house. On June 17, 2002, e-miNY crude oil and natural gas futures contracts began trading. We believe we can achieve significant potential economies of scale through the consolidation of exchange transaction processing services, either directly through acquisition, or indirectly through the provision of these services to others.

Products

        Our broad range of products includes futures contracts and options on futures contracts based on interest rates, stock indexes, foreign exchange and commodities. Our products are traded through our open outcry auction markets, through the GLOBEX electronic trading platform or in privately negotiated transactions. For the year ended December 31, 2002, we derived $356.4 million, or 78.6% of our net revenues, from fees associated with trading and clearing products on or through our exchange. These fees include per contract charges for trade execution, clearing and GLOBEX fees. Fees are charged at various rates based on the product traded, the method of trade and the exchange trading privileges of the customer making the trade. Generally, members are charged lower fees than non-members. Our customers benefit from volume discounts and limits on fees as part of our effort to encourage increased liquidity in our markets. Our markets also generate valuable data and information regarding pricing and trading activity in our markets. Revenues from market data products totaled $48.7 million, or 10.8% of our net revenues, in 2002.

        We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers. Historically, we have successfully introduced a variety of new futures products. We pioneered the trading of foreign exchange futures in 1972 and Eurodollar futures, the first cash-settled futures contracts listed for trading, in 1981. In 1982, we were the first to introduce a successful stock index futures contract, the S&P 500 Index futures contract, and in 1996 we introduced the NASDAQ-100 Index futures contract. We believe the S&P 500 Index and the NASDAQ-100 Index are the global benchmarks for managing exposure to the U.S. stock markets, and our futures contracts based on them are among the most successful products in our industry. The smaller, electronically traded versions of these contracts, the E-mini S&P 500 Index futures and the E-mini NASDAQ-100 futures, were introduced in 1997 and 1999, respectively, and are the fastest growing futures contracts in the history of our exchange.

        The following table shows the total notional value and average daily volume of contracts traded in our four principal product groups for the years ended December 31, 2002, 2001 and 2000.

					Average Daily Contract Volume
		Total Notional Value
Product Sector
	Principal Underlying Instruments	2002	2001	2000	2002	2001	2000
		(in billions)			(in thousands)
Interest Rate	Eurodollar, LIBOR, Euroyen	$311,200	$279,100	$141,000	1,227	1,092	551
Equity	S&P 500, NASDAQ-100, S&P MidCap 400, S&P 500/BARRA Growth and Value Indexes, Nikkei Stock Average, Russell 2000	$14,800	$12,600	$12,000	863	425	258
Foreign Exchange	Euro, Japanese yen, British pound, Swiss franc, Canadian dollar	$2,400	$2,000	$1,800	96	89	77
Commodity	Cattle, hogs, pork bellies, lumber, dairy	$200	$200	$200	30	34	31

        Interest Rate Products.    Our interest rate products include our global benchmark Eurodollar futures contracts. Eurodollars are U.S. dollar bank deposits outside the United States. Eurodollar futures contracts are a short-term interest rate product and constitute one of the most successful products in our industry and the most actively traded futures contract in the world during 2002. Open interest on Eurodollar futures and options on futures contracts traded on our exchange was nearly 10.3 million contracts on December 31, 2002, representing a notional value of nearly $10.3 trillion. We also trade contracts based on other short-term interest rates, such as one-month LIBOR, which stands for the London Interbank Offered Rate, and Euroyen. Interest rate products represented 55.3% of our trading volume during 2002, an average of approximately 1.2 million contracts per day.

        The growth of our Eurodollar futures market has been driven by the general acceptance of the U.S. dollar as the principal reserve currency for financial institutions throughout the world. As a result, Eurodollar deposits have significance in the international capital markets. Participants in our Eurodollar futures market are generally major domestic and international banks and other financial institutions that face interest rate risks from their lending and borrowing activities, their activities as dealers in OTC interest rate swaps and structured derivatives products and their proprietary trading activities. Many of these participants use our Eurodollar and other interest rate contracts to hedge or arbitrage their money market swaps or convert their interest rate exposure from a fixed rate to a floating rate or a floating rate to a fixed rate. Asset managers also use our interest rate products to lengthen the effective maturity of short-term investment assets by buying futures contracts, or shorten the effective maturity by selling futures. Our contracts are an attractive alternative when physical restructuring of a portfolio is not possible or when futures transaction costs are lower than the cash market transaction costs. In 1999, we initiated simultaneous, side-by-side electronic trading in our Eurodollar contracts. Trading in our Eurodollar contracts often involves complex trading strategies that we believe cannot be fully accommodated by existing electronic trading platforms. Accordingly, electronic trading in our Eurodollar contracts has achieved only limited market acceptance. We are developing and have begun implementing new electronic functionality to accommodate trading strategies required for electronic trading of Eurodollar contracts. In 2003, we launched our Eagle (Electronic Arbitrage GLOBEX Liquidity Enhancer) Project, which enables customers to execute trades electronically in the first eight quarterly expirations and 22 corresponding calendar spreads in Eurodollar futures. We intend to introduce more functionality that will accommodate other complex trading strategies electronically. The new technology closely replicates Eurodollar trading conventions employed in open outcry and is designed to help maintain our leadership in Eurodollar futures.

        Our interest rate product trading volume has grown significantly over the last five years, with total 2002 trading volume up 13% over 2001. The increase is due primarily to the volatility of short-term interest rates, monetary policy of the U.S. Federal Reserve Board and a decline in the issuance of U.S. Treasury securities. With less availability of U.S. Treasury securities, swap dealers, who represent a significant group of our customers, have increasingly turned to our Eurodollar contract as a benchmark for valuing fixed-income obligations and as a tool for managing dollar-denominated interest rate exposure. However, we believe availability of U.S. Treasury securities may increase in the future as a result of the U.S. government's need to finance budget deficits.

        We intend to increase our revenues from our interest rate product sector by increasing trading volume, optimizing pricing of existing products and introducing new products. We have been active in adopting new policies and practices that are closely aligned with customer demand and designed to promote enhanced market penetration. We also increased institutional trading of Eurodollar futures by expanding privately negotiated transaction alternatives. Privately negotiated transactions include block trades, EFP transactions and exchange basis facility, or EBF, transactions and are executed apart from the public auction market. See the section of this Annual Report on Form 10-K entitled "Item 1. Business—Execution" for a description of types of trading alternatives. These trading opportunities are particularly attractive to large-scale institutional traders. We have recently extended EBF trading to all Eurodollar futures contracts. Block trading was originally introduced in late 2000 in a limited number of Eurodollar futures contracts. As of July 2001, block trading has been extended to all Eurodollar futures contracts using a revised and more competitive fee schedule.

        Equity Products.    We have been a leader in stock index futures since we began offering these products in 1982 and remain the largest exchange in the world for trading stock index futures. Stock index futures products permit investors to obtain exposure, for hedging or speculative purposes, to a change in the weighting of one or more equity market sectors more efficiently than by buying or selling the underlying securities. We offer trading in futures contracts based upon the S&P 500 and NASDAQ-100 stock indexes, as well as other small-, medium- and large-capitalization indexes based on both domestic and foreign equity markets. As of December 31, 2002, we had approximately a 95% market share in all U.S. listed stock index futures, based on the number of contracts traded.

        Our total trading volume for stock index products rose 104% in 2002, to 217.5 million contracts, from 106.7 million contracts in 2001. Trading in stock index futures products represented 39.0% of our total trading volume during 2002, an average of more than 863,000 contracts per day. In 2002, 94% of our stock index product trading volume was based on the S&P 500 Index and the NASDAQ-100 Index. The total notional value of S&P 500 futures and options on futures contracts traded on our exchange was approximately $12.6 trillion during 2002, compared to the approximately $10.3 trillion value of stock traded on the New York Stock Exchange. In addition, the notional value of our stock index futures contracts is significantly larger than the comparable exchange-traded fund, which is a basket of securities designed to track an index but trade on a securities exchange or electronic communications network like a single stock. In 2002, the total notional value of our S&P 500 futures contracts was more than $11.3 trillion, compared with approximately $0.8 trillion for S&P 500 Depositary Receipts, or SPDR's. In 2002, the total notional value of our NASDAQ-100 futures contracts was approximately

$1.8 trillion, compared to approximately $0.6 trillion for the QQQs, which is the NASDAQ 100 Index tracking stock.

        Standard & Poor's designed and maintains the S&P 500 Index to be a proxy for a diversified equity portfolio representing a broad cross-section of the U.S. equity markets. The index is based on the stock prices of 500 large-capitalization companies. We have an exclusive license with Standard & Poor's Corporation until 2008. The NASDAQ-100 Index is based on the 100 largest non-financial stocks listed on the NASDAQ National Market. We have a license with NASDAQ that allows us to offer the NASDAQ-100 Index contract exclusively, other than as to NASDAQ and some of its affiliates, until 2006. For a more detailed discussion of these license agreements, see the section of this Annual Report on Form 10-K entitled "Item 1. Business—Licensing Agreements." Our standard S&P and NASDAQ products are traded through our open outcry facilities during regular trading hours and on GLOBEX after the close of open outcry trading.

        We also offer futures and, in some cases, options on futures, on the S&P MidCap 400, the S&P SmallCap 600, the S&P/BARRA Growth and Value Indexes, which are based on data compiled by S&P and BARRA, Inc., the Nikkei Stock Average, the S&P/TOPIX 150, the Russell 2000 Stock Price Index and the FORTUNE e-50 Index. In July 2002, we launched TRAKRS, a private label index product developed with Merrill Lynch & Co., Inc. TRAKRS are a new series of non-traditional futures contracts licensed exclusively to us for North America, and the first broad-based index product traded on a U.S. futures exchange that can be sold by securities brokers. TRAKRS are designed to enable customers to track an index of stocks, bonds, currencies or other financial instruments. Long-Short Technology TRAKRS were the first in this new product line. We subsequently introduced Select 50 TRAKRS and LMC TRAKRS in 2002. TRAKRS differ from traditional futures contracts in that most non-institutional customers who purchase these contracts are required to post 100% of the TRAKRS market value at the time of purchase. As a result, these customers will not be subject to margin calls or any requirement to make any additional payments throughout the life of their TRAKRS positions. In September 2002, we introduced SPCTR futures contracts based on subsets of the S&P 500 Index: Technology and Financial. Each contract is sized at $125 times the respective index price, making the contract size comparable to the E-mini stock index contracts. We intend to introduce other futures contracts based on additional S&P 500 sector indexes, pursuant to an April 2002 agreement we signed with Standard & Poor's.

        We believe the variety of our stock index futures products appeals to a broad group of equity investors. These investors include public and private pension funds, investment companies, mutual funds, insurance companies and other financial services companies that benchmark their investment performance to different segments of the equity markets.

        In 1997, we launched our E-mini S&P 500 futures contracts. We followed this highly successful new product offering with the introduction of E-mini NASDAQ-100 futures contracts in 1999. E-mini contracts are traded exclusively on our electronic GLOBEX platform and are one-fifth the size of our standard size S&P 500 and NASDAQ-100 futures contracts. These products are designed to address the growing demand for stock index derivatives and electronically traded products from individual traders and small institutions. Since their introduction, trading volumes in these products have grown rapidly, achieving new volume and open interest records on a regular basis during 2001 and 2002. This growth is attributable to the benefits of stock index futures, electronic market access and significant volatility in the U.S. equity markets. In October 2001, we also introduced E-mini Russell 2000 index futures. In January 2002, we introduced an E-mini version of our S&P MidCap 400 futures contract, and we plan to introduce futures based on the Russell 1000 index in April 2003 for trading on GLOBEX.

        Our stock index product trading volume has increased substantially, more than doubling from 2001 to 2002. Volume has been affected significantly by the volatility of the U.S. equity markets, particularly during the last two years. We believe our leading market position in equity products is a result of the liquidity of our markets, the status of the S&P 500 Index and the NASDAQ-100 Index as two of the principal U.S. financial standards for benchmarking stock market returns and the appeal to investors and traders of our E-mini products and GLOBEX. We believe future growth in our stock index products will come from expanding customer access to our electronic markets, as well as further educating the marketplace on the benefits of these products. For example, we expect that adding direct connections to a number of customers that provide brokerage services to day traders will contribute to continued growth of our E-mini equity products in 2003.

        Other equity product growth opportunities are expected to come from the introduction of single stock futures and futures on narrow-based stock indexes. Recent industry deregulation permits futures and securities exchanges to offer single stock futures and futures contracts on narrow-based stock indexes. Single stock futures allow investors to obtain exposure, for hedging or speculative purposes, that is economically equivalent to owning or shorting an individual stock without actually buying or selling the stock. They are designed to offer leverage, ease of trading and less expensive, more customized risk management strategies than equity options, equity swaps and stock lending transactions. In 2001, we entered into an operating agreement governing OneChicago, our joint venture with CBOE and CBOT, to trade single stock futures contracts on stocks trading worldwide as well as futures on narrow-based stock indexes. Under the terms of our operating agreement, we own approximately a 40% interest in OneChicago, CBOE owns approximately a 40% interest and CBOT owns a minority interest. We believe the joint venture will reduce the costs and risks associated with the start-up of trading in a new futures product and increase our chances of success by combining the customer bases and resources of our exchanges. In particular, we believe the collective marketing and distribution channels of CME, CBOE and CBOT will create liquidity that will allow the joint venture to become a market leader in single stock futures. Under the terms of our operating agreement, until May 31, 2005 we are restricted from in any way, directly or indirectly, engaging in the business of trading, marketing, regulating, selling, purchasing, clearing or settling transactions in single stock futures other than in conjunction with the joint venture. This restriction on our ability to compete applies whether or not we remain part of the joint venture, but it does not apply to futures based on narrow-based stock indexes. On November 8, 2002, OneChicago commenced its trading operations.

        Foreign Exchange Products.    We became the first exchange to introduce financial futures when we launched foreign exchange futures in 1972. Since that time we have built a strong presence in foreign exchange futures. Institutions such as banks, hedge funds, commodity trading advisors, corporations and individual customers use these products to manage their risks associated with, or speculate on, fluctuations in foreign exchange rates. Foreign exchange products represented 4.3% of our trading volume in 2002, an average of more than 96,000 contracts per day. Volume is measured based on the number of round turn contracts, with each round turn representing a matched buy and sell of one contract. We offer futures and options on futures contracts on major currencies, including the Euro, Japanese yen, British pound, Swiss franc, Canadian dollar, Mexican peso, Australian dollar, Brazilian real, New Zealand dollar and South African rand.

        Our trading volume for foreign exchange futures products rose in 2002, following a decline during the four years prior to 2001 when overall industry-wide foreign exchange trading volume had been flat. During 2002, our total foreign exchange trading volume increased 8.3% over levels in 2001. Previously, our volume was impacted by the introduction of the Euro and subsequent phasing out of many of the major European currencies, the continuing consolidation in the financial institutions sector, increased use of internal netting mechanisms by our customers and wide use of electronic trading for foreign exchange transactions by competing markets. We have begun improving the performance of this product sector by expanding electronic trading in our foreign exchange products and permitting wider use of block trading and EFPs through our markets. We introduced side-by-side electronic and open outcry trading of foreign exchange futures in April 2001. We believe this change has helped facilitate the increase in volume in these products. In 2002, electronically traded foreign exchange futures volume increased 115% over 2001, from approximately 3.5 million contracts to nearly 7.5 million contracts, while open outcry trading decreased 11.2%, from 12.1 million contracts in 2001 to 10.9 million contracts in 2002. The growth in privately negotiated transactions that we accept, settle and guarantee through our clearing house offset a portion of the revenue impact from the lower trading volume in recent years. Our per transaction revenues for these trades are higher than other means of trade execution.

        In May 2002, we introduced 13 new cross-rate foreign exchange futures contracts, consisting of two U.S. dollar-based contracts and 11 non-dollar-based contracts.

        We expect the potential for growth in our foreign exchange product line will come from further transitioning to electronic trading in this market that will allow us to compete more effectively for electronic volume. The foreign exchange spot market is heavily reliant on electronic trading, with the majority of trades estimated to be brokered online. We continue to increase both functionality and distribution and are in discussions to add electronic interfaces with OTC market electronic trading platforms. We believe these interfaces, if successfully implemented, will position us to increase our foreign exchange futures volume and expand our product offerings. In March 2003, we launched futures and options on futures based on a new dollar index, the CME$INDEX, a geometric index of seven foreign currencies that is weighted to reflect the relative competitiveness of U.S. goods in foreign markets. CME$INDEX provides investors with a new instrument for currency speculation and risk management. The seven currencies included in the index are the Euro, Japanese yen, British pound, Swiss franc, Australian dollar, Canadian dollar and Swedish krona.

        Commodity Products.    Commodity products were our only products when our exchange first opened for business. We have maintained a strong franchise in our commodity products, including futures contracts based on cattle, hogs, pork bellies, lumber and dairy products. Commodity products accounted for 1.4% of our trading volume during 2002, an average of more than 30,000 contracts per day. These products provide hedging tools for our customers who deal in tangible physical commodities, including agricultural producers of commodities and food processors. Our commodity products are traded through our open outcry and electronic trading execution facilities. In the first quarter of 2002, we introduced side-by-side electronic and open outcry trading of lean hog, live cattle and feeder cattle futures.

        Trading volume for our commodity products has been relatively stable in recent years. We believe continuing consolidation and restructuring in the agricultural sector, coupled with the reduction or elimination of government subsidies and the resulting increase in demand for risk management in this sector, could create growth in our commodity markets as more producers and processors adopt formal hedging and risk management programs.

        We intend to leverage our experience in trading futures on physical commodities to jointly develop new commodity products with operators of electronic, cash and derivatives trading platforms. For example, in 2002 we entered into an agreement with NYMEX to introduce smaller-sized versions of key NYMEX energy futures contracts for trading on our GLOBEX electronic trading platform. The products, based on our successful E-mini stock index contracts, are called e-miNY energy futures and clear at the NYMEX clearing house. On June 17, 2002, e-miNY crude oil and natural gas futures contracts began trading.

        Market Data and Information Products.    Our markets generate valuable information regarding prices and trading activity in our products. The market data we supply is central to trading activity in our products and to trading activity in related cash and derivatives markets. We sell our market data, which includes information about bids, offers, trades and trade size, to banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, individual investors and other financial services companies or organizations that use our markets or monitor general economic conditions. We sell our market data directly to our electronic trading customers as part of their access to our markets through our electronic facilities. We also sell market data via dedicated networks to approximately 170 worldwide quote vendors who consolidate our market data with that from other exchanges, other third party data providers and news services, and then resell their consolidated data. As of December 31, 2002, approximately 54,000 subscribers displayed our data on approximately 175,000 screens. Revenues from market data products totaled $48.7 million, or 10.8% of our net revenues, in 2002.

        We have begun enhancing our current market data and information product offerings by packaging the basic data we have traditionally offered with advanced analytical data and information. We have created marketing programs to increase the use of our market data. We have started to develop new business relationships with companies that develop value-added computer-based applications that process our market data to provide specific insights into the dynamics of trading activity in our products. In March 2002, we expanded the scope of our market data offerings by providing CME E-quotes, direct, real-time price quotes, to the trading community over the Internet, through our Web site. The new service enables users to integrate interactive charting and news services with market data, building customized packages of data, charting and news that fit their particular needs. CME E-quotes received a 2002 European Banking Technology Award for the best use of information technology in the wholesale banking sector. In June 2002, enhancements to our market data interface software reduced customers' bandwidth requirements by 65% to 70%. In August 2002, we introduced CME E-history to automate the process of supplying users with historical price data for our futures and options on futures.

Execution

        Our trade execution facilities consist of our open outcry trading pits and the GLOBEX electronic trading platform. Both of these execution facilities offer our customers immediate trade execution, anonymity and price transparency and are state-of-the-art trading environments supported by substantial infrastructure and technology for order routing, trade reporting, market data dissemination and market surveillance and regulation. In addition, trades can be executed through privately negotiated transactions that are cleared and settled through our clearing house. The chart below shows the range of trade execution choices we provide our customers in some of our key products.

Product	Open Outcry	GLOBEX Daytime	GLOBEX Nighttime	Privately Negotiated Transactions
Eurodollar	X	X	X	X
Standard S&P 500	X	—	X	X
Standard NASDAQ-100	X	—	X	X
E-mini S&P 500	—	X	X	—
E-mini NASDAQ-100	—	X	X	—
Foreign Exchange	X	X	X	X
Commodity	X	X	—	X

        Open Outcry Trading.    Open outcry trading represented 63.1% of our total trading volume in 2002. The trading pits are the centralized meeting place for floor traders and floor brokers representing customer orders to trade contracts. The trading floors, covering approximately 70,000 square feet, have tiered booths surrounding the pits from which clearing firm personnel can communicate with customers regarding current market activity and prices and receive orders either electronically or by telephone. In addition, our trading floors display current market information and news on electronic wallboards hung above the pits. During 2002, approximately 50% of our clearing and transaction fee revenues were derived from open outcry trading.

        GLOBEX Electronic Trading.    We began electronic trading in 1992 using a system developed in partnership with Reuters. Our second generation electronic trading platform was introduced in 1998,

and is based on the Nouveau Système de Cotation, or NSC, owned and licensed to us by Euronext-Paris, a subsidiary of Euronext N.V. GLOBEX maintains an electronic, centralized order book and trade execution algorithm for futures contracts and options on futures contracts and allows users to enter orders directly into the order book. Initially, these systems were used to offer our products to customers after the close of our regular daytime trading sessions. Today, however, we trade some of our most successful products on the GLOBEX platform nearly 23 hours a day, five days a week. In 2002, 35.5% of our trading volume was executed using GLOBEX, compared to 19.9% in 2001. Our electronic volume has grown rapidly during the last five years. Electronic trading volume has increased from nearly 4.4 million contracts in 1997 to nearly 198.0 million contracts in 2002. GLOBEX volume exceeded one million contracts for a single day for the first time on June 12, 2002. As of December 31, 2002, GLOBEX had achieved 55 days of volume greater than one million contracts, including the volume attributable to the first-day trading volumes of TRAKRS, a product line developed with Merrill Lynch. On October 7, 2002, GLOBEX volume exceeded open outcry volume for the first time. During 2002, approximately 42% of our clearing and transaction fees revenue were derived from electronic trading.

        Privately Negotiated Transactions.    In addition to offering traditional open outcry and electronic trading through the GLOBEX platform, we permit qualified customers to trade our products by entering into privately negotiated EFP and EBF transactions and block trades, which are reported and included in the market data we distribute. We also clear, settle and guarantee these transactions through our clearing house. Some market participants value privately negotiated transactions as a way to ensure that large transactions can be completed at a single price or in a single transaction while preserving their ability to effectively complete a hedging, risk management or other trading strategy. During 2002, approximately 8% of our clearing and transaction fees revenues were derived from this type of trading.

        EFP and EBF transactions involve a privately negotiated exchange of a futures contract for a cash position or other qualified instrument. While EFP capabilities have been available for many years, and constitute a significant and profitable segment of our foreign exchange futures trading, EFPs have been offered on a restricted basis in some of our other markets. Recently, we have taken steps to liberalize our trading policies, including extending EBF capabilities to all Eurodollar futures contracts.

        A block trade is the privately negotiated purchase and sale of futures contracts. Block trading was introduced on our exchange in late 2000, and volume has been limited to date. We believe block trading provides an important new source of access designed to appeal to large-scale institutional traders. Originally, these transactions were limited to a certain number of contracts and required high minimum quantity thresholds along with a fee surcharge. More recently, we implemented new pricing and trading rules designed to increase customer participation. We intend to continue to enhance the utility of EFP and block transactions while maintaining an appropriate balance with the transactions conducted within the open outcry and electronic trading environments.

Clearing

        We operate our own clearing house that clears, settles and guarantees the performance of all transactions matched through our execution facilities. By contrast, many derivatives exchanges, including CBOT, CBOE and LIFFE, do not provide clearing services for trades conducted using their execution facilities, relying instead on outside clearing houses to provide these services. Ownership and control of our own clearing house enables us to capture the revenue associated with both the trading and clearing of our products. This is particularly important for trade execution alternatives such as block trades, where we can derive a higher per trade clearing fee compared to other trades. By owning our clearing house, we also control the cost structure and the technology development cycle for our clearing services. We believe having an integrated clearing function provides significant competitive advantages. It helps us manage our new product initiatives without being dependent on an outside entity.

        During 2002, we processed an average of approximately 554,000 clearing transactions per day, with an average transaction size of 12 contracts. We maintain the largest futures and options on futures open interest of any exchange in the world. As of December 31, 2002, our open interest record was 24.8 million contracts, set on December 12, 2002. As of December 31, 2002, we acted as custodian for approximately $27.4 billion in performance bond assets deposited by our clearing firms and, during 2002, we moved an average of approximately $1.8 billion a day in settlement funds through our clearing system. In addition, our clearing house guarantees the performance of our contracts with a financial safeguards package of approximately $3.4 billion.

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

        Cross-Margining and Mutual Offset Services.    We have led the derivatives industry in establishing cross-margining agreements with other leading clearing houses. Cross-margining arrangements reduce capital costs for clearing firms and our customers. These agreements permit an individual clearing house to recognize a clearing firm's open positions at other participating clearing houses, and clearing firms are able to offset risks of positions held at one clearing house against those held at other participating clearing houses. This reduces the need for collateral deposits by the clearing firm. For example, our cross-margining program with the Options Clearing Corporation reduces performance bond requirements for our members by approximately $472 million a day. We have implemented cross-margining arrangements with the Government Securities Clearing Corporation and with the London Clearing House for certain London International Financial Futures and Options Exchange, or LIFFE, positions. We have also implemented a cross-margining arrangement with NYMEX in connection with our agreement to offer e-miNY energy futures. In addition, we have a mutual offset agreement with Singapore Derivatives Exchange, which has been in place since 1984 that allows a clearing firm of either exchange initiating trades in some interest rate products on either exchange to execute after-hours trades at the other exchange in those products, then transfer them back to the originating exchange. This mutual offset system enables firms to seamlessly execute trades at either exchange virtually 24 hours per day.

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

        At each settlement cycle, our clearing house values at the market price prevailing at the time, or marks to market, all open positions and requires payments from clearing firms whose positions have lost value and makes payment to clearing firms whose positions have gained value. Our clearing house marks-to-market all open positions at least twice a day, and more often if market volatility warrants. Marking-to-market provides both participants in a transaction with an accounting of their financial obligations under the contract.

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

        In the unlikely event of a payment default by a clearing firm, we would first apply assets of the clearing firm to cover its payment obligation. These assets include security deposits, performance bonds and any other available assets, such as the proceeds from the sale of Class A and Class B common stock and memberships of the clearing firm at our exchange owned by or assigned to the clearing firm. Thereafter, if the payment default remains unsatisfied, we would use our surplus funds, security deposits of other clearing firms and funds collected through an assessment against all other solvent clearing firms to satisfy the deficit. We have a secured, committed $500.0 million line of credit with a consortium of banks in order to provide additional liquidity to address a clearing firm payment default. The credit agreement requires us to pledge all clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in our IEF2 program. This line of credit may also be utilized if there is a temporary disruption with the domestic payments system that would delay settlement payments between our clearing house and clearing firms.

        The following shows the available assets of our clearing house at December 31, 2002 in the event of a payment default by a clearing firm:

CME Clearing House Available Assets
(in millions)

Aggregate Performance Bond Deposits by All Clearing Firms(1)	$27,360.5

Market Value of Pledged Shares/Memberships (minimum requirement per firm)(2)	$4.8
CME Surplus Funds(3)	171.6
Security Deposits of Clearing Firms(4)	869.2
Limited Assessment Powers(5)	2,390.5

Minimum Total Assets Available for Default	$3,436.1

(1)
Aggregate performance bond deposits by all clearing firms includes cash performance bond deposits of $1.79 billion and the value assigned by our exchange for securities deposited to satisfy performance bond requirements. This assigned value for securities is generally less than the fair market value of the securities deposited.

(2)
Each clearing firm is required to pledge to the clearing house specified trading rights, shares of our Class B common stock associated with those trading rights and a specified number of shares of our Class A common stock. These trading rights and shares become available to us in the event of a clearing firm default. The amount included in the table above represents the market value of the minimum number of trading rights and shares required to be pledged. Any trading rights or shares owned in excess of the minimum requirements are not included. The market value is based on the average of the bid and offer for the trading rights and associated shares at December 31, 2002.

(3)
CME surplus funds represent the amount of our working capital reduced by an amount necessary to support our short-term operations.

(4)
Security deposits of clearing firms include security deposits required of clearing firms but do not include any excess deposits held by our exchange at the direction of the clearing firms.

(5)
In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our surplus funds and the security deposits of non-defaulting firms, we have the right to assess all non-defaulting clearing members up to 2.75 times their existing security deposit requirements.

        Settlement, Collateral and Delivery Services.    We manage final settlement in all of our contracts, including cash settlement, physical delivery of selected commodities, and option exercises and assignments. Because some initial and maintenance performance bonds from clearing firms, as well as mark-to-market obligations on some of our contracts, are denominated in various foreign currencies, we offer multi-currency margin and settlement services. We also offer the Moneychanger Service to our clearing firms. This service provides members with access to overnight funds in various foreign currencies at competitive bid/ask spreads free of charge to satisfy the terms of a foreign currency denominated futures contract.

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

        In order to administer its system of financial safeguards efficiently, our clearing house has developed banking relationships with a network of major U.S. banks and banking industry infrastructure providers, such as the Society for Worldwide Interbank Financial Telecommunications, or SWIFT. Among the key services provided to our clearing house by these banks and service providers are a variety of custody, credit and payment services that support the substantial financial commitments and processes backing the guarantee of our clearing house to market participants.

        Investment Services.    In order to achieve collateral efficiencies for our clearing firms, we have also established our IEF program, money market funds managed by third party investment managers, to allow clearing firms to enhance the yields they receive on their performance bond collateral deposited with our clearing house. The first IEF was organized in 1997 as two limited liability companies. Interest earned, net of expenses, is passed on to participating clearing firms. The principal of the first IEF is guaranteed by us. The investment portfolio of these facilities is managed by two of the exchange's approved settlement banks, and eligible investments include U.S. Treasury bills and notes, U.S. Treasury strips and reverse repurchase agreements. The maximum average portfolio maturity is 90 days, and the maximum maturity for an individual security is 13 months. We believe that the market risk exposure relating to our guarantee is not material to the financial statements taken as a whole. In 2002, IEF2 was organized. IEF2 offers clearing firms the opportunity to invest cash performance bonds in shares of approved money market mutual funds. Dividends earned on these shares, net of fees, are solely for the account of the clearing firm on whose behalf the shares were purchased. The principal of IEF2 is not guaranteed by us. As of December 31, 2002, clearing firms had more than $12.2 billion in balances in IEF and IEF2 funds, as compared to $8.3 billion at December 31, 2001. Our clearing house earns fee income in return for providing this value-added service to our clearing firms.

        Our clearing house launched a securities lending program in 2001 using a portion of certain securities deposited to meet the proprietary performance bond requirements of our clearing firms. Under this securities lending program, we lend a security to a third party and receive collateral in the form of cash. The majority of the cash is then invested on an overnight basis to generate interest income. The related interest expense represents payment to the borrower of the security for the cash collateral retained during the duration of the lending transaction. Securities on loan are marked-to-market daily and compared to collateral received. The securities lending activity utilizes some of the securities deposited by clearing firms, one of which is a subsidiary of the bank used for executing this securities lending program. Proceeds from securities lending at December 31, 2002 were invested in a money market mutual fund administered by a subsidiary of this same bank or held in the form of cash.

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

        Speed, reliability, scalability, capacity and functionality are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. For example, to respond to customer requests and bring down the cost of trading for our European customers, we established a telecommunications hub in London in early 2002. In late September 2002, we also launched a remote data center to provide additional system capacity and redundancy for our trading and clearing technology. The remote data center features an entirely new network to enhance data base and order routing servers and to improve overall system performance and functionality. Our data centers support our customer interfaces, trading and execution systems, as well as clearing and settlement operations.

        The technology systems supporting our trading operations can be divided into four major categories:

Distribution	Technologies that support the ability of customers to access our trading systems from terminals through network access to our trading floor and/or electronic trading environments.
Order routing/order management	Technologies that control the flow of orders to the trading floor or electronic trading systems and that monitor the status of and modify submitted orders.
Trade matching (electronic market)	Technologies that aggregate submitted orders and electronically match buy and sell orders when their trade conditions are met.
Trading floor operations	Technologies that maximize market participants' ability to capitalize on opportunities present in both the trading floor and electronic markets that we operate.

        The GLOBEX electronic trading platform includes distribution, order routing, order management and trade matching technology. The modularity and functionality of GLOBEX enable us to selectively add products with unique trading characteristics onto the trading platform with minimal additional investment.

        The distribution technologies we offer differentiate our platform and bring liquidity and trading volume to our execution facilities. As of December 31, 2002, nearly 1,300 customers connected directly with us, and thousands more connected with us through 25 independent software vendors and data centers, as well as 28 clearing firms that have interfaces with our systems. Many of these customers connect through a dedicated private frame-relay network that is readily available, has wide distribution and provides fast connections in the Americas, Europe and Asia. Over the past year, we initiated efforts to provide additional access choices to customers, and in early 2001, implemented a Web-based, virtual private network solution, GLOBEX Trader-Internet, for our lower-volume customers. This added a low-cost alternative that was the first of its kind among major exchanges. In its first year of operations, we attracted approximately 275 users.

        In order routing and management, we offer a range of mechanisms and were among the first U.S. derivatives exchanges to fully implement the FIX 4.2 protocol—the standard order routing protocol used within the securities industry. In addition, our order routing and order management systems are capable of supporting multiple electronic trading match engines. This functionality gives us great latitude in the types of markets that we choose to serve.

        Several key technology platforms and standards are used to support these activities, including fault-tolerant Tandem systems, IBM mainframes, Sun Microsystems servers, HP and Dell PCs, Oracle and DB2 databases, Unix, Windows NT, Novell, Unicenter TNG software systems, TIBCO middleware and multi-vendor frame relay and virtual private network solutions.

        Our match engine is based upon the computerized trading and match software known as the NSC. We have a long-term license from Euronext-Paris, under which we have the ability to modify and upgrade the performance of the basic NSC system to optimize its performance to suit our needs. We have a fully trained development team that maintains, upgrades and customizes our version of the NSC system. For example, despite a large increase in trading volume, we reduced the average customer response time from 1.2 seconds at the beginning of 2002 to 0.3 seconds at year-end, allowing trades to be executed more quickly and consistently. The customized enhancements that we have developed address the unique trading demands of each marketplace that we serve. We continue to focus on performance features of the match engine and presently have multiple enhancements under development.

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

        SPAN is our sophisticated margining and risk management software. SPAN has now been adopted by 40 exchanges and clearing organizations worldwide. This software simulates the effects of changing market conditions on a complex portfolio and uses standard options pricing models to determine a portfolio's overall risk. SPAN then generates a performance bond requirement that typically covers 95% of price changes within a given historical period.

Strategic Relationships

        Tokyo Stock Exchange.    In October 2000, we signed a non-binding letter of intent to pursue a global alliance with the Tokyo Stock Exchange, with the goal of further developing our respective fixed-income and equity derivatives markets. In March 2002, we introduced S&P/TOPIX 150 stock index futures on our electronic GLOBEX platform during the hours they are not available on the Tokyo Stock Exchange.

        Mercado Oficial de Futuros y Opciones Financieros.    In 2000, we established an alliance with MEFF in an effort to expand our successful equity index franchise globally. MEFF is the official Spanish futures and options market. Through this partnership, derivatives on the European S&P index products are listed for trading on MEFF's electronic trading platform and cleared at our clearing house. By allowing MEFF to join our clearing house as a clearing firm, both CME and MEFF market participants can leverage their existing clearing relationships through participation in this product market.

        New York Mercantile Exchange.    We entered into an agreement in 2002 with NYMEX to introduce small-sized versions of key NYMEX energy futures contracts for trading on our GLOBEX electronic trading platform. The products, based on our successful E-mini stock index contracts, are called e-miNY energy futures and clear at the NYMEX clearing house. On June 17, 2002, e-miNY crude oil and natural gas futures contracts began trading. As part of the agreement, we now offer a cross-margining program, creating capital efficiencies for market professionals and proprietary accounts by calculating performance bond requirements based on specified positions in both markets. In addition, GLOBEX terminals are available to NYMEX market participants on the NYMEX trading floor, and other market participants are able to connect to GLOBEX through a variety of access channels. During the term of the agreement and for one year thereafter, we are generally prohibited, other than in cooperation with NYMEX, from providing for or facilitating electronic trading in futures or options on futures contracts on any underlying commodity (or index of such commodities) that is also the underlying commodity for a product listed for trading by NYMEX.

        Korea Futures Exchange.    In October 2002, we signed a non-binding memorandum of understanding with the Korea Futures Exchange to pursue joint business development initiatives in derivatives products.

        London Clearing House and LIFFE.    We have implemented a cross-margining arrangement with the London Clearing House and LIFFE, which was recently acquired by Euronext N.V. This cross-margining arrangement allows an individual clearing house to recognize a clearing firm's open positions at other participating clearing houses, and clearing firms are able to offset risks of positions held at one clearing house against those held at other participating clearing houses. Through this relationship, we provide cost savings to clearing firms and their affiliates who have positions in our Eurodollar contract and LIFFE's Euribor futures and options on futures contracts.

        Singapore Derivatives Exchange Ltd.    In 1984, we entered into a mutual offset agreement with the Singapore Derivatives Exchange. This relationship allows a clearing firm of either exchange initiating trades in some interest rate products on either exchange to execute after-hours trades at the other exchange in those products, then transfer them back to the originating exchange.

        Shanghai Futures Exchange.    In March 2003, we entered into a memorandum of understanding with the Shanghai Futures Exchange, or SHFE, to pursue joint business development initiatives in derivatives products. The agreement is the first of its kind between SHFE and a North American exchange.

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

        We advertise our products and our brand name to increase our trading volume. Our advertising strategy is twofold: to maintain awareness and familiarity among our institutional target customers and to generate awareness among our growing retail audience. Our primary method of advertising has been through print media, using both monthly trade magazines and daily business publications.

Competition

        Until the passage of the Commodity Futures Modernization Act of 2000, futures trading was generally required to take place on or subject to the rules of a federally designated contract market. The costs and difficulty of obtaining contract market designation, complying with applicable regulatory requirements, establishing efficient execution facilities and liquidity pools and attracting customers created significant barriers to entry. The Commodity Futures Modernization Act has eroded the historical dominance by the exchanges of futures trading in the United States by, among other things, permitting private transactions in most futures contracts and similar products and authorizing the use of electronic trading systems to conduct both private and public futures transactions. For a more detailed description of the regulation of our industry and the regulatory changes brought on by the Commodity Futures Modernization Act, see the section of this Annual Report on Form 10-K entitled "Item 1. Business—Regulatory Matters."

        These changing market dynamics have led to increasing competition in all aspects of our business and from a number of different domestic and international sources of varied size, business objectives and resources. We now face competition from other futures, securities and securities option exchanges; OTC markets and clearing organizations; consortia formed by our members and large market participants; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and other competitors.

        At year-end 2002, there were 57 futures exchanges located in 30 countries, including 11 futures exchanges in the United States. In early 2003, Eurex announced its intention to operate a registered U.S. derivatives exchange by the beginning of 2004. Because equity futures contracts are alternatives to underlying stocks and a variety of equity option and other contracts provide an alternative means of obtaining exposure to the equity markets, we also compete with securities and options exchanges, including the New York Stock Exchange and CBOE, dealer markets such as NASDAQ and alternative trading systems such as Instinet.

        OTC markets for foreign exchange and fixed-income derivatives products also compete with us. The largest foreign exchange markets are operated primarily as electronic trading systems. Two of the largest of these, operated by Electronic Broking Services and Reuters plc, serve primarily professional foreign exchange trading firms. Additional electronic platforms designed to serve corporate foreign exchange users are beginning to emerge. Two of these are operated by consortia of interdealer and interbank market participants. A third is a proprietary trading system. These systems present significant potential competitive challenges to the growth of our foreign exchange futures markets.

        The OTC fixed-income derivatives market is by far the largest fixed-income derivatives marketplace. The OTC market consists primarily of interbank and interdealer market participants. There is currently no single liquidity pool in the OTC fixed-income derivatives market that is comparable to our Eurodollar markets. The OTC market for fixed-income derivatives products has traditionally been limited to more customized products, and the large credit exposures created in this market and the absence of clearing facilities have limited participation to the most creditworthy institutional participants. However, the size of this market and technology-driven developments in electronic trading and clearing facilities, as well as regulatory changes implemented by the Commodity Futures Modernization Act, increase the likelihood that one or more substantial liquidity pools will emerge in the future in the OTC fixed-income derivatives market.

        Other emerging competitors include consortia owned by firms that are members of our exchange, and large market participants also may become our competitors. For example, BrokerTec Global LLC, or BrokerTec, an electronic interdealer fixed-income broker whose members include Citigroup, Credit Suisse First Boston, Deutsche Bank AG, Goldman Sachs Group, J.P. Morgan Chase, Lehman Brothers, Merrill Lynch & Co., Morgan Stanley and UBS Warburg, is a significant intermediary in the market for U.S. Treasury securities, Euro-denominated sovereign debt and other fixed-income securities and repurchase transactions involving those securities. In addition, in 2002, BrokerTec launched an electronic futures exchange and clearing house for futures contracts on U.S. Treasury securities and may list futures on other fixed-income instruments in the future. All of the members of BrokerTec are currently our member firms or affiliates of our member firms and include many of the most significant participants in our Eurodollar and S&P 500 futures markets. In January 2003, BrokerTec agreed to sell the majority of its trading operations to ICAP plc. The acquisition is expected to be completed in the spring of 2003.

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

        We also face a threat of trading volume loss if a significant number of our traditional participants decide to trade futures or similar products among themselves without using any exchange or specific trading system. The Commodity Futures Modernization Act allows nearly all of our largest customers to transact futures or similar products directly with each other. While those transactions raise liquidity and credit concerns, they may be attractive based on execution costs, flexibility of terms, negotiability of margin or collateral deposits, or other considerations. Additionally, changes under the Commodity Futures Modernization Act permitting the establishment of stand-alone clearing facilities for futures and OTC derivatives transactions will facilitate the mitigation of credit-risk concentrations arising from such transactions.

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

  •
  reputation.

        We believe that we compete favorably with respect to these factors, and that our deep, liquid markets; breadth of product offerings; rate and quality of new product development; and efficient, secure settlement, clearing and support services distinguish us from our competitors. We believe that in order to maintain our competitive position, we must continue to develop new and innovative products; enhance our technology infrastructure, including its reliability; and maintain liquidity and low transaction costs.

        We expect competition in our businesses to intensify as potential competitors expand into our markets, particularly as a result of technological advances and the Commodity Futures Modernization Act and other changes introduced by the Commodity Futures Trading Commission, or CFTC, that have reduced the regulatory requirements for the development and entry of products and markets that are competitive with our own. Additional factors that may intensify competition in the future include: an increase in the number of for-profit exchanges; the consolidation of our customer base or intermediary base; an increased acceptance of electronic trading and electronic order routing by our customer base; and the increasing ease and falling cost of other exchanges leveraging their technology investment and electronic distribution to enter new markets and list the products of other exchanges.

        In addition to the competition we face in our derivatives business, we face a number of competitors in our business services and transaction processing business, including:

  •
  other exchanges and clearing houses seeking to leverage their infrastructure; and

  •
  technology firms, including front-end developers, back-office processing systems firms and match engine developers.

        We believe competition in the business service and transaction processing market is based on, among other things, the cost of the services provided, quality and reliability of the services, timely delivery of the services, reputation and value of linking with existing products, markets and distribution.

Regulatory Matters

        The Commodity Exchange Act, the scope of which was significantly expanded in 1974, subjected us to comprehensive regulation by the CFTC. Under the 1974 amendments, the CFTC was granted exclusive jurisdiction over futures contracts (and options on such contracts and on commodities). Such contracts were generally required to be traded on regulated exchanges known as contract markets. The Commodity Exchange Act placed our business in a heavily regulated environment but imposed significant barriers to unregulated competition.

        Between 1974 and December 2000, the barriers against unregulated competitors were eroded. The Commodity Exchange Act's exchange trading requirement was modified by CFTC regulations and interpretations to permit privately negotiated swap contracts meeting specified requirements to be transacted in the OTC market. At June 30, 2002, according to data from the Bank for International Settlements, the total estimated notional amount of outstanding OTC derivatives contracts was nearly $128 trillion compared to nearly $23.4 trillion for exchange-traded futures and options contracts. The CFTC exemption and interpretations under which the OTC derivatives market operated precluded the OTC market from using exchange-like electronic transaction systems and clearing facilities.

        The Commodity Futures Modernization Act, which became effective on December 21, 2000, significantly altered the regulatory landscape and may have important competitive consequences. This legislation greatly expanded the freedom of regulated markets, like ours, to innovate and respond to competition. It also permits us to offer a previously prohibited set of products—single stock futures and futures on narrow-based indexes of securities. The provisions that permit us to trade these security futures products require a novel sharing of jurisdiction between the CFTC and the SEC. Exchange trading of these security futures products is subject to more burdensome regulation than our other futures products. For example, in order to trade these products, we are required to "notice register" with the SEC as a special purpose national securities exchange solely for the purpose of trading security futures products, and the SEC is authorized to review some of our rules relating to these security futures products. Our members trading those products are subject to registration requirements and duties and obligations to customers under the securities laws that do not pertain to their other futures business.

        The Commodity Futures Modernization Act excluded or exempted many of the activities of our non-exchange competitors from regulation under the Commodity Exchange Act. The Commodity Futures Modernization Act created broad exclusions and exemptions from the Commodity Exchange Act that permit derivatives contracts, which may serve the same or similar functions as the contracts we offer, to be sold in the largely unregulated OTC market, including through electronic trading facilities.

        Additionally, the Commodity Futures Modernization Act permits SEC-regulated and bank clearing organizations to clear a broad array of derivatives products in addition to the products that such clearing organizations have traditionally cleared. The Commodity Futures Modernization Act also permits banks and broker-dealers, and some of their affiliates, to offer and sell foreign exchange futures to retail customers without being subject to regulation under the Commodity Exchange Act.

        The Commodity Futures Modernization Act created a new flexible regulatory framework for us in our capacity as a CFTC registrant, and eliminated many prescriptive requirements of the Commodity Exchange Act and CFTC in favor of more flexible core principles. For instance, CFTC-regulated exchanges may now list new contracts and adopt new rules without prior CFTC approval under self-certification procedures, permitting more timely product launch and modification.

        For regulated markets, the Commodity Futures Modernization Act creates a new three-tiered regulatory structure. The degree of regulation is related to the characteristics of the product and the type of customer that has direct or indirect access to the market, with retail customer markets being subject to greater regulation. The new three-tiered regulatory structure is as follows:

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

        Our existing market, which trades a broad range of products and permits intermediaries to represent unsophisticated customers, is subject to the most thorough oversight as a designated contract market. The Commodity Futures Modernization Act permits us to organize markets that are subject to lesser regulation depending on the types of products traded and the types of traders. Markets can be organized that trade only products that are unlikely to be susceptible to manipulation and permit direct trading only among institutional participants in order to achieve a less intrusive degree of oversight.

        The Commodity Futures Modernization Act also provides for regulation of derivatives clearing organizations (DCOs), like our clearing house, separately from the exchanges for which they clear contracts and permits DCOs to clear a range of OTC-traded products in addition to products traded on an exchange. The Commodity Futures Modernization Act requires a DCO that clears for a registered futures exchange to register with the CFTC. However, our clearing house was deemed to be registered by reason of its activities prior to enactment of the Commodity Futures Modernization Act. A DCO may accept for clearing any new contract or may adopt any new rule or rule amendment by providing to the CFTC a written certification that the new contract, rule or rule amendment complies with the Commodity Exchange Act. Alternatively, the DCO may request that the CFTC grant prior approval to any contract, rule or rule amendment, and the CFTC must grant approval within 75 days unless the CFTC finds that the proposed contract, rule, or rule amendment would violate the Commodity Exchange Act.

        From time to time it is proposed in Congress that federal financial markets regulators should be consolidated, including a possible merger between the CFTC and the SEC. While those proposals have not been adopted to date, the perceived convergence of product lines offered on the securities and commodity exchanges could make adoption more likely. To the extent the regulatory environment following such consolidation is less beneficial for us, our business, financial condition and operating results could be negatively affected.

        From time to time it is proposed in the President's budget that a transaction tax be imposed on futures and options on futures transactions. While those proposals have not been adopted to date, except for a per-contract fee on single stock futures and futures on narrow-based stock indexes, the imposition of any such tax could increase the cost of using our products and, consequently, our business, financial condition and operating results could be negatively affected.

Our Members

        As a result of our conversion into a for-profit corporation in the fall of 2000, individuals and entities who, at the time, were members and owned trading rights on our exchange became the owners of all of the outstanding equity of CME. In our reorganization into a holding company structure, CME shareholders exchanged their shares for shares of CME Holdings. CME shareholders that were members and owned trading rights on our exchange retained them after the merger. Owners of trading rights on our exchange owned, of record, approximately 81% of our outstanding Class A common stock as of December 31, 2002. CME members can execute trades for their own accounts or for the accounts of customers of clearing firms. Members who trade for their own account, including those who lease trading rights, qualify for lower transaction fees in recognition of the market liquidity that their trading activity provides. These members also benefit from market information advantages that may accrue from their proximity to activity on the trading floors. Generally, member customers are charged lower fees than our non-member customers. In 2002, our members were responsible for approximately 78% of our total trading volume. There are four divisions of membership at our exchange: the Chicago Mercantile Exchange, or CME, division; the International Monetary Market, or IMM, division; the Index and Option Market, or IOM, division; and the Growth and Emerging Markets, or GEM, division. Each membership division has different trading rights. Membership applicants planning to access the trading floor are subject to a review and approval process prior to becoming members and obtaining trading rights. We also have individual trading members and clearing firms.

        Membership in our exchange entitles members to appear on the floor of the exchange during business days and act as a floor broker and/or floor trader executing trades in the appropriate contracts that correlate with their membership division. Applicants for membership on our exchange are required to be of good moral character, reputation and business integrity. They must also have adequate financial resources and credit to assume the responsibilities and privileges of membership. All members must understand the rules and regulations of our exchange and agree to abide by them. Additionally, they must comply with the provisions of the Commodity Exchange Act and the rules and regulations issued by the CFTC.

        Our exchange is a self-regulatory organization subject to the oversight of the CFTC. Members submit to the jurisdiction of our exchange rules. Our Division of Market Regulation is the investigative and enforcement arm of our exchange with regard to our exchange rules. Members who are found to have violated a rule can be subject to sanctions such as fines, trading suspensions and/or expulsion from our exchange. Changes to our rules must be approved by our Board of Directors. Some rule changes are subject to CFTC approval prior to their implementation. In addition, members receive prior notice of a new rule or amendment before it becomes effective through various publications.

        Under the terms of our certificate of incorporation, our members, as Class B shareholders, have the ability to protect their rights to trade on our exchange by means of special approval rights over changes to the operation of our markets and are entitled to elect six of the 20 directors on our Board. In particular, our certificate of incorporation grants the holders of our Class B common stock the right to approve any changes to the trading floor rights, access rights and privileges that a member has, the number of memberships in each membership class and the related number of authorized shares in each class of Class B common stock and the eligibility requirements to exercise trading rights or privileges. Class B shareholders must approve any changes to these special rights.

        Our Shareholder Relations and Membership Services Department maintains an auction market for individual trading rights and for trading rights bundled with their associated restricted Class A-1, A-2, A-3 and A-4 shares. Prospective purchasers sign and file with the department a "Bid to Purchase" form which must be guaranteed by either a clearing firm or accompanied by a certified or cashier's check. The department posts bids, offers and last trade prices for purchase of trading rights and for trading rights bundled with their associated restricted Class A-1, A-2, A-3 and A-4 shares. The department then matches the highest bid to buy with the lowest offer to sell.

Other Business Relationships and Subsidiaries

        GFX Corporation.    GFX Corporation, a wholly owned subsidiary of CME, was established in 1997 for the purpose of maintaining and creating liquidity in our foreign exchange futures contracts. GFX expanded its business model in 2002 to allow for the trading of interest rate products. GFX accounted for 0.7%, 1.0% and 2.4% of our consolidated net revenues in 2002, 2001 and 2000, respectively. Experienced foreign exchange and interest rate traders employed by GFX buy and sell our foreign exchange and interest rate futures contracts using our GLOBEX system. They limit risk from these transactions through offsetting transactions using futures contracts and spot foreign exchange transactions with approved counterparties in the interbank market.

        CME Trust.    The Chicago Mercantile Exchange Trust, or the CME Trust, was established in 1969 to provide financial assistance, on a discretionary basis, to customers of any clearing firm that becomes insolvent. We funded the CME Trust through tax-deductible contributions until June 1996. The CME Trust had approximately $57.8 million, $55.4 million and $52.0 million in net assets as of December 31, 2002, 2001 and 2000, respectively, as a result of contributions, investment income and the absence of any distributions. Trustees of the CME Trust, who are also members of our Board of Directors, have discretion to use the CME Trust to satisfy customer losses in the event a clearing firm fails to or is in such severe financial condition that it cannot meet a customer's obligations, provided that the customer's losses are related to transactions in our contracts. No outside parties, including CME, have any residual interest in the assets of the CME Trust.

Licensing Agreements

        Standard & Poor's.    We have had a licensing arrangement with Standard & Poor's Corporation since 1980. In 1997, all of our previous licensing agreements with Standard & Poor's were consolidated into one agreement that terminates on December 31, 2013 and includes a clause to negotiate potential extensions in good faith. Under the terms of the agreement, S&P granted us a license to use certain S&P stock indexes and the related trade names, trademarks and service marks in connection with the creation, marketing, trading, clearing and promoting of futures and/or options contracts that are indexed to certain S&P stock indexes. The license is exclusive until December 31, 2008 for S&P stock indexes licensed to us and listed by us prior to September 24, 1997. For contracts granted before September 24, 1997 but not listed before September 24, 1997, the licenses are exclusive for one year with possible extensions, and, once listed, the license will be exclusive upon meeting a certain minimum average trading volume or payment of a fee by us. For contracts granted and listed after September 24, 1997, and upon which we have listed indexed contracts for trading within one year of the grant date, the licenses are exclusive for two years after listing, after which they may be made exclusive for the remainder of the term of the agreement upon meeting a certain minimum average trading volume or payment of a fee by us. These licenses become non-exclusive in the event we and S&P do not agree on an extension or we list certain competitive contracts. We have a right of first refusal for stock indexes not licensed under the license agreement as of September 24, 1997 and that are developed solely by S&P before and during the term of the license agreement. We pay S&P a per trade fee and have made certain lump sum payments in accordance with the terms of our agreement. If S&P discontinues compilation and publication of any license or index, we may license, on a non-exclusive and royalty-free basis, the information regarding the list of companies, shares outstanding and divisors for that index or terminate the obligations regarding the index.

        NASDAQ.    We have had a licensing arrangement with The NASDAQ Stock Market, Inc. since 1996 to license the NASDAQ-100 Index and related trade names, trademarks and service marks. The license was exclusive for the first three-and-a-half years after trading of the NASDAQ-100 futures contracts began on April 10, 1996, and remains exclusive subject to the maintenance of certain trading volumes in the NASDAQ-100 futures contracts and options on those contracts. The exclusivity of the license means that NASDAQ will not grant a license to use the NASDAQ-100 Index in connection with the trading, marketing and promotion of futures contracts and options on those contracts that would be traded on any commodity exchange between 9:30 a.m. and 4:15 p.m. Eastern Standard Time or any time during the day on a commodity exchange located in the Western Hemisphere. The exclusivity is also subject to the ability of NASDAQ to allow NASDAQ-100 futures contracts to be traded on any markets that it owns or operates. We have paid a lump sum fee to NASDAQ and pay per trade fees as well. Our NASDAQ-100 license agreement will continue until April 10, 2006, with five-year extensions unless either party gives notice of termination at least 120 days prior to the end of the current period.

        NSC.    Our license agreement for the NSC software was signed with Paris BourseSBF SA in 1997, and it continues until 2022. The agreement was assigned by Paris BourseSBF SA to Euronext N.V. in 1997. Under the terms of the agreement, Euronext N.V. granted us a nonexclusive license to use the NSC software for the trading of our products and the products of certain other exchanges. The agreement also allows us to specify modifications and enhancements to the NSC software prior to delivery to be made by Paris BourseSBF SA. In addition, we have the right to use our GLOBEX trademark in conjunction with our operation of the electronic trading system based on NSC software. In consideration for the license of the NSC software, we granted Euronext N.V. a license to use and modify CLEARING 21. In December 2002, we acquired the right to offer application service provider, or ASP, services to third parties using the NSC software. We also had a maintenance and development agreement with Euronext N.V., which expired at the end of 2001, under which we paid annual amounts and per day fees for certain services.

Intellectual Property

        We regard substantial elements of our brand name, marketing elements and logos, products, market data, software and technology as proprietary. We attempt to protect these elements by relying on trademark, service mark, copyright and trade secret laws, restrictions on disclosure and other methods. For example, with respect to trademarks, we have registered marks in more than 20 countries. We have filed patent applications to protect our technology. Our rights to stock indexes for our futures products principally derive from license agreements that we have obtained from Standard & Poor's, NASDAQ, and other exchanges and institutions. For a more detailed discussion of these licenses, see the section of this Annual Report on Form 10-K entitled "Item 1. Business—Licensing Agreements."

        We regularly review our intellectual property to identify property that should be protected, the extent of current protection for that property and the availability of additional protection. We believe our various trademarks and service marks have been registered or applied for where needed. We also seek to protect our software and databases as trade secrets and under copyright law. We have copyright registrations for certain of our software, user manuals, and databases. Recent legal developments allowing patent protection for methods of doing business hold the possibility of additional protection, which we are examining.

        Patents of third parties may have an important bearing on our ability to offer certain of our products and services. It is possible that, from time to time, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property that is material to our business.

Employees

        As of December 31, 2002, we had 1,156 employees. We consider relations with our employees to be good. We have never experienced a work stoppage. We are not a party to any collective bargaining agreement. However, we employ eight engineers who are associated with the International Union of Operating Engineers, Local 399, AFL-CIO.

Available Information

        Our Web site is www.cme.com. Information made available on our Web site does not constitute part of this document. We make available free of charge on our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the United States Securities and Exchange Commission.

Certain Factors that May Affect Our Business

        In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business.

Our shareholders who are members and own trading rights on our exchange, and who may have interests that differ from or conflict with those of shareholders who are not also members, currently own substantially all of our voting stock. Shareholders who own trading rights on our exchange account for 17 of the 20 directors on our Board and currently control the election of all directors. Our dependence on the trading and clearing activities of our members, combined with their ability to control the election of directors, enables them to exert substantial influence over the operation of our business.

        As of December 31, 2002, we estimated that our shareholders who own trading rights on our exchange together owned, of record, shares representing approximately 81% of our outstanding Class A common stock. As a result, they, if voting in the same manner, control all matters submitted to our shareholders for approval, including electing directors and approving changes of control. As of December 31, 2002, 17 of the 20 directors on our Board owned or were officers or directors of others who own memberships on our exchange. In addition, we are dependent on the revenues from the trading and clearing activities of our members. This dependence also gives them substantial influence over how we operate our business.

        Many of our trading members and clearing firms derive a substantial portion of their income from their trading or clearing activities on or through our exchange. In addition, trading rights on our exchange have substantial independent value. The amount of income that members derive from their trading or clearing activities and the value of their trading rights are, in part, dependent on the fees they are charged to trade, clear and access our markets and the rules and structure of our markets. Our trading members, many of whom act as floor brokers and floor traders, benefit from trading rules, membership privileges and fee discounts that enhance their open outcry trading opportunities and profits. Our predominantly electronic trading members benefit from fee discounts and transaction fee caps that enhance their electronic trading opportunities and profits. Our clearing firms benefit from all of the foregoing, as well as decisions that increase electronic trading, which over time, will reduce their costs of doing business on our exchange. As a result, holders of our Class A common stock may not have the same economic interests as our members. In addition, our members may have differing interests among themselves depending on the role they serve in our markets, their method of trading and the products they trade. Consequently, members may advocate that we enhance and protect their clearing and trading opportunities and the value of their trading privileges over their economic interest in us represented by Class A common stock they own.

        The share ownership of our members, in combination with their Board representation rights and charter provision protections described in the immediately following risk factor, could be used to influence how our business is changed or developed, including how we address competition and how we seek to grow our volume and revenue and enhance shareholder value.

Our certificate of incorporation grants special rights to holders of Class B common stock, which protects their trading rights and give them special Board representation, and requires that we maintain open outcry trading until volumes are not significant.

        Under the terms of our certificate of incorporation, our Class B shareholders have the ability to protect their rights to trade on our exchange by means of special approval rights over changes to the operation of our markets. In particular, these provisions include a grant to the holders of our Class B common stock of the right to approve any changes to:

  •
  the trading floor rights;

  •
  access rights and privileges that a member has;

  •
  the number of memberships in each membership class and the related number of authorized shares of each class of Class B common stock; and

  •
  the eligibility requirements to exercise trading rights or privileges.

        Our Class B shareholders are also entitled to elect six of the 20 directors on our Board. As the transfer restrictions on shares of Class A common stock held by Class B shareholders terminate over time, Class B shareholders will continue to have these Board representation rights, even if their Class A share ownership interest is very small.

        Our certificate of incorporation also includes a provision requiring us to maintain open outcry floor trading on our exchange for a particular traded product as long as the open outcry market is "liquid." Our certificate of incorporation requires us to maintain a facility for conducting business, disseminating price information, clearing and delivery and to provide reasonable financial support for technology, marketing and research for open outcry markets. Our certificate of incorporation provides specific tests as to whether an open outcry market will be deemed liquid, as measured on a quarterly basis. If a market is deemed illiquid as a result of a failure to meet any of these tests, our Board will determine whether or not that market will be closed.

We only recently began operating as a for-profit company and have a limited operating history as a for-profit company. Accordingly, our historical and recent financial and business results may not be representative of what they may be in the future.

        We have only operated as a for-profit company with private ownership interests since November 13, 2000. We have a limited operating history as a for-profit business on which you can evaluate our management decisions, business strategy and financial results. As a result, our historical and recent financial and business results may not be representative of what they may be in the future. We are subject to risks, uncertainties, expenses and difficulties associated with changing and implementing our business strategy that are not typically encountered by established for-profit companies. The major U.S. futures exchanges have operated historically as mutual, membership organizations. There is little history or experience in operating an exchange as a for-profit corporation upon which we can draw. As a not-for-profit company, our business strategy and fee structure were designed to provide profit opportunities for our members. We targeted profit levels that provided sufficient levels of working capital. Today, our for-profit initiatives are designed to increase our revenues, make us profitable, optimize volume and liquidity and create operating efficiencies. These initiatives may not yield the benefits or efficiencies we expect. For example, fee increases, volume and member discounts and new access rules to our markets may not separately result in higher revenues and profits or greater volume or liquidity in our markets. As a result, we may not be able to operate effectively as a for-profit corporation. It is possible that we may incur significant operating losses in the future and that we may not be able to achieve or sustain long-term profitability.

Our business is subject to the impact of domestic and international market and economic conditions, many of which are beyond our control and could significantly reduce our trading volumes and make our financial results more volatile.

        We generate revenues primarily from our trade execution services, clearing services and market data and information services. We expect to continue to do so for the foreseeable future. Each of these revenue sources is substantially dependent on the trading volume in our markets. Our trading volume is directly affected by U.S. domestic and international factors that are beyond our control, including:

  •
  economic, political and market conditions;

  •
  broad trends in industry and finance;

  •
  changes in levels of trading activity, price levels and price volatility in the derivatives markets and in underlying fixed-income, equity, foreign exchange and commodity markets;

  •
  legislative and regulatory changes;

  •
  competition;

  •
  changes in government monetary policies and foreign exchange rates;

  •
  consolidation in our customer base and within our industry; and

  •
  inflation.

        Any one or more of these factors may contribute to reduced activity in our markets. Our recent operating results and trading volume have been favorably impacted by global and domestic economic and geopolitical uncertainty. This is because our customers have sought to hedge or manage the risks associated with volatility in the U.S. equity markets, fluctuations in interest rates and price changes in the foreign exchange and commodities markets. The future economic environment will be subject to periodic downturns, including possible recession and lower volatility in financial markets, and may not be as favorable as it has been in recent years. As a result, period-to-period comparisons of our financial results are not necessarily meaningful. Trends less favorable than those of recent periods could result in decreased trading volume, decreased capital formation and a more difficult business environment for us. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.

Our operating results are subject to significant fluctuations due to seasonality and a number of other factors. As a result, you will not be able to rely on our operating results in any particular period as an indication of our future performance.

        A number of factors beyond our control may contribute to substantial fluctuations in our operating results—particularly in our quarterly results. In the three years prior to 2001, we experienced relatively higher volume during the first and second quarters, and we generally expect that the third quarter will have lower trading volume. This trend was not evident in 2001 or 2002 in part because of the volatility of interest rates and U.S. equities in the third quarter in each of those years. As a result of seasonality and the factors described in the preceding risk factors, you will not be able to rely on our operating results in any particular period as an indication of our future performance. If we fail to meet securities analysts' expectations regarding our operating performance, the price of our Class A common stock could decline substantially.

Our cost structure is largely fixed. If we are unable to reduce our costs if our revenues decline, our profitability will be adversely affected.

        Our cost structure is largely fixed. We base our cost structure on historical and expected levels of demand for our products and services. If demand for our products and services and our resulting revenues decline, we may not be able to adjust our cost structure on a timely basis. In that event, our profitability will be adversely affected.

The global trend toward electronic trading may divert volume away from our open outcry trading facilities. Our revenues, profits and stock price will be adversely affected if we experience reductions in our open outcry trading volume that are not offset by increases in our electronic trading volume.

        Both newly formed organizations and established exchanges are increasingly employing trading systems that provide fast, low-cost execution of trades by matching buyers and sellers electronically. These organizations are attracting order flow away from some traditional open outcry trading markets. Many market participants believe that these electronic trading systems represent a threat to the continued viability of the open outcry method of trading. Some major European and Asian futures exchanges have closed their traditional open outcry trading facilities and replaced them entirely with electronic systems. Although we offer an electronic trading system, currently approximately 50% of our revenues from clearing and transaction fees are generated by open outcry trading. Reductions in our open outcry trading volume that are not offset by increases in our electronic trading volume would have a material adverse effect on our revenue, earnings and stock price.

The success of our markets will depend on our ability to complete development of and successfully implement electronic marketplaces that have the functionality, performance, reliability, speed and liquidity required by customers.

        The future success of our business depends in large part on our ability to create interactive electronic marketplaces in a wide range of derivatives products that have the required functionality, performance, reliability, speed and liquidity to attract and retain customers. A significant portion of our current overall volume is generated through electronic trading of our E-mini S&P 500 and E-mini NASDAQ-100 products. However, during 2002, approximately 63% of our volume and approximately 50% of our clearing and transaction fees revenue was generated through our open outcry trading facilities. Most of that open outcry volume is related to trading in Eurodollar contracts. Until recently, our electronic functionality has not been capable of accommodating the complex trading strategies typically used for trading our Eurodollar contracts. As a result, our electronic trading facilities for these products have met with limited success. We recently implemented a new electronic system upgrade called Eagle. This software is designed to provide the required functionality to replicate electronically some of the trading strategies used by open outcry Eurodollar traders. We are currently developing additional functionality to accommodate more Eurodollar trading strategies. We may not complete the development of or successfully implement the required electronic functionality for our Eurodollar marketplace. Moreover, our Eurodollar customers may not accept our electronic trading systems. In either event, our ability to increase our electronic Eurodollar trading volume would be adversely affected. In addition, if we are unable to develop our electronic trading systems to include other products and markets, or if our electronic marketplaces do not have the required functionality, performance, reliability, speed and liquidity, we may not be able to compete successfully in a new environment that we expect to be increasingly dominated by electronic trading.

We maintain the simultaneous operation of open outcry trading and electronic trade execution facilities, which may, over time, prove to be inefficient and costly and ultimately adversely affect our profitability.

        Currently, we maintain both open outcry trade execution facilities and electronic trade execution facilities. For some products, we maintain side-by-side trading facilities for both open outcry and electronic trading. We are obligated, through the inclusion of provisions in our certificate of incorporation, to maintain the operation of our open outcry trading facilities until the trading volumes in them are not significant. If we continue to operate both trading facilities for the same product, liquidity of markets on each may be less than the liquidity of competing markets on a unified trading platform. In addition, it may be expensive to continue operating two trading systems for the same product. We may incur substantial expenses and experience delays because of our efforts to create trading links between the separate trading platforms to facilitate trading on both systems. Any loss of efficiency or increase in time to market of new or improved products could be detrimental to our business. In addition, we may expend resources on the maintenance of our open outcry facilities that could be more efficiently used to develop our capacity and reduce our costs in the increasingly competitive market for electronic trading facilities.

The development of our electronic trading facilities exposes us to risks inherent in operating in the new and evolving market for electronic transaction services. If we do not successfully develop our electronic trading facilities, or if our customers do not accept them, our revenues, profits and stock price will be adversely affected.

        We must further develop our electronic trading facilities to remain competitive. As a result, we will continue to be subject to risks, expenses and uncertainties encountered in the rapidly evolving market for electronic transaction services. These risks include our failure or inability to:

  •
  provide reliable and cost-effective services to our customers;

  •
  develop, in a timely manner, the required functionality to support electronic trading in some of our key products in a manner that is competitive with the functionality supported by other electronic markets;

  •
  match fees of our competitors that offer only electronic trading facilities;

  •
  increase the number of trading and order routing terminals capable of sending orders to our floor and to our electronic trading system;

  •
  attract independent software vendors to write front-end software that will effectively access our electronic trading system and automated order routing system;

  •
  respond to technological developments or service offerings by competitors; and

  •
  generate sufficient revenue to justify the substantial capital investment we have made and will continue to make to develop our electronic trading facilities.

        If we do not successfully develop our electronic trading facilities, or our current or potential customers do not accept them, our revenues, profits and stock price will be adversely affected.

Our market data fees may be reduced or eliminated by the growth of electronic trading and electronic order entry systems. If we are unable to offset that reduction through terminal usage fees or transaction fees, we will experience a reduction in revenue.

        Electronic trading systems do not usually impose separate charges for supplying market data to trading terminals. If we do not separately charge for market data supplied to trading terminals, and trading terminals with access to our markets become widely available, we would lose quote fee revenue from those who have access to trading terminals. We will experience a reduction in our revenues if we are unable to recover that lost quote fee revenue through terminal usage fees or transaction fees.

Our change to a for-profit company may cause members to seek alternative trading venues and products and negatively impact the liquidity of our markets and our trading volume.

        The trading activities of our members accounted for approximately 78% of our trading volume during 2002. When we became a for-profit company, we changed the role of our members in the operation of our business. We eliminated many member-dominated committees or converted them into advisory bodies. We gave our professional staff greater decision-making responsibilities. Subject to the oversight of our Board of Directors, our management is charged with making decisions that are designed to enhance shareholder value, which may lead to decisions or outcomes with which our members disagree. These changes may make us less attractive to our members and encourage them to conduct their business at, or seek membership in, another exchange or to trade in equivalent products among themselves on a private, bilateral basis. A material decrease in member trading activity would negatively impact liquidity and trading volume in our products and reduce our revenues. A loss or material reduction in the number of our clearing firms and the capital they provide to guarantee their trades and the trades of their customers would also diminish the strength and attractiveness of our clearing house and our markets.

        Despite our governance changes, our dependence on our members gives them substantial influence over how we operate our business. Members could use their ownership of Class A and Class B common stock, and ability to elect our Board of Directors, to change or modify our policies or business practices with which they do not agree.

Our trading volume, and consequently our revenues and profits, would be adversely affected if we are unable to retain our current customers or attract new customers to our exchange.

        The success of our business depends, in part, on our ability to maintain and increase our trading volume. To do so, we must maintain and expand our product offerings, our customer base and our trade execution alternatives. Our success also depends on our ability to offer competitive prices and services in an increasingly price sensitive business. In addition, our success depends on our ability to increase the base of individual customers who trade our products. We cannot assure you that we will be able to continue to expand our product lines, or that we will be able to retain our current customers or attract new customers. We also cannot assure you that we will not lose customers to low-cost competitors with comparable or superior products, services or trade execution facilities. If we fail to expand our product offerings or execution facilities, or lose a substantial number of our current customers, or are unable to attract new customers, our business will be adversely affected.

We face intense competition from other companies, including some of our members. If we are not able to successfully compete, our business will not survive.

        The derivatives, securities and financial services industries are highly competitive. We expect that competition will intensify in the future. Our current and prospective competitors, both domestically and around the world, are numerous. They include securities and securities option exchanges, futures exchanges, over-the-counter, or OTC, markets, clearing organizations, market data and information vendors, electronic communications networks, crossing systems and similar entities, consortia of large customers, consortia of some of our clearing firms and electronic brokerage and dealing facilities. We believe we may also face competition from large computer software companies and media and technology companies. The number of businesses providing Internet-related financial services is rapidly growing. Other companies have entered into or are forming joint ventures or consortia to provide services similar to those provided by us. Others may become competitive with us through acquisitions. Recent changes in federal law allow institutions that have been major participants on our exchange to trade the same or similar products among themselves without utilizing any exchange or trading system. Many of our competitors and potential competitors have greater financial, marketing, technological and personnel resources than we do. These factors may enable them to develop similar products, to provide lower transaction costs and better execution to their customers and to carry out their business strategies more quickly and efficiently than we can. In addition, our competitors may:

  •
  respond more quickly to competitive pressures due to their corporate governance structures, which may be more flexible and efficient than our corporate governance structure;

  •
  develop products that are preferred by our customers;

  •
  develop risk transfer products that compete with our products;

  •
  price their products and services more competitively;

  •
  develop and expand their network infrastructure and service offerings more efficiently;

  •
  utilize better, more user-friendly and more reliable technology;

  •
  take greater advantage of acquisitions, alliances and other opportunities;

  •
  more effectively market, promote and sell their products and services;

  •
  better leverage existing relationships with customers and alliance partners or exploit better recognized brand names to market and sell their services; and

  •
  exploit regulatory disparities between traditional, regulated exchanges and alternative markets that benefit from a reduced regulatory burden and lower-cost business model.

        If our products, markets and services are not competitive, our business, financial condition and operating results will be materially harmed. In addition, even if new entrants do not significantly erode our market share, we may be required to reduce our fees significantly to remain competitive, which could have a material adverse effect on our profitability.

The enactment of the Commodity Futures Modernization Act will increase competition and enable many of our customers to trade futures contracts other than on exchanges. These events could result in lower trading volume, revenue and profits.

        Our industry has been subject to several fundamental regulatory changes, including changes in the statute under which we have operated since 1974. The Commodity Exchange Act generally required all futures contracts to be executed on an exchange that has been approved by the CFTC. The exchange trading requirement was modified by CFTC regulations and interpretations to permit privately negotiated swap contracts to be transacted in the over-the-counter, or OTC, market. The CFTC exemption under which the OTC derivatives market operated precluded the OTC market from using exchange-like electronic transaction systems and clearing facilities. These barriers to competition from the OTC market were largely repealed by the Commodity Futures Modernization Act. It is possible that the chief beneficiaries of the Commodity Futures Modernization Act will be OTC dealers and competitors that operate or intend to open electronic trading facilities or to conduct their futures business directly among themselves on a bilateral basis. The customers who may access these trading facilities or engage in bilateral private transactions are the same customers who account for a substantial portion of our trading volume. The Commodity Futures Modernization Act also permits banks, broker-dealers and some of their affiliates to engage in foreign exchange futures transactions for or with retail customers without being subject to regulation under the Commodity Exchange Act.

        The Commodity Futures Modernization Act also permits bank clearing organizations and clearing organizations regulated by the Securities and Exchange Commission, or SEC, to clear a broad array of derivatives products in addition to the products that these clearing organizations have traditionally cleared. This allocation of jurisdiction may be advantageous to competing clearing organizations and result in a lower volume of trading cleared through our clearing house.

If we are not able to keep up with rapid technological changes, our business will be materially harmed.

        To remain competitive, we must continue to improve the responsiveness, functionality, accessibility and other features of our software, network distribution systems and technologies. The markets in which we compete are characterized by rapidly changing technology, changes in customer demand and uses of our products and services, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Our future success will depend in part on our ability to anticipate and adapt to technological advancements and changing standards in a timely, cost-efficient and competitive manner. We cannot assure you that we will successfully implement new technologies or adapt our technology to customer and competitive requirements or emerging industry standards.

Any significant decline in the trading volume of our Eurodollar, S&P 500 or NASDAQ-100 futures and options on futures contracts or in privately negotiated foreign exchange transactions using our clearing house would adversely affect our revenues and profitability.

        We are substantially dependent on trading volume from three product offerings for a significant portion of our clearing and transaction fees revenues and profits. The clearing and transaction fees revenues attributable to transactions in our Eurodollar contracts, our S&P 500 and NASDAQ-100 contracts, and privately negotiated foreign exchange transactions using our clearing house were approximately 47%, 10%, 2% and 10%, respectively, of our total clearing and transaction fees revenues during 2001 and approximately 40%, 9%, 2% and 7%, respectively, during 2002. Any significant decline in our trading volume in any of these products would negatively impact our business, financial condition and operating results.

        We believe our Eurodollar product serves as a global financial benchmark, but we cannot assure you that, in the future, other products will not become preferred alternatives to the Eurodollar contract as a means of managing or speculating on interest rate risk. We also cannot assure you that competitors will not enter the Eurodollar market, or that our members will not trade Eurodollars in privately negotiated bilateral transactions without the use of our clearing house. In either of these events, our trading volume, revenues and profitability would be adversely affected.

        Our rights to the Standard & Poor's and NASDAQ products were obtained through licensing arrangements. Our license agreement with Standard & Poor's provides that the S&P 500 Index futures products will be exclusive until December 31, 2008 and non-exclusive from December 31, 2008 until December 31, 2013.

        Our license with NASDAQ will be exclusive for each calendar year until expiration, provided the aggregate average daily trading volume in NASDAQ-100 futures contracts and options on NASDAQ-100 futures contracts remains above 5,000 contracts per day. The agreement terminates in April 2006, subject to our mutual agreement to extend the agreement. The agreement does not preclude NASDAQ from allowing NASDAQ-100 futures contracts to be traded on a market owned by NASDAQ or some of its affiliates.

        We cannot assure you that either of our Standard & Poor's or NASDAQ license agreements will be renewed when they terminate. In addition, we cannot assure you that others will not succeed in creating stock index futures based on information similar to that which we have obtained by license or that market participants will not increasingly use alternative instruments, including securities and options based on the S&P and NASDAQ indexes, to manage or speculate on U.S. stock risks. We also cannot assure you that NASDAQ will not directly or indirectly offer competitive futures contracts. Currently, NASDAQ LIFFE Markets, or NQLX, offers futures contracts based on an exchange-traded fund called QQQ, which may compete with our NASDAQ-100 futures contracts. Any of these events could have an adverse effect on our trading volume, revenues and profits.

Some of our largest clearing firms have indicated their belief that clearing facilities should not be owned or controlled by exchanges and should be operated as utilities and not for profit. These clearing firms are seeking legislative or regulatory changes that would, if adopted, enable them to use alternative clearing services for positions established on our exchange. Even if they are not successful, these factors may cause them to limit or stop the use of our markets.

        Some of our largest clearing firms, which are significant customers and intermediaries in our products, have increasingly stressed the importance to them of centralizing clearing of futures contracts and options on futures in order to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many clearing firms have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as for-profit enterprises. Some of these firms, along with the Futures Industry Association, are attempting to cause legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. Our strategic business plan is to operate a vertically integrated transaction execution and clearing and settlement business. If these legislative or regulatory changes are adopted, our strategy and business plan may lead clearing firms to establish, or seek to use, alternative clearing houses for clearing positions established on our exchange. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit or stop the use of our products and markets. If any of these events occur, our revenues and profits would be adversely affected.

Our clearing house operations expose us to substantial credit risk of third parties. Our financial condition will be adversely affected in the event of a significant default.

        Our clearing house acts as the counterparty to all trades consummated on or through our exchange. As a result, we are exposed to significant credit risk of third parties, including our clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. A substantial part of our working capital is at risk if a clearing firm defaults on its obligations to our clearing house and its margin and security deposits are insufficient to meet its obligations. Although we have policies and procedures to help assure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cover any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default.

If we experience systems failures or capacity constraints, our ability to conduct our operations would be materially harmed and we could be subjected to significant costs and liabilities.

        We are heavily dependent on the capacity and reliability of the computer and communications systems and software supporting our operations. We receive and/or process a large portion of our trade orders through electronic means, such as through public and private communications networks. Our systems, or those of our third party providers, may fail or operate slowly, causing one or more of the following to occur:

  •
  unanticipated disruptions in service to our customers;

  •
  slower response times;

  •
  delays in our customers' trade execution;

  •
  failed settlement of trades;

  •
  incomplete or inaccurate accounting, recording or processing of trades;

  •
  financial losses;

  •
  litigation or other customer claims; and

  •
  regulatory sanctions.

        We cannot assure you that we will not experience systems failures from power or telecommunications failure, acts of God, war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, acts of vandalism or similar events. If any of our systems do not operate properly or are disabled, including as a result of system failure, customer error or misuse of our systems, we could suffer financial loss, liability to customers, regulatory intervention or reputational damage that could affect demand by current and potential users of our market.

        From time to time, we have experienced system errors and failures that have resulted in some customers being unable to connect to our electronic trading platform or erroneous reporting, such as transactions that were not authorized by any customer or reporting of filled orders as cancelled. In September 2002, we experienced a hardware failure that resulted in a temporary suspension of trading on our GLOBEX platform. The impact of these events has not been material.

        Our status as a CFTC registrant requires that our trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. We constantly monitor system loads and performance and regularly implement system upgrades to handle estimated increases in trading volume. However, we cannot assure you that our estimates of future trading volume will be accurate or that our systems will always be able to accommodate actual trading volume without failure or degradation of performance. For example, in June and July 2002, the volume on our GLOBEX electronic trading platform repeatedly exceeded one million contracts in a single day. During the initial period of increased GLOBEX trading volume, there were instances of connectivity problems or erroneous reports that affected some users of the platform. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, file lawsuits against us or cease doing business with us or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations.

        We will need to continue to upgrade and expand our systems as our business grows. Although many of our systems are designed to accommodate additional volume without redesign or replacement, we will need to continue to make significant investments in additional hardware and software to accommodate increased volume. The inability of our systems to accommodate an increasing volume of transactions could constrain our ability to expand our businesses and could cause us to lose business.

We depend on third party suppliers and service providers for a number of services that are important to our business. An interruption or cessation of an important supply or service by any third party could have a material adverse effect on our business.

        We depend on a number of suppliers, such as banking, clearing and settlement organizations, telephone companies, online service providers, data processors, and software and hardware vendors for elements of our trading, clearing and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of an important supply or service by any third party and our inability to make alternative arrangements in a timely manner, or at all, would result in lost revenue and higher costs.

Our networks and those of our third party service providers may be vulnerable to security risks, which could result in wrongful use of our information or cause interruptions in our operations that cause us to lose customers and trading volume and result in significant liabilities. We could also be required to incur significant expense to protect our systems.

        We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third party service providers, our members and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations. Any of these events could cause us to lose customers or trading volume. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by breaches. Although we intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could cause us to lose customers, experience lower trading volume and incur significant liabilities.

We operate in a heavily regulated environment that imposes significant costs and competitive burdens on our business.

        Although the Commodity Futures Modernization Act significantly reduced our regulatory burdens, we remain extensively regulated by the CFTC. Our international operations may be subject to similar regulations in specific jurisdictions. We have registered in the United Kingdom as a recognized foreign exchange. We may be required to register or become subject to regulation in other jurisdictions in order to accept business from customers in those jurisdictions.

        Many aspects of our operations are subject to oversight and regulation by the CFTC. Our activities relating to single stock and narrow-based stock index futures products will also be subject to oversight by the SEC. Our operations are subject to ongoing review and oversight, including:

  •
  the security and soundness of our order routing and trading systems;

  •
  record keeping and record retention procedures;

  •
  the licensing of our members and many of their employees; and

  •
  the conduct of our directors, officers, employees and affiliates.

        If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel or other sanctions, including revocation of our designation as a contract market. Changes in laws, regulations or governmental policies could have a material adverse effect on the way we conduct our business.

        The CFTC has broad powers to investigate and enforce compliance and punish non-compliance with its rules and regulations. We cannot assure you that we and/or our directors, officers and employees will be able to fully comply with these rules and regulations. We also cannot assure you that we will not be subject to claims or actions by the CFTC or other agencies.

        Demutualization and utilization of electronic trading systems by traders from remote locations will, among other developments, impact our ability to continue the traditional forms of "self-regulation" that have been an integral part of the CFTC regulatory program. The CFTC is reviewing that impact, and it is unclear at this time whether the CFTC will make modifications to its regulations that will have an adverse effect on the way we conduct our business.

        From time to time, it is proposed in Congress that federal financial markets regulators should be consolidated, including a possible merger between the CFTC and the SEC. While those proposals have not been adopted to date, the perceived convergence of product lines offered on the securities and commodity exchanges could make adoption more likely. To the extent the regulatory environment following such consolidation is less beneficial for us, our business could be negatively affected.

        From time to time, the President's budget includes a proposal that a transaction tax be imposed on futures and options on futures transactions. While those proposals have not been adopted to date, except for a per-contract fee imposed under the Securities Exchange Act of 1934 on single stock futures and futures on narrow-based stock indexes, the imposition of any such tax would increase the cost of using our products and, consequently, could adversely impact our trading volumes, revenues and profits.

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, financial condition and operating results.

        Generally, the CFTC has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke our designation as a contract market or the registration of any of our officers or employees who violate applicable laws or regulations. Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of non-compliance or alleged non-compliance with applicable laws or regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which can be significant. Any of these outcomes would adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to conduct our business.

        Our policies and procedures to identify, monitor and manage our risks may not be fully effective. Some of our risk management methods depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed.

As a financial services provider, we are subject to significant litigation risk and potential securities law liability.

        Many aspects of our business involve substantial liability risks. While we enjoy governmental immunity for some of our market-related activities, we could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and the CFTC. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We may become subject to these claims as the result of failures or malfunctions of our systems and services we provide. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us could have a material adverse effect on our business.

We could be harmed by employee misconduct or errors that are difficult to detect and deter.

        There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees, including employees of GFX Corporation, our wholly owned subsidiary that engages in proprietary trading in foreign exchange and Eurodollar futures, could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information. Employee misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees also may commit errors that could subject us to financial claims for negligence, or otherwise, as well as regulatory actions.

Our acquisition, investment and alliance strategy involves risks. If we are unable to effectively manage these risks, our business will be materially harmed.

        To achieve our strategic objectives, in the future we may seek to acquire or invest in other companies, businesses or technologies. Acquisitions entail numerous risks, including the following:

  •
  difficulties in the assimilation of acquired businesses or technologies;

  •
  diversion of management's attention from other business concerns;

  •
  assumption of unknown material liabilities;

  •
  failure to achieve financial or operating objectives; and

  •
  potential loss of customers or key employees of acquired companies.

        We may not be able to integrate successfully any operations, personnel, services or products that we have acquired or may acquire in the future.

        We also may seek to expand or enhance some of our operations by forming joint ventures or alliances with various strategic partners throughout the world. Entering into joint ventures and alliances also entails risks, including difficulties in developing and expanding the business of newly formed joint ventures, exercising influence over the activities of joint ventures in which we do not have a controlling interest, and potential conflicts with our joint venture or alliance partners. For example, in 2001 we entered into an operating agreement governing OneChicago, our joint venture with CBOE and CBOT, to trade single stock futures and futures based on narrow-based stock indexes. Under the terms of our operating agreement, we own approximately a 40% interest in the joint venture, CBOE owns approximately a 40% interest and CBOT owns a minority interest. Our ability to control key decisions relating to the operation and development of OneChicago will be limited. In addition, under the terms of our operating agreement, until May 31, 2005, we are restricted from in any way engaging in the business of trading, marketing, regulating, selling, purchasing, clearing or settling transactions in single stock futures other than in conjunction with the joint venture. This restriction on our ability to compete applies whether or not we remain part of the joint venture, but it does not apply to futures based on narrow-based stock indexes. In 2002, we entered into an agreement with NYMEX to introduce e-miNY energy futures contracts, which trade on our GLOBEX electronic trading platform and clear at the NYMEX clearing house. During the term of the agreement and for one year thereafter, we are generally prohibited, other than in cooperation with NYMEX, from providing for or facilitating electronic trading in futures or options on futures contracts on any underlying commodity (or index of commodities) that is also the underlying commodity for a product listed for trading by NYMEX. We cannot assure you that any joint venture or alliance that we have entered or may enter into will be successful.

Our ability to successfully trade single stock futures and futures on narrow-based stock indexes may be impaired by statutory and regulatory provisions that limit our natural competitive advantages and expand opportunities for competitors.

        The Commodity Futures Modernization Act, which authorized us to trade futures contracts based on individual securities and narrow-based stock indexes, or security futures, prohibited the implementation in connection with these contracts of many traditional features of futures trading that would have made using security futures cheaper, tax advantaged and more efficient than using similar security options and OTC security derivatives. The Commodity Futures Modernization Act also created a system of dual registration and regulation for security futures intermediaries and exchanges that may be costly and burdensome to the intermediaries and the exchanges and may discourage intermediaries and investors from using security futures. The Commodity Futures Modernization Act also eliminated most legal impediments to unregulated trading of security futures or similar products between qualified investors. In addition, foreign exchanges may be allowed to trade similar products under terms that will be more favorable than the terms we are permitted to offer our customers. Finally, security futures are subject to a number of complicated and controversial regulations. As a result, we cannot assure you that we, either directly or through our joint venture, OneChicago, will be successful in offering single stock futures or futures on narrow-based stock indexes.

The imposition in the future of regulations requiring that clearing houses establish linkages with other clearing houses whereby positions at one clearing house can be transferred to and maintained at, or otherwise offset by a fungible position existing at, another clearing house may have a material adverse effect on the operation of our business.

        In connection with the trading of single stock futures and futures on narrow-based stock indexes, the Commodity Futures Modernization Act contemplates that clearing houses will, after an initial period, establish linkages enabling a position in any such product executed on an exchange for which it clears these products to be offset by an economically linked or fungible position on the opposite side of the market that is executed on another exchange utilizing a different clearing house. If, in the future, a similar requirement is imposed with respect to futures contracts generally, the resulting unbundling of trade execution and clearing services would have a material adverse effect on our revenues and profits.

Expansion of our operations internationally involves special challenges that we may not be able to meet, which could adversely affect our financial results.

        We plan to continue to expand our operations internationally, including by directly placing order entry terminals with members and/or customers outside the United States and by relying on distribution systems established by our current and future strategic alliance partners. We face certain risks inherent in doing business in international markets, particularly in the regulated derivatives exchange business. These risks include:

  •
  restrictions on the use of trading terminals or the contracts that may be traded;

  •
  becoming subject to extensive regulations and oversight, tariffs and other trade barriers;

  •
  reduced protection for intellectual property rights;

  •
  difficulties in staffing and managing foreign operations; and

  •
  potentially adverse tax consequences.

        In addition, we will be required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business. These may include laws, rules and regulations relating to any aspect of the derivatives business. To date, we have had limited experience in marketing and operating our products and services internationally. We cannot assure you that we will be able to succeed in marketing our products and services in international markets. We may also experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, management of foreign exchange risk, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of our international operations and, consequently, on our business, financial condition and operating results.

We may not be able to protect our intellectual property rights, which may materially harm our business.

        We rely primarily on trade secret, copyright, service mark, trademark and patent law and contractual protections to protect our proprietary technology and other proprietary rights. We have filed two patent applications covering our technology. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. We also seek to protect our software and databases as trade secrets and under copyright law. We have copyright registrations for certain of our software, user manuals and databases. The copyright protection afforded to databases, however, is fairly limited. While the arrangement and selection of data generally are protectable, the actual data may not be, and others may be free to create databases that would perform the same function. In some cases, including a number of our most important products, there may be no effective legal recourse against duplication by competitors. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could adversely affect our business.

Any infringement by us on patent rights of others could result in litigation and adversely affect our ability to continue to provide, or increase the cost of providing, electronic execution services.

        Patents of third parties may have an important bearing on our ability to offer certain of our products and services. Our competitors as well as other companies and individuals may obtain, and may be expected to obtain in the future, patents related to the types of products and services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of our products or services were to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing on the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we were unable to obtain such licenses, we may not be able to redesign our products or services to avoid infringement, which could materially adversely affect our business, financial condition and operating results.

As a holding company, we are totally dependent on dividends from our operating subsidiary to pay dividends and other obligations.

        We are a holding company with no business operations. Our only significant asset is the outstanding capital stock of our subsidiary. As a result, we must rely on payments from our subsidiary to meet our obligations. In February 2003, we declared our first regular quarterly dividend. We intend to continue to pay regular quarterly dividends to our shareholders. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, our subsidiary may not be able to generate sufficient cash flow to pay a dividend or distribute funds to us in order to allow us to pay a dividend on or make a distribution in respect of our Class A common stock. Our existing credit facility, as well as future credit facilities, other future debt obligations and statutory provisions, may limit our ability to pay dividends.

ITEM 2. PROPERTIES

        Our trading facilities and corporate headquarters are located at 30 South Wacker Drive in Chicago, Illinois. We occupy approximately 445,000 square feet of office space under two leases. The term of the first lease expires in November 2003. The term of the second lease has recently been amended and expires in November 2008. Upon the expiration of the first lease in November 2003, all of the office space will be governed by the second lease, under which we have an option on three extensions that will allow us to continue to occupy this office space until November 2026. We also occupy 70,000 square feet of trading floor space under a lease with the CME Trust that expires in 2005. We have an option on three extensions that will allow us to continue to occupy this trading facility until October 2026. We maintain backup facilities for our electronic systems in separate office towers at 10 and 30 South Wacker Drive, and we opened a remote data center in a Chicago suburb that became operational in the third quarter of 2002. We also lease administrative office space in Washington, D.C., and Tokyo, Japan and both administrative and communication equipment space in London, England. We believe our facilities are adequate for our current operations and that additional space can be obtained if needed.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K, we are not a party to or threatened with any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

        On or about November 25, 2002, a former employee filed a three-count complaint against CME in the Circuit Court of Cook County, Illinois (Case No. 02L014905) alleging common law claims of retaliatory discharge, promissory estoppel and unjust enrichment relating to termination of his employment by CME and is seeking damages in excess of $3 million. CME filed a motion to dismiss, and in response, the plaintiff has been given an opportunity to amend his complaint. Based on its investigation to date and advice from legal counsel, management believes these claims are without merit.

        In August 2002, the lawsuit relating to Wagner patent 4,903,201 entitled "Automated Futures Trade Exchange" was settled for $15.0 million. The settlement required an initial payment of $5.0 million in September 2002 and requires five subsequent annual payments of $2.0 million each beginning in August 2003. The entire expense related to this settlement was recognized in the third quarter of 2002, at its present value of $13.7 million. In December 2002, we settled a dispute with Euronext-Paris, our licensor of the NSC software, that was the subject of the patent litigation. Under the terms of this settlement, Euronext-Paris has agreed to make payments to us totaling $7.5 million, representing one-half of the total payments agreed to in our settlement of the Wagner patent litigation. These funds will be received in two payments of $3.75 million each, with the first payment received in January 2003 followed by a final payment to be received in December 2003. The present value of the payments to be received was recognized in the fourth quarter of 2002 as a reduction of the patent litigation settlement expense recognized in the third quarter of 2002. In connection with the settlement, we also acquired the right to offer ASP services to third parties using the NSC software.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The disclosure regarding market information and dividends required by this Item is included in CME Holdings' annual report to shareholders for the year ended December 31, 2002, under the heading "Share Information" on page 87 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings' annual report to shareholders is included in Exhibit 13.1 to this document.

Record Holders

        As of December 31, 2002, there were approximately 2,033 holders of record of our Class A common stock and 1,954 holders of record of our Class B common stock.

Use of Proceeds From Our Initial Public Offering

        On December 11, 2002, we completed the initial public offering of our Class A common stock. The managing underwriters for the offering were Morgan Stanley & Co. Incorporated, UBS Warburg LLC, Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and William Blair & Company, L.L.C. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-90106) that was declared effective by the Securities and Exchange Commission on December 5, 2002. All 5,463,730 shares of Class A common stock registered under the registration statement, including an aggregate of 712,660 shares of Class A common stock covered by an over-allotment option granted by us to the underwriters, were sold at a price to the public of $35.00 per share. Of the 5,463,730 shares sold in the offering, 3,712,660 shares were sold by us and 1,751,070 shares were sold by selling shareholders. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds to us from our initial public offering were approximately $129.9 million. The estimated aggregate net proceeds to us from the offering was approximately $117.5 million, after deducting an aggregate of approximately $9.1 million in underwriting discounts and commissions paid to the underwriters and an estimated $3.3 million in other expenses incurred in connection with the offering. We did not receive any proceeds from the sale of shares by the selling shareholders.

        None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning 10% or more of our outstanding common stock or any of our affiliates. We invested the net proceeds in institutional money market mutual funds pending their use for development of our technology infrastructure, for capital expenditures, to finance possible acquisitions and investments in technology, businesses, products or services, for working capital and for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this Item is included in CME Holdings' annual report to shareholders for the year ended December 31, 2002, under the heading "Selected Financial Data" on page 25 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings' annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this Item is included in CME Holdings' annual report to shareholders for the year ended December 31, 2002, on pages 26 through 52 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings' annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this Item is included in CME Holdings' annual report to shareholders for the year ended December 31, 2002, under the heading "Quantitative And Qualitative Disclosure About Market Risk" on pages 51 through 52 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings' annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is included in CME Holdings' annual report to shareholders for the year ended December 31, 2002, on pages 53 through 80 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings' annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The information required by this Item was previously reported by CME Holdings in a Current Report on Form 8-K, dated May 15, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is included in CME Holdings' Proxy Statement, dated March 10, 2003, under the headings "Nominees for Equity Directors" on pages 6 through 8, "Nominees for Class B-1 Director" on page 9, "Nominees for Class B-2 Director" on page 10, "Nominees for Class B-3 Director" on page 11, "Members of the Board Not Standing for Election This Year" on pages 12 through 14, "Executive Officers" on pages 18 through 20 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 46 and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is included in CME Holdings' Proxy Statement, dated March 10, 2003, under the headings "Directors' Compensation and Benefits" on page 17 and "Executive Compensation" on page 36 through 42 and is incorporated herein by reference, pursuant to General Instruction G(3); provided, however, that the Compensation Committee Report and the Performance Graph contained in the Proxy Statement are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is included in CME Holdings' Proxy Statement, dated March 10, 2003, under the heading "Security Ownership of Directors and Executive Officers" on pages 21 through 25 and "Equity Compensation Plan Information" on page 38 and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is included in CME Holdings' Proxy Statement, dated March 10, 2003, under the heading "Certain Business Relationships" on page 46 and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 14. CONTROLS AND PROCEDURES

        (a)    Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, we had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our periodic filings under the Exchange Act.

        (b)    Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)  Financial Statements and Financial Statement Schedules

        (1)  Financial Statements

        The following Consolidated Financial Statements and related Notes, together with the Report of Independent Auditors with respect thereto, appearing on pages 25 through 80 of CME Holdings' annual report to shareholders are included in Exhibit 13.1 hereto and are incorporated by reference herein:

        Report of Independent Auditors

        Consolidated Balance Sheets at December 31, 2002 and 2001

        Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

        Notes to Consolidated Financial Statements

        (2)  Financial Statement Schedules

        The following Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

        Report of Independent Auditors on Financial Statement Schedules

        Schedule I Condensed Financial Information at December 31, 2002 and 2001

        Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001 and 2000

        All other schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown in the consolidated financial statements or notes thereto.

To the Board of Directors of Chicago Mercantile Exchange Holdings Inc.:

        We consent to the incorporation by reference in this Annual Report (Form 10-K) of Chicago Mercantile Exchange Holdings Inc. of our report dated January 28, 2003, included in the 2002 Annual Report to Shareholders of Chicago Mercantile Exchange Holdings Inc.

        Our audits also included the financial statement schedules of Chicago Mercantile Exchange Holdings Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/    Ernst & Young LLP
Chicago IL
January 28, 2003

Schedule I—Condensed Financial Information of
Chicago Mercantile Exchange Holdings Inc. and Subsidiaries

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
BALANCE SHEETS
(in thousands)

	At December 31
	2002	2001
		(restated)
Assets
Cash	$120,940	$—
Investment in CME, net of advances from CME of $3,388 in 2002	325,236	248,366

Total Assets	$446,176	$248,366

Liabilities and Shareholders' Equity
Other current liabilities	$37	—

Total shareholders' equity	446,139	248,366

Total Liabilities and Shareholders' Equity	$446,176	$248,366

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
STATEMENTS OF INCOME
(in thousands)

	Year Ended December 31
	2002	2001
		(restated)
Revenues
Interest income	$93	$—
Expenses	—	—

Operating Income Before Income Taxes and Equity in Net Income of CME	93	—
Income tax provision	(37)	—

Income Before Equity in Net Income of CME	56	—

Equity in net income of CME	94,011	75,108

Net Income	$94,067	$75,108

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2002	2001
		(restated)
Cash Flows from Operating Activities:
Net income	$94,067	$75,108
Less equity in net income of CME	(94,011)	(75,108)
Changes in:
Advances from CME	3,388	—
Other current liabilities	37	—

Net Cash Provided by Operating Activities	3,481	—

Cash Flows from Investing Activities:
Dividend from CME	17,290	—

Net Cash Provided by Investing Activities	17,290	—

Cash Flows from Financing Activities:
Net proceeds from initial public offering	117,459	—
Cash dividends to shareholders	(17,290)	—

Net Cash Provided by Financing Activities	100,169	—

Net increase in cash and cash equivalents	120,940	—
Cash and cash equivalents, beginning of year	—	—

Cash and Cash Equivalents, End of Year	$120,940	$—

        Chicago Mercantile Exchange Holdings Inc. (CME Holdings) was organized in August 2001 to be the holding company for Chicago Mercantile Exchange Inc. (CME). On December 3, 2001, the reorganization of CME into a holding company structure was completed by merging CME into a wholly owned subsidiary of CME Holdings.

        Net income and cash flows of CME Holdings has been reflected as if the registrant had been in existence for the entire year 2001 as it was a reorganization of entities under common control as described in Note 1 to the financial statements incorporated by reference in Item 8 of this Form 10-K. CME Holdings, the registrant, has no long-term liabilities, material contingencies or guarantees.

        Cash dividends paid to CME Holdings from CME amounted to $17,290,000 in 2002. CME Holdings accounts for its investment in CME under the equity method.

Chicago Mercantile Exchange Holdings Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2001 and 2000
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Revenues		Deductions(1)			Balance at End of Period
Year ended December 31, 2002: Allowance for doubtful accounts Accrued fee adjustments	$962 2,241		$771 —	$	— 20,656		$(501 (19,760	) )	$1,232 3,137
Year ended December 31, 2001: Allowance for doubtful accounts Accrued fee adjustments	$1,700 5,215		$1,733 —	$	— 12,149		$(2,471 (15,123	) )	$962 2,241
Year ended December 31, 2000: Allowance for doubtful accounts Accrued fee adjustments	$350 1,615	$	— —		$1,350 9,494	$	— (5,894)		$1,700 5,215

(1)
Includes write-offs of doubtful accounts and payments for fee adjustments.

(b)
Reports on Form 8-K

        On October 25, 2002, CME Holdings filed a Current Report on Form 8-K reporting that on October 24, 2002, it filed with the Securities and Exchange Commission Amendment No. 2 to the Registration Statement on Form S-1 of CME Holdings (File No. 333-90106) relating to the initial public offering of shares of CME Holdings' Class A common stock, par value $.01 per share.

        On December 9, 2002, CME Holdings filed a Current Report on Form 8-K reporting that on December 6, 2002, it filed with the Securities and Exchange Commission pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended, the prospectus relating to the initial public offering of shares of CME Holdings' Class A common stock, par value $.01 per share.

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

3.3
Second Amended and Restated Bylaws of Chicago Mercantile Exchange Holdings Inc., as amended November 7, 2002 (incorporated by reference to Exhibit 3.3 to Chicago Mercantile Exchange Holdings Inc.'s Registration Statement on Form S-1, filed with the SEC on December 5, 2002, File No.333-90106).
4.1
Rights Agreement, dated as of November 30, 2001, between Chicago Mercantile Exchange Holdings Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holding's Inc.'s Form 8-A, filed with the SEC on December 4, 2001).
4.2
First Amendment to Rights Agreement, dated as of November 13, 2002, between Chicago Mercantile Exchange Holdings Inc., Mellon Investor Services, LLC and Computershare Investor Services, LLC (incorporated by reference to Exhibit 5 to Chicago Mercantile Exchange Holdings Inc.'s Form 8-A, filed with the SEC on November 29, 2002)
10.1**
Chicago Mercantile Exchange Holdings Inc. Amended and Restated Omnibus Stock Plan, amended and restated effective as of April 23, 2002 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.'s Post-Effective Amendment No. 1 to Form S-8, filed with the SEC on July 31, 2002, File No. 33-60266).
10.2**
Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan, including First Amendment thereto, dated December 14, 1994, Second Amendment thereto, dated December 8, 1998 and Administrative Guidelines thereto (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.3**
Chicago Mercantile Exchange Inc. Directors' Deferred Compensation Plan, including First Amendment thereto, dated December 8, 1998 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.4**
Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Plan, including First Amendment thereto, dated December 31, 1996, Second Amendment thereto, dated January 14, 1998 and Third Amendment thereto, dated December 1998 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.5**
Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Trust, including First Amendment thereto, dated September 7, 1993 (incorporated by reference to Exhibit 10.5 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.6**
Agreement, dated February 7, 2000, between Chicago Mercantile Exchange Holdings Inc. and James J. McNulty, including the First Amendment thereto, dated November 28, 2000 and Second Amendment thereto, dated November 13, 2002 (incorporated by reference to Exhibit 10.6 to Chicago Mercantile Exchange Inc.'s Form S-1, filed with the SEC on December 2, 2002, File No. 333-90106).
10.7*
License Agreement, effective as of September 24, 1997, between Standard & Poor's, a Division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.13 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on March 10, 2000, File No. 33-95561).

10.8***
Amendments to the License Agreement, effective as of September 24, 1997, between Standard & Poor's, a Division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc., including Letter Agreement, dated March 1, 1999; Letter Agreement dated April 14, 1999; Letter Agreement, dated December 26, 2001; Letter Agreement, dated January 17, 2002; Letter Agreement, dated April 22, 2002; and Amendment, effective April 22, 2002.
10.9*
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
10.11***
Amendment, dated December 26, 2002, to the Central Services System (NSC) Software License and Development Agreement, effective June 5, 1997, between SBF Bourse de Paris and Chicago Mercantile Exchange Inc.
10.12*
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
10.13***
Non-Termination Agreement, effective December 26, 2002, Regarding the CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. and Amendment No. 1, dated December 26, 2002, to the CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc.
10.14
Lease, dated as of November 11, 1983, between Chicago Mercantile Exchange Trust (successor to CME Real Estate Co. of Chicago, Illinois) and Chicago Mercantile Exchange Inc., including amendment thereto, dated as of December 6, 1989 (incorporated by reference to Exhibit 10.14 to Chicago Mercantile Exchange Inc.'s Form S-4 dated February 24, 2000, File No. 33-95561).

10.15
Lease, dated March 31, 1988, between EOP—10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated June 2, 1981 and known as Trust No. 51234) and Chicago Mercantile Exchange Inc. relating to 10 South Wacker Drive, including First Amendment thereto, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.15 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561), second amendment thereto, dated January 7, 2002, Third Amendment thereto, dated May 3, 2002, Fourth Amendment thereto, dated August 22, 2002 and Fifth Amendment thereto, dated October 1, 2002 (incorporated by reference to Exhibit 10.12 to Chicago Mercantile Exchange Holdings Inc.'s Form S-1, filed with the SEC on December 2, 2002, File No. 333-90106).
10.16	Lease, dated May 11, 1981, between EOP—10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434-06 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated March 20, 1980 and known as Trust No. 48268) and Chicago Mercantile Exchange Inc. relating to 30 South Wacker Drive, including First Amendment thereto, dated as of February 1, 1982, Second Amendment thereto, dated as of April 26, 1982, Third Amendment thereto, dated as of June 29, 1982, Fourth Amendment thereto, dated as of July 28, 1982, Fifth Amendment thereto, dated as of October 7, 1982, Sixth Amendment thereto, dated as of July 5, 1983, Seventh Amendment thereto, dated as of September 19, 1983, Eighth Amendment thereto, dated as of October 17, 1983, Ninth Amendment thereto, dated as of December 3, 1984, Tenth Amendment thereto, dated as of March 16, 1987, Eleventh Amendment thereto, dated as of January 1, 1999, Twelfth Amendment thereto, dated as of June 30, 1999 (incorporated by reference to Exhibit 10.16 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).
10.17
Credit Agreement, dated as of October 18, 2002, among Chicago Mercantile Exchange Inc., each of the banks from time to time party thereto and the Bank of New York, as collateral agent (incorporated by reference to Exhibit 10.14 to Chicago Mercantile Exchange Holdings Inc.'s Registration on Form S-1 filed with SEC on November 12, 2002, File No. 333-90106).
10.18**	Agreement, dated November 1, 2002 between Chicago Mercantile Exchange Inc. and Craig S. Donohue.
13.1	Specified portions of Chicago Mercantile Exchange Holdings Inc.'s annual report to shareholders for the year ended December 31, 2002.
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

**
Management contract or compensatory plan or arrangement.

***
Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 21st day of March, 2003.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
By:	/s/ DAVID G. GOMACH David G. Gomach Managing Director and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2003.

Signature	Title

/s/ JAMES J. MCNULTY James J. McNulty	President and Chief Executive Officer and Director
/s/ TERRENCE A. DUFFY Terrence A. Duffy	Chairman of the Board and Director
/s/ DAVID G. GOMACH David G. Gomach	Managing Director and Chief Financial Officer
/s/ NANCY W. GOBLE Nancy W. Goble	Managing Director and Chief Accounting Officer
/s/ TIMOTHY R. BRENNAN Timothy R. Brennan	Director
/s/ JOHN W. CROGHAN John W. Croghan	Director
/s/ MARTIN J. GEPSMAN Martin J. Gepsman	Director

/s/ DANIEL R. GLICKMAN Daniel R. Glickman	Director
/s/ SCOTT GORDON Scott Gordon	Director
/s/ YRA G. HARRIS Yra G. Harris	Director
/s/ BRUCE F. JOHNSON Bruce F. Johnson	Director
/s/ GARY M. KATLER Gary M. Katler	Director
/s/ PATRICK B. LYNCH Patrick B. Lynch	Director
/s/ LEO MELAMED Leo Melamed	Director
/s/ JOHN D. NEWHOUSE John D. Newhouse	Director
/s/ JAMES E. OLIFF James E. Oliff	Director
/s/ WILLIAM G. SALATICH, JR. William G. Salatich, Jr.	Director
/s/ JOHN F. SANDNER John F. Sandner	Director

/s/ MYRON S. SCHOLES Myron S. Scholes	Director
/s/ VERNE O. SEDLACEK Verne O. Sedlacek	Director
/s/ WILLIAM R. SHEPARD William R. Shepard	Director
/s/ HOWARD J. SIEGEL Howard J. Siegel	Director

CERTIFICATIONS

I, James J. McNulty, Chief Executive Officer of the Company, certify that:

        (1)  I have reviewed this annual report on Form 10-K of Chicago Mercantile Exchange Holdings Inc.;

        (2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        (3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        (4)  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

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

        (6)  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ JAMES J. MCNULTY Name: James J. McNulty Title: Chief Executive Officer

I, David G. Gomach, Chief Financial Officer of the Company, certify that:

        (1)  I have reviewed this annual report on Form 10-K of Chicago Mercantile Exchange Holdings Inc.;

        (2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        (3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

        (4)  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

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

        (6)  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ DAVID G. GOMACH Name: David G. Gomach Title: Chief Financial Officer

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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Schedule I—Condensed Financial Information of Chicago Mercantile Exchange Holdings Inc. and Subsidiaries
Chicago Mercantile Exchange Holdings Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts For the Years Ended December 31, 2002, 2001 and 2000 (dollars in thousands)
SIGNATURES
CERTIFICATIONS