Form 10-Q
period 2003-03-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2003-05-09
CIK 1156375

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
—OR—
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

        The number of shares outstanding of each of the registrant's classes of common stock as of April 22, 2003 was as follows: 5,463,730 shares of Class A common stock, $0.01 par value; 6,998,494 shares of Class A common stock, Class A-1, $0.01 par value; 6,961,187 shares of Class A common stock, Class A-2, $0.01 par value; 6,768,969 shares of Class A common stock, Class A-3, $0.01 par value; 6,406,392 shares of Class A common stock, Class A-4, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	3
	Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002	4
	Consolidated Statements of Shareholders' Equity for the Three Months Ended March 31, 2003 and 2002	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures	16
PART II. OTHER INFORMATION:
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures		18

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$356,954	$339,260
Proceeds from securities lending activities	—	985,500
Accounts receivable, net of allowance of $1,173 and $1,232	63,708	50,865
Other current assets	11,232	11,515
Cash performance bonds and security deposits	1,814,162	1,827,991

Total current assets	2,246,056	3,215,131
Property, net of accumulated depreciation and amortization	107,438	109,563
Other assets	33,191	30,322

Total Assets	$2,386,685	$3,355,016

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$27,222	$27,607
Payable under securities lending agreements	—	985,500
Other current liabilities	57,076	48,396
Cash performance bonds and security deposits	1,814,162	1,827,991

Total current liabilities	1,898,460	2,889,494
Long-term debt	1,469	2,328
Other liabilities	18,405	17,055

Total liabilities	1,918,334	2,908,877

Shareholders' Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 32,531,572 and 32,530,372 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	325	325
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Additional paid-in capital	180,223	179,669
Unearned restricted stock compensation	(565)	(665)
Retained earnings	288,368	266,810

Total shareholders' equity	468,351	446,139

Total Liabilities and Shareholders' Equity	$2,386,685	$3,355,016

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues
Clearing and transaction fees	$102,399	$77,885
Quotation data fees	11,799	12,465
GLOBEX access fees	3,722	3,130
Communication fees	2,416	2,405
Investment income	1,146	1,617
Securities lending interest income	2,857	3,514
Other	4,261	3,053

Total Revenues	128,600	104,069
Securities lending interest expense	(2,584)	(2,977)

Net Revenues	126,016	101,092
Expenses
Compensation and benefits	33,244	30,773
Occupancy	6,281	5,781
Professional fees, outside services and licenses	7,378	7,261
Communications and computer and software maintenance	12,117	10,308
Depreciation and amortization	13,211	10,814
Marketing, advertising and public relations	5,602	1,563
Other	4,429	3,429

Total Expenses	82,262	69,929

Income before income taxes	43,754	31,163
Income tax provision	(17,633)	(12,504)

Net Income	$26,121	$18,659

Earnings per Common Share:
Basic	$0.80	$0.65
Diluted	0.77	0.63
Weighted average number of common shares:
Basic	32,534,483	28,774,700
Diluted	33,863,591	29,756,212

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock	Class B Common Stock	Common Stock and Additional Paid-in Capital			Accumulated Net Unrealized Securities Gains (Losses)
				Unearned Restricted Stock Compensation	Retained Earnings		Total Shareholders' Equity
	Shares	Shares	Amount
Balance December 31, 2002	32,530,372	3,138	$179,994	$(665)	$266,810	$—	$446,139
Net income					26,121		26,121
Exercise of stock options	1,200		26				26
Cash dividend on common stock of $0.14 per share					(4,563)		(4,563)
Stock-based compensation			528				528
Amortization of unearned restricted Class A common stock				100			100

Balance March 31, 2003	32,531,572	3,138	$180,548	$(565)	$288,368	$—	$468,351

Balance December 31, 2001	28,771,562	3,138	$59,517	$(1,461)	$190,033	$277	$248,366
Comprehensive income:
Net income					18,659		18,659
Change in net unrealized loss on securities, net of tax benefit of $255						(383)	(383)

Total comprehensive income							18,276
Stock-based compensation			1,187				1,187
Amortization of unearned restricted Class A common stock				359			359

Balance March 31, 2002	28,771,562	3,138	$60,704	$(1,102)	$208,692	$(106)	$268,188

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows From Operating Activities:
Net income	26,121	$18,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,211	10,814
Stock based compensation	628	1,546
Deferred income tax benefit	(3,225)	(2,165)
Loss on investment in joint venture	1,392	520
Gain on sale of marketable securities	—	(48)
Gain on disposal of fixed assets	(19)	—
Decrease in allowance for doubtful accounts	(59)	(225)
Increase in accounts receivable	(12,784)	(2,184)
Decrease in other current assets	284	112
Decrease (increase) in other assets	2,130	(1,133)
Decrease in accounts payable	(385)	(5,697)
Increase (decrease) in other current liabilities	9,286	(1,933)
Increase in other liabilities	1,350	718

Net Cash Provided by Operating Activities	37,930	18,984

Cash Flows From Investing Activities:
Purchases of property, net	(10,821)	(11,987)
Capital contributions to joint venture	(3,413)	(3,071)
Purchases of marketable securities	—	(29,807)
Proceeds from sales and maturities of marketable securities	—	24,019

Net Cash Used in Investing Activities	(14,234)	(20,846)

Cash Flows From Financing Activities:
Payments on long-term debt	(1,465)	(1,337)
Cash dividends	(4,563)	—
Proceeds from exercised stock options	26	—

Net Cash Used in Financing Activities	(6,002)	(1,337)

Net increase (decrease) in cash and cash equivalents	17,694	(3,199)
Cash and cash equivalents, beginning of period	339,260	69,101

Cash and cash equivalents, end of period	$356,954	$65,902

Supplemental Disclosure Of Cash Flow Information:
Interest paid	$121	$124
Income taxes paid	1,238	2,440
Capital leases-asset additions and related obligations	—	558

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The accompanying interim consolidated financial statements have been prepared by Chicago Mercantile Exchange Holdings Inc. (CME Holdings) without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME Holdings as of March 31, 2003 and December 31, 2002, and the results of its operations and cash flows for the periods indicated.

        The accompanying consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto in Exhibit 13.1 of the Chicago Mercantile Exchange Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2002. Quarterly results are not necessarily indicative of results for any subsequent period.

        Certain reclassifications have been made to the 2002 financial statements to conform to the presentation in 2003.

2.    PERFORMANCE BONDS AND SECURITY DEPOSITS

        Each firm that clears futures and options on futures contracts traded on the exchange is required to deposit and maintain specified performance bonds in the form of cash, U.S. Government securities or bank letters of credit. These performance bonds are available only to meet the financial obligations of that clearing firm to the exchange. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Exhibit 13.1 to CME Holdings Annual Report on Form 10-K for the year ended December 31, 2002.

3.    GUARANTEES

        Interest Earning Facility.    Clearing firms, at their option, may instruct Chicago Mercantile Exchange Inc. (CME) to invest cash on deposit for performance bond purposes in a portfolio of securities that is part of the Interest Earning Facility (IEF) program. The first IEF was organized in 1997 as two limited liability companies. Interest earned, net of expenses, is passed on to participating clearing firms. The principal of the first IEFs totaled $463.4 million at March 31, 2003 and is guaranteed by the exchange as long as clearing firms maintain investment balances in this portfolio. The investment portfolio of these facilities is managed by two of the exchange's approved settlement banks, and eligible investments include U.S. Treasury bills and notes, U.S. Treasury strips and reverse repurchase agreements. The maximum average portfolio maturity is 90 days, and the maximum maturity for an individual security is 13 months. If funds invested in these IEFs are required to be liquidated due to a clearing firm redemption transaction and funds are not immediately available due to lack of liquidity in the investment portfolio, default of a repurchase counterparty, or loss in market value, CME guarantees the amount of the requirement. FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees of Indebtedness of Others," requires that an entity (CME) issuing a guarantee recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. CME has evaluated its requirements under FIN No. 45 and concluded that no significant liability is required to be recorded.

        Intellectual Property Indemnifications.    Some agreements with customers accessing GLOBEX and utilizing our market data services and SPAN® software contain indemnifications from intellectual property claims that may be made against them as a result of their use of these products. The potential future claims relating to these indemnifications cannot be estimated and, therefore, in accordance with FIN No. 45, no liability has been recorded.

4.    CONSOLIDATION OF VARIABLE INTEREST ENTITIES

        In January 2003, the FASB issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN No. 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN No. 46 applies immediately to VIE's created after January 31, 2003. CME is currently assessing the potential impact of FIN No. 46. As part of that assessment, CME has determined that the first IEFs (as described above) have been determined to be a VIE subject to consolidation. This entity has approximately $463.4 million in assets at March 31, 2003. The effect of consolidation that would be required beginning with the reporting period ending September 30, 2003, would be to increase assets and liabilities on the balance sheet by $463.4 million. Such consolidation would have no significant impact on net revenues and would have no effect on net income.

5.    LEGAL MATTERS

        In November 2002, a former employee filed a charge of discrimination with the Illinois Department of Human Rights and Equal Employment Opportunity Commission (EEOC) claiming that CME terminated his employment because of his race. On March 13, 2003, the EEOC dismissed the discrimination charge with a "no cause" finding. The former employee has filed an amended complaint in the Circuit Court of Cook County, Illinois alleging common law claims of retaliatory discharge and racial discrimination. He is seeking damages in excess of $3 million. Based on its investigation to date and advice from legal counsel, management believes these claims are without merit and will defend them vigorously.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

  Overview

        Our operations for the three months ended March 31, 2003 resulted in net income of $26.1 million compared to net income of $18.7 million for the three months ended March 31, 2002. The increase in net income resulted primarily from a 24.7% increase in net revenue that was only partially offset by a 17.6% increase in operating expenses. The increase in net revenues was driven by a 21.5% increase in total trading volume during the first quarter of 2003 when compared to the first quarter of 2002. The percentage increase in net revenues exceeded the increase in trading volume primarily as a result of the increase in trades executed through GLOBEX. Contributing to the overall increase in expenses was $5.1 million for our brand advertising campaign in the first quarter of 2003 as well as increases in compensation and benefits and depreciation expense.

        Trading volume for the three months ended March 31, 2003 totaled 146.4 million contracts, representing an average daily trading volume of 2.4 million contracts. This was a 21.5% increase over the 120.5 million contracts traded during the same time period in 2002, representing an average daily trading volume of 2.0 million contracts. Daily volume for the month of March 2003 averaged 2.8 million contracts per day, the highest in CME history. In addition, on March 17, 2003, 1.7 million contracts were traded on GLOBEX, the highest GLOBEX volume day on record.

  Revenues

        Total revenues increased $24.5 million, or 23.6%, from $104.1 million for the three months ended March 31, 2002 to $128.6 million for the three months ended March 31, 2003. Net revenues increased $24.9 million, or 24.7%, from the first quarter of 2002 to the same time period in 2003. The increase in revenues was attributable primarily to a 19.5% increase in average daily trading volume in the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. In the first quarter of 2003, electronic trading volume represented 44.3% of total trading volume, or nearly 1.1 million contracts per day, a 109.3% increase over the same period in 2002. Increased trading volume levels resulted from continued volatility in currencies and U.S. stocks; geopolitical and economic uncertainty; increased customer demand for the liquidity provided by our markets; and product offerings that allowed customers to manage their risks. The additional clearing and transaction fees resulting from the increase in trading volume were augmented by increased revenue generated through GLOBEX access fees, our fees for managing the IEF program and trading revenue from GFX, our wholly owned subsidiary that utilizes GLOBEX to trade in foreign exchange and Eurodollar futures contracts. Partially offsetting these increases in revenue were modest declines in investment income resulting primarily from a decrease in rates earned on our marketable securities, short-term investments and the short-term investment of clearing firms' cash performance bonds and security deposits; securities lending interest income, net of interest expense; and quotation data fees.

        Clearing and Transaction Fees.    Clearing and transaction fees, which include clearing fees, GLOBEX electronic trading fees and other volume-related charges increased $24.5 million, or 31.5%, from $77.9 million for the three months ended March 31, 2002 to $102.4 million for the three months ended March 31, 2003. A significant portion of the increase was attributable to the 19.5% increase in average daily trading volume. In addition to the increase in trading volume, there was a substantial increase in the percentage of trading volume executed through GLOBEX, our electronic trading platform, for which additional fees are assessed. In the first quarter of 2003, GLOBEX volume represented 44.3% of total trading volume compared to 25.3% during the same time period in 2002. Also, the product mix shifted to more equity product volume and less interest rate volume. For the three months ended March 31, 2003, equity products represented 46.6% of trading volume, compared to 29.2% during the same time period of 2002. By contrast, for the three months ended March 31, 2003, interest rates represented 46.7% of our volume, compared to 64.5% during the same time period in 2002. Fees for interest rate products are lower than fees for equity products. Therefore, this shift in product mix, combined with the additional fees assessed for trading through GLOBEX, resulted in additional revenue for the first quarter of 2003.

        Primarily as a result of the increase in percentage of trades executed through GLOBEX and the product mix shift, the average rate, or revenue, per contract increased from $0.646 for the three months ended March 31, 2002 to $0.699 for the same period in 2003. In addition, the tiered pricing for Eurodollar products was changed effective March 1, 2003. The thresholds for obtaining the tiered pricing discounts were increased and the amount of the discount was decreased. As a result, the average rate per contract during the first quarter of 2003 was approximately $0.006 greater than if the tiered pricing had remained unchanged. To stimulate volume in the back months of the Eurodollar futures contract, an incentive program was implemented effective March 1, 2003. This program reduced our average rate per contract approximately $0.002 for the three months ended March 31, 2003. Partially offsetting the increases in the average rate per contract was a decrease in the percentage of trades executed by non-member customers from approximately 23% for the first quarter of 2002 to approximately 21% for the first quarter of 2003. We believe our lower fee structure for members has resulted in the acquisition of trading rights by parties intending to trade significant volumes on our exchange, creating an increase in member volume. Finally, in July 2002, we began trading a new contract, Long-Short Technology TRAKRSSM, that was followed by two additional TRAKRS contracts in the fourth quarter of 2002. Similar to limits on certain GLOBEX fees, transaction fees for this contract are limited based on the size of the order. The average rate per contract on these trades in the first quarter of 2003 was $0.012. As a result, TRAKRS volume had an adverse impact on our overall rate per contract during the three months ended March 31, 2003. If volume and fees for TRAKRS were excluded from the first quarter 2003, our average rate per contract would have increased by approximately $0.005 to $0.704.

        The following table shows the average daily trading volume in our four product areas, the portion that was traded electronically through the GLOBEX platform, and clearing and transaction fee revenues expressed in total dollars and as an average rate per contract:

	Three Months Ended March 31,
Product Area			Percentage Increase/ (Decrease)
	2003	2002
Interest Rate	1,121,236	1,295,186	(13.4)%
Equity	1,118,142	585,633	90.9
Foreign Exchange	126,535	96,032	31.8
Commodity	34,706	31,808	9.1

Total Volume	2,400,619	2,008,659	19.5

GLOBEX Volume	1,062,880	507,891	109.3
GLOBEX Volume as a Percent of Total Volume	44.3%	25.3%
Clearing and Transaction Fee Revenues (in thousands)	$102,399	$77,885
Average Rate per Contract	$0.699	$0.646

        We experienced a decline in our interest rate volume in the first quarter of 2003 when compared to the first quarter of 2002. In 2002, there was uncertainty related to interest rate levels that was not evident in the first quarter of 2003, which contributed to lower volume levels in the three months ended March 31, 2003. Partially offsetting this was the geopolitical uncertainty in the first quarter of

2003, which tends to increase usage of our products and services. Our equity product volume was influenced by the volatility in U.S. equity markets that was experienced in the first quarter of 2002 and continued through the first quarter of 2003, primarily as a result of economic conditions and the same geopolitical uncertainty that impacted interest rate volume. This volatility, combined with increased distribution to customers through GLOBEX and marketing efforts to increase awareness of our product offerings, drove the growth in volume in our equity product volume. Approximately 88% of our stock index product volume is traded through the GLOBEX platform. The growth in foreign exchange volume is primarily due to improvements in our GLOBEX trading system and our central counterparty clearing which makes these products increasingly important to large banks and investment banks. Price levels and volatility patterns contributed to the increase in volume in our commodity products during the first quarter of 2003 when compared to the first quarter of 2002.

        Our volume discounts for Eurodollar contracts changed as of March 1, 2003. This change resulted in an increase in the volume levels required to receive the discount and a decrease in the maximum discount that could be received. Also, effective March 1, 2003, we implemented an incentive plan to promote liquidity in the back months of our Eurodollar complex by offering incentives for high volume traders. The total expense under this incentive plan will not exceed $4.0 million for the 10-month period ending December 31, 2003.

        A substantial portion of our clearing and transaction fees as well as telecommunications fees and various service charges included in other revenue are billed to the clearing firms of the exchange. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of the customers of the various clearing firms. We currently have approximately 70 clearing firms. In the three months ended March 31, 2003, one firm, with a significant portion of customer revenue, represented approximately 10% of our net revenues. Should a clearing firm withdraw from the exchange, we believe the customer portion of that firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from any particular clearing firm.

        Quotation Data Fees.    Quotation data fees decreased $0.7 million, or 5.3%, from $12.5 million for the three months ended March 31, 2002 to $11.8 million for the three months ended March 31, 2003.    At the end of the first quarter of 2003, there were approximately 55,000 subscribers to our market data and the data was accessible from approximately 178,000 screens and included approximately 22,000 subscribers to our lower-priced non-professional service. This represented a decrease of approximately 8,000 screens displaying our data on March 31, 2002 when the total was approximately 186,000 screens. While the number of subscribers has increased from approximately 51,000 subscribers at March 31, 2002, the increase occurred in our lower-priced non-professional E-mini market data service. There was a decrease of approximately 2,000 subscribers with first locations for our professional market data service, due in part to contraction in the financial services industry. The change in the number of subscribers, screens and locations from the first quarter of 2002 to the first quarter of 2003 is consistent with the trend experienced over the course of 2002.

        For the three months ended March 31, 2003, the two largest resellers of our market data represented nearly 50% of our quotation data fees revenue. Should one of these vendors no longer subscribe to our market data, we believe the majority of that firm's customers would likely subscribe to our market data through another reseller. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from any particular market data reseller.

        Prices for our professional market data offering increased effective April 1, 2003. Previously, these customers were charged $60 per month for the first screen at each location and $12 per month for each additional screen at the same location. The new pricing is $50 per month for the first screen and $20 per month for each additional screen at the same location.

        GLOBEX Access Fees.    GLOBEX access fees increased $0.6 million, or 18.9%, from $3.1 million for the three months ended March 31, 2002 to $3.7 million for the three months ended March 31, 2003. This increase resulted primarily from the additional monthly access fees generated by an increased number of GLOBEX users during the first quarter of 2003, particularly those accessing GLOBEX through our T1 connection.

        Communication Fees.    Communication fees were unchanged at $2.4 million for the three months ended March 31, 2002 and 2003. The number of individuals and firms utilizing our communications services and the associated rates has been relatively constant from the first quarter of 2002 to the first quarter of 2003.

        Investment Income.    Investment income decreased $0.5 million, or 29.1%, from $1.6 million for the three months ended March 31, 2002 to $1.1 million for the three months ended March 31, 2003. The decline resulted primarily from a reduction in rates earned on our marketable securities, short-term investments of available funds and the investment of clearing firms' cash performance bonds and security deposits. In the third quarter of 2002, we changed our investment policy and converted our marketable securities to short-term investments. Therefore, all investments were short-term in nature during the first quarter of 2003. The average rate earned on all investments declined from approximately 2.1% in the first quarter of 2002 to approximately 1.2% during the same time period in 2003, representing a decrease in investment income of approximately $1.3 million. Another component of the decrease in investment income was the $0.3 million decrease in the investment results of our non-qualified deferred compensation plan that is included in investment income but does not affect our net income, as there is an equal decrease in our compensation and benefits expense. Partially offsetting these decreases in investment income was an increase of approximately $1.2 million in interest income as a result of increased balances in short-term investments of available funds and cash performance bonds and security deposits as well as the investment of the net proceeds of our initial public offering that was completed in December 2002.

        Securities Lending Interest Income and Expense.    Securities lending interest income decreased $0.6 million, or 18.7%, from $3.5 million for the three months ended March 31, 2002 to $2.9 million for the three months ended March 31, 2003.    The average balance of proceeds from securities lending activity was $671.9 million for the three months ended March 31, 2002 and $842.3 million for the three months ended March 31, 2003. Securities lending interest expense decreased $0.4 million, or 13.2%, from $3.0 million for the three months ended March 31, 2002 to $2.6 million for the three months ended March 31, 2003. This expense is an integral part of our securities lending program and is required to engage in securities lending transactions. Therefore, this expense is presented in the consolidated statements of income as a reduction of total revenues. The net revenue from securities lending represented a return of 0.32% on the average daily balance in the first quarter of 2002 compared to 0.13% in the first quarter of 2003. The decline in net revenues from securities lending resulted from a decrease in interest rates earned from the first quarter of 2002 to the first quarter of 2003 while the associated interest expense has remained relatively constant.

        Other Revenue.    Other revenue increased $1.2 million, or 39.6%, from $3.1 million for the three months ended March 31, 2002 to $4.3 million for the three months ended March 31, 2003. This increase is attributed primarily to a $1.0 million increase in the trading revenue generated by GFX and a $0.5 million increase in fees associated with managing our IEF program. In addition, in the first quarter of 2003, we generated $0.7 million of revenue for providing certain communication and regulatory services to OneChicago beginning in the third quarter of 2002. There was no similar revenue in the first quarter of 2002. Partially offsetting these increases was a $0.9 million increase in our share of the OneChicago net loss.

  Expenses

        Total operating expenses increased $12.3 million, or 17.6%, from $69.9 million for the three months ended March 31, 2002 to $82.2 million for the three months ended March 31, 2003. This increase was primarily attributable to increases in compensation and benefits as well as the marketing expenses associated with our brand advertising campaign.

        Compensation and Benefits Expense.    Compensation and benefits expense increased $2.5 million, or 8.0%, from $30.7 million for the three months ended March 31, 2002 to $33.2 million for the three months ended March 31, 2003. There were two significant components to this increase. The average number of employees increased approximately 9%, or by 92 employees, from the first quarter of 2002 to the first quarter of 2003. This increased headcount resulted in additional compensation and benefits of approximately $2.3 million. We had 1,165 employees at March 31, 2003. In addition, compensation and benefits increased approximately $1.4 million as a result of annual salary increases and related increases in employer taxes, pension and benefits. Partially offsetting these increases was a $0.9 million decrease in stock-based compensation which is included in compensation and benefits expense. We have elected an accelerated method for recognizing this expense. Therefore, a greater percentage of the total expense for all stock awards is recognized in the first years of the vesting period. The decline in expense from the first quarter of 2002 to the same period in 2003 is a direct result of the time that has lapsed since the options were granted and the expense previously recognized in the years immediately following the date of grant.

        Occupancy Expense.    Occupancy expense increased $0.5 million, or 8.7%, from $5.8 million for the three months ended March 31, 2002 to $6.3 million for the three months ended March 31, 2003. Higher insurance costs for our premises and utilities primarily resulted in these increases.

        Professional Fees, Outside Services and Licenses Expense.    Professional fees, outside services and licenses increased $0.1 million, or 1.6%, from $7.3 million for the three months ended March 31, 2002 to $7.4 million for the three months ended March 31, 2003. License fees relating to our equity products increased $0.6 million from the first quarter of 2002 to the first quarter of 2003 as a result of increased trading volume in these products. In addition, we experienced an increase in legal fees incurred in relation to a secondary offering of our stock that is anticipated in the second quarter of 2003. Partially offsetting these increases was a $0.8 million decrease in legal fees that were incurred in the first quarter of 2002 relating to the Wagner patent litigation. There was no similar expense in the first quarter of 2003.

        Communications and Computer and Software Maintenance Expense.    Communications and computer and software maintenance expense increased $1.8 million, or 17.6%, from $10.3 million for the three months ended March 31, 2002 to $12.1 million for the three months ended March 31, 2003. This expense is affected primarily by growth in electronic trading. In the first quarter of 2003, we experienced greater communications expense that included a $0.9 million increase for connections to our GLOBEX platform that was partially offset by a $0.5 million refund from our telecommunications provider as a result of a billing error that related to a prior period. Our computer and software maintenance costs are driven by the number of transactions processed, not the volume of contracts traded. We processed nearly 80% of total transactions electronically in the first quarter of 2003 compared to approximately 70% in the first quarter of 2002, which represented approximately 45% and 25%, respectively, of total contracts traded. As a result, our hardware and software maintenance expenses increased nearly $0.8 million from the first quarter of 2002 to the first quarter of 2003. In addition, we incurred $0.3 million in communications expense associated with our remote data facility that became operational in October 2002 and $0.2 million of expense for news and quote services to provide the necessary data to support our E-quotes offering launched in July 2002.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $2.4 million, or 22.2%, from $10.8 million for the three months ended March 31, 2002 to $13.2 million for the three months ended March 31, 2003. Capital expenditures totaled $56.9 million in 2002, with technology-related purchases representing approximately 90% of total purchases. Equipment and software represent the greatest portion of these technology-related purchases and are depreciated over a three or four year period. Therefore, these recent purchases, which include the development of software for internal use, have resulted in the increased depreciation and amortization expense from the first quarter of 2002 to the first quarter of 2003.

        Marketing, Advertising and Public Relations Expense.    Marketing, advertising and public relations expense increased $4.0 million, from $1.6 million for the three months ended March 31, 2002 to $5.6 million for the three months ended March 31, 2003. In 2003 we incurred $5.1 million of expense associated with our brand advertising campaign. There was no similar expense in the first quarter of 2002. We anticipate that this initiative to increase our brand awareness will result in a total expense of approximately $6 million for the year 2003. Partially offsetting the increased brand advertising expense during the first quarter of 2003 was a reduction in product advertising when compared to the same period in 2002.

        Other Expense.    Other expense increased $1.0 million, or 29.2%, from $3.4 million for the three months ended March 31, 2002 to $4.4 million for the three months ended March 31, 2003. The primary factor in this increase was a $0.6 million increase in our insurance expense, which includes directors and officers and general liability coverage. In addition, fees to our Board of Directors increased in the first three months of 2003 as a result of changes in the fee structure that were effective in the fourth quarter of 2002. We also experienced increases in general administrative costs, such as supplies and travel, from the first quarter of 2002 to the first quarter of 2003.

  Income Tax Provision

        We recorded a tax provision of $17.6 million for the three months ended March 31, 2003 compared to $12.5 million for the same period in 2002. The effective tax rate was 40.3% for the first quarter of 2003, compared to 40.0% for the first quarter of 2002.

Liquidity and Capital Resources

        Cash and cash equivalents totaled $357.0 million at March 31, 2003 compared to $339.3 million at December 31, 2002. The $17.7 million increase for this period resulted primarily from our operations for the first quarter of 2003. Cash generated by operations was partially offset by $10.8 million for purchases of property, net of trade-in allowances, and by the $4.6 million payment of our first regular quarterly dividend in March 2003. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices.

        Other current assets readily convertible into cash include accounts receivable. When combined with cash and cash equivalents, these assets represented 73.5% of our total assets, excluding cash performance bonds and security deposits and any investment of securities lending proceeds, at March 31, 2003 and were relatively unchanged from 72.0% at December 31, 2002. Cash performance bonds and security deposits, as well as any investment of securities lending proceeds, are excluded from total assets and total liabilities for purposes of this comparison as these balances may vary significantly over time and there are equal and offsetting current liabilities that relate to these current assets.

        Included in other assets is $20.6 million and $17.3 million of deferred tax assets at March 31, 2003 and December 31, 2002, respectively. These deferred tax assets result primarily from depreciation, stock-based compensation and deferred compensation. There is no valuation reserve for these assets as we expect to fully realize their value in the future based on our expectation of future taxable income.

        Historically, we have met our funding requirements from operations. Net cash provided by operating activities was $37.9 million for the first quarter of 2003 compared to $19.0 million for the same time period in 2002. The cash provided by operations increased in 2003 as a result of our improved operating results as well as an increase in current liabilities that was partially offset by an increase in accounts receivable. The increase in accounts receivable primarily resulted from the increase in trading volume in March 2003 that generated additional clearing and transaction fees. The net cash provided by operating activities exceeded our net income in 2003 primarily as a result of non-cash expenses, such as depreciation, which do not adversely impact our cash flow.

        Cash used in investing activities was $14.2 million for the three months ended March 31, 2003 compared to $20.8 million for the three months ended March 31, 2002. The decrease resulted from the change in our investment policy that was effective in the third quarter of 2002. Net purchases of investments totaled $5.8 million in the first quarter of 2002. There were no similar purchases in the first quarter of 2003.

        Cash used in financing activities was $6.0 million for the first quarter of 2003 compared to $1.3 million for the same time period in 2002. The increase is due to the first regular quarterly dividend of $4.6 million that was paid in March 2003.

        As of March 31, 2003, we were contingently liable on irrevocable letters of credit totaling $50.0 million in connection with our mutual offset system with the Singapore Derivatives Exchange Ltd. and for a $2.5 million letter of credit in favor of the clearing firm through which GFX conducts its activities. We also guarantee the principal for funds invested in the first IEF facility, which had a balance of $463.4 million as of March 31, 2003.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents interest rate risk relating to the marketable securities that are available for sale, as well as derivatives trading risk associated with GFX. With respect to interest rate risk, a change in market interest rates would impact interest income from short-term cash investments and cash performance bonds and security deposits. Changes in market interest rates also would have an effect on the fair value of any marketable securities owned. However, as a result of our new investment policy that became effective in the third quarter of 2002, we invest only in cash equivalents composed primarily of institutional money market mutual funds and obligations of the U.S. Government and its agencies with maturities of seven days or less. Prior to the recent change in our investment policy, we monitored interest rate risk by completing regular reviews of our marketable securities portfolio and its sensitivity to changes in the general level of interest rates, commonly referred to as a portfolio's duration. We controlled the duration of the portfolio primarily through the purchase of individual marketable securities having a duration consistent with our overall investment policy. In addition, under our prior investment policy, we would generally hold marketable securities to maturity, which acted as a further mitigating factor with respect to interest rate risk.

        GFX engages in the purchase and sale of our foreign exchange and Eurodollar futures contracts on the GLOBEX electronic trading platform to promote liquidity in our products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit market risk. Any potential impact on earnings from a change in foreign exchange rates would not be significant. Net position limits are established for each trader and currently amount to $12.0 million in aggregate notional value.

  Interest Rate Risk

        Interest income from marketable securities, short-term cash investments, cash performance bonds and security deposits was $1.4 million in the first quarter of 2003 compared to $1.5 million in the first quarter of 2002. At March 31, 2003, we owned no marketable securities as a result of the change in our investment policy that became effective in the third quarter of 2002.

  Derivatives Trading Risk

        At March 31, 2003, GFX held futures positions with a notional value of $64.1 million, offset by a similar amount of spot foreign exchange positions. The notional value of futures positions at March 31, 2002 was $40.0 million. All positions are marked to market through a charge or credit to other revenue on a daily basis. Net trading gains were $1.4 million for the first quarter of 2003 and $0.4 million for the first quarter of 2002.

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

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits:
10.1.	Agreement, dated as of January 1, 2003, between Chicago Mercantile Exchange Inc. and Phupinder Gill
99.1.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K:

    On January 3, 2003, CME Holdings filed a Current Report on Form 8-K reporting under Item 9 that it had issued a press release announcing that its subsidiary, Chicago Mercantile Exchange Inc. reached an agreement to resolve an indemnification dispute with Euronext-Paris S.A.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. (Registrant)
	By	/s/ DAVID G. GOMACH David G. Gomach Chief Financial Officer
May 9, 2003

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

Date: May 9, 2003	/s/ JAMES J. MCNULTY Name: James J. McNulty Title: President & Chief Executive Officer

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

Date: May 9, 2003	/s/ DAVID G. GOMACH Name: David G. Gomach Title: Managing Director & Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data) (unaudited)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data) (unaudited)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES