Form 10-Q
period 2003-06-30
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2003-08-11
CIK 1156375

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
—OR—
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

        The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2003 was as follows: 6,697,165 shares of Class A common stock, $0.01 par value; 6,243,381 shares of Class A common stock, Class A-1, $0.01 par value; 6,722,418 shares of Class A common stock, Class A-2, $0.01 par value; 6,678,289 shares of Class A common stock, Class A-3, $0.01 par value; 6,426,422 shares of Class A common stock, Class A-4, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$392,835	$339,260
Proceeds from securities lending activities	1,057,976	985,500
Accounts receivable, net of allowance of $1,190 and $1,232	69,316	50,865
Other current assets	8,350	11,515
Cash performance bonds and security deposits	1,968,317	1,827,991

Total current assets	3,496,794	3,215,131
Property, net of accumulated depreciation and amortization	107,096	109,563
Other assets	36,360	30,322

Total Assets	$3,640,250	$3,355,016

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$29,173	$27,607
Payable under securities lending agreements	1,057,976	985,500
Other current liabilities	59,692	48,396
Cash performance bonds and security deposits	1,968,317	1,827,991

Total current liabilities	3,115,158	2,889,494
Long-term debt	648	2,328
Other liabilities	19,411	17,055

Total liabilities	3,135,217	2,908,877

Shareholders' Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 32,708,875 and 32,530,372 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	327	325
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	187,118	179,669
Unearned restricted stock compensation	(1,234)	(665)
Retained earnings	318,822	266,810

Total shareholders' equity	505,033	446,139

Total Liabilities and Shareholders' Equity	$3,640,250	$3,355,016

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Revenues
Clearing and transaction fees	$218,207	$162,159	$115,808	$84,274
Quotation data fees	25,369	24,390	13,570	11,925
GLOBEX access fees	7,605	6,408	3,883	3,278
Communication fees	4,828	4,911	2,412	2,506
Investment income	3,310	2,921	2,164	1,304
Securities lending interest income	4,886	9,789	2,029	6,275
Other	8,690	6,571	4,429	3,518

Total Revenues	272,895	217,149	144,295	113,080
Securities lending interest expense	(4,488)	(8,525)	(1,904)	(5,548)

Net Revenues	268,407	208,624	142,391	107,532

Expenses
Compensation and benefits	71,214	60,108	37,970	29,335
Occupancy	12,575	11,089	6,294	5,308
Professional fees, outside services and licenses	14,939	15,638	7,561	8,377
Communications and computer and software maintenance	23,299	21,633	11,182	11,325
Depreciation and amortization	26,532	23,151	13,321	12,337
Marketing, advertising and public relations	7,136	2,917	1,534	1,354
Other	9,588	8,436	5,159	5,007

Total Expenses	165,283	142,972	83,021	73,043

Income before income taxes	103,124	65,652	59,370	34,489
Income tax provision	(41,990)	(26,002)	(24,357)	(13,498)

Net Income	$61,134	$39,650	$35,013	$20,991

Earnings per Common Share:
Basic	$1.88	$1.38	$1.07	$0.73
Diluted	1.81	1.33	1.03	0.71
Weighted average number of common shares:
Basic	32,579,249	28,787,562	32,624,015	28,800,423
Diluted	33,865,296	29,706,321	33,867,000	29,656,429

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock	Class B Common Stock	Common Stock and Additional Paid-in Capital
				Unearned Restricted Stock Compensation	Retained Earnings	Accumulated Net Unrealized Securities Gains	Total Shareholders' Equity
	Shares	Shares	Amount
Balance December 31, 2002	32,530,372	3,138	$179,994	$(665)	$266,810	$—	$446,139
Net income					61,134		61,134
Exercise of stock options	157,903		3,224				3,224
Tax benefit related to employee stock options			2,205				2,205
Quarterly cash dividends on common stock of $0.14 per share					(9,122)		(9,122)
Vesting of issued restricted Class A common stock	20,600
Stock-based compensation			1,215				1,215
Grant of 12,800 shares of restricted Class A common stock			807	(807)			—
Amortization of unearned restricted Class A common stock				238			238

Balance June 30, 2003	32,708,875	3,138	$187,445	$(1,234)	$318,822	$—	$505,033

Balance December 31, 2001	28,771,562	3,138	$59,517	$(1,461)	$190,033	$277	$248,366
Comprehensive income:
Net income					39,650		39,650
Change in net unrealized gain on securities, net of tax of $560						839	839

Total comprehensive income							40,489
Cash dividend on common stock of $0.60 per share					(17,333)		(17,333)
Vesting of issued restricted Class A common stock	46,000
Stock-based compensation			1,975				1,975
Amortization of unearned restricted Class A common stock				557			557

Balance June 30, 2002	28,817,562	3,138	$61,492	$(904)	$212,350	$1,116	$274,054

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net income	$61,134	$39,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,532	23,151
Stock-based compensation	1,453	2,532
Deferred income tax benefit	(4,791)	(2,839)
Loss on investment in joint venture	2,434	1,102
Gain on sale of marketable securities	—	(167)
Loss on disposal of fixed assets	927	—
Increase (decrease) in allowance for doubtful accounts	(42)	114
Increase in accounts receivable	(18,408)	(7,729)
Decrease (increase) in other current assets	3,166	(4,005)
Increase in other assets	(3,682)	(1,488)
Increase (decrease) in accounts payable	1,566	(5,386)
Increase in other current liabilities	17,842	633
Increase in other liabilities	2,356	1,332

Net Cash Provided by Operating Activities	90,487	46,900

Cash Flows From Investing Activities:
Purchases of property, net	(24,993)	(32,667)
Capital contributions to joint venture	(3,413)	(3,071)
Purchases of marketable securities	—	(47,666)
Proceeds from sales and maturities of marketable securities	—	35,836

Net Cash Used in Investing Activities	(28,406)	(47,568)

Cash Flows From Financing Activities:
Payments on long-term debt	(2,608)	(2,994)
Cash dividends	(9,122)	(17,333)
Proceeds from exercised stock options	3,224	—

Net Cash Used in Financing Activities	(8,506)	(20,327)

Net increase (decrease) in cash and cash equivalents	53,577	(20,995)
Cash and cash equivalents, beginning of period	339,260	69,101

Cash and cash equivalents, end of period	$392,835	$48,106

Supplemental Disclosure Of Cash Flow Information:
Interest paid	$222	$346
Income taxes paid	34,411	34,440
Capital leases-asset additions and related obligations	—	558

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

        The accompanying interim consolidated financial statements have been prepared by Chicago Mercantile Exchange Holdings Inc. (CME Holdings) without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME Holdings as of June 30, 2003 and December 31, 2002, and the results of its operations and its cash flows for the periods indicated.

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

3.     GUARANTEES

        Interest Earning Facility.    Clearing firms, at their option, may instruct Chicago Mercantile Exchange Inc. (CME) to invest cash on deposit for performance bond purposes in a portfolio of securities that is part of the Interest Earning Facility (IEF) program. The first IEF was organized in 1997 as two limited liability companies. Interest earned, net of expenses, is passed on to participating clearing firms. The principal of the first IEFs totaled $231.9 million at June 30, 2003 and is guaranteed by the exchange as long as clearing firms maintain investment balances in this portfolio. The investment portfolio of these facilities is managed by two of the exchange's approved settlement banks, and eligible investments include U.S. Treasury bills and notes, U.S. Treasury strips and reverse repurchase agreements. The maximum average portfolio maturity is 90 days and the maximum maturity for an individual security is 13 months. If funds invested in the IEF are required to be liquidated due to a clearing firm redemption transaction and funds are not immediately available due to lack of liquidity in the investment portfolio, default of a repurchase counterparty, or loss in market value, CME guarantees the amount of the requirement. FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees of Indebtedness of Others," requires that an entity (CME) issuing a guarantee recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. CME has evaluated its requirements under FIN No. 45 and concluded that no significant liability is required to be recorded.

        Intellectual Property Indemnifications.    Some agreements with customers accessing GLOBEX® and utilizing our market data services and SPAN® software contain indemnifications from intellectual property claims that may be made against them as a result of their use of these products. The potential future claims relating to these indemnifications cannot be estimated and, therefore, in accordance with FIN No. 45, no liability has been recorded.

4.     VARIABLE INTEREST ENTITIES

        In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN No. 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN No. 46 applies immediately to VIE's created after January 31, 2003 and is required to be adopted for periods after June 30, 2003. CME expects to adopt FIN No. 46 beginning with the reporting period ending September 30, 2003. The first IEFs as described above have been determined to be a VIE subject to consolidation (Note 3). If consolidation occurred at June 30, 2003, the effect would be to increase assets and liabilities on the consolidated balance sheet by $231.9 million, the balance in the first IEFs at that date. Such consolidation would have no significant impact on net revenues and would have no effect on net income.

        CME also holds a variable interest in OneChicago, LLC, our 40% owned joint venture with the Chicago Board Options Exchange. The company has determined that it is not the primary beneficiary of the VIE and therefore does not meet the consolidation requirements under FIN No. 46.

5.     LEGAL MATTERS

        In November 2002, a former employee filed a complaint in the Circuit Court of Cook County, Illinois, which was subsequently amended to allege common law claims of retaliatory discharge and racial discrimination. He is seeking damages in excess of $3 million. In June 2003, the employee filed a complaint in the United States District Court for the Northern District of Illinois alleging that his employment was terminated because of his race in violation of Title VII of the Civil Rights Act of 1964, as amended, and that his termination violated Section 1981 of the Civil Rights Act of 1866, as amended. The employee is seeking reinstatement, back pay and benefits, punitive damages in the amount of $200,000, plus actual damages. CME has removed the state court action to federal court based on exclusive federal jurisdiction and to join the case with the federal court action, and the employee has filed a motion to remand the state court action. Based on its investigation to date and advice from legal counsel, management believes these claims are without merit and will defend them vigorously.

6.     CAPITAL STOCK

        On June 24, 2003, CME Holdings completed a secondary public offering of its Class A common stock. All 1,220,635 shares sold in the offering were sold by selling shareholders and included 75,981 shares of Class A common stock subject to stock options. The shares of Class A common stock were sold at a price to the public of $69.60 per share. CME Holdings did not receive any proceeds from the sale of shares by the selling shareholders and incurred $0.7 million in expenses in connection with the offering.

        Shares Outstanding.    As of June 30, 2003, 6,684,365 shares of Class A common stock, 6,231,881 shares of Class A-1 common stock, 6,710,918 shares of Class A-2 common stock, 6,666,789 shares of

Class A-3 common stock, 6,414,922 shares of Class A-4 common stock, 625 shares of Class B-1 common stock, 813 shares of Class B-2 common stock, 1,287 shares of Class B-3 common stock and 413 shares of Class B-4 common stock were issued and outstanding. This does not include 58,800 shares of Class A common stock subject to restricted stock awards, which are not vested. CME Holdings has no shares of preferred stock issued and outstanding.

  Transfer Restrictions.

        Class A Common Stock.    Each class of CME Holdings Class A common stock is identical, except that the shares of Class A-1, A-2, A-3 and A-4 common stock are subject to transfer restrictions contained in CME Holdings' Certificate of Incorporation. The number of shares outstanding at June 30, 2003 and the timing of the expiration of the transfer restrictions are set forth below. Until these transfer restrictions lapse, shares of Class A-1, A-2, A-3 and A-4 common stock may not be sold or transferred separately from a share of Class B common stock, subject to limited exceptions specified in CME Holdings' Certificate of Incorporation. There are no restrictions on the shares of Class A common stock sold in the secondary public offering. Pursuant to CME Holdings' Certificate of Incorporation, as a result of the secondary offering, transfer restrictions on the Class A-1 shares that were not sold in the secondary offering will remain in effect until June 4, 2004.

	Shares Outstanding	Transfer Restrictions Expire
Class A	6,684,365	Not restricted
Class A-1	6,231,881	June 4, 2004
Class A-2	6,710,918	December 7, 2003
Class A-3	6,666,789	June 4, 2004
Class A-4	6,414,922	June 4, 2004

Total Class A Shares Outstanding	32,708,875

7.     STOCK OPTIONS

        In June 2003, CME granted additional stock options to various employees under the Omnibus Stock Plan. The options vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. The options have a 10-year term with an exercise price of $63.01, the market price at the grant date. In accordance with FAS 123, the fair value of the options granted to employees was $8.3 million, measured at the grant date using the Black-Scholes method of valuation. A risk-free rate of 2.52% was used over a period of six years with a 29.2% volatility factor and a 1.3% dividend yield. This compensation expense will be recognized over the vesting period. In June 2003, CME also granted 12,800 shares of restricted stock that have the same vesting provisions as the stock options granted at that time. Compensation expense of $0.8 million relating to restricted stock will be recognized over the vesting period.

        The following table summarizes stock option activity for the six months ended June 30, 2003:

	Number of Shares
	Class A	Class B
Balance at December 31, 2002	2,522,978	156
Granted	465,900
Exercised	(127,724)	(5)
Cancelled	(10,300)

Balance at June 30, 2003	2,850,854	151

        In April 2003, the CEO exercised 6.86% of the Tranche A portion of his stock option. Under the provisions of the CEO's employment agreement, CME is allowed to provide Class A shares for the value of the Class B portion of the option. As a result, the option was satisfied through the issuance of 79,522 Class A shares, of which 49,343 were issued from the Omnibus Stock Plan. The remaining shares were issued to satisfy the Class B portion of the option and represented authorized and unissued shares of the company registered pursuant to a registration statement on Form S-8.

        Total stock options and the portion that can be exercised at June 30, 2003 are as follows:

		Total Options Outstanding	Exercisable Shares
CEO Option:
Tranche A:	Class A Shares Class B Shares	669,946 73	535,957 58
Tranche B:	Class A Shares Class B Shares	719,289 78	575,431 62
Employee Options:
Class A Shares		1,461,619	585,431

Total Stock Options		2,851,005	1,696,939

8.     EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income by the weighted average number of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options and restricted stock awards were exercised or converted into common stock. The dilutive effect of the option granted to the CEO is calculated as if the entire option, including the Class A share and Class B share portions of the option, would be satisfied through the issuance of Class A shares.

	Six Months Ended June 30		Three Months Ended June 30
	2003	2002	2003	2002
	(in thousands, except share and per share data)
Net income	$61,134	$39,650	$35,013	$20,991
Weighted Average Number of Common Shares:
Basic	32,579,249	28,787,562	32,624,015	28,800,423
Effect of stock options	1,251,715	883,246	1,216,749	837,724
Effect of restricted stock grants	34,332	35,513	26,236	18,272

Diluted	33,865,296	29,706,321	33,867,000	29,656,429

Earnings per Share:
Basic	$1.88	$1.38	$1.07	$0.73
Diluted	1.81	1.33	1.03	0.71

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

  Overview

        Our operations for the six months ended June 30, 2003 resulted in net income of $61.1 million compared to net income of $39.7 million for the six months ended June 30, 2002. The increase in net income resulted primarily from a 28.7% increase in net revenues that was only partially offset by a 15.6% increase in operating expenses. The increase in net revenues was driven by a 34.6% increase in revenue from clearing and transaction fees that resulted from a 21.5% increase in total trading volume during the first six months of 2003 when compared to the first six months of 2002. This increase in clearing and transaction fees exceeded the percentage increase in trading volume primarily as a result of the increase in trades executed through our GLOBEX® electronic trading platform, which resulted in a higher average rate per trade, and a shift in the mix of products traded. Increases in compensation and benefits as well as the $5.1 million of expenses related to our brand advertising campaign in the first quarter of 2003 and greater depreciation expense were the primary contributors to the increase in total operating expenses.

        Trading volume for the six months ended June 30, 2003 totaled 315.0 million contracts, representing an average daily trading volume of 2.5 million contracts. This was a 21.5% increase over the 259.2 million contracts traded during the same period in 2002, representing an average daily trading volume of 2.1 million contracts. Many volume trading records were established in the first six months of 2003. Daily volume for the month of June 2003 averaged 3.0 million contracts per day, the highest in CME history, and the average daily volume in March 2003 averaged 2.8 million contracts per day, the second highest in CME history. In addition, on March 17, 2003, 1.7 million contracts were traded on GLOBEX, the highest GLOBEX volume day on record, when excluding TRAKRSSM volume.

  Revenues

        Total revenues increased $55.8 million, or 25.7%, from $217.1 million for the six months ended June 30, 2002 to $272.9 million for the six months ended June 30, 2003. Net revenues increased $59.8 million, or 28.7%, from the first half of 2002 as compared to the same period in 2003. The increase in revenues was attributable primarily to a 21.5% increase in average daily trading volume for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. In the first six months of 2003, electronic trading volume represented 42.3% of total trading volume, or nearly 1.1 million contracts per day, an 82.3% increase over the same period in 2002. Increased trading volume levels resulted from: continued volatility in currencies and U.S. stocks early in 2003; significant mortgage refinancing activity and the reduction in the Fed funds rate in June 2003 that resulted in increased volume in our interest rate products; geopolitical and economic uncertainty; increased customer demand for the liquidity provided by our markets; and product offerings that allowed customers to manage their risks. The additional clearing and transaction fees resulting from the increase in trading volume were augmented by increased revenue generated from our market data offerings, GLOBEX access fees, investment income, our fees for managing the Interest Earning Facility (IEF) program and trading revenue from GFX, our wholly owned subsidiary that utilizes GLOBEX to trade in foreign exchange and Eurodollar futures contracts. Partially offsetting these increases in revenue were modest declines in securities lending interest income, net of interest expense, and losses incurred on the trade-in of certain technology equipment.

        Clearing and Transaction Fees.    Clearing and transaction fees, which include clearing fees, GLOBEX electronic trading fees and other volume-related charges increased $56.0 million, or 34.6%, from $162.2 million for the six months ended June 30, 2002 to $218.2 million for the six months ended June 30, 2003. A significant portion of the increase was attributable to the 21.5% increase in average daily trading volume. In addition to the increase in trading volume, there was a substantial increase in the percentage of trading volume executed through GLOBEX, our electronic trading platform. In the first six months of 2003, GLOBEX volume represented 42.3% of total trading volume compared to 28.2% during the same period in 2002. Also, the product mix shifted to more equity product volume. For the six months ended June 30, 2003, equity products represented 44.0% of trading volume, compared to 31.8% during the same period of 2002. By contrast, for the six months ended June 30, 2003, interest rates represented 49.5% of our volume, compared to 62.0% during the same period in 2002. Fees for interest rate products are lower than fees for equity products. In the normal course of business, we audit our clearing firms for compliance with our fee policies and assessments are issued for any deficiencies noted. Clearing and transaction fees revenue increased in the first six months of 2003 as the result of clearing firm assessments for clearing and transaction fees resulting from these audits and included one assessment for $2.5 million. In addition, clearing and transaction fees for the first six months of 2002 were reduced by $5.0 million as a result of a reserve established in June 2002 for a one-time payment to clearing firms relating to our fee adjustment policy and clearing firm account management errors. There was no similar reserve in the first six months of 2003.

        The average rate, or revenue, per contract increased from $0.626 for the six months ended June 30, 2002 to $0.693 for the same period in 2003. The increase was primarily the result of the increase in percentage of trades executed through GLOBEX, which has a higher average rate per trade, and the product mix shift. In addition, the tiered pricing for Eurodollar products was changed effective March 1, 2003. The thresholds for obtaining the tiered pricing discounts were increased, and the amount of the discount was decreased. As a result, the average rate per contract during the first six months of 2003 reflects a reduction of approximately $0.018 for the effect of tiered pricing compared to a $0.040 reduction in the first six months of 2002. In addition, the clearing firm assessment for clearing and transaction fees of $2.5 million added approximately $0.008 to our average rate per contract for the six months ended June 30, 2003. With respect to the first six months of 2002, the average rate per contract was reduced by approximately $0.016 as a result of the $5.0 million reserve established in June 2002 to allow clearing firms to submit clearing fee adjustments for prior periods. Partially offsetting these factors that resulted in an increase in the average rate per contract in the first six months of 2003 was a decrease in the percentage of trades executed by non-member customers from 23% for the first half of 2002 to 22% for the first half of 2003. We believe our lower fee structure for members has resulted in the acquisition of trading rights by parties intending to trade significant volumes on our exchange, creating an increase in member volume. In addition, an incentive program was implemented effective March 1, 2003 to stimulate volume in the back months of the Eurodollar futures contract, or those contract months that trade three to 10 years into the future. This program reduced our average rate per contract approximately $0.004 or $1.3 million, for the six months ended June 30, 2003. Finally, in July 2002, we began trading a new contract, Long-Short Technology TRAKRS, that was followed by two additional TRAKRS contracts through June 30, 2003. Similar to limits on certain GLOBEX fees, transaction fees for this contract are limited based on the size of the order. The average rate per contract on these trades in the first six months of 2003 was $0.011. As a result, TRAKRS volume had an adverse impact on our overall rate per contract during the six months ended June 30, 2003. If volume and fees for TRAKRS were excluded from the first half of 2003, our average rate per contract would have increased by approximately $0.008 to $0.701.

        The following table shows the average daily trading volume in our four product areas, the portion that was traded electronically through the GLOBEX platform, and clearing and transaction fee revenues expressed in total dollars and as an average rate per contract:

	Six Months Ended June 30
Product Area			Percentage Increase/ (Decrease)
	2003	2002
Interest Rate	1,257,513	1,295,102	(2.9)%
Equity	1,116,995	664,073	68.2
Foreign Exchange	131,707	99,446	32.4
Commodity	34,332	31,810	7.9

Total Volume	2,540,547	2,090,431	21.5

GLOBEX Volume	1,075,068	589,826	82.3
GLOBEX Volume as a Percent of Total Volume	42.3%	28.2%
Clearing and Transaction Fee Revenues (in thousands)	$218,207	$162,159
Average Rate per Contract	$0.693	$0.626

        With the exception of our interest rate products, we experienced an increase in trading volume in each product area in the first six months of 2003 when compared to the same period in 2002. With respect to interest rate products, in 2002, there was uncertainty related to interest rate levels that was not as evident in the first quarter of 2003. The reduction in interest rate product trading volume experienced in the first three months of 2003 was partially offset by increased trading volume in the second quarter of 2003 that resulted from mortgage refinancing activity and the 0.25% reduction in the Fed funds rate announced by the U.S. Federal Reserve Board in June 2003. Our equity product volume was influenced by the volatility in U.S. equity markets that was evident in the first three months of 2003, primarily as a result of economic conditions and geopolitical uncertainty. This volatility, combined with increased distribution to customers through GLOBEX and marketing efforts to increase awareness of our product offerings, drove the growth in volume in our equity products. The growth in foreign exchange volume is primarily due to improvements in our GLOBEX trading system and our central counterparty clearing which makes these products increasingly important to large banks and investment banks. Price levels and volatility patterns that contributed to the increase in volume in our commodity products during the first quarter of 2003 continued through the second quarter of 2003.

        Our volume discounts for Eurodollar contracts changed as of March 1, 2003. This change included an increase in the volume levels that must be traded to receive the discount and a decrease in the maximum discount that could be received. Also, effective March 1, 2003, we implemented an incentive plan to promote liquidity in the back months of our Eurodollar futures by offering incentives for high volume traders. The total expense under this incentive plan will not exceed $4.0 million for the 10-month period ending December 31, 2003.

        Effective September 2, 2003, we will reduce GLOBEX electronic trading customer fees that are associated with calendar spread "rolls" in our E-mini™ stock index contracts for customer accounts from $0.50 to $0.10 per side. As a result, the overall customer rate for these roll trades, when executed as a spread, will be reduced from $1.14 to $0.74 per side. A roll occurs when a position in an expiring contract is replaced by a similar position in the new front-month contract.

        On that same date we will also reduce GLOBEX electronic trading system fees for Eurodollar contracts and other interest rate products from $0.25 per side to $0.10 per side for CME members, clearing members and their affiliates.

        Additionally, we will establish a market maker program for Eurodollar futures traded on GLOBEX during non-floor trading hours. The electronic Eurodollar market maker program will be open to CME members, lessees and those who trade proprietary accounts at member firms. In order to participate in the market maker program, individuals or firms will be required to post sizeable bids and offers in designated Eurodollar futures contracts during non-floor trading hours, or between 2:00 p.m. and 7:20 a.m. Central Time Monday through Thursday and Sundays from 5:30 p.m.

        A substantial portion of our clearing as well as transaction fees, telecommunications fees and various service charges included in other revenue are billed to the clearing firms of the exchange. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of the customers of the various clearing firms. We currently have approximately 70 clearing firms. Should a clearing firm withdraw from the exchange, we believe the customer portion of that firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from any particular clearing firm.

        Quotation Data Fees.    Quotation data fees increased $1.0 million, or 4.0%, from $24.4 million for the six months ended June 30, 2002 to $25.4 million for the six months ended June 30, 2003. The increase resulted primarily from the change to our fee structure that was implemented on April 1, 2003. At that time, we changed the fees for our professional service by increasing the fee for additional screens from $12 per month to $20 per month and lowering the fee for first locations from $60 per month to $50 per month. At June 30, 2003, there were approximately 58,000 subscribers to our market data and the data was accessible from approximately 176,000 screens and included approximately 25,000 subscribers to our lower-priced non-professional service. This represented a decrease of approximately 9,000 screens from June 30, 2002 when the total was approximately 185,000 screens. While the number of subscribers has increased from approximately 50,000 subscribers at June 30, 2002, the increase occurred in our lower-priced non-professional E-mini market data service. The change in the number of subscribers, screens and locations from the first half of 2002 to the first half of 2003 is consistent with the trend experienced over the course of 2002, primarily as a result of contraction within the financial services industry.

        For the six months ended June 30, 2003, the two largest resellers of our market data represented approximately 50% of our quotation data fees revenue. Should one of these vendors no longer subscribe to our market data, we believe the majority of that firm's customers would likely subscribe to our market data through another reseller. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from any particular market data reseller.

        Effective January 1, 2004, we will modify our market data pricing to a flat fee structure. Users of the professional service will be charged $30 per month for each market data screen, or device. There will no longer be a different charge for the first screen at each location.

        GLOBEX Access Fees.    GLOBEX access fees increased $1.2 million, or 18.7%, from $6.4 million for the six months ended June 30, 2002 to $7.6 million for the six months ended June 30, 2003. This increase resulted primarily from the additional monthly access fees generated by an increased number of GLOBEX users during the first half of 2003, particularly those accessing GLOBEX through our T-1 connection.

        In July, 2003 we announced an expanded telecommunications alternative, Client DIRECTLink, for users of GLOBEX, our CLEARING 21® system and market data. This program allows participants to coordinate intercompany connectivity to CME through existing connections to major telecommunications vendors, giving them the option to order CME connections with greater capacity than the existing T-1 line offered through CME. Through this program, customers will now manage their own equipment and network. CME will charge $200 a month per 0.5 megabyte bandwidth, and the telecommunications company selected will charge an access fee that varies by customer. To the extent that existing customers switch to this alternative, we will experience a decrease in revenue as well as in communications expense.

        Communication Fees.    Communication fees were relatively constant at $4.9 million for the six months ended June 30, 2002 and $4.8 million for the six months ended June 30, 2003. The number of individuals and firms utilizing our communications services and the associated rates has not changed significantly from the first six months of 2002 to the first six months of 2003.

        Investment Income.    Investment income increased $0.4 million, or 13.3%, from $2.9 million for the six months ended June 30, 2002 to $3.3 million for the six months ended June 30, 2003. The increase resulted primarily from an increase of approximately $3.1 million in interest income as a result of increased balances in short-term investments of available funds and cash performance bonds and security deposits as well as the investment of the net proceeds of our initial public offering that was completed in December 2002. In addition, there was a $0.9 million increase in the investment results of our non-qualified deferred compensation plan that is included in investment income but does not affect our net income, as there is an equal increase in our compensation and benefits expense. Partially offsetting these increases in investment income was a reduction in rates earned on our marketable securities, short-term investments of available funds and the investment of clearing firms' cash performance bonds and security deposits. In the third quarter of 2002, we changed our investment policy and converted our marketable securities to short-term investments. Therefore, all investments were short-term in nature during the first half of 2003 and consisted of money market mutual funds. The average rate earned on all investments declined from approximately 2.5% in the first six months of 2002 to approximately 1.1% during the same period in 2003, representing a decrease in investment income of approximately $3.5 million.

        Securities Lending Interest Income and Expense.    Securities lending interest income decreased $4.9 million, or 50.0%, from $9.8 million for the six months ended June 30, 2002 to $4.9 million for the six months ended June 30, 2003. The average balance of proceeds from securities lending activity was $956.0 million for the six months ended June 30, 2002 and $736.9 million for the six months ended June 30, 2003. Securities lending interest expense decreased $4.0 million, or 47.4%, from $8.5 million for the six months ended June 30, 2002 to $4.5 million for the six months ended June 30, 2003. This expense is an integral part of our securities lending program and is required to engage in securities lending transactions. Therefore, this expense is presented in the consolidated statements of income as a reduction of total revenues. The net revenue from securities lending represented a return of 0.26% on the average daily balance in the first half of 2002 compared to 0.11% in the first half of 2003. Beginning in 2003, we elected to make our daily offering of securities available for lending later in the business day. As a result, the number of investment choices and the related returns has decreased from 2002 to 2003.

        Other Revenue.    Other revenue increased $2.1 million, or 32.3%, from $6.6 million for the six months ended June 30, 2002 to $8.7 million for the six months ended June 30, 2003. This increase is attributed primarily to a $2.2 million increase in the trading revenue generated by GFX, a $0.7 million increase in fees associated with managing our IEF program and a $1.3 million increase in revenue for certain communication services provided to OneChicago, the joint venture established for the trading of single stock futures and narrow-based stock indexes. Partially offsetting these increases was a $1.3 million increase in our share of the OneChicago net loss and $0.9 million of losses incurred on certain technology equipment that was traded-in during the first six months of 2003.

  Expenses

        Total operating expenses increased $22.3 million, or 15.6%, from $143.0 million for the six months ended June 30, 2002 to $165.3 million for the six months ended June 30, 2003. This increase was primarily attributable to increases in compensation and benefits as well as the marketing expenses associated with our brand advertising campaign and depreciation and amortization expense.

        Compensation and Benefits Expense.    Compensation and benefits expense increased $11.1 million, or 18.5%, from $60.1 million for the six months ended June 30, 2002 to $71.2 million for the six months ended June 30, 2003. There were four significant components to this increase. The average number of employees increased approximately 8%, or by 89 employees, from the six months ended June 30, 2002 to the six months ended June 30, 2003. This increased headcount resulted in additional compensation and benefits, excluding bonuses, of approximately $4.4 million. We had 1,185 employees at June 30, 2003. Compensation and benefits increased approximately $3.9 million as a result of annual salary increases and related increases in employer taxes, pension and benefits. Additionally, bonus expense increased $4.1 million from the six months ended June 30, 2002 to the six months ended June 30, 2003. As a result of an annual incentive plan approved in 2003, bonus expense is now directly linked to cash earnings as defined in the plan. Finally, the $0.9 million increase in the earnings of the deferred compensation plan resulted in increased compensation and benefits expense. Partially offsetting these increases was a $1.1 million decrease in stock-based compensation. Although there were additional stock options granted in June 2003, the majority of outstanding stock options were issued in 2000 and 2001. We have elected an accelerated method for recognizing this expense and as a result, a greater percentage of the total expense for all stock awards is recognized in the first years of the vesting period. Therefore, the decline in expense from the first six months of 2002 to the same period in 2003 is a direct result of the time that has lapsed since options were granted and the expense previously recognized in the periods immediately following the date of grant. Finally, there was a $0.7 million decrease in compensation and benefits expense for the six months ended June 30, 2003 as a result of the reimbursement provisions of the CME/Chicago Board of Trade (CBOT®) Common Clearing Link agreement. Under the terms of this agreement, that was finalized in April 2003, CME will begin to provide clearing services to CBOT in November 2003 and we will be reimbursed by CBOT to a maximum of $2.0 million for expenses to prepare for providing this service. There was no similar reimbursement arrangement during the six months ended June 30, 2002.

        Occupancy Expense.    Occupancy expense increased $1.5 million, or 13.4%, from $11.1 million for the six months ended June 30, 2002 to $12.6 million for the six months ended June 30, 2003. Increased operating expenses and insurance costs resulted in $1.0 million of this increase. Rent expense has also increased, as a result of additional space we now lease at our main location.

        Professional Fees, Outside Services and Licenses Expense.    Professional fees, outside services and licenses decreased $0.7 million, or 4.5%, from $15.6 million for the six months ended June 30, 2002 to $14.9 million for the six months ended June 30, 2003. The decrease resulted primarily from a $0.8 million decrease in legal fees, which included a $1.8 million decrease in fees incurred for the patent litigation that was settled in 2002. This decline in legal fees related to litigation was partially offset by additional legal fees as a result of our secondary offering of stock that was completed in June 2003. Additionally, under the terms of our CME/CBOT Common Clearing Link agreement that was signed in April 2003, our professional fees expense in the first six months of 2003 has been reduced by $0.4 million for amounts that will be reimbursed by CBOT. No similar reimbursement existed during 2002. Partially offsetting these decreases was a $0.9 million increase in license fees relating to increased trading volume in our equity products.

        Communications and Computer and Software Maintenance Expense.    Communications and computer and software maintenance expense increased $1.7 million, or 7.7%, from $21.6 million for the six months ended June 30, 2002 to $23.3 million for the six months ended June 30, 2003. Expenses of this nature are affected primarily by growth in electronic trading. Our computer and software maintenance costs are driven by the number of transactions processed, not the volume of contracts traded. We processed nearly 80% of total transactions electronically in the first half of 2003 compared to approximately 70% in the first half of 2002, which represented approximately 40% and nearly 30%, respectively, of total contracts traded. As a result, our expenses for software and maintaining hardware increased $1.0 million during the first six months of 2003 when compared to the same period in 2002, primarily as a result of the need to expand our capacity for processing transactions. In addition, the communications expense associated with our remote data facility, that became operational in October 2002, increased $0.8 million from the first half of 2002 to the first half of 2003. Communications expense associated with our GLOBEX network was relatively constant from the six months ended June 30, 2002 to the six months ended June 30, 2003 primarily as a result of a $1.5 million refund from our telecommunications provider for billing errors that related to previous periods.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $3.3 million, or 14.6%, from $23.2 million for the six months ended June 30, 2002 to $26.5 million for the six months ended June 30, 2003. Capital expenditures totaled $56.9 million in 2002 and $25.0 million in the first six months of 2003. Technology-related purchases represented approximately 90% of total purchases in 2002 and 85% in 2003. Equipment and software represent the greatest portion of these technology-related purchases and are depreciated over a three or four year period. Therefore, these recent purchases, which include the development of software for internal use, have resulted in the increased depreciation and amortization expense from the first half of 2002 to the first half of 2003.

        Marketing, Advertising and Public Relations Expense.    Marketing, advertising and public relations expense increased $4.2 million, from $2.9 million for the six months ended June 30, 2002 to $7.1 million for the six months ended June 30, 2003. In the first quarter of 2003 we incurred $5.1 million of expense associated with our brand advertising campaign. There was no similar expense in the first half of 2002. We anticipate that this initiative to increase our brand awareness will result in a total expense of approximately $6 million for the year 2003. Partially offsetting the increased brand advertising expense during the first quarter of 2003 was a reduction in product advertising when compared to the same period in 2002.

        Other Expense.    Other expense increased $1.2 million, or 13.7%, from $8.4 million for the six months ended June 30, 2002 to $9.6 million for the six months ended June 30, 2003. The primary factor in this increase was a $1.0 million increase in our insurance expense, which includes directors and officers and general liability coverage. In addition, fees to our Board of Directors increased in the first six months of 2003 as a result of changes in the fee structure that were effective in the fourth quarter of 2002. We also experienced increases in general administrative costs from the first half of 2002 to the first half of 2003.

  Income Tax Provision

        We recorded an income tax provision of $42.0 million for the six months ended June 30, 2003 compared to $26.0 million for the same period in 2002. The effective tax rate was 40.7% for the first six months of 2003, compared to 39.6% for the first six months of 2002. The increase in the effective rate resulted primarily from certain expenses related to our secondary offering, completed in June 2003, that are not deductible for purposes of determining taxable income.

Results of Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

  Overview

        Our operations for the three months ended June 30, 2003 resulted in net income of $35.0 million compared to net income of $21.0 million for the three months ended June 30, 2002. The increase in net income resulted primarily from a 32.4% increase in net revenues that was only partially offset by a 13.7% increase in operating expenses. The increase in net revenues was driven by a 21.6% increase in total trading volume during the second quarter of 2003 when compared to the second quarter of 2002. The percentage increase in net revenues exceeded the increase in trading volume primarily as a result of the increase in the percentage of trades executed through GLOBEX which consist primarily of equity products with a higher average rate per trade. In addition, revenue for the three months ended June 30, 2002 was reduced by the $5.0 million reserve established for payments to clearing firms for fee adjustments. There was no similar reserve in 2003. Increases in expenses resulted primarily from greater compensation and benefits expense.

        Trading volume for the three months ended June 30, 2003 totaled 168.6 million contracts, representing an average daily trading volume of 2.7 million contracts. This was a 21.6% increase over the 138.7 million contracts traded during the same period in 2002, representing an average daily trading volume of 2.2 million contracts. The month of June 2003 represented the busiest month in our history, as 63.6 million contracts were traded. June 2003 was the second busiest month in our history for average daily volume in our E-mini equity futures and new volume records were established for interest rate and foreign exchange products.

  Revenues

        Total revenues increased $31.2 million, or 27.6%, from $113.1 million for the three months ended June 30, 2002 to $144.3 million for the three months ended June 30, 2003. Net revenues increased $34.9 million, or 32.4%, from the second quarter of 2002 to the same period in 2003. The increase in revenues was attributable primarily to a 23.5% increase in average daily trading volume for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002. In the second quarter of 2003, volume increased in our four main product areas and in our three venues. Electronic trading volume represented 40.6% of total trading volume, or nearly 1.1 million contracts per day, a 63.0% increase over the same period in 2002. In addition to increased clearing and transaction fees resulting from the increase in trading volume, we also experienced increased revenue from quotation data fees, investment income and trading revenue from GFX, our wholly owned subsidiary that utilizes GLOBEX to trade in foreign exchange and Eurodollar futures contracts. These increases were partially offset by a reduction in interest income, net of the applicable interest expense, from our securities lending activity.

        Clearing and Transaction Fees.    Clearing and transaction fees, which include clearing fees, GLOBEX electronic trading fees and other volume-related charges increased $31.5 million, or 37.4%, from $84.3 million for the three months ended June 30, 2002 to $115.8 million for the three months ended June 30, 2003. A significant portion of the increase was attributable to the 23.5% increase in average daily trading volume. In addition to the increase in trading volume, there was a significant increase in the percentage of trading volume executed through GLOBEX, our electronic trading platform. In the second quarter of 2003, GLOBEX volume represented 40.6% of total trading volume compared to 30.8% during the same period in 2002. Also, the product mix shifted to more equity product volume and less interest rate volume. For the three months ended June 30, 2003, equity products represented 41.7% of trading volume, compared to 34.0% during the same period of 2002. By contrast, for the three months ended June 30, 2003, interest rates represented 51.9% of our volume, compared to 59.8% during the same period in 2002. Fees for interest rate products are lower than fees for equity products. In addition, clearing and transaction fees revenue for the second quarter of 2003 includes revenue for clearing firm assessments resulting from audits of clearing and transaction fees that are conducted in the normal course of business to assure compliance with our fee policies. Any correction to prior billings is assessed based on the audit and the second quarter of 2003 included an assessment of $2.5 million. Finally, in the second quarter of 2002, we established a one-time reserve of $5.0 million for payments to clearing firms for their account management errors that were not adjusted within our established three-month timeframe for correcting these errors. There was no similar reserve in the second quarter of 2003.

        Primarily as a result of the increase in percentage of trades executed through GLOBEX and the product mix shift, the average rate, or revenue, per contract increased from $0.608 for the three months ended June 30, 2002 to $0.687 for the same period in 2003. In addition, the $5.0 million reserve established in the second quarter of 2002 resulted in a $0.036 reduction in the rate per trade for the three months ended June 30, 2002. Without the reserve, the average rate per trade would have been $0.644 for the second quarter of 2002. In the second quarter of 2003, the change to our tiered pricing discounts for Eurodollar products that became effective March 1, 2003 had a favorable impact on the average rate per contract. The thresholds for obtaining the tiered pricing discounts were increased and the amount of the discount was decreased. As a result, the tiered pricing discount reduced our rate per trade by only $0.015 in the second quarter of 2003 compared to a reduction of $0.038 in the second quarter of 2002. The previously mentioned clearing firm assessment for clearing and transaction fees also increased our average rate per contract in the second quarter of 2003 by $0.015. To stimulate volume in the back months of the Eurodollar futures contract, an incentive program was implemented effective March 1, 2003. This program reduced our average rate per contract approximately $0.006 for the three months ended June 30, 2003. Our average rate per contract for the three months ended June 30, 2003 was also affected by the introduction of TRAKRS contracts in July 2002. Similar to limits on certain GLOBEX fees, transaction fees for this contract are limited based on the size of the order. The average rate per contract for these trades in the second quarter of 2003 was $0.011. As a result, TRAKRS volume had an adverse impact on our overall rate per contract. If volume and fees for TRAKRS were excluded from the second quarter 2003, our average rate per contract would have increased by approximately $0.012 to $0.699. In the second quarter of 2002 and 2003, the percentage of trades executed by non-member customers was constant at 22%, reversing a recent trend over the past two years when the percentage of non-member customer trades had been declining.

        The following table shows the average daily trading volume in our four product areas, the portion that was traded electronically through the GLOBEX platform, and clearing and transaction fee revenues expressed in total dollars and as an average rate per contract:

	Three Months Ended June 30
Product Area			Percentage Increase/ (Decrease)
	2003	2002
Interest Rate	1,389,457	1,295,024	7.3%
Equity	1,115,884	737,611	51.3
Foreign Exchange	136,722	102,647	33.2
Commodity	33,970	31,811	6.8

Total Volume	2,676,033	2,167,093	23.5

GLOBEX Volume	1,086,868	666,640	63.0
GLOBEX Volume as a Percent of Total Volume	40.6%	30.8%
Clearing and Transaction Fee Revenues (in thousands)	$115,808	$84,274
Average Rate per Contract	$0.687	$0.608

        Volume in our interest rate products grew each month in the second quarter of 2003, culminating in a new record in June. Interest rate volume has increased as derivatives users focus on credit quality. Additionally, mortgage refinancing activity has continued and the U.S. Federal Reserve Board reduced the Fed funds rate in June 2003. Our equity product volume experienced significant growth from the second quarter of 2002 to the second quarter of 2003. Approximately 88% of our stock index product volume is traded through the GLOBEX platform. Greater access to GLOBEX combined with an increase in the number of software vendors that offer GLOBEX and increased speed of trading have all contributed to the growth in our equity products. Our foreign exchange volume has also benefited from improvements in our GLOBEX trading platform. In the second quarter of 2003, approximately 41% of our foreign exchange volume was conducted through GLOBEX compared to approximately 29% during the same period in 2002. In addition, our central counterparty clearing makes our foreign exchange products increasingly important to large banks and investment banks. Price levels, specifically for cattle, and concerns regarding volatility patterns of commodity prices contributed to the increase in volume in our commodity products during the second quarter of 2003 when compared to the same period in 2002.

        Quotation Data Fees.    Quotation data fees increased $1.7 million, or 13.8%, from $11.9 million for the three months ended June 30, 2002 to $13.6 million for the three months ended June 30, 2003. The increased revenue in the second quarter of 2003 resulted primarily from the price change that was effective April 1, 2003.

        GLOBEX Access Fees.    GLOBEX access fees increased $0.6 million, or 18.5%, from $3.3 million for the three months ended June 30, 2002 to $3.9 million for the three months ended June 30, 2003. This increase resulted primarily from the additional monthly access fees generated by an increased number of GLOBEX users during the second quarter of 2003, particularly those accessing GLOBEX through our T1 connection, that was only partially offset by a decrease in individuals utilizing a dedicated workstation to access GLOBEX.

        Communication Fees.    Communication fees were relatively unchanged, reflecting a decrease of $0.1 million, or 3.8%, from $2.5 million for the three months ended June 30, 2002 to $2.4 million for the three months ended June 30, 2003.

        Investment Income.    Investment income increased $0.9 million, or 66.0%, from $1.3 million for the three months ended June 30, 2002 to $2.2 million for the three months ended June 30, 2003. The primary component was an increase of approximately $1.6 million in interest income as a result of increased balances in short-term investments of available funds and cash performance bonds and security deposits as well as the investment of the net proceeds of our initial public offering that was completed in December 2002. In addition, there was a $1.2 million increase in investment income related to the improved investment results of our non-qualified deferred compensation plan that is included in investment income but does not affect our net income, as there is an equal increase in our compensation and benefits expense. Partially offsetting these increases was a reduction in rates earned on our marketable securities, short-term investments of available funds and the investment of clearing firms' cash performance bonds and security deposits. In the third quarter of 2002, we changed our investment policy and converted our marketable securities to short-term investments. Therefore, all investments were short-term in nature during the second quarter of 2003 and consist of money market mutual funds. The average rate earned on all investments declined from approximately 2.5% in the second quarter of 2002 to approximately 1.1% during the same period in 2003, representing a decrease in investment income of approximately $1.9 million. In addition, there were gains from sales of some of our marketable securities in the second quarter of 2002. There were no similar sales or related gains in the second quarter of 2003.

        Securities Lending Interest Income and Expense.    Securities lending interest income decreased $4.3 million, or 67.7%, from $6.3 million for the three months ended June 30, 2002 to $2.0 million for the three months ended June 30, 2003. The average balance of proceeds from securities lending activity was $1.2 billion for the three months ended June 30, 2002 and $633.9 million for the three months ended June 30, 2003. Securities lending interest expense decreased $3.6 million, or 65.7%, from $5.5 million for the three months ended June 30, 2002 to $1.9 million for the three months ended June 30, 2003. This expense is an integral part of our securities lending program and is required to engage in securities lending transactions. Therefore, this expense is presented in the consolidated statements of income as a reduction of total revenues. The net revenue from securities lending represented a return of 0.24% on the average daily balance in the second quarter of 2002 compared to 0.08% in the second quarter of 2003. Interest rates earned have declined more from the second quarter of 2002 to the second quarter of 2003 than the associated rate for interest expense. Beginning in 2003, we elected to make our daily offering of securities available for lending later in the business day. As a result, the number of investment choices and the related returns has decreased from 2002 to 2003.

        Other Revenue.    Other revenue increased $0.9 million, or 25.9%, from $3.5 million for the three months ended June 30, 2002 to $4.4 million for the three months ended June 30, 2003. This increase is attributed primarily to a $1.3 million increase in the trading revenue generated by GFX and a $0.2 million increase in fees associated with managing our IEF program. In addition, in the second quarter of 2003, we generated $0.7 million of revenue for providing certain communication and regulatory services to OneChicago. This represented a $0.6 million increase from the second quarter of 2002 when we only provided regulatory services. Partially offsetting these increases was a $0.5 million increase in our share of the OneChicago net loss and $0.9 million of losses incurred as a result of trade-in activity for certain technology-related capital equipment purchases.

  Expenses

        Total operating expenses increased $10.0 million, or 13.7%, from $73.0 million for the three months ended June 30, 2002 to $83.0 million for the three months ended June 30, 2003. This increase was attributable primarily to increases in compensation and benefits.

        Compensation and Benefits Expense.    Compensation and benefits expense increased $8.7 million, or 29.4%, from $29.3 million for the three months ended June 30, 2002 to $38.0 million for the three months ended June 30, 2003. There were four significant components to this increase. Bonus expense for the second quarter of 2003, as calculated under the recently approved annual incentive plan, increased $4.1 million when compared to the same period in 2002. The average number of employees increased approximately 8%, or by 86 employees, from the second quarter of 2002 to the second quarter of 2003. This increased headcount resulted in additional compensation and benefits, excluding bonuses, of approximately $2.1 million. In addition, compensation and benefits increased approximately $2.2 million as a result of annual salary increases and related increases in employer taxes, pension and benefits. Our stock-based compensation expense decreased $0.2 million. In June 2003, we granted additional employee stock options. The total expense related to this option grant of 465,900 shares is $8.3 million and will be recognized over the five-year vesting period. We have elected an accelerated method for recognizing the expense associated with our stock awards. Therefore, a greater percentage of the total expense for all stock awards is recognized in the first years of the vesting period. Overall, stock-based compensation decreased due to this accelerated vesting and the time that has lapsed since our original stock options that were granted in 2000 and 2001. Partially offsetting these increases was the impact of our CME/CBOT Common Clearing Link agreement, whereby $0.7 million of compensation and benefits expense will be reimbursed by CBOT for the second quarter of 2003. There was no similar reimbursement arrangement in the second quarter of 2002.

        Occupancy Expense.    Occupancy expense increased $1.0 million, or 18.6%, from $5.3 million for the three months ended June 30, 2002 to $6.3 million for the three months ended June 30, 2003. Increased operating expenses for our premises as well as increased insurance costs resulted in $0.8 million of this increase. In addition, the impact of additional space we now lease at our main location resulted in greater rent expense in the second quarter of 2003.

        Professional Fees, Outside Services and Licenses Expense.    Professional fees, outside services and licenses decreased $0.8 million, or 9.7%, from $8.4 million for the three months ended June 30, 2002 to $7.6 million for the three months ended June 30, 2003. The decrease resulted primarily from a $1.0 million decrease in legal fees incurred in the second quarter of 2002 for the Wagner patent litigation that was resolved later in 2002. There were no similar expenses in the second quarter of 2003. Partially offsetting this reduction was a $0.3 million increase in license fees relating to increased trading volume for our equity products from the second quarter of 2002 to the second quarter of 2003. In addition, we experienced an increase in professional fees and services incurred as part of the secondary offering of our stock that was completed in June 2003.

        Communications and Computer and Software Maintenance Expense.    Communications and computer and software maintenance expense decreased $0.1 million, or 1.3%, from $11.3 million for the three months ended June 30, 2002 to $11.2 million for the three months ended June 30, 2003. This expense is affected primarily by growth in electronic trading. In the second quarter of 2003, we experienced greater communications expense that included a $0.7 million increase for connections to our GLOBEX platform that was offset by a $1.0 million refund from our telecommunications provider as a result of billing errors. We received a similar refund of $0.5 million in the first quarter of 2003 and our review of past billings from this vendor is complete. In addition, we experienced lower equipment rental costs in the second quarter of 2003 as a result of recent decisions to purchase, rather than lease, certain equipment. Our computer and software maintenance costs are driven by the number of transactions processed, not the volume of contracts traded. We processed nearly 80% of total transactions electronically in the second quarter of 2003 compared to nearly 75% in the second quarter of 2002, which represented approximately 40% and 30%, respectively, of total contracts traded. As a result, the reductions in communications and leasing expenses were partially offset by a $0.3 million increase in our hardware and software maintenance expenses from the second quarter of 2002 to the second quarter of 2003 primarily as a result of recent purchases of hardware and software.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $1.0 million, or 8.0%, from $12.3 million for the three months ended June 30, 2002 to $13.3 million for the three months ended June 30, 2003. Capital expenditures totaled $56.9 million in 2002, with technology-related purchases representing approximately 90% of total purchases. Additional purchases have also occurred in the first six months of 2003. Equipment and software represent the greatest portion of these technology-related purchases and are depreciated over a three or four year period. These recent purchases, which include the development of software for internal use, have resulted in increased depreciation and amortization expense from the second quarter of 2002 to the second quarter of 2003.

        Marketing, Advertising and Public Relations Expense.    Marketing, advertising and public relations expense increased $0.1 million, or 13.3%, from $1.4 million for the three months ended June 30, 2002 to $1.5 million for the three months ended June 30, 2003. In the second quarter of 2003, additional expenses were incurred for marketing materials and promotional events.

        Other Expense.    Other expense increased $0.2 million, or 3.0%, from $5.0 million for the three months ended June 30, 2002 to $5.2 million for the three months ended June 30, 2003. The primary factor in this increase was a $0.5 million increase in our insurance expense, as well as additional expense for annual listing fees and franchise taxes as a result of our recent initial public offering and increased currency delivery fees. These increases were partially offset by reductions in bank fees, travel and other general administrative expenses.

  Income Tax Provision

        We recorded an income tax provision of $24.4 million for the three months ended June 30, 2003 compared to $13.5 million for the same period in 2002. The effective tax rate was 41.0% for the second quarter of 2003, compared to 39.1% for the second quarter of 2002. The increase in the effective tax rate for 2003 resulted primarily from expenses incurred in connection with the June 2003 secondary offering that are not deductible for tax purposes.

  Liquidity and Capital Resources

        Cash and cash equivalents totaled $392.8 million at June 30, 2003, compared to $339.3 million at December 31, 2002. The $53.5 million increase resulted primarily from our operations for the first six months of 2003. Cash generated by operations was partially offset by $25.0 million for purchases of property, net of trade-in allowances. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices.

        Other current assets readily convertible into cash include accounts receivable. When combined with cash and cash equivalents, these assets represented 75.3% of our total assets, excluding cash performance bonds and security deposits and investment of securities lending proceeds, at June 30, 2003, compared to 72.0% at December 31, 2002. Cash performance bonds and security deposits, as well as any investment of securities lending proceeds, are excluded from total assets and total liabilities for purposes of this comparison as these balances may vary significantly over time and there are equal and offsetting current liabilities that relate to these current assets.

        Included in other assets is $22.1 million and $17.3 million of deferred tax assets at June 30, 2003 and December 31, 2002, respectively. These deferred tax assets result primarily from depreciation, stock-based compensation and deferred compensation. There is no valuation reserve for these assets as we expect to fully realize their value in the future based on our expectation of future taxable income.

        Historically, we have met our funding requirements from operations. Net cash provided by operating activities was $90.5 million for the six months ended June 30, 2003 compared to $46.9 million for the six months ended June 30, 2002, an increase of $43.6 million. The cash provided by operations increased in 2003 as a result of our improved operating results as well as an increase in current liabilities that was partially offset by an increase in accounts receivable. The increase in accounts receivable resulted primarily from the increase in trading volume in June 2003 that generated additional clearing and transaction fees. The increase in current liabilities resulted primarily from increased bonus and tax liabilities. The net cash provided by operating activities exceeded our net income in 2002 and 2003 primarily as a result of non-cash expenses, such as depreciation, which do not adversely impact our cash flow.

        Cash used in investing activities was $28.4 million for the six months ended June 30, 2003 compared to $47.6 million for the six months ended June 30, 2002. The decrease resulted primarily from the change in our investment policy that was effective in the third quarter of 2002. Net purchases of investments totaled $11.9 million for the six months ended June 30, 2002. There were no similar purchases in the first six months of 2003. In addition, net purchases of property decreased $7.7 million, from $32.7 million for the first six months of 2002 to $25.0 million for the same period in 2003. During the second half of 2003, we anticipate capital expenditures of approximately $9 million for leasehold improvements related to the expansion of our lobby and certain office improvements at our main location in addition to other anticipated capital expenditures.

        Cash used in financing activities was $8.5 million for the six months ended June 30, 2003 compared to $20.3 million for the same period in 2002. Cash dividends totaled $9.1 million for the six months ended June 30, 2003 as a result of our regular quarterly dividend. This is a decrease of $8.2 million from the $17.3 million one-time cash dividend paid in the first six months of 2002 prior to our initial public offering. Also, in the first six months of 2003 we received $3.2 million of proceeds from the exercise of stock options. Cash used in financing activities for both periods includes regularly scheduled payments on long-term debt.

        As of June 30, 2003, we were contingently liable on irrevocable letters of credit totaling $83.0 million in connection with our mutual offset system with The Singapore Derivatives Exchange Ltd. We also guarantee the principal for funds invested in the first IEF facility, which had a balance of $231.9 million as of June 30, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents interest rate risk relating to the marketable securities that are available for sale, as well as derivatives trading risk associated with GFX. With respect to interest rate risk, a change in market interest rates would impact interest income from short-term cash investments and cash performance bonds and security deposits. Changes in market interest rates also would have an effect on the fair value of any marketable securities owned. However, as a result of our investment policy that became effective in the third quarter of 2002, we invest only in cash equivalents composed primarily of institutional money market mutual funds and obligations of the U.S. Government and its agencies with maturities of seven days or less. Under our prior investment policy, we monitored interest rate risk by completing regular reviews of our marketable securities portfolio and its sensitivity to changes in the general level of interest rates, commonly referred to as a portfolio's duration. We controlled the duration of the portfolio primarily through the purchase of individual marketable securities having a duration consistent with our overall investment policy. In addition, under our prior investment policy, we would generally hold marketable securities to maturity, which acted as a further mitigating factor with respect to interest rate risk.

  Interest Rate Risk

        Interest income from marketable securities, short-term cash investments and cash performance bonds and security deposits was $2.7 million in the six months ended June 30, 2003 compared to $3.0 million in the six months ended June 30, 2002. At June 30, 2003, we owned no marketable securities as a result of our investment policy that became effective in the third quarter of 2002.

  GFX Trading Risk

        GFX engages in the purchase and sale of our foreign exchange and Eurodollar futures contracts on the GLOBEX electronic trading platform to promote liquidity in our products and subsequently enters into offsetting transactions using futures contracts, spot foreign exchange transactions with approved counterparties in the interbank market or forward contracts to limit market risk. Any potential impact on earnings from a change in foreign exchange rates would not be significant. Net position limits are established for each trader and currently amount to $12.0 million in aggregate notional value.

        At June 30, 2003, GFX held futures positions with a notional value of $206.2 million, offset by a similar amount of spot and forward foreign exchange positions. The notional value of futures positions at June 30, 2002 was $47.5 million. All positions are marked to market through a charge or credit to other revenue on a daily basis. Net trading gains were $3.4 million for the six months ended June 30, 2003 and $1.2 million for the six months ended June 30, 2002.

Item 4. Controls and Procedures

  (a)
  Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

  (b)
  Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          (c)   The annual meeting of shareholders of Chicago Mercantile Exchange Holdings Inc. was held on April 22, 2003. The matters voted on at the meeting, and the results of the voting, were as follows:

        1.     Election of Directors

    a.
    The election of seven Equity Directors (elected by Class A and Class B shareholders voting together as a single class). The results were as follows:

Equity Director Nominee	Votes For	Votes Withheld
Terrence A. Duffy	19,140,729	2,166,653
James J. McNulty	20,175,210	1,132,172
Daniel R. Glickman	19,927,551	1,379,831
William P. Miller II	20,178,659	1,128,723
James E. Oliff	19,837,147	1,470,235
John F. Sandner	17,893,571	3,413,811
Terry L. Savage	19,101,318	2,206,063
    b.
    The election of one Class B-1 director from a slate of two candidates (elected by Class B-1 shareholders only). The results were as follows:

Class B-1 Director Nominee	Votes For	Abstentions
William G. Salatich, Jr. (elected)	278	103
Thomas A. Bentley	86	295
    c.
    The election of one Class B-2 director from a slate of two candidates (elected by Class B-2 shareholders only). The results were as follows:

Class B-2 Director Nominee	Votes For	Abstentions
David J. Wescott (elected)	349	115
Richard J. Appel	86	378
    d.
    The election of one Class B-3 director from a slate of three candidates (elected by Class B-3 shareholders only). The results were as follows:

Class B-3 Director Nominee	Votes For	Abstentions
Gary M. Katler (elected)	342	328
Leon C. Shender	170	501
Thomas J. Esposito	152	518

        2.     Election of Class B Nominating Committees

    a.
    The election of five members of the Class B-1 Nominating Committee (elected by Class B-1 shareholders only). The results were as follows:

Nominee	Votes For	Abstentions
William F. Kulp (elected)	230	161
Lonnie Klein (elected)	216	175
Jeffrey R. Carter (elected)	208	183
John C. Garrity (elected)	206	185
Larry S. Fields (elected)	197	194
Michael J. Downs	197	194
Donald A. Huizinga	191	200
Kevin P. Tunney	148	243
Larry Katz	106	285
David J. Klusendorf	69	322
    b.
    The election of five members of the Class B-2 Nominating Committee (elected by Class B-2 shareholders only). The results were as follows:

Nominee	Votes For	Abstentions
Denis P. Duffey (elected)	304	161
Donald J. Lanphere, Jr. (elected)	285	180
Michael P. Mullins (elected)	262	204
Richard J. Duran (elected)	237	228
James P. Shannon (elected)	185	281
Samuel T. Bailey	174	291
William J. Higgins	170	295
Michael T. Klemke	133	332
Steven D. Peake	121	345
Frank N. Morgan	94	372

        3.     Amendment to the Chicago Mercantile Exchange Holdings Inc. Amended and Restated Omnibus Stock Plan

        A proposal to amend the Chicago Mercantile Exchange Holdings Inc.'s Amended and Restated Omnibus Stock Plan was approved by the Class A and Class B shareholders voting together as a single class. The results were as follows:

Votes For	Votes Against	Abstentions
15,317,339	3,678,588	1,123,334

        4.     A proposal to approve the Chicago Mercantile Exchange Holdings Inc. Annual Incentive Plan was approved by Class A and Class B shareholders voting together as a single class. The results were as follows:

Votes For	Votes Against	Abstentions
15,122,528	3,691,823	1,304,910

        5.     A proposal to ratify the appointment of Ernst & Young LLP to serve as the Chicago Mercantile Exchange Holdings Inc.'s independent auditors for the fiscal year ending December 31, 2003 was approved by Class A and Class B shareholders voting together as a single class. The results were as follows:

Votes For	Votes Against	Abstentions
20,046,678	910,346	350,356

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

10.1	Chicago Mercantile Exchange Holdings Inc. Annual Incentive Plan
10.2	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.'s Registration Statement on Form S-8, filed with the SEC on May 14, 2003, File No. 333-105236)
10.3	Clearing Services Agreement, dated April 16, 2003, between Chicago Mercantile Exchange Inc. and The Board of Trade of the City of Chicago, Inc.*
10.4	Agreement, dated as of July 10, 2003, between Chicago Mercantile Exchange Inc. and David G. Gomach.
31.1	Section 302 Certification—James J. McNulty, President and Chief Executive Officer
31.2	Section 302 Certification—David G. Gomach—Managing Director and Chief Financial Officer
32	Section 906 Certification

*
Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

        (b)   Reports on Form 8-K:

        On April 17, 2003, Chicago Mercantile Exchange Holdings Inc. furnished a Current Report on Form 8-K reporting under Item 9 that it had issued a joint press release with the Chicago Board of Trade ("CBOT") announcing that they have reached an agreement for Chicago Mercantile Exchange Inc., a wholly owned subsidiary of Chicago Mercantile Exchange Holdings Inc., to provide clearing, settlement and related services for all CBOT products.

        On April 22, 2003, Chicago Mercantile Exchange Holdings Inc. furnished a Current Report on Form 8-K reporting under Items 9 and 12 that it had issued a press release reporting its financial results for the first quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. (Registrant)
August 11, 2003	By	/s/ DAVID G. GOMACH David G. Gomach Chief Financial Officer

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