Form 10-Q
period 2003-09-30
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2003-10-31
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

- OR -

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

(312) 930-1000

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 27, 2003 was as follows: 6,697,965 shares of Class A common stock, $0.01 par value; 6,268,566 shares of Class A common stock, Class A-1, $0.01 par value; 6,747,603 shares of Class A common stock, Class A-2, $0.01 par value; 6,703,474 shares of Class A common stock, Class A-3, $0.01 par value; 6,451,606 shares of Class A common stock, Class A-4, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$391,534	$339,260
Proceeds from securities lending activities	800,000	985,500
Short-term investments of interest earning facilities	339,647	—
Marketable securities	29,633	—
Accounts receivable, net of allowance of $972 and $1,232	58,195	50,865
Other current assets	7,898	11,515
Cash performance bonds and security deposits	2,027,710	1,827,991

Total current assets	3,654,617	3,215,131
Property, net of accumulated depreciation and amortization	106,909	109,563
Other assets	34,081	30,322

Total Assets	$3,795,607	$3,355,016

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$17,821	$27,607
Payable under securities lending agreements	800,000	985,500
Payable to participants in interest earning facilities	339,647	—
Other current liabilities	55,124	48,396
Cash performance bonds and security deposits	2,027,710	1,827,991

Total current liabilities	3,240,302	2,889,494
Long-term debt	165	2,328
Other liabilities	18,074	17,055

Total liabilities	3,258,541	2,908,877

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 32,810,762 and 32,530,372 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	328	325
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	192,210	179,669
Unearned restricted stock compensation	(1,097)	(665)
Retained earnings	345,625	266,810

Total shareholders’ equity	537,066	446,139

Total Liabilities and Shareholders’ Equity	$3,795,607	$3,355,016

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Revenues
Clearing and transaction fees	$326,053	$261,414	$107,846	$99,255
Quotation data fees	38,980	36,507	13,611	12,117
GLOBEX access fees	11,566	9,770	3,961	3,362
Communication fees	7,243	7,364	2,415	2,453
Investment income	5,661	6,098	2,351	3,177
Securities lending interest income	7,327	14,702	2,441	4,913
Other	13,326	10,943	4,636	4,372

Total Revenues	410,156	346,798	137,261	129,649
Securities lending interest expense	(6,739)	(13,009)	(2,251)	(4,484)

Net Revenues	403,417	333,789	135,010	125,165

Expenses
Compensation and benefits	107,878	88,433	36,664	28,325
Occupancy	18,996	16,970	6,421	5,881
Professional fees, outside services and licenses	22,789	24,747	7,850	9,109
Communications and computer and software maintenance	33,986	33,816	10,687	12,183
Depreciation and amortization	39,863	35,504	13,331	12,353
Patent litigation settlement	—	13,695	—	13,695
Marketing, advertising and public relations	8,963	4,398	1,827	1,481
Other	14,937	12,441	5,349	4,005

Total Expenses	247,412	230,004	82,129	87,032

Income before income taxes	156,005	103,785	52,881	38,133
Income tax provision	(63,474)	(41,237)	(21,484)	(15,235)

Net Income	$92,531	$62,548	$31,397	$22,898

Earnings per Common Share:
Basic	$2.84	$2.17	$0.96	$0.79
Diluted	2.73	2.11	0.93	0.77
Weighted average number of common shares:
Basic	32,632,391	28,798,301	32,738,674	28,819,779
Diluted	33,890,969	29,730,097	33,942,315	29,777,649

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock	Class B Common Stock	Common Stock and Additional Paid-in Capital	Unearned Restricted Stock Compensation	Retained Earnings	Accumulated Net Unrealized Securities Gains	Total Shareholders’ Equity
	Shares	Shares	Amount
Balance December 31, 2002	32,530,372	3,138	$179,994	$(665)	$266,810	$—	$446,139
Net income					92,531		92,531
Exercise of stock options	258,190		5,428				5,428
Tax benefit related to employee stock compensation			3,792				3,792
Quarterly cash dividends on common stock of $0.14 per share					(13,716)		(13,716)
Vesting of issued restricted Class A common stock	22,200
Stock-based compensation			2,496				2,496
Grant of 13,600 shares of restricted Class A common stock			867	(867)			—
Forfeited restricted stock			(39)	39			—
Amortization of unearned restricted Class A common stock				396			396

Balance September 30, 2003	32,810,762	3,138	$192,538	$(1,097)	$345,625	$—	$537,066

Balance December 31, 2001	28,771,562	3,138	$59,517	$(1,461)	$190,033	$277	$248,366
Comprehensive income:
Net income					62,548		62,548
Change in net unrealized gain on securities, net of tax of $184						(277)	(277)

Total comprehensive income							62,271
Exercise of stock options	100		2				2
Cash dividend on common stock of $0.60 per share					(17,290)		(17,290)
Vesting of issued restricted Class A common stock	46,000
Stock-based compensation			2,525				2,525
Amortization of unearned restricted Class A common stock				686			686

Balance September 30, 2002	28,817,662	3,138	$62,044	$(775)	$235,291	$—	$296,560

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net income	$92,531	$62,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,863	35,504
Stock-based compensation	2,892	3,211
Deferred income tax benefit	(993)	(5,779)
Loss on investment in joint venture	3,582	1,710
Gain on sale of marketable securities	—	(2,658)
Loss on disposal of fixed assets	852	—
Increase (decrease) in allowance for doubtful accounts	(260)	227
Increase in accounts receivable	(7,070)	(5,932)
Decrease in other current assets	3,617	1,781
Increase in other assets	(4,269)	(1,397)
Decrease in accounts payable	(9,786)	(7,616)
Increase in other current liabilities	16,656	12,949
Increase in other liabilities	1,019	7,018

Net Cash Provided by Operating Activities	138,634	101,566

Cash Flows From Investing Activities:
Purchases of property, net	(38,107)	(42,529)
Capital contributions and advances to joint venture	(5,491)	(3,071)
Purchases of marketable securities	(29,633)	(43,956)
Proceeds from sales and maturities of marketable securities	—	137,623

Net Cash Provided by (Used in) Investing Activities	(73,231)	48,067

Cash Flows From Financing Activities:
Payments on long-term debt	(4,841)	(4,282)
Cash dividends	(13,716)	(17,290)
Proceeds from exercised stock options	5,428	2

Net Cash Used in Financing Activities	(13,129)	(21,570)

Net increase in cash and cash equivalents	52,274	128,063
Cash and cash equivalents, beginning of period	339,260	69,101

Cash and cash equivalents, end of period	$391,534	$197,164

Supplemental Disclosure of Cash Flow Information:
Interest paid	$318	$474
Income taxes paid	59,684	46,140
Capital leases-asset additions and related obligations	—	558

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by Chicago Mercantile Exchange Holdings Inc. (CME Holdings) without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME Holdings as of September 30, 2003 and December 31, 2002, and the results of its operations and its cash flows for the periods indicated. Effective July 1, 2003, the consolidated financial statements include the first Interest Earning Facility (IEF) program to reflect the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (ARB) No. 51” (note 4).

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Exhibit 13.1 of the Chicago Mercantile Exchange Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2002. Quarterly results are not necessarily indicative of results for any subsequent period.

Certain reclassifications have been made to the 2002 financial statements to conform to the presentation in 2003.

2. Performance Bonds and Security Deposits

Each firm that clears futures and options on futures contracts traded on Chicago Mercantile Exchange (CME or the exchange) is required to deposit and maintain specified performance bonds in the form of cash, certain money market mutual funds offered through the IEF2 program, U.S. Government securities or bank letters of credit. These performance bonds are available only to meet the financial obligations of that clearing firm to the exchange. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Exhibit 13.1 to CME Holdings Annual Report on Form 10-K for the year ended December 31, 2002.

In the third quarter of 2003, IEF3 was organized. IEF3 offers clearing firms the opportunity to manage performance bond collateral more efficiently than previously allowed by CME to meet performance bond requirements. As with IEF2, the principal of IEF3 is not guaranteed by the exchange. At September 30, 2003, the amount of performance bonds in IEF3 was $5.0 million.

3. Guarantees

Interest Earning Facility. Clearing firms, at their option, may instruct CME to invest cash on deposit for performance bond purposes in a portfolio of securities that is part of the IEF program. The first IEF was organized in 1997 as two limited liability companies. Interest earned, net of expenses, is passed on to participating clearing firms. The principal of these first IEFs totaled $339.6 million at September 30, 2003 and is guaranteed by the exchange as long as clearing firms maintain investment balances in this portfolio. The investment portfolio of these facilities is managed by two of the exchange’s approved settlement banks, and eligible investments include U.S. Treasury bills and notes, U.S. Treasury strips and reverse repurchase agreements. The maximum average portfolio maturity is 90 days, and the maximum maturity for an individual security is 13 months. If funds invested in the IEF are required to be liquidated due to a clearing firm redemption transaction and funds are not immediately available due to lack of liquidity in the investment portfolio, default of a repurchase counterparty, or loss in market value, CME guarantees the amount of invested funds. FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees of Indebtedness of Others,” requires that an entity (CME) issuing a guarantee recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. CME has evaluated its requirements under FIN No. 45 and concluded that no significant liability is required to be recorded.

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

4. Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, which requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN No. 46 applies immediately to VIE’s created after January 31, 2003 and is required to be adopted for periods ending after December 15, 2003. The first IEFs as described above have been determined to be VIEs subject to consolidation (note 3). CME has elected to adopt the provisions of FIN No. 46 as of July 1, 2003, prior to the required effective date. The adoption of FIN No. 46 was implemented on a prospective basis and did not result in any cumulative effect on the income statement. The effect of the consolidation as a result of the adoption of FIN No. 46 is an increase to both assets and liabilities of $339.6 million. While there is no impact on net income, net revenues increased $0.6 million as a result of this consolidation, and the increase is reflected in investment income. There is a similar impact on expenses included in both professional fees and other expenses in the consolidated income statement.

CME also holds a variable interest in OneChicago, LLC, our 40% owned joint venture with the Chicago Board Options Exchange and the Chicago Board of Trade. CME has determined that it is not the primary beneficiary of this VIE and therefore does not meet the consolidation requirements under FIN No. 46.

5. Legal Matters

In November 2002, a former employee filed a complaint in the Circuit Court of Cook County, Illinois, which was subsequently amended to allege common law claims of retaliatory discharge and racial discrimination. He is seeking damages in excess of $3.0 million. In June 2003, the employee filed a complaint in the United States District Court for the Northern District of Illinois alleging that his employment was terminated because of his race in violation of Title VII and that his termination violated Section 1981. The employee is seeking reinstatement, back pay and benefits, punitive damages in the amount of $2.0 million, plus actual damages. Both cases are currently in the discovery stage. Based on its investigation to date and advice from legal counsel, management believes these claims are without merit and will defend them vigorously.

6. Capital Stock

Shares Outstanding. As of September 30, 2003, 6,697,965 shares of Class A common stock, 6,253,953 shares of Class A-1 common stock, 6,732,990 shares of Class A-2 common stock, 6,688,861 shares of Class A-3 common stock, 6,436,993 shares of Class A-4 common stock, 625 shares of Class B-1 common stock, 813 shares of Class B-2 common stock, 1,287 shares of Class B-3 common stock and 413 shares of Class B-4 common stock were issued and outstanding. This does not include 58,000 shares of Class A common stock subject to restricted stock awards, which are not vested. CME Holdings has no shares of preferred stock issued and outstanding.

Transfer Restrictions.

Class A Common Stock. Each class of CME Holdings Class A common stock is identical, except that the shares of Class A-1, A-2, A-3 and A-4 common stock are subject to transfer restrictions contained in CME Holdings’ Certificate of Incorporation. The number of shares outstanding at September 30, 2003 and the timing of the expiration of the transfer restrictions are set forth below. Until these transfer restrictions lapse, shares of Class A-1, A-2, A-3 and A-4 common stock may not be sold or transferred separately from a share of Class B common stock, subject to limited exceptions specified in CME Holdings’ Certificate of Incorporation. There are no restrictions on the shares of Class A common stock sold in CME Holdings’ initial public offering in December 2002 or the secondary public offerings that were completed in connection with the initial public offering and in June 2003. Pursuant to our Certificate of Incorporation, as a result of the secondary offering in June 2003, transfer restrictions on the Class A-1 shares that were not sold will remain in effect until June 4, 2004, subject to the exception described below. On September 30, 2003, CME Holdings filed a registration statement with the Securities and Exchange Commission for another secondary offering of its Class A common stock by its shareholders. The offering is being conducted in accordance with CME Holdings’ Certificate of Incorporation in connection with the termination of the transfer restrictions on CME Holdings’ Class A-2 common stock. If a holder of Class A-2 common shares elects to include Class A-2 common shares in the secondary offering and less than the requested number of shares are sold, that holder will be able to sell, on the 61st day after the expiration of the transfer restriction period applicable to Class A-2 shares, those shares that were not sold. In addition, on that same date, any shares of Class A-1 common stock that remain subject to the transfer restrictions because a shareholder elected not to include them in the June 2003 secondary offering will become freely transferable. If a holder of Class A-2 common shares elects not to include all Class A-2 common shares in the secondary offering, those excluded Class A-2 shares will remain subject to transfer restrictions until June 4, 2004.

	Shares Outstanding	Transfer Restrictions Scheduled Expiration
Class A	6,697,965	Not restricted
Class A-1	6,253,953	June 4, 2004
Class A-2	6,732,990	December 7, 2003
Class A-3	6,688,861	June 4, 2004
Class A-4	6,436,993	June 4, 2004

Total Class A Shares Outstanding	32,810,762

Class B Common Stock. Each class of CME Holdings Class B common stock is subject to transfer restrictions contained in the Certificate of Incorporation of CME Holdings. These transfer restrictions prohibit the sale or transfer of any shares of Class B common stock separate from the sale of the associated trading rights in the exchange.

7. Stock Options

In June 2003, CME granted additional stock options totaling 465,900 shares to various employees under the Omnibus Stock Plan. The options vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. The options have a 10-year term with an exercise price of $63.01, the market price at the grant date. In accordance with Statement of Financial Accounting Standards (SFAS) Statement No. 123 “Accounting for Stock-Based Compensation,” as amended, the fair value of the options granted to employees was $8.3 million, measured at the grant date using the Black-Scholes method of valuation. A risk-free rate of 2.52% was used over a period of six years with a 29.2% volatility factor and a 1.3% dividend yield. This compensation expense will be recognized on an accelerated basis over the vesting period. In June 2003, we also granted 12,800 shares of restricted stock that have the same vesting provisions as the stock options granted at that time. Compensation expense of $0.8 million relating to restricted stock will be recognized over the vesting period. In addition, in the third quarter of 2003 CME granted 9,000 additional stock options with terms similar to the June 2003 grant to certain employees under the Omnibus Stock Plan.

The following table summarizes stock option activity for the nine months ended September 30, 2003:

	Number of Shares
	Class A	Class B
Balance at December 31, 2002	2,522,978	156
Granted	474,900
Exercised	(200,557)	(13)
Cancelled	(13,750)

Balance at September 30, 2003	2,783,571	143

In April 2003, the CEO exercised 6.9% of the Tranche A portion of his stock option. Under the provisions of the CEO’s option, CME is allowed to provide Class A shares for the value of the Class B portion of the option. As a result, the option was satisfied through the issuance of 79,522 Class A shares, of which 49,343 were issued from the Omnibus Stock Plan. The remaining shares were issued to satisfy the Class B portion of the option and represented authorized and unissued shares of the company registered pursuant to a registration statement on Form S-8.

In September 2003, the CEO exercised an additional 10.0% of the Tranche A portion of his stock option. This option exercise was satisfied through the issuance of 99,383 Class A shares, of which 71,929 were issued from the Omnibus Stock Plan. The remaining shares were issued to satisfy the Class B portion of the option and represented authorized and unissued shares of the company registered pursuant to a registration statement on Form S-8.

Total stock options and the portion that were exerciseable at September 30, 2003 were as follows:

		Total Options Outstanding	Exercisable Shares
CEO Option:
Tranche A:	Class A Shares	598,017	478,414
	Class B Shares	65	52
Tranche B:	Class A Shares	719,289	575,431
	Class B Shares	78	62

Employee Options:
Class A Shares		1,466,265	584,439

Total Stock Options		2,783,714	1,638,398

8. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options and restricted stock awards were exercised or converted into common stock. The dilutive effect of the option granted to the CEO is calculated as if the entire option, including the Class A share and Class B share portions of the option, would be satisfied through the issuance of Class A shares. The diluted weighted average number of common shares outstanding at September 30, 2003 excludes the incremental effect related to 472,200 outstanding stock options that would be anti-dilutive.

	Nine Months Ended September 30		Three Months Ended September 30
	2003	2002	2003	2002
	(in thousands, except share and per share data)
Net income	$92,531	$62,548	$31,397	$22,898
Weighted Average Number of Common Shares:
Basic	32,632,391	28,798,301	32,738,674	28,819,779
Effect of stock options	1,225,868	897,891	1,174,173	927,181
Effect of restricted stock grants	32,710	33,905	29,468	30,689

Diluted	33,890,969	29,730,097	33,942,315	29,777,649

Earnings per Share:
Basic	$2.84	$2.17	$0.96	$0.79
Diluted	2.73	2.11	0.93	0.77

9. Subsequent Events

On October 14, 2003, CME contributed an additional $4.1 million to OneChicago, LLC, its joint venture with the Chicago Board Options Exchange and the Chicago Board of Trade. At September 30, 2003, CME owned an approximately 40% interest in the joint venture.

On October 18, 2003, the secured committed line of credit with a consortium of banks was renewed by CME at the annual renewal date. The credit facility was increased from $500.0 million to $750.0 million and was renewed on terms substantially the same as the expiring line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Overview

Our operations for the nine months ended September 30, 2003 resulted in net income of $92.5 million compared to net income of $62.5 million for the nine months ended September 30, 2002. The increase in net income resulted primarily from a 20.9% increase in net revenues that was only partially offset by a 7.6% increase in operating expenses. The increase in net revenues was driven by a 24.7% increase in revenue from clearing and transaction fees that was attributed primarily to a 16.5% increase in total trading volume during the first nine months of 2003 when compared to the first nine months of 2002. This increase in clearing and transaction fees exceeded the percentage increase in trading volume primarily as a result of the increase in trades executed through our GLOBEX® electronic trading platform. The increased GLOBEX trading resulted in a higher average rate per contract, and a shift in the mix of products traded. Contributing to the increase in expenses was increased compensation and benefits expense of $19.4 million and $5.8 million of expenses related to our brand advertising campaign that occurred primarily in the first quarter of 2003. Also impacting the comparison was the one-time expense of $13.7 million relating to the settlement of the Wagner patent litigation in August 2002. There was no similar expense in 2003.

Trading volume for the nine months ended September 30, 2003 totaled 482.3 million contracts, representing average daily trading volume of 2.6 million contracts. This was a 16.5% increase over the 413.8 million contracts traded during the same period in 2002, representing average daily trading volume of 2.2 million contracts. Many volume trading records were established in the first nine months of 2003. Daily volume for the month of June 2003 averaged 3.0 million contracts per day, the highest in CME history. The average daily volume in September 2003 averaged 2.8 million contracts per day, the second highest in CME history. In addition, on March 17, 2003, 1.7 million contracts were traded on GLOBEX, the highest GLOBEX volume day on record, excluding TRAKRSSM volume.

Revenues

Total revenues increased $63.4 million, or 18.3%, from $346.8 million for the nine months ended September 30, 2002 to $410.2 million for the nine months ended September 30, 2003. Net revenues increased $69.6 million, or 20.9%, from the first nine months of 2002 when compared to the same period in 2003. The increase in net revenues was attributable primarily to the 16.5% increase in average daily trading volume for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. In the first nine months of 2003, electronic trading volume represented 43.2% of total trading volume, or 1.1 million contracts per day, a 58.4% increase over the same period in 2002. Increased trading volume levels resulted primarily from: GLOBEX system enhancements improving speed, reliability and distribution; continued volatility in currencies and U.S. stocks early in 2003; recent interest rate volatility and the reduction in the Fed funds rate in June 2003 that resulted in increased volume in our interest rate products; geopolitical and economic uncertainty; increased customer demand for the liquidity provided by our markets; and product offerings that allowed customers to manage their risks. The additional clearing and transaction fees resulting from the increase in trading volume were augmented by increased revenue generated from our market data offerings, GLOBEX access fees, our fees for managing the Interest Earning Facility (IEF) program and trading revenue from GFX, our wholly owned subsidiary that utilizes GLOBEX to trade in foreign exchange and Eurodollar futures contracts. Partially offsetting these increases in revenue was a decline in securities lending interest income, net of related interest expense; losses incurred on the trade-in of certain technology equipment; and a decline in investment income.

Clearing and Transaction Fees. Clearing and transaction fees, which include clearing fees, GLOBEX electronic trading fees and other volume-related charges increased $64.7 million, or 24.7%, from $261.4 million for the nine months ended September 30, 2002 to $326.1 million for the nine months ended September 30, 2003. A significant portion of the increase was attributable to the 16.5% increase in average daily trading volume. In addition to the increase in trading volume, there was a substantial increase in the percentage of trading volume executed through GLOBEX. In the first nine months of 2003, GLOBEX volume represented 43.2% of total trading volume compared to 31.8% during the same period in 2002. Also, the product mix shifted to more equity product volume. For the nine months ended September 30, 2003, equity products represented 44.4% of trading volume, compared to 35.4% during the same period of 2002. By contrast, for the nine months ended September 30, 2003, interest rates represented 49.0% of our volume, compared to 58.8% during the same period in 2002. Fees for interest rate products are lower than fees for equity products. In the normal course of business, we audit our clearing firms for compliance with our fee policies and assessments are issued for any deficiencies noted. Clearing and transaction fees revenue increased in the first nine months of 2003 as the result of clearing firm assessments for clearing and transaction fees resulting from these audits and included two assessments totaling $3.6 million. In addition, clearing and transaction fees for the first nine months of 2002 were reduced by $5.0 million as a result of a reserve established in June 2002 for a one-time payment to clearing firms relating to our fee adjustment policy and clearing firm account management errors. There was no similar reserve in the first nine months of 2003.

The average rate, or revenue, per contract increased from $0.632 for the nine months ended September 30, 2002 to $0.676 for the same period in 2003. The increase was primarily the result of the increase in percentage of trades executed through GLOBEX, which has a higher average rate per contract, and a product mix shift away from interest rate products. In addition, the tiered pricing for Eurodollar products was changed effective March 1, 2003. The thresholds for obtaining the tiered pricing discounts were increased, and the amount of the discount decreased. As a result, the average rate per contract during the first nine months of 2003 reflects a reduction of approximately $0.016 for the effect of tiered pricing compared to a $0.038 reduction in the first nine months of 2002. In addition, the clearing firm assessments for clearing and transaction fees of $3.6 million added approximately $0.007 to our average rate per contract for the nine months ended September 30, 2003. With respect to the first nine months of 2002, the average rate per contract was reduced by approximately $0.012 as a result of the $5.0 million reserve established in June 2002 to allow clearing firms to submit clearing fee adjustments for prior periods. Partially offsetting these factors that resulted in an increase in the average rate per contract in the first nine months of 2003 was the March 1, 2003 implementation of an incentive program to stimulate volume in the back months of the Eurodollar futures contract, or those contract months that trade three to 10 years into the future. This program reduced our average rate per contract approximately $0.005, or $2.4 million in total revenue, for the nine months ended September 30, 2003. Finally, in July 2002, we began trading a new contract, Long-Short Technology TRAKRS that was followed by the Select 50 TRAKRS, LMC TRAKRS, Commodity TRAKRS and Euro Currency TRAKRS through September 30, 2003. Similar to limits on certain GLOBEX fees, transaction fees for this contract are limited based on the size of the order. The average rate per contract on these trades is approximately $0.006. As a result, TRAKRS volume has an adverse impact on our overall rate per contract. If volume and fees for TRAKRS were excluded for the first nine months of 2003 and 2002, our average rate per contract would have increased by approximately $0.016 to $0.692 and $0.003 to $0.635, respectively.

The following table shows the average daily trading volume expressed in round turn contracts in our four product areas, the portion that was traded electronically through the GLOBEX platform, and clearing and transaction fee revenues expressed in total dollars and as an average rate per contract:

	Nine Months Ended September 30		Percentage Increase/ (Decrease)
Product Area	2003	2002
Interest Rate	1,257,477	1,293,202	(2.8)%
Equity	1,138,941	779,958	46.0
Foreign Exchange	133,090	97,351	36.7
Commodity	35,706	30,502	17.1

Total Volume	2,565,214	2,201,013	16.5

GLOBEX Volume	1,109,281	700,454	58.4
GLOBEX Volume as a Percent of Total Volume	43.2%	31.8%
Clearing and Transaction Fees Revenue (in thousands)	$326,053	$261,414
Average Rate per Contract	$0.676	$0.632

With the exception of our interest rate products, we experienced an increase in trading volume in each product area in the first nine months of 2003 when compared to the same period in 2002. With respect to interest rate products, in 2002 there was uncertainty related to interest rate levels that was not as evident in the first or third quarters of 2003. The reduction in interest rate product trading volume experienced in the first and third quarters of 2003 was partially offset by increased trading volume in the second quarter of 2003 that resulted from interest rate volatility and the 0.25% reduction in the Fed funds rate announced by the U.S. Federal Reserve Board in June 2003. Our equity product volume was influenced by improvements in distribution, speed and reliability of the GLOBEX system and the volatility in U.S. equity markets that was evident in the first three months of 2003, primarily as a result of economic conditions and geopolitical uncertainty. This volatility, combined with increased distribution to customers through GLOBEX and marketing efforts to increase awareness of our product offerings, drove the growth in volume in our equity products. The growth in foreign exchange volume is primarily due to improvements in our GLOBEX trading system and our central counterparty clearing which makes these products increasingly attractive to large banks and investment banks. Price levels and volatility patterns that contributed to the increase in volume in our commodity products during the first quarter of 2003 continued through the second and third quarters of 2003.

Effective September 2, 2003, we reduced GLOBEX electronic trading customer fees that are associated with calendar spread “rolls” in our E-mini stock index contracts for customer accounts from $0.50 to $0.10 per contract. As a result, the overall customer rate for these roll trades, when executed as a spread, was reduced from $1.14 to $0.74 per contract. A roll occurs when a position in an expiring contract is replaced by a similar position in the new front-month contract. On that same date we also reduced GLOBEX electronic trading system fees for the Eurodollar contract and other interest rate products from $0.25 per side to $0.10 per side for our members, clearing firms and their affiliates.

Additionally, to further increase the appeal of electronic trading of our benchmark products, we will establish a market maker program for Eurodollar futures traded on GLOBEX during non-floor trading hours. The electronic Eurodollar market maker program will be open to CME members, lessees and those who trade proprietary accounts at member firms. In order to participate in the market maker program, individuals or firms will be required to post sizable bids and offers in designated Eurodollar futures contracts during non-floor trading hours, or between 2:00 p.m. and 7:20 a.m. Central Time Monday through Thursday and Sunday from 5:30 p.m. until 7:20 a.m. on Monday.

A substantial portion of our clearing as well as transaction fees, telecommunications fees and various service charges included in other revenue are billed to the clearing firms of the exchange. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of the customers of the various clearing firms. We currently have approximately 70 clearing firms. Should a clearing firm withdraw from the exchange, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from any particular clearing firm.

Quotation Data Fees. Quotation data fees increased $2.5 million, or 6.8%, from $36.5 million for the nine months ended September 30, 2002 to $39.0 million for the nine months ended September 30, 2003. The increase resulted primarily from the change to our fee structure that was implemented on April 1, 2003. At that time, we changed the fees for our professional service by increasing the fee for additional screens from $12 per month to $20 per month and lowering the fee for first locations from $60 per month to $50 per month. At September 30, 2003, there were approximately 59,000 subscribers to our market data and the data was accessible from approximately 175,000 screens and included approximately 29,000 subscribers to our lower-priced non-professional service. This represented a decrease of approximately 5,000 screens from September 30, 2002 when the total was approximately 180,000 screens. While the number of subscribers has increased from approximately 54,000 subscribers at September 30, 2002, the increase occurred in our lower-priced non-professional E-mini market data service. The change in the number of subscribers, screens and locations from the first nine months of 2002 to the first nine months of 2003 is consistent with the trend experienced over the course of 2002, primarily as a result of contraction within the financial services industry.

For the nine months ended September 30, 2003, the two largest resellers of our market data represented approximately 50% of our quotation data fees revenue. Should one of these vendors no longer subscribe to our market data, we believe the majority of that firm’s customers would likely subscribe to our market data through another reseller. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from any particular market data reseller.

Effective January 1, 2004, we will modify our market data pricing to a flat fee structure. Users of the professional service will be charged $30 per month for each market data screen, or device. There will no longer be a different charge for the first screen at each location. In addition, we will begin working with our largest market data users to sell exchange data directly and on a discounted basis to those customers through enterprise licensing arrangements.

GLOBEX Access Fees. GLOBEX access fees increased $1.8 million, or 18.4%, from $9.8 million for the nine months ended September 30, 2002 to $11.6 million for the nine months ended September 30, 2003. This increase resulted primarily from an increase in the number of GLOBEX users, particularly those accessing GLOBEX through a T-1 connection.

In July 2003, we announced an expanded telecommunications alternative, Client DIRECTLink, for users of GLOBEX, our CLEARING 21® system and market data. This program allows participants to coordinate intercompany connectivity to CME through existing connections to major telecommunications vendors, giving them the option to order connections to CME with greater capacity than the existing T-1 line offered through CME. Through this program, customers will now manage their own equipment and network. CME will charge $200 a month per 0.5 megabyte bandwidth, and the telecommunications company selected will charge an access fee that varies by customer. In addition, we announced an expanded Internet connectivity solution, Client INTERNETLink. This program allows participants to connect through the Internet at high-bandwidth capabilities. CME will charge $500 a month per 0.5 megabyte bandwidth and the internet service provider will charge an access fee that varies by customer. To the extent that existing customers switch to one of these alternatives, we will experience a decrease in GLOBEX access fees as well as in communications expense.

Communication Fees. Communication fees were relatively constant at $7.4 million for the nine months ended September 30, 2002 and $7.2 million for the nine months ended September 30, 2003. The number of individuals and firms utilizing our communications services and the associated rates has not changed significantly from the first nine months of 2002 to the first nine months of 2003.

Investment Income. Investment income decreased $0.4 million, or 7.2%, from $6.1 million for the nine months ended September 30, 2002 to $5.7 million for the nine months ended September 30, 2003. The decrease resulted primarily from a change in investment policy in the third quarter of 2002 which converted our marketable securities to short-term investments, resulting in realized gains from the sale of these marketable securities of $2.7 million. As a result, for most of the first nine months of 2003, investments were short-term in nature and consisted of money market mutual funds. The average rate earned on all investments declined from approximately 2.17% in the first nine months of 2002 to approximately 1.09% during the same period in 2003, representing a decrease in investment income of approximately $4.2 million. Partially offsetting these decreases in investment income was an increase of approximately $3.6 million in interest income as a result of increased balances in short-term investments of available funds and cash performance bonds and security deposits as well as the investment of the net proceeds of our initial public offering that was completed in December 2002. In addition during the first nine months of 2003, there was a $2.0 million increase in the investment results of our non-qualified deferred compensation plan that is included in investment income but does not affect our net income, as there is an equal increase in our compensation and benefits expense. Finally, in January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (ARB) No. 51.” As a result, the first IEFs that we initiated in 1997 have been determined to be variable interest entities and have been included in the consolidated financial statements beginning with the third quarter of 2003. While this consolidation has no effect on our net income, investment income in the third quarter of 2003 includes $0.6 million arising from this IEF program with a similar increase in our expenses to reflect fees paid for managing these IEFs and the distribution of these IEF earnings to the participants.

Securities Lending Interest Income and Expense. Securities lending interest income decreased $7.4 million, or 50.0%, from $14.7 million for the nine months ended September 30, 2002 to $7.3 million for the nine months ended September 30, 2003. The average balance of proceeds from securities lending activity was $971.6 million for the nine months ended September 30, 2002 and $783.8 million for the nine months ended September 30, 2003. Securities lending interest expense decreased $6.3 million, or 48.2%, from $13.0 million for the nine months ended September 30, 2002 to $6.7 million for the nine months ended September 30, 2003. This expense is an integral part of our securities lending program and is required to engage in securities lending transactions. Therefore, this expense is presented in the consolidated statements of income as a reduction of total revenues. The net revenue from securities lending represented a return of 0.23% on the average daily balance in the first nine months of 2002 compared to 0.10% in the first nine months of 2003. Beginning in 2003, we elected to make our daily offering of securities available for lending later in the business day. As a result, the number of investment choices and the related returns has decreased from 2002 to 2003.

Other Revenue. Other revenue increased $2.4 million, or 21.8%, from $10.9 million for the nine months ended September 30, 2002 to $13.3 million for the nine months ended September 30, 2003. This increase is attributed primarily to a $3.4 million increase in the revenue generated by GFX, a $0.4 million increase in fees associated with managing our IEF program and a $1.9 million increase in revenue for certain communication services provided to OneChicago, the joint venture established for the trading of single stock futures and narrow-based stock indexes. Partially offsetting these increases was a $1.9 million increase in our share of the OneChicago net loss and $0.8 million of losses incurred on certain technology equipment that was traded-in during the first nine months of 2003.

Expenses

Total operating expenses increased $17.4 million, or 7.6%, from $230.0 million for the nine months ended September 30, 2002 to $247.4 million for the nine months ended September 30, 2003. This increase was primarily attributable to increases in compensation and benefits as well as the marketing expenses associated with our brand advertising campaign and depreciation and amortization expense. Also impacting the comparison was the one-time expense of $13.7 million relating to the settlement of the Wagner patent litigation in August 2002 and legal fees incurred as a result of the litigation. There were no similar expenses in the first nine months of 2003.

Compensation and Benefits Expense. Compensation and benefits expense increased $19.5 million, or 22.0%, from $88.4 million for the nine months ended September 30, 2002 to $107.9 million for the nine months ended September 30, 2003. There were four significant components to this increase. The average number of employees increased approximately 8%, or by 89 employees, from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. We had 1,207 employees at September 30, 2003. This increased headcount resulted in additional compensation and benefits, excluding bonuses, of approximately $6.6 million. Compensation and benefits increased approximately $6.0 million as a result of annual salary increases and related increases in employer taxes, pension and benefits. Additionally, bonus expense increased $6.3 million from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. As a result of an annual incentive plan approved in 2003, bonus expense is now directly linked to cash earnings as defined in our annual incentive plan. Finally, the $2.0 million increase in the earnings of the deferred compensation plan resulted in increased compensation and benefits expense for the first nine months of 2003. Although there were additional stock options granted in September 2003, the majority of outstanding stock options were issued in 2000 and 2001. We have elected an accelerated method for recognizing this expense and as a result, a greater percentage of the total expense for all stock awards is recognized in the first years of the vesting period. Therefore, this expense declined from the first nine months of 2002 to the same period in 2003 as a direct result of the time that has lapsed since options were granted and the expense previously recognized in the periods immediately following the date of grant. Finally, there was a $1.2 million reduction in compensation and benefits expense from the nine months ended September 30, 2002 as a result of the reimbursement provisions of the CME/Chicago Board of Trade (CBOT®) Common Clearing Link agreement. Under the terms of this agreement that was finalized in April 2003, CME will begin to provide clearing services to CBOT in November 2003 and we will be reimbursed by CBOT up to a maximum of $2.0 million for expenses to prepare for providing this service. There was no similar reimbursement arrangement during the nine months ended September 30, 2002.

As announced on August 18, 2003, our CEO will step down when his contract expires on December 31, 2003. Due to the vesting provisions of our CEO’s stock option, the remaining 20% of the shares subject to the option that is currently unvested will not vest. As a result, stock-based compensation expense will be reduced by $2.6 million in the fourth quarter of 2003, and no further expense will be incurred for this option.

Occupancy Expense. Occupancy expense increased $2.0 million, or 11.9%, from $17.0 million for the nine months ended September 30, 2002 to $19.0 million for the nine months ended September 30, 2003. Increased operating expenses and insurance costs resulted in $1.8 million of this increase. Rent expense has also increased as a result of additional space we now lease at our main location.

Professional Fees, Outside Services and Licenses Expense. Professional fees, outside services and licenses expense decreased $1.9 million, or 7.9%, from $24.7 million for the nine months ended September 30, 2002 to $22.8 million for the nine months ended September 30, 2003. The decrease resulted primarily from a $2.2 million decrease in legal fees. In the first nine months of 2002, $3.3 million of legal fees were recorded relating to the settlement of the Wagner patent litigation. There was no similar expense in 2003. The decline in legal fees related to the settlement of the litigation was partially offset by additional legal fees resulting from our secondary offering of stock that was completed in June 2003 and fees incurred in 2003 to secure certain intellectual property rights. Additionally, under the terms of our CME/CBOT Common Clearing Link agreement that was signed in April 2003, our professional fees expense in the first nine months of 2003 has been reduced by $0.8 million for amounts that were reimbursed by CBOT. No similar reimbursement existed during 2002. Partially offsetting these decreases was a $1.0 million increase in license fees relating to increased trading volume in our equity products.

Communications and Computer and Software Maintenance Expense. Communications and computer and software maintenance expense increased $0.2 million, or 0.5%, from $33.8 million for the nine months ended September 30, 2002 to $34.0 million for the nine months ended September 30, 2003. Expenses of this nature are affected primarily by growth in electronic trading. Our computer and software maintenance costs are driven by the number of transactions processed, not the volume of contracts traded. We processed nearly 80% of total transactions electronically in the first nine months of 2003 compared to approximately 75% in the first nine months of 2002, which represented 43.2% and 31.8%, respectively, of total contracts traded. As a result, our expenses for software, software maintenance, hardware rental and hardware maintenance increased $2.0 million during the first nine months of 2003 when compared to the same period in 2002, primarily as a result of the need to expand our capacity and improve reliability for processing transactions. In addition, communications expense increased $0.9 million from the first nine months of 2002 to the first nine months of 2003 as a result of our remote data facility, which became operational in October 2002. Partially offsetting the increase was a $1.4 million decrease in communications expense associated with our GLOBEX network from the nine months ended September 30, 2002 to the nine months ended September 30, 2003, primarily as a result of $2.5 million in refunds from our telecommunications provider for billing errors that related to previous periods. In addition, we experienced a decrease in other communications expense as a result of network consolidation and cost reduction efforts.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.4 million, or 12.3%, from $35.5 million for the nine months ended September 30, 2002 to $39.9 million for the nine months ended September 30, 2003. Capital expenditures totaled $56.9 million for all of 2002 and $38.1 million in the first nine months of 2003. Technology-related purchases represented approximately 90% of total purchases in 2002 and 80% in 2003. Equipment and software represent the greatest portion of these technology-related additions and are depreciated over a three or four year period. Therefore, these recent additions, which include the development of software for internal use, have resulted in the increased depreciation and amortization expense from the first nine months of 2002 to the first nine months of 2003.

Effective January 1, 2004, we will decrease the depreciable life for new technology equipment purchases to three years and for new personal computer purchases to two years. Currently, the depreciable lives of these assets are four years and three years, respectively.

Patent Litigation Settlement. Patent litigation settlement expense totaled $13.7 million for the nine months ended September 30, 2002. This expense represents the August 26, 2002 settlement of the Wagner patent litigation. The settlement required a $5.0 million payment in September 2002 with five subsequent annual payments of $2.0 million each beginning in August 2003. The expense recorded in 2002 represents the present value of these payments. No similar expense occurred in the nine months ended September 30, 2003.

Marketing, Advertising and Public Relations Expense. Marketing, advertising and public relations expense increased $4.6 million from $4.4 million for the nine months ended September 30, 2002 to $9.0 million for the nine months ended September 30, 2003. In the first quarter of 2003 we incurred $5.1 million of expense associated with our brand advertising campaign. Our total brand advertising expense for the nine months ended September 30, 2003 was $5.8 million and we do not expect to incur additional material expenses in the fourth quarter of 2003 related to brand advertising. There was no similar expense in the first nine months of 2002. Partially offsetting the increased brand advertising expense during the first nine months of 2003 was a reduction in product advertising when compared to the same period in 2002.

Other Expense. Other expense increased $2.5 million, or 20.1%, from $12.4 million for the nine months ended September 30, 2002 to $14.9 million for the nine months ended September 30, 2003. The primary factor in this increase was a $1.5 million increase in our insurance expense, which includes directors and officers and general liability coverage.

In addition, as a result of the adoption of FIN No. 46 in the third quarter of 2003, other expense includes $0.5 million for distributions to participants in our IEF program. There is no effect on our net income as the earnings of these IEFs are included in our revenues and distributed to participants. We also experienced increases in fees to our Board of Directors as a result of changes in the fee structure that were effective in the fourth quarter of 2002, as well as increases in currency delivery fees and general administrative costs from the first nine months of 2002 to the first nine months of 2003.

Income Tax Provision

We recorded an income tax provision of $63.5 million for the nine months ended September 30, 2003 compared to $41.2 million for the same period in 2002. The effective tax rate was 40.7% for the first nine months of 2003, compared to 39.7% for the first nine months of 2002. The increase in the effective rate resulted primarily from certain expenses related to our secondary offering, completed in June 2003, that are not deductible for purposes of determining taxable income.

Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Overview

Our operations for the three months ended September 30, 2003 resulted in net income of $31.4 million compared to net income of $22.9 million for the three months ended September 30, 2002. The increase in net income resulted primarily from a 7.9% increase in net revenues and a 5.6% decrease in operating expenses. The increase in net revenues resulted primarily from a 8.2% increase in total trading volume during the third quarter of 2003 when compared to the third quarter of 2002. The percentage increase in net revenues exceeded the increase in trading volume primarily as a result of the increase in the percentage of trades executed through GLOBEX, which was driven by increased trading volume in our equity products. The increased GLOBEX trading resulted in a higher average rate per contract and a shift in the mix of products traded. The decrease in expenses resulted primarily from the $13.7 million settlement of the Wagner patent litigation in August 2002 for which there was no similar expense in the three months ended September 30, 2003. This decrease was partially offset by increased compensation and benefits expense during the three months ended September 30, 2003.

Trading volume for the three months ended September 30, 2003 totaled 167.2 million contracts, representing an average daily trading volume of 2.6 million contracts. This was an 8.2% increase over the 154.6 million contracts traded during the same period in 2002, representing an average daily trading volume of 2.4 million contracts. For the first time, trading volume on GLOBEX exceeded 1 million contracts every day in September. GLOBEX volume for the third quarter of 2003 set a record with average daily volume of nearly 1.2 million contracts.

Revenues

Total revenues increased $7.7 million, or 5.9%, from $129.6 million for the three months ended September 30, 2002 to $137.3 million for the three months ended September 30, 2003. Net revenues increased $9.8 million, or 7.9%, from the third quarter of 2002 to the same period in 2003. The increase in revenues was attributable primarily to an 8.2% increase in average daily trading volume for the three months ended September 30, 2003 when compared to the three months ended September 30, 2002. In the third quarter of 2003, with the exception of interest rate products, we experienced an increase in trading volume in each of our main product areas. Electronic trading volume represented 45.0% of total trading volume, or nearly 1.2 million contracts per day, a 28.5% increase over the same period in 2002. In addition to increased clearing and transaction fees resulting from the increase in trading volume, we also experienced increased revenue from quotation data fees, GLOBEX access fees and trading revenue from GFX. These increases were partially offset by reductions in investment income; fees related to managing our IEF program; and securities lending interest income, net of the applicable interest expense.

Clearing and Transaction Fees. Clearing and transaction fees, which include clearing fees, GLOBEX electronic trading fees and other volume-related charges increased $8.5 million, or 8.7%, from $99.3 million for the three months ended September 30, 2002 to $107.8 million for the three months ended September 30, 2003. A significant portion of the increase was attributable to the 8.2% increase in average daily trading volume. In addition to the increase in trading volume, there was a significant increase in the percentage of trading volume executed through GLOBEX. In the third quarter of 2003, GLOBEX volume represented 45.0% of total trading volume compared to 37.9% during the same period in 2002. Also, the product mix shifted to more equity product volume and less interest rate volume. For the three months ended September 30, 2003, equity products represented 45.2% of trading volume, compared to 41.6% during the same period of 2002. By contrast, for the three months ended September 30, 2003, interest rates represented 48.1% of our volume, compared to 53.4% during the same period in 2002. Fees for interest rate products are lower than fees for equity products.

The average rate, or revenue, per contract increased from $0.642 for the three months ended September 30, 2002 to $0.645 for the same period in 2003. The average rate per contract increased due to a shift in the product mix from our lowest priced product, Eurodollars, to products that generate more revenue per contract. In addition, we increased the thresholds for obtaining tiered pricing discounts and decreased the discount for our Eurodollar contracts effective March 1, 2003. As a result, the tiered pricing discount reduced our rate per contract by only $0.015 in the third quarter of 2003 compared to a reduction of $0.034 in the third quarter of 2002. The percentage of trades executed by non-member customers increased from approximately 20% for the three months ended September 30, 2002 to approximately 21% for the three months ended September 30, 2003. The increase in the percentage of non-member customer transactions had a positive impact on our rate per contract as non-member customers are charged higher rates than our member customers. Partially offsetting the increase in average rate per contract was the impact of the TRAKRS contracts introduced in August 2002 and the new incentive program for the back months of our Eurodollar futures contract. The average rate per TRAKRS contract in the third quarter of 2003 was $0.004 and $0.003 for the same period in 2002. If volume and fees for TRAKRS were excluded, our average rate per contract would have increased by approximately $0.029 to $0.674 for the three months ended September 30, 2003 and $0.008 to $0.650 for the same period in 2002. The Eurodollar back-month incentive program, implemented on March 1, 2003, reduced our average rate per contract approximately $0.006 for the three months ended September 30, 2003.

The following table shows the average daily trading volume expressed in round turn contracts in our four product areas, the portion that was traded electronically through the GLOBEX platform, and clearing and transaction fee revenues expressed in total dollars and as an average rate per contract:

	Three Months Ended September 30,		Percentage Increase/ (Decrease)
Product Area	2003	2002
Interest Rate	1,257,408	1,289,521	(2.5)%
Equity	1,181,462	1,004,486	17.6
Foreign Exchange	135,768	93,291	45.5
Commodity	38,369	27,968	37.2

Total Volume	2,613,007	2,415,266	8.2

GLOBEX Volume	1,175,569	914,795	28.5
GLOBEX Volume as a Percent of Total Volume	45.0%	37.9%
Clearing and Transaction Fees Revenues (in thousands)	$107,846	$99,255
Average Rate per Contract	$0.645	$0.642

Volume in our interest rate products decreased slightly in the third quarter of 2003, compared to the same period in 2002. Although interest rate volatility slowed from the second quarter, we continued to experience high volume levels in our interest rate products. Our equity product volume experienced growth from the third quarter of 2002 when compared to the third quarter of 2003. Approximately 90% of our stock index product volume was traded through the GLOBEX platform in the third quarter of 2003 compared to approximately 85% in the third quarter of 2002. The factors that led to increases for the nine month period described above also drove the growth in the quarter. Our foreign exchange volume has also benefited from improvements in our GLOBEX trading platform. In the third quarter of 2003, nearly 46% of our foreign exchange volume was conducted through GLOBEX compared to approximately 36% during the same period in 2002. In addition, our central counterparty clearing makes our foreign exchange products increasingly important to large banks and investment banks. Price levels, specifically for cattle, and concerns regarding volatility patterns of commodity prices contributed to the increase in volume in our commodity products during the third quarter of 2003 when compared to the same period in 2002.

Quotation Data Fees. Quotation data fees increased $1.5 million, or 12.3%, from $12.1 million for the three months ended September 30, 2002 to $13.6 million for the three months ended September 30, 2003. The price change that was effective April 1, 2003, resulted primarily in the increased revenue in the third quarter of 2003. Growth in the non-professional E-mini quote offering further increased revenues for the three months ended September 30, 2003.

GLOBEX Access Fees. GLOBEX access fees increased $0.6 million, or 17.8%, from $3.4 million for the three months ended September 30, 2002 to $4.0 million for the three months ended September 30, 2003. This increase resulted primarily from the additional monthly access fees generated by an increased number of GLOBEX users during the third quarter of 2003, particularly those accessing GLOBEX through a T-1 connection. The increase was only partially offset by a decrease in individuals utilizing a dedicated workstation to access GLOBEX.

Communication Fees. Communication fees were relatively unchanged at $2.4 million for the three months ended September 30, 2003 and $2.5 million for the three months ended September 30, 2002.

Investment Income. Investment income decreased $0.8 million, or 26.0%, from $3.2 million for the three months ended September 30, 2002 to $2.4 million for the three months ended September 30, 2003. The decrease resulted primarily from $2.5 million of realized gains from the sale of marketable securities in the third quarter of 2002 as a result of our change in investment policy and conversion of our marketable securities to short-term investments. There were no similar gains in the three months ended September 30, 2003. Also contributing to the decrease was a reduction in rates earned on our marketable securities, short-term investments of available funds and the investable portion of clearing firms’ cash performance bonds and security deposits. The average rate earned on all investments declined from approximately 1.99% in the third quarter of 2002 to approximately 0.98% during the same period in 2003, representing a decrease in investment income of approximately $1.5 million. Partially offsetting the decrease was an increase of approximately $1.2 million in interest income as a result of increased balances in short-term investments of available funds and cash performance bonds and security deposits as well as the investment of the net proceeds of our initial public offering that was completed in December 2002. In addition, there was a $1.1 million increase in investment income related to the improved investment results of our non-qualified deferred compensation plan that is included in investment income but does not affect our net income, as there is an equal increase in our compensation and benefits expense. Finally, as a result of the adoption of FIN No. 46, the September 30, 2003 consolidated financial statements now include the first IEF program. This consolidation began in the third quarter of 2003 and resulted in additional investment income of $0.6 million. There is no effect on our net income as the earnings, net of expenses, of these IEFs are distributed to the participants.

Securities Lending Interest Income and Expense. Securities lending interest income decreased $2.5 million, or 50.3%, from $4.9 million for the three months ended September 30, 2002 to $2.4 million for the three months ended September 30, 2003. The average balance of proceeds from securities lending activity was $1.0 billion for the three months ended September 30, 2002 and $882.1 million for the three months ended September 30, 2003. Securities lending interest expense decreased $2.2 million, or 49.8%, from $4.5 million for the three months ended September 30, 2002 to $2.3 million for the three months ended September 30, 2003. This expense is an integral part of our securities lending program and is required to engage in securities lending transactions. Therefore, this expense is presented in the consolidated statements of income as a reduction of total revenues. The net revenue from securities lending represented a return of 0.17% on the average daily balance in the third quarter of 2002 compared to 0.09% in the third quarter of 2003. Interest rates earned have declined more from the third quarter of 2002 to the third quarter of 2003 than the associated rate for interest expense. Beginning in 2003, we elected to make our daily offering of securities available for lending later in the business day. As a result, the number of investment choices and the related returns has decreased from 2002 to 2003.

Other Revenue. Other revenue increased $0.2 million, or 6.0%, from $4.4 million for the three months ended September 30, 2002 to $4.6 million for the three months ended September 30, 2003. This increase is attributed primarily to a $1.0 million increase in the trading revenue generated by GFX. In addition, we generated $0.7 million of revenue for providing certain communication and regulatory services to OneChicago. This represented a $0.6 million increase from the third quarter of 2002 when we only provided regulatory services. Partially offsetting these increases was a $0.5 million increase in our share of the OneChicago net loss and a $0.3 million decrease in fees associated with managing our IEF program.

Expenses

Total operating expenses decreased $4.9 million, or 5.6%, from $87.0 million for the three months ended September 30, 2002 to $82.1 million for the three months ended September 30, 2003. This decrease was attributable primarily to the $13.7 million expense associated with the settlement of the Wagner patent litigation in August 2002 that was not present in the three months ended September 30, 2003. This decrease was partially offset by increases in compensation and benefits expense and other operating expenses.

Compensation and Benefits Expense. Compensation and benefits expense increased $8.4 million, or 29.4%, from $28.3 million for the three months ended September 30, 2002 to $36.7 million for the three months ended September 30, 2003. There were four significant components to this increase. Bonus expense for the third quarter of 2003, as calculated under the recently approved annual incentive plan, increased $2.2 million when compared to the same period in 2002. The average number of employees increased approximately 8%, or by 86 employees, from the third quarter of 2002 to the third quarter of 2003. This increased headcount resulted in additional compensation and benefits, excluding bonuses, of approximately $2.1 million. In addition, compensation and benefits increased approximately $2.2 million as a result of annual salary increases and related increases in employer taxes, pension and benefits. Also contributing to the increase was a $0.8 million increase in stock-based compensation. Partially offsetting these increases was the impact of our CME/CBOT Common Clearing Link agreement, whereby $0.5 million of compensation and benefits expense was reimbursed by CBOT for the third quarter of 2003. There was no similar reimbursement arrangement in the third quarter of 2002.

Occupancy Expense. Occupancy expense increased $0.5 million, or 9.2%, from $5.9 million for the three months ended September 30, 2002 to $6.4 million for the three months ended September 30, 2003. The impact of additional space we now lease at our main location resulted in greater rent expense in the third quarter of 2003. In addition, increased insurance costs resulted in $0.2 million of this increase and we experienced increased utilities and maintenance expense.

Professional Fees, Outside Services and Licenses Expense. Professional fees, outside services and licenses expense decreased $1.2 million, or 13.8%, from $9.1 million for the three months ended September 30, 2002 to $7.9 million for the three months ended September 30, 2003. The decrease resulted primarily from a $1.5 million decrease in legal fees incurred in the third quarter of 2002 for the Wagner patent litigation that was resolved later in August 2002. There were no similar expenses in the third quarter of 2003. Also contributing to the decrease was a $0.5 million reduction in expenses as a result of the reimbursement provisions of our CME/CBOT Common Clearing Link agreement. Partially offsetting this reduction was a $0.4 million increase in other professional services from the third quarter of 2002 to the third quarter of 2003.

Communications and Computer and Software Maintenance Expense. Communications and computer and software maintenance expense decreased $1.5 million, or 12.3%, from $12.2 million for the three months ended September 30, 2002 to $10.7 million for the three months ended September 30, 2003. This decrease was primarily due to a $1.4 million reduction in communication expense associated with our GLOBEX network in the third quarter of 2003 as a result of refunds from our telecommunications provider for prior billings. In addition, we experienced reductions in other communications expense as a result of network consolidation and cost reduction efforts. Partially offsetting this decrease was a $1.2 million increase in our software, software maintenance, hardware rental and hardware maintenance expenses from the third quarter of 2002 to the third quarter of 2003.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.9 million, or 7.9%, from $12.4 million for the three months ended September 30, 2002 to $13.3 million for the three months ended September 30, 2003. Capital expenditures totaled $56.3 million in 2002, with technology-related purchases representing approximately 90% of total purchases. Additional purchases have also occurred in the first nine months of 2003. Equipment and software represent the greatest portion of these technology-related purchases and are depreciated over a three or four year period. These recent purchases, which include the development of software for internal use, have resulted in the increased depreciation and amortization expense from the third quarter of 2002 to the third quarter of 2003.

Patent Litigation Settlement. Patent litigation settlement expense totaled $13.7 million for the three months ended September 30, 2002. This expense represents the August 26, 2002 settlement of the Wagner patent litigation. The settlement required a $5.0 million payment in September 2002 with five subsequent annual payments of $2.0 million each beginning in August 2003. The expense recorded in 2002 represents the present value of these payments. No similar expense occurred in the three months ended September 30, 2003.

Marketing, Advertising and Public Relations Expense. Marketing, advertising and public relations expense increased $0.3 million, or 23.4%, from $1.5 million for the three months ended September 30, 2002 to $1.8 million for the three months ended September 30, 2003. In the third quarter of 2003, additional expenses were incurred for product and brand advertising when compared to the third quarter of 2002.

Other Expense. Other expense increased $1.3 million, or 33.6%, from $4.0 million for the three months ended September 30, 2002 to $5.3 million for the three months ended September 30, 2003. The primary factor in this increase was a $0.5 million increase in our insurance expense, as well as additional expense for travel and increased currency delivery fees resulting from increased currency delivery revenue. We also experienced increases in fees to our Board of Directors as a result of changes in the fee structure that were effective in the fourth quarter of 2002. In addition, as a result of the consolidation of the first IEF program resulting from the adoption of FIN No. 46 in the third quarter of 2003, other expense now includes $0.5 million for the distribution of the net earnings of these IEFs to the participants in the program. These increases were partially offset by reductions in bad debt expense, bank fees and other general administrative expenses.

Income Tax Provision

We recorded an income tax provision of $21.5 million for the three months ended September 30, 2003 compared to $15.2 million for the same period in 2002. The effective tax rate was 40.6% for the third quarter of 2003, compared to 40.0% for the third quarter of 2002. The increase in the effective tax rate for 2003 resulted primarily from expenses incurred in connection with the June 2003 secondary offering that are not deductible for tax purposes.

Liquidity and Capital Resources

Cash and cash equivalents totaled $391.5 million at September 30, 2003, compared to $339.3 million at December 31, 2002. The $52.2 million increase resulted primarily from our operations for the first nine months of 2003. Cash generated by operations was partially offset by $38.1 million for purchases of property, net of trade-in allowances. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices and any dividends that we pay.

Other current assets readily convertible into cash include accounts receivable and marketable securities. When combined with cash and cash equivalents, these assets represented 76.3% of our total assets, excluding cash performance bonds and security deposits, investment of securities lending proceeds and IEF balances at September 30, 2003, compared to 72.0% at December 31, 2002. Cash performance bonds and security deposits, investment of securities lending proceeds and IEF balances are excluded from total assets and total liabilities for purposes of this comparison as these balances may vary significantly over time and there are equal and offsetting current liabilities that correspond to these current assets.

Included in other assets are $18.3 million and $17.3 million of deferred tax assets at September 30, 2003 and December 31, 2002, respectively. These deferred tax assets result primarily from depreciation, stock-based compensation and deferred compensation. There is no valuation reserve for these assets as we expect to fully realize their value in the future based on our expectation of future taxable income.

Historically, we have met our funding requirements from operations. Net cash provided by operating activities was $138.6 million for the nine months ended September 30, 2003 compared to $101.6 million for the nine months ended September 30, 2002, an increase of $37.0 million. The cash provided by operations increased in 2003 as a result of our improved operating results that was partially offset by an increase in accounts receivable. The increase in accounts receivable resulted primarily from the increase in trading volume in September 2003 that generated additional clearing and transaction fees. The net cash provided by operating activities exceeded our net income in 2002 and 2003 primarily as a result of non-cash expenses, such as depreciation, which do not adversely impact our cash flow.

Cash used in investing activities was $73.2 million for the nine months ended September 30, 2003 compared to cash provided by investing activities of $48.1 million for the nine months ended September 30, 2002. The decrease resulted primarily from changes in our investment policy. In the third quarter of 2003, we implemented a new investment policy whereby we have expanded our investment choices and extended the maturity of our investments. Investment choices will now include primarily U.S. Treasury and Government agency securities and other securities escrowed by U.S. Treasury securities. Maturities may be extended to a maximum of 60 months and we plan to hold these investments to maturity. As a result, we purchased $29.6 million of investments in the third quarter of 2003. We expect this policy will be fully implemented by the end of the first quarter of 2004. By contrast, in the third quarter of 2002, we implemented an investment policy that allowed us to invest in institutional money market funds and certain U.S. Treasury and Government agency securities maturing at par value within seven days of purchase. As a result, we experienced net sales of investment securities of $93.7 million for the nine months ended September 30, 2002. The increased investment in OneChicago for the nine months ended September 30, 2003 includes a capital contribution of $3.4 million as well as an advance to the joint venture for certain communication services. In addition, net purchases of property decreased $4.4 million, from $42.5 million for the first nine months of 2002 to $38.1 million for the same period in 2003. Our capital expenditures for the nine months ended September 30, 2003 included $6.2 million for leasehold improvements related to the expansion of our lobby and certain office improvements at our main location. We expect to incur an additional $7.3 million for the remainder of this project in the fourth quarter of 2003.

Cash used in financing activities was $13.1 million for the nine months ended September 30, 2003 compared to $21.6 million for the same period in 2002. Cash dividends totaled $13.7 million for the nine months ended September 30, 2003 as a result of our regular quarterly dividend. This is a decrease of $3.6 million from the $17.3 million one-time cash dividend paid in the first nine months of 2002 prior to our initial public offering. Also, in the first nine months of 2003 we received $5.4 million of proceeds from the exercise of stock options. Cash used in financing activities for both periods includes regularly scheduled payments on long-term debt.

We intend to pay regular quarterly dividends to our shareholders. On September 3, 2003, we announced that, beginning with the dividend payment in the fourth quarter of 2003, our annual dividend target will be increased from 20% of the prior year’s cash earnings to 30% of the prior year’s cash earnings. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our board of directors deems relevant.

As of September 30, 2003, we were contingently liable on irrevocable letters of credit totaling $44.0 million in connection with our mutual offset system with The Singapore Derivatives Exchange Ltd. We also guarantee the principal for funds invested in the first IEF program, which had a balance of $339.6 million as of September 30, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents interest rate risk relating to the marketable securities that are available for sale, as well as derivatives trading risk associated with GFX. With respect to interest rate risk, a change in market interest rates would impact interest income from short-term cash investments and cash performance bonds and security deposits and new purchases of marketable securities. Changes in market interest rates also would have an effect on the fair value of any marketable securities owned.

Interest Rate Risk

Interest income from marketable securities, short-term cash investments, cash performance bonds and security deposits was $3.9 million in the nine months ended September 30, 2003 compared to $4.5 million in the nine months ended September 30, 2002. Our marketable securities experienced net realized and unrealized gains of $2.2 million in the nine months ended September 30, 2002. As a result of the investment policy in effect at September 30, 2002, marketable securities previously owned were sold during the third quarter of 2002. At September 30, 2003, we owned $29.6 million of marketable securities. Contractual maturities and interest coupon rates for fixed rate marketable securities at September 30, 2003 were as follows (dollars in thousands):

Year	Principal Amount	Weighted Average Interest Rate
2004	$19,110	3.5%
2005	3,700	1.6
2006	4,820	4.9
2008	1,325	3.1

Total	$28,935	3.5%
Fair Value	$29,639

Under our new investment policy, we will monitor interest rate risk by completing regular reviews of our marketable securities portfolio and its sensitivity to changes in the general level of interest rates, commonly referred to as a portfolio’s duration. We will control the duration of the portfolio primarily through the purchase of individual marketable securities having a duration consistent with our overall investment policy. In addition, we will generally hold marketable securities to maturity, which will act as a further mitigating factor with respect to interest rate risk.

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

At September 30, 2003, GFX held futures positions with a notional value of $99.7 million, offset by a similar amount of spot foreign exchange positions. The notional value of futures positions at September 30, 2002 was $67.5 million. All positions are marked to market through a charge or credit to other revenue on a daily basis. Net trading gains were $5.5 million for the nine months ended September 30, 2003 and $2.3 million for the nine months ended September 30, 2002.

Item 4. Controls and Procedures

(a)	Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 14, 2003, the U.S. Futures Exchange, L.L.C. and U.S. Exchange Holdings, Inc. (collectively, “Eurex U.S.”), filed suit against the Board of Trade of the City of Chicago (“CBOT”) and Chicago Mercantile Exchange Inc. in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and a contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. is seeking a preliminary injunction and treble damages. CME believes this suit lacks factual or legal foundation and intends to vigorously defend against these charges.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Section 302 Certification—James J. McNulty, President and Chief Executive Officer
31.2	Section 302 Certification—David G. Gomach—Managing Director and Chief Financial Officer
32	Section 906 Certification

(b)	Reports on Form 8-K:

On July 22, 2003, Chicago Mercantile Exchange Holdings Inc. furnished a Current Report on Form 8-K reporting under Items 9 and 12 that it had issued a press release reporting its financial results for the second quarter of 2003.

On August 19, 2003, Chicago Mercantile Exchange Holdings Inc. furnished a Current Report on Form 8-K reporting under Item 9 that it had issued a press release announcing certain management changes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
(Registrant)

By /s/ David G. Gomach
October 31, 2003	David G. Gomach
Chief Financial Officer