Form 10-K
period 2003-12-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2004-03-11
CIK 1156375

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31553

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4459170
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

20 South Wacker Drive, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 930-1000

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Class A Common Stock, Class A, $0.01 par value (including rights to acquire Series A Junior Participating Preferred Stock pursuant to our rights plan)	New York Stock Exchange

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $2.2 billion (based on the closing price per share of Chicago Mercantile Exchange Holdings Inc. Class A common stock on the New York Stock Exchange on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of March 5, 2004 was as follows: 9,066,934 shares of Class A common stock, $0.01 par value; 5,859,639 shares of Class A common stock, Class A-1, $0.01 par value; 5,474,822 shares of Class A common stock, Class A-2, $0.01 par value; 6,434,907 shares of Class A common stock, Class A-3, $0.01 par value; 6,153,583 of Class A common stock, Class A-4, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2003	Part II
Portions of the Company’s Proxy Statement, dated March 11, 2004	Part III

PART I

In this Annual Report on Form 10-K, we refer to Chicago Mercantile Exchange Holdings Inc. as “CME Holdings” and to Chicago Mercantile Exchange Inc. as “CME.” The terms “we,” “us” and “our” refer to CME Holdings and CME.

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. For example, these “forward-looking statements” are included in this Annual Report on Form 10-K in “Item 1. Business,” among other places. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you to not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that might affect our performance are:

•	economic, political and market conditions;

•	changes in the level of trading activity, price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

•	changes in domestic and foreign regulations;

•	changes in government policy, including interest rate policy and policies relating to common or directed clearing;

•	industry and customer consolidation;

•	seasonality of the futures business;

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to efficiently and simultaneously operate both open outcry trading and electronic trade execution facilities;

•	our ability to keep pace with rapid technological developments;

•	our ability to accommodate increases in trading volume without failure or degradation of performance of our trading systems;

•	increasing competition by foreign and domestic competitors, including new entrants into our markets;

•	our ability to successfully implement our competitive initiatives;

•	our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and our ability to maintain the competitiveness of our existing products and services;

•	decreases in member trading and clearing activity;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	the ability of our joint venture, OneChicago, LLC, to obtain market acceptance of its products and achieve sufficient trading volume to operate profitably;

•	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others; and

•	the continued availability of financial resources in the amounts and on the terms required to support our future business.

For a detailed discussion of these and other factors that might affect our performance, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Certain Factors that May Affect Our Business.”

Chicago Mercantile Exchange, our globe logo, CME®, GLOBEX®, International Monetary Market®, IEF®, IOM®, IMM®, Growth and Emerging Markets®, GEM® and SPAN® are our registered trademarks. CME$INDEX™, Eagle-ism, E-pxsm, E-quivalentssm, GLOBEX Tradersm, CME E-quotes™ and E-mini™ are our service marks. CLEARING 21® is a registered trademark, and e-miNYsm is a service mark, of CME and New York Mercantile Exchange, Inc., or NYMEX, pursuant to agreement.

E-mini S&P 500®, S&P®, S&P 500®, Standard & Poor’s 500, S&P/BARRA Growth™, S&P/BARRA Value™, S&P MidCap 400™, S&P SmallCap 600™, S&P/TOPIX 150™, Nasdaq®, NASDAQ-100®, NASDAQ-100 Index®, NASDAQ Composite®, NASDAQ Composite Index®, Russell 1000®, Russell 2000®, Russell 3000®, LMC TRAKRS®, Select-50 TRAKRSsm, TRAKRSsm, Total Return Asset Contractssm and other trade names, service marks, trademarks and registered trademarks that are not proprietary to us, are the property of their respective owners and are used herein under license.

ITEM 1.	BUSINESS

General

We are the largest futures exchange in the United States for the trading of futures and options on futures, as measured by 2003 annual trading volume. In 2003, our customers, which include our members, traded futures and options on futures contracts with a notional dollar value of $333.7 trillion, making us the world’s largest exchange by this measure. We also have the largest futures and options on futures open interest of any exchange in the world. As of December 31, 2003, our open interest record was 35.4 million contracts, set on December 11, 2003, not including the 2.8 million contracts that we managed for CBOT on that day. Open interest is a widely recognized indicator of the level of customer interest in an exchange’s products.

We bring together buyers and sellers of derivatives products on our open outcry trading floors, on the GLOBEX electronic trading platform and through privately negotiated transactions that we clear. We offer market participants the opportunity to trade futures contracts and options on futures contracts on interest rates, equity, foreign exchange and commodities. Our key products include Eurodollar contracts and contracts based on major U.S. stock indexes, including the S&P 500 and the NASDAQ-100. We also offer contracts for the principal foreign currencies and for a number of commodity products, including cattle, hogs and dairy. We believe several of our key products serve as global financial benchmarks. Our Eurodollar contract provides a benchmark for measuring the relative value of U.S. dollar-denominated, short-term fixed-income securities. Similarly, our S&P 500 Index and NASDAQ-100 Index contracts are closely linked to the benchmark indexes for U.S. equity performance.

Our products provide a means for hedging, speculation and asset allocation relating to the risks associated with interest rate sensitive instruments, equity ownership, changes in the value of foreign currency and changes in the prices of commodity products. Our customer base includes professional traders, financial institutions, institutional and individual investors, major corporations, manufacturers, producers, supranational entities and governments.

We own our clearing house, which is the largest derivatives clearing entity in the world, and guarantee, clear and settle every contract traded through our exchange. During 2003, we processed an average of approximately 531,000 trade transactions per day. We currently have the capacity to clear more than 2.5 million transactions per day. Our systems are scalable and give us the ability to increase our capacity with little lead time. As of December 31, 2003, we acted as custodian for approximately $37.0 billion in collateral. In 2003, we moved an average of $1.4 billion of settlement funds through our clearing system each day. In addition, 46 exchanges and clearing organizations worldwide have adopted our SPAN risk evaluation system, which is used to determine the appropriate performance bond requirements for trading portfolios. NYMEX and Clearnet-LCH also use CLEARING 21, our state-of-the-art clearing system jointly developed with NYMEX. We, however, do not generate material revenue from the adoption of these systems by other exchanges.

We have a history of innovation in our industry. In the 1960s, we introduced the first livestock futures contract that resulted in the physical delivery of live cattle. In 1972, we introduced the world’s first financial futures contracts when we launched seven foreign exchange futures contracts. That innovation fundamentally changed the nature and scope of futures markets, transforming them from agricultural hedging mechanisms to hedging and risk management markets for financial instruments and financial risks. We also developed the first cash-settled futures in 1981 with the introduction of Eurodollar futures, which is one of the world’s most actively traded futures contract. Cash settlement also enabled us to introduce in 1982 the first successful stock index futures contract, the S&P 500 futures. In 1987, we pioneered the concept of global electronic trading of derivatives contracts, and we subsequently launched the GLOBEX platform in 1992. Today, most of our products trade electronically in addition to on our open outcry trading floors. In 1997, we introduced the first of our E-mini stock index products, which are smaller-sized electronically traded versions of our successful benchmark stock index futures contracts. In April 2003, we entered into an agreement with the Chicago Board of Trade, or CBOT, for us to provide clearing and related services for CBOT futures and options on futures contracts.

CME was founded in 1898 as a not-for-profit corporation. In November 2000, we became the first U.S. financial exchange to demutualize and become a shareholder-owned corporation. As a consequence, we have adopted a for-profit approach to our business, including strategic initiatives aimed at optimizing volume, efficiency and liquidity. We posted record trading volume of 640.2 million contracts in 2003, an increase of 14.6% over 2002, which was previously our busiest year.

We devote substantial resources to introducing new products based on new markets or securities. For example, in 2001, we formed OneChicago, LLC, our joint venture with Chicago Board Options Exchange, or CBOE, and CBOT, to trade single stock futures and futures on narrow-based stock indexes. OneChicago commenced its trading operations in November 2002. In 2003, we added three additional TRAKRS products, which are private label index products developed with Merrill Lynch & Co., Inc. TRAKRS, which stands for Total Return Asset Contracts, are a series of non-traditional futures contracts licensed exclusively for us for North America and are the first broad-based index products traded on a U.S. futures exchange that can be sold by securities brokers. In addition, in 2003, we announced plans to list electronically traded futures contracts on the U.S. Consumer Price Index, or CPI. These new contracts began trading on February 8, 2004. In 2003, we also began listing weather products on five European cities and expanded the number of U.S. cities covered by our weather products from five to 15.

Throughout our history, our members have conducted their trading through our open outcry trading facilities. The roots of our open outcry trading began in the late 1800s when our predecessor, the Chicago Butter and Egg Board, established official quotations in butter, eggs, poultry and other farm products. Membership gave the right to participate in the markets, in what was to become open outcry trading, and was expanded over the decades to accommodate new traders in new commodities and financial products. For the year ended December 31, 2003, open outcry represented approximately 54% of our trading volume.

Trading on our open outcry trading floors is conducted exclusively by our members. Our members are individual traders, as well as most of the world’s largest banks, brokerages and investment houses. Prior to the introduction of our electronic trading platform, our members traded only on our open outcry trading floors. Today, our members are able to conduct trading on our open outcry trading floors, electronically through the GLOBEX platform and through privately negotiated transactions that we clear. Members who broker trades executed on our open outcry trading floors generally do not play a role in facilitating the execution of transactions on behalf of customers on GLOBEX.

Prior to our demutualization, direct access to our markets, whether on our open outcry trading floors or through the GLOBEX platform, was limited to members and those with an exchange permit who met specified qualifications. In connection with our demutualization, we opened access to our markets by allowing unlimited, direct access to the GLOBEX platform for all market participants. Today, any individual or institutional customer guaranteed by a clearing firm is able to obtain direct access to the GLOBEX platform. We have further opened access to our markets by expanding the range of member and non-member customer choices for alternative execution procedures, such as block trading and privately negotiated exchange-for-physical, or EFP, transactions. While our members benefit from market information advantages that may accrue from their proximity to activity on the trading floors, as a result of the increased access to our markets, all market participants now have the ability to view bids and offers in the market. Generally, member customers are charged lower fees than our non-member customers. In 2003, our members were responsible for nearly 80% of our total trading volume.

As a result of our conversion into a for-profit corporation in the fall of 2000, individuals and entities who, at the time, were members and owned trading rights on our exchange became the owners of all our outstanding equity. These individuals and entities continued to own substantially all of our outstanding equity following our reorganization into a holding company structure in December 2001 and our initial public offering in December 2002. As of December 31, 2003, owners of trading rights on our exchange owned, of record, approximately 69% of our Class A common stock.

Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, and our telephone number is 312-930-1000.

Competitive Strengths

We have established ourselves as a premier global marketplace for financial risk management. We believe our principal competitive strengths are:

•	highly liquid markets;

•	global benchmark products;

•	diverse portfolio of products and services;

•	wholly owned clearing house;

•	proven and scalable technology; and

•	global reach.

Highly Liquid Markets. The liquidity in our markets is a key factor in attracting and retaining customers. We have the largest open interest of any exchange in the world of futures and options on futures contracts. As of December 31, 2003, our open interest record was 35.4 million contracts, set on December 11, 2003, not including the 2.8 million contracts that we managed for CBOT on that day. Before 2003, our open interest record was 24.8 million contacts set in 2002. During 2003, we posted record trading volume of 640.2 million contracts, an increase of 14.6% over 2002, making us the most active exchange in the United States and the second most active in the world for the trading of futures and options on futures contracts during that period. By notional value, we are the largest futures exchange in the world, with $333.7 trillion traded in 2003. Our deep and liquid markets tend to attract additional customers, which in turn further enhance our liquidity.

Global Benchmark Products. We believe our key products serve as global benchmarks for valuing and managing risk. Our Eurodollar contract serves as a global benchmark for measuring the relative value of U.S. dollar-denominated short-term fixed-income securities. Similarly, the S&P 500 and NASDAQ-100 indexes are considered primary tools for benchmarking investment performance against U.S. equity market exposure. Our S&P 500 Index and NASDAQ-100 Index contracts, which are based on these benchmarks, are recognized by our customers as efficient tools for managing and hedging their equity market risks.

Diverse Portfolio of Products and Services. We differentiate ourselves from our competitors by developing and offering to our customers a diverse array of products, as well as a broad range of trade execution and clearing services. We have a long history of developing innovative interest rate, equity, foreign exchange and commodity products designed to appeal to institutional and individual customers. We offer both open outcry auction trading and electronic order-matching services, and we provide facilities to clear privately negotiated transactions. Our markets provide important risk management tools to our customers, which include leading global and financial institutions. We work closely with our customers to create markets and products that meet their needs. These relationships help us to anticipate and lead industry changes.

Wholly Owned Clearing House. We own our clearing house, which guarantees, clears and settles every contract traded through our exchange and futures and options on futures contracts traded through CBOT. During 2003, we processed an average of approximately 531,000 trade transactions per day. We currently have the capacity to clear more than 2.5 million transactions per day, and our scalable systems give us the ability to further increase our capacity, with little lead time. In April 2003, we entered into an agreement with CBOT for us to provide clearing and related services for CBOT futures and options on futures contracts. Pursuant to this agreement, we began providing clearing services on November 24, 2003 for some CBOT products and, as of January 2, 2004, we began clearing all of CBOT’s products. As of December 31, 2003, we acted as custodian for approximately $37.0 billion in performance bond collateral and, in 2003, moved an average of $1.4 billion of settlement funds through our clearing system each day. We believe our performance guarantee is a major attraction of our markets, particularly compared to the over-the-counter, or OTC, markets, because it substantially reduces counterparty risk. Our clearing system permits more efficient use of capital for our customers by allowing netting of long and short positions in a single type of contract and providing risk offset and cross-margining arrangements with several other leading clearing houses. In addition, ownership of our clearing house enables us to more quickly and efficiently bring new products to market through coordination of our clearing functions with our product development, technology, market regulation and other risk management activities. Our current capacity ensures that we are able to service peak volumes, provide clearing services to CBOT, introduce new products with high volume potential and provide clearing services to other exchanges in the future.

Proven and Scalable Technology. We believe our ability to use technology effectively has been a key factor in the successful development of our business. As a result of significant investments in our technology asset base, we possess fast, reliable and fully integrated trading and clearing systems. Our highly scalable systems are designed to accommodate additional products with relatively limited modifications and low incremental costs. The core components of our system infrastructure for trading, clearing and risk management are becoming widely adopted throughout the futures industry, resulting in common interfaces and efficiencies for intermediaries and customers. For example, our SPAN risk evaluation system has been adopted by 46 exchanges and clearing organizations worldwide. In addition, CLEARING 21, our state-of-the-art clearing system jointly developed with NYMEX, is being used by NYMEX and Clearnet-LCH.

Global Reach. Globalization of financial markets is expanding the customer base for futures products beyond traditional boundaries. Our electronic trading services, which are available more than 23 hours a day and five days per week, position us to take advantage of this development. We have established strategic relationships with other exchanges and clearing houses around the world to enable our customers to gain further capital and execution efficiencies. These relationships are intended to extend the market reach of our global derivatives business. We received $7.1 million in clearing and transaction fees from our strategic relationships during the year ended December 31, 2003. To further our global strategy, in early 2002, we installed a local telecommunications hub in London. We plan to further expand our global reach by installing similar hubs in Amsterdam, Dublin, Frankfort, Gibraltar, Milan and Paris in 2004. These hubs will further reduce connectivity costs and will house direct electronic connections between Europe and our GLOBEX electronic trading platform. As part of our strategy, in November 2003 we also introduced a pricing incentive program that significantly reduces the total transaction fees on all GLOBEX products for proprietary trading groups and trading arcades located in Europe. Additionally, in September 2003, we entered into an agreement with Bloomberg L.P to expand the global distribution of our electronically traded contracts by allowing all Bloomberg terminals worldwide access to our products on GLOBEX.

Growth Strategy

Globalization, deregulation and advances in technology offer significant opportunities for expanding futures markets, and exchange markets generally. We intend to increase our trading volumes, revenues and profitability by capitalizing on these opportunities through implementation of the following four strategies:

•	expand our current core business;

•	add new products;

•	provide transaction processing services and other business services to third parties; and

•	pursue select alliances and acquisitions.

Expand Our Current Core Business. We intend to advance our position as a leader in the futures industry by expanding customer access to our markets and services, offering additional trade execution choices and enhancing our market data and information products.

•	Expand Customer Access. We continue to expand our customer base and trading volume by broadening the access, order routing, trading and clearing solutions we offer to existing and prospective customers. We were the first U.S. exchange to allow all customers to view the book of prices, where they can minimally see at least the five best bids and offers in the central limit order book and directly execute transactions in our electronically traded products. This expanded access further increases the transparency of our markets by giving our customers valuable trading information. We provide our customers with flexibility to access our markets in the most cost-effective manner for them. For example, we have established a telecommunications hub in London and intend to add six more European hubs in 2004 to reduce connectivity costs. Our customers can use their own proprietary trading software or third party software connected to our trading environment through a suite of application programming interfaces that we have developed. We also provide front-end trading terminal software solutions for a fee, including a cost-efficient Web-based virtual private network solution for our lower volume customers, which we call GLOBEX Trader-Internet. In addition to our standard marketing activities, we are seeking to increase the number of independent software vendors that offer interfaces to our systems. Increasing the number of these vendor relationships will enable us to access a broader network of customers.

•	Expand Electronic and Other Trade Execution Choices. Our strategy is to offer our customers a broad range of trade execution choices, including increased electronic trading, enhanced facilities for privately negotiated transactions and new links with exchanges around the world. We believe offering multiple execution alternatives will enable us to attract new customers and increase our overall volume. We offer daytime electronic trading in most of our major product lines. We traded approximately 282.4 million contracts electronically in 2003, an increase of 42.6% over the total electronic trading volume in 2002 of approximately 198.0 million contracts. We introduced daytime electronic trading in our Eurodollar contracts on a limited basis during 1999. We continue to develop and implement new electronic functionality to accommodate complex trading strategies that are utilized in trading Eurodollar contracts to facilitate the expanded use of this market. In 2003, we launched our Eagle (Electronic Arbitrage GLOBEX Liquidity Enhancer) Project, which enables customers to replicate electronically some of the trading strategies used by open outcry Eurodollar traders. This enhanced functionality contributed to a 45% increase in electronic trading of our Eurodollar futures contracts during 2003. In January 2004, to further provide market users with innovative technology solutions to support their electronic trading needs, we acquired the technology-related assets and intellectual property of Liquidity Direct Technology, LLC, or Liquidity Direct, to incorporate its options and spread trading technology into our GLOBEX electronic trading platform. Liquidity Direct has developed an innovative patent-pending technology to facilitate trading of the complex combinations and spreads typically used with options products in a fully transparent and competitive execution environment.

•	Enhance Our Market Data and Information Products. Our markets generate valuable information regarding prices and trading activity in our products. We intend to leverage the value of our market data and information capabilities by developing enhancements to our existing information products and creating new products. Revenues from the sale of our market data were $53.2 million and $48.7 million during 2003 and 2002, respectively. We sell our market data, which includes information about bids, offers and trade size, to resellers of our market data, as well as banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, other financial services companies and individual investors. We believe we can enhance our market data and information product offerings by packaging the basic data we have traditionally offered with advanced, analytical data and information, and developing partnerships with other content and service providers to create information products with value-added services.

Add New Products. We develop new products and product line extensions based on research and development in collaboration with our customers and financial services firms. We have created modified versions of some of our existing products in order to attract new types of customers. For example, in 1997 and 1999, respectively, we introduced E-mini versions of our larger open outcry-traded S&P 500 and NASDAQ-100 futures contracts. By creating smaller-sized products and offering electronic trading services in them, we have successfully expanded our customer base and overall volume. We introduced E-mini Russell 2000 futures contracts in October 2001, and in January 2002, we initiated trading in E-mini S&P MidCap 400 futures contracts, another smaller scale version of one of our larger contracts that offers exposure to small- and medium-sized capitalization company stocks. We also seek to introduce new contracts that complement our existing product line. In April 2003, we launched Russell 1000 futures contracts. In combination with our other products, the new contract offers exposure to the Russell 3000 universe of stocks, representing 98% of the investable U.S. equity market, based on total market capitalization. In October 2003, we launched our E-mini NASDAQ Composite Index, which we believe is a broad, well diversified real-time representation of the performance of NASDAQ-listed companies.

In July 2002, we launched TRAKRS. TRAKRS are designed to enable customers to track an index of stocks, bonds, currencies or other financial instruments. Long-Short Technology TRAKRS were the first in this new product line. We subsequently introduced in 2002, Select 50 TRAKRS contracts and LMC TRAKRS, which identify value and growth stocks of lower market capitalization companies. In 2003, Commodity TRAKRS, Euro Currency TRAKRS and Gold TRAKRS were launched. TRAKRS differ from traditional futures contracts in that most non-institutional customers who purchase these contracts are required to post 100% of the TRAKRS market value at the time of the purchase. As a result, these customers will not be subject to margin calls or any requirement to make any additional payments throughout the life of their TRAKRS positions.

In September 2002, we began to introduce futures contracts based on industry sectors within the S&P 500 Index. We also intend to continue expanding our derivatives product lines by introducing contracts based on new markets or securities, such as single stock futures and futures on narrow-based stock indexes. OneChicago, our joint venture with CBOE and CBOT, initiated trading of 21 single stock futures on November 8, 2002, and, as of December 31, 2003, listed 107 single stock, narrow-based index and exchange-traded fund futures. In addition, we intend to continue working with emerging cash market trading platforms to jointly develop innovative futures products.

In March 2003, we launched futures and options on futures based on a new dollar index, the CME$INDEX, a geometric index of seven foreign currencies that is weighted to reflect the relative competitiveness of U.S. goods in foreign markets. The CME$INDEX provides investors with a new instrument for euro currency speculation and risk management. The seven currencies included in the CME$INDEX index are the European Union euro, Japanese yen, British pound, Swiss franc, Australian dollar, Canadian dollar and Swedish krona.

On February 8, 2004, we launched new electronically traded futures contracts on the CPI. These new CPI contracts are the first product we have listed on a major economic indicator.

Provide Transaction Processing Services and Other Business Services to Third Parties. We intend to leverage our existing capacity, scalable technology and business processes to provide a broad range of services to other exchanges, clearing organizations and e-marketplaces. We intend to offer services, including clearing and settlement processing and risk management, market structuring, product structuring and trade execution platforms. We believe we can differentiate ourselves from our competitors by offering some or all of these services on a cost-effective basis in combination with the potential to access our broad distribution, customer base and experienced liquidity providers. Users of our clearing services also have the potential to gain substantial capital and collateral efficiencies for their clearing firms. For example, in April 2003, we entered into an agreement with CBOT for us to provide clearing and related services for CBOT futures and options on futures contracts. Pursuant to this agreement, we began providing clearing services for CBOT on November 24, 2003 and, as of January 2, 2004, we began clearing all of CBOT’s products. The arrangement provides clearing firms and customers with the potential to gain operational, performance bond and capital efficiencies, as well as a combined risk capital pool and other expected cost savings. As a result of our agreement with CBOT, our clearing house is the largest derivatives clearing organization for futures and options on futures in the world. We cleared 9.5 million contracts for CBOT in 2003. Open interest for CBOT contracts cleared by us was 2.7 million contracts at December 31, 2003.

Pursue Select Alliances and Acquisitions. We plan to supplement our internal growth through the formation of joint ventures or alliances and select acquisitions of businesses or technologies. We will seek alliances and acquisitions that help us to enter new markets, provide services that we currently do not offer, open access to our markets or advance our technology. For example, in November 2003, we extended our mutual offset agreement, or MOS agreement, with the Singapore Derivatives Exchange Ltd. and added the yen-based Nikkei 225 futures contract to the agreement in January 2004. We also acquired the technology-related assets and intellectual property of Liquidity Direct in January 2004 to facilitate the trading of our options on futures contracts. In 2002, we entered into an agreement with NYMEX to introduce smaller-sized versions of key NYMEX energy futures contracts for trading on our GLOBEX electronic trading platform. The products, based on our successful E-mini stock index contracts, are called e-miNY energy futures and clear at the NYMEX clearing house. On June 17, 2002, e-miNY crude oil and natural gas futures contracts began trading.

Products

Our broad range of products includes futures contracts and options on futures contracts based on interest rates, equity, foreign exchange and commodities. Our products are traded through our open outcry auction markets, through the GLOBEX electronic trading platform or in privately negotiated transactions that we clear. For the year ended December 31, 2003, we derived $430.6 million, or 80.0% of our net revenues, from fees associated with trading and clearing products on or through our exchange. These fees include per contract charges for trade execution, clearing and GLOBEX fees. Fees are charged at various rates based on the product traded, the method of trade and the exchange trading privileges of the customer making the trade. Generally, members are charged lower fees than non-members. Certain of our customers benefit from volume discounts and limits on fees as part of our effort to encourage increased liquidity in our markets. Our markets also generate valuable data and information regarding pricing and trading activity in our products. Revenues from market data products totaled $53.2 million, or 9.9% of our net revenues, in 2003.

We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers. Historically, we have successfully introduced a variety of new futures products. We pioneered the trading of foreign exchange futures in 1972 and Eurodollar futures, the first cash-settled futures contracts listed for trading, in 1981. In 1982, we were the first to introduce a successful stock index futures contract, the S&P 500 Index futures contract, and in 1996 we introduced the NASDAQ-100 Index futures contract. We believe the S&P 500 Index and the NASDAQ-100 Index are the global benchmarks for managing exposure to the U.S. stock markets, and our futures contracts based on them are among the most successful products in our industry. The smaller, electronically traded versions of these contracts, the E-mini S&P 500 Index futures and the E-mini NASDAQ-100 Index futures, were introduced in 1997 and 1999, respectively.

The following table shows the total notional value and average daily volume of contracts traded in our four principal product groups for the years ended December 31, 2003, 2002 and 2001.

		Total Notional Value			Average Daily Contract Volume
Product Sector	Principal Underlying Instruments	2003	2002	2001	2003	2002	2001
		(in billions)			(in thousands)
Interest Rate	Eurodollar, LIBOR, Euroyen	$313,225	$311,200	$279,100	1,234	1,227	1,092
Equity	S&P 500, NASDAQ-100, S&P MidCap 400, S&P 500/BARRA Growth and Value Indexes, Nikkei Stock Average, Russell 2000	$16,509	$14,800	$12,600	1,136	863	425
Foreign Exchange	Euro, Japanese yen, British pound, Swiss franc, Canadian dollar	$3,683	$2,400	$2,000	135	96	89
Commodity	Cattle, hogs, pork bellies, lumber, dairy, weather	$281	$200	$200	36	30	34

Interest Rate Products. Our interest rate products include our global benchmark Eurodollar futures contracts. Eurodollars are U.S. dollar bank deposits outside the United States. Eurodollar futures contracts are short-term interest rate products and constitute one of the most successful products in our industry and one of the most actively traded futures contracts in the world. Open interest on Eurodollar futures and options on futures contracts traded on our exchange was approximately 13.7 million contracts on December 31, 2003, representing a notional value of approximately $31.6 trillion. We also trade contracts based on other short-term interest rates, such as one-month LIBOR, which stands for the London Interbank Offered Rate, and Euroyen. Interest rate products represented 48.6% of our trading volume during 2003, an average of approximately 1.2 million contracts per day.

The growth of our Eurodollar futures market has been driven by the general acceptance of the U.S. dollar as the principal reserve currency for financial institutions throughout the world. As a result, Eurodollar deposits have significance in the international capital markets. Participants in our Eurodollar futures market are generally major domestic and international banks and other financial institutions that face interest rate risks from their lending and borrowing activities, their activities as dealers in OTC interest rate swaps and structured derivatives products and their proprietary trading activities. Many of these participants use our Eurodollar and other interest rate contracts to hedge or arbitrage their money market swaps or convert their interest rate exposure from a fixed rate to a floating rate or a floating rate to a fixed rate. Asset managers also use our interest rate products to lengthen the effective maturity of short-term investment assets by buying futures contracts, or shorten the effective maturity by selling futures. Our contracts are an attractive alternative when physical restructuring of a portfolio is not possible or when futures transaction costs are lower than the cash market transaction costs. In 1999, we initiated simultaneous, side-by-side electronic trading in our Eurodollar contracts. Trading in our Eurodollar contracts often involves complex trading strategies that we believe cannot be fully accommodated by existing electronic trading platforms. Accordingly, electronic trading in our Eurodollar contracts initially achieved only limited market acceptance. We continue to develop and implement new electronic functionality to accommodate trading strategies required for electronic trading of Eurodollar contracts. In 2003, we launched our Eagle Project, which enables customers to execute trades electronically in the first eight quarterly expirations and 22 corresponding calendar spreads in Eurodollar futures. The introduction of this enhanced functionality contributed to a 45% increase in electronic trading of our Eurodollar futures contracts during 2003. This technology closely replicates Eurodollar trading conventions employed in open outcry and is designed to help maintain our leadership in Eurodollar futures. In January 2004, to further provide market users with innovative technology solutions to support their electronic trading needs, we acquired the technology-related assets and intellectual property of Liquidity Direct to incorporate its options and spread trading technology into our GLOBEX electronic trading platform. Liquidity Direct has developed an innovative patent-pending technology to effectively facilitate trading of the complex combinations and spreads typically used with options products in a fully transparent and competitive execution environment. We intend to introduce more functionality that will accommodate other complex trading strategies electronically.

Our interest rate product trading volume grew significantly from 1998 to 2002. The increase was due primarily to the volatility of short-term interest rates, monetary policy of the U.S. Federal Reserve Board and a decline in the issuance of U.S. Treasury securities. With less availability of U.S. Treasury securities, swap dealers, who represent a significant group of our customers, turned to our Eurodollar contract as a benchmark for valuing fixed-income obligations and as a tool for managing dollar-denominated interest rate exposure. In 2003, we experienced modest growth of our interest rate product trading volume, with total 2003 trading volume up 0.6% over 2002.

We intend to increase our revenues from our interest rate product sector by optimizing pricing of existing products and introducing new products to increase our trading volume. We have been active in adopting new policies and practices that are closely aligned with customer demand and designed to promote enhanced market penetration.

Equity Products. We have been a leader in stock index futures since we began offering these products in 1982 and remain the largest exchange in the world for trading stock index futures. Stock index futures products permit investors to obtain exposure, for hedging or speculative purposes, to a change in the weighting of one or more equity market sectors more efficiently than by buying or selling the underlying securities. We offer trading in futures contracts based upon the S&P 500 Index and NASDAQ-100 Index, other small-, medium- and large-capitalization domestic indexes and indexes on foreign equity markets. As of December 31, 2003, our market share in all U.S. listed stock index futures was approximately 95%, based on the number of contracts traded.

Our total trading volume for stock index products rose 31.6% in 2003, to 286.2 million contracts, from 217.5 million contracts in 2002. Trading in stock index futures products represented 44.7% of our total trading volume during 2003, an average of more than 1.1 million contracts per day. In 2003, 90.4% of our stock index product trading volume was based on the S&P 500 Index and the NASDAQ-100 Index. The total notional value of S&P 500 futures and options on futures contracts traded on our exchange was approximately $13.8 trillion during 2003, compared to the approximately $9.4 trillion value of stock traded on the New York Stock Exchange. In addition, the notional value of our stock index futures contracts is significantly larger than the comparable exchange-traded fund, which is a basket of securities designed to track an index but trades on a securities exchange or electronic communications network like a single stock. In 2003, the total notional value of our S&P 500 futures contracts was more than $12.6 trillion, compared with approximately $1.0 trillion for S&P 500 Depositary Receipts. In 2003, the total notional value of our NASDAQ-100 futures contracts was approximately $2.2 trillion, compared to approximately $0.6 trillion for the QQQs, which is the NASDAQ-100 Index tracking stock.

Standard & Poor’s Corporation designed and maintains the S&P 500 Index to be a proxy for a diversified equity portfolio representing a broad cross-section of the U.S. equity markets. The Index is based on the stock prices of 500 large-capitalization companies. We have an exclusive license with Standard & Poor’s until 2008. The NASDAQ-100 Index is based on the 100 largest non-financial stocks listed on the NASDAQ National Market. We have a license with Nasdaq that allows us to offer the NASDAQ-100 Index and NASDAQ Composite contracts exclusively until October 2011. For a more detailed discussion of these license agreements, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Licensing Agreements.” Our standard S&P and NASDAQ products are traded through our open outcry facilities during regular trading hours and on GLOBEX after the close of open outcry trading.

We also offer futures and, in some cases, options on futures contracts, on the S&P MidCap 400, the S&P SmallCap 600, the S&P/BARRA Growth and Value indexes, which are based on data compiled by S&P and BARRA, Inc., the Nikkei Stock Average, the S&P/TOPIX 150, the Russell 1000 Stock Price Index, the Russell 2000 Stock Price Index and the Goldman Sachs Commodity Index. In July 2002, we launched TRAKRS, a private label index product developed with Merrill Lynch & Co., Inc. TRAKRS are a series of non-traditional futures contracts licensed exclusively to us for North America, and are the first broad-based index products traded on a U.S. futures exchange that can be sold by securities brokers.

TRAKRS are designed to enable customers to track an index of stocks, bonds, currencies or other financial instruments. Long-Short Technology TRAKRS were the first in this product line. We subsequently introduced Select 50 TRAKRS and LMC TRAKRS in 2002. Trading in Commodity TRAKRS commenced in July 2003. EuroCurrency TRAKRS began trading in August 2003 and Gold TRAKRS in December 2003. We also launched our second round of our Long-Short Technology TRAKRS in January 2004. TRAKRS differ from traditional futures contracts in that most non-institutional customers who purchase these contracts are required to post 100% of the TRAKRS market value at the time of purchase. As a result, these customers will not be subject to margin calls or any requirement to make any additional payments throughout the life of their TRAKRS positions. In September 2002, we introduced SPCTR futures contracts based on subsets of the S&P 500 Index: Technology and Financial. Each contract is sized at $125 times the respective index price, making the contract size comparable to the E-mini stock index contracts.

We believe the variety of our stock index futures products appeals to a broad group of equity investors. These investors include public and private pension funds, investment companies, mutual funds, insurance companies and other financial services companies that benchmark their investment performance to different segments of the equity markets.

In 1997, we launched our E-mini S&P 500 futures contracts. We followed this highly successful new product offering with the introduction of E-mini NASDAQ-100 futures contracts in 1999. E-mini contracts are traded exclusively on our electronic GLOBEX platform and are one-fifth the size of their standard counterparts. These products are designed to address the growing demand for stock index derivatives and electronically traded products from individual traders and small institutions. Trading volumes in these products have grown rapidly, achieving new volume and open interest records on a regular basis during 2002 and 2003. This growth is attributable to the benefits of stock index futures, electronic market access and, prior to 2003, significant volatility in the U.S. equity markets. In October 2001, we also introduced E-mini Russell 2000 Index futures. In January 2002, we introduced an E-mini version of our S&P MidCap 400 futures contract. In October 2003, we launched our E-mini futures contracts on the NASDAQ Composite Index. This contract provides a product that tracks the entire NASDAQ Stock Market in contrast to the NASDAQ-100 Index which includes only the top 100 non-financial stocks listed on the NASDAQ Stock Market.

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

Other equity product growth opportunities are expected to come from the introduction of single stock futures and futures on narrow-based stock indexes. Industry deregulation permits futures and securities exchanges to offer single stock futures and futures contracts on narrow-based stock indexes. Single stock futures allow investors to obtain exposure, for hedging or speculative purposes, that is economically equivalent to owning or shorting an individual stock without actually buying or selling the stock. They are designed to offer leverage, ease of trading and less expensive, more customized risk management strategies than equity options, equity swaps and stock lending transactions. In November 2002, OneChicago, our joint venture with CBOE and CBOT, commenced its trading operations to trade single stock futures contracts on stocks trading worldwide as well as futures on narrow-based stock indexes. Under the terms of our operating agreement, we own approximately a 40% interest in OneChicago, CBOE owns approximately a 40% interest and CBOT and management each own a minority interest. Under the terms of our operating agreement, until May 31, 2005 we are restricted from in any way, directly or indirectly, engaging in the business of trading, marketing, regulating, selling, purchasing, clearing or settling transactions in single stock futures other than in conjunction with the joint venture. This restriction on our ability to compete applies whether or not we remain part of the joint venture, but it does not apply to futures based on narrow-based stock indexes.

Foreign Exchange Products. We became the first exchange to introduce financial futures when we launched foreign exchange futures in 1972. Since that time we have built a strong presence in foreign exchange futures. Institutions such as banks, hedge funds, commodity trading advisors, corporations and individuals use these products to manage their risks associated with, or speculate on, fluctuations in foreign exchange rates. Foreign exchange products represented 5.3% of our trading volume in 2003, an average of approximately 135,000 contracts per day. We offer futures and options on futures contracts on 30 currencies, including the European Union euro, Japanese yen, British pound, Swiss franc, Canadian dollar, Mexican peso, Australian dollar, Brazilian real, New Zealand dollar and South African rand.

Our total foreign exchange trading volume increased 40.2% during 2003 from 2002. Previously, our volume was impacted by the introduction of the euro and subsequent phasing out of many of the major European currencies, the continuing consolidation in the financial institutions sector, increased use of internal netting mechanisms by our customers and wide use of electronic trading for foreign exchange transactions by competing markets. We have begun improving the performance of this product sector by expanding electronic trading in our foreign exchange products. We introduced side-by-side electronic and open outcry trading of foreign exchange futures in April 2001. We believe this change has helped facilitate the increase in volume in these products. In 2003, electronically traded foreign exchange futures volume increased 100.0% over 2002, from approximately 7.5 million contracts to nearly 14.9 million contracts and open outcry trading increased 6.2%, from 10.9 million contracts in 2002 to 11.5 million contracts in 2003.

In May 2002, we introduced 13 new cross-rate foreign exchange futures contracts, consisting of two U.S. dollar-based contracts and 11 non-dollar-based contracts.

We expect the growth in our foreign exchange product line to come from further transitioning to electronic trading. This will allow us to compete more effectively in an environment where electronic execution is growing rapidly and accounts for a significant portion of global foreign exchange volume. The foreign exchange interbank spot market is heavily reliant on electronic trading, with the majority of trades brokered online. We continue to increase both functionality and distribution and are in discussions to add electronic interfaces with OTC market electronic trading platforms. We believe these interfaces, if successfully implemented, will position us to increase our foreign exchange futures volume and expand our product offerings. In March 2003, we launched futures contracts and options on futures contracts based on a new dollar index, the CME$INDEX, a geometric index of seven foreign currencies that is weighted to reflect the relative competitiveness of U.S. goods in foreign markets. CME$INDEX provides investors with a new instrument for currency speculation and risk management. The seven currencies included in the index are the European Union euro, Japanese yen, British pound, Swiss franc, Australian dollar, Canadian dollar and Swedish krona.

Commodity Products. Commodity products were our only products when our exchange first opened for business. We have maintained a strong franchise in our commodity products, including futures contracts based on cattle, hogs, pork bellies, lumber, weather and dairy products. Commodity products accounted for 1.4% of our trading volume during 2003, an average of more than 35,000 contracts per day. These products provide hedging tools for our customers who deal in tangible physical commodities, including agricultural producers of commodities and food processors. Our commodity products are traded through our open outcry and electronic trading execution facilities. We introduced side-by-side electronic and open outcry trading of lean hog, live cattle and feeder cattle futures in 2002 and of frozen pork bellies in 2003.

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

We intend to leverage our experience in trading futures on physical commodities to jointly develop new commodity products with operators of electronic, cash and derivatives trading platforms. For example, in 2002 we entered into an agreement with NYMEX to introduce smaller-sized versions of key NYMEX energy futures contracts for trading on our GLOBEX electronic trading platform. The products, based on our successful E-mini stock index contracts, are called e-miNY energy futures and clear at the NYMEX clearing house. In June 2002, e-miNY crude oil and natural gas futures contracts began trading.

Market Data and Information Products. Our markets generate valuable information regarding prices and trading activity in our products. The market data we supply is central to trading activity in our products and to trading activity in related cash and derivatives markets. We sell our market data, which includes information about bids, offers, trades and trade size, to banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, individual investors and other financial services companies or organizations that use our markets or monitor general economic conditions. We distribute our market data directly to our electronic trading customers as part of their access to our markets through our electronic facilities. We also distribute market data via dedicated networks to approximately 210 worldwide quote vendors who consolidate our market data with that from other exchanges, other third party data providers and news services, and then resell their consolidated data. As of December 31, 2003, approximately 60,000 subscribers displayed our data on approximately 174,000 screens. Revenues from market data products totaled $53.2 million, or 9.9% of our net revenues, in 2003.

We continue to enhance our current market data and information product offerings by packaging the basic data we have traditionally offered with advanced analytical data and information. We have created marketing programs to increase the use of our market data. We are developing new business relationships with companies that develop value-added computer-based applications that process our market data to provide specific insights into the dynamics of trading activity in our products.

In March 2002, we expanded the scope of our market data offerings by providing CME E-quotes, direct, real-time price quotes, to the trading community over the Internet, through our Web site. The new service enables users to integrate interactive charting and news services with market data, building customized packages of data, charting and news that fit their particular needs. CME E-quotes received a 2002 European Banking Technology Award for the best use of information technology in the wholesale banking sector. In June 2002, enhancements to our market data interface software reduced customers’ bandwidth requirements 65% to 70%.

In August 2002, we introduced CME E-history to automate the process of supplying users with historical price data for our futures and options on futures contracts. We launched Eagle-i in March 2003, featuring real-time quotes and implied prices for outright and calendar spreads on Eurodollar contracts traded on the GLOBEX platform. In April 2003, we launched E-px, which provides complete real-time pack and bundle prices as well as the pricing data for all 40 underlying Eurodollar contracts. In May 2003, our E-quivalents product, which displays our real-time currency futures prices and quantities in spot foreign exchange convention, was made available to anyone visiting our Web site.

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

Product	Open Outcry	GLOBEX Daytime	GLOBEX Nighttime	Privately Negotiated Transactions
Eurodollar	☒	☒	☒	☒
Standard S&P 500	☒	—	☒	☒
Standard NASDAQ-100	☒	—	☒	☒
E-mini S&P 500	—	☒	☒	—
E-mini NASDAQ-100	—	☒	☒	—
Foreign Exchange	☒	☒	☒	☒
Commodity	☒	☒	—	☒

Open Outcry Trading. Open outcry trading represented approximately 54% of our total trading volume in 2003. The trading pits are the centralized meeting place for floor traders and floor brokers representing customer orders to trade contracts. The trading floors, covering approximately 70,000 square feet, have tiered booths surrounding the pits from which clearing firm personnel can communicate with customers regarding current market activity and prices and receive orders either electronically or by telephone. In addition, our trading floors display current market information and news on electronic wallboards hung above the pits. During 2003, approximately 44% of our clearing and transaction fee revenues were derived from open outcry trading.

GLOBEX Electronic Trading. We began electronic trading in 1992 using a system developed in partnership with Reuters. Our second generation electronic trading platform was introduced in 1998, and is based on the Nouveau Système de Cotation, or NSC, owned and licensed to us by Euronext-Paris, a subsidiary of Euronext N.V. GLOBEX maintains an electronic, centralized order book and trade execution algorithm for futures contracts and options on futures contracts and allows users to enter orders directly into the order book. Initially, these systems were used to offer our products to customers after the close of our regular daytime trading sessions. Today, however, we trade some of our most successful products on the GLOBEX platform more than 23 hours a day, five days a week. In 2003, 44.1% of our trading volume was executed using GLOBEX, compared to 35.5% in 2002. Our electronic volume has grown rapidly during the last five years. Electronic trading volume has increased from nearly 16.1 million contracts in 1999 to nearly 282.4 million contracts in 2003. GLOBEX volume exceeded one million contracts for a single day for the first time on June 12, 2002. As of December 31, 2003, GLOBEX had achieved 225 days of volume greater than one million contracts, excluding the volume attributable to the first-day trading volumes of TRAKRS. During 2003, approximately 47% of our clearing and transaction fee revenues were derived from electronic trading. This was the first year that the percentage of our clearing and transaction fee revenues derived from electronic trading exceeded that derived from open outcry trading.

Privately Negotiated Transactions. In addition to offering traditional open outcry and electronic trading through the GLOBEX platform, we permit qualified customers to trade our products by entering into privately negotiated EFP and exchange basis facility, or EBF, transactions and block trades, which are reported and included in the market data we distribute. We also clear, settle and guarantee these transactions through our clearing house. Some market participants value privately negotiated transactions as a way to ensure that large transactions can be completed at a single price or in a single transaction while preserving their ability to effectively complete a hedging, risk management or other trading strategy. During 2003, approximately 9% of our clearing and transaction fee revenues were derived from this type of trading.

EFP and EBF transactions involve privately negotiated exchanges of futures contracts for cash positions or other qualified instruments. While EFP capabilities have been available for many years, and constitute a significant and profitable segment of our foreign exchange futures trading, EFPs have been offered on a restricted basis in some of our other markets. We have taken steps to liberalize our trading policies, including extending EBF capabilities to all Eurodollar futures contracts.

A block trade is the privately negotiated purchase and sale of futures contracts. Block trading was introduced on our exchange in late 2000, and volume has been limited to date. We believe block trading provides an important source of access designed to appeal to large-scale institutional traders. Originally, these transactions were limited to a certain number of contracts and required high minimum quantity thresholds along with a fee surcharge. We have implemented pricing and trading rules designed to increase customer participation. We intend to continue to enhance the utility of EFP and block transactions while maintaining an appropriate balance with the transactions conducted within the open outcry and electronic trading environments.

Clearing

We operate our own clearing house that clears, settles and guarantees the performance of all transactions matched through our execution facilities and futures and options on futures contracts traded through CBOT. Many derivatives exchanges do not provide clearing services for trades matched through their execution facilities, relying instead on outside clearing houses to provide these services. Ownership and control of our own clearing house enables us to capture the revenue associated with both the trading and clearing of our products. This is particularly important for trade execution alternatives such as block trades, where we can derive a higher per trade clearing fee compared to other trades. By owning our clearing house, we also control the cost structure and the technology development cycle for our clearing services. It also helps us manage our new product initiatives without being dependent on an outside entity. We believe having an integrated clearing function provides significant competitive advantages. Additionally, owning our own clearing house allows us to provide clearing services to other exchanges, such as CBOT.

During 2003, we processed an average of approximately 531,000 trade transactions per day, with an average transaction size of 9.5 contracts. We maintain the largest futures and options on futures open interest of any exchange in the world. As of December 31, 2003, our open interest stood at approximately 29.7 million contracts, not including CBOT contracts that we managed for CBOT. Our open interest record was approximately 35.4 million contracts, set on December 11, 2003, not including the 2.8 million contracts that we managed for CBOT on that day. As of December 31, 2003, we acted as custodian for approximately $37.0 billion in performance bond collateral deposited by our clearing firms and, during 2003, we moved an average of approximately $1.4 billion a day in settlement funds through our clearing system. In addition, our clearing house guarantees the performance of our contracts with a financial safeguards package of approximately $3.4 billion.

In April 2003, we entered into an agreement with CBOT to provide clearing and related services for CBOT futures and options on futures contracts transacted through CBOT’s execution facilities. Pursuant to this agreement, we began providing clearing services on November 24, 2003 for a subset of CBOT’s products and, as of January 2, 2004, we began clearing all of CBOT’s remaining products. In providing clearing services to CBOT, our clearing house clears, settles and guarantees all CBOT transactions, using the full resources of our clearing processes and financial safeguards package. Open interest in CBOT products cleared by our clearing house on December 31, 2003 was 2.7 million contracts. On January 2, 2004, when we began clearing all of CBOT’s products, open interest in CBOT products increased to 7.3 million contracts.

The clearing function provides three primary benefits to our markets: efficient, high-volume transaction processing; cost and capital efficiencies; and a reliable credit guarantee. The services we provide can be broadly categorized as follows:

•	transaction processing and position management;

•	cross-margining and mutual offset services;

•	market protection and risk management;

•	settlement, collateral and delivery services; and

•	investment services.

Transaction Processing and Position Management. We developed a state-of-the-art clearing system, CLEARING 21, in conjunction with NYMEX, to provide high quality clearing services. This system processes reported trades and positions on a real-time basis, providing users with instantaneous information on trades, positions and risk exposure. CLEARING 21 is able to process trades in futures and options products, securities and cash instruments. CLEARING 21 can also support complex new product types, including combinations, options on combinations, options on options, swaps, repurchase and reverse repurchase agreements, and other instruments. Through CLEARING 21 user interfaces, our clearing firms can electronically manage their positions, exercise options, enter transactions related to foreign exchange deliveries, manage collateral posted to meet performance bond requirements and access all of our other online applications. Together with our order routing and trade matching services, we offer straight-through electronic processing of transactions in which an order is electronically routed, matched, cleared and made available to the clearing firm’s back-office systems for further processing.

Cross-Margining and Mutual Offset Services. We have led the derivatives industry in establishing cross-margining agreements with other leading clearing houses. Cross-margining arrangements reduce capital costs for clearing firms and our customers. These agreements permit an individual clearing house to recognize a clearing firm’s open positions at other participating clearing houses, and clearing firms are able to offset risks of positions held at one clearing house against those held at other participating clearing houses. This reduces the need for collateral deposits by the clearing firm. For example, our cross-margining program with the Options Clearing Corporation reduces performance bond requirements for our members by approximately $953 million a day. We have implemented cross-margining arrangements with the Fixed Income Clearing Corporation, formerly the Government Securities Clearing Corporation, and Clearnet-LCH for positions at the London International Financial Futures and Options Exchange. We have also implemented a cross-margining arrangement with NYMEX in connection with our agreement to offer e-miNY energy futures. In addition, our MOS Agreement with the Singapore Derivatives Exchange, which has been in place since 1984, allows a clearing firm of either exchange initiating trades in certain products on either exchange to execute after-hours trades at the other exchange in those products and then transfer them back to the originating exchange. This MOS enables firms to seamlessly execute trades at either exchange virtually 24 hours per day.

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

In order to ensure performance, we establish and monitor financial requirements for our clearing firms. We also set minimum performance bond requirements for our traded products. Our clearing house uses our proprietary SPAN software, which determines the appropriate performance bond requirements by simulating the gains and losses of complex portfolios. We typically hold performance bond collateral to cover at least 95% of price changes for a given product within a given historical period. Performance bond requirements for a clearing firm’s or customer’s overall portfolio are calculated using SPAN.

At each settlement cycle, our clearing house values at the market price prevailing at the time, or marks-to-market, all open positions and requires payments from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. Our clearing house marks-to-market all open positions at least twice a day, and more often if market volatility warrants. Marking-to-market provides both participants in a transaction with an accounting of their financial obligations under the contract.

Having a mark-to-market cycle of a minimum of two times a day helps protect the financial integrity of our clearing house, our clearing firms and market participants. This allows our clearing house to identify quickly any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing house to ensure performance of their open positions.

In the unlikely event of a payment default by a clearing firm, we would first apply assets of the clearing firm to cover its payment obligation. These assets include security deposits, performance bonds and any other available assets, such as the proceeds from the sale of Class A and Class B common stock and memberships of the clearing firm at our exchange owned by or assigned to the clearing firm. Thereafter, if the payment default remains unsatisfied, we would use our surplus funds, security deposits of other clearing firms and funds collected through an assessment against all other solvent clearing firms to satisfy the deficit. We have a secured, committed $750.0 million line of credit with a consortium of banks in order to provide additional liquidity to address a clearing firm payment default. The credit agreement requires us to pledge clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in our second Interest Earning Facility program, called IEF2, to the line of credit custodian prior to drawing on the line. Performance bond collateral of a defaulting clearing firm may also be used to secure a draw on the line. This line of credit may also be utilized if there is a temporary disruption with the domestic payments system that would delay settlement payments between our clearing house and clearing firms.

The following shows the available assets of our clearing house at December 31, 2003 in the event of a payment default by a clearing firm:

CME Clearing House Available Assets

(in millions)

Aggregate Performance Bond Deposits by All Clearing Firms(1)	$37,009.9

Market Value of Pledged Shares/Memberships (minimum requirement per firm)(2)	$7.8
CME Surplus Funds(3)	85.8
Security Deposits of Clearing Firms(4)	876.1
Limited Assessment Powers(5)	2,409.3

Minimum Total Assets Available for Default	$3,379.0

(1)	Aggregate performance bond deposits by all clearing firms includes cash performance bond deposits of $2.7 billion and the value assigned by our exchange for securities deposited to satisfy performance bond requirements. This assigned value for securities is generally less than the fair market value of the securities deposited.

(2)	The market value of the pledged shares/memberships represents the minimum number of trading rights, shares and/or membership interests required to be pledged by a clearing firm clearing our products and/or CBOT products. Each firm clearing our products is required to pledge to our clearing house specified trading rights, shares of our Class B common stock associated with those trading rights and a specified number of shares of our Class A common stock. Firms clearing CBOT products are required to pledge, in addition to their pledge of CME trading rights and shares of common stock, if applicable, a first priority lien on CBOT membership interests. As of December 31, 2003, the market value of the shares/memberships pledged by each firm clearing our products was approximately $6.7 million and by each firm clearing CBOT products was approximately $1.1 million. The market value is based on the average of the bid and offer for the trading rights and associated shares and CBOT membership interests at December 31, 2003.

(3)	CME surplus funds represent the amount of our working capital reduced by an amount necessary to support our short-term operations.

(4)	Security deposits of clearing firms include security deposits required of clearing firms, but do not include any excess deposits held by our exchange at the direction of the clearing firms.

(5)	In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our surplus funds and the security deposits of non-defaulting firms, we have the right to assess all non-defaulting clearing members up to 2.75 times their existing security deposit requirements.

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

In order to administer its system of financial safeguards efficiently, our clearing house has developed banking relationships with a network of major U.S. banks and banking industry infrastructure providers, such as the Society for Worldwide Interbank Financial Telecommunications. Among the key services provided to our clearing house by these banks and service providers are a variety of custody, credit and payment services that support the substantial financial commitments and processes backing the guarantee of our clearing house to market participants.

Investment Services. In order to achieve collateral efficiencies for our clearing firms, we have also established our Interest Earning Facility, or IEF, program, which allows participating clearing firms to pool their funds and have the funds managed by third party investment managers, to allow clearing firms to enhance the yields they receive on their performance bond collateral deposited with our clearing house. The first IEFs were organized in 1997 as two limited liability companies. Interest earned, net of expenses, is passed on to participating clearing firms. The principal of the first IEFs is guaranteed by us. The investment portfolio of these facilities is managed by two of the exchange’s approved settlement banks, and eligible investments include U.S. Treasury bills and notes, U.S. Treasury strips and reverse repurchase agreements. The maximum average portfolio maturity is 90 days, and the maximum maturity for an individual security is 13 months. We believe that the market risk exposure relating to our guarantee of the principal is not material to the financial statements taken as a whole. In 2002, IEF2 was organized. IEF2 offers clearing firms the opportunity to invest cash performance bonds in shares of approved money market mutual funds. Dividends earned on these shares, net of fees, are solely for the account of the clearing firm on whose behalf the shares were purchased. The principal of IEF2 is not guaranteed by us. In 2003, IEF3 was launched. IEF3 is a specialized collateral program that utilizes various services and methods of processing that are most typically associated with tri-party repossession. Unlike the IEF and IEF2 programs, our IEF3 program does not employ an interest rate component. This program is simply a mechanism that allows clearing firms to pledge a wider range of collateral than we have typically accepted. As of December 31, 2003, clearing firms had more than $14.3 billion in balances in IEF, IEF2 and IEF3 funds, compared to $12.2 billion at December 31, 2002. Our clearing house earns fee income in return for providing these value-added services to our clearing firms.

Our clearing house launched a securities lending program in 2001 using a portion of certain securities deposited to meet the proprietary performance bond requirements of our clearing firms. Under this securities lending program, we lend a security to a third party and receive collateral in the form of cash. The majority of the cash is then invested on an overnight basis to generate interest income. The related interest expense represents payment to the borrower of the security for the cash collateral retained during the duration of the lending transaction. Securities on loan are marked-to-market daily and compared to collateral received. The securities lending activity utilizes some of the securities deposited by clearing firms.

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

As electronic trading activity expands, we continue to provide greater match engine functionality unique to various markets, market models and product types. We have adopted a modular approach to technology development and engineered an integrated set of solutions that support multiple specialized markets. We continually monitor and upgrade our capacity requirements. Our goal is to design our systems to handle at least twice our peak transactions in our highest volume products. Significant investments in production planning, quality assurance and certification processes have enhanced our ability to expedite the delivery of the system enhancements that we develop for our customers.

Speed, reliability, scalability, capacity and functionality are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. For example, to respond to customer requests and bring down the cost of trading for our European customers, we established a telecommunications hub in London in early 2002. In 2004, we plan to add telecommunications hubs in Amsterdam, Dublin, Frankfurt, Gibraltar, Milan and Paris. In late September 2002, we also launched a remote data center to provide additional system capacity and redundancy for our trading and clearing technology. The remote data center features an entirely new network to enhance data base and order routing servers and to improve overall system performance and functionality. Our data centers support our customer interfaces, trading and execution systems, as well as clearing and settlement operations.

The technology systems supporting our trading operations can be divided into four major categories:

Distribution	Technologies that support the ability of customers to access our trading systems from terminals through network access to our trading floor and/or electronic trading environments.

Order routing/order management	Technologies that control the flow of orders to the trading floor or electronic trading systems and that monitor the status of and modify submitted orders.

Trade matching (electronic market)	Technologies that aggregate submitted orders and electronically match buy and sell orders when their trade conditions are met.

Trading floor operations	Technologies that maximize market participants’ ability to capitalize on opportunities present in both the trading floor and electronic markets that we operate.

The GLOBEX electronic trading platform includes distribution, order routing, order management and trade matching technology. The modularity and functionality of GLOBEX enable us to selectively add products with unique trading characteristics onto the trading platform with minimal additional investment.

The distribution technologies we offer differentiate our platform and bring liquidity and trading volume to our execution facilities. As of December 31, 2003, nearly 1,100 customers connected directly with us, and thousands more connected with us through 22 independent software vendors and data centers, as well as 34 clearing firms that have interfaces with our systems. Many of these customers connect through a dedicated private frame-relay network that is readily available, has wide distribution and provides fast connections in the Americas, Europe and Asia. We have initiated efforts to provide additional access choices to customers. In early 2001, we implemented a Web-based, virtual private network solution, GLOBEX Trader-Internet, for our lower-volume customers. This added a low-cost alternative that was the first of its kind among major exchanges. Approximately 251 customers currently use GLOBEX Trader-Internet.

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

Our match engine is based upon the computerized trading and match software known as the NSC system. We have a long-term license from Euronext-Paris, under which we have the ability to modify and upgrade the performance of the basic NSC system to optimize its performance to suit our needs. We have a fully trained development team that maintains, upgrades and customizes our version of the NSC system. For example, despite a large increase in trading volume, we reduced the average customer response time from 0.23 seconds at the beginning of 2003 to 0.17 seconds at year-end, allowing trades to be executed more quickly and consistently. The customized enhancements that we have developed address the unique trading demands of each marketplace that we serve. We continue to focus on performance features of the match engine and presently have multiple enhancements under development.

Clearing Technology. CLEARING 21, our clearing and settlement software, and SPAN, our margining and risk management software, form the core of our clearing technology.

CLEARING 21 is a system for high-volume, high-capacity clearing and settlement of exchange-based transactions that we developed jointly with NYMEX. The system offers clearing firms improved efficiency and reduced costs. CLEARING 21’s modular design gives us the ability to rapidly introduce new products. The software can be customized to meet the unique needs of specialized markets.

SPAN is our sophisticated margining and risk management software. SPAN has now been adopted by 46 exchanges and clearing organizations worldwide. This software simulates the effects of changing market conditions on a complex portfolio and uses standard options pricing models to determine a portfolio’s overall risk. SPAN then generates a performance bond requirement that typically covers 95% of price changes within a given historical period.

Strategic Relationships

CBOT. In April 2003, we entered into an agreement with CBOT to provide clearing and related services for CBOT futures and options on futures contracts. We began providing clearing services for CBOT’s agricultural, equity index and a subset of CBOT’s interest rate products on November 24, 2003 and, as of January 2, 2004, we began clearing all of CBOT’s remaining products. In providing services to CBOT, our clearing house clears, settles and guarantees all CBOT transactions, using the full resources of our clearing processes and financial safeguards package. We cleared 9.5 million contracts for CBOT in 2003. Open interest for CBOT contracts cleared by us was 2.7 million contracts at December 31, 2003.

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

Singapore Derivatives Exchange Ltd. In 1984, we entered into a MOS agreement with the Singapore Derivatives Exchange and, in November 2003, we entered into an extension of the MOS agreement. This relationship allows a clearing firm of either exchange initiating trades in certain products on either exchange to execute after-hours trades at the other exchange in those products, then transfer them back to the originating exchange.

Shanghai Futures Exchange. In March 2003, we entered into a memorandum of understanding with the Shanghai Futures Exchange, or SHFE, to pursue joint business development initiatives in derivatives products. The agreement is the first of its kind between SHFE and a North American exchange.

Marketing Programs and Advertising

Our marketing programs primarily target institutional customers and, to a lesser extent, individual traders. Our marketing programs for institutional customers aim to inform traders, portfolio managers, corporate treasurers and other market professionals about novel uses of our products, such as new hedging and risk management strategies. We also strive to educate these users about changes in product design, performance bond requirements and new clearing services. We participate in major domestic and international trade shows and seminars regarding futures and options on futures and other derivatives products. In addition, we sponsor educational workshops and marketing events designed to educate market users about our products. Through these relationships and programs, we attempt to understand the needs of our customer base and use information provided by them to drive our product development efforts.

Our advertising strategies seek to increase awareness and perceptions of us among our institutional and retail customers, as well as support an increase in our trading volume. Our primary method of advertising has been through print media, utilizing trade magazines and newsletters as well as daily business publications. However, we also use on-line, television sponsorship and some out-of-home media to reach our audiences.

Competition

Until the passage of the Commodity Futures Modernization Act of 2000, futures trading was generally required to take place on or subject to the rules of a federally designated contract market. The costs and difficulty of obtaining contract market designation, complying with applicable regulatory requirements, establishing efficient execution facilities and liquidity pools and attracting customers created significant barriers to entry. The Commodity Futures Modernization Act has eroded the historical dominance by the exchanges of futures trading in the United States by, among other things, permitting private transactions in most futures contracts and similar products and authorizing the use of electronic trading systems to conduct both private and public futures transactions. For a more detailed description of the regulation of our industry and the regulatory changes brought on by the Commodity Futures Modernization Act, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Regulatory Matters.”

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

At year-end 2003, there were 52 futures exchanges located in 27 countries, including 7 futures exchanges in the United States. On February 8, 2004, Eurex commenced operation of its U.S. derivatives exchange, U.S. Futures Exchange, L.L.C., or Eurex U.S. Eurex U.S.’s initial competitive efforts are directed at CBOT, but we anticipate that it may begin trading our products in the near future. In January 2004, Euronext.liffe announced that it would begin listing and trading Eurodollar futures contracts as early as March 2004. Additionally, because equity futures contracts are alternatives to underlying stocks and a variety of equity option and other contracts provide an alternative means of obtaining exposure to the equity markets, we also compete with securities and options exchanges, including the New York Stock Exchange and CBOE, dealer markets such as NASDAQ and alternative trading systems.

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

In addition to the competition we face in our derivatives business, we face a number of competitors in our transaction processing and other business services, including:

•	other exchanges and clearing houses seeking to leverage their infrastructure; and

•	technology firms, including front-end developers, back-office processing systems firms and match engine developers.

We believe competition in the transaction processing and business services market is based on, among other things, the cost of the services provided, quality and reliability of the services, timely delivery of the services, reputation and value of linking with existing products, markets and distribution.

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

Between 1974 and December 2000, the barriers against unregulated competitors were eroded. The Commodity Exchange Act’s exchange trading requirement was modified by CFTC regulations and interpretations to permit privately negotiated swap contracts meeting specified requirements to be transacted in the OTC market. At June 30, 2003, according to data from the Bank for International Settlements, the total estimated notional amount of outstanding OTC derivatives contracts was nearly $170 trillion compared to approximately $38 trillion for exchange-traded futures and options on futures contracts. The CFTC exemption and interpretations under which the OTC derivatives market operated precluded the OTC market from using exchange-like electronic transaction systems and clearing facilities.

The Commodity Futures Modernization Act, which became effective on December 21, 2000, significantly altered the regulatory landscape and may have important competitive consequences. This legislation greatly expanded the freedom of regulated markets, like ours, to innovate and respond to competition. It also permits us to offer a previously prohibited set of products—single stock futures and futures on narrow-based indexes of securities. The provisions that permit us to trade these security futures products require a novel sharing of jurisdiction between the CFTC and the Securities and Exchange Commission, or SEC. Exchange trading of these security futures products is subject to more burdensome regulation than our other futures products. For example, in order to trade these products, we are required to “notice register” with the SEC as a special purpose national securities exchange solely for the purpose of trading security futures products, and the SEC is authorized to review some of our rules relating to these security futures products. Our members trading those products are subject to registration requirements and duties and obligations to customers under the securities laws that do not pertain to their other futures business.

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

The Commodity Futures Modernization Act also provides for regulation of derivatives clearing organizations, or DCOs, like our clearing house, separately from the exchanges for which they clear contracts and permits DCOs to clear a range of OTC-traded products in addition to products traded on an exchange. The Commodity Futures Modernization Act requires a DCO that clears for a registered futures exchange to register with the CFTC. However, our clearing house was deemed to be registered by reason of its activities prior to enactment of the Commodity Futures Modernization Act. A DCO may accept for clearing any new contract or may adopt any new rule or rule amendment by providing to the CFTC a written certification that the new contract, rule or rule amendment complies with the Commodity Exchange Act. Alternatively, the DCO may request that the CFTC grant prior approval to any contract, rule or rule amendment, and the CFTC must grant approval within 75 days unless the CFTC finds that the proposed contract, rule, or rule amendment would violate the Commodity Exchange Act.

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

From time to time it is proposed in the President’s budget that a transaction tax be imposed on futures and options on futures transactions. While those proposals have not been adopted to date, except for a per-contract fee on single stock futures and futures on narrow-based stock indexes, the imposition of any such tax could increase the cost of using our products and, consequently, our business, financial condition and operating results could be negatively affected.

Our Members

As a result of our conversion into a for-profit corporation in the fall of 2000, individuals and entities who, at the time, were members and owned trading rights on our exchange became the owners of all of the outstanding equity of CME. In our reorganization into a holding company structure, CME shareholders exchanged their shares for shares of CME Holdings. CME shareholders that were members and owned trading rights on our exchange retained them after the merger. Owners of trading rights on our exchange owned, of record, approximately 69% of our outstanding Class A common stock as of December 31, 2003. CME members can execute trades for their own accounts, the clearing firm accounts of other members or for the accounts of customers of clearing firms. Members who trade for their own account, including those who lease trading rights, qualify for lower transaction fees in recognition of the market liquidity that their trading activity provides. These members also benefit from market information advantages that may accrue from their proximity to activity on the trading floors. Generally, member customers are charged lower fees than our non-member customers. In 2003, our members were responsible for nearly 80% of our total trading volume. There are four divisions of membership at our exchange: the Chicago Mercantile Exchange, or CME, division; the International Monetary Market, or IMM, division; the Index and Option Market, or IOM, division; and the Growth and Emerging Markets, or GEM, division. Each membership division has different trading rights. Membership applicants planning to access the trading floor are subject to a review and approval process prior to becoming members and obtaining trading rights. We also have individual trading members and clearing firms.

Membership in our exchange entitles members to appear on the floor of the exchange during business hours and act as a floor broker and/or floor trader executing trades in the appropriate contracts that correlate with their membership division. Applicants for membership on our exchange are required to be of good moral character, reputation and business integrity. They must also have adequate financial resources and credit to assume the responsibilities and privileges of membership. All members must understand the rules and regulations of our exchange and agree to abide by them. Additionally, they must comply with the provisions of the Commodity Exchange Act and the rules and regulations issued by the CFTC.

Our exchange is a self-regulatory organization subject to the oversight of the CFTC. Members submit to the jurisdiction of our exchange rules. Our Market Regulation department is the investigative and enforcement arm of our exchange with regard to our exchange rules. Members who are found to have violated a rule can be subject to sanctions such as fines, trading suspensions and/or expulsion from our exchange. Changes to our rules must be approved by our Board of Directors. Some rule changes are subject to CFTC approval prior to their implementation. In addition, members receive prior notice of a new rule or amendment before it becomes effective through various publications.

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

Our Shareholder Relations and Membership Services Department maintains an auction market for individual trading rights and for trading rights bundled with their associated restricted Class A-1, A-2, A-3 and A-4 shares. Prospective purchasers sign and file with the department a “Bid to Purchase” form which must be guaranteed by either a clearing firm or accompanied by a certified or cashier’s check. Prospective sellers sign and file with the department an “Offer to Sell” form. The department posts bids, offers and last trade prices for purchase of trading rights and for trading rights bundled with their associated restricted Class A-1, A-2, A-3 and A-4 shares. The department then matches the highest bid to buy with the lowest offer to sell.

Other Business Relationships and Subsidiaries

GFX Corporation. GFX Corporation, a wholly owned subsidiary of CME, was established in 1997 for the purpose of maintaining and creating liquidity in our foreign exchange futures contracts. GFX expanded its business model in 2002 to allow for the trading of interest rate products. GFX accounted for 1.3%, 0.7%, and 1.0% of our consolidated net revenues in 2003, 2002 and 2001, respectively. Experienced foreign exchange and interest rate traders employed by GFX buy and sell our foreign exchange and interest rate futures contracts using our GLOBEX system. They limit risk from these transactions through offsetting transactions using futures contracts and spot foreign exchange transactions with approved counterparties in the interbank market.

CME Trust. The Chicago Mercantile Exchange Trust, or the CME Trust, was established in 1969 to provide financial assistance, on a discretionary basis, to customers of any clearing firm that becomes insolvent. We funded the CME Trust through tax-deductible contributions until June 1996. The CME Trust had approximately $59.4 million, $57.7 million, and $55.4 million in net assets as of December 31, 2003, 2002 and 2001, respectively, as a result of contributions, investment income and the absence of any distributions. Trustees of the CME Trust, who are also members of our Board of Directors, have discretion to use the CME Trust to satisfy customer losses in the event a clearing firm fails to or is in such severe financial condition that it cannot meet a customer’s obligations, provided that the customer’s losses are related to transactions in our contracts. No outside parties, including CME, have any residual interest in the assets of the CME Trust.

Licensing Agreements

Standard & Poor’s. We have had a licensing arrangement with Standard & Poor’s Corporation since 1980. In 1997, all of our previous licensing agreements with Standard & Poor’s were consolidated into one agreement that terminates on December 31, 2013 and includes a clause to negotiate potential extensions in good faith. Under the terms of the agreement, S&P granted us a license to use certain S&P stock indexes and the related trade names, trademarks and service marks in connection with the creation, marketing, trading, clearing and promoting of futures and/or options on futures contracts that are indexed to certain S&P stock indexes. The license is exclusive until December 31, 2008 for S&P stock indexes licensed to us and listed by us prior to September 24, 1997. For contracts granted before September 24, 1997 but not listed before September 24, 1997, the licenses are exclusive for one year with possible extensions, and, once listed, the license will be exclusive upon meeting a certain minimum average trading volume or payment of a fee by us. For contracts granted and listed after September 24, 1997, and upon which we have listed indexed contracts for trading within one year of the grant date, the licenses are exclusive for two years after listing, after which they may be made exclusive for the remainder of the term of the agreement upon meeting a certain minimum average trading volume or payment of a fee by us. These licenses become non-exclusive in the event we and S&P do not agree on an extension or we list certain competitive contracts. We have a right of first refusal for stock indexes not licensed under the license agreement as of September 24, 1997 and that are developed solely by S&P before and during the term of the license agreement. We pay S&P a per trade fee and have made certain lump sum payments in accordance with the terms of our agreement. If S&P discontinues compilation and publication of any license or index, we may license, on a non-exclusive and royalty-free basis, the information regarding the list of companies, shares outstanding and divisors for that index or terminate the obligations regarding the index.

NASDAQ. We have had a licensing arrangement with The Nasdaq Stock Market, Inc. since 1996 to license the NASDAQ-100 Index and related trade names, trademarks and service marks. The license was extended and expanded in October 2003, to license us both the NASDAQ-100 Index and the NASDAQ Composite Index for trading futures and options on futures contracts that are based on the indexes. The license for these indexes is exclusive through October 9, 2007 with an automatic renewal until October 9, 2011. With respect to the NASDAQ Composite Index, as of October 27, 2005 and on each subsequent anniversary, Nasdaq may terminate the exclusivity or the entire license if trading volume fails to meet certain performance criteria. During the applicable period of exclusivity, Nasdaq will not grant a license to use the indexes in connection with the trading, marketing and promotion of futures contracts and options on those futures contracts that are based on an index that is exclusive to us. We pay per trade fees to Nasdaq under the license. We have a right of first refusal for new Nasdaq indexes that are licensed for futures products where the index is substantially equivalent to an index licensed to us or is a subset of an index licensed to us.

NSC. Our license agreement for the NSC software was signed with Paris BourseSBF SA in 1997, and it continues until 2022. The agreement was assigned by Paris BourseSBF SA to Euronext N.V. in 1997. Under the terms of the agreement, Euronext N.V. granted us a nonexclusive license to use the NSC software for the trading of our products and the products of certain other exchanges. The agreement also allows us to specify modifications and enhancements to the NSC software prior to delivery to be made by Paris BourseSBF SA. In addition, we have the right to use our GLOBEX trademark in conjunction with our operation of the electronic trading system based on NSC software. In consideration for the license of the NSC software, we granted Euronext N.V. a license to use and modify CLEARING 21. In December 2002, we acquired the right to offer application service provider services to third parties using the NSC software.

Intellectual Property

We regard substantial elements of our brand name, marketing elements and logos, products, market data, software and technology as proprietary. We attempt to protect these elements by relying on trademark, service mark, copyright and trade secret laws, restrictions on disclosure and other methods. For example, with respect to trademarks, we have registered marks in more than 20 countries. We have filed patent applications to protect our technology. Our rights to stock indexes for our futures products principally derive from license agreements that we have obtained from Standard & Poor’s and the Nasdaq Stock Market, Inc. For a more detailed discussion of these licenses, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Licensing Agreements.”

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

Employees

As of December 31, 2003, we had 1,221 employees. We consider relations with our employees to be good. We have never experienced a work stoppage. We are not a party to any collective bargaining agreement. However, we employ eight engineers who are associated with the International Union of Operating Engineers, Local 399, AFL-CIO.

Available Information

Our Web site is www.cme.com. Information made available on our Web site does not constitute part of this document. We make available on our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance materials, including our Corporate Governance Principles, Conflict of Interest Policy, Board of Directors Code of Ethics, Independence Standards, Employee Code of Business Conduct and the charters for all the standing committees of our Board, may also be found on our Web site. Copies of these materials are also available to shareholders upon written request to Shareholder Relations and Membership Services, Attention Ms. Beth Hausoul, Chicago Mercantile Exchange Holdings Inc., 20 South Wacker Drive, Chicago, Illinois 60606.

Certain Factors that May Affect Our Business

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business.

Our shareholders who are members and own trading rights on our exchange, and who may have interests that differ from or conflict with those of shareholders who are not also members, currently own more than a majority of our voting stock. Shareholders who own trading rights on our exchange account for 15 of the 20 directors on our Board and currently have the ability to control the election of all directors. Our dependence on the trading and clearing activities of our members, combined with their ability to control the election of directors, enables them to exert substantial influence over the operation of our business.

As of December 31, 2003, we estimated that our shareholders who own trading rights on our exchange together owned, of record, shares representing approximately 69% of our outstanding Class A common stock. As a result, they will, if voting in the same manner, control all matters submitted to our shareholders for approval, including electing directors and approving changes of control. As of December 31, 2003, 15 of the 20 directors on our Board owned or were officers or directors of others who own memberships on our exchange. In addition, we are dependent on the revenues from the trading and clearing activities of our members. This dependence also gives them substantial influence over how we operate our business.

Many of our trading members and clearing firms derive a substantial portion of their income from their trading or clearing activities on or through our exchange. In addition, trading rights on our exchange have substantial independent value. The amount of income that members derive from their trading, brokering and clearing activities and the value of their trading rights are, in part, dependent on the fees they are charged to trade, broker, clear and access our markets and the rules and structure of our markets. Our trading members, many of whom act as floor brokers and floor traders, benefit from trading rules, membership privileges and fee discounts that enhance their open outcry trading opportunities and profits. Our predominantly electronic trading members benefit from fee discounts and transaction fee caps that enhance their electronic trading opportunities and profits. Our clearing firms benefit from all of the foregoing, as well as decisions that increase electronic trading, which over time will reduce their costs of doing business on our exchange. As a result, holders of our Class A common stock may not have the same economic interests as our members. In addition, our members may have differing interests among themselves depending on the role they serve in our markets, their method of trading and the products they trade. Consequently, members may advocate that we enhance and protect their clearing and trading opportunities and the value of their trading privileges over their economic interest in us represented by Class A common stock they own.

The share ownership of our members, in combination with their Board representation rights and charter provision protections described in the immediately following risk factor, could be used to influence how our business is changed or developed, including how we address competition and how we seek to grow our volume and revenue and enhance shareholder value.

Our certificate of incorporation grants special rights to holders of Class B common stock, which protect their trading rights and give them special Board representation, and requires that we maintain open outcry trading until volumes are not significant.

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

Our Class B shareholders are also entitled to elect six of the 20 directors on our Board even if their Class A share ownership interest is very small.

Our certificate of incorporation also includes a provision requiring us to maintain open outcry floor trading on our exchange for a particular traded product as long as the open outcry market is “liquid.” Our certificate of incorporation requires us to maintain a facility for conducting business, disseminating price information, clearing and delivery and to provide reasonable financial support for technology, marketing and research for open outcry markets. Our certificate of incorporation provides specific tests as to whether an open outcry market will be deemed liquid, as measured on a quarterly basis. If a market is deemed illiquid as a result of a failure to meet any of these tests, our Board will determine whether or not that market will be closed.

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

Any one or more of these factors may contribute to reduced activity in our markets. Our operating results and trading volume tend to increase during periods of global and domestic economic and geopolitical uncertainty. This is because our customers seek to hedge or manage the risks associated with volatility in the U.S. equity markets, fluctuations in interest rates and price changes in the foreign exchange and commodities markets. The future economic environment will be subject to periodic downturns, including possible recession and lower volatility in financial markets, and may not be as favorable as it has been in recent years. As a result, period-to-period comparisons of our financial results are not necessarily meaningful. Trends less favorable than those of recent periods could result in decreased trading volume, decreased capital formation and a more difficult business environment for us. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.

Our operating results are subject to significant fluctuations due to seasonality and a number of other factors. As a result, you will not be able to rely on our operating results in any particular period as an indication of our future performance.

A number of factors beyond our control may contribute to substantial fluctuations in our operating results—particularly in our quarterly results. In the three years prior to 2001, we experienced relatively higher volume during the first and second quarters, and we generally expect that the third and fourth quarters will have lower trading volume. This trend was not evident in 2001 or 2002, except for the fourth quarter of 2002, in part because of the volatility of interest rates and U.S. equities in the third quarter in each of those years. As a result of seasonality and the factors described in the preceding risk factors, you will not be able to rely on our operating results in any particular period as an indication of our future performance. If we fail to meet securities analysts’ expectations regarding our operating performance, the price of our Class A common stock could decline substantially.

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

Both newly formed organizations and established exchanges are increasingly employing trading systems that provide fast, low-cost execution of trades by matching buyers and sellers electronically. These organizations are attracting order flow away from some traditional open outcry trading markets. Many market participants believe that these electronic trading systems represent a threat to the continued viability of the open outcry method of trading. Some major European and Asian futures exchanges have closed their traditional open outcry trading facilities and replaced them entirely with electronic systems. Although we offer an electronic trading system, in 2003 approximately 44% of our revenues from clearing and transaction fees are generated by open outcry trading. Reductions in our open outcry trading volume that are not offset by increases in our electronic trading volume would have a material adverse effect on our revenue, earnings and stock price.

The success of our markets will depend on our ability to complete development of and successfully implement electronic marketplaces that have the functionality, performance, reliability, speed and liquidity required by customers.

The future success of our business depends in large part on our ability to create interactive electronic marketplaces in a wide range of derivatives products that have the required functionality, performance, reliability, speed and liquidity to attract and retain customers. A significant portion of our current overall volume is generated through electronic trading of our E-mini S&P 500 and E-mini NASDAQ-100 products. However, during 2003, approximately 54% of our volume and approximately 44% of our clearing and transaction fee revenues were generated through our open outcry trading facilities. Most of that open outcry volume is related to trading in Eurodollar contracts. Our electronic functionality may not be capable of accommodating all of the complex trading strategies typically used for trading our Eurodollar contracts. We have implemented electronic system upgrades and have acquired technology-related assets and intellectual property of Liquidity Direct to incorporate additional technology into our GLOBEX electronic platform. In addition, we are developing additional functionality to accommodate more Eurodollar trading strategies. We may not complete the development of or successfully implement the required electronic functionality for our Eurodollar marketplace, including the integration and operation of the technology-related assets and intellectual property of Liquidity Direct. Moreover, our Eurodollar customers may not accept our electronic trading systems. In either event, our ability to increase our electronic Eurodollar trading volume would be adversely affected. In addition, if we are unable to develop our electronic trading systems to include other products and markets, or if our electronic marketplaces do not have the required functionality, performance, reliability, speed and liquidity, we may not be able to compete successfully in a new environment that we expect to be increasingly dominated by electronic trading.

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

The derivatives, securities and financial services industries are highly competitive. We expect that competition will intensify in the future. Our current and prospective competitors, both domestically and around the world, are numerous. They include securities and securities option exchanges, futures exchanges, OTC markets, clearing organizations, market data and information vendors, electronic communications networks, crossing systems and similar entities, consortia of large customers, consortia of some of our clearing firms and electronic brokerage and dealing facilities. At December 31, 2003, there were 52 futures exchanges located in 27 countries, including 7 futures exchanges in the United States. On February 8, 2004, Eurex commenced operation of its U.S. derivatives exchange, Eurex U.S. Eurex U.S.’s initial competitive efforts are directed at CBOT, but we anticipate that it may begin trading our products in the near future. In January 2004, Euronext.liffe announced that it would begin listing and trading our Eurodollar future contracts as early as March 2004.

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

Our industry has been subject to several fundamental regulatory changes, including changes in the statute under which we have operated since 1974. The Commodity Exchange Act generally required all futures contracts to be executed on an exchange that has been approved by the CFTC. The exchange trading requirement was modified by CFTC regulations and interpretations to permit privately negotiated swap contracts to be transacted in the OTC market. The CFTC exemption under which the OTC derivatives market operated precluded the OTC market from using exchange-like electronic transaction systems and clearing facilities. These barriers to competition from the OTC market were largely repealed by the Commodity Futures Modernization Act. It is possible that the chief beneficiaries of the Commodity Futures Modernization Act will be OTC dealers and competitors that operate or intend to open electronic trading facilities or to conduct their futures business directly among themselves on a bilateral basis. The customers who may access these trading facilities or engage in bilateral private transactions are the same customers who account for a substantial portion of our trading volume. The Commodity Futures Modernization Act also permits banks, broker-dealers and some of their affiliates to engage in foreign exchange futures transactions for or with retail customers without being subject to regulation under the Commodity Exchange Act.

The Commodity Futures Modernization Act also permits bank clearing organizations and clearing organizations regulated by the SEC to clear a broad array of derivatives products in addition to the products that these clearing organizations have traditionally cleared. This allocation of jurisdiction may be advantageous to competing clearing organizations and result in a lower volume of trading cleared through our clearing house.

Our members may seek alternative trading venues and products and negatively impact the liquidity of our markets and our trading volume.

The trading activities of our members accounted for nearly 80% of our trading volume during 2003. When we became a for-profit company, we changed the role of our members in the operation of our business. We eliminated many member-dominated committees or converted them into advisory bodies. We gave our professional staff greater decision-making responsibilities. Subject to the oversight of our Board of Directors, our management is charged with making decisions that are designed to enhance shareholder value, which may lead to decisions or outcomes with which our members disagree. These changes may make us less attractive to our members and encourage them to conduct their business at, or seek membership in, another exchange or to trade in equivalent products among themselves on a private, bilateral basis. A material decrease in member trading activity would negatively impact liquidity and trading volume in our products and reduce our revenues. A loss or material reduction in the number of our clearing firms and the capital they provide to guarantee their trades and the trades of their customers would also diminish the strength and attractiveness of our clearing house and our markets.

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

We are substantially dependent on trading volume from three product offerings for a significant portion of our clearing and transaction fee revenues and profits. The clearing and transaction fee revenues attributable to transactions in our Eurodollar contracts, all our contracts based on the S&P 500 and NASDAQ-100, including our E-mini products, and privately negotiated foreign exchange transactions using our clearing house were approximately 36%, 35%, 12% and 8%, respectively, of our total clearing and transaction fee revenues during 2003 and approximately 40%, 32%, 13% and 7%, respectively, during 2002. Any significant decline in our trading volume in any of these products would negatively impact our business, financial condition and operating results.

We believe our Eurodollar product serves as a global financial benchmark, but we cannot assure you that, in the future, other products will not become preferred alternatives to the Eurodollar contract as a means of managing or speculating on interest rate risk. We also cannot assure you that competitors will not enter the Eurodollar market. For example, in January 2004, Euronext.liffe announced that would it would begin listing and trading Eurodollar futures contracts as early as March 2004. Our members may also elect to trade Eurodollars in privately negotiated bilateral transactions without the use of our clearing house. In either of these events, our trading volume, revenues and profitability could be adversely affected.

Our rights to the Standard & Poor’s and NASDAQ products were obtained through licensing arrangements. Our license agreement with Standard & Poor’s provides that the S&P 500 Index futures products will be exclusive until December 31, 2008 and non-exclusive from December 31, 2008 until December 31, 2013.

In October 2003, we extended and expanded our license agreement with The Nasdaq Stock Market, Inc. to license both the NASDAQ-100 Index and the NASDAQ Composite Index to us for trading futures and options on futures contracts that are based on the indexes. Our license with Nasdaq is exclusive with respect to futures and options on futures contracts based on the NASDAQ-100 Index through October 9, 2007 with an automatic renewal until October 9, 2011.

We cannot assure you that either of our Standard & Poor’s or Nasdaq license agreements will be renewed when they terminate. In addition, we cannot assure you that others will not succeed in creating stock index futures based on information similar to that which we have obtained by license or that market participants will not increasingly use alternative instruments, including securities and options based on the S&P and NASDAQ indexes, to manage or speculate on U.S. stock risks. We also cannot assure you that

Nasdaq will not directly or indirectly through other exchanges offer security futures contracts that compete with our broad-based index futures contracts based upon NASDAQ indexes. Currently, NQLX, LLC offers futures contracts based on an exchange-traded fund called QQQ, which may compete with our NASDAQ-100 futures contracts. Any of these events could have an adverse effect on our trading volume, revenues and profits.

Our clearing house operations expose us to substantial credit risk of third parties. Our financial condition will be adversely affected in the event of a significant default.

Our clearing house acts as the counterparty to all trades consummated on or through our exchange and for CBOT futures and options on futures. As a result, we are exposed to significant credit risk of third parties, including our clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. A substantial part of our working capital is at risk if a clearing firm defaults on its obligations to our clearing house and its margin and security deposits are insufficient to meet its obligations. Although we have policies and procedures to help assure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cover any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default.

We may not realize the anticipated benefits of our agreement to provide clearing and related services for CBOT products.

In April 2003, we entered into an agreement with CBOT to provide clearing and related services for CBOT futures and options on futures contracts. Under the terms of the agreement, clearing services for commodity, equity and some interest rate products began in November 2003 and for all other CBOT futures and options on futures contracts on January 2, 2004. The initial term of the agreement is four years, with three year renewals upon the mutual consent of the parties. Under the terms of the agreement, CBOT will pay us a fee for the clearing services we provide. This fee will vary based on transaction volume but is guaranteed to be at least $4.5 million per quarter. Pursuant to the agreement, CBOT reimbursed us $2.0 million in initial development costs. CBOT will also reimburse us for the ongoing costs associated with the telecommunications equipment and services that are necessary for us to provide clearing services.

Our anticipated net revenues and net income from providing these clearing services will be dependent on CBOT’s ability to maintain and/or expand its trading volume, which is subject to a number of factors beyond CBOT’s control. As a futures exchange, CBOT’s ability to maintain or expand its volume and operate its business is subject to the same types of risks to which we are subject. For example, on February 8, 2004, Eurex launched a registered U.S. derivatives exchange, Eurex U.S., which initially offers, among other products, contracts on U.S. Treasury notes and bonds in direct competition with contracts currently traded at CBOT. Our net income from the clearing services we provide to CBOT will also depend on our ability to control our costs associated with providing the clearing services.

Our agreement with CBOT provides that both we and CBOT may terminate the agreement in some circumstances. We cannot assure you that the agreement will not be terminated prior to the end of its term or that we will be able to realize the anticipated benefits of our clearing agreement with CBOT. Any such event could have an adverse effect on the price of our Class A common stock.

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

If we experience systems failures or capacity constraints, our ability to conduct our operations and execute our business strategy could be materially harmed and we could be subjected to significant costs and liabilities.

We are heavily dependent on the capacity and reliability of the computer and communications systems and software supporting our operations. We receive and/or process a large portion of our trade orders through electronic means, such as through public and private communications networks. Our systems, or those of our third party providers, may fail or operate slowly, causing one or more of the following to occur:

•	unanticipated disruptions in service to our customers;

•	slower response times;

•	delays in our customers’ trade execution;

•	failed settlement of trades;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	litigation or other customer claims

•	loss of customers; and

•	regulatory sanctions.

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

From time to time, we have experienced system errors and failures that have resulted in some customers being unable to connect to our electronic trading platform or erroneous reporting, such as transactions that were not authorized by any customer or reporting of filled orders as cancelled. In September 2002 and May 2003, we experienced hardware failures that resulted in a temporary suspension of trading on our GLOBEX platform. The impact of these events has not been material.

Our status as a CFTC registrant requires that our trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. We constantly monitor system loads and performance and regularly implement system upgrades to handle estimated increases in trading volume. However, we cannot assure you that our estimates of future trading volume will be accurate or that our systems will always be able to accommodate actual trading volume without failure or degradation of performance. For example, as of December 31, 2003, GLOBEX had achieved 225 days of volume greater than one million contracts, excluding the volume attributable to the first-day trading volumes of TRAKRS. During the initial period of increased GLOBEX trading volume, there were instances of connectivity problems or erroneous reports that affected some users of the platform. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, file lawsuits against us or cease doing business with us or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations.

We will need to continue to upgrade, expand and increase the capacity of our systems as our business grows and we execute our business strategy. Our goal is to design our systems to handle at least twice our peak transactions in our highest volume products. As volumes grow, the ability of our systems to meet this goal on an ongoing basis depends on our ability to increase our system capacity on a timely basis while maintaining system reliability. Although many of our systems are designed to accommodate additional volume and products and services without redesign or replacement, we will need to continue to make significant investments in additional hardware and software to accommodate increased volume and to provide transaction processing and business services to third parties. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses would be adversely affected.

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

Some of our largest clearing firms, which are significant customers and intermediaries in our products, have increasingly stressed the importance to them of centralizing clearing of futures contracts and options on futures contracts in order to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many clearing firms have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as for-profit enterprises. Some of these firms, along with the Futures Industry Association, are attempting to cause legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. Our strategic business plan is to operate a vertically integrated transaction execution and clearing and settlement business. If these legislative or regulatory changes are adopted, our strategy and business plan may lead clearing firms to establish, or seek to use, alternative clearing houses for clearing positions established on our exchange. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit or stop the use of our products and markets. If any of these events occur, our revenues and profits would be adversely affected.

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

Although the Commodity Futures Modernization Act significantly reduced our regulatory burdens, we remain extensively regulated by the CFTC. Our international operations may be subject to similar regulations in specific jurisdictions. We are registered in the United Kingdom, Australia, Japan and Hong Kong. In some cases, our registrations are subject to annual review and such reviews may subject us to additional requirements in the future. We may also be required to register or become subject to regulation in other jurisdictions in order to accept business from customers in those jurisdictions.

Many aspects of our operations are subject to oversight and regulation by the CFTC. Our activities relating to single stock and narrow-based stock index futures products will also be subject to oversight by the SEC. Our operations are subject to ongoing review and oversight, including:

•	the security and soundness of our order routing and trading systems;

•	record keeping and record retention procedures;

•	maintaining a fair and orderly market;

•	the licensing of our members and many of their employees; and

•	the conduct of our directors, officers, employees and affiliates.

If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel or other sanctions, including revocation of our designations as a contract market and derivatives clearing organization. Changes in laws, regulations or governmental policies could have a material adverse effect on the way we conduct our business.

The CFTC has broad powers to investigate and enforce compliance and punish non-compliance with its rules and regulations. We cannot assure you that we and/or our directors, officers and employees will be able to fully comply with these rules and regulations. We also cannot assure you that we will not be subject to claims or actions by the CFTC or other agencies.

Demutualization and utilization of electronic trading systems by traders from remote locations will, among other developments, impact our ability to continue the traditional forms of “self-regulation” that have been an integral part of the CFTC regulatory program. The CFTC is reviewing that impact, and it is unclear at this time whether the CFTC will make modifications to its regulations that will have an adverse effect on the way we conduct our business.

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

From time to time, the President’s budget includes a proposal that a transaction tax be imposed on futures and options on futures transactions. While those proposals have not been adopted to date, except for a per-contract fee imposed under the Securities Exchange Act of 1934 on single stock futures and futures on narrow-based stock indexes, the imposition of any such tax would increase the cost of using our products and, consequently, could adversely impact our trading volumes, revenues and profits.

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

To achieve our strategic objectives, in the future we may seek to acquire or invest in other companies, businesses or technologies. Acquisitions entail numerous risks, including the following:

•	difficulties in the assimilation of acquired businesses or technologies;

•	diversion of management’s attention from other business concerns;

•	assumption of unknown material liabilities;

•	failure to achieve financial or operating objectives; and

•	potential loss of customers or key employees of acquired companies.

We may not be able to integrate successfully any operations, personnel, services or products that we have acquired or may acquire in the future.

We also may seek to expand or enhance some of our operations by forming joint ventures or alliances with various strategic partners throughout the world. Entering into joint ventures and alliances also entails risks, including difficulties in developing and expanding the business of newly formed joint ventures, exercising influence over the activities of joint ventures in which we do not have a controlling interest, and potential conflicts with our joint venture or alliance partners. For example, in 2001 we entered into an operating agreement governing OneChicago, our joint venture with CBOE and CBOT, to trade single stock futures and futures based on narrow-based stock indexes. Under the terms of our operating agreement, we own approximately a 40% interest in the joint venture, CBOE owns approximately a 40% interest and CBOT and management of OneChicago each own a minority interest. Our ability to control key decisions relating to the operation and development of OneChicago will be limited. In addition, under the terms of our operating agreement, until May 31, 2005, we are restricted from in any way engaging in the business of trading, marketing, regulating, selling, purchasing, clearing or settling transactions in single stock futures other than in conjunction with the joint venture. This restriction on our ability to compete applies whether or not we remain part of the joint venture, but it does not apply to futures based on narrow-based stock indexes. In 2002, we entered into an agreement with NYMEX to introduce e-miNY energy futures contracts, which trade on our GLOBEX electronic trading platform and clear at the NYMEX clearing house. During the term of the agreement and for one year thereafter, we are generally prohibited, other than in cooperation with NYMEX, from providing for or facilitating electronic trading in futures or options on futures contracts on any underlying commodity (or index of commodities) that is also the underlying commodity for a product listed for trading by NYMEX. We cannot assure you that any joint venture or alliance that we have entered into or may enter into in the future will be successful.

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

We rely primarily on trade secret, copyright, service mark, trademark and patent law and contractual protections to protect our proprietary technology and other proprietary rights. We have filed several patent applications covering our technology in the United States and certain other jurisdictions. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. We also seek to protect our software and databases as trade secrets and under copyright law. We have copyright registrations for certain of our software, user manuals and databases. The copyright protection afforded to databases, however, is fairly limited. While the arrangement and selection of data generally are protectable, the actual data may not be, and others may be free to create databases that would perform the same function. In some cases, including a number of our most important products, there may be no effective legal recourse against duplication by competitors. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could adversely affect our business.

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

We are a holding company with no business operations. Our only significant asset is the outstanding capital stock of our subsidiary. As a result, we must rely on payments from our subsidiary to meet our obligations. In 2003, we paid regular quarterly dividends of $0.14, $0.14, $0.14 and $0.21 per share to our Class A and Class B shareholders. As of September 3, 2003, our annual dividend target was increased from 20% of the prior year’s cash earnings to 30% of the prior year’s cash earnings. On February 5, 2004, we declared a quarterly dividend of $0.26 per share to the Class A and Class B shareholders. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, our subsidiary may not be able to generate sufficient cash flow to pay a dividend or distribute funds to us in order to allow us to pay a dividend on or make a distribution in respect of our Class A common stock. Our existing credit facility, as well as future credit facilities, other future debt obligations and statutory provisions, may limit our ability to pay dividends.

ITEM 2.	PROPERTIES

Our trading facilities and corporate headquarters are located at 20 South Wacker Drive in Chicago, Illinois. We occupy approximately 445,000 square feet of office space pursuant to a lease which expires in 2008. We have an option on three extensions that will allow us to continue to occupy this office space until November 2026. We also occupy 70,000 square feet of trading floor space under a lease with the CME Trust that expires in 2005. We have an option on three extensions that will allow us to continue to occupy this trading facility until October 2026. We maintain backup facilities for our electronic systems in separate office towers at 10 and 30 South Wacker Drive, and we opened a remote data center in a Chicago suburb that became operational in the third quarter of 2002. We also lease administrative office space in Washington, D.C., and Tokyo, Japan and both administrative and communication equipment space in London, England. We believe our facilities are adequate for our current operations and that additional space can be obtained if needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K, we are not a party to or, to our knowledge, threatened with any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

On October 14, 2003, the U.S. Futures Exchange, L.L.C. and U.S. Exchange Holdings, Inc., filed suit against CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. The U.S. Futures Exchange, L.L.C. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. On December 12, 2003, CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. We believe this suit lacks factual or legal foundation and we intend to vigorously defend against these charges.

In November 2002, a former employee filed a complaint against CME in the Circuit Court of Cook County, Illinois (Case No. 02L014905), which was subsequently amended to allege common law claims of retaliatory discharge. CME moved to dismiss the action for failure to state a claim, which motion is awaiting ruling by the court. This individual is seeking damages in excess of $3 million in this action. CME has asserted three counterclaims against the former employee for breach of fiduciary duty, unlawful destruction of personal property and conversion. In June 2003, the former employee filed a complaint in the United States District Court for the Northern District of Illinois alleging that his employment was terminated because of his race in violation of Title VII, and that his employment termination violated Section 1981 (which prohibits discrimination in making and enforcing contracts). In this matter, the individual seeks reinstatement, back pay and benefits, punitive damages in the amount of $2 million, plus actual damages to be determined at trial. CME has asserted the same three counterclaims alleged in the state action in the federal action. Discovery in these matters is ongoing. Based on its investigation to date and advice from legal counsel, we believe these claims are without merit and intend to defend them vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The disclosure regarding market information and dividends required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2003, under the heading “Share Information” on pages 93 through 95 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2003, under the heading “Selected Financial Data” on page 25 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2003, on pages 26 through 56 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2003, under the heading “Quantitative And Qualitative Disclosure About Market Risk” on pages 56 and 57 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2003, on pages 58 through 86 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item was previously reported by CME Holdings in a Current Report on Form 8-K, dated May 17, 2002.

ITEM 9.A	CONTROLS AND PROCEDURES

(a) Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in CME Holdings’ Proxy Statement, dated March 11, 2004, under the headings “Nominees for Equity Directors” on pages 5 and 6, “Nominees for Class B-1 Director” on page 7, and “Nominees for Class B-2 Director” on page 8, “Members of the Board Not Standing for Election This Year” on pages 9 through 11, “Executive Officers” on pages 17 through 19, “Meetings of Our Board and Board Committees – Audit” on pages 12 and 13 and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 41 and is incorporated herein by reference, pursuant to General Instruction G(3).

We have adopted a written code of business conduct applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and other senior financial officers. In accordance with SEC rules and regulations, our code of business conduct is available on our Web site at www.cme.com under the “Investor Relations—Corporate Governance” link. We intend to disclose promptly on our Web site any substantive amendments to our code of business conduct and waivers granted to our executive officers. You may also obtain a copy of our Employee Code of Business Conduct by following the instructions in the section of this Annual Report on Form 10-K entitled “Item 1. Business — Available Information.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in CME Holdings’ Proxy Statement, dated March 11, 2004, under the headings “Directors’ Compensation and Benefits” on pages 16 and 17 and “Executive Compensation” on pages 31 through 40 and is incorporated herein by reference, pursuant to General Instruction G(3); provided, however, that the Report of the Compensation Committee and the Performance Graph contained in the Proxy Statement are not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance as of

December 31, 2003.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	489,300		$62.12	1,229,955
Equity compensation plans not approved by security holders(1)	2,257,171	(2)	26.10	—

Total	2,746,471		32.52	1,229,955

(1)	The Plan is our only equity compensation plan. Prior to our reorganization, CME issued options under the Chicago Mercantile Exchange Omnibus Stock Plan, which was not approved by CME shareholders. In connection with our reorganization, CME, as the sole stockholder of CME Holdings, approved the assumption by CME Holdings of the Chicago Mercantile Exchange Omnibus Stock Plan. After the reorganization, the plan was amended and restated as the CME Holdings Amended and Restated Omnibus Stock Plan. Options issued prior to the sole shareholder approval are listed in the table above as being made under an equity compensation plan not approved by security holders, and options issued after such time are listed above as being made under an equity compensation plan approved by security holders.

(2)	Includes 1,397,847 shares of Class A common stock that may be issued to Mr. McNulty pursuant to the terms of his option based on the value of the option at December 31, 2003, assuming Mr. McNulty satisfied the exercise price in cash and CME Holdings elects to settle the option entirely with shares of Class A common stock.

The information required by the Item relating to the security ownership of certain beneficial owners and management is included in CME Holdings’ Proxy Statement, dated March 11, 2004, under the heading “Security Ownership of Directors and Executive Officers” on pages 20 through 24 and “Security Ownership by Certain Owners” on page 25 and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in CME Holdings’ Proxy Statement, dated March 11, 2004, under the heading “Certain Business Relationships” on page 40 and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in CME Holdings’ Proxy Statement, dated March 11, 2004, under the heading “Principal Accountant Fees and Services” on pages 27 and 28 and “Audit Committee Pre-Approval Policy” on page 28 and is incorporated herein by reference, pursuant to General Instruction G(3).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

(1) Financial Statements

The following Consolidated Financial Statements and related Notes, together with the Report of Independent Auditors with respect thereto, appearing on pages 58 through 86 of CME Holdings’ annual report to shareholders are included in Exhibit 13.1 hereto and are incorporated by reference herein:

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

The following Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

Report of Independent Auditors on Financial Statement Schedules

Schedule I Condensed Financial Information at December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001

Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002 and 2001

All other schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown in the consolidated financial statements or notes thereto.

To the Board of Directors of Chicago Mercantile Exchange Holdings Inc.:

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Chicago Mercantile Exchange Holdings Inc. of our report dated February 2, 2004, included in the 2003 Annual Report to Shareholders of Chicago Mercantile Exchange Holdings Inc.

Our audits also included the financial statement schedules of Chicago Mercantile Exchange Holdings Inc. listed in Item 15(a). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

February 2, 2004

Schedule I - Condensed Financial Information of

Chicago Mercantile Exchange Holdings Inc. and Subsidiaries

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

BALANCE SHEETS

(in thousands)

	At December 31
	2003	2002
Assets
Cash and cash equivalents	$99,942	$120,940
Marketable securities	176,745	—
Other current assets	1,451	—
Investment in CME, including advances to (from) CME of $596 in 2003 and ($3,388) in 2002	285,641	325,236

Total Assets	$563,779	$446,176

Liabilities and Shareholders’ Equity
Other current liabilities	$784	$37
Total shareholders’ equity	562,995	446,139

Total Liabilities and Shareholders’ Equity	$563,779	$446,176

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31
	2003	2002	2001
Revenues
Interest income	$2,025	$93	$—
Expenses	229	—	—

Income before income taxes and equity in net income of CME	1,796	93	—
Income tax provision	(731)	(37)	—

Income before equity in net income of CME	1,065	56	—
Equity in net income of CME	121,067	94,011	75,108

Net Income	$122,132	$94,067	$75,108

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$122,132	$94,067	$75,108
Less equity in net income of CME	(121,067)	(94,011)	(75,108)
Adjustments to reconcile net income to cash provided by operating activities:
Increase (decrease) in advances to / from CME	(3,984)	3,388	—
Increase in other current assets	(1,451)	—	—
Increase in other current liabilities	747	37	—

Net Cash Provided by (Used in) Operating Activities	(3,623)	3,481	—

Cash Flows from Investing Activities:
Purchase of marketable securities	(176,745)	—	—
Dividend from CME	172,122	17,290	—

Net Cash Provided by (Used in) Investing Activities	(4,623)	17,290	—

Cash Flows from Financing Activities:
Net proceeds from initial public offering	—	117,459	—
Exercise of stock options	7,878	—	—
Cash dividends to shareholders	(20,630)	(17,290)	—

Net Cash Provided by (Used in) Financing Activities	(12,752)	100,169	—

Net increase (decrease) in cash and cash equivalents	(20,998)	120,940	—
Cash and cash equivalents, beginning of year	120,940	—	—

Cash and Cash Equivalents, End of Year	$99,942	$120,940	$—

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

Cash dividends paid to CME Holdings from CME amounted to $172.1 million and $17.3 million in 2003 and 2002, respectively. CME Holdings accounts for its investment in CME under the equity method.

Chicago Mercantile Exchange Holdings Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001

(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Revenues	Deductions (1)		Balance at End of Year
Year ended December 31, 2003: Allowance for doubtful accounts Accrued fee adjustments	$1,232 3,137	$(95 —)	$— 13,209	$(271 (14,360	) )	$866 1,986

Year ended December 31, 2002: Allowance for doubtful accounts Accrued fee adjustments	$962 2,241	$771 —	$— 20,656	$(501 (19,760	) )	$1,232 3,137

Year ended December 31, 2001: Allowance for doubtful accounts Accrued fee adjustments	$1,700 5,215	$1,733 —	$— 12,149	$(2,471 (15,123	) )	$962 2,241

(1)	Includes write-offs of doubtful accounts and payments for fee adjustments.

(b) Reports on Form 8-K

On October 1, 2003, Chicago Mercantile Exchange Holdings Inc. furnished a Current Report on Form 8-K reporting under Item 9 that it had issued a press release announcing certain management changes and the treatment of stock options in connection with such changes.

On October 10, 2003, Chicago Mercantile Exchange Holdings Inc. furnished a Current Report on Form 8-K reporting under Item 9 that it had issued a joint press release with The Nasdaq Stock Market, Inc. announcing that they had reached an agreement to expand the relationship between the parties.

On October 22, 2003, Chicago Mercantile Exchange Holdings Inc. furnished a Current Report on Form 8-K reporting under Item 12 that it had issued a press release reporting its financial results for the third quarter of 2003.

(c) Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of October 1, 2001, between Chicago Mercantile Exchange Inc., Chicago Mercantile Exchange Holdings Inc. and CME Merger Subsidiary Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on August 7, 2001, File No. 33-66988).

3.1	Amended and Restated Certificate of Incorporation of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.1 to Chicago Mercantile Exchange Holdings Inc.’s Current Report on Form 8-K, filed with the SEC on December 4, 2001, File No. 0-33379).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.2 to Chicago Mercantile Exchange Holdings Inc.’s Current Report on Form 8-K, filed with the SEC on May 16, 2002, File No. 0-33379).

Exhibit Number	Description of Exhibit

3.3	Second Amended and Restated Bylaws of Chicago Mercantile Exchange Holdings Inc., as amended November 7, 2002 (incorporated by reference to Exhibit 3.3 to Chicago Mercantile Exchange Holdings Inc.’s Registration Statement on Form S-1, filed with the SEC on December 5, 2002, File No.333-90106).

4.1	Rights Agreement, dated as of November 30, 2001, between Chicago Mercantile Exchange Holdings Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holding’s Inc.’s Form 8-A, filed with the SEC on December 4, 2001).

4.2	First Amendment to Rights Agreement, dated as of November 13, 2002, between Chicago Mercantile Exchange Holdings Inc., Mellon Investor Services, LLC and Computershare Investor Services, LLC (incorporated by reference to Exhibit 5 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-A, filed with the SEC on November 29, 2002).

10.1**	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Omnibus Stock Plan, amended and restated effective as April 23, 2002 and as further amended on February 5, 2003 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Registration Statement on Form S-8, filed with the SEC on May 14, 2003, File No. 333-105236).

10.2**	Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan, including First Amendment thereto, dated December 14, 1994, Second Amendment thereto, dated December 8, 1998 and Administrative Guidelines thereto (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).

10.3**	Chicago Mercantile Exchange Inc. Directors’ Deferred Compensation Plan, including First Amendment thereto, dated December 8, 1998 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).

10.4**	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Plan, including First Amendment thereto, dated December 31, 1996, Second Amendment thereto, dated January 14, 1998 and Third Amendment thereto, dated December 1998 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).

10.5**	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Trust, including First Amendment thereto, dated September 7, 1993 (incorporated by reference to Exhibit 10.5 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).

10.6**	Agreement, dated February 7, 2000, between Chicago Mercantile Exchange Holdings Inc. and James J. McNulty, including the First Amendment thereto, dated November 28, 2000 and Second Amendment thereto, dated November 13, 2002 (incorporated by reference to Exhibit 10.6 to Chicago Mercantile Exchange Inc.’s Form S-1, filed with the SEC on December 2, 2002, File No. 333-90106).

10.7*	License Agreement, effective as of September 24, 1997, between Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.13 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on March 10, 2000, File No. 33-95561).

10.8*	Amendments to the License Agreement, effective as of September 24, 1997, between Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc., including Letter Agreement, dated March 1, 1999; Letter Agreement dated April 14, 1999; Letter Agreement, dated December 26, 2001; Letter Agreement, dated January 17, 2002; Letter Agreement, dated April 22, 2002; and Amendment, effective April 22, 2002 (incorporated by reference to Exhibit 10.8 to Chicago Mercantile Exchange Holdings Inc. Form 10-K, filed with the SEC on March 21, 2003).

10.9***	License Agreement, effective as October 9, 2003, between The Nasdaq Stock Market, Inc., a subsidiary of National Association of Securities Dealers, Inc., and Chicago Mercantile Exchange Inc.

10.10*	Central Services System (NSC) Software License and Development Agreement, effective June 5, 1997, including First Amendment thereto, effective February 24, 1998, Second Amendment thereto, effective July 13, 1998, and Third Amendment thereto, effective January 30, 2001, between SBF Bourse de Paris and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.10 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on August 7, 2001, File No. 33-66988).

Exhibit Number	Description of Exhibit

10.11*	Amendment, dated December 26, 2002, to the Central Services System (NSC) Software License and Development Agreement, effective June 5, 1997, between SBF Bourse de Paris and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.11 to Chicago Mercantile Exchange Holdings Inc. Form 10-K, filed with the SEC on March 21, 2003).

10.12*	CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.12 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on August 7, 2001, File No. 33-66988).

10.13*	Non-Termination Agreement, effective December 26, 2002, Regarding the CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. and Amendment No. 1, dated December 26, 2002, to the CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.13 to Chicago Mercantile Exchange Holdings Inc. Form 10-K, filed with the SEC on March 21, 2003).

10.14	Lease, dated as of November 11, 1983, between Chicago Mercantile Exchange Trust (successor to CME Real Estate Co. of Chicago, Illinois) and Chicago Mercantile Exchange Inc., including amendment thereto, dated as of December 6, 1989 (incorporated by reference to Exhibit 10.14 to Chicago Mercantile Exchange Inc.’s Form S-4 dated February 24, 2000, File No. 33-95561).

10.15	Lease, dated March 31, 1988, between EOP—10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated June 2, 1981 and known as Trust No. 51234) and Chicago Mercantile Exchange Inc. relating to 10 South Wacker Drive, including First Amendment thereto, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.15 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561), second amendment thereto, dated January 7, 2002, Third Amendment thereto, dated May 3, 2002, Fourth Amendment thereto, dated August 22, 2002 and Fifth Amendment thereto, dated October 1, 2002 (incorporated by reference to Exhibit 10.12 to Chicago Mercantile Exchange Holdings Inc.’s Form S-1, filed with the SEC on December 2, 2002, File No. 333-90106).

10.16	Lease, dated May 11, 1981, between EOP—10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434-06 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated March 20, 1980 and known as Trust No. 48268) and Chicago Mercantile Exchange Inc. relating to 30 South Wacker Drive, including First Amendment thereto, dated as of February 1, 1982, Second Amendment thereto, dated as of April 26, 1982, Third Amendment thereto, dated as of June 29, 1982, Fourth Amendment thereto, dated as of July 28, 1982, Fifth Amendment thereto, dated as of October 7, 1982, Sixth Amendment thereto, dated as of July 5, 1983, Seventh Amendment thereto, dated as of September 19, 1983, Eighth Amendment thereto, dated as of October 17, 1983, Ninth Amendment thereto, dated as of December 3, 1984, Tenth Amendment thereto, dated as of March 16, 1987, Eleventh Amendment thereto, dated as of January 1, 1999, Twelfth Amendment thereto, dated as of June 30, 1999 (incorporated by reference to Exhibit 10.16 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).

10.17	Credit Agreement, dated as of October 18, 2002, among Chicago Mercantile Exchange Inc., each of the banks from time to time party thereto and the Bank of New York, as collateral agent (incorporated by reference to Exhibit 10.14 to Chicago Mercantile Exchange Holdings Inc.’s Registration on Form S-1 filed with SEC on November 12, 2002, File No. 333-90106).

10.18**	Agreement, dated November 7, 2003 between Chicago Mercantile Exchange Inc. and Craig S. Donohue.

10.19**	Agreement, dated November 7, 2003 between Chicago Mercantile Exchange Inc. and Phupinder Gill.

10.20**	Chicago Mercantile Exchange Holdings Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q filed with the SEC on August 11, 2003).

Exhibit Number	Description of Exhibit

10.21***	Clearing Services Agreement, dated April 16, 2003, between Chicago Mercantile Exchange Inc. and The Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q filed with the SEC on August 11, 2003).

10.22**	Agreement, dated as of July 10, 2003, between Chicago Mercantile Exchange Inc. and David G. Gomach (Incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Form 10-Q filed with the SEC on August 11, 2003).

10.23**	Agreement, dated November 21, 2003, between Chicago Mercantile Exchange Inc. and James Krause.

13.1	Specified portions of Chicago Mercantile Exchange Holdings Inc.’s annual report to shareholders for the year ended December 31, 2003.

21.1	List of Subsidiaries of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 21.1 to Chicago Mercantile Exchange Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with SEC on March 28, 2002).

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Ernst & Young LLP

31.1	Section 302 Certification – Craig S. Donohue, Chief Executive Officer.

31.2	Section 302 Certification – David G. Gomach – Managing Director and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC.

**	Management contract or compensatory plan or arrangement.

***	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 10th day of March, 2004.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

By:	/s/ DAVID G. GOMACH

David G. Gomach
Managing Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2004.

Signature	Title

/s/ CRAIG S. DONOHUE Craig S. Donohue	Chief Executive Officer and Director

/s/ TERRENCE A. DUFFY Terrence A. Duffy	Chairman of the Board and Director

/s/ DAVID G. GOMACH David G. Gomach	Managing Director and Chief Financial Officer

/s/ NANCY W. GOBLE Nancy W. Goble	Managing Director and Chief Accounting Officer

/s/ TIMOTHY R. BRENNAN Timothy R. Brennan	Director

/s/ MARTIN J. GEPSMAN Martin J. Gepsman	Director

/s/ DANIEL R. GLICKMAN Daniel R. Glickman	Director

/s/ SCOTT GORDON Scott Gordon	Director

/s/ BRUCE F. JOHNSON Bruce F. Johnson	Director

/s/ GARY M. KATLER Gary M. Katler	Director

/s/ PATRICK B. LYNCH Patrick B. Lynch	Director

/s/ LEO MELAMED Leo Melamed	Director

/s/ WILLIAM P. MILLER II William P. Miller II	Director

/s/ JOHN D. NEWHOUSE John D. Newhouse	Director

/s/ JAMES E. OLIFF James E. Oliff	Director

/s/ WILLIAM G. SALATICH William G. Salatich	Director

/s/ JOHN F. SANDNER John F. Sandner	Director

/s/ TERRY L. SAVAGE Terry L. Savage	Director

/s/ WILLIAM R. SHEPARD William R. Shepard	Director

/s/ HOWARD J. SIEGEL Howard J. Siegel	Director

/s/ DAVID J. WESCOTT David J. Wescott	Director