Form 10-Q
period 2004-03-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2004-05-05
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of each of the registrant’s classes of common stock as of April 23, 2004 was as follows: 9,068,014 shares of Class A common stock, $0.01 par value; 5,869,066 shares of Class A common stock, Class A-1, $0.01 par value; 5,484,249 shares of Class A common stock, Class A-2, $0.01 par value; 6,444,334 shares of Class A common stock, Class A-3, $0.01 par value; 6,163,009 shares of Class A common stock, Class A-4, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you to not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are: economic, political and market conditions; changes in the level of trading activity, price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets; changes in domestic and foreign regulations; changes in government policy, including interest rate policy and policies relating to common or directed clearing; industry and customer consolidation; seasonality of the futures business; our ability to adjust our fixed costs and expenses if our revenues decline; our ability to efficiently and simultaneously operate both open outcry trading and electronic trade execution facilities; our ability to keep pace with rapid technological developments; our ability to accommodate increases in trading volume without failure or degradation of performance of our trading systems; increasing competition by foreign and domestic competitors, including new entrants into our markets; our ability to successfully implement our competitive initiatives; our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and our ability to maintain the competitiveness of our existing products and services; decreases in member trading and clearing activity; our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy; the ability of our joint venture, OneChicago, LLC, to obtain market acceptance of its products and achieve sufficient trading volume to operate profitably; the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others; and the continued availability of financial resources in the amounts and on the terms required to support our future business. For a detailed discussion of these and other factors that might affect our performance, see Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Chicago Mercantile Exchange GLOBEX® and SPAN® are our registered trademarks. E-mini™ is our service mark. e-miNYsm is a service mark of Chicago Mercantile Exchange Inc. and New York Mercantile Exchange, or NYMEX, pursuant to agreement. E-mini S&P 500®, S&P 500®, E-mini NASDAQ-100®, NASDAQ-100® and TRAKRSsm and other trade names, service marks, trademarks and registered trademarks that are not proprietary to us, are the property of their respective owners and used herein under license.

Item 1. Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$187,986	$185,124
Collateral from securities lending	1,295,706	1,004,400
Short-term investments of interest earning facilities	174,103	370,504
Marketable securities	272,163	256,538
Accounts receivable, net of allowance of $804 and $866	78,336	52,972
Other current assets	16,097	21,589
Cash performance bonds and security deposits	2,809,580	2,832,252

Total current assets	4,833,971	4,723,379
Property, net of accumulated depreciation and amortization	114,428	118,203
Other assets	34,792	31,054

Total Assets	$4,983,191	$4,872,636

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$13,394	$24,690
Payable under securities lending agreements	1,295,706	1,004,400
Payable to participants in interest earning facilities	174,103	370,504
Other current liabilities	66,215	56,129
Cash performance bonds and security deposits	2,809,580	2,832,252

Total current liabilities	4,358,998	4,287,975
Other liabilities	21,152	21,666

Total Liabilities	4,380,150	4,309,641

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 32,931,485 and 32,922,061 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	329	329
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	196,588	195,222
Unearned restricted stock compensation	(767)	(941)
Retained earnings	405,794	368,312
Accumulated net unrealized gains on securities	1,097	73

Total Shareholders’ Equity	603,041	562,995

Total Liabilities and Shareholders’ Equity	$4,983,191	$4,872,636

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues
Clearing and transaction fees	$122,952	$102,399
Clearing and transaction services	12,478	180
Quotation data fees	15,490	11,799
Access fees	3,990	3,722
Communication fees	2,498	2,416
Investment income	3,097	1,146
Securities lending interest income	3,457	2,857
Other	5,585	4,081

Total Revenues	169,547	128,600
Securities lending interest expense	(3,175)	(2,584)

Net Revenues	166,372	126,016

Expenses
Compensation and benefits	40,580	33,244
Occupancy	6,705	6,281
Professional fees, outside services and licenses	8,083	7,378
Communications and computer and software maintenance	12,249	12,117
Depreciation and amortization	12,795	13,211
Marketing, advertising and public relations	2,514	5,602
Other	6,034	4,429

Total Expenses	88,960	82,262

Income before income taxes	77,412	43,754
Income tax provision	(31,352)	(17,633)

Net Income	$46,060	$26,121

Earnings per Common Share:
Basic	$1.40	$0.80
Diluted	1.35	0.77
Weighted average number of common shares:
Basic	32,932,354	32,534,483
Diluted	34,046,784	33,863,591

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock	Class B Common Stock	Common Stock and Additional Paid-In Capital	Unearned Restricted Stock Compensation	Retained Earnings	Accumulated Net Unrealized Gains On Securities	Total Shareholders’ Equity
	Shares	Shares	Amount
Balance December 31, 2003	32,922,061	3,138	$195,551	$(941)	$368,312	$73	$562,995

Comprehensive income:
Net income					46,060		46,060
Change in net unrealized gain on securities, net of tax of $683						1,024	1,024

Total comprehensive income							47,084
Exercise of stock options	9,424		207				207
Tax benefit related to employee stock compensation			234				234
Quarterly cash dividends on common stock of $0.26 per share					(8,578)		(8,578)
Stock-based compensation			925				925
Amortization of unearned restricted stock compensation				174			174

Balance March 31, 2004	32,931,485	3,138	$196,917	$(767)	$405,794	$1,097	$603,041

Balance December 31, 2002	32,530,372	3,138	$179,994	$(665)	$266,810	$—	$446,139

Net income					26,121		26,121
Exercise of stock options	1,200		26				26
Cash dividends on common stock of $0.14 per share					(4,563)		(4,563)
Stock-based compensation			528				528
Amortization of unearned restricted stock compensation				100			100

Balance March 31, 2003	32,531,572	3,138	$180,548	$(565)	$288,368	$—	$468,351

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$46,060	$26,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,795	13,211
Stock-based compensation	1,099	628
Deferred income tax benefit	(92)	(3,225)
Loss on investment in joint venture	1,035	1,392
Amortization of purchased intangibles	37	—
Gain on disposal of fixed assets	(1)	(19)
Decrease in allowance for doubtful accounts	(62)	(59)
Increase in accounts receivable	(25,302)	(12,784)
Decrease in other current assets	5,492	284
Decrease (increase) in other assets	(638)	2,130
Decrease in accounts payable	(11,296)	(385)
Increase in other current liabilities	10,809	9,286
Increase (decrease) in other liabilities	(514)	1,350

Net Cash Provided by Operating Activities	39,422	37,930

Cash Flows from Investing Activities:
Purchases of property, net	(9,018)	(10,821)
Purchase of intangible assets	(4,765)	—
Capital contributions to joint venture	—	(3,413)
Purchases of marketable securities	(29,738)	—
Proceeds from sales and maturities of marketable securities	15,819	—

Net Cash Used in Investing Activities	(27,702)	(14,234)

Cash Flows from Financing Activities:
Payments on long-term debt	(487)	(1,465)
Cash dividends	(8,578)	(4,563)
Proceeds from exercised stock options	207	26

Net Cash Used in Financing Activities	(8,858)	(6,002)

Net increase in cash and cash equivalents	2,862	17,694
Cash and cash equivalents, beginning of period	185,124	339,260

Cash and cash equivalents, end of period	$187,986	$356,954

Supplemental Disclosure of Cash Flow Information:
Interest paid	$18	$121
Income taxes paid	2,068	1,238

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by Chicago Mercantile Exchange Holdings Inc. (CME Holdings) without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME Holdings as of March 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Exhibit 13.1 of the Chicago Mercantile Exchange Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2003. Quarterly results are not necessarily indicative of results for any subsequent period.

2. Performance Bonds and Security Deposits

Each firm that clears futures and options on futures contracts traded on Chicago Mercantile Exchange Inc. (CME or the exchange) is required to deposit and maintain specified performance bonds in the form of cash, funds deposited in the various Interest Earnings Facility (IEF) programs, U.S. Government and certain foreign government securities or bank letters of credit. These performance bonds are available only to meet the financial obligations of that clearing firm to the exchange. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Exhibit 13.1 to CME Holdings Annual Report on Form 10-K for the year ended December 31, 2003.

3. Guarantees

Interest Earning Facility. Clearing firms, at their option, may instruct CME to invest cash on deposit for performance bond purposes in a portfolio of securities that is part of the IEF program. The first IEF was organized in 1997 as two limited liability companies. Interest earned, net of expenses, is passed on to participating clearing firms. The principal of these first IEFs totaled $174.1 million at March 31, 2004 and is guaranteed by the exchange as long as clearing firms maintain investment balances in this portfolio. The investment portfolio of these facilities is managed by two of the exchange’s approved settlement banks and eligible investments include U.S. Treasury bills and notes, U.S. Treasury strips and reverse repurchase agreements. The maximum average portfolio maturity is 90 days, and the maximum maturity for an individual security is 13 months. If funds invested in the IEF are required to be liquidated due to a clearing firm redemption transaction and funds are not immediately available due to lack of liquidity in the investment portfolio, default of a repurchase counterparty, or loss in market value, CME guarantees the amount of invested funds. FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees of Indebtedness of Others,” requires that an entity (CME) issuing a guarantee recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. CME has evaluated its requirements under FIN No. 45 and concluded that no significant liability is required to be recorded.

Intellectual Property Indemnifications. Some agreements with customers accessing GLOBEX and utilizing our market data services and SPAN software contain indemnifications from intellectual property claims that may be made against them as a result of their use of these products. The potential future claims relating to these indemnifications cannot be estimated and, therefore, in accordance with FIN No. 45, no liability has been recorded.

4. Stock Options

In the first quarter of 2004, CME granted additional stock options totaling 18,200 shares to various employees under the Omnibus Stock Plan. The options vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. The options have a 10-year term with exercise prices ranging from $72.36 to $95.12, the market prices at the grant dates. In accordance with Statement of Financial Accounting Standards (SFAS) Statement No. 123 “Accounting for Stock-Based Compensation,” as amended, the fair value of the options granted to employees was $0.5 million, measured at the grant date using the Black-Scholes method of valuation. A risk-free rate of 3.35% was used over a period of six years with volatility factors ranging from 29.4% to 31.8% and a 1.1% dividend yield. This compensation expense will be recognized on an accelerated basis over the vesting period.

The following table summarizes stock option activity for the three months ended March 31, 2004:

	Number of Shares
	Class A	Class B
Balance at December 31, 2003	2,378,214	112
Granted	18,200	—
Exercised	(9,424)	—
Cancelled	(52,720)	—

Balance at March 31, 2004	2,334,270	112

Total stock options and the portion that were exercisable at March 31, 2004 were as follows:

		Total Options Outstanding	Exercisable Shares
Former CEO Option:
Tranche A:	Class A Shares	454,159	454,159
	Class B Shares	49	49
Tranche B:	Class A Shares	575,431	575,431
	Class B Shares	63	63
Employee Options:
Class A Shares		1,304,680	441,870

Total Stock Options		2,334,382	1,471,572

5. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options and restricted stock awards were exercised or converted into common stock. The dilutive effect of the option granted to the former CEO is calculated as if the entire option, including the Class A share and Class B share portions of the option, would be satisfied through the issuance of Class A shares. The diluted weighted average number of common shares outstanding at March 31, 2004, excludes the incremental effect related to 19,700 outstanding stock options that would be anti-dilutive.

	Three Months Ended March 31
	2004	2003
	(in thousands, except share and per share data)
Net income	$46,060	$26,121

Weighted Average Number of Common Shares:
Basic	32,932,354	32,534,483
Effect of stock options	1,079,150	1,286,684
Effect of restricted stock grants	35,280	42,424

Diluted	34,046,784	33,863,591

Earnings per Share:
Basic	$1.40	$0.80
Diluted	1.35	0.77

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Overview

Our operations for the three months ended March 31, 2004 resulted in net income of $46.1 million compared to net income of $26.1 million for the three months ended March 31, 2003. The increase in net income resulted primarily from a 32.0% increase in net revenues that was only partially offset by an 8.1% increase in operating expenses. The increase in net revenues was driven by a 20.1% increase in clearing and transaction fees attributed to a 24.8% increase in total trading volume during the first quarter of 2004 when compared to the first quarter of 2003, as well as an incremental $12.3 million of revenue resulting from clearing and transaction processing services provided to the Chicago Board of Trade (CBOT). Contributing to the $6.7 million overall increase in expenses was $7.3 million related to compensation and benefits as well as a $1.6 million increase in the other expense category. This was partially offset by a $3.1 million reduction in advertising expenses in the first quarter of 2004 as a result of the brand advertising campaign in the first quarter of 2003 for which there was no similar expense in the first quarter of 2004.

Trading volume for the three months ended March 31, 2004 totaled 182.7 million contracts, representing an average daily trading volume of 2.9 million contracts. This was a 24.8% increase over the 146.4 million contracts traded during the same period in 2003 that represented an average daily trading volume of 2.4 million contracts. Average daily volume for the month of March 2004 was 3.1 million contracts per day, the highest average daily volume in any month in CME history. In addition, 51.0% of our trading volume in March 2004 was generated on GLOBEX, our electronic trading platform, the highest percentage of trading volume on GLOBEX in our history.

Revenues

Total revenues increased $40.9 million, or 31.8%, from $128.6 million for the three months ended March 31, 2003 to $169.5 million for the three months ended March 31, 2004. Net revenues increased $40.4 million, or 32.0%, from the first quarter of 2003 to the same time period in 2004. The increase in revenues was attributable primarily to a 22.7% increase in average daily trading volume in the three months ended March 31, 2004 when compared to the three months ended March 31, 2003. In the first quarter of 2004, GLOBEX volume represented 49.6% of total trading volume, or nearly 1.5 million contracts per day, a 37.5% increase over the same period in 2003. The increase in electronic trading volume was primarily the result of interest rate and foreign currency trading volume growth. Increased trading volume levels resulted from: GLOBEX system enhancements improving speed, reliability and distribution; continued volatility in currencies; interest rate volatility driven by anticipation of interest rate movement by the U.S. Federal Reserve Board; geopolitical and economic uncertainty; increased customer demand for the liquidity provided by our markets; product offerings that allowed customers to manage their risks; and the introduction of incentive programs to enhance liquidity on GLOBEX and attract new customers. The additional clearing and transaction fees resulting from the increased trading volume were augmented by fees for clearing and transaction processing services provided to the CBOT for all of their products as of January 2, 2004, increased revenue from quotation data fees, additional interest income, increased fees for managing our IEF programs and greater trading revenue from GFX, our wholly owned subsidiary that utilizes GLOBEX to provide liquidity in foreign exchange and Eurodollar futures contracts.

Clearing and Transaction Fees. Clearing and transaction fees, which include clearing fees, GLOBEX electronic trading fees and other volume-related charges, increased $20.6 million, or 20.0%, from $102.4 million for the three months ended March 31, 2003 to $123.0 million for the three months ended March 31, 2004. A significant portion of the increase was attributable to the 22.7% increase in average daily trading volume. In addition to the increase in trading volume, there was an increase in the percentage of trading volume executed through GLOBEX, for which additional fees are assessed. In the first quarter of 2004, GLOBEX average daily trading volume was nearly 1.5 million contracts, or 49.6% of total trading volume compared to nearly 1.1 million, or 44.3% during the same period in 2003. All of our product areas, with the exception of commodity products, experienced growth in GLOBEX volume during the three months ended March 31, 2004 when compared to the three months ended March 31, 2003. The volume percentage increase was higher than the increase in transaction fees due to a lower average rate, or revenue, per contract for the first quarter 2004 when compared to the same period in 2003.

The average rate, or revenue, per contract decreased from $0.699 for the three months ended March 31, 2003 to $0.673 for the same period in 2004. The average rate per contract decreased primarily due to increased volume of our TRAKRS contracts. The average rate per TRAKRS contract increased to $0.028 in the first quarter of 2004 from $0.012 for the same period in 2003 due primarily to $0.1 million of fee adjustments related to prior periods. If volume and fees for TRAKRS were excluded, our average rate per contract would have increased by approximately $0.026 to $0.699 for the three months ended March 31, 2004 and by $0.005 to $0.704 for the same period in 2003. The average rate per contract in the first quarter of 2004 was further reduced as a result of the decrease in the percentage of trades, excluding TRAKRS contracts, executed by non-member customers from 22% for the first quarter of 2003 to 21% for the first quarter of 2004. We believe our lower fee structure for members has resulted in the acquisition of trading rights by parties intending to trade significant volumes on our exchange, creating an increase in member volume. In addition, there was a shift in the product mix to our lowest priced product, Eurodollars, from products that generate more revenue per contract. Partially offsetting these decreases was the change that was effective March 1, 2003 to our tiered pricing structure for Eurodollar products. The thresholds for obtaining the tiered pricing discounts were increased and the amount of the discount was decreased. As a result, the average rate per contract during the first quarter of 2004 was approximately $0.006 greater than if the tiered pricing had remained unchanged. In addition, the expiration of the Eurodollar back month incentive program that was in effect from March 1, 2003 to December 31, 2003 resulted in an increase to the average rate per contract of approximately $0.002 for the three months ended March 31, 2004 when compared to the same period in 2003.

The following table shows the average daily trading volume in our four product areas, the percentage of total volume that was traded electronically through GLOBEX, and total clearing and transaction fee revenues expressed in dollars and as an average rate per contract:

	Three Months Ended March 31,		Percentage Increase
Product Area	2004	2003
Interest Rate	1,417,965	1,121,236	26.5%
Equity	1,302,840	1,118,142	16.5
Foreign Exchange	188,229	126,535	48.8
Commodity	37,591	34,706	8.3

Total Volume	2,946,625	2,400,619	22.7

GLOBEX Volume	1,461,543	1,062,880	37.5
GLOBEX Volume as a Percent of Total Volume	49.6%	44.3%
Clearing and Transaction Fee Revenues (in thousands)	$122,952	$102,399
Average Rate per Contract	$0.673	$0.699

We experienced an increase in our interest rate volume in the first quarter of 2004 when compared to the first quarter of 2003. In 2004, there was uncertainty related to interest rate levels that was not evident in the first quarter of 2003, which contributed to higher volume levels in the three months ended March 31, 2004. In addition, significant fee reductions for customers, market makers and increased usage of hand held trading units on our trading floor contributed to an increase in Eurodollar GLOBEX volume. In the first quarter of 2004, 11.0% of our interest rate volume was conducted on GLOBEX compared to 3.0% during the same period in 2003. Our equity product volume was influenced by increased distribution to customers through GLOBEX. The volatility in U.S. equity markets in the first quarter of 2003 was not as evident during the first quarter of 2004. However, despite the lack of volatility, our equity product volume grew 16.5% during the first quarter of 2004 when compared to the first quarter of 2003 and 7.9% during the same period when excluding TRAKRS products. Our foreign exchange volume has benefited from increased volatility as well as improvements to GLOBEX. In the first quarter of 2004, 60.2% of our foreign exchange volume was conducted through GLOBEX compared to 35.6% during the same period in 2003. In addition, our central counterparty clearing makes our foreign exchange products increasingly attractive to large banks and investment banks. Price levels and volatility patterns contributed to the increase in volume in our commodity products during the first quarter of 2004 when compared to the first quarter of 2003.

During the first quarter of 2004, we introduced pricing incentive programs to further develop our customer base in North America and Asia:

•	Effective April 19, we introduced a new Electronic Corporate Membership Program to offer a flexible, cost-effective alternative for electronic proprietary trading groups and trading arcades that are not eligible for existing membership categories and fee incentives. Program participants will be eligible for special GLOBEX transaction and clearing fee rates of 44 cents per side for all CME interest rate, commodity, foreign exchange and E-mini stock index products. Applicable membership requirements will be waived through October 2005. CME members who have held trading privileges during the last two years are not eligible for the new program.

•	Additionally, on March 1 we launched a new 18-month Asian Incentive Program for hedge funds and banks located in the Pacific Rim. These organizations represent another potential high-growth customer segment for the exchange. Applicable membership requirements will be waived throughout the term of the program and program participants will be eligible for reduced GLOBEX transaction and clearing fees.

Also, during the first quarter of 2004 we introduced three programs to encourage trading of Eurodollar contracts on GLOBEX:

•	As of February 18, 2004, we reduced GLOBEX fees for customers to $0.55 from $0.80 per side.

•	Effective March 1, 2004, we expanded the GLOBEX market maker program in our electronic Eurodollar futures market by increasing the number of market makers allowed in the program from 6 to 15 and by extending the program to include CME’s regular trading hours session from 7:20 a.m. to 2:00 p.m. (CST). Qualified participants in the expanded market maker program will have all GLOBEX fees waived. In addition, the program allows non-member proprietary trading groups or arcades to participate at a discounted rate for all Eurodollar futures trades.

•	Also, from March 1, 2004 through the remainder of the year, we are waiving transaction fees for traders who trade more the 1,000 Eurodollar contracts per day using our handheld trading devices.

On May 1, 2004, we will launch the following programs related to foreign currency products:

•	A 12-month GLOBEX fee incentive program designed to encourage equity member firms to increase their proprietary non-automated trading volume. The minimum volume threshold is 150,000 sides per month. The new volume discounts will apply to both GLOBEX and clearing fees. The first 150,000 sides traded in a month will be charged $0.20 per side. All trades in excess of 150,000 sides per month will be charged $0.10 per side.

•	An incentive pricing program designed to attract increased electronic trading of foreign exchange contracts by certain members, such as fund managers, by making fees more competitive with alternative trading venues. The GLOBEX trading fees will be lowered for these members to $0.44 from $0.70 per side.

•	A non-member electronic automated market maker incentive program designed to attract automated trading systems presently quoting over-the-counter foreign currency trading platforms. The fees will be tiered based on reaching certain volume thresholds.

A substantial portion of our clearing and transaction fees, as well as telecommunications fees and various service charges included in other revenues, are billed to the clearing firms of the exchange. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of the customers of the various clearing firms. We currently have nearly 65 clearing firms. For the three months ended March 31, 2004, one firm, with a significant portion of customer revenue, represented approximately 11% of our net revenues. Should a clearing firm withdraw from the exchange, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenues received from any particular clearing firm.

Clearing and Transaction Services. Clearing and transaction services increased $12.3 million from $0.2 million for the three months ended March 31, 2003 to $12.5 million for the three months ended March 31, 2004. The increase was a result of providing clearing and transaction processing services to the CBOT. We began providing clearing services for some CBOT products on November 24, 2003 and, as of January 2, 2004, we began clearing all of CBOT’s products. We cleared 136.6 million matched contracts for the CBOT during the three months ended March 31, 2004. For the three months ended March 31, 2003 and 2004, we earned $0.2 million related to NYMEX transaction processing.

Quotation Data Fees. Quotation data fees increased $3.7 million, or 31.3%, from $11.8 million for the three months ended March 31, 2003 to $15.5 million for the three months ended March 31, 2004. The increase resulted primarily from the change to our fee structure that was implemented on January 1, 2004. At that time, we modified our market data pricing to a flat fee structure. Users of the professional service are now charged $30 per month for each market data screen or device. During the three months ended March 31, 2003, users of the professional service were charged $60 per month for the first screen at each location and $12 per month for each additional screen at the same location. At the end of the first quarter of 2004, there were approximately 63,000 subscribers to our market data and the data was accessible from approximately 175,000 screens and included approximately 32,000 subscribers to our lower-priced non-professional service. This represented a decrease of approximately 3,000 screens displaying our data from March 31, 2003, when the total was approximately 178,000 screens. While the number of subscribers has increased from approximately 55,000 at March 31, 2003, the increase occurred in our lower-priced non-professional E-mini market data service. The change in the number of subscribers, screens and locations from the first quarter of 2003 to the first quarter of 2004 is consistent with the trend experienced over the course of 2003.

For the three months ended March 31, 2004, the two largest resellers of our market data represented nearly 50% of our quotation data fees revenue. Should one of these vendors no longer subscribe to our market data, we believe the majority of that firm’s customers would likely subscribe to our market data through another reseller. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from any particular market data reseller.

Access Fees. Access fees increased $0.3 million, or 7.2%, from $3.7 million for the three months ended March 31, 2003 to $4.0 million for the three months ended March 31, 2004. This increase resulted primarily from an increase in the number of GLOBEX users during the first quarter of 2004, particularly those accessing GLOBEX through our T1 connection.

Communication Fees. Communication fees were relatively constant at $2.4 million for the three months ended March 31, 2003 and $2.5 million for the three months ended March 31, 2004. The number of individuals and firms utilizing our communications services and the associated rates have been relatively constant from the first quarter of 2003 to the first quarter of 2004.

Investment Income. Investment income increased $2.0 million, or 170.2%, from $1.1 million for the three months ended March 31, 2003 to $3.1 million for the three months ended March 31, 2004. This increase resulted primarily from an increase of approximately $0.5 million in interest income as a result of increased balances in short-term investments of available funds and cash performance bonds and security deposits. In addition, the average rate earned on all investments improved to approximately 1.4% in the first quarter of 2004 compared to approximately 1.2% during the same time period in 2003, representing an increase in investment income of approximately $0.3 million. Another component of the increase in investment income was the $0.5 million increase in the investment results of our non-qualified deferred compensation plan that is included in investment income but does not affect our net income, as there is an equal increase in our compensation and benefits expense. Finally, as a result of the issuance of FIN No. 46 by the FASB in January 2003, the first IEFs that we initiated in 1997 have been determined to be variable interest entities and have been included in our consolidated financial statements beginning with the third quarter of 2003. While this consolidation has no effect on our net income, investment income for the three months ended March 31, 2004 includes $0.6 million of interest income from the first IEFs with a similar increase in our expenses to reflect fees paid for managing these IEFs and the distribution of these IEF earnings to the participants. There was no similar investment income in the first quarter of 2003.

Securities Lending Interest Income and Expense. Securities lending interest income increased $0.6 million, or 21.0%, from $2.9 million for the three months ended March 31, 2003 to $3.5 million for the three months ended March 31, 2004. The average balance of proceeds from securities lending activity was $842.3 million for the three months ended March 31, 2003 and $629.2 million for the three months ended March 31, 2004. Securities lending interest expense increased $0.6 million, or 22.9%, from $2.6 million for the three months ended March 31, 2003 to $3.2 million for the three months ended March 31, 2004. This expense is an integral part of our securities lending program and is required to engage in securities lending transactions. Therefore, this expense is presented in the consolidated statements of income as a reduction of total revenues. The net revenue from securities lending represented a return of 0.18% on the average daily balance in the first quarter of 2004 compared to 0.13% in the first quarter of 2003.

Other Revenue. Other revenue increased $1.5 million, or 36.9%, from $4.1 million for the three months ended March 31, 2003 to $5.6 million for the three months ended March 31, 2004. This increase is attributed primarily to a $0.7 million increase in the trading revenue generated by GFX, a $0.4 million decrease in our share of the OneChicago net loss and a $0.3 million increase in fees associated with managing our IEF programs.

Expenses

Total operating expenses increased $6.7 million, or 8.1%, from $82.3 million for the three months ended March 31, 2003 to $89.0 million for the three months ended March 31, 2004. This increase was primarily attributable to increases in compensation and benefits as well as other expenses that was partially offset by a reduction in marketing and advertising expenses.

Compensation and Benefits Expense. Compensation and benefits expense increased $7.3 million, or 22.1%, from $33.2 million for the three months ended March 31, 2003 to $40.6 million for the three months ended March 31, 2004. There were three significant components to this increase. First, as a result of our improved operating results, the bonus expense for the first quarter of 2004, as accrued under the provisions of our annual incentive plan, increased $3.0 million when compared to the same period in 2003. Second, the average number of employees increased approximately 6%, or by 71 employees, from the first quarter of 2003 to the first quarter of 2004. We had 1,238 employees at March 31, 2004. This increased headcount resulted in additional compensation and benefits expense of approximately $1.9 million. Third, compensation and benefits expense increased from the first quarter of 2003 to the first quarter of 2004 by approximately $2.0 million as a result of annual salary increases and related increases in employer taxes, pension and benefits. Less significant contributors to the expense increase included the $0.5 million increase in the earnings of the deferred compensation plan which resulted in increased compensation and benefits expense for the first three months of 2004 and a $0.5 million increase in stock-based compensation.

Occupancy Expense. Occupancy expense increased $0.4 million, or 6.8%, from $6.3 million for the three months ended March 31, 2003 to $6.7 million for the three months ended March 31, 2004. The impact of additional space we lease at our main location resulted in greater rent and operating expenses.

Professional Fees, Outside Services and Licenses Expense. Professional fees, outside services and licenses expense increased $0.7 million, or 9.6%, from $7.4 million for the three months ended March 31, 2003 to $8.1 million for the three months ended March 31, 2004. License fees relating to our equity products increased $0.4 million from the first quarter of 2003 to the first quarter of 2004 as a result of increased trading volume in these products. In addition, we experienced a $0.7 million increase in other professional fees related primarily to product development, security and director nominee recruiting efforts. Partially offsetting these increases was a $0.4 million decrease in legal fees. In the first quarter of 2003, we incurred legal fees related to the secondary offering completed in the second quarter of 2003. There was no similar expense in the first quarter of 2004.

Communications and Computer and Software Maintenance Expense. Communications and computer and software maintenance expense increased $0.1 million, or 1.1%, from $12.1 million for the three months ended March 31, 2003 to $12.2 million for the three months ended March 31, 2004. This expense is affected primarily by growth in electronic trading. In the first quarter of 2004, we experienced greater communications expense that included a $0.3 million increase for connections to GLOBEX in addition to the impact of a $0.5 million refund from our telecommunications provider in March 2003 as a result of a billing error that related to a prior period. There was no similar refund in the first quarter of 2004. The increase in GLOBEX communication expenses was offset by a decrease in other communication expenses as a result of network consolidation and cost reduction efforts. Our computer and software maintenance costs are driven by the number of transactions processed, not the volume of contracts traded. We processed nearly 85% of total transactions electronically in the first quarter of 2004 compared to nearly 80% in the first quarter of 2003, which represented approximately 50% and 45%, respectively, of total contracts traded. As a result, our expenses for software, software maintenance and hardware maintenance increased $0.3 million from the first quarter of 2003 to the first quarter of 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.4 million, or 3.1%, from $13.2 million for the three months ended March 31, 2003 to $12.8 million for the three months ended March 31, 2004. The decrease was primarily a result of a $3.6 million reduction related to assets that became fully depreciated after March 31, 2003, as well as asset retirements recorded in December 2003. This decrease was partially offset by $3.2 million of depreciation on asset additions for the twelve months ended March 31, 2004. Capital expenditures totaled $63.0 million for the twelve months ended December 31, 2003, with technology-related purchases representing approximately 76% of total purchases, and totaled $9.0 million for the first quarter of 2004.

Marketing, Advertising and Public Relations Expense. Marketing, advertising and public relations expense decreased $3.1 million, from $5.6 million for the three months ended March 31, 2003 to $2.5 million for the three months ended March 31, 2004. In the first quarter of 2003, we incurred $5.1 million of expense associated with our brand advertising campaign. There was no similar expense in the first quarter of 2004. Partially offsetting this decreased brand advertising expense was an increase in product advertising and other marketing-related efforts in the first quarter of 2004.

Other Expense. Other expense increased $1.6 million, or 36.2%, from $4.4 million for the three months ended March 31, 2003 to $6.0 million for the three months ended March 31, 2004. The primary factor in this increase was a $0.5 million expense related to the consolidation of the first IEF program that resulted from the adoption of FIN No. 46 in the third quarter of 2003. This expense represents the distribution of the net earnings of these IEFs to the participants in the program. In addition, we experienced a $0.3 million increase in currency delivery fees resulting from increased currency delivery revenue, a $0.2 million increase in bank fees as well as increases in other general administrative expenses.

Income Tax Provision

We recorded a tax provision of $31.4 million for the three months ended March 31, 2004 compared to $17.6 million for the same period in 2003. The effective tax rate was 40.5% for the first quarter of 2004, compared to 40.3% for the first quarter of 2003.

Liquidity and Capital Resources

Liquidity and Cash Management. Cash and cash equivalents increased $2.9 million during the three months ended March 31, 2004, totaling $188.0 million at March 31, 2004 compared to $185.1 million at December 31, 2003. The increase resulted primarily from cash provided by operations of $39.4 million that was substantially offset by purchases of marketable securities, net of sales and maturities, of $13.9 million; $9.0 million of property purchased, net of trade-in allowances; and our regular quarterly dividend payment that totaled $8.6 million. The balance retained in cash and cash equivalents was a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices and any dividends that we pay.

Current assets readily convertible into cash include accounts receivable and marketable securities. When combined with cash and cash equivalents, these assets represented 76.5% of our total assets at March 31, 2004, excluding cash performance bonds and security deposits, collateral from securities lending activities and IEF balances, compared to 74.4% at December 31, 2003. The increase from year-end 2003 to March 31, 2004 resulted primarily from cash generated by operations during the first three months of 2004 that was partially offset by additions to capital assets and a dividend payment. Cash performance bonds and security deposits, as well as collateral from securities lending activities and IEF balances, are excluded from total assets and total liabilities for purposes of this comparison as these balances may vary significantly over time and there are equal and offsetting current liabilities that correspond to these current assets.

Included in other assets are deferred tax assets of $13.8 million and $14.0 million at March 31, 2004 and December 31, 2003, respectively. These deferred tax assets result primarily from depreciation, stock-based compensation and deferred compensation. There is no valuation reserve for these assets as we expect to fully realize their value in the future based on our expectation of future taxable income.

Historically, we have met our funding requirements from operations. If operations do not provide sufficient funds to complete capital expenditures, short-term investments or marketable securities can be reduced to provide the needed funds, or assets can be acquired through capital leases.

Sources and Uses of Cash. Net cash provided by operating activities was $39.4 million for the three months ended March 31, 2004 and $37.9 million for the same period in 2003. While net income increased from period to period by $20.0 million, the cash provided by operations showed a more modest increase primarily as a result of an increase in accounts receivable and a decrease in accounts payable during the first quarter of 2004. Accounts receivable at the end of any period results primarily from the clearing and transaction fees billed in the last month of the reporting period. Clearing and transaction fees were $9.1 million greater in March 2004 than in March 2003. Additional receivables also existed at March 31, 2004 as a result of the clearing services we provided to the CBOT that were fully implemented on

January 2, 2004. There was no similar receivable at March 31, 2003. We experienced a decrease in accounts payable of $11.3 million during the three month period ended March 31, 2004 compared to a decrease of $0.4 million for the same period in 2003. This change was driven primarily by the change in payables for membership sales in the respective periods as well as a decrease in trade accounts payable. The payable for membership sales arises when funds are deposited to purchase trading rights and the payment of funds to complete the transfer has not yet occurred.

Cash used in investing activities was $27.7 million for the three months ended March 31, 2004 compared to $14.2 million for the three months ended March 31, 2003. The increase of $13.5 million is primarily due to the $13.9 million of purchases of marketable securities in excess of the cash provided by the sale of marketable securities in 2004 as a result of the change in our investment policy that we began to implement in the third quarter of 2003. There were no similar purchases in the same period of 2003. The intellectual property and operating assets of Liquidity Direct Technology, LLC were acquired for $5.3 million, of which $4.8 million represented intangible assets and $0.5 million related to software that is reflected as part of the purchases of property. While no additional contributions to OneChicago were made in the first three months of 2004, additional investments of $3.4 million were made in the first three months of 2003. Cash used to acquire and develop capital assets decreased $1.8 million, from $10.8 million for the first three months of 2003 to $9.0 million for the same period in 2004. For the year 2004, we anticipate capital expenditures will total $60 to $70 million.

Cash used in financing activities was $8.9 million for the three months ended March 31, 2004 compared to $6.0 million for the same period in 2003. The increase resulted primarily from the payment of the regular quarterly dividend that totaled $8.6 million in the first quarter of 2004 compared to $4.6 million in the first quarter of 2003. The increased dividend resulted primarily from our improved cash earnings, the measurement that is used to determine the amount of the dividend, and the increase in our annual dividend target from 20% of the prior year’s cash earnings to 30% of the prior year’s cash earnings that was effective with the dividend payment in the fourth quarter of 2003. In addition, cash used in financing activities for both periods included regularly scheduled payments on long-term debt related to our capital lease obligations.

Debt Instruments. As of March 31, 2004, we were contingently liable on irrevocable letters of credit totaling $50.0 million in connection with our mutual offset system with The Singapore Derivatives Exchange Ltd.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents interest rate risk relating to the marketable securities that are available for sale, as well as derivatives trading risk associated with GFX. With respect to interest rate risk, a change in market interest rates would impact interest income from temporary cash investments, cash performance bonds and security deposits, variable rate marketable securities and new purchases of marketable securities. Changes in market interest rates also would have an effect on the fair value of any marketable securities owned. In the third quarter of 2003, we implemented a change to our investment policy that expands our investment choices and extends the maturity of our investments relative to the investment policy that had been in effect since the third quarter of 2002. Investment choices have been expanded to include primarily U.S. Treasury and agency securities and other securities escrowed by U.S. Treasury securities. Pursuant to this new policy, maturities may now extend to a maximum of 60 months and we plan to hold these investments to maturity.

Our previous investment policy, which became effective in the third quarter of 2002 and was in effect until we began to implement our new investment policy, required that we invest only in cash equivalents composed primarily of institutional money market mutual funds and obligations of the U.S. Government and its agencies with maturities of seven days or less.

Interest Rate Risk. Interest income from marketable securities, short-term cash investments and cash performance bonds and security deposits was $2.2 million in the first quarter of 2004 and $1.4 million in the first quarter of 2003. Our marketable securities experienced net unrealized gains of $1.7 million during the three month period ended March 31, 2004. There were no realized or unrealized gains during the same period of 2003. At March 31, 2004, we owned marketable securities with a fair value of $272.2 million. Contractual maturities and interest coupon rates for fixed rate marketable securities at March 31, 2004 were as follows (dollars in thousands):

Year	Principal Amount	Weighted Average Interest Rate
2004	$49,421	2.97%
2005	67,162	2.65
2006	65,271	3.95
2007	64,442	4.30
2008	16,562	3.01

Total	$262,858	3.50%
Fair Value	$272,163

Under the investment policy that we began to implement in the third quarter of 2003 and for the investment policy in effect prior to the third quarter of 2002, we monitor interest rate risk by completing regular reviews of our marketable securities portfolio and its sensitivity to changes in the general level of interest rates, commonly referred to as a portfolio’s duration. We control the duration of the portfolio primarily through the purchase of individual marketable securities having a duration consistent with our overall investment policy. In addition, we will generally hold marketable securities to maturity, which will act as a further mitigating factor with respect to interest rate risk.

Derivatives Trading Risk. GFX engages in the trading of our foreign exchange and Eurodollar futures contracts on GLOBEX to promote liquidity in our products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit market risk. Since these offsetting transactions occur subsequent to the initial trades, intra-day positions, subject to our established trading limits, will exist until the offsetting transaction is completed. This risk will be offset before the end of any trading day. Net position limits equal to $2.0 million of notional value have been established for each trader, representing a maximum exposure at any time of $8.0 million in aggregate notional value. In addition to this trading risk, there is a potential impact on earnings from a change in foreign exchange rates. However, this risk would not be significant.

At March 31, 2004, GFX held futures positions with a notional value of $99.0 million, offset by a similar amount of spot foreign exchange positions. The notional value of futures positions at March 31, 2003 totaled $64.1 million. All positions are marked-to-market through a charge or credit to other revenue on a daily basis. Net trading gains were $2.1 million for the three months ended March 31, 2004 and $1.4 million for the three months ended 2003.

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(c) A special meeting of the holders of the Class B common stock of Chicago Mercantile Exchange Holdings Inc. was held on March 16, 2004. At the special meeting the following proposal was approved by the Class B shareholders:

To give the Board of Directors the authority, but not the obligation, to transition trading in an orderly fashion in the first and second near-by quarterly expiration Eurodollar futures contract months to our GLOBEX electronic trading system as follows:

(1) in the first near-by quarterly expiration Eurodollar futures contract month, if trading volume on GLOBEX in the first near-by quarterly expiration Eurodollar futures contract during regular trading hours, RTH:

(ii)	is less than 25 percent of total RTH trading volume in that contract month for the five trading days beginning April 26, 2004 and ending on, and including, April 30, 2004; or

(ii)	for the period subsequent to April 30, 2004, is less than 25 percent of total RTH trading volume in that contract month during three consecutive five day trading periods, as measured on the last full day of each trading week (in each case including the last day of the week); and

(2) in the second near-by quarterly expiration Eurodollar futures contract month, if trading volume on GLOBEX in the second near-by quarterly expiration Eurodollar futures contract during RTH:

(ii)	is less than 20 percent of total RTH trading volume in that contract month for the five trading days beginning April 26, 2004 and ending on, and including, April 30, 2004; or

(ii)	for the period subsequent to April 30, 2004, is less than 20 percent of total RTH trading volume in that contract month during three consecutive five day trading periods, as measured on the last full day of each trading week (in each case including the last day of the week).

Total RTH trading volume in the applicable contract month will be calculated as open outcry pit trading plus GLOBEX, excluding any pack, bundle or spread that includes any contract other than the two near-by contract months. In addition, with respect to the second near-by quarterly expiration Eurodollar futures contract month, we will suspend the calculation for the four weeks immediately following the expiration of the near-by futures contract.

The results of the vote were as follows:

Votes For	Votes Against	Abstentions
3,196.36	652.12	36.32

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	*	Amendment to Clearing Services Agreement, dated as of March 1, 2004, by and between Chicago Mercantile Exchange Inc. and The Board of Trade of the City of Chicago, Inc.

10.2	**	Employment Agreement, dated as of March 1, 2004, by and between Chicago Mercantile Exchange Inc. and Scott Robinson.

31.1		Section 302 Certification—Craig S. Donohue, Chief Executive Officer.

31.2		Section 302 Certification—David G. Gomach, Managing Director and Chief Financial Officer.

32.1		Section 906 Certification.

99.1		Certain Factors That May Affect Our Business.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.
**	Management contract.

(b)	Reports on Form 8-K:

On January 12, 2004, Chicago Mercantile Exchange Holdings Inc. filed a Current Report on Form 8-K reporting under Item 5 that it had issued a press release regarding the acquisition of the assets of Liquidity Direct Technology, LLC.

On February 3, 2004, Chicago Mercantile Exchange Holdings Inc. furnished a Current Report on Form 8-K reporting under Item 12 that it had issued a press release reporting its financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE
HOLDINGS INC.
(Registrant)

Dated: May 5, 2004	By:	/s/ David G. Gomach
	Name:	David G. Gomach
	Title:	Managing Director and Chief Financial Officer