Form 10-Q
period 2004-06-30
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2004-08-06
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 30, 2004 was as follows: 33,978,132 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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

Item 1. Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$222,344	$185,124
Collateral from securities lending	739,595	1,004,400
Short-term investments of interest earning facilities	185,956	370,504
Marketable securities	266,706	256,538
Accounts receivable, net of allowance of $971 and $866	81,648	52,972
Other current assets	51,753	21,589
Cash performance bonds and security deposits	2,028,056	2,832,252

Total current assets	3,576,058	4,723,379
Property, net of accumulated depreciation and amortization	123,892	118,203
Other assets	33,417	31,054

Total Assets	$3,733,367	$4,872,636

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$17,246	$24,690
Payable under securities lending agreements	739,595	1,004,400
Payable to participants in interest earning facilities	185,956	370,504
Other current liabilities	49,601	56,129
Cash performance bonds and security deposits	2,028,056	2,832,252

Total current liabilities	3,020,454	4,287,975
Other liabilities	20,274	21,666

Total Liabilities	3,040,728	4,309,641

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 33,912,820 and 32,922,061 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	339	329
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	242,684	195,222
Unearned restricted stock compensation	(2,295)	(941)
Retained earnings	454,276	368,312
Accumulated net unrealized gains (losses) on marketable securities	(2,365)	73

Total Shareholders’ Equity	692,639	562,995

Total Liabilities and Shareholders’ Equity	$3,733,367	$4,872,636

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenues
Clearing and transaction fees	$265,826	$218,207	$142,874	$115,808
Clearing and transaction services	26,651	360	14,173	180
Quotation data fees	30,286	25,369	14,796	13,570
Access fees	7,969	7,605	3,979	3,883
Communication fees	5,056	4,828	2,558	2,412
Investment income	5,865	3,310	2,768	2,164
Securities lending interest income	7,400	4,886	3,943	2,029
Other	11,026	8,330	5,441	4,249

Total Revenues	360,079	272,895	190,532	144,295
Securities lending interest expense	(6,706)	(4,488)	(3,531)	(1,904)

Net Revenues	353,373	268,407	187,001	142,391

Expenses
Compensation and benefits	81,210	71,214	40,630	37,970
Occupancy	13,528	12,575	6,823	6,294
Professional fees, outside services and licenses	16,930	14,939	8,847	7,561
Communications and computer and software maintenance	24,915	23,299	12,666	11,182
Depreciation and amortization	25,911	26,532	13,116	13,321
Marketing, advertising and public relations	4,981	7,136	2,467	1,534
Other	12,212	9,588	6,178	5,159

Total Expenses	179,687	165,283	90,727	83,021

Income before income taxes	173,686	103,124	96,274	59,370
Income tax provision	(70,343)	(41,990)	(38,991)	(24,357)

Net Income	$103,343	$61,134	$57,283	$35,013

Earnings per Common Share:
Basic	$3.12	$1.88	$1.72	$1.07
Diluted	3.02	1.81	1.66	1.03
Weighted average number of common shares:
Basic	33,093,055	32,579,249	33,253,756	32,624,015
Diluted	34,247,521	33,865,296	34,448,257	33,867,000

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock	Class B Common Stock	Common Stock and Additional Paid-In Capital	Unearned Restricted Stock Compensation	Retained Earnings	Accumulated Net Unrealized Gains (Losses) On Marketable Securities	Total Shareholders’ Equity
	Shares	Shares	Amount
Balance December 31, 2003	32,922,061	3,138	$195,551	$(941)	$368,312	$73	$562,995
Comprehensive income:
Net income					103,343		103,343
Change in net unrealized gain (loss) on securities, net of tax of $1,625						(2,438)	(2,438)

Total comprehensive income							100,905
Exercise of stock options	968,319		1,146				1,146
Tax benefit related to employee stock compensation			42,298				42,298
Quarterly cash dividends on common stock of $0.26 per share					(17,379)		(17,379)
Vesting of issued restricted Class A common stock	22,440
Stock-based compensation			2,314				2,314
Forfeited restricted stock			(86)	86			—
Grant of 15,800 shares of restricted Class A common stock			1,800	(1,800)			—
Amortization of unearned restricted stock compensation				360			360

Balance June 30, 2004	33,912,820	3,138	$243,023	$(2,295)	$454,276	$(2,365)	$692,639

Balance December 31, 2002	32,530,372	3,138	$179,994	$(665)	$266,810	$—	$446,139
Net income					61,134		61,134
Exercise of stock options	157,903		3,224				3,224
Tax benefit related to employee stock compensation			2,205				2,205
Quarterly cash dividends on common stock of $0.14 per share					(9,122)		(9,122)
Vesting of issued restricted Class A common stock	20,600
Stock-based compensation			1,215				1,215
Grant of 12,800 shares of restricted Class A common stock			807	(807)			—
Amortization of unearned restricted stock compensation				238			238

Balance June 30, 2003	32,708,875	3,138	$187,445	$(1,234)	$318,822	$—	$505,033

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$103,343	$61,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,911	26,532
Stock-based compensation	2,674	1,453
Deferred income tax liability (benefit)	2,762	(4,791)
Loss on investment in joint venture	1,892	2,434
Tax benefit related to employee stock compensation	42,298	2,205
Amortization of purchased intangibles	75	—
Amortization of purchased premiums on investments in debt securities	1,795	—
Loss on disposal of fixed assets	172	927
Increase (decrease) in allowance for doubtful accounts	105	(42)
Increase in accounts receivable	(28,781)	(18,408)
Decrease (increase) in other current assets	(30,164)	3,166
Decrease (increase) in other assets	199	(3,682)
Increase (decrease) in accounts payable	(7,444)	1,566
Increase (decrease) in other current liabilities	(5,578)	15,637
Increase (decrease) in other liabilities	(1,392)	2,356

Net Cash Provided by Operating Activities	107,867	90,487

Cash Flows from Investing Activities:
Purchases of property, net	(31,773)	(24,993)
Purchase of intangible assets	(4,765)	—
Capital contributions to joint venture	(900)	(3,413)
Purchases of marketable securities	(48,643)	—
Proceeds from maturities of marketable securities	32,615	—

Net Cash Used in Investing Activities	(53,466)	(28,406)

Cash Flows from Financing Activities:
Payments on long-term debt	(948)	(2,608)
Cash dividends	(17,379)	(9,122)
Proceeds from exercised stock options	1,146	3,224

Net Cash Used in Financing Activities	(17,181)	(8,506)

Net increase in cash and cash equivalents	37,220	53,575
Cash and cash equivalents, beginning of period	185,124	339,260

Cash and cash equivalents, end of period	$222,344	$392,835

Supplemental Disclosure of Cash Flow Information:
Interest paid (excludes securities lending interest expense)	$31	$222
Income taxes paid	61,839	34,411

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by Chicago Mercantile Exchange Holdings Inc. (CME Holdings) without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME Holdings as of June 30, 2004 and December 31, 2003, and the results of its operations and its cash flows for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Exhibit 13.1 of the Chicago Mercantile Exchange Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2003. Quarterly results are not necessarily indicative of results for any subsequent period.

Certain reclassifications have been made to the 2003 financial statements to conform to the presentation in 2004.

2. Performance Bonds and Security Deposits

Each firm that clears futures and options on futures contracts traded on Chicago Mercantile Exchange Inc. (CME or the exchange) is required to deposit and maintain specified performance bonds in the form of cash, funds deposited in the various Interest Earnings Facility (IEF) programs, U.S. Government and certain foreign government securities or bank letters of credit. These performance bonds are available only to meet the financial obligations of that clearing firm to the exchange. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Exhibit 13.1 to CME Holdings’ Annual Report on Form 10-K for the year ended December 31, 2003.

3. Guarantees

Interest Earning Facility. Clearing firms, at their option, may instruct CME to invest cash on deposit for performance bond purposes in a portfolio of securities that is part of the IEF program. The first IEF was organized in 1997 as two limited liability companies. Interest earned, net of expenses, is passed on to participating clearing firms. The principal of these first IEFs totaled $186.0 million at June 30, 2004 and is guaranteed by the exchange as long as clearing firms maintain investment balances in this portfolio. The investment portfolio of these facilities is managed by two of the exchange’s approved settlement banks and eligible investments include U.S. Treasury bills and notes, U.S. Treasury strips and reverse repurchase agreements. The maximum average portfolio maturity is 90 days, and the maximum maturity for an individual security is 13 months. If funds invested in the IEF are required to be liquidated due to a clearing firm redemption transaction and funds are not immediately available due to lack of liquidity in the investment portfolio, default of a repurchase counterparty, or loss in market value, CME guarantees the amount of invested funds. FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees of Indebtedness of Others,” requires that an entity (CME) issuing a guarantee recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. CME has evaluated its requirements under FIN No. 45 and concluded that no significant liability is required to be recorded.

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

4. Capital Stock

On June 4, 2004, transfer restrictions on each of the shares of Class A-1, A-2, A-3 and A-4 common stock expired. When these restrictions expired, the issued and outstanding shares of Class A-1, A-2, A-3 and A-4 common stock converted into shares of unrestricted Class A common stock. As of June 30, 2004, 33,912,820 shares of Class A common stock were issued and outstanding.

5. Stock Options

In the first quarter of 2004, CME granted stock options totaling 18,200 shares to various employees under the Omnibus Stock Plan. The options vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. The options have a 10-year term with exercise prices ranging from $72.36 to $95.12, the market prices at the grant dates. In accordance with Statement of Financial Accounting Standards (SFAS) Statement No. 123 “Accounting for Stock-Based Compensation,” as amended, the fair value of the options granted to employees was $0.5 million, measured at the grant date using the Black-Scholes method of valuation. A risk-free rate of 3.35% was used over a period of six years with volatility factors ranging from 29.4% to 31.8% and a 1.1% dividend yield. This compensation expense will be recognized on an accelerated basis over the vesting period.

In the second quarter of 2004, CME granted additional stock options totaling 316,900 shares to various employees under the Omnibus Stock Plan. The options vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. The options have a 10-year term with an exercise price of $127.00, the market price at the grant date. The fair value of the options granted to employees was $14.4 million, measured at the grant date using the Black-Scholes method of valuation. A risk-free rate of 4.30% was used over a period of six years with a 31.7% volatility factor and a 0.8% dividend yield. This compensation expense will be recognized on an accelerated basis over the vesting period.

In the first six months of 2004, CME also granted 15,800 shares of restricted stock that have the same vesting provisions as the stock options granted at that time. Compensation expense of $1.8 million relating to this restricted stock will be recognized over the vesting period.

The following table summarizes stock option activity for the six months ended June 30, 2004:

	Number of Shares
	Class A	Class B
Balance at December 31, 2003	2,378,214	112
Granted	335,100	—
Exercised	(856,583)	(44)
Cancelled	(294,498)	(68)

Balance at June 30, 2004	1,562,233	—

In the second quarter of 2004, CME’s former CEO exercised the remaining portion of his stock option. Under the provisions of the option grant, CME was allowed to provide Class A shares for the value of the Class B portion of the option. The option was satisfied through the issuance of 823,140 shares to satisfy the Class A portion of the option from the Omnibus Stock Plan and the issuance of 111,736 shares to satisfy the Class B portion of the option pursuant to a registration statement on Form S-8. In addition, the former CEO elected to satisfy the exercise price through the surrender of a portion of the option resulting in the cancellation of 206,452 Class A shares and 68 Class B shares.

At June 30, 2004, there were 1,562,233 total options outstanding, of which 690,823 were exercisable.

6. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options and restricted stock awards were exercised or converted into common stock. The dilutive effect of the option granted to CME’s former CEO has been calculated as if the entire option, including the Class A share and Class B share portions of the option, were satisfied through the issuance of Class A shares. The diluted weighted average number of common shares outstanding at June 30, 2004, excludes the incremental effect related to 316,900 outstanding stock options that would be anti-dilutive.

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Net income (in thousands)	$103,343	$61,134	$57,283	$35,013
Weighted Average Number of Common Shares:
Basic	33,093,055	32,579,249	33,253,756	32,624,015
Effect of stock options	1,126,027	1,251,715	1,172,903	1,216,749
Effect of restricted stock grants	28,439	34,332	21,598	26,236

Diluted	34,247,521	33,865,296	34,448,257	33,867,000

Earnings per Share:
Basic	$3.12	$1.88	$1.72	$1.07
Diluted	3.02	1.81	1.66	1.03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Overview

Our operations for the six months ended June 30, 2004 resulted in net income of $103.3 million compared to net income of $61.1 million for the six months ended June 30, 2003. The increase in net income resulted primarily from a 31.7% increase in net revenues that was partially offset by an 8.7% increase in operating expenses. The increase in net revenues was driven by a 21.8% increase in clearing and transaction fees attributed to a 25.2% increase in total trading volume during the first six months of 2004 when compared to the first six months of 2003, as well as an incremental $26.3 million of revenues resulting from clearing and transaction processing services provided to the Chicago Board of Trade (CBOT). Contributing to the $14.4 million overall increase in expenses was $10.0 million related to compensation and benefits as well as increases in professional fees, outside services and licenses, and other expenses. This was partially offset by a $2.1 million reduction in marketing, advertising and public relations expenses in the first six months of 2004.

Trading volume for the six months ended June 30, 2004 totaled 394.4 million contracts, representing an average daily trading volume of 3.2 million contracts. This was a 25.2% increase in total trading volume over the 315.0 million contracts traded during the same period in 2003 and an increase of 24.2% in average daily trading volume over the 2.5 million contracts in the same period in 2003. Average daily volume for the month of May 2004 was 3.5 million contracts per day, the highest monthly average daily volume in our history. In addition, 55.7% of our trading volume in May 2004 was generated on GLOBEX, our electronic trading platform, the highest percentage of trading volume on GLOBEX in our history during any one-month period. For the six months ended June 30, 2004, 51.5% of our trading volume was generated on GLOBEX, which was also the highest percentage of trading volume on GLOBEX during any six-month period in our history.

Revenues

Total revenues increased $87.2 million, or 31.9%, from $272.9 million for the six months ended June 30, 2003 to $360.1 million for the six months ended June 30, 2004. Net revenues increased $85.0 million, or 31.7%, from $268.4 million for the six months ended June 30, 2003 to $353.4 million for the six months ended June 30, 2004. The increase in revenues was attributable primarily to a 24.2% increase in average daily trading volume for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. In the first six months of 2004, GLOBEX volume represented 51.5% of total trading volume, or 1.6 million contracts per day, a 51.2% increase over the same period in 2003. We earn a higher rate per contract for trades executed on GLOBEX. The increase in electronic trading volume was a result of interest rate and equity trading volume growth and, to a lesser extent, foreign currency trading volume growth. Increased trading volume levels resulted from: GLOBEX system enhancements improving speed and reliability in response to increased volume; interest rate volatility driven by anticipated and actual interest rate movement by the U.S. Federal Reserve Board; continued volatility in currencies; geopolitical and economic uncertainty; increased customer demand for the liquidity provided by our markets; and the introduction of incentive programs and our European hubs to enhance liquidity on GLOBEX and attract new customers. In addition, in March 2004, our Class B shareholders approved a proposal to transition the front two Eurodollar futures contracts onto GLOBEX if minimum volume thresholds are not maintained which led to increased electronic trading volume for these contracts. The additional clearing and transaction fees resulting from the increased trading volume and the increased percentage of trades executed electronically were augmented by fees for clearing and transaction processing services provided to the CBOT, increased revenue from quotation data fees, additional interest income, increased fees for managing our IEF programs and greater trading revenue from GFX, our wholly owned subsidiary that utilizes GLOBEX to provide liquidity in foreign exchange and Eurodollar futures contracts.

Clearing and Transaction Fees. Clearing and transaction fees, which include clearing fees, GLOBEX electronic trading fees and other volume-related charges, increased $47.6 million, or 21.8%, from $218.2 million for the six months ended June 30, 2003 to $265.8 million for the six months ended June 30, 2004. A significant portion of the increase was attributable to the 24.2% increase in average daily trading volume. In addition to the increase in trading volume, there was an increase in the percentage of trading volume executed through GLOBEX, for which additional fees are assessed. In the first six months of 2004, GLOBEX average daily trading volume was over 1.6 million contracts, or 51.5% of total trading volume compared to nearly 1.1 million, or 42.3% during the same period in 2003. All of our product areas, with the exception of commodity products, experienced growth in GLOBEX volume during the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. The percentage increase in trading volume was higher than the increase in transaction fees due to a lower average rate, or revenue, per contract for the first six months of 2004 when compared to the same period in 2003. The average rate, or revenue, per contract decreased from $0.693 for the six months ended June 30, 2003 to $0.674 for the same period in 2004. The average rate per contract in the first six months of 2004 was reduced by $0.010 as a result of a decrease in the percentage of trades executed by non-member customers from 22% for the first six months of 2003 to 21% for the first six months of 2004. We believe our lower fee structure for members has resulted in the acquisition of trading rights by parties intending to trade significant volumes on our exchange, creating an increase in member volume. In addition, the average rate per contract was further reduced by $0.008 in the first six months of 2004 when compared to the same time period in 2003 as a result of a $2.5 million clearing fee assessment which increased revenues during the six months ended June 30, 2003. There was no similar assessment during the same period in 2004. The average rate per contract was also reduced by $0.006 due to the impact of reduced volume from our mutual offset agreement with Singapore Exchange Derivatives Trading Ltd. (SGX) whereby there is a net settlement for trades executed by the originating exchange but transferred to the other exchange. Finally, the average rate per contract was reduced by $0.011 during the six months ended June 30, 2004 due to increased volume of our TRAKRS contracts which have a much lower rate per contract than our other contracts. If volume and fees for TRAKRS were excluded, our average rate per contract would have increased to $0.701 for the six months ended June 30, 2003 and to $0.693 for the same period in 2004. Partially offsetting these decreases to the average rate per contract was a $0.009 increase due to a product mix shift of trades on GLOBEX from equity products to interest rate products, which earn a higher rate per contract than equity products. Our average rate per contract was also positively impacted by $0.006 as a result of an increased percentage of our trades executed through GLOBEX, which has a higher rate per contract. Finally, although our Eurodollar back month incentive program, that began on March 1, 2003, ended on December 31, 2003, similar incentives were granted during 2004 through our Eurodollar market maker program. Therefore, the increase in the average rate per contract from the expiration of one program was offset by the impact of the new Eurodollar market maker program.

The following table shows the average daily trading volume in our four product areas, the percentage of total volume that was traded electronically through GLOBEX, and total clearing and transaction fee revenues expressed in dollars and as an average rate per contract:

	Six Months Ended June 30,		Percentage Increase
Product Area	2004	2003
Interest Rate	1,655,185	1,257,513	31.6%
Equity	1,278,897	1,116,995	14.5
Foreign Exchange	181,944	131,707	38.1
Commodity	39,107	34,332	13.9

Total Volume	3,155,133	2,540,547	24.2

GLOBEX Volume	1,625,801	1,075,068	51.2
GLOBEX Volume as a Percent of Total Volume	51.5%	42.3%
Clearing and Transaction Fee Revenues (in thousands)	$265,826	$218,207
Average Rate per Contract	$0.674	$0.693

We experienced an increase in our interest rate volume in the first six months of 2004 when compared to the first six months of 2003. In 2004, there has been uncertainty related to interest rate levels that was not evident in the first six months of 2003, which contributed to higher volume levels. In addition, significant fee reductions for customers, market makers and increased usage of handheld trading units on our trading floor contributed to an increase in Eurodollar GLOBEX volume. In the first six months of 2004, 20.6% of our interest rate volume was completed on GLOBEX compared to 3.0% during the same period in 2003. This increase resulted in incremental trading volume in our interest rate products. Our equity product volume was influenced by increased distribution to customers through GLOBEX facilitated by incentive programs introduced during the second quarter of 2004 enabling additional market participants to obtain reduced fees on our products. The volatility in U.S. equity markets in the first six months of 2003 was not as evident during the first six months of 2004. Despite the lower volatility, our equity product volume grew 14.5% during the first six months of 2004 when compared to the first six months of 2003 and 9.4% during this period excluding TRAKRS products. Our foreign exchange volume has benefited from increased volatility as well as increased trading on GLOBEX. In the first six months of 2004, 61.9% of our foreign exchange volume was conducted through GLOBEX compared to 38.5% during the same period in 2003 as a result of incremental electronic trading volume. In addition, our central counterparty clearing makes our foreign exchange products attractive to hedge funds, commodity trading advisers and banks. Price levels and volatility patterns contributed to the increase in volume in our commodity products during the first six months of 2004 when compared to the first six months of 2003.

During the first six months of 2004, we introduced various pricing and incentive programs to expand our customer base to additional geographic locations. These programs included a new Electronic Corporate Membership Program to offer a flexible, cost-effective alternative for electronic proprietary trading groups and trading arcades that are not eligible for existing membership categories and incentives, a new 18-month Asian Incentive Program for hedge funds and banks located in the Pacific Rim, and a new incentive pricing program for electronic foreign exchange (eFX) trading for commercial banks that are not currently members.

To encourage trading of Eurodollar contracts on GLOBEX, we introduced several pricing changes and incentive programs during the six months ended June 30, 2004. These included fee reductions on GLOBEX for customers to $0.55 from $0.80 per side, expansion of our market maker program in our electronic Eurodollar futures market, and GLOBEX fee waivers for traders who trade more than 1,000 Eurodollar contracts per day using our handheld trading devices.

We also launched various programs related to our foreign currency products. These include a 12-month GLOBEX fee incentive program designed to encourage equity member firms to increase their proprietary non-automated trading volume, an incentive pricing program designed to attract increased electronic trading of foreign exchange contracts by certain members such as fund managers, and a non-member electronic automated market maker program.

During the second quarter of 2004, we announced two alliances which will provide additional access to our foreign exchange and Eurodollar products via GLOBEX. We announced an agreement with Reuters that will begin in the fourth quarter of 2004 to bring banks and investment banks direct futures trading by offering our eFX markets to Reuters’ global interbank customer base in a spot equivalent format. On June 30, 2004, we launched our Eurodollar Futures Rate Agreements (FRA) Switch contract with Tullett Liberty. These contracts are designed to enable swap dealers to manage their positions and counterparty exposure more efficiently through weekly matching of daily Eurodollar contracts on GLOBEX.

A substantial portion of our clearing and transaction fees, as well as telecommunications fees and various service charges included in other revenues, are billed to the clearing firms of the exchange. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of the customers of the various clearing firms. We currently have approximately 80 clearing firms. For the six months ended June 30, 2004, one firm, with a significant portion of customer revenue, represented approximately 11% of our net revenues. Should a clearing firm withdraw from the exchange, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenues received from any particular clearing firm.

Clearing and Transaction Services. Clearing and transaction services includes fees derived from providing clearing and settlement services to CBOT, listing futures products on GLOBEX for NYMEX and processing single stock futures trades for certain of our clearing firms that execute trades at OneChicago LLC. Clearing and transaction services increased $26.3 million from $0.4 million for the six months ended June 30, 2003 to $26.7 million for the six months ended June 30, 2004. The increase was a result of providing clearing and transaction processing services to CBOT. We began providing clearing services for some CBOT products on November 24, 2003 and, as of January 2, 2004, we began clearing all CBOT products. We cleared 295.1 million matched contracts for CBOT during the six months ended June 30, 2004. In addition, we earned $0.4 million related to NYMEX transaction processing.

Quotation Data Fees. Quotation data fees increased $4.9 million, or 19.4%, from $25.4 million for the six months ended June 30, 2003 to $30.3 million for the six months ended June 30, 2004. The increase resulted primarily from the change to our fee structure that was implemented on January 1, 2004. At that time, we modified our market data pricing to a flat fee structure. Users of the professional service are now charged $30 per month for each market data screen or device. During the first quarter of 2003, users of the professional service were charged $60 per month for the first screen at each location and $12 per month for each additional screen at the same location. During the second quarter of 2003, users of the professional service were charged $50 per month for the first screen at each location and $20 per month for each additional screen at the same location. At the end of the first six months of 2004, there were approximately 64,000 subscribers to our market data and the data was accessible from approximately 180,000 screens and included approximately 31,000 subscribers to our lower-priced non-professional service. This represented an increase from June 30, 2003 of approximately 4,000 screens displaying our data, when the total was approximately 176,000 screens. While the number of subscribers has increased from approximately 58,000 at June 30, 2003, the increase occurred in our lower-priced non-professional E-mini market data service.

For the six months ended June 30, 2004, the two largest resellers of our market data represented nearly 56% of our quotation data fees revenue. Should one of these vendors no longer subscribe to our market data, we believe the majority of that firm’s customers would likely subscribe to our market data through another reseller. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from any particular market data reseller.

Access Fees. Access fees increased $0.4 million, or 4.8%, from $7.6 million for the six months ended June 30, 2003 to $8.0 million for the six months ended June 30, 2004. Despite the relatively consistent access fees, more customers are accessing GLOBEX from fewer connectivity points with greater capacity.

Communication Fees. Communication fees were relatively constant at $4.8 million for the six months ended June 30, 2003 and $5.1 million for the six months ended June 30, 2004. The number of individuals and firms utilizing our communications services and the associated rates have been relatively constant from the first six months of 2003 to the first six months of 2004.

Investment Income. Investment income increased $2.6 million, or 77.2%, from $3.3 million for the six months ended June 30, 2003 to $5.9 million for the six months ended June 30, 2004. Approximately $0.9 million of the increase to interest income resulted from increased balances in short-term investments of available funds and cash performance bonds and security deposits. Also, the average rate earned on all investments improved to approximately 1.5% in the first six months of 2004 compared to approximately 1.1% during the same time period in 2003, representing an increase in investment income of approximately $0.9 million. In addition, as a result of the issuance by the Financial Accounting Standards Board (FASB) of FASB Interpretation (FIN) No. 46 in January 2003, the first IEFs that we initiated in 1997 have been determined to be variable interest entities and have been included in our consolidated financial statements beginning with the third quarter of 2003. While this consolidation has no effect on our net income, investment income for the six months ended June 30, 2004 includes $1.1 million of interest income from the first IEFs with a corresponding increase in our expenses to reflect fees paid for managing these IEFs and the distribution of these IEF earnings to the participants. There was no similar investment income in the first six months of 2003. Partially offsetting these increases was a $0.3 million decrease in the investment results of our non-qualified deferred compensation plan that is included in investment income but does not affect our net income, as there is an equal decrease in our compensation and benefits expense.

Securities Lending Interest Income and Expense. Securities lending interest income increased $2.5 million, from $4.9 million for the six months ended June 30, 2003 to $7.4 million for the six months ended June 30, 2004. The average balance of proceeds from securities lending activity was $0.7 billion for the six months ended June 30, 2003 and $1.4 billion for the six months ended June 30, 2004. Securities lending interest expense increased $2.2 million, from $4.5 million for the six months ended June 30, 2003 to $6.7 million for the six months ended June 30, 2004. This expense is an integral part of our securities lending program and is required to engage in securities lending transactions. Therefore, this expense is presented in the consolidated statements of income as a reduction of total revenues. The net revenues from securities lending represented a return of 0.10% on the average daily balances in the first six months of 2004 compared to 0.11% in the first six months of 2003.

Other Revenue. Other revenue increased $2.7 million, or 32.4%, from $8.3 million for the six months ended June 30, 2003 to $11.0 million for the six months ended June 30, 2004. This increase resulted from a variety of factors. There was a $0.7 million increase in the trading revenue generated by GFX, a $0.6 million increase in fees associated with managing our IEF programs and a $0.5 million decrease in our share of the OneChicago net loss during the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. Lastly, in the first six months of 2003, we experienced losses on the trade-in of certain technology equipment that totaled $0.9 million compared to $0.2 million during the same period in 2004.

Expenses

Total operating expenses increased $14.4 million, or 8.7%, from $165.3 million for the six months ended June 30, 2003 to $179.7 million for the six months ended June 30, 2004. This increase was attributed primarily to a $10.0 million increase in compensation and benefits, $2.6 million of additional other operating expenses, and smaller increases in professional fees, outside services and licenses, as well as communications and computer and software maintenance. These increases were partially offset by a reduction of $2.1 million in marketing, advertising and public relations expense.

Compensation and Benefits Expense. Compensation and benefits expense increased $10.0 million, or 14.0%, from $71.2 million for the six months ended June 30, 2003 to $81.2 million for the six months ended June 30, 2004. There were four significant components to this increase. First, compensation and benefits expense increased from the first six months of 2003 compared to the first six months of 2004 by approximately $3.8 million as a result of annual salary increases and related increases in employer taxes, pension and benefits. Second, the average number of employees increased approximately 6%, or by 68 employees, from the first six months of 2003 to the first six months of 2004. We had 1,246 employees at June 30, 2004. This increased headcount resulted in additional compensation and benefits expense of approximately $3.6 million. Third, the bonus expense for the six months of 2004, as accrued under the provisions of our annual incentive plan, increased $2.6 million when compared to the same period in 2003. Finally, stock-based compensation expense increased $1.2 million to $2.7 million for the six months ended June 30, 2004. This increase resulted primarily from a full six months of expense during 2004 for the options granted in June 2003 as well as the first month’s recognition of expense related to the employee option grants in June 2004. These increases were partially offset by a $1.0 million increase in the capitalization of compensation and benefits relating to internally developed software. In addition, we experienced a decrease of $0.3 million in the investment results of our non-qualified deferred compensation plan that is included in compensation and benefits expense but does not affect income, as there is an equal decrease in our investment income.

We expect to incur an expense of approximately $2.6 million of stock-based compensation in each of the next two quarters, which reflects the full effect of the recent grant.

Occupancy Expense. Occupancy expense increased $0.9 million, or 7.6%, from $12.6 million for the six months ended June 30, 2003 to $13.5 million for the six months ended June 30, 2004. Rent expense increased primarily as a result of additional space we lease at our main location, an increase in operating expenses and rent that began in April 2004 for an additional remote data center.

Professional Fees, Outside Services and Licenses Expense. Professional fees, outside services and licenses expense increased $2.0 million, or 13.3%, from $14.9 million for the six months ended June 30, 2003 to $16.9 million for the six months ended June 30, 2004. The increase resulted primarily from license fees relating to our equity products. License fees increased by $0.9 million from the first six months of 2003 to the first six months of 2004 as a result of increased trading volume in these products. In addition, we incurred $0.8 million of expense related to a revenue sharing agreement with SGX, whereby we pay to SGX a portion of our Eurodollar revenue generated on GLOBEX when our relative market share reaches certain levels during SGX’s floor trading hours. There was no similar expense in 2003 due to the relatively low percentage of Eurodollars trading on GLOBEX. We also experienced a $0.7 million increase in other professional fees relating to GFX trading, temporary employees and other services. Finally, legal fees decreased $0.3 million during the first six months of 2004. This decrease related to our secondary offering of stock that was completed in June 2003, for which there was no corresponding expense in 2004, that was partially offset by increases in general litigation and real estate matters.

Communications and Computer and Software Maintenance Expense. Communications and computer and software maintenance expense increased $1.6 million, or 6.9%, from $23.3 million for the six months ended June 30, 2003 to $24.9 million for the six months ended June 30, 2004. This expense is affected primarily by growth in electronic trading. During the first six months of 2004, we experienced greater communications expense that included a $0.8 million increase for connections to GLOBEX. This increase in GLOBEX communication expenses was offset by a $1.5 million decrease in other communication expenses as a result of network consolidation and cost reduction efforts. Also, during the first six months of 2003 we received a $1.5 million refund from our telecommunications provider as a result of a billing error that related to prior periods. We received a similar refund of $0.3 million in the first six months of 2004, resulting in a net increase in expenses of $1.2 million during the first six months of 2004 when compared to the first six months of 2003. Our computer and software maintenance costs are driven by the number of transactions processed, not the volume of contracts traded. During the six months ended June 30, 2004, the number of transactions we processed increased approximately 20%. Also, we processed nearly 85% of total transactions electronically in the first six months of 2004 compared to nearly 80% in the first six months of 2003, which represented approximately 52% and 42%, respectively, of total contracts traded. As a result, our expenses for software, software maintenance and hardware maintenance increased $1.1 million during the first six months of 2004 when compared to the same period in 2003.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.6 million, or 2.3%, from $26.5 million for the six months ended June 30, 2003 to $25.9 million for the six months ended June 30, 2004. The decrease was primarily the result of certain leasehold improvements, software and technology assets that became fully depreciated or were retired since June 30, 2003. The depreciation on these assets exceeded the depreciation for assets acquired since June 30, 2003. Capital expenditures totaled $63.0 million for the twelve months ended December 31, 2003, with technology-related purchases representing approximately 76% of these purchases, and totaled $31.8 million for the first six months of 2004, with technology-related purchases representing approximately 71% of total purchases.

Marketing, Advertising and Public Relations Expense. Marketing, advertising and public relations expense decreased $2.1 million, from $7.1 million for the six months ended June 30, 2003 to $5.0 million for the six months ended June 30, 2004. In the first six months of 2003, we incurred $5.1 million of expense associated with our brand advertising campaign. There was no similar expense in the first six months of 2004. Partially offsetting this decreased brand advertising expense was an increase in product advertising and other marketing-related efforts in the first six months of 2004.

Other Expense. Other expense increased $2.6 million, or 27.4%, from $9.6 million for the six months ended June 30, 2003 to $12.2 million for the six months ended June 30, 2004. The primary factor in this increase was $0.9 million of expense related to the consolidation of the first IEF program that was effective in the third quarter of 2003. This 2004 expense represents the distribution of the net earnings of these IEFs to the participants in the program. There was no similar expense in the first six months of 2003. In addition, we experienced a $0.4 million increase in bank fees, $0.3 million in currency delivery fees resulting from increased currency delivery revenue and increases in other general administrative expenses.

Income Tax Provision

We recorded a tax provision of $70.3 million for the six months ended June 30, 2004 compared to $42.0 million for the same period in 2003. The effective tax rate was 40.5% for the first six months of 2004, compared to 40.7% for the first six months of 2003.

Results of Operations for the Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Overview

Our operations for the three months ended June 30, 2004 resulted in net income of $57.3 million compared to net income of $35.0 million for the three months ended June 30, 2003. The increase in net income resulted primarily from a 31.3% increase in net revenues that was partially offset by a 9.3% increase in operating expenses. The increase in net revenues was driven by a 23.4% increase in clearing and transaction fees attributed primarily to a 25.6% increase in total trading volume during the second quarter of 2004 when compared to the second quarter of 2003, as well as an incremental $14.0 million of revenue resulting from clearing and transaction processing services provided to the CBOT. Contributing to the $7.7 million overall increase in expenses was $2.6 million related to compensation and benefits, as well as other increases related to communications and computer and software maintenance, professional fees, outside services and licenses, marketing and other operating expenses.

Trading volume for the three months ended June 30, 2004 totaled 211.7 million contracts, representing an average daily trading volume of 3.4 million contracts. This was a 25.6% increase in total trading volume over the 168.6 million contracts traded during the same period in 2003 that represented an average daily trading volume of 2.7 million contracts.

Revenues

Total revenues increased $46.2 million, or 32.0%, from $144.3 million for the three months ended June 30, 2003 to $190.5 million for the three months ended June 30, 2004. Net revenues increased $44.6 million, or 31.3%, from the second quarter of 2003 to the same time period in 2004. The increase in revenues was attributable primarily to a 25.6% increase in average daily trading volume in the three months ended June 30, 2004 when compared to the three months ended June 30, 2003. In the second quarter of 2004, GLOBEX volume represented 53.2% of total trading volume, or 1.8 million contracts per day, a 64.5% increase over the same period in 2003. The additional clearing and transaction fees resulting from the increased trading volume were augmented by fees for clearing and transaction processing services provided to the CBOT, increased revenue from quotation data fees, additional interest income, increased fees for managing our IEF programs and a reduction in losses on trade-in of certain technology equipment.

Clearing and Transaction Fees. Clearing and transaction fees increased $27.1 million, or 23.4%, from $115.8 million for the three months ended June 30, 2003 to $142.9 million for the three months ended June 30, 2004. A significant portion of the increase was attributable to the 25.6% increase in average daily trading volume. In addition to the increase in trading volume, there was an increase in the percentage of trading volume executed through GLOBEX, for which additional fees are assessed. In the second quarter of 2004, GLOBEX average daily trading volume was 1.8 million contracts, or 53.2% of total trading volume compared to 1.1 million contracts, or 40.6% during the same period in 2003. All of our product areas, with the exception of commodity products, experienced growth in GLOBEX volume during the three months ended June 30, 2004 when compared to the three months ended June 30, 2003. The total trading volume percentage increase was higher than the increase in transaction fees due to a lower average rate per contract for the second quarter 2004 when compared to the same period in 2003.

The average rate per contract decreased from $0.687 for the three months ended June 30, 2003 to $0.675 for the same period in 2004. The average rate per contract in the second quarter of 2003 was higher by $0.015 due to a $2.5 million clearing fee assessment. There was no similar assessment during 2004. The average rate per contract was also reduced by $0.008 due to the impact of reduced volume from our mutual offset agreement with SGX. As a greater percentage of Eurodollar contracts are traded electronically on GLOBEX, we experienced lower trading volume through the mutual offset agreement. Also, our tiered pricing structure for Eurodollars reduced the average rate per contract by $0.006 as additional incentives were provided during the three months ended June 30, 2004 and trading volume increased in our Eurodollar contracts. Finally, the average rate per contract was reduced by $0.001 as a result of a decrease in the percentage of trades executed by non-member customers. Partially offsetting these decreases to the average rate per contract was a $0.011 increase due to a product mix shift of trades on GLOBEX from equity products to interest rate products, which earn a higher rate per contract than equity products. Also, the average rate per contract was positively impacted by $0.010 as a result of an increased percentage of our trades executed through GLOBEX, which has a higher rate per contract. In addition, although our Eurodollar back month incentive program ended on December 31, 2003, offsetting incentives were granted during 2004 through our Eurodollar market maker program. Finally, the average rate per contract for both periods was impacted by our lower fee TRAKRS contracts. If volume and fees for TRAKRS were excluded, our average rate per contract would have increased to $0.699 for the three months ended June 30, 2003 and to $0.688 for the same period in 2004.

The following table shows the average daily trading volume in our four product areas, the percentage of total volume that was traded electronically through GLOBEX, and total clearing and transaction fee revenues expressed in dollars and as an average rate per contract:

	Three Months Ended June 30,		Percentage Increase
Product Area	2004	2003
Interest Rate	1,888,639	1,389,457	35.9%
Equity	1,255,334	1,115,884	12.5
Foreign Exchange	175,759	136,722	28.6
Commodity	40,598	33,970	19.5

Total Volume	3,360,330	2,676,033	25.6

GLOBEX Volume	1,787,451	1,086,868	64.5
GLOBEX Volume as a Percent of Total Volume	53.2%	40.6%
Clearing and Transaction Fee Revenues (in thousands)	$142,874	$115,808
Average Rate per Contract	$0.675	$0.687

We experienced an increase in our interest rate volume in the second quarter of 2004 when compared to the second quarter of 2003. In 2004, there has been uncertainty related to interest rate levels and actual Federal Reserve Board interest rate changes that was not evident in the second quarter of 2003, which contributed to higher volume levels in the three months ended June 30, 2004. In addition, significant fee reductions for customers, market makers and increased usage of handheld trading units on our trading floor contributed to an increase in Eurodollar GLOBEX volume. In the second quarter of 2004, 27.7% of our interest rate volume was completed on GLOBEX compared to 3.0% during the same period in 2003. Our equity product volume was influenced by increased distribution to customers through GLOBEX facilitated by incentive programs introduced during the second quarter that enabled additional market participants to be eligible for reduced fees on our products. The volatility in U.S. equity markets in the second quarter of 2003 was not as evident during the second quarter of 2004. Despite the lower volatility, our equity product volume grew 12.5% during the second quarter of 2004 when compared to the second quarter of 2003 and 11.0% during the same period when excluding TRAKRS products. Our foreign exchange volume has benefited from increased volatility and the introduction of various incentive plans. In the second quarter of 2004, 63.6% of our foreign exchange volume was conducted through GLOBEX compared to 41.1% during the same period in 2003. In addition, our central counterparty clearing makes our foreign exchange products attractive to hedge funds, commodity trading advisers and banks. Price levels, volatility patterns and continued interest in commodity products as a hedge against inflation contributed to the increase in volume in our commodity products during the second quarter of 2004 when compared to the second quarter of 2003.

Clearing and Transaction Services. Clearing and transaction services increased $14.0 million from $0.2 million for the three months ended June 30, 2003 to $14.2 million for the three months ended June 30, 2004. The increase was a result of providing clearing and transaction processing services to CBOT. We cleared 158.5 million matched contracts for CBOT during the three months ended June 30, 2004. For the three months ended June 30, 2003 and 2004, we earned $0.2 million related to NYMEX transaction processing.

Quotation Data Fees. Quotation data fees increased $1.2 million, or 9.0%, from $13.6 million for the three months ended June 30, 2003 to $14.8 million for the three months ended June 30, 2004. The increase resulted primarily from the change to our fee structure that was implemented on January 1, 2004.

Access Fees. Access fees increased $0.1 million, or 2.5%, from $3.9 million for the three months ended June 30, 2003 to $4.0 million for the three months ended June 30, 2004. Despite the relatively consistent access fees, more customers are accessing GLOBEX from fewer connectivity points with greater capacity.

Communication Fees. Communication fees were relatively constant at $2.4 million for the three months ended June 30, 2003 and $2.6 million for the three months ended June 30, 2004. The number of individuals and firms utilizing our communications services and the associated rates have been relatively constant from the three months ended June 30, 2003 to the same period in 2004.

Investment Income. Investment income increased $0.6 million, or 27.9%, from $2.2 million for the three months ended June 30, 2003 to $2.8 million for the three months ended June 30, 2004. This increase resulted primarily from an improvement in the average rate earned on all investments to approximately 1.5% in the second quarter of 2004 compared to approximately 1.1% during the same time period in 2003, representing an increase in investment income of approximately $0.6 million. In addition, we earned approximately $0.4 million of additional interest income due to increased balances in short-term investments of available funds and cash performance bonds and security deposits. Another component of the increase in investment income was a result of the consolidation of the first IEFs beginning with the third quarter of 2003. While this consolidation has no effect on our net income, investment income for the three months ended June 30, 2004 includes $0.5 million of interest income from the first IEFs with a corresponding increase in our expenses to reflect fees paid for managing these IEFs and the distribution of these IEF earnings to the participants. There was no similar investment income in the second quarter of 2003. Partially offsetting these increases was a $0.8 million decrease in the investment results of our non-qualified deferred compensation plan that is included in investment income but does not affect our net income, as there is an equal decrease in our compensation and benefits expense.

Securities Lending Interest Income and Expense. Securities lending interest income increased $1.9 million, from $2.0 million for the three months ended June 30, 2003 to $3.9 million for the three months ended June 30, 2004. The average balance of proceeds from securities lending activity was $0.6 billion for the three months ended June 30, 2003 and $1.4 billion for the three months ended June 30, 2004. Securities lending interest expense increased $1.6 million, from $1.9 million for the three months ended June 30, 2003 to $3.5 million for the three months ended June 30, 2004. This expense is an integral part of our securities lending program and is required to engage in securities lending transactions. Therefore, this expense is presented in the consolidated statements of income as a reduction of total revenues. The net revenues from securities lending represented a return of 0.12% on the average daily balance in the second quarter of 2004 compared to 0.08% in the second quarter of 2003. Interest rates earned have increased due to a shift of investment balances toward money market mutual funds which have had a higher yield.

Other Revenue. Other revenue increased $1.2 million, or 28.1%, from $4.2 million for the three months ended June 30, 2003 to $5.4 million for the three months ended June 30, 2004. In the second quarter of 2003, we experienced losses on trade-in of certain technology equipment that totaled $0.9 million compared to $0.2 million during the same period in 2004. In addition, fees associated with managing our IEF programs increased by $0.4 million during the second quarter of 2004.

Expenses

Total operating expenses increased $7.7 million, or 9.3%, from $83.0 million for the three months ended June 30, 2003 to $90.7 million for the three months ended June 30, 2004. This increase was attributed primarily to $2.6 million related to compensation and benefits, $1.5 million for communications and computer and software maintenance, $1.2 million for professional fees, outside services and licenses, $1.0 in other operating expenses and $1.0 million related to marketing, advertising and public relations.

Compensation and Benefits Expense. Compensation and benefits expense increased $2.6 million, or 7.0%, from $38.0 million for the three months ended June 30, 2004 to $40.6 million for the three months ended June 30, 2004. There were two significant components to this increase. First, the average number of employees increased approximately 6%, or by 67 employees, from the second quarter of 2003 to the second quarter of 2004. This increased headcount resulted in additional compensation and benefits expense of approximately $1.8 million. Second, compensation and benefits expense increased from the second quarter of 2003 to the second quarter of 2004 by approximately $1.7 million as a result of annual salary increases and related increases in employer taxes, pension and benefits. A less significant contributor to the expense increase included a $0.8 million increase in stock-based compensation expense primarily a result of a full three months of expense during the second quarter of 2004 for the options granted on June 6, 2003 as well as the first month’s recognition of expense related to the June 2004 employee options grant. These increases were partially offset by a $0.8 million reduction in the earnings of the deferred compensation plan which has no impact on net income as there is an equal reduction in revenue, a $0.4 million increase in the capitalization of compensation and benefits relating to internally developed software and a decrease of $0.4 million in the bonus expense accrued under the provisions of our annual incentive plan.

Occupancy Expense. Occupancy expense increased $0.5 million, or 8.4%, from $6.3 million for the three months ended June 30, 2003 to $6.8 million for the three months ended June 30, 2004. Rent expense increased primarily as a result of additional space we lease at our main location and an increase in operating expenses, as well as rent that began in April 2004 related to an additional remote data center.

Professional Fees, Outside Services and Licenses Expense. Professional fees, outside services and licenses expense increased $1.2 million, or 17.0%, from $7.6 million for the three months ended June 30, 2003 to $8.8 million for the three months ended June 30, 2004. The increase resulted primarily from our revenue sharing agreement with SGX and license fees relating to our equity products. We experienced a $0.8 million expense related to a revenue sharing agreement with SGX, whereby we pay to SGX a portion of our Eurodollar revenue generated on GLOBEX when our relative market share reaches certain levels during SGX’s floor trading hours. This revenue sharing has resulted from the growth in electronic trading of Eurodollars. There was no similar revenue share payment required in 2003. In addition, license fees increased by $0.5 million from the second quarter of 2003 to the second quarter of 2004 as a result of increased trading volume in these products. Finally, we incurred legal fees during the second quarter of 2003 related to our secondary offering of stock that was completed in June 2003, for which there was no corresponding expense in 2004. The decrease in legal fees was offset by increases in general litigation and real estate matters during the three months ended June 30, 2004.

Communications and Computer and Software Maintenance Expense. Communications and computer and software maintenance expense increased $1.5 million, or 13.3%, from $11.2 million for the three months ended June 30, 2003 to $12.7 million for the three months ended June 30, 2004. This expense is affected primarily by growth in electronic trading. In the second quarter of 2004, we experienced greater communications expense that included a $0.6 million increase for connections to GLOBEX. This increase in GLOBEX communication expenses was completely offset by a decrease in other communication expenses as a result of network consolidation and cost reduction efforts. In addition, during the second quarter of 2003 we received a $1.0 million refund from our telecommunications provider as a result of a billing error that related to prior periods. We received a similar refund of $0.2 million in the second quarter of 2004, resulting in a net increase in expenses of $0.8 million during the second quarter of 2004 compared to the second quarter of 2003. Our computer and software maintenance costs are driven by the number of transactions processed, not the volume of contracts traded. During the three months ended June 30, 2004, the number of transactions we processed increased approximately 25%. Also, we processed nearly 86% of total transactions electronically in the second quarter of 2004 compared to approximately 80% in the second quarter of 2003, which represented approximately 53% and 41%, respectively, of total contracts traded. As a result, our expenses for software, software maintenance and hardware maintenance increased $0.7 million from the second quarter of 2003 to the second quarter of 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.2 million, or 1.5%, from $13.3 million for the three months ended June 30, 2003 to $13.1 million for the three months ended June 30, 2004. The decrease was primarily the result of certain leasehold improvements, software and technology assets that became fully depreciated or were retired since June 30, 2003. The depreciation on these assets exceeded the depreciation for assets acquired since that date.

Marketing, Advertising and Public Relations Expense. Marketing, advertising and public relations expense increased $1.0 million, from $1.5 million for the three months ended June 30, 2003 to $2.5 million for the three months ended June 30, 2004. This increase resulted from additional product advertising and other marketing-related efforts during the three months ended June 30, 2004.

Other Expense. Other expense increased $1.0 million, or 19.8%, from $5.2 million for the three months ended June 30, 2003 to $6.2 million for the three months ended June 30, 2004. The primary factor in this increase was the $0.4 million expense related to the consolidation of the first IEF program. This expense represents the distribution of the net earnings of these IEFs to the participants in the program. There was no similar expense in the second quarter of 2003. In addition, we experienced a $0.2 million increase in bank fees and line of credit fees and increases in other general administrative expenses.

Income Tax Provision

We recorded a tax provision of $39.0 million for the three months ended June 30, 2004 compared to $24.4 million for the same period in 2003. The effective tax rate was 40.5% for the second quarter of 2004, compared to 41.0% for the second quarter of 2003. The decrease in effective tax rates resulted primarily from expenses incurred in connection with the June 2003 secondary offering that were not deductible for tax purposes. There was no similar expense in the second quarter of 2004.

Liquidity and Capital Resources

Liquidity and Cash Management. Cash and cash equivalents increased $37.2 million during the six months ended June 30, 2004, totaling $222.3 million at June 30, 2004 compared to $185.1 million at December 31, 2003. The increase resulted primarily from cash provided by operations of $107.9 million that was substantially offset by purchases of property, net of trade-in allowances, of $31.8 million; our regular quarterly dividends totaling $17.4 million; and the purchases of marketable securities, net of sales and maturities, of $16.0 million. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, alternative investment choices and any dividends that we pay.

Current assets readily convertible into cash include accounts receivable and marketable securities. When combined with cash and cash equivalents, these assets represented 73.2% of our total assets at June 30, 2004, excluding cash performance bonds and security deposits, collateral from securities lending activities and IEF balances, compared to 74.4% at December 31, 2003. The decrease from year-end 2003 to June 30, 2004 resulted primarily from the increase to prepaid income taxes, included in other current assets, resulting from employee option exercises and vesting of restricted stock during the first six months of 2004. Prepaid income taxes increased $33.9 million from the balance at December 31, 2003. Cash performance bonds and security deposits, as well as collateral from securities lending activities and IEF balances, are excluded from total assets and total liabilities for purposes of this comparison as these balances may vary significantly over time and there are equal and offsetting current liabilities that correspond to these current assets.

Included in other assets are net deferred tax assets of $12.8 million and $14.0 million at June 30, 2004 and December 31, 2003, respectively. These net deferred tax assets result primarily from depreciation, stock-based compensation and deferred compensation. There is no valuation reserve for these assets as we expect to fully realize their value in the future based on our expectation of future taxable income.

Historically, we have met our funding requirements from operations. If operations do not provide sufficient funds to complete capital expenditures, short-term investments or marketable securities can be reduced to provide the needed funds, or assets can be acquired through capital leases.

Sources and Uses of Cash. Net cash provided by operating activities was $107.9 million for the six months ended June 30, 2004 and $90.5 million for the same period in 2003. While net income increased from period to period by $42.2 million, the cash provided by operations showed a more modest increase as a result of an increase in accounts receivable and decreases to accounts payable and current liabilities, offset by the tax benefit related to employee option exercises and vesting of restricted stock. Accounts receivable at the end of any period results from the clearing and transaction fees billed in the last month of the reporting period. Clearing and transaction fees were $6.9 million greater in June 2004 than in June 2003. Additional receivables also existed at June 30, 2004 as a result of the clearing and transaction processing services we provided to the CBOT that were fully implemented on January 2, 2004. There was no similar receivable at June 30, 2003. We experienced a decrease in accounts payable of $7.4 million during the six month period ended June 30, 2004 compared to an increase of $1.6 million for the same period in 2003. This change was driven primarily by the change in payables for membership sales in the respective periods as well as a decrease in trade accounts payable. Other current liabilities decreased by $5.6 million during the six month period ended June 30, 2004 compared to an increase of $15.6 million for the same period in 2003. This resulted primarily from the $4.5 million decrease in current taxes payable as a result of tax benefits we will receive from the exercise of employee stock awards. Other current assets increased by $30.2 million for the six month period ended June 30, 2004 compared to a decrease of $3.2 million for the same period in 2003. The increase in other current assets is primarily attributable to these same tax benefits we will receive as a result of employee stock transactions in the second quarter of 2004 that will reduce future income tax obligations for the remainder of the year.

Cash used in investing activities was $53.5 million for the six months ended June 30, 2004 compared to $28.4 million for the six months ended June 30, 2003. The increase of $25.1 million was primarily due to the $16.0 million of purchases of marketable securities in excess of the cash provided by the maturities of marketable securities in the first six months of 2004 as a result of the change in our investment policy that we began to implement in the third quarter of 2003. There were no similar purchases in the first six months of 2003. Cash used to acquire and develop capital assets increased $6.8 million, from $25.0 million for the first six months of 2003 to $31.8 million for the same period in 2004. The intellectual property and operating assets of Liquidity Direct Technology, LLC were acquired for $5.3 million, of which $4.8 million was intangible assets and $0.5 million was purchased software included within purchases of property. Partially offsetting these increased uses in 2004 was a reduction in capital contributed to OneChicago. A contribution to OneChicago of $0.9 million was made in the first six months of 2004 compared to contributions of $3.4 million during the same period in 2003.

Cash used in financing activities was $17.2 million for the six months ended June 30, 2004 compared to $8.5 million for the same period in 2003. The increase resulted primarily from the payment of regular quarterly dividends that totaled $17.4 million in the first six months of 2004 compared to $9.1 million for the same period in 2003. The increase resulted primarily from our improved cash earnings that is the basis used to determine the amount of the dividend and the increase in our annual dividend target from 20% of the prior year’s cash earnings to 30% of the prior year’s cash earnings. This increase in the target was effective with the dividend payment in the fourth quarter of 2003. In addition, cash used in financing activities for the regularly scheduled payments on long-term debt related to our capital lease obligations decreased $1.7 million from $2.6 million for the first six months of 2003 compared to $0.9 million for the same period in 2004. These capital lease obligations will be completely paid by year-end 2004. The proceeds from stock option exercises decreased $2.1 million from $3.2 million for the six months ended June 2003 to $1.1 million for the six months ended June 30, 2004. The majority of stock option exercises for the six months ended June 30, 2003 were for options exercised in our secondary offering of stock that was completed in June 2003, for which there was no corresponding activity in 2004.

Debt Instruments. As of June 30, 2004, we were contingently liable on irrevocable letters of credit totaling $66.0 million in connection with our mutual offset system with SGX.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents interest rate risk relating to the marketable securities that are available for sale, as well as derivatives trading risk associated with GFX. With respect to interest rate risk, a change in market interest rates would impact interest income from temporary cash investments, cash performance bonds and security deposits, variable rate marketable securities and new purchases of marketable securities. Changes in market interest rates also would have an effect on the fair value of any marketable securities owned. In the third quarter of 2003 we implemented a change to our investment policy that expands our investment choices and extends the maturity of our investments relative to the investment policy that had been in effect since the third quarter of 2002. Investment choices have been expanded to include U.S. Treasury and agency securities and other securities escrowed by U.S. Treasury securities. Pursuant to this new policy, maturities may now extend to a maximum of 60 months and we plan to hold these investments to maturity.

Our previous investment policy, which became effective in the third quarter of 2002 and was in effect until we began to implement our new investment policy, required that we invest only in cash equivalents composed primarily of institutional money market mutual funds and obligations of the U.S. Government and its agencies with maturities of seven days or less.

Interest Rate Risk. Interest income from marketable securities, short-term cash investments and cash performance bonds and security deposits was $4.5 million in the first six months of 2004 and $2.7 million for the first six months of 2003. Our marketable securities experienced net unrealized losses of $4.1 million and no realized gains or losses during the six month period ended June 30, 2004. There were no realized or unrealized gains during the same period of 2003. At June 30, 2004, we owned $266.7 million of marketable securities.

Contractual maturities and interest coupon rates for fixed-rate marketable securities at June 30, 2004 were as follows (dollars in thousands):

Year	Principal Amount	Weighted Average Interest Rate
2004	$33,705	2.31%
2005	67,162	2.65
2006	65,271	3.90
2007	64,442	4.30
2008	36,112	1.38

Total	$266,692	3.15%
Fair Value	$266,706

Under the investment policy that we began to implement in the third quarter of 2003, we monitor interest rate risk by completing regular reviews of our marketable securities portfolio and its sensitivity to changes in the general level of interest rates, commonly referred to as a portfolio’s duration. We control the duration of the portfolio primarily through the purchase of individual marketable securities having a duration consistent with our overall investment policy. In addition, we will generally hold marketable securities to maturity, which will act as a further mitigating factor with respect to interest rate risk.

Derivatives Trading Risk. GFX engages in the purchase and sale of our foreign exchange contracts on GLOBEX to provide liquidity in our products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit market risk. GFX engaged in similar purchases and sales of our Eurodollar futures contracts on GLOBEX during the six months ended June 30, 2004. Subsequent to this time, it was determined that GFX’s participation in our Eurodollars on GLOBEX was no longer necessary for liquidity purposes. Any potential impact on earnings from a change in foreign exchange rates would not be significant. Net position limits are established for each trader and currently total $12.0 million in aggregate notional value.

At June 30, 2004, GFX held futures positions with a notional value of $56.5 million, offset by a similar amount of spot foreign exchange positions. The notional value of futures positions at June 30, 2003 totaled $206.2 million. All positions are marked to market through a charge or credit to other revenue on a daily basis. Net trading gains were $4.1 million for the six months ended June 30, 2004 and $3.4 million for the six months ended June 30, 2003.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(c)	The Annual Meeting of Shareholders of Chicago Mercantile Exchange Holdings Inc. (the “Annual Meeting”) was held on April 21, 2004. The matters voted on at the meeting, and the results of the voting, were as follows:

1.	Election of Directors

a.	The election of seven Equity Directors (elected by Class A and Class B shareholders voting together as a single class) to serve on the Board until 2006. The results were as follows:

Equity Director Nominee	Votes For	Votes Withheld
Dennis H. Chookaszian	21,975,607	613,028
Martin J. Gepsman	21,324,130	1,264,505
Elizabeth Harrington	22,092,516	496,119
Leo Melamed	20,872,287	1,716,348
Alex J. Pollock	21,984,749	603,886
Myron S. Scholes	19,853,025	2,735,610
William R. Shepard	21,260,517	1,328,118

b.	The election of two Class B-1 directors from a slate of four candidates (elected by Class B-1 shareholders only) to serve on the Board until 2006. The results were as follows:

Class B-1 Director Nominee	Votes For	Abstentions
Timothy R. Brennan	206	193
Bruce F. Johnson (elected)	224	175
Howard J. Siegel (elected)	234	165
Scott Slutsky	81	318

c.	The election of one Class B-2 director from a slate of two candidates (elected by Class B-2 shareholders only) to serve on the Board until 2006. The results were as follows:

Class B - 2 Director Nominee	Votes For	Abstentions
Patrick B. Lynch (elected)	260	190
Ronald A. Pankau	154	296

2.	Election of Class B Nominating Committees

a.	The election of five members of the Class B-1 Nominating Committee (elected by Class B-1 shareholders only). The results were as follows:

Nominee	Votes For	Abstentions
Jeffrey R. Carter	167	232
Michael J. Downs (elected)	214	185
Larry S. Fields (elected)	230	169
John C. Garrity (elected)	225	174
Lonnie Klein (elected)	217	182
William F. Kulp (elected)	202	197
Edward A. McCarthy	149	250
Brian J. Muno	132	267
G. Barry Reece	33	366
James B. Simmons	111	288

b.	The election of five members of the Class B-2 Nominating Committee (elected by Class B-2 shareholders only). The results were as follows:

Nominee	Votes For	Abstentions
Richard J. Appel (elected)	214	236
Samuel T. Bailey	145	305
Richard J. Duran (elected)	231	219
William J. Higgins	131	319
Donald J. Lanphere, Jr. (elected)	271	179
Steven D. Peake	100	350
James P. Shannon	136	314
Stuart A. Unger (elected)	206	244
Michael J. Walsh (elected)	231	219
Barry D. Ward	184	266

c.	The election of five members of the Class B-3 Nominating Committee (elected by Class B-3 shareholders only). The results were as follows:

Nominee	Votes For	Abstentions
J. Kenny Carlin (elected)	317	361
Stephen T. Divito (elected)	308	370
David M. Duckler (elected)	277	401
Christopher P. Gaffney (elected)	283	395
Joel P. Glickman (elected)	332	346
Mark O. Hinken	224	454
Brian M. Konlon	225	453
George J. Malfas	130	548
Brian M. Young	223	455
Douglas A. Young	255	423

3.	Ratification of Appointment of Independent Auditors

A proposal to ratify the appointment of Ernst & Young LLP to serve as the independent auditors for Chicago Mercantile Exchange Holdings Inc. for the fiscal year ending December 31, 2004 (elected by Class A and Class B shareholders voting together as a single class). The results were as follows:

Votes For	Votes Against	Abstentions
22,123,098	215,281	250,256

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1**	Amended and Restated Employment Agreement, effective as of May 25, 2004, by and between Chicago Mercantile Exchange Inc. and David G. Gomach.

10.2**	Separation Agreement, dated as of May 20, 2004, by and between Scott Johnston and Chicago Mercantile Exchange Inc. and Chicago Mercantile Exchange Holdings Inc.

31.1	Section 302 Certification—Craig S. Donohue, Chief Executive Officer.

31.2	Section 302 Certification—David G. Gomach, Managing Director and Chief Financial Officer.

32.1	Section 906 Certification.

99.1	Certain Factors That May Affect Our Business.

**	Management contract.

(b) Reports on Form 8-K:

On April 27, 2004, Chicago Mercantile Exchange Holdings Inc. furnished a Current Report on Form 8-K reporting under Item 12 that it had issued a press release reporting its financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
(Registrant)

Dated: August 5, 2004	By:	/s/ David G. Gomach
	Name:	David G. Gomach
	Title:	Managing Director and Chief Financial Officer