Form 10-Q
period 2004-09-30
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2004-11-09
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 20, 2004 was as follows: 34,074,663 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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

CME Globex® and SPAN® are our registered trademarks. CME E-mini™ is our service mark. CLEARING 21® is a registered trademark, and e-miNYsm is a service mark of Chicago Mercantile Exchange Inc. and New York Mercantile Exchange, or NYMEX, pursuant to agreement. E-mini S&P 500®, S&P 500®, E-mini NASDAQ-100®, NASDAQ-100®, Russell® and TRAKRSsm and other trade names, service marks, trademarks and registered trademarks that are not proprietary to us, are the property of their respective owners and used herein under license.

Item 1.	Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$282,779	$185,124
Collateral from securities lending	1,729,216	1,004,400
Short-term investments of interest earning facilities	129,408	370,504
Marketable securities	302,779	256,538
Accounts receivable, net of allowance of $1,270 and $866	83,884	52,972
Other current assets	15,343	21,589
Cash performance bonds and security deposits	1,594,896	2,832,252

Total current assets	4,138,305	4,723,379
Property, net of accumulated depreciation and amortization	127,354	118,203
Other assets	30,061	31,054

Total Assets	$4,295,720	$4,872,636

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$16,680	$24,690
Payable under securities lending agreements	1,729,216	1,004,400
Payable to participants in interest earning facilities	129,408	370,504
Other current liabilities	57,435	56,129
Cash performance bonds and security deposits	1,594,896	2,832,252

Total current liabilities	3,527,635	4,287,975
Other liabilities	18,436	21,666

Total Liabilities	3,546,071	4,309,641

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 33,942,705 and 32,922,061 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	339	329
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	247,090	195,222
Unearned restricted stock compensation	(1,998)	(941)
Retained earnings	504,878	368,312
Accumulated net unrealized gains (losses) on marketable securities	(660)	73

Total Shareholders’ Equity	749,649	562,995

Total Liabilities and Shareholders’ Equity	$4,295,720	$4,872,636

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Revenues
Clearing and transaction fees	$413,763	$326,053	$147,937	$107,846
Clearing and transaction processing services	41,005	540	14,354	180
Quotation data fees	45,198	38,980	14,913	13,611
Access fees	11,893	11,566	3,924	3,961
Communication fees	7,579	7,243	2,523	2,415
Investment income	9,094	5,661	3,229	2,351
Securities lending interest income	11,892	7,327	4,492	2,441
Other	16,355	12,786	5,328	4,456

Total Revenues	556,779	410,156	196,700	137,261
Securities lending interest expense	(11,017)	(6,739)	(4,311)	(2,251)

Net Revenues	545,762	403,417	192,389	135,010

Expenses
Compensation and benefits	122,150	107,878	40,939	36,664
Occupancy	20,561	18,996	7,033	6,421
Professional fees, outside services and licenses	26,950	22,789	10,020	7,850
Communications and computer and software maintenance	36,923	33,986	12,008	10,687
Depreciation and amortization	39,466	39,863	13,555	13,331
Marketing, advertising and public relations	7,859	8,963	2,878	1,827
Other	18,288	14,937	6,077	5,349

Total Expenses	272,197	247,412	92,510	82,129

Income before income taxes	273,565	156,005	99,879	52,881
Income tax provision	(110,794)	(63,474)	(40,451)	(21,484)

Net Income	$162,771	$92,531	$59,428	$31,397

Earnings per Common Share:
Basic	$4.88	$2.84	$1.75	$0.96
Diluted	4.74	2.73	1.72	0.93
Weighted Average Number of Common Shares:
Basic	33,373,797	32,632,391	33,935,280	32,738,674
Diluted	34,330,411	33,890,969	34,496,191	33,942,315

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock	Class B Common Stock	Common Stock and Additional Paid-In Capital	Unearned Restricted Stock Compensation	Retained Earnings	Accumulated Net Unrealized Gains (Losses) On Marketable Securities	Total Shareholders’ Equity
	Shares	Shares	Amount
Balance December 31, 2003	32,922,061	3,138	$195,551	$(941)	$368,312	$73	$562,995
Comprehensive income:
Net income					162,771		162,771
Change in net unrealized gain (loss) on securities, net of tax benefit of $499						(733)	(733)

Total comprehensive income							162,038
Exercise of stock options	996,444		2,245				2,245
Tax benefit related to employee stock compensation			43,341				43,341
Quarterly cash dividends on common stock of $0.26 per share					(26,205)		(26,205)
Vesting of issued restricted Class A common stock	24,200
Stock-based compensation			4,578				4,578
Forfeited restricted stock			(86)	86			—
Grant of 15,800 shares of restricted Class A common stock			1,800	(1,800)			—
Amortization of unearned restricted stock compensation				657			657

Balance September 30, 2004	33,942,705	3,138	$247,429	$(1,998)	$504,878	$(660)	$749,649

Balance December 31, 2002	32,530,372	3,138	$179,994	$(665)	$266,810	$—	$446,139
Net income					92,531		92,531
Exercise of stock options	258,190		5,428				5,428
Tax benefit related to employee stock compensation			3,792				3,792
Quarterly cash dividends on common stock of $0.14 per share					(13,716)		(13,716)
Vesting of issued restricted Class A common stock	22,200
Stock-based compensation			2,496				2,496
Forfeited restricted stock			(39)	39			—
Grant of 13,600 shares of restricted Class A common stock			867	(867)			—
Amortization of unearned restricted stock compensation				396			396

Balance September 30, 2003	32,810,762	3,138	$192,538	$(1,097)	$345,625	$—	$537,066

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$162,771	$92,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,466	39,863
Stock-based compensation	5,235	2,892
Deferred income tax liability (benefit)	4,192	(993)
Loss on investment in joint venture	2,798	3,582
Amortization of purchased intangibles	195	—
Amortization of purchased premiums on investments in debt securities	2,272	—
Loss on disposal of fixed assets	351	852
Increase (decrease) in allowance for doubtful accounts	404	(260)
Tax benefit related to employee stock compensation	43,341	3,792
Increase in accounts receivable	(31,316)	(7,070)
Decrease in other current assets	6,246	3,617
Decrease (increase) in other assets	24	(4,269)
Decrease in accounts payable	(8,010)	(9,786)
Increase in other current liabilities	2,656	12,864
Increase (decrease) in other liabilities	(3,230)	1,019

Net Cash Provided by Operating Activities	227,395	138,634

Cash Flows from Investing Activities:
Purchases of property, net	(48,968)	(38,107)
Purchase of intangible assets	(4,818)	—
Capital contributions to joint venture	(900)	(5,491)
Purchases of marketable securities	(99,153)	(29,633)
Proceeds from maturities of marketable securities	49,408	—

Net Cash Used in Investing Activities	(104,431)	(73,231)

Cash Flows from Financing Activities:
Payments on long-term debt	(1,349)	(4,841)
Cash dividends	(26,205)	(13,716)
Proceeds from exercised stock options	2,245	5,428

Net Cash Used in Financing Activities	(25,309)	(13,129)

Net increase in cash and cash equivalents	97,655	52,274
Cash and cash equivalents, beginning of period	185,124	339,260

Cash and cash equivalents, end of period	$282,779	$391,534

Supplemental Disclosure of Cash Flow Information:
Interest paid (excludes securities lending interest expense)	$1,888	$318
Income taxes paid	61,876	59,684

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by Chicago Mercantile Exchange Holdings Inc. (CME Holdings) without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME Holdings as of September 30, 2004 and December 31, 2003, and the results of its operations and its cash flows for the periods indicated.

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

2. Performance Bonds and Security Deposits

Each firm that clears futures and options on futures contracts traded on Chicago Mercantile Exchange Inc. (CME or the exchange) is required to deposit and maintain specified performance bonds principally in the form of cash, funds deposited in the various Interest Earnings Facility (IEF) programs, U.S. Government and certain foreign government securities or bank letters of credit. These performance bonds are available only to meet the financial obligations of that clearing firm to the exchange. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Exhibit 13.1 to CME Holdings’ Annual Report on Form 10-K for the year ended December 31, 2003.

3. Guarantees

Interest Earning Facility. Clearing firms, at their option, may instruct CME to invest cash on deposit for performance bond purposes in a portfolio of securities that is part of the IEF program. The first IEF was organized in 1997 as two limited liability companies. Interest earned, net of expenses, is passed on to participating clearing firms. The principal of these first IEFs totaled $129.4 million at September 30, 2004 and is guaranteed by the exchange as long as clearing firms maintain investment balances in this portfolio. The investment portfolio of these facilities is managed by two of the exchange’s approved settlement banks and eligible investments include U.S. Treasury bills and notes, U.S. Treasury strips and reverse repurchase agreements. The maximum average portfolio maturity is 90 days, and the maximum maturity for an individual security is 13 months. At September 30, 2004, all funds in these IEFs were invested in overnight reverse repurchase agreements. If funds invested in the IEF are required to be liquidated due to a clearing firm redemption transaction and funds are not immediately available due to lack of liquidity in the investment portfolio, default of a repurchase counterparty, or loss in market value, CME guarantees the amount of invested funds. Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees of Indebtedness of Others,” requires that an entity (CME) issuing a guarantee recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. CME has evaluated its requirements under FIN No. 45 and concluded that no significant liability is required to be recorded.

Intellectual Property Indemnifications. Some agreements with customers accessing CME Globex and utilizing our market data services, SPAN software and our CLEARING 21 clearing system, contain indemnifications from intellectual property claims that may be made against them as a result of their use of these products. The potential future claims relating to these indemnifications cannot be estimated and, therefore, in accordance with FIN No. 45, no liability has been recorded.

4. Stock Options

In the first nine months of 2004, CME granted stock options totaling 336,500 shares to various employees under the Omnibus Stock Plan. The options vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. The options have a 10-year term with exercise prices ranging from $72.36 to $143.89, the market prices at the grant dates. In accordance with Statement of Financial Accounting Standards (SFAS) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, the fair value of the options granted to employees was $15.0 million, measured at the grant dates using the Black-Scholes method of valuation. Risk-free rates ranging from 3.35% to 4.30% were used over a period of six years with volatility factors ranging from 29.4% to 36.4% and a range of 0.7% to 1.1% for the dividend yield. This compensation expense will be recognized on an accelerated basis over the vesting period.

In the first nine months of 2004, CME also granted 15,800 shares of restricted stock that have the same vesting provisions as the stock options granted at that time. Compensation expense of $1.8 million relating to this restricted stock will be recognized over the vesting period.

The following table summarizes stock option activity for the nine months ended September 30, 2004:

	Number of Shares
	Class A	Class B
Balance at December 31, 2003	2,378,214	112
Granted	336,500	—
Exercised	(884,708)	(44)
Cancelled	(299,138)	(68)

Balance at September 30, 2004	1,530,868	—

Weighted Average Exercise Price at September 30, 2004	$55.73

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

At September 30, 2004, 670,488 of the outstanding options were exercisable.

5. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options and restricted stock awards were exercised or converted into common stock. Prior to the exercise of the remainder of the former CEO’s option in the second quarter of 2004, the dilutive effect of that option was calculated as if the entire option, including the Class A share and Class B share portions of the option, was satisfied through the issuance of Class A shares. The diluted weighted average number of common shares outstanding at September 30, 2004 excludes the incremental effect related to 315,650 outstanding stock options that would be anti-dilutive.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net Income (in thousands)	$162,771	$92,531	$59,428	$31,397
Weighted Average Number of Common Shares:
Basic	33,373,797	32,632,391	33,935,280	32,738,674
Effect of stock options	930,060	1,225,868	538,129	1,174,173
Effect of restricted stock grants	26,554	32,710	22,782	29,468

Diluted	34,330,411	33,890,969	34,496,191	33,942,315

Earnings per Share:
Basic	$4.88	$2.84	$1.75	$0.96
Diluted	4.74	2.73	1.72	0.93

6. Employee Benefit Plans

The funding goal for CME is to have its pension plan 100% funded on a projected benefit obligation basis, while also achieving the maximum tax deductible contribution and satisfying any minimum required contribution. Year-end 2003 assumptions had been used to project the liabilities and assets from December 31, 2003 to December 31, 2004. These assumptions were updated as of September 30, 2004. The result of this new projection is that estimated liabilities would exceed the fair value of plan assets at December 31, 2004 by approximately $3.9 million. Accordingly, it is estimated that a $3.9 million contribution will allow CME to meet its funding goal for its pension plan for 2004. It is anticipated that this contribution will be made prior to December 31, 2004.

7. Subsequent Event

On October 15, 2004, the secured committed line of credit with a consortium of banks was renewed by CME at the annual renewal date. The credit facility was renewed for $750.0 million and on terms substantially the same as the expiring line of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Overview

Our operations for the nine months ended September 30, 2004 resulted in net income of $162.8 million compared to net income of $92.5 million for the nine months ended September 30, 2003. The increase in net income resulted primarily from a 35.3% increase in net revenues that was partially offset by a 10.0% increase in operating expenses. The increase in net revenues was primarily driven by a 26.9% increase in clearing and transaction fees attributed primarily to a 25.0% increase in total trading volume during the first nine months of 2004 when compared to the first nine months of 2003. In addition, we earned an incremental $40.5 million of revenues resulting from clearing and transaction processing services provided to the Chicago Board of Trade (CBOT). Contributing to the $24.8 million overall increase in expenses was $14.3 million related to compensation and benefits as well as increases in professional fees, outside services and licenses, communications and computer and software maintenance, and other expenses. This was partially offset by a reduction in marketing, advertising and public relations expenses in the first nine months of 2004 when compared to the same time period in 2003.

Trading volume for the nine months ended September 30, 2004 totaled 602.7 million contracts, representing a 25.0% increase in total trading volume over the 482.3 million contracts traded during the same period in 2003. Average daily trading volume for the nine months ended September 30, 2004 of 3.2 million contracts represented an increase of 24.3% over the 2.6 million contracts during the same period in 2003. Average daily trading volume for the month of September 2004 was 3.6 million contracts per day, the highest monthly average daily trading volume in our history. In addition, 62.4% of our trading volume in August 2004 was generated on CME Globex, our electronic trading platform, the highest percentage of trading volume on Globex in our history during any one-month period. For the three months ended September 30, 2004, 61.8% of our trading volume was executed on CME Globex, which was also the highest percentage of trading volume on Globex during any three-month period in our history.

Revenues

Total revenues increased $146.6 million, or 35.7%, to $556.8 million for the nine months ended September 30, 2004 from $410.2 million for the nine months ended September 30, 2003. Net revenues increased $142.4 million, or 35.3%, to $545.8 million for the nine months ended September 30, 2004 from $403.4 million for the nine months ended September 30, 2003. This increase in revenues was attributable primarily to a 24.3% increase in average daily trading volume for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. In the first nine months of 2004, CME Globex volume represented 55.1% of total trading volume, or an average 1.8 million contracts per day, a 58.4% increase over the same period in 2003. We earn a higher rate per contract for trades executed on CME Globex. The increase in electronic trading volume was led by interest rate and equity product trading volume growth and, to a lesser extent, foreign exchange product trading volume growth. In addition, in March 2004, our Class B shareholders approved a proposal to transition the front two CME Eurodollar futures contracts onto Globex if minimum volume thresholds are not maintained. This initiative was combined with certain fee changes and incentives that led to increased electronic trading volume for these contracts. Increased trading volume levels resulted principally from: CME Globex system enhancements improving speed and reliability in response to increased volume; interest rate volatility driven by anticipated and actual interest rate movement by the U.S. Federal Reserve Board; continued volatility in currencies; geopolitical and economic uncertainty; increased customer demand for the liquidity provided by our markets; and the introduction of incentive programs and our European hubs to enhance liquidity on CME Globex and attract new customers. The additional clearing and transaction fees resulting from the increased trading volume and the increased percentage of trades executed electronically were augmented by fees for clearing and transaction processing services provided to CBOT, increased revenue from quotation data fees, additional investment income, increased fees for managing our IEF programs and greater trading revenue from GFX, our wholly owned subsidiary that utilizes CME Globex to provide liquidity, primarily in foreign exchange contracts.

Clearing and Transaction Fees. Clearing and transaction fees, which include clearing fees, CME Globex electronic trading fees and other volume-related charges, increased $87.7 million, or 26.9%, to $413.8 million for the nine months ended September 30, 2004 from $326.1 million for the nine months ended September 30, 2003. A significant portion of the increase was attributable to the 24.3% increase in average daily trading volume. In addition to the increase in trading volume, there was an increase in the percentage of trading volume executed through CME Globex, for which additional fees are assessed. In the first nine months of 2004, CME Globex average daily trading volume was approximately 1.8 million contracts, or 55.1% of total trading volume, compared to approximately 1.1 million contracts, or 43.2% during the same period in 2003. All of our product areas, with the exception of commodity products, experienced growth in CME Globex volume during the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003.

The average rate, or revenue, per contract, excluding TRAKRS contracts, increased to $0.702 for the nine months ended September 30, 2004 from $0.692 for the same period in 2003. Our TRAKRS products are charged a much lower rate per contract and, therefore, are not included in our comparison of the overall rate per contract. The average rate per contract in the first nine months of 2004 increased by $0.017 as a result of the higher percentage of trades executed on CME Globex, as we earn additional fees for these trades. In addition, we experienced an increase of $0.005 due to a product mix shift of trades on CME Globex from equity E-mini products to interest rate products, which earn a higher rate per contract than equity E-mini products. Partially offsetting these increases to the average rate per contract was a reduction of $0.008 in the first nine months of 2004 when compared to the same period in 2003 as a result of $3.6 million of clearing fee assessments that increased revenues during the nine months ended September 30, 2003. There were no similar assessments during the same period in 2004. The average rate per contract was also reduced by $0.007 due to the impact of reduced volume from our mutual offset agreement with Singapore Exchange Derivatives Trading Ltd. (SGX) whereby there is a net settlement for trades executed by the originating exchange but transferred to the other exchange. Also, our tiered pricing structure for CME Eurodollars reduced the average rate per contract by $0.002 during the nine months ended September 30, 2004 as trading volume increased in our CME Eurodollar contracts resulting in additional provided incentives. Finally, although the CME Eurodollar back month incentive program, that began on March 1, 2003, ended on December 31, 2003, similar incentives were granted during 2004 through our CME Eurodollar market maker program. Therefore, the increase in the average rate per contract from the expiration of one program was offset by the impact of the new program.

The following table shows the average daily trading volume in our four product areas, the percentage of total volume that was traded electronically through CME Globex, and total clearing and transaction fee revenues expressed in dollars and as an average rate per contract:

	Nine Months Ended September 30,		Percentage Increase
Product Area	2004	2003
Interest Rate	1,722,589	1,257,477	37.0%
Equity, excluding TRAKRS	1,169,586	1,079,022	8.4
Foreign Exchange	185,734	133,090	39.6
Commodity	39,594	35,706	10.9

Total Volume, excluding TRAKRS	3,117,503	2,505,295	24.4
TRAKRS	71,322	59,919	19.0

Total Volume	3,188,825	2,565,214	24.3

CME Globex Volume, including TRAKRS	1,756,835	1,109,281	58.4

CME Globex Volume as a Percent of Total Volume, including TRAKRS	55.1%	43.2%
Clearing and Transaction Fee Revenues (in thousands)	$413,763	$326,053
Average Rate per Contract, excluding TRAKRS	$0.702	$0.692
Average Rate per Contract	$0.687	$0.676

We experienced an increase in our interest rate volume in the first nine months of 2004 when compared to the first nine months of 2003. In the first nine months of 2004, 29.2% of our interest rate volume was completed on CME Globex compared to 3.2% during the same period in 2003. This increase represented incremental average daily trading volume in our interest rate products on CME Globex of 462,488 contracts. More competitive customer fees, the participation of market makers and increased usage of handheld electronic trading units on our trading floor contributed to increased trading volume of CME Eurodollars on Globex. In 2004, there has also been uncertainty related to interest rate levels resulting in increased volatility that was not as evident in the first nine months of 2003, which contributed to higher volume levels. The volatility in U.S. equity markets in the first nine months of 2003 was not as evident during the first nine months of 2004. Despite the lower volatility, our equity product volume, excluding TRAKRS, grew 8.4% during the first nine months of 2004 when compared to the first nine months of 2003. Our equity product volume was influenced by increased distribution to customers through CME Globex facilitated by incentive programs introduced during the second quarter of 2004 that enabled additional market participants to obtain reduced fees on our products. Our foreign exchange volume has benefited from increased volatility and fee incentive programs initiated during the second quarter of 2004 which have resulted in increased trading on CME Globex. In the first nine months of 2004, 63.8% of our foreign exchange volume was conducted through CME Globex compared to 41.0% during the same period in 2003. Price levels and volatility patterns contributed to the increase in volume in commodity products during the first nine months of 2004 when compared to the first nine months of 2003.

During the first nine months of 2004, we introduced various pricing and incentive programs to expand our customer base to additional geographic locations. These initiatives included an Electronic Corporate Membership Program to offer a flexible, cost effective alternative for electronic proprietary trading groups and trading arcades that are not eligible for existing membership categories and incentives, an 18-month European Incentive Plan for proprietary trading groups and trading arcades located in Europe, an 18-month Asian Incentive Program for hedge funds and banks located in the Pacific Rim, and an incentive pricing initiative for electronic foreign exchange (eFX) trading for commercial banks that are not currently members. The European Incentive Plan will also incorporate a tiered pricing structure for CME Eurodollars on Globex effective January 1, 2005.

To encourage trading of CME Eurodollar contracts on Globex, we introduced several pricing changes and incentive programs during the nine months ended September 30, 2004. These included fee reductions on CME Globex for customers to $0.55 from $0.80 per side, expansion of our market maker initiative in our electronic CME Eurodollar futures market and CME Globex fee waivers for traders who trade more than 1,000 CME Eurodollar contracts per day using our handheld trading devices. Additionally, in August 2004, we launched an enhanced options system for electronic trading of options on CME Eurodollar futures. This functionality facilitates trading of complex combination and spread trades typically used with futures on short-term interest rates.

We also launched various initiatives related to our foreign exchange products. These included a 12-month CME Globex fee incentive program designed to encourage equity member firms to increase their proprietary non-automated trading volume, an incentive pricing initiative designed to attract increased electronic trading of foreign exchange contracts by certain members such as fund managers, and a non-member electronic automated market maker program.

During the second quarter of 2004, we announced alliances which will provide additional access to our foreign exchange products and CME Eurodollars on Globex. Specifically, we announced an agreement with Reuters to bring banks and investment banks direct futures trading by offering our eFX markets to Reuters’ global interbank customer base in a spot equivalent format. Seven of the world’s largest banks and leading futures clearing firms have agreed to participate in the launch with beta testing expected to begin by the end of 2004.

A substantial portion of our clearing and transaction fees, as well as telecommunications fees and various service charges included in other revenues, are billed to the clearing firms of the exchange. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of the customers of the various clearing firms. We currently have approximately 80 clearing firms. For the nine months ended September 30, 2004, one firm, with a significant portion of customer revenue, represented approximately 11% of our net revenues. Should a clearing firm withdraw from the exchange, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenues received from any particular clearing firm.

Clearing and Transaction Processing Services. Clearing and transaction processing services increased $40.5 million to $41.0 million for the nine months ended September 30, 2004 from $0.5 million for the nine months ended September 30, 2003. Clearing and transaction processing services includes fees derived from providing clearing and settlement services to CBOT, listing futures products on CME Globex for NYMEX and processing single stock futures trades for certain of our clearing firms that execute trades at OneChicago, LLC (OneChicago). This increase was a result of providing clearing and transaction processing services to CBOT. We began providing these services for some CBOT products on November 24, 2003 and, as of January 2, 2004, we began clearing all CBOT products. We cleared nearly 447 million matched contracts for CBOT during the nine months ended September 30, 2004. In addition, we earned $0.5 million related to NYMEX transaction processing.

Quotation Data Fees. Quotation data fees increased $6.2 million, or 16.0%, to $45.2 million for the nine months ended September 30, 2004 from $39.0 million for the nine months ended September 30, 2003. The increase resulted primarily from the change to our fee structure that was implemented on January 1, 2004. At that time, we modified our market data pricing to a flat fee structure. Users of the professional service are now charged $30 per month for each market data screen or device. During the first quarter of 2003, users of the professional service were charged $60 per month for the first screen at each location and $12 per month for each additional screen at the same location. During the second and third quarters of 2003, users of the professional service were charged $50 per month for the first screen at each location and $20 per month for each additional screen at the same location. At the end of the first nine months of 2004, there were approximately 63,000 subscribers to our market data and the data was accessible from approximately 180,000 screens and included approximately 30,000 subscribers to our lower-priced non-professional service. This represented an increase from September 30, 2003 of approximately 5,000 screens displaying our data and 4,000 subscribers, including 1,000 subscribers to our lower-priced non-professional E-mini market data service.

For the nine months ended September 30, 2004, the two largest resellers of our market data represented approximately 56% of our quotation data fees revenue. Should one of these vendors no longer subscribe to our market data, we believe the majority of that firm’s customers would likely subscribe to our market data through another reseller. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from any particular market data reseller.

Effective January 1, 2005, we plan to modify our professional service market data pricing to $35 per month for each market data screen or device.

Access Fees. Access fees increased $0.3 million, or 2.8%, to $11.9 million for the nine months ended September 30, 2004 from $11.6 million for the nine months ended September 30, 2003. This increase was attributed to expanded distribution offset by our customers consolidating connections into higher capacity bandwidths.

Communication Fees. Communication fees increased $0.4 million, or 4.6%, to $7.6 million for the nine months ended September 30, 2004 from $7.2 million for the nine months ended September 30, 2003. The increase is due largely to greater usage of handheld electronic trading devices.

Investment Income. Investment income increased $3.4 million, or 60.6%, to $9.1 million for the nine months ended September 30, 2004 from $5.7 million for the nine months ended September 30, 2003. The annualized average rate earned on all investments improved to approximately 1.5% in the first nine months of 2004 compared to approximately 1.1% during the same time period in 2003, representing an increase in investment income of approximately $1.9 million. The increase in rates earned was due to changes in the composition of our investment portfolio as well as increases in market interest rates. Also, approximately $1.4 million of the increase in interest income resulted from increased funds available for investment and increased cash performance bonds and security deposits. In addition, as a result of the issuance by the Financial Accounting Standards Board (FASB) of Interpretation (FIN) No. 46 in January 2003, the first IEFs that we initiated in 1997 have been determined to be variable interest entities and have been included in our consolidated financial statements beginning with the third quarter of 2003. Investment income for the nine months ended September 30, 2004 includes $1.6 million of interest income from the first IEFs compared to $0.6 million during the third quarter of 2003. Consolidation of the first IEFs has no effect on our net income since a corresponding increase is reflected in our expenses related to fees paid for managing these IEFs and the distribution of these IEF earnings to the participants. Partially offsetting these increases was a $0.7 million decrease in the investment results of our non-qualified deferred compensation plan that is included in investment income but does not affect our net income, as there is an equal decrease in our compensation and benefits expense.

Securities Lending Interest Income and Expense. Securities lending interest income increased $4.6 million, to $11.9 million for the nine months ended September 30, 2004 from $7.3 million for the nine months ended September 30, 2003. The average balance of proceeds from securities lending activity was $1.3 billion for the nine months ended September 30, 2004 and $0.8 billion for the nine months ended September 30, 2003. Securities lending interest expense increased $4.3 million, to $11.0 million for the nine months ended September 30, 2004 from $6.7 million for the nine months ended September 30, 2003. This expense is an integral part of our securities lending program and is required to engage in securities lending transactions. Therefore, this expense is presented in the consolidated statements of income as a reduction of total revenues. The net revenues from securities lending represented an annualized return of 0.09% on the average daily balances in the first nine months of 2004 compared to 0.10% in the first nine months of 2003.

Other Revenue. Other revenue increased $3.6 million, or 27.9%, to $16.4 million for the nine months ended September 30, 2004 from $12.8 million for the nine months ended September 30, 2003. This increase resulted from a variety of factors. There was a $1.4 million increase in fees associated with managing our IEF programs during the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003, a $0.8 million decrease in our share of the net loss of OneChicago, a $0.6 million increase in sales of our CME SPAN software and a $0.3 million increase in the trading revenue generated by GFX. Lastly, we experienced losses on certain technology equipment taken out of service during the first nine months of 2004 that totaled $0.4 million compared to $0.9 million during the same period in 2003.

Expenses

Total operating expenses increased $24.8 million, or 10.0%, to $272.2 million for the nine months ended September 30, 2004 from $247.4 million for the nine months ended September 30, 2003. This increase was attributed primarily to increases of $14.3 million in compensation and benefits, $4.2 million in professional fees, outside services and licenses and $3.4 million in other operating expenses. These increases were partially offset by a reduction of $1.1 million in marketing, advertising and public relations expense.

Compensation and Benefits Expense. Compensation and benefits expense increased $14.3 million, or 13.2%, to $122.2 million for the nine months ended September 30, 2004 from $107.9 million for the nine months ended September 30, 2003. There were four significant components to this increase. First, compensation and benefits expense increased by approximately $4.9 million during the first nine months of 2004 compared to the first nine months of 2003 as a result of annual salary increases and related increases in employer taxes and benefits. Second, the average number of employees increased approximately 5%, or by 57 employees, during the first nine months of 2004 from the first nine months of 2003. We had 1,230 employees at September 30, 2004. This increased headcount resulted in additional compensation and benefits expense of approximately $4.5 million. Third, the bonus expense for the first nine months of 2004, as accrued under the provisions of our annual incentive plan, increased $3.9 million when compared to the same period in 2003. Finally, stock-based compensation expense increased $2.3 million to $5.2 million for the nine months ended

September 30, 2004. This increase resulted primarily from a full nine months of expense during 2004 for the options granted in June 2003 as well as four months’ recognition of expense related to the employee option grants in June 2004. These increases were partially offset by a $0.7 million increase in the capitalization of compensation and benefits relating to internally developed software. In addition, we experienced a decrease of $0.7 million in the investment results of our non-qualified deferred compensation plan for the nine month period ended September 30, 2004 that is included in compensation and benefits expense but does not affect income, as there is an equal and offsetting impact to our investment income.

Occupancy Expense. Occupancy expense increased $1.6 million, or 8.2%, to $20.6 million for the nine months ended September 30, 2004 from $19.0 million for the nine months ended September 30, 2003. Occupancy expense increased primarily as a result of rent that began in April 2004 for an additional remote data center, additional space we now lease at our main location, and increased operating expenses.

Professional Fees, Outside Services and Licenses Expense. Professional fees, outside services and licenses expense increased $4.2 million, or 18.3%, to $27.0 million for the nine months ended September 30, 2004 from $22.8 million for the nine months ended September 30, 2003. The increase resulted primarily from our revenue sharing agreement with SGX and license fees relating to our equity products. We incurred $1.7 million of expense related to our revenue sharing agreement with SGX, whereby we pay SGX a portion of our revenue generated by CME Eurodollars on Globex when our relative market share reaches certain levels during SGX’s floor trading hours. This revenue sharing, which is capped at $0.3 million per month, has resulted from the growth in electronic trading of CME Eurodollars. There was no similar expense in 2003 due to the relatively low percentage of CME Eurodollars trading on Globex at that time. In addition, license fees increased by $1.4 million in the first nine months of 2004 from the first nine months of 2003 as a result of increased trading volume and increased licensing rates for certain of our products. We also experienced increases of $0.7 million for consulting services related to Sarbanes-Oxley reporting requirements.

Communications and Computer and Software Maintenance Expense. Communications and computer and software maintenance expense increased $2.9 million, or 8.6%, to $36.9 million for the nine months ended September 30, 2004 from $34.0 million for the nine months ended September 30, 2003. This expense is affected primarily by growth in electronic trading. During the first nine months of 2004, we experienced greater communications expense that included a $0.8 million increase for connections to CME Globex. Also, during the first nine months of 2003 we received a $2.5 million refund from our telecommunications provider as a result of a billing error that related to prior periods. We received a similar refund of $0.3 million during the first nine months of 2004, resulting in a net increase in expenses of $2.2 million during the first nine months of 2004 when compared to the first nine months of 2003. This increase in communication expenses was offset by a $1.8 million decrease in other communication expenses as a result of network consolidation and cost reduction efforts. Our computer and software maintenance costs are driven by the number of transactions processed, not the volume of contracts traded. During the nine months ended September 30, 2004, the number of transactions we processed increased approximately 26%. In addition, we processed approximately 86% of total transactions electronically in the first nine months of 2004 compared to nearly 80% in the first nine months of 2003, which represented 55.1% and 43.2%, respectively, of total contracts traded. As a result, our expenses for software, software maintenance and hardware maintenance increased $1.5 million during the first nine months of 2004 when compared to the same period in 2003.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.4 million, or 1.0%, to $39.5 million for the nine months ended September 30, 2004 from $39.9 million for the nine months ended September 30, 2003. The decrease was primarily the result of certain leasehold improvements, software and technology assets that became fully depreciated or have been retired since September 30, 2003. The depreciation on these assets exceeded the depreciation for assets acquired since that date. Capital expenditures totaled $49.0 million for the nine months ended September 30, 2004 and $63.0 million for the twelve months ended December 31, 2003. Technology-related purchases, defined as purchases of computers and related equipment, software, internally developed software, and costs associated with the build-out of our third data center as well as the expansion of our second data center, represented approximately 87% and 76%, respectively, of these purchases.

Marketing, Advertising and Public Relations Expense. Marketing, advertising and public relations expense decreased $1.1 million, to $7.9 million for the nine months ended September 30, 2004 from $9.0 million for the nine months ended September 30, 2003. In the first nine months of 2003, we incurred $5.1 million of expense associated with our brand advertising campaign. There was no similar expense in the first nine months of 2004. Partially offsetting this decreased brand advertising expense was an increase in product advertising and other marketing-related efforts during the first nine months of 2004 when compared to the same period in 2003.

Other Expense. Other expense increased $3.4 million, or 22.4%, to $18.3 million for the nine months ended September 30, 2004 from $14.9 million for the nine months ended September 30, 2003. The primary factor in this increase was $0.8 million of expense related to the consolidation of the first IEF program that was effective in the third quarter of 2003. This expense represents the distribution of the net earnings of these IEFs to the participants in the program. In addition, we experienced a $0.6 million increase in bank fees, a $0.5 million increase in bad debt expense, a $0.4 million increase in currency delivery fees resulting from increased currency delivery revenue, and increases in other general administrative expenses.

Income Tax Provision

We recorded a tax provision of $110.8 million for the nine months ended September 30, 2004 compared to $63.5 million for the same period in 2003. The effective tax rate was 40.5% for the first nine months of 2004, compared to 40.7% for the first nine months of 2003. The decrease in the effective tax rate resulted primarily from expenses incurred in connection with the June 2003 secondary offering that were not deductible for tax purposes. There was no similar expense in 2004.

Results of Operations for the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Overview

Our operations for the three months ended September 30, 2004 resulted in net income of $59.4 million compared to net income of $31.4 million for the three months ended September 30, 2003. This increase resulted primarily from a 42.5% increase in net revenues that was partially offset by a 12.6% increase in operating expenses. The increase in net revenues was driven by a 37.2% increase in clearing and transaction fees attributed primarily to a 24.6% increase in total trading volume during the third quarter of 2004 when compared to the third quarter of 2003 and the increase in the percentages of trades executed on CME Globex. In addition, the third quarter of 2004 reflects $14.2 million of revenue resulting from clearing and transaction processing services provided to CBOT. The $10.4 million increase in total expenses resulted primarily from a $4.2 million increase in compensation and benefits and a $2.1 million increase in professional fees, outside services and licenses, as well as smaller increases in our other expense categories.

Trading volume for the three months ended September 30, 2004 totaled 208.3 million contracts, representing an average daily trading volume of 3.3 million contracts. This was a 24.6% increase in total trading volume over the 167.2 million contracts traded during the same period in 2003 that represented an average daily trading volume of 2.6 million contracts.

Revenues

Total revenues increased $59.4 million, or 43.3%, to $196.7 million for the three months ended September 30, 2004 from $137.3 million for the three months ended September 30, 2003. Net revenues increased $57.4 million, or 42.5%, in the third quarter of 2004 compared to the same time period in 2003. The increase in revenues was attributable primarily to a 24.6% increase in average daily trading volume in the three months ended September 30, 2004 when compared to the three months ended September 30, 2003 as well as the growth in electronic trading volume. In the third quarter of 2004, CME Globex volume represented 61.8% of total trading volume, or 2.0 million contracts per day, a 71.2% increase over the same period in 2003. The additional clearing and transaction fees resulting from the increased trading volume were augmented by fees for clearing and transaction processing services, increased revenue from quotation data fees, additional investment income and increased fees for managing our IEF programs.

Clearing and Transaction Fees. Clearing and transaction fees increased $40.1 million, or 37.2%, to $147.9 million for the three months ended September 30, 2004 from $107.8 million for the three months ended September 30, 2003. A significant portion of the increase was attributable to the 24.6% increase in average daily trading volume. In addition to the increase in trading volume, there was an increase in the percentage of trading volume executed on CME Globex, for which additional fees are assessed. In the third quarter of 2004, CME Globex average daily trading volume was 2.0 million contracts, or 61.8% of total trading volume compared to 1.2 million contracts, or 45.0% during the same period in 2003. The increase in CME Globex volume occurred primarily in our interest rate and foreign exchange products during the three months ended September 30, 2004 when compared to the three months ended September 30, 2003.

The average rate per contract, excluding our TRAKRS contracts, increased to $0.717 for the three months ended September 30, 2004 from $0.674 for the same period in 2003. The average rate per contract in the third quarter of 2004 increased by $0.038 as a result of a greater percentage of our trades being executed on CME Globex, which has a higher rate per contract. In addition, the average rate per contract increased by $0.032 due to a decrease in the percentage of our volume receiving member rates. For the three months ended September 30, 2004, 77% of our volume was generated by members compared to 79% for the same period in 2003. Partially offsetting these increases to the average rate per contract was a reduction of $0.010 from reduced volume in our mutual offset agreement with SGX. Also, the average rate per contract was reduced by $0.007 for the three months ended September 30, 2004 when compared to the same time period in 2003 as a result of $1.1 million of clearing fee assessments that increased revenues during the three months ended September 30, 2003. There were no similar assessments during the same period in 2004. In addition, our tiered pricing structure for CME Eurodollars reduced the average rate per contract by $0.006 during the three months ended September 30, 2004 as trading volume increased in our CME Eurodollar contracts resulting in additional provided incentives. Finally, although our CME Eurodollar back month incentive program, that began on March 1, 2003, ended on December 31, 2003, similar incentives were granted during 2004 through our CME Eurodollar market maker program. Therefore, the increase in the average rate per contract from the expiration of one program was offset by the impact of the new program.

The following table shows the average daily trading volume in our four product areas, the percentage of total volume that was traded electronically on CME Globex, and total clearing and transaction fee revenues expressed in dollars and as an average rate per contract:

	Three Months Ended September 30,		Percentage Increase (Decrease)
Product Area	2004	2003
Interest Rate	1,854,232	1,257,408	47.5%
Equity, excluding TRAKRS	1,135,360	1,067,538	6.4
Foreign Exchange	193,134	135,768	42.3
Commodity	40,546	38,369	5.7

Total Volume, excluding TRAKRS	3,223,272	2,499,083	29.0
TRAKRS	31,361	113,924	(72.5)

Total Volume	3,254,633	2,613,007	24.6

CME Globex Volume, including TRAKRS	2,012,762	1,175,569	71.2

CME Globex Volume as a Percent of Total Volume, including TRAKRS	61.8%	45.0%
Clearing and Transaction Fee Revenues (in thousands)	$147,937	$107,846
Average Rate per Contract, excluding TRAKRS	$0.717	$0.674
Average Rate per Contract	$0.710	$0.645

We experienced an increase in our interest rate volume in the third quarter of 2004 when compared to the third quarter of 2003. In the third quarter of 2004, 44.1% of our interest rate volume was executed on CME Globex compared to 3.5% during the same period in 2003. This increase represented incremental average daily trading volume in our interest rate products on CME Globex of 773,808 contracts. More competitive customer fees, the participation of market makers and increased usage of handheld electronic trading units on our trading floor contributed to increased trading volume of CME Eurodollars on Globex. In 2004, there has also been continuing uncertainty related to interest rate levels and actual Federal Reserve Board interest rate changes that was not evident in the third quarter of 2003. Our equity volume increased by 6.4% during the third quarter of 2004 when compared with the same period of 2003. Despite lower volatility in the U.S. equity markets, the trading volume was influenced by increased distribution to our equity user base, the success of our Russell products and increased activity in our CME E-mini products. Our foreign exchange volume has benefited from increased volatility, the introduction of various incentive plans and additional European market awareness. The publicity related to our launching of three new Eastern European currencies during the third quarter of 2004 has led to increased visibility with foreign exchange market participants. In the third quarter of 2004, 67.3% of our foreign exchange volume was conducted on CME Globex compared to 45.8% during the same period in 2003. This increase was due to the introduction of our incentive plans and wider distribution access to Asian and European market participants. Price levels and volatility patterns contributed to the increase in volume in our commodity products during the third quarter of 2004 when compared to the third quarter of 2003.

Clearing and Transaction Processing Services. Clearing and transaction processing services increased $14.2 million to $14.4 million for the three months ended September 30, 2004 from $0.2 million for the three months ended September 30, 2003. The increase was a result of providing clearing and transaction processing services to CBOT. We cleared more than 151 million matched contracts for CBOT during the three months ended September 30, 2004 resulting in revenues of $14.2 million.

Quotation Data Fees. Quotation data fees increased $1.3 million, or 9.6%, to $14.9 million for the three months ended September 30, 2004 from $13.6 million for the three months ended September 30, 2003. The increase resulted primarily from the change to our fee structure that was implemented on January 1, 2004.

Access Fees. Access fees were relatively constant at $3.9 million for the three months ended September 30, 2004 and $4.0 million for three months ended September 30, 2003.

Communication Fees. Communication fees were relatively constant at $2.5 million for the three months ended September 30, 2004 and $2.4 million for the three months ended September 30, 2003. The number of individuals and firms utilizing our communications services and the associated rates have not changed significantly during the three months ended September 30, 2004 and 2003.

Investment Income. Investment income increased $0.8 million, or 37.3%, to $3.2 million for the three months ended September 30, 2004 from $2.4 million for the three months ended September 30, 2003. This increase resulted primarily from an increase in the annualized average rate earned on all investments to approximately 1.7% in the third quarter of 2004 compared to approximately 1.0% during the same time period in 2003, resulting in approximately $1.2 million of additional interest income. The third quarter of 2004 included approximately $0.4 million of additional interest income as a result of increased funds available for investment and increased cash performance bonds and security deposits. Partially offsetting these increases was a $0.4 million decrease in the investment results of our non-qualified deferred compensation plan that is included in investment income but does not affect our net income, as there is an equal decrease in our compensation and benefits expense.

Securities Lending Interest Income and Expense. Securities lending interest income increased $2.1 million, to $4.5 million for the three months ended September 30, 2004 from $2.4 million for the three months ended September 30, 2003. The average balance of proceeds from securities lending activity was $1.2 billion for the three months ended September 30, 2004 and $0.9 billion for the three months ended September 30, 2003. Securities lending interest expense increased $2.0 million, to $4.3 million for the three months ended September 30, 2004 from $2.3 million for the three months ended September 30, 2003. This expense is an integral part of our securities lending program and is required to engage in securities lending transactions. Therefore, this expense is presented in the consolidated statements of income as a reduction of total revenues. The net revenues from securities lending represented an annualized return of 0.06% on the average daily balance in the third quarter of 2004 compared to 0.09% in the third quarter of 2003.

Other Revenue. Other revenue increased $0.8 million, or 19.6%, to $5.3 million for the three months ended September 30, 2004 from $4.5 million for the three months ended September 30, 2003. The increase is primarily due to a $0.7 million increase in fees associated with managing our IEF programs, a $0.5 million increase in sales of our CME SPAN software, and a $0.2 million decrease in our share of the OneChicago net loss during the third quarter of 2004. These increases were partially offset by a decrease in net trading gains for GFX of $0.4 million. Lastly, in the third quarter of 2004, we experienced a $0.2 million increase in losses on certain technology equipment taken out of service when compared to the same time period in 2003.

Expenses

Total operating expenses increased $10.4 million, or 12.6%, to $92.5 million for the three months ended September 30, 2004 from $82.1 million for the three months ended September 30, 2003. This increase was attributed primarily to additional expense of $4.2 million in compensation and benefits, $2.1 million related to professional fees, outside services and licenses, $1.3 million in communications and computer and software maintenance and $1.1 million in marketing, advertising and public relations, as well as smaller increases in various other expense categories.

Compensation and Benefits Expense. Compensation and benefits expense increased $4.2 million, or 11.7%, to $40.9 million for the three months ended September 30, 2004 from $36.7 million for the three months ended September 30, 2003. There were three significant components to this increase. First, the average number of employees increased approximately 4%, or by 52 employees, in the third quarter of 2004 compared with the third quarter of 2003. This increased headcount resulted in additional compensation and benefits expense of approximately $1.3 million. Second, there was an increase of $1.3 million in the bonus expense accrued under the provisions of our annual incentive plan. Lastly, stock-based compensation expense increased by $1.1 million, primarily as a result of expense recognized during the third quarter of 2004 for the options granted in June 2004. Other factors contributing to the increase include $0.6 million for the annual salary increases and related increases in employer taxes and benefits and a $0.3 million decrease in the capitalization of compensation and benefits relating to internally developed software. These increases were partially offset by a $0.4 million reduction in the earnings of the non-qualified deferred compensation plan which has no affect on net income as there is an equal and offsetting impact to our investment income.

Occupancy Expense. Occupancy expense increased $0.6 million, or 9.5%, to $7.0 million for the three months ended September 30, 2004 from $6.4 million for the three months ended September 30, 2003. Occupancy expense increased primarily as a result of rent that began in April 2004 for an additional remote data center, additional space we now lease at our main location, and increased operating expenses.

Professional Fees, Outside Services and Licenses Expense. Professional fees, outside services and licenses expense increased $2.1 million, or 27.6%, to $10.0 million for the three months ended September 30, 2004 from $7.9 million for the three months ended September 30, 2003. The increase resulted primarily from our revenue sharing agreement with SGX and license fees relating to our equity products. We experienced a $0.9 million expense related to a revenue sharing agreement with SGX, whereby we pay SGX a portion of our revenue generated by CME Eurodollars on Globex when our relative market share reaches certain levels during SGX’s floor trading hours. There was no similar revenue sharing payment required in 2003. In addition, license fees increased by $0.5 million in the third quarter of 2004 from the third quarter of 2003 as a result of increased trading volume and increased licensing rates for certain of our products. We also experienced an increase of $0.5 million for consulting services related to Sarbanes-Oxley reporting requirements.

Communications and Computer and Software Maintenance Expense. Communications and computer and software maintenance expense increased $1.3 million, or 12.4%, to $12.0 million for the three months ended September 30, 2004 from $10.7 million for the three months ended September 30, 2003. This expense is affected primarily by growth in electronic trading. In the third quarter of 2004, we experienced an increase in communications expense of $0.6 million. This increase was due primarily to a $1.4 million refund in the third quarter of 2003 from our telecommunications provider as a result of a billing error that related to prior periods. There was no similar refund in the third quarter of 2004. Partially offsetting this increase was a reduction of $0.8 million in the third quarter of 2004 due to network consolidation, renegotiations and other cost reduction efforts, partially offset by costs associated with the expansion of our European operations. Our computer and software maintenance costs are driven by the number of transactions processed, not the volume of contracts traded. During the three months ended September 30, 2004, the number of transactions we processed increased approximately 26%. In addition, we processed nearly 89% of total transactions electronically in the third quarter of 2004 compared to approximately 80% in the third quarter of 2003, which represented 61.8% and 45.0%, respectively, of total contracts traded. As a result, our expenses for software, software maintenance and hardware maintenance increased $0.6 million in the third quarter of 2004 compared to the third quarter of 2003.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.3 million, or 1.7%, to $13.6 million for the three months ended September 30, 2004 from $13.3 million for the three months ended September 30, 2003. This increase was the result of the depreciation for leasehold improvements, software and technology assets acquired since September 30, 2003 that exceeded the depreciation for certain assets that became fully depreciated or were retired since September 30, 2003.

Marketing, Advertising and Public Relations Expense. Marketing, advertising and public relations expense increased $1.1 million, to $2.9 million for the three months ended September 30, 2004 from $1.8 million for the three months ended September 30, 2003. This increase resulted from additional product advertising and other marketing-related efforts during the three months ended September 30, 2004.

Other Expense. Other expense increased $0.8 million, or 13.6%, to $6.1 million for the three months ended September 30, 2004 from $5.3 million for the three months ended September 30, 2003. This increase resulted primarily from additional bank fees, bad debt expense and other general administrative expenses.

Income Tax Provision

We recorded a tax provision of $40.5 million for the three months ended September 30, 2004 compared to $21.5 million for the same period in 2003. The effective tax rate was relatively constant at 40.5% for the third quarter of 2004 and 40.6% for the third quarter of 2003.

Liquidity and Capital Resources

Liquidity and Cash Management. Cash and cash equivalents increased $97.7 million during the nine months ended September 30, 2004, totaling $282.8 million at September 30, 2004 compared to $185.1 million at December 31, 2003. The increase resulted primarily from cash provided by operations of $227.4 million that was substantially offset by purchases of property, net of trade-in allowances, of $49.0 million; purchases of marketable securities, net of sales and maturities, of $49.7 million; and our regular quarterly dividends totaling $26.2 million. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, alternative investment choices and any dividends that we pay.

Included in other assets are net deferred tax assets of $10.3 million and $14.0 million at September 30, 2004 and December 31, 2003, respectively. These net deferred tax assets result primarily from depreciation, stock-based compensation and deferred compensation. There is no valuation reserve for these assets as we expect to fully realize their value in the future based on our expectation of future taxable income.

Historically, we have met our funding requirements from operations. If operations do not provide sufficient funds to complete capital expenditures, short-term investments or marketable securities can be liquidated to provide the needed funds, or assets can be acquired through capital leases.

Sources and Uses of Cash. Net cash provided by operating activities was $227.4 million for the nine months ended September 30, 2004 and $138.6 million for the same period in 2003. While net income increased from period to period by $70.2 million, cash provided by operations increased by $88.8 million primarily as a result of an increase in tax benefits related to employee option exercises and vesting of restricted stock, that was partially offset by increases in accounts receivable and a decrease in other current liabilities. Tax benefits related to employee option exercises and vesting of restricted stock increased to $43.3 million for the nine months ended September 30, 2004 compared to $3.8 million for the same period in 2003. This is a result of employee stock transactions in the second and third quarters of 2004 that will reduce income tax obligations for 2004. We experienced an increase in accounts receivable of $31.3 million during the nine month period ended September 30, 2004 compared to an increase of $7.1 million for the same period in 2003. Accounts receivable at the end of any period results from the clearing and transaction fees billed in the last month of the reporting period. Clearing and transaction fees were $15.2 million greater in September 2004 than in September 2003. Additional receivables also existed at September 30, 2004 as a result of the clearing and transaction processing services we provided to CBOT that were fully implemented on January 2, 2004. There was no similar receivable at September 30, 2003. Other current liabilities increased by $2.7 million during the nine month period ended September 30, 2004 compared to an increase of $12.9 million for the same period in 2003. This resulted primarily from a decrease in current taxes payable during the nine month period ended September 30, 2004 as a result of tax benefits we will receive from the exercise of employee stock awards.

Cash used in investing activities was $104.4 million for the nine months ended September 30, 2004 compared to $73.2 million for the nine months ended September 30, 2003. The increase of $31.2 million was primarily due to the $49.7 million of purchases of marketable securities in excess of the cash provided by the maturities of marketable securities in the first nine months of 2004. These purchases resulted from the change in our investment policy that we implemented in the third quarter of 2003. In the first nine months of 2003 similar purchases of marketable securities totaled $29.6 million. Cash used to acquire and develop capital assets increased $10.9 million, to $49.0 million for the first nine months of 2004 from $38.1 million for the same period in 2003. The intellectual property and operating assets of Liquidity Direct Technology, LLC were acquired in 2004 and included $0.5 million for software that is reflected within purchases of property. Partially offsetting these increased uses in 2004 was a reduction in capital contributed to OneChicago. A contribution to OneChicago of $0.9 million was made in the first nine months of 2004 compared to contributions of $5.5 million during the same period in 2003.

Cash used in financing activities was $25.3 million for the nine months ended September 30, 2004 compared to $13.1 million for the same period in 2003. The increase resulted primarily from the payment of regular quarterly dividends that totaled $26.2 million in the first nine months of 2004 compared to $13.7 million for the same period in 2003. The increase resulted primarily from our improved prior year’s cash earnings that is the basis used to determine the amount of the dividend and the increase in our annual dividend target from 20% to approximately 30% of the prior year’s cash earnings. This increase in the target was effective with the dividend payment in the fourth quarter of 2003. In addition, cash used in financing activities for the regularly scheduled payments on long-term debt related to our capital lease obligations decreased $3.5 million to $1.3 million for the first nine months of 2004 from $4.8 million for the same period in 2003. These capital lease obligations will be completely paid by year-end 2004. The proceeds from stock option exercises decreased $3.2 million to $2.2 million for the nine months ended September 30, 2004 from $5.4 million for the nine months ended September 30, 2003. The majority of stock option exercises for the nine months ended September 30, 2003 were for options exercised in our secondary offering of stock that was completed in June 2003. There was no corresponding offering in 2004. The majority of stock option exercises for the nine months ended September 30, 2004 did not result in the receipt of cash since the former CEO and certain employees elected to satisfy the exercise price of their options through the surrender of a portion of those options.

Debt Instruments. As of September 30, 2004, we were contingently liable on irrevocable letters of credit totaling $52.0 million in connection with our mutual offset system with SGX.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents interest rate risk relating to the marketable securities that are available for sale, as well as derivatives trading risk associated with GFX. With respect to interest rate risk, a change in market interest rates would impact interest income from temporary cash investments, cash performance bonds and security deposits, variable-rate marketable securities and new purchases of marketable securities. Changes in market interest rates also would have an effect on the fair value of any marketable securities owned. In the third quarter of 2003, we implemented a change to our investment policy that expands our investment choices and extends the maturity of our investments relative to the investment policy that had been in effect since the third quarter of 2002. Investment choices have been expanded to include U.S. Treasury and agency securities, other securities escrowed by U.S. Treasury securities and AAA-rated corporate debt securities. Pursuant to this new policy, maturities may now extend to a maximum of 60 months and we plan to hold investments to maturity.

Our previous investment policy, which became effective in the third quarter of 2002 and was in effect until we implemented our new investment policy, required that we invest only in cash equivalents composed primarily of institutional money market mutual funds and obligations of the U.S. Government and its agencies with maturities of seven days or less.

Interest Rate Risk. Interest income from marketable securities, short-term cash investments and cash performance bonds and security deposits was $7.3 million in the first nine months of 2004 and $3.9 million for the first nine months of 2003. Our marketable securities experienced net unrealized losses of $1.2 million and no realized gains or losses during the nine month period ended September 30, 2004. There were no realized or unrealized gains during the same period of 2003. At September 30, 2004, we owned marketable securities with a fair value of $302.8 million.

Contractual maturities and interest coupon rates for fixed-rate marketable securities at September 30, 2004 were as follows (dollars in thousands):

Year	Principal Amount	Weighted Average Interest Rate
2004	$18,921	1.87%
2005	75,181	2.56
2006	73,571	3.82
2007	72,317	4.35
2008	59,687	2.12

Total	$299,677	3.17%
Fair Value	$302,779

The 2004 and 2008 contractual maturities include certain zero-coupon marketable securities. Excluding these securities, the 2004 and 2008 weighted average interest rates would be 2.09% and 3.34%, respectively.

Under the investment policy that has been in effect during 2004, we monitor interest rate risk by completing regular reviews of our marketable securities portfolio and its sensitivity to changes in the general level of interest rates, commonly referred to as a portfolio’s duration. We control the duration of the portfolio primarily through the purchase of individual marketable securities having a duration consistent with our overall investment policy. In addition, we will generally hold marketable securities to maturity, which will act as a further mitigating factor with respect to interest rate risk.

Derivatives Trading Risk. GFX engages in the purchase and sale of our foreign exchange futures contracts on CME Globex to provide liquidity in our products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit market risk. GFX also engaged in purchases and sales of CME Eurodollar futures contracts on Globex during 2003 and the first six months of 2004. At the end of the second quarter of 2004, it was determined that GFX’s participation in CME Eurodollars on Globex was no longer necessary for liquidity purposes. Any potential impact on the earnings of GFX from a change in foreign exchange rates would not be significant. Net position limits are established for each trader and totaled $12.0 million in aggregate notional value as of September 30, 2004.

At September 30, 2004, GFX held futures positions with a notional value of $99.0 million, offset by a similar amount of spot foreign exchange positions. The notional value of futures positions at September 30, 2003 totaled $99.7 million. All positions are marked to market through a charge or credit to other revenue on a daily basis. Net trading gains were $5.6 million for the nine months ended September 30, 2004 and $5.3 million for the nine months ended September 30, 2003.

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

On August 3, 2004, McGraw-Hill Companies, Inc. filed suit against CME in the Southern District of New York seeking declaratory and injunctive relief relating to the scope and proper interpretation of the 1997 License Agreement under which we trade various products based on S&P indexes. McGraw-Hill claims that statements about a launch by CME of a variance product based on an S&P index amounts to a threatened breach of contract, misappropriation, federal trademark infringement and unfair competition, federal and state trademark dilution, common law trademark infringement, and common law unfair competition. McGraw-Hill is seeking unspecified damages in addition to an injunction. On September 20, 2004, CME filed its answer and counterclaims against

McGraw-Hill, including claims for injunctive relief, breach of contract and unspecified damages. CME also named the Chicago Board Options Exchange and CBOE Futures Exchange, LLC as additional parties and is seeking injunctive relief and punitive damages for tortious interference with contractual and prospective business relations and misappropriation. Based on its investigation to date and advice from legal counsel, we believe McGraw-Hill’s claims are without merit and intend to defend them vigorously.

On October 14, 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc., filed suit against the CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. The U.S. Futures Exchange, L.L.C. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. On December 12, 2003, CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. On September 2, 2004, the judge granted CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. Based on its investigation to date and advice from legal counsel, we believe this suit lacks factual or legal foundation and we intend to vigorously defend against these charges.

In November 2002, a former employee filed a complaint against CME in the Circuit Court of Cook County, Illinois (Case No. 02L014905), which was subsequently amended to allege common law claims of retaliatory discharge. This individual is seeking damages in excess of $3 million in this action. On July 19, 2004, the court granted CME’s motion to dismiss for failure to state a claim with leave for the petitioner to re-file his claim. On August 16, 2004, the former employee re-filed his claim for retaliatory discharge. On September 29, 2004, CME again moved to dismiss for failure to state a claim. The response to this motion was filed October 20, 2004. Discovery in this matter is ongoing. CME has asserted three counterclaims against the former employee for breach of fiduciary duty, unlawful destruction of personal property and conversion. In June 2003, the former employee filed a complaint in the United States District Court for the Northern District of Illinois alleging that his employment was terminated because of his race in violation of Title VII, and that his employment termination violated Section 1981 (which prohibits discrimination in making and enforcing contracts). In this matter, the individual seeks reinstatement, back pay and benefits, punitive damages in the amount of $2 million, plus actual damages to be determined at trial. CME has asserted the same three counterclaims alleged in the state action in the federal action. Discovery in this matter was closed in October. Based on its investigation to date and advice from legal counsel, we believe these claims are without merit and intend to defend them vigorously.

Item 6.	Exhibits

10.1	**	Form of Equity Grant Letter for Executive Officers.

10.2		Second Amendment, made as of October 7, 2004, to that certain Lease, dated as of November 11, 1983, between Chicago Mercantile Exchange Trust (successor to CME Real Estate Company) and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc. Form 8-K filed with the SEC on October 19, 2004).

10.3		Sixth Amendment, dated as of May 1, 2003, the Seventh Amendment, dated as of April 20, 2004, and the Eighth Amendment, dated as of October 29, 2004 to that certain Lease, dated March 31, 1998, between EOP – 10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated June 2, 1981 and known as Trust No. 51234) and Chicago Mercantile Exchange Inc.

10.4		Credit Agreement, dated as of October 15, 2004, among Chicago Mercantile Exchange Inc., each of the banks from time to time party thereto and the Bank of New York, as collateral agent (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc. Form 8-K filed with the SEC on October 19, 2004).

31.1		Section 302 Certification—Craig S. Donohue, Chief Executive Officer.

31.2		Section 302 Certification—James E. Parisi, Managing Director and Chief Financial Officer.

32.1		Section 906 Certification.

99.1		Certain Factors That May Affect Our Business.

**	Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. (Registrant)

Dated: November 8, 2004	By:	/s/ James E. Parisi
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer