Form 10-K
period 2004-12-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2005-03-10
CIK 1156375

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $4.9 billion (based on the closing price per share of Chicago Mercantile Exchange Holdings Inc. Class A common stock on the New York Stock Exchange on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 18, 2005 was as follows: 34,212,286 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2004	Part II

Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders	Parts II and III

PART I

In this Annual Report on Form 10-K, we refer to Chicago Mercantile Exchange Holdings Inc. as “CME Holdings” and to Chicago Mercantile Exchange Inc. as “CME.” The terms “we,” “us” and “our” refer to CME Holdings and CME.

All references to volume, rate per contract and open interest in this Annual Report on Form 10-K exclude our non-traditional TRAKRS® products, for which we receive significantly lower clearing fees than other CME products.

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. For example, these “forward-looking statements” are included in this Annual Report on Form 10-K in “Item 1. Business” and in Exhibit 13.1, among other places. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you to not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that might affect our performance are:

•	increasing competition by foreign and domestic competitors, including new entrants into our markets;

•	our ability to keep pace with rapid technological developments, including our ability to complete the development and implementation of the enhanced functionality required by our customers;

•	our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and our ability to maintain the competitiveness of our existing products and services;

•	our ability to successfully implement our competitive initiatives;

•	our ability to efficiently and simultaneously operate both open outcry trading and electronic trade execution facilities;

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to continue to realize the benefits of our transaction processing agreement with the Chicago Board of Trade;

•	our ability to maintain existing customers and attract new ones;

•	changes in domestic and foreign regulations;

•	changes in government policy, including interest rate policy and policies relating to common or directed clearing;

•	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to recover market data fees that may be reduced or eliminated by the growth of electronic trading;

•	changes in the level of trading activity, mix of member and non-member trading volume, price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

•	the ability of our joint venture, OneChicago, LLC, to obtain market acceptance of its products and achieve sufficient trading volume to operate profitably;

•	economic, political and market conditions;

•	our ability to accommodate increases in trading volume without failure or degradation of performance of our trading systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	industry and customer consolidation;

•	decreases in trading and clearing activity; and

•	seasonality of the futures business.

For a detailed discussion of these and other factors that might affect our performance, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Certain Factors that May Affect Our Business.”

Chicago Mercantile Exchange, our globe logo, CME®, E-mini™, Globex®, International Monetary Market®, IEF® IOM®, IMM®, Growth and Emerging Markets®, GEM®, SPAN® and Globex Trader-Internetsm are our trademarks. CLEARING 21® and e-miNYsm are trademarks, of CME and New York Mercantile Exchange, Inc., or NYMEX.

Goldman Sachs Commodity Index®, NASDAQ-100®, NASDAQ-100 Index®, NASDAQ Composite®, NASDAQ Composite Index®, Nikkei 225™, Russell 1000®, Russell 2000®, Russell 3000®, S&P 500®, S&P®, S&P/BARRA Growth™, S&P/BARRA Value™, S&P MidCap 400™, S&P/TOPIX 150™, TRAKRS® and other trade names, service marks, trademarks and registered trademarks are the property of their respective owners and are used herein under license.

ITEM 1. BUSINESS

General

We are the largest futures exchange in the United States for the trading of futures contracts and options on futures contracts, often called derivatives, as measured by 2004 annual trading volume. In 2004, our customers, which include our members, traded futures contracts and options on futures contracts with an underlying value of $463 trillion, making us the world’s largest exchange by this measure. We also have the largest futures and options on futures open interest of any exchange in the world. As of December 31, 2004, our open interest record was 28.5 million contracts set on December 9, 2004. Open interest is the number of outstanding contracts at the close of the trading day at the exchange and is a leading indicator of liquidity. Liquidity of markets, or the ability of a market to quickly and efficiently absorb the execution of large purchases or sales, is a key to attracting customers and contributing to a market’s success.

Futures and options on futures provide a way to protect against – and potentially profit from – price changes in financial instruments and physical commodities. Futures contracts are legally binding agreements to buy or sell something in the future, such as livestock or foreign currency. The buyer and seller of a futures contract agree on a price today for a product to be delivered and paid for in the future. Each contract specifies the quantity of the item and the time of delivery or payment.

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

As a marketplace for global risk management, our exchange brings together buyers and sellers of derivatives products, which trade on our CME® Globex® electronic trading platform, on our trading floors through open outcry and via privately negotiated transactions that we clear. We offer market participants the opportunity to trade futures contracts and options on futures contracts on interest rates, equity indexes, foreign exchange and commodities. Our key products include CME Eurodollar contracts and contracts based on major U.S. stock indexes, including the S&P 500® and the NASDAQ-100®. We also offer contracts for the principal foreign currencies and for a number of commodity products, including cattle, hogs and dairy. We believe several of our key products serve as global financial benchmarks. For example, our CME Eurodollar contract provides a benchmark for measuring the relative value of U.S. dollar-denominated, short-term fixed-income securities. Similarly, our S&P 500 Index and NASDAQ-100 Index contracts are closely linked to the benchmark indexes for U.S. equity performance.

We own our clearing house, which is the largest derivatives clearing operation in the world for futures and options on futures, and we guarantee, clear and settle every contract traded through our exchange. As a result of our agreement to provide clearing and related services to the Chicago Board of Trade, or the CBOT, we now clear approximately 90% of all futures contracts and options on futures contracts in the United States. During 2004, we processed an average of approximately 701,000 and 365,000 trade transactions per day for CME, including our non-traditional TRAKRS contracts, and CBOT products, respectively. We currently have the capacity to clear more than 4.0 million trade transactions per day. Our systems are scalable and give us the ability to increase our capacity with little lead time. As of

December 31, 2004, we acted as custodian for approximately $44.1 billion in performance bond collateral, including $3.1 billion in deposits for non-CME products. In 2004, we moved an average of $1.5 billion of settlement funds through our clearing system each day. In addition, 50 exchanges and clearing organizations worldwide have adopted our CME SPAN® risk evaluation system, which is used to determine the appropriate performance bond requirements for trading portfolios.

CME was founded in 1898 as a not-for-profit corporation. In November 2000, we became the first U.S. financial exchange to demutualize and become a shareholder-owned corporation. As a consequence, we have adopted a for-profit approach to our business, including strategic initiatives aimed at optimizing volume, efficiency and liquidity. We posted record trading volume of approximately 787 million contracts in 2004, an increase of approximately 27% over 2003, which was previously our busiest year.

We have a history of innovation in our industry. In the 1960s, we introduced the first livestock futures contract that resulted in the physical delivery of live cattle. In 1972, we introduced the world’s first financial futures contracts when we launched seven foreign exchange futures contracts. That innovation fundamentally changed the nature and scope of futures markets, transforming them from agricultural hedging mechanisms to hedging and risk management markets for financial instruments and financial risks. We also developed the first cash-settled futures in 1981 with the introduction of CME Eurodollar futures, which is one of the world’s most actively traded futures contracts. Cash settlement also enabled us to introduce in 1982 the first successful stock index futures contract, the S&P 500 futures. In 1987, we pioneered the concept of global electronic trading of derivatives contracts, and we subsequently launched the CME Globex electronic trading platform in 1992. Today, most of our products trade electronically, as well as on our open outcry trading floors. In 1997, we introduced the first of the CME E-mini™ stock index products, which are smaller-sized electronically traded versions of our benchmark stock index futures contracts. In April 2003, we entered into an agreement with the CBOT to provide clearing and related services for CBOT futures contracts and options on futures contracts.

We devote substantial resources to introducing new products based on new markets or securities and increasing the distribution of our existing products. In 2004, we launched Japanese yen denominated Nikkei 225™ stock index futures contracts; futures and options on futures contracts based on three of the most commonly used varieties of fertilizer; weather futures and options on futures for Tokyo and Osaka, Japan; electronically traded futures contracts on the U.S. Consumer Price Index, or CPI, and equity index options on E-mini NASDAQ-100 futures contracts. Options on E-mini Russell 2000® futures contracts, the fourth most active stock index contract in the United States, were launched in the first quarter of 2005. In addition, in 2004 we announced our agreement with Reuters Transaction Services Limited, or Reuters, to offer access to our electronic foreign exchange markets to Reuters’ global customer base over the Reuters Dealing 3000 trading system. This arrangement will give dealers in the interbank market direct access to our foreign exchange products in cash equivalent format and will enhance their ability to seamlessly trade foreign exchange spot, forwards and futures. To further expand access and increase efficiency of our CME Globex platform throughout Europe, we added six telecommunications hubs, in addition to the one we had in London, in the key European financial centers of Amsterdam, Dublin, Frankfurt, Gibraltar, Milan and Paris. To reduce connectivity costs for our Pacific Rim customers, we also plan to establish our first Asian hub in Singapore in 2005.

Trading on our open outcry trading floors is conducted exclusively by our members. Our members are individual traders, as well as most of the world’s largest banks, brokerages and investment houses. Prior to the introduction of our electronic trading platform, our members traded only on our open outcry trading floors and through privately negotiated transactions. Today, our members are able to conduct trading on our open outcry trading floors, electronically on the CME Globex platform and through privately negotiated transactions that we clear. Members who broker trades executed on our open outcry trading floors generally do not play a role in facilitating the execution of transactions on behalf of customers on the CME Globex platform. In 2004, volume on the CME Globex electronic trading platform represented approximately 57% of our trading volume compared to approximately 42% in 2003.

Prior to our demutualization, direct access to our markets, whether on our open outcry trading floors or through the CME Globex platform, was limited to members and those with an exchange permit who met specified qualifications. In connection with our demutualization, we opened access to our markets by allowing unlimited, direct access to the CME Globex platform for all market participants. Today, any individual or institutional customer guaranteed by a clearing firm is able to obtain direct access to the CME Globex platform. As a result of the increased access to our markets, all market participants now have the ability to view bids and offers in the market. Generally, member customers are charged lower fees than our non-member customers. Certain of our customers benefit from volume discounts and limits on fees as part of our effort to encourage increased liquidity in our markets. In 2004, our members were responsible for nearly 78% of our total trading volume.

As a result of our conversion into a for-profit corporation in the fall of 2000, individuals and entities who, at the time, were members and owned trading rights on our exchange, became the owners of all our outstanding equity. These individuals and entities continued to own substantially all of our outstanding equity following our reorganization into a holding company structure in December 2001 and our initial public offering in December 2002. We believe that owners of trading rights on our exchange continue to own a substantial amount of our Class A common stock.

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

Highly Liquid Markets. The liquidity in our markets is a key factor in attracting and retaining customers. We have the largest open interest of any exchange in the world of futures and options on futures contracts. As of December 31, 2004, our open interest record was 28.5 million contracts set on December 9, 2004. During 2004, we posted record trading volume of approximately 787 million contracts, an increase of approximately 27% over 2003, making us the most active exchange in the United States and the second most active in the world for the trading of futures contracts and options on futures contracts during that period. By notional or underlying value, we are the largest futures exchange in the world, with $463 trillion traded in 2004.

Global Benchmark Products. We believe our key products serve as global benchmarks for valuing and managing risk. Our CME Eurodollar contract serves as a global benchmark for measuring the relative value of U.S. dollar-denominated short-term fixed-income securities. Similarly, the S&P 500, NASDAQ-100 and Russell indexes are considered primary tools for benchmarking investment performance against U.S. equity market exposure. Our S&P 500, NASDAQ-100 and Russell Index contracts, which are based on these benchmarks, are recognized by our customers as efficient tools for managing and hedging their equity market risks.

Diverse Portfolio of Products and Services. We differentiate ourselves from our competitors by developing and offering to our customers a diverse array of products, as well as a broad range of trade execution and clearing services. We have a long history of developing innovative interest rate, equity index, foreign exchange and commodity products designed to appeal to institutional and individual customers. We offer both open outcry auction trading and electronic order-matching services, and we provide facilities to clear privately negotiated transactions. Our markets provide important risk management tools to our customers, which include leading global and financial institutions. We work closely with our customers to create markets and products that meet their needs. These relationships help us to anticipate and lead industry changes.

Wholly Owned Clearing House. We own our clearing house, which guarantees, clears and settles every contract traded through our exchange and futures and options on futures contracts traded through the CBOT. During 2004, we processed an average of approximately 701,000 and 365,000 trade transactions per day for CME, including our non-traditional TRAKRS contracts, and CBOT products, respectively. We currently have the capacity to clear more than 4.0 million trade transactions per day, and our scalable systems give us the ability to further increase our capacity with little lead time. On September 24, 2004, the clearing house surpassed one billion contracts cleared in 2004. In January 2004, we fully implemented our agreement with the CBOT to provide clearing and related services for CBOT futures contracts and options on futures contracts. As of December 31, 2004, we acted as custodian for approximately $44.1 billion in performance bond collateral, including 3.1 billion in deposits for non-CME products, and, in 2004, moved an average of $1.5 billion of settlement funds through our clearing system each day. We believe our performance guarantee is a major attraction to our markets, particularly compared to the over-the-counter, or OTC, markets, because it substantially reduces counterparty risk. Our clearing system permits more efficient use of capital for our customers by allowing netting of long and short positions in a single type of contract and providing risk offset and cross-margining arrangements with several other leading clearing houses. In addition, ownership of our clearing house enables us to more quickly and efficiently bring new products to market through coordination of our clearing functions with our product development, technology, market regulation and other risk management activities. Our goal is to design our system to service historical peak volumes, provide clearing services to the CBOT and other exchanges and introduce new products with high volume potential.

Proven and Scalable Technology. We believe our ability to use technology effectively has been a key factor in the successful development of our business. As a result of significant investments in our technology asset base, we possess fast, reliable and fully integrated trading and clearing systems. Our goal is to design our highly scalable systems to accommodate additional products with relatively limited modifications and low incremental costs. The core components of our system infrastructure for trading, clearing and risk management are becoming widely adopted throughout the futures industry, resulting in common interfaces and efficiencies for intermediaries and customers. For example, our CME SPAN risk evaluation system has been adopted by 50 exchanges and clearing organizations worldwide.

Global Reach. Globalization of financial markets is expanding the customer base for futures products beyond traditional boundaries. Our electronic trading services, which are available nearly 24 hours a day and five days per week, position us to take advantage of this development. We have established strategic relationships with other exchanges and clearing houses around the world to enable our customers to gain further capital and execution efficiencies. These relationships are intended to extend the market reach of our global derivatives business. In addition, we expanded our telecommunications capacity in Europe to include six new telecommunications hubs, similar to our hub in London that was established in 2002. These hubs reduce connectivity costs and house direct electronic connections between the foreign customer and CME Globex, our electronic trading platform. In 2005, we plan to establish our first Asian telecommunications hub in Singapore. We also introduced new incentive programs for certain types of customers in Europe and Asia that have fueled our global expansion by attracting new customers to our products and markets worldwide.

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

•	Expand Customer Access. We continue to expand our customer base and increase our trading volume by broadening the access, order routing, trading and clearing solutions we offer to existing and prospective customers. We were the first U.S. exchange to allow all customers to view the book of prices, where they can minimally see at least the five best bids and offers in the central limit order book and directly execute transactions in our electronically traded products. This expanded access further increases the transparency of our markets by giving our customers valuable trading information. We provide our customers with flexibility to access our markets in the most cost-effective manner for them. For example, in 2004 we added six telecommunications hubs, in addition to our previously established London hub, in the key European financial centers of Amsterdam, Dublin, Frankfurt, Gibraltar, Milan and Paris. In 2005, we plan to add our first Asian hub in Singapore. We also provide front-end trading terminal software solutions for a fee, including a cost-efficient Web-based virtual private network solution for our lower volume customers, which we call CME Globex Trader-Internetsm. In addition to our standard marketing activities, we are seeking to increase the number of independent software vendors that offer interfaces to our systems. Increasing the number of these vendor relationships will enable us to access a broader network of customers. We also plan to expand our reach by attracting new distribution channel partners with the capacity to reach large numbers of nontraditional futures customers. For example, in late 2003 we increased access to our products through an agreement with Bloomberg, which allows all of its screens worldwide to access CME products on the CME Globex platform. This past year we entered into an agreement with Reuters to offer our electronic foreign exchange markets to Reuters’ global customer base in cash equivalent format and to provide Reuters Dealing 3000 interbank dealer customers with direct access to our foreign exchange products. This initiative, scheduled to launch in the first quarter of 2005, will open our markets to a new group of potential users.

•	Expand Electronic and Other Trading Venues. Our strategy is to offer our customers a broad range of trade execution choices, including increased electronic functionality, enhanced facilities for privately negotiated transactions and an open outcry environment. We believe offering multiple execution alternatives will enable us to attract new customers and increase our overall volume. We offer daytime electronic trading in most of our major product lines. In 2004, we added additional functionality to increase electronic trading in our products. For example, in August 2004 we launched our enhanced options system for electronic trading of options on CME Eurodollars for a limited group of market participants. This system is designed to facilitate trading of complex combination and spread trades typically used with short-term interest rate options on futures, within a fully transparent and competitive execution environment. To make the enhanced functionality available to the entire marketplace, we plan to link the system with our CME Globex platform in the second half of 2005. In addition, in October 2004 we introduced new implied spread trading functionality for CME Eurodollars on the CME Globex platform. This functionality added the capability to more efficiently establish and liquidate certain spread positions within the first three years of the ten-year yield curve. Nearly 452 million contracts were traded electronically on our CME Globex platform in 2004, an increase of approximately 72% over the total electronic trading volume in 2003 of approximately 263 million contracts.

•	Enhance Our Market Data and Information Products. Our markets generate valuable information regarding prices and trading activity in our products. We intend to leverage the value of our market data and information capabilities by developing enhancements to our existing information products and creating new products. Revenues from the sale of our market data were $60.9 million and $53.2 million during 2004 and 2003, respectively. We sell our market data, which includes information about bids, offers and trade size, to resellers of our market data, as well as banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, other financial services companies and individual investors. We believe we can enhance our market data and information product offerings by packaging the basic data we have traditionally offered with advanced, analytical data and information to create information products with value-added services.

Add New Products. We develop new products and product line extensions based on research and development in collaboration with our customers and financial services firms. We have created modified versions of some of our existing products in order to attract new types of customers. For example, we have introduced the following E-mini versions of our larger open outcry-traded futures contracts: E-mini S&P 500; E-mini NASDAQ-100; E-mini Russell 1000®; E-mini Russell 2000; E-mini S&P MidCap 400™ and E-mini NASDAQ Composite®. By creating smaller-sized products and offering electronic trading services for them, we have successfully expanded our customer base and overall volume. We also seek to introduce new contracts that complement our existing product line. We offer futures contracts based on the Russell 1000 and Russell 2000 Indexes. These contracts offer exposure to the Russell 3000® universe of stocks, representing 98% of the investable U.S. equity market, based on total market capitalization.

In 2004, we launched futures contracts on the Japanese yen denominated Nikkei 225 stock index; futures and options on futures based on three of the most commonly used varieties of fertilizer; weather futures and options on futures for Tokyo and Osaka, Japan; electronically traded futures contracts on the CPI and equity options on our E-mini NASDAQ-100 futures contracts. Options on our E-mini Russell 2000 futures contracts were launched in the first quarter of 2005. In addition, in 2005 we will launch new euro FX and Japanese yen options on futures contracts with European-style expiration on the CME Globex platform.

Provide Transaction Processing Services and Other Business Services to Third Parties. We intend to leverage our existing capacity, scalable technology and business processes to provide a broad range of services to other exchanges, clearing organizations and OTC markets. We intend to offer services, including clearing and settlement processing and risk management, market structuring, product structuring and trade execution platforms. We believe we can differentiate ourselves from our competitors by offering some or all of these services on a cost-effective basis in combination with the potential to access our broad distribution, customer base and experienced liquidity providers. Users of our clearing services also have the potential to gain substantial capital and collateral efficiencies for their clearing firms. In January 2004, we fully implemented our agreement with the CBOT to provide clearing and related services for CBOT futures and options on futures contracts. The arrangement provides clearing firms and customers with the potential to gain operational, performance bond and capital efficiencies, as well as a combined risk capital pool and other expected cost savings. As a result of our agreement with the CBOT, our clearing house is the largest derivatives clearing operation for futures and options on futures in the world and we now clear approximately 90% of all futures contracts and options on futures contracts traded in the United States. In 2004, we cleared 600 million contracts for the CBOT. Open interest for CBOT contracts was 9.9 million contracts as of December 31, 2004.

Pursue Select Alliances and Acquisitions. We plan to supplement our internal growth through the formation of joint ventures or alliances and select acquisitions of businesses or technologies. We will seek alliances and acquisitions that help us to enter new markets, provide services that we currently do not offer, open access to our markets or advance our technology. For example, we acquired the technology-related assets and intellectual property of Liquidity Direct in January 2004 to acquire new options and spread trading technology to enhance the growth of CME Eurodollar options and ultimately other options markets on the CME Globex platform. In May 2004, we entered into an agreement with Reuters to offer our electronic foreign exchange markets to Reuters’

global customer base in cash equivalent format and to provide Reuters Dealing 3000 interbank dealer customers with direct access to our foreign exchange products. This initiative, scheduled to launch in the first quarter of 2005, will open our markets to a new group of potential users.

Products

Our broad range of products includes futures contracts and options on futures contracts based on interest rates, equity indexes, foreign exchange and commodities. Our products are traded through our open outcry auction markets, through the CME Globex electronic trading platform or in privately negotiated transactions that we clear. For the year ended December 31, 2004, we derived $553.0 million, or 75% of our net revenues, from fees associated with trading and clearing our products. These fees include per contract charges for trade execution, clearing and CME Globex fees. Fees are charged at various rates based on the product traded, the method of trade and the exchange trading privileges of the customer making the trade. Generally, members are charged lower fees than non-members. Certain of our customers benefit from volume discounts and limits on fees as part of our effort to encourage increased liquidity in our markets. Our markets also generate valuable data and information regarding pricing and trading activity in our products. Revenues from market data products totaled $60.9 million, or 8% of our net revenues, in 2004.

We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers.

The following table shows the total notional value and average daily volume of contracts traded in our four principal product lines for the years ended December 31, 2004, 2003 and 2002.

		Total Notional Value			Average Daily Contract Volume
Product Line	Principal Underlying Instruments	2004	2003	2002	2004	2003	2002
		(in billions)			(in thousands)
Interest Rate	Eurodollar, LIBOR, Euroyen	$437,134	$313,225	$311,241	1,705	1,234	1,227

Equity Index	S&P 500, NASDAQ-100, S&P MidCap 400, S&P 500/BARRA Growth™ and Value™, Nikkei Stock Average, Russell 1000, Russell 2000 indexes	19,712	16,509	14,758	1,163	1,057	824

Foreign Exchange	Euro, Japanese yen, British pound, Swiss franc, Canadian dollar	6,183	3,683	2,382	202	135	96

Commodity	Cattle, hogs, pork bellies, lumber, dairy, weather	347	281	196	40	36	30

Interest Rate Products. Our interest rate products include our global benchmark CME Eurodollar futures contract. Eurodollars are U.S. dollar bank deposits outside the United States. Eurodollar futures contracts are short-term interest rate products and constitute one of the most successful products in our industry and one of the most actively traded futures contracts in the world. Open interest in CME Eurodollar futures contracts and options on futures contracts traded on our exchange was 18.3 million contracts as of December 31, 2004, representing a notional value of $18.3 trillion. We also trade contracts based on other short-term interest rates, such as one-month LIBOR, which stands for the London Interbank Offered Rate, and Euroyen. Interest rate products represented approximately 55% of our trading volume during 2004, an average of approximately 1.7 million contracts per day.

The growth of our CME Eurodollar futures market has been driven by the general acceptance of the U.S. dollar as the principal reserve currency for financial institutions throughout the world. As a result, Eurodollar deposits have significance in the international capital markets. Participants in the Eurodollar futures market are generally major domestic and international banks and other financial institutions that face interest rate risks from their lending and borrowing activities, their activities as dealers in OTC interest rate swaps and structured derivatives products and their proprietary trading activities. Many of these participants use CME Eurodollar and other interest rate contracts to hedge or arbitrage their money market swaps or convert their interest rate exposure from a fixed rate to a floating rate or a floating rate to a fixed rate. Asset managers also use our interest rate products to lengthen the effective maturity of short-term investment assets by buying futures contracts, or shorten the effective maturity by selling futures. CME contracts are an attractive alternative when physical restructuring of a portfolio is not possible or when futures transaction costs are lower than the cash market transaction costs.

In 1999, we initiated simultaneous, side-by-side electronic trading in our CME Eurodollar contract. Trading in CME Eurodollar contracts often involves complex trading strategies that we believe cannot be fully accommodated by existing electronic trading platforms. We continue to develop and implement new electronic functionality to accommodate trading strategies required for electronic trading of Eurodollar contracts. In August 2004, we launched our enhanced options system for electronic trading of options on CME Eurodollars for a limited group of market participants. This system is designed to facilitate trading of complex combination and spread trades typically used with short-term interest rate options on futures, within a fully transparent and competitive execution environment. To make the enhanced functionality available to the entire marketplace, we plan to link the system with the CME Globex platform in the second half of 2005. In addition, in October 2004 we introduced new implied spread trading functionality for CME Eurodollars on CME Globex. This functionality added the capability to more efficiently establish and liquidate certain spread positions within the first three years of the ten-year yield curve. In 2004, electronic average daily volume of CME Eurodollars increased to approximately 593,000 contracts from approximately 45,000 in 2003. We intend to introduce more functionality that will accommodate other complex trading strategies electronically.

We intend to increase our revenues from our interest rate product sector by optimizing pricing of existing products, introducing new products to increase our trading volume and enhancing the functionality of our CME Globex electronic platform through the integration of our enhanced options system to increase the electronic trading volume of our options on futures contracts. We have been active in adopting new policies and practices that are closely aligned with customer demand and designed to promote enhanced market penetration.

Equity Index Products. We began offering stock index futures in 1982. Stock index futures products permit investors to obtain exposure, for hedging or speculative purposes, to a change in the weighting of one or more equity market sectors more efficiently than by buying or selling the underlying securities. We offer trading in futures contracts based upon the S&P 500 Index, NASDAQ-100 Index, certain Russell indexes and other small-, medium- and large-capitalization domestic indexes and indexes on foreign equity markets. As of December 31, 2004, our market share in all U.S. listed stock index futures was approximately 92%, based on the number of contracts traded.

Our total trading volume for stock index products rose 10% in 2004, to 294 million contracts, from 266 million contracts in 2003. Trading in stock index futures products represented approximately 37% of our total trading volume during 2004, an average of nearly 1.2 million contracts per day. In 2004, approximately 92% of our stock index futures trading volume was based on the S&P 500 Index and the NASDAQ-100 Index.

Standard & Poor’s Corporation designed and maintains the S&P 500 Index to be a proxy for a diversified equity portfolio representing a broad cross-section of the U.S. equity markets. The Index is based on the stock prices of 500 large-capitalization companies. We have an exclusive license with Standard & Poor’s until 2008. The NASDAQ-100 Index is based on the 100 largest non-financial stocks listed on the NASDAQ National Market. We have a license with Nasdaq that allows us to offer the NASDAQ-100 Index and NASDAQ Composite contracts exclusively until October 2011. For a more detailed discussion of these license agreements, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Licensing Agreements.” Our standard size S&P and NASDAQ contracts are traded through our open outcry facilities during regular trading hours and on the CME Globex platform after the close of open outcry trading.

In addition to contracts based on the S&P 500 and NASDAQ-100 indexes, we also offer the following equity futures and options on futures contracts: E-mini NASDAQ Composite; S&P Midcap 400; Russell 2000; NIKKEI 225 and the Goldman Sachs Commodity Index®. We also offer seven TRAKRS contracts. TRAKRS are a series of non-traditional futures contracts developed with Merrill Lynch & Co., Inc. and licensed exclusively to us for North America, and are the first broad-based index products traded on a U.S. futures exchange that can be sold by securities brokers. TRAKRS are designed to enable customers to track an index of stocks, bonds, currencies or other financial instruments.

We believe the variety of our stock index futures products appeals to a broad group of equity investors. These investors include public and private pension funds, investment companies, mutual funds, insurance companies and other financial services companies that benchmark their investment performance to different segments of the equity markets.

In 1997, we launched our E-mini S&P 500 futures contracts. We followed this new product offering with the introduction of E-mini NASDAQ-100 futures contracts in 1999. E-mini contracts are traded exclusively on our electronic CME Globex platform and are one-fifth the size of their standard counterparts. These products are designed to address the growing demand for stock index derivatives and electronically traded products from individual traders and small institutions. Trading volumes in these products have grown rapidly, achieving new volume and open interest records during 2004 and 2003. This growth is attributable to the benefits of stock index futures, electronic market access and, prior to 2003, significant volatility in the U.S. equity markets. We also trade the E-mini Russell 2000, E-mini Russell 1000, E-mini S&P MidCap 400 and E-mini NASDAQ Composite.

We believe our leading market position in equity index products is a result of the liquidity of our markets, the status of the S&P 500 Index and the NASDAQ-100 Index as two of the principal U.S. financial standards for benchmarking stock market returns and the appeal to investors and traders of our E-mini products and our CME Globex platform. We believe future growth in our stock index products will come from the introduction of electronically traded options on our existing equity index products, including our E-minis, expanding customer access to our electronic markets, enhancing the functionality of our CME Globex electronic platform to increase the electronic trading volume of our options on futures contracts as well as further educating the marketplace on the benefits of these products.

Foreign Exchange Products. We became the first exchange to introduce financial futures when we launched foreign exchange futures in 1972. Institutions such as banks, hedge funds, commodity trading advisors, corporations and individuals use these products to manage their risks associated with, or speculate on, fluctuations in foreign exchange rates. Foreign exchange products represented nearly 7% of our trading volume in 2004, an average of approximately 202,000 contracts per day. We offer futures and options on futures contracts on 36 currencies, including the euro, Japanese yen, British pound, Swiss franc, Canadian dollar, Mexican peso, Australian dollar, Brazilian real, New Zealand dollar and South African rand.

Our total foreign exchange trading volume increased 51% during 2004 from 2003. We have begun improving the performance of this product sector by expanding the distribution of our foreign exchange products through the CME Globex platform and by establishing incentive programs to increase volume. We introduced side-by-side electronic and open outcry trading of foreign exchange futures in April 2001. We believe this change has helped facilitate the increase in volume in these products. In 2004, electronically traded foreign exchange futures volume increased approximately 127% over 2003, from 14.9 million contracts to 34.0 million contracts. Open outcry trading decreased approximately 14%, from 11.5 million contracts in 2003 to 9.9 million contracts in 2004.

We expect the growth in our foreign exchange product line to come from further transitioning to electronic trading and through our new distribution agreement with Reuters. This will allow us to compete more effectively in an environment where electronic execution is growing rapidly and accounts for a significant portion of global foreign exchange volume. The foreign exchange interbank spot market is heavily reliant on electronic trading, with the majority of trades brokered online. We continue to increase both functionality and distribution.

Commodity Products. Commodity products were our only products when our exchange first opened for business. We have maintained a strong franchise in our commodity products, including futures contracts based on cattle, hogs, pork bellies, lumber, weather and dairy products. Commodity products accounted for 1% of our trading volume during 2004, an average of more than 40,000 contracts per day and an increase of approximately 13% from 2003. On January 11, 2005, we had our highest volume day ever with nearly 100,000 contracts traded. These products provide hedging tools for our customers who deal in tangible physical commodities, including agricultural producers of commodities and food processors. Our commodity products are traded through our open outcry and electronic trading execution facilities and through privately negotiated transactions.

We believe continuing consolidation and restructuring in the agricultural sector, coupled with the reduction or elimination of government subsidies and the resulting increase in demand for risk management in this sector, provide an opportunity for growth in our commodity markets as more producers and processors adopt formal hedging and risk management programs. We intend to leverage our experience in trading futures on physical commodities to jointly develop new commodity products with operators of electronic, cash and derivatives trading platforms.

Market Data and Information Products. Our markets generate valuable information regarding prices and trading activity in our products. The market data we supply is central to trading activity in our products and to trading activity in related cash and derivatives markets. We sell our market data, which includes information about bids, offers, trades and trade size, to banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, individual investors and other financial services companies or organizations that use our markets or monitor general economic conditions. We distribute our market data directly to our electronic trading customers as part of their access to our markets through our electronic facilities. We also distribute market data via dedicated networks to approximately 210 worldwide quote vendors who consolidate our market data with that from other exchanges, other third party data providers and news services, and then resell their consolidated data. As of December 31, 2004, approximately 63,000 subscribers displayed our data on approximately 179,000 screens. Revenues from market data products totaled $60.9 million, or 8% of our net revenues, in 2004.

We continue to enhance our current market data and information product offerings by packaging the basic data we have traditionally offered with advanced analytical data and information. We have created marketing programs to increase the use of our market data.

Execution

Our trade execution facilities consist of our open outcry trading floors and the CME Globex electronic trading platform. Both of these execution facilities offer our customers immediate trade execution and price transparency and are state-of-the-art trading environments supported by substantial infrastructure and technology for order routing, trade reporting, market data dissemination and market surveillance and regulation. In addition, trades can be executed through privately negotiated transactions that are cleared and settled through our clearing house. The following chart shows the range of trade execution choices we provide our customers in some of our key products.

Product	Open Outcry	CME Globex Daytime	CME Globex Nighttime	Privately Negotiated Transactions
Eurodollar	☒	☒	☒	☒
Standard S&P 500	☒	—	☒	☒
Standard NASDAQ-100	☒	—	☒	☒
E-mini S&P 500	—	☒	☒	—
E-mini NASDAQ-100	—	☒	☒	—
Foreign Exchange	☒	☒	☒	☒
Commodity	☒	☒	—	☒

Open Outcry Trading. Open outcry trading represented approximately 41% of our total trading volume in 2004. The trading floors are the centralized meeting place for floor traders and floor brokers representing customer orders to trade contracts. The trading floors, covering approximately 70,000 square feet, have tiered booths surrounding the pits from which clearing firm personnel can communicate with customers regarding current market activity and prices and receive orders either electronically or by telephone. In addition, our trading floors display current market information and news on electronic wallboards hung above the pits. During 2004, nearly 32% of our clearing and transaction fee revenues were derived from open outcry trading.

CME Globex Electronic Trading Platform. The CME Globex electronic trading platform maintains an electronic, centralized order book and trade execution algorithm for futures contracts and options on futures contracts and allows users to enter orders directly into the order book. Initially, our electronic trading platform was used to offer our products to customers after the close of our regular daytime trading sessions. Today, however, we trade some of our most successful products on the CME Globex platform nearly 24 hours a day, five days a week. In 2004, approximately 57% of our trading volume was executed using CME Globex, compared to approximately 42% in 2003. This was the first year that total volume traded on the CME Globex platform exceeded total volume traded on open outcry. Electronic trading volume has increased from approximately 35 million contracts in 2000 to more than 451 million contracts in 2004. On October 19, 2004, the one billionth contract was traded on the CME Globex platform since it was launched in 1992. During 2004, nearly 61% of our clearing and transaction fee revenues were derived from electronic trading.

Privately Negotiated Transactions. In addition to offering traditional open outcry and electronic trading through the CME Globex platform, we permit qualified customers to trade our products by entering into privately negotiated transactions, which are reported and included in the market data we distribute. We also clear, settle and guarantee these transactions through our clearing house. Some market participants value privately negotiated transactions as a way to ensure that large transactions can be completed at a single price or in a single transaction while preserving their ability to effectively complete a hedging, risk management or other trading strategy. During 2004, approximately 7% of our clearing and transaction fee revenues were derived from this type of trading.

Our privately negotiated transactions include exchange for physical, or EFP, transactions, exchange basis facility, or EBF, transactions and block trades. Both EFP and EBF trades involve a futures contract and a spot commodity or cash position. The term EFP is used with all of these types of futures transactions, except interest rate transactions, which are referred to as EBFs. A block trade is the privately negotiated purchase and sale of futures contracts. Block trading was introduced on our exchange in late 2000, and volume has been limited to date. We believe block trading provides an important source of access designed to appeal to large-scale institutional traders. Originally, these transactions were limited to a certain number of contracts and required high minimum quantity thresholds along with a fee surcharge. We have implemented pricing and trading rules designed to increase customer participation. We intend to continue to enhance the utility of privately negotiated transactions while maintaining an appropriate balance with the transactions conducted within the open outcry and electronic trading environments.

Clearing

We operate our own clearing house that clears, settles and guarantees the performance of all transactions matched through our execution facilities and futures contracts and options on futures contracts traded through the CBOT. Many derivatives exchanges do not provide clearing services for trades matched through their execution facilities, relying instead on outside clearing houses to provide these services. Ownership and control of our own clearing house enables us to capture the revenue associated with both the trading and clearing of our products. This is particularly important for trade execution alternatives such as block trades, where we can derive a higher clearing fee for each contract traded compared to other trades. By owning our clearing house, we also control the cost structure and the technology development cycle for our clearing services. It also helps us manage our new product initiatives without being dependent on an outside entity. We believe having an integrated clearing function provides significant competitive advantages. Additionally, owning our own clearing house allows us to provide clearing services to other exchanges, such as the CBOT.

On September 24, 2004, the clearing house surpassed one billion contracts cleared in 2004. We processed an average of approximately 701,000 trade transactions per day in 2004 for CME products, including our non-traditional TRAKRS products, with an average transaction size of 9.1 contracts. We maintain the largest futures and options on futures open interest of any exchange in the world. As of December 31, 2004, our open interest stood at 22.5 million contracts. As of such date, our open interest record was 28.5 million contracts set on December 9, 2004. As of December 31, 2004, we acted as custodian for approximately $44.1 billion in performance bond collateral deposited by our clearing firms and, during 2004, we moved an average of approximately $1.5 billion a day in settlement funds through our clearing system. In addition, our clearing house guarantees the performance of our contracts with a financial safeguards package of approximately $4.0 billion.

In January 2004, we fully implemented our agreement with the CBOT for us to provide clearing and transaction processing services. In providing these services to the CBOT, our clearing house clears, settles and guarantees all CBOT transactions, using the full resources of our clearing processes and financial safeguards package. Open interest in CBOT products cleared by our clearing house on December 31, 2004 was 9.9 million contracts.

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

Transaction Processing and Position Management. We developed a state-of-the-art clearing system, CLEARING 21®, in conjunction with NYMEX, to provide high quality clearing services. This system processes reported trades and positions on a real-time basis, providing users with instantaneous information on trades, positions and risk exposure. CLEARING 21 is able to process trades in futures and options products, securities and cash instruments. CLEARING 21 can also support complex new product types, including combinations, options on combinations, options on options, swaps, repurchase and reverse repurchase agreements, and other instruments. Through CLEARING 21 user interfaces, our clearing firms can electronically manage their positions, exercise options, enter transactions related to foreign exchange deliveries, manage collateral posted to meet performance bond requirements and access all of our other online applications. Together with our order routing and trade matching services, we offer straight-through electronic processing of transactions in which an order is electronically routed, matched, cleared and made available to the clearing firm’s back-office systems for further processing.

Cross-Margining and Mutual Offset Services. We have led the derivatives industry in establishing cross-margining agreements with other leading clearing houses. Cross-margining arrangements reduce capital costs for clearing firms and customers. These agreements permit an individual clearing house to recognize a clearing firm’s open positions at other participating clearing houses, and clearing firms are able to offset risks of positions held at one clearing house against those held at other participating clearing houses. This reduces the need for collateral deposits by the clearing firm. For example, our cross-margining program with the Options Clearing Corporation reduced performance bond requirements for our members by approximately $1.6 billion a day in the fourth quarter of 2004. We have implemented cross-margining arrangements with the Fixed Income Clearing Corporation, formerly the Government Securities Clearing Corporation, and LCH.Clearnet Group for positions at the London International Financial Futures and Options Exchange. In addition, our mutual offset agreement with the Singapore Derivatives Exchange, which has been in place since 1984, allows a clearing firm of either exchange initiating trades in certain products on either exchange to execute after-hours trades at the other exchange in those products and then transfer them back to the originating exchange. This mutual offset arrangement enables firms to seamlessly execute trades at either exchange virtually 24 hours per day.

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

In order to ensure performance, we establish and monitor financial requirements for our clearing firms. We also set minimum performance bond requirements for our traded products. Our clearing house uses our proprietary CME SPAN software, which determines the appropriate performance bond requirements by simulating the gains and losses of complex portfolios. We typically hold performance bond collateral to cover at least 95% of price changes for a given product within a given historical period. Performance bond requirements for a clearing firm’s or customer’s overall portfolio are calculated using CME SPAN.

At each settlement cycle, our clearing house values, at the market price prevailing at that time, or marks-to-market, all open positions and requires payments from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. Our clearing house marks-to-market all open positions at least twice a day, and more often if market volatility warrants. Marking-to-market provides both participants in a transaction with an accounting of their financial obligations under the contract.

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

In the unlikely event of a payment default by a clearing firm, we would first apply assets of the clearing firm to cover its payment obligation. These assets include security deposits, performance bonds and any other available assets, such as the proceeds from the sale of Class A and Class B common stock and memberships of the clearing firm at our exchange owned by or assigned to the clearing firm. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the exchange by the parent of a clearing firm. Thereafter, if the payment default remains unsatisfied, we would use our surplus funds, security deposits of other clearing firms and funds collected through an assessment against all other solvent clearing firms to satisfy the deficit. We have a secured, committed $750 million line of credit with a consortium of banks in order to provide additional liquidity to address a clearing firm payment default. The credit agreement requires us to pledge clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in our second Interest Earning Facility program, called IEF2, to the line of credit custodian prior to drawing on the line. Performance bond collateral of a defaulting clearing firm may also be used to secure a draw on the line. This line of credit may also be utilized if there is a temporary disruption with the domestic payments system that would delay settlement payments between our clearing house and clearing firms.

The following shows the available assets of our clearing house at December 31, 2004 in the event of a payment default by a clearing firm:

CME Clearing House Available Assets

(in millions)

Aggregate Performance Bond Deposits by All Clearing Firms(1)	$44,105.7

Market Value of CME Pledged Shares/Memberships (minimum requirement per firm)(2)	$8.4
Market Value of CBOT Pledged Memberships (minimum requirement per firm)(3)	2.6
CME Surplus Funds(4)	123.6
Security Deposits of Clearing Firms(5)	1,024.6
Limited Assessment Powers(6)	2,817.8

Minimum Total Assets Available for Default (7)	$3,977.0

(1)	Aggregate performance bond deposits by all clearing firms includes cash performance bond deposits of $258.0 million and the value assigned by our exchange for securities deposited to satisfy performance bond requirements. This assigned value for securities is generally less than the market value of the securities deposited.
(2)	The market value of CME pledged shares/memberships represents the minimum number of specified trading rights, shares of our Class B common stock associated with those trading rights and the 30,000 shares of our Class A common stock required to be pledged to our clearing house by a firm clearing only CME products. Effective as of October 1, 2004, our Board of Directors approved a reduction in the number of Class A shares required to be held by new clearing firms from 72,093 to 30,000. Existing clearing firms were given the option to gradually reduce their holdings in increments of approximately 3,500 shares per month over the following 12-month period, to the decreased requirement of 30,000 shares. The market value of the memberships is based on the average of the bid and offer for the trading rights and associated Class B shares at December 31, 2004. The market value of the Class A shares is based on the closing price of $228.70 on the New York Stock Exchange on December 31, 2004.
(3)	The market value of the CBOT pledged memberships represents our first priority lien on CBOT membership interests required to be pledged to our clearing house by a firm clearing only CBOT products. The market value is based on the average of the bid and offer for the CBOT membership interests at December 31, 2004.
(4)	CME surplus funds represent the amount of our working capital reduced by an amount necessary to support our short-term operations.
(5)	Security deposits of clearing firms include security deposits required of clearing firms, but do not include any excess deposits held by our exchange at the direction of the clearing firms.
(6)	In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our surplus funds and the security deposits of non-defaulting firms, we have the right to assess all non-defaulting clearing members up to 2.75 times their existing security deposit requirements.
(7)	Represents the aggregate minimum resources available to satisfy any unmet obligations of a defaulting firm able to clear both CME and CBOT products subsequent to the liquidation of the defaulting firm’s performance bond collateral.

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

Investment Services. In order to achieve collateral efficiencies for our clearing firms, we have established a number of collateral programs under the designation Interest Earning Facility, or IEF®. The first IEFs were organized in 1997 as two managed funds with interest earned, net of expenses, passed on to the participating clearing firms. The principal of the first IEFs is guaranteed by us. We believe that the market risk exposure relating to our guarantee of the principal is not material to the financial statements taken as a whole. In 2002, IEF2 was organized. IEF2 offers clearing firms the opportunity to invest cash performance bonds in shares of approved money market mutual funds. Dividends earned on these shares, net of fees, are solely for the account of the clearing firm on whose behalf the shares were purchased. The principal of IEF2 is not guaranteed by us. In 2003, IEF3 was launched. In 2004, IEF4 and IEF5 were launched. IEF3 and IEF4 are specialized collateral programs that utilize various services and methods of processing that are most typically associated with tri-party repossession. Unlike the first IEF and the IEF2 programs, these programs do not employ an interest rate component. These programs allow clearing firms to pledge a wider range of collateral than we have typically accepted. IEF5 is an interest-bearing cash deposit account recorded on the trust ledger of JP Morgan Chase Bank. As of December 31, 2004, there was more than $19.2 billion in balances in these programs, compared to $14.4 billion at December 31, 2003. We earn fee income in return for providing these value-added services to our clearing firms.

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

As electronic trading activity expands, we continue to provide greater match engine functionality unique to various markets, market models and product types. We have adopted a modular approach to technology development and engineered an integrated set of solutions that support multiple specialized markets. We continually monitor and upgrade our capacity requirements. Our goal is to design our systems to handle at least twice our historical peak transactions in our highest volume products. Significant investments in production planning, quality assurance and certification processes have enhanced our ability to expedite the delivery of the system enhancements that we develop for our customers.

Speed, reliability, scalability, capacity and functionality are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. In 2004, we expanded our existing remote data facility and leased a second site to provide additional system capacity and redundancy for our trading and clearing technology. Our first remote data center features a unique network to enhance database and order routing servers and to improve overall system performance and functionality. Our data centers support our customer interfaces, trading and execution systems, as well as clearing and settlement operations.

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

The CME Globex electronic trading platform includes the distribution, order routing, order management and trade matching technology. The modularity and functionality of CME Globex enable us to selectively add products with unique trading characteristics onto the trading platform with minimal additional investment.

The distribution technologies we offer differentiate our platform and bring liquidity and trading volume to our execution facilities. As of December 31, 2004, nearly 1,150 customers connected directly with us, and thousands more connected with us through 22 independent software vendors and data centers, as well as all clearing firms that have interfaces with our systems. Many of these customers connect through a dedicated private frame-relay network that is readily available, has wide distribution and provides fast connections in the Americas, Europe and Asia. We have initiated efforts to provide additional access choices to customers. In early 2001, we implemented a Web-based, virtual private network solution, CME Globex Trader-Internet, for our lower-volume customers. This added a low-cost alternative that was the first of its kind among major exchanges. Approximately 250 customers currently use CME Globex Trader-Internet. In 2004, we also established telecommunications hubs in Amsterdam, Dublin, Frankfurt, Gibraltar, Milan and Paris in addition to our preexisting London hub and plan to add another hub in Singapore in 2005 to respond to customer requests and bring down the cost of trading for certain foreign customers.

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

Several key technology platforms and standards are used to support these activities, including fault-tolerant Non-Stop (Tandem systems), IBM mainframes, Sun Microsystems and HP servers, HP and Dell PCs, Oracle and DB2 databases, LINUX, Unix, Windows NT, Novell, Unicenter TNG software systems, TIBCO middleware and multi-vendor frame relay and virtual private network solutions.

Our match engine is based upon the computerized trading and match software known as the NSC system. We have a long-term license from Euronext-Paris, under which we have the ability to modify and upgrade the performance of the basic NSC system to optimize its performance to suit our needs. We have a fully trained development team that maintains, upgrades and customizes our version of the NSC system. For example, despite a large increase in trading volume, we reduced the average customer response time from approximately 0.17 seconds at the beginning of 2004 to approximately 0.11 seconds at year-end, allowing trades to be executed more quickly and consistently. The customized enhancements that we have developed address the unique trading demands of each marketplace that we serve. We continue to focus on performance features of the match engine and presently have multiple enhancements under development.

Clearing Technology. CLEARING 21, our clearing and settlement software, and CME SPAN, our margining and risk management software, form the core of our clearing technology.

CLEARING 21 is a system for high-volume, high-capacity clearing and settlement of exchange-based transactions that we developed jointly with NYMEX. The system offers clearing firms improved efficiency and reduced costs. CLEARING 21’s modular design gives us the ability to rapidly introduce new products. The software can be customized to meet the unique needs of specialized markets.

CME SPAN is our sophisticated margining and risk management software. CME SPAN has now been adopted by 50 exchanges and clearing organizations worldwide. This software simulates the effects of changing market conditions on a complex portfolio and uses standard options pricing models to determine a portfolio’s overall risk. CME SPAN then generates a performance bond requirement that typically covers 95% of price changes within a given historical period.

Strategic Relationships

Chicago Board of Trade. In April 2003, we entered into an agreement with the CBOT to provide clearing and related services for CBOT futures and options on futures contracts. We began providing clearing services for CBOT’s commodity, equity index and a subset of CBOT’s interest rate products on November 24, 2003 and, as of January 2, 2004, we began clearing all of CBOT’s remaining products. In providing services to the CBOT, our clearing house clears, settles and guarantees all CBOT transactions, using the full resources of our clearing processes and financial safeguards package. We cleared 600 million contracts for the CBOT in 2004. Open interest for CBOT contracts was 9.9 million contracts at December 31, 2004.

China Foreign Exchange Trading System & National Interbank Funding Center. In June 2004, we announced that we had entered into a memorandum of understanding with the China Foreign Exchange Trading System & National Interbank Funding Center, or CFETS. Under the terms of the agreement, CFETS will provide CME with information on the money and foreign exchange market in China, including regulations and policies, market specifications and development conditions and CME will provide information on international foreign exchange derivatives market practices, products and regulations. CME will also provide assistance on the design of derivatives products, business development, marketing and training.

New York Mercantile Exchange. Since 2002, we have jointly operated a cooperative arrangement with NYMEX to introduce small-sized versions of key NYMEX energy futures contracts called e-miNYsm energy futures for trading on our CME Globex electronic trading platform and clearing at the NYMEX clearing house. As part of the agreement, we offered a cross-margining program, creating capital efficiencies for market professionals and proprietary accounts by calculating performance bond requirements based on specified positions in both markets. We also made CME Globex terminals available to NYMEX market participants on the NYMEX trading floor. In December 2004, we notified NYMEX of our decision to terminate the agreement, which termination will take effect in June 2005. Under the terms of the agreement, we are generally prohibited until June 2006, other than in cooperation with NYMEX, from providing for or facilitating electronic trading in futures or options on futures contracts on any underlying commodity (or index of such commodities) that was also the underlying commodity for a product listed for trading by NYMEX as of June 2002.

Reuters. In May 2004, we entered into an agreement with Reuters to offer access to our electronic foreign exchange markets to Reuters’ global customer base over the Reuters Dealing 3000 trading system. This arrangement will give dealers in the interbank market direct access to our foreign exchange products in cash equivalent format and will enhance their ability to seamlessly trade foreign exchange spot, forwards and futures. This initiative is scheduled to launch in the first quarter of 2005.

Shanghai Futures Exchange. In March 2003, we entered into a memorandum of understanding with the Shanghai Futures Exchange, or SHFE, to pursue joint business development initiatives in derivatives products. The agreement is the first of its kind between SHFE and a North American exchange.

Singapore Derivatives Exchange Ltd. In 1984, we entered into a mutual offset agreement with the Singapore Derivatives Exchange and, in November 2003, we entered into an extension of the agreement. This relationship allows a clearing firm of either exchange initiating trades in certain products on either exchange to execute after-hours trades at the other exchange in those products, then transfer them back to the originating exchange.

Tokyo Stock Exchange. In October 2000, we signed a non-binding letter of intent to pursue a global alliance with the Tokyo Stock Exchange, with the goal of further developing our respective fixed-income and equity derivatives markets. In March 2002, we introduced S&P/TOPIX 150™ stock index futures on our electronic CME Globex platform during the hours they are not available on the Tokyo Stock Exchange.

Marketing Programs and Advertising

Our marketing programs primarily target institutional customers and, to a lesser extent, individual traders. Our marketing programs for institutional customers aim to inform traders, portfolio managers, corporate treasurers and other market professionals about novel uses of our products, such as new hedging and risk management strategies. We also strive to educate these users about changes in product design, performance bond requirements and new clearing services. We participate in major domestic and international trade shows and seminars regarding futures contracts and options on futures contracts and other derivatives products. In addition, we sponsor educational workshops and marketing events designed to educate market users about our products. Through these relationships and programs, we attempt to understand the needs of our customer base and use information provided by them to drive our product development efforts.

Our advertising strategies seek to increase awareness and perceptions of us among our institutional and retail customers, as well as support an increase in our trading volume. Our primary method of advertising has been through print media, utilizing trade magazines and newsletters as well as daily business publications. However, we also use on-line, television sponsorship and other targeted advertisements, such as our advertisements at O’Hare International Airport, to reach our audiences.

Competition

Prior to the passage of the Commodity Futures Modernization Act of 2000, or CFMA, futures trading was generally required to take place on or subject to the rules of a federally designated contract market. The costs and difficulty of obtaining contract market designation, complying with applicable regulatory requirements, establishing efficient execution facilities and liquidity pools and attracting customers created significant barriers to entry for competing exchanges. The CFMA eroded the historical dominance by the exchanges of futures trading in the United States by, among other things, eliminating uncertainty with respect to the enforceability of private transactions in most futures contracts and similar products, authorizing the use of electronic trading systems to conduct both private and public futures transactions and lowering or eliminating entry barriers for new exchanges. For a more detailed description of the regulation of our industry and the regulatory changes brought on by the CFMA, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Regulatory Matters.”

The CFMA and other changing market dynamics have led to increasing competition in all aspects of our business from a number of different domestic and international sources of varied size, business objectives and resources. We now face competition from other futures, securities and securities option exchanges; OTC markets and clearing organizations; consortia formed by our members and large market participants; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and other competitors.

At year-end 2004, there were 56 futures exchanges located in 29 countries, including 9 futures exchanges in the United States. In February 2004, Eurex commenced operation of its U.S. derivatives exchange, U.S. Futures Exchange, L.L.C., or Eurex U.S. Eurex U.S.’s initial competitive efforts were directed at the CBOT. However, Eurex U.S. has expanded its product offerings to include futures based on the Russell 1000 and Russell 2000 Indexes in direct competition with us. In addition, in March 2004, Euronext.liffe began listing and trading Eurodollar futures contracts. Additionally, because equity futures contracts are alternatives to underlying stocks and a variety of equity option and other contracts provide an alternative means of obtaining exposure to the equity markets, we also compete with securities and options exchanges, including the New York Stock Exchange and the Chicago Board Options Exchange, or CBOE, dealer markets such as NASDAQ and alternative trading systems.

OTC markets for foreign exchange and fixed-income derivatives products also compete with us. The largest foreign exchange markets are operated primarily as electronic trading systems. Two of the largest of these, operated by Electronic Brokering Services and Reuters plc, serve primarily professional foreign exchange trading firms. Additional electronic platforms designed to serve corporate foreign exchange users are beginning to emerge. Two of these are operated by consortia of interdealer and interbank market participants. A third is a proprietary trading system. In addition, certain provisions of the CFMA have led to an increase in unregulated electronic and brokerage trading systems in the foreign exchange market. A recent decision of the United States Court of Appeals may also make it easier for unregistered organizations to conduct futures-like transactions with retail customers. These systems present significant potential competitive challenges to the growth of our foreign exchange futures markets.

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

We also face a threat of trading volume loss if a significant number of our traditional participants decide to trade futures or similar products among themselves without using any exchange or specific trading system. The CFMA allows nearly all of our largest customers to transact futures or similar products directly with each other. While those transactions raise liquidity and credit concerns, they may be attractive based on execution costs, flexibility of terms, negotiability of margin or collateral deposits, or other considerations. Additionally, changes under the CFMA permitting the establishment of stand-alone clearing facilities for futures and OTC derivatives transactions will facilitate the mitigation of credit-risk concentrations arising from such transactions.

We believe competition among exchanges in the derivatives and securities businesses is based on a number of factors, including, among others:

•	depth and liquidity of markets;

•	transaction costs;

•	breadth of product offerings and rate and quality of new product development;

•	transparency, reliability and anonymity in transaction processing;

•	connectivity;

•	technological capability and innovation;

•	efficient and secure settlement, clearing and support services; and

•	reputation.

We believe that we compete favorably with respect to these factors, and that our deep, liquid markets; breadth of product offerings; rate and quality of new product development; and efficient, secure settlement, clearing and support services distinguish us from our competitors. We believe that in order to maintain our competitive position, we must continue to develop new and innovative products; enhance our technology infrastructure, including its reliability and functionality; and maintain liquidity and low transaction costs.

Our business is highly competitive. We expect competition to continue to intensify, particularly as a result of technological advances and the CFMA and other changes introduced by the Commodity Futures Trading Commission, or CFTC, that have reduced the regulatory requirements for the development and entry of products and markets that are competitive with our own. Additional factors that may intensify competition in the future include: an increase in the number of for-profit exchanges; the consolidation of our customer base or intermediary base; an increased acceptance of electronic trading and electronic order routing by our customer base; and the ability of other exchanges leveraging their technology investment and electronic distribution to enter new markets and list the products of other exchanges.

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

Between 1974 and December 2000, the barriers against unregulated competitors were eroded. The Commodity Exchange Act’s exchange trading requirement was modified by CFTC regulations and interpretations to permit privately negotiated swap contracts meeting specified requirements to be transacted in the OTC market. As of June 2004, according to data from the Bank for International Settlements, the total estimated notional amount of outstanding OTC derivatives contracts was approximately $220 trillion compared to approximately $53 trillion for exchange-traded futures and options on futures contracts. The CFTC exemption and interpretations under which the OTC derivatives market operated precluded the OTC market from using exchange-like electronic transaction systems and clearing facilities.

The CFMA significantly altered the regulatory landscape and may have important competitive consequences. This legislation greatly expanded the freedom of regulated markets, like ours, to innovate and respond to competition. It also permits us to offer a previously prohibited set of products—single stock futures and futures on narrow-based indexes of securities. The provisions that permit us to trade these security futures products require a novel sharing of jurisdiction between the CFTC and the Securities and Exchange Commission, or SEC. Exchange trading of these security futures products is subject to more burdensome regulation than our other futures products. For example, in order to trade these products, we are required to “notice register” with the SEC as a special purpose national securities exchange solely for the purpose of trading security futures products, and the SEC is authorized to review some of our rules relating to these security futures products. Our members trading those products are subject to registration requirements and duties and obligations to customers under the securities laws that do not pertain to their other futures business.

The CFMA excluded or exempted many of the activities of our non-exchange competitors from regulation under the Commodity Exchange Act. The CFMA created broad exclusions and exemptions from the Commodity Exchange Act that permit derivatives contracts, which may serve the same or similar functions as the contracts we offer, to be sold in the largely unregulated OTC market, including through electronic trading facilities.

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

The CFMA created a new flexible regulatory framework for us in our capacity as a CFTC registrant, and eliminated many prescriptive requirements of the Commodity Exchange Act and CFTC in favor of more broad and flexible core principles. For instance, CFTC-regulated exchanges may now list new contracts and adopt new rules without prior CFTC approval under self-certification procedures, permitting more timely product launch and modification.

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

The CFMA also provides for regulation of derivatives clearing organizations, or DCOs, like our clearing house, separately from the exchanges for which they clear contracts and permits DCOs to clear a range of OTC-traded products in addition to products traded on an exchange. The CFMA requires a DCO that clears for a registered futures exchange to register with the CFTC. However, our clearing house was deemed to be registered by reason of its activities prior to enactment of the CFMA. Our clearing house is required to comply with a separate set of flexible core principles that specifically apply to clearing houses. A DCO may accept for clearing any new contract or may adopt any new rule or rule amendment by providing to the CFTC a written certification that the new contract, rule or rule amendment complies with the Commodity Exchange Act. Alternatively, the DCO may request that the CFTC grant prior approval to any contract, rule or rule amendment, and the CFTC must grant approval within 75 days unless the CFTC finds that the proposed contract, rule, or rule amendment would violate the Commodity Exchange Act.

Demutualization and the increasing utilization of electronic trading systems by traders from remote locations may, among other developments, impact our ability to continue the traditional form of “self-regulation” that has been an integral part of the CFTC regulatory program. The CFTC is conducting an on-going review of self-regulatory organizations and the appropriate role, if any, of self regulation in the futures markets.

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

The CFTC is subject to reauthorization every four years, which is currently scheduled for 2005. We expect proposals to change the regulatory structure to be advanced in connection with the reauthorization process. This process could result in regulations that may have a negative impact on the way we operate our exchange, including our ability to operate our self regulatory functions or effectively compete with new entrants into our market place.

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

Our Members

As a result of our conversion into a for-profit corporation in the fall of 2000, individuals and entities who, at the time, were members and owned trading rights on our exchange became the owners of all of the outstanding equity of CME. In our reorganization into a holding company structure, CME shareholders exchanged their shares for shares of CME Holdings. CME shareholders that were members and owned trading rights on our exchange retained them after the merger. We believe that owners of trading rights on our exchange continue to own a substantial amount of our outstanding Class A common stock. CME members can execute trades for their own accounts, for clearing firm accounts, for the accounts of other members or for the accounts of customers of clearing firms. Members who trade for their own account, including those who lease trading rights, qualify for lower transaction fees in recognition of the market liquidity that their trading activity provides. These members also benefit from market information advantages that may accrue from their proximity to activity on the trading floors. Generally, member customers are charged lower fees than our non-member customers. In 2004, our members were responsible for nearly 78% of our total trading volume. There are four divisions of membership at our exchange: the Chicago Mercantile Exchange®, or CME®, division; the International Monetary Market®, or IMM®, division; the Index and Option Market®, or IOM®, division; and the Growth and Emerging Markets®, or GEM®, division. Each membership division has different trading rights. Membership applicants planning to access the trading floor are subject to a review and approval process prior to becoming members and obtaining trading rights. We have individual trading members and clearing member firms.

Membership in our exchange entitles members to appear on the floor of the exchange during business hours and act as a floor broker and/or floor trader executing trades in the appropriate contracts that are eligible within their membership division. Applicants for membership on our exchange are required to be of good moral character, reputation and business integrity. They must also have adequate financial resources and credit to assume the responsibilities and privileges of membership. All members must understand the rules and regulations of our exchange and agree to abide by them. Additionally, they must comply with the provisions of the Commodity Exchange Act and the rules and regulations issued by the CFTC.

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

Our Shareholder Relations and Membership Services Department maintains an auction market for individual trading rights. Prospective purchasers sign and file with the department a “Bid to Purchase” form which must be guaranteed by either a clearing firm or accompanied by a certified or cashier’s check. Prospective sellers sign and file with the department an “Offer to Sell” form. The department posts bids, offers and last trade prices for the purchase of trading rights.

Other Business Relationships and Subsidiaries

GFX Corporation. GFX Corporation, a wholly owned subsidiary of CME, was established in 1997 for the purpose of maintaining and creating liquidity in our electronically traded foreign exchange futures contracts. Experienced foreign exchange traders employed by GFX buy and sell our foreign exchange contracts using our CME Globex system. They limit risk from these transactions through offsetting transactions using futures contracts and spot foreign exchange transactions with approved counterparties in the interbank market. On occasion, GFX has also engaged in the trading of CME Eurodollars and stock index contracts. GFX accounted for 1.1%, 1.3%, and 0.7% of our consolidated net revenues in 2004, 2003 and 2002, respectively.

CME Trust. The Chicago Mercantile Exchange Trust, or the CME Trust, was established in 1969 to provide financial assistance, on a discretionary basis, to customers of any clearing firm that becomes insolvent. We funded the CME Trust through tax-deductible contributions until June 1996. The CME Trust had approximately $61.7 million, $59.7 million, and $57.7 million in net assets as of December 31, 2004, 2003 and 2002, respectively, as a result of contributions, investment income and the absence of any distributions. Trustees of the CME Trust, who are also members of our Board of Directors, have discretion to use the CME Trust to satisfy customer losses in the event a clearing firm fails to or is in such severe financial condition that it cannot meet a customer’s obligations, provided that the customer’s losses are related to transactions in our contracts. No outside parties, including CME, have any residual interest in the assets of the CME Trust.

Licensing Agreements

Standard & Poor’s. We have had a licensing arrangement with Standard & Poor’s Corporation since 1980. In 1997, all of our previous licensing agreements with Standard & Poor’s were consolidated into one agreement that terminates on December 31, 2013 and includes a clause to negotiate potential extensions in good faith. Under the terms of the agreement, S&P granted us a license to use certain S&P stock indexes and the related trade names, trademarks and service marks in connection with the creation, marketing, trading, clearing and promoting of futures contracts and/or options on futures contracts that are indexed to certain S&P stock indexes. The license is exclusive until December 31, 2008 for S&P stock indexes licensed to us and listed by us prior to September 24, 1997. For contracts covered by the 1997 agreement but not listed before September 24, 1997, the licenses are exclusive for one year with possible extensions, and, once listed, the license will be exclusive upon meeting a certain minimum average trading volume or payment of a fee by us. For contracts granted a license and listed after September 24, 1997, and upon which we have listed indexed contracts for trading within one year of the grant date, the licenses are exclusive for two years after listing, after which they may be made exclusive for the remainder of the term of the agreement upon meeting a certain minimum average trading volume or payment of a fee by us. These licenses become non-exclusive in the event we and S&P do not agree on an extension or we list certain competitive contracts. We have a right of first refusal for stock indexes not licensed under the license agreement as of September 24, 1997 and that are developed solely by S&P before and during the term of the license agreement. We pay S&P a per trade fee and have made certain lump sum payments in accordance with the terms of our agreement. If S&P discontinues compilation and publication of any license or index, we may license, on a non-exclusive and royalty-free basis, the information regarding the list of companies, shares outstanding and divisors for that index or terminate the obligations regarding the index.

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

NSC. Our license agreement for the NSC software was signed with Paris Bourse SA in 1997, and it continues until 2022. The agreement was assigned by Paris Bourse SA to Euronext N.V. in 1997. Under the terms of the agreement, Euronext N.V. granted us a nonexclusive license to use the NSC software for the trading of our products and the products of certain other exchanges. In addition, we have the right to use our Globex trademark in conjunction with our operation of the electronic trading system based on NSC software. In consideration for the license of the NSC software, we granted Euronext N.V. a license to use and modify CLEARING 21. In December 2002, we acquired the right to offer application service provider services to third parties using the NSC software.

Intellectual Property

We regard substantial elements of our brand name, marketing elements and logos, products, market data, software and technology as proprietary. We attempt to protect these elements by relying on trademark, service mark, copyright and trade secret laws, restrictions on disclosure and other methods. For example, with respect to trademarks, we have registered marks in more than 20 countries. We have filed patent applications to protect our technology. Our rights to stock indexes for our futures products principally derive from license agreements that we have obtained from Standard & Poor’s, the Nasdaq Stock Market, Inc. and others. For a more detailed discussion of these licenses, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Licensing Agreements.”

We regularly review our intellectual property to identify property that should be protected, the extent of current protection for that property and the availability of additional protection. We believe our various trademarks and service marks have been registered or applied for where needed. We also seek to protect our software and databases as trade secrets and under copyright law. We have copyright registrations for certain of our software, user manuals, and databases. Recent legal developments allowing patent protection for methods of doing business hold the possibility of additional protection, which we are pursuing.

Patents of third parties may have an important bearing on our ability to offer certain of our products and services. It is possible that, from time to time, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property that is material to our business.

Employees

As of February 19, 2005, we had 1,283 employees. We consider relations with our employees to be good. We have never experienced a work stoppage. We are not a party to any collective bargaining agreement. However, we employ 8 engineers who are associated with the International Union of Operating Engineers, Local 399, AFL-CIO.

Available Information

Our Web site is www.cme.com. Information made available on our Web site does not constitute part of this document. We make available on our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance materials, including our Corporate Governance Principles, Director Independence and Conflict of Interest Policy, Board of Directors Code of Ethics, Independence Standards, Employee Code of Conduct and the charters for all the standing committees of our Board, may also be found on our Web site. Copies of these materials are also available to shareholders upon written request to Shareholder Relations and Membership Services, Attention Ms. Beth Hausoul, Chicago Mercantile Exchange Holdings Inc., 20 South Wacker Drive, Chicago, Illinois 60606.

Certain Factors that May Affect Our Business

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business.

Shareholders who own trading rights on our exchange account for 12 of the 20 directors on our Board. In addition, our shareholders who are members and own trading rights on our exchange, and who may have interests that differ from or conflict with those of shareholders who are not also members, own a substantial amount of our voting stock. Our dependence on the trading and clearing activities of our members, combined with their share ownership and rights to elect directors, enables them to exert substantial influence over the operation of our business.

We believe that our shareholders who own trading rights on our exchange own a substantial amount of our outstanding Class A common stock. In addition, as of April 21, 2004, the date of our most recent Annual Meeting of Shareholders, 12 of the 20 directors on our Board owned or were officers or directors of others who owned memberships on our exchange. We are dependent on the revenues from the trading and clearing activities of our members. This dependence also gives them substantial influence over how we operate our business.

Many of our trading members and clearing firms derive a substantial portion of their income from their trading or clearing activities on or through our exchange. In addition, trading rights on our exchange have substantial independent value. The amount of income that members derive from their trading, brokering and clearing activities and the value of their trading rights are, in part, dependent on the fees they are charged to trade, broker, clear and access our markets and the rules and structure of our markets. Our trading members, many of whom act as floor brokers and floor traders, benefit from trading rules, membership privileges and fee discounts that enhance their open outcry trading opportunities and profits. Our predominantly electronic trading members benefit from fee discounts and transaction fee caps that enhance their electronic trading opportunities and profits. Our clearing firms benefit from all of the foregoing, as well as decisions that increase electronic trading, which over time will reduce their costs of doing business on our exchange. As a result, holders of our Class A common stock may not have the same economic interests as our members. In addition, our members may have differing interests among themselves depending on the role they serve in our markets, their method of trading and the products they trade. Consequently, members may advocate that we enhance and protect their clearing and trading opportunities and the value of their trading privileges over their economic interest in us represented by Class A common stock they may own.

The share ownership of our members, in combination with their Board representation rights and charter provision protections described in the immediately following risk factor, could be used to influence how our business is changed or developed, including how we address competition and how we seek to grow our volume and revenue and enhance shareholder value.

Our certificate of incorporation grants special rights to holders of Class B common stock, which protect their trading rights and give them special Board representation, and require that we maintain open outcry trading until volumes are not significant.

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

Our Class B shareholders are also entitled to elect six of the 20 directors on our Board even if their Class A share ownership interest is very small or non-existent.

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

We generate revenues primarily from our clearing and transaction fees, our clearing and transaction processing services provided to third parties and our quotation data fees. We expect to continue to do so for the foreseeable future. Each of these revenue sources is substantially dependent on the trading volume in our markets. Our trading volume is directly affected by U.S. domestic and international factors that are beyond our control, including:

•	economic, political and market conditions;

•	broad trends in industry and finance;

•	changes in levels of trading activity, price levels and price volatility in the derivatives markets and in underlying fixed-income, equity indexes, foreign exchange and commodity markets;

•	legislative and regulatory changes;

•	competition;

•	changes in government monetary policies and foreign exchange rates;

•	consolidation in our customer base and within our industry; and

•	inflation.

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

The success of our markets will depend on our ability to complete development of and successfully implement electronic marketplaces that have the functionality, performance, reliability, speed and liquidity required by our customers.

The future success of our business depends in large part on our ability to create interactive electronic marketplaces in a wide range of derivatives products that have the required functionality, performance, reliability, speed and liquidity to attract and retain customers. A significant portion of our current overall volume is generated through electronic trading of our CME Eurodollar contract and E-mini S&P 500 and E-mini NASDAQ-100 products. However, during 2004 approximately 41% of our volume and nearly 32% of our clearing and transaction fee revenues were generated through our open outcry trading facilities. Most of our open outcry volume is related to trading in options on our futures contracts. Our electronic functionality may not be capable of accommodating all of the complex trading strategies typically used for trading options on futures contracts. We have implemented a pilot program for an enhanced options system for trading options on CME Eurodollars for a limited group of market participants. This system is designed to facilitate trading of complex combination and spread trades typically used with short-term interest rate options on futures, within a fully transparent and competitive executive environment. In the second half of 2005, we plan to link this system with the CME Globex platform to make it accessible to our entire marketplace. We also plan to increase its functionality to include trading of other option contracts. However, we may not complete the development of, or successfully implement, the required electronic functionality for CME’s options on futures contracts, including the integration and operation of our enhanced options system. Moreover, our customers who trade options may not accept our electronic trading systems. In either event, our ability to increase trading volume of options on futures contracts on the CME Globex platform would be adversely affected. In addition, if we are unable to develop our electronic trading systems to include other products and markets, or if our electronic marketplaces do not have the required functionality, performance, reliability, speed and liquidity, we may not be able to compete successfully in an environment that is increasingly dominated by electronic trading.

We maintain the simultaneous operation of open outcry trading and electronic trade execution facilities, which may, over time, prove to be inefficient and costly and ultimately adversely affect our profitability.

Currently, we maintain both open outcry trade and electronic trade execution facilities. For some products, we maintain side-by-side trading facilities for both open outcry and electronic trading. We are obligated, through the inclusion of provisions in our certificate of incorporation, to maintain the operation of our open outcry trading facilities until the trading volumes in them are not significant. If we continue to operate both trading facilities for the same product, liquidity of markets on each may be less than the liquidity of competing markets on a unified trading platform. In addition, it may be expensive to continue operating two trading systems for the same product. We may incur substantial expenses and experience delays because of our efforts to create trading links between the separate trading platforms to facilitate trading on both systems. Any loss of efficiency or increase in time to market of new or improved products could be detrimental to our business. In addition, we may expend resources on the maintenance of our open outcry facilities that could be more efficiently used to develop our capacity and functionality and reduce our costs in the increasingly competitive market for electronic trading facilities.

The enhancement of our electronic trading platform exposes us to risks inherent in operating in the new and evolving market for electronic transaction services. If we do not successfully enhance our electronic trading platform, or if our customers do not accept it, our revenues and profits will be adversely affected.

We must further enhance our electronic trading platform to remain competitive. As a result, we will continue to be subject to risks, expenses and uncertainties encountered in the rapidly evolving market for electronic transaction services. These risks include our failure or inability to:

•	provide reliable and cost-effective services to our customers;

•	develop, in a timely manner, the required functionality to support electronic trading in our key products in a manner that is competitive with the functionality supported by other electronic markets;

•	match fees of our competitors that offer only electronic trading facilities;

•	attract independent software vendors to write front-end software that will effectively access our electronic trading system and automated order routing system;

•	respond to technological developments or service offerings by competitors; and

•	generate sufficient revenue to justify the substantial capital investment we have made and will continue to make to enhance our electronic trading platform.

If we do not successfully enhance our electronic trading platform, or our current or potential customers do not accept it, our revenues and profits will be adversely affected.

If we are not able to keep up with rapid technological changes, our business will be materially harmed.

To remain competitive, we must continue to improve the responsiveness, functionality, accessibility and other features of our software, network distribution systems and technologies. The markets in which we compete are characterized by rapidly changing technology, changes in customer demand and uses of products and services, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Our future success will depend in part on our ability to anticipate and adapt to technological advancements and changing standards in a timely, cost-efficient and competitive manner. We cannot assure you that we will successfully implement new technologies or adapt our technology to customer and competitive requirements or emerging industry standards.

We face intense competition from other companies, including some of our members. If we are not able to successfully compete, our business will not survive.

The derivatives, securities and financial services industries are highly competitive. We expect that competition will continue to intensify in the future. Our current and prospective competitors, both domestically and around the world, are numerous. They include securities and securities option exchanges, futures exchanges, OTC markets, clearing organizations, market data and information vendors, electronic communications networks, crossing systems and similar entities, consortia of large customers, consortia of some of our clearing firms and electronic brokerage and dealing facilities. At December 31, 2004, there were 56 futures exchanges located in 29 countries, including 9 futures exchanges in the United States. In February 2004, Eurex commenced operation of its U.S. derivatives exchange, Eurex U.S. Eurex U.S.’s initial competitive efforts were directed at the CBOT. However, Eurex U.S. has expanded its product offerings to include futures based on the Russell 1000 and Russell 2000 Indexes in direct competition with us. In March 2004, Euronext.liffe began listing and trading Eurodollar futures contracts.

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

A number of factors beyond our control may contribute to substantial fluctuations in our operating results—particularly in our quarterly results. Generally, we have experienced relatively higher volume during the first and second quarters and lower trading volume in the third and fourth quarters. In addition, our average rate per contract which impacts our operating results is subject to fluctuation based on the product traded, the method of trade and the exchange trading privileges of the customer making the trade. Each of these factors is difficult to predict and, therefore, you may not be able to rely on our average rate per contract in any particular period as an indication of our future average rate per contract. As a result of seasonality and the factors previously described, you will not be able to rely on our operating results in any particular period as an indication of our future performance. If we fail to meet securities analysts’ expectations regarding our operating performance, the price of our Class A common stock could decline substantially.

The CFMA has reduced the barriers of entry into our markets which has led to increased competition and enabled many of our customers to trade futures contracts other than on exchanges. These changes may adversely affect our trading volume, revenue and profits.

Our industry has been subject to several fundamental regulatory changes, including changes in the statute under which we have operated since 1974. The Commodity Exchange Act generally required all futures contracts to be executed on an exchange that had been approved by the CFTC. The “exchange trading requirement” was modified by CFTC regulations and interpretations to permit privately negotiated swap contracts to be transacted in the OTC market. The CFTC exemption under which the OTC derivatives market operated precluded the OTC market from using exchange-like electronic transaction systems and clearing facilities. These barriers to competition from the OTC market were repealed by the CFMA. One of the chief beneficiaries of the CFMA has been OTC dealers and competitors that operate or intend to open electronic trading facilities or to conduct their futures business directly among themselves on a bilateral basis. The customers who may access these trading facilities or engage in bilateral private transactions are the same customers who account for a substantial portion of our trading volume. The CFMA also permits banks, broker-dealers and some of their affiliates to engage in foreign exchange futures transactions for or with retail customers without being subject to regulation under the Commodity Exchange Act. These customers are the same customers who use CME foreign exchange products. In the future, our industry may become subject to new regulations or changes in the interpretation or enforcement of existing regulations. We cannot predict the extent to which any future regulatory changes may adversely impact our business, including our ability to compete with enterprises who offer off-exchange trading and who benefit from a reduced regulatory burden and lower-cost business model.

The CFMA also permits bank clearing organizations and clearing organizations regulated by the SEC to clear a broad array of derivatives products in addition to the products that these clearing organizations have traditionally cleared. This allocation of jurisdiction may be advantageous to competing clearing organizations and result in a lower volume of trading cleared through our clearing house.

Our members may seek alternative trading venues and products and negatively impact the liquidity of our markets and our trading volume.

The trading activities of our members accounted for nearly 78% of our trading volume during 2004. When we became a for-profit company, we changed the role of our members in the operation of our business. We eliminated many member-dominated committees or converted them into advisory bodies. We gave our professional staff greater decision-making responsibilities. Subject to the oversight of our Board of Directors, our management is charged with making decisions that are designed to enhance shareholder value, which may lead to decisions or outcomes with which our members disagree. These changes may make us less attractive to our members and encourage them to conduct their business at, or seek membership in, another exchange or to trade in equivalent products among themselves on a private, bilateral basis. A material decrease in member trading activity that is not offset by an increase in non-member trading would negatively impact liquidity and trading volume in our products and reduce our revenues. A loss or material reduction in the number of our clearing firms and the capital they provide to guarantee their trades and the trades of their customers would also diminish the strength and attractiveness of our clearing house and our markets.

Our trading volume, and consequently our revenues and profits, would be adversely affected if we are unable to retain our current customers or attract new customers to our exchange.

The success of our business depends, in part, on our ability to maintain and increase our trading volume. To do so, we must maintain and expand our product offerings, our customer base and our trade execution alternatives. Our success also depends on our ability to maintain our trading volume and to offer competitive prices and services in an increasingly price sensitive business. We cannot assure you that we will be able to continue to expand our product lines, or that we will be able to retain our current customers or attract new customers. We also cannot assure you that we will not lose customers to low-cost competitors with comparable or superior products, services or trade execution facilities. If we fail to maintain our trading volume, to expand our product offerings or execution facilities, or lose a substantial number of our current customers, or are unable to attract new customers, our business will be adversely affected.

Any significant decline in the trading volume of our CME Eurodollar, S&P 500 or NASDAQ-100 futures and options on futures contracts or in privately negotiated foreign exchange transactions using our clearing house would adversely affect our revenues and profitability.

We are substantially dependent on trading volume from four product offerings for a significant portion of our clearing and transaction fee revenues and profits. The clearing and transaction fee revenues attributable to transactions in CME Eurodollar contracts, all our contracts based on the S&P 500 and NASDAQ-100 (including CME E-mini products), and privately negotiated foreign exchange transactions using our clearing house were approximately 43%, 26%, 10% and 6%, respectively, of our total clearing and transaction fee revenues during 2004 and 36%, 35%, 12% and 8%, respectively, during 2003. Any significant decline in our trading volume in any of these products would negatively impact our business, financial condition and operating results.

We believe our CME Eurodollar contract serves as a global financial benchmark, but we cannot assure you that, in the future, other products will not become preferred alternatives to our CME Eurodollar contract as a means of managing or speculating on interest rate risk. We also cannot assure you that competitors will not enter the Eurodollar market. For example, in March 2004, Euronext.liffe began listing and trading Eurodollar futures contracts. Our members may also elect to trade Eurodollars in privately negotiated bilateral transactions without the use of our clearing house. In either of these events, our trading volume, revenues and profitability could be adversely affected. In addition, exchange traded funds, or ETFs, compete with our equity index products and are increasing in popularity. ETFs represent a basket of securities that are traded on an exchange.

Our rights to the Standard & Poor’s® and NASDAQ® products were obtained through licensing arrangements. Our license agreement with Standard & Poor’s provides that the S&P 500 Index futures products will be exclusive until December 31, 2008 and non-exclusive from December 31, 2008 until December 31, 2013.

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

We cannot assure you that either of our Standard & Poor’s or Nasdaq license agreements will be renewed when they terminate. In addition, we cannot assure you that others will not succeed in creating stock index futures based on information similar to that which we have obtained by license or that market participants will not increasingly use alternative instruments, including securities and options based on the S&P and NASDAQ indexes, to manage or speculate on U.S. stock risks. Parties may also succeed in offering indexed products that are similar to our licensed products without being required to obtain a license or in countries that are beyond the jurisdictional reach of us and/or our licensors. We also cannot assure you that Nasdaq will not directly or indirectly through other exchanges offer security futures contracts that compete with our broad-based index futures contracts based upon NASDAQ indexes.

Our clearing house operations expose us to substantial credit risk of third parties. Our financial condition will be adversely affected in the event of a significant default.

Our clearing house acts as the counterparty to all trades consummated on or through our exchange or on third-party exchanges for which we provide clearing and transaction processing services. As a result, we are exposed to significant credit risk of third parties, including our clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. A substantial part of our working capital is at risk if a clearing firm defaults on its obligations to our clearing house and its margin and security deposits are insufficient to meet its obligations. Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cover any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default.

We may not continue to realize the benefits of our agreement to provide clearing and transaction processing services for CBOT products.

We entered into an agreement with the CBOT in April 2003, which was subsequently amended in March 2004, to provide clearing and transaction processing services for CBOT futures and options on futures contracts. Under the terms of the agreement, clearing services for commodity, equity index and some interest rate products began in November 2003 and for all other CBOT futures and options on futures contracts on January 2, 2004. In 2004, we cleared 600 million contracts for the CBOT, which generated approximately $55 million in clearing and transaction processing services revenue. We cannot assure you that we will continue to realize the benefits received from our clearing and transaction processing agreement. Our future revenues from providing these clearing and transaction processing services will be dependent on the CBOT’s ability to maintain and/or expand its trading volume, which is subject to a number of factors beyond its control. As a futures exchange, CBOT’s ability to maintain or expand its volume and operate its business is subject to the same types of risks to which we are subject. For example, in February 2004, Eurex launched a registered U.S. derivatives exchange, Eurex U.S., which offers, among other products, contracts on U.S. Treasury notes and bonds in direct competition with contracts currently traded at CBOT. Any significant decrease in CBOT’s trading volume will result in a corresponding decrease in our realized benefits. Our net income from the clearing and transaction processing services we provide to the CBOT will also depend on our ability to control our costs associated with providing such services.

The initial term of the agreement is five years, with subsequent three year renewals upon the mutual consent of the parties. The terms of the agreement also provide that both we and the CBOT may terminate the agreement in some circumstances. We cannot assure you that the agreement will not be terminated prior to the end of its term or that the agreement will be renewed after its initial term. Any such event could have an adverse effect on our revenues.

Our market data fees may be reduced or eliminated by the growth of electronic trading and electronic order entry systems. If we are unable to offset that reduction through terminal usage fees or transaction fees, we will experience a reduction in revenue.

We sell our market data to individuals and organizations that use our markets or monitor general economic conditions. Revenues from our market data totaled $60.9 million, or 8% of our net revenues during 2004 and $53.2 million, or 10% of our net revenues for the same period in 2003. Electronic trading systems do not usually impose separate charges for supplying market data to trading terminals. If we do not separately charge for market data supplied to trading terminals, and trading terminals with access to our markets become widely available, we could lose quote fee revenue from those who have access to trading terminals. We will experience a reduction in our revenues if we are unable to recover that lost quote fee revenue through terminal usage fees or transaction fees.

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

We are heavily dependent on the capacity and reliability of the computer and communications systems and software supporting our operations. We receive and/or process a large portion of our trade orders through electronic means, such as through public and private communications networks. Our systems, or those of our third party providers, may fail or operate slowly, causing one or more of the following to occur:

•	unanticipated disruptions in service to our customers;

•	slower response times;

•	delays in our customers’ trade execution;

•	failed settlement of trades;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	security breaches;

•	litigation or other customer claims;

•	loss of customers; and

•	regulatory sanctions.

We cannot assure you that we will not experience systems failures from power or telecommunications failure, acts of God, war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, acts of vandalism or similar events. If any of our systems do not operate properly or are disabled, including as a result of system failure, employee or customer error or misuse of our systems, we could suffer financial loss, liability to customers, regulatory intervention or reputational damage that could affect demand by current and potential users of our market.

From time to time, we have experienced system errors and failures that have resulted in some customers being unable to connect to our electronic trading platform or erroneous reporting, such as transactions that were not authorized by any customer or reporting of filled orders as cancelled. In September 2002 and May 2003, we experienced hardware failures that resulted in a temporary suspension of trading on the CME Globex platform. The impact of these events has not been material. However, we cannot assure you that if we experience system errors or failures in the future that they will not be material.

Our status as a CFTC registrant generally requires that our trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. We constantly monitor system loads and performance and regularly implement system upgrades to handle estimated increases in trading volume. However, we cannot assure you that our estimates of future trading volume will be accurate or that our systems will always be able to accommodate actual trading volume without failure or degradation of performance. Increased CME Globex trading volume may result in connectivity problems or erroneous reports that may affect users of the platform. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, file lawsuits against us or cease doing business with us or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations.

We will need to continue to upgrade, expand and increase the capacity of our systems as our business grows and we execute our business strategy. Our goal is to design our systems to handle at least twice our peak historical transactions in our highest volume products. As volumes grow, the ability of our systems to meet this goal on an ongoing basis depends on our ability to increase our system capacity on a timely basis while maintaining system reliability. Although many of our systems are designed to accommodate additional volume and products and services without redesign or replacement, we will need to continue to make significant investments in additional hardware and software to accommodate increased volume and to provide clearing and transaction processing services to third parties. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses would be adversely affected.

Some of our largest clearing firms have indicated their belief that clearing facilities should not be owned or controlled by exchanges and should be operated as utilities and not for profit. These clearing firms have sought, and may seek in the future, legislative or regulatory changes that would, if adopted, enable them to use alternative clearing services for positions established on our exchange. Even if they are not successful, these factors may cause them to limit or stop the use of our markets.

Some of our largest clearing firms, which are significant customers and intermediaries in our products, have stressed the importance to them of centralizing clearing of futures contracts and options on futures contracts in order to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many clearing firms have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as for-profit enterprises. Some of these firms, along with the Futures Industry Association, have sought, and may seek in the future, legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. Our strategic business plan is to operate a vertically integrated transaction execution, clearing and settlement business. If these legislative or regulatory changes are adopted, our strategy and business plan may lead clearing firms to establish, or seek to use, alternative clearing houses for clearing positions established on our exchange. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit or stop the use of our products and markets. If any of these events occur, our revenues and profits would be adversely affected.

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

Although the CFMA significantly reduced our regulatory burdens, we remain extensively regulated by the CFTC. Our international operations may be subject to similar regulations in specific jurisdictions. We are registered in the United Kingdom, Australia, Austria, France, Hong Kong, Italy, Japan, the Netherlands, Singapore and Switzerland. In some cases, our registrations are subject to annual review and such reviews may subject us to additional requirements in the future. We may also be required to register or become subject to regulation in other jurisdictions in order to accept business from customers in those jurisdictions.

Many aspects of our operations are subject to oversight and regulation by the CFTC. Our activities relating to single stock and narrow-based stock index futures products are also subject to oversight by the SEC. Our operations are subject to ongoing review and oversight, including:

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

The CFTC has broad powers to investigate and enforce compliance and punish non-compliance with its rules and regulations. We cannot assure you that we and/or our directors, officers, employees and affiliates will be able to fully comply with these rules and regulations. We also cannot assure you that we will not be subject to claims or actions by the CFTC or other agencies.

Demutualization and the increasing utilization of electronic trading systems by traders from remote locations may, among other developments, impact our ability to continue the traditional form of “self-regulation” that has been an integral part of the CFTC regulatory program. The CFTC is conducting an ongoing review of self-regulatory organizations and the appropriate role, if any, of self regulation in the futures markets. We cannot assure you that the CFTC will not make modifications to its regulations as a result of its review. Any such modification or restructuring of our regulatory functions could entail material costs and may have an adverse effect on the way we conduct our business.

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

The CFTC is subject to reauthorization every four years, which is currently scheduled for 2005. We expect proposals to change the regulatory structure to be advanced in connection with the reauthorization process. This process could result in regulations that may have a negative impact on the way we operate our exchange, including our ability to operate our self-regulatory functions or effectively compete with new entrants into our market place.

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

There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees, including employees of GFX Corporation, our wholly owned subsidiary that engages in proprietary trading primarily in foreign exchange futures, could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of CME customers or improper use of confidential information. Employee misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees also may commit errors that could subject us to financial claims for negligence, or otherwise, as well as regulatory actions. For example, employees of GFX Corporation enter into transactions to promote liquidity in CME foreign exchange contracts on the CME Globex platform and subsequently enter into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit market risk. In the event the offsetting transaction is not entered into or is not timely or properly executed, we could be exposed to substantial market risk.

We may have difficulty executing our growth strategy and maintaining our growth effectively.

We have experienced significant growth in our business. Continued growth may require additional investment in personnel, facilities, information technology infrastructure and financial and management systems and controls and may place a significant strain on our management and resources. We may not be successful in implementing all of the processes that are necessary to support our growth organically or as described in the following risk factor through acquisitions or other strategic alliances. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with our growth, our future profitability could be adversely affected, and we may have to incur significant expenditures to address the additional operational and control requirements as a result of our growth.

Our acquisition, investment and alliance strategy involves risks. If we are unable to effectively manage these risks, our business will be materially harmed.

To achieve our strategic objectives, in the future we may seek to acquire or invest in other companies, businesses or technologies. Acquisitions entail numerous risks, including the following:

•	difficulties in the assimilation of acquired businesses or technologies;

•	diversion of management’s attention from other business concerns;

•	assumption of unknown material liabilities;

•	difficulties in implementing adequate compliance and risk management methods for new operations;

•	failure to achieve financial or operating objectives; and

•	potential loss of customers or key employees of acquired companies.

We may not be able to integrate successfully any operations, personnel, services or products that we have acquired or may acquire in the future.

We also may seek to expand or enhance some of our operations by forming joint ventures or alliances with various strategic partners throughout the world. Entering into joint ventures and alliances also entails risks, including difficulties in developing and expanding the business of newly formed joint ventures, exercising influence over the activities of joint ventures in which we do not have a controlling interest, and potential conflicts with our joint venture or alliance partners. For example, in 2001 we entered into an operating agreement governing OneChicago, our joint venture with the CBOE and the CBOT, to trade single stock futures and futures based on narrow-based stock indexes. We own approximately a 40% interest in the joint venture. OneChicago’s performance to date has been poor, and the company has not met our expectations. We continue to monitor its performance and future prospects and evaluate whether or not we will make additional investments in OneChicago. Our ability to control strategic decisions by OneChicago or its Board is limited. In addition, under the terms of our amended operating agreement, until June 30, 2005, we are restricted from in any way engaging in the business of trading, marketing, regulating, selling, purchasing, clearing or settling transactions in single stock futures other than in conjunction with the joint venture. This restriction on our ability to compete applies whether or not we remain part of the joint venture, but it does not apply to futures based on exchange-traded funds or narrow-based stock indexes. We cannot assure you that any joint venture or alliance that we have entered into, including OneChicago, or may enter into in the future will be successful.

Our ability to successfully trade single stock futures and futures on narrow-based stock indexes may be impaired by statutory and regulatory provisions that limit our natural competitive advantages and expand opportunities for competitors.

The CFMA, which authorized us to trade futures contracts based on individual securities and narrow-based stock indexes, or security futures, prohibited the implementation in connection with these contracts of many traditional features of futures trading that would have made using security futures cheaper, tax advantaged and more efficient than using similar security options and OTC security derivatives. The CFMA also created a system of dual registration and regulation for security futures intermediaries and exchanges that may be costly and burdensome to the intermediaries and the exchanges and may discourage intermediaries and investors from using security futures. The CFMA also eliminated most legal impediments to unregulated trading of security futures or similar products between qualified investors. In addition, foreign exchanges may be allowed to trade similar products under terms that will be more favorable than the terms we are permitted to offer our customers. Finally, security futures are subject to a number of complicated and controversial regulations. As a result, we cannot assure you that we, either directly or through our joint venture, OneChicago, will be successful in offering single stock futures or futures on narrow-based stock indexes.

The imposition in the future of regulations requiring that clearing houses establish linkages with other clearing houses whereby positions at one clearing house can be transferred to and maintained at, or otherwise offset by a fungible position existing at, another clearing house may have a material adverse effect on the operation of our business.

In connection with the trading of single stock futures and futures on narrow-based stock indexes, the CFMA contemplates that clearing houses will, after an initial period, establish linkages enabling a position in any such product executed on an exchange for which it clears these products to be offset by an economically linked or fungible position on the opposite side of the market that is executed on another exchange utilizing a different clearing house. If, in the future, a similar requirement is imposed with respect to futures contracts generally, the resulting unbundling of trade execution and clearing services would have a material adverse effect on our revenues and profits.

Expansion of our operations internationally involves special challenges that we may not be able to meet, which could adversely affect our financial results.

We plan to continue to expand our operations internationally, including by directly placing order entry terminals with members and/or non-member customers outside the United States and by relying on distribution systems established by our current and future strategic alliance partners. We face certain risks inherent in doing business in international markets, particularly in the regulated derivatives exchange business. These risks include:

•	restrictions on the use of trading terminals or the contracts that may be traded;

•	becoming subject to extensive regulations and oversight, tariffs and other trade barriers;

•	reduced protection for intellectual property rights;

•	difficulties in staffing and managing foreign operations;

•	general economic and political conditions in the countries from which our markets are accessed may have an adverse effect on our volume from those countries; and

•	potentially adverse tax consequences.

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

Any infringement by us on patent rights of others could result in litigation and adversely affect our ability to continue to provide, or increase the cost of providing, our products and electronic execution services.

Patents of third parties may have an important bearing on our ability to offer certain of our products and services. Our competitors as well as other companies and individuals may obtain, and may be expected to obtain in the future, patents related to the types of products and services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. These claims of infringement are not uncommon in our industry.

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

We have only operated as a for-profit company with private ownership interests since November 2000. We have a limited operating history as a for-profit business on which you can evaluate our management decisions, business strategy and financial results. As a result, our historical and recent financial and business results may not be representative of what they may be in the future. We are subject to risks, uncertainties, expenses and difficulties associated with changing and implementing our business strategy that are not typically encountered by established for-profit companies. The major U.S. futures exchanges have operated historically as mutual, membership organizations. There is little history or experience in operating an exchange as a for-profit corporation upon which we can draw. As a not-for-profit company, our business strategy and fee structure were designed to provide profit opportunities for our members. We targeted profit levels that provided sufficient levels of working capital. Today, our for-profit initiatives are designed to increase our revenues, make us profitable, optimize volume and liquidity and create operating efficiencies. These initiatives may not yield the benefits or efficiencies we expect. For example, fee increases, volume and member discounts and new access rules to our markets may not separately result in higher revenues and profits or greater volume or liquidity in our markets. As a result, we may not be able to operate effectively as a for-profit corporation. It is possible that we may incur significant operating losses in the future and that we may not be able to achieve or sustain long-term profitability.

As a holding company, we are dependent on dividends from our operating subsidiary to pay dividends and other obligations.

We are a holding company with no business operations. Our most significant asset is the outstanding capital stock of our subsidiary. As a result, we rely on payments from our subsidiary to meet our obligations. Under our dividend policy, our dividend target is approximately 30% of the prior year’s cash earnings. In 2004, we paid regular quarterly dividends of $0.26 per share to our Class A and Class B shareholders. On January 31, 2005, we declared a first quarter dividend of $0.46 per share payable on March 28, 2005. Although in the past our subsidiary has generated sufficient cash flow to pay dividends to us to allow us to pay a dividend in respect of our Class A and Class B common stock, we cannot guarantee you that it will continue to have adequate cash flow to do so in the future. Our existing credit facility, as well as future credit facilities, other future debt obligations and statutory provisions, may limit our ability to pay dividends.

ITEM 2. PROPERTIES

Our trading facilities and corporate headquarters are located at 20 South Wacker Drive in Chicago, Illinois. We occupy approximately 496,000 square feet of office space pursuant to a lease that expires in 2008. We also occupy approximately 70,000 square feet of trading floor space under a lease with the CME Trust with an initial term that expires in 2009. We have an option to extend the term of the lease to 2012 with an option for two successive seven-year extensions through 2019 and 2026. We maintain backup facilities for our electronic systems in separate office towers at 10 and 30 South Wacker Drive, and we opened a remote data center that became operational in the third quarter of 2002 and added a second remote data center in 2004 that will become operational in 2005. We also lease administrative office space in Washington, D.C., and Tokyo, Japan and both administrative and communication equipment space in London, England. We believe our facilities are adequate for our current operations and that additional space can be obtained if needed.

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

On August 3, 2004, McGraw-Hill Companies, Inc. filed suit against CME in the Southern District of New York seeking declaratory and injunctive relief relating to the scope and proper interpretation of the 1997 License Agreement under which we trade various products based on S&P indexes. McGraw-Hill claims that statements about a launch by CME of a variance product based on an S&P index amounts to a threatened breach of contract, misappropriation, federal trademark infringement and unfair competition, federal and state trademark dilution, common law trademark infringement, and common law unfair competition. McGraw-Hill is seeking unspecified damages in addition to an injunction. On September 20, 2004, CME filed its answer and counterclaims against McGraw-Hill, including claims for injunctive relief, breach of contract and unspecified damages. CME also named the CBOE and CBOE Futures Exchange, LLC as additional parties and is seeking injunctive relief and punitive damages for tortious interference with contractual and prospective business relations and misappropriation. Based on its investigation to date and advice from legal counsel, we believe McGraw-Hill’s claims are without merit and intend to defend them vigorously.

On October 14, 2003, the U.S. Futures Exchange, L.L.C., or Eurex U.S., and U.S. Exchange Holdings, Inc., filed suit against the CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that the CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. On December 12, 2003, the CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. On September 2, 2004, the judge granted the CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. Based on its investigation to date and advice from legal counsel, we believe this suit is without merit and we intend to vigorously defend against these charges.

In November 2002, a former employee filed a complaint against CME in the Circuit Court of Cook County, Illinois seeking in excess of $3 million in damages, which was subsequently amended to allege common law claims of retaliatory discharge. On November 19, 2004, the court granted CME’s motion to dismiss for failure to state a claim, with prejudice, and found that it was a final ruling for purposes of appeal. In February 2005, the former employee appealed the decision. In June 2003, the former employee filed a complaint in the United States District Court for the Northern District of Illinois alleging that his employment was terminated because of his race in violation of Title VII, and that his employment termination violated Section 1981 (which prohibits discrimination in making and enforcing contracts). In this matter, the individual seeks reinstatement, back pay and benefits, punitive damages in the amount of $2 million, plus actual damages to be determined at trial. CME asserted three counterclaims for breach of fiduciary duty, unlawful destruction of personal property and conversion. Both parties have filed motions for summary judgment. Based on its investigation to date and advice from legal counsel, we believe these claims are without merit and intend to defend them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The disclosure regarding market information and dividends required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2004, under the heading “Share Information” on page 88 and in CME Holdings’ Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2004, under the heading “Selected Financial Data” on page 28 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2004, on pages 29 through 56 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2004, under the heading “Quantitative And Qualitative Disclosure About Market Risk” on pages 56 and 57 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2004, on pages 61 through 87 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2004, on page 59 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

Attestation Report of the Independent Registered Public Accounting Firm

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2004, on page 60 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in CME Holdings’ Proxy Statement under the headings “Nominees for Equity Directors”, “Nominees for Class B-1 Director”, “Nominees for Class B-2 Director” and “Nominees for Class B-3 Director”, “Members of Our Board Not Standing for Election This Year”, “Meetings of Our Board and Board Committees — Audit”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference, pursuant to General Instruction G(3).

We have adopted a written code of conduct applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and other senior financial officers. In accordance with SEC rules and regulations, our Code of Conduct is available on our Web site at www.cme.com under the “Investor Relations—Corporate Governance Overview” link. We intend to disclose promptly on our Web site any substantive amendments to our Code of Conduct and waivers granted to our executive officers. You may also obtain a copy of our Code of Conduct by following the instructions in the section of this Annual Report on Form 10-K entitled “Item 1. Business — Available Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in CME Holdings’ Proxy Statement under the headings “Directors’ Compensation and Benefits” and “Executive Compensation” and is incorporated herein by reference, pursuant to General Instruction G(3); provided, however, that the Report of the Compensation Committee and the Performance Graph contained in the Proxy Statement are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is included in CME Holdings’ Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Directors, Director Nominees and Executive Officers” and “Security Ownership by Certain Owners” and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in CME Holdings’ Proxy Statement under the heading “Certain Business Relationships” and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in CME Holdings’ Proxy Statement under the heading “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policy” and is incorporated herein by reference, pursuant to General Instruction G(3).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

(1) Financial Statements

The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, appearing on pages 27 through 87 of CME Holdings’ annual report to shareholders are included in Exhibit 13.1 hereto and are incorporated by reference herein:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

The following Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

Schedule I Condensed Financial Information at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002

Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003 and 2002

All other schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown in the consolidated financial statements or notes thereto.

Schedule I - Condensed Financial Information of

Chicago Mercantile Exchange Holdings Inc. and Subsidiaries

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

BALANCE SHEETS

(in thousands)

	At December 31
	2004	2003
Assets
Cash and cash equivalents	$274,279	$99,942
Marketable securities	223,039	176,745
Accounts receivable	14	—
Other current assets	1,755	1,451
Other non-current assets	800	—
Investment in CME, net of advances from CME of $374 in 2004 and advances to CME of $596 in 2003	316,065	285,641

Total Assets	$815,952	$563,779

Liabilities and Shareholders’ Equity
Other current liabilities	$3,355	$784
Total shareholders’ equity	812,597	562,995

Total Liabilities and Shareholders’ Equity	$815,952	$563,779

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31
	2004	2003	2002
Revenues
Investment income	$6,390	$2,025	$93
Expenses	377	229	—

Income before income taxes and equity in net income of CME	6,013	1,796	93
Income tax provision	(2,587)	(731)	(37)

Income before equity in net income of CME	3,426	1,065	56
Equity in net income of CME	216,129	121,067	94,011

Net Income	$219,555	$122,132	$94,067

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$219,555	$122,132	$94,067
Less equity in net income of CME	(216,129)	(121,067)	(94,011)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of purchase premiums on investments	2,368	—	—
Increase in accounts receivable	(14)	—	—
Increase (decrease) in advances to / from CME	970	(3,984)	3,388
Increase in other current assets	(304)	(1,451)	—
Increase in other current liabilities	2,587	747	37

Net Cash Provided by (Used in) Operating Activities	9,033	(3,623)	3,481

Cash Flows from Investing Activities:
Purchases of marketable securities	(99,177)	(176,745)	—
Proceeds from maturities of marketable securities	48,499	—	—
Dividend from CME	245,000	172,122	17,290

Net Cash Provided by (Used in) Investing Activities	194,322	(4,623)	17,290

Cash Flows from Financing Activities:
Cash dividends to shareholders	(35,066)	(20,630)	(17,290)
Exercise of stock options	6,048	7,878	—
Net proceeds from initial public offering	—	—	117,459

Net Cash Provided by (Used in) Financing Activities	(29,018)	(12,752)	100,169

Net increase (decrease) in cash and cash equivalents	174,337	(20,998)	120,940
Cash and cash equivalents, beginning of year	99,942	120,940	—

Cash and Cash Equivalents, End of Year	$274,279	$99,942	$120,940

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

Chicago Mercantile Exchange Holdings Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003 and 2002

(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Revenues	Deductions (1)	Balance at End of Year
Year ended December 31, 2004:
Allowance for doubtful accounts	$866	$343	$—	$(120)	$1,089
Accrued fee adjustments	1,986	—	17,362	(16,235)	3,113

Year ended December 31, 2003:
Allowance for doubtful accounts	$1,232	$(95)	$—	$(271)	$866
Accrued fee adjustments	3,137	—	13,209	(14,360)	1,986

Year ended December 31, 2002:
Allowance for doubtful accounts	$962	$771	$—	$(501)	$1,232
Accrued fee adjustments	2,241	—	20,656	(19,760)	3,137

(1)	Includes write-offs of doubtful accounts and payments for fee adjustments.

(b) Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of October 1, 2001, between Chicago Mercantile Exchange Inc., Chicago Mercantile Exchange Holdings Inc. and CME Merger Subsidiary Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on August 7, 2001, File No. 33-66988).

3.1	Amended and Restated Certificate of Incorporation of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.1 to Chicago Mercantile Exchange Holdings Inc.’s Current Report on Form 8-K, filed with the SEC on December 4, 2001).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.2 to Chicago Mercantile Exchange Holdings Inc.’s Current Report on Form 8-K, filed with the SEC on May 16, 2002).

3.3	Third Amended and Restated Bylaws of Chicago Mercantile Exchange Holdings Inc., as amended March 2, 2005 (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc.’s Current Report on Form 8-K, filed with the SEC on March 4, 2005).

4.1	Rights Agreement, dated as of November 30, 2001, between Chicago Mercantile Exchange Holdings Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holding’s Inc.’s Form 8-A, filed with the SEC on December 4, 2001).

4.2	First Amendment to Rights Agreement, dated as of November 13, 2002, between Chicago Mercantile Exchange Holdings Inc., Mellon Investor Services, LLC and Computershare Investor Services, LLC (incorporated by reference to Exhibit 5 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-A, filed with the SEC on November 29, 2002).

10.1**	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Omnibus Stock Plan, amended and restated effective as April 23, 2002 and as further amended on February 5, 2003 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Registration Statement on Form S-8, filed with the SEC on May 14, 2003, File No. 333-105236).

10.2**	Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan, including First Amendment thereto, dated December 14, 1994, Second Amendment thereto, dated December 8, 1998 and Administrative Guidelines thereto (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).

10.3**	Chicago Mercantile Exchange Inc. Directors’ Deferred Compensation Plan, including First Amendment thereto, dated December 8, 1998 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561); Second Amendment thereto, effective as of November 5, 2003; Third Amendment thereto, dated December 23, 2003.

10.4**	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Plan, including First Amendment thereto, dated December 31, 1996, Second Amendment thereto, dated January 14, 1998 and Third Amendment thereto, dated December 1998 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561); Fourth Amendment thereto, dated December 31, 2003.

10.5**	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Trust, including First Amendment thereto, dated September 7, 1993 (incorporated by reference to Exhibit 10.5 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).

10.6**	Form of Equity Grant Letter for Executive Officers (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 9, 2004).

10.7*	License Agreement, effective as of September 24, 1997, between Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.13 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on March 10, 2000, File No. 33-95561).

Exhibit Number	Description of Exhibit
10.8*	Amendments to the License Agreement, effective as of September 24, 1997, between Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc., including Letter Agreement, dated March 1, 1999; Letter Agreement, dated April 14, 1999; Letter Agreement, dated December 26, 2001; Letter Agreement, dated January 17, 2002; Letter Agreement, dated April 22, 2002; Amendment, effective April 22, 2002 (incorporated by reference to Exhibit 10.8 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 21, 2003).

10.9***	License Agreement, effective as October 9, 2003, between The Nasdaq Stock Market, Inc., a subsidiary of National Association of Securities Dealers, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004).

10.10*	Central Services System (NSC) Software License and Development Agreement, effective June 5, 1997, including First Amendment thereto, effective February 24, 1998, Second Amendment thereto, effective July 13, 1998, and Third Amendment thereto, effective January 30, 2001, between SBF Bourse de Paris and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.10 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on August 7, 2001, File No. 33-66988).

10.11*	Amendment, dated December 26, 2002, to the Central Services System (NSC) Software License and Development Agreement, effective June 5, 1997, between SBF Bourse de Paris and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.11 to Chicago Mercantile Exchange Holdings Inc. Form 10-K, filed with the SEC on March 21, 2003).

10.12*	CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.12 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on October 1, 2001, File No. 33-66988).

10.13*	Non-Termination Agreement, effective December 26, 2002, Regarding the CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. and Amendment No. 1, dated December 26, 2002, to the CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.13 to Chicago Mercantile Exchange Holdings Inc. Form 10-K, filed with the SEC on March 21, 2003).

10.14	Lease, dated as of November 11, 1983, between Chicago Mercantile Exchange Trust (successor to CME Real Estate Co. of Chicago, Illinois) and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.14 to Chicago Mercantile Exchange Inc.’s Form S-4 dated February 24, 2000, File No. 33-95561), first amendment thereto, dated as of December 6, 1989 (incorporated by reference to Exhibit 10.14 to Chicago Mercantile Exchange Inc.’s Form S-4 dated February 24, 2000, File No. 33-95561) and second amendment thereto made as of October 7, 2004 (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on October 19, 2004).

10.15	Lease, dated March 31, 1988, between EOP—10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated June 2, 1981 and known as Trust No. 51234) and Chicago Mercantile Exchange Inc. relating to 10 South Wacker Drive, including First Amendment thereto, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.15 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561), second amendment thereto, dated January 7, 2002, Third Amendment thereto, dated May 3, 2002, Fourth Amendment thereto, dated August 22, 2002, Fifth Amendment thereto, dated October 1, 2002 (incorporated by reference to Exhibit 10.12 to Chicago Mercantile Exchange Holdings Inc.’s Form S-1, filed with the SEC on December 2, 2002, File No. 333-90106), Sixth Amendment thereto, dated as of May 1, 2003 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 9, 2004), the Seventh Amendment thereto, dated as of April 20, 2004 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 9, 2004) and the Eight Amendment thereto, dated as of October 29, 2004 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 9, 2004).

Exhibit Number	Description of Exhibit
10.16	Lease, dated May 11, 1981, between EOP—10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434-06 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated March 20, 1980 and known as Trust No. 48268) and Chicago Mercantile Exchange Inc. relating to 30 South Wacker Drive, including First Amendment thereto, dated as of February 1, 1982, Second Amendment thereto, dated as of April 26, 1982, Third Amendment thereto, dated as of June 29, 1982, Fourth Amendment thereto, dated as of July 28, 1982, Fifth Amendment thereto, dated as of October 7, 1982, Sixth Amendment thereto, dated as of July 5, 1983, Seventh Amendment thereto, dated as of September 19, 1983, Eighth Amendment thereto, dated as of October 17, 1983, Ninth Amendment thereto, dated as of December 3, 1984, Tenth Amendment thereto, dated as of March 16, 1987, Eleventh Amendment thereto, dated as of January 1, 1999, Twelfth Amendment thereto, dated as of June 30, 1999 (incorporated by reference to Exhibit 10.16 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561).

10.17	Credit Agreement, dated as of October 15, 2004, among Chicago Mercantile Exchange Inc., each of the banks from time to time party thereto and the Bank of New York, as collateral agent (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on October 19, 2004).

10.18**	Agreement, dated November 7, 2003 between Chicago Mercantile Exchange Inc. and Craig S. Donohue (incorporated by reference to Exhibit 10.19 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004).

10.19**	Agreement, dated November 7, 2003 between Chicago Mercantile Exchange Inc. and Phupinder Gill (incorporated by reference to Exhibit 10.19 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004).

10.20**	Chicago Mercantile Exchange Holdings Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 11, 2003).

10.21***	Clearing Services Agreement, dated April 16, 2003, between Chicago Mercantile Exchange Inc. and The Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 11, 2003) and the first amendment thereto, dated as of March 1, 2004 (incorporated by reference to Exhibit 10.1 to the Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on May 5, 2004).

10.22**	Agreement, dated as of March 1, 2004, between Chicago Mercantile Exchange Inc. and Scott Robinson (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on May 5, 2004).

10.23**	Agreement, dated November 21, 2003, between Chicago Mercantile Exchange Inc. and James Krause (incorporated by reference to Exhibit 10.23 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004).

10.24	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Leo Melamed dated, January 31, 2005 (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on February 3, 2005).

13.1	Specified portions of Chicago Mercantile Exchange Holdings Inc.’s annual report to shareholders for the year ended December 31, 2004.

21.1	List of Subsidiaries of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 21.1 to Chicago Mercantile Exchange Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with SEC on March 28, 2002).

23.1	Consent of Ernst & Young LLP.

31.1	Section 302 Certification – Craig S. Donohue, Chief Executive Officer.

31.2	Section 302 Certification – James E. Parisi– Managing Director and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC.
**	Management contract or compensatory plan or arrangement.
***	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 10th day of March, 2005.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

By:	/s/ James E. Parisi
James E. Parisi
Managing Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2005.

Signature	Title
/s/ Craig S. Donohue	Chief Executive Officer and Director
Craig S. Donohue

/s/ Terrence A. Duffy	Chairman of the Board and Director
Terrence A. Duffy

/s/ James E. Parisi	Managing Director and Chief Financial Officer
James E. Parisi

/s/ Nancy W. Goble	Managing Director and Chief Accounting Officer
Nancy W. Goble

/s/ Dennis H. Chookaszian	Director
Dennis H. Chookaszian

/s/ Martin J. Gepsman	Director
Martin J. Gepsman

/s/ Daniel R. Glickman	Director
Daniel R. Glickman

Director
Elizabeth Harrington

/s/ Bruce F. Johnson	Director
Bruce F. Johnson

Signature	Title
/s/ Gary M. Katler	Director
Gary M. Katler

/s/ Patrick B. Lynch	Director
Patrick B. Lynch

/s/ Leo Melamed	Director
Leo Melamed

/s/ William P. Miller II	Director
William P. Miller II

/s/ James E. Oliff	Director
James E. Oliff

/s/ Alex J. Pollock	Director
Alex J. Pollock

/s/ William G. Salatich, Jr.	Director
William G. Salatich, Jr.

/s/ John F. Sandner	Director
John F. Sandner

/s/ Terry L. Savage	Director
Terry L. Savage

Director
Myron S. Scholes

/s/ William R. Shepard	Director
William R. Shepard

/s/ Howard J. Siegel	Director
Howard J. Siegel

/s/ David J. Wescott	Director
David J. Wescott