Form 10-Q
period 2005-03-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2005-05-05
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of each of the registrant’s classes of common stock as of April 29, 2005 was as follows: 34,254,428 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you to not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are: increasing competition by foreign and domestic competitors, including new entrants into our markets; our ability to keep pace with rapid technological developments, including our ability to complete the development and implementation of the enhanced functionality required by our customers; our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and our ability to maintain the competitiveness of our existing products and services; our ability to successfully implement our competitive initiatives; our ability to efficiently and simultaneously operate both open outcry trading and electronic trade execution facilities; our ability to adjust our fixed costs and expenses if our revenues decline; our ability to continue to realize the benefits of our transaction processing agreement with the Chicago Board of Trade; our ability to maintain existing customers and attract new ones; changes in domestic and foreign regulations; changes in government policy, including interest rate policy and policies relating to common or directed clearing; the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others; our ability to generate market data fees that may be reduced or eliminated by the growth of electronic trading; changes in the level of trading activity; changes in our rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs); changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets; the ability of our joint venture, OneChicago, LLC, to obtain market acceptance of its products and achieve sufficient trading volume to operate profitably; economic, political and market conditions; our ability to accommodate increases in trading volume without failure or degradation of performance of our systems; our ability to execute our growth strategy and maintain our growth effectively; our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy; industry and customer consolidation; decreases in trading and clearing activity; and seasonality of the futures business. For a detailed discussion of these and other factors that might affect our performance, see Exhibit 99.1 to this Quarterly Report on Form

10-Q.

CME® Globex® and SPAN® are our registered trademarks. CME E-mini™ is our service mark. CLEARING 21® is a registered trademark of Chicago Mercantile Exchange Inc. and New York Mercantile Exchange, or NYMEX, pursuant to agreement. E-mini S&P 500®, S&P 500®, E-mini NASDAQ-100®, NASDAQ-100®, Russell® and TRAKRSsm and other trade names, service marks, trademarks and registered trademarks that are not proprietary to us, are the property of their respective owners and used herein under license.

Item 1. Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$430,619	$357,562
Collateral from securities lending	1,637,305	1,582,985
Short-term investments of interest earning facilities	100,231	87,521
Marketable securities	280,420	302,429
Accounts receivable, net of allowance of $891 and $1,089	98,971	78,825
Other current assets	22,710	18,959
Cash performance bonds and security deposits	555,171	269,919

Total current assets	3,125,427	2,698,200
Property, net of accumulated depreciation and amortization of $254,583 and $266,640	132,220	131,361
Other assets	27,279	27,905

Total Assets	$3,284,926	$2,857,466

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$21,483	$23,045
Payable under securities lending agreements	1,637,305	1,582,985
Payable to participants in interest earning facilities	100,231	87,521
Other current liabilities	72,409	62,153
Cash performance bonds and security deposits	555,171	269,919

Total current liabilities	2,386,599	2,025,623
Other liabilities	20,416	19,246

Total Liabilities	2,407,015	2,044,869

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 34,205,478 and 34,098,623 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	342	341
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	272,866	261,050
Retained earnings	607,933	552,801
Accumulated net unrealized gains (losses)	(3,230)	(1,595)

Total Shareholders’ Equity	877,911	812,597

Total Liabilities and Shareholders’ Equity	$3,284,926	$2,857,466

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
Clearing and transaction fees	$160,846	$122,952
Clearing and transaction processing services	16,796	12,478
Quotation data fees	17,777	15,490
Access fees	4,732	3,990
Communication fees	2,366	2,498
Investment income	5,476	3,097
Securities lending interest income	10,243	3,457
Other	5,670	5,585

Total Revenues	223,906	169,547
Securities lending interest expense	(9,716)	(3,175)

Net Revenues	214,190	166,372

Expenses
Compensation and benefits	43,929	40,580
Occupancy	6,870	6,705
Professional fees, outside services and licenses	9,512	8,083
Communications and computer and software maintenance	13,065	12,249
Depreciation and amortization	14,791	12,795
Marketing, advertising and public relations	2,238	2,514
Other	5,643	6,034

Total Expenses	96,048	88,960

Income before income taxes	118,142	77,412
Income tax provision	(47,257)	(31,352)

Net Income	$70,885	$46,060

Earnings per Common Share:
Basic	$2.07	$1.40
Diluted	2.04	1.35
Weighted Average Number of Common Shares:
Basic	34,166,165	32,932,354
Diluted	34,717,625	34,046,784

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock	Class B Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Net Unrealized Securities Gains (Losses)	Total Shareholders’ Equity
	Shares	Shares	Amount
Balance December 31, 2004	34,098,623	3,138	$261,391	$552,801	$(1,595)	$812,597
Comprehensive income:
Net income				70,885		70,885
Change in net unrealized loss on securities, net of tax of $1,045					(1,635)	(1,635)

Total comprehensive income						69,250
Exercise of stock options	101,557		1,492			1,492
Tax benefit related to employee option exercises and restricted stock vesting			7,952			7,952
Vesting of issued restricted Class A common stock	5,298
Stock-based compensation			2,373			2,373
Quarterly cash dividend on common stock of $0.46 per share				(15,753)		(15,753)

Balance March 31, 2005	34,205,478	3,138	$273,208	$607,933	$(3,230)	$877,911

Balance December 31, 2003	32,922,061	3,138	$194,610	$368,312	$73	$562,995
Comprehensive income:
Net income				46,060		46,060
Change in net unrealized gain on securities, net of tax of $683					1,024	1,024

Total comprehensive income						47,084
Exercise of stock options	9,424		207			207
Tax benefit related to employee option exercises			234			234
Stock-based compensation			1,099			1,099
Quarterly cash dividend on common stock of $0.26 per share				(8,578)		(8,578)

Balance March 31, 2004	32,931,485	3,138	$196,150	$405,794	$1,097	$603,041

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$70,885	$46,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,791	12,795
Stock-based compensation	2,373	1,099
Deferred income tax provision (benefit)	2,316	(92)
Loss on investment in joint venture	832	1,035
Amortization of purchased intangibles	168	37
Amortization of net premiums on marketable securities	637	919
Loss (gain) on disposal of fixed assets	162	(1)
Decrease in allowance for doubtful accounts	(198)	(62)
Tax benefit related to employee option exercises and restricted stock vesting	7,952	234
Increase in accounts receivable	(19,948)	(25,302)
(Increase) decrease in other current assets	(2,197)	5,492
Increase in other assets	(3,142)	(638)
Decrease in accounts payable	(1,562)	(11,296)
Increase in other current liabilities	10,256	10,575
Increase (decrease) in other liabilities	1,170	(514)

Net Cash Provided by Operating Activities	84,495	40,341

Cash Flows from Investing Activities:
Purchases of property, net	(15,812)	(9,018)
Purchase of intangible assets	(57)	(4,765)
Purchases of marketable securities	—	(30,657)
Proceeds from maturities of marketable securities	18,692	15,819

Net Cash Provided by (Used in) Investing Activities	2,823	(28,621)

Cash Flows from Financing Activities:
Cash dividends	(15,753)	(8,578)
Proceeds from exercised stock options	1,492	207
Payments on long-term debt	—	(487)

Net Cash Used in Financing Activities	(14,261)	(8,858)

Net increase in cash and cash equivalents	73,057	2,862
Cash and cash equivalents, beginning of period	357,562	185,124

Cash and cash equivalents, end of period	$430,619	$187,986

Supplemental Disclosure of Cash Flow Information:
Interest paid (excluding interest for securities lending)	$76	$18
Income taxes paid	25	2,068
Non-cash investing and financing activities:
Gross unrealized securities gains (losses)	(2,680)	1,707

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by Chicago Mercantile Exchange Holdings Inc. (CME Holdings) without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME Holdings as of March 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Exhibit 13.1 of the Chicago Mercantile Exchange Holdings Inc. Annual Report on Form 10-K for the year ended December 31, 2004. Quarterly results are not necessarily indicative of results for any subsequent period.

Certain reclassifications have been made to the 2004 financial statements to conform to the presentation in 2005.

2. Performance Bonds and Security Deposits

Each firm that clears futures and options on futures contracts traded on Chicago Mercantile Exchange Inc. and its subsidiaries (CME or the exchange) is required to deposit and maintain specified performance bonds and security deposits principally in the form of cash, funds deposited in the various Interest Earnings Facility (IEF) programs, U.S. Government and certain foreign government securities or bank letters of credit. These performance bonds and security deposits are available to meet the financial obligations of that clearing firm to the exchange. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of the exchange in excess of amounts needed for normal operations. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Exhibit 13.1 to CME Holdings’ Annual Report on Form 10-K for the year ended December 31, 2004.

3. Guarantees

Interest Earning Facility. Clearing firms, at their option, may instruct CME to invest cash on deposit for performance bond or security deposit purposes in a portfolio of securities that is part of the IEF program. The first IEFs were organized in 1997 as two limited liability companies. Interest earned, net of expenses, is passed on to participating clearing firms. The principal of the first IEFs totaled $100.2 million at March 31, 2005, is guaranteed by the exchange, and is included in the accompanying consolidated balance sheets. The investment portfolios of these facilities are managed by an exchange-approved settlement bank and eligible investments include U.S. Treasury bills and notes, U.S. Treasury strips and reverse repurchase agreements. The maximum average portfolio maturity is 90 days and the maximum maturity for an individual security is 13 months. At March 31, 2005, all funds in the first IEFs were invested in overnight reverse repurchase agreements. If funds invested in the IEF are required to be liquidated due to a clearing firm redemption transaction and funds are not immediately available due to lack of liquidity in the investment portfolio, default of a repurchase counterparty, or loss in market value, CME guarantees the amount of the requirement. Management believes that the market risk exposure relating to its guarantee is not material to the consolidated financial statements taken as a whole. Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees of Indebtedness of Others,” requires that an entity (CME) issuing a guarantee recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. CME has evaluated its requirements under FIN No. 45 and concluded that no material liability is required to be recorded.

Intellectual Property Indemnifications. Some agreements with customers accessing CME Globex and utilizing our market data services, CME SPAN® software and our CLEARING 21® clearing system contain indemnifications from intellectual property claims that may be made against them as a result of their use of these products. The potential future claims relating to these indemnifications cannot be estimated and, therefore, in accordance with FIN No. 45, no liability has been recorded.

4. Stock Options

In the first three months of 2005, CME granted stock options totaling 4,600 shares to various employees under the Omnibus Stock Plan. The options vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. The options have a ten-year term with an exercise price of $196.83, the market price at the grant date. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended, the fair value of the options granted to employees was $0.4 million, measured at the grant date using the Black-Scholes method of valuation. A risk-free rate of 4.3% was used over a period of six years with a volatility factor of 42.8% and a 0.9% dividend yield. This compensation expense will be recognized on an accelerated basis over the vesting period.

In the first three months of 2005, CME also granted 500 shares of restricted stock that have the same vesting provisions as the stock options granted at that time. Compensation expense of $0.1 million relating to this restricted stock will be recognized on an accelerated basis over the vesting period.

The following table summarizes stock option share activity for the three months ended March 31, 2005:

Options Outstanding at December 31, 2004	1,346,792
Granted	4,600
Exercised	(101,557)
Cancelled	(12,405)

Options Outstanding at March 31, 2005	1,237,430

Weighted Average Exercise Price at March 31, 2005	$62.72

At March 31, 2005, 445,275 of the outstanding options were exercisable.

5. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options and restricted stock awards were exercised or converted into common stock. Prior to the exercise of the remainder of the former CEO’s option in the second quarter of 2004, the dilutive effect of that option was calculated as if the entire option, including the Class A share and Class B share portions of the option, was satisfied through the issuance of Class A shares. The diluted weighted average number of common shares outstanding at March 31, 2005 excludes the incremental effect related to 6,500 outstanding stock options that would be anti-dilutive.

	Three Months Ended March 31,
	2005	2004
Net Income (in thousands)	$70,885	$46,060
Weighted Average Number of Common Shares:
Basic	34,166,165	32,932,354
Effect of stock options	528,871	1,079,150
Effect of restricted stock grants	22,589	35,280

Diluted	34,717,625	34,046,784

Earnings per Share:
Basic	$2.07	$1.40
Diluted	2.04	1.35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2005 Compared With the Three Months Ended March 31, 2004

Overview

Our operations for the three months ended March 31, 2005 resulted in net income of $70.9 million compared with net income of $46.1 million for the three months ended March 31, 2004. The increase in net income resulted primarily from a 28.7% increase in net revenues that was partially offset by an 8.0% increase in operating expenses. The increase in net revenues was primarily driven by a 30.8% increase in clearing and transaction fees. In addition, we earned an incremental $4.3 million of revenue from clearing and transaction processing services provided to the Chicago Board of Trade (CBOT). Contributing to the $7.0 million overall increase in expenses was $3.3 million related to compensation and benefits, $2.0 million in depreciation and amortization expense and smaller increases in most of our remaining expense categories.

Trading volume for the three months ended March 31, 2005 totaled 240.7 million contracts, representing a 37.2% increase in total trading volume over the 175.5 million contracts traded during the same period in 2004. Average daily trading volume of 3.9 million contracts for the three months ended March 31, 2005 represented an increase of 39.4% over the 2.8 million contracts during the same period in 2004. The increase in average daily trading volume exceeded the increase in total trading volume because of one less trading day for the quarter ended March 31, 2005 compared with the same period in 2004. Average daily trading volume for the month of March 2005 was 4.3 million contracts per day, the highest monthly average daily trading volume in our history. In addition, 68.7% of our trading volume in January 2005 was generated on CME® Globex®, our electronic trading platform, the highest percentage of trading volume on CME Globex during any one-month period in our history.

Revenues

Total revenues increased $54.4 million, or 32.1%, to $223.9 million for the three months ended March 31, 2005 from $169.5 million for the three months ended March 31, 2004. Net revenues increased $47.8 million, or 28.7%, to $214.2 million for the three months ended March 31, 2005 from $166.4 million for the three months ended March 31, 2004. This increase in revenues was attributable primarily to a 37.2% increase in total trading volume for the three months ended March 31, 2005 when compared with the three months ended March 31, 2004. For the first three months of 2005, CME Globex volume represented 66.4% of trading volume, or an average of 2.6 million contracts per day, a 94.6% increase over the same period in 2004. We earn a higher rate per contract for trades executed on CME Globex than for trades executed on our trading floor. The increase in electronic trading volume was led by interest rate product trading volume growth, followed by equity and foreign exchange product electronic trading volume growth. Increased total trading volume levels resulted principally from: interest rate volatility driven by anticipated and actual interest rate movement by the U.S. Federal Reserve Board, CME Globex system enhancements improving speed and reliability in response to increased volume, increased customer demand for the liquidity provided by our markets, the ongoing incentive programs designed to enhance liquidity on CME Globex and to attract new customers, particularly in Europe and Asia, and strong demand from international investors in our foreign exchange products. The additional clearing and transaction fees resulting from the increased trading volume and the increased percentage of trades executed electronically were augmented by fees for clearing and transaction processing services provided to CBOT, additional investment income and increased revenue from quotation data fees.

Clearing and Transaction Fees. Clearing and transaction fees, which include clearing fees, CME Globex electronic trading fees and other volume-related charges, increased $37.8 million, or 30.8%, to $160.8 million for the three months ended March 31, 2005 from $123.0 million for the three months ended March 31, 2004. A significant portion of the increase was attributable to the 37.2% increase in total trading volume. Partially offsetting the impact of our increase in trading volume was a decrease in the average rate, or revenue, per contract.

The average rate per contract decreased to $0.668 for the three months ended March 31, 2005 from $0.699 for the same period in 2004. Our TRAKRSSM products are charged a much lower rate per contract and, therefore, are not included in volume or revenue used in this calculation of the average rate per contract. Our tiered pricing structure for CME Eurodollars reduced the average rate per contract by $0.031 during the three months ended March 31, 2005 when compared with the same period in 2004, as increased trading volume in our CME Eurodollar contracts resulted in additional volume incentives. The foreign exchange tiered pricing structure resulted in an additional reduction in our average rate per contract of $0.009 during 2005 when compared with 2004, as a result of the volume growth in foreign exchange products. The shift in the mix of volume generated from non-member trading activity to member and various incentive program trading activity resulted in a $0.025 reduction in rate per contract. Also, the average rate per contract in the first three months of 2005 decreased by $0.008 primarily as a result of the product mix shift of trades from equity E-mini™ products to interest rate products. We earn a lower rate per contract for interest rate products than equity E-mini products. Interest rate products represented 56.6% of our trading volume in the first quarter of 2005, compared with 50.1% in the first quarter of 2004. There was a similar offsetting decrease in the percentage of trading volume attributed to equity E-mini products. In addition, the average rate per contract was further reduced by $0.008 due to the impact of reduced volume from our mutual offset agreement with Singapore Exchange Derivatives Trading Ltd. (SGX) whereby there is a net settlement for trades executed by the originating exchange but transferred to the other exchange. These decreases were partially offset by an increase of $0.046 as a result of the higher percentage of trades executed on CME Globex for all product lines, for which additional fees are assessed. In the first three months of 2005, CME Globex average daily trading volume was approximately 2.6 million contracts, or 66.4% of total trading volume, compared with approximately 1.3 million contracts, or 47.5%, during the same period in 2004.

The following table shows the average daily trading volume in our four product lines, the percentage of total volume that was traded electronically through CME Globex and total clearing and transaction fees revenue expressed in dollars and as an average rate per contract:

	Three Months Ended March 31,		Percentage Increase (Decrease)
CME Product Line	2005	2004
Interest Rate	2,234,567	1,417,965	57.6%
Equity	1,365,712	1,186,680	15.1
Foreign Exchange	294,235	188,229	56.3
Commodity	51,383	37,591	36.7

Total Average Daily Volume	3,945,897	2,830,465	39.4
TRAKRS	29,839	116,160	(74.3)

Total Average Daily Volume, including TRAKRS	3,975,736	2,946,625	34.9

CME Globex Average Daily Volume, excluding TRAKRS	2,618,310	1,345,383	94.6
CME Globex Average Daily Volume as a Percent of Total Volume, excluding TRAKRS	66.4%	47.5%
Clearing and Transaction Fees Revenue, excluding TRAKRS (in thousands)	$160,823	$122,754
Average Rate per Contract, excluding TRAKRS	$0.668	$0.699

We experienced an increase in all of our product lines in the first three months of 2005 when compared with the first three months of 2004. In the first three months of 2005, 51.2% of our interest rate volume was executed on CME Globex compared with 11.0% during the same period in 2004. This increase represented incremental average daily trading volume in our interest rate products on CME Globex of nearly one million contracts. The recent release and utilization of our interest rate product electronic trading functionality, competitive fee programs designed to encourage the participation of market makers and global proprietary trading firms, increased usage of handheld electronic trading units on our trading floor and tiered pricing provided to high volume traders contributed to increased trading volume of CME Eurodollars on CME Globex. A changing interest rate environment contributed to higher trading volume during the first three months of 2005 to a greater extent than was evident in the same period in 2004, particularly in interest rate options, where average daily volume increased approximately 65% to nearly 740,000 contracts per day. Our equity product volume was influenced by increased distribution to customers through CME Globex facilitated by incentive programs introduced during the second quarter of 2004 that enabled additional market participants to obtain reduced fees on our products. The volatility in U.S. equity markets in the first three months of 2005 was lower compared with the first three months of 2004. Despite this low volatility, the trading volume increased partially as a result of the success of our Russell® products and increased activity in our equity option products. Our foreign exchange volume has benefited from strong demand from international investors and automated trading systems, as well as fee incentive programs initiated during the second quarter of 2004 that resulted in increased trading of our foreign exchange products on CME Globex. In the first three months of 2005, 76.4% of our foreign exchange volume was conducted through CME Globex compared with 60.2% during the same period in 2004. A combination of market price levels and volatility patterns contributed to the increase in volume in commodity products during the first three months of 2005 when compared with the first three months of 2004.

In 2004, to encourage trading of CME Eurodollars, we introduced several pricing changes, which included fee reductions on CME Globex for non-member customers, expansion of our market maker program in our electronic CME Eurodollar futures market and CME Globex fee waivers for traders of more than 1,000 CME Eurodollar contracts per day using our handheld trading devices. Additionally, in August 2004, we launched an enhanced options system for electronic trading of CME Eurodollar options contracts. This functionality facilitates trading of complex combination and spread trades typically used with short-term interest rate options on futures. We also launched various programs related to our foreign exchange products. These included a 12-month CME Globex fee incentive program designed to attract increased electronic trading of foreign exchange contracts by certain members, such as fund managers, and a non-member electronic automated market maker program.

During the second quarter of 2004, we announced an alliance to provide additional access to electronic trading of CME foreign exchange (FX) products. In March 2005, we launched CME FX on Reuters to bring banks direct futures trading by offering our eFX markets to Reuters’ global interbank customer base in a spot equivalent format.

A substantial portion of our clearing and transaction fees, as well as telecommunications fees and various service charges included in other revenues, are billed to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of their customers. We currently have approximately 80 clearing firms. For the three months ended March 31, 2005, one firm, with a significant portion of customer revenue, represented approximately 11% of our net revenues. Should a clearing firm discontinue operations, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm. Therefore, we do not believe we are exposed to significant risk from the loss of revenues received from any particular clearing firm.

Clearing and Transaction Processing Services. Clearing and transaction processing services increased $4.3 million, or 34.6%, to $16.8 million for the three months ended March 31, 2005 from $12.5 million for the three months ended March 31, 2004. Clearing and transaction processing services primarily represents fees derived from providing clearing and settlement services to the CBOT. In addition, fees are also included for listing futures products on CME Globex for NYMEX and processing single stock futures trades for certain of our clearing firms that execute trades at OneChicago, LLC (OneChicago), our joint venture in single stock futures and futures on narrow-based stock indexes. The revenue increase in the first quarter of 2005 from the first quarter of 2004 was a result of increased clearing processing volume for CBOT as well as the expiration of lower initial pricing that was in effect during the first quarter of 2004. We cleared approximately 173.1 million matched contracts for the CBOT during the three months ended March 31, 2005 compared with 136.6 million matched contracts during the three months ended March 31, 2004.

Quotation Data Fees. Quotation data fees increased $2.3 million, or 14.8%, to $17.8 million for the three months ended March 31, 2005 from $15.5 million for the three months ended March 31, 2004. The increase resulted primarily from the change to our fee structure that was implemented on January 1, 2005. Users of our professional service are now charged $35 per month for each market data screen, or device, an increase from the $30 per month charge that was in effect during the first quarter of 2004. At the end of the first quarter 2005, there were approximately 63,000 subscribers to our market data and the data was accessible from approximately 181,000 screens and included approximately 30,000 subscribers to our lower-priced non-professional service. While the total number of subscribers remained relatively constant in the first quarter 2005 compared with the first quarter 2004, the number of lower-priced non-professional subscribers to our E-mini market data service decreased by 2,000 and the number of professional screens increased by 8,000.

For the three months ended March 31, 2005, the two largest resellers of our market data represented approximately 57% of our quotation data fees revenue. Should one of these vendors no longer subscribe to our market data, we believe the majority of that firm’s customers would likely subscribe to our market data through another reseller. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from any particular market data reseller.

Access Fees. Access fees increased $0.7 million, or 18.6%, to $4.7 million for the three months ended March 31, 2005 from $4.0 million for the three months ended March 31, 2004. This increase resulted primarily from CME Globex users switching to a higher bandwidth connection at a higher cost.

Communication Fees. Communication fees decreased $0.1 million, or 5.3%, to $2.4 million for the three months ended March 31, 2005 from $2.5 million for the three months ended March 31, 2004. The number of individuals and firms utilizing our communications services and the associated rates have been relatively constant from the first quarter of 2004 to the first quarter of 2005.

Investment Income. Investment income increased $2.4 million, or 76.8%, to $5.5 million for the three months ended March 31, 2005 from $3.1 million for the three months ended March 31, 2004. The annualized average rate earned on all investments increased to approximately 2.4% in the first three months of 2005 compared with approximately 1.4% during the same period in 2004, representing an increase in investment income of approximately $2.0 million. This increase resulted primarily from increases in the interest rate environment. Also, approximately $0.8 million of the increase in interest income resulted from increased funds available for investment including cash performance bonds and security deposits. Partially offsetting these increases was a $0.4 million decrease in the investment results of our non-qualified deferred compensation plan that is included in investment income but does not affect our net income, as there is an equal decrease in our compensation and benefits expense.

Securities Lending Interest Income and Expense. Securities lending interest income increased $6.7 million, to $10.2 million for the three months ended March 31, 2005 from $3.5 million for the three months ended March 31, 2004. The average daily balance of proceeds from securities lending activity was $1.6 billion for the three months ended March 31, 2005 and $1.3 billion for the three months ended March 31, 2004. Securities lending interest expense increased $6.5 million, to $9.7 million for the three months ended March 31, 2005 from $3.2 million for the three months ended March 31, 2004. The net revenues from securities lending represented an annualized return of 0.13% on the average daily balances in the first three months of 2005 compared with 0.09% in the first three months of 2004. The increase in the annualized rate of return was due to favorable interest rate conditions in the marketplace.

Other Revenue. Other revenue increased $0.1 million, or 1.5%, to $5.7 million for the three months ended March 31, 2005 from $5.6 million for the three months ended March 31, 2004. This resulted primarily from a $0.3 million increase in fees associated with managing our IEF programs during the three months ended March 31, 2005 when compared with the three months ended March 31, 2004. This increase was partially offset by $0.2 million of losses incurred on technology equipment that was traded-in or written off during the first three months of 2005.

Expenses

Total operating expenses increased $7.0 million, or 8.0%, to $96.0 million for the three months ended March 31, 2005 from $89.0 million for the three months ended March 31, 2004. This increase was attributed primarily to increases of $3.3 million in compensation and benefits, $2.0 million in depreciation and amortization, $1.4 million in professional fees, outside services and licenses, and $0.9 million in communications and computer and software maintenance expense. These increases were partially offset by reductions in marketing, advertising and public relations and other expense.

Compensation and Benefits Expense. Compensation and benefits expense increased $3.3 million, or 8.3%, to $43.9 million for the three months ended March 31, 2005 from $40.6 million for the three months ended March 31, 2004. There were three significant components to this increase. First, compensation and benefits expense increased by approximately $2.2 million during the first three months of 2005 compared with the first three months of 2004 as a result of annual salary increases and related increases in employer taxes and benefits. Second, the average number of employees increased approximately 4%, or by 55 employees, during the first three months of 2005 from the first three months of 2004. We had 1,293 employees at March 31, 2005. This increased headcount resulted in additional compensation and benefits expense of approximately $1.6 million. Third, stock-based compensation expense increased $1.3 million to $2.4 million for the three months ended March 31, 2005. This increase resulted primarily from the expense recognized during the first quarter 2005 for the options granted in June 2004. These increases were partially offset by a $0.7 million decrease in the bonus expense, which is accrued under the provisions of our annual incentive plan. The threshold for payment of the bonus was increased from 2004 to 2005, resulting in a lower expense in the first quarter of 2005 when compared with the same period in 2004. In addition, we experienced a decrease of $0.4 million in the investment results of our non-qualified deferred compensation plan for the three month period ended March 31, 2005 that is included in compensation and benefits expense but does not affect income, as there is an equal and offsetting impact to our investment income. Finally, during the first three months of 2005, there was a $0.3 million increase in the capitalization of compensation and benefits relating to internally developed software.

Occupancy Expense. Occupancy expense increased $0.2 million, or 2.5%, to $6.9 million for the three months ended March 31, 2005 from $6.7 million for the three months ended March 31, 2004. Occupancy expense increased primarily as a result of rent that began in April 2004 for an additional remote data center. This increase was partially offset by a decrease in trading volume rent due to lower open outcry volume in the first three months of 2005.

Professional Fees, Outside Services and Licenses Expense. Professional fees, outside services and licenses expense increased $1.4 million, or 17.7%, to $9.5 million for the three months ended March 31, 2005 from $8.1 million for the three months ended March 31, 2004. The increase resulted primarily from our revenue sharing agreement with SGX and license fees relating to our equity products. We incurred $0.9 million of expense related to our revenue sharing agreement with SGX. This revenue sharing, which cannot exceed $0.3 million per month, resulted from the growth in electronic trading of CME Eurodollars. There was no similar expense during the first three months of 2004 due to the relatively low percentage of CME Eurodollars trading electronically at that time. In addition, license fees increased by $0.5 million in the first three months of 2005 from the first three months of 2004 as a result of increased trading volume and increased licensing rates related to our equity index licensing agreements.

Communications and Computer and Software Maintenance Expense. Communications and computer and software maintenance expense increased $0.9 million, or 6.7%, to $13.1 million for the three months ended March 31, 2005 from $12.2 million for the three months ended March 31, 2004. This expense is affected primarily by growth in electronic trading. During the first three months of 2005, we experienced an increase in communications expense for connections to CME Globex. This increase was equally offset by the decrease in expense due to cost reduction efforts that were achieved during 2004. Our computer and software maintenance costs are driven by the number of transactions processed and the volume of bid and offer prices received electronically, not the number of contracts traded. During the three months ended March 31, 2005, the number of transactions we processed increased approximately 43%. In addition, we processed approximately 91% of total transactions electronically in the first three months of 2005 compared with nearly 83% in the first three months of 2004, which represented 66.4% and 47.5%, respectively, of total contracts traded. As a result, our expenses for software, software maintenance and hardware maintenance increased $0.9 million during the first three months of 2005 when compared with the same period in 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.0 million, or 15.6%, to $14.8 million for the three months ended March 31, 2005 from $12.8 million for the three months ended March 31, 2004. The increase was the result of depreciation and amortization of 2004 and 2005 asset acquisitions exceeding the depreciation and amortization of assets that have become fully depreciated or retired since April 1, 2004. Capital expenditures totaled $15.8 million for the three months ended March 31, 2005 and $67.5 million for the twelve months ended December 31, 2004. For these periods, technology-related purchases, defined as purchases of computers and related equipment, software, internally developed software and costs associated with the build-out of our data centers, represented approximately 94% and 86%, respectively, of these purchases.

Marketing, Advertising and Public Relations Expense. Marketing, advertising and public relations expense decreased $0.3 million, or 11.0%, to $2.2 million for the three months ended March 31, 2005 from $2.5 million for the three months ended March 31, 2004. This decrease resulted from reductions in product advertising and marketing program costs during the first three months of 2005 when compared with the same period in 2004.

Other Expense. Other expense decreased $0.4 million, or 6.5%, to $5.6 million for the three months ended March 31, 2005 from $6.0 million for the three months ended March 31, 2004. This decrease resulted primarily from a $0.5 million decrease in currency delivery fees resulting from lower fees due to migration to a more efficient delivery system.

Income Tax Provision

We recorded a tax provision of $47.3 million for the three months ended March 31, 2005 compared with $31.4 million for the same period in 2004. The effective tax rate was 40.0% for the first three months of 2005, compared with 40.5% for the first three months of 2004. The effective tax rate was reduced because of a reduction in non-deductible expenses and the resolution of certain tax audit issues.

Liquidity and Capital Resources

Liquidity and Cash Management. Cash and cash equivalents totaled $430.6 million at March 31, 2005, compared with $357.6 million at December 31, 2004. The $73.0 million increase from December 31, 2004 to March 31, 2005 resulted primarily from cash generated by operations for the three months ended March 31, 2005, which was retained primarily in the form of short-term investments that are included as cash equivalents. Also contributing to the increase was $18.7 million of proceeds from maturities of marketable securities and $1.5 million in proceeds from the exercise of stock options. Partially offsetting these increases was $15.8 million in purchases of property, net of trade-in allowances and our quarterly dividend payment that totaled $15.8 million. The balance retained in cash and cash equivalents was a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, alternative investment choices and any dividends that we pay.

Included in current and other assets are net deferred tax assets of $9.6 million and $10.8 million at March 31, 2005 and December 31, 2004, respectively. These net deferred tax assets result primarily from depreciation, stock-based compensation and deferred compensation. There is no valuation reserve for these assets as we expect to fully realize their value in the future based on our expectation of future taxable income.

Historically, we have met our funding requirements from operations. If operations do not provide sufficient funds to complete capital expenditures, short-term investments or marketable securities can be reduced to provide the needed funds or assets can be acquired through capital leases.

Sources and Uses of Cash. Net cash provided by operating activities was $84.5 million for the three months ended March 31, 2005 and $40.3 million for the same period in 2004. The net cash provided by operations increased in the first three months of 2005 primarily as a result of our improved operating results. The net cash provided by operating activities exceeded our net income in the three months ended March 31, 2005 by $13.6 million primarily as a result of non-cash expenses, such as depreciation and amortization in the amount of $14.8 million, which do not adversely impact our cash flow. In addition, we received tax benefits of $8.0 million related to employee option exercises in excess of our book expense associated with these options. This tax benefit reduced our income tax obligations for the three months ended March 31, 2005. The increase was partially offset by an increase in accounts receivable of $19.9 million. Accounts receivable at the end of any period results primarily from the clearing and transaction fees billed in the last month of the reporting period as well as the receivable for the portion of transaction processing services that are billed on a quarterly basis. Clearing and transaction fees were $14.5 million greater in March 2005 than in March 2004.

Cash provided by investing activities was $2.8 million for the three months ended March 31, 2005 compared with cash used in investing activities of $28.6 million for the three months ended March 31, 2004. The change in cash provided of $31.4 million was primarily due to the $18.7 million in proceeds from maturities of marketable securities in the first three months of 2005. In 2005, we elected to retain these proceeds in short-term investments that are included in cash and cash equivalents rather than purchase additional marketable securities. By comparison, in the first quarter of 2004, purchases exceeded maturities by $14.8 million. Cash used to acquire and develop capital assets increased $6.8 million to $15.8 million for the first three months of 2005 from $9.0 million for the same period in 2004. In order to further increase trade matching and clearing capacity to accommodate volume, we expect capital expenditures to range between $80 million and $90 million in 2005.

Cash used in financing activities was $14.3 million for the three months ended March 31, 2005 compared with $8.9 million for the three months ended March 31, 2004. A majority of the increase was due to the $7.2 million increase in dividends paid. Dividends totaled $15.8 million for the three months ended March 31, 2005 compared with $8.6 million for the three months ended March 31, 2004. The increase resulted primarily from our improved prior year’s cash earnings that is the basis used to determine the amount of the current year’s dividend. Partially offsetting this increase were the proceeds from stock option exercises which increased $1.3 million to $1.5 million for the three months ended March 31, 2005 from $0.2 million for the three months ended March 31, 2004.

Debt Instruments. We maintain a $750.0 million line of credit with a consortium of banks to be used in certain situations, such as a disruption in the domestic payments system that would delay settlement between our exchange and our clearing firms or in the event of a clearing firm default. Effective March 1, 2005, the standby letter of credit for GFX Corporation, our wholly owned subsidiary that engages in futures transactions, was increased to $5.0 million from $2.5 million. In addition, as of March 31, 2005, we were contingently liable on an irrevocable letter of credit totaling $142.0 million in connection with our mutual offset system with SGX.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents interest rate risk relating to the marketable securities that are available for sale, as well as derivatives trading risk associated with GFX. With respect to interest rate risk, a change in market interest rates would impact interest income from short-term investments of cash, cash performance bonds and security deposits, variable rate marketable securities and new purchases of marketable securities. Changes in market interest rates also would have an effect on the fair value of any marketable securities owned. Investment choices primarily include U.S. Treasury and Government agency securities, investment grade corporate obligations and municipal securities escrowed by U.S. Treasury securities. Maturities may extend to a maximum of 60 months.

Interest Rate Risk. Interest income from marketable securities, short-term cash investments and cash performance bonds and security deposits was $5.0 million in the first quarter of 2005 and $2.2 million in the first quarter of 2004. Our marketable securities experienced net unrealized losses of $2.7 million and no realized gains or losses during the three month period ended March 31, 2005 and net unrealized gains of $1.7 million during the three month period ended March 31, 2004. At March 31, 2005, we owned marketable securities with a fair value of $280.4 million.

Contractual maturities and interest coupon rates for fixed rate marketable securities at March 31, 2005 were as follows (dollars in thousands):

Year	Principal Amount	Weighted Average Interest Rate
2005	$56,489	2.56%
2006	73,571	3.82
2007	72,317	4.35
2008	80,410	2.34

Total	$282,787	3.28

Fair Value	$280,420

The 2008 contractual maturities include $26.7 million principal amount of zero coupon marketable securities. Excluding these securities, the 2008 weighted average interest rate would be 3.51%.

Under our investment policy, we monitor interest rate risk by completing regular reviews of our marketable securities portfolio and its sensitivity to changes in the general level of interest rates, commonly referred to as a portfolio’s duration. We control the duration of the portfolio primarily through the purchase of individual marketable securities having a duration consistent with our overall investment policy. In addition, we will generally hold marketable securities to maturity, which will act as a further mitigating factor to interest rate risk.

Derivatives Trading Risk. GFX engages primarily in the purchase and sale of our foreign exchange futures contracts on CME Globex to provide additional liquidity in these products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit market risk. Any potential impact on the earnings of GFX from a change in foreign exchange rates would not be significant. GFX also engaged in purchases and sales of CME Eurodollar futures contracts on CME Globex during the first six months of 2004. At the end of the second quarter of 2004, it was determined that GFX’s participation in electronic trading of CME Eurodollars was no longer necessary for liquidity purposes. Net position limits are established for each trader and totaled $12.0 million in aggregate notional value as of March 31, 2005.

At March 31, 2005, GFX held futures positions with a notional value of $96.5 million, offset by a similar amount of spot foreign exchange positions. The notional value of futures positions at March 31, 2004 totaled $99.0 million. All positions are marked to market on a daily basis, with the resulting charge or credit reflected in other revenue. Net trading gains were $2.0 million for the three months ended March 31, 2005 and $2.1 million for the three months ended March 31, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 14, 2003, the U.S. Futures Exchange, L.L.C., or Eurex U.S., and U.S. Exchange Holdings, Inc., filed suit against the CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that the CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. On December 12, 2003, the CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. On September 2, 2004, the judge granted the CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. On March 25, 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. CME has until May 6, 2005 to respond to the complaint. Based on its investigation to date and advice from legal counsel, we believe this suit is without merit and we intend to vigorously defend against these charges.

Item 6. Exhibits

10.1 **	Chicago Mercantile Exchange Holdings Inc. 2005 Director Stock Plan (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K filed with the SEC on April 28, 2005).

10.2 **	Form of Equity Grant Letter for Non-Executive Directors (incorporated by reference to Exhibit 99.2 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K filed with the SEC on April 28, 2005).

10.3 **	Chicago Mercantile Exchange Holdings Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K filed with the SEC on April 28, 2005).

10.4 *	Letter Agreement, dated February 18, 2005, amending the License Agreement, effective as of September 24, 1997, between Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc.

31.1	Section 302 Certification—Craig S. Donohue, Chief Executive Officer.

31.2	Section 302 Certification—James E. Parisi, Managing Director and Chief Financial Officer.

32.1	Section 906 Certification.

99.1	Certain Factors That May Affect Our Business.

*	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
**	Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. (Registrant)

Dated: May 5, 2005	By:	/s/ James E. Parisi
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer