Form 10-Q
period 2005-06-30
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2005-08-04
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 29, 2005 was as follows:

34,363,455 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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

CME ® Globex ® and SPAN ® are our registered trademarks. CME E-mini ™ is our service mark. CLEARING 21 ® is a registered trademark of Chicago Mercantile Exchange Inc. and the New York Mercantile Exchange pursuant to agreement. E-mini S&P 500 ® , S&P 500 ® , E-mini NASDAQ-100 ® , NASDAQ-100 ® , Russell ®, Russell 1000 ®, Russell 2000 ® and TRAKRS sm and other trade names, service marks, trademarks and registered trademarks that are not proprietary to us, are the property of their respective owners and used herein under license.

TRAKRS, Total Return Asset Contracts, are exchange-traded non-traditional futures contracts designed to provide market exposure to various market-based indexes. TRAKRS products trade electronically on the CME ® Globex ® electronic platform. Clearing and transaction fees on TRAKRS products are minimal relative to other CME products. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude our TRAKRS products.

Item 1. Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$498,968	$357,562
Collateral from securities lending	1,806,434	1,582,985
Short-term investments of interest earning facilities	93,603	87,521
Marketable securities	262,792	302,429
Accounts receivable, net of allowance of $1,081 and $1,089	96,875	78,825
Other current assets	22,239	18,959
Cash performance bonds and security deposits	445,334	269,919

Total current assets	3,226,245	2,698,200
Property, net of accumulated depreciation and amortization of $266,172 and $266,640	143,247	131,361
Other assets	28,063	27,905

Total Assets	$3,397,555	$2,857,466

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$26,493	$23,045
Payable under securities lending agreements	1,806,434	1,582,985
Payable to participants in interest earning facilities	93,603	87,521
Other current liabilities	45,508	62,153
Cash performance bonds and security deposits	445,334	269,919

Total current liabilities	2,417,372	2,025,623
Other liabilities	19,753	19,246

Total Liabilities	2,437,125	2,044,869

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 34,319,425 and 34,098,623 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	343	341
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	287,862	261,050
Retained earnings	674,376	552,801
Accumulated net unrealized losses	(2,151)	(1,595)

Total Shareholders’ Equity	960,430	812,597

Total Liabilities and Shareholders’ Equity	$3,397,555	$2,857,466

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenues
Clearing and transaction fees	$343,414	$265,826	$182,568	$142,874
Clearing and transaction processing services	35,575	26,651	18,779	14,173
Quotation data fees	35,560	30,286	17,783	14,796
Access fees	9,486	7,969	4,754	3,979
Communication fees	4,592	5,056	2,226	2,558
Investment income	12,359	5,865	6,883	2,768
Securities lending interest income	23,823	7,400	13,580	3,943
Other	11,283	11,026	5,613	5,441

Total Revenues	476,092	360,079	252,186	190,532
Securities lending interest expense	(22,781)	(6,706)	(13,065)	(3,531)

Net Revenues	453,311	353,373	239,121	187,001

Expenses
Compensation and benefits	88,896	81,210	44,967	40,630
Occupancy	14,049	13,528	7,179	6,823
Professional fees, outside services and licenses	20,338	16,930	10,826	8,847
Communications and computer and software maintenance	27,399	24,915	14,334	12,666
Depreciation and amortization	30,862	25,911	16,071	13,116
Marketing, advertising and public relations	5,550	4,981	3,312	2,467
Other	11,871	12,212	6,228	6,178

Total Expenses	198,965	179,687	102,917	90,727

Income before income taxes	254,346	173,686	136,204	96,274
Income tax provision	(101,235)	(70,343)	(53,978)	(38,991)

Net Income	$153,111	$103,343	$82,226	$57,283

Earnings per Common Share:
Basic	$4.48	$3.12	$2.40	$1.72
Diluted	4.41	3.02	2.36	1.66
Weighted Average Number of Common Shares:
Basic	34,208,318	33,093,055	34,250,471	33,253,756
Diluted	34,744,569	34,247,521	34,771,513	34,448,257

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock	Class B Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Net Unrealized Gains (Losses) on Marketable Securities	Total Shareholders’ Equity
	Shares	Shares	Amount
Balance December 31, 2004	34,098,623	3,138	$261,391	$552,801	$(1,595)	$812,597
Comprehensive income:
Net income				153,111		153,111
Change in net unrealized loss on securities, net of tax of $334					(556)	(556)

Total comprehensive income						152,555
Exercise of stock options	195,283		5,658			5,658
Tax benefit related to employee option exercises and restricted stock vesting			15,566			15,566
Quarterly cash dividends on common stock of $0.46 per share				(31,536)		(31,536)
Vesting of issued restricted Class A common stock	23,286
Issuance of Class A common stock to Board of Directors	2,233		476			476
Stock-based compensation			5,114			5,114

Balance June 30, 2005	34,319,425	3,138	$288,205	$674,376	$(2,151)	$960,430

Balance December 31, 2003	32,922,061	3,138	$194,610	$368,312	$73	$562,995
Comprehensive income:
Net income				103,343		103,343
Change in net unrealized gain (loss) on securities, net of tax of $1,625					(2,438)	(2,438)

Total comprehensive income						100,905
Exercise of stock options	968,319		1,146			1,146
Tax benefit related to employee option exercises and restricted stock vesting			42,298			42,298
Quarterly cash dividend on common stock of $0.26 per share				(17,379)		(17,379)
Vesting of issued restricted Class A common stock	22,440
Stock-based compensation			2,674			2,674

Balance June 30, 2004	33,912,820	3,138	$240,728	$454,276	$(2,365)	$692,639

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$153,111	$103,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,862	25,911
Stock-based compensation	5,114	2,674
Change in deferred income taxes	(100)	2,762
Loss on investment in joint venture	1,609	1,892
Amortization of purchased intangibles	344	75
Amortization of net premiums on marketable securities	1,284	1,795
Loss on disposal of fixed assets	366	172
Change in allowance for doubtful accounts	(8)	105
Tax benefit related to employee option exercises and restricted stock vesting	15,566	42,298
Change in accounts receivable	(18,042)	(28,781)
Change in other current assets	(1,002)	(30,164)
Change in other assets	(2,364)	199
Change in accounts payable	3,448	(7,444)
Change in other current liabilities	(16,645)	(5,578)
Change in other liabilities	507	(1,392)

Net Cash Provided by Operating Activities	174,050	107,867

Cash Flows from Investing Activities:
Purchases of property, net	(43,114)	(31,773)
Purchase of intangible assets	(271)	(4,765)
Capital contributions to joint venture	(844)	(900)
Purchases of marketable securities	—	(48,643)
Proceeds from maturities of marketable securities	37,463	32,615

Net Cash Used in Investing Activities	(6,766)	(53,466)

Cash Flows from Financing Activities:
Cash dividends	(31,536)	(17,379)
Proceeds from exercised stock options	5,658	1,146
Payments on long-term debt	—	(948)

Net Cash Used in Financing Activities	(25,878)	(17,181)

Net increase in cash and cash equivalents	141,406	37,220
Cash and cash equivalents, beginning of period	357,562	185,124

Cash and cash equivalents, end of period	$498,968	$222,344

Supplemental Disclosure of Cash Flow Information:
Interest paid (excluding interest for securities lending)	$392	$31
Income taxes paid	85,742	61,839
Non-cash investing and financing activities:
Gross unrealized securities losses	(890)	(4,063)

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by Chicago Mercantile Exchange Holdings Inc. (CME Holdings) without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME Holdings as of June 30, 2005 and December 31, 2004, and the results of its operations and its cash flows for the periods indicated.

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

2. Performance Bonds and Security Deposits

Each firm that clears futures and options on futures contracts traded on Chicago Mercantile Exchange Inc. and its subsidiaries (CME or the exchange) is required to deposit and maintain specified performance bonds and security deposits principally in the form of cash, funds deposited in the various Interest Earnings Facility (IEF) programs, U.S. Government and certain foreign government securities or bank letters of credit. For the Chicago Board of Trade (CBOT) products cleared by CME, CME combines those positions with that clearing firm’s CME positions to create a single portfolio for which performance bond and security deposit requirements are calculated. These performance bonds and security deposits are available to meet the financial obligations of that clearing firm to the exchange. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of the exchange in excess of amounts needed for normal operations. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Exhibit 13.1 to CME Holdings’ Annual Report on Form 10-K for the year ended December 31, 2004.

3. Guarantees

Interest Earning Facility. Clearing firms, at their option, may instruct CME to invest cash on deposit for performance bond or security deposit purposes in a portfolio of securities that is part of the IEF programs. The first IEFs were organized in 1997 as two limited liability companies. Interest earned, net of expenses, is passed on to participating clearing firms. The principal of the first IEFs totaled $93.6 million at June 30, 2005, is guaranteed by the exchange, and is included in the accompanying consolidated balance sheets. The investment portfolios of these facilities are managed by an exchange-approved settlement bank and eligible investments include U.S. Treasury bills and notes, U.S. Treasury strips and reverse repurchase agreements. The maximum average portfolio maturity is 90 days and the maximum maturity for an individual security is 13 months. At June 30, 2005, all funds in the first IEFs were invested in overnight reverse repurchase agreements. If funds invested in the IEF are required to be liquidated due to a clearing firm redemption transaction and funds are not immediately available due to lack of liquidity in the investment portfolio, default of a repurchase counterparty, or loss in market value, CME guarantees the amount of the redemption. Management believes that the market risk exposure relating to its guarantee is not material to the consolidated financial statements taken as a whole. Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees of Indebtedness of Others,” requires that an entity (CME) issuing a guarantee recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. CME has evaluated its requirements under FIN No. 45 and concluded that no material liability is required to be recorded.

Intellectual Property Indemnifications. Some agreements with customers accessing the CME Globex electronic platform and utilizing CME’s market data services, CME SPAN® software and CME CLEARING 21® clearing system contain indemnifications from intellectual property claims that may be made against them as a result of their use of these products. The potential future claims relating to these indemnifications cannot be estimated and, therefore, in accordance with FIN No. 45, no liability has been recorded.

4. Stock-Based Payments

In the first six months of 2005, CME granted stock options totaling 220,000 shares to various employees under the CME Holdings Omnibus Stock Plan. The options vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. The options have a ten-year term with an exercise price ranging from $196.83 to $251.95, the market prices at the grant dates. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended, the fair value of the options granted to employees totaled $21.9 million, measured at the grant dates using the Black-Scholes method of valuation. A risk-free rate ranging from 3.9% to 4.3% was used over a period of 6 to 6.5 years with a volatility factor ranging from 35.2% to 42.8% and a dividend yield ranging from 0.7% to 0.9%. This compensation expense will be recognized on an accelerated basis over the vesting period.

In the first six months of 2005, CME also granted 5,900 shares of restricted Class A common stock that have the same vesting provisions as the stock options granted at that time. Compensation expense of $1.5 million relating to this restricted stock will be recognized on an accelerated basis over the vesting period.

The following table summarizes stock option share activity for the six months ended June 30, 2005:

Options Outstanding at December 31, 2004	1,346,792
Granted	220,000
Exercised	(195,283)
Cancelled	(30,870)

Options Outstanding at June 30, 2005	1,340,639

Weighted Average Exercise Price of Options Outstanding at June 30, 2005	$93.48

At June 30, 2005, 615,439 of the outstanding options were exercisable.

In the second quarter of 2005, CME Holdings issued 2,233 shares of Class A common stock to its non-executive directors under the 2005 Director Stock Plan. As a result, CME Holdings decreased the annual cash stipend of its non-executive directors and added an equity component. These shares were not subject to any vesting restrictions. Expense of $0.5 million related to this stock grant will be amortized over a one-year service period.

5. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards vested. Prior to the exercise of the remainder of the former CEO’s option in the second quarter of 2004, the dilutive effect of that option was calculated as if the entire option, including the Class A share and Class B share portions of the option, was satisfied through the issuance of Class A shares. The diluted weighted average number of common shares outstanding at June 30, 2005 excludes the incremental effect related to 221,000 outstanding stock options that would be anti-dilutive.

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net Income (in thousands)	$153,111	$103,343	$82,226	$57,283
Weighted Average Number of Common Shares:
Basic	34,208,318	33,093,055	34,250,471	33,253,756
Effect of stock options	517,861	1,126,027	506,850	1,172,903
Effect of restricted stock grants	18,390	28,439	14,192	21,598

Diluted	34,744,569	34,247,521	34,771,513	34,448,257

Earnings per Share:
Basic	$4.48	$3.12	$2.40	$1.72
Diluted	4.41	3.02	2.36	1.66

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2005 Compared With the Six Months Ended June 30, 2004

Overview

Our operations for the six months ended June 30, 2005 resulted in net income of $153.1 million compared with net income of $103.3 million for the six months ended June 30, 2004. The increase in net income resulted primarily from a $99.9 million increase in net revenues, partially offset by a $19.3 million increase in operating expenses. The increase in net revenues arose primarily because of a $77.6 million increase in clearing and transaction fees. In addition, we earned an incremental $8.9 million of revenue from clearing and transaction processing services. Contributing to the $19.3 million overall increase in operating expenses was $7.7 million related to compensation and benefits, $5.0 million in depreciation and amortization, and smaller increases in most of our remaining expense categories.

Trading volume for the six months ended June 30, 2005 totaled 521.0 million contracts, or an average daily trading volume of 4.2 million contracts, representing an increase of 36.1% over the same period in 2004 when total trading volume was 382.9 million, or an average daily volume of 3.1 million contracts. Increased trading volume levels resulted principally from: CME ® Globex ® system enhancements improving speed and reliability, increased customer demand for the liquidity provided by our markets; the ongoing incentive programs designed to enhance liquidity on CME Globex and to attract new customers, particularly in Europe and Asia; and increased demand for our foreign exchange products. The additional clearing and transaction fees resulting from greater trading volume and the increased percentage of trades executed electronically were augmented by fees for clearing and transaction processing services, additional investment income, and incremental revenue from quotation data fees.

Revenues

Clearing and Transaction Fees. Clearing and transaction fees, which include clearing fees, CME Globex electronic trading fees and other volume-related charges, increased $77.6 million, or 29.2%, to $343.4 million for the six months ended June 30, 2005 from $265.8 million for the six months ended June 30, 2004. The increase is attributed primarily to a 36.1% increase in total trading volume. During the first six months of 2005, average daily trading volume on CME Globex increased by 87.5% to 2.9 million contracts when compared to the same period in 2004. This increase was driven by volume growth in electronic trading in all major product areas. On June 1, 2005, CME Globex set a new single-day record of 5.1 million contracts traded.

The following table summarizes trading volume and revenue (volume in thousands):

	Six Months Ended June 30,		Percentage Increase (Decrease)
	2005	2004
CME Product Line
Interest Rate	2,410	1,655	45.6%
Equity	1,396	1,187	17.6
Foreign Exchange	313	182	72.0
Commodity	49	39	25.6

Total Average Daily Volume	4,168	3,063	36.1
TRAKRS™	26	92	(71.7)

Total Average Daily Volume, including TRAKRS	4,194	3,155	32.9

CME Globex Average Daily Volume, excluding TRAKRS	2,876	1,534	87.5
CME Globex Average Daily Volume as a Percent of Total Volume, excluding TRAKRS	69.0%	50.1%
Clearing and Transaction Fees Revenue, excluding TRAKRS (in millions)	$343.4	$265.7
Average Rate per Contract, excluding TRAKRS	$0.659	$0.693

In the first six months of 2005, 55.9% of our interest rate volume traded on CME Globex compared with 20.6% during the same period in 2004. Despite declining interest rate volatilities during the first six months of 2005, average daily volume of interest rate products traded electronically increased from 341,000 contracts to 1.3 million contracts. At the same time, average daily volume for interest rate options trading, which occurs primarily through open outcry, increased 42.1%, to 741,000 contracts for the first six months of 2005 compared to 522,000 contracts for the same period in 2004. Also contributing to this volume growth were: expansion in the use of our electronic trading platform; competitive fee programs designed to encourage the participation of market makers and global proprietary trading firms; continued introduction of new products; and tiered pricing provided to high volume traders.

The volatility in U.S. equity markets, as measured by the CBOE Volatility Index (VIX), in the first six months of 2005 was lower compared with the first six months of 2004. Despite lower volatility, trading volume for our equity products increased primarily as a result of the continued growth in our E-mini™ products, which is reflective of a larger market growth trend in U.S. equities. During the first six months of 2005, average daily volume of E-mini products increased by 18.5%, to 1.3 million contracts, compared with the same period in 2004, with the strongest volume growth occurring in our E-mini Russell® and S&P® products.

During the first six months of 2005, average daily volume of foreign exchange products increased by 72.0%, to 313,000 contracts. The volume growth occurred primarily on CME Globex and was a result of increased demand from automated trading systems, driven primarily by technology enhancements, which allow faster execution, as well as by fee incentive programs initiated during the second quarter of 2004. In the first six months of 2005, 78.4% of our foreign exchange volume traded on CME Globex compared with 61.9% during the same period in 2004. On June 8, 2005, CME set a new single-day foreign exchange volume record of 748,000 contracts, with a record volume of 455,000 contracts traded electronically.

Partially offsetting the impact of the increase in trading volume was a decrease in the average rate, or revenue, per contract. Clearing and transaction fees increased $77.6 million while the average rate per contract decreased to $0.659 for the six months ended June 30, 2005 from $0.693 for the same period in 2004. If the average rate per contract remained unchanged from the six months ended June 2004, the increase in total trading volume would have contributed $98.7 million of additional transaction revenues for the six months ended June 30, 2005. Additionally, the rate per contract was favorably impacted by a higher percentage of trades on CME Globex for all product lines, for which additional fees are assessed, but offset by a change in the trading mix from non-member to incentive program activity as well as an increase in the proportion of interest rate volumes, which have a lower rate per contract. Growth in interest rate, equity and foreign currency products, as a result of our competitive fee programs, increased participation of market makers and global proprietary trading firms, resulted in higher incentives and discounts which offset the impact of volume growth by $16.5 million and reduced the average rate per contract by $0.043. In addition, the impact of our mutual offset agreement with Singapore Exchange Derivatives Trading Ltd. (SGX), whereby there is a net settlement for trades executed by the originating exchange but transferred to the other exchange, further reduced revenue by $2.9 million and the average rate per contract by $0.008.

In June 2005, we announced a series of trading fee changes, which were primarily increases, in each of our products groups. The revised fee structure will become effective in the third quarter of 2005. In addition, we also extended the European and Asian incentive programs and the Electronic Corporate Membership program through December 31, 2006. Beginning in August 2005, we will implement a new one-year incentive program designed to attract large hedge funds and commodity trading advisors to our foreign exchange markets.

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

Clearing and Transaction Processing Services. Clearing and transaction processing services increased $8.9 million, or 33.5%, to $35.6 million for the six months ended June 30, 2005 from $26.7 million for the six months ended June 30, 2004. Clearing and transaction processing services primarily represents fees derived from providing clearing and settlement services to the Chicago Board of Trade (CBOT). In addition, fees are also included for listing futures products on CME Globex for the New York Mercantile Exchange (NYMEX) and processing single stock futures trades for certain of our clearing firms that execute trades at OneChicago, LLC (OneChicago), our joint venture in single stock futures and futures on narrow-based stock indexes. The revenue increase in the first six months of 2005 from the same period in 2004 was primarily the result of increased volume at the CBOT as well as the expiration of lower initial pricing that was in effect during most of the first six months of 2004. We cleared 358.0 million contracts for the CBOT during the six months ended June 30, 2005 compared with 295.1 million contracts during the six months ended June 30, 2004. During the first six months of 2005, revenue from NYMEX also increased by $1.1 million because of increased trading volume. CME expects to discontinue listing NYMEX products on CME Globex in August 2005.

Quotation Data Fees. Quotation data fees increased $5.3 million, or 17.4%, to $35.6 million for the six months ended June 30, 2005 from $30.3 million for the six months ended June 30, 2004. The increase resulted primarily from the change to our fee structure implemented on January 1, 2005. Users of our basic service pay $35 per month for each market data screen, or device, an increase from the $30 per month charge that was in effect during 2004. We distribute our market data to resellers, who offer value-added technology to end-users, as well as directly to our electronic trading customers as part of their access to our markets through our electronic platforms. Access to our market data has remained relatively constant at approximately 181,000 devices. We also continue to enhance our current market data and information product offerings by packaging the basic data we have traditionally offered with advanced analytical data and information.

For the six months ended June 30, 2005, the two largest resellers of our market data represented approximately 53% of our quotation data fees revenue. Should one of these vendors no longer subscribe to our market data, we believe the majority of that firm’s customers would likely subscribe to our market data through another reseller. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from any particular market data reseller.

Access Fees. Access fees increased $1.5 million, or 19.0%, to $9.5 million for the six months ended June 30, 2005 from $8.0 million for the six months ended June 30, 2004. This increase resulted primarily from CME Globex users switching to a higher bandwidth connection at a higher fee during the third quarter of 2004.

Communication Fees. Communication fees decreased $0.5 million, or 9.2%, to $4.6 million for the six months ended June 30, 2005 from $5.1 million for the six months ended June 30, 2004. The decrease is primarily a result of reduced demand for communication devices and services on the trading floor and by building tenants.

Investment Income. Investment income increased $6.5 million to $12.4 million for the six months ended June 30, 2005 from $5.9 million for the six months ended June 30, 2004. Primarily as a result of market interest rate increases, the annualized average rate earned on all investments increased to 2.6% in the first six months of 2005 compared with 1.5% during the same period in 2004, representing an increase in investment income of $4.8 million. Also, $2.0 million of the increase resulted from an increase in average funds available for investment. Partially offsetting these increases was a $0.2 million decrease in the investment results of our non-qualified deferred compensation plan that is included in investment income but does not affect our net income, as there is an equal decrease in our compensation and benefits expense.

Securities Lending Interest Income and Expense. Securities lending interest income increased $16.4 million, to $23.8 million for the six months ended June 30, 2005 from $7.4 million for the six months ended June 30, 2004. The average daily balance of proceeds from securities lending activity was $1.7 billion and $1.3 billion, respectively, for the six months ended June 30, 2005 and 2004. Securities lending interest expense increased $16.1 million, to $22.8 million for the six months ended June 30, 2005 from $6.7 million for the same period in 2004. The net revenues from securities lending represented an annualized return of 0.12% on the average daily balances in the first six months of 2005 compared with 0.10% for the same period in 2004. The increase in the annualized rate of return was due to increases in interest rates.

Other Revenue. Other revenue increased $0.3 million, or 2.3%, to $11.3 million for the six months ended June 30, 2005 from $11.0 million for the six months ended June 30, 2004. This resulted from a $0.4 million increase in fees associated with managing our Interest Earnings Facility (IEF) programs and a $0.2 million increase from sales of our CME SPAN ® software. This increase was partially offset by $0.2 million of incremental losses incurred on technology equipment that was traded-in or written off.

Expenses

Compensation and Benefits Expense. Compensation and benefits expense increased $7.7 million, or 9.5%, to $88.9 million for the six months ended June 30, 2005 from $81.2 million for the six months ended June 30, 2004. There were three significant components to this increase. First, compensation and benefits expense increased by $5.8 million during the first six months of 2005 compared with the same period in 2004 primarily because of annual salary increases and increases in employer taxes and health benefits. Second, the average number of employees increased 4%, or by 46 employees, during the first six months of 2005 from the same period in 2004. We had 1,292 employees at June 30, 2005. This increased headcount resulted in additional compensation and benefits expense of $1.4 million. Third, stock-based compensation expense increased $2.4 million to $5.1 million for the six months ended June 30, 2005. This increase resulted primarily from the expense recognized during the first six months of 2005 for the options granted in June 2004 and June 2005. These increases were partially offset by a $1.0 million decrease in the bonus expense, which is accrued under the provisions of our annual incentive plan. The threshold for payment of the bonus increased significantly from 2004 to 2005, resulting in a lower expense in the first six months of 2005 when compared with the same period in 2004. In addition, during the first six months of 2005, there was a $0.6 million increase in the capitalization of compensation and benefits relating to internally developed software. Finally, we experienced a decrease of $0.2 million in the investment results of our non-qualified deferred compensation plan for the six month period ended June 30, 2005 that is included in compensation and benefits expense but does not affect income, as there is an equal and offsetting impact to our investment income.

Occupancy Expense. Occupancy expense increased $0.5 million, or 3.9%, to $14.0 million for the six months ended June 30, 2005 from $13.5 million for the six months ended June 30, 2004. Occupancy expense increased primarily as a result of rent that began in April 2004 for an additional remote data center. This increase was partially offset by a decrease in trading volume rent due to lower open outcry volume in the first six months of 2005.

Professional Fees, Outside Services and Licenses Expense. Professional fees, outside services and licenses expense increased $3.4 million, or 20.1%, to $20.3 million for the six months ended June 30, 2005 from $16.9 million for the six months ended June 30, 2004. The increase resulted primarily from $1.3 million in additional professional fees related to consulting services for our technology initiatives. In addition, fees related to our revenue sharing agreement with SGX increased by $1.0 million in the first six months of 2005 from same period in 2004 due to increased electronic trading of CME Eurodollars. This revenue sharing cannot exceed $0.3 million per month. In addition, license fees increased by $0.9 million in the first six months of 2005 from the same period in 2004 because of increased trading volume and increased license rates related to our equity index products. We also incurred $0.8 million of expense related to two market maker programs in the first six months of 2005. Increases were offset by decreases of $0.4 million in other professional fees and outside services and $0.2 million in legal fees for the first six months of 2005 compared to the same period in 2004.

Communications and Computer and Software Maintenance Expense. Communications and computer and software maintenance expense increased $2.5 million, or 10.0%, to $27.4 million for the six months ended June 30, 2005 from $24.9 million for the six months ended June 30, 2004. This expense is affected primarily by growth in electronic trading. Computer and software maintenance costs are determined by the volume of transactions processed and bid/offer prices received electronically, not the number of contracts traded. During the six months ended June 30, 2005, the number of transactions we processed increased approximately 46%. In addition, we processed approximately 92% of transactions electronically in the first six months of 2005 compared with approximately 84% for the same period in 2004, which represented 69.0% and 50.1%, respectively, of contracts traded. As a result, our expenses for software, software maintenance and hardware maintenance increased $2.7 million during the first six months of 2005 when compared with the same period in 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $5.0 million, or 19.1%, to $30.9 million for the six months ended June 30, 2005 from $25.9 million for the six months ended June 30, 2004. The increase was the result of depreciation and amortization of 2005 and 2004 asset acquisitions exceeding the depreciation and amortization of assets that have become fully depreciated or retired since July 1, 2004. Capital expenditures totaled $43.1 million for the six months ended June 30, 2005 and $31.8 million for the same period in 2004. For these periods, technology-related purchases, defined as purchases of computers and related equipment, software, internally-developed software and costs associated with the build-out of our data centers, represented approximately 93% and 86%, respectively, of total capital expenditures.

Marketing, Advertising and Public Relations Expense. Marketing, advertising and public relations expense increased $0.6 million, or 11.4%, to $5.6 million for the six months ended June 30, 2005 from $5.0 million for the six months ended June 30, 2004. This increase is primarily attributed to an increase in marketing costs due to public relations and product-related marketing.

Other Expense. Other expense decreased $0.3 million, or 2.8%, to $11.9 million for the six months ended June 30, 2005 from $12.2 million for the six months ended June 30, 2004. This change was attributable primarily to a $0.8 million decrease in currency delivery fees resulting from migration to a more efficient delivery system and was partially offset by an increase in general administrative expense.

Income Tax Provision. We recorded a tax provision of $101.2 million for the six months ended June 30, 2005 compared with $70.3 million for the six months ended June 30, 2004. The effective tax rate was 39.8% for the first six months of 2005, compared with 40.5% for the same period in 2004. The effective tax rate declined in 2005 because of a reduction in non-deductible expenses and the favorable resolution of certain tax audit issues.

Outlook. For 2005, we expect operating expenses to increase by the upper end of our previously disclosed range of 11% to 13%. The increase is primarily due to spending for technology and expanded communications bandwidth to accommodate additional volume growth.

Results of Operations for the Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Overview

Our operations for the three months ended June 30, 2005 resulted in net income of $82.2 million compared with net income of $57.3 million for the three months ended June 30, 2004. The increase in net income resulted primarily from a $52.1 million increase in net revenues that was partially offset by a $12.2 million increase in operating expenses. The increase in net revenues was primarily driven by a $39.7 million increase in clearing and transaction fees. In addition, we earned an incremental $4.6 million of revenue from clearing and transaction processing services. Contributing to the overall increase in operating expenses was $4.4 million related to compensation and benefits, $3.0 million in depreciation and amortization expense and smaller increases in our remaining expense categories.

Trading volume for the three months ended June 30, 2005 totaled 280.3 million contracts, representing a 35.1% increase in total trading volume over the 207.4 million contracts traded during the same period in 2004. Average daily trading volume of 4.4 million contracts for the three months ended June 30, 2005 represented an increase of 33.0% over average daily volume of 3.3 million contracts during the same period in 2004.

Revenues

Clearing and Transaction Fees. Clearing and transaction fees increased $39.7 million, or 27.8%, to $182.6 million for the three months ended June 30, 2005 from $142.9 million for the three months ended June 30, 2004. The increase was primarily attributable to a 35.1% increase in total trading volume. During the second quarter of 2005, average daily trading volume on CME Globex increased to 3.1 million contracts, an 81.5% increase compared to the same period in 2004. The increase resulted primarily from volume growth in interest rate, foreign exchange, and equity products.

The following table summarizes trading volume and revenue (volume in thousands):

	Three Months Ended June 30,		Percentage Increase (Decrease)
	2005	2004
CME Product Line
Interest Rate	2,577	1,889	36.4%
Equity	1,425	1,187	20.1
Foreign Exchange	332	176	88.6
Commodity	46	41	12.2

Total Average Daily Volume	4,380	3,293	33.0
TRAKRS	21	67	(69.1)

Total Average Daily Volume, including TRAKRS	4,401	3,360	31.0

CME Globex Average Daily Volume, excluding TRAKRS	3,122	1,720	81.5
CME Globex Average Daily Volume as a Percent of Total Volume, excluding TRAKRS	71.3%	52.2%
Clearing and Transaction Fees Revenue, excluding TRAKRS (in millions)	$182.6	$142.8
Average Rate per Contract, excluding TRAKRS	$0.651	$0.688

In the second quarter of 2005, 59.9% of our interest rate volume traded on CME Globex compared with 27.7% during the same period in 2004. Despite the decline in interest rate volatility, average daily volume of interest rate products traded electronically increased to 1.5 million contracts from 523,000 contracts during the same period in 2004. Increased trading volume on CME Globex was primarily a result of continuing competitive fee programs designed to encourage the participation of market makers and global proprietary trading firms, continued introduction of new products and pricing incentives for high volume CME Eurodollar traders.

The volatility in U.S. equity markets, as measured by VIX, declined by 17% during the second quarter of 2005 when compared with the same period in 2004. Despite this decline in volatility, trading volume for our equity products increased, primarily because of the continued growth in our E-mini and E-mini options products. Average daily volume of E-mini products increased by 21.0% to 1.3 million contracts during the second quarter of 2005 compared to the same period in 2004 driven primarily by the continued success of our S&P 500 ® and Russell 1000 ® futures. E-mini options products also experienced an increase in average daily volume of 12,000 contracts from the same period in 2004, a majority of which is attributable to the liquidity created by the market maker program for E-mini S&P options launched in November 2004.

During the second quarter of 2005, average daily volume of foreign exchange products increased by 88.6%, to 332,000 contracts. Growth in foreign exchange is primarily a result of technological innovations which have facilitated faster execution of trades by automated trading systems and increased accessibility by international customers. The success of our tiered pricing structure, which provides incentives to high volume traders, has also contributed to the growth in volume. In the second quarter of 2005, 80.2% of our foreign exchange volume traded through CME Globex compared with 63.6% during the same period in 2004.

The impact of the increase in trading volume was partially offset by a decrease in the average rate, or revenue, per contract. Clearing and transaction fees increased $39.7 million while average rate per contract decreased to $0.651 for the three months ended June 30, 2005 from $0.688 for the same period in 2004. If the average rate per contract remained unchanged from the three months ended June 30, 2004, the increase in trading volume would have contributed $51.9 million of clearing and transaction revenue for the three months ended June 30, 2005. Growth in interest rate, equity and foreign currency products, as a result of our competitive fee programs, increased participation of market makers and global proprietary trading firms, resulted in higher incentives and discounts which offset the impact of volume growth by $9.4 million, and the average rate per contract by $0.045. In addition, our mutual offset agreement with SGX further reduced revenue by $1.5 million and the average rate per contract by $0.007. The rate per contract was favorably impacted by a higher percentage of trades on CME Globex for all product lines, for which additional fees are assessed, but offset by a change in the trading mix from non-member to incentive program activity as well as an increase in the proportion of interest rate volumes, which have a lower rate per contract.

Clearing and Transaction Processing Services. Clearing and transaction processing services increased $4.6 million, or 32.4%, to $18.8 million for the three months ended June 30, 2005 from $14.2 million for the three months ended June 30, 2004. The revenue increase in the second quarter of 2005 from the same period in 2004 was a result of increased trading volume at the CBOT as well as the expiration of lower initial pricing that was in effect during the second quarter of 2004. We cleared 184.9 million contracts for the CBOT during the quarter ended June 30, 2005 compared with 158.5 million contracts during the same period in 2004. During the second quarter of 2005, revenue from NYMEX also increased by $1.1 million compared to the same period in 2004. The increase was a result of increased trading volume in futures products listed for NYMEX.

Quotation Data Fees. Quotation data fees increased $3.0 million, or 20.2%, to $17.8 million for the three months ended June 30, 2005 from $14.8 million for the three months ended June 30, 2004. The increase resulted primarily from the change to our fee structure implemented on January 1, 2005. Users of our basic service currently pay $35 per month for each market data screen, or device, an increase from the $30 per month charge that was in effect during the second quarter of 2004.

Access Fees. Access fees increased $0.8 million, or 19.5%, to $4.8 million for the three months ended June 30, 2005 from $4.0 million for the three months ended June 30, 2004. This increase resulted primarily from CME Globex users switching to a higher bandwidth connection at a higher cost.

Communication Fees. Communication fees decreased $0.4 million, or 13.0%, to $2.2 million for the three months ended June 30, 2005 from $2.6 million for the three months ended June 30, 2004 primarily because of decreased demand for communication devices and services on the trading floor.

Investment Income. Investment income increased $4.1 million to $6.9 million for the three months ended June 30, 2005 from $2.8 million for the three months ended June 30, 2004. The annualized average rate earned on all investments increased to 2.7% in the second quarter of 2005 compared with 1.5% during the same period in 2004, representing an increase in investment income of $2.7 million. This increase resulted primarily from increases in market interest rates since June 2004. In addition, $1.2 million of the increase in interest income resulted from increased funds available for investment including cash performance bonds and security deposits.

Securities Lending Interest Income and Expense. Securities lending interest income increased $9.7 million, to $13.6 million for the three months ended June 30, 2005 from $3.9 million for the three months ended June 30, 2004. The average daily balance of proceeds from securities lending activity was $1.8 billion for the second quarter of 2005 and $1.4 billion for the same period in 2004. Securities lending interest expense increased $9.6 million, to $13.1 million for the second quarter of 2005 from $3.5 million for the same period in 2004. The net revenues from securities lending represented an annualized return of 0.12% on the average daily balances in both the second quarter of 2005 and 2004. The spread between interest rates received and paid remained constant due to similar market conditions during both quarters.

Other Revenue. Other revenue increased $0.2 million, or 3.2%, to $5.6 million for the three months ended June 30, 2005 compared to $5.4 million for the three months ended June 30, 2004. This resulted primarily from a $0.2 million increase in fees associated with managing our IEF programs.

Expenses

Compensation and Benefits Expense. Compensation and benefits expense increased $4.4 million, or 10.7%, to $45.0 million for the three months ended June 30, 2005 from $40.6 million for three months ended June 30, 2004. There were three significant components to this increase. First, compensation and benefits expense increased by $3.0 million primarily because of annual salary increases and increases in employer taxes and health benefits. Second, the average number of employees increased approximately 3%, or by 39 employees, resulting in additional compensation and benefits expense of $0.7 million. Third, stock-based compensation expense increased $1.2 million to $2.7 million for the second quarter of 2005. This increase resulted primarily from a full three months of expense during the second quarter of 2005 for the options granted in June of 2004 as well as the first month’s recognition of expense related to the June 2005 employee options grant. These increases were partially offset by a $0.4 million decrease in the bonus expense, which is accrued under the provisions of our annual incentive plan. Finally, during the second quarter of 2005, there was a $0.3 million increase in the capitalization of compensation and benefits relating to internally-developed software.

Occupancy Expense. Occupancy expense increased $0.4 million, or 5.2%, to $7.2 million for the three months ended June 30, 2005 from $6.8 million for the three months ended June 30, 2004. Occupancy expense increased primarily because of increased real estate taxes and operating expenses at our primary location in Chicago as well as increased utilities expense. This increase was partially offset by a decrease in trading volume rent due to lower open outcry volume in the second quarter of 2005.

Professional Fees, Outside Services and Licenses Expense. Professional fees, outside services and licenses expense increased $2.0 million, or 22.4%, to $10.8 million for the three months ended June 30, 2005 from $8.8 million for the three months ended June 30, 2004. The increase resulted primarily from consultant fees related to our technology initiatives as well as market maker agreements and license fees. Technology-related professional fees increased $1.0 million, net of amounts capitalized for internally-developed software, in the second quarter of 2005 when compared to the second quarter of 2004 because of technology initiatives to expand electronic trading functionality and accessibility. In addition, we incurred $0.5 million of expense related to two market maker programs in the second quarter of 2005. Lastly, increased trading volume and licensing rates related to equity index licensing agreements resulted in a $0.4 million increase in the second quarter of 2005 from the same period in 2004.

Communications and Computer and Software Maintenance Expense. Communications and computer and software maintenance expense increased $1.6 million, or 13.2%, to $14.3 million for the three months ended June 30, 2005 from $12.7 million for three months ended June 30, 2004. This expense is affected primarily by growth in electronic trading. During the second quarter of 2005, the number of transactions we processed increased approximately 46%. In addition, we processed approximately 93% of total transactions electronically in the second quarter of 2005 compared with nearly 86% for the same period in 2004, which represented 71.3% and 52.2%, respectively, of total contracts traded. As a result, our expenses for software, software maintenance and hardware maintenance increased $1.9 million during the second quarter of 2005 when compared with the same period in 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.0 million, or 22.5%, to $16.1 million for the three months ended June 30, 2005 from $13.1 million for the three months ended June 30, 2004. The increase was the result of depreciation and amortization of 2004 and 2005 asset acquisitions exceeding the depreciation and amortization of assets that have become fully depreciated or retired since July 1, 2004. Capital expenditures totaled $27.3 million for the second quarter of 2005 and $22.8 million for the same period in 2004. For these periods, technology-related purchases, defined as purchases of computers and related equipment, software, internally-developed software, and costs associated with the build-out of our data centers, represented approximately 92% and 86%, respectively, of total capital expenditures.

Marketing, Advertising and Public Relations Expense. Marketing, advertising and public relations expense increased $0.8 million, or 34.3%, to $3.3 million for the three months ended June 30, 2005 from $2.5 million for the three months ended June 30, 2004. This is primarily a result of increased event sponsorships, trade shows, and direct mail advertising.

Other Expense. Other expense remained constant relative to the prior year for the quarter ended June 30, 2005 as increases in general administrative expenses offset the benefit from improved currency delivery processes.

Income Tax Provision. We recorded a tax provision of $54.0 million for the three months ended June 30, 2005 compared with $39.0 million for the three months ended June 30, 2004. The effective tax rate was 39.6% for the second quarter of 2005, compared with 40.5% for the same period in 2004. A decrease in non-deductible expenses and the resolution of certain tax audit issues were the primary drivers for the decrease in the effective tax rate.

Liquidity and Capital Resources

Liquidity and Cash Management. Cash and cash equivalents totaled $499.0 million at June 30, 2005, compared with $357.6 million at December 31, 2004. The $141.4 million increase from December 31, 2004 to June 30, 2005 resulted primarily from cash generated by operations for the six months ended June 30, 2005, retained primarily in the form of short-term investments that are included as cash equivalents. Also contributing to the increase was $37.5 million of proceeds from maturities of marketable securities and $5.7 million in proceeds from the exercise of stock options. Partially offsetting these increases were $43.1 million in purchases of property, net of trade-in allowances, and quarterly dividend payments that totaled $31.5 million. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, alternative investment choices, and any dividends paid.

Included in current and other assets are net deferred tax assets of $11.3 million and $10.8 million at June 30, 2005 and December 31, 2004, respectively. These net deferred tax assets result primarily from depreciation, stock-based compensation, and deferred compensation. There is no valuation reserve for these assets as we expect to fully realize their value in the future based on our expectation of future taxable income.

Historically, we have met our funding requirements from operations. If operations do not provide sufficient funds to complete capital expenditures, short-term investments or marketable securities can be reduced to provide the needed funds or assets can be acquired through capital leases.

Sources and Uses of Cash. Net cash provided by operating activities was $174.1 million for the six months ended June 30, 2005 and $107.9 million for the same period in 2004. The net cash provided by operations increased in the first six months of 2005 primarily because of improved operating results. The net cash provided by operating activities exceeded our net income in the six months ended June 30, 2005 by $20.9 million primarily because of non-cash expenses, such as depreciation and amortization of $30.9 million, which did not adversely affect our cash flow. In addition, we received tax benefits of $15.6 million related to employee option exercises in excess of our book expense associated with these options. This tax benefit reduced our income tax obligations for the six months ended June 30, 2005. These increases were partially offset by an increase in accounts receivable of $18.0 million. Accounts receivable at the end of any period results primarily from the clearing and transaction fees billed in the last month of the reporting period as well as the receivable for the portion of transaction processing services that are billed on a quarterly basis. Clearing and transaction fees were $18.3 million greater in June 2005 than in December 2004.

Cash used in investing activities was $6.8 million for the six months ended June 30, 2005 compared with $53.5 million for the six months ended June 30, 2004. The decrease in cash used of $46.7 million was primarily due to the $48.6 million in purchases of marketable securities in the first six months of 2004 that was not repeated during the first six months of 2005. By comparison, in the first six months of 2005, maturities totaled $37.5 million and there were no purchases. Cash used to acquire and develop capital assets increased $11.3 million to $43.1 million for the first six months of 2005 from $31.8 million for the same period in 2004. As part of our efforts to increase trade matching and clearing capacity to accommodate volume growth, we expect capital expenditures for 2005 to be at the upper end of our previously disclosed range of $80 million to $90 million.

Cash used in financing activities was $25.9 million for the six months ended June 30, 2005 compared with $17.2 million for the six months ended June 30, 2004. The increase was primarily due to the $14.1 million increase in dividends paid. Dividends totaled $31.5 million for the six months ended June 30, 2005 compared with $17.4 million for the six months ended June 30, 2004. The increase resulted primarily from a year-over-year improvement in cash earnings, defined as net income excluding depreciation and amortization expense and tax-effected stock-based compensation expense, less capital expenditures. Partially offsetting this increase were the proceeds from stock option exercises, which increased $4.6 million to $5.7 million for the six months ended June 30, 2005 from $1.1 million for the six months ended June 30, 2004.

Debt Instruments. We maintain a secured $750.0 million line of credit with a consortium of banks. The secured credit agreement, which expires on October 14, 2005, is collateralized by clearing firm security deposits held by the exchange in the form of U.S. Treasury and government agency securities, security deposit funds in IEF2 and performance bond deposits of the defaulting firm, if any. The amount held as available security deposit collateral at June 30, 2005 was $1.1 billion. The line of credit is available for use in certain situations, such as a disruption in the domestic payments system that would delay settlement between our exchange and our clearing firms or in the event of a clearing firm default. Effective March 1, 2005, the standby letter of credit for GFX Corporation, our wholly owned subsidiary that engages in futures transactions, increased to $5.0 million from $2.5 million. In addition, as of June 30, 2005, we were contingently liable on irrevocable letters of credit totaling $89.0 million in connection with our mutual offset agreement with SGX.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents interest rate risk relating to the marketable securities that are available for sale, as well as derivatives trading risk associated with GFX. With respect to interest rate risk, a change in market interest rates would affect interest income from short-term investments of cash, cash performance bonds and security deposits, variable rate marketable securities and new purchases of marketable securities. Changes in market interest rates also would have an effect on the fair value of any marketable securities owned. Investment choices, as provided in our investment policy, primarily include U.S. Treasury and government agency securities, investment grade corporate obligations and municipal securities escrowed by U.S. Treasury securities. Maturities may extend to a maximum of 60 months.

Interest Rate Risk. Interest income from marketable securities, short-term cash investments, cash performance bonds, and security deposits was $11.2 million in the first six months of 2005 and $4.5 million for the same period in 2004. Our marketable securities experienced net unrealized losses of $0.9 million and $4.1 million during the six months ended June 30, 2005 and 2004, respectively. There were no realized gains or losses in either period. At June 30, 2005, we owned marketable securities with a fair value of $262.8 million.

Contractual maturities and interest coupon rates for fixed rate marketable securities at June 30, 2005 were as follows (dollars in thousands):

Year	Principal Amount	Weighted Average Interest Rate
2005	$37,728	2.58%
2006	73,571	3.82
2007	72,317	4.35
2008	80,410	2.34

Total	$264,026	3.34

Fair Value	$262,792

The 2008 contractual maturities include $26.7 million in principal amount of zero coupon marketable securities. Excluding zero coupon securities, the 2008 weighted average interest rate would be 3.51%.

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

Derivatives Trading Risk. GFX engages primarily in the purchase and sale of our foreign exchange futures contracts on CME Globex to provide additional liquidity in these products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit market risk. Any potential impact on the earnings of GFX from a change in foreign exchange rates would not be significant. GFX also engaged in purchases and sales of CME Eurodollar futures contracts on CME Globex during the first six months of 2004. At the end of the second quarter of 2004, it was determined that GFX’s participation in electronic trading of CME Eurodollars was no longer necessary for liquidity purposes. Net position limits are established for each trader and totaled $12.0 million in aggregate notional value as of June 30, 2005.

At June 30, 2005, GFX held futures positions with a notional value of $99.5 million, offset by a similar amount of spot foreign exchange positions. The notional value of futures positions at June 30, 2004 totaled $56.5 million. All positions are marked to market on a daily basis, with the resulting charge or credit reflected in other revenue. Net trading gains were $4.0 million for the six months ended June 30, 2005 and $4.1 million for the six months ended June 30, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 3, 2004, McGraw-Hill Companies, Inc. filed suit against CME in the Southern District of New York seeking declaratory and injunctive relief relating to the scope and proper interpretation of the 1997 License Agreement under which we trade various products based on S&P indexes. McGraw-Hill claims that statements about a launch by CME of a variance product based on an S&P index amounts to a threatened breach of contract, misappropriation, federal trademark infringement and unfair competition, federal and state trademark dilution, common law trademark infringement, and common law unfair competition. McGraw-Hill is seeking unspecified damages in addition to an injunction. On September 20, 2004, CME filed its answer and counterclaims against McGraw-Hill, including claims for injunctive relief, breach of contract and unspecified damages. CME also named the Chicago Board Options Exchange and CBOE Futures Exchange, LLC as additional parties and is seeking injunctive relief and punitive damages for tortious interference with contractual and prospective business relations and misappropriation. The case has been closed. If the parties have not reached a settlement by August 23, 2005, either party may apply for restoration of this action.

On October 14, 2003, the U.S. Futures Exchange, L.L.C., or Eurex U.S., and U.S. Exchange Holdings, Inc., filed suit against the CBOT and CME in the United States District Court for the District of Columbia. The suit alleged that the CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. On December 12, 2003, the CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. On September 2, 2004, the judge granted the CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. On March 25, 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. On June 6, 2005, CME and the CBOT filed a motion to dismiss the amended complaint. Based on its investigation to date and advice from legal counsel, we believe this suit is without merit and we intend to vigorously defend against these charges.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	—	—	—
May 1 to May 31	1,732	$198.38	—	—
June 1 to June 30	—	—	—	—
Total	1,732	$198.38	—	—

All of the share amounts set forth in the above table represent shares of the Company’s Class A common stock that were surrendered to the Company in order to fulfill tax withholding obligations of employees upon the vesting of restricted stock on May 7, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

(c)	The Annual Meeting of Shareholders of Chicago Mercantile Exchange Holdings Inc. (the “Annual Meeting”) was held on April 27, 2005. The matters voted on at the meeting, and the results of the voting, were as follows:

1.	Election of Directors

a.	The election of seven Equity Directors (elected by Class A and Class B shareholders voting together as a single class) to serve on the Board until 2007. The results were as follows:

Equity Director Nominee	Votes For	Votes Withheld
Craig S. Donohue	26,997,683	1,084,209
Terrence A. Duffy	26,774,851	1,307,041
Daniel R. Glickman	27,075,847	1,006,045
William P. Miller II	27,061,242	1,020,650
James E. Oliff	26,847,036	1,234,856
John F. Sandner	24,838,066	3,243,826
Terry L. Savage	26,596,576	1,485,316

b.	The election of one Class B-1 director from a slate of two candidates (elected by Class B-1 shareholders only) to serve on the Board until 2007. The results were as follows:

Class B-1 Director Nominee	Votes For	Abstentions
Don H. Nadick	77	273
William G. Salatich	249	101

c.	The election of one Class B-2 director from a slate of two candidates (elected by Class B-2 shareholders only) to serve on the Board until 2007. The results were as follows:

Class B-2 Director Nominee	Votes For	Abstentions
Bruce L. Goldman	53	397
David J. Wescott	388	62

d.	The election of one Class B-3 director from a slate of three candidates (elected by Class B-3 shareholders only) to serve on the Board until 2007. The results were as follows:

Class B-3 Director Nominee	Votes For	Abstentions
Gary M. Katler	231	468
Robert J. Prosi	208	491
Howard J. Reinglass	217	482

2.	Election of Class B Nominating Committees

a.	The election of five members of the Class B-1 Nominating Committee from a slate of ten candidates (elected by Class B-1 shareholders only). The results were as follows:

Class B-1 Nominating Committee Nominee	Votes For	Abstentions
Thomas A. Bentley	141	209
Michael J. Downs	181	169
Larry S. Fields	191	159
John C. Garrity	182	168
Donald A. Huizinga	171	179
Lonnie Klein	196	154
William F. Kulp	204	146
Brian J. Muno	143	207
David T. Spiwak	54	296
Robert D. Wharton	90	260

b.	The election of five members of the Class B-2 Nominating Committee from a slate of ten candidates (elected by Class B-2 shareholders only). The results were as follows:

Class B-2 Nominating Committee Nominee	Votes For	Abstentions
Richard J. Appel	202	248
Samuel T. Bailey	124	326
Richard J. Duran	197	253
Denis P. Duffey	251	199
Scott D. Federighi	117	333
William J. Higgins	124	326
Donald J. Lanphere, Jr	276	174
Ronald A. Pankau	245	205
Stuart A. Unger	185	265
Barry D. Ward	140	310

3.	Approval of the Chicago Mercantile Exchange Holdings Inc. 2005 Director Stock Plan

A proposal to approve the Chicago Mercantile Exchange Holdings Inc. 2005 Director Stock Plan (approved by Class A and Class B shareholders voting together as a single class). The results were as follows:

Votes For	Votes Against	Abstentions/ Broker Non-Votes
18,293,548	2,392,266	7,396,073

4.	Approval of Chicago Mercantile Exchange Holdings Inc. Employee Stock Purchase Plan

A proposal to approve the Chicago Mercantile Exchange Holdings Inc. Employee Stock Purchase Plan (approved by Class A and Class B shareholders voting together as a single class). The results were as follows:

Votes For	Votes Against	Abstentions/Broker Non-Votes
20,440,257	1,068,230	6,573,315

5.	Ratification of Appointment of Independent Auditors

A proposal to ratify the appointment of Ernst & Young LLP to serve as the independent auditors for Chicago Mercantile Exchange Holdings Inc. for the fiscal year ending December 31, 2005 (ratified by Class A and Class B shareholders voting together as a single class). The results were as follows:

Votes For	Votes Against	Abstentions
27,811,097	150,313	120,482

Item 6. Exhibits

10.1*	Amendment to Agreement, by and between The Nasdaq Stock Market, Inc. and Chicago Mercantile Exchange Inc., made as of April 26, 2005.

10.2	Amendment to Agreement, by and between the Nasdaq Stock Market, Inc. and Chicago Mercantile Exchange Inc., made as of June 22, 2005.

31.1	Section 302 Certification—Craig S. Donohue, Chief Executive Officer.

31.2	Section 302 Certification—James E. Parisi, Managing Director and Chief Financial Officer.

32.1	Section 906 Certification.

99.1	Certain Factors That May Affect Our Business.

*	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

(Registrant)

Dated: August 4, 2005	By:	/s/ James E. Parisi
	Name:	James E. Parisi

	Title:	Managing Director and Chief Financial Officer