Form 10-Q
period 2005-09-30
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2005-11-04
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 28, 2005 was as follows: 34,474,589 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you to not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

•	increasing competition by foreign and domestic competitors, including new entrants into our markets;

•	our ability to keep pace with rapid technological developments, including our ability to complete the development and implementation of the enhanced functionality required by our customers;

•	our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and our ability to maintain the competitiveness of our existing products and services;

•	our ability to efficiently and simultaneously operate both open outcry trading and electronic trade execution facilities;

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to continue to realize the benefits of our transaction processing agreement with the Chicago Board of Trade;

•	our ability to maintain existing customers and attract new ones;

•	changes in domestic and foreign laws and regulations;

•	changes in government policy, including policies relating to common or directed clearing;

•	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to generate market data fees that may be reduced or eliminated by the growth of electronic trading;

•	changes in our rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure;

•	the ability of our financial safeguards package to adequately protect us from the credit risks of our clearing members;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

•	economic, political and market conditions;

•	our ability to accommodate increases in trading volume without failure or degradation of performance of our systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	industry and customer consolidation;

•	decreases in trading and clearing activity; and

•	seasonality of the futures business.

For a detailed discussion of these and other factors that might affect our performance, see Exhibit 99.1 to this Quarterly Report on Form 10-Q.

CME® Globex®, CME Alternative Marketplace™, CME Auction Markets™, CME Economic Derivatives™ and SPAN® are our registered trademarks. CME E-mini™ is our service mark. CLEARING 21® is a registered trademark of Chicago Mercantile Exchange Inc. and New York Mercantile Exchange, or NYMEX, pursuant to agreement. E-mini S&P 500® , S&P 500® , E-mini NASDAQ-100® , NASDAQ-100® , Russell® , TRAKRSsm and other trade names, service marks, trademarks and registered trademarks that are not proprietary to us, are the property of their respective owners and used herein under license.

TRAKRSsm, Total Return Asset Contracts, are exchange-traded non-traditional futures contracts designed to provide market exposure to various market-based indexes which trade electronically on the CME Globex electronic platform. Clearing and transaction fees on these products are minimal relative to other CME products. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude our TRAKRS products.

CME Economic Derivatives™ are options and forwards geared to seven key U.S. and European economic indicators that trade in an auction format. Clearing and transaction fees on CME Economic Derivative products are based on notional values rather than volume and are minimal relative to other CME products. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude these products.

Item 1. Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$585,665	$357,562
Collateral from securities lending	1,222,688	1,582,985
Short-term investments of interest earning facilities	59,480	87,521
Marketable securities	242,146	302,429
Accounts receivable, net of allowance of $1,014 and $1,089	107,188	78,825
Other current assets	21,024	18,959
Cash performance bonds and security deposits	536,568	269,919

Total current assets	2,774,759	2,698,200
Property, net of accumulated depreciation and amortization of $279,787 and $266,640	144,865	131,361
Other assets	30,317	27,905

Total Assets	$2,949,941	$2,857,466

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$17,555	$23,045
Payable under securities lending agreements	1,222,688	1,582,985
Payable to participants in interest earning facilities	59,480	87,521
Other current liabilities	55,240	62,153
Cash performance bonds and security deposits	536,568	269,919

Total current liabilities	1,891,531	2,025,623
Other liabilities	19,339	19,246

Total Liabilities	1,910,870	2,044,869

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 34,425,289 and 34,098,623 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	344	341
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	305,588	261,050
Retained earnings	736,000	552,801
Accumulated net unrealized securities losses	(2,861)	(1,595)

Total Shareholders’ Equity	1,039,071	812,597

Total Liabilities and Shareholders’ Equity	$2,949,941	$2,857,466

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Clearing and transaction fees	$519,744	$413,763	$176,330	$147,937
Clearing and transaction processing services	53,168	41,005	17,593	14,354
Quotation data fees	54,371	45,198	18,811	14,913
Access fees	14,123	11,893	4,637	3,924
Communication fees	6,824	7,579	2,232	2,523
Investment income	21,189	9,094	8,830	3,229
Securities lending interest income	39,537	11,892	15,714	4,492
Other	16,778	16,355	5,495	5,328

Total Revenues	725,734	556,779	249,642	196,700
Securities lending interest expense	(38,112)	(11,017)	(15,331)	(4,311)

Net Revenues	687,622	545,762	234,311	192,389

Expenses:
Compensation and benefits	134,125	122,150	45,229	40,939
Occupancy	21,321	20,561	7,272	7,033
Professional fees, outside services and licenses	31,857	26,950	11,519	10,020
Communications and computer and software maintenance	42,190	36,923	14,791	12,008
Depreciation and amortization	48,118	39,466	17,256	13,555
Marketing, advertising and public relations	9,511	7,859	3,961	2,878
Other	17,863	18,288	5,992	6,077

Total Expenses	304,985	272,197	106,020	92,510

Income before income taxes	382,637	273,565	128,291	99,879
Income tax provision	(152,060)	(110,794)	(50,825)	(40,451)

Net Income	$230,577	$162,771	$77,466	$59,428

Earnings per Common Share:
Basic	$6.73	$4.88	$2.25	$1.75
Diluted	6.63	4.74	2.22	1.72

Weighted Average Number of Common Shares:
Basic	34,262	33,374	34,370	33,935
Diluted	34,793	34,330	34,891	34,496

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Net Unrealized Securities Gains (Losses)	Total Shareholders’ Equity
Balance December 31, 2004	34,098,623	3,138	$261,391	$552,801	$(1,595)	$812,597
Comprehensive income:
Net income				230,577		230,577
Change in net unrealized loss on securities, net of tax of $802					(1,266)	(1,266)

Total comprehensive income						229,311
Exercise of stock options	299,435		9,355			9,355
Tax benefit related to employee option exercises and restricted stock vesting			25,916			25,916
Quarterly cash dividends on common stock of $0.46 per share				(47,378)		(47,378)
Vesting of issued restricted Class A common stock	24,998
Issuance of Class A common stock to Board of Directors	2,233		476			476
Stock-based compensation			8,794			8,794

Balance September 30, 2005	34,425,289	3,138	$305,932	$736,000	$(2,861)	$1,039,071

Balance December 31, 2003	32,922,061	3,138	$194,610	$368,312	$73	$562,995
Comprehensive income:
Net income				162,771		162,771
Change in net unrealized loss on securities, net of tax of $499					(733)	(733)

Total comprehensive income						162,038
Exercise of stock options	996,444		2,245			2,245
Tax benefit related to employee option exercises and restricted stock vesting			43,341			43,341
Quarterly cash dividend on common stock of $0.26 per share				(26,205)		(26,205)
Vesting of issued restricted Class A common stock	24,200
Stock-based compensation			5,235			5,235

Balance September 30, 2004	33,942,705	3,138	$245,431	$504,878	$(660)	$749,649

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$230,577	$162,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,118	39,466
Stock-based compensation	8,794	5,235
Change in deferred income taxes	(2,275)	4,192
Loss on investment in joint venture	2,217	2,798
Amortization of purchased intangibles	530	195
Amortization of net premiums on marketable securities	1,844	2,272
Loss on disposal of fixed assets	689	351
Change in allowance for doubtful accounts	(75)	404
Tax benefit related to employee option exercises and restricted stock vesting	25,916	43,341
Change in accounts receivable	(28,288)	(31,316)
Change in other current assets	735	6,246
Change in other assets	(2,921)	24
Change in accounts payable	(5,490)	(8,010)
Change in other current liabilities	(6,913)	2,656
Change in other liabilities	93	(3,230)

Net Cash Provided by Operating Activities	273,551	227,395

Cash Flows from Investing Activities:
Purchases of property, net	(62,310)	(48,968)
Purchases of intangible assets	(643)	(4,818)
Capital contributions to joint venture	(844)	(900)
Purchases of marketable securities	—	(99,153)
Proceeds from maturities of marketable securities	56,372	49,408

Net Cash Used in Investing Activities	(7,425)	(104,431)

Cash Flows from Financing Activities:
Cash dividends	(47,378)	(26,205)
Proceeds from exercised stock options	9,355	2,245
Payments on long-term debt	—	(1,349)

Net Cash Used in Financing Activities	(38,023)	(25,309)

Net increase in cash and cash equivalents	228,103	97,655
Cash and cash equivalents, beginning of period	357,562	185,124

Cash and Cash Equivalents, End of Period	$585,665	$282,779

Supplemental Disclosure of Cash Flow Information:
Interest paid (excluding interest for securities lending)	$715	$1,888
Income taxes paid	125,669	61,876
Non-cash investing and financing activities:
Gross unrealized securities losses	(2,068)	(1,232)

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by Chicago Mercantile Exchange Holdings Inc. (CME Holdings) without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME Holdings as of September 30, 2005 and December 31, 2004, and the results of its operations and its cash flows for the periods indicated.

CME Alternative Marketplace Inc., a wholly owned subsidiary of Chicago Mercantile Exchange Inc. and an exempt board of trade registered with the Commodity Futures Trading Commission, was established for the trading of CME Economic Derivatives. CME Economic Derivatives are options and forwards geared to seven key U.S. and European economic indicators that trade in an auction format via CME Auction Markets™ and are cleared and guaranteed by CME. On September 29, 2005, CME cleared its first CME Economic Derivatives contract based on the weekly initial jobless claims number.

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

2. Performance Bonds and Security Deposits

Each firm that clears futures and options on futures contracts traded on Chicago Mercantile Exchange Inc. and its subsidiaries (CME or the exchange) is required to deposit and maintain specified performance bonds and security deposits principally in the form of cash, funds deposited in the various Interest Earnings Facility (IEF) programs, U.S. Government and certain foreign government securities or bank letters of credit. For the Chicago Board of Trade (CBOT) products cleared by CME, CME combines those positions with that clearing firm’s CME positions to create a single portfolio for which performance bond and security deposit requirements are calculated. These performance bonds and security deposits are available to meet the financial obligations of that clearing firm to the exchange. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of the exchange in excess of amounts needed for normal operations. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets and offsetting liabilities may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Exhibit 13.1 to CME Holdings’ Annual Report on Form 10-K for the year ended December 31, 2004.

3. Guarantees

Interest Earning Facility. Clearing firms, at their option, may instruct CME to invest cash on deposit for performance bond or security deposit purposes in a portfolio of securities that is part of the IEF programs. The first IEFs were organized in 1997 as two limited liability companies. Interest earned, net of expenses, is passed on to participating clearing firms. The principal of the first IEFs, which totaled $59.5 million at September 30, 2005, is guaranteed by the exchange and is included in the accompanying consolidated balance sheets. The investment portfolios of these facilities are managed by an exchange-approved settlement bank and eligible investments include U.S. Treasury bills and notes, U.S. Treasury strips and reverse repurchase agreements. The maximum average portfolio maturity is 90 days and the maximum maturity for an individual security is 13 months. At September 30, 2005, all funds in the first IEFs were invested in overnight reverse repurchase agreements. If funds invested in these IEFs are required to be liquidated due to a clearing firm redemption transaction and funds are not immediately available due to lack of liquidity in the investment portfolio, default of a repurchase counterparty, or loss in market value, CME guarantees the amount of the redemption. Management believes that the market risk exposure relating to its guarantee is not material to the consolidated financial statements taken as a whole. Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees of Indebtedness of Others,” requires that an entity (CME) issuing a guarantee recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. CME has evaluated its requirements under FIN No. 45 and concluded that no material liability is required to be recorded. Management has decided to discontinue operation of the first IEFs in December 2005, at which time investments will be liquidated, balances returned to participants and CME’s obligation under the guarantee will terminate.

Intellectual Property Indemnifications. Some agreements with customers accessing the CME Globex electronic platform and utilizing CME market data services, CME SPAN® software and CME CLEARING 21® clearing system contain indemnifications from intellectual property claims that may be made against them because of their use of these products. The potential future claims relating to these indemnifications cannot be estimated and, therefore, in accordance with FIN No. 45, no liability has been recorded.

4. Stock-Based Payments

In the first nine months of 2005, CME granted stock options totaling 220,800 shares to various employees under the CME Holdings Omnibus Stock Plan. The options vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. The options have a ten-year term with an exercise price ranging from $196.83 to $301.30, the market prices at the grant dates. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended, the fair value of the options granted to employees totaled $22.0 million, measured at the grant dates using the Black-Scholes valuation model. A risk-free rate ranging from 3.9% to 4.3% was used over a period of 6 to 6.5 years with a volatility factor ranging from 33.6% to 42.8% and a dividend yield ranging from 0.6% to 0.9%. This compensation expense will be recognized on an accelerated basis over the vesting period.

In the first nine months of 2005, CME also granted 5,900 shares of restricted Class A common stock that have the same vesting provisions as the stock options granted at that time. Compensation expense of $1.5 million relating to this restricted stock will be recognized on an accelerated basis over the vesting period.

The following table summarizes stock option share activity for the period:

Options Outstanding at December 31, 2004	1,346,792
Granted	220,800
Exercised	(299,435)
Cancelled	(48,440)

Options Outstanding at September 30, 2005	1,219,717

Weighted Average Exercise Price of Options Outstanding at September 30, 2005	$98.01

At September 30, 2005, 519,487 of the outstanding options were exercisable.

In the second quarter of 2005, CME Holdings decreased the annual cash stipend of its non-executive members of the Board of Directors and added an equity component. As a result, CME Holdings issued 2,233 shares of Class A common stock to its non-executive directors under the 2005 Director Stock Plan. These shares are not subject to any vesting restrictions. Expense of $0.5 million related to this stock will be amortized over a one-year period.

At year-end 2002, CME adopted the fair value method for expensing stock options under the provisions of SFAS No. 123, as amended. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which requires use of the fair value method of accounting for share-based payment transactions with employees. Under SFAS No. 123R, CME will be required to estimate expected forfeitures of stock grants instead of the current practice of accounting for forfeitures as they occur. In addition, CME will also begin to classify the excess tax benefits, if any, related to employee option exercises as financing activities rather than operating activities in the consolidated statements of cash flows. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. The future amounts of these benefits cannot be estimated as they are dependent on, among other things, when employees exercise stock options. CME plans to continue to use the Black-Scholes model to determine the fair value of stock option grants, which has been used since adopting the fair value method. In April 2005, the U.S. Securities and Exchange Commission adopted a rule that amended the effective dates of SFAS No. 123R. Under this rule, SFAS No. 123R is now effective for public companies at the beginning of the first fiscal year that begins after June 15, 2005. CME will adopt SFAS No. 123R effective January 1, 2006 and is currently evaluating the impact of adoption on the consolidated financial statements.

5. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Prior to the exercise of the remainder of the former CEO’s option in the second quarter of 2004, the dilutive effect of that option was calculated as if the entire option, including the Class A share and Class B share portions of the option, was satisfied through the issuance of Class A shares. The diluted weighted average number of common shares outstanding at September 30, 2005 excludes the incremental effect related to 211,150 outstanding stock options that would be anti-dilutive.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net Income	$230,577	$162,771	$77,466	$59,428

Weighted Average Number of Common Shares:
Basic	34,262	33,374	34,370	33,935
Effect of stock options	515	930	510	538
Effect of restricted stock grants	16	26	11	23

Diluted	34,793	34,330	34,891	34,496

Earnings per Share:
Basic	$6.73	$4.88	$2.25	$1.75
Diluted	6.63	4.74	2.22	1.72

6. Subsequent Events

On October 14, 2005, CME renewed its existing secured committed line of credit with a consortium of banks. The renewed agreement is set to expire on October 13, 2006. The secured line of credit is for $750 million and is collateralized by clearing firm security deposits held by the exchange in the form of U.S. Treasury or agency securities, security deposit funds in IEF2 and performance bonds of the defaulting firm, if any. CME has the option to increase the facility from $750 million to $1 billion. The agreement does not require the participating banks to comply with the request for an increase. The line of credit can only be drawn on to the extent it is collateralized.

In October 2005, CME approved the use of up to $100 million in CME owned U.S. Treasury securities as performance bond collateral in connection with its mutual offset agreement with the Singapore Exchange Derivatives Trading Ltd. (SGX). Currently CME maintains all of its required performance bond collateral related to this agreement in the form of irrevocable letters of credit.

Also, in October 2005, CME Holdings amended its rights agreement, which creates rights that entitle CME Holdings’ shareholders to purchase shares of CME Holdings stock in the event that a third party initiates a transaction designed to take over the company. The amendment increased the purchase price of each one-thousandth of a share of Series A Junior Participating Preferred Stock pursuant to the exercise of a right from $105 to $1,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2005 Compared With the Nine Months Ended September 30, 2004

Overview

Our operations for the nine months ended September 30, 2005 resulted in net income of $230.6 million compared with net income of $162.8 million for the nine months ended September 30, 2004. The increase in net income resulted primarily from a $141.8 million increase in net revenues, partially offset by a $32.8 million increase in operating expenses. The increase in net revenues arose primarily because of a $105.9 million increase in clearing and transaction fees. In addition, we earned an incremental $12.2 million of revenue from clearing and transaction processing services and an incremental $12.1 million from investment income. Contributing to the $32.8 million overall increase in operating expenses was $11.9 million of additional compensation and benefits, an $8.6 million increase in depreciation and amortization, and smaller increases in most of our remaining expense categories.

Trading volume for the nine months ended September 30, 2005 totaled 788.5 million contracts, representing an increase of 34% over the same period in 2004 when total trading volume was 589.2 million. Contributing to increased trading volume levels were: improved speed and reliability created by CME Globex system enhancements; increased demand for electronically traded products; ongoing incentive programs designed to enhance liquidity and attract new customers, particularly in Europe and Asia; and increased demand for our interest rate, equity and foreign exchange products. The additional clearing and transaction fees resulting from greater trading volume and the increased percentage of electronic volume were augmented by increased fees for clearing and transaction processing services, additional investment income, and incremental revenue from quotation data fees.

Revenues

Clearing and Transaction Fees. Clearing and transaction fees, which include clearing fees, CME Globex electronic trading fees and other volume-related charges, increased $105.9 million, or 26%, to $519.7 million for the nine months ended September 30, 2005 from $413.8 million for the nine months ended September 30, 2004. The increase is attributed primarily to a 34% increase in average daily trading volume from 3.1 million contracts in 2004 to 4.2 million contracts in 2005. During the first nine months of 2005, average daily trading volume on CME Globex increased by 70% to 1.2 million contracts when compared with the same period in 2004. This increase was driven primarily by volume growth in interest rate, equity E-mini™ and foreign exchange products.

The following table summarizes average daily trading volume and revenue (volume in thousands). All amounts exclude TRAKRS unless otherwise noted.

	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2005	2004
CME Product Line
Interest Rate	2,436	1,723	41%
Equity	1,366	1,169	17
Foreign Exchange	321	186	73
Commodity	49	40	23

Total Average Daily Volume	4,172	3,118	34
TRAKRS	26	71	(63)

Total Average Daily Volume (including TRAKRS)	4,198	3,189	32

CME Globex Average Daily Volume	2,874	1,686	70
CME Globex Average Daily Volume as a Percent of Total Volume	69%	54%
Clearing and Transaction Fees Revenue (in millions)	$519.7	$413.6
Average Rate per Contract	$0.659	$0.702

In the first nine months of 2005, 56% of our interest rate volume traded on CME Globex compared with 29% during the same period in 2004. Despite declining interest rate volatilities during the first nine months of 2005, average daily volume of interest rate products traded electronically increased from 503,000 contracts to 1.4 million contracts. Average daily volume for interest rate options, which trade primarily through open outcry, increased 45%, to 774,000 contracts for the first nine months of 2005 compared with 533,000 contracts for the same period in 2004. Contributors to this volume growth include expansion in the use of our electronic trading platform; competitive fee programs designed to encourage the participation of market makers and global proprietary trading firms; continued introduction of new products; and tiered pricing provided to high volume traders.

The volatility in U.S. equity markets, as measured by the CBOE Volatility Index® (VIX®), in the first nine months of 2005 was lower compared with the first nine months of 2004. Despite lower volatility, trading volume for our equity products increased primarily as a result of the continued growth in our E-mini products, which is reflective of a larger market growth trend in U.S. equities. During the first nine months of 2005, average daily volume of E-mini products increased by 17%, to 1.2 million contracts, compared with the same period in 2004, with the strongest volume growth occurring in our E-mini Russell® and S&P® products.

During the first nine months of 2005, average daily volume of foreign exchange products increased by 73%, to 321,000 contracts. The volume growth occurred primarily on CME Globex and was a result of increased demand from automated trading systems, driven primarily by technology enhancements that allow faster execution, as well as by fee incentive programs initiated during the second quarter of 2004. In the first nine months of 2005, 80% of our foreign exchange volume traded on CME Globex compared with 64% during the same period in 2004.

Partially offsetting the impact of the increase in trading volume was a decrease in the average rate, or revenue, per contract. The average rate per contract decreased to $0.659 for the nine months ended September 30, 2005 from $0.702 for the same period in 2004. Growth in interest rate, equity and foreign exchange products, as a result of our competitive fee programs, as well as increased participation of market makers and global proprietary trading firms, resulted in higher incentives and discounts which reduced the average rate per contract by $0.040. In addition, the impact of our mutual offset agreement with Singapore Exchange Derivatives Trading Ltd. (SGX), whereby there is a net settlement for trades executed by the originating exchange but transferred to the other exchange, further reduced the average rate per contract by $0.006. Finally, the decrease also resulted from a decrease in the percentage of trades by non-member customers as well as an increase in the proportion of interest rate volumes, which have a lower rate per contract. These decreases were partially offset by fee increases effective August 1, 2005 which contributed additional revenue of $3.0 million, an increase of $0.004 in our average rate per contract. Additionally, the rate per contract was favorably impacted by a higher percentage of trades on CME Globex for all product lines, for which additional fees are assessed.

Although it is difficult to predict, we typically experience lower volume levels during the fourth quarter due to the seasonality of our business.

A substantial portion of our clearing and transaction fees, as well as telecommunications fees and various service charges included in other revenues, are billed to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of their customers. We currently have approximately 80 clearing firms. During the nine months ended September 30, 2005, the largest clearing firm represented approximately 10% of total clearing and transaction fees. Should a clearing firm discontinue operations, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm. Therefore, we do not believe we are exposed to significant risk from the loss of revenues received from any particular clearing firm.

In September 2005, we established CME Alternative Marketplace Inc., our wholly owned subsidiary and an exempt board of trade registered with the Commodity Futures Trading Commission, for the trading of CME Economic Derivatives. CME Economic Derivatives are options and forwards geared to seven key U.S. and European economic indicators that trade in an auction format via CME Auction Markets and are cleared and guaranteed by us. On September 29, 2005, we cleared the first CME Economic Derivatives contract based on the weekly initial jobless claims number. Beginning in the first quarter of 2006, we plan to make CME Economic Derivatives available on the Globex platform.

Clearing and Transaction Processing Services. Clearing and transaction processing services increased $12.2 million, or 30%, to $53.2 million for the nine months ended September 30, 2005 from $41.0 million for the nine months ended September 30, 2004. Clearing and transaction processing services primarily represents fees derived from providing clearing and settlement services to the Chicago Board of Trade (CBOT). In addition, fees are also included for listing certain futures products on CME Globex for the New York Mercantile Exchange (NYMEX) and processing single stock futures trades for certain of our clearing firms that execute trades at OneChicago, LLC (OneChicago), our joint venture in single stock futures and futures on narrow-based stock indexes. The revenue increase in the first nine months of 2005 from the same period in 2004 was primarily the result of increased volume at the CBOT as well as the expiration of lower initial pricing that was in effect during most of the first nine months of 2004. We cleared 523 million contracts for the CBOT during the nine months ended September 30, 2005 compared with 447 million contracts during the nine months ended September 30, 2004. During the first nine months of 2005, revenue from NYMEX increased by $2.8 million because of increased trading volume. Our agreement with NYMEX has expired and we will no longer list NYMEX products on CME Globex after November 18, 2005.

Quotation Data Fees. Quotation data fees increased $9.2 million, or 20%, to $54.4 million for the nine months ended September 30, 2005 from $45.2 million for the nine months ended September 30, 2004. The increase resulted primarily from the change to our fee structure implemented on January 1, 2005. Users of our basic service pay $35 per month for each market data screen, or device, an increase from the $30 per month charge that was in effect during 2004. We distribute our market data to resellers, who offer value-added technology to end-users, as well as directly to our electronic trading customers as part of their access to our markets. At September 30, 2005, our market data was accessible by approximately 177,000 devices. Effective January 1, 2006, the price for our basic service will increase by $5 per month for each device.

For the nine months ended September 30, 2005, the two largest resellers of our market data represented approximately 53% of our quotation data fees revenue. Should one of these vendors no longer subscribe to our market data, we believe the majority of that firm’s customers would likely subscribe to our market data through another reseller. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from any particular market data reseller.

Access Fees. Access fees increased $2.2 million, or 19%, to $14.1 million for the nine months ended September 30, 2005 from $11.9 million for the nine months ended September 30, 2004. This increase resulted primarily from CME Globex users switching to a higher bandwidth connection at a higher fee beginning in the third quarter of 2004.

Communication Fees. Communication fees decreased $0.8 million, or 10%, to $6.8 million for the nine months ended September 30, 2005 from $7.6 million for the nine months ended September 30, 2004. The decrease is primarily a result of reduced demand for communication devices and services on the trading floor accompanied by a decrease in demand by building tenants.

Investment Income. Investment income increased $12.1 million to $21.2 million for the nine months ended September 30, 2005 from $9.1 million for the nine months ended September 30, 2004. The increase is primarily a result of interest rate increases in the marketplace. The annualized average rate earned on investments, excluding our non-qualified deferred compensation plan and Interest Earning Facility (IEF) programs, increased to 2.8% in the first nine months of 2005 compared with 1.5% during the same period in 2004, representing an increase of $8.7 million. An additional $2.9 million increase resulted from an increase in average funds available for investment. These increases were supplemented by a $0.5 million increase in the investment results of our non-qualified deferred compensation plan that is included in investment income but does not affect our net income, as there is an equal increase in our compensation and benefits expense.

Securities Lending Interest Income and Expense. Securities lending interest income increased $27.6 million to $39.5 million for the nine months ended September 30, 2005 from $11.9 million for the nine months ended September 30, 2004. The average daily balance of proceeds from securities lending activity was $1.7 billion and $1.3 billion, respectively, for the nine months ended September 30, 2005 and 2004. Securities lending interest expense increased $27.1 million to $38.1 million for the nine months ended September 30, 2005 from $11.0 million for the same period in 2004. The net revenues from securities lending represented an annualized return of 0.11% on the average daily balances in the first nine months of 2005 compared with 0.09% for the same period in 2004.

Other Revenue. Other revenue increased $0.4 million, or 3%, to $16.8 million for the nine months ended September 30, 2005 from $16.4 million for the nine months ended September 30, 2004. This resulted primarily from a $0.5 million increase in fees associated with managing our IEF programs and a $0.3 million increase in net trading gains at GFX Corporation, our wholly owned subsidiary that engages primarily in CME foreign exchange futures transactions. These increases were partially offset by $0.3 million of incremental losses incurred on technology equipment that was traded-in or written off.

Expenses

Compensation and Benefits Expense. Compensation and benefits expense increased $11.9 million, or 10%, to $134.1 million for the nine months ended September 30, 2005 from $122.2 million for the nine months ended September 30, 2004. There were three significant components to this increase. First, compensation and benefits expense increased by $7.0 million during the first nine months of 2005, compared with the same period in 2004, as a result of annual salary increases and increases in employer taxes, including Social Security and Medicare taxes on stock option exercises, pension and health benefits. Second, the average number of employees increased 4%, or by 44 employees, during the first nine months of 2005 from the same period in 2004. We had 1,304 employees at September 30, 2005. This increased headcount resulted in additional compensation and benefits expense of $3.6 million. Third, stock-based compensation expense increased $3.6 million to $8.8 million for the nine months ended September 30, 2005. This increase resulted primarily from the expense recognized during the first nine months of 2005 for the options granted in June 2004 and June 2005. Finally, we experienced an increase of $0.5 million in the investment results of our non-qualified deferred compensation plan for the nine months ended September 30, 2005 that is included in compensation and benefits expense but does not affect net income, as there is an equal and offsetting impact to our investment income. These increases were partially offset by a $1.5 million decrease in the bonus expense, which is accrued under the provisions of our annual incentive plan. The threshold for payment of the bonus increased significantly from 2004 to 2005, resulting in a lower expense in the first nine months of 2005 when compared with the same period in 2004. In addition, during the first nine months of 2005, there was a $1.2 million increase in the capitalization of compensation and benefits relating to internally developed software.

Occupancy Expense. Occupancy expense increased $0.7 million, or 4%, to $21.3 million for the nine months ended September 30, 2005 from $20.6 million for the nine months ended September 30, 2004. Occupancy expense increased primarily as a result of additional rent and utilities expense for a remote data center which began operation in April 2004. An increase in real estate tax rates also resulted in additional expense for 2005. Increases were partially offset by a decrease in our volume-based trading floor rent due to lower open outcry trading and a decrease in building maintenance expense in the first nine months of 2005.

Professional Fees, Outside Services and Licenses Expense. Professional fees, outside services and licenses expense increased $4.9 million, or 18%, to $31.9 million for the nine months ended September 30, 2005 from $27.0 million for the nine months ended September 30, 2004. The increase resulted primarily from $2.9 million in additional professional fees related to consulting services for our technology initiatives. License fees also increased by $1.1 million in the first nine months of 2005 from the same period in 2004 due to higher trading volume and license fee increases resulting from recent contract renegotiations related to our equity index products. We also incurred $1.1 million of expense related to two market maker programs introduced in 2005. In addition, fees related to our revenue sharing agreement with SGX increased by $1.0 million in the first nine months of 2005 from same period in 2004 due to increased electronic trading of CME Eurodollars. This revenue sharing cannot exceed $0.3 million per month. Increases were partially offset by decreases of $0.7 million in consulting fees related to Sarbanes-Oxley, $0.3 million in recruiting expenses, and $0.4 million in other professional fees and outside services for the first nine months of 2005 compared with the same period in 2004.

Communications and Computer and Software Maintenance Expense. Communications and computer and software maintenance expense increased $5.3 million, or 14%, to $42.2 million for the nine months ended September 30, 2005 from $36.9 million for the nine months ended September 30, 2004. Computer and software maintenance costs are affected by the volume of transactions processed and bid/offer prices received electronically, not the number of contracts traded. During the nine months ended September 30, 2005, the number of transactions we processed increased approximately 36% resulting in increased expense of $3.5 million. We processed approximately 92% of transactions electronically in the first nine months of 2005 compared with approximately 86% for the same period in 2004, which represented 69% and 54%, respectively, of contracts traded. Communication expense increased $1.8 million primarily as a result of ongoing initiatives to increase the speed of connecting to the CME Globex platform.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $8.6 million, or 22%, to $48.1 million for the nine months ended September 30, 2005 from $39.5 million for the nine months ended September 30, 2004. The increase was the result of depreciation and amortization of 2004 and 2005 asset acquisitions exceeding the depreciation and amortization of assets that have become fully depreciated or retired since October 1, 2004. Projects at our remote data centers were the primary driver behind increased depreciation expense in 2005. Capital expenditures totaled $62.3 million for the nine months ended September 30, 2005 and $49.0 million for the same period in 2004. For these periods, technology-related purchases, defined as purchases of computers and related equipment, software, internally developed software and costs associated with the build-out of our data centers, represented approximately 93% and 87%, respectively, of our capital expenditures.

Marketing, Advertising and Public Relations Expense. Marketing, advertising and public relations expense increased $1.6 million, or 21%, to $9.5 million for the nine months ended September 30, 2005 from $7.9 million for the nine months ended September 30, 2004. The increase is attributable to increased product-specific marketing, especially for our foreign exchange products, the launch of CME magazine, and direct marketing and brochure rebranding. Expense for 2005 also includes $0.4 million related to a donation for hurricane relief.

Other Expense. Other expense decreased $0.4 million, or 2%, to $17.9 million for the nine months ended September 30, 2005 from $18.3 million for the nine months ended September 30, 2004. This change was attributable primarily to a $1.3 million decrease in currency delivery fees resulting from migration to a more efficient delivery system and was offset by a $0.8 million increase in general administrative expense.

Income Tax Provision. We recorded a tax provision of $152.1 million for the nine months ended September 30, 2005 compared with $110.8 million for the nine months ended September 30, 2004. The effective tax rate was 39.7% for the first nine months of 2005, compared with 40.5% for the same period in 2004. The effective tax rate declined in 2005 as a result of an increase in tax-exempt income, a reduction in non-deductible expenses, and the favorable resolution of certain tax audit issues.

Outlook. We expect annual operating expenses to increase by the upper end of our previously disclosed range of 11% to 13% in 2005. The increase is primarily due to spending for technology and expanded communications bandwidth to accommodate additional volume growth.

Results of Operations for the Three Months Ended September 30, 2005 Compared With the Three Months Ended September 30, 2004

Overview

Our operations for the three months ended September 30, 2005 resulted in net income of $77.5 million compared with net income of $59.4 million for the three months ended September 30, 2004. The increase in net income resulted primarily from a $41.9 million increase in net revenues, partially offset by a $13.5 million increase in operating expenses. The increase in net revenues was primarily driven by a $28.4 million increase in clearing and transaction fees. In addition, we experienced an incremental $5.6 million of investment income, $3.9 million in additional quotation data fees and $3.2 million in increased clearing and transaction processing services fees. Contributing to the overall increase in expenses was $4.3 million related to compensation and benefits, $3.7 million of increased depreciation and amortization expense and smaller increases in most of our remaining expense categories.

Trading volume for the three months ended September 30, 2005 totaled 267.5 million contracts, representing a 30% increase in total trading volume over the 206.3 million contracts traded during the same period in 2004.

Revenues

Clearing and Transaction Fees. Clearing and transaction fees increased $28.4 million, or 19%, to $176.3 million for the three months ended September 30, 2005 from $147.9 million for the three months ended September 30, 2004. Average daily volume increased 30% during the three months ended September 30, 2005 compared with the same period in 2004. A large portion of this increase was experienced after Hurricane Katrina. Economic uncertainty often leads to increased financial market volatility and volatility frequently impacts volume. During the third quarter of 2005, average daily trading volume on CME Globex increased to 2.9 million contracts, a 45% increase compared with the same period in 2004. In September 2005, average daily trading volume reached a record 5.2 million contracts a day.

The following table summarizes average daily trading volume and revenue (volume in thousands). All amounts exclude TRAKRS unless otherwise noted.

	Three Months Ended September 30,		Percentage Increase (Decrease)
	2005	2004
CME Product Line
Interest Rate	2,489	1,854	34%
Equity	1,305	1,135	15
Foreign Exchange	336	193	74
Commodity	50	41	22

Total Average Daily Volume	4,180	3,223	30
TRAKRS	27	32	(16)

Total Average Daily Volume (including TRAKRS)	4,207	3,255	29

CME Globex Average Daily Volume	2,869	1,982	45
CME Globex Average Daily Volume as a Percent of Total Volume	69%	61%
Clearing and Transaction Fees Revenue (in millions)	$176.3	$147.9
Average Rate per Contract	$0.659	$0.717

In the third quarter of 2005, interest rate product volume experienced substantial increases immediately following Hurricane Katrina influenced by uncertainty regarding the Federal Open Market Committee’s monetary policy and related gas and oil price volatility. Daily volume for CME Eurodollar products (futures and options) hit an all-time high of 8.4 million contracts on September 1, 2005. In addition, 56% of our interest rate volume traded on CME Globex in the third quarter of 2005 compared with 44% during the same period in 2004. Average daily volume of interest rate products traded electronically increased to 1.4 million contracts from 818,000 contracts during the same period in 2004. Increased trading volume on CME Globex was primarily a result of continuing competitive fee programs designed to encourage the participation of market makers and global proprietary trading firms, continued introduction of new products, and pricing incentives for high volume CME Eurodollar traders. On August 14, 2005, we integrated our enhanced options system for trading CME Eurodollar options into CME Globex in order to offer broader access, expanded trading hours, and deeper liquidity. During the third quarter of 2005, average daily volume of CME Eurodollar options increased by 52%, to 840,000 contracts. On September 22, 2005, CME Eurodollar options reported record electronic trading volume of 148,000 contracts, 17% of the day’s volume of CME Eurodollar options.

Trading volume for our equity products increased despite continuing low volatility in comparison to the prior year, driven primarily by continued growth in our E-mini and E-mini options products. Average daily volume of E-mini products increased by 15% to 1.2 million contracts during the third quarter of 2005 compared with the same period in 2004 driven primarily by the continued success of our S&P 500® and Russell 2000® futures contracts. E-mini options products also experienced an increase in average daily volume of 16,000 contracts from the same period in 2004, a majority of which is attributable to the liquidity created by the market maker program for E-mini S&P options launched in November 2004.

During the third quarter of 2005, average daily volume of foreign exchange products increased by 74%, to 336,000 contracts. Growth in foreign exchange is primarily a result of technological innovations that have facilitated faster execution of trades by automated trading systems and increased accessibility by international customers. The success of our tiered pricing structure, which provides incentives to high volume traders, has also contributed to the growth in volume. In the third quarter of 2005, 82% of our foreign exchange volume traded through CME Globex compared with 67% during the same period in 2004. On July 21, 2005, following the Chinese government’s announcement of a shift in its currency policy, total foreign exchange electronic trading volume reached a record of 511,000 contracts.

The impact of the increase in trading volume was partially offset by a decrease in the average rate, or revenue, per contract. While clearing and transaction fees increased $28.4 million, the average rate per contract decreased to $0.659 for the three months ended September 30, 2005 from $0.717 for the same period in 2004. Growth in interest rate, equity and foreign exchange products resulted in higher incentives and discounts which reduced the average rate per contract by $0.035. Our mutual offset agreement with SGX reduced the average rate per contract by an additional $0.003. Finally, the decrease also resulted from a decline in the percentage of trades by non-member customers as well as an increase in the proportion of trading volume attributable to our interest rate products, which have a lower rate per contract. The decreases in average rate per contract were partially offset by our fee increases that were effective August 1, 2005, which contributed incremental revenue of $3.0 million, an increase of $0.011 in the average rate per contract. Additionally, the rate per contract was favorably impacted by a higher percentage of trades on CME Globex for all product lines, for which additional fees are assessed.

Clearing and Transaction Processing Services. Clearing and transaction processing services increased $3.2 million, or 23%, to $17.6 million for the three months ended September 30, 2005 from $14.4 million for the three months ended September 30, 2004. The revenue increase was a result of increased trading volume at the CBOT as well as the expiration of lower initial pricing that was in effect during part of the third quarter of 2004. We cleared 165 million contracts for the CBOT during the quarter ended September 30, 2005, an increase of 9% compared with the same period in 2004. Also, during the third quarter of 2005, revenue from NYMEX increased by $1.7 million compared with the same period in 2004. The increase was a result of increased trading volume in futures products listed for NYMEX.

Quotation Data Fees. Quotation data fees increased $3.9 million, or 26%, to $18.8 million for the three months ended September 30, 2005 from $14.9 million for the three months ended September 30, 2004. The increase resulted primarily from the change to our fee structure implemented on January 1, 2005. Users of our basic service currently pay $35 per month for each market data screen, or device, an increase from the $30 monthly charge that was in effect during the third quarter of 2004. In addition, there was an increase of $1.4 million related to assessments resulting from our periodic audit of the usage data previously provided by our customers.

Access Fees. Access fees increased $0.7 million, or 18%, to $4.6 million for the three months ended September 30, 2005 from $3.9 million for the three months ended September 30, 2004. This increase resulted primarily from CME Globex users switching to a higher bandwidth connection at a higher fee.

Communication Fees. Communication fees decreased $0.3 million, or 12%, to $2.2 million for the three months ended September 30, 2005 from $2.5 million for the three months ended September 30, 2004 primarily as a result of decreased demand for communication devices and services by trading floor occupants and building tenants.

Investment Income. Investment income increased $5.6 million to $8.8 million for the three months ended September 30, 2005 from $3.2 million for the three months ended September 30, 2004. The annualized average rate earned on investments, excluding our non-qualified deferred compensation plan and IEF programs, increased to 3.2% in the third quarter of 2005 compared with 1.7% during the same period in 2004, representing an increase in investment income of $3.5 million. An additional $1.3 million of investment income during 2005 was the result of larger average balance of funds available for investment including cash performance bonds and security deposits. Improvement in the investment results of our non-qualified deferred compensation plan also contributed an additional $0.7 million to investment income.

Securities Lending Interest Income and Expense. Securities lending interest income increased $11.2 million to $15.7 million for the three months ended September 30, 2005 from $4.5 million for the three months ended September 30, 2004. The average daily balance of proceeds from securities lending activity was $1.8 billion for the third quarter of 2005 and $1.2 billion for the same period in 2004. Securities lending interest expense increased $11.0 million to $15.3 million for the third quarter of 2005 from $4.3 million for the same period in 2004. The net revenues from securities lending represented an annualized return of 0.09% for the three months ended September 30, 2005 compared with 0.06% during the same period in 2004. This increase is a result of ongoing increases in market interest rates since the first increase in the U.S. federal funds rate in June 2004. The spread between interest rates received and paid increased due to changes in market conditions.

Other Revenue. Other revenue remained relatively consistent with the prior year at $5.5 million for the three months ended September 30, 2005 compared with $5.3 million for the three months ended September 30, 2004.

Expenses

Compensation and Benefits Expense. Compensation and benefits expense increased $4.3 million, or 10%, to $45.2 million for the three months ended September 30, 2005 from $40.9 million for three months ended September 30, 2004. There were several significant components to this increase. First, compensation and benefits expense increased by $2.4 million because of annual salary increases and increases in employer taxes, including Social Security and Medicare taxes on stock option exercises, and health benefits. Second, the average number of employees increased approximately 3%, or by 33 employees, resulting in additional compensation and benefits expense of $0.9 million. Third, stock-based compensation expense increased $1.1 million to $3.7 million for the third quarter of 2005. This increase resulted primarily from the options granted in June 2005. Also during the third quarter of 2005, we experienced a $0.7 million increase in the investment results of our non-qualified deferred compensation plan that is included in compensation and benefits expense but does not affect net income since there is an equal increase in our investment income. Additionally, pension expense increased by $0.5 million for the third quarter of 2005. During 2004, the interest crediting rate assumption used to calculate pension costs was decreased. The change, which was effective retroactive to January 1, 2004, was reflected in decreased pension expense during the third quarter of 2004. These increases were partially offset by a $0.6 million increase in the capitalization of compensation and benefits relating to internally developed software. Finally, during the third quarter of 2005, there was a $0.4 million decrease in the bonus expense, which is accrued under the provisions of our annual incentive plan.

Occupancy Expense. Occupancy expense remained relatively consistent with the prior year at $7.3 million for the three months ended September 30, 2005 compared with $7.0 million for the three months ended September 30, 2004. Increases in rent and utilities expense were partially offset by reductions in building maintenance expense.

Professional Fees, Outside Services and Licenses Expense. Professional fees, outside services and licenses expense increased $1.5 million, or 15%, to $11.5 million for the three months ended September 30, 2005 from $10.0 million for the three months ended September 30, 2004. The increase resulted primarily from consultant fees related to our technology initiatives as well as market maker agreements and license fees. Technology-related professional fees increased $1.1 million, net of amounts capitalized for internally developed software, in the third quarter of 2005 when compared with the third quarter of 2004 as a result of initiatives to expand electronic trading functionality and accessibility. In addition, we incurred $0.3 million of expense related to two market maker programs introduced in 2005. Lastly, increased trading volume and licensing rates related to equity index licensing agreements resulted in a $0.2 million increase in the third quarter of 2005 from the same period in 2004.

Communications and Computer and Software Maintenance Expense. Communications and computer and software maintenance expense increased $2.8 million, or 23%, to $14.8 million for the three months ended September 30, 2005 from $12.0 million for three months ended September 30, 2004. Ongoing bandwidth upgrades to facilitate increased electronic trading volumes and expansion of electronic trading into Europe and Asia resulted in $2.0 million of this increase in communications expense. During the third quarter of 2005, the number of transactions we processed increased approximately 18%. In addition, we processed approximately 92% of total transactions electronically in the third quarter of 2005 compared with approximately 88% for the same period in 2004, which represented 69% and 61%, respectively, of total contracts traded. As a result, software, software maintenance and hardware maintenance increased $0.7 million during the third quarter of 2005 when compared with the same period in 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.7 million, or 27%, to $17.3 million for the three months ended September 30, 2005 from $13.6 million for the three months ended September 30, 2004. The increase was the result of depreciation and amortization of 2004 and 2005 asset acquisitions exceeding the depreciation and amortization of assets that have become fully depreciated or retired since October 1, 2004. Capital expenditures totaled $19.2 million for the third quarter of 2005 and $17.2 million for the same period in 2004. For these periods, technology-related purchases, defined as purchases of computers and related equipment, software, internally developed software, and costs associated with the build-out of our data centers, represented approximately 93% and 90%, respectively, of these purchases.

Marketing, Advertising and Public Relations Expense. Marketing, advertising and public relations expense increased $1.1 million, or 38%, to $4.0 million for the three months ended September 30, 2005 from $2.9 million for the three months ended September 30, 2004. The increase includes $0.4 million related to contributions for hurricane relief. The remaining increase is attributable primarily to increased foreign exchange product marketing, the launch of CME magazine, and efforts to achieve consistent branding across all products.

Other Expense. Other expense remained consistent with the prior year at $6.0 million for the three months ended September 30, 2005 and $6.1 million for the same period in 2004.

Income Tax Provision. We recorded a tax provision of $50.8 million for the three months ended September 30, 2005 compared with $40.5 million for the three months ended September 30, 2004. The effective tax rate was 39.6% for the third quarter of 2005, compared with 40.5% for the same period in 2004. An increase in tax-exempt income and the resolution of certain tax audit issues late in 2004 were the primary drivers for the decrease in the effective tax rate.

Recent Financial Accounting Standards Board Pronouncements

SFAS No. 123 (revised 2004), Share-Based Payment

At year-end 2002, we adopted the fair value method for expensing stock options under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which requires use of the fair value method of accounting for share-based payment transactions with employees. Under SFAS No. 123R, we will be required to estimate expected forfeitures of stock grants instead of our current practice of accounting for forfeitures as they occur. In addition, we will also begin to classify the excess tax benefits, if any, related to employee option exercises as financing activities rather than operating activities in our consolidated statements of cash flows. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We cannot estimate what those amounts will be in the future because they are dependent on, among other things, when employees exercise stock options. We plan to continue to use the Black-Scholes model, which we have used since adopting the fair value method, to determine the fair value of stock option grants. In April 2005, the U.S. Securities and Exchange Commission adopted a rule that amended the effective dates of SFAS No. 123R. Under this rule, SFAS No. 123R is now effective for public companies at the beginning of the first fiscal year that begins after June 15, 2005. We will adopt SFAS No. 123R effective January 1, 2006 and are currently evaluating the impact of adoption on our consolidated financial statements.

Liquidity and Capital Resources

Liquidity and Cash Management. Cash and cash equivalents totaled $585.7 million at September 30, 2005, compared with $357.6 million at December 31, 2004. The $228.1 million increase from December 31, 2004 to September 30, 2005 resulted primarily from cash generated by operations for the nine months ended September 30, 2005, retained primarily in the form of short-term investments that are included as cash equivalents. Also contributing to the increase was $56.4 million of proceeds from maturities of marketable securities and $9.4 million in proceeds from the exercise of stock options. Partially offsetting these increases was $62.3 million in purchases of property, net of trade-in allowances and proceeds from sales, and quarterly dividend payments that totaled $47.4 million. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, alternative investment choices, and any dividends paid.

Included in current and other assets are net deferred tax assets of $13.9 million and $10.8 million at September 30, 2005 and December 31, 2004, respectively. These net deferred tax assets result primarily from depreciation, stock-based compensation, and deferred compensation. There is no valuation reserve for these assets as we expect to fully realize their value in the future based on our expectation of future taxable income.

Historically, we have met our funding requirements from operations. If operations do not provide sufficient funds to meet capital expenditure requirements, short-term investments or marketable securities can be reduced to provide the needed funds or assets can be acquired through capital leases.

Sources and Uses of Cash. Net cash provided by operating activities was $273.6 million for the nine months ended September 30, 2005 and $227.4 million for the same period in 2004. The net cash provided by operations increased in the first nine months of 2005 primarily because of improved operating results. The net cash provided by operating activities exceeded our net income in the nine months ended September 30, 2005 by $43.0 million primarily because of expenses, such as depreciation and amortization of $48.1 million, which did not adversely affect our cash flow. In addition, we received tax benefits of $25.9 million related to employee option exercises in excess of our book expense associated with these options. This tax benefit reduced our income tax obligations for the nine months ended September 30, 2005. These increases were partially offset by an increase in accounts receivable of $28.3 million. Accounts receivable at the end of any period results primarily from the clearing and transaction fees billed in the last month of the reporting period as well as the receivable for the portion of transaction processing services that are billed on a quarterly basis. Clearing and transaction fees were $27.2 million greater in September 2005 than in December 2004.

Cash used in investing activities was $7.4 million for the nine months ended September 30, 2005 compared with $104.4 million for the nine months ended September 30, 2004. The decrease in cash used of $97.0 million was primarily due to the $99.2 million in purchases of marketable securities in the first nine months of 2004 that did not occur during the first nine months of 2005. The decision not to purchase securities during 2005 is influenced by prevailing interest rates and alternative investment choices. By comparison, in the first nine months of 2005, maturities totaled $56.4 million and only $49.4 million in the same period in 2004. Cash used to acquire and develop capital assets increased $13.3 million to $62.3 million for the first nine months of 2005 from $49.0 million for the same period in 2004.

Cash used in financing activities was $38.0 million for the nine months ended September 30, 2005 compared with $25.3 million for the nine months ended September 30, 2004. The increase was primarily due to the additional $21.2 million of dividends paid. Dividends totaled $47.4 million for the nine months ended September 30, 2005 compared with $26.2 million for the nine months ended September 30, 2004. The dividend for 2004 and 2005 was approximately 30% of prior year’s cash earnings. The increase resulted primarily from a year-over-year improvement in cash earnings, defined as net income excluding depreciation and amortization expense and tax-effected stock-based compensation expense, less capital expenditures. Partially offsetting this increased use of cash were the proceeds from stock option exercises, which increased $7.2 million to $9.4 million for the nine months ended September 30, 2005 from $2.2 million for the nine months ended September 30, 2004.

Debt Instruments. We maintain a secured committed $750 million line of credit with a consortium of banks. The credit agreement, which expired on October 14, 2005 and was subsequently renewed for one year, is collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, security deposit funds in IEF2 and performance bond deposits of the defaulting firm, if any. We have the option to increase the facility from $750 million to $1 billion. The agreement does not require the participating banks to comply with our request for an increase. The line of credit can only be drawn on to the extent it is collateralized. The amount held as available security deposit collateral at September 30, 2005 was $1.2 billion. The line of credit is available for use in certain situations, such as a disruption in the domestic payments system that would delay settlement between our exchange and our clearing firms or in the event of a clearing firm default. Effective March 1, 2005, the standby letter of credit for GFX Corporation, our wholly owned subsidiary that engages primarily in foreign exchange transactions, increased to $5.0 million from $2.5 million. In addition, as of September 30, 2005, we were contingently liable on irrevocable letters of credit totaling $112 million in connection with our mutual offset agreement with SGX.

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

Interest Rate Risk. Interest income from marketable securities, short-term cash investments and cash performance bonds and security deposits was $18.9 million in the first nine months of 2005 and $7.3 million for the same period in 2004. Our marketable securities experienced net unrealized losses of $2.1 million and $1.2 million during the nine months ended September 30, 2005 and 2004, respectively. There were no realized gains or losses in either period. At September 30, 2005, we owned marketable securities with a fair value of $242.1 million.

Expected maturities and interest coupon rates for fixed rate marketable securities at September 30, 2005 were as follows (dollars in thousands):

Year	Principal Cash Flows	Weighted Average Interest Rate
2005	$18,819	2.82%
2006	73,571	3.82
2007	72,317	4.35
2008	80,410	2.34

Total	$245,117	3.41

Fair Value	$242,146

The 2008 expected maturities include $26.7 million in principal amount of zero coupon marketable securities. Excluding zero coupon securities, the 2008 weighted average interest rate would be 3.51%.

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

Derivatives Trading Risk. GFX engages primarily in the purchase and sale of our foreign exchange futures contracts on CME Globex to provide additional liquidity in these products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit market risk. Any potential impact on the earnings of GFX from a change in foreign exchange rates would not be significant. GFX also engaged in purchases and sales of CME Eurodollar futures contracts on CME Globex during the first six months of 2004. At the end of the second quarter of 2004, it was determined that GFX’s participation in electronic trading of CME Eurodollars was no longer necessary for liquidity purposes. Net position limits are established for each trader and totaled $12.0 million in aggregate notional value as of September 30, 2005.

At September 30, 2005, GFX held futures positions with a notional value of $99.7 million, offset by a similar amount of spot foreign exchange positions. The notional value of futures positions at September 30, 2004 totaled $99.0 million. All positions are marked to market on a daily basis, with the resulting charge or credit reflected in other revenue. Net trading gains were $5.9 million for the nine months ended September 30, 2005 and $5.6 million for the nine months ended September 30, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 3, 2004, McGraw-Hill Companies, Inc. filed suit against CME in the Southern District of New York seeking declaratory and injunctive relief relating to the scope and proper interpretation of the 1997 License Agreement under which we trade various products based on S&P indexes. McGraw-Hill claimed that statements about a launch by CME of a variance product based on an S&P index amounted to a threatened breach of contract, misappropriation, federal trademark infringement and unfair competition, federal and state trademark dilution, common law trademark infringement, and common law unfair competition. McGraw-Hill sought unspecified damages in addition to an injunction. On September 20, 2004, CME filed its answer and counterclaims against McGraw-Hill, including claims for injunctive relief, breach of contract and unspecified damages. CME also named the Chicago Board Options Exchange and CBOE Futures Exchange, LLC as additional parties and sought injunctive relief and punitive damages for tortious interference with contractual and prospective business relations and misappropriation. Effective as of September 20, 2005, the parties agreed not to restore this litigation, which was closed by the court on June 24, 2005.

On October 14, 2003, the U.S. Futures Exchange, L.L.C., or Eurex U.S., and U.S. Exchange Holdings, Inc., filed suit against the CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that the CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. On December 12, 2003, the CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. On September 2, 2004, the judge granted the CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. On March 25, 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. On June 6, 2005, CME and the CBOT filed a motion to dismiss the complaint. On August 25, 2005, the judge denied the joint CME/CBOT motion to dismiss. We continue to believe that, based on our investigation to date and advice from legal counsel, this suit is without merit, and we intend to vigorously defend against these charges.

In November 2002, a former employee filed a complaint against CME in the Circuit Court of Cook County, Illinois seeking in excess of $3 million in damages, which was subsequently amended to allege common law claims of retaliatory discharge. On November 19, 2004, the court granted CME’s motion to dismiss for failure to state a claim, with prejudice, and found that it was a final ruling for purposes of appeal. In February 2005, the former employee appealed the decision, which appeal is pending. In June 2003, the former employee filed a complaint in the United States District Court for the Northern District of Illinois alleging that his employment was terminated because of his race in violation of Title VII, and that his employment termination violated Section 1981 (which prohibits discrimination in making and enforcing contracts). In this matter, the individual seeks reinstatement, back pay and benefits, punitive damages in the amount of $2 million, plus actual damages to be determined at trial. CME asserted three counterclaims for breach of fiduciary duty, unlawful destruction of personal property and conversion. On September 21, 2005, the District Court granted CME’s motion for summary judgment in substantial part and dismissed the Title VII claim and granted CME’s counterclaims for conversion and replevin. CME’s other counterclaims and claim for punitive damages remain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	—	—	—	—
August 1 to August 31	48	$296.19	—	—
September 1 to September 30	—	—	—	—
Total	48	$296.19	—	—

All of the share amounts set forth in the above table represent shares of the Company’s Class A common stock that were surrendered to the Company in order to fulfill tax withholding obligations of an employee upon the vesting of restricted stock on August 6, 2005.

Item 6. Exhibits

4.1	Second Amendment to Rights Agreement, dated as of October 26, 2005, by and between Chicago Mercantile Exchange Holdings Inc. and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on October 27, 2005).

10.1*	License Agreement, effective as of September 20, 2005, by and between Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc.

10.2	Credit Agreement, dated as October 14, 2005, among Chicago Mercantile Exchange Inc. and each of the banks named party thereto and the Bank of New York, as collateral agent (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on October 19, 2005).

10.3	Agreement between Chicago Mercantile Exchange Holdings Inc. and Leo Melamed.

10.4	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Jack Sandner, dated October 10, 2005.

31.1	Section 302 Certification—Craig S. Donohue, Chief Executive Officer.

31.2	Section 302 Certification—James E. Parisi, Managing Director and Chief Financial Officer.

32.1	Section 906 Certification.

99.1	Certain Factors That May Affect Our Business.

*	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
(Registrant)

Dated: November 4, 2005	By:	/S/ JAMES E. PARISI
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer