Form 10-K
period 2005-12-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2006-03-06
CIK 1156375

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $10.1 billion (based on the closing price per share of Chicago Mercantile Exchange Holdings Inc. Class A common stock on the New York Stock Exchange on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 17, 2006 was as follows: 34,595,042 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2005	Part II

Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders	Parts II and III

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

PART I

In this Annual Report on Form 10-K, we refer to Chicago Mercantile Exchange Holdings Inc. as “CME Holdings” and to Chicago Mercantile Exchange Inc. as “CME.” The terms “we,” “us” and “our” refer to CME Holdings and its subsidiaries.

TRAKRS, Total Return Asset Contracts, are exchange-traded, non-traditional futures contracts designed to provide market exposure to various market-based indexes which trade electronically on the CME Globex electronic platform. Clearing and transaction fees on these products are minimal relative to other CME products. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude our TRAKRS products.

CME Economic Derivatives are options and forwards geared to seven key U.S. and European economic indicators that trade in an auction format. Clearing and transaction fees on these products are based on notional values rather than volume and are minimal relative to other CME products. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude these products.

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. For example, these “forward-looking statements” are included in this Annual Report on Form 10-K in “Item 1A. Risk Factors” and in Exhibit 13.1, among other places. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that might affect our performance are:

•	increasing competition by foreign and domestic competitors, including new entrants into our markets;

•	our ability to keep pace with rapid technological developments, including our ability to complete the development and implementation of the enhanced functionality required by our customers;

•	our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and our ability to maintain the competitiveness of our existing products and services;

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to continue to realize the benefits of our transaction processing agreement with the Chicago Board of Trade;

•	our ability to maintain existing customers and attract new ones;

•	our ability to expand and offer our products in foreign jurisdictions;

•	changes in domestic and foreign regulations;

•	changes in government policy, including policies relating to common or directed clearing;

•	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to generate revenue from our market data that may be reduced or eliminated by the growth of electronic trading;

•	changes in our rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure;

•	the ability of our financial safeguards package to adequately protect us from the credit risks of our clearing members;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

•	economic, political and market conditions;

•	our ability to accommodate increases in trading volume without failure or degradation of performance of our systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax on futures and options on futures transactions; and

•	seasonality of the futures business.

For a detailed discussion of these and other factors that might affect our performance, see the section of this Annual Report on Form 10-K entitled “Item 1A. Risk Factors.”

Chicago Mercantile Exchange, our globe logo, CME®, CME Alternative MarketplaceTM, CME Auction Markets TM, CME Economic Derivatives TM, CME® Globex®, International Monetary Market®, IEF®, IMM®, IOM®, Growth and Emerging Markets®, GEM®, SPAN® and Globex Trader® are our registered trademarks. CME E-mini TM is our service mark. CLEARING 21® and

e-miNYsm are trademarks of CME and New York Mercantile Exchange, Inc., or NYMEX.

NASDAQ-100®, NASDAQ Biotechnology Index®, NASDAQ Composite®, NASDAQ Composite Index®, Nikkei TM, Nikkei 225 TM, Russell 1000®, Russell 2000®, “Standard & Poor’s®”, “S&P 500®”, “S&P®”, “S&P MidCap 400®”, “S&P Asia 50®”, TRAKRS®, MSCI® and EAFE® and other trade names, service marks, trademarks and registered trademarks are the property of their respective owners and are used herein under license.

ITEM 1.	BUSINESS

General

We are the largest futures exchange in the United States for the trading of futures contracts and options on futures contracts, often called derivatives, as measured by 2005 annual trading volume. For the first time ever, the yearly trading volume of our products surpassed one billion contracts. We posted record trading volume of 1.0 billion contracts in 2005, an increase of 33% over 2004, which was previously our busiest year. In 2005, our customers, who include our members, traded futures contracts and options on futures contracts with an underlying value of $638 trillion, making us the world’s largest exchange by this measure. We also have the largest futures and options on futures open interest of any futures exchange in the world. As of December 31, 2005, our open interest record was 39.3 million contracts set on December 15, 2005. Open interest is the number of outstanding contracts at the close of the trading day at the exchange and is a leading indicator of liquidity. Liquidity of markets, or the ability of a market to quickly and efficiently absorb the execution of large purchases or sales, is a key to attracting customers and contributing to a market’s success.

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

Our products provide a means for hedging, speculation and asset allocation relating to the risks associated with interest rate sensitive instruments, equity ownership, changes in the value of foreign currency and changes in the prices of commodities. Our customer base includes professional traders, financial institutions, institutional and individual investors, major corporations, manufacturers, producers, supranational entities and governments.

As a marketplace for global risk management, our exchange brings together buyers and sellers of derivatives products, which trade on our CME Globex electronic trading platform, on our trading floors through open outcry and via privately negotiated transactions that we clear. We offer market participants the opportunity to trade futures contracts and options on futures contracts on interest rates, equities, foreign exchange, commodities and alternative investments. Our key products include CME Eurodollar contracts and contracts based on major U.S. stock indexes, including the S&P 500 and the NASDAQ-100. We also offer contracts for the principal foreign currencies and for a number of commodity products, including cattle, hogs and dairy. We believe several of our key products serve as global financial benchmarks. For example, our CME Eurodollar futures contract provides a benchmark for measuring the relative value of U.S. dollar-denominated, short-term fixed-income securities. Similarly, our S&P 500 and NASDAQ-100 index contracts are closely linked to the benchmark indexes for U.S. equity market performance.

We own our clearing house, which is the largest derivatives clearing operation in the world for futures and options on futures, and we clear, settle and guarantee every contract traded through our exchange. As a result of our agreement to provide clearing and related services to the Chicago Board of Trade, or the CBOT, we now clear approximately 90% of all futures contracts and options on futures contracts in the United States. Our systems are scalable and give us the ability to increase our capacity with little lead time. Our goal is to design our systems to handle at least one and half times our historical peak transactions. On August 31, 2005, we processed a record of approximately 2.4 million transactions. As of December 31, 2005, we acted as custodian for approximately $45.8 billion in performance bond collateral, including approximately $3.2 billion in deposits for non-CME products. In 2005, we moved an average of $1.7 billion of settlement funds through our clearing system each day. In addition, 52 exchanges and clearing organizations worldwide have adopted our SPAN risk evaluation system, which is used to determine the appropriate performance bond requirements for trading portfolios.

CME was founded in 1898 as a not-for-profit corporation. In November 2000, we demutualized and became a shareholder-owned corporation. As a consequence, we adopted a for-profit approach to our business, including strategic initiatives aimed at optimizing volume, efficiency and liquidity. In December 2002, CME Holdings completed its initial public offering of its Class A common stock and became the first U.S. financial exchange to be publicly traded.

We have a history of innovation in our industry. In the 1960s, we introduced the first livestock futures contract that resulted in the physical delivery of live cattle. In 1972, we introduced the world’s first financial futures contracts when we launched seven foreign exchange futures contracts. That innovation fundamentally changed the nature and scope of futures markets, transforming them from agricultural hedging mechanisms to hedging and risk management markets for financial instruments and financial risks. We also developed the first cash-settled futures in 1981 with the introduction of CME Eurodollar futures, which is one of the world’s most actively traded futures contracts. Cash settlement also enabled us to introduce in 1982 the first successful stock index futures contract, the S&P 500. In 1987, we pioneered the concept of global electronic trading of derivatives contracts, and we subsequently launched the CME Globex electronic trading platform in 1992. Today, most of our products trade electronically, as well as on our open outcry trading floors. In 1997, we introduced the first of the CME E-mini stock index products, which are smaller-sized electronically traded versions of our benchmark stock index futures contracts. In April 2003, we entered into an agreement with the CBOT to provide clearing and related services for CBOT futures contracts and options on futures contracts.

We offer an innovative and diverse product line. For example, in 2005, we expanded our product offerings to include: options on our E-mini Russell 2000 futures contracts; cash-settled butter futures, our first electronically traded, cash-settled dairy futures contract; ethanol futures, our first electronic energy contract; and CME Economic Derivatives, which are products based on economic data that trade in CME Auction Markets. In 2006, we also announced plans to launch futures on the S&P Asia 50 Index, the only pan-Asian equity index; E-mini futures on the MSCI EAFE Index, the preeminent benchmark for measuring international stock market performance; and futures based on ten of the Case Shiller Indexes, representing movements in housing price values.

Trading on our open outcry trading floors is conducted exclusively by our members. Our members are individual traders, as well as most of the world’s largest banks, brokerages and investment houses. Prior to the introduction of our electronic trading platform, our members traded only on our open outcry trading floors and through privately negotiated transactions. Today, our members are able to conduct trading on our open outcry trading floors, electronically on the CME Globex platform and through privately negotiated transactions that we clear. In 2005, our members were responsible for nearly 79% of our total trading volume.

Prior to our demutualization, direct access to our markets, whether on our open outcry trading floors or through the CME Globex platform, was limited to members and those with an exchange permit who met specified qualifications. In connection with our demutualization, we opened access to our markets by allowing unlimited, direct access to the CME Globex platform for all market participants. Today, any individual or institutional customer guaranteed by a clearing firm is able to obtain direct access to the CME Globex platform. As a result of the increased access to our markets, all market participants now have the ability to view bids and offers in the market. Generally, member customers are charged lower fees than our non-member customers. Certain of our customers benefit from volume discounts and limits on fees as part of our effort to encourage increased liquidity in our markets. In 2005, volume on the CME Globex electronic trading platform represented 70% of our trading volume compared with 57% in 2004.

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

Highly Liquid Markets. The liquidity in our markets is a key factor in attracting and retaining customers. We have the largest open interest of any futures exchange in the world. As of December 31, 2005, our open interest record was 39.3 million contracts set on December 15, 2005. During 2005, we posted record trading volume of 1.0 billion contracts, an increase of 33% over 2004, making us the largest exchange in the United States and the second largest in the world for the trading of futures contracts and options on futures contracts during that period.

Global Benchmark Products. We believe our key products serve as global benchmarks for valuing and managing risk. Our CME Eurodollar futures contract serves as a global benchmark for measuring the relative value of U.S. dollar-denominated short-term, fixed-income securities. Similarly, the S&P 500, NASDAQ-100 and Russell indexes are considered primary tools for benchmarking investment performance against U.S. equity market exposure. Our S&P 500, NASDAQ-100 and Russell index contracts, which are based on these benchmarks, are recognized by our customers as efficient tools for managing and hedging their equity risks.

Diverse Portfolio of Products and Services. We differentiate ourselves from our competitors by developing and offering to our customers a diverse array of products, as well as a broad range of trade execution and clearing services. We have a long history of developing innovative products based on interest rates, equities, foreign exchange and commodities designed to appeal to institutional and individual customers. We offer both open outcry auction trading and electronic order-matching services, and we provide facilities to clear privately negotiated transactions. Our markets provide important risk management tools to our customers, which include leading global and financial institutions. We work closely with our customers to create markets and products that meet their needs. These relationships help us to anticipate and lead industry changes.

Wholly Owned Clearing House. We own our clearing house, which clears, settles and guarantees every contract traded through our exchange, and futures and options on futures contracts traded through the CBOT. Our scalable systems give us the ability to further increase our capacity with little lead time. Our goal is to design our systems to handle at least one and half times our historical peak transactions. On August 31, 2005, we processed a record of approximately 2.4 million transactions. In January 2004, we fully implemented our agreement with the CBOT to provide clearing and related services for CBOT futures contracts and options on futures contracts. In 2005, our clearing house cleared an average of 7.0 million contracts daily and 1.8 billion contracts overall. As of December 31, 2005, we acted as custodian for approximately $45.8 billion in performance bond collateral, including approximately $3.2 billion in deposits for non-CME products, and, in 2005, moved an average of $1.7 billion of settlement funds through our clearing system each day. We believe our performance guarantee is a major attraction to our markets, particularly compared to the over-the-counter, or OTC, markets, because it substantially reduces counterparty risk. Our clearing system permits more efficient use of capital for our customers by allowing netting of long and short positions in a single type of contract and providing risk offset and cross-margining arrangements with several other leading clearing houses. In addition, ownership of our clearing house enables us to more quickly and efficiently bring new products to market through coordination of our clearing functions with our product development, technology, market regulation and other risk management activities. Our goal is to design our system to service historical peak volumes, provide clearing services to the CBOT and other exchanges and clear new products with high volume potential.

Proven and Scalable Technology. We believe our ability to use technology effectively has been a key factor in the successful development of our business. As a result of significant investments in our technology asset base, we possess fast, reliable and fully integrated trading and clearing systems. Our goal is to design our highly scalable systems to accommodate additional products with relatively limited modifications and low incremental costs. The core components of our system infrastructure for trading, clearing and risk management are becoming widely adopted throughout the futures industry, resulting in common interfaces and efficiencies for intermediaries and customers. For example, our CME SPAN risk evaluation system has been adopted by 52 exchanges and clearing organizations worldwide.

Global Reach. Globalization of financial markets is expanding the customer base for futures products beyond traditional boundaries. Our electronic trading services, which are available nearly 24 hours a day and five days per week, position us to take advantage of this development. In addition, in 2005, we expanded our telecommunications capacity with the addition of a hub in Singapore similar to our other seven hubs previously established in Europe. These hubs reduce connectivity costs and house direct electronic connections between the foreign customer and CME Globex, our electronic trading platform. We also introduced incentive programs for certain types of customers in Europe, Asia and other emerging regions such as India, South Africa, Poland, Russia and Israel. These programs have fueled our global expansion by attracting new customers to our products and markets worldwide. We now have direct customer access to our exchange in over 70 countries.

Growth Strategy

Globalization, deregulation and advances in technology offer significant opportunities for expanding futures markets, and exchange markets generally. We intend to increase our trading volumes, revenues and profitability by capitalizing on these opportunities through implementation of the following four strategies:

•	expand our current core business;

•	add new products;

•	provide processing services and other business services to third parties; and

•	pursue select alliances and acquisitions.

Expand Our Current Core Business. We intend to advance our position as a leader in the futures industry by expanding customer access to our markets and services, offering additional trade execution choices and enhancing our market data and information products.

•	Expand Customer Access. We continue to expand our customer base and increase our trading volume by broadening the access, order routing, trading and clearing solutions we offer to existing and prospective customers. We were the first U.S. exchange to allow all customers to view the book of prices, where they can see at least the five best bids and offers in the central limit order book and directly execute transactions in our electronically traded products. This expanded access further increases the transparency of our markets by giving our customers valuable trading information. We provide our customers with flexibility to access our markets in the most cost-effective manner for them. For example, with the addition of our newest telecommunications hub in Singapore, we now have eight hubs that improve access and reduce connectivity costs for our current and potential international customers. We also provide front-end trading terminal software solutions for a fee, including a cost-efficient, Web-based virtual private network solution for our lower volume customers, which we call CME Globex Trader. We are also seeking to increase the number of independent software vendors that offer interfaces to our systems. Increasing the number of these vendor relationships will enable us to access a broader network of customers. We also plan to expand our reach by attracting new distribution channel partners with the capacity to reach large numbers of non-traditional futures customers.

•

Expand Electronic and Other Trading Venues. Our strategy is to offer our customers a broad range of trade execution choices, including increased electronic functionality, enhanced facilities for privately negotiated transactions and an open outcry environment. We believe offering multiple execution alternatives enables us to attract new customers and increase our overall volume. We offer daytime electronic trading in most of our major product lines. We traded 730 million contracts electronically on our CME Globex platform in 2005, an increase of 62% over the total electronic trading volume in 2004 of 452 million contracts. In 2005, we integrated our enhanced options system for trading CME Eurodollar options into our CME Globex electronic trading platform. This enhanced functionality is designed to facilitate trading of complex combination and spread trades typically used with short-term interest rate options on futures, within a fully transparent and competitive execution environment. We plan to increase this functionality to include trading of other options contracts. In 2005, we also added mass quoting functionality and new market maker programs to increase the liquidity of our options market. In 2005, electronic trading in our options contracts increased to 11.7 million contracts from 2.6 million in 2004.

•	Enhance Our Market Data and Information Products. Our markets generate valuable information regarding prices and trading activity in our products. We intend to leverage the value of our market data and information capabilities by developing enhancements to our existing information products and creating new products. Revenues from the sale of our market data were $71.7 million and $60.9 million during 2005 and 2004, respectively. We sell our market data, which includes information about bids, offers and trade size, to resellers of our data, as well as banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, other financial services companies and individual investors.

Add New Products. We develop new products and product line extensions based on research and development in collaboration with our customers. In 2005, we launched Eurozone HICP futures, European style options on CME Euro FX futures and CME Japanese yen futures, options on our CME E-mini Russell 2000 futures and futures on three of the largest and most actively traded exchange funds in the United States. We also added electronic versions of yen- and dollar-denominated Nikkei products.

Provide Processing Services and Other Business Services to Third Parties. We intend to leverage our existing capacity, scalable technology and business processes to provide a broad range of services to other exchanges, clearing organizations and OTC markets. We intend to offer services, including clearing and settlement processing and risk management, market structuring, product structuring and trade execution platforms. We believe we can differentiate ourselves from our competitors by offering some or all of these services on a cost-effective basis in combination with the potential to access our broad distribution, customer base and experienced liquidity providers. Users of our clearing services also have the potential to gain substantial capital and collateral efficiencies for their clearing firms. In January 2004, we fully implemented our agreement with the CBOT to provide clearing and related services for CBOT futures and options on futures contracts. The arrangement provides clearing firms and customers with the potential to gain operational, performance bond and capital efficiencies, as well as a combined risk capital pool and other expected cost savings. As a result of our agreement with the CBOT, our clearing house is the largest derivatives clearing operation for futures and options on futures in the world and we now clear approximately 90% of all futures contracts and options on futures contracts traded in the United States. In 2005, we cleared 675 million contracts for the CBOT. Open interest for CBOT contracts was 10.3 million contracts as of December 31, 2005.

Pursue Select Alliances and Acquisitions. We plan to supplement our internal growth through the formation of joint ventures or alliances and select acquisitions of businesses or technologies. We will seek alliances and acquisitions that help us to enter new markets, provide services that we currently do not offer, open access to our markets or advance our technology. For example, in 2005, we partnered with Goldman Sachs to launch CME Economic Derivatives. CME Economic Derivatives are options and forwards geared to seven key U.S. and European economic indicators that allow market participants to either hedge or take market risk directly associated with the release of economic indicators, including U.S. initial jobless claims. These products currently trade in CME Auction Markets. We plan to make them available on our CME Globex platform in 2006.

Products

Our broad range of products includes futures contracts and options on futures contracts based on interest rates, equities, foreign exchange, commodities and alternative investments. Our products are traded through our open outcry auction markets, through the CME Globex electronic trading platform or in privately negotiated transactions that we clear. For the year ended December 31, 2005, we derived $696.2 million, or 76% of our net revenues, from fees associated with trading and clearing our products. These fees include per contract charges for trade execution, clearing and CME Globex fees. Fees are charged at various rates based on the product traded, the method of trade and the exchange trading privileges of the customer making the trade. Generally, members are charged lower fees than non-members. Certain of our customers benefit from volume discounts and limits on fees as part of our effort to encourage increased liquidity in our markets. Our markets also generate valuable data and information regarding pricing and trading activity in our products. We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers.

The following table shows the average daily volume of contracts traded in our four principal product lines for the years ended December 31, 2005, 2004 and 2003.

		Average Daily Contract Volume Per Product Line
CME Product Line	Principal Underlying Instruments	2005	2004	2003
		(in thousands)
Interest Rates	Eurodollar, LIBOR, Euroyen	2,380	1,705	1,234
Equities	S&P 500, NASDAQ-100, S&P MidCap 400, Nikkei 225, Russell 1000 and Russell 2000 indexes	1,394	1,164	1,057
Foreign Exchange	Euro, Japanese yen, British pound, Swiss franc, Canadian dollar	334	202	135
Commodities	Cattle, hogs, pork bellies, lumber, dairy	50	40	35

Interest Rate Products. CME interest rate products enable banks and other financial institutions worldwide to hedge interest rate risks, and in turn help to reduce the overall cost of borrowing and financing. Our interest rate products include our global benchmark CME Eurodollar futures contract. Eurodollars are U.S. dollar bank deposits outside the United States. Eurodollar futures contracts are short-term interest rate products and constitute one of the most successful products in our industry and one of the most actively traded interest rate futures contracts in the world. Open interest in CME Eurodollar futures contracts and options on futures contracts traded on our exchange was 25 million contracts as of December 31, 2005, representing a notional value of $25 trillion. We also trade contracts based on other short-term interest rates, such as one-month LIBOR, which stands for the London Interbank Offered Rate, and Euroyen. Interest rate products represented 57% of our trading volume during 2005, an average of 2.4 million contracts per day.

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

We continue to develop and implement new electronic functionality to accommodate trading strategies required for electronic trading of Eurodollar contracts. In 2005, we integrated our enhanced options system for trading CME Eurodollar options into our CME Globex electronic trading platform. This enhanced functionality is designed to facilitate trading of complex combination and spread trades typically used with short-term interest rate options on futures, within a fully transparent and competitive execution environment. In 2005, average daily volume of CME Eurodollars traded electronically increased to 1.3 million contracts from 593,000 in 2004. On September 22, 2005, we had record electronic trading in CME Eurodollar options with over 148,000 contracts trading on CME Globex. We intend to continue to introduce functionality that will accommodate other complex trading strategies electronically.

We intend to increase our revenues from our interest rate product line by optimizing pricing of existing products, introducing new products to increase our trading volume and enhancing the functionality of our CME Globex electronic platform to increase the electronic trading volume of our options on futures contracts. We have been active in adopting new policies and practices that are closely aligned with customer demand and designed to promote enhanced market penetration.

Equity Products. Our equity products permit investors to obtain exposure, for hedging or speculative purposes, to a change in the weighting of one or more equity market sectors more efficiently than by buying or selling the underlying securities. By allowing investors to effectively manage stock market risks, CME equity products increase investor confidence and overall participation in these important markets. We offer trading in futures contracts based upon the S&P 500 Index, NASDAQ-100 Index, certain Russell indexes and other small-, medium- and large-capitalization domestic indexes and indexes on foreign equity markets. Based on currently available data from the Futures Industry Association, our market share in all U.S. listed equity futures was approximately 92%, based on the number of contracts traded. Our total trading volume for equity products rose 19% in 2005, to 351 million contracts, from 294 million contracts in 2004. Trading in these products represented 34% of our total trading volume during 2005, an average of nearly 1.4 million contracts per day.

We have a license agreement with Standard & Poor’s Corporation to use certain S&P stock indexes and the related intellectual property. The license is exclusive through December 31, 2016 and non-exclusive through December 31, 2017 with some exceptions. We also have a license agreement with The Nasdaq Stock Market, Inc., or NASDAQ, that allows us to offer futures and options on futures contracts based on the NASDAQ-100 and the NASDAQ Composite indexes exclusively until October 2012 and based on the NASDAQ Biotechnology index provided certain performance criteria are met. For a more detailed discussion of these license agreements, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Licensing Agreements.” In 2005, 89% of our equity products trading volume was based on the S&P 500 Index and the NASDAQ-100 Index.

In addition to contracts based on the S&P 500 and NASDAQ-100 indexes, we also offer equity futures and options on futures contracts based on other equity indexes, including the Russell 1000 and Russell 2000. We also offer eight TRAKRS contracts. TRAKRS are a series of non-traditional futures contracts developed with Merrill Lynch & Co., Inc. and licensed exclusively to us for North America, and are the first broad-based index products traded on a U.S. futures exchange that can be sold by securities brokers. TRAKRS are designed to enable customers to track an index of stocks, bonds, currencies or other financial instruments.

We believe the variety of our equity futures products appeals to a broad group of equity investors. These investors include public and private pension funds, investment companies, mutual funds, insurance companies and other financial services companies that benchmark their investment performance to different segments of the equity markets.

We also offer E-mini contracts, which trade exclusively on our electronic CME Globex platform and are one-fifth the size of their standard counterparts. These products are designed to address the growing demand for equity derivatives and electronically traded products from individual traders and small institutions. Trading volumes in these products have grown rapidly, achieving new volume and open interest records during 2005 and 2004. This growth is attributable to the benefits of equity futures and electronic market access. In 2005, we offered eight E-mini futures and options on futures contracts, including our most active E-mini S&P 500 and E-mini NASDAQ-100 futures contracts. In 2006, we launched our E-mini S&P Asia 50 futures contract and plan to launch
E-mini MSCI EAFE futures contracts in the first quarter of 2006.

We believe our leading market position in equity index products is a result of the liquidity of our markets, the status of the S&P 500 and the NASDAQ-100 indexes as two of the principal U.S. financial standards for benchmarking stock market returns, and the appeal to investors and traders of our E-mini products and our CME Globex platform. We believe future growth in our equity products will come from the introduction of electronically traded options on our existing equity index products, including our
E-minis, expanding customer access to our electronic markets, enhancing the functionality of our CME Globex electronic platform to increase the electronic trading volume of our options on futures contracts as well as further educating the marketplace on the benefits of these products.

Foreign Exchange Products. We became the first exchange to introduce financial futures when we launched foreign exchange futures in 1972. Providing large and small companies with a tool to hedge foreign currency risk helps facilitate cross-border trade and commerce and reduces risk to profitability. Institutions such as banks, hedge funds, commodity trading advisors, corporations and individuals use these products to manage their risks associated with, or speculate on, fluctuations in foreign exchange rates. Our foreign exchange products include futures based on the euro, Japanese yen, British pound, Swiss franc, Canadian dollar, Mexican peso, Australian dollar, Brazilian real, New Zealand dollar and South African rand, and represented nearly 8% of our trading volume in 2005, an average of 334,000 contracts per day.

Our total foreign exchange trading volume increased 65% during 2005 from 2004. We have increased the volume of this product line by expanding the distribution of our foreign exchange products matched through the CME Globex platform and by establishing incentive programs to increase volume and liquidity. In 2005, electronically traded foreign exchange futures volume increased 100% over 2004, from 34.0 million contracts to 68.1 million contracts. Open outcry trading decreased 20%, from 9.9 million contracts in 2004 to 7.9 million contracts in 2005.

We expect the growth in our foreign exchange product line to continue to come from increased electronic trading on our CME Globex platform which provides a transparent central limit order book, speed, anonymity and central party clearing benefits. We also expect increased trading from customers outside of the United States, including increased trading through our telecommunications hubs.

Commodity Products. CME commodity products help establish benchmark prices and play an important role in risk management for the agricultural community. These products provide hedging tools for our customers who deal in tangible physical commodities, including agricultural producers of commodities and food processors. Commodity products were our only products when our exchange first opened for business. We have maintained a strong franchise in our commodity products, including futures contracts based on cattle, hogs, pork bellies, lumber and dairy products. Commodity products accounted for 1% of our trading volume during 2005, an average of more than 49,600 contracts per day and an increase of 23% from 2004. On January 11, 2006, we had our highest volume day ever with 140,000 contracts traded. Our commodity products are traded through our open outcry and electronic trading execution facilities and through privately negotiated transactions.

We continue to execute our strategy of growing our customer base and providing side-by-side access to our commodity markets. We believe the changing perception of commodities as an asset class provides an opportunity for growth in our markets.

Market Data and Information Products. Our markets generate valuable information regarding prices and trading activity in our products. The market data we supply is central to trading activity in our products and to trading activity in related cash and derivatives markets. We sell our market data, which includes information about bids, offers, trades and trade size, to banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, individual investors and other financial services companies or organizations that use our markets or monitor general economic conditions. We distribute our market data directly to our electronic trading customers as part of their access to our markets through our electronic facilities. We also distribute market data via dedicated networks to approximately 262 worldwide quote vendors who consolidate our market data with that from other exchanges, other third party data providers and news services, and then resell their consolidated data. As of December 31, 2005, we displayed our data on approximately 179,000 devices. Revenues from market data products totaled $71.7 million, or 8% of our net revenues, in 2005.

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

CME Product	Open Outcry	CME Globex Daytime	CME Globex Nighttime	Privately Negotiated Transactions
Eurodollar	☒	☒	☒	☒
Standard S&P 500	☒	—	☒	☒
Standard NASDAQ-100	☒	—	☒	☒
E-mini S&P 500	—	☒	☒	—
E-mini NASDAQ-100	—	☒	☒	—
Foreign Exchange	☒	☒	☒	☒
Commodity	☒	☒	☒	☒

Open Outcry Trading. Open outcry trading represented 29% of our total trading volume in 2005. The trading floors are the centralized meeting place for floor traders and floor brokers representing customer orders to trade contracts. The trading floors, covering approximately 70,000 square feet, have tiered booths surrounding the pits from which clearing firm personnel can communicate with customers regarding current market activity and prices and receive orders either electronically or by telephone. In addition, our trading floors display current market information and news on electronic wallboards hung above the pits. During 2005, approximately 21% of our clearing and transaction fees revenue was derived from open outcry trading.

CME Globex Electronic Trading Platform. The CME Globex electronic trading platform maintains an electronic, centralized order book and trade execution algorithm for futures contracts and options on futures contracts and allows users to enter orders directly into the order book. Initially, our electronic trading platform was used to offer our products to customers after the close of our regular daytime trading sessions. Today, however, we trade some of our most successful products on the CME Globex platform nearly 24 hours a day, five days a week. In 2005, 70% of our trading volume was executed using CME Globex, compared with 57% in 2004. Electronic trading volume has increased from 35 million contracts in 2000 to 730 million contracts in 2005. During 2005, approximately 73% of our clearing and transaction fees revenue was derived from electronic trading. On September 1, 2005, CME Globex volume set a new single-day record of 6.9 million contracts traded.

Privately Negotiated Transactions. In addition to offering traditional open outcry and electronic trading through the CME Globex platform, we permit qualified customers to trade our products by entering into privately negotiated transactions, which are reported and included in the market data we distribute. We also clear, settle and guarantee these transactions through our clearing house. Some market participants value privately negotiated transactions as a way to ensure that large transactions can be completed at a single price or in a single transaction while preserving their ability to effectively complete a hedging, risk management or other trading strategy. During 2005, approximately 6% of our clearing and transaction fees revenue was derived from this type of trading.

Clearing

We operate our own clearing house that clears, settles and guarantees the performance of all transactions matched through our execution facilities and futures contracts and options on futures contracts traded through the CBOT. In 2005, our clearing house cleared an average of 7.0 million contracts daily and 1.8 billion contracts overall. Many derivatives exchanges do not provide clearing services for trades matched through their execution facilities, relying instead on outside clearing houses to provide these services. Ownership and control of our own clearing house enables us to capture the revenue associated with both the trading and clearing of our products. This is particularly important for trade execution alternatives such as privately negotiated block trades, where we can derive a higher clearing fee for each contract traded compared to other trades. By owning our clearing house, we also control the cost structure and the technology development cycle for our clearing services. It also helps us manage our new product initiatives without being dependent on an outside entity. We believe having an integrated clearing function provides significant competitive advantages. Additionally, owning our own clearing house allows us to generate additional revenue by providing clearing services to other exchanges, such as the CBOT.

On August 31, 2005, we processed a record of approximately 2.4 million transactions. We maintain the largest futures and options on futures open interest of any exchange in the world. As of December 31, 2005, our open interest stood at 30.1 million contracts and our open interest record was 39.3 million contracts set on December 15, 2005. As of December 31, 2005, we acted as custodian for approximately $45.8 billion in performance bond collateral deposited by our clearing firms and, during 2005, we moved an average of approximately $1.7 billion a day in settlement funds through our clearing system. In addition, our clearing house guarantees the performance of our contracts with a financial safeguards package of approximately $4.1 billion.

In January 2004, we fully implemented our arrangement with the CBOT for us to provide clearing and transaction processing services. In providing these services to the CBOT, our clearing house clears, settles and guarantees all CBOT transactions, using the full resources of our clearing processes and financial safeguards package. Open interest in CBOT products cleared by our clearing house on December 31, 2005 was 10.3 million contracts.

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

Transaction Processing and Position Management. We developed a state-of-the-art clearing system, CLEARING 21, in conjunction with NYMEX, to provide high quality clearing services. This system processes reported trades and positions on a real-time basis, providing users with instantaneous information on trades, positions and risk exposure. CLEARING 21 is able to process trades in futures and options products, securities and cash instruments. CLEARING 21 can also support complex new product types, including combinations, options on combinations, options on options, swaps, repurchase and reverse repurchase agreements, and other instruments. Through CLEARING 21 user interfaces, our clearing firms can electronically manage their positions, exercise options, enter transactions related to foreign exchange deliveries, manage collateral posted to meet performance bond requirements and access all of our other on-line applications. Together with our order routing and trade matching services, we offer straight-through electronic processing of transactions in which an order is electronically routed, matched, cleared and made available to the clearing firm’s back-office systems for further processing.

Cross-Margining and Mutual Offset Services. We have led the derivatives industry in establishing cross-margining agreements with other leading clearing houses. Cross-margining arrangements reduce capital costs for clearing firms and customers. These agreements permit an individual clearing house to recognize a clearing firm’s open positions at other participating clearing houses, and clearing firms are able to offset risks of positions held at one clearing house against those held at other participating clearing houses. This arrangement reduces the need for collateral deposits by the clearing firm. For example, our cross-margining program with the Options Clearing Corporation reduced performance bond requirements for our members by approximately $1.3 billion a day in the fourth quarter of 2005. We have implemented cross-margining arrangements with NYMEX, the Fixed Income Clearing Corporation and LCH.Clearnet Group for positions at the London International Financial Futures and Options Exchange. In addition, our mutual offset agreement with the Singapore Derivatives Exchange, which has been in place since 1984, allows a clearing firm of either exchange initiating trades in certain products on either exchange to execute after-hours trades at the other exchange in those products and then transfer them back to the originating exchange. This mutual offset arrangement enables firms to seamlessly execute trades at either exchange virtually 24 hours per day.

Market Protection and Risk Management. Our clearing house guarantee of performance is a significant attraction, and an important part of the functioning, of our exchange. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing house as the counterparty to every transaction allows our customers to establish a position with one party and then to offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for performance bond efficiencies.

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

In the unlikely event of a payment default by a clearing firm, we would first apply assets of the clearing firm to cover its payment obligation. These assets include security deposits, performance bonds and any other available assets, such as the proceeds from the sale of Class A and Class B common stock and trading rights of the clearing firm at our exchange owned by or assigned to the clearing firm. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the exchange by the parent of a clearing firm. Thereafter, if the payment default remains unsatisfied, we would use our surplus funds, security deposits of other clearing firms and funds collected through an assessment against all other solvent clearing firms to satisfy the deficit. We maintain a committed $750 million 364-day revolving line of credit with a consortium of banks. We have the option to increase the facility from $750 million to $1 billion. However, the banks do not have to comply with our request. This line of credit may also be utilized if there is a temporary disruption with the domestic payments system that would delay settlement payments between our clearing house and clearing firms. The credit agreement requires us to pledge clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in our second Interest Earning Facility program, called IEF2, to the line of credit custodian prior to drawing on the line. Performance bond collateral of a defaulting clearing firm may also be used to secure a draw on the line.

The following shows the available assets of our clearing house at December 31, 2005 in the event of a payment default by a clearing firm:

CME Clearing House Available Assets

(in millions)

Aggregate Performance Bond Deposits by All Clearing Firms(1)	$45,786.5

Market Value of CME Pledged Shares/Trading Rights (minimum requirement per firm)(2)	$12.6
Market Value of CBOT Pledged Memberships (minimum requirement per firm)(3)	2.4
CME Surplus Funds(4)	139.9
Security Deposits of Clearing Firms(5)	1,045.0
Limited Assessment Powers(6)	2,873.8

Minimum Total Assets Available for Default(7)	$4,073.7

(1)	Aggregate performance bond deposits by all clearing firms includes cash performance bond deposits of $60.7 million and the value assigned by our exchange for securities deposited to satisfy performance bond requirements. This assigned value for securities is generally less than the market value of the securities deposited.

(2)	The market value of CME pledged shares/trading rights represents the minimum number of specified trading rights, shares of our Class B common stock associated with those trading rights and the 30,000 shares of our Class A common stock required to be pledged to our clearing house by a firm clearing only CME products as of December 31, 2005. Effective as of February 1, 2006, the exchange approved a reduction in the number of Class A shares required to be held by new clearing firms from 30,000 to 15,000. Existing clearing firms are given the option to gradually reduce their holdings in increments of 3,000 shares per month over the following five-month period, to the decreased requirement of 15,000 shares. The market value of the trading rights is based on the average of the bid and offer for the trading rights and associated Class B shares at December 30, 2005. The market value of the Class A shares is based on the closing price of $367.49 on the New York Stock Exchange on December 30, 2005.

(3)	The market value of the CBOT pledged memberships represents our first priority lien on CBOT membership interests required to be pledged to our clearing house by a firm clearing only CBOT products. The market value is based on the average of the bid and offer for the CBOT membership interests at December 30, 2005.

(4)	CME surplus funds represent the amount of our working capital reduced by an amount necessary to support our short-term operations.

(5)	Security deposits of clearing firms include security deposits required of clearing firms, but do not include any excess deposits held by our exchange at the direction of the clearing firms.

(6)	In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our surplus funds and the security deposits of non-defaulting firms, we have the right to assess all non-defaulting clearing members up to 2.75 times their existing security deposit requirements.

(7)	Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm able to clear both CME and CBOT products subsequent to the liquidation of the defaulting firm’s performance bond collateral.

Settlement, Collateral and Delivery Services. We manage final settlement in all of our contracts, including cash settlement, physical delivery of selected commodities, and option exercises and assignments. Because some initial and maintenance performance bonds from clearing firms, as well as mark-to-market obligations on some of our contracts, are denominated in various foreign currencies, we offer multi-currency performance bond and settlement services. We also offer the Moneychanger function to our clearing firms. This service provides members with access to overnight funds in various foreign currencies at competitive bid/ask spreads free of charge to satisfy the terms of a foreign currency denominated futures contract.

Although more than 95% of all futures contracts are liquidated before the expiration of the contract, the underlying financial instruments or commodities for the remainder of the contracts must be delivered. We act as the delivery agent for all such contracts, ensuring timely delivery by the seller of the exact quality and quantity specified in a contract and full and timely payment by the buyer.

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

Investment Services. In order to achieve collateral efficiencies for our clearing firms, we have established a number of collateral programs under the designation Interest Earning Facility, or IEF. Under this program, our clearing firms may select from four different IEF programs to meet their individual needs. The programs are designed to enable our clearing firms to make optimal use of the demand deposit cash accounts and security accounts they have established to satisfy our performance bond requirements. As of December 31, 2005, there was more than $19.6 billion in balances in these programs, compared with $19.1 billion at December 31, 2004. We earn fee income in return for providing these value-added services to our clearing firms. In December 2005, we discontinued our IEF1 program, which was the only IEF program with a guaranteed investment principal and accrued interest.

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

Technology

Our operation of both open outcry and electronic trading facilities and a clearing house has influenced the design and implementation of the technologies that support our operations.

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

As electronic trading activity expands, we continue to provide greater match engine functionality unique to various markets, market models and product types. We have adopted a modular approach to technology development and engineered an integrated set of solutions that support multiple specialized markets. We continually monitor and upgrade our capacity requirements. Our goal is to design our systems to handle at least one and a half times our historical peak transactions in our highest volume products. Significant investments in production planning, quality assurance and certification processes have enhanced our ability to expedite the delivery of the system enhancements that we develop for our customers.

Speed, reliability, scalability, capacity and functionality are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. For example, we plan to implement additional functionality for our CME Eurodollar and foreign exchange options for user defined spreads and the facilitation of covered options and futures trading. We also have two remote data facilities to provide additional system capacity and redundancy for our trading and clearing technology. Our data centers support our customer interfaces, trading and execution systems, as well as clearing and settlement operations.

The technology systems supporting our trading operations can be divided into five major categories:

Distribution	Technologies that support the ability of customers to access our trading systems from terminals through network access to our trading floor and/or electronic trading environments.

Order routing/order management	Technologies that control the flow of orders to the trading floor or electronic trading systems and that monitor the status of and modify submitted orders.

Trade matching (electronic market)	Technologies that aggregate submitted orders and electronically match buy and sell orders when their trade conditions are met.

Market data	Technologies that distribute order information to our end user customers under the CME market data platform.

Trading floor operations	Technologies that maximize market participants’ ability to capitalize on opportunities present in both the trading floor and electronic markets that we operate.

The CME Globex electronic trading platform includes the distribution, order routing, order management, trade matching and market data technology. The modularity and functionality of CME Globex enable us to selectively add products with unique trading characteristics onto the trading platform with minimal additional investment.

The distribution technologies we offer differentiate our platform and bring liquidity and trading volume to our execution facilities. As of December 31, 2005, nearly 2,500 customers connected directly with us, and thousands more connected with us through 30 independent software vendors and data centers, as well as all clearing firms that have interfaces with our systems. Many of these customers connect through a dedicated private network that is readily available, has wide distribution and provides fast connections in the Americas, Europe and Asia. In 2005, we partnered with MCI, ATT and Yipes Enterprise Services, Inc. to implement our next generation network providing direct Ethernet connectivity, reducing latency and increasing bandwidth. We have also established telecommunications hubs in Amsterdam, Dublin, Frankfurt, Gibraltar, London, Milan, Paris and Singapore to respond to customer requests and reduce the cost of trading for our foreign customers. We now have direct customer access to our exchange in over 70 countries.

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

Several key technology platforms and standards are used to support these activities, including fault-tolerant Non-Stop (Tandem systems), IBM mainframes, Sun Microsystems and HP servers, HP and Dell PCs, Oracle and DB2 databases, LINUX, UNIX, Novell, TIBCO middleware and multi-vendor network solutions.

Our match engine is based upon the computerized trading and match software known as the NSC system. We have a long-term license from Euronext-Paris, under which we have the ability to modify and upgrade the performance of the basic NSC system to optimize its performance to suit our needs. We have a fully trained development team that maintains, upgrades and customizes our version of the NSC system. For example, despite a large increase in transaction volume, we reduced our average matching engine response time from approximately 0.11 seconds at the beginning of 2005 to approximately 0.05 seconds at year-end, allowing trades to be executed more quickly. The customized enhancements that we have developed address the unique trading demands of each marketplace that we serve. We continue to focus on performance features of the match engine and presently have multiple enhancements under development.

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

CME SPAN is our sophisticated margining and risk management software. CME SPAN has now been adopted by 52 exchanges and clearing organizations worldwide. This software simulates the effects of changing market conditions on a complex portfolio and uses standard options pricing models to determine a portfolio’s overall risk. CME SPAN then generates a performance bond requirement that typically covers 95% of price changes within a given historical period.

Strategic Relationships

Chicago Board of Trade. In April 2003, we entered into an agreement with the CBOT to provide clearing and related services for CBOT futures and options on futures contracts. We began providing clearing services for CBOT’s commodity, equity index and a subset of CBOT’s interest rate products on November 24, 2003 and, as of January 2, 2004, we began clearing all of CBOT’s remaining products. In providing services to the CBOT, our clearing house clears, settles and guarantees all CBOT transactions, using the full resources of our clearing processes and financial safeguards package. We cleared 675 million contracts for the CBOT in 2005. Open interest for CBOT contracts was 10.3 million contracts at December 31, 2005. The initial term of the agreement is until January 2009, with subsequent three year renewals upon the mutual consent of the parties.

Goldman Sachs. In 2005, we partnered with Goldman Sachs to provide a clearing solution for its auction markets through the launch of CME Economic Derivatives. CME Economic Derivatives provide a way of hedging and initiating portfolio risk on macro-economic events and are based on seven key U.S. and European economic indicators, including the U.S. initial jobless claims. These products are traded in CME Auction Markets. In 2006, we plan to make these products available on our CME Globex platform.

New York Mercantile Exchange. From 2002 through November 2005, we jointly operated a cooperative arrangement with NYMEX to introduce small-sized versions of key NYMEX energy futures contracts, called e-miNY energy futures, for trading on our CME Globex electronic trading platform and clearing at the NYMEX clearing house. As a result of this arrangement, we are generally prohibited until June 2006, other than in cooperation with NYMEX, from providing for or facilitating electronic trading in futures or options on futures contracts on any underlying commodity (or index of such commodities) that was also the underlying commodity for a product listed for trading as of June 2002 by NYMEX.

OneChicago. OneChicago is our joint venture with the Chicago Board Options Exchange, or CBOE, and the CBOT for the trading of single stock futures and futures based on narrow-based stock indexes. We currently own approximately a 40% interest in the joint venture. In 2005, we began a process to identify a possible strategic investor or investors to secure additional capital for OneChicago and increase the joint venture’s chance of success.

Reuters. In the first quarter of 2005, we launched our initiative with Reuters to offer access to our electronic foreign exchange markets to Reuters’ global customer base over the Reuters Dealing 3000 trading system. This arrangement gives dealers in the interbank market direct access to our foreign exchange products in cash equivalent format and enhances their ability to seamlessly trade foreign exchange spot, forwards and futures.

Singapore Derivatives Exchange Ltd. In 1984, we entered into a mutual offset agreement with the Singapore Derivatives Exchange and, in November 2003, we entered into an extension of the agreement, which expires in February 2007. This relationship allows a clearing firm of either exchange initiating trades in certain products on either exchange to execute after-hours trades at the other exchange in those products, then transfer them back to the originating exchange. In connection with this agreement, we are generally prohibited from listing Euroyen electronically as well as outside of our regular trading hours.

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

Our advertising strategies seek to increase awareness and strengthen perceptions of us among our institutional and retail customers, as well as support an increase in our trading volume. Our primary method of advertising has been through print media, utilizing trade magazines and newsletters as well as daily business publications. However, we also use on-line, television sponsorship and other targeted advertisements to reach our target audiences.

Competition

Prior to the passage of the Commodity Futures Modernization Act of 2000, or the CFMA, futures trading was generally required to take place on or subject to the rules of a federally designated contract market. The costs and difficulty of obtaining contract market designation, complying with applicable regulatory requirements, establishing efficient execution facilities and liquidity pools and attracting customers created significant barriers to entry for competing exchanges. The CFMA eroded the historical dominance by the exchanges of futures trading in the United States by, among other things, eliminating uncertainty with respect to the enforceability of private transactions in most futures contracts and similar products, authorizing the use of electronic trading systems to conduct both private and public futures transactions and lowering or eliminating entry barriers for new exchanges. For a more detailed description of the regulation of our industry and the regulatory changes brought on by the CFMA, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Regulatory Matters.”

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

At year-end 2005, there were 57 futures exchanges located in 30 countries, including nine futures exchanges in the United States. In February 2004, Eurex commenced operation of its U.S. derivatives exchange, U.S. Futures Exchange, L.L.C., or Eurex U.S. Eurex U.S.’s initial competitive efforts were directed at the CBOT. However, Eurex U.S. has expanded its product offerings in direct competition with us to include futures based on the Russell 1000 and Russell 2000 indexes and foreign exchange rates. In addition, in March 2004, Euronext.liffe began listing and trading Eurodollar futures contracts. Because equity futures contracts are alternatives to underlying stocks and a variety of equity option and other contracts provide an alternative means of obtaining exposure to the equity markets, we also compete with securities and options exchanges, including the New York Stock Exchange and the CBOE, dealer markets such as NASDAQ and alternative trading systems.

OTC markets for foreign exchange and fixed-income derivatives products also compete with us. The largest foreign exchange markets are operated primarily as electronic trading systems. Two of the largest of these, operated by Electronic Brokering Services and Reuters, serve primarily professional foreign exchange trading firms. Additional electronic platforms designed to serve corporate foreign exchange users are beginning to emerge. Two of these are operated by consortia of interdealer and interbank market participants. A third is a proprietary trading system. In addition, certain provisions of the CFMA have led to an increase in unregulated electronic and brokerage trading systems in the foreign exchange market.

The OTC fixed-income derivatives market is by far the largest fixed-income derivatives marketplace. The OTC market consists primarily of interbank and interdealer market participants. There is currently no single liquidity pool in the OTC fixed-income derivatives market that is comparable to our Eurodollar market. The OTC market for fixed-income derivatives products has traditionally been limited to more customized products, and the large credit exposures created in this market and the absence of clearing facilities have limited participation to the most creditworthy institutional participants. However, the size of this market and technology-driven developments in electronic trading and clearing facilities, as well as regulatory changes implemented by the CFMA, increase the likelihood that one or more substantial liquidity pools will emerge in the future in the OTC fixed-income derivatives market.

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

In addition to the competition we face in our derivatives business, we face a number of competitors in our transaction processing and other business services, including:

•	other exchanges and clearing houses seeking to leverage their infrastructure; and

•	technology firms, including front-end developers, back-office processing systems firms and match-engine developers.

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

Between 1974 and December 2000, the barriers against unregulated competitors were eroded. The Commodity Exchange Act’s exchange trading requirement was modified by CFTC regulations and interpretations to permit privately negotiated swap contracts meeting specified requirements to be transacted in the OTC market. As of June 2005, according to data from the Bank for International Settlements, the total estimated notional amount of outstanding OTC derivatives contracts was approximately $270 trillion compared to approximately $59 trillion for exchange-traded futures and options on futures contracts. The CFTC exemption and interpretations under which the OTC derivatives market operated precluded the OTC market from using exchange-like electronic transaction systems and clearing facilities.

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

The CFMA created a flexible regulatory framework for us in our capacity as a CFTC registrant, and eliminated many prescriptive requirements of the Commodity Exchange Act and CFTC in favor of more broad and flexible core principles. For instance, CFTC-regulated exchanges may now list new contracts and adopt new rules without prior CFTC approval under self-certification procedures, permitting timelier product launch and modification.

For regulated markets, the CFMA created a three-tiered regulatory structure. The degree of regulation is related to the characteristics of the product and the type of customer that has direct or indirect access to the market, with retail customer markets being subject to greater regulation. The three-tiered regulatory structure is as follows:

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

Our existing market, which trades a broad range of products and permits intermediaries to represent unsophisticated customers, is subject to the most thorough oversight as a designated contract market. The CFMA permits us to organize markets that are subject to lesser regulation depending on the types of products traded and the types of traders. Markets can be organized that trade only products that are unlikely to be susceptible to manipulation and permit direct trading only among institutional participants in order to achieve a less intrusive degree of oversight. For example, in September 2005, we created CME Alternative Marketplace Inc., a wholly owned subsidiary of CME and an exempt board of trade registered with the CFTC for the trading of CME Economic Derivatives.

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

The CFTC is subject to reauthorization every five years, which was scheduled to be completed in 2005. This process is still ongoing and could result in legislation that may have a negative impact on the way we operate our exchange, including our ability to operate our self-regulatory functions or effectively compete with new entrants into our market place.

From time to time it is proposed in the President’s budget, including the 2007 proposed budget, that a transaction tax be imposed on futures and options on futures transactions. While those proposals have not been adopted to date, except for a per-contract fee on single stock futures and futures on narrow-based stock indexes, the imposition of any such tax could increase the cost of using our products and, consequently, our business, financial condition and operating results could be negatively affected.

Our Members

CME members can execute trades for their own accounts, for clearing firm accounts, for the accounts of other members or for the accounts of customers of clearing firms. Members who trade for their own account, including those who lease trading rights, qualify for lower transaction fees in recognition of the market liquidity that their trading activity provides. These members also benefit from market information advantages that may accrue from their proximity to activity on the trading floors. Generally, member customers are charged lower fees than our non-member customers. In 2005, our members were responsible for nearly 79% of our total trading volume. There are four divisions of membership at our exchange: the Chicago Mercantile Exchange, or CME, division; the International Monetary Market, or IMM, division; the Index and Option Market, or IOM, division; and the Growth and Emerging Markets, or GEM, division. Each membership division has different trading rights. Membership applicants planning to access the trading floor are subject to a review and approval process prior to becoming members and obtaining trading rights. We have individual trading members and clearing firms. As of December 31, 2005, there were approximately 80 clearing firms.

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

Other Business Relationships and Subsidiaries

CME Alternative Marketplace Inc. CME Alternative Marketplace Inc., a wholly owned subsidiary of CME, was established in September 2005 as an exempt board of trade registered with the CFTC. Currently, CME Economic Derivatives are the only products traded through this subsidiary. CME Alternative Marketplace accounted for less than 1% of our consolidated net revenues in 2005.

CME Trust. The Chicago Mercantile Exchange Trust, or the CME Trust, was established in 1969 to provide financial assistance, on a discretionary basis, to customers of any clearing firm that becomes insolvent. We funded the CME Trust through tax-deductible contributions until June 1996. The CME Trust had approximately $62.8 million, $61.7 million and $59.7 million in net assets as of December 31, 2005, 2004 and 2003, respectively, as a result of contributions, investment income and the absence of any distributions. The trustees of the CME Trust, who are also members of our Board of Directors, have discretion to use the assets of the CME Trust to provide assistance to customers of a member threatened with financial losses because such member is insolvent or is in such financial condition that it may unable to meet its obligations to its customers, provided that the customer’s losses or threatened losses are related to transactions in our contracts. No outside parties, including CME, have any residual interest in the assets of the CME Trust.

GFX Corporation. GFX Corporation, or GFX, a wholly owned subsidiary of CME, was established in 1997 for the purpose of maintaining and creating liquidity in our electronically traded foreign exchange futures contracts. Experienced foreign exchange traders employed by GFX buy and sell our foreign exchange contracts using our CME Globex system. They limit risk from these transactions through offsetting transactions using forward contracts and spot foreign exchange transactions with approved counterparties in the interbank market. On occasion, GFX has also engaged in the trading of CME Eurodollars and equity index contracts. GFX accounted for 0.9%, 1.1% and 1.3% of our consolidated net revenues in 2005, 2004 and 2003, respectively.

Licensing Agreements

Standard & Poor’s. We have had a licensing arrangement with Standard & Poor’s Corporation since 1980. In September 2005, all of our previous licensing agreements with Standard & Poor’s were consolidated into one agreement that terminates on December 31, 2017. Under the terms of the agreement, S&P granted us a license to use certain S&P stock indexes and the related trade names, trademarks and service marks in connection with the creation, marketing, trading, clearing and promoting of futures contracts and/or options on futures contracts that are indexed to certain S&P stock indexes. The license is exclusive through December 31, 2016 and non-exclusive through December 31, 2017 with some exceptions. Our license for the S&P 500 Index remains exclusive through December 31, 2008, after which we will retain our exclusive rights through December 31, 2016 so long as certain minimum average trading volume is met or other circumstances exist that relate to the reduction in trading volume. We may pay an additional fee to retain the exclusivity if the minimum average trading volume is not met. For certain products based on S&P stock indexes that we list after the effective date of the amended and restated agreement, we will have an exclusive license for two or three years depending upon the nature of the index, after which we will retain our exclusive rights so long as certain minimum average trading volumes are met. Under the agreement, we maintain our right of first refusal for new stock indexes developed by S&P during the term of the agreement. S&P also retains the right to terminate the license based on new S&P stock indexes or to terminate the exclusivity of that license in the event we fail to launch a product based on the index within a one year period, subject to some consideration for regulatory delays. In exchange for the license, we pay S&P a per trade fee. If S&P discontinues compilation and publication of any license or index, we may license, on a non-exclusive and royalty-free basis, the information regarding the list of companies, shares outstanding and divisors for that index or terminate the obligations regarding the index. The licenses become non-exclusive in the event we list certain competitive products.

NASDAQ. We have had a licensing arrangement with NASDAQ since 1996 to license the NASDAQ-100 Index and related trade names, trademarks and service marks. The license was extended and expanded in October 2003 to license us both the NASDAQ-100 Index and the NASDAQ Composite Index and in April 2005 to add the NASDAQ Biotechnology Index for trading futures and options on futures contracts that are based on the indexes. The license for these indexes is exclusive through October 9, 2007 with an automatic renewal until October 9, 2012. With respect to the NASDAQ Composite Index, as of October 27, 2005 and on each subsequent anniversary, NASDAQ may terminate the exclusivity or the entire license if trading volume fails to meet certain performance criteria. During the applicable period of exclusivity, NASDAQ will not grant a license to use the indexes in connection with the trading, marketing and promotion of futures contracts and options on those futures contracts that are based on an index that is exclusive to us. We pay per trade fees to NASDAQ under the license. We have a right of first refusal for new NASDAQ indexes that are licensed for futures products where the index is substantially equivalent to an index licensed to us or is a subset of an index licensed to us.

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

Intellectual Property

We regard substantial elements of our brand name, marketing elements and logos, products, market data, software and technology as proprietary. We attempt to protect these elements by relying on trademark, service mark, copyright and trade secret laws, restrictions on disclosure and other methods. For example, with respect to trademarks, we have registered marks in more than 20 countries. We have filed patent applications to protect our technology. Our rights to stock indexes for our futures products principally derive from license agreements that we have obtained from Standard & Poor’s, NASDAQ and others. For a more detailed discussion of these licenses, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Licensing Agreements.”

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

Employees

As of December 31, 2005, we had 1,321 employees. We consider relations with our employees to be good. We have never experienced a work stoppage. We are not a party to any collective bargaining agreement. However, we employ seven engineers who are associated with the International Union of Operating Engineers, Local 399, AFL-CIO.

Available Information

Our Web site is www.cme.com. Information made available on our Web site does not constitute part of this document. We make available on our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance materials, including our Corporate Governance Principles, Director Independence and Conflict of Interest Policy, Board of Directors Code of Ethics, Categorical Independence Standards, Employee Code of Conduct and the charters for all the standing committees of our Board, may also be found on our Web site. Copies of these materials are also available to shareholders free of charge upon written request to Shareholder Relations and Membership Services, Attention Ms. Beth Hausoul, Chicago Mercantile Exchange Holdings Inc., 20 South Wacker Drive, Chicago, Illinois 60606.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business.

Shareholders who own trading rights or are officers or directors of others who own trading rights on our exchange account for 12 of the 20 directors on our Board. These shareholders may have interests that differ from or conflict with those of shareholders who are not also members. Our dependence on the trading and clearing activities of our members, combined with their rights to elect directors, may enable them to exert substantial influence over the operation of our business.

As of April 27, 2005, the date of our most recent Annual Meeting of Shareholders, 12 of the 20 directors on our Board owned or were officers or directors of others who owned trading rights on our exchange. We are dependent on the revenues from the trading and clearing activities of our members. This dependence may give them substantial influence over how we operate our business.

Many of our members and clearing firms derive a substantial portion of their income from their trading or clearing activities on or through our exchange. In addition, trading rights on our exchange have substantial independent value. The amount of income that members derive from their trading, brokering and clearing activities and the value of their trading rights are, in part, dependent on the fees they are charged to trade, broker, clear and access our markets and the rules and structure of our markets. Our trading members, many of whom act as floor brokers and floor traders, benefit from trading rules, membership privileges and fee discounts that enhance their open outcry trading opportunities and profits. Our predominantly electronic trading members benefit from fee discounts and transaction fee caps that enhance their electronic trading opportunities and profits. Our clearing firms benefit from all of the foregoing, as well as decisions that increase electronic trading, which over time will reduce their costs of doing business on our exchange. As a result, holders of our Class A common stock may not have the same economic interests as our members. In addition, our members may have differing interests among themselves depending on the role they serve in our markets, their method of trading and the products they trade. Consequently, members may advocate that we enhance and protect their clearing and trading opportunities and the value of their trading privileges over their economic interest in us.

The Board representation rights of our members, in combination with the charter provision protections described in the immediately following risk factor, could be used to influence how our business is changed or developed, including how we address competition and how we seek to grow our volume and revenue and enhance shareholder value.

Our certificate of incorporation grants special rights to holders of Class B common stock, which protect their trading rights and give them special Board representation, and require that we maintain open outcry trading until volumes are not significant.

Under the terms of our certificate of incorporation, our Class B shareholders have the ability to protect their rights to trade on our exchange by means of special approval rights over changes to the operation of our trading floor. In particular, these provisions include a grant to the holders of our Class B common stock of the right to approve any changes to:

•	the trading floor rights;

•	access rights and privileges that a member has;

•	the number of memberships in each membership class and the related number of authorized shares of each class of Class B common stock; and

•	the eligibility requirements to exercise trading rights or privileges.

Our Class B shareholders are also entitled to elect six of the 20 directors on our Board, even if their Class A share ownership interest is very small or non-existent.

Our certificate of incorporation also includes a provision requiring us to maintain open outcry floor trading on our exchange for a particular traded product as long as the open outcry market is “liquid.” Our certificate of incorporation requires us to maintain a facility for conducting business, disseminating price information, clearing and delivery and to provide reasonable financial support for technology, marketing and research for open outcry markets. Our certificate of incorporation provides specific tests as to whether an open outcry market will be deemed liquid, as measured on a quarterly basis. If a market is deemed illiquid as a result of a failure to meet any of these tests, our Board may determine whether such market should be closed.

Our business is subject to the impact of domestic and international market and economic conditions, which are beyond our control and which could significantly reduce our trading volumes and make our financial results more volatile.

We generate revenues primarily from our clearing and transaction fees and our processing services provided to third parties. We expect to continue to do so for the foreseeable future. Each of these revenue sources is substantially dependent on the trading volume in our markets and in the markets we provide processing services. Our trading volume is directly affected by U.S. domestic and international factors that are beyond our control, including:

•	economic, political and market conditions;

•	broad trends in industry and finance;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed-income, equity, foreign exchange and commodity markets;

•	legislative and regulatory changes;

•	competition;

•	changes in government monetary policies;

•	consolidation in our customer base and within our industry; and

•	inflation.

Any one or more of these factors may contribute to reduced activity in our markets. Our operating results and trading volume tend to increase during periods of global and domestic economic and geopolitical uncertainty. This is because our customers seek to hedge or manage the risks associated with or speculate on volatility in the U.S. equity markets, fluctuations in interest rates and price changes in the foreign exchange and commodity markets. The future economic environment will be subject to periodic downturns, including possible recession and lower volatility in financial markets, and may not be as favorable as it has been in recent years. As a result, period-to-period comparisons of our financial results are not necessarily meaningful. Trends less favorable than those of recent periods could result in decreased trading volume and a more difficult business environment for us. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.

Our cost structure is largely fixed. If our revenues decline and we are unable to reduce our costs, our profitability will be adversely affected.

Our cost structure is largely fixed. We base our cost structure on historical and expected levels of demand for our products and services. If demand for our products and services and our resulting revenues decline, we may not be able to adjust our cost structure on a timely basis. In that event, our profitability will be adversely affected.

The success of our markets will depend on our ability to complete development of and successfully implement electronic trading systems that have the functionality, performance, reliability, speed and liquidity required by our customers.

The future success of our business depends in large part on our ability to create interactive electronic marketplaces in a wide range of derivatives products that have the required functionality, performance, reliability, speed and liquidity to attract and retain customers. A significant portion of our current overall volume is generated through electronic trading on our CME Globex electronic platform. However, during 2005, 29% of our volume and approximately 21% of our clearing and transaction fees revenue was generated through our open outcry trading facilities. Most of our open outcry volume is related to trading in options on our futures contracts. Our electronic functionality may not be capable of accommodating all of the complex trading strategies typically used for trading options on futures contracts. In August 2005, we integrated our enhanced options system for trading CME Eurodollar options into our CME Globex electronic trading platform. This enhanced functionality is designed to facilitate trading of complex combination and spread trades typically used with short-term interest rate options on futures, within a fully transparent and competitive environment. We also plan to increase its functionality to include trading of other option contracts. However, we may not complete the development of, or successfully implement, the required electronic functionality for CME’s options on futures contracts. Moreover, our customers who trade options may not accept our electronic trading systems. In either event, our ability to increase trading volume of options on futures contracts on the CME Globex platform would be adversely affected. In addition, if we are unable to develop our electronic trading systems to include other products and markets, or if our electronic trading systems do not have the required functionality, performance, reliability, speed and liquidity, we may not be able to compete successfully in an environment that is increasingly dominated by electronic trading.

The enhancement of our electronic trading platform exposes us to risks inherent in operating in the evolving market for electronic transaction services. If we do not successfully enhance our electronic trading platform, or if our customers do not accept it, our revenues and profits will be adversely affected.

We must continue to enhance our electronic trading platform to remain competitive. As a result, we will continue to be subject to risks, expenses and uncertainties encountered in the rapidly evolving market for electronic transaction services. These risks include our failure or inability to:

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

The derivatives, securities and financial services industries are highly competitive. We expect that competition will continue to intensify in the future. Our current and prospective competitors, both domestically and around the world, are numerous. They include securities and securities option exchanges, futures exchanges, OTC markets, clearing organizations, market data and information vendors, electronic communications networks, crossing systems and similar entities, consortia of large customers, consortia of some of our clearing firms and electronic brokerage and dealing facilities. At December 31, 2005, there were 57 futures exchanges located in 30 countries, including nine futures exchanges in the United States. In February 2004, Eurex commenced operation of its U.S. derivatives exchange, Eurex U.S. Eurex U.S.’s initial competitive efforts were directed at the CBOT. However, Eurex U.S. has expanded its product offerings in direct competition with us to include futures based on the Russell 1000 and Russell 2000 indexes and foreign exchange rates. Additionally, in March 2004, Euronext.liffe began listing and trading Eurodollar futures contracts.

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

Our average rate per contract is subject to fluctuation due to a number of factors. As a result, you will not be able to rely on our average rate per contract in any particular period as an indication of our future average rate per contract.

Our average rate per contract, which impacts our operating results, is subject to fluctuation due to shifts in the mix of products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure. For example, we earn a higher rate per contract for trades executed on the CME Globex electronic trading platform. In addition, our members and participants in our various incentive programs generally are charged lower fees than our non-member customers. Each of these factors is difficult to predict and will have an impact on our average rate per contract in the particular period. For example, our average rate per contract decreased to $0.664 for the year ended December 31, 2005 from $0.702 for the same period in 2004. Because of this fluctuation, you may not be able to rely on our average rate per contract in any particular period as an indication of our future average rate per contract. If we fail to meet securities analysts’ expectations regarding our operating results, the price of our Class A common stock could decline substantially.

Our quarterly operating results fluctuate due to seasonality. As a result, you will not be able to rely on our operating results in any particular quarter as an indication of our future performance.

Generally, we have experienced relatively higher volume during the first and second quarters and sequentially lower trading volume in the third and fourth quarters. As a result of this seasonality, you will not be able to rely on our operating results in any particular period as an indication of our future performance. If we fail to meet securities analysts’ expectations regarding our operating results, the price of our Class A common stock could decline substantially.

The CFMA has reduced the barriers of entry into our markets which has led to increased competition and enabled many of our customers to trade futures contracts other than on exchanges. These changes may adversely affect our trading volume, revenue and profits.

Our industry has been subject to several fundamental regulatory changes, including changes in the statute under which we have operated since 1974. The Commodity Exchange Act generally required all futures contracts to be executed on an exchange that had been approved by the CFTC. The “exchange trading requirement” was modified by CFTC regulations and interpretations to permit privately negotiated swap contracts to be transacted in the OTC market. The CFTC exemption under which the OTC derivatives market operated precluded the OTC market from using exchange-like electronic transaction systems and clearing facilities. These barriers to competition from the OTC market were repealed by the CFMA. One of the chief beneficiaries of the CFMA has been OTC dealers and competitors that operate or intend to open electronic trading facilities or to conduct their futures business directly among themselves on a bilateral basis. The customers who may access these trading facilities or engage in bilateral private transactions are the same customers who account for a substantial portion of our trading volume. The CFMA also permits banks, broker-dealers and some of their affiliates to engage in foreign exchange futures transactions for or with retail customers without being subject to regulation under the Commodity Exchange Act. These customers are the same customers who might otherwise use CME foreign exchange products. In the future, our industry may become subject to new regulations or changes in the interpretation or enforcement of existing regulations. We cannot predict the extent to which any future regulatory changes may adversely impact our business, including our ability to compete with enterprises, which offer off-exchange trading and which benefit from a reduced regulatory burden and lower-cost business model.

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

Our members may seek alternative trading venues and products, which may negatively impact the liquidity of our markets and our trading volume.

The trading activities of our members accounted for 79% and 78% of our trading volume during 2005 and 2004, respectively. Subject to the oversight of our Board of Directors, our management is charged with making decisions that are designed to enhance shareholder value, which may lead to decisions or outcomes with which our members disagree. These changes may make us less attractive to our members and encourage them to conduct their business at, or seek membership in, another exchange or to trade in equivalent products among themselves on a private, bilateral basis. A material decrease in member trading activity that is not offset by an increase in non-member trading would negatively impact liquidity and trading volume in our products and reduce our revenues. A loss or material reduction in the number of our clearing firms and the capital they provide to guarantee their trades and the trades of their customers would also diminish the strength and attractiveness of our clearing house and our markets.

Our trading volume, and consequently our revenues and profits, would be adversely affected if we are unable to retain our current customers or attract new customers to our exchange.

The success of our business depends, in part, on our ability to maintain and increase our trading volume. To do so, we must maintain and expand our product offerings, our customer base and our trade execution alternatives. Our success also depends on our ability to maintain our trading volume and to offer competitive prices and services in an increasingly price sensitive business. We cannot assure you that we will be able to continue to expand our product lines, or that we will be able to retain our current customers or attract new customers. For example, the majority of the clearing and transaction fees we receive from our clearing firms represent charges for trades executed on behalf of their customers. We believe that in the event one of our clearing firms discontinues operations, the customer portion of that firm’s trading activity would likely transfer to another clearing firm. However, we cannot guarantee you that the discontinuation of any clearing firm would not result in our loss of customers which could have an adverse effect on our trading volumes or revenues. We also cannot assure you that we will not lose customers to low-cost competitors with comparable or superior products, services or trade execution facilities. If we fail to maintain our trading volume, to expand our product offerings or execution facilities, or we lose a substantial number of our current customers, or are unable to attract new customers, our business will be adversely affected.

Any significant decline in the trading volume of our CME Eurodollar, S&P 500 or NASDAQ-100 futures and options on futures contracts would adversely affect our revenues and profitability.

We are substantially dependent on trading volume from three product offerings for a significant portion of our clearing and transaction fee revenues and profits. The clearing and transaction fees revenue attributable to transactions in CME Eurodollar contracts and all our contracts based on the S&P 500 and NASDAQ-100 (including CME E-mini products) approximated 44%, 25% and 7%, respectively, of our total clearing and transaction fees revenue during the year ended December 31, 2005 and 43%, 26% and 10%, respectively, during the year ended December 31, 2004. Any significant decline in our trading volume in any of these products would negatively impact our business, financial condition and operating results.

We believe our CME Eurodollar futures contract serves as a global financial benchmark, but we cannot assure you that, in the future, other products will not become preferred alternatives to our CME Eurodollar contract as a means of managing or speculating on interest rate risk. We also cannot assure you that competitors will not enter the Eurodollar market. For example, in March 2004, Euronext.liffe began listing and trading Eurodollar futures contracts. Our members may also elect to trade Eurodollars in privately negotiated bilateral transactions without the use of our clearing house. In either of these events, our trading volume, revenues and profitability could be adversely affected.

Our rights to the Standard & Poor’s and NASDAQ products were obtained through licensing arrangements. Our license agreement with Standard & Poor’s provides that the S&P 500 Index futures products will be exclusive through December 31, 2008, after which we will retain our exclusive rights through December 31, 2016 so long as certain minimum average trading volume is met or other circumstances exist that relate to the reduction in trading volume. Our license with NASDAQ is exclusive with respect to futures and options on futures contracts based on the NASDAQ-100 Index through October 9, 2007 with an automatic renewal until October 9, 2012.

We cannot assure you that we will be able to maintain the exclusivity of these licensing agreements. In addition, we cannot assure you that others will not succeed in creating stock index futures based on information similar to that which we have obtained by license or that market participants will not increasingly use alternative instruments, including securities and options based on the S&P and NASDAQ indexes, to manage or speculate on U.S. stock risks. Parties may also succeed in offering indexed products that are similar to our licensed products without being required to obtain a license or in countries that are beyond the jurisdictional reach of us and/or our licensors. We also cannot assure you that NASDAQ will not directly or indirectly through other exchanges offer security futures contracts that compete with our broad-based index futures contracts based upon NASDAQ indexes.

Our clearing house operations expose us to substantial credit risk of third parties. Our financial condition will be adversely affected in the event of a significant default.

Our clearing house acts as the counterparty to all trades consummated on or through our exchange or on third-party exchanges for which we provide processing services. As a result, we are exposed to significant credit risk of third parties, including our clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We cannot guarantee you that one of our clearing firms will not default on its obligations in the future. A substantial part of our working capital is at risk if a clearing firm defaults on its obligations to our clearing house and its margin and security deposits are insufficient to meet its obligations. Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cover any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. Additionally, the default of any one of our clearing firms could cause our customers to lose confidence in our markets and the guarantee of our clearing house, which would have an adverse affect on our business.

We may not continue to realize the benefits of our agreement to provide processing services for CBOT products.

We entered into an agreement with the CBOT in April 2003, which was subsequently amended in March 2004, to provide processing services for CBOT futures and options on futures contracts. Under the terms of the agreement, clearing services for commodity, equities and some interest rate products began in November 2003 and for all other CBOT futures and options on futures contracts on January 2, 2004. In the years ended December 31, 2005 and 2004, we cleared 675 million and 600 million contracts for the CBOT, respectively, which generated $64.2 million and $55.1 million, respectively, in processing services revenue. We cannot assure you that we will continue to realize the benefits received from our processing agreement. Our future revenues from providing these processing services will be dependent on the CBOT’s ability to maintain and/or expand its trading volume, which is subject to a number of factors beyond its control. As a futures exchange, the CBOT’s ability to maintain or expand its volume and operate its business is subject to the same types of risks to which we are subject. Any significant decrease in the CBOT’s trading volume will result in a corresponding decrease in our realized benefits. Our net income from the processing services we provide to the CBOT will also depend on our ability to control our costs associated with providing such services.

The initial term of the agreement is until January 2009, with subsequent three year renewals upon the mutual consent of the parties. The terms of the agreement also provide that both we and the CBOT may terminate the agreement in some circumstances. We cannot assure you that the agreement will not be terminated prior to the end of its term or that the agreement will be renewed after its initial term or that any renewal will be on terms as favorable to us. Any such event could have an adverse effect on our revenues.

Our market data fees may be reduced or eliminated by the growth of electronic trading and electronic order entry systems. If we are unable to offset that reduction through terminal usage fees or transaction fees, we will experience a reduction in revenue.

We sell our market data to individuals and organizations that use our markets or monitor general economic conditions. Revenues from our market data totaled $71.7 million, representing 8% of our net revenues, and $60.9 million, or 8% of our net revenues, during the years ended December 31, 2005 and 2004, respectively. Electronic trading systems do not usually impose separate charges for supplying market data to trading terminals. If we do not separately charge for market data supplied to trading terminals, and trading terminals with access to our markets become widely available, we could lose market data fees from those who have access to trading terminals. We will experience a reduction in our revenues if we are unable to recover that lost quote fee revenue through terminal usage fees or transaction fees.

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

From time to time, we have experienced system errors and failures that have resulted in some customers being unable to connect to our electronic trading platform or erroneous reporting, such as transactions that were not authorized by any customer or reporting of filled orders as cancelled. For example, in April 2005, May 2003 and September 2002, we experienced technical failures that resulted in a temporary suspension of trading on the CME Globex platform. The impact of these events has not been material. However, we cannot assure you that if we experience system errors or failures in the future that they will not be material.

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

System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, to file lawsuits against us or to cease doing business with us or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations.

We will need to continue to upgrade, expand and increase the capacity of our systems as our business grows and we execute our business strategy. Our goal is to design our systems to handle at least one and a half times our peak historical transactions in our highest volume products. As volume of transactions grow, the ability of our systems to meet this goal on an ongoing basis depends on our ability to increase our system capacity on a timely basis while maintaining system reliability. Although many of our systems are designed to accommodate additional volume and products and services without redesign or replacement, we will need to continue to make significant investments in additional hardware and software to accommodate the increased volume of transactions and to provide processing services to third parties. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses would be adversely affected.

Some of our largest clearing firms have indicated their belief that clearing facilities should not be owned or controlled by exchanges and should be operated as utilities and not–for–profit. These clearing firms have sought, and may seek in the future, legislative or regulatory changes that would, if adopted, enable them to use alternative clearing services for positions established on our exchange. Even if they are not successful, these factors may cause them to limit or stop the use of our markets.

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

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations. Any of these events could cause us to lose customers or trading volume. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by breaches. Although we intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could cause us to lose customers, experience lower trading volume and incur significant liabilities.

We operate in a heavily regulated environment that imposes significant costs and competitive burdens on our business.

Although the CFMA significantly reduced our regulatory burdens, we remain extensively regulated by the CFTC. Our international operations may be subject to similar regulations in specific jurisdictions. We are registered in a number of countries outside the United States. In some cases, our registrations are subject to annual review and such reviews may subject us to additional requirements in the future. We may also be required to register or become subject to regulation in other jurisdictions in order to accept business from customers in those jurisdictions.

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

The CFTC is subject to reauthorization every five years, which was scheduled to be completed in 2005. This process is still ongoing and could result in legislation that may have a negative impact on the way we operate our exchange, including our ability to operate our self-regulatory functions or effectively compete with new entrants into our market place.

From time to time, the President’s budget, including the 2007 proposed budget, includes a proposal that a transaction tax be imposed on futures and options on futures transactions. While those proposals have not been adopted to date, except for a per-contract fee imposed under the Securities Exchange Act of 1934 on single stock futures and futures on narrow-based stock indexes, the imposition of any such tax would increase the cost of using our products and, consequently, could adversely impact our trading volumes, revenues and profits.

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

Many aspects of our business involve substantial liability risks. While we enjoy governmental immunity for some of our market-related activities, we could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and the CFTC. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We may become subject to these claims as a result of failures or malfunctions of our systems and services we provide. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us could have a material adverse effect on our business.

We could be harmed by employee misconduct or errors that are difficult to detect and deter.

There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees, including employees of GFX Corporation, our wholly owned subsidiary that primarily engages in proprietary trading in foreign exchange futures, could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of CME customers or improper use of confidential information. Employee misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees also may commit errors that could subject us to financial claims for negligence, or otherwise, as well as regulatory actions. For example, employees of GFX Corporation enter into transactions to promote liquidity in CME foreign exchange contracts on the CME Globex platform and subsequently enter into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit market risk. In the event the offsetting transaction is not entered into or is not timely or properly executed, we could be exposed to substantial market risk.

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

We also may seek to expand or enhance some of our operations by forming joint ventures or alliances with various strategic partners throughout the world. Entering into joint ventures and alliances also entails risks, including difficulties in developing and expanding the business of newly formed joint ventures, exercising influence over the activities of joint ventures in which we do not have a controlling interest, and potential conflicts with our joint venture or alliance partners. For example, in 2001 we entered into an operating agreement governing OneChicago, our joint venture with the CBOE and the CBOT, to trade single stock futures and futures based on narrow-based stock indexes. We currently own approximately a 40% interest in the joint venture. In 2005, we began a process to identify a possible strategic investor or investors in order to secure additional capital for OneChicago and increase its chances of success. This process is ongoing, and we cannot assure you that the owners of OneChicago, including us, will be able to complete a transaction with a strategic investor. If we complete such a transaction, our ownership interest in OneChicago will likely be reduced. Our ability to control strategic decisions by OneChicago or its board of directors is limited, and it will be further reduced if we complete a transaction with a strategic investor. We cannot assure you that any joint venture or alliance that we have entered into, including OneChicago, or may enter into in the future, will be successful.

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

We plan to continue to expand our operations internationally, including by directly placing order entry terminals with customers outside the United States and by relying on distribution systems established by our current and future strategic alliance partners. We currently have direct customer access in more than 70 countries. We face certain risks inherent in doing business in international markets, particularly in the regulated derivatives exchange business. These risks include:

•	restrictions on the use of trading terminals or the contracts that may be traded;

•	becoming subject to extensive regulations and oversight, tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	general economic and political conditions in the countries from which our markets are accessed, which may have an adverse effect on our volume from those countries; and

•	potentially adverse tax consequences.

In addition, as a result of our expanding global operations, we may become subject to the laws and regulations of foreign governmental and regulatory authorities. These may include laws, rules and regulations relating to any aspect of the derivatives business. To date, we have had limited experience in marketing and operating our products and services internationally. We cannot assure you that we will be able to succeed in marketing our products and services in international markets. We may also experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, management of foreign exchange risk, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of our international operations and, consequently, on our business, financial condition and operating results.

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

In general, if one or more of our products or services were to infringe on patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing on the patent claims. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we were unable to obtain such licenses, we may not be able to redesign our products or services to avoid infringement, which could materially adversely affect our business, financial condition and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our trading facilities and corporate headquarters are located at 20 South Wacker Drive in Chicago, Illinois. We occupy approximately 487,000 square feet of office space pursuant to a lease that expires in 2008. We also occupy approximately 70,000 square feet of trading floor space under a lease with the CME Trust with a term that expires in 2009. We have an option to extend the term of the lease to 2012 with an option for two successive seven-year extensions through 2019 and 2026. We maintain backup facilities for our electronic systems in separate office towers at 10 and 30 South Wacker Drive, and we have two remote data centers. We also lease administrative office space in Washington, D.C., Tokyo, Japan and Sydney, Australia and both administrative and communication equipment space in London, England. We believe our facilities are adequate for our current operations and that additional space can be obtained if needed.

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

On October 14, 2003, the U.S. Futures Exchange, L.L.C., or Eurex U.S., and U.S. Exchange Holdings, Inc., filed suit against the CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that the CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. On December 12, 2003, the CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. On September 2, 2004, the judge granted the CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. On March 25, 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. On June 6, 2005, CME and the CBOT filed a motion to dismiss the complaint. On August 25, 2005, the judge denied the joint CME/CBOT motion to dismiss. The parties are currently engaged in discovery. Based on its investigation to date and advice from legal counsel, we believe this suit is without merit and we intend to vigorously defend against these charges.

In November 2002, a former employee filed a complaint against CME in the Circuit Court of Cook County, Illinois seeking in excess of $3 million in damages, which was subsequently amended to allege common law claims of retaliatory discharge. In June 2003, the former employee filed a complaint in the United States District Court for the Northern District of Illinois alleging that his employment was terminated because of his race in violation of Title VII, and that his employment termination violated Section 1981 (which prohibits discrimination in making and enforcing contracts). The state court claims were subsequently dismissed and CME prevailed on its motion for summary judgment in federal court. With the former employee’s appeal pending, as of November 9, 2005, the parties agreed to mutually dismiss all claims with neither party admitting liability nor paying any sum of money to the other party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The disclosure regarding market information and dividends required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2005, under the heading “Share Information” on page 89 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is included in CME and Rey Statistical Information Holdings’ annual report to shareholders for the year ended December 31, 2005, under the heading “Selected Financial Data and Key Statistical Information” on page 28 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2005, on pages 29 through 50 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2005, under the heading “Quantitative And Qualitative Disclosure About Market Risk” on pages 51 and 52 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2005, on pages 55 through 83 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2005, on page 53 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

Attestation Report of the Independent Registered Public Accounting Firm

The information required by this Item is included in CME Holdings’ annual report to shareholders for the year ended December 31, 2005, on page 54 and is incorporated herein by reference, pursuant to General Instruction G(2). The referenced information from CME Holdings’ annual report to shareholders is included in Exhibit 13.1 to this document.

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

Nothing to report.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in CME Holdings’ Proxy Statement under the headings “Nominees for Equity Directors”, “Nominees for Class B-1 Director”, “Nominees for Class B-2 Director”, “Members of Our Board Not Standing for Election This Year”, “Meetings of Our Board and Board Committees — Audit”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference, pursuant to General Instruction G(3).

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding outstanding options and shares reserved for future issuance as of December 31, 2005.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	813,478	$133.88	1,118,030
Equity compensation plans not approved by security holders(1)	263,613	22.00	—

Total	1,077,091	106.50	1,118,030

(1)	The Company currently has the following equity compensation plans: the Amended and Restated Omnibus Stock Plan, the Employee Stock Purchase Plan and the 2005 Director Stock Purchase Plan. Prior to our reorganization, CME issued options under the Chicago Mercantile Exchange Omnibus Stock Plan, which was not approved by CME shareholders. In connection with our reorganization, CME, as the sole stockholder of CME Holdings, approved the assumption by CME Holdings of the Chicago Mercantile Exchange Omnibus Stock Plan. After the reorganization, the plan was amended and restated as the CME Holdings Amended and Restated Omnibus Stock Plan. Options issued prior to the sole shareholder approval are listed in the table above as being made under an equity compensation plan not approved by security holders, and options issued after such time are listed above as being made under an equity compensation plan approved by security holders. The Employee Stock Purchase Plan and the 2005 Director Stock Plan were approved by shareholders at our 2005 annual meeting of shareholders.

The information required by this Item relating to the security ownership of certain beneficial owners and management is included in CME Holdings’ Proxy Statement under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership by Certain Owners” and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in CME Holdings’ Proxy Statement under the heading “Certain Business Relationships” and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in CME Holdings’ Proxy Statement under the heading “Principal Accountant Fees and Services” and “Audit Committee Policy for Approval of Audit and Permitted Non-Audit Services” and is incorporated herein by reference, pursuant to General Instruction G(3).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements

The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, appearing on pages 54 through 83 of CME Holdings’ annual report to shareholders are included in Exhibit 13.1 hereto and are incorporated by reference herein:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

The following Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

Schedule I Condensed Financial Information of Chicago Mercantile Exchange Holdings Inc. and Subsidiaries at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003

Schedule II Valuation and Qualifying Accounts of Chicago Mercantile Exchange Holdings Inc. and Subsidiaries for the Years Ended December 31, 2005, 2004 and 2003

All other schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

See (b) Exhibits below

Schedule I - Condensed Financial Information of

Chicago Mercantile Exchange Holdings Inc. and Subsidiaries

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

BALANCE SHEETS

(in thousands)

	At December 31
	2005	2004
Assets
Cash and cash equivalents	$525,846	$274,279
Marketable securities	164,133	223,039
Accounts receivable	—	14
Other current assets	5,724	2,555
Other non-current assets	—	—
Investment in CME	431,373	316,439

Total Assets	$1,127,076	$816,326

Liabilities and Shareholders’ Equity
Advances from CME	$8,392	$3,729
Total shareholders’ equity	1,118,684	812,597

Total Liabilities and Shareholders’ Equity	$1,127,076	$816,326

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31
	2005	2004	2003
Revenues
Investment income	$18,023	$6,390	$2,025
Expenses	599	377	229

Income before income taxes and equity in net income of CME	17,424	6,013	1,796
Income tax provision	(6,907)	(2,587)	(731)

Income before equity in net income of CME	10,517	3,426	1,065
Equity in net income of CME	296,340	216,129	121,067

Net Income	$306,857	$219,555	$122,132

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$306,857	$219,555	$122,132
Equity in net income of CME	(296,340)	(216,129)	(121,067)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of purchase premiums on investments	1,853	2,368	—
Change in accounts receivable	14	(14)	—
Change in advances to/ from CME	5,139	3,557	(3,253)
Change in other current assets	(2,565)	(304)	(1,435)

Net Cash Provided by (Used in) Operating Activities	14,958	9,033	(3,623)

Cash Flows from Investing Activities:
Purchases of marketable securities	—	(99,177)	(176,745)
Proceeds from maturities of marketable securities	55,498	48,499	—
Cash dividend from CME	237,000	245,000	172,122

Net Cash Provided by (Used in) Investing Activities	292,498	194,322	(4,623)

Cash Flows from Financing Activities:
Cash dividends to shareholders	(63,260)	(35,066)	(20,630)
Exercise of stock options	6,956	6,048	7,878
Proceeds from employee stock purchase plan	415	—	—

Net Cash Used in Financing Activities	(55,889)	(29,018)	(12,752)

Net change in cash and cash equivalents	251,567	174,337	(20,998)
Cash and cash equivalents, beginning of year	274,279	99,942	120,940

Cash and Cash Equivalents, End of Year	$525,846	$274,279	$99,942

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

Chicago Mercantile Exchange Holdings Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Charged to Revenues	Deductions (1)	Balance at End of Year
Year Ended December 31, 2005
Allowance for doubtful accounts	$1,089	$(129)	$—	$(132)	$828
Accrued fee adjustments	3,113	—	12,637	(14,522)	1,228

Year Ended December 31, 2004:
Allowance for doubtful accounts	$866	$343	$—	$(120)	$1,089
Accrued fee adjustments	1,986	—	17,362	(16,235)	3,113

Year Ended December 31, 2003:
Allowance for doubtful accounts	$1,232	$(95)	$—	$(271)	$866
Accrued fee adjustments	3,137	—	13,209	(14,360)	1,986

(1)	Includes write-offs of doubtful accounts and payments for fee adjustments.

(b)	Exhibits

Exhibit Number		Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of October 1, 2001, between Chicago Mercantile Exchange Inc., Chicago Mercantile Exchange Holdings Inc. and CME Merger Subsidiary Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on August 7, 2001, File

No. 333-66988).

3.1		Amended and Restated Certificate of Incorporation of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.1 to Chicago Mercantile Exchange Holdings Inc.’s Current Report on Form 8-K, filed with the SEC on December 4, 2001, File No. 333-66988).

3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.2 to Chicago Mercantile Exchange Holdings Inc.’s Current Report on Form 8-K, filed with the SEC on May 16, 2002, File No. 000-33379).

3.3		Third Amended and Restated Bylaws of Chicago Mercantile Exchange Holdings Inc., as amended March 2, 2005 (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc.’s Current Report on Form 8-K, filed with the SEC on March 4, 2005, File No. 001-31553).

4.1		Rights Agreement, dated as of November 30, 2001, between Chicago Mercantile Exchange Holdings Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holding’s Inc.’s Form 8-A, filed with the SEC on December 4, 2001, File No. 000-33379), including First Amendment thereto, dated as of November 13, 2002, between Chicago Mercantile Exchange Holdings Inc., Mellon Investor Services, LLC and Computershare Investor Services, LLC (incorporated by reference to Exhibit 5 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-A, filed with the SEC on November 29, 2002, File No. 001-31553); Second Amendment thereto, dated October 26, 2005, by and between Chicago Mercantile Exchange Holdings Inc. and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K filed with the SEC on October 27, 2005, File No. 001-31553).

10.1	**	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Omnibus Stock Plan, amended and restated effective as April 23, 2002 and as further amended on February 5, 2003 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Registration Statement on Form S-8, filed with the SEC on May 14, 2003, File No. 333-105236).

10.2	**	Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan, including First Amendment thereto, dated December 14, 1994, Second Amendment thereto, dated December 8, 1998 and Administrative Guidelines thereto (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 333-95561).

10.3	**	Chicago Mercantile Exchange Inc. Directors’ Deferred Compensation Plan, including First Amendment thereto, dated December 8, 1998 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 333-95561) and the Second Amendment thereto, effective as of November 5, 2003 and the Third Amendment thereto, dated December 23, 2003 (both of which are incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 10, 2005, File No. 001-31553).

10.4	**	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Plan, including First Amendment thereto, dated December 31, 1996, Second Amendment thereto, dated January 14, 1998 and Third Amendment thereto, dated December 1998 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 333-95561); Fourth Amendment thereto, dated December 31, 2003 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 10, 2005, File No. 001-31553).

10.5	**	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Trust, including First Amendment thereto, dated September 7, 1993 (incorporated by reference to Exhibit 10.5 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 333-95561).

10.6	**	Form of Equity Grant Letter for Executive Officers (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 9, 2004, File No. 001-31553).

10.7	***	Amended and Restated License Agreement, effective as of September 20, 2005, by and between Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc. Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379).

10.8		Intentionally Omitted.

10.9	***

License Agreement, effective as of October 9, 2003, between The Nasdaq Stock Market, Inc., a subsidiary of National Association of Securities Dealers, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004, File

No. 001-31553), including the amendment dated April 26, 2005 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553) and the amendment dated June 22, 2005 (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553).

10.10	*

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

Form S-4, filed with the SEC on August 7, 2001, File No. 333-66988).

10.11	*	Amendment, dated December 26, 2002, to the Central Services System (NSC) Software License and Development Agreement, effective June 5, 1997, between SBF Bourse de Paris and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.11 to Chicago Mercantile Exchange Holdings Inc. Form 10-K, filed with the SEC on March 21, 2003, File No. 001-31553).

10.12	*	CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.12 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on October 1, 2001, File No. 333-66988).

10.13	*	Non-Termination Agreement, effective December 26, 2002, Regarding the CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. and Amendment No. 1, dated December 26, 2002, to the CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.13 to Chicago Mercantile Exchange Holdings Inc. Form 10-K, filed with the SEC on March 21, 2003, File No. 001-31553).

10.14		Lease, dated as of November 11, 1983, between Chicago Mercantile Exchange Trust (successor to CME Real Estate Co. of Chicago, Illinois) and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.14 to Chicago Mercantile Exchange Inc.’s Form S-4 dated February 24, 2000, File No. 333-95561), first amendment thereto, dated as of December 6, 1989 (incorporated by reference to Exhibit 10.14 to Chicago Mercantile Exchange Inc.’s Form S-4 dated February 24, 2000, File No. 333-95561) and second amendment thereto made as of October 7, 2004 (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on October 19, 2004, File No. 001-31553).

10.15		Lease, dated March 31, 1988, between EOP—10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated June 2, 1981 and known as Trust No. 51234) and Chicago Mercantile Exchange Inc. relating to 10 South Wacker Drive, including First Amendment thereto, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.15 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 33-95561), second amendment thereto, dated January 7, 2002, Third Amendment thereto, dated May 3, 2002, Fourth Amendment thereto, dated August 22, 2002, Fifth Amendment thereto, dated October 1, 2002 (incorporated by reference to Exhibit 10.12 to Chicago Mercantile Exchange Holdings Inc.’s Form S-1, filed with the SEC on December 2, 2002, File No. 333-90106), Sixth Amendment thereto, dated as of May 1, 2003 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 9, 2004, File No. 001-31553), the Seventh Amendment thereto, dated as of April 20, 2004 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 9, 2004, File No. 001-31553) and the Eight Amendment thereto, dated as of October 29, 2004 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 9, 2004, File No. 001-31553).

10.16		Lease, dated May 11, 1981, between EOP—10 & 30 South Wacker, L.L.C., as beneficiary of a land trust, dated October 1, 1997, and known as American National Bank and Trust Company of Chicago Trust No. 123434-06 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated March 20, 1980 and known as Trust No. 48268) and Chicago Mercantile Exchange Inc. relating to 30 South Wacker Drive, including First Amendment thereto, dated as of February 1, 1982, Second Amendment thereto, dated as of April 26, 1982, Third Amendment thereto, dated as of June 29, 1982, Fourth Amendment thereto, dated as of July 28, 1982, Fifth Amendment thereto, dated as of October 7, 1982, Sixth Amendment thereto, dated as of July 5, 1983, Seventh Amendment thereto, dated as of September 19, 1983, Eighth Amendment thereto, dated as of October 17, 1983, Ninth Amendment thereto, dated as of December 3, 1984, Tenth Amendment thereto, dated as of March 16, 1987, Eleventh Amendment thereto, dated as of January 1, 1999, Twelfth Amendment thereto, dated as of June 30, 1999 (incorporated by reference to Exhibit 10.16 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 333-95561).

10.17

Credit Agreement, dated as of October 15, 2005, among Chicago Mercantile Exchange Inc., each of the banks from time to time party thereto and the Bank of New York, as collateral agent (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on October 19, 2005, File

No. 001-31553).

10.18	**	Agreement, dated November 7, 2003 between Chicago Mercantile Exchange Inc. and Craig S. Donohue (incorporated by reference to Exhibit 10.19 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004, File No. 001-31553).

10.19	**	Agreement, dated November 7, 2003 between Chicago Mercantile Exchange Inc. and Phupinder Gill (incorporated by reference to Exhibit 10.19 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004), including the First Amendment thereto, effective as of December 20, 2005 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on December 23, 2005, File No. 000-33379).

10.20	**

Chicago Mercantile Exchange Holdings Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 11, 2003, File

No. 001-31553).

10.21	***	Clearing Services Agreement, dated April 16, 2003, between Chicago Mercantile Exchange Inc. and The Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 11, 2003, File No. 001-31553) and the first amendment thereto, dated as of March 1, 2004 (incorporated by reference to Exhibit 10.1 to the Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on May 5, 2004, File No. 001-31553).

10.22	**	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Jack Sandner, dated October 10, 2005 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379).

10.23	**	Agreement, dated November 21, 2003, between Chicago Mercantile Exchange Inc. and James Krause (incorporated by reference to Exhibit 10.23 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004, File No. 001-31553), including the First Amendment thereto, effective on June 1, 2004.

10.24

Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Leo Melamed, dated January 31, 2005 (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc.’s

Form 8-K, filed with the SEC on February 3, 2005, File No. 001-31553).

10.25	**	2005 Director Stock Plan (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on April 28, 2005, File No. 001-31553).

10.26	**	Form of Equity Stipend Grant Letter for Non-Executive Directors (incorporated by reference to Exhibit 99.2 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on April 28, 2005, File No. 001-31553).

10.27	**	Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on April 28, 2005, File No. 001-31553).

10.28		Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Leo Melamed, dated November 14, 2005.

10.29	**	Agreement, effective as of February 6, 2006, between Chicago Mercantile Exchange Inc. and John P. Davidson III (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on February 8, 2006, File No 000-33379).

13.1		Specified portions of Chicago Mercantile Exchange Holdings Inc.’s annual report to shareholders for the year ended December 31, 2005.

21.1		List of Subsidiaries of Chicago Mercantile Exchange Holdings Inc.

23.1		Consent of Ernst & Young LLP.

31.1		Section 302 Certification – Craig S. Donohue, Chief Executive Officer.

31.2		Section 302 Certification – James E. Parisi– Managing Director and Chief Financial Officer.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC.

**	Management contract or compensatory plan or arrangement.

***	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 6th day of March, 2006.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

By:	/s/ James E. Parisi
James E. Parisi Managing Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2006.

Signature	Title

/s/ Craig S. Donohue Craig S. Donohue	Chief Executive Officer and Director

/s/ Terrence A. Duffy Terrence A. Duffy	Chairman of the Board and Director

/s/ James E. Parisi James E. Parisi	Managing Director and Chief Financial Officer

/s/ Nancy W. Goble Nancy W. Goble	Managing Director and Chief Accounting Officer

/s/ Dennis H. Chookaszian Dennis H. Chookaszian	Director

/s/ Martin J. Gepsman Martin J. Gepsman	Director

/s/ Daniel R. Glickman Daniel R. Glickman	Director

/s/ Elizabeth Harrington Elizabeth Harrington	Director

/s/ Bruce F. Johnson Bruce F. Johnson	Director

/s/ Gary M. Katler Gary M. Katler	Director

/s/ Patrick B. Lynch Patrick B. Lynch	Director

/s/ Leo Melamed Leo Melamed	Director

Signature	Title

/s/ William P. Miller II William P. Miller II	Director

/s/ James E. Oliff James E. Oliff	Director

/s/ Alex J. Pollock Alex J. Pollock	Director

/s/ William G. Salatich, Jr. William G. Salatich, Jr.	Director

/s/ John F. Sandner John F. Sandner	Director

/s/ Terry L. Savage Terry L. Savage	Director

/s/ Myron S. Scholes Myron S. Scholes	Director

/s/ William R. Shepard William R. Shepard	Director

/s/ Howard J. Siegel Howard J. Siegel	Director

/s/ David J. Wescott David J. Wescott	Director