Form 10-Q
period 2006-03-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2006-05-08
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer    ☒                    Accelerated filer     ☐                    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 26, 2006 was as follows: 34,643,395 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you to not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

•	increasing competition by foreign and domestic competitors, including new entrants into our markets;

•	our ability to keep pace with rapid technological developments, including our ability to complete the development and implementation of the enhanced functionality required by our customers;

•	our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and our ability to maintain the competitiveness of our existing products and services;

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to continue to generate revenues from our processing services provided to third parties;

•	our ability to maintain existing customers and attract new ones;

•	our ability to expand and offer our products in foreign jurisdictions;

•	changes in domestic and foreign regulations;

•	changes in government policy, including policies relating to common or directed clearing;

•	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to generate revenue from our market data that may be reduced or eliminated by the growth of electronic trading;

•	changes in our rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure;

•	the ability of our financial safeguards package to adequately protect us from the credit risks of our clearing members;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

•	economic, political and market conditions;

•	our ability to accommodate increases in trading volume without failure or degradation of performance of our systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax on futures and options on futures transactions; and

•	the seasonality of the futures business.

For a detailed discussion of these and other factors that might affect our performance, see Item 1A. in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 6, 2006.

CME Globex® and CME Economic Derivatives™ are our registered trademarks. CME E-mini™ is our service mark. TRAKRSsm and other trade names, service marks, trademarks and registered trademarks that are not proprietary to us, are the property of their respective owners and used herein under license.

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

All references to options contracts in the text of this document refer to options on futures contracts.

In this Quarterly Report on Form 10-Q, we refer to our cash earnings, a non-gaap number. A reconciliation of our cash earnings for the quarter ended March 31, 2006 to net income is set forth on page 18.

Item 1. Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$715,682	$610,891
Marketable securities available for sale, including pledged securities of $70,065 and $70,165	274,386	292,862
Collateral from securities lending	2,463,043	2,160,893
Accounts receivable, net of allowance of $667 and $828	115,984	86,980
Other current assets	33,517	39,669
Cash performance bonds and security deposits	585,572	592,127

Total current assets	4,188,184	3,783,422
Property, net of accumulated depreciation and amortization of $306,494 and $293,543	152,560	153,329
Other assets	50,282	32,643

Total Assets	$4,391,026	$3,969,394

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$16,403	$23,553
Payable under securities lending agreements	2,463,043	2,160,893
Other current liabilities	98,023	53,354
Cash performance bonds and security deposits	585,572	592,127

Total current liabilities	3,163,041	2,829,927
Other liabilities	22,806	20,783

Total Liabilities	3,185,847	2,850,710

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 34,609,024 and 34,544,719 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	346	345
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	342,038	324,848
Retained earnings	865,997	796,398
Accumulated net unrealized securities losses	(3,202)	(2,907)

Total Shareholders’ Equity	1,205,179	1,118,684

Total Liabilities and Shareholders’ Equity	$4,391,026	$3,969,394

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2006	2005
Revenues
Clearing and transaction fees	$200,797	$160,846
Processing services	18,125	16,796
Quotation data fees	20,100	17,777
Access fees	4,878	4,732
Communication fees	2,226	2,366
Investment income	11,409	5,476
Securities lending interest income	27,736	10,243
Other	5,202	5,670

Total Revenues	290,473	223,906
Securities lending interest expense	(27,097)	(9,716)

Net Revenues	263,376	214,190

Expenses
Compensation and benefits	49,837	43,929
Communications	7,848	6,828
Technology maintenance	7,262	6,237
Professional fees and outside services	8,131	5,545
Depreciation and amortization	17,387	14,791
Occupancy	7,248	6,870
Licensing and other fee agreements	5,932	3,967
Marketing, advertising and public relations	3,096	2,238
Other	6,134	5,643

Total Expenses	112,875	96,048

Income Before Income Taxes	150,501	118,142
Income tax provision	(59,088)	(47,257)

Net Income	$91,413	$70,885

Earnings per Common Share:
Basic	$2.64	$2.07
Diluted	2.61	2.04

Weighted Average Number of Common Shares:
Basic	34,581	34,166
Diluted	35,044	34,718

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Net Unrealized Securities Losses	Total Shareholders’ Equity
Balance at December 31, 2005	34,544,719	3,138	$325,193	$796,398	$(2,907)	$1,118,684
Comprehensive income:
Net income				91,413		91,413
Change in net unrealized loss on securities, net of tax of $194					(295)	(295)

Total comprehensive income						91,118
Cash dividends on common stock of $0.63 per share				(21,814)		(21,814)
Sale of membership shares by OneChicago, LLC, net of tax of $1,746			2,646			2,646
Exercise of stock options	62,501		1,776			1,776
Excess tax benefits from option exercises and restricted stock vesting			9,442			9,442
Vesting of issued restricted Class A common stock	1,804
Stock-based compensation			3,327			3,327

Balance at March 31, 2006	34,609,024	3,138	$342,384	$865,997	$(3,202)	$1,205,179

Balance at December 31, 2004	34,098,623	3,138	$261,391	$552,801	$(1,595)	$812,597
Comprehensive income:
Net income				70,885		70,885
Change in net unrealized loss on securities, net of tax of $1,045					(1,635)	(1,635)

Total comprehensive income						69,250
Cash dividends on common stock of $0.46 per share				(15,753)		(15,753)
Exercise of stock options	101,557		1,492			1,492
Excess tax benefits from option exercises and restricted stock vesting			7,952			7,952
Vesting of issued restricted Class A common stock	5,298
Stock-based compensation			2,373			2,373

Balance at March 31, 2005	34,205,478	3,138	$273,208	$607,933	$(3,230)	$877,911

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$91,413	$70,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,387	14,791
Stock-based compensation	3,327	2,373
Amortization of shares issued to Board of Directors	119	—
Change in deferred income taxes	(13,017)	2,316
Loss on investment in OneChicago, LLC	389	832
Amortization of net premiums on marketable securities	240	637
Amortization of purchased intangibles	209	168
Loss on disposal of fixed assets	—	162
Change in allowance for doubtful accounts	(161)	(198)
Change in accounts receivable	(28,843)	(19,948)
Change in other current assets	6,200	(2,197)
Change in other assets	(986)	(3,142)
Change in accounts payable	(7,150)	(1,562)
Change in other current liabilities	44,669	10,256
Change in other liabilities	2,023	1,170

Net Cash Provided by Operating Activities	115,819	76,543

Cash Flows from Investing Activities:
Purchases of property, net	(16,620)	(15,812)
Proceeds from maturities of marketable securities	17,747	18,692
Contingent payments to Liquidity Direct Technology, LLC	(415)	(57)
Capital contributions to OneChicago, LLC	(1,144)	—

Net Cash Provided by (Used in) Investing Activities	(432)	2,823

Cash Flows from Financing Activities:
Cash dividends	(21,814)	(15,753)
Proceeds from exercise of stock options	1,776	1,492
Excess tax benefits related to employee option exercises and restricted stock vesting	9,442	7,952

Net Cash Used in Financing Activities	(10,596)	(6,309)

Net change in cash and cash equivalents	104,791	73,057
Cash and cash equivalents, beginning of period	610,891	357,562

Cash and Cash Equivalents, End of Period	$715,682	$430,619

Supplemental Disclosure of Cash Flow Information:
Interest paid (excluding interest for securities lending)	$—	$76
Income taxes paid	2,986	25
Non-cash investing activities:
Change in unrealized securities losses	(489)	(2,680)
Sale of membership shares by OneChicago, LLC	4,392	—

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

The consolidated financial statements include Chicago Mercantile Exchange Inc., and its subsidiaries (CME or the exchange) as well as CME Holdings (collectively, the company). In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of the company at March 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Exhibit 13.1 of the CME Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005. Quarterly results are not necessarily indicative of results for any subsequent period.

Certain reclassifications have been made to the 2005 financial statements to conform to the presentation in 2006.

2. Performance Bonds and Security Deposits

Each firm that clears futures and options on futures contracts traded on the exchange is required to deposit and maintain specified performance bonds and security deposits principally in the form of cash, funds deposited in the various Interest Earning Facility programs, U.S. Government and certain foreign government securities, bank letters of credit or shares of specific U.S. equities. For the Chicago Board of Trade (CBOT) products cleared by CME, CME combines those positions with that clearing firm’s CME positions to create a single portfolio for which performance bond and security deposit requirements are calculated. These performance bonds and security deposits are available to meet the financial obligations of that clearing firm to the exchange. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of the exchange in excess of amounts needed for normal operations. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets and offsetting liabilities may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Exhibit 13.1 to CME Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005.

3. Contingencies and Guarantees

Mutual Offset Agreement. When a clearing firm of CME chooses to execute an after-hours trade in an eligible product at the Singapore Exchange Limited (SGX), the resulting trade can be transferred from SGX to CME, and CME assumes the financial obligation to SGX for the transferred trade. A similar obligation can occur when a clearing firm of SGX chooses to execute a trade in an eligible product at CME. The net position of each exchange to the other is marked-to-market daily based on the settlement prices of the applicable exchange, and settlement is made between the exchanges in cash. To allow for adequate and timely funding of the settlement and in the unlikely event of a payment default by a clearing firm, CME and SGX each maintain collateral payable to the other exchange. Under the terms of this mutual offset agreement, CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At March 31, 2006, CME was contingently liable to SGX on irrevocable letters of credit totaling $83.0 million and had pledged securities of $70.1 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of security deposits and performance bonds of the defaulting clearing firm.

Employment-Related Agreements. On April 3, 2006, the exchange entered into a new agreement with Craig S. Donohue, its Chief Executive Officer. The three-year agreement is effective from January 1, 2006 and is subject to renewal by mutual written agreement. Under the terms of the agreement, Mr. Donohue’s annual base salary will be at least $850,000. In the event of a termination without cause as defined in the agreement, Mr. Donohue is entitled to a one-time lump sum severance payment equal to two times his current base salary and will automatically vest in any outstanding equity awards that would have vested during the remaining term of the agreement. In the event Mr. Donohue voluntarily terminates the agreement for good reason, as defined in the agreement, Mr. Donohue is entitled to a one-time lump sum severance payment equal to two times his current base salary and will automatically vest in any outstanding equity awards.

4. Stock-Based Payments

CME Holdings has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 4.0 million Class A shares have been reserved for awards under the Omnibus Plan. Awards totaling 3.0 million shares have been granted and are outstanding or have been exercised under the Omnibus Plan at March 31, 2006. Awards granted in 2001 and 2002 vest over a four-year period, with 40% vesting one year after the grant date and 20% vesting on that same date in each of the following three years. Awards granted after 2002 generally vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years.

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires the use of the fair value method of accounting for share-based payments, which the company previously adopted in 2002 and applied retroactively to January 1, 2000. SFAS No. 123(R) also requires that the company estimate expected forfeitures of stock grants instead of the previous practice of accounting for forfeitures as they occur.

In the first quarter of 2006, the company granted stock options totaling 3,600 shares to various employees under the Omnibus Plan. The options have a ten-year term with an exercise price of $430.47, the market price at the grant date. The fair value of these options totaled $0.7 million, measured at the grant dates using the Black-Scholes valuation model. A risk-free rate of 4.7% was used over an expected life of 6.5 years, calculated using the simplified method, with a weighted-average implied volatility factor of 35.6% and a dividend yield of 0.6%. This compensation expense will be recognized on an accelerated basis over the vesting period.

The following table summarizes stock option activity for the period:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,077,091	$106.50
Granted	3,600	430.47
Exercised	(62,501)	38.17
Cancelled	(6,982)	127.04

Outstanding at March 31, 2006	1,011,208	$111.74

Exercisable at March 31, 2006	329,508	$42.32

Stock options outstanding at March 31, 2006 had a weighted average remaining contractual life of 7.4 years and an aggregate intrinsic value of $339.5 million. Stock options exercisable at March 31, 2006 had a weighted average remaining contractual life of 5.9 years and an aggregate intrinsic value of $133.5 million.

The weighted average grant date fair value of options granted during the quarters ended March 31, 2006 and 2005 was $181.85 and $85.89, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005, was $23.3 million and $18.2 million, respectively.

In the first quarter of 2006, the company also granted 200 shares of restricted Class A common stock that have the same vesting provisions as the stock options granted during the quarter. The compensation expense related to this grant is $86,000 which will be recognized on an accelerated basis over the vesting period.

The following table summarizes restricted stock activity for the quarter:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	22,630	$138.30
Granted	200	430.47
Vested	(1,804)	94.59
Cancelled	(426)	114.86

Outstanding at March 31, 2006	20,600	$145.45

The total fair value of restricted stock that vested during each of the quarters ended March 31, 2006 and 2005 was $0.7 and $1.1 million, respectively.

Total compensation expense for stock-based payments was $3.3 million for the quarter ended March 31, 2006, and $2.4 million for the quarter ended March 31, 2005. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $1.3 million for the quarter ended March 31, 2006, and $0.9 million for the quarter ended March 31, 2005.

At March 31, 2006, there was $17.4 million of total unrecognized compensation expense related to share-based compensation arrangements that had not yet vested. That expense is expected to be recognized over a weighted average period of 2.4 years.

Finally, as a result of the adoption of SFAS No. 123(R), the company has classified the excess tax benefits related to employee option exercises and restricted stock vesting as financing activities in the consolidated statements of cash flows rather than the previous practice of including this as part of operating activities. This change in classification reduces net operating cash flows and increases net financing cash flows for all periods presented.

5. Investment in OneChicago, LLC

OneChicago, LLC (OneChicago) is the single-stock futures joint venture of the Chicago Board Options Exchange, CME and the CBOT. OneChicago develops, lists for trading, markets, regulates, clears and settles transactions in single-stock futures, as well as futures on exchange traded funds and on narrow-based indices. On March 15, 2006, Interactive Brokers Group LLC made an investment for a 40% interest in OneChicago. CME’s ownership in the joint venture decreased from approximately 40% to 24% as a result of the transaction. In accordance with the Security and Exchange Commission’s Staff Accounting Bulletin No. 84, “Accounting for Sales of Stock by a Subsidiary,” CME recorded an increase in its investment and additional paid-in capital, net of tax, related to the transaction.

6. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. The diluted weighted average number of common shares outstanding at March 31, 2006 excludes the incremental effect related to 4,600 outstanding stock options and restricted stock awards that would be anti-dilutive.

	Quarter Ended March 31,
(in thousands, except per share data)	2006	2005
Net Income	$91,413	$70,885
Weighted Average Number of Common Shares:
Basic	34,581	34,166
Effect of stock options	451	529
Effect of restricted stock grants	12	23

Diluted	35,044	34,718

Earnings per Share:
Basic	$2.64	$2.07
Diluted	2.61	2.04

7. Subsequent Event

On May 4, 2006, CME Holdings and its wholly owned subsidiaries, CME and CME FX Marketplace Inc., entered into an agreement with Reuters Group PLC and its wholly owned subsidiaries, Reuters Holdings Limited and Reuters Limited, to create FXMarketSpace Limited, the world’s first centrally-cleared, global foreign exchange marketplace, through a joint venture owned 50% each by CME Holdings and Reuters. CME Holdings and Reuters will be required to contribute capital of up to $45.0 million each to fund the venture through to profitability. CME Holdings and Reuters have begun development of the network platform and expect the venture to launch in early 2007. The formation of FXMarketSpace is subject to certain regulatory and shareholder approvals and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Exhibit 13.1 of our Annual Report on Form  10-K for the fiscal year ended December 31, 2005.

References in this discussion and analysis to “we” and “our” are to Chicago Mercantile Exchange Holdings Inc. and its consolidated subsidiaries, collectively. References to our “exchange” are to Chicago Mercantile Exchange Inc. and its subsidiaries, collectively.

Results of Operations for the First Quarter of 2006 Compared with the First Quarter of 2005

2006 First Quarter Financial Highlights

•	Net revenues grew by 23% to $263.4 million primarily as a result of increases in clearing and transaction fees, investment income and quotation data fees.

•	Total expenses increased by 18% to $112.9 million driven primarily by higher compensation and benefits and technology spending related to additional capacity, functionality and processing speed. For 2006, we expect total expenses to increase 12% to 13% compared with 2005.

•	Operating margin, defined as income before income taxes expressed as a percentage of net revenues, increased from 55% in the first quarter of 2005 to 57% for the same period in 2006.

•	Cash earnings increased by $22.6 million to $93.9 million for the first quarter of 2006 compared with the same period in 2005.

Revenues

	Quarter Ended March 31,		Increase (Decrease)
(dollars in millions)	2006	2005	Amount	Percentage
Clearing and transaction fees	$200.8	$160.8	$40.0	25%
Processing services	18.1	16.8	1.3	8
Quotation data fees	20.1	17.8	2.3	13
Access fees	4.9	4.7	0.2	3
Communication fees	2.2	2.4	(0.2)	(6)
Investment income	11.4	5.5	5.9	108
Securities lending interest income	27.7	10.2	17.5	n.m.
Other	5.2	5.7	(0.5)	(8)

Total Revenues	290.4	223.9	66.5	30
Securities lending interest expense	(27.0)	(9.7)	(17.3)	n.m.

Net Revenues	$263.4	$214.2	$49.2	23

n.m. not meaningful

Revenue Highlights. There was a 23% increase in net revenues driven primarily by the following:

•	Record overall quarterly trading volume, in conjunction with growth in electronic trading volume for all major product lines were the primary drivers of the $40.0 million increase in clearing and transaction fees.

•	Rising market interest rates that had a favorable impact on investment income. Additionally, increased funds available for investment contributed to the $5.9 million increase compared with the same period in 2005.

•	Increased subscriber fees that became effective January 1, 2006 resulted in additional quotation data fees of $2.3 million compared with 2005.

•	Higher volume at the Chicago Board of Trade (CBOT) primarily contributed to the additional $1.3 million of processing services revenue during the first quarter of 2006.

Clearing and Transaction Fees. Average daily volume increased 26% during the first quarter of 2006 compared with the same period in 2005 driven by record quarterly volumes in all major product lines. In March 2006, we set a monthly volume record with an average 5.3 million contracts traded daily. In addition, the percentage of trading volume executed through the CME Globex platform increased. Typically, fees are charged for electronic trades on the CME Globex platform in addition to the clearing fees assessed on all trades executed on our exchange.

The following table summarizes average daily trading volume (in thousands) and revenue for the quarters ended March 31. All amounts exclude TRAKRS and auction-traded products.

	2006	2005	Percentage Change
CME Product Line Volume:
Interest rate	2,918	2,235	31%
Equity	1,560	1,366	14
Foreign exchange	407	294	38
Commodity	73	51	42

Total Average Daily Volume	4,958	3,946	26

CME Globex Volume	3,435	2,618	31
CME Globex Volume as a Percentage of Total Volume	69%	66%
Clearing and Transaction Fees (in millions)	$200.6	$160.8
Average Rate per Contract	$0.652	$0.668

Despite a decrease in market volatility, interest rate volume increased during the first quarter of 2006 primarily due to:

•	The continued impact of our tiered pricing to high volume traders;

•	Increased utilization of competitive fee programs designed to encourage market maker participation;

•	Rising short-term interest rates; and

•	Expanded use of our electronic trading platform resulting from technological enhancements.

Average daily volume of interest rate products traded electronically increased to 1.7 million contracts from 1.1 million contracts during the same period in 2005, representing 57% and 51%, respectively, of total interest rate volume. During the first quarter of 2006, average daily volume of CME Eurodollar options increased by 38%, to 1.0 million contracts. The average daily volume of CME Eurodollar options traded electronically increased by 40,000 contracts to 52,000 contracts.

Growth in our CME E-mini equity products was primarily due to an increase in distribution to customers and occurred despite continuing low volatility in the equity markets when compared with the prior year. The average daily volume of E-mini equity products increased by 14% to 1.4 million contracts during the first quarter of 2006 compared with the same period in 2005. We experienced strong growth in the average daily volume of our E-mini equity options products, which increased by 17,400 contracts to 26,800 contracts in the first quarter of 2006.

Growth in foreign exchange was primarily the result of increased demand from automated trading systems and technological enhancements that allow faster execution. We also continue to experience growth as a result of fee incentive programs and programs implemented in 2005 designed to attract commodity trading advisors and large hedge funds. In the first quarter of 2006, 85% of our foreign exchange volume traded through the CME Globex platform compared with 76% during the same period in 2005.

During the first quarter of 2006, the average daily volume of commodity products increased by 42% compared with the same period in 2005 and represented record average daily volume for the product line. The increase was due to the growing appeal of commodities as an asset class which has attracted additional trading activity in these products.

The impact of the increase in trading volume was partially offset by a decrease in the average rate, or revenue, per contract. The average rate per contract decreased to $0.652 for the first quarter of 2006 from $0.668 for the same period in 2005 primarily due to the following factors:

•	An increasing percentage of trades executed by member customers, partly as a result of an increase in the number of inactive clearing firms and increased volume from automated trading systems that receive member rates.

•	Growth in interest rate, equity and foreign exchange trading volume resulted in higher incentives and discounts that reduced the average rate per contract by $0.022 during the first quarter of 2006.

•	An increase in the proportion of volume that came from interest rate products, our lowest priced product line, from 57% in the first quarter of 2005 to 59% in the same period of 2006.

These decreases were partially offset by pricing increases implemented in August 2005 and a higher percentage of trades, for all product lines, on the CME Globex platform.

In April 2006, we announced a new incentive program to increase electronic trading of CME Eurodollar options. The program is effective from May through December 2006. The program provides a reduced fee schedule for customers meeting percentage thresholds for electronic trading of CME Eurodollar options.

Processing Services. The revenue increase was mainly a result of increased trading volume at the CBOT. We cleared 192.7 million contracts for the CBOT during the first quarter of 2006, an increase of 11.3% compared with the same period in 2005. This increase in volume generated incremental revenue of $1.5 million when compared with the first quarter of 2005. During the first quarter of 2006, there was no revenue from the New York Mercantile Exchange (NYMEX) because our prior agreement with NYMEX expired in November 2005. On April 6, 2006, we signed a 10-year agreement with NYMEX to list their energy futures contracts on the CME Globex platform which we expect will launch in the second quarter of 2006. Under the terms of the agreement, we will receive the greater of a fixed annual payment or fees based on average daily volume. Based on our initial volume projections, we expect the average rate per round turn contract to range from $0.35 to $0.50 during the first few years of the agreement.

Quotation Data Fees. The growth in revenue resulted primarily from the increase in our fees implemented on January 1, 2006. Users of our basic service currently pay $40 per month for each market data screen, or device, an increase from the $35 monthly charge that was in effect during 2005. This resulted in a $2.4 million increase in subscriber fees for the first quarter of 2006 compared with the same period in 2005.

For the first quarter of 2006, approximately 55% of our quotation data fee revenue was generated from the two largest resellers of our market data. If one of these vendors no longer subscribed to our market data, we believe the majority of the firm’s customers would likely subscribe to our market data through another reseller. Therefore, we do not believe we are exposed to significant risk of loss of quotation data fees revenue.

Investment Income. Rising market interest rates and continued growth in funds available for investment were the primary drivers of the increase in investment income. Excluding our non-qualified deferred compensation plan and the first Interest Earning Facility programs (IEF), which were discontinued in December 2005, the annualized average rate earned on investments increased to 3.7% in the first quarter of 2006 from 2.4% during the same period in 2005. This represented an increase in investment income of approximately $3.6 million. Funds available for investment increased resulting in an additional $2.0 million of interest income. Finally, we experienced a $0.8 million increase in the investment results of our non-qualified deferred compensation plan. This increase does not impact net income as there is an equal increase in our compensation and benefits expense.

Securities Lending Interest Income and Expense. The average daily balance of proceeds from securities lending activity was $2.5 billion for the first quarter of 2006 and $1.6 billion for the same period in 2005. This increase in funds available for lending is a result of a policy change that increased the amount of securities eligible for lending to 70% from 50%. This policy change was effective in October 2005. Additionally, there was an increase in the balance of firm securities held that were eligible for securities lending. The net revenues from securities lending represented an annualized return of

0.10% for the first quarter of 2006 compared with 0.13% during the same period in 2005. The continued increase in interest rates by the Federal Open Market Committee of the Federal Reserve as well as fluctuations in demand for various securities in the securities lending program impacted our net return on securities lending for the period ending March 31, 2006 when compared with the same period of the previous year.

Other Revenue. The decrease is primarily attributable to a decrease in net trading gains at GFX Corporation (GFX), our wholly owned subsidiary that engages primarily in CME foreign exchange futures transactions.

FXMarketSpace. On May 4, 2006, we entered into an agreement with Reuters Group PLC to create FXMarketSpace Limited, a 50/50 joint venture company in global foreign exchange trading. We expect our share of the pre-tax start up losses to be approximately $20 to $25 million with about $5 million expected in 2006. FXMarketSpace is anticipated to achieve profitability in 2008.

Expenses

	Quarter Ended March 31,		Increase (Decrease)
(dollars in millions)	2006	2005	Amount	Percentage
Compensation and benefits	$49.8	$43.9	$5.9	13%
Communications	7.9	6.8	1.1	15
Technology maintenance	7.3	6.2	1.1	16
Professional fees and outside services	8.1	5.6	2.5	47
Depreciation and amortization	17.4	14.8	2.6	18
Occupancy	7.3	6.9	0.4	6
Licensing and other fee agreements	5.9	4.0	1.9	50
Marketing, advertising and public relations	3.1	2.2	0.9	38
Other	6.1	5.6	0.5	9

Total Expenses	$112.9	$96.0	$16.9	18

Expense Highlights. While there was a 23% increase in net revenues in the first quarter of 2006, total expenses increased by 18% driven primarily by the following factors:

•	Increases in annual salaries and the rising costs of related benefits, as well as increases in average headcount and stock-based compensation resulted in higher compensation and benefits expense.

•	Improvement of our infrastructure and reduced processing speed required additional equipment, which resulted in increased depreciation and amortization.

•	Exploration of business growth opportunities and litigation costs resulted in additional legal services and increased professional fees and outside services.

•	Increased rates associated with the extension of our agreements with The Nasdaq Stock Market Inc. and Standard & Poor’s (S&P) and volume growth in these products resulted in increased licensing fees.

Compensation and Benefits. The primary drivers of the increase in this expense were:

•	Annual salary increases and related increases in employer taxes and benefits resulted in $2.4 million of additional expense in the first quarter of 2006 compared with the same period in 2005.

•	Growth in average headcount of 5%, or 58 employees, in the first quarter of 2006 compared with the same period in 2005 resulted in additional expense of $1.7 million. We had 1,355 employees at March 31, 2006.

•	Increased stock-based compensation of $1.0 million to $3.3 million when compared with the same quarter in 2005 was primarily attributable to an increase in the number of options outstanding that have not yet vested as well as an increase in the fair value per share of options granted in June 2005. The increase in fair value was primarily the result of a rise in our stock price.

•	Earnings on our non-qualified deferred compensation plan balances, which are included in compensation and benefits expense but do not affect net income because of an equal and offsetting change in investment income, increased by $0.8 million.

Communications. Ongoing bandwidth upgrades as well as growth in the number of new CME Globex platform connections and increased capacity in our European and Asian hubs resulted in an increase in communications expense.

Technology Maintenance. Additional capital purchases were required to accommodate our 16% growth in the number of transactions we processed electronically during the first quarter of 2006 compared with the same period in 2005. As a result, our expenses for computer and software maintenance increased.

Professional Fees and Outside Services. Legal fees increased $1.3 million in the first quarter of 2006 compared with the same period in 2005 due to the examination of various business growth opportunities as well as litigation costs related to the ongoing antitrust suit filed by Eurex U.S. in 2003. In addition, technology-related professional fees, net of amounts capitalized for internally developed software, increased $1.0 million in the first quarter of 2006 due largely to the use of consulting services to support the initial stages of several clearing systems projects as well as ongoing projects to further develop our enhanced options strategy.

Depreciation and Amortization. Depreciation and amortization of 2005 property additions exceeded the depreciation and amortization of assets that have become fully depreciated or retired since January 1, 2005. Property additions totaled $16.6 million for the first quarter of 2006 and $87.6 million for the year 2005. Technology-related assets, defined as purchases of computers and related equipment, software, internally developed software, and costs associated with the build-out of our data centers, represented approximately 98% and 91%, respectively, of these additions.

Licensing and Other Fee Agreements. The increase in expense was primarily due to an increase in licensing rates, related primarily to S&P-licensed equity products, which went into effect after the first quarter of 2005. The renegotiated licensing rates resulted in $1.5 million of incremental expense in the first quarter of 2006 compared with the same period in 2005. Higher average daily trading volume, especially for CME E-mini licensed products, also resulted in additional expense of $0.6 million during the first quarter of 2006.

Marketing, Advertising and Public Relations. The increase was the result of continued rebranding of brochures and direct marketing materials and increased online advertising.

Income Tax Provision

The effective tax rate was 39.3% for the first quarter of 2006, compared with 40.0% for the same period in 2005. The decrease was due primarily to increased investments in tax-advantaged securities.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $115.8 million for the quarter ended March 31, 2006 and $76.5 million for the same period in 2005. The net cash provided by operations increased in the first quarter of 2006 primarily because of improved operating results. Net cash provided by operations was $24.4 million higher than net income for the quarter. Contributing to the net cash provided by operations were increases in other current liabilities of $44.7 million, primarily in income taxes payable, and depreciation and amortization of $17.4 million. Offsetting these increases was an increase in accounts receivable of $28.8 million. Accounts receivable at the end of any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash used in investing activities was $0.4 million for the quarter ended March 31, 2006 compared with $2.8 million of cash provided by investing activities for the quarter ended March 31, 2005. The increase in cash used of $3.2 million was primarily due to a $1.1 million contribution to OneChicago, LLC in 2006 and a $0.9 million decrease in proceeds from maturities of marketable securities. Also contributing to the increase in cash used was a $0.8 million increase in purchases of property.

Cash used in financing activities was $10.6 million for the quarter ended March 31, 2006 compared with $6.3 million for the quarter ended March 31, 2005. The increase was primarily due to the $21.8 million cash dividend awarded to shareholders for the quarter ended March 31, 2006 compared with $15.8 million for the same quarter in 2005. This was partially offset by a $1.5 million increase in the excess tax benefit from employee option exercises and restricted stock vesting. As of January 1, 2006, the excess tax benefit related to employee option exercises and restricted stock vesting has been reflected as part of cash flows from financing activities for all periods presented, rather than the previous classification as part of cash flows from operating activities, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments.”

On April 27, 2006, the Board of Directors declared a regular quarterly dividend of $0.63 per share payable on June 26, 2006 to shareholders of record as of June 9, 2006. Assuming no changes in the number of shares outstanding, the dividend payment will total $21.8 million.

Debt Instruments. We maintain a $750.0 million line of credit with a consortium of banks to be used in certain situations. The credit agreement continues to be collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in IEF2 and any performance bond deposits of the defaulting firm. The line of credit can only be drawn on to the extent it is collateralized. Security deposit collateral available and on deposit was $1.1 billion at March 31, 2006.

In October 2005, we approved the use of irrevocable letters of credit or up to $100.0 million in CME owned U.S. Treasury securities as performance bond collateral in connection with our mutual offset agreement with the Singapore Exchange Limited. At March 31, 2006, we were contingently liable on irrevocable letters of credit totaling $83.0 million and had pledged marketable securities of $70.1 million.

CME also guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures positions. The letter of credit will be utilized in the event GFX defaults in meeting requirements to its clearing firm.

Liquidity and Cash Management. Cash and cash equivalents totaled $715.7 million at March 31, 2006, compared with $610.9 million at December 31, 2005. The balance retained in cash and cash equivalents was a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices.

Current net deferred tax assets of $6.6 million and $6.4 million are included in other current assets at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, non-current net deferred tax assets, which are included in other assets, were $19.8 million and $8.5 million, respectively. These net deferred tax assets result primarily from depreciation, stock-based compensation and deferred compensation. There is no valuation reserve for these assets as we expect to fully realize their value in the future based on our expectation of future taxable income.

Historically, we have met our funding requirements from operations. If operations do not provide sufficient funds to meet capital expenditure requirements, short-term investments or marketable securities can be reduced to provide the needed funds or assets can be acquired through capital leases.

Cash Earnings. Cash earnings is the primary financial metric we use to measure cash flow. It is calculated as net income plus depreciation and amortization expense excluding any loss on disposal, plus stock-based compensation, reduced by its tax effect and less capital expenditures.

(dollars in millions)	Quarter Ended March 31, 2006
Net Income	$91.4
Depreciation and amortization expense (excludes loss on disposal of $0.3 million)	17.1
Stock-based compensation expense (net of tax of $1.3 million)	2.0
Capital expenditures	(16.6)

Cash Earnings	$93.9

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents interest rate risk relating to the marketable securities that are available for sale, as well as foreign currency exchange rate risk associated with our GFX derivatives trading portfolio.

Interest Rate Risk. Interest income from marketable securities, short-term cash investments and cash performance bonds and security deposits was $10.9 million in the first quarter of 2006 and $5.0 million for the same period in 2005. Our marketable securities experienced net unrealized losses of $0.5 million and $2.7 million during the quarters ended March 31, 2006 and 2005, respectively. There were no realized gains or losses in either period.

Expected maturities and interest coupon rates for marketable securities, all of which were fixed-rate securities, were as follows at March 31, 2006 (dollars in thousands):

Year	Principal Cash Flows	Weighted Average Interest Rate
2006	$55,824	3.41%
2007	143,517	3.80
2008	80,410	2.34

Total	$279,751	3.31

Fair Value	$274,386

The 2008 expected maturities include $26.7 million in principal amount of zero coupon marketable securities. Excluding zero coupon securities, the 2008 weighted average interest rate would be 3.51%.

Derivatives Trading Risk. GFX engages primarily in the purchase and sale of our foreign exchange futures contracts on the CME Globex platform to provide additional liquidity in these products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit market risk. Any potential impact on the earnings of GFX from a change in foreign exchange rates would not be significant. Net position limits are established for each trader and totaled $12.0 million in aggregate notional value as of March 31, 2006.

At March 31, 2006, GFX held futures positions with a notional value of $114.0 million, offset by a similar amount of spot foreign exchange positions. All positions are marked to market on a daily basis, with the resulting charge or credit reflected in other revenues.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to our legal proceedings as contained in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 6, 2006.

Item 1A. Risk Factors

Other than changes to the following risk factors, there have been no material changes to our Risk Factors as contained in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 6, 2006.

We generate significant revenue by providing processing services to third parties. If we are unable to continue to realize the benefits of these agreements, our revenues will be adversely impacted.

We have entered into agreements with third parties to provide processing services for which we receive significant revenue. We have an agreement with the CBOT to provide processing services for its futures and options on futures contracts. The initial term of the CBOT agreement expires in January 2009, with subsequent three-year renewals upon the mutual consent of the parties. We also entered into an agreement with NYMEX in April 2006 to be the exclusive electronic trading service provider for NYMEX’s energy futures and options contracts and certain of their other products on our CME Globex platform. The initial term of the NYMEX agreement is for ten years from the date of launch with rolling three-year extensions. In the first quarter of 2006 and in the years ended December 31, 2005 and 2004, we generated $18.1 million, $68.7 million and $55.9 million, respectively, in processing services revenue primarily from our agreement with the CBOT. Our future revenues from providing these processing services will be dependent on the CBOT’s and NYMEX’s trading volume, which is subject to a number of factors beyond their control. As futures exchanges, their ability to maintain or expand their trading volume and operate their business is subject to the same types of risks to which we are subject. Any significant decrease in the CBOT’s and/or NYMEX’s trading volume will result in a corresponding decrease in our realized benefits from our processing services agreements. Our net income from the processing services we provide will also depend on our ability to control our costs associated with providing such services.

The terms of our processing agreements also provide that both we and the other party may terminate the agreement in some circumstances. We cannot assure you that these agreements will not be terminated prior to the end of their term or that the agreements will be renewed after their initial term or that any renewal will be on terms as favorable to us. Any such event could have an adverse effect on our revenues.

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

We also may seek to expand or enhance some of our operations by forming joint ventures or alliances with various strategic partners throughout the world. Entering into joint ventures and alliances also entails risks, including difficulties in developing and expanding the business of newly formed joint ventures, exercising influence over the activities of joint ventures in which we do not have a controlling interest, and potential conflicts with our joint venture or alliance partners. We cannot assure you that any joint venture or alliance that we have entered into or may enter into in the future, will be successful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	90	$367.49	—	—
February 1 to February 28	336	$416.02	—	—
March 1 to March 30	—	—	—	—
Total	426	$391.76	—	—

All of the share amounts set forth in the above table represent shares of the Company’s Class A common stock that were surrendered to the Company in order to fulfill tax withholding obligations of employees upon the vesting of restricted stock on January 3, 2006 and February 4, 2006.

Item 6. Exhibits

10.1*	Employment Agreement, dated April 3, 2006, between Chicago Mercantile Exchange Inc. and Craig S. Donohue (incorporated by reference to Exhibit 10.1 to the Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on April 3, 2006, File No. 000-33379).

10.2*	Employment Agreement, dated February 3, 2006, between Chicago Mercantile Exchange Inc. and John P. Davidson III (incorporated by reference to Exhibit 10.1 to the Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on February 8, 2006, File No. 000-33379).

10.3**	Letter Agreement, dated March 30, 2006, amending the Amended and Restated License Agreement between Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc. and Chicago Mercantile Exchange Inc.

31.1	Section 302 Certification—Craig S. Donohue, Chief Executive Officer.

31.2	Section 302 Certification—James E. Parisi, Managing Director and Chief Financial Officer.

32.1	Section 906 Certification.

*	Management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
(Registrant)

Dated: May 8, 2006	By:	/s/ James. E. Parisi
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer