Form 10-Q
period 2006-06-30
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2006-08-07
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 26, 2006 was as follows: 34,757,811 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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

For a detailed discussion of these and other factors that might affect our performance, see Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 8, 2006 and in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 6, 2006.

Chicago Mercantile Exchange, CME, CLEARING 21, E-mini, CME Auction Markets, the globe logo and Globex are registered trademarks of Chicago Mercantile Exchange Inc. S&P, S&P 500, NASDAQ-100, Nikkei 225, Russell 1000, Russell 2000, TRAKRS, Total Return Asset Contracts and other trade names, service marks, trademarks and registered trademarks that are not proprietary to Chicago Mercantile Exchange Inc. (CME) are the property of their respective owners, and are used herein under license.

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

All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.

In this Quarterly Report on Form 10-Q, we refer to our cash earnings, a non-GAAP number. A reconciliation of our cash earnings to net income for the six months ended June 30, 2006 is set forth on page 20.

Item 1. Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$782,145	$610,891
Collateral from securities lending	1,487,274	2,160,893
Marketable securities available for sale, including pledged securities of $70,109 and $70,165	256,237	292,862
Accounts receivable, net of allowance of $799 and $828	128,687	84,974
Other current assets	48,174	41,675
Cash performance bonds and security deposits	537,613	592,127

Total current assets	3,240,130	3,783,422
Property, net of accumulated depreciation and amortization of $318,973 and $293,543	157,824	153,329
Other assets	54,210	32,643

Total Assets	$3,452,164	$3,969,394

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$23,363	$23,553
Payable under securities lending agreements	1,487,274	2,160,893
Other current liabilities	65,919	53,354
Cash performance bonds and security deposits	537,613	592,127

Total current liabilities	2,114,169	2,829,927
Other liabilities	26,153	20,783

Total Liabilities	2,140,322	2,850,710

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued and outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 34,678,894 and 34,544,719 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	347	345
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	360,994	324,848
Retained earnings	953,685	796,398
Accumulated net unrealized securities losses	(3,184)	(2,907)

Total Shareholders’ Equity	1,311,842	1,118,684

Total Liabilities and Shareholders’ Equity	$3,452,164	$3,969,394

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Clearing and transaction fees	$228,519	$182,568	$429,316	$343,414
Processing services	20,184	18,779	38,309	35,575
Quotation data fees	20,579	17,783	40,679	35,560
Access fees	4,875	4,754	9,753	9,486
Communication fees	2,173	2,226	4,399	4,592
Investment income	12,726	6,883	24,135	12,359
Securities lending interest income	23,360	13,580	51,096	23,823
Other	5,660	5,613	10,862	11,283

Total Revenues	318,076	252,186	608,549	476,092
Securities lending interest expense	(22,769)	(13,065)	(49,866)	(22,781)

Net Revenues	295,307	239,121	558,683	453,311

Expenses
Compensation and benefits	48,055	44,967	97,892	88,896
Communications	7,945	7,292	15,793	14,120
Technology maintenance	7,656	7,042	14,918	13,279
Professional fees and outside services	9,622	6,596	17,753	12,141
Depreciation and amortization	17,596	16,071	34,983	30,862
Occupancy	7,223	7,179	14,471	14,049
Licensing and other fee agreements	6,929	4,230	12,861	8,197
Marketing, advertising and public relations	3,987	3,312	7,083	5,550
Other	6,400	6,228	12,534	11,871

Total Expenses	115,413	102,917	228,288	198,965

Income Before Income Taxes	179,894	136,204	330,395	254,346
Income tax provision	(70,361)	(53,978)	(129,449)	(101,235)

Net Income	$109,533	$82,226	$200,946	$153,111

Earnings per Common Share:
Basic	$3.16	$2.40	$5.81	$4.48
Diluted	3.12	2.36	5.73	4.41

Weighted Average Number of Common Shares:
Basic	34,639	34,251	34,610	34,208
Diluted	35,096	34,772	35,070	34,745

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Net Unrealized Securities Losses	Total Shareholders’ Equity
Balance at December 31, 2005	34,544,719	3,138	$325,193	$796,398	$(2,907)	$1,118,684
Comprehensive income:
Net income				200,946		200,946
Change in net unrealized loss on securities, net of tax of $181					(277)	(277)

Total comprehensive income						200,669
Cash dividends on common stock of $1.26 per share				(43,659)		(43,659)
Sale of membership shares by OneChicago, LLC, net of tax of $1,717			2,603			2,603
Exercise of stock options	124,387		6,584			6,584
Excess tax benefits from option exercises and restricted stock vesting			18,680			18,680
Vesting of issued restricted Class A common stock	6,544
Shares issued to Board of Directors	2,158		935			935
Shares issued under the employee stock purchase plan	1,086		479			479
Stock-based compensation			6,867			6,867

Balance at June 30, 2006	34,678,894	3,138	$361,341	$953,685	$(3,184)	$1,311,842

Balance at December 31, 2004	34,098,623	3,138	$261,391	$552,801	$(1,595)	$812,597
Comprehensive income:
Net income				153,111		153,111
Change in net unrealized loss on securities, net of tax of $334					(556)	(556)

Total comprehensive income						152,555
Cash dividends on common stock of $0.92 per share				(31,536)		(31,536)
Exercise of stock options	195,283		5,658			5,658
Excess tax benefits from option exercises and restricted stock vesting			15,566			15,566
Vesting of issued restricted Class A common stock	23,286
Shares issued to Board of Directors	2,233		476			476
Stock-based compensation			5,114			5,114

Balance at June 30, 2005	34,319,425	3,138	$288,205	$674,376	$(2,151)	$960,430

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$200,946	$153,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,983	30,862
Stock-based compensation	6,867	5,114
Amortization of shares issued to Board of Directors	316	—
Change in deferred income taxes	(15,616)	(100)
Loss on investment in OneChicago, LLC	608	1,609
Amortization of net premiums on marketable securities	366	1,284
Amortization of purchased intangibles	474	344
Loss on disposal of fixed assets	—	366
Change in allowance for doubtful accounts	(29)	(8)
Change in accounts receivable	(43,684)	(21,286)
Change in other current assets	(3,868)	2,242
Change in other assets	(3,882)	(2,364)
Change in accounts payable	(190)	3,448
Change in other current liabilities	12,367	(16,645)
Change in other liabilities	5,370	507

Net Cash Provided by Operating Activities	195,028	158,484

Cash Flows from Investing Activities:
Purchases of property, net	(39,478)	(43,114)
Proceeds from maturities of marketable securities	35,801	37,463
Contingent consideration to Liquidity Direct Technology, LLC	(966)	(271)
Capital contributions to OneChicago, LLC	(1,215)	(844)

Net Cash Used in Investing Activities	(5,858)	(6,766)

Cash Flows from Financing Activities:
Cash dividends	(43,659)	(31,536)
Proceeds from exercise of stock options	6,584	5,658
Excess tax benefits related to employee option exercises and restricted stock vesting	18,680	15,566
Proceeds from employee stock purchase plan	479	—

Net Cash Used in Financing Activities	(17,916)	(10,312)

Net change in cash and cash equivalents	171,254	141,406
Cash and cash equivalents, beginning of period	610,891	357,562

Cash and Cash Equivalents, End of Period	$782,145	$498,968

Supplemental Disclosure of Cash Flow Information:
Interest paid (excluding interest for securities lending)	$—	$392
Income taxes paid	108,475	85,742
Non-cash investing activities:
Change in unrealized securities losses	(458)	(890)
Sale of membership shares by OneChicago, LLC	4,320	—

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

The consolidated financial statements include Chicago Mercantile Exchange Inc., and its subsidiaries (CME or the exchange) as well as CME Holdings (collectively, the company). In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

CME FX Marketplace Inc., a wholly owned subsidiary of CME Holdings, was established in May 2006 in conjunction with the joint venture between CME Holdings and Reuters Group PLC, FXMarketSpace Limited. CME FX Marketplace Inc. holds a 50% interest in the joint venture, which is accounted for using the equity method. See Note 7 of Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

CME Swaps Marketplace Limited, a wholly owned subsidiary of CME Holdings, was established in June 2006 as a U.K. limited liability company, in conjunction with the pending acquisition of Swapstream Limited, Swapstream Operating Services Limited, Special Technology Investments Limited and IT4F (collectively, Swapstream). See Note 7 of Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

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

2. Performance Bonds and Security Deposits

Each firm that clears futures and options traded on the exchange is required to deposit and maintain specified performance bonds and security deposits principally in the form of cash, funds deposited in the various Interest Earnings Facility programs, U.S. Government and certain foreign government securities, bank letters of credit or shares of specific U.S. equity securities. For the Chicago Board of Trade products cleared by CME, CME combines those positions with that clearing firm’s CME positions to create a single portfolio for which performance bond and security deposit requirements are calculated. These performance bonds and security deposits are available to meet the financial obligations of that clearing firm to the exchange. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of the exchange in excess of amounts needed for normal operations. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets and offsetting liabilities may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Exhibit 13.1 to CME Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005.

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

Treasury securities or irrevocable letters of credit. At June 30, 2006, CME was contingently liable to SGX on irrevocable letters of credit totaling $79.0 million and had pledged securities with a fair value of $70.1 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of security deposits and performance bonds of the defaulting clearing firm.

4. Pension Plan

The funding goal for CME is to have its pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required and maximum deductible contribution requirements. Year-end assumptions had been used to project the liabilities and assets from December 31, 2005 to December 31, 2006, and resulted in the projected 2006 contribution of $7.0 million that was disclosed in CME Holding’s Annual Report on Form 10-K. Since year end, the discount rate increased to 6.3% from 5.5% and the interest crediting rate increased to 4.3% from 4.0%. In addition, the actual pensionable wage growth has been lower than anticipated in the initial projection. These changes have resulted in a revised estimated contribution of $1.7 million for 2006 that will allow CME to meet its funding goal for the pension plan.

5. Stock-Based Payments

CME Holdings has adopted an Omnibus Stock Plan (the Plan) under which stock-based awards may be made to employees. A total of 4.0 million Class A shares have been reserved for awards under the Plan. Awards totaling 3.1 million shares have been granted and are outstanding or have been exercised under the Plan as of June 30, 2006. Awards granted in 2003 through 2006 vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years.

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

In the first six months of 2006, the company granted stock options totaling 130,250 shares to various employees under the Plan. The options have a ten-year term with exercise prices of $430.47 and $440.65, the closing market prices on the day prior to grant. The fair value of these options totaled $25.5 million, measured at the grant dates using the Black-Scholes valuation model. Risk-free rates of 4.7% and 5.0% were used over an expected life of 6.5 years, calculated using the simplified method, with weighted-average implied volatility factors of 35.6% and 37.9% and a dividend yield of 0.6%. This compensation expense will be recognized on an accelerated basis over the vesting period.

The following table summarizes stock option activity for the period:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,077,091	$106.50
Granted	130,250	440.37
Exercised	(124,387)	58.05
Cancelled	(13,417)	141.59

Outstanding at June 30, 2006	1,069,537	152.35

Exercisable at June 30, 2006	437,757	$71.32

Stock options outstanding at June 30, 2006 had a weighted average remaining contractual life of 7.6 years and an aggregate intrinsic value of $362.4 million. Stock options exercisable at June 30, 2006 had a weighted average remaining contractual life of 6.4 years and an aggregate intrinsic value of $183.8 million.

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $196.15 and $99.47, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $46.6 million and $35.6 million, respectively.

In the first six months of 2006, the company also granted 3,620 shares of restricted Class A common stock that have the same vesting provisions as the stock options granted during the period. The compensation expense related to these grants is $1.6 million, which will be recognized on an accelerated basis over the vesting period.

The following table summarizes restricted stock activity for the period:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	22,630	$138.30
Granted	3,620	440.09
Vested	(6,544)	120.82
Cancelled	(486)	122.53

Outstanding at June 30, 2006	19,220	201.49

The total fair value of restricted stock vested during the six months ended June 30, 2006 and 2005 was $2.8 million and $4.9 million, respectively.

Total compensation expense for stock-based payments was $6.9 million for the six months ended June 30, 2006, and $5.1 million for the six months ended June 30, 2005. The total income tax benefit recognized in statements of income for stock-based payment arrangements was $2.7 million for the six months ended June 30, 2006, and $2.0 million for the six months ended June 30, 2005.

At June 30, 2006, there was $37.4 million of total unrecognized compensation expense related to share-based compensation arrangements that had not yet vested. That expense is expected to be recognized over a weighted average period of 2.6 years.

In 2005, CME Holdings decreased the annual cash stipend of its non-executive members of the Board of Directors and added an equity component under the 2005 Director Stock Plan. The cash portion of the annual stipend is $17,500. Additionally, each non-executive director receives an annual award of Class A common stock of 100 shares. Non-executive directors may also elect to receive some or all of the cash portion of their annual stipend in shares of stock based on the closing price at the date of distribution, up to a maximum of $17,500. As a result, CME Holdings issued 2,158 and 2,233 shares of Class A common stock to its non-executive directors in the second quarter of 2006 and 2005, respectively. These shares are not subject to any vesting restrictions. Expense of $0.9 million and $0.5 million related to these stock-based payments is amortized over their respective one-year service periods.

In addition, in the second quarter of 2006, the second Employee Stock Purchase Plan stock purchase took place. Eligible employees may acquire shares of CME Holdings Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately a six-month duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the New York Stock Exchange. Compensation expense is recognized on the date of purchase for the discount from the closing price. A total of 1,086 shares of Class A common stock were issued to participating employees at a 10% discount. These shares are subject to a six-month holding period. Expense of $47,849 for the purchase discount was recognized on the date of the employees’ purchase.

6. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Approximately 131,000 outstanding stock options and restricted stock awards were anti-dilutive for the quarter and six months ended June 30, 2006. Approximately 221,000 outstanding stock options and restricted stock awards were anti-dilutive for the quarter and six months ended June 30, 2005. These shares were not included in the diluted earnings per share calculation.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net Income	$109,533	$82,226	$200,946	$153,111

Weighted Average Number of Common Shares:
Basic	34,639	34,251	34,610	34,208
Effect of stock options	446	507	448	518
Effect of restricted stock grants	11	14	12	19

Diluted	35,096	34,772	35,070	34,745

Earnings per Share:
Basic	$3.16	$2.40	$5.81	$4.48
Diluted	3.12	2.36	5.73	4.41

7. Subsequent Events

On July 5, 2006, CME Holdings announced the acquisition of Swapstream, an inter-dealer electronic trading platform for Euro and Swiss Franc denominated interest rate swaps. The initial cost to acquire Swapstream is $15.0 million, including $5.8 million for 100% of the companies’ stock and $9.2 million to repay outstanding debt. Additional consideration of up to $20.2 million is payable contingent upon meeting specific performance conditions during the first five calendar years of operations after closing. The acquisition is subject to customary closing conditions. In connection with the acquisition, the company is providing interim financing to Swapstream to fund general working capital requirements through completion of the acquisition. The interim financing is guaranteed by Swapstream’s two largest current shareholders. The company has committed to fund up to $2.5 million, of which $0.9 million has been advanced as of August 4, 2006. Interest, which is payable monthly, is calculated using average London Interbank Offered Rates plus 2%. Repayment of advances is due no later than completion of the acquisition.

On July 25, 2006, the company made a $13.9 million capital contribution to FXMarketSpace Limited, its joint venture with Reuters Group PLC. The capital contribution is part of the company’s commitment to fund up to $45.0 million of the venture’s operations.

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

References in this discussion and analysis to “we” and “our” are to Chicago Mercantile Exchange Holdings Inc. and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. and its subsidiaries, collectively.

Results of Operations

2006 Financial Highlights

•	Net revenues grew by 23% in the second quarter and first half of 2006 due primarily to increases in clearing and transaction fees, and to a lesser extent investment income and quotation data fees.

•	Total expenses increased by 12% in the second quarter driven mostly by increases in compensation and benefits, outside consulting and legal fees, fees on licensed Standard & Poor’s (S&P) and The Nasdaq Stock Market, Inc. (NASDAQ) products and technology spending related to capacity and processing speed.

Year to date, total expenses increased by 15% due primarily to higher compensation and benefits costs; increased professional and outside services fees; higher licensing fee rates; and increased depreciation and amortization. We expect the increase in total expenses for 2006 versus 2005 to be at the higher end of the 12 to 13% range.

•	Operating margin, defined as income before income taxes expressed as a percentage of net revenues, increased from 57% in the second quarter of 2005 to 61% for the same period in 2006. Year to date, operating margin increased by 3% to 59% in 2006.

•	Cash earnings increased by $55.9 million to $199.9 million for the first half of 2006 compared with the same period in 2005.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2006	2005	Change	2006	2005	Change
Clearing and transaction fees	$228.5	$182.6	25%	$429.3	$343.4	25%
Processing services	20.2	18.8	7	38.3	35.6	8
Quotation data fees	20.6	17.8	16	40.7	35.6	14
Access fees	4.9	4.7	3	9.7	9.5	3
Communication fees	2.2	2.2	(2)	4.4	4.6	(4)
Investment income	12.7	6.9	85	24.1	12.3	95
Securities lending interest income	23.3	13.6	n.m.	51.1	23.8	n.m.
Other	5.7	5.6	1	10.9	11.3	(4)

Total Revenues	318.1	252.2	26	608.5	476.1	28
Securities lending interest expense	(22.8)	(13.1)	n.m.	(49.8)	(22.8)	n.m.

Net Revenues	$295.3	$239.1	23	$558.7	$453.3	23

n.m. not meaningful

Revenue Highlights. Net revenues grew by 23% for the quarter and year-to-date periods driven primarily by the following:

•

Record trading volume for all product lines in the second quarter and in June 2006 contributed to the $45.9 million and $85.9 million increases in clearing and transaction fees, for the second quarter and year-to-date periods, respectively;

•	Rising interest rates and increased funds available for investment contributed to increases in investment income for both periods;

•	Increased subscriber fees that became effective January 1, 2006 resulted in additional quotation data fee revenue for both periods; and

•	Processing services increased primarily as a result of higher volume at the Chicago Board of Trade (CBOT) for the quarter and year-to-date periods. We also generated $0.6 million of revenue from our new agreement with the New York Mercantile Exchange (NYMEX) under which trading began on June 11, 2006.

Clearing and Transaction Fees. The increase in this revenue was due to record volume partially offset by a decrease in the average rate per contract. The following table summarizes average daily trading volume (in thousands) and revenue. All amounts exclude TRAKRS and economic auctions products.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
CME Product Line Volume:
Interest rates	3,255	2,577	26%	3,088	2,410	28%
Equities	1,921	1,419	35	1,739	1,391	25
Foreign exchange	471	332	42	439	313	40
Commodities and alternative investments (1)	81	52	53	80	54	49

Total Average Daily Volume	5,728	4,380	31	5,346	4,168	28

CME Globex Volume	4,022	3,122	29	3,731	2,876	30
CME Globex Volume as a Percentage of Total Volume	70%	71%		70%	69%
Clearing and Transaction Fees (in millions)	$228.0	$182.6		$428.6	$343.4
Average Rate per Contract	$0.632	$0.651		$0.641	$0.659

(1)	CME weather and Goldman Sachs Commodity Index products are included in commodities rather than equities beginning in the second quarter of 2006. Prior period amounts have been adjusted to conform to the current year presentation.

•	Volume

During the second quarter, we migrated our electronic products to new Hewlett Packard Integrity NonStop servers that incorporate Intel Itanium processors into the CME Globex platform. This technology enhancement significantly increased our capacity to handle record volumes and significantly reduced our average response time. Record volume levels in all major product lines resulted in an increase in average daily volume of 31% for the quarter and 28% for the year-to-date compared with the same periods in 2005. In June 2006, volume reached a record 6.4 million contracts per day. In addition, CME Globex average daily volume reached a record 4.4 million contracts in June and a record 4.0 million contracts for the quarter. Interest rate uncertainty also contributed to volume growth.

Interest Rate Products

Interest rate volume increased for the quarter and year-to-date periods primarily due to:

•	Expanded use of our electronic trading platform resulting from technological enhancements; and

•	Rising short-term interest rates and increased uncertainty regarding activity by the Federal Open Market Committee of the Federal Reserve.

During the second quarter, electronic interest rate volume averaged 1.8 million contracts per day, a 19% increase over the same period in 2005. The average daily volume of CME Eurodollar options increased by 65% to 1.2 million contracts during the second quarter of 2006.

Year to date, average daily volume of electronic interest rate products increased by 30% to 1.7 million contracts while the average daily volume of CME Eurodollar options increased by 52% to 1.1 million contracts. As a result of enhanced functionality, the average daily volume of electronically-traded interest rate options increased to 70,600 contracts for the six months ended June 30, 2006 from 20,900 contracts for the same period in 2005.

Equity Products

Implementation of the technology enhancements mentioned above improved trade-matching speed which resulted in increased volume in equity products. In addition during the second quarter, the average volatility, as measured by the CBOE Volatility Index, rose slightly driven primarily by an increase for the month of June 2006, contributing to strong volume growth for the quarter compared with the same period in 2005. As a result of these factors, the average daily volume of our E-mini equity products increased by 34% to a record 1.7 million contracts in the second quarter of 2006. Specifically, the E-mini S&P 500 volume increased by 40% to 1.2 million contracts during the second quarter of 2006 and our E-mini Russell 2000 product increased by 58% to 187,000 contracts.

Year-to-date growth in equity products was influenced by the same factors mentioned above and resulted in an increase in the average daily volume of E-mini equity products of 24% to 1.6 million contracts compared with the same period in 2005. Year to date, E-mini S&P 500 increased 27% to 1.1 million contracts. For the first six months of 2006, the E-mini Russell 2000 increased by 39% to 160,000 contracts.

Foreign Exchange Products

The growth in foreign exchange products was impacted by previously mentioned technological innovations as well as the success of our fee incentive programs and programs implemented in 2005 designed to attract commodity trading advisors and large hedge funds. In the second quarter of 2006, foreign exchange volume traded through the CME Globex platform increased by 55% compared with the same period in 2005. There was a 54% increase in foreign exchange volume traded electronically for the first six months of 2006 compared with the same period of 2005.

Commodity and Alternative Investment Products

The growth in commodities and alternative investments was due to the growing appeal of commodities as an asset class, which has attracted additional trading activity in live cattle and lean hog products, as well as increased trading volume due to higher volatilities. Commodities products continue to be traded predominantly through open outcry.

•	Average Rate Per Contract

The impact of the increase in trading volume was partially offset by a decrease in the average rate, or revenue, per contract.

For the second quarter, while volume increased 31%, the average rate per contract decreased only 3%, to $0.632 from $0.651 for the same period in 2005, primarily due to the following factors:

•	An increase in the number of inactive clearing firms and increased volume from automated trading systems that receive member rates contributed to an increase in the percentage of trades executed by member customers to 81% for the second quarter from 78% for the same period of 2005;

•	Growth in trading volume from interest rate and foreign exchange products resulted in higher incentives and discounts that reduced the rate per contract by $0.013;

•	Higher priced privately negotiated trades as a percentage of total trades were lower when compared with the second quarter of 2005; and

•	Average daily volume of our lowest priced product, CME Eurodollar options traded through open outcry, increased by 61%. This represented 21% of total volume for the second quarter of 2006 compared with 17% for the same period in 2005.

Year to date, while volume increased 28%, the average rate per contract decreased 3%, to $0.641 from $0.659 for the first six months of 2005, primarily due to the following factors:

•	An increase in the number of inactive clearing firms and increased volume from automated trading systems that receive member rates resulted in an increase in the percentage of trades executed by member customers to 81% year to date from 78% for the same period of 2005;

•	Higher incentives and discounts partially offset the impact of volume growth reducing the average rate per contract by $0.017;

•	The percentage of volume from our higher priced privately negotiated trades decreased when compared with the first six months of 2005; and

•	Average daily volume of CME Eurodollar options traded through open outcry, our lowest priced product, increased by 48%, which represented 21% of total volume for the first six months of 2006 compared with 18% for the same period in 2005.

For both the second quarter and for the six months ended June 30, 2006, these decreases were partially offset by pricing increases implemented in August 2005, which contributed incremental revenue of $6.0 million and $11.0 million, respectively, when compared with the same periods in 2005.

In April 2006, we announced a new incentive program to increase electronic trading of CME Eurodollar options. The program is effective from May through December 2006. The program provides a reduced fee schedule for customers meeting percentage thresholds for electronic trading of CME Eurodollar options. However, this reduced fee is still higher than the rate charged to trade CME Eurodollar options through open outcry.

A substantial portion of our clearing and transaction fees are billed to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of the customers of the various clearing firms. Of approximately 80 clearing firms, one firm represents approximately 10% of our clearing and transaction fees revenue during the first six months of 2006. Should a clearing firm withdraw from the exchange, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue earned from any particular firm.

Processing Services. The increase in revenue was mainly a result of increased trading volume at the CBOT. The CBOT had average daily volume of 3.3 million and 3.2 million contracts for the second quarter and year to date, respectively, an increase of 14% and 12%, respectively, compared with the same periods in 2005.

In the second quarter, increased volume at the CBOT generated incremental revenue of $2.1 million compared with the same period in 2005. This increase was offset by a $0.7 million decrease in revenue from NYMEX. The decrease in NYMEX revenue represents the net impact of the expiration of our prior agreement and the beginning of our new agreement. Trading under our prior agreement with NYMEX ended in November 2005. Trading under our new 10-year agreement began on June 11, 2006. Based on our initial volume projections, we expect the average rate per contract to range from $0.35 to $0.50 during the first few years of the current agreement.

Incremental revenue from the CBOT was $3.6 million year to date when compared with the same period in 2005. This was offset by a net decrease in revenue related to NYMEX of $0.9 million year to date.

Quotation Data Fees. The growth in revenue resulted primarily from the increase in our fees implemented on January 1, 2006. Users of our basic service currently pay $40 per month for each market data screen, or device, an increase from the $35 monthly charge that was in effect during 2005. This change in rate contributed to a $2.6 million and $4.9 million increase in subscriber fees in the second quarter and year to date, respectively, compared with the same periods in 2005.

For the first half of 2006, approximately 54% of our quotation data fees revenue was generated from the two largest resellers of our market data. If one of these vendors no longer subscribed to our market data, we believe the majority of the firm’s customers would likely subscribe to our market data through another reseller. Therefore, we do not believe we are exposed to significant risk of loss of quotation data fees revenue.

Investment Income. Rising market interest rates and continued growth in funds available for investment were the primary drivers of the increase in investment income in the second quarter and year to date. The annualized average rate earned on investments and average investment balance indicated in the table below include short-term investments, marketable securities and clearing firms’ cash performance bonds and security deposits, but exclude the first Interest Earning Facility programs (IEF), which were discontinued in December 2005, and our non-qualified deferred compensation plan. Annualized average rates of return are reflective of a portfolio that includes both tax-advantaged and taxable securities and the percentage of tax-advantaged investments has increased during 2006.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2006	2005	Change	2006	2005	Change
Annualized average rate of return	4.1%	2.7%	1.4%	4.0%	2.6%	1.4%
Average investment balance	$1,243.2	$923.5	$319.7	$1,190.2	$873.1	$317.1

Increase in income due to rate			$4.4			$8.3
Increase in income due to balance			2.2			4.0

The discontinuance of the first IEFs in December 2005 resulted in a decrease of $0.5 million and $1.1 million of investment income in the second quarter and year-to-date 2006, respectively, when compared with the same periods in 2005. Additionally, we experienced a $0.4 million decrease and a $0.4 million increase in the second quarter and year to date, respectively, related to our non-qualified deferred compensation plan. This fluctuation does not affect net income as there is an offsetting impact in our compensation and benefits expense.

Securities Lending Interest Income and Expense. For the second quarter and year-to-date periods, the average daily balance of funds available for lending increased, compared with the same periods in 2005, as a result of a policy change effective October 1, 2005 that increased the amount of securities available for lending to 70% from 50% of total eligible securities.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in billions)	2006	2005	Change	2006	2005	Change
Average daily balance of funds invested	$1.9	$1.8	$0.1	$2.2	$1.7	$0.5

Annualized average rate earned	5.00%	3.05%	1.95%	4.75%	2.82%	1.93%
Annualized average rate paid	4.88	2.93	1.95	4.63	2.69	1.94

Net earned from securities lending	0.12	0.12	—	0.12	0.13	(0.01)

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2006	2005	Change	2006	2005	Change
Compensation and benefits	$48.1	$45.0	7%	$97.9	$88.9	10%
Communications	7.9	7.3	9	15.8	14.1	12
Technology maintenance	7.7	7.0	9	14.9	13.3	12
Professional fees and outside services	9.6	6.6	46	17.7	12.1	46
Depreciation and amortization	17.6	16.1	9	35.0	30.9	13
Occupancy	7.2	7.2	1	14.5	14.0	3
Licensing and other fee agreements	6.9	4.2	64	12.9	8.2	57
Marketing, advertising and public relations	4.0	3.3	20	7.1	5.6	28
Other	6.4	6.2	3	12.5	11.9	6

Total Expenses	$115.4	$102.9	12	$228.3	$199.0	15

Expense Highlights. Second quarter and year-to-date increases in total expenses were driven primarily by the following factors:

•	Annual salary increases and rising costs of related benefits as well as increases in average headcount, incentive pay and stock-based compensation resulted in higher compensation and benefits expense;

•	Exploration of business growth opportunities and litigation costs resulted in additional legal services. Professional fees and outside services related to various technology initiatives also increased;

•	Increased rates associated with the extension of our exclusive licensing agreements with NASDAQ and S&P for various equity index products and volume growth in these products resulted in increased licensing fees; and

•	Improvement of our infrastructure and processing speed required us to purchase additional equipment and software, which resulted in increased depreciation and amortization.

Compensation and Benefits. The primary components of the net increase in this expense for the second quarter of 2006 and the six months ended June 30, 2006 compared with the same periods in 2005 were:

	Increase (Decrease)
(in millions)	Second Quarter	Year to Date
Average headcount	$2.3	$4.0
Net annual salary increases and changes in benefits and taxes	0.8	3.0
Stock-based compensation	0.8	1.8
Bonus	0.7	0.8
Non-qualified deferred compensation plan earnings	(0.4)	0.4
Capitalization for software development	(1.4)	(1.6)

•	Average headcount increased by 6%, or 81 employees, in the second quarter of 2006 compared with the same period in 2005. Year-to-date average headcount increased by 5%, or 70 employees. We had 1,380 employees as of June 30, 2006.

•	Stock-based compensation increased primarily due to additional expense resulting from options granted in June 2006 and the full impact in 2006 of the expense related to the June 2005 grant. In addition, the fair value per share of options granted in June 2006 increased when compared with options granted in June 2005.

•	The increase in bonus expense accrued under the provisions of our annual incentive plan is a result of our operating performance relative to our cash earnings target for the year when compared with our 2005 performance and related target.

•	Earnings on our non-qualified deferred compensation plan balances are included in compensation and benefits expense but do not affect net income because of an equal and offsetting change in investment income.

•	Increases were partially offset by an increase in the capitalization of compensation and benefits expense relating to software development. The increase in capitalized and reimbursable software costs, most of which occurred in the second quarter, was related primarily to FXMarketSpace Limited, our new joint venture with Reuters Group PLC.

Communications. In the second quarter and year to date, communications expense increased when compared with the same periods in 2005 due primarily to expansion in the bandwidth of our international hubs as well as improvements in capacity and increases in redundancy of domestic connections.

Technology Maintenance. The average daily number of transactions processed electronically grew 22% and 17% in the second quarter and year to date, respectively, when compared with the same periods in 2005. As a result, additional capital purchases were required resulting in increased hardware and software maintenance costs.

Professional Fees and Outside Services. Legal fees increased $2.1 million and $3.5 million in the second quarter and year to date, respectively, compared with the same periods in 2005 due to the examination of various business expansion strategies as well as litigation costs related to the ongoing antitrust suit filed by Eurex U.S. in 2003.

In addition, other professional fees increased $0.9 million and $2.0 million in the second quarter and year to date, respectively, due largely to the use of consulting services to support several clearing systems projects as well as to further expand the CME Globex platform’s ability to execute complex options trading strategies.

Depreciation and Amortization. Depreciation and amortization of 2005 and 2006 property additions exceeded the depreciation and amortization of assets that have become fully depreciated or retired since January 1, 2005, resulting in an increase in depreciation and amortization expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Total property additions	$22.9	$27.3	$39.5	$43.1
Technology-related assets as a percentage of total additions	95%	92%	96%	93%

Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and costs associated with the build-out of our data centers. We continue to expect total capital expenditures to range from $90 to $100 million for 2006.

Licensing and Other Fee Agreements. A significant portion of the increase in the second quarter was attributable to an increase in licensing rates for S&P and NASDAQ E-mini products. Renegotiated licensing rates went into effect in June 2005 for NASDAQ and October 2005 for S&P in return for extending our exclusive rights to offer these products. The renegotiated licensing rates resulted in $2.4 million of incremental expense in the second quarter compared with the same period in 2005. Higher average daily trading volume for licensed products resulted in additional expense of $0.7 million in the second quarter.

Year to date, renegotiated licensing rates resulted in $4.4 million of incremental expense while higher average daily trading volume contributed additional expense of $0.9 million.

These increases were partially offset by a reduction in fees paid to market maker program participants, primarily due to expiration of the Russell 1000 program in December 2005. Market maker fees decreased by $0.5 million in the second quarter and $0.6 million year to date compared with the same periods in 2005.

Marketing, Advertising and Public Relations. The increase in the second quarter and year-to-date expenses is a result of continued rebranding of brochures and direct marketing materials, promotion of new products and production of CME’s quarterly magazine, which launched in the third quarter of 2005.

Income Tax Provision

The effective tax rate decreased from 39.6% to 39.1% in the second quarter when compared with the same period in 2005. Year to date, the effective tax rate decreased from 39.8% to 39.2% when compared with the same period in 2005. The decrease in the second quarter and year-to-date periods is due primarily to increased investments in tax-advantaged securities.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $195.0 million for the first six months of 2006 compared with $158.5 million for the same period in 2005. Year to date, net cash provided by operating activities was $5.9 million lower than net income. Adjustments to net income consisted primarily of $35.0 million in depreciation and amortization offset by a $43.7 million increase in accounts receivable. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash used in investing activities was $5.9 million year to date compared with $6.8 million for the same period in 2005. The decrease in cash used of $0.9 million was primarily due to a $3.6 million decrease in purchases of property. This decrease was offset by increased capital contributed to OneChicago, LLC and contingent payments to Liquidity Direct Technology, LLC as well as a decrease in proceeds from maturities of marketable securities.

Cash used in financing activities was $17.9 million year to date compared with $10.3 million for the same period in 2005. The increase was primarily due to a $12.1 million increase in cash dividends to shareholders as a result of our increased cash earnings in 2005 over the prior year. This was partially offset by a $3.1 million increase in excess tax benefit from employee option exercises and restricted stock vesting.

On August 2, 2006, the Board of Directors declared a regular quarterly dividend of $0.63 per share payable on September 25, 2006 to shareholders of record as of September 8, 2006. Assuming no changes in the number of shares outstanding, the dividend payment will total approximately $22.0 million.

Debt Instruments. We maintain a $750.0 million line of credit with a consortium of banks to be used in certain situations. The credit agreement continues to be collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in IEF2 and any performance bond deposits of the defaulting firm. The line of credit can only be drawn on to the extent it is collateralized. Collateral available and on deposit was $1.2 billion at June 30, 2006.

In October 2005, we approved the use of up to $100.0 million in CME-owned U.S. Treasury securities as performance bond collateral in lieu of, or in combination with, irrevocable letters of credit for our mutual offset agreement with the Singapore Exchange Limited. At June 30, 2006, we were contingently liable on irrevocable letters of credit totaling $79.0 million and had pledged securities with a fair value of $70.1 million.

CME also guarantees a $5.0 million standby letter of credit for GFX Corporation (GFX). The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures positions. The letter of credit will be utilized in the event GFX defaults in meeting performance bond requirements to its clearing firm.

Liquidity and Cash Management. Cash and cash equivalents totaled $782.1 million at June 30, 2006, compared with $610.9 million at December 31, 2005. The balance retained in cash and cash equivalents was a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices.

Current net deferred tax assets of $8.4 million and $6.4 million are included in other current assets at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, non-current net deferred tax assets, which are included in other assets, were $20.6 million and $8.5 million, respectively. These net deferred tax assets result primarily from depreciation, stock-based compensation and deferred compensation. There is no valuation reserve for these assets as we expect to fully realize their value in the future based on our expectation of future taxable income.

Historically, we have met our funding requirements from operations. If operations do not provide sufficient funds to meet capital expenditure requirements, cash and cash equivalents or marketable securities can be reduced to provide the needed funds; assets can be acquired through capital leases; or we can issue debt.

Cash Earnings. Cash earnings is the primary financial metric used by us to measure our performance and is the basis for calculating dividends to shareholders and annual incentive payments to employees. It is calculated as net income plus depreciation and amortization expense (excluding any loss on disposal of assets), plus stock-based compensation net of its tax effect and less capital expenditures. Cash earnings for the first six months of 2006 is calculated as follows (in millions):

Net income	$200.9
Depreciation and amortization, excluding net loss on disposal of $0.3 million	34.7
Stock-based compensation, net of tax of $2.7 million	4.2
Capital expenditures, excluding proceeds from sale of assets	(39.9)

Cash Earnings	$199.9

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents interest rate risk relating to the marketable securities that are available for sale, as well as foreign currency exchange rate risk associated with our GFX derivatives trading portfolio.

Interest Rate Risk. Interest income from marketable securities, short-term cash investments and cash performance bonds and security deposits was $23.6 million in the first six months of 2006 and $11.2 million for the same period in 2005. Our marketable securities experienced net unrealized losses of $0.5 million and $0.9 million during the six months ended June 30, 2006 and 2005, respectively. There were no material realized gains or losses in either period.

Expected maturities and interest coupon rates for marketable securities, all of which were fixed-rate securities, were as follows at June 30, 2006 (dollars in thousands):

Year	Principal Cash Flows	Weighted Average Interest Rate
2006	$37,837	3.06%
2007	143,517	3.80
2008	80,410	2.34

Total	$261,764	3.25

Fair Value	$256,237

The 2008 expected maturities include $26.7 million in principal amount of zero coupon marketable securities. Excluding zero coupon securities, the 2008 weighted average interest rate would be 3.51% and the total weighted average interest rate would be 3.62%.

Foreign Exchange Risk. GFX engages primarily in the purchase and sale of our foreign exchange futures contracts on the CME Globex platform to provide additional liquidity in these products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit market risk. Any potential impact on the earnings of GFX from a change in foreign exchange rates would not be significant. Net position limits are established for each trader and totaled $12.0 million in aggregate notional value as of June 30, 2006.

At June 30, 2006, GFX held futures positions with a notional value of $116.2 million, offset by a similar amount of spot foreign exchange positions. All positions are marked to market on a daily basis, with the resulting gain or loss reflected in other revenues.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 6, 2006 and in our Form 10-Q for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 8, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—	—
May 1 to May 31	—	$—	—	—
June 1 to June 30	60	$440.89	—	—
Total	60	$440.89	—	—

All of the share amounts set forth in the above table represent shares of the Company’s Class A common stock that were surrendered to the Company in order to fulfill tax withholding obligations of employees upon the vesting of restricted stock on June 14 and June 15, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

(c) The Annual Meeting of Shareholders of the Company (the “Annual Meeting”) was held on April 26, 2006. The matters voted on at the meeting, and the results of the voting, were as follows:

1.	Election of Directors

a.	The election of seven Equity Directors (elected by Class A and Class B shareholders voting together as a single class) to serve on the Board until 2008. The results were as follows:

Equity Director Nominee	Votes For	Votes Withheld
Dennis H. Chookaszian	28,470,995	716,051
Martin J. Gepsman	28,625,253	561,793
Elizabeth Harrington	28,662,745	524,301
Leo Melamed	28,550,557	636,489
Alex J. Pollock	28,577,892	609,154
Myron S. Scholes	28,577,255	609,751
William R. Shepard	28,209,213	977,833

In addition, the following ten directors have terms which expire in 2007:

Craig S. Donohue

Terrance A. Duffy

Daniel R. Glickman

Gary M. Katler

William P. Miller II

James E. Oliff

William G. Salatich, Jr.

John F. Sandner

Terry L. Savage

David J. Wescott

b.	The election of two Class B-1 directors (elected by Class B-1 shareholders only) to serve on the Board until 2008. The results were as follows:

Class B-1 Director Nominee	Votes For	Abstentions
Bruce F. Johnson	275	18
Howard J. Siegel	262	31

c.	The election of one Class B-2 director (elected by Class B-2 shareholders only) to serve on the Board until 2008. The results were as follows:

Class B - 2 Director Nominee	Votes For	Abstentions
Patrick B. Lynch	261	54

2.	Election of Class B Nominating Committees

a.	The election of five members of the Class B-1 Nominating Committee (elected by Class B-1 shareholders only). The results were as follows:

Nominee	Votes For	Abstentions
Thomas A. Bentley (elected)	122	171
Joseph F. Carava, Jr. (elected)	83	210
Michael J. Downs (elected)	147	146
Larry S. Fields (elected)	158	135
John C. Garrity	53	240
David G. Hill	30	263
Lonnie Klein (elected)	78	215
William Klein	39	254
William F. Kulp	69	224
Brian J. Muno	45	248

b.	The election of five members of the Class B-2 Nominating Committee (elected by Class B-2 shareholders only). The results were as follows:

Nominee	Votes For	Abstentions
Richard J. Appel (elected)	159	156
Robert A. Bergin	46	269
Denis P. Duffey (elected)	203	112
Richard J. Duran (elected)	154	161
Donald J. Lanphere, Jr (elected)	193	122
Mark C. Laudadio	35	280
Ronald A. Pankau (elected)	95	220
Geoffrey R. Pierce	27	288
Stuart A. Unger	70	245
Barry D. Ward	50	265

c.	The election of five members of the Class B-3 Nominating Committee (elected by Class B-3 shareholders only). The results were as follows:

Nominee	Votes For	Abstentions
William P. Brannigan (elected)	272	281
J. Kenny Carlin	156	397
Bryan P. Cooley (elected)	184	369
Stephen T. Divito (elected)	189	364
Christopher P. Gaffney (elected)	177	376
Joel P. Glickman (elected)	211	342
Michael L. Halfman	50	503
Mark O. Hinken	79	474
Scott M. Wallach	100	453
Douglas A. Young	101	452

3.	Ratification of Appointment of Independent Auditors

A proposal to ratify the appointment of Ernst & Young LLP to serve as the independent auditors for the Company for the fiscal year ending December 31, 2006 (elected by Class A and Class B shareholders voting together as a single class). The results were as follows:

Votes For	Votes Against	Abstentions
28,968,451	146,072	72,523

Item 6. Exhibits

10.1*	Services Agreement by and between Chicago Mercantile Exchange Inc. and New York Mercantile Exchange, Inc. effective as of April 6, 2006.

10.2*	Shareholders Agreement dated May 4, 2006 and amended and restated on July 20, 2006 by and between Reuters Holdings Limited, CME FX Marketplace Inc., FXMarketSpace Limited (f/k/a RCFX Limited), Reuters Group PLC, Reuters Limited, the Company and Chicago Mercantile Exchange Inc.

31.1	Section 302 Certification—Craig S. Donohue, Chief Executive Officer.

31.2	Section 302 Certification—James E. Parisi, Managing Director and Chief Financial Officer.

32.1	Section 906 Certification.

*	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
(Registrant)

Dated: August 7, 2006	By:	/s/ James. E. Parisi
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer