Form 10-Q
period 2006-09-30
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2006-11-06
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 25, 2006 was as follows: 34,813,150 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you to not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

•	our ability to obtain the required approvals for our proposed merger with CBOT Holdings, Inc. and our ability to realize the benefits and control the costs of the proposed transaction;

•	increasing competition by foreign and domestic competitors, including new entrants into our markets;

•	our ability to keep pace with rapid technological developments, including our ability to complete the development and implementation of the enhanced functionality required by our customers;

•	our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and our ability to maintain the competitiveness of our existing products and services;

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to continue to generate revenues from our processing services provided to third parties;

•	our ability to maintain existing customers and attract new ones;

•	our ability to expand and offer our products in foreign jurisdictions;

•	changes in domestic and foreign regulations;

•	changes in government policy, including policies relating to common or directed clearing;

•	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to generate revenue from our market data that may be reduced or eliminated by the growth of electronic trading;

•	changes in our rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure;

•	the ability of our financial safeguards package to adequately protect us from the credit risks of our clearing members;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

•	economic, political and market conditions;

•	our ability to accommodate increases in trading volume without failure or degradation of performance of our systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax on futures and options on futures transactions; and

•	the seasonality of the futures business.

For a detailed discussion of these and other factors that might affect our performance, see Item 1A. in this Quarterly Report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 8, 2006 and in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 6, 2006.

Chicago Mercantile Exchange, CME, CLEARING 21, E-mini, CME Auction Markets, the globe logo and Globex are registered trademarks of Chicago Mercantile Exchange Inc. Swapstream is a registered trademark of Swapstream Ltd., a wholly-owned subsidiary of CME Holdings. S&P, S&P 500, NASDAQ-100, Nikkei 225, Russell 1000, Russell 2000, TRAKRS, Total Return Asset Contracts and other trade names, service marks, trademarks and registered trademarks that are not proprietary to Chicago Mercantile Exchange Inc. (CME) are the property of their respective owners, and are used herein under license.

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

In this Quarterly Report on Form 10-Q, we refer to our cash earnings, a non-GAAP number. A reconciliation of our cash earnings to net income for the nine months ended September 30, 2006 is set forth on page 23.

Item 1. Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$868,624	$610,891
Collateral from securities lending	1,356,940	2,160,893
Marketable securities available for sale, including pledged securities of $100,325 and $70,165	268,930	292,862
Accounts receivable, net of allowance of $562 and $828	125,995	84,974
Other current assets	37,811	41,675
Cash performance bonds and security deposits	590,046	592,127

Total current assets	3,248,346	3,783,422
Property, net of accumulated depreciation and amortization of $335,110 and $293,543	158,068	153,329
Other assets	89,207	32,643

Total Assets	$3,495,621	$3,969,394

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$25,816	$23,553
Payable under securities lending agreements	1,356,940	2,160,893
Other current liabilities	73,888	53,354
Cash performance bonds and security deposits	590,046	592,127

Total current liabilities	2,046,690	2,829,927
Other liabilities	27,846	20,783

Total Liabilities	2,074,536	2,850,710

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 34,779,909 and 34,544,719 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	348	345
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	-
Additional paid-in capital	387,259	324,848
Retained earnings	1,035,565	796,398
Accumulated other comprehensive loss	(2,087)	(2,907)

Total Shareholders’ Equity	1,421,085	1,118,684

Total Liabilities and Shareholders’ Equity	$3,495,621	$3,969,394

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Clearing and transaction fees	$216,999	$176,330	$646,315	$519,744
Processing services	23,910	17,593	62,219	53,168
Quotation data fees	20,057	18,811	60,736	54,371
Access fees	5,186	4,637	14,939	14,123
Communication fees	2,142	2,232	6,541	6,824
Other	6,411	6,103	17,881	18,995

Total Revenues	274,705	225,706	808,631	667,225

Expenses
Compensation and benefits	51,159	45,229	149,051	134,125
Communications	7,691	8,357	23,484	22,477
Technology support services	8,459	6,434	23,377	19,713
Professional fees and outside services	7,473	7,563	25,226	19,704
Depreciation and amortization	18,609	17,256	53,592	48,118
Occupancy	7,731	7,272	22,202	21,321
Licensing and other fee agreements	6,394	3,956	19,255	12,153
Marketing, advertising and public relations	4,510	3,961	11,593	9,511
Other	5,717	5,992	18,251	17,863

Total Expenses	117,743	106,020	346,031	304,985

Operating Income	156,962	119,686	462,600	362,240

Non-Operating Income and Expense
Investment income	14,654	8,830	38,789	21,189
Securities lending interest income	19,343	15,714	70,439	39,537
Securities lending interest expense	(18,943)	(15,331)	(68,809)	(38,112)
Equity in losses of unconsolidated subsidiaries	(1,502)	(608)	(2,110)	(2,217)

Total Non-Operating	13,552	8,605	38,309	20,397

Income before Income Taxes	170,514	128,291	500,909	382,637

Income tax provision	(66,714)	(50,825)	(196,163)	(152,060)

Net Income	$103,800	$77,466	$304,746	$230,577

Earnings per Common Share:
Basic	$2.99	$2.25	$8.79	$6.73
Diluted	2.95	2.22	8.68	6.63

Weighted Average Number of Common Shares:
Basic	34,749	34,370	34,657	34,262
Diluted	35,153	34,891	35,098	34,793

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2005	34,544,719	3,138	$325,193	$796,398	$(2,907)	$1,118,684
Comprehensive income:
Net income				304,746		304,746
Change in net unrealized loss on securities, net of tax of $590					892	892
Change in foreign currency translation adjustment, net of tax of $48					(72)	(72)

Total comprehensive income						305,566
Cash dividends on common stock of $1.89 per share				(65,579)		(65,579)
Sale of membership shares by OneChicago, LLC, net of tax of $1,717			2,603			2,603
Exercise of stock options	224,261		11,978			11,978
Excess tax benefits from option exercises and restricted stock vesting			34,365			34,365
Vesting of issued restricted Class A common stock	6,656
Shares issued to Board of Directors	3,187		1,393			1,393
Shares issued under the Employee Stock Purchase Plan	1,086		479			479
Stock-based compensation			11,596			11,596

Balance at September 30, 2006	34,779,909	3,138	$387,607	$1,035,565	$(2,087)	$1,421,085

Balance at December 31, 2004	34,098,623	3,138	$261,391	$552,801	$(1,595)	$812,597
Comprehensive income:
Net income				230,577		230,577
Change in net unrealized loss on securities, net of tax of $802				(1,266)		(1,266)

Total comprehensive income						229,311
Cash dividends on common stock of $1.38 per share				(47,378)		(47,378)
Exercise of stock options	299,435		9,355			9,355
Excess tax benefits from option exercises and restricted stock vesting			25,916			25,916
Vesting of issued restricted Class A common stock	24,998
Shares issued to Board of Directors	2,233		476			476
Stock-based compensation			8,794			8,794

Balance at September 30, 2005	34,425,289	3,138	$305,932	$736,000	$(2,861)	$1,039,071

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$304,746	$230,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,592	48,118
Stock-based compensation	11,596	8,794
Amortization of shares issued to Board of Directors	558	-
Change in deferred income taxes	(19,552)	(2,275)
Equity in losses of unconsolidated subsidiaries	2,110	2,217
Amortization of net premiums on marketable securities	355	1,844
Amortization of purchased intangibles	798	530
Loss on disposal of fixed assets	—	689
Change in allowance for doubtful accounts	(266)	(75)
Change in accounts receivable	(40,755)	(28,288)
Change in other current assets	6,886	735
Change in other assets	(4,697)	(2,921)
Change in accounts payable	1,885	(5,490)
Change in other current liabilities	19,439	(6,913)
Change in other liabilities	7,063	93

Net Cash Provided by Operating Activities	343,758	247,635

Cash Flows from Investing Activities:
Purchases of property, net	(58,122)	(62,310)
Proceeds from maturities of marketable securities	54,740	56,372
Purchases of marketable securities	(29,681)	—
Acquisition of Swapstream, net of cash received	(17,274)	—
Capital contribution to FXMarketSpace Limited	(13,876)	—
Contingent consideration for Liquidity Direct Technology, LLC	(1,839)	(643)
Capital contributions to OneChicago, LLC	(1,216)	(844)

Net Cash Used in Investing Activities	(67,268)	(7,425)

Cash Flows from Financing Activities:
Cash dividends	(65,579)	(47,378)
Proceeds from exercise of stock options	11,978	9,355
Excess tax benefits related to employee option exercises and restricted stock vesting	34,365	25,916
Proceeds from employee stock purchase plan	479	-

Net Cash Used in Financing Activities	(18,757)	(12,107)

Net change in cash and cash equivalents	257,733	228,103
Cash and cash equivalents, beginning of period	610,891	357,562

Cash and Cash Equivalents, End of Period	$868,624	$585,665

Supplemental Disclosure of Cash Flow Information:
Interest paid (excluding interest for securities lending)	$—	$715
Income taxes paid	168,956	125,669
Non-cash investing activities:
Change in unrealized securities losses	1,482	(2,068)
Sale of membership shares by OneChicago, LLC	4,320	—

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

Beginning in the third quarter of 2006, the following income statement categories have been reclassified from revenue to non-operating income and expense in the consolidated statements of income: investment income; securities lending interest income and expense; and equity in losses of unconsolidated subsidiaries. The equity in losses of unconsolidated subsidiaries was previously included as part of other income. All other items previously appeared separately in the income statement. The presentation of these items has been changed to more closely conform to the Securities and Exchange Commission’s Article 5 of Regulation S-X. Certain other reclassifications have been made to the 2005 financial statements to conform to the presentation in 2006.

The consolidated financial statements consist of CME Holdings and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. and its subsidiaries (CME or the exchange). In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

CME FX Marketplace Inc., a wholly owned subsidiary of CME Holdings, was established in May 2006 in conjunction with the joint venture, FXMarketSpace Limited (FXMS), between CME Holdings and Reuters Group PLC. CME FX Marketplace Inc. holds a 50% interest in FXMS, which is accounted for using the equity method and is included in other assets on the consolidated balance sheets.

CME Swaps Marketplace Ltd., a wholly owned subsidiary of CME Holdings, was established in September 2006 as a U.K. limited liability company, in conjunction with the acquisition of Swapstream Limited, Swapstream Operating Services Limited, Special Technology Investments Limited and IT4F (collectively, Swapstream). See Note 7 of Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Exhibit 13.1 of the CME Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005.

2. Performance Bonds and Security Deposits

Each firm that clears futures and options on futures traded on the exchange is required to deposit and maintain specified performance bonds and security deposits principally in the form of cash, funds deposited in the various Interest Earnings Facility programs, U.S. Government and certain foreign government securities, bank letters of credit or shares of specific U.S. equity securities. For the Chicago Board of Trade products cleared by CME, CME combines those positions with that clearing firm’s CME positions to create a single portfolio for which performance bond and security deposit requirements are calculated. These performance bonds and security deposits are available to meet the financial obligations of that clearing firm to the exchange. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of the exchange in excess of amounts needed for normal operations. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets and offsetting liabilities may vary significantly over time. See Note 6 of Notes to Consolidated Financial Statements in Exhibit 13.1 to CME Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005.

3. Contingencies and Guarantees

Mutual Offset Agreement. When a clearing firm of CME chooses to execute an after-hours trade in an eligible product at the Singapore Exchange Limited (SGX), the resulting trade can be transferred from SGX to CME, and CME assumes the financial obligation to SGX for the transferred trade. A similar obligation can occur when a clearing firm of SGX chooses to execute a trade in an eligible product at CME. The net position of each exchange to the other is marked-to-market daily based on the settlement prices of the applicable exchange, and settlement is made between the exchanges in cash. To allow for adequate and timely funding of the settlement and in the unlikely event of a payment default by a clearing firm, CME and SGX each maintain collateral payable to the other exchange. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At September 30, 2006, CME was contingently liable to SGX on irrevocable letters of credit totaling $52.0 million and had pledged securities with a fair value of $100.3 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of security deposits and performance bonds of the defaulting clearing firm. In October 2006, CME and SGX entered into a new mutual offset agreement that will remain in effect for three years.

Intellectual Property Indemnification. Some agreements with customers accessing the Swapstream electronic trading platform contain indemnifications from intellectual property claims that may be made against them as a result of their use of the platform. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” no liability has been recorded because the potential future claims relating to these indemnifications cannot be estimated.

4. Commitments

Operating Leases. In August 2006, CME entered into an operating lease for additional office space in Chicago. The lease became effective on August 10, 2006 and terminates on November 30, 2023. The lease contains two 5-year renewal options. Future minimum rental payments under the non-cancelable portion of this lease are due as follows (in thousands):

2007	$441
2008	1,633
2009	3,262
2010	3,397
Thereafter	65,148

Total Minimum Payments	$73,881

5. Pension Plan

The funding goal for CME is to have its pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required and maximum deductible contribution requirements. Year-end assumptions had been used to project the liabilities and assets from December 31, 2005 to December 31, 2006, and resulted in the projected 2006 contribution of $7.0 million that was disclosed in CME Holding’s Annual Report on Form 10-K for the year ended December 31, 2005. Since year end, the discount rate has increased to 5.8% from 5.5%. This change has resulted in a revised estimated contribution of $3.2 million for 2006 that will allow CME to meet its funding goal for the pension plan.

6. Stock-Based Payments

CME Holdings adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 4.0 million Class A shares have been reserved for awards under the plan. Awards totaling 3.1 million shares have been granted and are outstanding or have been exercised under the plan as of September 30, 2006. Awards granted since 2003 vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years.

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

In the first nine months of 2006, the company granted stock options totaling 132,565 shares to various employees under the plan. The options have a ten-year term with exercise prices ranging from $430.47 to $453.75, the closing market prices on the day prior to each grant. The fair value of these options totaled $26.0 million, measured at the grant dates using the Black-Scholes valuation model. Risk-free rates ranging from 4.7% to 5.0% were used over an expected life of 6.5 years, calculated using the simplified method, with weighted-average implied volatility factors ranging from 34.7% to 37.9% and a dividend yield of 0.6%. This compensation expense will be recognized on an accelerated basis over the vesting period.

The following table summarizes stock option activity for the period:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,077,091	$106.50
Granted	132,565	440.60
Exercised	(224,261)	56.34
Cancelled	(22,487)	191.18

Outstanding at September 30, 2006	962,908	162.20

Exercisable at September 30, 2006	340,323	76.49

Stock options outstanding at September 30, 2006 had a weighted average remaining contractual life of 7.5 years and an aggregate intrinsic value of $302.8 million. Stock options exercisable at September 30, 2006 had a weighted average remaining contractual life of 6.3 years and an aggregate intrinsic value of $136.2 million.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $196.04 and $99.52, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $88.1 million and $62.9 million, respectively.

In the first nine months of 2006, the company also granted 3,620 shares of restricted Class A common stock that have the same vesting provisions as the stock options granted during the period. The compensation expense related to these grants is $1.6 million, which will be recognized on an accelerated basis over the vesting period.

The following table summarizes restricted stock activity for the period:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	22,630	$138.30
Granted	3,620	440.09
Vested	(6,656)	118.24
Cancelled	(534)	120.05

Outstanding at September 30, 2006	19,060	202.56

The total fair value of restricted stock that vested during the nine months ended September 30, 2006 and 2005 was $3.1 million and $5.8 million, respectively.

Total compensation expense for stock-based payments was $11.6 million for the nine months ended September 30, 2006, and $8.8 million for the nine months ended September 30, 2005. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $4.6 million for the nine months ended September 30, 2006, and $3.5 million for the nine months ended September 30, 2005.

Excluding estimates of future forfeitures, at September 30, 2006, there was $38.6 million of total unrecognized compensation expense related to share-based compensation arrangements that had not yet vested. That expense is expected to be recognized over a weighted average period of 2.6 years.

In 2005, CME Holdings added an equity component to its compensation for non-executive members of the Board of Directors. Under the original terms of the 2005 Director Stock Plan, non-executive directors received 100 shares of Class A common stock annually. Directors were also permitted to elect to receive some or all of the $17,500 cash portion of their annual stipend in shares of stock based on the closing price at the date of distribution. In August of 2006, the cash portion of the annual stipend increased to $25,000 from $17,500. Non-executive directors may continue to elect to receive some or all of the cash portion of their annual stipend in shares of stock based on the closing price at the date of distribution. Additionally, each non-executive director now receives an annual award of Class A common stock with a value equal to $75,000. As a result, CME Holdings issued 3,187 and 2,233 shares of Class A common stock to its non-executive directors during the first nine months of 2006 and 2005, respectively. These shares are not subject to any vesting restrictions. Expense of $0.6 million and $0.2 million related to these stock-based payments was recognized for the nine months ended September 30, 2006 and 2005, respectively.

In addition, in the second quarter of 2006, the second Employee Stock Purchase Plan stock purchase took place. Eligible employees may acquire shares of CME Holdings Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six-months duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the New York Stock Exchange. Compensation expense is recognized on the date of purchase for the discount from the closing price. A total of 1,086 shares of Class A common stock were issued to participating employees at a 10% discount. These shares are subject to a six-month holding period. Expense of $47,849 for the purchase discount was recognized on the date of the employees’ purchase.

7. Acquisition of Swapstream

On August 25, 2006, CME Holdings completed its acquisition of Swapstream, an inter-dealer electronic trading platform for euro and Swiss franc denominated interest rate swaps. Swapstream’s results of operations are included in CME Holdings’ consolidated statements of income from the acquisition date.

The purchase price of $16.5 million, which included $5.8 million for 100% of the companies’ stock, $9.2 million to repay outstanding debt and $1.5 million in acquisition costs, was allocated to Swapstream’s net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date. In addition, CME Holdings provided funding for operations from the announcement date to the acquisition date. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Additional adjustments to deferred taxes and goodwill may be necessary subject to a pending tax election.

In connection with the acquisition, CME Holdings recorded $9.7 million of goodwill and $6.5 million of identifiable intangible assets both of which are included in other assets on the consolidated balance sheet. The remaining purchase price consists of fixed assets and net liabilities assumed. A deferred tax benefit of $7.9 million arising from acquired net operating losses has been fully reserved as of September 30, 2006. Additional cash purchase consideration of up to $20.2 million is payable contingent upon meeting specific performance conditions during the first five calendar years of operations after closing. Contingent consideration will be recorded as additional purchase price and will increase goodwill as it becomes payable.

Goodwill will be tested for impairment on an annual basis using a fair-value-based approach and at other times during the year if indicators of potential impairment exist. Identifiable intangible assets, which include customer relationships, trade names, regulatory licenses and technology and related patents, are all subject to amortization. Trade names, regulatory licenses, and existing technology and patents, are amortized using the straight-line method over their estimated period of benefit of five or eight years. Customer relationships are amortized using an accelerated method over their estimated useful life of ten years. CME will evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Swapstream conducts its operations in British pounds and euros. Consequently, Swapstream’s revenues and expenses are translated from its functional currencies into U.S. dollars using weighted-average exchange rates while its assets and liabilities are translated into U.S. dollars using period-end exchange rates. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

8. Related Party Transactions

CME will provide trading, clearing, regulatory, and billing services to FXMS pursuant to the terms of servicing and licensing agreements with FXMS. In addition to these services, FXMS will pay CME an upfront fee for certain system development and implementation costs incurred in advance of commencement of these services. As of September 30, 2006, upfront fees due from FXMS, which are included in accounts receivable, totaled $8.0 million. Also included in accounts receivable are $1.7 million in reimbursable costs paid by CME on behalf of FXMS. Deferred revenue related to future services totaled $8.0 million as of September 30, 2006 and is included in other current liabilities and other liabilities. Deferred revenue will be recognized straight-line over the five-year term of service expected to begin in January 2007.

9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options and restricted stock awards of approximately 132,000 and 133,000 were anti-dilutive for the quarter and nine months ended September 30, 2006, respectively. Approximately 211,000 and 228,000 outstanding stock options and restricted stock awards were anti-dilutive for the three months and nine months ended September 30, 2005, respectively. These shares were not included in the diluted earnings per share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net Income	$103,800	$77,466	$304,746	$230,577

Weighted Average Number of Common Shares:
Basic	34,749	34,370	34,657	34,262
Effect of stock options	394	510	431	515
Effect of restricted stock grants	10	11	10	16

Diluted	35,153	34,891	35,098	34,793

Earnings per Share:
Basic	$2.99	$2.25	$8.79	$6.73
Diluted	2.95	2.22	8.68	6.63

10. Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with a cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. CME will adopt FIN No. 48 effective January 1, 2007 and is currently completing its assessment of the adoption’s impact, if any, on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet on the date the pronouncement becomes effective. Changes in funded status are recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year-end balance sheet. CME will begin to record its plan’s funded status as of December 31, 2006. CME currently measures its plan assets and benefit obligations as of the year-end balance sheet and is currently evaluating the impact of adoption on its financial statements and accompanying disclosures.

11. Subsequent Events

On October 17, 2006, CME Holdings and CBOT Holdings, Inc. (CBOT Holdings) and the Board of Trade of the City of Chicago, Inc. (CBOT) announced that they signed a definitive merger agreement. The terms of the agreement provide that CBOT Holdings shareholders will have the right to receive 0.3006 shares of CME Class A common stock per share of CBOT Holdings Class A common stock or to elect an amount in cash per share equal to the value of the share exchange ratio based on a ten day average of closing prices for CME Class A common stock at the time of the merger. The cash consideration is limited to $3.0 billion in aggregate and will be subject to proration. The cash component of the transaction will be financed through cash on hand and debt financing, if necessary. The merger is expected to close by mid-year 2007, subject to a number of approvals, including shareholder, CBOT member and regulatory approvals, as well as completion of customary closing conditions. If either CME Holdings or CBOT Holdings were to terminate the merger agreement, the terminating party may be required to pay the other party a termination fee of $240.0 million.

On October 13, 2006, CME renewed its expiring $750.0 million secured line of credit. The new agreement, which expires on October 12, 2007, allows CME to borrow up to $800.0 million, to the extent that any borrowing is collateralized, on substantially the same terms as the expiring line of credit. CME has the option to increase the facility to $1.0 billion although the agreement does not require the participating banks to comply with CME’s request.

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

Results of Operations

Financial Highlights

•	Total revenues grew by 22% and 21% in the third quarter and first nine months of 2006, respectively, primarily as a result of increased clearing and transaction fees, and to a lesser extent higher revenue from processing services and quotation data fees.

•	Total expenses increased by 11% in the third quarter driven mostly by increases in compensation and benefits, fees on licensed Standard & Poor’s (S&P) and The Nasdaq Stock Market, Inc. (NASDAQ) products as well as technology spending on support services and ongoing hardware and software purchases related to capacity and processing speed enhancements.

Year to date, total expenses increased by 13% due primarily to higher compensation and benefits costs, higher licensing fee rates and trading volumes, increased professional and outside services fees, and increased technology spending.

•	Pre-tax margin, which we define as income before income taxes expressed as a percentage of the sum of total revenues plus non-operating items, increased from 55% in the third quarter of 2005 to 59% for the same period in 2006. Year to date, our pre-tax margin increased by 3%, to 59%, in 2006.

•	Cash earnings increased by $85.1 million to $306.6 million for the first nine months of 2006 compared with the same period in 2005.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2006	2005	Change	2006	2005	Change
Clearing and transaction fees	$217.0	$176.3	23%	$646.3	$519.7	24%
Processing services	23.9	17.6	36	62.2	53.2	17
Quotation data fees	20.1	18.8	7	60.7	54.4	12
Access fees	5.2	4.7	12	14.9	14.1	6
Communication fees	2.1	2.2	(4)	6.6	6.8	(4)
Other	6.4	6.1	5	17.9	19.0	(6)

Total Revenues	$274.7	$225.7	22	$808.6	$667.2	21

Revenue Highlights. Revenues grew for the quarter and year-to-date periods primarily due to the following:

•	Increased trading volume primarily as a result of technological enhancements, uncertainty surrounding interest rates and market volatility contributed to increases for the third quarter and year-to-date periods;

•	Greater trading volumes at the Chicago Board of Trade (CBOT) and higher volume starting in June 2006 under the new agreement with the New York Mercantile Exchange (NYMEX) for both the quarter and year-to-date periods resulted in increased processing services revenue; and

•	Increased monthly subscriber fees, which became effective January 1, 2006, contributed to an increase in quotation data fees for both periods.

Clearing and Transaction Fees. The increase was due to trading volume growth partially offset by a decrease in the average rate per contract. The following table summarizes average daily trading volume (in thousands) and revenue. All amounts exclude TRAKRS and CME Auction Markets products.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
CME Product Line Volume:
Interest rates	3,148	2,489	27%	3,108	2,436	28%
Equities	1,718	1,299	32	1,732	1,360	27
Foreign exchange	423	336	26	434	321	35
Commodities and alternative investments(1)	78	56	39	79	55	46

Total Average Daily Volume	5,367	4,180	28	5,353	4,172	28

CME Globex Volume	3,801	2,869	32	3,754	2,874	31
CME Globex Volume as a Percentage of Total Volume	71%	69%		70%	69%
Clearing and Transaction Fees (in millions)	$216.6	$176.3		$645.2	$519.7
Average Rate per Contract	$0.641	$0.659		$0.641	$0.659

(1) CME weather and Goldman Sachs Commodity Index products are included in commodities rather than equities beginning in the second quarter of 2006. Prior period amounts have been adjusted to conform to the current year presentation.

•	Volume

On September 27, 2006, our volume surpassed one billion contracts traded for the second consecutive year driven by growth exceeding 25% in all product lines. Technology enhancements significantly increased trade-matching speed which reduced our average response time on transactions and resulted in increased usage by automated trading systems. Interest rate uncertainty and increased volatility in equity markets also contributed to trading volume growth.

Interest Rate Products

Interest rate volume increased for the quarter and year-to-date periods primarily due to uncertain market expectations surrounding interest rates, including those created by changes in Federal Reserve monetary policy, and expansion in the use of our electronic trading platform as a result of technological enhancements.

The average daily volume of electronic interest rate products increased by 32% to 1.8 million contracts during the third quarter of 2006 compared with the same period in 2005. The average daily volume of CME Eurodollar options, which are traded predominantly through open outcry, increased to 1.1 million contracts, a 34% increase over the third quarter of 2005. Additionally, the average daily volume of CME Eurodollar options traded electronically increased to 95,000 contracts for the quarter from 38,000 contracts in the third quarter of 2005.

Year to date, the average daily volume of electronic interest rate products increased by 30% to 1.8 million contracts from 1.4 million contracts when compared to the same period in 2005. The average daily volume of CME Eurodollar options increased by 45% to 1.1 million contracts year to date compared with 2005. Finally, electronically-traded CME Eurodollar options volume increased to 79,000 contracts per day in 2006 from 27,000 contracts per day in 2005.

Equity Products

The increase in equity product volume for both the quarter and year to date was primarily due to the following:

•	Efforts to attract new customers;

•	Increased usage of equity option products;

•	Technological enhancements; and

•	Occasional significant daily fluctuations in stock market volatility, as measured by the CBOE Volatility Index.

The average daily volume of our E-mini equity products increased by 32% to 1.6 million contracts in the third quarter when compared with the same period in 2005. In particular, E-mini S&P 500 volume increased 28% to 1.0 million contracts. Volume for our electronically-traded E-mini equity options increased to 52,000 contracts per day in the third quarter of 2006 from 17,000 contracts per day for the same period in 2005.

Average daily volume of our E-mini equity products increased by 27% to 1.6 million contracts for the first nine months of 2006 compared with the same period in 2005. Growth was experienced primarily in the E-mini S&P 500 product which increased by 30% to 1.1 million contracts. Year to date, the average daily volume of our E-mini equity options traded electronically increased from 13,000 contracts in 2005 to 40,000 contracts in 2006.

Foreign Exchange Products

The increase in trading of foreign exchange products resulted from the previously mentioned technological enhancements, which facilitated faster execution of trades, additional liquidity, our fee incentive programs and programs implemented in 2005 to attract commodity trading advisors and large hedge funds. In the third quarter of 2006, 88% of our foreign exchange volume traded through the CME Globex platform compared with 82% during the same period in 2005. During the first nine months of 2006, 87% of foreign exchange volume traded electronically compared with 80% for the first nine months of 2005.

Commodity and Alternative Investment Products

Trading in commodities and alternative investment products increased as a result of the growing appeal of commodities as an asset class, which has attracted additional trading activity in live cattle and lean hog products.

•	Average Rate Per Contract

The impact of the 28% increase in trading volume for the third quarter and year-to-date periods was partially offset by a decrease in the average rate, or revenue, per contract.

For the third quarter of 2006, the rate per contract decreased 3% to $0.641 from $0.659 for the same period in 2005, primarily due to the following factors:

•	The rate per contract decreased by $0.019 due to higher incentives and discounts resulting from trading volume growth for interest rate and foreign exchange products;

•	The percentage of trades executed by member customers increased to 80% in 2006 from 79% for the same period in 2005 due to an increase in the number of inactive clearing firms and the trading volume generated by these firms as well as increased trading volume from automated trading systems that receive member rates; and

•	The percentage of volume from our higher priced privately negotiated products decreased when compared with the third quarter of 2005.

Year to date, the average rate per contract also decreased 3%, to $0.641 from $0.659 for the first nine months of 2005, primarily due to the following factors:

•	The number of inactive clearing firms and trading volume from automated trading systems that receive member rates increased resulting in a rise in the percentage of trades executed by member customers to 81% year to date from 78% for the same period of 2005;

•	Incentives and discounts increased as a result of volume growth, further reducing the average rate per contract by $0.018 year to date;

•	Privately negotiated trades, as a percentage of total trades, decreased for the first nine months of 2006 when compared with the same period of 2005; and

•	The average daily volume of CME Eurodollar options traded through open outcry increased by 40%. This represented 20% of total volume for the first nine months of 2006 compared with 18% for the same period in 2005. CME Eurodollar options traded through open outcry, one of our lowest priced products, represented an average rate per contract of $0.33 in 2006.

These decreases were partially offset in both the third quarter and year-to-date periods by pricing increases implemented in August 2005, which contributed incremental revenue of $1.7 million and $12.7 million, respectively, when compared with the same periods in 2005. Additionally, the rate per contract was favorably impacted by a higher percentage of trades executed through the CME Globex platform for which additional fees are assessed.

A substantial portion of our clearing and transaction fees are billed to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of their customers. We currently have approximately 80 clearing firms. During the nine months ended September 30, 2006, one firm represented approximately 10% of our clearing and transaction fees revenue. Should a clearing firm discontinue operations, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue earned from any particular firm.

Processing Services. Revenue increased primarily as a result of increased trading volume at the CBOT and higher volume executed on the CME Globex platform under our new agreement with NYMEX which became effective on June 11, 2006.

The CBOT’s average daily trading volume was 3.2 million contracts for both the third quarter and year-to-date periods, an increase of 23% and 15%, respectively, compared with the same periods in 2005. Increased volume at the CBOT generated incremental revenue of $3.0 million and $6.7 million for the third quarter and year-to-date periods, respectively, compared with the same periods in 2005.

NYMEX revenue increased by $3.3 million for the quarter and $2.4 million year to date when compared with the same periods in 2005. Although trading under our prior agreement with NYMEX ended in November 2005, trading under our new 10-year agreement began on June 11, 2006. The new agreement has expanded the number of energy futures products we now list for NYMEX on the CME Globex platform.

Quotation Data Fees. The growth in revenue resulted primarily from a fee increase that was implemented on January 1, 2006. Users of our basic service currently pay $40 per month for each market data screen, or device. The monthly charge in effect during 2005 was $35. This increase in rate contributed to a $2.4 million and $7.3 million increase in subscriber fees in the third quarter and year-to-date periods, respectively, compared with the same periods in 2005. Increases were partially offset by a decrease in assessments resulting from our periodic audit of usage data previously provided by our customers. Audit assessments decreased by $1.4 million and $1.6 million for the third quarter and year-to-date periods, respectively, compared with the same periods in 2005. Effective January 1, 2007, users of our basic service will pay $50 per month for each market data screen, or device.

For the first nine months of 2006, approximately 55% of our quotation data fees revenue was generated from the two largest resellers of our market data. Despite this concentration, we do not believe we are exposed to significant risk of loss of quotation data fees revenue. In the event one of these vendors no longer subscribed to our market data, we believe the majority of the vendor’s customers would likely subscribe to our market data through another reseller.

Access Fees. Growth in revenue for the quarter and year-to-date periods resulted from the expiration, in July 2006, of an incentive program to encourage our customers to switch to a higher bandwidth connection.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2006	2005	Change	2006	2005	Change
Compensation and benefits	$51.1	$45.2	13%	$149.0	$134.1	11%
Communications	7.7	8.3	(8)	23.5	22.5	4
Technology support services	8.5	6.4	31	23.4	19.7	19
Professional fees and outside services	7.5	7.6	(1)	25.2	19.7	28
Depreciation and amortization	18.6	17.2	8	53.6	48.1	11
Occupancy	7.7	7.3	6	22.2	21.3	4
Licensing and other fee agreements	6.4	4.0	62	19.3	12.2	58
Marketing, advertising and public relations	4.5	4.0	14	11.6	9.5	22
Other	5.7	6.0	(5)	18.2	17.9	2

Total Expenses	$117.7	$106.0	11	$346.0	$305.0	13

Expense Highlights. Increases in total expenses for the third quarter and year-to-date periods were driven primarily by the following factors:

•	Increased average headcount as well as annual salary raises and the rising costs of related benefits, stock-based compensation and incentive pay contributed to higher compensation and benefits expense;

•	Higher licensing rates associated with the extension of our exclusive licensing agreements with NASDAQ and S&P for various equity index products and volume growth in these products resulted in increased licensing fees;

•	Increased depreciation and amortization, as well as greater technological support services expense, resulted from ongoing investments in equipment and software to expand our infrastructure and improve processing speed; and

•	Additional exploration of business expansion opportunities and ongoing litigation resulted in a need for consulting and legal services. Various technology initiatives also contributed to an increase in professional fees.

Compensation and Benefits. The net increase for the third quarter and year-to-date periods when compared with the same periods in 2005 consisted primarily of the following:

	Increase (Decrease)
(dollars in millions)	Third Quarter	Year to Date
Average headcount	$2.6	$6.6
Annual salary increases and net changes in benefits and employer taxes	1.6	4.6
Stock-based compensation	1.0	2.9
Bonus	1.1	1.9
Capitalization for software development	(0.5)	(2.2)

•	Average headcount increased by 7%, or 91 employees, in the third quarter of 2006 compared with the same period in 2005. Our acquisition of Swapstream, which was completed on August 25, 2006, contributed to the increase in average headcount for the quarter. Year-to-date average headcount increased by 6%, or 77 employees. As of September 30, 2006, we had 1,409 employees.

•	Stock-based compensation increased primarily as a result of additional expense from options granted in June 2006 and the full impact in 2006 of the expense related to the June 2005 grant. In addition, the fair value per share of options granted in June 2006 increased when compared with options granted in June 2005.

•	Bonus expense accrued under the provisions of our annual incentive plan increased due to improved operating performance relative to our cash earnings target in 2006 compared with 2005 performance and the related target.

•	Increases were partially offset by increased capitalization of compensation and benefits expense relating to software development. The increase in capitalized software costs resulted primarily from development needed to provide trading and other services for FXMarketSpace Limited, our new joint venture with Reuters Group PLC.

Communications. Year-to-date communication expense increased when compared with the same period in 2005 primarily due to the expansion of capacity in our international hubs and new connections added in late 2005 and early 2006. These factors were offset by a reduction in duplicate connections necessary during our bandwidth upgrades which resulted in a net decrease in third quarter expense when compared with 2005.

Technology Support Services. We experienced growth of 28% and 21% in the average number of transactions processed electronically during the quarter and year-to-date periods, respectively, when compared with the same periods in 2005. As a result of the continual growth in transactions processed, additional hardware and software purchases were required resulting in additional maintenance and service contracts.

Professional Fees and Outside Services. Legal fees increased $4.1 million year to date compared with the same period in 2005 due to our examination of potential strategic opportunities for expansion as well as litigation costs related to the continuing antitrust suit filed by Eurex U.S. in 2003.

In addition, other professional fees increased $1.4 million year to date primarily due to the use of consulting services to support several clearing systems projects and further enhance the CME Globex platform’s functionality, including its ability to execute complex options trading strategies.

Depreciation and Amortization. During the second quarter of 2006, we began an 18-month process of migrating the electronic trading of products to new Hewlett Packard Integrity NonStop servers that incorporate Intel Itanium processors. As a result of the migration, we reassessed and shortened the estimated useful lives on our existing processors which resulted in additional depreciation expense of $0.7 million in the third quarter and $1.1 million year to date when compared with the same periods in 2005. In addition, depreciation and amortization of 2005 and 2006 property additions exceeded the depreciation and amortization of assets that have become fully depreciated or retired since January 1, 2005, resulting in an increase in year-to-date depreciation and amortization expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2006	2005	2006	2005
Total property additions	$18.6	$19.2	$58.1	$62.3
Technology-related assets as a percentage of total additions	93%	93%	95%	93%

Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and costs associated with the build-out of our data centers.

Occupancy. We entered into a new lease in August 2006 for additional office space in downtown Chicago. The new lease resulted in additional occupancy expense of $0.3 million for the quarter and year-to-date periods.

Licensing and Other Fee Agreements. A large portion of the increase in this expense was attributable to an increase in licensing rates for S&P and, to a lesser extent, NASDAQ E-mini products. Rate increases went into effect in June 2005 for NASDAQ products and October 2005 for S&P products in return for extending our exclusive rights to offer these products. In the third quarter, renegotiated licensing rates resulted in $2.0 million of incremental expense compared with the same period in 2005. Higher average daily trading volume for licensed products resulted in additional expense of $0.8 million in the third quarter.

Year to date, renegotiated licensing rates resulted in $6.4 million of incremental expense while average daily trading volume contributed additional expense of $1.7 million.

A decrease in fees paid to market maker program participants partially offset these increases in expense. The reduction in fees was primarily due to the expiration of the Russell 1000 program in December 2005. Market maker fees decreased by $0.2 million and $0.7 million for the third quarter and year to date, respectively, compared with the same periods in 2005.

Marketing, Advertising and Public Relations. Third quarter expense increased when compared with the same period in 2005 due primarily to the launch of a new global brand campaign in the third quarter. Year to date, this expense increased primarily as a result of marketing material rebranding in preparation for the brand campaign, promotion of new products and production of CME’s quarterly magazine, which was substantially produced in the third quarter of 2005.

Non-Operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2006	2005	Change	2006	2005	Change
Investment income	$14.7	$8.8	66%	$38.8	$21.2	83%
Securities lending interest income	19.3	15.7	n.m.	70.4	39.5	n.m.
Securities lending interest expense	(18.9)	(15.3)	n.m.	(68.8)	(38.1)	n.m.
Equity in losses of unconsolidated subsidiaries	(1.5)	(0.6)	147	(2.1)	(2.2)	(5)

Total Non-Operating	$13.6	$8.6	57	$38.3	$20.4	88

n.m. not meaningful

Investment Income. For the third quarter and year-to-date periods, rising market interest rates and increased funds available for investment resulted in increased investment income when compared with the same periods in 2005. Increases were partially offset by an increase in tax-advantaged investments, as a percentage of the total portfolio, during 2006. The annualized average rate of return and average investment balance indicated in the table below include cash and cash equivalents, marketable securities and clearing firms’ cash performance bonds and security deposits, but exclude the first Interest Earning Facility programs (IEFs) and our non-qualified deferred compensation plan. Non-qualified deferred compensation plan earnings are excluded from this analysis as there is an equal and offsetting expense. Annualized average rates of return are reflective of a portfolio that currently includes both tax-advantaged and taxable securities.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2006	2005	Change	2006	2005	Change
Annualized average rate of return	4.44%	3.08%	1.36%	4.11%	2.77%	1.34%
Average investment balance	$1,272	$958	$314	$1,228	$907	$321

Increase in income due to rate			$4.3			$12.3
Increase in income due to balance			2.5			6.7

Increases due to rate and balance changes were partially offset by a decrease due to the discontinuance of the first IEFs in December 2005. Investment income decreased by $0.6 million and $1.6 million in the third quarter and year-to-date periods, respectively when compared with the same periods in 2005 as a result of the discontinuance of these IEFs.

Securities Lending Interest Income and Expense. The average daily balance of funds invested decreased during the third quarter of 2006, relative to the same period in 2005, as a result of a decrease in funds available for lending in the form of clearing firm collateral on deposit. However, for the first nine months of 2006, the average daily balance of funds invested increased, compared with the same period in 2005. This was primarily the result of a policy change effective October 1, 2005 that increased the amount of securities available for lending to 70% from 50% of total eligible securities.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in billions)	2006	2005	Change	2006	2005	Change
Average daily balance of funds invested	$1.4	$1.8	$(0.4)	$1.9	$1.7	$0.2

Annualized average rate earned	5.38%	3.52%	1.86%	4.91%	3.06%	1.85%
Annualized average rate paid	5.27	3.44	1.83	4.79	2.95	1.84

Net earned from securities lending	0.11	0.08	0.03	0.12	0.11	0.01

Equity in Losses of Unconsolidated Subsidiaries. This includes our proportionate share of third quarter and year-to-date losses from our investments in FXMarketSpace Limited, which began operations in July 2006, and OneChicago LLC.

Income Tax Provision

The effective tax rate decreased from 39.6% to 39.1% in the third quarter when compared with the same period in 2005. Year to date, the effective tax rate decreased from 39.7% to 39.2% when compared with the same period in 2005. The decrease in the third quarter and year-to-date periods is due primarily to increased investments in tax-advantaged securities.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $343.8 million for the first nine months of 2006 compared with the $247.6 million for the same period in 2005. Year to date, net cash provided by operating activities was $39.0 million higher than net income. This increase consisted primarily of $53.6 million in depreciation and amortization and a $19.4 million increase in current liabilities offset by a $40.8 million increase in accounts receivable and a $19.6 million increase in net deferred taxes. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash used in investing activities was $67.3 million year to date compared with $7.4 million for the same period in 2005. The increase in cash used was due primarily to $29.7 million in purchases of marketable securities. In addition, investments in Swapstream and FXMarketSpace Limited were $17.3 million and $13.9 million, respectively.

Cash used in financing activities was $18.8 million for the current year to date compared with $12.1 million for the same period in 2005. The increase was due primarily to an $18.2 million increase in cash dividends to shareholders as a result of our increased cash earnings in 2005 over the prior year. This was partially offset by an $8.4 million increase in excess tax benefits from employee option exercises and restricted stock vesting.

On November 1, 2006, the Board of Directors declared a regular quarterly dividend of $0.63 per share payable on December 26, 2006 to shareholders of record as of December 8, 2006. Assuming no changes in the number of shares outstanding, the dividend payment will total approximately $22.0 million.

Debt Instruments. We have maintained a $750.0 million line of credit with a consortium of banks to be used in certain situations. The credit agreement, which was renewed upon expiration on October 13, 2006, increased to $800.0 million upon renewal. The line of credit continues to be collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in IEF2 and any performance bond deposits of the defaulting firm. We also have the option to increase the facility to $1.0 billion although the agreement does not require the participating banks to comply with our request. The line of credit can only be drawn on to the extent it is collateralized. Collateral available and on deposit was $1.1 billion at September 30, 2006.

In October 2005, we approved the use of CME-owned U.S. Treasury securities as performance bond collateral in lieu of, or in combination with, irrevocable letters of credit for our mutual offset agreement with the Singapore Exchange Limited. We can pledge U.S Treasury securities up to a maximum of $100.0 million measured as the aggregate fair value at the time of any collateral adjustment. At September 30, 2006, we were contingently liable on irrevocable letters of credit totaling $52.0 million and had pledged securities with a fair value of $100.3 million.

CME also guarantees a $5.0 million standby letter of credit for GFX Corporation (GFX). The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures positions. The letter of credit will be utilized in the event GFX defaults in meeting performance bond requirements to its clearing firm.

Liquidity and Cash Management. Cash and cash equivalents totaled $868.6 million at September 30, 2006 compared with $610.9 million at December 31, 2005. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices, including potential future acquisitions.

Current net deferred tax assets of $7.9 million and $6.4 million are included in other current assets at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, non-current net deferred tax assets, which are included in other assets, were $24.3 million and $8.5 million, respectively. Net deferred tax assets result primarily from depreciation and amortization, stock based-compensation and pension costs. Under current tax laws, foreign net operating losses acquired from Swapstream of $7.9 million may only be used to offset Swapstream’s future taxable income. Based on our assessment as of September 30, 2006, the deferred tax benefit arising from acquired net operating losses does not meet the more-likely-than-not criteria for future realization. As a result, this deferred tax benefit has been fully reserved.

On October 17, 2006, we announced the signing of a definitive merger agreement with CBOT Holdings, Inc. (CBOT Holdings) and the Board of Trade of the City of Chicago, Inc. (CBOT). Pursuant to the agreement, CBOT Holdings shareholders will have the right to receive 0.3006 shares of CME Class A common stock per share of CBOT Holdings Class A common stock or to elect an amount in cash per share equal to the value of that share exchange ratio based on a ten day average of CME Class A common stock closing prices at the time of the merger. If no stockholders elect to receive cash, we will issue approximately 15.9 million shares to execute the transaction. Any cash consideration, which is limited to $3.0 billion in aggregate, will be financed through cash on hand and debt financing, if necessary. The merger is expected to close by mid-year 2007, conditional upon shareholder, CBOT member and regulatory approvals as well as completion of customary closing conditions. If either CME Holdings or CBOT Holdings were to terminate the merger agreement, the terminating party may be required to pay the other party a termination fee of $240.0 million.

Historically, we have met our funding requirements from operations. If operations do not provide sufficient funds to meet capital expenditure requirements, cash and cash equivalents or marketable securities can be reduced to provide the needed funds; assets can be acquired through capital leases; or we can issue debt. In addition, we believe we can fund any pending or potential future acquisitions with internally available cash, debt financing or the issuance of equity securities.

Cash Earnings. Cash earnings is the primary financial metric used by us to measure our performance and is the basis for calculating dividends to shareholders and annual incentive payments to employees. It is calculated as net income plus depreciation and amortization expense (excluding any loss on disposal of assets), plus stock-based compensation, net of its tax effect, and less capital expenditures. Cash earnings for the first nine months of 2006 is calculated as follows (in millions):

Net income	$304.7
Depreciation and amortization, excluding net loss on disposal of $0.3 million	53.3
Stock-based compensation, net of tax of $4.5 million	7.1
Capital expenditures, excluding proceeds from sale of $0.4 million	(58.5)

Cash Earnings	$306.6

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with a cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We will adopt FIN No. 48 effective January 1, 2007 and are currently completing our assessment of the adoption’s impact, if any, on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet on the date the pronouncement becomes effective. Changes in funded status are recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its fiscal year-end balance sheet. We will begin to recognize our plan’s funded status as of December 31, 2006. We currently measure our plan assets and benefit obligations as of the year-end balance sheet and we are currently evaluating the impact of adoption on our financial statements and accompanying disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents interest rate risk relating to the marketable securities that are available for sale, as well as foreign currency exchange rate risk associated with our GFX derivatives trading portfolio.

Interest Rate Risk. Interest income from marketable securities, short-term cash investments and cash performance bonds and security deposits was $37.9 million in the first nine months of 2006 and $18.9 million for the same period in 2005. Our marketable securities experienced a decrease in net unrealized losses of $1.5 million and an increase in net unrealized losses of $2.1 million during the nine months ended September 30, 2006 and 2005, respectively. There were no realized gains or losses from sales of securities in either period.

Expected maturities and interest coupon rates for marketable securities, all of which were fixed-rate securities, were as follows at September 30, 2006 (dollars in thousands):

Year	Principal Cash Flows	Weighted Average Interest Rate
2006	$18,918	3.57%
2007	173,517	3.77
2008	80,410	2.34

Total	$272,845	3.34

Fair Value	$268,930

The 2008 expected maturities include $26.7 million in principal amount of zero coupon marketable securities. Excluding zero coupon securities, the 2008 weighted average interest rate would be 3.51% and the total weighted average interest rate would be 3.70%.

Foreign Exchange Risk. GFX engages primarily in the purchase and sale of our foreign exchange futures contracts on the CME Globex platform to provide additional liquidity in these products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit market risk. Any potential impact on the earnings of GFX from a change in foreign exchange rates would not be significant. Net position limits are established for each trader and totaled $12.0 million in aggregate notional value as of September 30, 2006.

At September 30, 2006, GFX held futures positions with a notional value of $111.4 million, offset by a similar amount of spot foreign exchange positions. All positions are marked to market on a daily basis, with resulting gain or loss reflected in other revenues.

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

Item 1A. Risk Factors

Other than the following additional risk factors, there have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 6, 2006 and in our Form 10-Q for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 8, 2006.

Completion of the proposed merger with CBOT Holdings, Inc. is subject to the receipt of consents and approvals from government entities that could delay completion of the merger or impose conditions that could have a material adverse effect on the combined company or that could cause abandonment of the merger.

The merger is subject to review by the Antitrust Division of the U.S. Department of Justice and the U.S. Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Under this statute, CME Holdings and CBOT Holdings are required to make pre-merger notification filings and to await the expiration or early termination of the statutory waiting period prior to completing the merger. We cannot assure you as to the timing of these consents and approvals or as to our ultimate ability to obtain such consents or approvals (or any additional consents or approvals which may otherwise become necessary) or that such consents or approvals will be obtained on terms and subject to conditions satisfactory to us. These governmental entities may impose conditions on the completion of the merger or require changes to the terms of the merger. While we do not currently expect that any such conditions or changes would be imposed, we cannot assure you that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on us or limiting the revenues of CME Holdings following the merger, any of which might have a material adverse effect on CME Holdings following the merger. Neither CME Holdings nor CBOT Holdings is obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include certain conditions or restrictions that, individually or in the aggregate, would reasonably be expected to result in (A) a material adverse effect on the expected benefits of the merger or (B) a material adverse effect on CME Holdings, CBOT Holdings or the combined company following the merger.

We may fail to realize all of the anticipated benefits of the merger.

The success of the merger will depend, in part, on our ability to achieve the expected cost savings, synergies and other strategic benefits from combining the businesses of CME Holdings and CBOT Holdings. We expect the combined company to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale, market integration and more automation. However, to realize these anticipated benefits, we must successfully combine the businesses of CME Holdings and CBOT Holdings. If we are not able to achieve these objectives, the anticipated cost savings, synergies and other strategic benefits of the merger may not be realized fully or at all or may take longer to realize than expected. We may fail to realize some or all of the anticipated benefits of the transaction in the amounts and times projected for a number of reasons, including that the integration may take longer than anticipated, be more costly than anticipated or have unanticipated adverse results relating to CME Holdings’ or CBOT Holdings’ existing businesses.

The failure to integrate successfully the businesses and operations of CME Holdings and CBOT Holdings in the expected time frame may adversely affect the combined company’s future results.

Historically, CME Holdings and CBOT Holdings have operated as independent companies, and they will continue to do so until the completion of the merger. The management of the combined company may face significant challenges in consolidating the functions (including regulatory functions) of CME Holdings and CBOT Holdings, integrating their technologies, organizations, procedures, policies and operations, as well as addressing differences in the business cultures of the two companies and retaining key personnel. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the merger may also disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with market participants, employees, regulators and others with whom we have business or other dealings or to achieve the anticipated benefits of the merger. In addition, difficulties in integrating the businesses or regulatory functions of CME Holdings and CBOT Holdings could harm the reputation of the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	—	$—	—	—
August 1 to August 31	48	$485.72	—	—
September 1 to September 30	—	$—	—	—
Total	48	$485.72	—	—

All of the share amounts set forth in the above table represent shares of the Company’s Class A common stock that were surrendered to the Company in order to fulfill tax withholding obligations of an employee upon the vesting of restricted stock on August 6, 2006.

Item 6. Exhibits

2.1		Agreement and Plan of Merger, dated as of October 17, 2006, among Chicago Mercantile Exchange Holdings Inc., CBOT Holdings, Inc. and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 19, 2006).

10.1		Amendment to that certain Clearing Services Agreement between Chicago Mercantile Exchange Inc. and Board of Trade of The City of Chicago, Inc., effective as of April 16, 2003 and as amended on March 1, 2004 (included in Section 6.17 of Exhibit 2.1).

10.2		Credit Agreement, dated as of October 13, 2006, between Chicago Mercantile Exchange Inc. and each of the banks from time to time party thereto and the Bank of Montreal, as administrative agent, the Bank of New York, as collateral agent, and BMO Capital Markets, as lead arranger (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 16, 2006).

10.3	*	Letter Amendment, dated September 22, 2006, to that certain Amended and Restated License Agreement, between Chicago Mercantile Exchange Inc. and Standard & Poor’s, dated September 20, 2005.

10.4	*	Letter Amendment, dated September 28, 2006, to that certain Amended and Restated License Agreement, between Chicago Mercantile Exchange Inc. and Standard & Poor’s, dated September 20, 2005.

31.1		Section 302 Certification—Craig S. Donohue, Chief Executive Officer.

31.2		Section 302 Certification—James E. Parisi, Managing Director and Chief Financial Officer.

32.1		Section 906 Certification.

*	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
(Registrant)

Dated: November 6, 2006	By:	/s/ James. E. Parisi
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer