Form 10-K
period 2006-12-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2007-03-01
CIK 1156375

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $17.0 billion (based on the closing price per share of Chicago Mercantile Exchange Holdings Inc. Class A common stock on the New York Stock Exchange on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 15, 2007 was as follows: 34,845,717 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders	Parts II and III

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

PART I

In this Annual Report on Form 10-K, we refer to Chicago Mercantile Exchange Holdings Inc. as “CME Holdings” and to Chicago Mercantile Exchange Inc. as “CME.” The terms “we,” “us” and “our” refer to CME Holdings and its subsidiaries.

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. For example, these “forward-looking statements” are included in this Annual Report on Form 10-K in “Item 1. Business,” “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

•

our ability to obtain the required approvals for our proposed merger with CBOT Holdings, Inc., or “CBOT Holdings,” and our ability to realize the anticipated benefits, control the costs of the proposed transaction and successfully integrate the businesses;

•	increasing foreign and domestic competition, including increased competition from new entrants into our markets;

•	our ability to keep pace with rapid technological developments, including our ability to complete the development and implementation of the enhanced functionality required by our customers;

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

•

changes in our rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structures;

•

the ability of our financial safeguards package to adequately protect us from the credit risks of our clearing members and the clearing members of the Board of Trade of the City of Chicago, Inc., or “CBOT”;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

•	economic, political and market conditions;

•	our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of performance of our systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax on futures and options on futures transactions; and

•	the seasonality of the futures business.

For a detailed discussion of these and other factors that might affect our performance, see the section of this Annual Report on Form 10-K entitled “Item 1A. Risk Factors.”

TRAKRS, Total Return Asset Contracts, are exchange-traded, non-traditional futures contracts designed to provide market exposure to various market-based indexes which trade electronically on the CME Globex electronic platform. Clearing and transaction fees on these products are immaterial relative to other CME products. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude our TRAKRS products.

CME economic derivatives are options and forwards geared to key U.S. and European economic indicators that trade in an auction format on the CME Auction Markets platform. Clearing and transaction fees on these products are based on notional values rather than volume and are immaterial relative to other CME products. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude these products.

In August 2006, we acquired Swapstream, a London-based electronic trading platform for interest rate swaps. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude these products.

Chicago Mercantile Exchange, CME, CLEARING 21, E-mini, CME Auction Markets, the globe logo and Globex are registered trademarks of Chicago Mercantile Exchange Inc. Swapstream is a registered trademark of Swapstream Ltd., a wholly-owned subsidiary of CME Holdings. S&P, S&P 500, NASDAQ-100, Nikkei 225, Russell 1000, Russell 2000, TRAKRS, Total Return Asset Contracts and other trade names, service marks, trademarks and registered trademarks that are not proprietary to CME are the property of their respective owners, and are used herein under license.

ITEM 1.	BUSINESS

General

We are the largest futures exchange in the United States for the trading of futures contracts and options on futures contracts, often called derivatives, as measured by 2006 annual trading volume. For the second consecutive year, our annual trading volume surpassed one billion contracts. We posted record trading volume of 1.3 billion contracts in 2006, an increase of 28% over 2005, which was previously our busiest year. In 2006, our customers, who include our members, traded futures contracts and options on futures contracts with an underlying value of $824 trillion. As of December 31, 2006, our open interest record was 52.5 million contracts set on September 14, 2006. Open interest is the number of outstanding contracts at the close of the trading day at the exchange and is a leading indicator of liquidity. Liquidity of markets, or the ability of a market to quickly and efficiently absorb the execution of large purchases or sales, is key to attracting customers and contributing to a market’s success.

Futures and options on futures provide a way to protect against – and potentially profit from – price changes in financial instruments and physical commodities. Futures contracts are legally binding agreements to buy or sell something in the future, such as livestock or foreign currency. The buyer and seller of a futures contract agree on a price today for a product to be delivered and paid for in the future. Each contract specifies the quantity of the item and the time of delivery or payment. An option on a futures contract is a right, but not an obligation, to sell or buy a futures contract at a specified price on or before a certain expiration date.

Our products provide a means for hedging, speculation and asset allocation relating to the risks associated with, among other things, interest rate sensitive instruments, equity ownership, changes in the value of foreign currency and changes in the prices of commodities. Our customer base includes professional traders, financial institutions, institutional and individual investors, major corporations, manufacturers, producers and governments.

As a marketplace for global risk management, our exchange brings together buyers and sellers of derivatives products, which trade on our CME Globex electronic trading platform, on our trading floors through open outcry and via privately negotiated transactions that we clear. We offer market participants the opportunity to trade futures contracts and options on futures contracts on interest rates, equities, foreign exchange, commodities and alternative investments. Our key products include CME Eurodollar contracts and contracts based on major U.S. stock indexes, such as the S&P 500, NASDAQ-100 and Russell 2000. We also offer contracts for the principal foreign currencies and for a number of commodity products, including cattle, hogs and dairy.

We own our clearing house, which is the largest derivatives clearing operation in the world for futures and options on futures, and we clear, settle and guarantee every contract traded through our exchange. Our integrated clearing function is designed to ensure the safety and soundness of our markets and helps differentiate us from our competitors. Our clearing house serves as counterparty to every trade – becoming the buyer to each seller of a futures contract and the seller to each buyer. This process substantially reduces credit risk. Performance bond (collateral) deposits are required at each level in the clearing process – customer to broker, broker to clearing firm, clearing firm to our clearing house. The performance bond is a good-faith deposit that represents the minimum amount of protection against potential losses. As of December 31, 2006, we acted as custodian for approximately $47.4 billion in performance bond collateral, including approximately $6.5 billion in deposits for non-CME products. In addition, ownership of our clearing house enables us to more quickly and efficiently bring new products to market through coordination of our clearing functions with our product development, technology, market regulation and other risk management activities. Our goal is to design our system to service historical peak volumes, provide clearing services to CBOT and other exchanges and clear new products.

CME was founded in 1898 as a not-for-profit corporation. In November 2000, we demutualized and became a shareholder-owned corporation. As a consequence, we adopted a for-profit approach to our business, including strategic initiatives aimed at optimizing trading volume, efficiency and liquidity. In December 2002, CME Holdings completed its initial public offering of its Class A common stock and became the first U.S. financial exchange to be publicly traded.

In connection with our demutualization, we opened access to our markets by allowing unlimited, direct access to the CME Globex platform for all market participants. Today, any individual or institutional customer guaranteed by a clearing firm is able to obtain direct access to the CME Globex platform. As a result of the increased access to our markets, all market participants now have the ability to view bids and offers in the market. Generally, member customers are charged lower fees than our non-member customers. Certain of our customers benefit from volume discounts and limits on fees as part of our effort to encourage increased liquidity in our markets. In 2006, volume on the CME Globex electronic trading platform represented 71% of our trading volume compared with 70% in 2005.

In 2006, we entered into an agreement with the New York Mercantile Exchange, or “NYMEX,” to become the exclusive electronic trading service provider for NYMEX’s energy futures and options contracts and for metals products listed on its COMEX Division. This builds upon our successful clearing processing arrangement with CBOT, which was fully implemented in January 2004. The addition of energy contracts onto CME Globex further diversifies our product offerings and creates the first electronic derivatives trading environment that offers global access to all major asset classes – interest rates, stock indexes, foreign exchange, agricultural commodities, and now, energy. We also recently announced our proposed merger with CBOT Holdings to establish the world’s most diverse global exchange. The combined company, to be named CME Group Inc., or “CME Group,” is expected to create operational and cost efficiencies for market users as well as value for our shareholders.

Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, and our telephone number is 312-930-1000.

Competitive Strengths

We have established ourselves as a premier global marketplace for financial risk management. We believe our principal competitive strengths are:

•	highly liquid markets;

•	global benchmark products;

•	diverse portfolio of products and services;

•	wholly-owned clearing house;

•	proven and scalable technology; and

•	global reach.

Highly Liquid Markets. The liquidity in our markets is a key factor in attracting and retaining customers. As of December 31, 2006, our open interest record was 52.5 million contracts set on September 14, 2006. During 2006, we posted record trading volume of 1.3 billion contracts, an increase of 28% over 2005, making us the largest exchange in the United States and the second largest in the world for the trading of futures contracts and options on futures contracts during that period based on annual trading volume.

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

Diverse Portfolio of Products and Services. We differentiate ourselves from our competitors by developing and offering to our customers a diverse array of products, as well as a broad range of trade execution and clearing services. We have a long history of developing innovative products based on interest rates, equities, foreign exchange, commodities and alternative investments designed to appeal to institutional and individual customers. We offer both electronic order-matching services and open outcry auction trading, and we provide facilities to clear privately negotiated transactions. Our markets provide important risk management tools to our customers. We work closely with our customers to create markets and products that meet their needs. These relationships help us to anticipate and lead industry changes.

Wholly-Owned Clearing House. We own our clearing house, which clears, settles and guarantees every contract traded through our exchange, and futures and options on futures contracts traded through CBOT. In 2006, our clearing house cleared an average of 8.6 million contracts daily and 2.1 billion contracts overall. As of December 31, 2006, we acted as custodian for approximately $47.4 billion in performance bond collateral, including approximately $6.5 billion in deposits for non-CME products, and, in 2006, moved an average of $1.7 billion of settlement funds through our clearing system each day. We believe our performance guarantee is a major attraction to our markets, particularly compared to the over-the-counter, or “OTC,” markets, because it substantially reduces counterparty risk. Our clearing system permits more efficient use of capital for our customers by allowing netting of long and short positions in a single type of contract and providing risk offset and cross-margining arrangements with several other leading clearing houses.

Proven and Scalable Technology. We believe our ability to use technology effectively has been a key factor in the successful development of our business. As a result of significant investments in our technology asset base, we possess fast, reliable and fully integrated trading and clearing systems. Our goal is to design our highly scalable systems to accommodate additional products with relatively limited modifications. On June 8, 2006, we processed a record of approximately 3.3 million transactions. The core components of our system infrastructure for trading, clearing and risk management are becoming widely adopted throughout the futures industry, resulting in common interfaces and efficiencies for intermediaries and customers. For example, our CME SPAN risk evaluation system has been adopted by more than 50 exchanges and clearing organizations worldwide.

Global Reach. Globalization of financial markets is expanding the customer base for futures products beyond traditional boundaries. Our electronic trading services, which are available nearly 24 hours a day and five days per week, position us to take advantage of this development. We have seven international telecommunications hubs in Europe and Asia. These hubs reduce connectivity costs and house direct electronic connections between the foreign customer and CME Globex, our electronic trading platform. In the fall of 2006, to better serve our customers in Asia, we opened our Asia office in Hong Kong and established an additional telecommunications hub in Singapore. We also have international offices in London, Tokyo and Sydney. As a result of our efforts to target global customers, including our international incentive programs, we now have direct customer access to our exchange in over 70 countries.

Growth Strategy

Our record revenues and annual trading volume in 2006 reflect our focus on strategic advancement through the execution of our growth strategy. We have expanded our core business organically, added innovative new products for global markets, provided trading-related services more broadly and undertaken significant acquisitions and alliances to leverage our core strength and grow our business non-organically. We intend to continue to grow our business by:

•	generating organic growth;

•	providing trading-related services;

•	leveraging our technology; and

•	advancing new business opportunities.

Generating Organic Growth. We intend to advance our position as a leader in the futures industry by generating organic growth by launching new products and expanding into the OTC market.

•

Add New Products. We create products and product line extensions based on research and development in collaboration with our customers. In 2006, we increased the number of our derivatives contracts to nearly 100, including internationally focused CME S&P Asia 50 futures, CME MSCI EAFE futures and Chinese renminbi and Korean won contracts. We also introduced new futures and options on U.S. housing indexes, which created an opportunity for investors to hedge the

$23 trillion U.S. housing market for the first time.

•

Expanding in the OTC Market. In response to the rapid increase in popularity of foreign exchange as an asset class and the advances in electronic trading, we formed a joint venture with Reuters Group PLC, or “Reuters,” to create the first centrally cleared, global OTC foreign exchange marketplace. Based in London, FXMarketSpace is scheduled to launch in early 2007. This strategic relationship complements our foreign exchange futures and options products and represents an opportunity for us to expand into the $2 trillion per day OTC foreign exchange marketplace.

In August 2006, we completed our acquisition of Swapstream, a leading electronic trading platform for interest rate swaps. Swapstream offers advanced functionality for trading interest rate swaps that provides dealers with the flexibility to interact with one or more banks, one or more brokers, or any combination of these to build their own marketplace and distribute their liquidity. The platform also features a sophisticated permission-based system that allows market participants to publish customized prices and pricing curves based on both credit and counterparty considerations. We will provide Swapstream users with greater financial and operational efficiencies by leveraging the capabilities of Clearing 360, a new initiative that offers a comprehensive clearing solution for OTC market participants.

Providing Trading-Related Services. Providing third-party transaction processing, clearing and related services is a key element of our strategy, and in 2006 we generated $90 million in revenues from this source. It accounted for 8% of total revenues. Approximately $76 million came from the services that we provide to CBOT through our transaction process agreement initiated in 2003. This strategic relationship generates positive returns and increased efficiencies for CME, CBOT and market users worldwide.

In April 2006, we became the exclusive electronic trading service provider for NYMEX’s energy futures and options contracts and for metals products listed on its COMEX Division. Initial trading of NYMEX products under this agreement began in June. Side-by-side electronic trading during regular trading hours began in early September, followed by the launch of COMEX metals products in early December. This relationship accounted for $14 million of our processing services revenue in 2006.

We believe we can differentiate ourselves from our competitors by offering these services on a cost-effective basis in combination with the potential to access our broad distribution, customer base and experienced liquidity providers.

Leveraging Our Technology. Technology remains a key component of our growth strategy. We made significant enhancements to improve the speed, functionality and reliability of our CME Globex platform. In 2006, we expanded the range of products available to market users on the CME Globex platform; thereby making our markets easier and less expensive to access. In 2006, 956 million contracts traded electronically on our CME Globex platform, an increase of 31% over the total electronic trading volume in 2005 of 730 million contracts.

Our commitment to grow electronic options volume remains strong. In 2005, we integrated our enhanced options system for trading CME Eurodollar options into our CME Globex electronic trading platform. This enhanced functionality is designed to facilitate trading of complex combination and spread trades typically used with short-term interest rate options on futures, within a fully transparent and competitive execution environment. In 2006, we also added mass quoting functionality and new market maker programs to increase the liquidity of our options market. In 2006, electronic trading in our options contracts increased to 31.0 million contracts from 11.7 million in 2005. We plan to significantly enhance our functionality with the addition of more user-defined spreads for Eurodollar options in the first quarter of 2007.

We also continue to expand our customer base and increase our trading volume by broadening the access, order routing, trading and clearing solutions we offer to existing and prospective customers. We provide our customers with the flexibility to access our markets in the most cost-effective manner for them. In the fourth quarter of 2006, we provided our customer firms the opportunity to connect their co-located trading servers to our network over high-speed fiber optic connections. These server connections are expected to decrease network latency times for order entry to the CME Globex trading platform to less than one millisecond.

Advancing New Business Opportunities. We have consistently said that we would focus our merger and acquisition efforts on infrastructure cost savings opportunities in order to create value for our customers and shareholders. To that end, in October 2006, we announced that we had entered into a definitive merger agreement with CBOT Holdings and CBOT. The merger is expected to close by mid-year 2007, subject to a number of approvals, including shareholder, CBOT member and regulatory approvals, as well as completion of customary closing conditions. The combined company is expected to create operational and cost efficiencies for market users. Among other things, we expect the merger to allow us to leverage each company’s distinct product lines for the benefit of customers around the world. We also expect that the merger will result in the extension of our global distribution and customer reach, particularly in Europe and Asia where we already have a significant presence and where we see growth potential. We expect annual expense savings of more than $125 million in the second year following the close. The bulk of the synergies result from reducing technology and administrative costs, and creating more efficient trading floor operations.

Products

Our broad range of products includes futures contracts and options on futures contracts based on interest rates, equities, foreign exchange, commodities and alternative investments. Our products are traded through the CME Globex electronic trading platform, our open outcry auction markets or through privately negotiated transactions that we clear. For the year ended December 31, 2006, we derived $866.1 million, or 79% of our total revenues, from fees associated with trading and clearing our products. These fees include per contract charges for trade execution, clearing and CME Globex fees. Fees are charged at various rates based on the product traded, the method of trade and the trading privileges of the customer making the trade. Generally, members are charged lower fees than non-members. Certain of our customers benefit from volume discounts and limits on fees as part of our efforts to encourage increased liquidity in our markets. Our markets also generate valuable data and information regarding pricing and trading activity in our products. We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers.

The following table shows the average daily volume of contracts traded in our four principal product lines for the years ended December 31, 2006, 2005 and 2004:

		Average Daily Contract Volume per Product Line
CME Product Line	Examples of Underlying Instruments	2006	2005	2004
		(in thousands)
Interest Rates	Eurodollar, LIBOR, Euroyen	3,078	2,380	1,705
Equities(1)	S&P 500, NASDAQ-100, S&P MidCap 400, Nikkei 225, Russell 1000 and Russell 2000 indexes	1,734	1,389	1,161
Foreign Exchange	Euro, Japanese yen, British pound, Swiss franc, Canadian dollar	453	334	202
Commodities and Alternative Investments(1)	Cattle, hogs, pork bellies, lumber, dairy, weather	78	55	43

(1)	CME weather and Goldman Sachs Commodity Index products are included in commodities and alternative investments rather than equities beginning in 2006. Prior period amounts have been adjusted to conform to this presentation.

Interest Rate Products. CME interest rate products enable banks and other financial institutions worldwide to hedge interest rate risks, and in turn help to reduce the overall cost of borrowing and financing. Our interest rate products include our global benchmark CME Eurodollar futures contract, which celebrated its 25th anniversary in December 2006. When launched on December 9, 1981, CME Eurodollar futures, which are based on U.S. dollars on deposit in commercial banks located outside the United States, were the world’s first cash-settled futures contract. During 2006, CME Eurodollar futures had an average daily volume of 2.0 million contracts which was 37% of our overall average daily trading volume. Eurodollar futures contracts are used by financial institutions to manage interest rate risks primarily out through five years. We also offer contracts based on other short-term interest rates, such as one-month LIBOR, which stands for the London Interbank Offered Rate, and Euroyen. In October 2006, we launched CME Eurodollar Five-Year E-mini Bundles. The contract is designed to create a more cost effective means of providing exposure for interest rate derivative market participants to the critical five-year point on the U.S. interest rate swap/CME Eurodollar futures curve. Interest rate products represented 58% of our trading volume during 2006, an average of 3.1 million contracts per day.

We continue to develop and implement new electronic functionality to accommodate trading strategies required for electronic trading of CME Eurodollar contracts. In July 2006, we launched user-defined covered spreads for options. User-defined spreads provide our customers with a high degree of flexibility as they create unique spread combinations. This new functionality is designed for traders who commonly use volatility strategies to trade Eurodollar options. In 2006, average daily volume of CME Eurodollars traded electronically increased to 1.8 million contracts from 1.3 million in 2005. Since the 2004 launch of our enhanced options system, which was integrated onto CME Globex in 2005, over 25 million CME Eurodollar options have traded electronically. On June 15, 2006, we had record electronic trading in CME Eurodollar options with over 490,000 contracts trading on CME Globex. We intend to continue to introduce functionality that will accommodate other complex trading strategies electronically. For example, we plan to significantly enhance our functionality with the addition of more user-defined spreads for Eurodollar options in the first quarter of 2007. In 2006, we also implemented an incentive program designed to expand electronic trading of Eurodollar options under which owners and lessees of exchange memberships who trade at least 30% of their total CME Eurodollar option volume electronically will be entitled to a discounted fee.

We intend to increase our revenues from our interest rate product line by continuing to optimize pricing of existing products, introducing new products to increase our trading volume and enhancing the functionality of our CME Globex electronic platform to increase the electronic trading volume of our options on futures contracts. We have adopted new policies and practices that are closely aligned with customer demand and designed to promote enhanced market penetration.

Equity Products. Our equity products permit investors to obtain exposure, for hedging or speculative purposes, to a change in the weighting of one or more equity market sectors more efficiently than by buying or selling the underlying securities. By allowing investors to effectively manage stock market risks, CME equity products increase investor confidence and overall participation in these important markets. We offer trading in futures contracts based upon the S&P 500 Index, NASDAQ-100 Index, certain Russell indexes, including the Russell 2000, and other small-, medium- and large-capitalization domestic indexes and indexes on foreign equity markets. Our total trading volume for equity products rose 24% in 2006, to 435 million contracts, from 350 million contracts in 2005. Trading in these products represented 32% of our total trading volume during 2006, an average of over 1.7 million contracts per day.

We have a license agreement with Standard & Poor’s Corporation to use certain S&P stock indexes and the related intellectual property. The license is exclusive through December 31, 2016 and non-exclusive from that date through December 31, 2017 with some exceptions. We also have a license agreement with The Nasdaq Stock Market, Inc., or “NASDAQ,” that allows us to offer futures and options on futures contracts based on the NASDAQ-100 and the NASDAQ Composite indexes exclusively until October 2012 and based on the NASDAQ Biotechnology index provided certain performance criteria are met. We also have a license agreement with Frank Russell Company that allows us to offer futures and options contracts based on certain Russell indexes, including the Russell 2000. For a more detailed discussion of these license agreements, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Licensing Agreements.” In 2006, 98% of our equity products trading volume was based on the S&P 500 Index, the NASDAQ-100 Index and the Russell 2000 Index.

We also offer TRAKRS contracts, which are a series of non-traditional futures contracts developed with Merrill Lynch & Co., Inc. and licensed exclusively to us for North America. These contracts are the first broad-based index products traded on a U.S. futures exchange that can be sold by securities brokers. TRAKRS are designed to enable customers to track an index of stocks, bonds, currencies or other financial instruments.

We also offer E-mini contracts, which trade exclusively on our CME Globex platform and are one-fifth the size of their standard counterparts. These products are designed to address the growing demand for equity derivatives and electronically traded products.

We believe our leading market position in equity index products is a result of the liquidity of our markets, the status of the S&P 500 and the NASDAQ-100 indexes as two of the principal U.S. financial standards for benchmarking stock market returns, and the appeal to investors and traders of our E-mini products and other equity products and our CME Globex platform. These investors include public and private pension funds, investment companies, mutual funds, insurance companies and other financial services companies that benchmark their investment performance to different segments of the equity markets.

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

Foreign Exchange Products. CME is the largest regulated market for foreign exchange trading. We became the first exchange to introduce financial futures when we launched foreign exchange futures in 1972. Our foreign exchange market serves as an effective and efficient means of risk transfer for the global foreign exchange market, bringing together a broad array of client segments by offering investment as well as risk management opportunities. Our customers benefit from dealing anonymously in a fully transparent market, where large and small customers have equal access to the same prices and deep pool of liquidity. Our foreign exchange products provide the tools and resources to hedge foreign exchange risk, facilitating cross-border trade and commerce while mitigating the risks to profitability due to fluctuations in the foreign exchange market. Our foreign exchange market attracts both buy- and sell-side investors, including commercial and investment banks, hedge funds, commodity trading advisors, proprietary trading firms and individual investors. Roughly 88% of our foreign exchange products are traded electronically on the CME Globex platform, ensuring that business is transacted quickly with maximum operational efficiency.

Today, we offer more than 40 foreign exchange futures and more than 30 foreign exchange options on futures products, covering major as well as a broad array of emerging market currency pairs in the following currencies: Euro, Japanese yen, British pound, Swiss franc, Canadian dollar, Australian dollar, New Zealand dollar, Mexican peso, Brazilian real, Norwegian krone, Swedish krona, Czech koruna, Hungarian forint, Polish zloty, Russian ruble, South African rand, Israeli shekel, Korean won, and Chinese renminbi.

In 2006, we saw an average daily volume of 453,000 contracts per day, with a notional value of $55 billion a day. On December 8, 2006, foreign exchange volume reached a record of 1.3 million contracts, reflecting a record notional value of $158 billion. Our total foreign exchange trading volume increased 35% in 2006, with a total of 114 million contracts traded in 2006, versus 84 million in 2005. Trading in our foreign exchange products represented nearly 8.5% of our total trading volume in 2006. In 2006, electronically traded foreign exchange volume increased 46% over 2005, from 68.1 million contracts to 99.5 million contracts. Open outcry trading decreased 26%, from 7.9 million contracts in 2005 to 5.8 million contracts in 2006.

We believe future growth in our foreign exchange product line will come from expanding and diversifying our product suite and customer base, as well as the global footprint of our foreign exchange products. We are expanding our foreign exchange options product suite to appeal to a broader array of customer segments, and we expect continued strong growth in the electronic execution of foreign exchange options on CME Globex in 2007. We are also exploring the addition of new currency pairs to our product suite, following the launch of our Israeli shekel, Korean won, and Chinese renminbi contracts in 2006. As we expand our global footprint in the foreign exchange market, we expect increased trading volume from customers outside of the United States.

Commodity and Alternative Investment Products. CME commodity and alternative investment products help establish benchmark prices and play an important role in risk management for the agricultural community. These products provide hedging tools for our customers who deal in tangible physical commodities, including agricultural producers of commodities and food processors. Commodity products were our only products when our exchange first opened for business. We have maintained a strong franchise in our commodity products, including futures contracts based on cattle, hogs, pork bellies, lumber and dairy products. We also created a weather derivative market which enables businesses that could be adversely affected by unanticipated temperature swings or unusually high snowfall, to transfer such risks. Commodity and alternative investment products accounted for 1.5% of our trading volume during 2006, an average of more than 78,000 contracts per day and an increase of 41% from 2005. On September 13, 2006, we had our highest volume day ever with 156,000 contracts traded.

We continue to execute our strategy of growing our customer base and providing side-by-side access to our commodity markets. For example, in December 2006, we launched electronic trading of options on CME Live Cattle and Lean Hog futures. We also added new functionality for our Dairy Class III Milk futures to enable customers to hedge their dairy positions for longer durations with a single trade execution. We believe the changing perception of commodities as an asset class provides an opportunity for growth in our markets.

Market Data and Information Products. Our markets generate valuable information regarding prices and trading activity in our products. The market data we supply is a key component to making trading decisions. We sell our market data, which includes information about bids, offers, trades and trade size, to banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, individual investors and other financial services companies or organizations that use our markets or monitor general economic conditions. We distribute our market data directly to our electronic trading customers as part of their access to our markets through our electronic facilities. We also distribute market data via dedicated networks to quote vendors who consolidate our market data with that from other exchanges, other third party data providers and news services, and then resell their consolidated data. Revenues from market data products totaled $80.8 million, or 7% of our total revenues, in 2006.

We continue to enhance our current market data and information product offerings by packaging the basic data we have traditionally offered with advanced analytical data and information. For example, in September 2006, we announced an upgrade option to our market data offerings to include top five price levels of bids and offers for any electronically-traded CME futures product as part of each CME market data package. Previously this was only available as an add-on service. The expanded data set offered in each package will provide CME data subscribers a deeper view of the market, including price, volume and liquidity beginning in January 2007.

As part of our market data and information products business we also supply services to OneChicago and S&P in connection with the usage reporting, contract administration and associated billing and revenue collection for the display and integration of their market data into our standard market data distribution.

Execution

Our primary trade execution facilities consist of our CME Globex electronic trading platform and our open outcry trading floors. Both of these execution facilities offer our customers immediate trade execution and price transparency and are supported by substantial infrastructure and technology for order routing, trade reporting, market data dissemination and market surveillance and regulation. In addition, trades can be executed through privately negotiated transactions that are cleared and settled through our clearing house. The following chart shows the range of trade execution choices we provide our customers in some of our key products.

CME Product	Open Outcry	CME Globex Daytime	CME Globex Nighttime	Privately Negotiated Transactions

Eurodollar	☒	☒	☒	☒

Standard S&P 500	☒	—	☒	☒

Standard NASDAQ-100	☒	—	☒	☒

E-mini S&P 500	—	☒	☒	☒

E-mini NASDAQ-100	—	☒	☒	☒

Foreign Exchange	☒	☒	☒	☒

Commodity	☒	☒	☒	☒

CME Globex Electronic Trading Platform. The CME Globex electronic trading platform maintains an electronic, centralized order book and trade execution algorithm for futures contracts and options on futures contracts and allows users to enter orders directly into the order book. Initially, our electronic trading platform was used to offer our products to customers after the close of our regular daytime trading sessions. Today, however, we trade some of our most successful products on the CME Globex platform nearly 24 hours a day, five days a week. In 2006, 71% of our trading volume was executed using CME Globex, compared with 70% in 2005. During 2006, approximately 74% of our clearing and transaction fees revenue was derived from electronic trading. On December 1, 2006, CME Globex volume set a new single-day record of 8.0 million contracts traded.

Open Outcry Trading. Open outcry trading represented 28% of our total trading volume in 2006. The trading floors are the centralized meeting place for floor traders and floor brokers representing customer orders to trade contracts. The trading floors, covering approximately 70,000 square feet, have tiered booths surrounding the pits from which clearing firm personnel can communicate with customers regarding current market activity and prices and receive orders either electronically or by telephone. In addition, our trading floors display current market information and news on electronic wallboards hung above the pits. During 2006, approximately 21% of our clearing and transaction fees revenue was derived from open outcry trading.

Privately Negotiated Transactions. In addition to offering traditional open outcry and electronic trading through the CME Globex platform, we permit qualified customers to trade our products by entering into privately negotiated transactions, which are reported and included in the market data we distribute. We also clear, settle and guarantee these transactions through our clearing house. Some market participants value privately negotiated transactions as a way to ensure that large transactions can be completed at a single price or in a single transaction while preserving their ability to effectively complete a hedging, risk management or other trading strategy. During 2006, approximately 5% of our clearing and transaction fees revenue was derived from this type of trading.

Other Trading Platforms. CME economic derivatives trade on the CME Auction Markets platform. The auctions are conducted using a patented process of mutualized order-filling developed and operated by Longitude LLC, an International Securities Exchange company. Additionally, as a result of our acquisition of Swapstream, we now offer the ability to trade the euro- and Swiss franc-denominated medium-term and long-term interest rate swaps and spread trading on the Swapstream platform. Future plans for enhancing the platform include the addition of the launch of short-term maturities, U.S. dollar-and the British pound-denominated swaps.

Clearing

We operate our own clearing house that clears, settles and guarantees the performance of all transactions matched through our execution facilities and futures contracts and options on futures contracts traded through CBOT. In 2006, our clearing house cleared an average of 8.6 million contracts daily and 2.1 billion contracts overall. Many derivatives exchanges do not provide clearing services for trades matched through their execution facilities, relying instead on outside clearing houses to provide these services. Ownership and control of our own clearing house enables us to capture the revenue associated with both the trading and clearing of our products. This is particularly important for trade execution alternatives such as privately negotiated block trades, where we can derive a higher clearing fee for each contract traded compared to other trades. By owning our clearing house, we also control the cost structure and the technology development cycle for our clearing services. It also helps us manage our new product initiatives without being dependent on an outside entity. We believe having an integrated clearing function provides significant competitive advantages. Additionally, owning our own clearing house allows us to generate additional revenue by providing clearing services to other exchanges, such as CBOT.

As of December 31, 2006, our open interest stood at 35.1 million contracts and our open interest record was 52.5 million contracts set on September 14, 2006. As of December 31, 2006, we acted as custodian for approximately $47.4 billion in performance bond collateral deposited by our clearing firms and, during 2006, we moved an average of approximately $1.7 billion a day in settlement funds through our clearing system. In addition, our clearing house guarantees the performance of our contracts with a financial safeguards package of approximately $4.6 billion. Open interest in CBOT products cleared by our clearing house on December 31, 2006 was 14.9 million contracts.

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

Transaction Processing and Position Management. Our CLEARING 21 system developed with NYMEX in the early 1990s processes reported trades and positions on a real-time basis, providing users with instantaneous information on trades, positions and risk exposure. CLEARING 21 is able to process trades in futures and options products, securities and cash instruments. CLEARING 21 can also support complex new product types, including combinations, options on combinations, options on options, swaps, repurchase and reverse repurchase agreements, and other instruments. Through CLEARING 21 user interfaces, our clearing firms can electronically manage their positions, exercise options, enter transactions related to foreign exchange deliveries, manage collateral posted to meet performance bond requirements and access all of our other on-line applications. Together with our order routing and trade matching services, we offer straight-through electronic processing of transactions in which an order is electronically routed, matched, cleared and made available to the clearing firm’s back-office systems for further processing.

Cross-Margining and Mutual Offset Services. We have led the derivatives industry in establishing cross-margining agreements with other leading clearing houses. Cross-margining arrangements reduce capital costs for clearing firms and customers. These agreements permit an individual clearing house to recognize a clearing firm’s open positions at other participating clearing houses, and clearing firms are able to offset risks of positions held at one clearing house against those held at other participating clearing houses. This arrangement reduces the need for collateral deposits by the clearing firm. For example, our cross-margining program with the Options Clearing Corporation reduced performance bond requirements for our members by approximately $2.0 billion a day in 2006. We have implemented cross-margining arrangements with NYMEX, the Fixed Income Clearing Corporation and LCH.Clearnet Group for positions at the London International Financial Futures and Options Exchange that are cleared through LCH.Clearnet Group. In addition, our mutual offset agreement with the Singapore Derivatives Exchange allows a clearing firm of either exchange initiating trades in certain products on either exchange to execute after-hours trades at the other exchange in those products and then transfer them back to the originating exchange. This mutual offset arrangement enables firms to execute trades at either exchange virtually 24 hours per day. This arrangement has been in place since 1984 and was renewed in October 2006 for an additional three year term with automatic renewals for one year each unless terminated by either party.

Market Protection and Risk Management. Our clearing house guarantee of performance is a significant attraction, and an important part of the functioning of our exchange. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing house as the counterparty to every transaction allows our customers to establish a position with one party and then to offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for performance bond efficiencies.

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

In the unlikely event of a payment default by a clearing firm, we would first apply assets of the clearing firm to cover its payment obligation. These assets include security deposits, performance bonds and any other available assets, such as the proceeds from the sale of Class A and Class B common stock and trading rights of the clearing firm at our exchange owned by or assigned to the clearing firm. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the exchange by the parent of a clearing firm. Thereafter, if the payment default remains unsatisfied, we would use our surplus funds, security deposits of other clearing firms and funds collected through an assessment against all other solvent clearing firms to satisfy the deficit. We maintain a committed $800 million 364-day revolving line of credit with a consortium of banks. We increased the facility from $750 million to $800 million in 2006 in connection with its annual renewal. We have the option to increase the facility from $800 million to $1 billion, subject to approval by the participating banks. We are required to post additional collateral in connection with any such increase. This line of credit may also be utilized if there is a temporary disruption with the domestic payments system that would delay settlement payments between our clearing house and clearing firms. The credit agreement requires us to pledge clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in our second Interest Earning Facility program, called “IEF2,” to the line of credit custodian prior to drawing on the line. Performance bond collateral of a defaulting clearing firm may also be used to secure a draw on the line.

The following shows the available assets of our clearing house at December 31, 2006 in the event of a payment default by a CME clearing firm:

CME Clearing House Available Assets

(in millions)

Aggregate Performance Bond Deposits by All Clearing Firms(1)	$47,432

Market Value of CME Pledged Shares/Trading Rights (minimum requirement per firm)(2)	$10
CME Surplus Funds(3)	154
Security Deposits of Clearing Firms(4)	1,193
Limited Assessment Powers(5)	3,281

Minimum Total Assets Available for Default(6)	$4,638

(1)	Aggregate performance bond deposits by all clearing firms includes cash performance bond deposits of $506 million and the value assigned by our exchange for securities deposited to satisfy performance bond requirements. This assigned value for securities is generally less than the market value of the securities deposited.
(2)	The market value of CME pledged shares/trading rights represents the minimum number of specified trading rights, shares of our Class B common stock associated with those trading rights and the 15,000 shares of our Class A common stock required to be pledged to our clearing house by a firm clearing only CME products as of December 31, 2006. The market value of the trading rights is based on the average of the bid and offer for the trading rights and associated Class B shares at December 29, 2006. The market value of the Class A shares is based on the closing price of $509.75 on the New York Stock Exchange on December 29, 2006. Effective as of February 1, 2007, the requirement to pledge shares of our Class A common stock was decreased from 15,000 to 8,000 for new clearing firms. For existing clearing firms on or before February 1, 2007, the number of Class A shares that must be pledged to us was decreased incrementally by approximately 2,300 shares per month over a three-month period. This decrease represents our third decrease in the requirement since 2004. In addition, we have a first priority lien on CBOT membership interests and shares of Class A common stock of CBOT Holdings pledged to us by clearing members of the CBOT. As of December 31, 2006, the market value of the minimum requirement of pledged membership interests/shares per CBOT clearing member was $4.7 million. The market value of the pledged memberships was based on the average of the bid and offer for such membership interests on December 29, 2006. The market value of the pledged shares of Class A common stock of CBOT Holdings was based upon the closing price of $151.47 on the New York Stock Exchange on December 29, 2006.
(3)	CME surplus funds represent the amount of our working capital reduced by an amount necessary to support our short-term operations.
(4)	Security deposits of clearing firms include security deposits required of clearing firms, but do not include any excess deposits held by our exchange at the direction of the clearing firms.
(5)	In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our surplus funds and the security deposits of non-defaulting firms, we have the right to assess all non-defaulting clearing members up to 2.75 times their existing security deposit requirements.
(6)	Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm able to clear both CME and CBOT products subsequent to the liquidation of the defaulting firm’s performance bond collateral.

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

Generally, although more than 95% of all futures contracts are liquidated before the expiration of the contract, the underlying financial instruments or commodities for the remainder of the contracts must be delivered. We act as the delivery agent for all CME contracts, ensuring timely delivery by the seller of the exact quality and quantity specified in a contract and full and timely payment by the buyer.

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

Investment Services. In order to achieve collateral efficiencies for our clearing firms, we have established a number of collateral programs under the designation Interest Earning Facility, or “IEF.” Under this program, our clearing firms may select from four different IEF programs to meet their individual needs. The programs are designed to enable our clearing firms to make optimal use of the demand deposit cash accounts and security accounts they have established to satisfy our performance bond requirements. We earn fee income in return for providing these value-added services to our clearing firms.

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

Technology

Our operation of both electronic and open outcry trading facilities and a clearing house has influenced the design and implementation of the technologies that support our operations.

Trading Technology. We have a proven track record of operating successful electronic and open outcry markets by developing and integrating multiple, evolving technologies that support a growing and substantial trading volume. The integrated suite of technologies we employ to accomplish this has been designed to support a significant expansion of our current business and provides us with an opportunity to leverage our technology base into new markets, products and services.

As electronic trading activity expands, we continue to provide greater match engine functionality unique to various markets, market models and product types. We have adopted a modular approach to technology development and engineered an integrated set of solutions that support multiple specialized markets. We continually monitor and upgrade our capacity requirements. Our goal is to design our systems to handle at least one and a half times our historical peak transactions in our highest volume products. Significant investments in production planning, quality assurance and certification processes have enhanced our ability to expedite the delivery of the system enhancements that we develop for our customers. We will continue to need to expand and upgrade our technology and systems to respond to increases in trading volume and order transaction traffic.

Speed, reliability, scalability, capacity and functionality are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. In 2006, we enhanced our CME Globex platform, including our market data platform that now uses 50% less bandwidth than legacy systems. We also plan to significantly enhance our functionality with the addition of more user-defined spreads for CME Eurodollar options in the first quarter of 2007. User-defined spreads provide our customers with a high degree of flexibility as they create unique spread combinations. We also have two remote data facilities to provide additional system capacity and redundancy for our trading and clearing technology. Our data centers support our customer interfaces, trading and execution systems, as well as clearing and settlement operations. Additionally, in the fourth quarter of 2006, we provided our customer firms the opportunity to connect their co-located trading servers to our network over high-speed fiber optic connections. These server connections are expected to decrease network latency times for order entry to the CME Globex trading platform to less than one millisecond.

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

The CME Globex electronic trading platform includes the distribution, order routing, order management, trade matching and market data technology. CME Globex’s modularity and functionality enable us to selectively add products with unique trading characteristics onto the trading platform.

The distribution technologies we offer differentiate our platform and bring liquidity and trading volume to our execution facilities. As of December 31, 2006, we had more than 1,100 direct connections with our systems. Many of these customers connect through a dedicated private network that is readily available, has wide distribution and provides fast connections in the Americas, Europe and Asia. We have also established telecommunications hubs in Amsterdam, Dublin, Gibraltar, London, Milan, Paris and Singapore to respond to customer requests and reduce the cost of trading for our foreign customers. We now have direct customer access to our exchange in over 70 countries.

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

Several key technology platforms and standards are used to support these activities, including fault-tolerant Non-Stop (Tandem systems), IBM mainframes, Sun Microsystems and Hewlett Packard servers, Hewlett Packard and Dell PCs, Oracle and DB2 databases, LINUX, UNIX, Novell, TIBCO middleware and multi-vendor network solutions. In 2006, we integrated Hewlett Packard’s new Integrity NonStop Servers that incorporate Intel Itanium processors into CME Globex. This has improved response time to between 20 and 40 milliseconds while accommodating significantly higher trading volume.

Our futures match engine is based upon the computerized trading and match software known as the NSC system. We have a long-term license from Euronext-Paris, under which we have the ability to modify and upgrade the performance of the basic NSC system to optimize its performance to suit our needs. We have a fully trained development team that maintains, upgrades and customizes our version of the NSC system. The customized enhancements that we have developed address the unique trading demands of each marketplace that we serve. We continue to focus on performance features of the match engine and presently have multiple enhancements under development.

Our options match engine was designed and built at CME with focus on the speed of matching buy and sell orders and fault tolerance for 24-hour trading. We work on continuous enhancements to build a fully-functional electronic marketplace for options where our customers can offset their risk with as much ease as in our open outcry trading facilities. We also offer user-defined functionality for customers to create and trade customized spreads of instruments.

Clearing Technology. CLEARING 21, our clearing and settlement software, and CME SPAN, our margining and risk management software, form the core of our clearing technology.

CLEARING 21 is a system for high-volume, high-capacity clearing and settlement of exchange-based transactions that we developed jointly with NYMEX in the early 1990s. The system offers clearing firms improved efficiency and reduced costs. CLEARING 21’s modular design gives us the ability to rapidly introduce new products. The software can be customized to meet the unique needs of specialized markets.

CME SPAN is our sophisticated margining and risk management software. CME SPAN has now been adopted by more than 50 exchanges and clearing organizations worldwide. This software simulates the effects of changing market conditions on a complex portfolio and uses standard options pricing models to determine a portfolio’s overall risk. CME SPAN then generates a performance bond requirement that typically covers 95% of price changes within a given historical period.

Strategic Relationships

Chicago Board of Trade. Pursuant to an agreement entered into in April 2003, we have been providing clearing processing services to CBOT since November 2003. In providing services to CBOT, our clearing house clears, settles and guarantees all CBOT transactions, using the full resources of our clearing processes and financial safeguards package. We cleared 806 million contracts for CBOT in 2006. Open interest for CBOT contracts was 14.9 million contracts at December 31, 2006. The initial term of the agreement is until January 2009. Upon the expiration, CBOT may in its sole discretion renew the agreement for an additional one-year term.

On October 17, 2006, we entered into an agreement and plan of merger with CBOT Holdings relating to the merger of CBOT Holdings into CME Holdings. Pursuant to the terms of the agreement and subject to the conditions thereof, CBOT Holdings stockholders will have the right to receive 0.3006 shares of CME Holdings Class A common stock per share of CBOT Holdings Class A common stock (the exchange ratio) or to elect an amount in cash per share equal to the value of the exchange ratio based on a ten day average of closing prices of our Class A common stock at the time of the merger. The cash portion of the consideration is subject to a $3 billion aggregate limit and will be subject to proration if total cash elections by CBOT shareholders exceed that limitation. Subject to an affirmative vote by CME Holdings and CBOT Holdings stockholders and CBOT members, normal regulatory approvals and other closing conditions, the transaction is expected to close by mid-year 2007.

Longitude. In 2005, we partnered with Goldman Sachs to provide a clearing solution for its auction markets through the launch of CME economic derivatives. The patented technology used to fill orders for auction products is supplied by Longitude. CME economic derivatives provide a way of hedging and initiating portfolio risk on macro-economic events and are based on key U.S. and European economic indicators, including the U.S. initial jobless claims. These products are traded in CME Auction Markets. In 2006, we made these products available on our CME Globex platform. In 2006, Goldman Sachs terminated its relationship with Longitude and us with respect to auction markets. We continue to distribute and clear CME Auction Markets pursuant to an agreement with International Securities Exchange, the owner of Longitude.

New York Mercantile Exchange. On April 6, 2006, we entered into a definitive technology services agreement with NYMEX pursuant to which we became the exclusive electronic trading service provider for NYMEX’s energy futures and options contracts and for metals products listed on its COMEX Division. The agreement has a ten-year term from the launch date with rolling three-year extensions unless either party elects not to renew the agreement upon written notice prior to the beginning of the applicable renewal term. For our services, we will receive a minimum annual payment or per trade fees based on average daily volume, whichever is greater. During the term of the agreement, we are prohibited from listing products that are competitive contracts (as defined in the agreement) to the NYMEX products that are listed on the CME Globex platform provided minimum trading volumes are met. NYMEX remains responsible for clearing its contracts listed on CME Globex and for the performance of all related regulatory oversight functions. The agreement may be terminated: (i) for a material default, (ii) in the event of bankruptcy, (iii) for legal impairment, (iv) for failure to meet specified launch dates, (v) by either party between the fifth and sixth year anniversary of the first launch date upon written notice and payment of a termination fee, (vi) for force majeure or (vii) in the event of an acquisition of a competitor or the listing of competitive products by us. Since launching NYMEX products on CME Globex on June 11, 2006, we averaged 248,000 NYMEX contracts per day in 2006.

OneChicago. OneChicago is our joint venture with the Chicago Board Options Exchange, or “CBOE,” and CBOT for the trading of single stock futures and futures based on narrow-based stock indexes. OneChicago develops, lists for trading, markets, regulates, clears and settles transactions in single-stock, as well as futures on exchange traded funds and on narrow-based indices. On March 15, 2006, Interactive Brokers Group LLC made an investment for a 40% interest in OneChicago. As a result, our ownership in the joint venture decreased from approximately 40% to 24%.

Reuters. In May 2006, we entered into an agreement with Reuters to create FXMarketSpace Limited, the first centrally-cleared, global foreign exchange marketplace, through a joint venture owned 50% each by CME Holdings and Reuters. Through the joint venture, expected to launch in early 2007, we will combine our expertise in data dissemination, distribution, trade matching and central counterparty clearing services. We will provide the joint venture with trade matching, central counterparty clearing and market regulation services. Reuters will provide the joint venture with graphical user interface access, data distribution and trade notification services. FXMarketSpace will offer market solutions to capitalize on the growing demand for broader access to the foreign exchange market, the emergence of foreign exchange as an asset class, the growth of non-bank financial institutions in global foreign exchange markets and the growth of electronic and algorithmic trading. FXMarketSpace is expected to operate alongside existing electronic transactional systems including Reuters Dealing 3000 for interbank trading, Reuters Trading for Foreign Exchange for dealer to buyside connectivity and our foreign exchange futures and options markets on our CME Globex platform.

Singapore Derivatives Exchange Ltd. In October 2006, we renewed our mutual offset agreement with the Singapore Derivatives Exchange for an additional three year term. This relationship allows a clearing firm of either exchange initiating trades in certain products on either exchange to execute after-hours trades at the other exchange in those products, then transfer them back to the originating exchange.

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

Our advertising strategies seek to increase awareness and strengthen perceptions of CME among our institutional and retail customers, as well as support an increase in our trading volume. In September 2006, we launched a new global brand advertising campaign. The print campaign, “Smart People, Great Results,” prominently features testimonials from some of our leading global customers – fund managers, financial advisors and professional traders – showing how our benchmark futures and options products improve the way markets work and enable them to achieve positive financial results. We also engaged VSA Partners, Inc. as our agency of record in December 2006 to create an integrated marketing program to reflect our evolution and role in the world economy. Our primary method of advertising has been through print media, utilizing trade magazines and newsletters as well as daily business publications. However, we also use on-line, television sponsorship and other targeted advertisements to reach our target audiences.

In July 2005, we launched CME Magazine, a publication designed to keep customers up-to-date on developments at CME that can enhance their participation in the derivatives industry. CME Magazine features customer case histories, trend stories, editorials and news briefs. The magazine is published several times a year and is available on our Web site.

Competition

Prior to the passage of the Commodity Futures Modernization Act of 2000, or the “CFMA,” futures trading was generally required to take place on or subject to the rules of a federally designated contract market. The costs and difficulty of obtaining contract market designation, complying with applicable regulatory requirements, establishing efficient execution facilities and liquidity pools and attracting customers created significant barriers to entry for competing exchanges. The CFMA eroded the historical dominance by the exchanges of futures trading in the United States by, among other things, eliminating uncertainty with respect to the enforceability of private transactions in most futures contracts and similar products, authorizing the use of electronic trading systems to conduct both private and public futures transactions, and lowering or eliminating entry barriers for new exchanges. For a more detailed description of the regulation of our industry and the regulatory changes brought on by the CFMA, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Regulatory Matters.”

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

At year-end 2006, there were 57 futures exchanges located in 30 countries, including nine futures exchanges in the United States. The global derivatives industry has grown increasingly competitive. Exchanges, intermediaries, and even end users are consolidating, and OTC and unregulated entities are constantly evolving. For example, in response to growing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. CBOT and the IntercontinentalExchange, Inc., or “ICE,” completed their initial public offerings in 2005 and NYMEX went public in 2006. In September 2006, ICE and the New York Board of Trade, or “NYBOT,” entered into a merger agreement pursuant to which NYBOT will become a wholly-owned subsidiary of ICE and ICE will obtain NYBOT’s clearing house. In December 2006, shareholders of NYSE Group and Euronext approved the merger of equals between the companies that was announced in June 2006. Additionally, because equity futures contracts are alternatives to underlying stocks and a variety of equity option and other contracts provide an alternative means of obtaining exposure to the equity markets, we also compete with the NYSE and other securities and options exchanges, dealer markets such as NASDAQ and alternative trading systems in this product line.

OTC markets for foreign exchange and fixed-income derivatives products also compete with us. The largest foreign exchange markets are operated primarily as electronic trading systems. Two of the largest of these, operated by Electronic Brokering Services and Reuters, serve primarily professional foreign exchange trading firms. Additional electronic platforms designed to serve corporate foreign exchange users have emerged. Two of these are operated by consortia of interdealer and interbank market participants. A third is a proprietary trading system. In addition, certain provisions of the CFMA have led to an increase in unregulated electronic and brokerage trading systems in the foreign exchange market.

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

Our business is highly competitive. We expect competition to continue to intensify, particularly as a result of technological advances and the CFMA and other changes introduced by the Commodity Futures Trading Commission, or “CFTC,” which have reduced the regulatory requirements for the development and entry of products and markets that are competitive with our own. Additional factors that may intensify competition in the future include: the growth of recently-formed for-profit exchanges; the consolidation of exchanges, customers or intermediaries; an increased acceptance of electronic trading and electronic order routing by our customer base; and the ability of other exchanges leveraging their technology investment and electronic distribution to enter new markets and list the products of other exchanges.

In addition to the competition we face in our derivatives business, we face a number of competitors in our transaction processing and other business services, including:

•	other exchanges and clearing houses seeking to leverage their infrastructure; and

•	technology firms, including front-end developers, back-office processing systems firms and match-engine developers.

We believe competition in the transaction processing and business services market is based on, among other things, the cost of the services provided; quality and reliability of the services; timely delivery of the services; reputation; and value of linking with existing products, markets and distribution.

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

In 2000, the CFMA significantly altered the regulatory landscape and has had important competitive consequences. This legislation greatly expanded the freedom of regulated markets, like ours, to innovate and respond to competition. It also permits us to offer a previously prohibited set of products—single stock futures and futures on narrow-based indexes of securities. The provisions that permit us to trade these security futures products require a novel sharing of jurisdiction between the CFTC and the Securities and Exchange Commission, or the “SEC.” Exchange trading of these security futures products is subject to more burdensome regulation than our other futures products. For example, in order to trade these products, we are required to “notice register” with the SEC as a special purpose national securities exchange solely for the purpose of trading security futures products, and the SEC is authorized to review some of our rules relating to these security futures products. Our members trading those products are subject to registration requirements and duties and obligations to customers under the securities laws that do not pertain to their other futures business.

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

Our existing market, which trades a broad range of products and permits intermediaries to represent unsophisticated customers, is subject to the most thorough oversight as a designated contract market. The CFMA permits us to organize markets that are subject to lesser regulation depending on the types of products traded and the types of traders. Markets can be organized that trade only products that are unlikely to be susceptible to manipulation and permit direct trading only among institutional participants in order to achieve a less intrusive degree of oversight. For example, in 2005, we created CME Alternative Marketplace Inc., a wholly-owned subsidiary of CME and an exempt board of trade registered with the CFTC for the trading of CME economic derivatives.

The CFMA also provides for regulation of derivatives clearing organizations, or “DCOs,” like our clearing house, separately from the exchanges for which they clear contracts and permits DCOs to clear a range of OTC-traded products in addition to products traded on an exchange. The CFMA requires a DCO that clears for a registered futures exchange to register with the CFTC. However, our clearing house was deemed to be registered by reason of its activities prior to enactment of the CFMA. Our clearing house is required to comply with a separate set of flexible core principles that specifically apply to clearing houses. A DCO may accept for clearing any new contract or may adopt any new rule or rule amendment by providing to the CFTC a written certification that the new contract, rule or rule amendment complies with the Commodity Exchange Act. Alternatively, the DCO may request that the CFTC grant prior approval to any contract, rule or rule amendment, and the CFTC must grant approval within 75 days unless the CFTC finds that the proposed contract, rule, or rule amendment would violate the Commodity Exchange Act.

CME is a self-regulatory organization responsible for ensuring market integrity and financial security for all transactions in its products. Our integrated compliance and market surveillance functions allow detailed tracking of all trading and clearing activities. In addition, our markets are subject to oversight by the CFTC. Our regulatory processes are reviewed and audited by the CFTC. Demutualization and the increasing utilization of electronic trading systems by traders from remote locations may, among other developments, impact our ability to continue the traditional form of “self-regulation” that has been an integral part of the CFTC regulatory program. On February 1, 2007, the CFTC issued recommendations as to an appropriate means for designated contract markets to comply with the core principle requiring self-regulatory organizations to mitigate potential conflicts of interest. The recommendations require at least 35% of the board of directors of a designated contract market to be directors with no material relationship with the exchange, including memberships on the exchange. If an exchange were not in compliance with this safe harbor, it would be required to demonstrate to the CFTC how it otherwise met the requirements of the core principle. Currently, 35% of our Board of Directors have no industry affiliation other than service on our Board although we have not yet completed our assessment as to whether such directors would be considered to have no material relationship with the exchange for purposes of the CFTC recommendation. The safe harbor also requires that such exchanges have in place a regulatory oversight committee comprised solely of non-industry directors. In April 2004, we became the first futures exchange to appoint a board-level committee devoted to self-regulatory oversight. The Committee is called the Market Regulation Oversight Committee and is comprised solely of independent, non-industry directors. The committee provides independent oversight of the policies and programs of our Market Regulation Department to ensure effective administration of the exchange’s self-regulatory responsibilities.

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

Our Members

Our members are individual traders, as well as most of the world’s largest banks, brokerages and investment houses. Trading on our open outcry trading floors is conducted exclusively by our members. Prior to the introduction of our electronic trading platform, our members traded only on our open outcry trading floors and through privately negotiated transactions. Today, our members are able to conduct trading on our open outcry trading floors, electronically on the CME Globex platform and through privately negotiated transactions that we clear. In 2006, our members were responsible for nearly 80% of our total trading volume. Members can execute trades for their own accounts, for clearing firm accounts, for the accounts of other members or for the accounts of customers of clearing firms. Members who trade for their own account, including those who lease trading rights, qualify for lower transaction fees in recognition of the market liquidity that their trading activity provides. These members also benefit from market information advantages that may accrue from their proximity to activity on the trading floors. Generally, member customers are charged lower fees than our non-member customers. There are four divisions of membership at our exchange: the Chicago Mercantile Exchange, or “CME,” division; the International Monetary Market, or “IMM,” division; the Index and Option Market, or “IOM,” division; and the Growth and Emerging Markets, or “GEM,” division. Each membership division has different trading rights. Membership applicants planning to access the trading floor are subject to a review and approval process prior to becoming members and obtaining trading rights. We have individual trading members, corporate members and clearing firms. As of December 31, 2006, there were approximately 85 clearing firms.

Membership in our exchange entitles members to appear on the floor of the exchange during business hours and act as a floor broker and/or floor trader executing trades in the contracts that are eligible within their membership division. Applicants for membership on our exchange are required to be of good moral character, reputation and business integrity. They must also have adequate financial resources and credit to assume the responsibilities and privileges of membership. All members must understand the rules and regulations of our exchange and agree to abide by them. Additionally, they must comply with the provisions of the Commodity Exchange Act and the rules and regulations issued by the CFTC.

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

Subsidiaries

CME Alternative Marketplace Inc. CME Alternative Marketplace Inc., a wholly-owned subsidiary of CME, was established in September 2005 as an exempt board of trade registered with the CFTC. Currently, CME economic derivatives are the only products traded through this subsidiary. CME Alternative Marketplace accounted for less than 1% of our consolidated total revenues in 2006 and 2005.

CME FX Marketplace Inc. CME FX Marketplace Inc., a wholly-owned subsidiary of CME Holdings, was established in May 2006 in connection with our joint venture with Reuters to form FXMarketSpace Limited. CME FX Marketplace holds a 50% interest in the joint venture.

CME Global Marketplace Inc. CME Global Marketplace Inc., a wholly-owned subsidiary of CME, was established in November 2006 in connection with CME’s growth initiatives in Asia.

GFX Corporation. GFX Corporation, or “GFX,” a wholly-owned subsidiary of CME, was established in 1997 for the purpose of maintaining and creating liquidity in our electronically traded foreign exchange futures contracts. Experienced foreign exchange traders employed by GFX buy and sell our foreign exchange contracts using our CME Globex system. They limit risk from these transactions through offsetting transactions using forward contracts and spot foreign exchange transactions with approved counterparties in the interbank market. On occasion, GFX has also engaged in the trading of CME Eurodollars and equity index contracts. GFX accounted for 0.7%, 0.9% and 1.1% of our consolidated total revenues in 2006, 2005 and 2004, respectively.

Swapstream Subsidiaries. In August 2006, we completed the acquisition of Swapstream, an inter-dealer electronic trading platform for euro- and Swiss franc-denominated interest rate swaps. In connection with the transaction, CME Holdings created a wholly-owned subsidiary, CME Swaps Marketplace Ltd, a U.K. limited liability company, which acquired 100% of the outstanding stock of the following Swapstream entities: Special Technology Investments Limited, Swapstream Limited, Swapstream Operating Services Limited and IT4F. In 2006, the Swapstream entities accounted for less than 1.0% of our consolidated total revenues. Our strategy is to increase the distribution and customer base for the Swapstream platform and further expand the range of products offered, including U.S. dollar-denominated interest rate swaps later in 2007.

Licensing Agreements

Standard & Poor’s. We have had a licensing arrangement with Standard & Poor’s Corporation since 1980. In September 2005, all of our previous licensing agreements with Standard & Poor’s were consolidated into one agreement that terminates on December 31, 2017. Under the terms of the agreement, as amended, S&P granted us a license to use certain S&P stock indexes and the related trade names, trademarks and service marks in connection with the creation, marketing, trading, clearing and promoting of futures contracts and/or options on futures contracts that are indexed to certain S&P stock indexes. The license is exclusive through December 31, 2016 and non-exclusive from that date through December 31, 2017 with some exceptions. Our license for the S&P 500 Index remains exclusive through December 31, 2008, after which we will retain our exclusive rights through December 31, 2016 so long as certain minimum average trading volume is met or other circumstances exist that relate to the reduction in trading volume. We may pay an additional fee to retain the exclusivity if the minimum average trading volume is not met. For certain products based on S&P stock indexes that we list after the effective date of the amended and restated agreement, we will have an exclusive license for two or three years depending upon the nature of the index, after which we will retain our exclusive rights so long as certain minimum average trading volumes are met. Under the agreement, we maintain our right of first refusal for new stock indexes developed by S&P during the term of the agreement. S&P also retains the right to terminate the license based on new S&P stock indexes or to terminate the exclusivity of that license in the event we fail to launch a product based on the index within a one year period, subject to some consideration for regulatory delays. In exchange for the license, we pay S&P a per trade fee. If S&P discontinues compilation and publication of any license or index, we may license, on a non-exclusive and royalty-free basis, the information regarding the list of companies, shares outstanding and divisors for that index or terminate the obligations regarding the index. The licenses become non-exclusive in the event we list certain competitive products.

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

The Frank Russell Company. We have maintained a licensing arrangement with the Frank Russell Company since 1992 to license the Russell 2000 Index and related trade names, trademarks and service marks. The license was extended and expanded in 2002 to also add the Russell 1000, Russell 1000 Value and Russell 100 Growth indexes. The license for these Russell indexes is non-exclusive and automatically renews on an annual basis. In exchange for this license, we pay Russell a per trade fee.

NSC. Our license agreement for the NSC software was signed with Paris Bourse SA in 1997, and it continues until 2022. The agreement was assigned by Paris Bourse SA to Euronext N.V. in 1997. Under the terms of the agreement, Euronext N.V. granted us a non-exclusive license to use the NSC software for the trading of our products and the products of certain other exchanges. In addition, we have the right to use our CME Globex trademark in conjunction with our operation of the electronic trading system based on NSC software. In consideration for the license of the NSC software, we granted Euronext N.V. a license to use and modify CLEARING 21. In December 2002, we acquired the right to offer application service provider services to third parties using the NSC software.

Intellectual Property

We regard substantial elements of our brand name, marketing elements and logos, products, market data, software and technology as proprietary. We attempt to protect these elements by relying on trademark, service mark, copyright and trade secret laws, restrictions on disclosure and other methods. For example, with respect to trademarks, we have registered marks in more than 25 countries. We have filed numerous patent applications in the United States and internationally to protect our technology. On December 19, 2006, the United States Patent and Trademark Office granted CME its first patent. Our rights to stock indexes for our futures products principally derive from license agreements that we have obtained from Standard & Poor’s, NASDAQ and others. For a more detailed discussion of these licenses, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Licensing Agreements.”

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

Employees

As of December 31, 2006, we had 1,430 employees. We consider relations with our employees to be good. We have never experienced a work stoppage. We are not a party to any collective bargaining agreement. However, we employ six engineers who are associated with the International Union of Operating Engineers, Local 399, AFL-CIO.

Available Information

Our Web site is www.cme.com. Information made available on our Web site does not constitute part of this document. We make available on our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance materials, including our Corporate Governance Principles, Director Conflict of Interest Policy, Board of Directors Code of Ethics, Categorical Independence Standards, Employee Code of Conduct and the charters for all the standing committees of our Board, may also be found on our Web site. Copies of these materials are also available to shareholders free of charge upon written request to Shareholder Relations and Membership Services, Attention Ms. Beth Hausoul, Chicago Mercantile Exchange Holdings Inc., 20 South Wacker Drive, Chicago, Illinois 60606.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business.

Risks Relating to Our Business

Shareholders who own trading rights or are officers or directors of firms who own trading rights on our exchange account for 12 of the 20 directors on our Board. These shareholders may have interests that differ from or conflict with those of shareholders who are not also members. Our dependence on the trading and clearing activities of our members, combined with their rights to elect directors, may enable them to exert substantial influence over the operation of our business.

As of April 26, 2006, the date of our most recent Annual Meeting of Shareholders, 12 of the 20 directors on our Board owned or were officers or directors of firms who owned trading rights on our exchange. We are dependent on the revenues from the trading and clearing activities of our members. This dependence may give them substantial influence over how we operate our business.

Many of our members and clearing firms derive a substantial portion of their income from their trading or clearing activities on or through our exchange. In addition, trading rights on our exchange have substantial independent value. The amount of income that members derive from their trading, brokering and clearing activities and the value of their trading rights are, in part, dependent on the fees they are charged to trade, broker, clear and access our markets and the rules and structure of our markets. Our trading members, many of whom act as floor brokers and floor traders, benefit from trading rules, membership privileges and fee discounts that enhance their open outcry trading opportunities and profits. Our predominantly electronic trading members benefit from fee discounts and other incentives targeted at increasing electronic trading volume. These benefits enhance their electronic trading opportunities and profits. Our clearing firms benefit from all of the foregoing, as well as decisions that increase electronic trading, which over time will reduce their costs of doing business on our exchange. As a result, holders of our Class A common stock may not have the same economic interests as our members. In addition, our members may have differing interests among themselves depending on the role they serve in our markets, their method of trading and the products they trade. Consequently, members may advocate that we enhance and protect their clearing and trading opportunities and the value of their trading privileges over their economic interest in us.

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

Any one or more of these factors may contribute to reduced activity in our markets. Our operating results and trading volume tend to increase during periods of economic uncertainty. This is because our customers seek to hedge or manage the risks associated with or speculate on volatility in the U.S. equity markets, fluctuations in interest rates and price changes in the foreign exchange and commodity markets. The future economic environment will be subject to periodic downturns, including possible recession and lower volatility in financial markets, and may not be as favorable as it has been in recent years. As a result, period-to-period comparisons of our financial results are not necessarily meaningful. Trends less favorable than those of recent periods could result in decreased trading volume and a more difficult business environment for us. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.

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

The success of our markets will depend on our ability to complete development of and successfully implement electronic trading systems that have the functionality, performance, reliability and speed required by our customers.

The future success of our business depends in large part on our ability to create interactive electronic marketplaces in a wide range of derivatives products that have the required functionality, performance, reliability and speed to attract and retain customers. A significant portion of our current overall volume is generated through electronic trading on our CME Globex electronic platform. However, during 2006, 28% of our volume and approximately 21% of our clearing and transaction fees revenue was generated through our open outcry trading facilities. Most of our open outcry volume is related to trading in options on our futures contracts. Our electronic functionality may not be capable of accommodating all of the complex trading strategies typically used for trading options on futures contracts. We continue to develop and implement new electronic functionality to accommodate trading strategies required for electronic trading of Eurodollar options contracts. In August 2005, we integrated our enhanced options system for trading CME Eurodollar options into our CME Globex electronic trading platform. This enhanced functionality is designed to facilitate trading of complex combination and spread trades typically used with short-term interest rate options on futures, within a fully transparent and competitive environment. In July 2006, we also launched user-defined covered spreads. We intend to continue to introduce functionality that will accommodate other complex trading strategies electronically. However, we may not complete the development of, or successfully implement, the required electronic functionality for our options on futures contracts. Moreover, our customers who trade options may not accept our electronic trading systems. In either event, our ability to increase trading volume of options on futures contracts on the CME Globex platform would be adversely affected. In addition, if we are unable to develop our electronic trading systems to include other products and markets, or if our electronic trading systems do not have the required functionality, performance, reliability and speed, we may not be able to compete successfully in an environment that is increasingly dominated by electronic trading.

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

The derivatives, securities and financial services industries are highly competitive. We expect that competition will continue to intensify in the future. Our current and prospective competitors, both domestically and around the world, are numerous. They include securities and securities option exchanges, futures exchanges, OTC markets, clearing organizations, market data and information vendors, electronic communications networks, crossing systems and similar entities, consortia of large customers, consortia of some of our clearing firms and electronic brokerage and dealing facilities. At December 31, 2006, there were 57 futures exchanges located in 30 countries, including nine futures exchanges in the United States. The global derivatives industry has grown increasingly competitive. Exchanges, intermediaries, and even end users are consolidating, and OTC and unregulated entities are constantly evolving. For example, in response to growing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. CBOT and ICE completed their initial public offerings in 2005 and NYMEX went public in 2006. In September 2006, ICE and the NYBOT entered into a merger agreement pursuant to which NYBOT will become a wholly-owned subsidiary of ICE and ICE will obtain NYBOT’s clearing house. In December 2006, shareholders of NYSE Group and Euronext approved the merger of equal between the companies that was announced in June 2006.

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

Our average rate per contract, which impacts our operating results, is subject to fluctuation due to shifts in the mix of products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure. For example, we earn a higher rate per contract for trades executed on the CME Globex electronic trading platform. In addition, our members and participants in our various incentive programs generally are charged lower fees than our non-member customers. Each of these factors is difficult to predict and will have an impact on our average rate per contract in the particular period. For example, our average rate per contract decreased to $0.645 for the year ended December 31, 2006 from $0.664 for the same period in 2005. Because of this fluctuation, you may not be able to rely on our average rate per contract in any particular period as an indication of our future average rate per contract. If we fail to meet securities analysts’ expectations regarding our operating results, the price of our Class A common stock could decline substantially.

Our quarterly operating results fluctuate due to seasonality. As a result, you will not be able to rely on our operating results in any particular quarter as an indication of our future performance.

Generally, we have experienced relatively higher trading volume during the first and second quarters and sequentially lower trading volume in the third and fourth quarters. As a result of this seasonality, you will not be able to rely on our operating results in any particular period as an indication of our future performance. If we fail to meet securities analysts’ expectations regarding our operating results, the price of our Class A common stock could decline substantially.

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

Any significant decline in the trading volume of our CME Eurodollar or S&P 500 futures and options on futures contracts would adversely affect our revenues and profitability.

We are substantially dependent on trading volume from two product offerings for a significant portion of our clearing and transaction fee revenues and profits. The clearing and transaction fees revenue attributable to transactions in CME Eurodollar contracts and all our contracts based on the S&P 500 (including CME E-mini products) approximated 46% and 26%, respectively, of our total clearing and transaction fees revenue during the year ended December 31, 2006 and 44% and 25%, respectively, during the year ended December 31, 2005. Any significant decline in our trading volume in any of these products would negatively impact our business, financial condition and operating results.

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

We cannot assure you that we will be able to maintain the exclusivity of our licensing agreement with S&P. In addition, we cannot assure you that others will not succeed in creating stock index futures based on information similar to that which we have obtained by license or that market participants will not increasingly use other instruments, including securities and options based on the S&P indexes, to manage or speculate on U.S. stock risks. Parties may also succeed in offering indexed products that are similar to our licensed products without being required to obtain a license or in countries that are beyond the jurisdictional reach of us and/or our licensors.

Our clearing house operations expose us to substantial credit risk of third parties. Our financial condition will be adversely affected in the event of a significant default.

Our clearing house acts as the counterparty to all trades consummated on or through our exchange or on third-party exchanges for which we provide processing services. As a result, we are exposed to significant credit risk of third parties, including our clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We cannot guarantee you that one of our clearing firms will not default on its obligations in the future. A substantial part of our surplus funds is at risk if a clearing firm defaults on its obligations to our clearing house and its performance bond and security deposits are insufficient to meet its obligations. Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cover any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. Additionally, the default of any one of our clearing firms could cause our customers to lose confidence in our markets and the guarantee of our clearing house, which would have an adverse affect on our business.

We generate significant revenue by providing processing services to third parties. If we are unable to continue to realize the benefits of these agreements, our revenues will be adversely impacted.

We have entered into agreements with third parties to provide processing services for which we receive significant revenue. We have an agreement with CBOT to provide processing services for its futures and options on futures contracts. The initial term of the CBOT agreement expires in January 2009. Upon expiration, CBOT may, in its sole discretion, extend the agreement for an additional one-year term. We also entered into an agreement with NYMEX in April 2006 to be the exclusive electronic trading service provider for NYMEX’s energy futures and options contracts and certain of their other products on our CME Globex platform. The initial term of the NYMEX agreement is for ten years from the date of launch with rolling three-year extensions. In 2006, 2005 and 2004, we generated $90.1 million, $68.7 million and $55.9 million, respectively, in processing services revenue primarily from our agreement with CBOT. Our future revenues from providing these processing services will be dependent on CBOT’s trading volume and NYMEX’s electronic trading volume, which is subject to a number of factors beyond their control. As futures exchanges, their ability to maintain or expand their trading volume and operate their business is subject to the same types of risks to which we are subject. Any significant decrease in CBOT’s and/or NYMEX’s trading volume will result in a corresponding decrease in our realized benefits from our processing services agreements. Our net income from the processing services we provide will also depend on our ability to control our costs associated with providing such services.

The terms of our processing agreements also provide that both we and the other party may terminate the agreement in some circumstances. Under the terms of our agreement with NYMEX, either party between the fifth and sixth anniversary of the first launch date may terminate the contract by providing notice and paying the other party a termination fee. We cannot assure you that these agreements will not be terminated prior to the end of their term or that the agreements will be renewed after their initial term or that any renewal will be on terms as favorable to us. Any such event could have an adverse effect on our revenues.

Our market data fees may be reduced or eliminated by the growth of electronic trading and electronic order entry systems. If we are unable to offset that reduction through terminal usage fees or transaction fees, we will experience a reduction in revenue.

We sell our market data to individuals and organizations that use our markets or monitor general economic conditions. Revenues from our market data totaled $80.8 million, representing 7% of our total revenues, and $71.7 million, or 8% of our total revenues, during the years ended December 31, 2006 and 2005, respectively. Electronic trading systems do not usually impose separate charges for supplying market data to trading terminals. If we do not separately charge for market data supplied to trading terminals, and trading terminals with access to our markets become widely available, we could lose market data fees from those who have access to trading terminals. We will experience a reduction in our revenues if we are unable to recover that lost quote fee revenue through terminal usage fees or transaction fees.

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

From time to time, we have experienced system errors and failures that have resulted in some customers being unable to connect to our electronic trading platform or erroneous reporting, such as transactions that were not authorized by any customer or reporting of filled orders as cancelled. For example, we have experienced technical failures that resulted in a temporary suspension of trading on the CME Globex platform, including our most recent incident on April 26, 2005. The impact of these events has not been material. However, we cannot assure you that if we experience system errors or failures in the future that they will not be material.

Our status as a CFTC registrant generally requires that our trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. We constantly monitor system loads and performance and regularly implement system upgrades to handle estimated increases in trading volume. However, we cannot assure you that our estimates of future trading volume and order messaging traffic will be accurate or that our systems will always be able to accommodate actual trading volume and order messaging traffic without failure or degradation of performance. Increased CME Globex trading volume and order messaging traffic may result in connectivity problems or erroneous reports that may affect users of the platform. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, to file lawsuits against us or to cease doing business with us or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations.

We will need to continue to upgrade, expand and increase the capacity of our systems as our business grows and we execute our business strategy. Our goal is to design our systems to handle at least one and a half times our peak historical transactions in our highest volume products. As volume of transactions grow, the ability of our systems to meet this goal on an ongoing basis depends on our ability to increase our system capacity on a timely basis while maintaining system reliability. Although many of our systems are designed to accommodate additional volume and products and services without redesign or replacement, we will need to continue to make significant investments in additional hardware and software to accommodate the increases in volume of transactions and order transaction traffic and to provide processing services to third parties. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses would be adversely affected.

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

Demutualization and the increasing utilization of electronic trading systems by traders from remote locations may, among other developments, impact our ability to continue the traditional form of “self-regulation” that has been an integral part of the CFTC regulatory program. On February 1, 2007, the CFTC issued recommendations as to an appropriate means for designated contract markets to comply with the core principle requiring self-regulatory organizations to mitigate potential conflicts of interest. The recommendations require at least 35% of the board of directors of a designated contract market to be directors with no material relationship with the exchange, including memberships on the exchange. Currently, 35% of our Board of Directors have no industry affiliation other than service on our Board although we have not yet completed our assessment as to whether such directors would be considered to have no material relationship with the exchange for purposes of the CFTC recommendation. We cannot guarantee that our Board will be in compliance with the recommendations. To the extent we are not in compliance, we will be required to demonstrate to the CFTC how we otherwise met the requirements of the core principle.

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

There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees, including employees of GFX Corporation, our wholly-owned subsidiary that primarily engages in proprietary trading in foreign exchange futures, could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of CME customers or improper use of confidential information. Employee misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees also may commit errors that could subject us to financial claims for negligence, as well as regulatory actions. For example, employees of GFX Corporation enter into transactions to promote liquidity in CME foreign exchange contracts on the CME Globex platform and subsequently enter into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit market risk. In the event the offsetting transaction is not entered into or is not timely or properly executed, we could be exposed to substantial market risk.

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

We may not be able to integrate successfully any operations, personnel, services or products that we have acquired or may acquire in the future. See “Additional Risks Relating to the Proposed Merger with CBOT Holdings” for additional risks.

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

We may be at greater risk from terrorism than other companies.

Given our position as the largest futures exchange in the United States, as measured by annual trading volume, we may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations.

It is impossible to predict the likelihood or impact of any terrorist attack on the derivatives industry generally or on our business. In the event of an attack or a threat of an attack, our security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Damage to our facilities due to terrorist attacks may be significantly in excess of any amount of insurance received, or we may not be able to insure against such damage at a reasonable price or at all. The threat of terrorist attacks may also negatively affect our ability to attract and retain employees. Any of these events could have a material adverse effect on our business, financial condition and operating results.

Additional Risks Relating to the Proposed Merger with CBOT Holdings

We may fail to realize all of the anticipated benefits of the proposed merger with CBOT Holdings.

The success of the merger will depend, in part, on our ability to achieve the anticipated cost synergies and other strategic benefits from combining the businesses of CME Holdings and CBOT Holdings. We expect CME Group to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale, market integration and more automation. However, to realize these anticipated benefits, we must successfully combine the businesses of CME Holdings and CBOT Holdings. If we are not able to achieve these objectives, the anticipated cost synergies and other strategic benefits of the merger may not be realized fully or at all or may take longer to realize than expected. We may fail to realize some or all of the anticipated benefits of the transaction in the amounts and times projected for a number of reasons, including that the integration may take longer than anticipated, be more costly than anticipated or have unanticipated adverse results relating to CME Holdings’ or CBOT Holdings’ existing businesses.

The failure to integrate successfully the businesses and operations of CME Holdings and CBOT Holdings in the expected time frame may adversely affect CME Group’s future results.

Historically, CME Holdings and CBOT Holdings have operated as independent companies, and they will continue to do so until the completion of the merger. The management of CME Group may face significant challenges in consolidating the functions of CME Holdings and CBOT Holdings and their subsidiaries, integrating their technologies, organizations, procedures, policies and operations, as well as addressing differences in the business cultures of the two companies and retaining key personnel. In connection with the merger, CME Group expects to integrate certain operations of CME and CBOT, including consolidating the two trading floors, transitioning CBOT’s electronic trading to CME’s Globex platform, consolidating their market data services and consolidating regulatory functions. The integration will be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the merger may also disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with members of CME and CBOT and other market participants, employees, regulators and others with whom we have business or other dealings. In addition, difficulties in integrating the businesses or regulatory functions of CME Holdings and CBOT Holdings could harm the reputation of CME Group.

CME Holdings and CBOT Holdings will incur transaction, integration and restructuring costs in connection with the merger.

CME Holdings and CBOT Holdings expect to incur significant costs associated with transaction fees, professional services and other costs related to the merger. Specifically, CME Holdings and CBOT Holdings expect to incur approximately $62 million for transaction costs related to the merger. CME Group also will incur integration and restructuring costs following the completion of the merger as CME Group integrates the business of CBOT Holdings with that of CME Holdings. Although CME Holdings and CBOT Holdings expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, merger-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.

Completion of the merger is subject to the receipt of consents and approvals from, or the making of filings with, government entities that could delay completion of the merger or impose conditions that could have a material adverse effect on CME Group or that could cause abandonment of the merger.

The merger is subject to review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, by either the Antitrust Division of the U.S. Department of Justice or the U.S. Federal Trade Commission. Under this statute, CME Holdings and CBOT Holdings are required to make pre-merger notification filings and to await the expiration of the statutory waiting period prior to completing the merger. On December 1, 2006, CME Holdings and CBOT Holdings each received requests for additional information, or a “Second Request,” regarding the merger from the Department of Justice. The Second Request extends the initial waiting period under the statute during which the Department of Justice is permitted to review a proposed transaction until 30 days after the parties have substantially complied with the Second Request, unless that period is terminated earlier by the Department of Justice or, if the Department of Justice objects to the merger, it obtains an injunction from a court.

We cannot assure you that a challenge to the merger on antitrust grounds will not be made or, if such a challenge is made, that any such challenge will not be successful. Any such challenge may seek to impose a preliminary or permanent injunction, conditions on the completion of the merger or require changes to the terms of the merger. While we do not currently expect that any such preliminary or permanent injunction, conditions or changes would be imposed, we cannot assure you that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on us or limiting the revenues of CME Group following the merger, any of which might have a material adverse effect on CME Group following the merger. Neither CME Holdings nor CBOT Holdings is obligated to complete the merger if any such conditions, individually or in the aggregate, would reasonably be expected to result in (i) a material adverse effect on the expected benefits of the merger or (ii) a material adverse effect on CME Holdings, CBOT Holdings or CME Group following the merger.

CME Holdings may incur significant indebtedness in order to finance the merger, which may limit CME Group’s operating flexibility.

In order to finance the cash portion of the merger consideration, CME Holdings expects to incur incremental borrowings of up to $2.0 billion, depending on the elections made by CBOT Holdings Class A stockholders with respect to the merger consideration. We have not obtained any commitments for the financing. As of September 30, 2006, on a pro forma basis after giving effect to the merger, assuming that CME Holdings pays the maximum amount of cash available to CBOT Holdings Class A stockholders of $3.0 billion, CME Group would have had $2.0 billion in indebtedness outstanding. This level of indebtedness may:

•

require CME Group to dedicate a significant portion of its cash flow from operations to payments on its debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies, to pay dividends and for general corporate purposes;

•	increase CME Group’s vulnerability to general adverse economic conditions, including increases in interest rates if the borrowings bear interest at variable rates; and

•	limit CME Group’s flexibility in planning for, or reacting to, changes in or challenges relating to its business and industry.

In addition, to the extent that the credit ratings of CME Group are below ratings we would have been able to obtain as a stand-alone company, borrowing costs may increase, and to the extent that the credit ratings are below investment grade, the terms of the financing obligations could include restrictions, such as affirmative and negative covenants, conditions to borrowing, subsidiary guarantees and stock pledges. A failure to comply with these restrictions could result in a default under the financing obligations or could require CME Group to obtain waivers from its lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could have a material adverse effect on CME Group’s business, financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our trading facilities and corporate headquarters are located at 20 South Wacker Drive in Chicago, Illinois. As of December 31, 2006, we occupied approximately 450,000 square feet of office space pursuant to a lease that expires in 2008 at our corporate headquarters. We also occupy approximately 70,000 square feet of trading floor space under a lease with the CME Trust with a term that expires in 2009. We have an option to extend the term of the lease to 2012 with an option for two successive seven-year extensions through 2019 and 2026. In 2006, we leased additional office space at 550 West Washington for approximately 220,000 square feet of office space on a phased-in basis through 2011 pursuant to a lease that expires in 2023. As of December 31, 2006, we maintained backup facilities for our electronic systems in separate office towers at 10 and 30 South Wacker Drive, and we have two remote data centers. We also lease administrative office space in Washington, D.C., Tokyo, Japan, Hong Kong, China and Sydney, Australia and both administrative and communication equipment space in London, England. We believe our facilities are adequate for our current operations and that additional space can be obtained if needed.

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

On October 14, 2003, the U.S. Futures Exchange, L.L.C., or “Eurex U.S.,” and U.S. Exchange Holdings, Inc., filed suit against CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. On December 12, 2003, CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. On September 2, 2004, the judge granted CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. On March 25, 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. On June 6, 2005, CME and CBOT filed a motion to dismiss the complaint. On August 25, 2005, the judge denied the joint CME/CBOT motion to dismiss. The parties are currently engaged in discovery. Based on its investigation to date and advice from legal counsel, we believe this suit is without merit and we intend to vigorously defend against these charges.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Class A Common Stock

Our Class A common stock is listed on the NYSE and the NASDAQ Global Select Market Inc. under the ticker symbol “CME.” As of February 15, 2007, there were 516 holders of record of our Class A common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on a quarterly basis, as reported on the NYSE.

2006	High	Low	2005	High	Low
First Quarter	$457.50	$354.51	First Quarter	$229.50	$183.50
Second Quarter	503.94	417.90	Second Quarter	307.75	163.80
Third Quarter	508.78	425.79	Third Quarter	340.00	264.13
Fourth Quarter	557.97	464.70	Fourth Quarter	396.90	287.05

Class B Common Stock

Our Class B common stock is not listed on a national securities exchange or traded in an organized OTC market. Each class of our Class B common stock is associated with a membership in a specific division of our exchange. CME’s rules provide exchange members with trading rights and the ability to use or lease these trading rights. Each share of our Class B common stock can be transferred only in connection with the transfer of the associated trading rights. The memberships by class are CME (Chicago Mercantile Exchange), IMM (International Monetary Market), IOM (Index and Option Market) and GEM (Growth and Emerging Markets).

Class B shares and the associated trading rights are bought and sold through our Shareholder Relations and Membership Services Department. In addition, trading rights may be leased through the department. Trading rights sales are reported on our Web site at www.cme.com. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be determined by the value of our Class A common stock. As of February 15, 2007, there were 1,950 holders of record of our Class B common stock.

Dividends

The following table sets forth the dividends we paid on our Class A and Class B common stock in the last two years:

Record Date	Dividend per Share	Record Date	Dividend per Share

March 10, 2006	$0.63	March 10, 2005	$0.46
June 9, 2006	0.63	June 10, 2005	0.46
September 8, 2006	0.63	September 9, 2005	0.46
December 8, 2006	0.63	December 9, 2005	0.46

We intend to pay regular quarterly dividends to our shareholders. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our board of directors deems relevant. Our existing credit facility as well as future credit facilities, other future debt obligations, including any debt we may incur in connection with our proposed merger with CBOT Holdings, and statutory provisions may limit our ability to pay dividends. Additionally, our merger agreement with CBOT Holdings provides that we may not declare or pay dividends except quarterly dividends consistent with past practice. On January 31, 2007, the board of directors declared a regular quarterly dividend of $0.86 per share, representing a 37% increase over the prior quarter, to be paid on March 26, 2007, to shareholders of record on March 9, 2007.

PERFORMANCE GRAPH

The following graph compares the total return on our Class A common stock with the Standard & Poor’s 500 Stock Index, the peer group of companies used on our proxy statement last year (the “Former Peer Group”) and a new group of companies (the “New Peer Group”) for the period from December 6, 2002 (the date of our initial public offering) through December 31, 2006. The figures presented below assume an initial investment of $100 in common stock at the closing prices on December 6, 2002 and in the Standard & Poor’s 500 Stock Index on November 30, 2002 and the reinvestment of all dividends into shares of common stock. We compiled the New Peer Group to more closely reflect our competitors in our industry. We believe the New Peer Group provides a more meaningful basis for comparison of our stock performance.

The New Peer Group consists of:

•	CBOT Holdings, Inc.

•	InterContinentalExchange, Inc.

•	International Securities Exchange, Inc.

•	The Nasdaq Stock Market, Inc.

•	NYSE Group, Inc.

The Former Peer Group consisted of:

•	Archipelago Holdings Inc.

•	CBOT Holdings, Inc.

•	InterContinentalExchange, Inc.

•	International Securities Exchange, Inc.

•	Nasdaq Stock Market, Inc.

CUMULATIVE TOTAL RETURN SINCE DECEMBER 6, 2002

	12/06/02	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Chicago Mercantile Exchange Holdings Inc.	$100.00	$101.77	$170.46	$542.97	$878.70	$1,225.58
S&P 500	100.00	94.13	121.12	134.30	140.90	163.16
New Peer Group	100.00	90.99	91.41	137.60	292.82	556.98
Former Peer Group	100.00	93.46	88.32	95.33	328.79	551.80

Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	$—	—	—
November 1 to November 30	—	$—	—	—
December 1 to December 31	74	$529.50	—	—
Total	74	$529.50	—	—

All of the share amounts set forth in the above table represent shares of the Company’s Class A common stock that were surrendered to the Company in order to fulfill tax withholding obligations of an employee upon the vesting of restricted stock on December 15, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected income statement and balance sheet data was derived from the consolidated financial statements of Chicago Mercantile Exchange Holdings Inc. and subsidiaries and should be read in conjunction with the audited financial statements, related notes and other financial information included elsewhere herein.

	Year Ended or At December 31
(in millions, except per share data)	2006	2005	2004	2003	2002
Income Statement Data:
Total revenues	$1,089.9	$889.8	$721.6	$531.0	$446.1
Operating income	620.9	477.6	355.4	201.1	147.2
Non-operating income and expense	50.8	30.8	12.2	5.0	7.1
Income before income tax	671.7	508.4	367.7	206.1	154.3
Net income	407.3	306.9	219.6	122.1	94.1
Earnings per share:
Basic	$11.74	$8.94	$6.55	$3.74	$3.24
Diluted	11.60	8.81	6.38	3.60	3.13
Cash dividends per share	2.52	1.84	1.04	0.63	0.60
Balance Sheet Data:
Total assets	$4,306.5	$3,969.4	$2,857.5	$4,872.6	$3,355.0
Shareholders’ equity	1,519.1	1,118.7	812.6	563.0	446.1

The following table presents key statistical information on the volume of contracts traded, expressed in round turn trades and excluding our TRAKRS, auction-traded and Swapstream products, as well as information on notional value of contracts traded:

	Year Ended or At December 31
(in thousands, except notional value)	2006	2005	2004	2003	2002
Average Daily Volume:
Product Lines:
Interest rates	3,078	2,380	1,705	1,234	1,226
Equities(1)	1,734	1,389	1,161	1,055	824
Foreign exchange	453	334	202	135	96
Commodities and alternative investments(1)	78	55	43	37	31

Total Average Daily Volume	5,343	4,158	3,111	2,461	2,177

Method of Trade:
Open outcry	1,483	1,214	1,281	1,382	1,398
CME Globex	3,808	2,895	1,786	1,041	747
Privately negotiated	52	49	44	38	32

Total Average Daily Volume	5,343	4,158	3,111	2,461	2,177

Other Data:
Total Notional Value (in trillions)	$824	$638	$463	$334	$329
Total Trading Volume	1,341,111	1,047,909	787,186	620,289	548,667
Open Interest at Year End (contracts)	35,107	30,083	22,478	16,301	12,483

(1)	CME weather and Goldman Sachs Commodity Index products are included in commodities and alternative investments rather than equities beginning in 2006. Prior period amounts have been adjusted to conform to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

Overview: Includes a discussion of our business structure; current economic and industry-wide trends relevant to our business; the strategy we utilize to address opportunities, challenges and risks; and the primary sources of revenue as well as expenditures required to generate that revenue.

Critical Accounting Policies: Provides an explanation of accounting estimates and assumptions material to our financial results.

Recent Accounting Pronouncements: Includes an evaluation of recent accounting pronouncements and their potential impact on our financial results.

Results of Operations for 2006 Compared with 2005

Results of Operations for 2005 Compared with 2004

Liquidity and Capital Resources: Includes a discussion of our future cash requirements, capital resources and expenditures and financing arrangements.

References in this discussion and analysis to “we” and “our” are to Chicago Mercantile Exchange Holdings Inc. and its consolidated subsidiaries, collectively. References to our “exchange” are to Chicago Mercantile Exchange Inc. and its subsidiaries, collectively.

OVERVIEW

Business Structure

Chicago Mercantile Exchange Holdings Inc. (CME Holdings), a Delaware stock corporation, is the holding company for Chicago Mercantile Exchange Inc. (CME), its primary wholly-owned subsidiary, and its other subsidiaries. The holding company structure is designed to provide strategic and operational flexibility. CME Holdings’ Class A common stock is listed on the New York Stock Exchange and The Nasdaq Global Select Market under the ticker symbol “CME.”

CME, which was organized in 1898, is a designated contract market for the trading of futures and options on futures contracts. We are the largest futures exchange in the United States and the second largest in the world for the trading of futures and options on futures contracts, as measured by 2006 annual trading volume. For the second consecutive year, our annual trading volume for the year surpassed one billion contracts.

Futures contracts and options on futures contracts provide investors with vehicles for protecting against, and potentially profiting from, price changes in financial instruments and physical commodities. Futures contracts are legally binding standardized agreements to buy or sell a financial instrument or commodity, specifying quantity and quality at a set price on a future date. Certain futures contracts, such as commodities and foreign exchange products, may result in physical delivery of the product traded. Other futures contracts, including those for equity index and interest rate products, are cash settled and do not involve physical delivery. To provide additional flexibility to the investment community, we also offer trading in options on futures contracts. These contracts offer the customer the right, but not the obligation, to buy or sell an underlying futures contract at a particular price by a particular time.

We are a global exchange with customer access available in more than 70 countries. Our customers consist of professional traders, financial institutions, individual and institutional investors, major corporations, manufacturers, producers and governments. Customers include both members of the exchange and non-members.

We offer our customers the opportunity to trade futures contracts and options on futures contracts on a range of products including those based on interest rates, equities, foreign exchange, commodities and alternative investments. Our products provide a means for hedging, speculating and allocating assets. We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers.

Our major product lines are traded through our CME Globex electronic trading platform and our open outcry trading floors. Both of these execution facilities offer our customers immediate trade execution and price transparency. In addition, trades can be executed through privately negotiated transactions that are cleared and settled through our clearing house. We also offer trading in CME economic derivatives, which are available on the CME Auction Markets platform, and euro- and Swiss franc-denominated interest rate swaps, which are traded on the Swapstream platform.

Our clearing house clears, settles and guarantees every futures and options on futures contract traded through our exchange as well as those traded by the Chicago Board of Trade (CBOT). Ownership and control of our own clearing house enables us to capture the revenue associated with both the trading and clearing of our products. Ownership also enables us to more quickly and efficiently bring new products to market through coordination of our clearing functions with our product development, technology, market regulation and risk management activities.

Our clearing house performance guarantee is an important function of our exchange. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing house as the counterparty to every transaction allows our customers to establish a position with one party and then to offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for performance bond efficiencies.

To ensure performance of counterparties, we establish and monitor financial requirements for our clearing firms and mark-to-market their positions at least twice a day. We also set minimum performance bond requirements for our traded products. In the unlikely event of a payment default by a clearing firm, we would first apply assets of the clearing firm to cover its payment obligation. These assets include security deposits, performance bonds and any other available assets, such as the proceeds from the sale of pledged Class A and Class B common stock and associated trading rights of the clearing firm at our exchange that are owned by or assigned to the clearing firm. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the exchange by the parent company of a clearing firm. Thereafter, if the payment default remains unsatisfied, we would use, in order, CME’s surplus funds, security deposits of other clearing firms and funds collected through an assessment against all other solvent clearing firms to satisfy the deficit.

Industry Trends

Derivatives exchanges that provide markets for futures and options on futures have become a global growth industry, with a compound annual growth rate of 43% from 2002 through June 2006, based on notional value. By comparison, the over-the-counter (OTC) derivatives markets have grown at a compound annual growth rate of 33% during that same period. There are a number of secular trends that we believe will continue to drive growth and innovation in our industry. They include:

•	A greater need for risk management and hedging tools in an increasingly uncertain global, political and economic climate;

•	Growing investor sophistication regarding derivatives and risk transfer markets;

•

A shift in asset management strategies away from passive buy-and-hold equity investment strategies towards more active strategies including those involving alternative investments and asset classes; and

•

Growth in hedge funds and managed funds as alternative investment vehicles designed to generate more trading-based returns than investing on the basis of other market strategies. These types of alternative investment vehicles often utilize exchange-traded derivatives contracts.

Changing market dynamics have also led to increasing competition in all aspects of our business from both domestic and international sources. We face competition from other futures, securities and securities option exchanges; OTC markets and clearing organizations; consortia formed by our members and large market participants; alternative trade execution facilities; and technology firms, including market data distributors and electronic trading system developers.

We expect competition to continue to intensify, particularly as a result of technological advances and reductions in the regulatory requirements for the development of products and markets that are competitive with our own. Additional factors that may intensify competition in the future include:

•	The growth of recently-formed for-profit exchanges;

•	The consolidation of exchanges, customers or intermediaries;

•	An increased demand for electronic trading and electronic order routing services; and

•	The increased ability of other exchanges to leverage their technology investment and electronic distribution to enter new markets and list products that compete with our own.

Strategy

Our current strategy specifically focuses on leveraging our benchmark products, scalable infrastructure and clearing and trade matching technologies to benefit customers. This strategy will enable us to continue to evolve into a more broadly diversified financial exchange that offers trading and clearing solutions across additional products and asset classes. Our strategy includes coordinated efforts to:

•	Grow our existing business by expanding customer access to our markets and services, enhancing and offering additional trade execution choices, and improving our market data products;

•	Broaden our product range through innovative new products and optimization of existing products, based on research and development in collaboration with customers;

•	Provide third-party transaction processing, clearing and related services; and

•	Explore new business opportunities such as joint ventures, alliances and selective business combinations such as our recently announced merger with CBOT Holdings, Inc.

Primary Sources of Operating Revenue

Clearing and transaction fees. A majority of our revenue is derived from clearing and transaction fees, which include CME Globex electronic trading fees, surcharges for privately-negotiated transactions and other volume-related charges for contracts executed through our trading venues. Because clearing and transaction fees are assessed on a per-contract basis, revenues and profitability fluctuate with volume changes. In addition to the secular trends noted earlier, our revenues and trading volume tend to increase during periods of economic and geopolitical uncertainty. This is because our customers seek to manage their exposure to, or speculate on, the market volatility resulting from uncertainty. In addition, our volume is seasonal and we typically experience higher sequential volume during the first and second quarters followed by decreases in the third and fourth quarters of the calendar year. However, these patterns may be altered by the impact of economic and political events, the launch of new products, and other factors.

While volume has a significant impact on our clearing and transaction fees revenue, there are four other factors that also influence this source of revenue:

•	Rate structure;

•	Mix of products traded;

•	Trading venue; and

•	The percentage of trades executed by customers who are members compared with non-member customers.

Rate structure. Customers benefit from volume discounts and limits on fees as part of our effort to increase liquidity in certain products. We may periodically change fees, volume discounts, limits on fees and member discounts, perhaps significantly, based on our review of operations and the business environment.

As a result of their rate structure, Total Return Asset Contracts (TRAKRS), auction-traded products and Swapstream products are excluded from disclosures of trading volume and average rate per contract in this discussion and analysis. Clearing and transaction fees on these products are immaterial relative to other CME products. TRAKRS are exchange-traded non-traditional futures contracts that trade electronically on the CME Globex electronic platform. Swapstream offers euro- and Swiss franc-denominated interest rate swap products through its inter-dealer electronic trading platform. Auction-traded products, which include CME economic derivatives, were introduced in September 2005 and are traded on the CME Auction Markets platform.

Product mix. We offer trading of futures and options on futures contracts on a wide-ranging set of products based on interest rates, equities, foreign exchange, commodities and alternative investments. Rates are varied by product in order to optimize revenue on existing products and support introduction of new products to encourage trading volume.

Trading venue. Our exchange is an international marketplace that brings together buyers and sellers mainly through our CME Globex electronic trading platform as well as through open outcry trading on our trading floors and privately negotiated transactions. Any customer guaranteed by a clearing firm is able to obtain direct access to our CME Globex platform. Open outcry trading is conducted exclusively by our members, who may execute trades on behalf of customers or for themselves.

Typically, customers executing trades through CME Globex are charged fees for using the electronic trading platform in addition to the clearing fees assessed on all transactions executed on our exchange. Customers entering into privately negotiated transactions also incur additional charges beyond the clearing fees assessed on all transactions.

Member/non-member mix. Generally, member customers are charged lower fees than our non-member customers. Holding all other factors constant, revenue decreases if the percentage of trades executed by members increases, and increases if the percentage of non-member trades increases.

Processing services. To further diversify the range of services we offer, we have entered into clearing and transaction processing agreements with other exchanges. This revenue will fluctuate as the trading volume of these exchanges fluctuates.

The most significant portion of this revenue is derived from our agreement with CBOT. In April 2003, we entered into an agreement to provide clearing and related services for CBOT futures and options on futures contracts. We began to provide these services for some products in November 2003, and as of January 2004, we began to clear all CBOT products. The current agreement expires in January 2009.

The remaining portion of this revenue includes fees for listing energy and metal futures products on the CME Globex platform for the New York Mercantile Exchange (NYMEX). Although trading under a prior agreement with NYMEX ended in November 2005, trading under a new 10-year agreement began on June 11, 2006. We also collect fees for processing single stock futures trades for certain CME clearing firms that execute trades at OneChicago, LLC (OneChicago), our joint venture in single stock futures and futures on narrow-based stock indexes that initiated trading in November 2002.

Quotation data fees. We receive quotation data fees from the dissemination of our market data to subscribers for business and private use. Our market data services are provided primarily through third-party distributors.

Subscribers can obtain access to real-time, delayed and end-of-day quotation, trade and market summary data for our products. Users of our basic service receive real-time quotes and pay a flat monthly fee for each screen, or device, displaying our market data. Alternatively, customers can subscribe to market data provided on a limited group of products. The fee for this service is a relatively nominal flat rate per month.

Pricing for our market data services is based on the value of the service provided, our cost structure for the service and the price of comparable services offered by our competitors. Increases or decreases in our quotation data fees revenue is influenced by changes in our price structure for existing market data offerings, introduction of new market data services and changes in the number of subscribers. General economic factors that affect the financial services industry, which constitutes our primary customer base, also influence revenue from our market data fees.

Other sources. Other sources of revenue include access fees, communication fees and revenue from various services related to our operations.

•

Access fees are the connectivity charges to customers of our CME Globex platform, to our market data vendors and to direct market data customers. The fee each customer is charged varies depending on the type of connection provided.

•

Communication fees consist of charges to members and clearing firms that utilize our various telecommunications networks and communications services. Revenue from communication fees is largely dependent on open outcry trading, as a significant portion relates to telecommunications on the trading floor.

•

Other revenue is composed of fees for administering our Interest Earning Facility (IEF) program, trade order routing, and various services to members. We offer clearing firms the opportunity to invest cash performance bonds in our various IEF offerings. These clearing firms receive interest income, and we receive a fee based on total funds on deposit. In addition, other revenue includes trading gains and losses generated by GFX Corporation (GFX), our wholly-owned subsidiary that trades primarily in foreign exchange futures contracts to enhance liquidity in our electronic markets for these products.

Primary Operating Expenses

With the exception of license fees paid for the trading of our equity index contracts and a component of our trading facility rent that is related to open outcry trading volume, most of our expenses do not vary directly with changes in our trading volume.

Compensation and benefits. Compensation and benefits expense is our most significant expense and includes employee wages, bonuses, stock-based compensation, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, increases in wages as a result of inflation or labor market conditions, rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our work force, which includes a growing percentage of technology-related employees. The expense associated with our bonus and stock-based compensation plans can also have a significant impact on this expense category and may vary from year to year.

The bonus component of our compensation and benefits expense is based on our financial performance. Under the performance criteria of our annual incentive plan, the bonus funded under the plan would be the “target” level if we achieve the cash earnings target established by the Compensation Committee of our Board of Directors. Cash earnings are defined as net income excluding depreciation and amortization expense and tax-effected stock-based compensation expense less capital expenditures. Under the plan, if our actual cash earnings equal 80% of the established target for a given year, the bonus will be reduced by approximately 50% of the target bonus amount. There will be no bonus if our cash earnings are less than 80% of the cash earnings target, other than for non-exempt employees who may receive a bonus under our discretionary bonus program. If our actual cash earnings equal 120% of the target or higher, the bonus would be increased by approximately 50% from the targeted bonus amount, which is the maximum amount that is allowed under the plan. If our performance is between the threshold performance level of 80% of the cash earnings target and the maximum performance level of 120% of the cash earnings target, the bonus will be calculated based on the level of performance achieved. The Compensation Committee may adjust the cash earnings calculation and the target level of performance for material, unplanned revenue, expense or capital expenditures to meet intermediate to long-term growth opportunities. Beginning in 2007, the cash earnings calculation for bonus purposes will exclude investment income and target levels will be adjusted accordingly.

Stock-based compensation is a non-cash expense related to stock options and restricted stock grants. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires the use of the fair value method of accounting for share-based payments, which we previously adopted in 2002 under SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) also requires that we estimate expected forfeitures of stock grants instead of the previous practice of accounting for forfeitures as they occurred. Furthermore, as of January 1, 2006, the excess tax benefit related to employee option exercises and restricted stock vesting has been reflected in accordance with SFAS No. 123(R) as part of cash flows from financing activities for all periods presented rather than the previous classification as part of cash flows from operating activities. Stock-based compensation varies depending on the quantity and fair value of options granted. Fair value is derived using the Black-Scholes model with assumptions about our dividend yield, the expected volatility of our stock price based on an analysis of implied and historical volatility, the risk-free interest rate and the expected life of the options granted.

Depreciation and amortization. Depreciation and amortization expense results from the depreciation of property purchased, as well as the amortization of purchased and internally developed software. This expense has increased consistently from year to year due to significant technology investments in equipment and software. Depreciable useful lives have remained relatively consistent since January 1, 2004.

Other expenses. We incur additional expenses for communications, technology support services and various other activities necessary to support our operations.

•

Communications expense consists primarily of costs for network connections to the CME Globex platform and some market data customers; telecommunications costs of our exchange; and fees paid for access to external market data. This expense is affected primarily by the growth of electronic trading, our capacity requirements and by changes in telecommunications hubs and connections which allow customers outside the United States to access the CME Globex platform directly.

•

Technology support services consist of costs related to maintenance of the hardware and software required to support our technology. Our technology support services costs are driven by the number of transactions processed as well as the number of bid and offer quotes received and reflected in the order book for electronic trading, rather than the number of contracts traded.

•

Professional fees and outside services expense includes costs of consulting services provided for major technology initiatives and legal and accounting fees. This expense fluctuates primarily as a result of changes in the number of consultants needed to complete technology initiatives as well as other undertakings that require the use of professional services.

•

Occupancy expense consists mostly of rent, maintenance and utilities costs for our domestic and international offices, our trading facility in Chicago and our remote data centers. Our office space is located primarily in Chicago with smaller offices located in London, Hong Kong, Sydney, Tokyo and Washington, D.C. Occupancy costs are relatively stable, although our trading floor rent fluctuates to a limited extent based on open outcry trading volume.

•

Licensing and other fee arrangements expense consists primarily of license fees paid as a result of trading volume in equity index products. This expense fluctuates as a result of changes in equity index product trading volume and fee structure changes that affect license fees. In addition, in 2004 we began to incur expense under an agreement with Singapore Exchange Limited (SGX) whereby revenue sharing expense fluctuates based on our percentage of electronically traded CME Eurodollar contracts. Under the terms of our current agreement, this expense cannot exceed $0.3 million per month. We recently renewed this agreement, and effective February 5, 2007, the revenue sharing provisions of the agreement will terminate and the expense will be eliminated.

•

Marketing, advertising and public relations expense consists primarily of media, print and other advertising expenses, expenses incurred as part of various brand campaigns as well as the promotion of new and existing products and services.

Non-Operating Income and Expense

Investment income, securities lending interest income and expense, and equity in losses of unconsolidated subsidiaries were reclassified from revenues to non-operating income and expense in the consolidated statements of income during 2006. Equity in losses of unconsolidated subsidiaries was previously included as part of other revenues. All other items appeared separately in revenues. The presentation of these items has been changed to more closely conform to the Securities and Exchange Commission’s Article 5 of Regulation S-X.

•

Investment income represents income generated by the short-term investment of our excess cash balances and clearing firms’ cash performance bonds and security deposits; interest income and net realized gains and losses from our marketable securities; and gains and losses on trading securities in our non-qualified deferred compensation plans. The investment results of our non-qualified deferred compensation plans do not affect our net income as there is an equal impact in our compensation and benefits expense. Investment income is influenced by the amount of funds generated by operations that is available for investment, market interest rates and changes in the levels of cash performance bonds deposited by clearing firms. Investment income also included earnings from our first IEF program until its discontinuance in December 2005.

•

Securities lending transactions utilize a portion of the securities that clearing firms deposit to satisfy their proprietary performance bond requirements. Substantial interest expense is also incurred as part of this securities lending activity.

•	Equity in losses of unconsolidated subsidiaries includes losses from our investments in FXMarketSpace Limited (FXMS) and OneChicago.

CRITICAL ACCOUNTING POLICIES

The notes to our consolidated financial statements include disclosure of our significant accounting policies. In establishing these policies within the framework of accounting principles generally accepted in the United States, management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to revenue recognition, income taxes, internal use software costs, stock-based compensation, and goodwill and intangible assets.

Revenue recognition. Our revenue recognition policies comply with Staff Accounting Bulletin No. 101 on revenue recognition. Our revenue is derived primarily from the clearing and transaction fees we assess on each contract executed through our trading venues and cleared through our clearing house. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched and when the trade is cleared. On occasion, the customer’s exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions in the affected accounts. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. An accrual is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The accrual is based on the historical pattern of adjustments processed as well as specific adjustment requests. Occasionally, market data customers will pay for services in a lump sum payment. When these circumstances occur, revenue is recognized as services are provided.

Income taxes. Calculation of the income tax provision includes an estimate of the income taxes that will be paid for the current year as well as an estimate of income tax liabilities or benefits deferred into future years, as determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” As required by the provisions of SFAS No. 109, our deferred tax assets are reviewed to determine if all assets will be realized in future periods. To the extent it is determined that some deferred tax assets may not be fully realized, the assets must be reduced by a valuation allowance. The calculation of our tax provision involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other applicable tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes may be due. If payment of these amounts varies from our estimate, our income tax provision would be reduced or increased at the time that determination is made. This determination may not be known for several years. Past tax audits have not resulted in tax adjustments that would result in a material change to the income tax provision in the year the audit was completed. The effective tax rate, defined as the income tax provision as a percentage of income before income taxes, will vary from year to year based on changes to tax rates and regulations. In addition, the effective tax rate will vary with changes to income that are not subject to income tax, such as municipal interest income, and changes in expenses or losses that are not deductible, such as the utilization of foreign net operating losses.

Internal use software costs. Certain costs for employees and consultants that are incurred in connection with work on development or implementation of software for our internal use are capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs capitalized are for application development or implementation, as required by SOP 98-1, for software projects that will result in significant new functionality and that are generally expected to cost in excess of $0.5 million. The amount capitalized is determined based on the time spent by the individuals completing the eligible software-related activity and the compensation and benefits or consulting fees incurred for these activities. Projects are monitored during the development cycle to assure that they continue to meet the capitalization criteria of SOP 98-1 and that the project will be completed and placed in service as intended. Any previously capitalized costs are expensed at the time a decision is made to abandon a software project. Completed internal use software projects, as well as work-in-progress projects, are included as part of property in the consolidated balance sheets. Once completed, the accumulated costs for a particular software project are amortized over the anticipated life of the software, generally three years. Costs capitalized for internal use software will vary from year-to-year based on our technology-related business requirements.

Stock-based compensation. We expense stock options using the fair value method under the provisions of SFAS No. 123(R), “Share-Based Payment.” We have elected the accelerated method for recognizing the expense related to stock grants. Due to this election and the vesting provisions of our stock grants, a greater percentage of the total expense is recognized in the first and second years of the vesting period than would be recorded if we used the straight-line method. Upon adoption of SFAS No. 123(R) on January 1, 2006, we began to include an estimate of expected forfeitures of stock grants in our expense recognition calculations instead of the previous practice of accounting for forfeitures as they occur.

Goodwill and intangible assets. We review goodwill and intangible assets with indefinite lives for impairment on an annual basis and whenever events or circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the fair value of each reporting unit is compared to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount, no impairment exists and we are not required to perform further testing. If the carrying amount exceeds its fair value, the second step must be performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded in an amount equal to that excess. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. Intangible assets subject to amortization are also evaluated for impairment, when indicated by a change in circumstances, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment testing requires management to estimate the fair value of the assets and record an impairment loss for the excess of the carrying value over the fair value. The estimate of the fair value of the assets is generally determined on the basis of discounted future cash flows. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. Such assumptions are subject to change as a result of changing economic and competitive conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We will adopt FIN No. 48 effective January 1, 2007. We expect no material impact on our financial statements upon initial adoption.

RESULTS OF OPERATIONS FOR 2006 COMPARED WITH 2005

2006 Financial Highlights

•	Total revenues grew by 22% in 2006 primarily as a result of increased clearing and transaction fees, and to a lesser extent higher revenue from processing services and quotation data fees.

•

Total expenses increased by 14% in 2006 when compared with 2005. The increase was primarily due to higher compensation and benefits costs as well as increased technology spending resulting from capacity expansion and processing speed enhancements. Higher rates on licensed Standard & Poor’s (S&P) and The Nasdaq Stock Market, Inc. (NASDAQ) products and increased professional and outside services fees also contributed to the increase in expenses.

•

Operating margin, which we define as operating income expressed as a percentage of total revenues, increased to 57% in 2006 from 54% in 2005 as the growth of operating revenue outpaced increases in operating expenses.

•

Cash earnings increased by approximately $111.0 million to $402.8 million for 2006 compared with 2005. We have included a reconciliation of cash earnings, a non-GAAP measure, in Liquidity and Capital Resources.

Revenues

			Increase
(dollars in millions)	2006	2005	(Decrease)
Clearing and transaction fees	$866.1	$696.2	24%
Processing services	90.1	68.7	31
Quotation data fees	80.8	71.7	13
Access fees	20.2	18.9	7
Communication fees	8.6	9.0	(4)
Other	24.1	25.3	(4)

Total Revenues	$1,089.9	$889.8	22

Revenue Highlights. Revenues grew in 2006 primarily due to the following:

•

Enhanced technology, growing distribution, uncertainty surrounding interest rates and occasional daily volatility in the equity market contributed to growth in trading volume in all product lines resulting in a 24% increase in clearing and transaction fees during 2006;

•	Greater trading volumes at CBOT and our new agreement to list NYMEX products on the CME Globex platform resulted in increased processing services revenue; and

•	Increased monthly subscriber fees, which became effective January 1, 2006, contributed to an increase in quotation data fees for the year.

Clearing and Transaction Fees. The increase was due to trading volume growth partially offset by a decrease in the average rate per contract. The following table summarizes average daily trading volume (in thousands) and revenue. All amounts exclude TRAKRS, CME Auction Markets and Swapstream products.

	2006	2005	Increase
CME Product Line Volume:
Interest rate	3,078	2,380	29%
Equity(1)	1,734	1,389	25
Foreign exchange	453	334	35
Commodity and alternative investment (1)	78	55	41

Total Average Daily Volume	5,343	4,158	28

CME Globex Volume	3,808	2,895	31
CME Globex Volume as a Percentage of Total Volume	71%	70%
Clearing and Transaction Fees (in millions)	$864.4	$695.7
Average Rate per Contract	$0.645	$0.664

(1)	CME weather and Goldman Sachs Commodity Index products are included in commodities and alternative investments rather than equities beginning in 2006. Prior period amounts have been adjusted to conform to the current year presentation.

•	Volume

In 2006, our volume surpassed one billion contracts traded for the second consecutive year driven by growth of 25% or more in all product lines. Technology enhancements, including the migration of our CME Globex trading platform to new Hewlett Packard Integrity NonStop servers that incorporate Intel Itanium processors, significantly increased trade-matching speed which reduced our average response time on transactions and resulted in increased usage by automated trading systems. Growth in hedge funds, interest rate uncertainty and occasional daily volatility in equity markets also contributed to trading volume growth.

Interest Rate Products

Interest rate product volume increased in 2006 primarily due to uncertain market expectations surrounding interest rates, including those created by changes in Federal Reserve monetary policy, expansion in the use of our electronic trading platform as a result of technological enhancement and increased use of automated trading systems. The volume of interest rate products traded electronically increased by 34% to 1.8 million contracts per day in 2006. Secular trends favoring the trading of derivative products also contributed to the increase in volume.

The average daily volume of CME Eurodollar options, which are traded predominantly through open outcry, increased by 44% to 1.1 million contracts in 2006. In conjunction with the increase in Eurodollar options volume, the average daily volume of CME Eurodollar options traded electronically also increased to 77,000 contracts in 2006 from 28,000 contracts in 2005. In April 2006, we launched a new incentive program to increase electronic trading of CME Eurodollar options. The program, which was initially effective through December 2006, has been extended through June 2007. The program provides a reduced fee schedule for customers meeting percentage thresholds for electronic trading of CME Eurodollar options.

Equity Products

The increase in equity product volume for the year was primarily due to technological enhancements, increased usage of equity option products, occasional significant daily fluctuations in stock market volatility, as measured by the CBOE Volatility Index, and efforts to attract new customers.

Average daily volume of our E-mini equity products increased by 25% to 1.6 million contracts in 2006 compared with 2005. In particular, E-mini S&P 500 volume increased 27% to 1.1 million contracts. Volume for our electronically traded E-mini equity options increased to 45,000 contracts per day in 2006 from 18,000 contracts per day in 2005.

Foreign Exchange Products

In December 2006, foreign exchange volume set a monthly volume record with 621,000 contracts traded per day. The increase in trading of foreign exchange products resulted from the previously mentioned technological enhancements which facilitated faster execution of trades, additional liquidity and fee incentive programs, including those specifically targeted to attract commodity trading advisors and large hedge funds. In 2006, 88% of our foreign exchange volume traded through the CME Globex platform compared with 81% during 2005.

Commodity and Alternative Investment Products

Trading in commodity and alternative investment products increased as a result of the growing appeal of commodities as an asset class, which has attracted additional trading activity in live cattle and lean hog products.

•	Average Rate Per Contract

The impact of the 28% increase in average daily trading volume during 2006 was partially offset by a decrease in the average rate, or revenue, per contract. In 2006, the average rate per contract decreased 3%, to $0.645 from $0.664 in 2005, primarily due to the following factors:

•	Incentives and discounts increased as a result of volume growth, reducing the average rate per contract by $0.021;

•

The number of inactive clearing firms and trading volume from automated trading systems that receive lower-priced member rates increased resulting in a slight rise in the percentage of trades executed by member customers to 80% of total volume from 79% in 2005;

•	Higher-priced privately negotiated trades, as a percentage of total volume, decreased to 1.0% during 2006 compared with 1.2% in 2005; and

•

The average daily volume of CME Eurodollar options traded through open outcry, one of our lowest priced products, increased by 38%. This represented 19% of total volume in 2006 compared with 17% in 2005. Clearing and transaction fees from CME Eurodollar options traded through open outcry averaged $0.33 per contract in 2006 and 2005.

These decreases were partially offset by broad-based pricing increases implemented in August 2005, which contributed incremental revenue of approximately $13.0 million when compared with 2005. Additionally, the rate per contract was favorably impacted by a higher percentage of trades executed through the CME Globex platform for which additional fees are assessed.

A substantial portion of our clearing and transaction fees are billed to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of their customers. We currently have approximately 85 clearing firms. No one firm represented 10% or more of clearing and transaction fees revenue in 2006. Should a clearing firm discontinue operations, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue earned from any particular firm.

Processing Services. Revenue increased primarily as a result of increased trading volume at CBOT and higher volume executed on the CME Globex platform under our new agreement with NYMEX.

CBOT’s average daily trading volume was 3.2 million contracts for 2006, an increase of 20% over the 2.7 million contracts traded in 2005. Increased volume at CBOT generated incremental revenue of $11.6 million in 2006.

Revenue from services provided to NYMEX increased by $9.8 million in 2006 when compared with 2005. Our prior agreement with NYMEX ended in November 2005. Trading under our new 10-year agreement began in June 2006. The new agreement added metals futures products and expanded the number of energy futures products, including the addition of physically delivered WTI futures products, which we now list for NYMEX on the CME Globex platform. As a result, the average daily volume of NYMEX electronic trading increased significantly on our platform during 2006.

Quotation Data Fees. The growth in revenue resulted primarily from a fee increase that was implemented on January 1, 2006. Users of our basic service paid $40 per month for each market data screen, or device in 2006. The monthly charge in effect during 2005 was $35. This higher rate contributed to a $10.4 million increase in subscriber fees for 2006 compared with 2005 and was partially offset by a $1.5 million decrease in assessments, which result from our periodic audits of usage data previously provided by our customers.

During 2006, approximately 55% of our quotation data fees revenue was generated from the two largest resellers of our market data. Despite this concentration, we do not believe we are exposed to a significant risk of revenue loss. In the event one of these vendors no longer subscribed to our market data, we believe the majority of the vendor’s customers would likely subscribe to our market data through another reseller.

Effective January 1, 2007, users of our basic service will pay $50 per month for each market data screen, or device.

Access Fees. Growth in revenue resulted from the expiration, in July 2006, of an incentive program to encourage our customers to switch to a higher bandwidth connection.

Expenses

(dollars in millions)	2006	2005	Increase
Compensation and benefits	$203.0	$179.6	13%
Communications	31.6	31.1	2
Technology support services	31.2	26.8	16
Professional fees and outside services	34.3	26.8	28
Depreciation and amortization	72.8	64.9	12
Occupancy	29.6	28.5	4
Licensing and other fee agreements	25.7	18.0	43
Marketing, advertising and public relations	16.7	13.3	26
Other	24.2	23.1	5

Total Expenses	$469.1	$412.1	14

Expense Highlights. Increases in total expenses for 2006 were primarily driven by the following factors:

•	Compensation and benefits expense increased due to growth in average headcount as well as annual salary raises and the rising costs of related benefits, incentive pay and stock-based compensation;

•

Depreciation and amortization, as well as greater technological support services expense, grew as a result of ongoing investments in equipment and software to expand our infrastructure and improve processing speed;

•

Licensing rates increased due to the full year impact of our exclusive licensing agreements with NASDAQ and S&P, which were renegotiated and extended in 2005. These rate increases combined with volume growth in these licensed products resulted in increased licensing fees; and

•

Professional fees associated with additional exploration of business expansion opportunities and ongoing litigation resulted in increased expenses of this nature. Various technology initiatives also contributed to an increase in professional fees.

In 2007, we expect operating expenses to total $530.0 to $540.0 million. This includes Swapstream-related expenditures, merger-related planning costs, and costs associated with agreements to provide various services to FXMS.

Compensation and Benefits. The increase in compensation and benefits expense during 2006 relative to 2005 consisted primarily of the following:

(dollars in millions)	Increase (Decrease)
Average headcount	$9.8
Net annual salary increases and changes in benefits and employer taxes	7.4
Bonus	4.3
Stock-based compensation	3.8
Capitalization for software development and reimbursable design costs	(3.6)

•

Average headcount increased by 7%, or 87 employees, in 2006 compared with 2005 primarily as a result of increased hiring to support technology initiatives. Our acquisition of Swapstream, which was completed in August 2006, also contributed to the increase in average headcount for the year. As of December 31, 2006, we had 1,430 employees.

•	Bonus expense accrued under the provisions of our annual incentive plan increased primarily due to growth in our employee headcount and salary increases for existing employees.

•

Stock-based compensation increased primarily as a result of additional expense from options granted in June 2006 and the full impact in 2006 of the expense related to the June 2005 grant. In addition, the fair value per share of options granted in June 2006 increased when compared with the fair value of options granted in June 2005.

•

Increases were partially offset by increased capitalization of compensation and benefits expense relating to software development. The increase in capitalized software costs resulted primarily from development needed to provide trading and other services to FXMS, our new joint venture with Reuters Group PLC.

Technology Support Services. We experienced growth of 20% in the average number of transactions processed electronically during 2006 when compared with 2005. As a result of the continued growth in transactions processed, additional maintenance and service contracts were required to support increases in hardware and software purchases.

Professional Fees and Outside Services. Legal fees increased $4.1 million in 2006 when compared with 2005 due primarily to the structuring and establishment of FXMS and litigation costs related to the ongoing antitrust lawsuit filed by Eurex U.S. in 2003.

In addition, other professional fees increased $3.4 million in 2006 primarily due to the use of consulting services to support several clearing and trading systems projects as well as enhancements to the CME Globex platform’s functionality, including its ability to execute complex options trading strategies. During the fourth quarter, merger-related integration planning also contributed to an increase in professional fees. We expect merger-related integration planning to continue throughout 2007.

Depreciation and Amortization. During the second quarter of 2006, we began an 18-month process of migrating the electronic trading of products to new Hewlett Packard Integrity NonStop servers that incorporate Intel Itanium processors. As a result of the migration, we reassessed and shortened the estimated useful lives on our existing processors which resulted in additional depreciation expense of $1.9 million in 2006 when compared with 2005. In addition, depreciation and amortization of 2005 and 2006 property additions exceeded the depreciation and amortization of assets that have become fully depreciated or retired since January 1, 2005, resulting in an increase in 2006 depreciation and amortization expense.

Property additions for 2006 and 2005 are summarized below. Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and costs associated with the expansion of our data centers.

(dollars in millions)	2006	2005
Total property additions	$88.2	$87.6
Technology-related assets as a percentage of total additions	90%	91%

Occupancy. We entered into two new leases for additional space in Chicago and London during 2006. The Chicago lease, which began in August 2006, will provide us with an opportunity to reorganize and maximize the utilization of our facilities in the downtown area. The London lease, which began in November 2006, will allow us to consolidate our existing London office with Swapstream’s facilities. The new leases resulted in additional rent expense of $1.1 million in 2006.

Licensing and Other Fee Agreements. A large portion of the increase in this expense was attributable to an increase in licensing rates for S&P E-mini products and, to a lesser extent, NASDAQ E-mini products. Rate increases went into effect in June 2005 for NASDAQ products and September 2005 for S&P products in return for extending our exclusive rights to offer these products. Renegotiated licensing rates resulted in $6.5 million of incremental expense compared with 2005. Also, higher average daily trading volume for licensed products resulted in additional expense of $2.4 million in 2006. Higher volumes were primarily attributable to S&P 500 and NASDAQ 100 E-mini products.

These increases in expense were partially offset by a $0.9 million decrease in fees paid to market maker program participants. The reduction in market maker fees was primarily due to the expiration of the Russell 1000 program in December 2005.

Effective February 5, 2007, our Eurodollar fee sharing agreement with SGX will terminate resulting in an estimated decrease in expense of approximately $3.3 million in 2007.

Marketing, Advertising, and Public Relations. In 2006, this expense increased primarily as a result of the preparation for and launch of a new global brand advertising campaign. The promotion of new products and production of CME’s quarterly magazine, which launched in the third quarter of 2005, also contributed to an increase in expense.

Non-Operating Income and Expense

(dollars in millions)	2006	2005	Increase
Investment income	$55.8	$31.4	77%
Securities lending interest income	94.0	58.7	60
Securities lending interest expense	(92.1)	(56.8)	62
Equity in losses of unconsolidated subsidiaries	(6.9)	(2.6)	162

Total Non-Operating	$50.8	$30.7	65

Investment Income. Rising market interest rates as well as increased funds available for investment resulted in increased investment income in 2006 when compared with 2005. Increases in investment income were partially offset by an increase in tax-advantaged investments, as a percentage of the total portfolio, during 2006. The annualized average rate of return and average investment balance indicated in the table below include short-term investments classified as cash and cash equivalents, marketable securities and clearing firms’ cash performance bonds and security deposits, but exclude the first IEFs and our non-qualified deferred compensation plan. Non-qualified deferred compensation plan earnings are excluded from this analysis as there is an equal and offsetting amount in compensation and benefits expense.

(dollars in millions)	2006	2005	Increase
Annualized average rate of return	4.28%	2.99%	1.29%
Average investment balance	$1,258	$952	$306

Increase in investment income due to rate change			$16.2
Increase in investment income due to balance change			9.2

Increases due to rate and balance changes were partially offset by a decrease of $1.9 million resulting from the discontinuance of the first IEFs in December 2005.

Securities Lending Interest Income and Expense. The average daily balance of funds available for lending increased during 2006 relative to 2005. This was primarily the result of a policy change effective October 1, 2005 that increased the amount of securities available for lending to 70% from 50% of total eligible securities.

(dollars in billions)	2006	2005	Increase (Decrease)
Average daily balance of funds invested	$1.9	$1.8	$0.1

Annualized average rate earned	5.01%	3.34%	1.67%
Annualized average rate paid	4.91	3.23	1.68

Net earned from securities lending	0.10	0.11	(0.01)

Equity in Losses of Unconsolidated Subsidiaries. This includes $6.1 million of losses from our investment in FXMS, which was formed in July 2006, as well as our proportionate share of losses from OneChicago.

Income Tax Provision

In 2006, the effective tax rate decreased from 39.6% to 39.4% when compared with 2005. The decrease is due primarily to increased investments in tax-advantaged securities, the impact of which was partially offset by the effect of a valuation allowance for the net operating losses generated by our Swapstream operations subsequent to the acquisition in August 2006.

RESULTS OF OPERATIONS FOR 2005 COMPARED WITH 2004

2005 Financial Highlights

•	Total revenues increased by 23% to $889.8 million driven primarily by increases in clearing and transaction fees, processing services and quotation data fees.

•	Total expenses increased by 13% to $412.1 million due primarily to technology spending related to additional functionality and capacity.

•

Growth in revenues exceeded increases in expenses resulting in an increase in our operating margin to 54% from 49% in 2004. Operating margin is defined as operating income expressed as a percentage of total revenues.

•	Total property additions increased to $87.6 million primarily due to continued investments in capacity related to transaction growth and additional functionality.

•	Working capital, defined as current assets less current liabilities, grew by $280.9 million.

Revenues

(dollars in millions)	2005	2004	Increase (Decrease)
Clearing and transaction fees	$696.2	$553.0	26%
Processing services	68.7	55.9	23
Quotation data fees	71.7	60.9	18
Access fees	18.9	16.4	15
Communication fees	9.0	10.0	(11)
Other	25.3	25.4	—

Total Revenues	$889.8	$721.6	23

Revenue Highlights. Total revenues increased by 23% primarily as a result of the following factors:

•	Clearing and transaction fees increased by $143.2 million due primarily to a 34% increase in average daily trading volume.

•	Trading volume executed through CME Globex increased for all major product lines.

•	Processing services totaled $68.7 million, an increase of $12.7 million, primarily due to volume increases at CBOT and NYMEX.

•	Quotation data fees increased by $10.8 million primarily as a result of a fee increase.

Clearing and Transaction Fees. A significant portion of the increase in clearing and transaction fees in 2005 was attributable to the 34% increase in average daily trading volume. In 2005, we set annual volume records in our four major product lines and, for the first time ever, the total annual volume of our products surpassed one billion contracts compared with our previous record of 787 million contracts in 2004. In addition, there was an increase in the percentage of trading volume executed through the CME Globex platform. In 2005, CME Globex volume was 70% of average daily trading volume, compared with 57% during 2004. All of our product lines experienced growth in CME Globex volume during 2005 when compared with 2004.

The following table summarizes average daily trading volume (in thousands) and revenue. All amounts exclude TRAKRS and auction-traded products.

	2005	2004	Increase
CME Product Line Volume:
Interest rate	2,380	1,705	40%
Equity(1)	1,389	1,161	20
Foreign exchange	334	202	65
Commodity and alternative investment (1)	55	43	29

Total Average Daily Volume	4,158	3,111	34

CME Globex Volume	2,895	1,786	62
CME Globex Volume as a Percentage of Total Volume	70%	57%
Clearing and Transaction Fees (in millions)	$695.7	$552.6
Average Rate per Contract	$0.664	$0.702

(1)

CME weather and Goldman Sachs Commodity Index products are included in commodities and alternative investments rather than equities beginning in 2006. Prior period amounts have been adjusted to conform to the current year presentation.

•	Volume

Interest Rate Products

We experienced an increase in our interest rate volume in 2005 compared with 2004 due to the following factors:

•	Expansion in the use of our electronic trading platform as a result of technological enhancements;

•	Rising short-term interest rates and periods of heightened volatility in the equity markets, although overall implied volatility was lower than in 2004;

•	Increased volume by European market participants due to higher relative volatility in the U.S. compared to the Eurozone;

•	Increased utilization of competitive fee programs designed to encourage the participation of market makers and global proprietary trading firms; and

•	The appeal of tiered pricing provided to high volume traders.

The average daily volume of interest rate products traded electronically increased from 594,000 contracts in 2004 to 1.3 million contracts in 2005 with 57% of interest rate volume executed on the CME Globex platform compared with 35% in 2004.

Equity Products

Trading volume for our equity products increased primarily as a result of the continued growth in our CME E-mini products due to increased distribution to new users. This was achieved despite volatility in the U.S. equity markets that was 17% lower in 2005 when compared with 2004 as measured by the CBOE Volatility Index. During 2005, average daily volume of CME E-mini products increased by 21% to 1.3 million contracts when compared with 2004. The strongest growth in average daily volume occurred in CME E-mini S&P 500 futures, which increased by 0.2 million contracts, CME E-mini Russell 2000 futures and CME E-mini S&P MidCap 400 futures. We also experienced growth in our E-mini equity option products.

Foreign Exchange Products

Our foreign exchange volume has benefited from increased demand from automated trading systems, driven primarily by technology enhancements that allow faster execution. We also experienced volume growth from commodity trading advisors and large hedge funds as a result of initiatives implemented in 2005. Fee incentive programs initiated during the second quarter of 2004 also resulted in increased trading on the CME Globex platform. In 2005, 81% of our foreign exchange volume was executed through CME Globex compared with 66% in 2004.

•	Average Rate Per Contract

Partially offsetting the impact of the increase in trading volume on revenue was a decrease in the average rate, or revenue, per contract. The average rate per contract decreased to $0.664 for 2005 from $0.702 in 2004 primarily due to the following factors:

•

An increase in the percentage of trades by member customers reduced the rate per contract. As a result of a decrease in the capital investment required to become a clearing firm, which became effective October 1, 2004, there was an increase in the number of inactive clearing firms that are charged member rates. During 2005, we also implemented a program to allow multiple hedge funds within the same fund group to receive member rates.

•

Growth in interest rate, equity and foreign exchange trading volume, as a result of the appeal of our competitive fee programs, as well as increased participation of market makers, resulted in higher incentives and discounts, which further reduced the average rate per contract by $0.037 in 2005.

•

Our mutual offset agreement with SGX, whereby there is a net settlement for trades executed by the originating exchange but transferred to the other exchange, had an unfavorable impact on the average rate per contract of $0.005 in 2005.

•	These decreases were partially offset by the higher percentage of trades on the CME Globex platform for all product lines, for which additional fees are assessed.

•

Finally, rate increases effective August 1, 2005, contributed additional revenue of approximately $7.0 million and resulted in a modest increase to the overall average rate per contract of $0.007, which partially offset other factors that resulted in the lower average rate per contract in 2005.

In addition to the change in the rate structure in 2005, we also extended the European and Asian incentive programs and the electronic corporate membership program through December 31, 2006. In 2005, we implemented two one-year incentive programs designed to attract large hedge funds and commodity trading advisors to our foreign exchange markets. We also launched a new emerging markets partner program to support the geographic expansion of European and U.S.-based proprietary trading firms and trading arcades into developing trading centers. This two-year program provides fee waivers for new users of our electronic markets in qualified regions around the world.

Processing Services. The increase was primarily the result of increased volume at CBOT as well as the expiration of lower initial pricing for that service that was in effect during much of 2004. We cleared 675 million CBOT contracts during 2005 compared with 600 million contracts during 2004. In addition, we earned $3.8 million in incremental revenue from our agreement with NYMEX due to increased trading volume and related increased fees for these trades. Trading volume related to NYMEX increased to 5.2 million contracts in 2005 from 0.9 million contracts in 2004. Our agreement with NYMEX expired and we stopped listing NYMEX products on the CME Globex platform as of November 18, 2005. We entered into a new agreement with NYMEX in June 2006.

Quotation Data Fees. The increase in quotation data fees resulted primarily from the rate change that was implemented on January 1, 2005. Users of our basic service pay $35 per month for each market data screen, or device, an increase from the $30 per month charge that was in effect during 2004. In addition, there was an increase of $0.9 million related to assessments resulting from our periodic audits of the usage data provided by our customers.

Access Fees. The increase in access fees was attributed primarily to CME Globex users converting to higher bandwidth connections, at a higher fee beginning in the third quarter of 2004.

Communication Fees. Communication fees decreased primarily as a result of reduced demand for communication devices and services on the trading floor accompanied by a decrease in demand by our building tenants.

Expenses

(dollars in millions)	2005	2004	Increase (Decrease)
Compensation and benefits	$179.6	$164.8	9%
Communications	31.1	27.0	15
Technology support services	26.8	21.3	26
Professional fees and outside services	26.8	25.0	8
Depreciation and amortization	64.9	53.4	22
Occupancy	28.5	27.2	5
Licensing and other fee agreements	18.0	12.2	47
Marketing, advertising and public relations	13.3	11.0	21
Other	23.1	24.2	(5)

Total Expenses	$412.1	$366.1	13

Expense Highlights. While there was a 23% increase in total revenues in 2005, total expenses increased by 13% driven primarily by the following factors:

•	Compensation and benefits increased as a result of annual salary and related benefit increases, a 3% increase in average headcount and increases in stock-based compensation.

•

We renegotiated and extended the exclusivity of our licensing agreements with NASDAQ and S&P. As a result, expenses for licensing and other fee arrangements increased primarily due to the increased fees payable under these agreements.

•	A 39% increase in transactions processed electronically resulted in increased technology support services expense.

•	We continued to add to and improve our data centers resulting in an increase in depreciation and amortization of $11.5 million over 2004.

•	Initiatives to expand product-specific marketing and to rebrand existing marketing and advertising materials contributed to an increase in marketing, advertising and public relations.

Compensation and Benefits. Although there are a number of factors that affected compensation and benefits, the primary drivers of the increase were:

•	Annual salary increases and related increases in employer taxes and benefits resulted in approximately $7.2 million of additional expense during 2005 when compared with 2004.

•

The average number of employees increased approximately 3%, or by 42 employees, to 1,296 in 2005 from 1,254 in 2004. We had 1,321 employees at December 31, 2005. This increased headcount resulted in additional compensation and benefits, excluding bonuses, of approximately $4.6 million.

•

Stock-based compensation increased $4.8 million to $12.6 million in 2005 from $7.8 million in 2004. This increase resulted primarily from an increase in the fair value per share of options granted in 2005. The higher fair value was driven primarily by the increase in our stock price.

•

We experienced a $1.5 million increase in capitalized compensation and benefits that relates to development of internal use software, thereby reducing the amount of compensation and benefits that was expensed in 2005.

Communications. During 2005, we experienced greater communications expense of $4.4 million. This increase is related to a number of items including, but not limited to, expansion of our international communications hubs in Europe and Asia. We now have seven hubs in Europe and one in Asia. In addition, our bandwidth upgrades for customers, increased connections for new CME Globex users and additional bandwidth now provided between our main location and our remote data centers also contributed to the increase in communications expense.

Technology support services. The number of transactions we processed electronically increased approximately 39% in 2005. As a result, additional capital purchases were required to accommodate this growth and our expenses for software, software maintenance and hardware maintenance increased $5.1 million when compared with 2004.

Professional Fees and Outside Services. We incurred $2.5 million in additional professional fees, net of amounts capitalized for internally developed software, that related primarily to our technology initiatives, including integration of enhanced options trading functionality onto the CME Globex platform and implementation of new mass quoting functionality for certain foreign exchange and equity option products. Partially offsetting this increase was a decrease of $0.7 million in other professional fees and outside services, primarily due to reduced legal fees and recruiting expenses.

Depreciation and Amortization. This increase was the result of depreciation and amortization of 2005 asset acquisitions exceeding the depreciation and amortization of assets that have become fully depreciated or retired since December 31, 2004. The main components of the 2005 asset additions were technology equipment and leasehold improvements to our remote data centers. Also, a greater portion of our fixed assets are now depreciating over shorter lives. This change became effective January 1, 2004 when the estimated useful lives of new technology equipment purchases were reduced from four to three years and new personal computer purchases were reduced from three to two years.

Property additions for 2005 and 2004 are summarized below. Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and costs associated with the build-out of our data centers.

(dollars in millions)	2005	2004
Total property additions	$87.6	$67.5
Technology-related assets as a percentage of total additions	91%	86%

Licensing and Other Fee Agreements. The increase resulted primarily from $3.5 million in additional license fees in 2005 when compared with 2004 as a result of increased licensing rates for certain of our equity products and increased trading volume. The NASDAQ and S&P licensing agreements were renegotiated in April 2005 and September 2005, respectively. Rates increased for these licensing agreements as a result of the renegotiations in return for an extension of exclusivity. Additionally, we incurred $2.3 million of incremental expense related to our revenue sharing agreements with SGX and market makers designated for certain products. The SGX increase resulted from the growth in electronic trading of CME Eurodollar contracts after our regular floor trading hours.

Marketing, Advertising and Public Relations. The increase in marketing, advertising and public relations expense is attributable to increased product-specific marketing especially for our foreign exchange products, the launch of CME Magazine and rebranding of brochures and direct marketing materials. During 2005, we also incurred $0.4 million of expense related to a donation for hurricane relief. There was no similar expense in 2004.

Non-Operating Income and Expense

(dollars in millions)	2005	2004	Increase (Decrease)
Investment income	$31.4	$14.5	117%
Securities lending interest income	58.7	20.3	n.m.
Securities lending interest expense	(56.8)	(19.0)	n.m.
Equity in losses of unconsolidated subsidiaries	(2.6)	(3.6)	(27)

Total Non-Operating	$30.7	$12.2	151

n.m.	not meaningful

Investment Income. The increase is primarily a result of interest rate increases in the marketplace. Also, funds available for investment continued to increase in large part due to growth in net income.

(dollars in millions)	2005	2004	Increase
Annualized average rate of return	2.99%	1.63%	1.36%
Average investment balance	$952	$689	$263

Increase in investment income due to rate change			$12.9
Increase in investment income due to balance change			4.4

Offsetting these increases was a $0.4 million decrease in IEF interest income and other investment income. The first IEFs were included in our consolidated financial statements until they were discontinued in December 2005.

Securities Lending Interest Income and Expense. In October 2005, we increased the amount of eligible securities available for lending to 70% from 50%. In addition, throughout 2005 the balance of firm securities held that were eligible for securities lending increased. Both of these items, as well as the continued increase in interest rates by the Federal Open Market Committee of the Federal Reserve, had a significant impact on securities lending interest year over year.

(dollars in billions)	2005	2004	Increase
Average daily balance of funds invested	$1.8	$1.4	$0.4

Annualized average rate earned	3.34%	1.46%	1.88%
Annualized average rate paid	3.23	1.37	1.86

Net earned from securities lending	0.11	0.09	0.02

Income Tax Provision

The effective tax rate was 39.6% for 2005 compared with 40.3% for 2004. The effective tax rate declined as a result of an increase in tax-advantaged investments and the favorable resolution of certain tax audit issues.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Historically, we have met our funding requirements from operations. If operations do not provide sufficient funds to meet capital expenditure requirements, cash and cash equivalents or marketable securities can be reduced to provide the needed funds, assets can be acquired through capital leases, or we can issue debt. In addition, we believe we can fund any pending or potential future acquisitions with internally available cash, debt financing or the issuance of equity securities.

On October 17, 2006, we entered into an agreement and plan of merger with CBOT Holdings, Inc. This proposed merger is subject to an affirmative vote by CME Holdings’ and CBOT Holdings’ stockholders and CBOT members, normal regulatory approvals and other closing conditions. Pursuant to the terms of the agreement, CBOT Holdings’ shareholders will have the right to receive 0.3006 shares of CME Holdings Class A common stock per share of CBOT Holdings Class A common stock or to elect an amount in cash equal to the value of the exchange ratio based on a ten day average of closing prices of our Class A common stock at the time of the merger. However, the maximum amount of cash available for all CBOT Holdings’ shareholders is $3.0 billion. Upon the closing of the transaction, which is expected to occur in mid-2007, we will need up to approximately $3.1 billion to purchase the shares of CBOT Holdings’ shareholders electing to receive cash and to pay estimated fees and expenses related to the transaction. We expect to fund the transaction with cash and cash equivalents, proceeds from expected maturities of our marketable securities and various short- and long-term debt facilities as needed based on the amount of the cash election made by CBOT Holdings’ shareholders. If either CME Holdings or CBOT Holdings were to terminate the merger agreement, the terminating party may be required to pay the other party a termination fee of $240.0 million and to reimburse the other party for expenses up to $6.0 million.

Cash will also be required for operating leases and non-cancelable purchase obligations as well as commitments reflected as liabilities on our consolidated balance sheet at December 31, 2006. These commitments are as follows (in thousands):

Year	Operating Leases	Purchase Obligations	Other Liabilities	Total
2007	$14,270	$25,975	$2,085	$42,330
2008-2009	24,301	12,892	—	37,193
2010-2011	15,637	5,015	—	20,652
Thereafter	67,972	10,407	—	78,379

Total	$122,180	$54,289	$2,085	$178,554

Future operating lease commitments at December 31, 2006 increased from year-end 2005 primarily as a result of two new operating leases to obtain additional office space in Chicago and London.

Future capital expenditures for technology are anticipated as we continue to invest in increased system capacity and performance and pursue technological initiatives on our electronic trading platform, such as: implementation of additional functionality for CME Eurodollar and foreign exchange options; increased functionality for more user defined spreads; and other facilitation of options and futures trading. Each year capital expenditures are incurred for improvements throughout our central location and our remote data centers. Capital expenditures also are incurred for improvements to our trading floor facilities, offices, telecommunications capabilities and other operating equipment. We expect 2007 capital expenditures to total approximately $110.0 million, excluding leasehold improvements for our new office space that will be funded with landlord allowances. Anticipated capital expenditures for 2007 include approximately $20.0 million of data center build-out costs related to our pending merger with and integration of CBOT Holdings.

We intend to continue to pay regular quarterly dividends to our shareholders. In 2006, our annual dividend target remained at approximately 30% of the prior year’s cash earnings. The decision to pay a dividend, however, remains within the discretion of our Board of Directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our Board of Directors deems relevant. On January 31, 2007, the Board of Directors declared a regular quarterly dividend of $0.86 per share payable on March 26, 2007 to shareholders of record on March 9, 2007. Assuming no changes in the number of shares outstanding, the March 2007 dividend payment will total approximately $30.0 million.

Sources and Uses of Cash

Net cash provided by operating activities was $471.7 million for 2006 and $348.2 million for 2005. The net cash provided by operations increased primarily as a result of our improved operating results. This increase was partially offset by an increase in accounts receivable and deferred taxes. The net cash provided by operating activities exceeded our net income in 2006 and 2005 primarily as a result of non-cash expenses, such as depreciation and amortization, which do not adversely affect our cash flow.

Cash used in investing activities was $85.9 million for 2006 compared with $82.3 million for 2005. Even though there was a reduction of $40.4 million in the purchases of marketable securities in 2006, additional cash was used for the purchase of Swapstream and the investment in FXMS, which were $17.7 million and $13.9 million, respectively. These factors resulted in a slight increase in cash used of $3.5 million.

Property additions include capital expenditures of purchased and internally developed software and leasehold improvements, including those acquired with lease allowances. Property additions in 2006 include leasehold improvements of $8.0 million related to the expansion of our remote data centers, $7.3 million related to the remodeling of the office space at our main location and $0.5 million related to remodeling of our new office space in Chicago. Property additions in 2005 included leasehold improvements of $22.8 million related to the expansion of our remote data centers and $5.8 million related to the remodeling of the office space at our main location.

Technology-related assets include purchases of computers and related equipment software, the cost of developing internal use software and costs associated with the build-out and expansion of our data centers. Technology-related additions increased $0.2 million to $79.7 million in 2006 from $79.5 million in 2005. These additions related primarily to expanding capacity to accommodate the growth in electronic trading on the CME Globex platform, clearing trades for CBOT, listing trades for NYMEX, improving speed and reliability in our systems and implementing other system enhancements.

Cash used in financing activities was $27.2 million in 2006 compared with $12.6 million in 2005. The increase was primarily due to the $24.2 million increase in dividends paid. Dividends totaled $87.5 million in 2006 compared with $63.3 million in 2005. The increase resulted primarily from our improved prior year’s cash earnings, which is the basis used to determine the amount of the current year’s dividend. Partially offsetting this increase was an increase of $8.5 million in proceeds from options exercised.

Debt Instruments

We maintain a line of credit with a consortium of banks to be used in certain situations, such as disruption in the domestic payment system that would delay settlement between our exchange and our clearing firms or in the event of a clearing firm default. In order to ensure that the facility would operate as intended, CME periodically draws down nominal amounts of funds against the letter of credit, and immediately repays the amounts borrowed. On October 13, 2006, the line of credit was renewed and the amount of the revolving line of credit was increased from $750.0 million to $800.0 million, with terms substantially the same as the expiring line of credit. We have the option to request an increase to the facility from $800.0 million to $1.0 billion at the time of a draw, subject to the approval of the participating banks. The credit agreement continues to be collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in IEF2 and any performance bond deposits of the defaulting firm. The line of credit can only be drawn on to the extent it is collateralized. Collateral available and on deposit was $1.2 billion at December 31, 2006.

In October 2005, we approved the use of CME-owned U.S. Treasury securities as performance bond collateral in lieu of, or in combination with, irrevocable letters of credit for our mutual offset agreement with SGX. We can pledge U.S. Treasury securities up to a maximum of $100.0 million measured as the aggregate fair value at the time of the most recent collateral adjustment. At December 31, 2006, we were contingently liable on irrevocable letters of credit totaling $19.0 million and had pledged securities with a fair value of $100.7 million.

CME also guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures positions. The letter of credit will be utilized in the event that GFX defaults in meeting performance bond requirements to its clearing firm. In the unlikely event of a payment default by GFX, GFX’s performance bond deposits would first be used to cover any deficit. If this amount is not sufficient, the letter of credit would be used, and finally CME would guarantee the remaining deficit, if any.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance sheet arrangements as defined by the regulations of the Securities and Exchange Commission.

Liquidity and Cash Management

Cash and cash equivalents totaled $969.5 million at December 31, 2006 compared with $610.9 million at December 31, 2005. The balance retained in cash and cash equivalents was a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, alternative investment choices and any dividends that we pay.

Current net deferred tax assets of $7.2 million and $6.4 million are included in other current assets at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, non-current net deferred tax assets, which are included in other assets, were $30.9 million and $8.5 million, respectively. Net deferred tax assets result primarily from depreciation and amortization, stock-based compensation and pension costs. Under current tax laws, foreign net operating losses acquired from Swapstream of £4.2 million ($8.0 million as of December 31, 2006) may only be used to offset Swapstream’s future taxable income. Total accumulated net operating losses related to Swapstream were valued at $9.2 million as of December 31, 2006. Based on our assessment at December 31, 2006, we do not believe that we are more-likely-than-not to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the deferred tax benefit arising from these net operating losses has been fully reserved.

Each clearing firm is required to deposit and maintain a specified performance bond balance, which is determined by parameters established by the risk management department of the clearing house and may fluctuate over time. Performance bond requirements can be satisfied with a variety of approved investments and cash. Cash performance bonds and security deposits are included in our consolidated balance sheets. With the exception of the portion of securities deposited that are utilized in our securities lending program, clearing firm deposits, other than those retained in the form of cash, are not included in our consolidated balance sheets. Securities lending transactions utilize a portion of the securities that clearing firms have deposited to satisfy their proprietary performance bond requirements. Securities lending activity fluctuates based on the amount of securities that clearing firms have deposited and the demand for securities lending activity in the particular securities available to us. As a result of these factors, the balances in cash performance bonds and security deposits as well as the balances in our securities lending program, may fluctuate significantly over time.

Cash performance bonds and security deposits and collateral from securities lending consisted of the following at December 31:

(in millions)	2006	2005
Cash performance bonds	$506.0	$579.0
Cash security deposits	15.1	12.5
Cross-margin arrangements	0.1	0.6

Total Cash Performance Bonds and Security Deposits	521.2	592.1
Collateral from securities lending activities and payable under securities lending agreements	2,130.2	2,160.9

Total	$2,651.4	$2,753.0

We are required under the Commodity Exchange Act to segregate cash and securities deposited by clearing firms on behalf of customers. In addition, our exchange rules require a segregation of all funds and securities deposited by clearing firms from exchange operating funds and marketable securities. As with cash performance bonds and security deposits, these balances will fluctuate due to the investment choices available to clearing firms and the change in total deposits required. Securities, at fair value, and IEF funds were deposited for the following purposes at December 31:

(in millions)	2006	2005
Performance bonds	$47,270.6	$45,809.8
Security deposits	1,250.5	1,236.2
Cross-margin arrangements	273.7	531.7

Total	$48,794.8	$47,577.7

Cash Earnings

Cash earnings, a non-GAAP measure, is the primary metric used by us to measure our financial performance. It is the basis for calculating dividends to shareholders and annual incentive payments to employees. It is calculated as net income plus depreciation and amortization expense, plus tax-effected stock-based compensation, including employee discounts on stock plan purchases, less capital expenditures. The cash earnings amount is calculated as follows (in millions):

(in millions)	2006	2005
Net income	$407.3	$306.9
Depreciation and amortization	72.8	64.9
Stock-based compensation, net of tax of $6.5 million and $5.0 million in 2006 and 2005, respectively	10.0	7.6
Capital expenditures	(87.3)	(87.6)

Cash Earnings	$402.8	291.8

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risks, including those caused by changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our investment policy is to preserve principal and liquidity while maximizing return through the investment of available funds. Investments typically include money market mutual funds, municipal securities, and U.S. Treasury and government agency securities with fixed or variable rate terms. Under our investment policy, we monitor interest rate risk by completing regular reviews of our marketable securities portfolio and its sensitivity to changes in the general level of interest rates, commonly referred to as a portfolio’s duration. We control the duration of the portfolio primarily through the purchase of individual marketable securities having a duration consistent with our overall investment policy. In addition, we will generally hold marketable securities to maturity, which will act as a further mitigating factor to interest rate risk. Under our investment policy, the aggregate portfolio duration cannot exceed 24 months.

A change in market interest rates would affect interest income as well as the fair value of investments. All of our investments are carried at fair value. Interest income from short-term cash investments, marketable securities, and cash performance bonds and security deposits was $53.8 million and $28.5 million in 2006 and 2005, respectively. Our marketable securities portfolio experienced a decrease in net unrealized losses of $2.1 million in 2006 and an increase in net unrealized losses of $2.1 million in 2005. There were no realized gains or losses from sales of marketable securities in either period.

Expected maturities and interest coupon rates for marketable securities, all of which were fixed-rate securities, were as follows at December 31, 2006 (dollars in thousands):

Year	Principal Cash Flows	Weighted Average Interest Rate
2007	$173,517	3.77%
2008	80,410	2.34

Total	$253,927	3.32

Fair Value	$250,718

The 2008 expected maturities include $26.7 million in principal amount of zero coupon marketable securities. Excluding zero coupon securities, the 2008 weighted average interest rate would be 3.51% and the total weighted average interest rate would be 3.71%.

Foreign Exchange Risk. GFX engages primarily in the purchase and sale of our foreign exchange futures contracts on the CME Globex platform to provide additional liquidity in these products. GFX subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit its market risk. Any potential impact on the earnings of GFX from a change in foreign exchange rates would not be significant. Net intraday position limits, which are established for each trader, totaled $12.0 million in aggregate notional value as of December 31, 2006.

At December 31, 2006, GFX held futures positions with a notional value of $111.8 million, offset by a similar amount of spot foreign exchange positions. The notional value of futures positions at December 31, 2005 totaled $106.6 million. All positions are marked to market on a daily basis using our foreign exchange settlement prices, with resulting gain or loss reflected in other revenues. Net trading gains were $7.0 million and $7.6 million for the years ended December 31, 2006 and 2005, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$969,504	$610,891
Collateral from securities lending	2,130,156	2,160,893
Marketable securities available for sale, including pledged securities of $100,729 and $70,165	250,718	292,862
Accounts receivable, net of allowance of $552 and $828	121,128	84,974
Other current assets	37,566	41,675
Cash performance bonds and security deposits	521,180	592,127

Total current assets	4,030,252	3,783,422
Property, net of accumulated depreciation and amortization of $346,531 and $293,543	168,755	153,329
Other assets	107,498	32,643

Total Assets	$4,306,505	$3,969,394

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$25,552	$23,553
Payable under securities lending agreements	2,130,156	2,160,893
Other current liabilities	78,466	53,354
Cash performance bonds and security deposits	521,180	592,127

Total current liabilities	2,755,354	2,829,927
Other liabilities	32,059	20,783

Total Liabilities	2,787,413	2,850,710

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 34,835,588 and 34,544,719 shares issued and outstanding as of December 31, 2006 and 2005, respectively	348	345
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	405,514	324,848
Retained earnings	1,116,209	796,398
Accumulated other comprehensive loss	(2,979)	(2,907)

Total Shareholders’ Equity	1,519,092	1,118,684

Total Liabilities and Shareholders’ Equity	$4,306,505	$3,969,394

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues
Clearing and transaction fees	$866,089	$696,201	$552,953
Processing services	90,148	68,730	55,882
Quotation data fees	80,836	71,741	60,940
Access fees	20,154	18,866	16,393
Communication fees	8,588	8,964	10,035
Other	24,132	25,264	25,351

Total Revenues	1,089,947	889,766	721,554

Expenses
Compensation and benefits	202,966	179,594	164,843
Communications	31,580	31,098	27,006
Technology support services	31,226	26,837	21,258
Professional fees and outside services	34,290	26,850	24,955
Depreciation and amortization	72,783	64,917	53,408
Occupancy	29,614	28,529	27,193
Licensing and other fee agreements	25,733	17,982	12,245
Marketing, advertising and public relations	16,740	13,278	10,973
Other	24,160	23,054	24,252

Total Expenses	469,092	412,139	366,133

Operating Income	620,855	477,627	355,421

Non-Operating Income and Expense
Investment income	55,792	31,441	14,520
Securities lending interest income	94,028	58,725	20,320
Securities lending interest expense	(92,103)	(56,778)	(19,013)
Equity in losses of unconsolidated subsidiaries	(6,915)	(2,636)	(3,592)

Total Non-Operating	50,802	30,752	12,235

Income before Income Taxes	671,657	508,379	367,656

Income tax provision	264,309	201,522	148,101

Net Income	$407,348	$306,857	$219,555

Earnings per Weighted Average Common Share:
Basic	$11.74	$8.94	$6.55
Diluted	11.60	8.81	6.38

Weighted Average Number of Common Shares:
Basic	34,696	34,315	33,545
Diluted	35,124	34,839	34,411

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
Balance at December 31, 2003	32,922,061	3,138	$194,610	$368,312	$73	$562,995
Comprehensive income:
Net income				219,555		219,555
Change in net unrealized gain on securities, net of tax of $1,135					(1,668)	(1,668)

Total comprehensive income						217,887
Cash dividends on common stock of $1.04 per share				(35,066)		(35,066)
Exercise of stock options	1,152,255		6,049			6,049
Excess tax benefits from option exercises and restricted stock vesting			52,982			52,982
Vesting of issued restricted Class A common stock	24,307
Stock-based compensation			7,750			7,750

Balance at December 31, 2004	34,098,623	3,138	$261,391	$552,801	$(1,595)	$812,597
Comprehensive income:
Net income				306,857		306,857
Change in net unrealized loss on securities, net of tax of $833					(1,312)	(1,312)

Total comprehensive income						305,545
Cash dividends on common stock of $1.84 per share				(63,260)		(63,260)
Exercise of stock options	417,471		6,956			6,956
Excess tax benefits from option exercises and restricted stock vesting			43,361			43,361
Vesting of issued restricted Class A common stock	25,268
Shares issued to Board of Directors	2,233		476			476
Shares issued under the Employee Stock Purchase Plan	1,124		373			373
Stock-based compensation			12,636			12,636

Balance at December 31, 2005	34,544,719	3,138	$325,193	$796,398	$(2,907)	$1,118,684
Comprehensive income:
Net income				407,348		407,348
Change in net unrealized loss on securities, net of tax of $842					1,276	1,276
Change in foreign currency translation adjustment, net of tax of $284					431	431

Total comprehensive income						409,055
Adjustment to initially adopt SFAS No. 158, net of tax of $1,174					(1,779)	(1,779)
Cash dividends on common stock of $2.52 per share				(87,537)		(87,537)
Sale of membership shares by OneChicago, LLC, net of tax of $1,717			2,603			2,603
Exercise of stock options	278,741		15,422			15,422
Excess tax benefits from option exercises and restricted stock vesting			43,882			43,882
Vesting of issued restricted Class A common stock	6,852
Shares issued to Board of Directors	3,187		1,393			1,393
Shares issued under the Employee Stock Purchase Plan	2,089		1,010			1,010
Stock-based compensation			16,359			16,359

Balance at December 31, 2006	34,835,588	3,138	$405,862	$1,116,209	$(2,979)	$1,519,092

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$407,348	$306,857	$219,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,783	64,917	53,408
Stock-based compensation	16,359	12,636	7,750
Amortization of shares issued to Board of Directors	998	318	—
Change in deferred income taxes	(24,847)	(3,245)	4,263
Equity in losses of unconsolidated subsidiaries	6,915	2,636	3,592
Amortization of net premiums on marketable securities	275	2,254	3,159
Amortization of purchased intangibles	1,267	732	361
Loss on disposal of fixed assets	—	676	930
Change in allowance for doubtful accounts	(276)	(261)	223
Change in accounts receivable	(35,878)	(11,634)	(21,922)
Change in other current assets	6,001	(13,727)	1,811
Change in other assets	(10,275)	(5,239)	(781)
Change in accounts payable	1,621	508	(1,645)
Change in other current liabilities	18,129	(9,368)	7,540
Change in other liabilities	11,276	172	(2,420)

Net Cash Provided by Operating Activities	471,696	348,232	275,824

Cash Flows from Investing Activities:
Purchases of property, net	(87,810)	(85,627)	(67,496)
Proceeds from maturities of marketable securities	73,668	75,231	68,329
Purchases of marketable securities	(29,681)	(70,063)	(120,182)
Acquisition of Swapstream, net of cash received	(17,651)	—	—
Capital contribution to FXMarketSpace Limited	(13,876)	—	—
Merger-related transaction costs	(6,715)	—	—
Acquisition and contingent consideration for Liquidity Direct Technology, LLC	(2,580)	(1,030)	(4,867)
Capital contributions to OneChicago, LLC	(1,215)	(844)	(1,620)

Net Cash Used in Investing Activities	(85,860)	(82,333)	(125,836)

Cash Flows from Financing Activities:
Cash dividends	(87,537)	(63,260)	(35,066)
Excess tax benefits related to employee option exercises and restricted stock vesting	43,882	43,361	52,982
Proceeds from exercise of stock options	15,422	6,956	6,049
Proceeds from Employee Stock Purchase Plan	1,010	373	—
Payments on long-term debt	—	—	(1,515)

Net Cash (Used in) Provided by Financing Activities	(27,223)	(12,570)	22,450

Net change in cash and cash equivalents	358,613	253,329	172,438
Cash and cash equivalents, beginning of year	610,891	357,562	185,124

Cash and Cash Equivalents, End of Year	$969,504	$610,891	$357,562

Supplemental Disclosure of Cash Flow Information:
Interest paid (excluding interest for securities lending)	$—	$717	$2,096
Income taxes paid	235,886	169,375	84,877
Non-cash investing activities:
Change in unrealized securities gains (losses)	2,118	(2,145)	(2,803)
Sale of membership shares by OneChicago, LLC	4,320	—	—
Foreign currency translation adjustment	715	—	—
Merger-related transaction costs	5,924	—	—

See accompanying notes to consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Chicago Mercantile Exchange Holdings Inc. (CME Holdings) is a Delaware stock corporation organized in August 2001 to be the holding company for Chicago Mercantile Exchange Inc. and its subsidiaries (CME or the exchange). CME is a designated contract market for the trading of futures and options on futures contracts. Trades are executed through the CME Globex electronic trading platform, open outcry and privately negotiated transactions. Through its in-house Clearing Division, CME clears, settles, nets and guarantees performance of all matched transactions in its products and products for which it provides third-party clearing services.

In 2006, CME Holdings established two additional wholly-owned subsidiaries, CME FX Marketplace Inc. and CME Swaps Marketplace Ltd. CME FX Marketplace Inc. was created to hold an investment in FXMarketSpace Ltd. (FXMS), a joint venture with Reuters Group PLC. CME FX Marketplace Inc. holds a 50% interest in FXMS which is accounted for using the equity method and is included in other assets in the consolidated balance sheets. CME Swaps Marketplace Ltd. was established to hold the Swapstream group of companies acquired in August 2006.

Principles of Consolidation. The consolidated financial statements include the holding company, CME Holdings, and its subsidiaries (collectively, the company). All intercompany transactions have been eliminated in consolidation.

The assets of CME Holdings consist primarily of cash, marketable securities, investments in its subsidiaries, and deferred costs directly related to the pending merger with CBOT Holdings. CME Holdings’ liabilities consist primarily of amounts due to CME for income taxes arising from investment income and other expenses.

Reclassifications. Beginning with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, the following income statement categories were reclassified from revenue to non-operating income and expense in the consolidated statements of income: investment income; securities lending interest income and expense; and equity in losses of unconsolidated subsidiaries. The equity in losses of unconsolidated subsidiaries was previously included as part of other revenue. All other items previously appeared separately in the income statement. The presentation of these items has been changed to more closely conform to the Securities and Exchange Commission’s Article 5 of Regulation S-X. Certain other reclassifications have been made to the prior years’ financial statements to conform to the presentation in 2006.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements, as well as the amounts of revenues and expenses reported during the period, and to disclose contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash equivalents consist of money market mutual funds and highly liquid investments with maturities of three months or less at the time of purchase.

Marketable Securities. Marketable securities have been classified as available for sale and are carried at fair value based on quoted market prices, with net unrealized gains and losses reported net of tax in accumulated other comprehensive income (loss). Interest on marketable securities is recognized as income when earned and includes accreted discount less amortized premium. Realized gains and losses are calculated using specific identification. Additional securities held in connection with non-qualified deferred compensation plans have been classified as trading securities. These securities are included in other assets in the accompanying consolidated balance sheets at fair value, and net realized and unrealized gains and losses as well as dividend income are reflected in investment income.

Fair Value of Financial Instruments. Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments. The carrying values of financial instruments included in assets and liabilities in the accompanying consolidated balance sheets are reasonable estimates of their fair values.

Accounts Receivable. In the ordinary course of business, a significant portion of accounts receivable and revenues are from clearing firms that are also required to be shareholders of the company. Exposure to losses on receivables for clearing and transaction fees and other amounts owed by clearing firms is dependent on each clearing firm’s financial condition as well as the Class A and Class B shares that collateralize fees owed to the exchange. The exchange retains the right to liquidate shares to satisfy a clearing firm’s receivable.

Performance Bonds and Security Deposits. Performance bonds and security deposits held by the exchange for clearing firms may be in the form of cash, securities or deposits in one of the Interest Earning Facilities (IEFs). Cash performance bonds and security deposits are reflected in the consolidated balance sheets. Cash received may be invested by the exchange. These investments are primarily overnight transactions in U.S. Government securities acquired through and held by a broker-dealer subsidiary of a bank. Any interest earned on these investments accrues to the exchange and is included in investment income in the consolidated statements of income.

Securities deposited by clearing firms consist primarily of short-term U.S. Treasury and U.S. government agency securities and are not reflected in the accompanying consolidated balance sheets. These securities are held in safekeeping, although a portion of the clearing firms’ proprietary performance bond deposits may be utilized in securities lending transactions. Interest and gain or loss on securities deposited to satisfy performance bond and security deposit requirements accrues to the clearing firm.

Property. Property is stated at cost less accumulated depreciation and amortization. Depreciation on equipment, furniture and fixtures is recorded on the straight-line method over the estimated useful lives of the assets, generally two to seven years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining term of the applicable leases. Leasehold improvements funded by landlord allowances are capitalized in the consolidated balance sheets. Maintenance and repair items as well as certain minor purchases are charged to expense as incurred.

All leases are accounted for as operating leases under SFAS No. 13 “Accounting for Leases.” Landlord allowances are recorded as a reduction to rent expense on a straight-line basis over the term of the lease.

Software. The company capitalizes certain costs of developing internal use software in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs generally are amortized over three years, commencing when the software is placed in service. Purchased software is amortized over four years.

Impairment of Long-lived and Intangible Assets. The company reviews its long-lived assets and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable based on an examination of undiscounted cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Goodwill and indefinite-lived intangible assets are reviewed for impairment on an annual basis and whenever events or circumstances indicate that their carrying values may not be recoverable. Impairment is recorded if the carrying amount exceeds fair value.

Employee Benefit Plans. During 2006, the exchange adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As required, the exchange recognized the funded status of its pension plan as an asset in its consolidated balance sheet at December 31, 2006 and recorded a one-time adjustment to accumulated other comprehensive income. The exchange will recognize future changes in actuarial gains and losses and prior service costs in the year in which the changes occur through other comprehensive income (loss).

Foreign Currency Translation. Revenues and expenses of foreign subsidiaries are translated from their functional currencies into U.S. dollars using weighted-average exchange rates while their assets and liabilities are translated into U.S. dollars using period-end exchange rates. Gains or losses resulting from foreign currency translations are charged or credited to other comprehensive income (loss).

Revenue Recognition. The company’s revenue recognition policies comply with Staff Accounting Bulletin (SAB) No. 101 on revenue recognition. On occasion, customers will pay for services in a lump sum payment. When these circumstances occur, revenue is recognized as services are provided. Revenue recognition policies for specific sources of revenue are discussed below.

Clearing and Transaction Fees. Clearing and transaction fees include per contract charges for trade execution, clearing, trading on the CME Globex platform and other fees. Fees are charged at various rates based on the product traded, the method of trade and the exchange trading privileges of the customer making the trade. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched and the trade is cleared. Therefore, unfilled or cancelled buy and sell orders have no impact on revenue. On occasion, the customer’s exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges on a transaction basis. The reserve is based on the historical pattern of adjustments processed as well as specific adjustment requests. CME believes the allowances are adequate to cover potential adjustments.

Processing Services. Processing services primarily includes revenues accrued in the time period earned based on contract terms for providing clearing and settlement services to the Chicago Board of Trade (CBOT) and electronic trading on the CME Globex platform for the New York Mercantile Exchange (NYMEX). Although trading under the prior agreement with NYMEX ended in November 2005, trading under a new 10-year agreement began on June 11, 2006.

Quotation Data Fees. Quotation data fees represent revenue earned for the dissemination of market information. Revenues are accrued each month based on the number of devices reported by vendors. CME conducts periodic audits of the information provided and assesses additional fees as necessary. An allowance is established to cover uncollectible receivables from market data vendors.

Access Fees. Access fees are the connectivity charges to customers of CME’s electronic trading platform that are also used by market data vendors and customers. They include line charges, access fees for CME Globex platform and hardware rental charges. The fees vary depending on the type of connection provided. An additional installation fee may be charged depending on the type of service requested and a disconnection fee may also be charged if certain conditions are met. Revenue is recognized monthly as the service is provided. An allowance is established to cover uncollectible receivables relating to access fees.

Communication Fees. Communication fees consist of equipment rental and usage charges to customers and firms that utilize the various telecommunications networks and services in the Chicago facility. Revenue is billed and recognized on a monthly basis.

Concentration of Revenue. At December 31, 2006, there were approximately 85 clearing firms. No one firm represented more than 10% of our clearing and transaction fees revenue in 2006 or 2005. In 2004, one firm with a significant portion of customer revenue represented approximately 11% of clearing and transaction fees revenue. Should a clearing firm withdraw from the exchange, management believes the customer portion of that firm’s trading activity would likely transfer to another clearing firm. Therefore, management does not believe the company is exposed to significant risk from the loss of revenue received from a particular clearing firm.

The two largest resellers of CME market data represented approximately 55% of quotation data fees revenue in 2006, 53% in 2005 and 56% in 2004. Should one of these vendors no longer subscribe to CME market data, management believes the majority of that firm’s customers would likely subscribe to the market data through another reseller. Therefore, management does not believe the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.

Stock-Based Payments. The company accounts for stock-based payments under the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment.” All periods presented reflect stock-based compensation expense in accordance with the provisions of the effective guidance applied to all options granted to employees during the periods presented. The company recognizes expense relating to stock-based compensation on an accelerated basis. As a result, the expense associated with each vesting date within a stock grant is recognized over the period of time that each portion of that grant vests. Effective January 1, 2006, SFAS No. 123(R) requires the company to estimate expected forfeitures of stock grants instead of the previous practice of accounting for forfeitures as they occur.

Marketing Costs. Marketing costs are incurred for the production and communication of advertising as well as other marketing activities. These costs are expensed when incurred, except for costs related to the production of broadcast advertising, which are expensed when the first broadcast occurs.

Income Taxes. Deferred income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes,” and arise from temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

Segment Reporting. Based on materiality, CME Auction Markets, and GFX Corporation (GFX), both subsidiaries of CME, and Swapstream are not reportable segments and, as a result, there is no disclosure of segment information.

Recent Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with a cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. CME will adopt FIN No. 48 effective January 1, 2007.

The initial application of the interpretation is not expected to have a material impact on the financial statements.

2. SECURITIES LENDING

Securities lending transactions utilize a portion of the securities that clearing firms have deposited to satisfy their proprietary performance bond requirements. At December 31, 2006, the securities lending program utilized some of the securities deposited by 15 clearing firms. Effective October 1, 2005, CME’s policy allows lending of up to 70% of total securities available from these firms. At December 31, 2006 and 2005, the par value of securities available totaled $7.6 billion and $7.4 billion, respectively.

Under its securities lending program, CME lends a security to a third party on an overnight basis and receives collateral in the form of cash. The cash is then invested on an overnight basis to generate interest income. At December 31, 2006, collateral from securities lending was invested in a bank money market mutual fund or overnight repurchase agreement. The related interest expense represents payment to the borrower of the security for the cash collateral retained during the duration of the lending transaction. Securities on loan are marked to market daily and compared to collateral received. At December 31, 2006 and 2005, the fair value of securities on loan was $2.1 billion and $2.2 billion, respectively. The average daily balance of securities on loan for the years ended December 31, 2006, 2005 and 2004 was $1.9 billion, $1.8 billion and $1.4 billion, respectively.

3. MARKETABLE SECURITIES

Marketable securities have been classified as available for sale. The amortized cost and fair value of marketable securities at December 31 were as follows:

	2006		2005
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury	$205,552	$203,419	$221,608	$218,238
U.S. Government agency	20,596	20,322	37,883	37,107
State and municipal	27,278	26,977	38,196	37,517

Total	$253,426	$250,718	$297,687	$292,862

Net unrealized gains (losses) on marketable securities classified as available for sale are reported as a component of comprehensive income (loss) and included in the accompanying consolidated statement of shareholders’ equity. The fair value and the continuous duration of gross unrealized losses on marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, at December 31, 2006 and 2005, were as follows:

	2006
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$173,550	$2,146	$173,550	$2,146
U.S. Government agency	—	—	20,322	274	20,322	274
State and municipal	—	—	21,869	327	21,869	327

Total	$—	$—	$215,741	$2,747	$215,741	$2,747

	2005
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$87,819	$302	$130,419	$3,068	$218,238	$3,370
U.S. Government agency	—	—	37,107	776	37,107	776
State and municipal	2,444	46	35,073	633	37,517	679

Total	$90,263	$348	$202,599	$4,477	$292,862	$4,825

These unrealized losses were caused by increases in interest rates that occurred after the marketable securities were purchased. The company has the ability and intent to hold these marketable securities until a recovery of fair value, which may be maturity, and therefore does not consider these investments to be other-than-temporarily impaired at December 31, 2006 or 2005. Unrealized gains on marketable securities totaled $38,000 at December 31, 2006. There were no unrealized gains at December 31, 2005.

The amortized cost and fair value of marketable securities at December 31, 2006, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Fair Value
Maturity of one year or less	$164,923	$164,162
Maturity between one and five years	80,754	78,860
Maturity between five and ten years	5,658	5,630
Maturity of greater than ten years	2,091	2,066

Total	$253,426	$250,718

In October 2005, CME approved the use of its U.S. Treasury securities as performance bond collateral in lieu of, or in combination with, irrevocable letters of credit for the mutual offset agreement with the Singapore Exchange Limited (SGX) (note 17). CME’s policy allows the exchange to pledge U.S. Treasury securities up to a maximum of $100.0 million measured as the aggregate fair value at the time of any collateral adjustment. The exchange retains the earnings on the securities and may substitute letters of credit for these securities at its discretion. The aggregate fair value of pledged securities was $100.7 million and $70.2 million at December 31, 2006 and 2005, respectively. Pledged securities are included within marketable securities in the consolidated balance sheets.

CME maintains additional investments in marketable securities as part of its non-qualified deferred compensation plan. These are classified as trading securities and are included in other assets in the consolidated balance sheets (note 7).

4. OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31:

(in thousands)	2006	2005
Prepaid maintenance	$7,346	$7,577
Net deferred income taxes (note 9)	7,196	6,419
Due from broker	6,074	3,806
Accrued interest receivable	4,523	4,695
Prepaid expenses	3,592	1,551
Prepaid insurance	3,444	3,547
Prepaid software agreements	2,725	1,607
Refundable income taxes	640	5,810
Prepaid pension	—	5,500
Other	2,026	1,163

Total	$37,566	$41,675

5. PERFORMANCE BONDS

The exchange is a designated contract market for futures and options on futures contracts, and clears and guarantees the settlement of CME contracts traded in its markets. In its guarantor role, the exchange has precisely equal and offsetting claims to and from clearing firms on opposite sides of each contract, standing as an intermediary on every open futures and options on futures contract cleared. Additionally, CME began clearing CBOT products in November 2003. CME acts as a guarantor for products traded at CBOT, but cleared by CME. For CBOT products cleared by CME, CME combines those positions with that clearing firm’s CME positions to create a single portfolio for which performance bond and security deposit requirements are calculated. To the extent that funds are not otherwise available to the exchange to satisfy an obligation under the applicable contract, CME bears counterparty credit risk in the event that future market movements create conditions that could lead to clearing firms failing to meet their obligations to the exchange. CME reduces its exposure through a risk management program that includes initial and ongoing financial standards for designation as a clearing firm, initial and maintenance performance bond requirements and mandatory security deposits. Each clearing firm is required to deposit and maintain balances in the form of cash, U.S. Government securities, bank letters of credit or other approved investments to satisfy security deposit and performance bond requirements. All obligations and non-cash deposits are marked-to-market on a daily basis. Cash performance bonds and security deposits are included in the consolidated balance sheets, and these balances may fluctuate significantly over time due to the investment choices available to clearing firms and any change in the amount of deposits required.

Clearing firms, at their option, may instruct CME to deposit the cash or securities held by the exchange into the IEF program. In 2001, IEF2 was organized. IEF2 offers clearing firms the opportunity to invest cash performance bonds and security deposits in shares of CME-approved money market mutual funds. Dividends earned on these shares, net of fees, are solely for the account of the clearing firm on whose behalf the shares were purchased. In 2003, IEF3 was organized. IEF3 offers clearing firms the opportunity to manage performance bond collateral by allowing firms to pledge securities, such as corporate notes and municipal bonds, to CME on an overnight basis in exchange for cash previously deposited. Also in 2003, CME organized the IEF4 program. Similar in nature to the IEF3, IEF4 affords participating clearing firms the ability to pledge securities such as corporate notes and municipal bonds to CME, but under IEF4 the securities are under CME’s control until such time as CME releases them to the control of the pledging firm or until the securities mature. In 2004, CME organized the IEF5 program, which allows participating clearing firms the ability to invest cash in an interest-bearing bank account, maintained at selected banks, to earn a cash benefit. The principal of IEF2, IEF3 and IEF4, as well as the principal and accrued benefit of IEF5, is not guaranteed by CME. The first IEFs were organized in 1997 as two limited liability companies and were subsequently discontinued in the fourth quarter of 2005, at which time investments were liquidated, balances returned to participants and CME’s guarantee of the balances in IEF1 terminated. The total principal in all IEF programs was $15.8 billion at December 31, 2006 and $19.6 billion at December 31, 2005. The consolidated income statements reflect earned management fees under the IEF programs of $8.4 million, $8.6 million and $8.0 million during 2006, 2005 and 2004, respectively. These fees are included in other revenues.

CME and the Options Clearing Corporation (OCC) have a cross-margin arrangement, whereby a common clearing firm may maintain a cross-margin account in which the clearing firm’s positions in certain CME futures and options on futures are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC (note 17). Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or CME’s proportionate share per that agreement. In addition, CME has cross-margin agreements with LCH.Clearnet Group (LCH), the Fixed Income Clearing Corporation (FICC) and NYMEX whereby the clearing firms’ offsetting positions with CME and LCH, CME and FICC, or CME and NYMEX, as applicable, are subject to reduced performance bond requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and LCH, CME and FICC, or CME and NYMEX, as applicable, each clearing house may reduce that firm’s performance bond requirements.

Each clearing firm also is required to deposit and maintain specified security deposits in the form of cash or approved securities. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of the exchange in excess of amounts needed for normal operations (surplus funds). Surplus funds totaled $153.6 million at December 31, 2006.

The exchange maintains a secured line of credit with a consortium of banks to provide liquidity and capacity to pay settlement variation to all clearing firms, even if a clearing firm may have failed to meet its financial obligations to CME, or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between the exchange and its clearing firms (note 16). The amounts available under the line of credit totaled $800.0 million at December 31, 2006 and $750.0 million at December 31, 2005. Clearing firm security deposits received in the form of U.S. Treasury or Government agency securities, or in money market mutual funds purchased through IEF2, as well as the performance bond assets of any firm that may default on its obligations to CME, can be used to collateralize the secured line of credit.

The exchange is required under the Commodity Exchange Act to segregate cash and securities deposited by clearing firms on behalf of their customers. In addition, exchange rules require a segregation of all funds deposited by clearing firms from exchange operating funds.

Cash and securities held as performance bonds and security deposits at fair value at December 31 were as follows:

	2006		2005
(in thousands)	Cash	Securities and IEF Funds	Cash	Securities and IEF Funds
Performance bonds	$505,964	$47,270,561	$578,983	$45,809,757
Security deposits	15,148	1,250,497	12,557	1,236,229
Cross-margin arrangements	68	273,726	587	531,725

Total	$521,180	$48,794,784	$592,127	$47,577,711

Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $42.0 million at December 31, 2006 and $78.0 million at December 31, 2005. These amounts are invested on an overnight basis and are offset by an equal liability owed to clearing firms.

In addition to cash and securities, irrevocable letters of credit may be used as performance bond deposits and security deposits. At December 31, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in thousands)	2006	2005
Performance bonds	$1,453,070	$605,945
Security deposits	30,000	45,000
Cross-margin arrangements	—	18,500

Total Letters of Credit	$1,483,070	$669,445

All cash, securities and letters of credit are only available to meet the financial obligations of that clearing firm to the exchange.

On October 17, 2005, Refco LLC, a regulated futures entity and CME clearing firm, filed for bankruptcy. At December 31, 2005, CME retained $71.7 million in securities and IEF2 security deposits to satisfy claims of the exchange, its clearing firms and members against Refco LLC. In January 2006, CME returned $67.5 million of security deposits held to satisfy these claims to the bankruptcy trustee. On October 2, 2006, the United States Bankruptcy Court for Southern District of New York issued two final consent orders, which represented the final resolution of all outstanding claims against Refco LLC. As a result, all outstanding claims against Refco LLC were settled and the remaining security deposits held by CME were returned to the bankruptcy trustee on behalf of the Refco LLC estate.

6. PROPERTY

A summary of the property accounts at December 31 is presented below:

(in thousands)	2006	2005
Furniture, fixtures and equipment	$222,111	$197,121
Leasehold improvements	154,546	135,727
Software and software development costs	138,629	114,024

Total property	515,286	446,872
Accumulated depreciation and amortization	(346,531)	(293,543)

Property, net	$168,755	$153,329

Amortization expense related to capitalized software and software development costs totaled $9.2 million, $8.2 million and $8.5 million in 2006, 2005, and 2004, respectively. The unamortized cost of capitalized software development was $21.7 million and $15.7 million at December 31, 2006 and 2005, respectively.

7. OTHER ASSETS

Other assets consisted of the following at December 31:

(in thousands)	2006	2005
Net deferred income taxes (note 9)	$30,941	$8,498
Non-qualified deferred compensation plans (note 13)	18,798	14,176
Merger-related transaction costs	12,639	—
Intangible assets	12,776	4,803
Goodwill	11,496	—
Investment in FXMS (note 8)	7,796	—
Investment in OneChicago (note 8)	4,826	126
FXMS deferred development costs (note 8)	3,204	—
Other	5,022	5,040

Total	$107,498	$32,643

Merger-related transaction costs represent capitalized expenses directly related to the pending merger with CBOT Holdings.

In August 2006, CME Holdings acquired Swapstream. In connection with the acquisition, CME Holdings recorded $6.5 million of identifiable intangible assets. Intangible assets acquired, which primarily included customer relationships and technology-related intellectual property, had a weighted average estimated useful life of 6.4 years. Intangible assets also include contractual market making and non-compete agreements of Liquidity Direct Technology, LLC, a private trading technology firm whose assets were acquired in 2004. The firm developed technology to facilitate the trading of complex combinations and spreads typically used with options.

Intangible assets consisted of the following at December 31, 2006:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology-related intellectual property	$ 4,100	$ (245)	$ 3,855
Market making agreement	7,282	(1,595)	5,687
Customer relationships	1,700	(113)	1,587
Other	2,296	(649)	1,647

Total Intangible Assets	$15,378	$(2,602)	$12,776

At December 31, 2005, intangible assets consisted of market-making and non-compete agreements with gross carrying amounts of $5.0 million and $0.9 million, respectively, and net carrying amounts of $4.2 million and $0.6 million, respectively. Other intangible assets consist primarily of a non-compete agreement, trade names and foreign currency translation adjustments related to the assets acquired.

Total amortization expense for intangible assets was $1.4 million, $0.7 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the future estimated amortization expense for the next five years related to amortizable intangible assets will be $2.4 million annually for 2007 through 2009, $2.2 million in 2010, and $1.8 million in 2011.

In addition to identifiable intangible assets, CME Holdings recorded $11.5 million of goodwill in 2006 as a result of its acquisition of Swapstream.

8. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS

CME accounts for its interest in OneChicago, a joint venture, under the equity method of accounting. OneChicago is not a variable interest entity as defined under FIN No. 46(R), “Consolidation of Variable Interest Entities.” On March 15, 2006, Interactive Brokers Group LLC made an investment for a 40% interest in OneChicago. As a result, CME’s ownership decreased from approximately 40% to 24%. The investment balance of $4.8 million at December 31, 2006 represents CME’s total capital contributions of $15.7 million and an increase in the investment of $4.3 million resulting from Interactive Brokers Group LLC’s investment, reduced by CME’s proportionate share of the joint venture’s net loss. The net loss is included in equity in losses of unconsolidated subsidiaries in the consolidated statements of income and totaled $0.8 million, $2.6 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. CME provides certain communications and regulatory services to OneChicago, fees from which are included in other revenues, and earned $0.9 million, $2.2 million and $2.7 million in revenue for these services in 2006, 2005 and 2004, respectively.

In May 2006, CME Holdings and its wholly-owned subsidiaries, CME and CME FX Marketplace Inc., entered into an agreement with Reuters Group PLC and its wholly-owned subsidiaries, Reuters Holdings Limited and Reuters Limited (Reuters), to create FXMS, the world’s first centrally-cleared, global foreign exchange marketplace, through a joint venture owned 50% each by CME Holdings and Reuters. The FXMS investment is recorded using the equity method of accounting. It is not a variable interest entity under FIN No. 46(R). The investment balance at December 31, 2006 was $7.8 million. The net loss is included in equity in losses of unconsolidated subsidiaries in the consolidated statements of income and totaled $6.1 million for the year ended December 31, 2006.

CME will provide trading, clearing, regulatory, and billing services to FXMS pursuant to the terms of servicing and licensing agreements with FXMS. In connection with these services, FXMS is paying CME an upfront fee for certain system development and implementation costs incurred in advance of commencement of these services. In 2006, CME’s billing to FXMS totaled $10.2 million, of which $4.9 million is outstanding as of December 31, 2006 and is included in accounts receivable in the consolidated balance sheets. Also included in accounts receivable are $2.4 million of reimbursable operating costs paid on behalf of FXMS by CME. Deferred revenue related to future services totaled $10.2 million as of December 31, 2006 and is included in other current liabilities and other liabilities. Deferred revenue will be recognized straight-line over the term of service which is expected to begin in early 2007. Deferred revenue related to trading, clearing and regulatory services will be recognized over five years. Deferred revenue related to billing services will be recognized over three years. CME has also entered into a sublease agreement to lease a portion of its office space in London to FXMS (note 11).

In February 2007, CME made an additional capital contribution to FXMS of $12.5 million under the terms of the joint venture agreement.

9. INCOME TAXES

The provision for income taxes is composed of the following:

(in thousands)	2006	2005	2004
Current:
Federal	$235,573	$166,575	$117,701
State	53,583	38,192	26,137

Total	289,156	204,767	143,838

Deferred:
Federal	(20,284)	(1,974)	3,754
State	(4,563)	(1,271)	509

Total	(24,847)	(3,245)	4,263

Total Provision for Income Taxes	$264,309	$201,522	$148,101

Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	2006	2005	2004
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.7	4.7	4.7
Federal tax-exempt interest income	(0.6)	(0.3)	(0.1)
Non-deductible expenses	0.1	0.1	0.4
Valuation reserve for Swapstream losses	0.2	—	—
Other, net	—	0.1	0.3

Effective Tax Rate	39.4%	39.6%	40.3%

Net deferred tax assets are included in both other current assets and other assets. At December 31, the components of these deferred taxes were as follows:

(in thousands)	2006	2005
Current Deferred Tax Assets:
Stock-based compensation	$4,921	$2,521
Net unrealized losses on securities	1,076	1,918
Accrued expenses	2,180	4,693
Other	—	184

Subtotal	8,177	9,316
Valuation allowance	—	—

Current Deferred Tax Assets	8,177	9,316

Current Deferred Tax Liabilities:
Other	(981)	(2,897)

Current Deferred Tax Liabilities	(981)	(2,897)

Net Current Deferred Tax Assets	$7,196	$6,419

Non-Current Deferred Tax Assets:
Depreciation and amortization	$25,758	$6,868
Swapstream losses	9,203	—
Stock-based compensation	6,523	4,799
Deferred compensation	6,356	4,592
FXMS losses	2,416	—
Long-term liabilities	1,748	2,713
Other	477	1,035

Subtotal	52,481	20,007
Valuation allowance	(9,203)	—

Non-Current Deferred Tax Assets	43,278	20,007

Non-Current Deferred Tax Liabilities:
Software development costs	(10,825)	(9,026)
Pension	(219)	(2,467)
Other	(1,293)	(16)

Non-Current Deferred Tax Liabilities	(12,337)	(11,509)

Net Non-Current Deferred Tax Assets	$30,941	$8,498

A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. A valuation allowance has been provided as of December 31, 2006 for net operating loss carryforwards obtained through the acquisition of Swapstream and for net operating loss carryforwards generated by those operations subsequent to the acquisition. Subsequent reversal of the valuation allowance reserved for acquired net operating losses will reduce goodwill and not income tax expense. No valuation allowance was required at December 31, 2005.

10. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at December 31:

(in thousands)	2006	2005
Accrued employee bonus	$33,974	$29,413
Accrued operating expenses	18,902	10,077
Accrued salaries and benefits	8,228	5,966
Accrued income taxes	6,852	2,593
Accrued fee adjustments	2,321	1,228
Unearned revenue	4,068	598
Other	4,121	3,479

Total	$78,466	$53,354

11. COMMITMENTS

Leases. CME has commitments under operating leases for certain facilities that are accounted for in accordance with SFAS No. 13, “Accounting for Leases.” Lease commitments for office space at the main location in Chicago expire in the year 2008, with annual minimum rentals of $9.5 million in 2007 and $8.9 million in 2008. In August 2006, CME entered into an operating lease for additional office space in Chicago. The initial lease term, which became effective on August 10, 2006, terminates on November 30, 2023. The lease contains two 5-year renewal options beginning in 2023. Annual minimum rentals for this lease range from $0.4 million to $5.6 million.

CME leases trading facilities from the Chicago Mercantile Exchange Trust (CME Trust). CME established the CME Trust yet does not maintain any residual interest in any of its assets. The trading facilities are leased through October 2009, with annual minimum rentals between approximately $0.7 million and $0.8 million, with options to extend the term of the lease through October 2012 and two successive seven-year extensions through October 2019 and October 2026. Minimum annual rent for these extensions begins at $0.7 million for the period from November 2009 through October 2012 and declines to $0.2 million for the last extension from November 2019 through October 2026. Additional rental expense is incurred in connection with these trading facilities based on annual open outcry trading volume. This expense totaled $0.7 million, $0.6 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Currently, annual rent paid to CME Trust cannot exceed $2.0 million.

CME also entered into an operating lease for additional office space in London which became effective on November 3, 2006. The lease will terminate on March 1, 2019. However, CME has an option to terminate the lease without penalty on December 25, 2011. Annual minimum rentals range from $0.3 million to $1.3 million. If CME does not exercise the option to terminate the lease on December 25, 2011, annual minimum rental payments will be $1.3 million after 2011. In conjunction with this lease, CME entered into an agreement to sublease a portion of this space to FXMS. Annual minimum rent revenues from the sublease, which terminates on February 26, 2019, range from $0.1 million to $0.6 million. The sublease will terminate if CME exercises the option to terminate the lease between itself and the landlord on December 25, 2011.

Leases for other locations where CME maintains space expire at various times from 2009 to 2023 with annual minimum rentals that will not exceed $3.8 million in any year.

Total rental expense, including equipment rental, was $24.7 million in 2006, $23.3 million in 2005 and $22.5 million in 2004.

Commitments. Commitments include long-term liabilities as well as contractual obligations that are non-cancelable. These contractual obligations totaled $58.9 million at December 31, 2006 and relate primarily to software licenses and maintenance as well as telecommunication services that are expensed as the related services are used.

Future minimum obligations under non-cancelable purchase obligations, operating leases and other liabilities in effect at December 31, 2006 are payable as follows:

Year	Operating Leases	Purchase Obligations	Other Liabilities	Total
2007	$14,270	$30,550	$2,085	$46,905
2008	15,921	9,448	—	25,369
2009	8,380	3,444	—	11,824
2010	7,680	2,691	—	10,371
2011	7,957	2,324	—	10,281
Thereafter	67,972	10,407	—	78,379

Total	$122,180	$58,864	$2,085	$183,129

Licensing Agreements. CME has various licensing agreements including agreements with Standard & Poor’s (S&P) and The Nasdaq Stock Market (NASDAQ) relating to certain equity index products. The license agreement with S&P provides that the S&P 500 Index futures and options on futures will be exclusive through December 31, 2008, after which CME will retain the exclusive rights through December 31, 2016 so long as certain volume requirements are met. The license agreement with NASDAQ is exclusive with respect to futures and options on futures contracts based on certain NASDAQ indexes through October 9, 2007 with an automatic renewal until October 9, 2012.

Asset Purchase Agreement. In 2004, CME acquired the intellectual property and operating assets of Liquidity Direct Technology, LLC. The purchase agreement required an initial payment of $5.3 million with additional payments for a three-year period ending in the third quarter of 2007, not to exceed $16.8 million, based on revenue generated when this electronic platform was implemented. The platform was implemented in the third quarter of 2004 and additional payments and obligations totaled $3.0 million in 2006, $1.1 million in 2005 and $0.1 million in 2004. These amounts are capitalized and amortized over the remaining life of the acquired assets.

Swapstream contingent payments. On August 25, 2006, CME Holdings completed its acquisition of Swapstream. Additional cash purchase consideration of up to $20.2 million is payable contingent upon meeting specific performance conditions during the first five years of operations. Contingent consideration will be recorded as additional purchase price and will increase goodwill.

12. OTHER LIABILITIES

Other liabilities consisted of the following at December 31:

(in thousands)	2006	2005
Non-qualified deferred compensation plans (note 13)	$18,798	$14,176
Deferred rent	4,608	3,366
Litigation settlement payable	—	1,801
Unearned revenue	7,465	1,165
Other	1,188	275

Total	$32,059	$20,783

13. EMPLOYEE BENEFIT PLANS

Pension Plan. The exchange maintains a non-contributory defined benefit cash balance pension plan for eligible employees. Employees who have completed a continuous 12-month period of employment and have reached the age of 21 are eligible to participate. The plan provides for a contribution to the cash balance account based on age and earnings and includes salary and cash bonuses in the definition of earnings. Participant cash balance accounts receive an interest credit equal to the greater of the one-year constant maturity yield for U.S. Treasury notes or 4%. Participants become vested in their accounts after five years of service. Effective January 1, 2007, full vesting will occur after three years of service. The measurement date used for the plan is December 31.

Information regarding the status and activity of the plan is indicated below:

(in thousands)	2006	2005
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$44,102	$35,450
Service cost	5,671	4,960
Interest cost	2,665	2,344
Actuarial loss (gain)	(1,194)	2,960
Benefits paid	(1,518)	(1,612)
Plan amendments	191	—

Projected Benefit Obligation at End of Year	$49,917	$44,102

The accumulated benefit obligation at December 31, 2006 and 2005 was $38.9 million and $34.0 million, respectively.

(in thousands)	2006	2005	2004
Changes in Plan Assets:
Fair value of plan assets at beginning of year	$44,645	$36,712	$32,582
Actual return on plan assets	4,740	2,045	3,542
Employer contributions	2,600	7,500	2,500
Benefits paid	(1,518)	(1,612)	(1,912)

Fair Value of Plan Assets at End of Year	$50,467	$44,645	$36,712

At December 31, 2006 and 2005, the fair value of pension plan assets exceeded the projected benefit obligation by $0.6 million and $0.5 million, respectively. As of December 31, 2006, this excess is recorded as a non-current pension asset due to the adoption of SFAS No. 158.

The funding goal for CME is to have its pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required and maximum deductible contribution requirements. Year-end 2006 assumptions have been used to project the liabilities and assets from December 31, 2006 to December 31, 2007. The result of this projection is that estimated liabilities would exceed the fair value of plan assets at December 31, 2007 by approximately $5.0 million. Accordingly, it is estimated that a $5.0 million contribution in 2007 will allow CME to meet its funding goal for the pension plan.

The components of net pension expense and the assumptions used to determine end of year projected benefit obligation and net pension expense are indicated below:

(in thousands)	2006	2005	2004
Components of Net Pension Expense:
Service cost	$5,671	$4,960	$4,149
Interest cost	2,665	2,344	2,064
Expected return on plan assets	(3,162)	(2,586)	(2,304)
Amortization of prior service cost	6	6	(19)
Amortization of transition asset	—	—	(38)
Recognized net actuarial loss	206	97	—

Net Pension Expense	$5,386	$4,821	$3,852

	2006	2005
Assumptions Used to Determine End of Year Benefit Obligations:
Discount rate	5.80%	5.50%
Rate of compensation increase	5.00	5.00
Cash balance interest crediting rate	4.00	4.00

	2006	2005	2004
Assumptions Used to Determine Net Pension Expense:
Discount rate	5.50%	5.75%	6.25%
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	7.50	7.50	7.50
Interest crediting rate	4.00	4.00	4.25

The discount rate is determined based on an interest rate yield curve pursuant to Emerging Issues Task Force Topic No. D-36, “Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions.” The yield curve is comprised of bonds with a rating of Aaa and Aa and maturities between zero and thirty years. The expected annual benefit cash flows for the exchange’s pension plan are discounted to develop a single-point discount rate by matching the plan’s expected payout structure to such yield curve.

The basis for determining the expected rate of return on plan assets is comprised of three components: historical returns, industry peers and forecasted returns. The plan’s total return is expected to equal the composite performance of the security markets over the long term. The security markets are represented by the returns on various domestic and international stock, bond and commodity indexes. These returns are weighted according to the allocation of plan assets to each market and measured individually.

The component of the investment policy for the plan that has the most significant impact on returns is the asset mix. The asset mix has a minimum and maximum range depending on asset class. The plan assets are diversified to minimize the risk of large losses by any one or more individual assets. Such diversification is accomplished, in part, through the selection of asset mix and investment management. The asset allocation for the plan, by asset category, at December 31 was as follows:

	2006	2005
Equity securities	59%	57%
Debt securities	36	38
Other investments	5	5

The target asset allocation for the plan will remain unchanged in 2007.

During 2006, the exchange adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Under SFAS No. 158, the funded status of the pension plan was recognized as an asset on the consolidated balance sheet and a one-time adjustment to accumulated other comprehensive income was recorded. The incremental effect on the consolidated balance sheet of adopting SFAS No. 158 as of December 31, 2006 is as follows:

(in thousands)	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158
Current prepaid pension asset	$3,503	$(3,503)	$—
Non-current pension asset	—	550	550
Deferred income tax asset (liability)	(1,393)	1,174	(219)
Total assets	4,308,284	(1,779)	4,306,505
Accumulated other comprehensive loss	(1,200)	(1,779)	(2,979)
Total shareholders’ equity	1,520,871	(1,779)	1,519,092

Due to the adoption of SFAS No. 158, prior service costs of $0.2 million and actuarial losses of $2.7 million were recognized in accumulated other comprehensive loss as of December 31, 2006. The company expects to amortize $22,000 of prior service costs from accumulated other comprehensive loss into net periodic benefit cost in 2007.

At December 31, 2006, anticipated benefit payments from the plan in future years are as follows (in thousands):

Year
2007	$3,692
2008	4,234
2009	5,000
2010	5,698
2011	6,082
2012-2016	38,775

Savings Plan. The exchange maintains a savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby all employees are participants and have the option to contribute to this plan. The exchange matches employee contributions up to 3% of the employee’s base salary and may make additional discretionary contributions of up to 2% of base salary. In conjunction with various changes to its retirement benefits strategy, the exchange did not make a discretionary contribution in 2006. Total expense for the savings plan amounted to $3.0 million, $4.5 million and $4.4 million in 2006, 2005 and 2004, respectively.

London-based employees are eligible to participate in one of two defined contribution plans. Both plans provide for age-based contributions and do not have any vesting requirements. Salary and cash bonuses paid are included in the definition of earnings. The contribution structure for both plans is currently being reviewed in order to comply with the Employment Equality Regulations released in 2006. Total expense for the London defined contribution benefit plans was $0.3 million, $0.2 million and $0.2 million in 2006, 2005 and 2004, respectively.

Non-qualified Plans. The following non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf, are maintained by the exchange. Although not required to do so, the exchange invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the exchange and totaled $18.8 million and $14.2 million at December 31, 2006 and 2005, respectively. Although the value of the plans is recorded as an asset in the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense.

Supplemental Plan – The exchange maintains a supplemental plan to provide benefits for employees who have been impacted by statutory limits under the provisions of the qualified pension and savings plans. All employees hired prior to January 1, 2007 are immediately vested in their supplemental plan benefits. All employees hired on or after January 1, 2007 will be subject to the vesting requirements of the underlying qualified plans. Total expense for the supplemental plan was $0.8 million, $0.7 million and $0.6 million in 2006, 2005 and 2004, respectively.

Deferred Compensation Plan – A deferred compensation plan is maintained by the exchange, under which eligible officers and members of the Board of Directors may contribute a percentage of their compensation and defer income taxes thereon until the time of distribution.

Supplemental Executive Retirement Plan – The exchange maintains a defined contribution plan for senior officers. Under this plan prior to 2006, the exchange made an annual contribution of a percentage of salary and bonus for eligible employees. The Supplemental Executive Retirement Plan was frozen to new entrants on December 31, 2005 and further contributions for current participants were suspended. Contributions made in 2003, 2004 and 2005 vest after five years of service from the officer’s date of hire. Unvested contributions are returned to the exchange if a participant leaves the employment of the exchange. Total expense (credit) for the plan, reduced by any forfeitures, was $0.2 million and ($0.1) million in 2005 and 2004, respectively.

14. CAPITAL STOCK

Shares Outstanding. As of December 31, 2006, 34,835,588 shares of Class A common stock, 625 shares of Class B-1 common stock, 813 shares of Class B-2 common stock, 1,287 shares of Class B-3 common stock and 413 shares of Class B-4 common stock were issued and outstanding. CME Holdings has no shares of preferred stock issued and outstanding.

Associated Trading Rights. Each class of CME Holdings Class B common stock is associated with a membership in a specific division of the exchange. CME’s rules provide exchange members with trading rights and the ability to use or lease these trading rights. Trading rights are maintained at CME and are not part of or evidenced by the Class B common stock of CME Holdings. The Class B common stock of CME Holdings is intended only to ensure that the Class B shareholders of CME retain rights with respect to representation on the Board of Directors and approval rights with respect to the core rights described below.

Core Rights. Holders of Class B common shares have the right to approve changes in specified rights relating to the trading privileges associated with those shares. These core rights include allocation of products that a holder of trading rights is permitted to trade through the exchange; the trading floor access rights and privileges of members; the number of memberships in each membership class and the number of authorized and issued shares of Class B common stock associated with that class; and eligibility requirements to exercise trading rights associated with Class B shares. Votes on changes to these core rights are weighted by class. Each class of Class B common stock has the following number of votes on matters relating to core rights: Class B-1, six votes per share; Class B-2, two votes per share; Class B-3, one vote per share; and Class B-4, 1/6th of one vote per share. The approval of a majority of the votes cast by the holders of shares of Class B common stock is required in order to approve any changes to core rights. Holders of shares of Class A common stock do not have the right to vote on changes to core rights.

Voting Rights. With the exception of the matters reserved to holders of CME Holdings Class B common stock, holders of common stock vote together on all matters for which a vote of common shareholders is required. In these votes, each holder of shares of Class A or Class B common stock of CME Holdings has one vote per share.

Transfer Restrictions. Each class of CME Holdings Class B common stock is subject to transfer restrictions contained in the Certificate of Incorporation of CME Holdings. These transfer restrictions prohibit the sale or transfer of any shares of Class B common stock separate from the sale of the associated trading rights.

Election of Directors. The CME Holdings Board of Directors is composed of 20 members. Holders of Class A and Class B common stock have the right to vote together in the election of 14 directors. Holders of Class B-1, Class B-2 and Class B-3 common stock have the right to elect the remaining six directors, of which three are elected by Class B-1 shareholders, two are elected by Class B-2 shareholders and one is elected by Class B-3 shareholders.

Dividends. Holders of Class A and Class B common stock of CME Holdings are entitled to receive proportionately such dividends, if any, as may be declared by the CME Holdings Board of Directors.

Ownership Requirements. As of December 31, 2006, each clearing firm was required to own 15,000 shares of Class A common stock in addition to Class B common stock of CME Holdings. The total Class A common stock held by our clearing firms pursuant to this requirement was 1.3 million shares at December 31, 2006. Effective February 1, 2007, the ownership requirement has been reduced to 8,000 shares of Class A common stock.

Shareholder Rights Provisions. The Board of Directors of CME Holdings has adopted a plan creating rights that entitle CME Holdings’ shareholders to purchase shares of CME Holdings stock in the event that a third party initiates a transaction designed to take over the company. This rights plan is intended to encourage persons seeking to acquire control of CME Holdings to engage in arms-length negotiations with the Board of Directors and management. The rights are attached to all outstanding shares of CME Holdings common stock, and each right entitles the shareholder to purchase one one-thousandth of a share of Series A junior participating preferred stock at a purchase price of $1,000 per unit. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be amended to permit such acquisition or redeemed by the Company under the terms of the plan. In the event the rights become exercisable, each holder of a right shall receive, upon exercise, Class A common stock having a value equal to two times the exercise price of the right.

Omnibus Stock Plan. CME Holdings has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 4.0 million Class A shares have been reserved for awards under the plan. Awards totaling 3.1 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2006 (note 15).

2005 Director Stock Plan. CME Holdings has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. A total of 25,000 Class A shares have been reserved under this plan, and 5,420 shares have been awarded through December 31, 2006 (note 15).

Employee Stock Purchase Plan. CME Holdings has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. A total of 40,000 Class A shares have been reserved under this plan, of which 3,213 shares have been purchased through December 31, 2006 (note 15).

15. STOCK-BASED PAYMENTS

CME Holdings adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 4.0 million Class A shares have been reserved for awards under the plan. Awards totaling 3.1 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2006. Awards granted since 2003 generally vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years.

Effective January 1, 2006, the company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires the use of the fair value method of accounting for share-based payments, which the company previously adopted in 2002 and applied retroactively to January 1, 2000. SFAS No. 123(R) also requires that the company estimate expected forfeitures of stock grants instead of the previous practice of accounting for forfeitures as they occur.

Total compensation expense for stock-based payments was $16.4 million for the year ended December 31, 2006, $12.6 million for the year ended December 31, 2005, and $7.8 million for the year ended December 31, 2004. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $6.5 million, $5.0 million, and $3.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Excluding estimates of future forfeitures, at December 31, 2006, there was $34.1 million of total unrecognized compensation expense related to share-based compensation arrangements that had not yet vested. That expense is expected to be recognized over a weighted average period of 2.5 years.

Employee Options. In 2006, the company granted employees stock options totaling 136,040 shares under the plan. The options have a ten-year term with exercise prices ranging from $430 to $530, the closing market prices on the day prior to each grant. The fair value of these options totaled $26.7 million, measured at the grant dates using the Black-Scholes valuation model.

The Black-Scholes fair value of each option grant was calculated using the following assumptions:

Year of Grant
	2006	2005	2004
Dividend yield	0.5% – 0.6%	0.5% – 0.9%	0.5% – 1.1%
Expected volatility	31.8% – 37.9%	33.6% – 42.8%	29.4% – 36.4%
Risk-free interest rate	4.5% – 5.0%	3.9% – 4.4%	3.4% – 4.3%
Expected life	6.5 years	6 – 6.5 years	6 years

The dividend yield was calculated by dividing the current year’s expected dividend by the market price of the stock at the date of grant. Expected volatility was determined using a weighted-average implied volatility of traded options on the company’s stock. Historical volatility was evaluated, but it was determined that implied volatility was a better measure due to the limited history of the company’s publicly traded stock. The risk-free rate was based on the U.S. Treasury yield in effect at the time of the grant. Since 2005, the expected life of options granted has been determined using the simplified method outlined in SAB No. 107 guidance on share-based payments.

The following table summarizes stock option activity for the year ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,077,091	$107
Granted	136,040	443
Exercised	(278,741)	58
Cancelled	(24,217)	192

Outstanding at December 31, 2006	910,173	169

Exercisable at December 31, 2006	290,233	79

The weighted average grant date fair value of options granted during the years 2006, 2005, and 2004 was $196, $100 and $45, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $113.2 million, $107.8 million, and $29.6 million, respectively. Stock options outstanding at December 31, 2006 had a weighted average remaining contractual life of 7.3 years and an aggregate intrinsic value of $312.7 million. Stock options exercisable at December 31, 2006 had a weighted average remaining contractual life of 6.1 years and an aggregate intrinsic value of $126.0 million.

Employee Restricted Stock. In 2006, the company also granted 4,080 shares of restricted Class A common stock that have the same vesting provisions as the stock options granted during the year. The fair value related to these grants is $1.8 million, which will be recognized as compensation expense on an accelerated basis over the vesting period.

The following table summarizes restricted stock activity for the period:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	22,630	$138
Granted	4,080	450
Vested	(6,852)	123
Cancelled	(608)	131

Outstanding at December 31, 2006	19,250	210

The total fair value of restricted stock that vested during the years ended December 31, 2006, 2005 and 2004, was $3.2 million, $5.9 million, and $2.9 million, respectively.

Employee Stock Purchase Plan. Eligible employees may acquire shares of CME Holdings Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the New York Stock Exchange. Compensation expense is recognized on the date of purchase for the discount from the closing price. In 2006 and 2005, a total of 2,089 and 1,124 shares respectively of Class A common stock were issued to participating employees at a 10% discount. These shares are subject to a six-month holding period. Expense of $100,958 and $41,509 for the purchase discount was recognized in 2006 and 2005.

Director Share Payments. In 2005, CME Holdings added an equity component to its compensation for non-executive members of the Board of Directors. Under the original terms of the 2005 Director Stock Plan, non-executive directors received 100 shares of Class A common stock annually. Directors were also permitted to elect to receive some or all of the $17,500 cash portion of their annual stipend in shares of stock based on the closing price at the date of distribution. In August of 2006, the cash portion of the annual stipend increased to $25,000. Non-executive directors may continue to elect to receive some or all of the cash portion of their annual stipend in shares of stock based on the closing price at the date of distribution. Additionally, each non-executive director now receives an annual award of Class A common stock with a value equal to $75,000. As a result, CME Holdings issued 3,187 and 2,233 shares of Class A common stock to its non-executive directors during 2006 and 2005, respectively. These shares are not subject to any vesting restrictions. Expense of $1.0 million and $0.3 million related to these stock-based payments was recognized for the years ended December 31, 2006 and 2005, respectively.

16. CREDIT FACILITY

On October 13, 2006, CME renewed its secured committed line of credit with a consortium of banks. At renewal, the revolving credit facility was increased from $750.0 million to $800.0 million. The secured credit agreement, which expires on October 12, 2007, is collateralized by clearing firm security deposits held by the exchange in the form of U.S. Treasury or agency securities, security deposit funds in IEF2 and performance bond deposits of the defaulting firm, if any. The amount held as available security deposit collateral at December 31, 2006 was $1.2 billion. The line of credit can only be drawn on to the extent that it is collateralized and may be utilized in certain situations, such as a temporary disruption of the domestic payments system that would delay settlement between the exchange and its clearing firms, or in the event of a clearing firm default. CME periodically utilizes the facility by drawing nominal amounts of funds against the letter of credit, and immediately repaying these amounts, to ensure that the facility would operate as intended.

Under the terms of the credit agreement, there are a number of covenants with which the exchange must comply. Among these covenants, the exchange is required to submit quarterly reports to the participating banks and maintain at all times a consolidated tangible net worth of not less than $96.0 million. Interest on amounts borrowed before maturity is calculated at the U.S. federal funds rate plus 0.45% per annum and after maturity at the U.S. federal funds rate plus 2.40% per annum. Commitment and agency fees for the line of credit were $0.6 million for each of the years ended December 31, 2006, 2005 and 2004. Under the terms of the 2006 agreement, CME has the option to request an increase in the facility from $800.0 million to $1.0 billion at the time of a draw, subject to the approval of the participating banks.

17. CONTINGENCIES AND GUARANTEES

Legal Matters. On October 14, 2003, the U.S. Futures Exchange, L.L.C. and U.S. Exchange Holdings, Inc. (collectively, Eurex U.S.), filed suit against CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. is seeking a preliminary injunction and treble damages. On December 12, 2003, CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss was denied, to move the venue to the United States District Court for Northern Illinois. On September 2, 2004, the judge granted CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. On March 25, 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. On June 6, 2005, CME and CBOT filed a motion to dismiss the complaint. On August 25, 2005, the judge denied the joint CME/CBOT motion to dismiss. The parties are currently engaged in discovery. Based on its investigation to date and advice from outside legal counsel, CME believes this suit lacks factual or legal foundation and intends to vigorously defend itself against these charges.

In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters will not have a material adverse effect on its consolidated financial position or results of operations.

Employment-related Agreements. The exchange has employment agreements and other retention arrangements with Terrence A. Duffy, Executive Chairman; Craig S. Donohue, Chief Executive Officer; Phupinder S. Gill, President and Chief Operating Officer; and John P. Davidson III, Managing Director and Chief Corporate Development Officer.

Effective November 1, 2006, Mr. Duffy became the Executive Chairman, an executive officer of the company. For his service, Mr. Duffy receives as annual base salary of $1.0 million. Pursuant to a resolution approved by the Compensation Committee and the Board of Directors, Mr. Duffy is entitled to a retention payment in the amount of his annual base salary, if at the end of his term as Executive Chairman he is willing and able to serve another term as Executive Chairman and is not nominated for reelection to the Board and/or is not reelected to the position of Executive Chairman by the members of the Board, if he is eligible to serve on the Board, subject to certain conditions.

Mr. Donohue’s agreement is through January 1, 2009, subject to renewal by mutual written agreement. Under the terms of the agreement, Mr. Donohue’s annual base salary will be at least $0.9 million. In the event of a termination without cause, as defined in the agreement, Mr. Donohue is entitled to a one-time lump sum severance payment equal to two times his current base salary and will automatically vest in any outstanding equity awards that would have vested during the remaining term of the agreement. In the event Mr. Donohue voluntarily terminates the agreement for good reason, as defined in the agreement, Mr. Donohue is entitled to a one-time lump sum severance payment equal to two times his current base salary and will automatically vest in any outstanding equity awards.

Mr. Gill’s agreement, as extended, is through December 31, 2010, subject to renewal by mutual written agreement of the parties. Under the terms of the agreement, Mr. Gill’s annual base salary will not be less than $0.6 million. In the event of a termination without cause by CME, as defined in the agreement, Mr. Gill is entitled to a one-time lump sum severance payment equal to two times his base salary as of the date of termination for the remaining term of the agreement, if any, not to exceed 24 months of base salary.

Mr. Davidson’s agreement is through February 6, 2009, subject to renewal by mutual agreement of the parties. Under the terms of the agreement, Mr. Davidson’s annual base salary will not be less than $0.6 million and his bonus for fiscal year 2006 will not be less than $0.4 million. CME has also agreed to pay Mr. Davidson a retention payment of $0.9 million payable in two installments on February 6, 2007 and February 6, 2008 provided Mr. Davidson has not voluntarily ended his employment with CME or been terminated for cause by CME, as defined in the agreement. In the event of a termination without cause by CME, as defined in the agreement, Mr. Davidson is entitled to a one-time lump sum severance payment equal to two times his base salary as of the date of termination pro-rated for the remaining term of his agreement.

The employment agreements also provide that these executive officers are eligible to participate in CME’s benefit plans and programs, including the equity program and annual incentive plan, commensurate with their position in accordance with CME’s policies for executives in effect from time to time.

Mutual Offset Agreement. CME and SGX have a mutual offset agreement that has been extended through October 2009. When a clearing firm of CME chooses to execute an after-hours trade in an eligible product at SGX, the resulting trade can be transferred from SGX to CME, and CME assumes the financial obligation to SGX for the transferred trade. A similar obligation can occur when a clearing firm of SGX chooses to execute a trade in an eligible product at CME. The net position of each exchange to the other is marked-to-market daily based on the settlement prices of the applicable exchange, and settlement is made between the exchanges in cash. Since settlement prices at each exchange may differ at the end of any given day and Singapore is 13 to 14 hours ahead of Chicago, there may be a difference between the two settlement amounts and there will be a difference in the timing of the settlement. To allow for adequate and timely funding of the settlement and in the unlikely event of a payment default by a clearing firm, CME and SGX each maintain collateral payable to the other exchange. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At December 31, 2006, CME was contingently liable to SGX on irrevocable letters of credit totaling $19.0 million and had pledged securities with a fair value of $100.7 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of security deposits and performance bonds of the defaulting clearing firm.

Cross-Margin Agreements. CME and OCC have a cross-margin arrangement, whereby a common clearing firm may maintain a cross-margin account in which the clearing firm’s positions in certain CME futures and options on futures contracts are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account are split 50% each to CME and OCC.

A cross-margin agreement with LCH became effective in March 2000, whereby clearing firms’ offsetting positions with CME and LCH are subject to reduced margin requirements. Similar cross-margin agreements exist with FICC and NYMEX whereby clearing firms’ offsetting positions with CME and FICC or CME and NYMEX are subject to reduced margin requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and LCH, CME and FICC, or CME and NYMEX, as applicable, each clearing house may reduce the firm’s performance bond requirement. In the event of a firm default, the total liquidation net gain or loss on the firm’s offsetting open positions and the proceeds from the liquidation of the performance bond collateral held by each clearing house’s supporting offsetting positions are split evenly between CME and LCH, CME and FICC, or CME and NYMEX, as applicable.

Additionally, for the LCH, FICC, and NYMEX cross-margin agreements, if, after liquidation of all the positions and collateral of the defaulting firm at each respective clearing organization, and taking into account any cross-margining loss sharing payments, any of the participating clearing organizations has a remaining liquidating surplus, and any other participating clearing organization has a remaining liquidating deficit, any additional surplus from the liquidation will be shared with the other clearing houses to the extent that they have a remaining liquidating deficit. Any remaining surplus funds will be passed to the bankruptcy trustee.

GFX Letter of Credit. CME guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures positions. The letter of credit will be drawn on in the event that GFX defaults in meeting requirements to its clearing firm. Per exchange requirements, GFX is required to place performance bond deposits with its clearing firm. In the unlikely event of a payment default by GFX, GFX’s performance bond would first be used to cover the deficit. If this amount is not sufficient, the letter of credit would be used and finally, CME would guarantee the remaining deficit, if any.

Intellectual Property Indemnifications. Some agreements with customers accessing the Swapstream electronic trading platform or the CME Globex platform; utilizing market data services; and licensing CME SPAN software contain indemnifications from intellectual property claims that may be made against them as a result of their use of these products and services. The potential future claims relating to these indemnifications cannot be estimated and, therefore, in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” no liability has been recorded.

18. GFX DERIVATIVES TRANSACTIONS

GFX engages primarily in the purchase and sale of CME foreign exchange futures contracts. GFX posts bids and offers in these products on the CME Globex electronic trading platform to maintain a market and promote additional liquidity in these products. GFX limits risk from these transactions through offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market. Formal trading limits have been established. Futures transactions are cleared by an independent clearing firm. Any residual open positions are marked-to-market on a daily basis and all realized and unrealized gains and losses are included in other revenues in the accompanying consolidated statements of income. Net trading gains totaled $7.0 million in 2006, $7.6 million in 2005 and $7.7 million in 2004. At December 31, 2006, futures positions held by GFX had a notional value of $111.8 million, offset by a similar amount of spot foreign exchange positions, resulting in a zero net position.

19. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of all classes of common stock outstanding during each year. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options and restricted stock awards were exercised or converted into common stock. The option granted to the former CEO in 2000 was fully exercised as of June 2004. Prior to that date, the dilutive effect of this option was calculated as if the entire option, including the Class A share and Class B share portions of the option, was satisfied through the issuance of Class A shares. The diluted weighted average number of common shares outstanding for the years ended December 31, 2006, 2005, and 2004 exclude the incremental effect related to 137,300, 218,900, and 320,800 outstanding stock options, respectively, that would be anti-dilutive.

(in thousands, except per share data)	2006	2005	2004
Net Income	$407,348	$306,857	$219,555

Weighted Average Common Shares Outstanding:
Basic	34,696	34,315	33,545
Effect of stock options	418	509	840
Effect of restricted stock grants	10	15	26

Diluted	35,124	34,839	34,411

Earnings per Weighted Average Common Share:
Basic	$11.74	$8.94	$6.55
Diluted	11.60	8.81	6.38

20. QUARTERLY INFORMATION (UNAUDITED)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2006:
Total revenues	$251,717	$282,209	$274,705	$281,316	$1,089,947
Operating income	138,842	166,796	156,962	158,255	620,855
Non-operating income and expense	11,659	13,098	13,552	12,493	50,802
Income before income taxes	150,501	179,894	170,514	170,748	671,657
Net income	91,413	109,533	103,800	102,602	407,348
Earnings per weighted average common share:
Basic	$2.64	$3.16	$2.99	$2.95	$11.74
Diluted	2.61	3.12	2.95	2.91	11.60

Year Ended December 31, 2005:
Total revenues	$209,019	$232,500	$225,706	$222,541	$889,766
Operating income	112,971	129,583	119,686	115,387	477,627
Non-operating income and expense	5,171	6,621	8,605	10,355	30,752
Income before income taxes	118,142	136,204	128,291	125,742	508,379
Net income	70,885	82,226	77,466	76,280	306,857
Earnings per weighted average common share:
Basic	$2.07	$2.40	$2.25	$2.21	$8.94
Diluted	2.04	2.36	2.22	2.18	8.81

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control system has been designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluating the design of the company’s internal control over financial reporting and testing the operational effectiveness of the company’s internal control over financial reporting. The results of its assessment were reviewed with the Audit Committee of the Board of Directors.

Based on this assessment, management believes that, as of December 31, 2006, the company’s internal control over financial reporting is effective. The company’s independent auditors have audited this assessment of the company’s internal control over financial reporting, as stated in their report that is included herein.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Chicago Mercantile Exchange Holdings Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Chicago Mercantile Exchange Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chicago Mercantile Exchange Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Chicago Mercantile Exchange Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Chicago Mercantile Exchange Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Chicago Mercantile Exchange Holdings Inc. and our report dated February 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 16, 2007

To The Board of Directors and Shareholders of Chicago Mercantile Exchange Holdings Inc.

We have audited the accompanying consolidated balance sheets of Chicago Mercantile Exchange Holdings Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Mercantile Exchange Holdings Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chicago Mercantile Exchange Holdings Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 16, 2007

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in CME Holdings’ Proxy Statement under the headings “Nominees for Equity Directors,” “Nominees for Class B-1 Director,” “Nominees for Class B-2 Director,” Nominees for Class B-3 Director, “Members of Our Board Not Standing for Election This Year,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings of Our Board and Board Committees — Audit,” and is incorporated herein by reference, pursuant to General Instruction G(3).

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

The information required by this Item is included in CME Holdings’ Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference, pursuant to General Instruction G(3); provided, however, that the Compensation Committee Report contained in the Proxy Statement is not incorporated herein by reference.

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

The disclosure regarding CME Holdings equity compensation plans is included in CME Holdings’ Proxy Statement under the heading “Compensation Discussion and Analysis—Equity Compensation Plan Information” and is incorporated by reference, pursuant to General Instruction G(2).

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is included in CME Holdings’ Proxy Statement under the heading “Certain Business Relationships,” “Audit Committee Policy for Approval of Related Party Transactions” and “Director Independence” and is incorporated herein by reference, pursuant to General Instruction G(3).

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

The following Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

Schedule II Valuation and Qualifying Accounts of Chicago Mercantile Exchange Holdings Inc. and Subsidiaries for the Years Ended December 31, 2006, 2005 and 2004

All other schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

See (b) Exhibits below

Chicago Mercantile Exchange Holdings Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

(dollars in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Charged to Revenues	Deductions (1)	Balance at End of Year
Year ended December 31, 2006:
Allowance for doubtful accounts	$828	$(132)	$—	$(144)	$552
Accrued fee adjustments	1,228	—	17,104	(16,011)	2,321

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,089	$(129)	$—	$(132)	$828
Accrued fee adjustments	3,113	—	12,637	(14,522)	1,228

Year ended December 31, 2004:
Allowance for doubtful accounts	$866	$343	$—	$(120)	$1,089
Accrued fee adjustments	1,986	—	17,362	(16,235)	3,113

(1)	Includes write-offs of doubtful accounts and payments for fee adjustments.

(b) Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of October 1, 2001, between Chicago Mercantile Exchange Inc., Chicago Mercantile Exchange Holdings Inc. and CME Merger Subsidiary Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on August 7, 2001, File No. 333-66988).

2.2	Agreement and Plan of Merger, dated as of October 17, 2006, among Chicago Mercantile Exchange Holdings Inc., CBOT Holdings, Inc. and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 19, 2006, File No. 000-33379).

3.1	Amended and Restated Certificate of Incorporation of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.1 to Chicago Mercantile Exchange Holdings Inc.’s Current Report on Form 8-K, filed with the SEC on December 4, 2001, File No. 333-66988).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Chicago Mercantile Exchange Holdings Inc. (incorporated by reference to Exhibit 3.2 to Chicago Mercantile Exchange Holdings Inc.’s Current Report on Form 8-K, filed with the SEC on May 16, 2002, File No. 000-33379).

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

10.5**	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Trust, including First Amendment thereto, dated September 7, 1993 (incorporated by reference to Exhibit 10.5 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 333-95561).

10.6**	Form of Equity Grant Letter for Executive Officers (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 9, 2004, File No. 001-31553).

10.7	Amended and Restated License Agreement, effective as of September 20, 2005, by and between Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc. Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379),* including the Letter Agreement, dated March 30, 2006, amending the Amended and Restated License Agreement between Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc. and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc. Form 10-Q, filed with the SEC on May 8, 2006, File No. 000-33379),* the Letter Amendment, dated September 22, 2006 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Inc. Form 10-Q filed with the SEC on November 6, 2006, File No. 000-33379)*** and the Letter Amendment, dated September 28, 2006 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc. Form 10-Q filed with the SEC on November 6, 2006, File No. 000-33379).***

10.8***+	Services Agreement by and between Chicago Mercantile Exchange Inc. and New York Mercantile Exchange, Inc. effective as of April 6, 2006.

10.9*	License Agreement, effective as of October 9, 2003, between The Nasdaq Stock Market, Inc., a subsidiary of National Association of Securities Dealers, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004, File No. 001-31553), including the amendment dated April 26, 2005 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553) and the amendment dated June 22, 2005 (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553).

10.10*	Central Services System (NSC) Software License and Development Agreement, effective June 5, 1997, including First Amendment thereto, effective February 24, 1998, Second Amendment thereto, effective July 13, 1998, and Third Amendment thereto, effective January 30, 2001, between SBF Bourse de Paris and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.10 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on August 7, 2001, File No. 333-66988).

10.11*	Amendment, dated December 26, 2002, to the Central Services System (NSC) Software License and Development Agreement, effective June 5, 1997, between SBF Bourse de Paris and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.11 to Chicago Mercantile Exchange Holdings Inc. Form 10-K, filed with the SEC on March 21, 2003, File No. 001-31553).

10.12*	CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.12 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on October 1, 2001, File No. 333-66988).

10.13*	Non-Termination Agreement, effective December 26, 2002, Regarding the CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. and Amendment No. 1, dated December 26, 2002, to the CLEARING 21 Software Marketing and Distribution Agreement Restatement, effective January 30, 2001, between Societe Des Bourses Francaises, and its successor, Euronext-Paris, and Chicago Mercantile Exchange Inc. and New York Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.13 to Chicago Mercantile Exchange Holdings Inc. Form 10-K, filed with the SEC on March 21, 2003, File No. 001-31553).

10.14	Lease, dated as of November 11, 1983, between Chicago Mercantile Exchange Trust (successor to CME Real Estate Co. of Chicago, Illinois) and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.14 to Chicago Mercantile

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

10.15	Intentionally Omitted

10.16	Intentionally Omitted

10.17	Credit Agreement, dated as of October 13, 2006, between Chicago Mercantile Exchange Inc. and each of the banks from time to time party thereto and the Bank of Montreal, as administrative agent, the Bank of New York, as collateral agent, and BMO Capital Markets, as lead arranger (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 16, 2006, File No. 000-33379).

10.18**	Employment Agreement, dated April 3, 2006, between Chicago Mercantile Exchange Inc. and Craig S. Donohue (incorporated by reference to Exhibit 10.1 to the Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on April 3, 2006, File No. 000-33379).

10.19**	Agreement, dated November 7, 2003 between Chicago Mercantile Exchange Inc. and Phupinder Gill (incorporated by reference to Exhibit 10.19 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004), including the First Amendment thereto, effective as of December 20, 2005 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on December 23, 2005, File No. 000-33379).

10.20**	Chicago Mercantile Exchange Holdings Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 11, 2003, File No. 001-31553).

10.21*+	Clearing Services Agreement, dated April 16, 2003, between Chicago Mercantile Exchange Inc. and The Board of Trade of the City of Chicago, Inc. and the first amendment thereto, dated as of March 1, 2004 (incorporated by reference to Exhibit 10.1 to the Chicago Mercantile Exchange Holdings Inc.’s 10-Q, filed with the SEC on May 5, 2004, File No. 001-31553) and the second amendment thereto (incorporated by reference to Section 6.17 of Exhibit 2.2 hereof).

10.22**	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Jack Sandner, dated October 10, 2005 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379).

10.23**	Agreement, dated November 21, 2003, between Chicago Mercantile Exchange Inc. and James Krause (incorporated by reference to Exhibit 10.23 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004, File No. 001-31553), including the First Amendment thereto, effective on June 1, 2004 (incorporated by reference to Exhibit 10.23 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K filed with the SEC on March 6, 2006, File No. 000-33379).

10.24**	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Leo Melamed, dated January 31, 2005 (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on February 3, 2005, File No. 001-31553).

10.25**	2005 Director Stock Plan (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on April 28, 2005, File No. 001-31553).

10.26**	Form of Equity Stipend Grant Letter for Non-Executive Directors (incorporated by reference to Exhibit 99.2 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on April 28, 2005, File No. 001-31553).

10.27**	Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on April 28, 2005, File No. 001-31553).

10.28**	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Leo Melamed, dated November 14, 2005 (incorporated by reference to Exhibit 10.28 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K filed with the SEC on March 6, 2006, File No. 000 - 33379).

10.29**	Employment Agreement, dated February 3, 2006, between Chicago Mercantile Exchange Inc. and John P. Davidson III (incorporated by reference to Exhibit 10.1 to the Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on February 8, 2006, File No. 000-33379).

10.30***	Shareholders Agreement dated May 4, 2006 and amended and restated on July 20, 2006 by and between Reuters Holdings Limited, CME FX Marketplace Inc., FXMarketSpace Limited (f/k/a RCFX Limited), Reuters Group PLC, Reuters Limited, the Company and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Holdings Inc. Form 10-Q, filed with the SEC on August 7, 2006, File No. 000-33379).

21.1	List of Subsidiaries of Chicago Mercantile Exchange Holdings Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Section 302 Certification – Craig S. Donohue, Chief Executive Officer.

31.2	Section 302 Certification – James E. Parisi– Managing Director and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC.
**	Management contract or compensatory plan or arrangement.
***	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.
+	This exhibit, which was previously granted confidential treatment, is being re-filed with omissions that conform to the filings of the counterparties to the agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 28th day of February, 2007.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

By:	/s/ James E. Parisi
James E. Parisi Managing Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2007

Signature	Title

/s/ Craig S. Donohue	Chief Executive Officer and Director
Craig S. Donohue

/s/ Terrence A. Duffy	Chairman of the Board and Director
Terrence A. Duffy

/s/ James E. Parisi	Managing Director and Chief Financial Officer
James E. Parisi

/s/ Nancy W. Goble	Managing Director and Chief Accounting Officer
Nancy W. Goble

/s/ Dennis H. Chookaszian	Director
Dennis H. Chookaszian

/s/ Martin J. Gepsman	Director
Martin J. Gepsman

/s/ Daniel R. Glickman	Director
Daniel R. Glickman

/s/ Elizabeth Harrington	Director
Elizabeth Harrington

/s/ Bruce F. Johnson	Director
Bruce F. Johnson

/s/ Gary M. Katler	Director
Gary M. Katler

/s/ Patrick B. Lynch	Director
Patrick B. Lynch

/s/ Leo Melamed	Director
Leo Melamed

/s/ William P. Miller II	Director
William P. Miller II

/s/ James E. Oliff	Director
James E. Oliff

/s/ Alex J. Pollock	Director
Alex J. Pollock

/s/ William G. Salatich, Jr.	Director
William G. Salatich, Jr.

/s/ John F. Sandner	Director
John F. Sandner

/s/ Terry L. Savage	Director
Terry L. Savage

/s/ Myron S. Scholes	Director
Myron S. Scholes

/s/ William R. Shepard	Director
William R. Shepard

/s/ Howard J. Siegel	Director
Howard J. Siegel

/s/ David J. Wescott	Director
David J. Wescott