Form 10-Q
period 2007-03-31
CHICAGO MERCANTILE EXCHANGE HOLDINGS INC
filed 2007-05-08
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of each of the registrant’s classes of common stock as of April 23, 2007 was as follows:

34,884,371 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you to not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

•	our ability to obtain the required approvals for our proposed merger with CBOT Holdings, Inc. and our ability to realize the anticipated benefits, control the costs of the proposed transaction and successfully integrate the businesses;

•	increasing foreign and domestic competitors, including increased competition from new entrants into our markets and consolidation of existing entities;

•	our ability to keep pace with rapid technological developments, including our ability to complete the development and implementation of the enhanced functionality required by our customers;

•	our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and our ability to maintain the competitiveness of our existing products and services;

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to continue to generate revenues from our processing services provided to third parties;

•	our ability to maintain existing customers and attract new ones;

•	our ability to expand and offer our products in foreign jurisdictions;

•	changes in domestic and foreign regulations;

•	changes in government policy, including policies relating to common or directed clearing;

•	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to generate revenue from our market data that may be reduced or eliminated by the growth of electronic trading;

•	changes in our rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure;

•	the ability of our financial safeguards package to adequately protect us from the credit risks of our clearing members and the clearing members of the exchanges to which we provide clearing services;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

•	economic, political and market conditions;

•	our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of performance of our systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax on futures and options on futures transactions; and

•	the seasonality of the futures business.

For a detailed discussion of these and other factors that might affect our performance, see our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 1, 2007 and Item 1A of this Report.

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

In this Quarterly Report on Form 10-Q, we refer to our cash earnings, a non-GAAP number. A reconciliation of our cash earnings to net income for the quarter ended March 31, 2007 is set forth on page 19.

Item 1. Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$1,139,793	$969,504
Collateral from securities lending	2,112,451	2,130,156
Marketable securities, including pledged securities of $65,589 and $100,729	219,282	269,516
Accounts receivable, net of allowance of $687 and $552	162,081	121,128
Other current assets	41,884	37,566
Cash performance bonds and security deposits	926,575	521,180

Total current assets	4,602,066	4,049,050
Property, net of accumulated depreciation and amortization of $361,344 and $346,531	165,506	168,755
Other assets	118,947	88,700

Total Assets	$4,886,519	$4,306,505

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$30,955	$25,552
Payable under securities lending agreements	2,112,451	2,130,156
Other current liabilities	151,706	78,466
Cash performance bonds and security deposits	926,575	521,180

Total current liabilities	3,221,687	2,755,354
Other liabilities	39,040	32,059

Total Liabilities	3,260,727	2,787,413

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 34,862,243 and 34,835,588 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	349	348
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	416,714	405,514
Retained earnings (Note 6)	1,212,522	1,116,209
Accumulated other comprehensive loss	(3,793)	(2,979)

Total Shareholders’ Equity	1,625,792	1,519,092

Total Liabilities and Shareholders’ Equity	$4,886,519	$4,306,505

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2007	2006
Revenues
Clearing and transaction fees	$258,241	$200,797
Processing services	34,759	18,125
Quotation data fees	25,016	20,100
Access fees	5,461	4,878
Communication fees	2,016	2,226
Other	6,838	5,591

Total Revenues	332,331	251,717

Expenses
Compensation and benefits	56,400	49,837
Communications	9,079	7,848
Technology support services	8,892	7,262
Professional fees and outside services	9,172	8,131
Depreciation and amortization	19,989	17,387
Occupancy	8,827	7,248
Licensing and other fee agreements	7,035	5,932
Marketing, advertising and public relations	5,983	3,096
Other	6,347	6,134

Total Expenses	131,724	112,875

Operating Income	200,607	138,842

Non-Operating Income and Expense
Investment income	17,305	11,409
Securities lending interest income	32,890	27,736
Securities lending interest expense	(32,425)	(27,097)
Equity in losses of unconsolidated subsidiaries	(3,020)	(389)

Total Non-Operating	14,750	11,659
Income before Income Taxes	215,357	150,501

Income tax provision	(85,329)	(59,088)

Net Income	$130,028	$91,413

Earnings per Common Share:
Basic	$3.73	$2.64
Diluted	3.69	2.61

Weighted Average Number of Common Shares:
Basic	34,851	34,581
Diluted	35,229	35,044

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2006	34,835,588	3,138	$405,862	$1,116,209	$(2,979)	$1,519,092
Cumulative effect of adopting new accounting standard (Note 6)				(3,720)		(3,720)

Balance at January 1, 2007	34,835,588	3,138	405,862	1,112,489	(2,979)	1,515,372
Comprehensive income:
Net income				130,028		130,028
Change in net unrealized loss on securities, net of tax of $310					468	468
Change in net actuarial pension loss, net of tax of $858					(1,300)	(1,300)
Change in foreign currency translation adjustment, net of tax of $12					18	18

Total comprehensive income						129,214
Cash dividend on Class A common stock of $0.86 per share				(29,995)		(29,995)
Exercise of stock options	26,171		1,901			1,901
Vesting of issued restricted Class A common stock	484
Excess tax benefits from option exercises and restricted stock vesting			4,783			4,783
Stock-based compensation			4,517			4,517

Balance at March 31, 2007	34,862,243	3,138	$417,063	$1,212,522	$(3,793)	$1,625,792

Balance at December 31, 2005	34,544,719	3,138	$325,193	$796,398	$(2,907)	$1,118,684
Comprehensive income:
Net income				91,413		91,413
Change in net unrealized loss on securities, net of tax of $194					(295)	(295)

Total comprehensive income						91,118
Cash dividend on Class A common stock of $0.63 per share				(21,814)		(21,814)
Sale of membership shares by OneChicago, LLC, net of tax of $1,746			2,646			2,646
Exercise of stock options	62,501		1,776			1,776
Vesting of issued restricted Class A common stock	1,804
Excess tax benefits from option exercises and restricted stock vesting			9,442			9,442
Stock-based compensation			3,327			3,327

Balance at March 31, 2006	34,609,024	3,138	$342,384	$865,997	$(3,202)	$1,205,179

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$130,028	$91,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,989	17,387
Stock-based compensation	4,517	3,327
Amortization of shares issued to Board of Directors	385	119
Change in deferred income taxes	(8,057)	(13,017)
Equity in losses of unconsolidated subsidiaries	3,020	389
Net amortization (accretion) of premiums and discounts on marketable securities	(173)	240
Amortization of purchased intangibles	381	209
Change in allowance for doubtful accounts	135	(161)
Change in accounts receivable	(41,088)	(28,843)
Change in other current assets	(479)	6,200
Change in other assets	(668)	1,246
Change in accounts payable	5,403	(7,150)
Change in other current liabilities	61,074	44,669
Change in other liabilities	3,290	(209)

Net Cash Provided by Operating Activities	177,757	115,819

Cash Flows from Investing Activities:
Purchases of property, net	(16,267)	(16,620)
Proceeds from maturities of marketable securities	52,749	17,747
Purchases of marketable securities	(31)	—
Capital contributions to FXMarketSpace Limited	(12,455)	—
Merger-related transaction costs	(7,399)	—
Contingent consideration for Liquidity Direct Technology, LLC assets	(754)	(415)
Capital contribution to OneChicago, LLC	—	(1,144)

Net Cash Provided by (Used in) Investing Activities	15,843	(432)

Cash Flows from Financing Activities:
Cash dividends	(29,995)	(21,814)
Proceeds from exercise of stock options	1,901	1,776
Excess tax benefits related to option exercises and restricted stock vesting	4,783	9,442

Net Cash Used in Financing Activities	(23,311)	(10,596)

Net change in cash and cash equivalents	170,289	104,791
Cash and cash equivalents, beginning of period	969,504	610,891

Cash and Cash Equivalents, End of Period	$1,139,793	$715,682

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$4,000	$2,986
Non-cash investing activities:
Change in net unrealized securities losses	778	(489)
Sale of membership shares by OneChicago, LLC	—	4,392
Change in foreign currency translation adjustment	30	—

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

The consolidated financial statements consist of CME Holdings and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. and its subsidiaries (CME or the exchange). In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the CME Holdings’ Annual Report on Form 10-K for the year ended December 31, 2006.

Certain reclassifications have been made to the 2006 financial statements to conform to the presentation in 2007. Reclassifications include the transfer of deferred compensation plan assets from other assets to marketable securities in the consolidated balance sheets. Deferred compensation plan assets are classified as trading securities.

2. Performance Bonds and Security Deposits

Each firm that clears futures and options on futures traded on the exchange is required to deposit and maintain specified performance bonds and security deposits principally in the form of cash, funds deposited in the various Interest Earnings Facility programs, U.S. Government and certain foreign government securities, bank letters of credit or shares of specific U.S. equity securities. For Chicago Board of Trade (CBOT) products cleared by CME, these positions are combined with that clearing firm’s CME positions to create a single portfolio for which performance bond and security deposit requirements are calculated. Performance bonds and security deposits are available to meet the financial obligations of that clearing firm to the exchange. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of the exchange in excess of amounts needed for normal operations. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets and offsetting liabilities may vary significantly over time.

Beginning in February 2007, CME began clearing over-the-counter foreign exchange products for FXMarketSpace Limited (FXMS). CME requires the deposit and maintenance of performance bonds and security deposits for these products.

3. Contingencies and Guarantees

Legal Matters. On March 16, 2007, Louisiana Municipal Police Employees’ Retirement System filed a class action complaint in the Delaware Court of Chancery against CBOT Holdings, Inc. (CBOT Holdings), its directors and CME Holdings. The complaint alleges, among other things, that CBOT Holdings and its directors breached their fiduciary duties related to the sale of CBOT Holdings by approving allegedly improper deal protection devices including a $240.0 million termination fee and a no-shop/no-talk provision. The complaint further alleges that CME Holdings aided and abetted the alleged breaches of fiduciary duty. The plaintiff seeks to enjoin the CBOT Holdings/CME Holdings merger. On March 19, 2007, the plaintiff filed a motion seeking expedited proceedings. A teleconference arguing the motion was held on March 21, 2007. Due to CBOT Holdings’ decision to postpone the April 4, 2007 special meeting of its shareholders to vote on the merger, the motion for expedited proceedings was denied. However, the court ordered that limited document discovery could proceed on an expedited basis. On April 9, 2007, CBOT Holdings, the director defendants and CME Holdings filed motions to dismiss the complaint. These motions are currently pending before the court. Based on its investigation to date and advice from outside legal counsel, the company believes this suit lacks factual or legal foundation and intends to defend itself vigorously against these charges.

On October 14, 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc., filed suit against CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. On December 12, 2003, CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. On September 2, 2004, the judge granted CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. On March 25, 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. On June 6, 2005, CME and CBOT filed a motion to dismiss the complaint. On August 25, 2005, the judge denied the joint CME/CBOT motion to dismiss. The parties are currently engaged in discovery. On April 9, 2007, CME and CBOT filed two joint motions for summary judgment. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

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

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) each maintain collateral payable to the other exchange under their mutual offset agreement. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At March 31, 2007, CME was contingently liable to SGX on irrevocable letters of credit totaling $82.0 million and had pledged securities with a fair value of $65.6 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of security deposits and performance bonds of the defaulting clearing firm.

4. Investments in Joint Ventures and Related Party Transactions

CME provides trading, clearing, regulatory and billing services to FXMS pursuant to the terms of servicing and licensing agreements with FXMS. In connection with these services, CME has accounts receivable outstanding as of March 31, 2007 of $3.0 million for certain system development and implementation costs incurred, including $2.1 million of reimbursable operating costs paid on behalf of FXMS. Deferred revenue related to future services totaled $10.2 million as of March 31, 2007 and is included in other current liabilities and other liabilities. Deferred revenue is recognized on a straight-line basis over the term of service, which began in February 2007. Recognition of deferred revenue and monthly fees earned for ongoing trading, clearing, regulatory and billing services totaled $0.4 million for the quarter ended March 31, 2007. In February 2007, CME made an additional capital contribution to FXMS of $12.5 million under the terms of the joint venture agreement.

5. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the Board of Directors, was $4.9 million for the quarter ended March 31, 2007 and $3.4 million for the quarter ended March 31, 2006. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $1.8 million and $1.3 million for the quarters ended March 31, 2007 and 2006, respectively.

In the first quarter of 2007, the company granted employees stock options totaling 2,320 shares under the Omnibus Stock Plan. The options have a ten-year term with an exercise price of $533 per share, the closing market price on the date of grant. The fair value of these options totaled $0.5 million, measured at the grant date using the Black-Scholes valuation model. The Black-Scholes fair value of the option grant was calculated using the following assumptions: dividend yield of 0.7%; expected volatility of 30.0%; risk-free interest rate of 4.5%; and expected life of 6.5 years. The grant date weighted average fair value of options granted during the quarter was $198 per share.

In the first quarter of 2007, the company also granted 500 shares of restricted Class A common stock which have a vesting period of three years. The fair value related to this grant is $0.3 million, which will be recognized as compensation expense on an accelerated basis over the vesting period.

6. Income Taxes

As of January 1, 2007, the company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertain Tax Positions.” At adoption, the company recorded an increase of $3.7 million to current liabilities as a result of a reassessment of its tax positions. This increase was recorded as a cumulative effect adjustment that reduced the balance of retained earnings as of January 1, 2007. At adoption, the company had gross unrecognized tax benefits of $5.3 million. Net of the tax impact in other jurisdictions, these unrecognized tax benefits were $3.8 million and would be recorded as a net reduction to income tax expense if recognized in the future. The company classifies interest and penalties related to uncertain tax positions in income tax expense. Total interest and penalties related to the unrecognized tax benefits were $1.3 million at adoption.

The company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Substantially all federal, state, local and foreign income tax matters have been concluded for years through 2002.

7. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options and restricted stock awards of approximately 8,100 shares and 4,600 shares were anti-dilutive for the quarter ended March 31, 2007 and 2006, respectively.

	Quarter Ended March 31,
(in thousands, except per share data)	2007	2006
Net Income	$130,028	$91,413

Weighted Average Number of Common Shares:
Basic	34,851	34,581
Effect of stock options	368	451
Effect of restricted stock grants	10	12

Diluted	35,229	35,044

Earnings Per Common Share:
Basic	$3.73	$2.64
Diluted	3.69	2.61

8. Pending Merger with CBOT Holdings

On October 17, 2006, CME Holdings entered into a definitive agreement and plan of merger with CBOT Holdings. On March 15, 2007, CBOT Holdings received an unsolicited proposal to merge from IntercontinentalExchange, Inc. On April 11, 2007, CBOT Holdings and CME Holdings rescheduled their respective shareholder meetings to vote on their proposed merger to July 9, 2007. The merger is expected to close by mid-July 2007, dependant upon necessary approvals as well as completion of customary closing conditions. If either CME Holdings or CBOT Holdings were to terminate the merger agreement, the terminating party may be required to pay the other party a termination fee of $240.0 million and to reimburse the other party for expenses up to $6.0 million. As of March 31, 2007, total capitalized transaction costs were $27.7 million, of which $15.0 million was incurred during the first quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

References in this discussion and analysis to “we” and “our” are to Chicago Mercantile Exchange Holdings Inc. and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. and its subsidiaries, collectively.

Results of Operations

Financial Highlights

•	Total revenues grew by 32% in the first quarter of 2007 primarily as a result of increased clearing and transaction fees, and to a lesser extent higher revenue from processing services and quotation data fees.

•	Total expenses increased by 17% in the first quarter of 2007. The most significant increases occurred in compensation and benefits and technology spending primarily as a result of growth initiatives, including Swapstream and FXMarketSpace Limited (FXMS).

•	Operating margin, which we define as operating income expressed as a percentage of total revenues, increased to 60% in the first quarter of 2007 from 55% for the same period in 2006 as the growth in operating revenue outpaced increases in operating expenses.

•	Cash earnings increased by $43.0 million to $136.9 million in the first quarter of 2007 when compared with the same period in 2006.

Revenues

	Quarter Ended March 31,
(dollars in millions)	2007	2006	Change
Clearing and transaction fees	$258.2	$200.8	29%
Processing services	34.8	18.1	92
Quotation data fees	25.0	20.1	24
Access fees	5.5	4.9	12
Communication fees	2.0	2.2	(9)
Other	6.8	5.6	22

Total Revenues	$332.3	$251.7	32

Revenue Highlights. Revenues grew for the quarter primarily due to the following:

•	Increased trading volumes due to market volatility, technology enhancements, and changing market expectations such as uncertainty surrounding interest rates, resulted in a 29% increase in clearing and transaction fees in 2007 when compared with the same period in 2006.

•	Additional processing services provided as a result of our new agreement to list NYMEX (New York Mercantile Exchange) products on the CME Globex platform and higher trading volumes at CBOT (Chicago Board of Trade).

•	Higher monthly subscriber fees resulting from a quotation data fee rate increase, which became effective January 1, 2007.

Clearing and Transaction Fees. The increase in revenues was due to growth in trading volume that was partially offset by a decrease in the average rate per contract. The following table summarizes average daily trading volume (in thousands) and revenues. All amounts exclude TRAKRS, Swapstream and auction-traded products.

	Quarter Ended March 31,
	2007	2006	Change
CME Product Line Volume:
Interest rate	3,639	2,918	25%
Equity	2,167	1,553	40
Foreign exchange	555	407	36
Commodity and alternative investment(1)	93	80	15

Total Average Daily Volume	6,454	4,958	30

CME Globex Volume	4,815	3,435	40
CME Globex Volume as a Percentage of Total Volume	75%	69%
Clearing and Transaction Fees (in millions)	$257.7	$200.6
Average Rate per Contract	$0.644	$0.652

(1) CME weather and Goldman Sachs Commodity Index products are included in commodity and alternative investment products rather than equity products beginning in the second quarter of 2006. Prior period amounts have been adjusted to conform to the current year presentation.

Volume

In the first quarter of 2007, we experienced record trading volume across all of our product lines as well as record trading volume on the CME Globex platform. Record volume was driven primarily by a sharp rise in market volatility, specifically in the equity markets, beginning in February 2007 and continuing through March 2007. The growth in volume was also attributable to technological enhancements, including the migration of our electronic products to new Hewlett Packard Integrity NonStop Servers in the second quarter of 2006. As a result of these enhancements, we increased our capacity to handle record peak volumes and significantly reduced our average response time. We believe this resulted in an increase in volume generated by automated trading systems.

Interest Rate Products

The average daily volume of interest rate products increased in 2007 primarily due to uncertain market expectations surrounding interest rates, increased usage of our electronic trading platform due to continual technological enhancements, and additional growth in the use of automated trading systems.

Volume for electronically-traded CME Eurodollar futures contracts increased 38% to an average of 2.2 million contracts per day in 2007 when compared with the same period in 2006. In addition, the average daily volume of CME Eurodollar options, which are traded predominately through open outcry, increased by 14% to 1.2 million contracts in 2007. This growth included an increase in the average daily volume of CME Eurodollar options traded electronically to 93,000 contracts in 2007 from 52,000 contracts in the same period in 2006. In April 2006, we launched an incentive program to increase electronic trading of CME Eurodollar options. The program provides a reduced fee schedule through June 2007 for customers meeting percentage thresholds for electronic trading of CME Eurodollar options. In addition to that program, effective May 1, 2007 through December 31, 2007, we will reduce CME Globex fees for electronically-traded Eurodollar options from $0.25 per trade to $0.15 per trade for members. Fees for non-members will decrease from $0.55 per trade to $0.25 per trade.

Equity Products

Trading volume growth in equity products was primarily due to a sharp rise in volatility in the equity market. Average volatility, as measured by the CBOE Volatility Index, increased by 29% in March 2007 when compared with March 2006.

The average daily volume of our E-mini equity products increased by 40% to 2.0 million contracts in the first quarter of 2007 when compared with the same period in 2006. In particular, CME E-mini S&P 500 futures and options volume increased 48% to 1.4 million contracts per day. The average daily volume for our electronically traded E-mini equity options increased to 66,000 contracts in 2007 from 27,000 contracts for the same period in 2006.

Foreign Exchange Products

The average daily volume of foreign exchange products grew primarily as a result of increased volatility in the foreign exchange market and technological enhancements, which facilitated faster trade execution and additional liquidity. Electronically-traded foreign exchange volume accounted for 90% of total foreign exchange volume in the first quarter of 2007 compared with 85% in the same period of 2006.

Average Rate Per Contract

The impact of the 30% increase in average daily trading volume was partially offset by a decrease in the average rate, or revenue, per contract. For the first quarter of 2007, the rate per contract decreased 1% to $0.644 from $0.652 for the same period in 2006, primarily due to the following factors:

•	Volume growth resulted in higher incentives and discounts, which reduced the average rate per contract by $0.015.

•	The percentage of trades executed by member customers increased to 81% of total volume in 2007 from 80% for the same period in 2006. We believe the increase is partly attributable to growth in volume generated from automated trading systems, which generally receive member rates.

These decreases were partially offset by a favorable impact resulting from an increase in the percentage of trades executed through the CME Globex platform, which generally result in additional fees.

A substantial portion of our clearing and transaction fees are billed to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of their customers. We currently have approximately 85 clearing firms. During the first quarter of 2007, one firm represented approximately 10% of our clearing and transaction fees revenue. Should a clearing firm discontinue operations, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue earned from any particular firm.

Processing Services. Revenues for the first quarter of 2007 increased primarily as a result of our new agreement with NYMEX, which began in June 2006, and increased trading volume at CBOT.

Revenue from services provided to NYMEX totaled $12.6 million based on average daily volume of 0.7 million contracts. We did not provide processing services to NYMEX during the first quarter of 2006.

CBOT’s average daily trading volume increased 24% to 3.9 million contracts in 2007 when compared with the same period in 2006. Higher trading volume produced incremental revenue of $3.8 million for the quarter.

Quotation Data Fees. The growth in revenues resulted primarily from fee increases implemented on January 1, 2007. Users of our basic service currently pay $50 per month for each market data screen, or device, compared with $40 per month in 2006. Aggregate fee increases in basic and other services contributed additional revenue of approximately $4.7 million in 2007 when compared with the same period in 2006.

During the first quarter of 2007, the two largest resellers of our market data generated approximately 56% of our quotation data fees revenue. Despite this concentration, we consider our exposure to significant risk of revenue loss to be minimal. In the event one of these vendors no longer subscribed to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller.

Expenses

	Quarter Ended March 31,
(dollars in millions)	2007	2006	Change
Compensation and benefits	$56.4	$49.8	13%
Communications	9.1	7.9	16
Technology support services	8.9	7.3	22
Professional fees and outside services	9.2	8.1	13
Depreciation and amortization	20.0	17.4	15
Occupancy	8.8	7.3	22
Licensing and other fee agreements	7.0	5.9	19
Marketing, advertising and public relations	6.0	3.1	93
Other	6.3	6.1	3

Total Expenses	$131.7	$112.9	17

Expense Highlights. Increases in total expenses for the first quarter were driven primarily by the following factors:

•	Compensation and benefits rose as a result of growth in average headcount, accompanied by increases in incentive pay, stock-based compensation, salaries and related benefits.

•	Depreciation and amortization and technology support services grew as a result of ongoing investments in equipment and software to expand our infrastructure and reduce processing speed.

•	Marketing, advertising and public relations increased primarily due to ongoing media advertising related to our global brand campaign.

Compensation and Benefits. The increase in 2007, when compared with the same period in 2006, consisted primarily of the following:

(dollars in millions)	Increase
Average headcount	$3.1
Bonus	1.8
Stock-based compensation	1.2
Net annual salary increases and changes in benefits and employer taxes	0.9

•	Average headcount rose by 8%, or 103 employees, in 2007 compared with the same period in 2006 due primarily to an increase in hiring to support technology initiatives such as NYMEX and FXMS. As of March 31, 2007, we had 1,459 employees.

•	Bonus expense accrued under the provisions of our annual incentive plan increased primarily due to improved operating performance relative to our cash earnings target in 2007 compared with 2006 performance relative to the related target, as well as salary raises for existing employees and growth in headcount.

•	Stock-based compensation increased primarily as a result of additional expense related to the June 2006 grant as well as an increase in the fair value per share of those options. The increase in fair value was primarily the result of the rise in our stock price.

Communications. Expense increased in 2007 when compared with the same period in 2006 as a result of continued growth in customer and data center connections as well as the implementation of bandwidth upgrades.

Technology Support Services. Additional maintenance and service contracts to support recent technology investments contributed to increased expense in 2007 when compared to the same period in 2006. Additional investments in technology, including an upgrade to our mainframe system in 2006, were part of a planned system expansion to increase capacity for peak volumes of transactions processed electronically.

Professional Fees and Outside Services. Professional fees, net of amounts capitalized for internally developed software, increased by $1.7 million in 2007 when compared with the same period in 2006 primarily due to consulting costs related to merger integration planning. This increase was partially offset by a decrease of $0.6 million in legal fees resulting from the completion of strategic initiatives in process during 2006.

Depreciation and Amortization. Depreciation and amortization of 2007 and 2006 property additions exceeded the depreciation and amortization of assets that have become fully depreciated or retired since January 1, 2006. This resulted in increased expense in 2007 when compared with the same period in 2006.

Property additions for 2007 and 2006 are summarized below. Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and the build-out of our data centers. Remaining property additions consist primarily of improvements to general-use facilities.

	Quarter Ended March 31,
(dollars in millions)	2007	2006
Total property additions, including landlord-funded leasehold improvements	$16.3	$16.6
Technology-related assets as a percentage of total additions	90%	98%

Occupancy. During the second half of 2006, we entered into two leases for additional office space in Chicago and London. The addition of this space resulted in incremental rent and utilities expense in 2007 when compared with the same period in 2006.

Licensing and Other Fee Agreements. Higher average daily trading volume in licensed products, particularly E-mini S&P products, resulted in incremental expense of $1.7 million in 2007 when compared with the same period in 2006. This increase was partially offset by a $0.6 million decrease in costs incurred under a fee sharing arrangement, which was eliminated effective February 5, 2007 under the terms of our renewed agreement with the Singapore Exchange Limited (SGX).

Marketing, Advertising, and Public Relations. Expense increased when compared with the same period in 2006 primarily as a result of ongoing media advertising in connection with the global brand campaign launched in the third quarter of 2006. Efforts to redesign and expand customer education programs also contributed to an increase in expense.

Non-Operating Income and Expense

	Quarter Ended March 31,
(dollars in millions)	2007	2006	Change
Investment income	$17.3	$11.5	52%
Securities lending interest income	32.9	27.7	19
Securities lending interest expense	(32.4)	(27.1)	20
Equity in losses of unconsolidated subsidiaries	(3.0)	(0.4)	n.m.

Total Non-Operating	$14.8	$11.7	27

n.m. not meaningful

Investment Income. Investment income increased in 2007, when compared with the same period in 2006, due to an increase in cash from operations as well as rising short-term interest rates. In anticipation of our merger with CBOT Holdings, Inc. (CBOT Holdings), we have reinvested funds from maturing investments in liquid, short-term investments. Annualized average rates of return and average investment balances indicated in the table below include short-term investments classified as cash and cash equivalents, marketable securities and a portion of clearing firms’ cash performance bonds and security deposits, but exclude our non-qualified deferred compensation plan. We exclude non-qualified deferred compensation plan earnings from this analysis, as there is an equal and offsetting amount in compensation and benefits expense.

	Quarter Ended March 31,
(dollars in millions)	2007	2006	Change
Annualized average rate of return	4.39%	3.60%	0.79%
Average investment balance	$1,538	$1,188	$350

Increase in income due to balance			$3.2
Increase in income due to rate			3.0

Securities Lending Interest Income and Expense. The average rate earned and paid increased in 2007 when compared with the same period in 2006 due to rising market interest rates. The spread between the average rate earned and the average rate paid decreased due to a reduction in market demand for the types of securities we have available to lend through this program.

	Quarter Ended March 31,
(dollars in billions)	2007	2006	Change
Average daily balance of funds invested	$2.5	$2.5	$—

Annualized average rate earned	5.39%	4.55%	0.84%
Annualized average rate paid	5.31	4.45	0.86

Net earned from securities lending	0.08	0.10	(0.02)

Equity in Losses of Unconsolidated Subsidiaries. This includes $2.9 million of losses from our investment in FXMS, as well as our proportionate share of losses from OneChicago, LLC.

Income Tax Provision

The effective tax rate increased to 39.6% from 39.3% in the first quarter when compared with the same period in 2006. The increase was due primarily to the impact of a valuation allowance required for the net operating losses generated by our Swapstream operations, which will not be deductible for tax purposes until there is a pattern of operating income from these operations. The impact of the valuation allowance was partially offset by an increase in investment income from tax-advantaged securities.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $177.8 million in the first quarter of 2007 compared with $115.8 million for the same period in 2006. This increase was primarily due to increased net income, partially offset by an increase in accounts receivable due to the record trading volume experienced in March 2007. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash provided by investing activities was $15.8 million in 2007 compared with cash used in investing activities of $0.4 million for the same period in 2006. The increase in cash was primarily due to additional proceeds from the maturities of marketable securities of $35.0 million, which were reinvested in cash and cash equivalents. This increase was partially offset by an additional investment in FXMS of $12.5 million.

Cash used in financing activities was $23.3 million in 2007 compared with $10.6 million for the same period in 2006. The increase in cash used was due primarily to an $8.2 million increase in cash dividends to shareholders as a result of our increased cash earnings in 2006 over the prior year. Prior year’s cash earnings is the basis used to determine the amount of the current year’s dividend.

On April 25, 2007, the Board of Directors declared a regular quarterly dividend of $0.86 per share payable on June 25, 2007 to the shareholders of record as of June 8, 2007. Assuming no changes in the number of shares outstanding, the dividend payment will total approximately $30.0 million.

Debt Instruments. We maintain an $800.0 million line of credit with a consortium of banks to be used in certain situations. The line of credit continues to be collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the second Interest Earning Facilities and any performance bond deposits of the defaulting firm. The line of credit can only be drawn on to the extent it is collateralized. Collateral available and on deposit was $1.2 billion at March 31, 2007.

In October 2005, we approved the use of CME-owned U.S. Treasury securities as performance bond collateral in lieu of, or in combination with, irrevocable letters of credit for our mutual offset agreement with SGX. We can pledge U.S Treasury securities up to a maximum of $100.0 million measured as the aggregate fair value at the time of the most recent collateral adjustment. At March 31, 2007, we were contingently liable on irrevocable letters of credit totaling $82.0 million and had pledged securities with a fair value of $65.6 million.

CME also guarantees a $5.0 million standby letter of credit for GFX Corporation (GFX). The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures positions. The letter of credit will be utilized in the event GFX defaults in meeting performance bond requirements to its clearing firm.

Liquidity and Cash Management. Cash and cash equivalents totaled $1.1 billion at March 31, 2007 and $969.5 million at December 31, 2006. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices, including our pending merger with CBOT Holdings. We expect the merger to close by mid-July 2007, conditional upon shareholder, CBOT member, and regulatory approvals as well as completion of customary closing conditions. If either CME Holdings or CBOT Holdings were to terminate the merger agreement, the terminating party may be required to pay the other party a termination fee of $240.0 million and to reimburse the other party for expenses up to $6.0 million. As of March 31, 2007, total capitalized transaction costs were $27.7 million, of which $15.0 million was incurred during the first quarter.

Current net deferred tax assets of $11.4 million and $7.2 million are included in other current assets at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, non-current net deferred tax assets, which are included in other assets, were $35.3 million and $30.9 million, respectively. Net deferred tax assets result primarily from depreciation and amortization, internally developed software, stock-based compensation and pension costs. Total acquired and accumulated net operating losses related to Swapstream were valued at $9.6 million as of March 31, 2007. Since Swapstream has not yet developed a pattern of operating income, our assessment at March 31, 2007 is that we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the deferred tax benefit arising from these net operating losses has been fully reserved.

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

Cash Earnings. Cash earnings is the primary financial metric used by us to measure our performance and is the basis for calculating dividends to shareholders and annual incentive payments to employees. It is calculated as net income plus depreciation and amortization expense (excluding amortization of intangible assets), plus stock-based compensation net of its tax effect and less capital expenditures. Depreciation and amortization and capital expenditure amounts used in the calculation exclude the impact of landlord-funded leasehold improvements. Cash earnings for the first quarter of 2007 and 2006 is calculated as follows (in millions):

	Quarter Ended March 31,
(dollars in millions)	2007	2006
Net income	$130.0	$91.4
Depreciation and amortization	19.5	17.1
Stock-based compensation	2.7	2.0
Capital expenditures	(15.3)	(16.6)

Cash Earnings	$136.9	$93.9

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, that SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The impact of the adoption of SFAS No. 159 will be dependent on the extent to which we elect to measure eligible items at fair value. We are currently assessing the impact, if any, that SFAS No. 159 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to various market risks, including those caused by changes in interest rates and foreign currency exchange rates. There was no material change in our exposure to market risks during the first quarter of 2007. Information regarding market risks as of December 31, 2006 is contained in Item 7A of our 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 16, 2007, Louisiana Municipal Police Employees’ Retirement System filed a class action complaint in the Delaware Court of Chancery against CBOT Holdings, its directors and CME Holdings. The complaint alleges, among other things, that CBOT Holdings and its directors breached their fiduciary duties related to the sale of CBOT Holdings by approving allegedly improper deal protection devices including a $240 million termination fee and a no-shop/no-talk provision. The complaint further alleges that CME Holdings aided and abetted the alleged breaches of fiduciary duty. The plaintiff seeks to enjoin the CBOT Holdings/CME merger. On March 19, 2007, the plaintiff filed a motion seeking expedited proceedings. A teleconference arguing the motion was held on March 21, 2007. Due to CBOT Holdings’ decision to postpone the April 4, 2007 special meeting of its shareholders to vote on the merger, the motion for expedited proceedings was denied. However, the court ordered that limited document discovery could proceed on an expedited basis. On April 9, 2007, CBOT Holdings, the director defendants and CME Holdings filed motions to dismiss the complaint. These motions are currently pending before the court. Based on its investigation to date and advice from legal counsel, we believe this suit is without merit and we intend to defend vigorously against these charges.

On October 14, 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc. filed suit against CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. On December 12, 2003, CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. On September 2, 2004, the judge granted CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. On March 25, 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. On June 6, 2005, CME and CBOT filed a motion to dismiss the complaint. On August 25, 2005, the judge denied the joint CME/CBOT motion to dismiss. The parties are currently engaged in discovery. On April 9, 2007, CME and CBOT filed two joint motions for summary judgment. Based on its investigation to date and advice from legal counsel, we believe this suit is without merit and we intend to defend vigorously against these charges.

Item 1A. Risk Factors

Other than the following updates to the “Additional Risks Relating to the Proposed Merger with CBOT Holdings,” there have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 1, 2007.

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

CME Holdings and CBOT Holdings expect to incur significant costs associated with transaction fees, professional services and other costs related to the merger. Specifically, CME Holdings and CBOT Holdings expect to incur approximately $107 million for transaction costs related to the merger. CME Group also will incur integration and restructuring costs following the completion of the merger as CME Group integrates the business of CBOT Holdings with that of CME Holdings. Although CME Holdings and CBOT Holdings expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, merger-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.

Completion of the merger is subject to the receipt of consents and approvals from, or the making of filings with, government entities that could delay completion of the merger or impose conditions that could have a material adverse effect on CME Group or that could cause abandonment of the merger.

On March 15, 2007, CBOT Holdings announced that it had received an unsolicited non-binding proposal letter from IntercontinentalExchange, Inc. (ICE) to merge with CBOT Holdings. In this transaction, holders of CBOT Holdings Class A common stock would receive 1.42 shares of ICE common stock for each share of CBOT Holdings Class A common stock or, should CBOT Holdings be the surviving entity, CBOT Holdings would issue the inverse number of CBOT Holdings Class A common stock for each share of ICE common stock.

On April 11, 2007, CME Holdings and CBOT Holdings announced a rescheduled date for the previously postponed special meetings of CME Holdings shareholders, CBOT Holdings shareholders and CBOT members to vote on the proposed merger. The meetings had been postponed to give the board of directors of CBOT Holdings, its special transaction committee and the board of directors of CBOT Holdings sufficient time to complete their review of the ICE proposal. The postponed meetings have been rescheduled to July 9, 2007. We cannot assure you that the merger will receive the required approvals from CME Holdings shareholders, CBOT Holdings shareholders or CBOT members.

The merger is also subject to review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, by either the Antitrust Division of the U.S. Department of Justice or the U.S. Federal Trade Commission. Under this statute, CME Holdings and CBOT Holdings are required to make pre-merger notification filings and to await the expiration of the statutory waiting period prior to completing the merger. On December 1, 2006, CME Holdings and CBOT Holdings each received requests for additional information (Second Request) regarding the merger from the Department of Justice. The Second Request extends the initial waiting period under the statute during which the Department of Justice is permitted to review a proposed transaction until 30 days after the parties have substantially complied with the Second Request, unless that period is terminated earlier by the Department of Justice or, if the Department of Justice objects to the merger, it obtains an injunction from a court.

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

In order to finance the cash portion of the merger consideration, CME Holdings expects to incur incremental borrowings of up to $2.0 billion, depending on the elections made by CBOT Holdings Class A shareholders with respect to the merger consideration. We have not obtained any commitments for the financing. As of September 30, 2006, on a pro forma basis after giving effect to the merger, assuming that CME Holdings pays the maximum amount of cash available to CBOT Holdings Class A shareholders of $3.0 billion, CME Group would have had $2.0 billion in indebtedness outstanding. This level of indebtedness may:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	86	$509.75	—	—
February 1 to February 28	—	$—	—	—
March 1 to March 31	—	$—	—	—
Total	86	$509.75	—	—

All of the share amounts set forth in the above table represent shares of the Company’s Class A common stock that were surrendered to the Company in order to fulfill tax withholding obligations of an employee upon the vesting of restricted stock on January 3, 2007.

Item 6. Exhibits

10.1*	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Omnibus Stock Plan, amended and restated effective as of April 25, 2007 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Current Report on Form 8-K, filed with the SEC on April 30, 2007, File No. 000-33379)

10.2*	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Annual Incentive Plan, amended and restated effective as of April 25, 2007 (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Holdings Inc.’s Current Report on Form 8-K, filed with the SEC on April 30, 2007, File No. 000-33379)

10.3*	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Plan consisting of the grandfathered Supplemental Retirement Plan, dated March 1, 2007, and the Amended and Restated 409A Supplemental Executive Retirement Plan, effective January 1, 2005

10.4*	Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan (SMSDSP) consisting of the grandfathered SMSDSP, dated March 1, 2007, and the Amended and Restated 409A SMSDSP, effective January 1, 2005

31.1	Section 302 Certification—Craig S. Donohue

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
(Registrant)

Dated: May 7, 2007	By:	/s/ James E. Parisi
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer