Form 10-Q
period 2007-06-30
CME GROUP INC.
filed 2007-08-03
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-33379

CME GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4459170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20 South Wacker Drive, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 930-1000

(Registrant’s telephone number, including area code)

Chicago Mercantile Exchange Holdings Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 25, 2007 was as follows: 54,764,217 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CME GROUP INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Effective July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings). Immediately following the merger, the combined company was renamed “CME Group Inc.” Items 1, 2 and 3 of this report include only the consolidated financial results of CME Holdings and its subsidiaries as of and through June 30, 2007.

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you to not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

•	our ability to realize the anticipated benefits from our merger with CBOT Holdings and successfully integrate the businesses;

•	increasing foreign and domestic competitors, including increased competition from new entrants into our markets and consolidation of existing entities;

•	our ability to keep pace with rapid technological developments, including our ability to complete the development and implementation of the enhanced functionality required by our customers;

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

•	the ability of our financial safeguards package to adequately protect us from the credit risks of our clearing members;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

•	economic, political and market conditions;

•	our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of performance of our systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax on futures and options on futures transactions; and

•	the seasonality of the futures business.

For a detailed discussion of these and other factors that might affect our performance, see our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (SEC) on March 1, 2007 and Item 1A of this Report and our Quarterly Report for the quarter ended March 31, 2007, filed with the SEC on May 8, 2007.

The Globe logo, CME, Chicago Mercantile Exchange, CME Group, Globex and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of the Board of Trade of the City of Chicago, Inc. TRAKRS and Total Return Asset Contracts are trademarks of Merrill Lynch & Co., Inc. These trademarks are used herein under license. All other trademarks are the property of their respective owners. Further information about CME Group and its products can be found at http://www.cmegroup.com/. Information made available on our Web site does not constitute a part of this report.

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

In this Quarterly Report on Form 10-Q, we refer to our cash earnings, a non-GAAP number. A reconciliation of our cash earnings to net income for the six months ended June 30, 2007 and 2006 is set forth on page 21.

Item 1.	Financial Statements

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$1,174,947	$969,504
Collateral from securities lending	2,435,851	2,130,156
Marketable securities available for sale, including pledged securities of $65,557 and $100,729	203,159	269,516
Accounts receivable, net of allowance of $689 and $552	158,301	121,128
Other current assets	43,064	37,566
Cash performance bonds and security deposits	974,603	521,180

Total current assets	4,989,925	4,049,050
Property, net of accumulated depreciation and amortization of $376,050 and $346,531	179,453	168,755
Other assets	134,355	88,700

Total Assets	$5,303,733	$4,306,505

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$25,824	$25,552
Payable under securities lending agreements	2,435,851	2,130,156
Other current liabilities	76,479	78,466
Cash performance bonds and security deposits	974,603	521,180

Total current liabilities	3,512,757	2,755,354
Other liabilities	50,220	32,059

Total Liabilities	3,562,977	2,787,413

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860,000 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 138,000,000 shares authorized, 34,911,601 and 34,835,588 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	349	348
Class B common stock, $0.01 par value, 3,138 shares authorized, issued and outstanding	—	—
Additional paid-in capital	435,248	405,514
Retained earnings	1,308,375	1,116,209
Accumulated other comprehensive loss	(3,216)	(2,979)

Total Shareholders’ Equity	1,740,756	1,519,092

Total Liabilities and Shareholders’ Equity	$5,303,733	$4,306,505

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Clearing and transaction fees	$252,723	$228,519	$510,964	$429,316
Processing services	37,560	20,184	72,319	38,309
Quotation data fees	24,326	20,579	49,342	40,679
Access fees	5,519	4,875	10,980	9,753
Communication fees	2,024	2,173	4,040	4,399
Other	6,857	5,879	13,695	11,470

Total Revenues	329,009	282,209	661,340	533,926

Expenses
Compensation and benefits	56,729	48,055	113,129	97,892
Communications	8,850	7,945	17,929	15,793
Technology support services	8,645	7,656	17,537	14,918
Professional fees and outside services	12,110	9,622	21,282	17,753
Depreciation and amortization	20,428	17,596	40,417	34,983
Occupancy	9,361	7,223	18,188	14,471
Licensing and other fee agreements	6,794	6,929	13,829	12,861
Marketing, advertising and public relations	7,116	3,987	13,099	7,083
Other	6,755	6,400	13,102	12,534

Total Expenses	136,788	115,413	268,512	228,288

Operating Income	192,221	166,796	392,828	305,638

Non-Operating Income and Expense
Investment income	19,394	12,726	36,699	24,135
Securities lending interest income	35,520	23,360	68,410	51,096
Securities lending interest expense	(34,331)	(22,769)	(66,756)	(49,866)
Equity in losses of unconsolidated subsidiaries	(3,371)	(219)	(6,391)	(608)

Total Non-Operating	17,212	13,098	31,962	24,757

Income Before Income Taxes	209,433	179,894	424,790	330,395

Income tax provision	(83,558)	(70,361)	(168,887)	(129,449)

Net Income	$125,875	$109,533	$255,903	$200,946

Earnings per Common Share:
Basic	$3.61	$3.16	$7.34	$5.81
Diluted	3.57	3.12	7.26	5.73

Weighted Average Number of Common Shares:
Basic	34,882	34,639	34,867	34,610
Diluted	35,242	35,096	35,236	35,070

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2006	34,835,588	3,138	$405,862	$1,116,209	$(2,979)	$1,519,092
Cumulative effect of adopting new accounting standard				(3,720)		(3,720)

Balance at January 1, 2007	34,835,588	3,138	405,862	1,112,489	(2,979)	1,515,372
Comprehensive income:
Net income				255,903		255,903
Change in net unrealized loss on securities, net of tax of $482					736	736
Change in net actuarial pension loss, net of tax of $858					(1,275)	(1,275)
Change in foreign currency translation adjustment, net of tax of $200					302	302

Total comprehensive income						255,666
Cash dividends on common stock of $1.72 per share				(60,017)		(60,017)
Exercise of stock options	66,341		6,246			6,246
Excess tax benefits from option exercises and restricted stock vesting			11,814			11,814
Vesting of issued restricted Class A common stock	5,553
Shares issued to Board of Directors	2,922		1,500			1,500
Shares issued under the Employee Stock Purchase Plan	1,197		662			662
Stock-based compensation			9,513			9,513

Balance at June 30, 2007	34,911,601	3,138	$435,597	$1,308,375	$(3,216)	$1,740,756

Balance at December 31, 2005	34,544,719	3,138	$325,193	$796,398	$(2,907)	$1,118,684
Comprehensive income:
Net income				200,946		200,946
Change in net unrealized loss on securities, net of tax of $181					(277)	(277)

Total comprehensive income						200,669
Cash dividends on common stock of $1.26 per share				(43,659)		(43,659)
Sale of membership shares by OneChicago, LLC, net of tax of $1,717			2,603			2,603
Exercise of stock options	124,387		6,584			6,584
Excess tax benefits from option exercises and restricted stock vesting			18,680			18,680
Vesting of issued restricted Class A common stock	6,544
Shares issued to Board of Directors	2,158		935			935
Shares issued under the Employee Stock Purchase Plan	1,086		479			479
Stock-based compensation			6,867			6,867

Balance at June 30, 2006	34,678,894	3,138	$361,341	$953,685	$(3,184)	$1,311,842

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$255,903	$200,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,417	34,983
Stock-based compensation	9,513	6,867
Amortization of shares issued to Board of Directors	678	316
Change in deferred income taxes	(13,275)	(15,616)
Equity in losses of unconsolidated subsidiaries	6,391	608
Net amortization (accretion) of premiums and discounts on marketable securities	(354)	366
Amortization of purchased intangibles	817	474
Change in allowance for doubtful accounts	137	(29)
Change in accounts receivable	(37,310)	(43,684)
Change in other current assets	(1,755)	(3,868)
Change in other assets	(3,079)	(1,532)
Change in accounts payable	272	(190)
Change in other current liabilities	(10,372)	12,367
Change in other liabilities	12,809	3,020

Net Cash Provided by Operating Activities	260,792	195,028

Cash Flows from Investing Activities:
Purchases of property, net	(50,071)	(39,478)
Proceeds from maturities of marketable securities	136,639	35,801
Purchases of marketable securities	(65,492)	—
Merger-related transaction costs	(19,077)	—
Capital contributions to FXMarketSpace Limited	(14,452)	—
Contingent consideration for Liquidity Direct Technology, LLC assets	(1,601)	(966)
Capital contributions to OneChicago, LLC	—	(1,215)

Net Cash Used in Investing Activities	(14,054)	(5,858)

Cash Flows from Financing Activities:
Cash dividends	(60,017)	(43,659)
Proceeds from exercise of stock options	6,246	6,584
Excess tax benefits related to employee option exercises and restricted stock vesting	11,814	18,680
Proceeds from Employee Stock Purchase Plan	662	479

Net Cash Used in Financing Activities	(41,295)	(17,916)

Net change in cash and cash equivalents	205,443	171,254
Cash and cash equivalents, beginning of period	969,504	610,891

Cash and Cash Equivalents, End of Period	$1,174,947	$782,145

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$168,116	$108,475
Non-cash investing activities:
Change in net unrealized securities gains (losses)	1,218	(458)
Sale of membership shares by OneChicago, LLC	—	4,320
Change in foreign currency translation	502	—

See accompanying notes to unaudited consolidated financial statements.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Effective July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings). Immediately following the merger, the combined company was renamed “CME Group Inc.” The financial statements and accompanying notes presented in this report include only the consolidated financial results of CME Holdings and its subsidiaries as of and through June 30, 2007.

The accompanying interim consolidated financial statements have been prepared by CME Holdings without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

The consolidated financial statements consist of CME Holdings and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. and its subsidiaries (CME or the exchange). In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2007 and December 31, 2006, and the results of operations and its cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

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

Beginning in February 2007, CME began clearing over-the-counter foreign exchange products for FXMarketSpace Limited (FXMS). CME requires the deposit and maintenance of performance bonds and security deposits for these products. The cash portion of these performance bonds and security deposits are reflected in the consolidated balance sheet as of June 30, 2007.

3. Contingencies and Guarantees

Legal Matters. On March 16, 2007, Louisiana Municipal Police Employees’ Retirement System (LAMPERS) filed a class action complaint in the Delaware Court of Chancery against CBOT Holdings, its directors and CME Holdings. The complaint alleges, among other things, that CBOT Holdings and its directors breached their fiduciary duties related to the sale of CBOT Holdings by approving allegedly improper deal protection devices including a $240.0 million termination fee and a no-shop/no-talk provision. The complaint further alleges that CME Holdings aided and abetted the alleged breaches of fiduciary duty. Based on revisions to the merger providing for the special dividend and granting appraisal rights to holders of shares of CBOT Holdings, the company and LAMPERS have reached a memorandum of understanding for the settlement of this litigation, which was contingent upon the closing of the merger and remains subject to final approval of the court. As part of the settlement, the company has agreed to pay the fees and expenses of plaintiff’s counsel in an amount not to exceed $7.4 million. We expect to recognize these settlement costs in the third quarter of 2007.

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

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) each maintain collateral payable to the other exchange under their mutual offset agreement. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At June 30, 2007, CME was contingently liable to SGX on irrevocable letters of credit totaling $94.0 million and had pledged securities with a fair value of $65.6 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of security deposits and performance bonds of the defaulting clearing firm.

4. Investments in Joint Ventures and Related Party Transactions

CME provides trading, clearing, regulatory and billing services to FXMS. In connection with these services, CME has accounts receivable outstanding as of June 30, 2007 of $2.7 million for certain system development and implementation costs incurred, including $1.5 million of reimbursable operating costs paid on behalf of FXMS. As of December 31, 2006, $4.9 million was included in accounts receivable, including reimbursable operating costs paid on behalf of FXMS of $2.4 million. Deferred revenue related to future services totaled $10.4 million and $10.2 million, respectively, as of June 30, 2007 and December 31, 2006 and is included in other current liabilities and other liabilities. Deferred revenue is recognized on a straight-line basis over the term of service, which began in February 2007. Recognition of deferred revenue and monthly fees earned for ongoing trading, clearing, regulatory and billing services totaled $0.7 million and $1.1 million, respectively, for the quarter and six months ended June 30, 2007. During the first six months of 2007, CME made additional capital contributions to FXMS of $14.5 million under the terms of the joint venture agreement.

5. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the Board of Directors, was $10.2 million for the six months ended June 30, 2007 and $7.2 million for the six months ended June 30, 2006. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $4.1 million and $2.9 million for the six months ended June 30, 2007 and 2006, respectively.

In the first half of 2007, the company granted employees stock options totaling 124,945 shares under the Omnibus Stock Plan. The options have a ten-year term with exercise prices ranging between $533 and $553 per share, the closing market prices on the dates of grant. The fair value of these options totaled $24.5 million, measured at the grant dates using the Black-Scholes valuation model. The Black-Scholes fair value of the option grants was calculated using the following assumptions: dividend yield ranging from 0.6% to 0.7%; expected volatility ranging from 25.4% to 30.0%; risk-free interest rate ranging from 4.5% to 5.1%; and expected life of 6.5 years. The grant date weighted average fair value of options granted during the first two quarters was $196 per share.

Year to date, the company also granted 3,945 shares of restricted Class A common stock which generally have a vesting period of five years. The fair value of these grants is $2.2 million, which is recognized as compensation expense on an accelerated basis over the vesting period.

CME Holdings issued 2,922 and 2,158 shares of Class A common stock to its non-executive directors during the first two quarters of 2007 and 2006, respectively. The fair value of these grants was $1.5 million and $0.9 million, respectively. These shares are not subject to any vesting restrictions.

6. Income Taxes

As of January 1, 2007, the company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertain Tax Positions.” At adoption, the company recorded a cumulative effect adjustment that reduced the balance of retained earnings as of January 1, 2007. At adoption, the company had gross unrecognized tax benefits of $5.3 million. Net of the tax impact in other jurisdictions, these unrecognized tax benefits were $3.8 million and would be recorded as a net reduction to income tax expense if recognized in the future. The company classifies interest and penalties related to uncertain tax positions in income tax expense. Total interest and penalties related to the unrecognized tax benefits were $1.3 million at adoption. There have been no material changes in unrecognized tax benefits or interest and penalties related to unrecognized tax benefits since adoption.

The company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Substantially all federal, state, local and foreign income tax matters have been concluded for years through 2002.

7. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options and restricted stock awards of approximately 134,000 and 131,000 were anti-dilutive for the quarter and six months ended June 30, 2007, respectively. Approximately 131,000 outstanding stock options and restricted stock awards were anti-dilutive for the quarter and six months ended June 30, 2006. These shares were not included in the diluted earnings per share calculation.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net Income	$125,875	$109,533	$255,903	$200,946

Weighted Average Number of Common Shares:
Basic	34,882	34,639	34,867	34,610
Effect of stock options	350	446	357	448
Effect of restricted stock grants	10	11	12	12

Diluted	35,242	35,096	35,236	35,070

Earnings per Share:
Basic	$3.61	$3.16	$7.34	$5.81
Diluted	3.57	3.12	7.26	5.73

8. Merger with CBOT Holdings

Effective July 12, 2007, pursuant to the merger agreement dated October 17, 2006, as amended, CBOT Holdings merged with and into CME Holdings. Under the terms of the merger agreement, CBOT Holdings’ shareholders received 0.375 shares of Class A common stock of CME Holdings for each share of Class A common stock of CBOT Holdings issued and outstanding immediately prior to the effective time of the merger. A total of 19.8 million shares of CME Holdings Class A common stock were issued in conjunction with the merger. In addition, CBOT Holdings’ shareholders of record as of the close of trading on the closing date of the merger received a special cash dividend of $9.14 per share. The special cash dividend was funded with a combination of cash and short-term investments of CBOT Holdings.

In conjunction with the merger, CME Group amended its articles of incorporation to raise the number of authorized Class A common stock from 138.0 million shares to 1.0 billion shares.

Under purchase accounting, CME Holdings is considered the acquirer of CBOT Holdings and the total purchase price will be allocated to the assets acquired and liabilities assumed from CBOT Holdings based on their fair values as of July 12, 2007. The financial results of CBOT Holdings will be included in the consolidated financial results of CME Group starting on July 13, 2007.

9. Subsequent Events

On August 1, 2007, the company commenced its tender offer to repurchase up to 6,250,000 shares at $560 per share. Assuming that all shares are tendered, the aggregate purchase price, including all related fees and expenses, will be approximately $3.5 billion. The repurchase of shares and the payment of related fees and expenses will be funded with a combination of cash on hand, commercial paper and/or a revolving loan facility.

The company has entered into a 364-day revolving loan facility, as of July 27, 2007, which provides for revolving loans of up to $3.0 billion. While the company currently intends to fund the tender offer and the related fees and expenses entirely with the proceeds of the issuance of commercial paper and cash on hand, the revolving loan facility can be used to fund the tender offer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effective July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings). Immediately following the merger, the combined company was renamed “CME Group Inc.” The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes only the consolidated financial results of CME Holdings and its subsidiaries as of and through June 30, 2007. The following discussion is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements, the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in CME Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

References in this discussion and analysis to “we” and “our” are to CME Holdings and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. and its subsidiaries, collectively.

Results of Operations

Financial Highlights

•	Total revenues grew by 17% and 24% in the second quarter and first six months of 2007, respectively, primarily due to increases in clearing and transaction fees and processing services.

•

Total expenses increased by 19% in the second quarter driven mostly by increases in compensation and benefits and merger-related expenses including professional fees and marketing, advertising and public relations. Ongoing hardware and software purchases related to capacity and processing speed enhancements and occupancy of additional office space also contributed to the increase in expenses.

Year to date, total expenses increased by 18% due primarily to higher compensation and benefits costs, merger-related expenses, and increased technology-related spending.

We are in the process of finalizing merger-related staffing, technology and facilities plans. We expect to begin incurring restructuring charges as a result of these plans in the second half of 2007. The amount of restructuring charges is not determinable at this time; however, the impact is expected to be material. With respect to the provisions of the merger, we may also incur material costs related to the guarantee of Chicago Board of Options Exchange exercise right privileges. The expenses related to this guarantee are not determinable at this time.

•

Operating margin, which we define as operating income expressed as a percentage of total revenues, remained relatively stable at 58% in the second quarter of 2007 compared to 59% in the same period in 2006. Year to date, our operating margin increased to 59% from 57% for the same period in 2006.

•	Cash earnings increased by $59.5 million to $259.4 million for the first half of 2007 compared with the same period in 2006.

Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	Change	2007	2006	Change
Clearing and transaction fees	$252.7	$228.5	11%	$511.0	$429.3	19%
Processing services	37.6	20.2	86	72.3	38.3	89
Quotation data fees	24.3	20.6	18	49.3	40.7	21
Access fees	5.5	4.9	13	11.0	9.7	13
Communication fees	2.0	2.1	(7)	4.0	4.4	(8)
Other	6.9	5.9	17	13.7	11.5	19

Total Revenues	$329.0	$282.2	17	$661.3	$533.9	24

Revenue Highlights. Revenues grew for the quarter and year-to-date periods primarily due to the following:

•	Higher trading volumes due to changing market expectations surrounding interest rates as well as market volatility contributed to increases in clearing and transaction fees.

•

Our current agreement with New York Mercantile Exchange (NYMEX), which became effective in June 2006, and volume growth at Chicago Board of Trade (CBOT) resulted in additional processing services revenue.

•	Increased monthly subscriber fees, which became effective January 1, 2007, generated additional revenue from our information products offerings.

Clearing and Transaction Fees. The increase in revenues was due to trading volume growth partially offset by a decrease in the average rate per contract. The following table summarizes average daily trading volume (in thousands) and revenues. All amounts exclude TRAKRS, Swapstream and auction-traded products.

	Quarter Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
CME Product Line Volume:
Interest rate	3,560	3,255	9%	3,599	3,088	17%
Equity	2,161	1,921	12	2,164	1,739	24
Foreign exchange	527	471	12	541	439	23
Commodity and alternative investment	75	81	(7)	84	80	4

Total Average Daily Volume	6,323	5,728	10	6,388	5,346	19

CME Globex Volume	4,704	4,022	17	4,759	3,731	28
CME Globex Volume as a Percentage of Total Volume	74%	70%		75%	70%
Clearing and Transaction Fees (in millions)	$252.6	$228.0		$510.5	$428.6
Average Rate per Contract	$0.624	$0.632		$0.634	$0.641

Volume

Overall trading volume growth is primarily attributable to increased uncertainty regarding interest rates and increased volatility in the equity markets. We believe that an increase in the use of automated trading systems by our customers also contributed to volume growth.

Interest Rate Products

Trading volume for interest rate products grew for the quarter and year-to-date periods primarily as a result of market reactions to inflationary concerns and unease surrounding the sub-prime debt market. We also believe that volume increases are attributable to growth in the use of automated trading systems.

Quarter to date, average daily volume for electronically-traded CME Eurodollar futures contracts increased 20% to an average 2.1 million contracts per day when compared with the same period in 2006. In addition, the average daily volume of CME Eurodollar options traded electronically grew to 106,000 contracts in the second quarter of 2007 from 89,000 contracts for the same period in 2006.

Year to date, volume for CME Eurodollar futures contracts traded electronically increased 29% to an average of 2.2 million contracts per day in 2007 when compared with the first six months of 2006. Additionally, volume for electronically-traded CME Eurodollar options increased to an average of 100,000 contracts per day in 2007 from 71,000 contracts per day for the same period in 2006.

To increase electronic trading of CME Eurodollar options, we launched an incentive program in April 2006. The program provided a reduced fee schedule through June 2007 for customers meeting percentage thresholds for electronic trading of CME Eurodollar options. In addition, we have reduced CME Globex fees for electronically-traded Eurodollar options from $0.25 per trade to $0.15 per trade for members and from $0.55 per trade to $0.25 per trade for non-members, effective from May 1, 2007 through December 31, 2007.

Equity Products

We believe the increase in average daily volume for equity products for both the quarter and year to date was due in part to new market participants and additional usage of automated trading systems by our customers. Year to date, volume growth was largely attributable to higher market volatility, as measured by the CBOE Volatility Index, which occurred primarily in March 2007.

Quarter to date, the overall growth in equity products includes an increase in average daily volume for CME E-mini S&P 500 futures and options of 18% to 1.4 million contracts per day in 2007 compared with the same period in 2006. In addition, the average daily volume for our electronically traded E-mini equity options increased to an average of 81,000 contracts per day in 2007 from 42,000 for the same period in 2006.

Year to date, growth in equity products was experienced primarily in the E-mini S&P 500 contracts which increased by 31% to an average of 1.4 million contracts per day in 2007 compared with the same period in 2006. Year to date, the average daily volume of our E-mini equity index options traded electronically increased to 74,000 contracts in 2007 from 34,000 contracts for the same period in 2006.

As announced in June 2007, our license to list Russell-based contracts will terminate in September 2007. Open contracts will continue to be listed through expiration. The last contracts will expire in September 2008. Through June 30, average daily volume for Russell-based contracts was 221,000 for 2007. We will be launching new E-mini S&P small cap futures and options contracts, based on the S&P 600 Index, to replace the Russell-based contracts.

Foreign Exchange Products

The increase in trading volume of foreign exchange products was fueled in part by declines in the U.S. dollar relative to other major currencies. We believe that the entrance of new market participants using automated trading systems and market reactions to events in the fixed income market also contributed to volume growth. In the second quarter and the first six months of 2007, electronically-traded volume accounted for 90% of total foreign exchange product volume, compared with 88% and 86% during the second quarter and the first six months of 2006, respectively.

Average Rate Per Contract

A decrease in the average rate, or revenue, per contract partially offset increases in average daily volume in the second quarter and in the first six months of 2007.

While volume increased 10% for the second quarter, the average rate per contract decreased by 1% to $0.624 from $0.632 for the same period in 2006, primarily due to the following factors:

•

Trades executed by member and special program customers, as a percentage of total trading volume, increased to 85% in the second quarter of 2007 compared with 84% during the same period in 2006. We believe that increased volume from automated trading systems, which typically receive member rates, contributed to this increase.

•

Overall volume growth from interest rate and foreign exchange products resulted in incentives and discounts which reduced the average rate per contract by $0.060 in the second quarter of 2007 compared with $0.55 in the same period of 2006.

Year to date, the average rate per contract decreased by 1% to $0.634 from $0.641 when compared with the same period in 2006. This decrease in rate per contract was primarily due to the following factors:

•

The percentage of trades executed by member and special program customers, as a percentage of total trades, increased from 84% in 2006 to 85% in 2007. We believe this shift is primarily attributable to growth in volume generated from automated trading systems, which typically receive member rates.

•

Higher incentives and discounts due to increased trading volume from interest rate and foreign exchange products resulted in an unfavorable impact on the average rate per contract of $0.056 in 2007 compared with $0.054 in 2006.

For the second quarter and the first six months of 2007, an increase in the percentage of trades executed on the CME Globex platform partially offset the overall decrease in the average rate per contract. In general, we assess higher fees on electronically executed trades. We also experienced a shift in volume from interest rate products to higher-priced E-mini equity products. As a percentage of total volume, E-mini equity volume increased by 1% in the second quarter and year to date when compared with the same periods in 2006.

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of their customers. At the end of the quarter we had approximately 90 clearing firms. One firm represented approximately 11% of our clearing and transaction fees revenue for the first six months of 2007. Should a clearing firm discontinue operations, we believe the customer portion of that firm’s trading activity would likely transfer to other clearing firms of the exchange. Therefore, we do not believe this exposes us to significant risk from the loss of revenue earned from a particular firm.

Processing Services. The increase in revenues for the second quarter and year to date is primarily due to our current agreement with NYMEX and increased trading volume at CBOT.

In 2007, revenues generated from trade matching services provided to NYMEX totaled $13.5 million and $26.1 million in the second quarter and year to date, respectively. This revenue is based on average daily volume of 0.7 million contracts for both the second quarter and year to date. Our 10-year agreement with NYMEX, which began in June 2006, generated revenues of $0.6 million in the second quarter of 2006.

CBOT had average daily volumes of 4.0 million and 3.9 million contracts for the second quarter and year to date, respectively, representing a 21% and 23% increase, respectively, when compared with the same periods in 2006. This increase in volume produced incremental revenues of $4.0 and $7.7 million for the second quarter and year to date, respectively, when compared with the same periods in 2006.

Quotation Data Fees. On January 1, 2007, we implemented an increase in our market data fees. Users of our basic service currently pay $50 per month for each market data screen, or device, compared with $40 per month in 2006. This fee increase combined with fee increases in other quotation data services contributed additional revenue of $4.7 million and $9.5 million for the second quarter and year to date, respectively, when compared with the same periods in 2006. This increase was partially offset by a slight decrease in the number of devices used by our customers.

Year to date, the two largest resellers of our market data generated approximately 55% of our quotation data fees revenue in 2007. However, we consider exposure to significant risk of revenue loss to be minimal. In the event one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller.

Other Revenue. Other revenue increased in 2007 when compared with 2006 primarily due to an increase in trading gains generated by GFX Corporation (GFX), the acquisition of Swapstream, and services provided to FXMarketSpace Limited (FXMS).

Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	Change	2007	2006	Change
Compensation and benefits	$56.7	$48.1	18%	$113.1	$97.9	16%
Communications	8.9	7.9	11	17.9	15.8	14
Technology support services	8.6	7.7	13	17.6	14.9	18
Professional fees and outside services	12.1	9.6	26	21.3	17.7	20
Depreciation and amortization	20.4	17.6	16	40.4	35.0	16
Occupancy	9.4	7.2	30	18.2	14.5	26
Licensing and other fee agreements	6.8	6.9	(2)	13.8	12.9	8
Marketing, advertising and public relations	7.1	4.0	78	13.1	7.1	85
Other	6.8	6.4	6	13.1	12.5	5

Total Expenses	$136.8	$115.4	19	$268.5	$228.3	18

Expense Highlights. Increases in total expenses for the second quarter and year-to-date periods were driven primarily by the following factors:

•	Annual salary increases and rising costs of related benefits as well as increases in average headcount and stock-based compensation resulted in higher compensation and benefits expense.

•	Marketing, advertising and public relations increased primarily due to ongoing media advertising related to our global brand campaign and advertising costs related to the merger with CBOT Holdings.

•	Improvements to our infrastructure and facilities required additional purchases of equipment and software, which resulted in increased depreciation and technology maintenance expense.

•

Total merger-related expenses were $7.0 million and $8.7 million in the second quarter and the first six months of 2007, respectively. Merger-related expenses are primarily attributable to integration planning, advertising and public relations.

In March 2007, Louisiana Municipal Police Employees’ Retirement System (LAMPERS) filed a class action complaint against CBOT Holdings, its directors and CME Holdings. Subsequently, we reached a settlement with LAMPERS, which was contingent on the closing of the merger. Subject to final approval of the court, we have agreed to pay LAMPERS’ counsel fees and expenses up to $7.4 million. We expect to recognize these settlement costs in the third quarter of 2007.

Compensation and Benefits. The net increase for the second quarter and year to date, when compared with the same periods in 2006, consisted primarily of the following:

	Increase (Decrease)
(in millions)	Quarter to Date	Year to Date
Average headcount	2.8	5.9
Annual salary increases and changes in benefits and employer taxes, net	2.5	3.5
Stock-based compensation	1.5	2.7
Non-qualified deferred compensation plan earnings	1.4	1.0
Capitalization of software development	0.7	0.4
Bonus	(0.6)	1.3

•

Average headcount increased by 7%, or about 100 employees, in the second quarter and first half of 2007 compared with the same periods in 2006. These increases were due primarily to an increase in hiring to support technology initiatives such as NYMEX and FXMS. As of June 30, 2007, we had approximately 1,450 employees.

•

Stock-based compensation increased primarily due to recognition of additional expense related to the options granted in June of 2007 and the full impact in 2007 of the expense related to the June 2006 grant. In addition, there was an increase in the total fair value of options granted in 2006 relative to prior year grants.

•

Earnings on our non-qualified deferred compensation plan balances are included in compensation and benefits expense but do not affect net income because of an equal and offsetting change in investment income.

•	For the second quarter and first six months of 2007, there was an increase in compensation and benefits expense primarily due to a decrease in software development related to FXMS.

•

During the second quarter of 2007, there was a decrease in the bonus expense accrued under the provisions of our annual incentive plan when compared with the same period in 2006. During the second quarter of 2006, we experienced a significant increase in operating results when compared to the first quarter of that year. As a result, bonus expense in the second quarter of 2006 increased significantly to attain the appropriate level of year-to-date expense. Year to date 2007, bonus expense accrued under the provisions of our annual incentive plan increased as a result of a larger target pool due to higher salaries and headcount offset by a decrease in performance relative to the cash earnings target.

Communications. Continued growth in customer and data center connections and bandwidth upgrades contributed to an increase in expense for the second quarter and year-to-date periods when compared with the same periods in 2006.

Technology Support Services. Expense increased in the second quarter and for the year-to-date period when compared with the same periods in 2006 due to additional maintenance and service contracts put in place to support technology investments. Additional investments in technology, including an upgrade to our network and mainframe system in 2006, led to increased ongoing maintenance costs as part of a planned system expansion to increase capacity for peak volumes of transactions processed electronically.

Professional Fees and Outside Services. Total professional fees and outside services include merger-related costs of $3.4 million and $4.5 million, respectively, for the second quarter and first six months of 2007.

Technology-related and other professional fees, net of amounts capitalized for internally developed software, increased by $1.8 million and $3.1 million for the second quarter and year-to-date periods, respectively, primarily due to consulting services to support merger integration as well as other non-capitalizable software development initiatives.

Additionally, legal fees increased $0.3 million for the second quarter compared with the same period in 2006 due to litigation costs related to the ongoing antitrust suit filed by Eurex U.S. in 2003, as well as legal proceedings arising as a result of our merger with CBOT. For the first six months of 2007, legal fees decreased by $0.3 million as additional legal fees related to litigation were more than offset by a decrease in legal fees incurred for strategic initiatives in process during 2006 that were subsequently completed.

Depreciation and Amortization. Depreciation and amortization of 2007 and 2006 property additions exceeded the depreciation and amortization of assets that have become fully depreciated or retired since January 1, 2006, resulting in an increase in depreciation and amortization expense. Additionally, there was an increase in amortization expense for intangible assets related to Swapstream and FXMS.

Property additions for 2007 and 2006 are summarized below. Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and the build-out of our data centers. During the second quarter and first six months of 2007, increased spending for improvements to our newly leased Chicago office space resulted in a decrease in technology-related assets as a percentage of total additions.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2007	2006	2007	2006
Total property additions, including landlord-funded leasehold improvements	$33.8	$22.9	$50.1	$39.5
Technology-related assets as a percentage of total additions	78%	95%	82%	96%

Occupancy. We entered into two leases for additional office space in Chicago and London during the second half of 2006. These new leases resulted in additional rent and utilities expense for both the quarter and year-to-date periods in 2007.

Licensing and Other Fee Agreements. Higher average daily trading volume in licensed products, particularly E-mini S&P products, resulted in additional expense of $0.7 million and $2.4 million, respectively, for the second quarter and first six months of 2007 when compared with the same periods in 2006.

For the second quarter, the increase in these expenses was completely offset by a $0.9 million reduction in costs incurred under a fee sharing arrangement with Singapore Exchange Limited (SGX), which was eliminated, effective February 5, 2007, under the terms of our renewed agreement. Year to date, the increase was partially offset by a $1.4 million reduction in SGX costs.

Marketing, Advertising, and Public Relations. Expense increased for the second quarter and year-to-date periods when compared with the same periods in 2006 primarily due to ongoing media advertising in connection with the global brand campaign launched in the third quarter of 2006 and merger-related activities. Merger-related advertising and public relations resulted in incremental expense of $1.6 million and $1.7 million in the second quarter and year to date, respectively. Year to date, efforts to redesign and expand customer education programs also contributed to the increase in expense.

Non-Operating Income and Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	Change	2007	2006	Change
Investment income	$19.4	$12.7	52%	$36.7	$24.1	52%
Securities lending interest income	35.5	23.4	52	68.4	51.1	34
Securities lending interest expense	(34.3)	(22.8)	51	(66.7)	(49.9)	34
Equity in losses of unconsolidated subsidiaries	(3.4)	(0.2)	n.m.	(6.4)	(0.6)	n.m.

Total Non-Operating	$17.2	$13.1	31	$32.0	$24.7	29

n.m. not meaningful

Investment Income. When compared with the same periods in 2006, investment income increased in the second quarter and year to date due to additional cash from operations as well as a rise in short-term interest rates. We reinvested funds from maturing investments in liquid, short-term investments in anticipation of our merger with CBOT Holdings and planned share repurchase. We expect investment balances to decrease once we complete our tender offer. Annualized average rates of return and average investment balances indicated in the table below include short-term investments classified as cash and cash equivalents, marketable securities and a portion of clearing firms’ cash performance bonds and security deposits, but exclude our non-qualified deferred compensation plan.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	Change	2007	2006	Change
Annualized average rate of return	4.50%	4.00%	0.50%	4.44%	3.80%	0.64%
Average investment balance	$1,615	$1,280	$335	$1,579	$1,235	$344

Increase in income due to balance			$3.4			$6.6
Increase in income due to rate			2.0			5.0

We exclude non-qualified deferred compensation plan earnings from this analysis, as there is an equal and offsetting amount in compensation and benefits expense. The increase in investment income related to these investments represented $1.4 million and $1.0 million of the total increase in investment income for the second quarter and year to date, respectively.

Securities Lending Interest Income and Expense. In the second quarter and year-to-date periods, the average rate earned and paid increased in 2007 when compared with the same period in 2006 due to rising market interest rates. In the second quarter of 2007, the spread between the average rate earned and the average rate paid grew due to an increase in market demand for the types of securities we had available to lend through this program. Year to date, a decrease in demand during the first quarter partially offset the increase during the second quarter resulting in a minimal change to the net earned. In the second quarter and year-to-date periods, the average daily balance of funds invested increased primarily due to expanded lending relationships that increased the number of eligible securities available for lending.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in billions)	2007	2006	Change	2007	2006	Change
Average daily balance of funds invested	$2.6	$1.9	$0.7	$2.6	$2.2	$0.4

Annualized average rate earned	5.38%	5.00%	0.38%	5.38%	4.75%	0.63%
Annualized average rate paid	5.20	4.88	0.32	5.25	4.63	0.62

Net earned from securities lending	0.18	0.12	0.06	0.13	0.12	0.01

Equity in Losses of Unconsolidated Subsidiaries. For the second quarter and year-to-date periods of 2007, this includes losses from our investment in FXMS of $3.2 million and $6.1 million, respectively. FXMS, our joint venture with Reuters, was established in the second half of 2006. In addition, there was a decrease in our share of losses from OneChicago, LLC for both periods.

Income Tax Provision

The effective tax rate increased to 39.9% in the second quarter of 2007 from 39.1% for the same period in 2006. Year to date, the effective tax rate increased to 39.8% from 39.2%. The increase in the second quarter and year-to-date periods of 2007 was due primarily to the impact of a valuation allowance required for the net operating losses generated by our Swapstream operations. These net operating losses will not be recognized until there is a pattern of operating income from these operations. The impact of the valuation allowance was partially offset by an increase in investment income from tax-advantaged securities.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $260.8 million in the first six months of 2007 compared with $195.0 million for the same period in 2006. Net cash provided by operating activities increased primarily due to an increase in net income when compared to 2006. In 2007, year-to-date net cash provided by operating activities was $4.9 million higher than net income. Adjustments to net income consisted primarily $40.4 million in depreciation and amortization, partially offset by a $37.3 million increase in accounts receivable. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash used in investing activities was $14.1 million in 2007 compared with $5.9 million for the same period in 2006. The increase in cash used was due to merger-related costs of $19.1 million, capital contributions to FXMS of $14.5 million and an increase in net purchases of property of $10.6 million. This increase in cash used was partially offset by additional proceeds from maturities of marketable securities, net of purchases, of $35.3 million, which were reinvested in cash and cash equivalents.

Cash used in financing activities was $41.3 million in 2007 compared with $17.9 million for the same period in 2006. The increase in cash used was primarily due to a $16.4 million increase in cash dividends to shareholders as a result of our increased cash earnings in 2006 over the prior year. Prior year’s cash earnings is the basis used to determine the amount of the current year’s dividend.

Debt Instruments. We maintain an $800.0 million line of credit with a consortium of banks to be used in certain situations. The line of credit continues to be collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the second Interest Earning Facility and any performance bond deposits of the defaulting firm. The line of credit can only be drawn on to the extent it is collateralized. Collateral available and on deposit was $1.2 billion at June 30, 2007.

We use CME-owned U.S. Treasury securities as performance bond collateral in lieu of, or in combination with, irrevocable letters of credit for our mutual offset agreement with SGX. Our policy provides that we can pledge U.S. Treasury securities up to a maximum of $100.0 million measured as the aggregate fair value at the time of the most recent collateral adjustment. At June 30, 2007, we were contingently liable on irrevocable letters of credit totaling $94.0 million and had pledged securities with a fair value of $65.6 million.

CME also guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit will be utilized in the event GFX defaults in meeting performance bond requirements to its clearing firm.

On August 1, 2007, we commenced a tender offer to repurchase up to 6.3 million shares of CME Group Class A common stock. In conjunction with this repurchase, we have entered into a lending arrangement to borrow up to $3.0 billion through a short-term revolving facility.

Liquidity and Cash Management. Cash and cash equivalents totaled $1.2 billion at June 30, 2007 and $1.0 billion at December 31, 2006. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our interest rates, our investment policy, alternative investment choices, and cash requirements related to our merger with CBOT Holdings and planned tender offer. As of June 30, 2007, total capitalized merger-related transaction costs were $34.9 million, of which $22.2 million was incurred during the first six months of 2007.

Current net deferred tax assets of $10.1 million and $7.2 million are included in other current assets at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2006, non-current net deferred tax assets, which are included in other assets, were $41.5 million and $30.9 million, respectively. Net deferred tax assets result primarily from depreciation and amortization, internally developed software, stock-based compensation and pension costs. Total acquired and accumulated net operating losses related to Swapstream were valued at $10.4 million as of June 30, 2007. Since Swapstream has not yet developed a pattern of operating income, our assessment at June 30, 2007 is that we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the deferred tax benefit arising from these net operating losses has been fully reserved.

Historically, we have met our funding requirements from operations. If operations do not provide sufficient funds to meet capital expenditure requirements, cash and cash equivalents or marketable securities can be reduced to provide the needed funds; assets can be acquired through capital leases; or we can issue debt. In addition, we believe we can fund potential future acquisitions with a combination of cash on hand, debt financing and the issuance of equity securities.

Cash Earnings. Cash earnings is the primary financial metric used by us to measure our performance and is the basis for calculating dividends to shareholders and annual incentive payments to employees. It is calculated as net income plus depreciation and amortization expense (excluding amortization of intangible assets), plus stock-based compensation net of its tax effect and less capital expenditures. Depreciation and amortization and capital expenditure amounts used in the calculation exclude the impact of landlord-funded leasehold improvements. Cash earnings for the six months ended June 30, 2007 and 2006 is calculated as follows (in millions):

	Six Months Ended June 30,
(dollars in millions)	2007	2006
Net income	$255.9	$200.9
Depreciation and amortization	39.4	34.7
Stock-based compensation	5.7	4.2
Capital expenditures	(41.6)	(39.9)

Cash Earnings	$259.4	$199.9

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. The provisions of this statement are effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, that adoption will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of this statement are effective for fiscal years beginning after November 15, 2007. The impact of the adoption will be dependent on the extent to which we elect to measure eligible items at fair value. We are currently assessing the impact, if any, that adoption will have on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that we record the tax benefit related to dividends paid on restricted stock that will vest as an increase to additional paid-in capital. We currently account for this tax benefit as a reduction to income tax expense. The provisions of this issue are effective for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, on a prospective basis. We do not expect the impact of adoption to be material to our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to various market risks, including those caused by changes in interest rates and foreign currency exchange rates. There was no material change in our exposure to market risks during the first six months of 2007. Information regarding market risks as of December 31, 2006 is contained in Item 7A of our 2006 Annual Report on Form 10-K.

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On July 12, 2007, CBOT Holdings was merged into CME Holdings. We are currently in the process of incorporating the internal controls and procedures of CBOT Holdings and its subsidiaries and we are evaluating the impact of the merger on our internal controls and procedures. The results of our evaluation will be included in the Quarterly Report for the third quarter.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 16, 2007, Louisiana Municipal Police Employees’ Retirement System (LAMPERS) filed a class action complaint in the Delaware Court of Chancery against CBOT Holdings, its directors and CME Holdings. The complaint alleges, among other things, that CBOT Holdings and its directors breached their fiduciary duties related to the sale of CBOT Holdings by approving allegedly improper deal protection devices including a $240 million termination fee and a no-shop/no-talk provision. The complaint further alleges that CME Holdings aided and abetted the alleged breaches of fiduciary duty. Based on revisions to the merger providing for the special dividend of $9.14 per share payable to each shareholder of CBOT Holdings Class A common stock at the effective time of the merger and the granting of appraisal rights to holders of shares of CBOT Holdings, the Company and LAMPERS reached a memorandum of understanding for the settlement of this litigation, which was contingent upon the closing of the merger and remains subject to final approval of the court. As part of the settlement, CME Holdings has agreed to pay the fees and expenses of plaintiff’s counsel approved by the court in an amount not to exceed $7.4 million. We expect the settlement to be approved by the court in the third quarter.

Item 1A.	Risk Factors

Other than the following updates, there have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (SEC) on March 1, 2007, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 8, 2007.

Risks Relating to our Business

A key element of our strategy is to provide transaction processing, clearing and related services to third parties. If we are unable to continue to realize the benefits from providing these services, our revenues will be adversely impacted.

Providing third-party transaction processing, clearing and related services is a key element of our strategy. We have an agreement with NYMEX, which began in June 2006, to be the exclusive trading service provider for NYMEX’s energy futures and options contracts and certain of their other products on our CME Globex platform. The initial term of the NYMEX agreement is for ten years from the date of launch with rolling three-year extensions. Additionally, prior to our merger with CBOT Holdings, we derived a significant amount of revenue from our transaction processing services agreement that we entered into with CBOT in 2003. In 2006, 2005 and 2004, we generated $90.1 million, $68.7 million and $55.9 million, respectively, in processing services revenue primarily from our agreement with CBOT. Our future revenues from providing processing services to NYMEX or others will be dependent on the third party’s trading volume, which is subject to a number of factors beyond its control. For example, NYMEX’s ability to maintain or expand its trading volume and operate its business, as a futures exchange, is subject to the same types of risks to which we are subject. Any significant decrease in the trading volume at these exchanges will result in a corresponding decrease in our realized benefits from our processing services agreements. Our net income from the processing services we provide will also depend on our ability to control our costs associated with providing such services.

We cannot assure you that we will enter into additional agreements to provide processing services or that our existing agreement with NYMEX will not be terminated prior to the end of its term or that any agreement would be renewed after its initial term or that any renewal will be on terms as favorable to us. For example, under the terms of our agreement with NYMEX, either party between the fifth and sixth anniversary of the first launch date may terminate the contract by providing notice and paying the other party a termination fee. Any such event could have an adverse effect on our revenues.

We depend on third party suppliers and service providers for a number of services that are important to our business. An interruption or cessation of an important supply or service by any third party could have a material adverse effect on our business.

We depend on a number of suppliers, such as banking, clearing and settlement organizations, telephone companies, online service providers, data processors, and software and hardware vendors for elements of our trading, clearing and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. Additionally, as a result of our merger with CBOT Holdings, until we transition CBOT’s products to our electronic trading platform, we will be relying on AtosEuronext Market Solutions to support CBOT’s electronic trading platform, e-cbot. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of an important supply or service by any third party and our inability to make alternative arrangements in a timely manner, or at all, would result in lost revenue and higher costs.

Risks Relating to the Merger with CBOT Holdings

We may fail to realize all of the anticipated benefits of our merger with CBOT Holdings.

On July 12, 2007, CME Holdings completed its merger with CBOT Holdings and CBOT Holdings was merged with and into CME Holdings. The success of the merger will depend, in part, on our ability to achieve the anticipated cost synergies and other strategic benefits from combining the businesses of CME Holdings and CBOT Holdings. We expect CME Group to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale, market integration and more automation. However, to realize these anticipated benefits, we must successfully combine the businesses of CME Holdings and CBOT Holdings. If we are not able to achieve these objectives, the anticipated cost synergies and other strategic benefits of the merger may not be realized fully or at all or may take longer to realize than expected. We may fail to realize some or all of the anticipated benefits of the transaction in the amounts and times projected for a number of reasons, including that the integration may take longer than anticipated or be more costly than anticipated.

The failure to integrate successfully the businesses and operations of CME Holdings and CBOT Holdings in the expected time frame may adversely affect CME Group’s future results.

Prior to the completion of the merger, CME Holdings and CBOT Holdings historically operated as independent companies. The management of CME Group may face significant challenges in consolidating the functions of CME Holdings and CBOT Holdings and their subsidiaries, integrating their technologies, organizations, procedures, policies and operations, as well as addressing differences in the business cultures of the two companies and retaining key personnel. In connection with the merger, CME Group will integrate certain operations of CME and CBOT, including consolidating the two trading floors, transitioning CBOT’s electronic trading to CME’s Globex platform, consolidating their market data services and consolidating regulatory functions. The integration process is complex and time consuming, and requires substantial resources and effort. The integration process and other disruptions resulting from the merger may also disrupt our ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with members of CME and CBOT and other market participants, employees, regulators and others with whom we have business or other dealings. In addition, difficulties in integrating the businesses or regulatory functions of CME Holdings and CBOT Holdings could harm the reputation of CME Group.

We have incurred costs in connection with the merger and will continue to incur costs in connection with the merger.

CME Holdings and CBOT Holdings have incurred significant costs associated with transaction fees, professional services and other costs related to the merger and CME Group will continue to incur additional costs, including restructuring costs, in connection with the integration of the business. Specifically, through June 30, 2007, CME Holdings and CBOT Holdings have incurred approximately $57.3 million for transaction costs related to the merger. Although CME Group expects that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, merger-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.

We cannot guarantee that the Board of Directors of CME Group will be in compliance with CFTC core principles relating to conflicts of interest.

On February 1, 2007, the CFTC issued recommendations as to an appropriate means for designated contract markets to comply with the core principle requiring self-regulatory organizations to mitigate potential conflicts of interest. The recommendations require at least 35% of the board of directors of a designated contract market to be directors with no material relationship with the exchange, including memberships on the exchange. As a result of our merger, our Board of Directors is now comprised of 30 members of which nine have no industry affiliation other than service on our Board. We have not yet completed our assessment as to whether such directors would be considered to have no material relationship with the exchange for purposes of the CFTC recommendation. We cannot guarantee that our Board will be in compliance with the recommendations. To the extent we are not in compliance, we will be required to demonstrate to the CFTC how we otherwise met the requirements of the core principle.

We may incur significant indebtedness in order to finance the fixed price tender offer and the guarantee of the Chicago Board of Options Exchange exercise right privileges, which may limit our operating flexibility.

On August 1, 2007, we launched a fixed price tender offer to purchase up to 6,250,000 shares at a price of $560.00 per share. Assuming that we purchase 6,250,000 shares in the tender offer, we expect that the aggregate purchase price, including all related fees and expenses, will be approximately $3.5 billion. We expect to fund the purchase of the shares tendered in the tender offer and the payment of related fees and expenses from issuances of commercial paper under a commercial paper facility or borrowings under our revolving loan facility, which provides for up to $3.0 billion and will serve as a back stop to our commercial paper program, and cash on hand. This incurrence of indebtedness may:

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

Additionally, in connection with the merger we granted eligible holders of Chicago Board of Options Exchange (“CBOE”) exercise right privileges, (i) the right to continue as a class member in the CBOE lawsuit with all of its recovery potential and a guarantee, even if the lawsuit is lost or settled, of up to a $250,000 payment; or (ii) for members who do not want to pursue the lawsuit, the right to sell their exercise right privilege to us for $250,000 payable in the third quarter. The expenses related to this guarantee are not determinable at this time and we cannot assure you that such expenses will not be material. To the extent they are material they could require is to dedicate a significant portion of our cash flows to satisfy this obligation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—	—
May 1 to May 31	—	$—	—	—
June 1 to June 30	185	$550.10	—	—
Total	185	$550.10	—	—

All of the share amounts set forth in the above table represent shares of the Company’s Class A common stock that were surrendered to the Company in order to fulfill tax withholding obligations of employees upon the vesting of restricted stock on June 14 and June 15, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

(c) The Annual Meeting of Shareholders of Chicago Mercantile Exchange Holdings Inc. (the “Annual Meeting”) was held on April 25, 2007. The matters voted on at the meeting, and the results of the voting, were as follows:

1.	Election of Directors

a.	The election of seven Equity Directors (elected by Class A and Class B shareholders voting together as a single class) to serve on the Board until 2009. The results were as follows:

Equity Director Nominee	Votes For	Votes Withheld
Craig S. Donohue	29,992,549	439,654
Terrence A. Duffy	28,742,895	1,689,308
Daniel R. Glickman	29,792,317	639,886
William P. Miller II	29,773,686	658,517
James E. Oliff	29,671,497	760,706
John F. Sandner	29,818,830	613,373
Terry L. Savage	29,852,149	580,054

b.	The election of one Class B-1 director from a slate of two candidates (elected by Class B-1 shareholders only) to serve on the Board until 2009. The results were as follows:

Class B-1 Director Nominee*	Votes For	Abstentions
David G. Hill	81	212
William G. Salatich, Jr.	182	111

*	Robert O. Kabat, Sr. was also nominated for election as a Class B-1 director. On March 29, 2007, the Company notified the Class B-1 shareholders that Mr. Kabat had passed away.

c.	The election of one Class B-2 director from a slate of two candidates (elected by Class B-2 shareholders only) to serve on the Board until 2009. The results were as follows:

Class B-2 Director Nominee	Votes For	Abstentions
John D. Newhouse	77	310
David J. Wescott	296	91

d.	The election of one Class B-3 director from a slate of two candidates (elected by Class B-3 shareholders only) to serve on the Board until 2009. The results were as follows:

Class B-3 Director Nominee	Votes For	Abstentions
Jeffrey R. Carter	166	391
Gary M. Katler	325	232

2.	Election of Class B Nominating Committees

a.	The election of five members of the Class B-1 Nominating Committee from a slate of ten candidates (elected by Class B-1 shareholders only). The results were as follows:

Class B-1 Nominating Committee Nominee	Votes For	Abstentions
Thomas A. Bentley	105	193
Joseph F. Carava, Jr.	82	216
Michael J. Downs	143	155
Larry S. Fields	155	143
John C. Garrity	149	149
Lonnie Klein	148	150
William F. Kulp	125	173
Brian J. Muno	111	187
William J. Rinn III	75	223
Robert D. Wharton	77	221

b.	The election of five members of the Class B-2 Nominating Committee from a slate of ten candidates (elected by Class B-2 shareholders only). The results were as follows:

Class B-2 Nominating Committee Nominee	Votes For	Abstentions
Robert A. Bergin	73	314
Denis P. Duffey	192	195
Richard J. Duran	170	217
Jeffrey C. Holcomb	155	232
Donald J. Lanphere, Jr.	196	191
Brian J. McCormick	124	263
Paul S. Mermel	117	270
Michael J. Moss	157	230
Ronald A. Pankau	214	173
Barry D. Ward	214	173

3.	Approval of an Amendment to the Chicago Mercantile Exchange Holdings Inc. Omnibus Stock Plan

A proposal to approve an amendment to the Chicago Mercantile Exchange Holdings Inc. Omnibus Stock Plan (approved by Class A and Class B shareholders voting together as a single class). The results were as follows:

Votes For	Votes Against	Abstentions/ Broker Non-Votes
23,288,246	2,042,774	280,623

4.	Approval of an Amendment to the Chicago Mercantile Exchange Holdings Inc. Annual Incentive Plan

A proposal to approve an amendment to the Chicago Mercantile Exchange Holdings Inc. Annual Incentive Plan (approved by Class A and Class B shareholders voting together as a single class). The results were as follows:

Votes For	Votes Against	Abstentions/Broker Non-Votes
28,274,201	1,892,665	265,336

5.	Ratification of Appointment of Independent Registered Public Accounting Firm

A proposal to ratify the appointment of Ernst & Young LLP to serve as the independent registered public accounting firm for Chicago Mercantile Exchange Holdings Inc. for the fiscal year ending December 31, 2007 (ratified by Class A and Class B shareholders voting together as a single class). The results were as follows:

Votes For	Votes Against	Abstentions
30,042,436	202,274	187,493

Item 6.	Exhibits

10.1*	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Employee Stock Purchase Plan.

10.2*	Summary of Agreement between Chicago Mercantile Exchange Inc. and Terrence A. Duffy, effective as of June 6, 2007.

31.1	Section 302 Certification—Craig S. Donohue

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE HOLDINGS INC.
(Registrant)

Dated: August 3, 2007	By:	/s/ James E. Parisi
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer