Form 10-Q
period 2007-09-30
CME GROUP INC.
filed 2007-11-08
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

- OR-

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 24, 2007 was as follows: 53,241,599 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CME GROUP INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Effective July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings). Immediately following the merger, the combined company was renamed CME Group Inc. Items 1, 2 and 3 of this report include the financial results of CBOT Holdings and its subsidiaries beginning on July 13, 2007.

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

•

our ability to successfully integrate the businesses of CME Holdings and CBOT Holdings, including the fact that such integration may be more difficult, time consuming or costly than expected and revenues following the merger may be lower than expected;

•	increasing competition by foreign and domestic entities, including increased competition from new entrants into our markets and consolidation of existing entities;

•	our ability to keep pace with rapid technological developments, including our ability to complete the development and implementation of the enhanced functionality required by our customers;

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

•	the ability of our financial safeguards package to adequately protect us from the credit risks of clearing members;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

•	economic, political and market conditions;

•	our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of performance of our systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax on futures and options on futures transactions; and

•	the seasonality of the futures business.

For a detailed discussion of these and other factors that might affect our performance, see our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (SEC) on March 1, 2007, our Quarterly Reports for the quarters ended March 31, 2007 and June 30, 2007, filed with the SEC on May 8, 2007 and August 3, 2007, respectively, and Item 1A of this Report.

The Globe logo, CME, Chicago Mercantile Exchange, CME Group, Globex and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT, e-cbot and Chicago Board of Trade are trademarks of the Board of Trade of the City of Chicago, Inc. TRAKRS is a trademark of Merrill Lynch & Co., Inc. used under license. All other trademarks are the property of their respective owners. E-cbot is powered by LIFFE CONNECT®. Further information about CME Group and its products can be found at http://www.cmegroup.com/. Information made available on our Web site does not constitute a part of this report.

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

In this Quarterly Report on Form 10-Q, we refer to our cash earnings, a non-GAAP number. A reconciliation of our cash earnings to net income for the nine months ended September 30, 2007 and 2006 is set forth on page 32.

Item 1. Financial Statements

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$677,034	$969,504
Collateral from securities lending	2,543,648	2,130,156
Marketable securities available for sale, including pledged securities of $99,667 and $100,729	220,516	269,516
Accounts receivable, net of allowance of $978 and $552	198,853	121,128
Other current assets	68,275	37,566
Cash performance bonds and security deposits	693,810	521,180

Total current assets	4,402,136	4,049,050
Property, net of accumulated depreciation and amortization of $405,348 and $346,531	347,910	168,755
Intangible assets – trading products	7,937,000	—
Intangible assets – other, net of accumulated amortization	1,809,316	12,776
Goodwill	5,044,081	11,496
Other assets	106,051	64,428

Total Assets	$19,646,494	$4,306,505

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$52,823	$25,552
Payable under securities lending agreements	2,543,648	2,130,156
Short-term debt	164,675	—
Other current liabilities	192,513	78,466
Cash performance bonds and security deposits	693,810	521,180

Total current liabilities	3,647,469	2,755,354
Deferred tax liabilities	3,796,699	—
Other liabilities	90,931	32,059

Total Liabilities	7,535,099	2,787,413

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 53,168 and 34,836 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	532	348
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	10,648,851	405,514
Retained earnings	1,464,215	1,116,209
Accumulated other comprehensive loss	(2,203)	(2,979)

Total Shareholders’ Equity	12,111,395	1,519,092

Total Liabilities and Shareholders’ Equity	$19,646,494	$4,306,505

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Clearing and transaction fees	$477,839	$216,999	$988,803	$646,315
Quotation data fees	45,821	20,057	95,163	60,736
Processing services	17,981	23,910	90,300	62,219
Access and communication fees	10,325	7,328	25,345	21,480
Other	13,256	6,411	26,951	17,881

Total Revenues	565,222	274,705	1,226,562	808,631

Expenses
Compensation and benefits	78,462	51,159	191,591	149,051
Communications	12,044	7,691	29,973	23,484
Technology support services	15,747	8,459	33,284	23,377
Professional fees and outside services	15,046	7,178	36,328	24,457
Amortization of purchased intangibles	15,963	324	16,591	798
Depreciation and amortization	32,872	18,609	72,661	53,592
Occupancy and building operations	14,647	7,731	32,835	22,202
Licensing and other fee agreements	11,471	6,394	25,300	19,255
Restructuring	4,512	—	4,512	—
Other	19,443	10,123	45,620	29,648

Total Expenses	220,207	117,668	488,695	345,864

Operating Income	345,015	157,037	737,867	462,767

Non-Operating Income and Expense
Investment income	21,088	14,654	57,787	38,789
Securities lending interest income	23,150	19,343	91,560	70,439
Securities lending interest expense	(21,350)	(18,943)	(88,106)	(68,809)
Interest expense	(1,420)	(75)	(1,444)	(167)
Guarantee of exercise right privileges	(28,500)	—	(28,500)	—
Equity in losses of unconsolidated subsidiaries	(3,663)	(1,502)	(10,054)	(2,110)

Total Non-Operating	(10,695)	13,477	21,243	38,142
Income before Income Taxes	334,320	170,514	759,110	500,909
Income tax provision	132,748	66,714	301,635	196,163

Net Income	$201,572	$103,800	$457,475	$304,746

Earnings per Common Share:
Basic	$3.90	$2.99	$11.28	$8.79
Diluted	3.87	2.95	11.18	8.68

Weighted Average Number of Common Shares:
Basic	51,748	34,749	40,556	34,657
Diluted	52,103	35,153	40,920	35,098

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2006	34,836	3	$405,862	$1,116,209	$(2,979)	$1,519,092
Cumulative effect of adopting FIN No. 48				(3,720)		(3,720)

Balance at January 1, 2007	34,836	3	405,862	1,112,489	(2,979)	1,515,372
Comprehensive income:
Net income				457,475		457,475
Change in net unrealized loss on securities, net of tax of $967					1,469	1,469
Change in net actuarial pension loss, net of tax of $838					(1,254)	(1,254)
Change in foreign currency translation adjustment, net of tax of $370					561	561

Total comprehensive income						458,251
Cash dividends on common stock of $2.58 per share				(105,749)		(105,749)
Common stock and stock options issued to complete merger, including stock issuance costs	19,816		11,126,094			11,126,094
Repurchase of Class A common stock	(1,695)		(950,604)			(950,604)
Exercise of stock options	200		25,192			25,192
Excess tax benefits from option exercises and restricted stock vesting			23,815			23,815
Vesting of issued restricted Class A common stock	6
Shares issued to Board of Directors	4		2,143			2,143
Shares issued under the Employee Stock Purchase Plan	1		662			662
Stock-based compensation			16,219			16,219

Balance at September 30, 2007	53,168	3	$10,649,383	$1,464,215	$(2,203)	$12,111,395

Balance at December 31, 2005	34,545	3	$325,193	$796,398	$(2,907)	$1,118,684
Comprehensive income:
Net income				304,746		304,746
Change in net unrealized loss on securities, net of tax of $590					892	892
Change in foreign currency translation adjustment, net of tax of $48					(72)	(72)

Total comprehensive income						305,566
Cash dividends on common stock of $1.89 per share				(65,579)		(65,579)
Sale of membership shares by OneChicago, LLC, net of tax of $1,717			2,603			2,603
Exercise of stock options	224		11,978			11,978
Excess tax benefits from option exercises and restricted stock vesting			34,365			34,365
Vesting of issued restricted Class A common stock	7
Shares issued to Board of Directors	3		1,393			1,393
Shares issued under the Employee Stock Purchase Plan	1		479			479
Stock-based compensation			11,596			11,596

Balance at September 30, 2006	34,780	3	$387,607	$1,035,565	$(2,087)	$1,421,085

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$457,475	$304,746
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	16,219	11,596
Amortization of shares issued to Board of Directors	1,161	558
Amortization of purchased intangibles	16,591	798
Depreciation and amortization	72,661	53,592
Non-cash restructuring	3,170	—
Allowance for doubtful accounts	(40)	(266)
Net amortization (accretion) of premiums and discounts on marketable securities	(821)	355
Amortization of discount on commercial paper issued	274	—
Guarantee of exercise right privileges	28,500	—
Equity in losses of unconsolidated subsidiaries	10,054	2,110
Deferred income taxes	(49,160)	(19,552)
Change in assets and liabilities, net of effects from merger with CBOT Holdings:
Accounts receivable	(60,877)	(40,755)
Other current assets	2,537	6,886
Other assets	(4,554)	(4,697)
Accounts payable	(1,548)	1,885
Other current liabilities	66,934	19,439
Other liabilities	12,986	7,063

Net Cash Provided by Operating Activities	571,562	343,758

Cash Flows from Investing Activities:
Proceeds from maturities of marketable securities	685,250	54,740
Purchases of marketable securities	(629,071)	(29,681)
Purchases of property, net	(89,993)	(58,122)
Purchase of exercise right privileges	(39,750)	—
Cash acquired in merger with CBOT Holdings	116,187	—
Merger-related transaction costs	(40,626)	—
Acquisition of Swapstream, net of cash received	—	(17,274)
Capital contributions to FXMarketSpace Limited	(14,452)	(13,876)
Contingent consideration for Liquidity Direct Technology, LLC assets	(3,059)	(1,839)
Capital contributions to OneChicago, LLC	—	(1,216)

Net Cash Used in Investing Activities	(15,514)	(67,268)

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

Cash Flows from Financing Activities:
Proceeds from short-term debt, net of financing costs	843,204	—
Repayment of short-term debt	(679,057)	—
Cash dividends	(105,749)	(65,579)
Stock issuance costs in merger with CBOT Holdings	(15,991)	—
Repurchase of Class A common stock, including costs	(949,340)	—
Proceeds from exercise of stock options	25,192	11,978
Excess tax benefits related to employee option exercises and restricted stock vesting	32,561	34,365
Proceeds from Employee Stock Purchase Plan	662	479

Net Cash Used in Financing Activities	(848,518)	(18,757)

Net change in cash and cash equivalents	(292,470)	257,733
Cash and cash equivalents, beginning of period	969,504	610,891

Cash and Cash Equivalents, End of Period	$677,034	$868,624

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$253,461	$168,956
Interest paid (excluding interest for securities lending)	943	—
Non-cash financing activities:
Fair value of stock and stock options issued in connection with merger	11,144,789	—
Non-cash investing activities:
Net unrealized securities gains	2,436	1,482
Sale of membership shares by OneChicago, LLC	—	4,320
Change in foreign currency translation adjustment	931	—

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Effective July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings). Immediately following the merger, the combined company was renamed CME Group Inc. (CME Group). The financial statements and accompanying notes presented in this report include the financial results of the former CBOT Holdings and its subsidiaries beginning July 13, 2007.

The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

The consolidated financial statements consist of CME Group and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT) and their subsidiaries (collectively, the exchange). In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2007 and December 31, 2006, and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the CME Holdings’ Annual Report on Form 10-K for the year ended December 31, 2006.

Certain reclassifications have been made to the 2006 financial statements to conform to the presentation in 2007.

2. Merger with CBOT Holdings

Effective July 12, 2007, pursuant to the merger agreement dated October 17, 2006, as amended, CME Holdings completed its merger with CBOT Holdings. The company entered into this merger primarily as a means to diversify its product base, further leverage its existing operating model and better position itself to compete against other U.S. and foreign exchanges as well as the over-the-counter market.

Under purchase accounting, CME Holdings is considered the acquirer of CBOT Holdings. The preliminary purchase price consists of the following (in thousands, except per share data):

Acquisition of outstanding common stock in exchange for CME Holdings’ common stock (52,843 CBOT Holdings shares x 0.375 exchange ratio x $560.24 per CME share)	$11,101,882
Acquisition of CBOT Holdings’ common stock prior to merger	19
Fair value of CBOT Holdings’ stock options assumed	42,907
Merger-related transaction costs	50,385

Total Preliminary Purchase Price	$11,195,193

Acquisition of common stock. Pursuant to the merger agreement, CBOT Holdings’ shareholders received 0.375 shares of Class A common stock of CME Group for each share of Class A common stock of CBOT Holdings issued and outstanding immediately prior to the effective time of the merger. This resulted in the issuance of 19.8 million shares of CME Group Class A common stock. The share price of $560.24 used to calculate the fair value of stock issued was based on the average closing price of CME Holdings Class A common stock for the five-day period beginning two trading days before and ending two trading days after July 6, 2007 (the merger agreement’s last amendment date).

In addition, the company acquired 100 shares of CBOT Holdings Class A common stock in early 2007 for cash at a total cost of $19,000.

Fair value of stock options assumed. At the close of the merger, CBOT Holdings had 291,800 stock options outstanding. Each stock option was converted using the 0.375 exchange ratio designated by the merger agreement. The preliminary fair value of stock options assumed was determined using a share price of $587.80, the closing price of the CME Holdings’ Class A common stock on July 12, 2007. The preliminary fair value of stock options was calculated using a Black-Scholes valuation model with the following assumptions: expected life of 0.09 to 4.74 years; risk-free interest rate of 4.97% to 5.02%; expected volatility of 29%; and a dividend yield of 0.6%. The portion of estimated fair value of unvested stock options related to future service has been allocated to deferred stock-based compensation and is being amortized using the accelerated method over the remaining vesting period.

Merger-related transaction costs. These include costs incurred by CME Holdings for investment banking fees, legal and accounting fees, and other external costs directly related to the merger.

Preliminary purchase price allocation. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the preliminary purchase was allocated to CBOT Holdings’ net tangible and identifiable intangible assets based on their estimated fair values as of July 12, 2007 as set forth below.

(in thousands)
Cash	$116,187
Other current assets	93,715
Property and equipment	166,793
Intangible assets	9,747,076
Other non-current assets	30,581
Accounts payable and other current liabilities	(104,246)
Long-term deferred tax liabilities, net	(3,866,805)
Other non-current liabilities	(11,353)
Restructuring liabilities	(20,193)
Deferred stock-based compensation	2,704

Net tangible and intangible assets	6,154,459
Goodwill	5,040,734

Total Preliminary Purchase Price	$11,195,193

The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Intangibles and goodwill are not deductible for tax purposes except for an immaterial portion of goodwill attributable to tax-deductible merger-related transaction costs. The allocation of the purchase price was based on certain preliminary valuations and the estimates and assumptions are subject to change. The company expects to finalize its purchase price allocation within the next nine months.

Intangible assets. In performing the preliminary purchase price allocation, the company considered many factors including its intentions for the future use of acquired assets, analyses of historical financial performance and estimates of future performance. The preliminary fair value of the trade name was estimated using the relief from royalty method. The preliminary fair values for components of lease-related intangibles were derived from income capitalization and sale comparison approaches. The preliminary fair values for all other intangible assets were estimated using a multi-period excess earnings method. The following table sets forth the intangible assets identified in the merger at September 30, 2007:

(in thousands)	Fair Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Trading products (1)	$7,937,000	$—	$7,937,000	Indefinite
Clearing firm relationships (2)	1,149,000	(8,340)	1,140,660	30 years
Market data customer relationships (2)	327,000	(2,373)	324,627	30 years
Trade name	215,000	—	215,000	Indefinite
Dow Jones licensing agreement	72,000	(1,425)	70,575	11 years
Real estate lease relationships	23,411	(384)	23,027	14 years
Market rate and above market leases	18,765	(792)	17,973	5 years
Products in development (3)	2,600	—	2,600	Indefinite
Open interest	2,300	(1,002)	1,298	0.5 year

Total Intangible Assets	$9,747,076	$(14,316)	$9,732,760

(1)	Trading products include agricultural, financial and other trading product lines. The majority of these products have traded at CBOT for decades (and in some cases for more than 120 years) and authorizations by the U.S. Commodity Futures Trading Commission to trade these products are perpetual.
(2)	Clearing firm and market data customer relationships represent the underlying relationships with CBOT’s current clearing firm and market data customer base. Due to their historically insignificant attrition rates, the amortization of clearing firm and customer relationships has been calculated on a straight-line basis. This method best reflects the estimated pattern in which the economic benefits from these relationships will be realized.
(3)	Products in development include products that have reached technological feasibility.

Pre-merger contingencies. The company has not identified any material unrecorded pre-merger contingencies that were both probable and reasonably estimable. If prior to the end of the one-year purchase price allocation period, information becomes available which indicates that it is probable that such events had occurred and the amounts can be reasonably estimated, adjustments will be made to the purchase price allocation.

Pro forma results. The following unaudited condensed pro forma consolidated income statements assume that the merger was completed as of January 1, 2006.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Total Revenues	$586,057	$413,465	$1,593,952	$1,203,701
Total Expenses	265,242	196,963	726,928	591,314
Total Non-Operating Income (Expense)	(10,005)	12,707	23,022	32,852
Net Income	170,402	139,615	597,495	392,068
Earnings per Common Share – Basic	3.14	2.56	10.95	7.20
Earnings per Common Share – Diluted	3.12	2.54	10.87	7.14

This pro forma information has been prepared for comparative purposes only and is not intended to be indicative of past or future results. The pro forma information for all periods presented includes purchase accounting effects on historical CBOT Holdings’ operating results, amortization of purchased intangibles, stock-based compensation expense for unvested stock options assumed, and the impact of CBOT Holdings’ special dividend, which was paid under the terms of the merger agreement, on investment income. Results for the quarter and nine months ended September 30, 2007 include CBOT Holdings’ merger-related transaction costs of approximately $33.0 million and $63.0 million, respectively.

3. Performance Bonds and Security Deposits

CME maintains performance bond and security deposit requirements for futures and options traded on exchange marketplaces for which CME provides guarantee services. Each firm that clears futures and options traded on the exchange is required to deposit acceptable collateral and maintain specified performance bonds and security deposits principally in the form of cash, funds deposited in the various Interest Earnings Facility programs, U.S. government and certain foreign government securities, bank letters of credit or shares of specific U.S. equity securities. Clearing firm positions are combined to create a single portfolio for each clearing firm’s regulated and non-regulated accounts with CME for which performance bond and security deposit requirements are calculated. Performance bonds and security deposits are available to meet the financial obligations of that clearing firm to the exchange. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of the exchange in excess of amounts needed for normal operations. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets and offsetting liabilities may vary significantly over time.

Beginning in February 2007, CME began clearing over-the-counter foreign exchange products for FXMarketSpace Limited (FXMS). CME requires the deposit and maintenance of performance bonds and security deposits for these products. The cash portion of these performance bonds and security deposits are reflected in the consolidated balance sheet as of September 30, 2007.

4. Goodwill and Intangible Assets

Goodwill consisted of the following at September 30, 2007:

(in thousands)	Balance at January 1, 2007	Acquisitions	Other Activity (1)	Balance at September 30, 2007
Swapstream	$11,496	$—	$598	$12,094
CBOT Holdings	—	5,040,734	(8,747)	5,031,987

Total Goodwill	$11,496	$5,040,734	$(8,149)	$5,044,081

(1)	Other activity includes a foreign currency translation adjustment for Swapstream and the recognition of excess tax benefits upon exercise of stock options assumed for CBOT Holdings.

Intangible assets consisted of the following at September 30, 2007:

(in thousands)	Cost	Accumulated Amortization	Net Book Value
Clearing firm, market data and other customer relationships	$1,477,700	$(11,076)	$1,466,624
Dow Jones licensing agreement	72,000	(1,425)	70,575
Lease-related intangibles	42,176	(1,176)	41,000
Market maker agreement	9,682	(2,540)	7,142
Technology-related intellectual property	4,100	(885)	3,215
Other (1)	5,300	(2,140)	3,160

Total Amortizable Intangible Assets	$1,610,958	$(19,242)	1,591,716

Trading products			7,937,000
Trade name			215,000
Products in development			2,600

Total Indefinite-Lived Intangible Assets			8,154,600

Total Intangible Assets			$9,746,316

(1)	Other intangible assets consist primarily of open interest, non-compete agreements, trade names and foreign currency translation adjustments.

Total amortization expense for intangible assets was $16.0 million and $16.6 million for the quarter and nine months ended September 30, 2007, respectively. Total amortization expense for intangible assets was $324,000 and $798,000 for the quarter and nine months ended September 30, 2006, respectively.

As of September 30, 2007, the future estimated amortization expense related to amortizable intangible assets is expected to be:

Remainder of 2007	$17,166
2008	64,210
2009	64,062
2010	63,783
2011	63,412
2012	61,311
Thereafter	1,257,772

5. Investments in Joint Ventures and Related Party Transactions

CME provides trading, clearing, regulatory and billing services to FXMS. Deferred revenue related to future services totaled $10.0 million and $10.2 million, respectively, as of September 30, 2007 and December 31, 2006 and is included in other current liabilities and other liabilities. Deferred revenue is recognized on a straight-line basis over the term of service, which began in February 2007. Deferred revenue related to trading, clearing, and regulatory services is recognized over five years. Deferred revenue related to billing services is recognized over three years. Recognition of deferred revenue and monthly fees earned for ongoing trading, clearing, regulatory and billing services totaled $0.7 million and $1.8 million, respectively, for the quarter and nine months ended September 30, 2007. During the first nine months of 2007, the company made additional capital contributions to FXMS of $19.0 million under the terms of the joint venture agreement.

6. Restructuring

In August 2007, subsequent to its recent merger, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operational efficiencies. Restructuring efforts include reductions in employee positions, the closure of duplicate facilities and consolidation of trading and other technologies.

Total estimated restructuring costs of $33.1 million consist primarily of severance and transitional payments and contract termination penalties which will be substantially completed by July 2008. Costs of $20.2 million were recognized as a liability in the allocation of CBOT Holdings’ purchase price, and accordingly, have resulted in an increase to goodwill. Restructuring expense may change as the company executes its approved plans. Future increases in estimates will be recorded as an adjustment to goodwill during the purchase accounting allocation period and as an adjustment to operating expenses thereafter. Future decreases in estimates will be recorded as an adjustment to goodwill regardless of the date of the decrease.

In addition to costs recognized in purchase accounting, costs of $12.9 million will be recognized as restructuring expense over the future service period required from transitional employees. Through September 30, 2007, the company has recorded restructuring expense of $4.5 million.

The following is a summary of restructuring activity:

(in thousands)	Initial Costs	Cash Payments	Other(1)	Liability at Period End	Total Costs Accrued to Date	Total Expected Payments
Severance and associated costs	$14,258	$(5,129)	$53	$9,182	$14,311	$22,309
Contract terminations	10,447	—	112	10,559	10,559	10,831

Total Restructuring	$24,705	$(5,129)	$165	$19,741	$24,870	$33,140

(1)	Other includes the impact of foreign currency translation adjustments and interest expense imputed on deferred payments.

7. Income Taxes

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

At September 30, 2007 and December 31, 2006, net current deferred tax assets and net long-term deferred tax liabilities consisted of the following:

(in thousands)	2007	2006
Net Current Deferred Tax Assets:
Restructuring	$9,820	$—
Deferred rent	6,769	—
Stock-based compensation	4,049	4,921
Other	6,640	3,256

Total current deferred tax assets	27,278	8,177
Total current deferred tax liabilities	(2,559)	(981)

Net Current Deferred Tax Assets	$24,719	$7,196

Net Long-Term Deferred Tax Assets(Liabilities):
Depreciation and amortization	$26,307	$25,758
Real estate	15,250	—
Stock-based compensation	11,697	6,523
Guarantee of CBOE exercise rights	11,329	—
Foreign net operating losses	11,141	9,203
Other	36,114	10,997

Subtotal	111,838	52,481
Valuation allowance	(11,141)	(9,203)

Total long-term deferred tax assets	100,697	43,278
Purchased intangibles	(3,867,942)	—
Software development costs	(11,215)	(10,825)
Other	(18,239)	(1,512)

Total long-term deferred tax liabilities	(3,897,396)	(12,337)

Net Long-Term Deferred Tax Assets(Liabilities)	$(3,796,699)	$30,941

8. Commitments

The company entered into three material new agreements during the quarter ended September 30, 2007.

•

On September 11, 2007, CBOT renewed its product licensing agreement with Dow Jones & Company, Inc. The agreement enables the exchange to continue to exclusively offer futures and options on futures products based on the Dow Jones Industrial Average (DJIA) and other Dow Jones Indexes. The DJIA futures contract has been offered at CBOT since October 6, 1997. The new agreement is effective January 1, 2008 through December 31, 2014 and includes an upfront payment as well as minimum annual payments. The agreement also includes a provision for a five year renewal term and successive annual renewal terms thereafter.

•

As a result of its recent merger, the company has assumed a managed service agreement with Atos Euronext Market Solutions (AEMS) for use of the e-cbot trading platform. Initially set to expire on December 31, 2008, the agreement is now scheduled to terminate on July 17, 2008.

•

On August 24, 2007, the company renegotiated the operating lease for its 20 South Wacker location in Chicago. The lease, which has an initial term ending on November 30, 2022, contains two consecutive renewal options for seven and ten years and a contraction option which allows the company to reduce its occupied space after November 30, 2018.

The following are the minimum future contractual payments under the above mentioned agreements:

	Purchase Obligations	Operating Lease	Total
Remainder of 2007	$3,826	$2,719	$6,545
2008	49,533	11,131	60,664
2009	5,000	6,894	11,894
2010	5,000	7,067	12,067
2011	4,000	7,243	11,243
2012	4,000	7,425	11,425
Thereafter	8,000	84,449	92,449

Total	$79,359	$126,928	$206,287

9. Contingencies and Guarantees

Legal Matters. On October 14, 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc., filed suit against CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortuously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. On December 12, 2003, CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. On September 2, 2004, the judge granted CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. On March 25, 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. On June 6, 2005, CME and CBOT filed a motion to dismiss the complaint. On August 25, 2005, the judge denied the joint CME/CBOT motion to dismiss. The parties are currently engaged in discovery. On April 9, 2007, CME and CBOT filed two joint motions for summary judgment. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the Chicago Board Options Exchange, Inc. (CBOE). The lawsuit seeks to enforce and protect the CBOE exercise rights. The lawsuit alleges that these exercise rights allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. On January 4, 2007, the plaintiffs filed a Second Amended Complaint, in which they added a count seeking a declaration that, contrary to the position taken by the CBOE before the SEC, the merger between CBOT Holdings and CME Holdings would not result in the termination of the exercise rights. The lawsuit seeks declaratory and injunctive relief as well as recovery of attorneys’ fees. On January 11, 2007, the plaintiffs filed a motion for partial summary judgment. On January 16, 2007, the defendants filed a motion to dismiss the Second Amended Complaint. In August 2007, the Court of Chancery granted a stay of the proceedings until the SEC takes final action on its rule interpretation review.

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

CBOE Exercise Right Privileges. Under the terms of the merger agreement, eligible CBOT members who hold CBOE exercise right privileges (ERP) were each given the choice of tendering their ERP to the company for $250,000 payable after the closing or to participate as a class member in the CBOE lawsuit with a guaranteed payment of up to $250,000 if the lawsuit results in a recovery of less than that amount. At closing, there were 1,331 ERPs outstanding. In August 2007, 159 ERPs were tendered to the company. As of September 30, 2007, there were 1,172 outstanding CBOE ERPs that could seek recovery from CBOT under the guarantee election. The maximum possible aggregate payment under the guarantee is $293.0 million. At September 30, 2007, the company’s liability under the guarantee, which is recorded at fair value and included in other liabilities on the consolidated balance sheet, was estimated as $25.3 million. The fair value of the outstanding guarantee will continue to be adjusted on a quarterly basis until the lawsuit is resolved. At September 30, 2007, ERPs acquired totaled $36.6 million and were recorded in other non-current assets in the consolidated balance sheets.

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) each maintain collateral payable to the other exchange under their mutual offset agreement. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At September 30, 2007, CME was contingently liable to SGX on irrevocable letters of credit totaling $109.0 million and had pledged securities with a fair value of $99.7 million. Regardless of the collateral, the exchange guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of security deposits and performance bonds of the defaulting clearing firm.

10. Share Repurchase and Debt Issuance

On July 27, 2007, CME Group entered into a 364-day revolving loan facility, with various financial institutions, which provides for revolving loans of up to $3.0 billion. The facility was later reduced to $750.0 million. At its option, the company may borrow under the facility at either LIBOR plus 0.13% or the base rate, which is defined as the greater of the prime rate or the federal funds effective rate plus 0.5%. The company will pay a fee of 0.02% per year to maintain the revolving loan. The facility will expire on July 25, 2008. As of September 30, 2007, the company has not borrowed any funds against the revolving loan facility.

This revolving loan facility serves as a backstop for a commercial paper program. Proceeds from the program were used to fund the company’s recent tender offer stock repurchase and related fees. Under the terms of the facility, proceeds can also be used to fund merger-related expenses as well as general operating expenses of up to $300.0 million. Commercial paper notes with an aggregate par value of $845.0 million and maturities ranging from one day to no more than 45 days were issued during the quarter. At September 30, 2007, $164.7 million remained outstanding. The weighted average interest rate of commercial paper outstanding at September 30, 2007 was 5.04%. The weighted average balance of all notes outstanding during the quarter was $89.7 million. Interest rates for notes outstanding during the quarter ranged from 4.81% to 5.38%.

On September 5, 2007, CME Group purchased 1,695,250 shares of its Class A common stock pursuant to its fixed price tender offer of $560 per share for a total cost of approximately $950.6 million, including related fees and expenses of $1.3 million.

11. Building Leases

As a result of the recent merger, the company acquired three buildings with over 1.5 million square feet of commercial space. A portion of the space is utilized by the company as office space and a trading floor. The remaining space is leased by third party tenants. Revenues from the rental of office space are recognized over the life of the lease term, utilizing the straight-line method as required by SFAS No. 13, “Accounting for Leases.” Under this method, revenue is recorded evenly over the entire term of occupancy for leases with scheduled rent increases or rent abatements. Minimum future cash flows from rental revenue are as follows:

Remainder of 2007	$4,720
2008	18,660
2009	17,022
2010	13,926
2011	12,976
2012	11,286
Thereafter	31,029

12. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the Board of Directors and the unvested options assumed in the company’s merger with CBOT Holdings, was $17.4 million for the nine months ended September 30, 2007 and $12.2 million for the nine months ended September 30, 2006. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $6.9 million and $4.9 million for the nine months ended September 30, 2007 and 2006, respectively. Goodwill was reduced by $8.7 million, the income tax benefit recognized for stock options assumed from CBOT Holdings.

In the first nine months of 2007, the company granted employees stock options totaling 133,040 shares under the Omnibus Stock Plan. The options have a ten-year term with an exercise price ranging between $533 and $553 per share, the closing market prices on the dates of grant. The fair value of these options totaled $26.2 million, measured at the grant dates using the Black-Scholes valuation model. The Black-Scholes fair value of the option grants was calculated using the following assumptions: dividend yield ranging from 0.6% to 0.7%; expected volatility ranging from 25% to 30%; risk-free interest rates ranging from 4.3% to 5.1%; and expected life of 6.5 years. The grant date weighted average fair value of options granted during the first three quarters was $197 per share.

Year to date, the company also granted 12,015 shares of restricted Class A common stock which generally have a vesting period of two to five years. The fair value of these grants was $6.6 million at issuance, which is recognized as compensation expense on an accelerated basis over the vesting period.

CME Holdings issued 4,072 shares of Class A common stock to its non-executive directors during the first nine months of 2007. The fair value of these grants was $2.1 million. These shares are not subject to any vesting restrictions.

13. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options and restricted stock awards of approximately 135,000 were anti-dilutive for the quarter and nine months ended September 30, 2007, respectively. Approximately 132,000 and 133,000 outstanding stock options and restricted stock awards were anti-dilutive for the quarter and nine months ended September 30, 2006, respectively. These shares were not included in the diluted earnings per share calculations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net Income	$201,572	$103,800	$457,475	$304,746
Weighted Average Number of Common Shares:
Basic	51,748	34,749	40,556	34,657
Effect of stock options	344	394	352	431
Effect of restricted stock grants	11	10	12	10

Diluted	52,103	35,153	40,920	35,098

Earnings per Share:
Basic	$3.90	$2.99	$11.28	$8.79
Diluted	3.87	2.95	11.18	8.68

14. Subsequent Events

On October 12, 2007, CME renewed the Clearing House’s $800.0 million 364-day line of credit on substantially the same terms as the expiring line of credit. CME has the option to increase the facility to $1.0 billion, to the extent collateralized, although the agreement does not require the participating banks to comply with CME’s request.

On October 23, 2007, the company announced that it intends to enter into a cross-equity arrangement with the Brazilian Mercantile & Futures Exchange S.A. (BM&F). Under the proposed agreement, the company would acquire an equity stake of approximately 10% in BM&F in exchange for an approximately 2% equity stake in CME Group. The transaction is to be completed subsequent to the close of BM&F’s initial public offering, which is expected to occur this year. The proposal also includes an order-routing arrangement exclusive to CME as an exchange provider of order-routing services to BM&F. The proposed cross-investment and order routing agreement will only proceed if the parties sign definitive agreements, which are subject to completion of due diligence and final board approval by CME Group and BM&F. Closing of the equity exchange is also subject to the completion of BM&F’s initial public offering, BM&F shareholder approval and other customary closing conditions, including Brazilian regulatory approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effective July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings). At the time of the merger, the combined company was renamed CME Group Inc. (CME Group). The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes only the consolidated financial results of CME Holdings and its subsidiaries for the quarter and nine months ended September 30, 2006 and for January 1, 2007 through July 12, 2007. The financial results of the former CME Holdings and CBOT Holdings are included in the consolidated financial results of CME Group beginning on July 13, 2007.

The following discussion is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements, the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in CME Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

References in this discussion and analysis to “we” and “our” are to CME Group and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT) and their subsidiaries, collectively.

Results of Operations

Financial Highlights

The comparability of our operating results for the third quarter and year-to-date periods to the same periods in 2006 is significantly impacted by our merger with CBOT Holdings. In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense resulting from the merger wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

•

Total operating revenues grew by 106% and 52% in the third quarter and first nine months of 2007, respectively, with the most significant increase in clearing and transaction fee revenue. Quotation data fees also experienced an increase for both quarter and year-to-date periods.

•	Total operating expenses increased by 87% in the third quarter driven mostly by increases in compensation and benefits, amortization of purchased intangibles, and depreciation and amortization.

Year to date, total expenses increased by 41% due primarily to higher compensation and benefits costs, depreciation and amortization, and amortization of purchased intangibles. Settlement costs paid in relation to a claim filed by the Louisiana Municipal Police Employees’ Retirement System (LAMPERS) and other merger-related costs also contributed to higher expenses for the quarter and year to date.

We are in the process of executing our merger-related staffing, technology and facilities plans. We began incurring restructuring charges as a result of these plans in the third quarter and will continue to incur expenses through 2008. We recognized $4.5 million of restructuring expense in the third quarter of 2007.

•

Operating margin, which we define as operating income expressed as a percentage of total revenues, increased to 61% in the third quarter of 2007 compared with 57% in the same period in 2006. Year to date, our operating margin increased to 60% from 57% for the same period in 2006.

•

Non-operating expense increased primarily as a result of our guarantee to holders of the Chicago Board Options Exchange Inc.’s (CBOE’s) outstanding exercise right privileges. The expense for this guarantee reflects the initial recognition of the contingent liability as well as subsequent changes in the estimated fair value of the liability.

•	Cash earnings increased by $162.3 million to $468.9 million for the first nine months of 2007 compared with the same period in 2006.

Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	Change	2007	2006	Change
Clearing and transaction fees	$477.8	$217.0	120%	$988.8	$646.3	53%
Quotation data fees	45.8	20.1	128	95.2	60.7	57
Processing services	18.0	23.9	(25)	90.3	62.2	45
Access and communication fees	10.3	7.3	41	25.3	21.5	18
Other	13.3	6.4	107	27.0	17.9	51

Total Revenues	$565.2	$274.7	106	$1,226.6	$808.6	52

Revenue Highlights. In addition to increases resulting from our recent merger, revenues grew for the quarter and year-to-date periods primarily due to the following:

•	Increased market volatility, in part due to inflationary concerns and uncertainty surrounding the sub-prime debt market, resulted in an increase in clearing and transaction fees.

•	Higher monthly subscriber fees, which became effective January 1, 2007, produced higher quotation data fee revenue.

•

Additional processing services revenue generated from our current agreement with the New York Mercantile Exchange (NYMEX), which became effective in June 2006, contributed to additional processing services revenue. Additional revenue from NYMEX was offset by the elimination of fees from our clearing agreement with CBOT that terminated as a result of the merger.

Clearing and Transaction Fees. The increase in revenues was due to trading volume growth partially offset by a decrease in the average rate per contract.

Volume

The following table summarizes average daily trading volume for the quarter and year-to-date periods. For comparative purposes, CME and CBOT legacy products have been presented separately and average daily trading volume for CBOT products has been calculated for the period July 13, 2007 through September 30, 2007. All amounts exclude TRAKRS, Swapstream and auction-traded products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Product Line Volume:
Interest rate:
CME	4,496	3,148	43%	3,898	3,108	25%
CBOT	3,652	—	n.m.	3,652	—	n.m.

Equity:
CME	3,064	1,718	78	2,464	1,732	42
CBOT	206	—	n.m.	206	—	n.m.

Foreign exchange:
CME	635	423	50	572	434	32

Commodity and alternative investment:
CME	86	78	11%	85	79	6%
CBOT	622	—	n.m.	622	—	n.m.

Total Products:
CME	8,281	5,367	54%	7,019	5,353	31%
CBOT	4,480	—	n.m.	4,480	—	n.m.

Electronic Volume:
CME	6,301	3,801	66	5,273	3,754	40
CBOT	3,579	—	n.m.	3,579	—	n.m.

Electronic Volume as a Percentage of Total Volume	77%	71%		77%	70%

n.m.	not meaningful

Overall trading volume growth is attributable primarily to the incremental volume from the addition of the CBOT product line, as well as increased market volatility due in part to concerns about the sub-prime debt market. We also believe that additional use of automated trading systems by our customers contributed to an increase in overall volume in all product lines.

Interest Rate Products

The trading volume growth is primarily attributable to the addition of the CBOT interest rate products after the merger. Included within these products are 10-year U.S. Treasury note and 5-year U.S. Treasury note futures and options, which had average daily volume of 1.8 million and 0.9 million contracts, respectively, from July 13, 2007 through the end of the quarter. The increase in volume for the quarter and year-to-date periods was also attributable to inflation concerns, which resulted in additional market volatility. Average daily volumes for 10-year U.S. Treasury note and 5-year U.S. Treasury note futures and options were 1.3 million and 0.5 million for the third quarter of 2006.

In the most recent quarter, volume for electronically-traded CME Eurodollar futures contracts increased 52% to an average 2.6 million contracts per day when compared with the same period in 2006. Year to date, electronically-traded CME Eurodollar futures contracts increased 36% to an average of 2.3 million contracts per day. In addition, volume for the pit-traded CME Eurodollar options increased to an average of 1.2 million contracts per day in 2007 from 1.0 million contracts per day for 2006.

Equity Products

The increase in trading volume in equity products in the third quarter and year to date was primarily the result of a sharp rise in volatility in the equity market due to changing inflation expectations and sub-prime debt market concerns. Average volatility, as measured by the CBOE Volatility Index, increased by 59% in the third quarter of 2007 when compared with the same period in 2006. We also believe the increase in volume was due to new market participants.

As a result of these factors, average daily volume for the E-mini S&P 500 futures and options contracts increased 103% to a record 2.1 million contracts per day in the third quarter compared with the same period in 2006. Year to date, overall growth in equity products included an increase in average daily volume for E-mini S&P 500 futures and options contracts of 55% to 1.6 million contracts compared with the same period in 2006. The average daily volume of our E-mini equity index options traded electronically increased to 82,000 contracts from 40,000 contracts for the same period in 2006.

As announced in June 2007, our license to list Russell-based contracts will terminate in September 2008 when the last contracts currently traded expire. Through September 30, 2007, year-to-date average daily volume for Russell-based contracts was 246,000. On June 19, 2007, we launched new E-mini S&P small cap futures and options contracts, based on the S&P 600 Index, to offer a comparable alternative to the Russell-based contracts.

In August 2007, we renewed our licensing agreement with Dow Jones & Company, Inc. (Dow Jones). The agreement enables us to continue to exclusively offer futures and options on futures products based on the Dow Jones Industrial Average (DJIA) and other Dow Jones indexes. The new agreement is effective January 1, 2008 through December 31, 2014 and also includes a provision for a five-year renewal term and successive annual renewal terms thereafter.

Foreign Exchange Products

Trading volume growth in foreign exchange products was driven largely by the decline in the U.S. dollar relative to other major currencies. We also believe that market response to the uncertainty within the fixed income market contributed to the increase in volume. In the third quarter and year to date, electronically-traded contracts accounted for 94% and 92% of total volume, compared with 88% and 87% during the same periods in 2006, respectively.

Commodities and Alternative Investments

The increase in volume is primarily attributable to the additional volume generated from CBOT commodities and alternative investment products subsequent to the merger. The volume is largely driven by the addition of CBOT corn and soybean futures, which had average daily volume of 223,000 contracts and 152,000 contracts, respectively, in the third quarter. Average daily volume for CBOT corn and soybean futures was 230,000 contracts and 98,000 contracts, respectively, in the third quarter of 2006. The increase in soybean volume is due in part to the availability and growth of electronic trading beginning in the third quarter of 2006.

Average Rate Per Contract

The increase in average daily volume in the third quarter and in the first nine months of 2007 was partially offset by a decrease in the average rate, or revenue, per contract.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Total volume (in millions)	768.1	338.1	127%	1,573.0	1,006.4	56%
Clearing and transaction fees (in millions)	$477.8	$216.6	121	$988.3	$645.2	53
Average rate per contract	$0.622	$0.641	(3)	$0.627	$0.641	(2)

Decreases in the average rate per contract are largely due to an increase in member trading when compared with the same periods in 2006. Member trading grew faster than nonmember trading in the third quarter and the first nine months of 2007. We also believe that the increase is partially attributable to higher volumes generated by automated trading systems, which typically receive member rates. In addition, the average rate per contract of the E-mini S&P 500 futures and options contracts decreased due to incremental volume reaching the CME Globex surcharge cap, resulting in a decrease in the overall average rate per contract.

Decreases noted above were partially offset by the addition of CBOT products to our existing product lines. The average rate per contract for CBOT products was $0.655 for the period after the merger. In addition, there was a shift in volume from CME interest rate products to higher-priced E-mini equity products during the quarter. As a percentage of total volume, E-mini equity volume increased by 6% in the third quarter of 2007 when compared with the same period in 2006 while interest rate volume as a percentage of total volume declined by 4%.

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of their customers. We currently have approximately 110 clearing firms. The increase in the number of clearing firms compared with prior periods is due to the addition of CBOT-only clearing firms as a result of our merger. One firm represented approximately 10% of our clearing and transaction fees revenue for the first nine months of 2007. Should a clearing firm discontinue operations, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe this exposes us to significant risk from the loss of revenue earned from a particular firm.

Quotation Data Fees. The increase for the third quarter and year to date is primarily attributable to additional revenue contributed by our merger with CBOT Holdings. Revenue generated by market data services provided to existing CBOT Holdings customers subsequent to the merger totaled $20.5 million.

In addition, on January 1, 2007, CME implemented an increase in market data fees. Users of CME’s basic service currently pay $50 per month for each market data screen, or device, compared with $40 per month in 2006. This fee increase combined with fee increases in other quotation data services contributed additional revenue of $4.8 million and $14.3 million in the third quarter and year to date, respectively, when compared with the same periods in 2006.

Year to date, the two largest resellers of our market data generated approximately 58% of our quotation data fees revenue in 2007. However, we consider exposure to significant risk of revenue loss to be minimal despite this concentration. In the event one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller.

Processing Services. Revenues for the third quarter of 2007 decreased primarily due to the elimination of fees from the clearing agreement with CBOT as a result of our merger. The decrease in processing services revenue resulting from the termination of this agreement was $16.0 million for the third quarter and $8.3 million year to date when compared to the same periods in 2006.

This decrease was partially offset by an increase in NYMEX volume. Revenues generated from trading matching services provided to NYMEX, which began at the end of the second quarter of 2006, increased by $9.6 million in the third quarter and $35.1 million year to date when compared with the same periods in 2006. Average daily volume was 801,000 contracts for the third quarter compared with 175,000 contracts for the same period in 2006 and 725,000 contracts year to date compared with 65,000 contracts for the same period in 2006.

Access and Communication Fees. Our merger with CBOT Holdings contributed incremental revenue of $2.5 million related to telecommunications services provided to CBOT customers as well as connectivity charges for e-cbot, CBOT’s electronic trading platform. The continued migration of customers to faster bandwidth connections and a new server co-location program also contributed to revenue growth in the third quarter and year to date when compared with the same periods in 2006.

Other Revenues. Other revenues include rent charged to third party tenants as well as ancillary charges for parking, utilities and miscellaneous services provided to tenants. As part of our merger with CBOT Holdings, we acquired three buildings, with over 1.5 million square feet of commercial space, in Chicago’s central business district. The trading floor and office space occupied by our staff utilize approximately 30% of this space.

The remaining space is rented to third party tenants. Tenants pay market rates for rent. The majority of tenant leases have terms of three to five years, with larger tenants having leases for up to fifteen years. These revenues are generally affected by market rental rates, lease renewals and business conditions in the financial services industry in which most of our tenants operate. At September 30, 2007, the buildings were approximately 85% occupied. Rental income and associated revenues totaled $5.1 million for the third quarter and year to date.

In addition, other incremental revenues from CBOT operations totaled $1.2 million for the period. An increase in trading gains generated by GFX Corporation also contributed to revenue growth for the third quarter and year-to-date periods.

Expenses

	Quarter Ended September 30,			Nine Months Ended September 30
(dollars in millions)	2007	2006	Change	2007	2006	Change
Compensation and benefits	$78.5	$51.2	53%	$191.6	$149.0	29%
Communications	12.0	7.7	57	30.0	23.5	28
Technology support services	15.8	8.5	86	33.3	23.4	42
Professional fees and outside services	15.0	7.2	110	36.3	24.5	49
Amortization of purchased intangibles	16.0	0.3	n.m.	16.6	0.8	n.m.
Depreciation and amortization	32.9	18.6	77	72.7	53.6	36
Occupancy and building operations	14.6	7.7	89	32.8	22.2	48
Licensing and other fee agreements	11.5	6.4	79	25.3	19.3	31
Restructuring	4.5	—	n.m.	4.5	—	n.m.
Other	19.4	10.1	92	45.6	29.6	54

Total Expenses	$220.2	$117.7	87	$488.7	$345.9	41

n.m.	not meaningful

Expense Highlights. Increases in total expenses for the third quarter and year-to-date periods were driven primarily by the inclusion of CBOT Holdings operations beginning on July 13, 2007. In addition, in March 2007, LAMPERS filed a class action complaint against CBOT Holdings, its directors and CME Holdings. Subsequently, we reached a settlement with LAMPERS, which was contingent on the closing of the merger. As agreed, in the third quarter, we paid LAMPERS’ legal fees and related expenses of $6.3 million.

Compensation and Benefits. The net increase for the third quarter and year to date, when compared with the same periods in 2006, consisted primarily of the following:

	Increase (Decrease)
(in millions)	Quarter to Date	Year to Date
Average headcount	$16.6	$21.9
Bonus	9.2	10.5
Stock-based compensation	2.0	4.6
Change in average salaries, benefits and employer taxes per employee	(0.6)	3.5

•

Average headcount increased by 43%, or about 600 employees, in the third quarter, and about 250 employees, or 15%, year to date compared with the same periods in 2006. These increases resulted primarily from the addition of approximately 690 employees from our merger with CBOT Holdings. An increase in hiring to support technology initiatives such as NYMEX also contributed to the year-to-date increase. As of September 30, 2007, we had approximately 1,990 employees.

•

For the quarter and year-to-date periods, bonus expense accrued under the provisions of our annual incentive plan increased as a result of a larger target pool due to increased salaries and headcount and the improved performance of our company when compared with the cash earnings target for the year.

•

Quarter to date, stock-based compensation increased primarily due to the recognition of expense for the unvested stock options of CBOT Holdings’ employees. We also recognized additional expense for the quarter and year-to-date periods related to options granted in June 2007 and the full impact in 2007 of the expense related to the June 2006 grant.

Subsequent to our merger, we approved and initiated a plan to close duplicate facilities and reduce our workforce in order to improve operating efficiencies. We expect to eliminate approximately 380 positions by June 2008. We expect these reductions to contribute to a decrease in compensation and benefits expense relative to the current period.

Communications. Communications expense increased primarily due to our merger with CBOT Holdings. Costs incurred for e-cbot operations and customer connectivity resulted in incremental expense of approximately $3.5 million in 2007. Continued growth in existing customer and data center connections and bandwidth upgrades also contributed to an increase in expense for the third quarter and year-to-date periods when compared with the same periods in 2006. We expect to end our use of e-cbot in July 2008, which should result in a reduction in communication expense beginning in August 2008.

Technology Support Services. As a result of our merger, there was a $6.7 million increase in expense for the third quarter and year to date when compared with the same periods in 2006 related to support of the e-cbot electronic trading platform. Additional investments in technology, including an upgrade to our network and mainframe system in 2006, led to increased ongoing maintenance costs as part of a planned system expansion to increase capacity for peak volumes of transactions processed electronically. We intend to end our use of the e-cbot platform in July 2008 and expect a decrease in technology support service expense after that time.

Professional Fees and Outside Services. Technology-related and other professional fees, net of amounts capitalized for internally developed software, increased by $3.3 million and $7.1 million, respectively, in the third quarter and year-to-date periods compared with the same periods in 2006. The increase was due primarily to additional consulting services needed to support our merger integration efforts as well as non-capitalizable software development and strategic initiatives.

Additionally, legal fees increased $4.3 million and $4.0 million, respectively, in the third quarter and year to date due to litigation costs related to legal proceedings arising as a result of our merger with CBOT Holdings, as well as the ongoing antitrust suit filed by Eurex U.S. in 2003.

Professional fees and outside services include a total of $2.1 million and $6.6 million in merger-related costs for the third quarter and first nine months of 2007, respectively.

Amortization of Purchased Intangibles. The increase in expense is attributable to intangible assets obtained in our merger with CBOT Holdings. Intangibles subject to amortization consist primarily of clearing firm relationships, market data customer relationships, the Dow Jones product agreement and lease-related intangibles. The estimated future amortization expense on intangibles obtained in our recent merger is as follows:

Remainder of 2007	$16.4
2008	61.0
2009	60.8
2010	60.8
2011	60.8
Thereafter	1,316.8

Amortization of purchased intangibles in 2006 includes amortization of intangibles obtained in our acquisition of Swapstream.

Depreciation and Amortization. The increase in expense in the third quarter and year to date is due primarily to additional assets obtained in our recent merger. Depreciation and amortization expense attributable to the addition of these assets was $9.5 million in 2007. This expense also includes the impact of valuation adjustments resulting from purchase accounting. In addition, we have shortened the useful lives of various technology-related and trading floor assets in consideration of plans to migrate our electronic trading systems and trading floor operations resulting in incremental expense of $4.0 million in the third quarter. We expect the acceleration of depreciation to result in $4.6 million and $8.8 million of additional expense in the fourth quarter and in 2008, respectively.

Depreciation and amortization of 2007 and 2006 property additions exceeded the depreciation and amortization of assets that have become fully depreciated or retired since January 1, 2006, contributing to the overall increase in depreciation and amortization expense.

Property additions, excluding merger-related additions, for 2007 and 2006 are summarized below. Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and the build-out of our data centers. During the third quarter and first nine months of 2007, increased spending for development of our newly-leased Chicago office space resulted in a decrease in technology-related assets as a percentage of total additions.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2007	2006	2007	2006
Total property additions, including landlord-funded leasehold improvements	$39.9	$18.6	$90.0	$58.1
Technology-related assets as a percentage of total additions	84%	93%	83%	95%

Occupancy and Building Operations. This expense consists of costs related to leased and owned property including rent, real estate taxes, utilities, maintenance and other related costs. The addition of three commercial real estate properties during our recent merger resulted in incremental expense of $4.3 million in 2007.

In addition, we entered into two leases for additional office space in Chicago and London during the second half of 2006. These new leases resulted in additional rent and utilities expense for both the quarter and year-to-date periods in 2007.

During August 2007, we renegotiated the leases for office space and trading floor facilities in our headquarters. Under the terms of our new lease, which extends our occupancy through 2022, we will be reducing our rented space after November 2008. The new lease will not materially impact expense until after November 2008.

Licensing and Other Fee Agreements. Licensing and market maker fees on products obtained in our recent merger contributed incremental expense of $2.5 million in 2007.

In addition, higher average daily trading volume in CME’s existing licensed products, particularly E-mini S&P products, resulted in additional expense of $3.6 million and $5.8 million, respectively, for the third quarter and year-to-date periods when compared with the same periods in 2006.

For the third quarter, the increase in these expenses was partially offset by a $0.9 million reduction in costs incurred under a fee sharing arrangement with Singapore Exchange Limited (SGX), which was eliminated effective February 5, 2007 under the terms of our renewed agreement. Year to date, the increase was partially offset by a $2.4 million reduction in SGX costs.

In September 2007, we renewed our exclusive product licensing agreement with Dow Jones. The new agreement is effective from January 2008 through December 2014 and includes an upfront payment as well as minimum annual payments. The upfront payment, which was negotiated in exchange for a reduced rate per contract, will be recognized on a straight-line basis over the term of the agreement.

Restructuring. Restructuring expense consists primarily of transitional employee payments, severance for CME Holdings’ employees and associated payroll taxes as well as outplacement costs and post-employment healthcare subsidies. We expect to incur approximately $4.5 million of additional restructuring expense in the fourth quarter of 2007 and an additional $3.4 million in 2008.

Other Expense. Other expense consists of marketing-related and other general administrative costs. The increase in expense in the third quarter and year to date is primarily attributable to $6.3 million of settlement costs related to the LAMPERS class action complaint. Additionally, $2.6 million of merger-related marketing, advertising and public relations costs and $2.2 million related to our global brand campaign contributed to the year-to-date increase in expense.

Non-Operating Income and Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	Change	2007	2006	Change
Investment income	$21.1	$14.7	44%	$57.8	$38.8	49%
Securities lending interest income	23.2	19.3	20	91.6	70.4	30
Securities lending interest expense	(21.4)	(18.9)	13	(88.1)	(68.8)	28
Interest expense	(1.4)	(0.1)	n.m.	(1.5)	(0.2)	n.m.
Guarantee of exercise right privileges	(28.5)	—	n.m.	(28.5)	—	n.m.
Equity in losses of unconsolidated subsidiaries	(3.7)	(1.5)	144	(10.1)	(2.1)	n.m.

Total Non-Operating	$(10.7)	$13.5	(179)	$21.2	$38.1	(44)

n.m.	not meaningful

Investment Income. Investment income increased in the third quarter and year to date when compared with the same periods in 2006 due to additional cash from operations as well as a rise in short-term interest rates. We have reinvested funds from maturing investments in liquid, short-term investments due to uncertainty surrounding long term market interest rates and to provide flexibility in pursuing strategic opportunities. Annualized average rates of return and average investment balances indicated in the table below include short-term investments classified as cash and cash equivalents, marketable securities and a portion of clearing firms’ cash performance bonds and security deposits, but exclude the financial statement impact of our non-qualified deferred compensation plan and insurance contracts.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2007	2006	Change	2007	2006	Change
Annualized average rate of return	4.63%	4.30%	0.33%	4.27%	3.98%	0.29%
Average investment balance	$1,725	$1,323	$402	$1,717	$1,264	$453

Increase in income due to balance			$4.4			$13.5
Increase in income due to rate			1.4			3.8

We exclude non-qualified deferred compensation plan earnings from this analysis, as there is an equal and offsetting amount in compensation and benefits expense. The increase in investment income related to these investments accounted for $0.4 million and $1.4 million of the total increase in investment income for the third quarter and year to date, respectively.

Securities Lending Interest Income and Expense. Beginning in late August 2007, we temporarily suspended our securities lending program due to high volatility in the credit markets and extreme market demand for U.S. Treasury securities, resulting in a decline in the revenue and expense growth we had previously been experiencing during 2007. We resumed the program in mid-September once market volatility subsided. Despite the temporary suspension of the program, the average daily balance of funds invested increased in the third quarter and year to date when compared with the same periods in 2006. The increase was primarily due to expanded lending relationships that increased the number of eligible securities available for lending.

Quarter to date, the spread between the average rate earned and the average rate paid increased primarily due to a reduction in the federal discount rate, which correlates closely with the interest expense, as well as an increase in market demand for the types of securities we had available to lend through this program. The average rate earned is positively correlated with market demand for securities available through the lending program.

Year to date, the average rate earned and paid increased when compared with the same period in 2006 due to rising market interest rates. The spread between the average rate earned and the average rate paid for the year-to-date period increased primarily due to an increase in market demand for the types of securities we had available to lend through this program.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in billions)	2007	2006	Change	2007	2006	Change
Average daily balance of funds invested	$1.7	$1.4	$0.3	$2.3	$1.9	$0.4

Annualized average rate earned	5.38%	5.38%	—%	5.38%	4.91%	0.47%
Annualized average rate paid	4.96	5.27	(0.31)	5.18	4.79	0.39

Net earned from securities lending	0.42	0.11	0.31	0.20	0.12	0.08

Interest Expense. In September 2007, we initiated a commercial paper program with various financial institutions in conjunction with a tender offer share repurchase. Under the program, we may issue and sell unsecured short-term promissory notes. To date, we have issued $845.0 million in par value of commercial paper notes. At September 30, 2007, $164.7 million remained outstanding. The weighted average balance for notes outstanding during the quarter was $89.7 million. Interest rates for notes outstanding during the quarter ranged from 4.81% to 5.38%.

Guarantee of Exercise Right Privileges. Under the terms of our merger with CBOT Holdings, through August 24, 2007, eligible holders of CBOE exercise right privileges could elect to sell us their exercise right privilege for $250,000 per privilege. Holders that did not elect to sell their exercise right privileges are entitled to a minimum guaranteed payment of up to $250,000 upon resolution of the lawsuit between CBOT and CBOE. At merger closing, we recorded expense on 1,331 outstanding exercise rights privileges equal to the estimated fair value of the available election. In August 2007, 159 exercise right privileges were tendered for sale. Subsequent to the tendering of these rights, the maximum potential aggregate payment under the guarantee is $293.0 million. We have reflected changes in the estimated fair value of the guarantee on the remaining exercise right privileges outstanding and adjusted our expense accordingly. At September 30, 2007, our liability under the guarantee, which is included in other liabilities on our consolidated balance sheets, was estimated as $25.3 million. We will continue to adjust the fair value of the outstanding guarantee on a quarterly basis until the lawsuit is resolved.

Equity in Losses of Unconsolidated Subsidiaries. The increase resulted primarily from our investment in FXMS which contributed incremental losses of $2.0 million and $8.1 million, respectively, for the third quarter and year-to-date 2007. FXMS, our joint venture with Reuters, was established in the second half of 2006.

Income Tax Provision

The effective tax rate increased to 39.7% from 39.1% in the third quarter when compared with the same period in 2006. Year to date, the effective tax rate increased to 39.7% from 39.2%. Increases in the third quarter and year to date were due primarily to the impact of a valuation allowance required for the net operating losses generated by our Swapstream operations, which we acquired in August 2006. These increases were partially offset by the impact of investment income from tax-advantaged securities. Net operating losses from Swapstream will not be recognized until there is a pattern of operating income from these operations.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $571.6 million in the first nine months of 2007 compared with $343.8 million for the same period in 2006. Net cash provided by operating activities increased primarily due to an increase in net income when compared to 2006. Year to date, net cash provided by operating activities was $114.1 million higher than net income. Adjustments to net income consisted primarily of $72.7 million in depreciation and amortization and a $66.9 million increase in other current liabilities, partially offset by a $60.9 million increase in accounts receivable and $49.2 million increase in deferred income taxes. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash used in investing activities was $15.5 million in 2007 compared with $67.3 million for the same period in 2006. The decrease in cash used compared with 2006 was due primarily to $116.2 million of cash acquired in our merger with CBOT Holdings and a $31.1 million increase in proceeds from maturities of marketable securities, net of purchases. These increases in cash were partially offset by $39.8 million used to purchase exercise right privileges, $40.6 million in merger-related transaction costs, and a $31.9 million increase in property and equipment purchases.

Cash used in financing activities was $848.5 million in 2007 compared with $18.8 million for the same period in 2006. The increase in cash used was primarily due to $949.3 million paid to repurchase common stock and a $40.2 million increase in cash dividends to shareholders. This increase in cash used was partially offset by proceeds from debt issuances, net of maturities and debt issuance costs, of $164.1 million.

Debt Instruments. Our clearinghouse maintains an $800.0 million 364-day line of credit with a consortium of banks to be used in certain situations. The line of credit, which was renewed on October 12, 2007, continues to be collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the Interest Earning Facilities and any performance bond deposits of the defaulting firm. The line of credit can only be drawn on to the extent it is collateralized. Security deposit collateral available was $1.3 billion at September 30, 2007.

We use CME-owned U.S. Treasury securities as performance bond collateral in lieu of, or in combination with, irrevocable letters of credit for our mutual offset agreement with SGX. At September 30, 2007, we were contingently liable on irrevocable letters of credit totaling $109.0 million and had pledged securities with a fair value of $99.7 million.

CME also guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit will be utilized in the event GFX defaults in meeting performance bond requirements to its clearing firm.

On July 27, 2007, we entered into a 364-day revolving loan facility, with various financial institutions, which provides for loans of up to $3.0 billion. Effective August 31, 2007, the 364-day revolving loan facility was reduced from $3.0 billion to $0.8 billion. This revolving loan facility serves as a backstop for our commercial paper program. Proceeds from the program were used to partially fund our recent tender offer stock repurchase and related fees. On September 5, 2007, we purchased 1,695,250 shares of our Class A common stock at a purchase price of $560 per share for a total cost of approximately $949.3 million, excluding related fees and expenses. Under the terms of the facility, proceeds can also be used to fund merger-related expenses as well as general operating expenses of up to $300.0 million.

On November 7, 2007, the Board of Directors declared a regular quarterly dividend of $0.86 per share payable on December 26, 2007 to the shareholders of record as of December 10, 2007.

Liquidity and Cash Management. Cash and cash equivalents totaled $677.0 million at September 30, 2007 and $969.5 million at December 31, 2006. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices.

Current net deferred tax assets of $24.7 million and $7.2 million are included in other current assets at September 30, 2007 and December 31, 2006, respectively. At December 31, 2006, non-current net deferred tax assets were $30.9 million. Net deferred tax assets result primarily from depreciation and amortization, internally developed software, stock-based compensation and pension costs as of September 30, 2007. Deferred tax assets also include $11.1 million for acquired and accumulated net operating losses related to Swapstream. Since Swapstream has not yet developed a pattern of operating income, our assessment at September 30, 2007 is that we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the deferred tax benefit arising from these net operating losses has been fully reserved.

At September 30, 2007, non-current net deferred tax liabilities were $3.8 billion. Net deferred tax liabilities are primarily the result of purchase accounting for intangibles in our merger with CBOT Holdings.

Historically, we have met our funding requirements from operations. If operations do not provide sufficient funds to meet capital expenditure requirements, cash and cash equivalents or marketable securities can be reduced to provide the needed funds; assets can be acquired through capital leases; or we can issue debt. In addition, we believe we can fund potential future acquisitions with a combination of cash on hand, debt financing or the issuance of equity securities.

Contractual Obligations. We entered into three material new agreements during the quarter ended September 30, 2007.

•

In September 2007, we renewed our product licensing agreement with Dow Jones. The agreement enables us to continue to exclusively offer futures and options on futures products based on the Dow Jones Industrial Average and other Dow Jones indexes.

•

As a result of our recent merger, we assumed a managed service agreement with Atos Euronext Market Solutions (AEMS) for use of the e-cbot trading platform. Initially set to expire in December 2008, the agreement is now scheduled to terminate in July 2008.

•	In August 2007, we renegotiated the operating lease for our 20 South Wacker location in Chicago.

Minimum future contractual payments under the above mentioned agreements are as follows:

	Purchase Obligations	Operating Lease	Total
Remainder of 2007	$3,826	$2,719	$6,545
2008	49,533	11,131	60,664
2009	5,000	6,894	11,894
2010	5,000	7,067	12,067
2011	4,000	7,243	11,243
2012	4,000	7,425	11,425
Thereafter	8,000	84,449	92,449

Total	$79,359	$126,928	$206,287

Cash Earnings. Cash earnings, a non-GAAP financial measure, is the primary financial metric used by us to measure our performance and is the basis for calculating dividends to shareholders. It is calculated as net income plus depreciation and amortization expense, plus amortization of purchased intangibles net of the income tax effect, plus stock-based compensation net of the income tax effect and less capital expenditures. Depreciation and amortization and capital expenditure amounts used in the calculation exclude the impact of landlord-funded leasehold improvements. Cash earnings for the nine months ended September 30, 2007 and 2006 is calculated as follows (in millions):

	Nine Months Ended September 30,
(dollars in millions)	2007	2006
Net income	$457.5	$304.7
Depreciation and amortization	71.8	53.3
Stock-based compensation	9.8	7.1
Amortization of purchased intangibles	10.0	—
Capital expenditures	(80.2)	(58.5)

Cash Earnings	$468.9	$306.6

Cash earnings, adjusted for certain non-operating items, is also used as the basis for annual incentive payments to employees.

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

In June 2007, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that we record an increase to additional paid-in capital for the tax benefit related to dividends paid on restricted stock that has not vested. We currently account for this tax benefit as a reduction to income tax expense. The provisions of this issue are effective for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, on a prospective basis. We expect the impact of adoption to be immaterial to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to various market risks, including those caused by changes in interest rates and foreign currency exchange rates. There was no material change in our exposure to market risks during the first nine months of 2007. Information regarding market risks as of December 31, 2006 is contained in Item 7A of our 2006 Annual Report on Form 10-K.

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

(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect the company’s internal control over financial reporting.

On July 12, 2007, CME Holdings completed its merger with CBOT Holdings. In connection with the merger, CBOT Holdings was merged into CME Holdings and the subsidiaries of CBOT Holdings, including CBOT, became subsidiaries of CME Holdings. Management considered the transaction material to the results of operations, cash flows and financial position from the date of the acquisition through September 30, 2007, and believes that the internal controls and procedures of CBOT Holdings and its subsidiaries have a material effect on internal control over financial reporting. The company is currently in the process of incorporating the internal controls and procedures of the former CBOT Holdings and its subsidiaries into the internal controls over financial reporting. The company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the Act) and the applicable rules and regulations under the Act to include the operations of the former CBOT Holdings and its subsidiaries. The company will report on its assessment of its combined operations within the time period provided by the Act and the applicable rules and regulations of the Securities and Exchange Commission (SEC) concerning business combinations. There were no other changes in the company’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the merger with CBOT Holdings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 16, 2007, LAMPERS filed a class action complaint in the Delaware Court of Chancery against CBOT Holdings, its directors and CME Holdings. The complaint alleged, among other things, that CBOT Holdings and its directors breached their fiduciary duties related to the sale of CBOT Holdings by approving allegedly improper deal protection devices including a $240.0 million termination fee and a no-shop/no-talk provision. The complaint further alleged that CME Holdings aided and abetted the alleged breaches of fiduciary duty. The plaintiff sought to enjoin the CBOT Holdings/CME merger. Based on revisions to the merger providing for the special dividend of $9.14 payable to each shareholder of CBOT Holdings Class A common stock at the effective time of the merger and the granting appraisal rights to holders of shares of CBOT Holdings, the company and LAMPERS reached a memorandum of understanding for the settlement of this litigation. As part of the settlement, the company agreed to pay the fees and expenses of plaintiff’s counsel approved by the court in an amount not to exceed $7.4 million. The terms of the settlement were approved by the court on September 25, 2007 and provided for the payment of fees and expenses of plaintiff’s counsel of $6.3 million.

On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the CBOE. The lawsuit seeks to enforce and protect the CBOE exercise rights. The lawsuit alleges that these exercise rights allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. On January 4, 2007, the plaintiffs filed a Second Amended Complaint, in which they added a count seeking a declaration that, contrary to the position taken by the CBOE before the SEC, the merger between CBOT Holdings and CME Holdings would not result in the termination of the exercise rights. The lawsuit seeks declaratory and injunctive relief as well as recovery of attorneys’ fees. On January 11, 2007, the plaintiffs filed a motion for partial summary judgment. On January 16, 2007, the defendants filed a motion to dismiss the Second Amended Complaint. In August, the Court of Chancery granted a stay of the proceedings until the SEC takes final action on its rule interpretation review.

Item 1A. Risk Factors

Other than the following updates, there have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, filed with the SEC on May 8, 2007 and August 3, 2007, respectively.

We may incur significant indebtedness in order to finance the guarantee of the Chicago Board of Options Exchange exercise right privileges, which may limit our operating flexibility, and we may not realize the value of the exercise right privileges we purchased.

On September 26, 2007, we purchased 159 CBOE exercise right privileges (ERPs) from CBOT members. At September 30, 2007, these acquired ERPs totaled $36.6 million and were recorded in other non-current assets on the consolidated balance sheet. Additionally, eligible holders of ERPs are entitled to a minimum guaranteed payment from us of up to $250,000 upon resolution of the lawsuit between CBOT and CBOE. In connection with this guarantee, we have recorded a liability of $25.3 million related to the fair value of the guarantee obligation which is included in other liabilities on the consolidated balance sheet. The value of the outstanding guarantee, and potentially as the value of the ERPs we acquired, will continue to be adjusted on a quarterly basis until the lawsuit is resolved. To the extent the lawsuit results in no recovery, our obligation under the guarantee would be $293.0 million which would require us to dedicate a significant portion of our cash flows or incur additional indebtedness. Additionally, in such event, we would be required to write off the ERPs owned by us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	—		$—	—		—
August 1 to August 31	49	(1)	$574.22	—		—
September 1 to September 30	1,695,250	(2)	$560.00	1,695,250	(2)	—
Total	1,695,299		$560.00	1,695,250		—

(1)	Share amount represents shares of the Company’s Class A common stock that were surrendered to the Company in order to fulfill tax withholding obligations of an employee upon the vesting of restricted stock on August 6, 2007.
(2)	Share amount represents shares purchased in the Company’s fixed price tender offer to purchase up to 6,250,000 shares of its outstanding Class A common stock (including the associated preferred stock purchase rights) at a price of $560 per share. The tender offer commenced on August 1, 2007 and expired on August 29, 2007. The shares were purchased on September 5, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

(c) A special meeting of shareholders was held on July 9, 2007. The matters voted on at the meeting, and the results of the voting, were as follows:

1.	To consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated as of October 17, 2006, as amended, among CME Holdings, CBOT Holdings, Inc. and CBOT pursuant to which CBOT Holdings would merge with and into CME Holdings. The results of the proposal were as follows:

Votes For	Votes Against	Abstentions
27,604,589	319,545	165,350

2.	To vote upon an adjournment or postponement of the CME Holdings special meeting, if necessary, to solicit additional proxies. The results of the proposal were as follows:

Votes For	Votes Against	Abstentions
25,256,321	2,103,092	730,071

Item 6. Exhibits

2.1	Amendment No. 4 to the Agreement and Plan of Merger, dated as of July 6, 2007, among Chicago Mercantile Exchange Holdings Inc., CBOT Holdings, Inc. and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Form 8-K, filed with SEC on July 6, 2007, File No. 000-33379).

3.1	Second Amended and Restated Certificate of Incorporation of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Form 8-K, filed with SEC on July 17, 2007, File No. 000-33379).

3.2	Fourth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.2 to CME Group Inc.’s Form 8-K, filed with SEC on July 17, 2007, File No. 000-33379).

4.1	Commercial Paper Dealer Agreement, dated as of August 16, 2007, between CME Group Inc., as Issuer, and Lehman Brothers Inc., as Dealer.

4.2	Commercial Paper Dealer Agreement, dated as of August 16, 2007, among CME Group Inc., as Issuer, and Merrill Lynch Money Markets Inc., as Dealer for Notes with maturities up to 270 days, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for Notes with maturities over 270 days.

4.3	Issuing and Paying Agency Agreement, dated as of August 16, 2007, between the CME Group Inc. and JPMorgan Chase Bank, National Association, as issuing and paying agent.

10.1	364-Day Revolving Credit Agreement, dated as of July 27, 2007, among CME Group Inc., as Borrower, the Lenders party thereto, and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on August 1, 2007, File No. 000-33379).

10.2	Scheduled Commitment Decreases to the 364-Revolving Credit Agreement, dated August 31, 2007 and September 24, 2007.

10.3	Commercial Paper Dealer Agreement, dated as of August 16, 2007, between CME Group Inc., as Issuer, and Lehman Brothers Inc., as Dealer (incorporated by reference to Exhibit 4.1 above).

10.4	Commercial Paper Dealer Agreement, dated as of August 16, 2007, among CME Group Inc., as Issuer, and Merrill Lynch Money Markets Inc., as Dealer for Notes with maturities up to 270 days, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for Notes with maturities over 270 days (incorporated by reference to Exhibit 4.2 above).

10.5	Issuing and Paying Agency Agreement, dated as of August 16, 2007, between the CME Group Inc. and JPMorgan Chase Bank, National Association, as issuing and paying agent (incorporated by reference to Exhibit 4.3 above).

10.6	Office Lease by and between 10-30 South Wacker, L.P and Chicago Mercantile Exchange Inc., dated as of August 24, 2007 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on August 29, 2007, File No. 000-33379).

10.7	Index License Agreement between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago, Inc., effective September 11, 2007. *

10.8	Credit Agreement, dated as of October 12, 2007, between Chicago Mercantile Exchange Inc. and each of the banks from time to time party thereto and the Bank of Montreal, as administrative agent, JP Morgan Chase Bank N.A., as collateral agent, and BMO Capital Markets, as lead arranger (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on October 17, 2007, File No. 000-33379).

10.9	Amended and Restated CME Group Inc. Severance Plan for Corporate Officers, dated as of August 13, 2007. ***

10.10	CBOT Holdings, Inc. 2005 Long-Term Equity Plan (incorporated by reference to Exhibit 10.26 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730). ***

10.11	Amended and Restated Software License Agreement, dated August 3, 2004, between AtosEuronext Market Solutions (as assignee of LIFFE Administration and Management) and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 10.14.1 to Amendment No. 9 to the Registration Statement on Form S-4 (Registration No. 333-72184) of the Registrant) ** and Amendment No. 1 to the Amended and Restated Software License Agreement, dated as of December 15, 2005, by and between AtosEuronext Market Solutions Limited and the Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 10.2 to CBOT Holdings, Inc.’s Form 10-Q, filed with the SEC on May 9, 2007, File No. 001-32650). *†

10.12	Second Amended and Restated Managed Services Agreement, dated as of December 15, 2005, by and between AtosEuronext Market Solutions Limited and the Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 10.3 to CBOT Holdings, Inc.’s Form 10-Q, filed with the SEC on May 9, 2007, File No. 001-32650). *†

31.1	Section 302 Certification—Craig S. Donohue

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

*	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment
**	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
***	Compensatory plan or arrangement.
†	Pursuant to notice provided by CBOT, this agreement is scheduled to terminate on July 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc.
(Registrant)

Dated: November 8, 2007	By:	/s/ James E. Parisi
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer