Form 10-K
period 2007-12-31
CME GROUP INC.
filed 2008-02-28
CIK 1156375

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007, was approximately $18.6 billion (based on the closing price per share of CME Group Inc. Class A common stock on the New York Stock Exchange on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 20, 2008 was as follows: 53,315,685 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders	Part III

CME GROUP INC.

ANNUAL REPORT ON FORM 10-K

PART I

Effective July 12, 2007, CBOT Holdings, Inc. merged with and into Chicago Mercantile Exchange Holdings Inc. Unless otherwise noted, disclosures of trading volume, revenue and other statistical information include the results of CBOT Holdings and its subsidiaries beginning on July 13, 2007.

CERTAIN TERMS

Throughout this document, unless otherwise specified or if the context otherwise requires:

•

“CME Group” refers to (1) prior to the completion of the merger between CME Holdings and CBOT Holdings, which occurred on July 12, 2007, CME Holdings and its subsidiaries and (2) after the completion of such merger on July 12, 2007, the combined company of CME Holdings and CBOT Holdings and its subsidiaries formed when CBOT Holdings was merged with and into CME Holdings and which was renamed CME Group Inc.;

•

“CME Holdings” refers to Chicago Mercantile Exchange Holdings Inc., which was the surviving corporation in its merger with CBOT Holdings and which was renamed CME Group Inc. in connection with the merger;

•	“CBOT Holdings” refers to CBOT Holdings, Inc.;

•

“CBOT” refers to Board of Trade of the City of Chicago, Inc., which was a wholly owned subsidiary of CBOT Holdings, Inc. and became a wholly owned subsidiary of CME Group upon the completion of the merger on July 12, 2007;

•	“CME” refers to Chicago Mercantile Exchange Inc., a wholly owned subsidiary of CME Group; and

•	“We,” “us” and “our” refers to CME Group.

FORWARD-LOOKING STATEMENTS

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

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to continue to generate revenues from our processing services;

•	our ability to maintain existing customers and attract new ones;

•	our ability to expand and offer our products in foreign jurisdictions;

•	changes in domestic and foreign regulations;

•	changes in government policy, including policies relating to common or directed clearing;

•	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to generate revenue from our market data that may be reduced or eliminated by decreased demand or the growth of electronic trading;

•

changes in our rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure;

•	the ability of our financial safeguards package to adequately protect us from the credit risks of clearing members;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

•	economic, political and geopolitical market conditions;

•	natural disasters and other catastrophes;

•	our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of the performance of our systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

•	industry and customer consolidation;

•	decreases in trading and clearing activity; and

•	the imposition of a transaction tax on futures and options on futures transactions.

The Globe logo, CME, Chicago Mercantile Exchange, CME Group, Globex and E-mini are trademarks of CME. CBOT, e-CBOT and Chicago Board of Trade are trademarks of CBOT. TRAKRS is a trademark of Merrill Lynch & Co., Inc. used under license. All other trademarks are the property of their respective owners. E-CBOT is powered by LIFFE CONNECT®. Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our Web site does not constitute a part of this report.

TRAKRS, Total Return Asset Contracts, are exchange-traded non-traditional futures contracts designed to provide market exposure to various market-based indexes which trade electronically on the CME Globex electronic platform. Clearing and transaction fees on these products are minimal relative to other products. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude our TRAKRS products.

CME Economic Derivatives are options and forwards geared to seven key U.S. and European economic indicators that traded in an auction format. Clearing and transaction fees on CME Economic Derivative products were based on notional values rather than volume and were minimal relative to other products. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude these products. In July 2007, we discontinued trading in these products.

In August 2006, we acquired Swapstream, a London-based electronic trading platform for interest rate swaps. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude these products.

All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.

In this Annual Report on Form 10-K, we refer to our cash earnings, a non-GAAP number. A reconciliation of our cash earnings to net income is set forth on page 73.

ITEM 1.	BUSINESS

Overview

CME Group is a combined entity formed by the 2007 merger of CME Holdings and CBOT Holdings and is the holding company of two futures exchanges: CME and CBOT.

Highly Liquid Markets

We offer the widest array of benchmark products available across all major asset classes, including futures and options on futures based on interest rates, equity indexes, foreign exchange, agricultural commodities and alternative investments such as weather and real estate. The combined volume of CME and CBOT in 2007 exceeded 2.2 billion contracts. As of December 31, 2007, our open interest stood at 54.0 million contracts and our open interest record was 75.2 million contracts set on August 9, 2007. Open interest is the number of outstanding contracts at the close of the trading day and is a leading indicator of liquidity. Market liquidity, or the ability of a market to absorb the execution of large purchases or sales quickly and efficiently, is key to attracting customers and contributing to a market’s success.

Most Diverse Product Line

We serve the risk-management needs of customers around the globe, offering the widest range of benchmark products available on any exchange and covering all major asset classes. Our products provide a means for hedging, speculation and asset allocation relating to the risks associated with, among other things, interest rate sensitive instruments, equity ownership, changes in the value of foreign currency and changes in the prices of commodities. These include products based on the entire U.S. interest rate yield curve, equity indexes, foreign exchange, agricultural and industrial commodities, energy and alternative investment products.

Futures and options provide a way to protect against – and potentially profit from – price changes in financial instruments and physical commodities. Futures contracts are legally binding agreements to buy or sell something in the future, such as livestock or foreign currency. The buyer and seller of a futures contract agree on a price today for a product to be delivered and paid for in the future. Each contract specifies the quantity of the item and the time of delivery or payment. An option on a futures contract is a right, but not an obligation, to sell or buy a futures contract at a specified price on or before a certain expiration date.

Our customer base includes professional traders, financial institutions, institutional and individual investors, major corporations, manufacturers, producers and governments.

Superior Trading Technology

Our CME Globex electronic trading platform is accessible virtually 24 hours a day throughout the trading week. In January 2008, we completed the integration of CBOT’s interest rate, equity and agricultural electronic products on to CME Globex. Our six telecommunication hubs in key financial centers in Europe and Asia provide customers across the globe with reduced connectivity costs and fast, efficient access to our electronic markets via the CME Globex platform.

Global Reach

We offer a number of programs and products designed specifically to appeal to a global audience. Customers from all over the world trade our products, primarily electronically. Additionally, in 2007 we targeted strategic partnerships with a global focus as discussed in more detail below under “Growth Strategy – Globalizing the Business.”

Financial Safeguards

We own our own clearing house – CME Clearing. Ownership of our clearing house enables us to more quickly and efficiently bring new products to market through coordination of our clearing functions with our product development, technology, market regulation and other risk management activities. Our integrated clearing function is designed to ensure the safety and soundness of our markets. CME Clearing protects the financial integrity of our markets by serving as the counterparty to every trade – becoming the buyer to each seller and the seller to each buyer – and limiting credit risk. It is responsible for settling trading accounts, clearing trades, collecting and maintaining performance bond funds, regulating delivery and reporting trading data. CME Clearing limits accumulation of debt from trading losses with twice daily mark-to-market settlement. As of December 31, 2007, we acted as custodian for approximately $59.9 billion in performance bond collateral. Performance bonds are a good-faith deposit that represents the minimum amount of protection against potential losses.

History

CME was founded in 1898 as a not-for-profit corporation. In November 2000, CME demutualized and became a shareholder-owned corporation. As a consequence, we adopted a for-profit approach to our business, including strategic initiatives aimed at optimizing trading volume, efficiency and liquidity. In December 2002, CME Holdings completed its initial public offering of its Class A common stock and became the first U.S. financial exchange to be publicly traded. In July 2007, CME Holdings completed its historic merger with CBOT Holdings. As a result, we acquired CBOT. Founded in 1848, CBOT is the world’s leading marketplace for trading agricultural and U.S. Treasury futures as well as options on futures.

Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, and our telephone number is 312-930-1000.

Growth Strategy

Increased market awareness and acceptance of derivatives, increased volatility, technological advances and reduced regulatory barriers offer significant opportunities for growth. We believe that we can capitalize on these trends and build on our competitive strengths by implementing the following strategies:

•	growing the core business;

•	penetrating the over-the-counter market;

•	leveraging our transaction processing services;

•	leveraging our technology;

•	advancing new business opportunities; and

•	globalizing the business.

Growing the Core Business. We intend to advance our position as a leader in the futures industry by generating organic growth through launching new products.

We have a strong track record of innovation, continually launching new products and product line extensions. In 2007, our new products and product extensions included:

• Lehman Brothers U.S. Aggregate Index	• Dow Jones U.S. Real Estate Index futures

• E-mini S&P SmallCap 600 and E-mini S&P Midcap 400 options	• S&P/GRA Commercial Real Estate indexes

• Weekly foreign exchange options	• Hurricane futures and options

• MSCI Emerging Markets Index futures	• Dry whey futures

• Options on ethanol futures	• Wood pulp futures and options

• 30-year Interest Rate Swap futures	• Credit event futures

We plan to continue to work with existing and potential customers to develop new futures and options products that provide an array of relevant risk management tools.

Penetrating the Over-the-Counter Market. We intend to continue our initiatives to expand our business into over-the-counter markets by developing over-the-counter products and services and by entering these markets through acquisitions and strategic partnerships.

In response to the rapid increase in popularity of foreign exchange as an asset class and the advances in electronic trading, we formed a joint venture with Reuters Group PLC (Reuters) to create the first centrally cleared, global over-the-counter foreign exchange marketplace — FXMarketSpace Limited (FXMS), launched in March 2007. This strategic relationship complements our foreign exchange futures and options products and represents an opportunity for us to expand into the over-the-counter foreign exchange marketplace.

Swapstream is a global, over-the-counter electronic trading platform for interest rate swaps that we acquired in 2006. It offers products that provide dealers with the flexibility to interact with one or more banks, one or more brokers, or any combination of these to build their own marketplace and distribute their liquidity. The platform also features a sophisticated permission-based system that allows market participants to publish customized prices and pricing curves based on both credit and counterparty considerations. We plan to launch CME Swaps on the Swapstream platform in the first half of 2008. CME Swaps on Swapstream are the first interest rate swaps that offer the full benefits of central counterparty clearing to the over-the-counter marketplace. Combining the strengths of CME Clearing360, our over-the-counter clearing services, and Swapstream’s trading technology is evidence of our broader strategy of providing greater operational and cost efficiencies to trading standard over-the-counter products.

Additionally, CBOT began offering ethanol swap products which trade over-the-counter and are cleared by CME Clearing360. Since their launch in 2006, more than 60,000 contracts total have traded with open interest in excess of 20,000 contracts.

Leveraging Our Transaction Processing Services. Providing third-party transaction processing, clearing and related services is a key element of our strategy. We believe there are opportunities to expand our service offerings and further diversify our revenue streams. In 2007, we generated $106.4 million in revenues (including $48.2 million from services provided to CBOT prior to our merger) from our transaction processing services. It accounted for 6% of total revenues.

Effective in June 2006, we became the exclusive electronic trading service provider for the NewYork Mercantile Exchange’s (NYMEX) energy futures and options contracts and for metals products listed on its COMEX Division. This relationship accounted for $56.4 million of our processing services revenue in 2007. We also have an agreement with the Brazilian Mercantile & Futures Exchange S.A. (BM&F) discussed below in more detail under “Globalizing the Business.” It includes an order-routing arrangement in which our CME Globex distribution network would be connected to BM&F’s distribution network.

As a result of the merger with CBOT Holdings, we also list the products of the Minneapolis Grain Exchange and the Kansas City Board of Trade for trading on the CME Globex platform.

We have a fast, widely distributed and reliable derivatives trading platform in CME Globex, and we have a world class clearing house. Our goal is to offer processing services to our partners, enhancing their ability to grow. Our relationships with CBOT and NYMEX evidence our ability to leverage the scalable infrastructure we have built.

Leveraging Our Technology. Technology remains a key component of our growth strategy. Our goal is to leverage our technology, distribution and transaction processing. We made significant enhancements to improve the speed, functionality and reliability of our CME Globex platform. In 2007, we upgraded all match engines to improve performance during periods of peak activity. CME Globex handled an average daily volume of 6.0 million contracts in 2007 (including average daily volume of 0.8 million NYMEX contracts), with an all-time record of 14.2 million contracts (13.1 million for CME Group and 1.1 million for NYMEX) on August 16, 2007. Following the integration of CBOT products onto CME Globex, our all time record was 19.5 million transactions (18.3 million for CME Group, including CBOT contracts, and 1.2 million for NYMEX) on January 22, 2008. CME Globex has handled a peak order transaction load of 230 million orders and sent out a peak market data load of 163 million messages in a day.

Advancing New Business Opportunities. In July 2007, we completed our historic merger with CBOT Holdings. Our combined company creates operational and cost efficiencies for our customers. The merger has allowed us to leverage each company’s distinct product lines for the benefit of customers around the world. In January 2008, we successfully migrated CBOT’s electronic commodities, equity index and interest rate products onto the CME Globex trading platform. In the second quarter of 2008, we will consolidate the trading floors of the two exchanges to our 141 West Jackson Boulevard location in Chicago. In 2007, we achieved expense savings of $26.2 million. We expect annual expense savings of more than $100 million in 2008. The bulk of the synergies will result from reducing technology and administrative costs, and creating more efficient trading floor operations. Staff reductions of 380 existing and open positions will be complete by mid-2008.

Globalizing the Business. Our goal is to expand and diversify our customer base worldwide and to offer customers around the world the most broadly diversified portfolio of benchmark products. We also seek to deploy our technology and transaction processing services globally. In 2007, we continued to deliver on this strategic initiative, working with the Korea Exchange and the China Foreign Exchange Trading System, among others.

On February 26, 2008, we completed our transaction with BM&F for the purchase of a ten percent equity interest in BM&F in exchange for approximately a two percent interest in CME Group. The transaction includes an order-routing arrangement in which our CME Globex electronic distribution network will be connected to BM&F’s distribution network. The arrangement is exclusive to CME for order-routing services provided to BM&F outside of China, Mexico, Central and South America and exclusive to BM&F among exchanges in Central and South America. We also are contemplating additional initiatives with BM&F, including enabling BM&F to become a “super-clearing” member of CME Group and establishing a joint working group to explore opportunities to develop and market new products for the Brazilian and Latin American markets.

Also in 2007, we entered into a non-binding letter of intent with the Korea Exchange for a proposed agreement to list the KOSPI 200 futures on the CME Globex platform during non-Korean trading hours. The proposed five-year agreement would include the creation of a telecom hub in Seoul and would represent the first time the Korea Exchange has entered into a processing agreement relating to its KOSPI product line. We believe this arrangement represents an important step in our expansion into Asia, which is a vital area of long-term growth potential for us.

We will continue to explore opportunities to position CME Group to benefit from growth in key geographies through strategic investments, and to capitalize on opportunities in Asia and Latin America by leveraging our diverse product offerings.

Products

We believe that the range and diversity of our products contribute significantly to our success. We offer markets in futures and options on futures contracts based on the U.S. interest rate yield curve, equity indexes, foreign exchange, agricultural and industrial commodities, energy and alternative investment products. Our products are traded through the CME Globex electronic trading platform, our open outcry auction markets or through privately negotiated transactions that we clear. For the year ended December 31, 2007, we derived $1.4 billion, or 81% of our total revenues, from fees associated with trading and clearing our products. These fees include per contract charges for trade execution, clearing and CME Globex fees. Fees are charged at various rates based on the product traded, the method of trade and the trading privileges of the customer making the trade. Generally, members are charged lower fees than non-members. Certain of our customers benefit from volume discounts and limits on fees as part of our efforts to encourage increased liquidity in our markets. Our markets also generate valuable data and information regarding pricing and trading activity in our products. We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” page 59, for the average daily volume of contracts traded in our four principal product lines for the last two years.

Interest Rate Products. Our interest rate products enable banks and other financial institutions worldwide to hedge interest rate risks, and in turn help to reduce the overall cost of borrowing and financing. Our interest rate products allow our customers to execute transactions across the entire U.S. dollar-denominated yield curve using some of the world’s most actively traded futures and options products. Customers may manage short-, medium- and long-term interest rate risk using our products based on Eurodollars, U.S. Treasuries, swaps and other dollar-related instruments. As a result of our acquisition of CBOT, our interest rate products include CBOT’s thirty-year U.S. Treasury bond futures and options on futures and ten-year, five-year and two-year U.S. Treasury note futures and options. We also offer CME Credit Index Event Contracts, the first exchange-traded, centrally cleared and guaranteed product available in the U.S. credit derivatives market. Beginning in the fourth quarter, we added futures and options products based on the Lehman Brothers U.S. Aggregate Index, the preeminent benchmark debt index for U.S. investment-grade fixed income securities.

Sixty percent of our overall annual trading volume in 2007 was based upon our interest rate products. The overall volume of our interest rate product line was up 73% compared to 2006 primarily due to our merger with CBOT Holdings.

We intend to increase our revenues from our interest rate product sector by leveraging cross marketing opportunities between CME and CBOT interest rate products, enhancing electronic liquidity in existing interest rate futures and options products, and extending into the execution and clearing of over-the-counter U.S. dollar and non-dollar interest rate derivative products through our launch of CME Swaps on Swapstream.

Equity Products. Our equity products permit investors to obtain exposure, for hedging or speculative purposes, to a change in the weighting of one or more equity market sectors more efficiently than by buying or selling the underlying securities. By allowing investors to effectively manage stock market risks, our equity products increase investor confidence and overall participation in these important markets.

We are a leading equity index marketplace, offering futures and options products on key benchmark equity indexes covering small-, medium- and large-cap companies in the U.S., Europe and Asia. These include the Standard & Poor’s, Dow Jones, NASDAQ, Nikkei, MSCI and FTSE/Xinhua indexes, and others. We have exclusive licensing arrangements with Standard & Poor’s Corporation (S&P), The Nasdaq Stock Market, Inc. (NASDAQ) and Dow Jones & Company, Inc. (Dow Jones), which allow us to offer futures and options on futures on their indexes, including our contracts based on the S&P 500 Index, the NASDAQ-100 Index and the Dow Jones Industrial Average. For a detailed description of these licensing arrangements, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Licensing Agreements.”

We also offer E-mini contracts, which trade exclusively on our CME Globex platform and are one-fifth the size of their standard counterparts. These products are designed to address the growing demand for equity derivatives and electronically traded products.

Our total trading volume for equity products rose 53% in 2007, to 667.9 million contracts. Trading in these products represented 30% of our total trading volume during 2007.

We believe our leading market position in equity products is a result of the liquidity of our markets, the status of the S&P 500, the NASDAQ-100 and the Dow Jones Industrial Average indexes as the principal U.S. financial standards for benchmarking stock market returns, and the appeal to investors and traders of our E-mini products and other equity products and our CME Globex platform. These investors include public and private pension funds, investment companies, mutual funds, insurance companies and other financial services companies that benchmark their investment performance to different segments of the equity markets.

We believe future growth in our equity products will come from expanding customer access to our electronic markets and enhancing the functionality of our CME Globex electronic platform to increase the electronic trading volume of our options on futures contracts as well as further educating the global marketplace on the benefits of these products.

Foreign Exchange Products. We became the first exchange to introduce financial futures when we launched foreign exchange futures in 1972. Our foreign exchange market serves as an effective and efficient means of risk transfer for the global foreign exchange market, bringing together a broad array of client segments by offering investment as well as risk management opportunities. Our customers benefit from dealing anonymously in a fully transparent market, where large and small customers have equal access to the same prices and deep pool of liquidity. Our foreign exchange products provide the tools and resources to hedge foreign exchange risk, facilitating cross-border trade and commerce while mitigating the risks to profitability due to fluctuations in the foreign exchange market. Our foreign exchange market attracts both buy- and sell-side investors, including commercial and investment banks, hedge funds, commodity trading advisors, proprietary trading firms and individual investors. Approximately 92% of our foreign exchange products are traded electronically on the CME Globex platform, ensuring that business is transacted quickly with maximum operational efficiency.

Today, we offer approximately 40 foreign exchange futures and approximately 30 foreign exchange options on futures products, covering major as well as a broad array of emerging market currency pairs in the following currencies: Euro, Japanese yen, British pound, Swiss franc, Canadian dollar, Australian dollar, New Zealand dollar, Mexican peso, Brazilian real, Norwegian krone, Swedish krona, Czech koruna, Hungarian forint, Polish zloty, Russian ruble, South African rand, Israeli shekel, Korean won, and Chinese renminbi.

In 2007, we saw an average daily volume of 569,000 foreign exchange contracts per day, with a notional value of $70.9 billion a day. Our total foreign exchange trading volume increased 27% in 2007, with a total of 144.0 million contracts traded during the year. Trading in our foreign exchange products represented 6% of our total trading volume in 2007. In 2007, electronically traded foreign exchange volume increased 33% over 2006 to 132.5 million contracts. Open outcry trading decreased 33% to 3.9 million contracts in 2007.

We believe future growth in our foreign exchange product line will come from expanding and diversifying our product suite and customer base. For example, trading in volatility-based options on six of our foreign exchange options will begin in March 2008. We are expanding our foreign exchange options product suite to appeal to a broader array of customer segments, and we expect continued strong growth in the electronic execution of foreign exchange options on CME Globex in 2008. As we expand our global footprint in the foreign exchange market, we expect increased trading volume from customers outside of the United States.

Commodity and Alternative Investment Products. Our commodity products help establish benchmark prices and play an important role in risk management for the agricultural community. These products provide hedging tools for our customers who deal in tangible physical commodities, including agricultural producers of commodities and food processors. Commodity products were our only products when our exchange first opened for business. We have maintained a strong franchise in our commodity products, including futures contracts based on cattle, hogs, pork bellies, lumber and dairy products and, now as a result of our acquisition of CBOT, have added contracts based on soybeans, corn, wheat, oats, rough rice, gold and silver.

We also provide our customers with non-traditional, alternative investment products to diversify and manage their risk. Our real estate products provide opportunities for protection in up and down markets, and extend to the real estate industry the same financial tools that our previous innovations have brought to agriculture and finance. By providing a means of hedging exposure to real estate prices, customers can diffuse the potential impact of sustained declines in real estate prices. Our ethanol products offer a way for ethanol producers, ethanol marketers and gasoline refiners to limit alternative fuel price risk in a highly volatile, growing market faced with mounting regulatory and market pressures. We also are the only regulated exchange that offers risk management products on the weather market through our weather contracts based on aggregate temperatures in 35 cities around the world as well as hurricane, snowfall and frost indexes.

Commodity and alternative investment products accounted for 4% of our trading volume during 2007.

We continue to execute our strategy of growing our customer base and providing side-by-side access to our commodity markets. We believe the changing perception of commodities as an asset class provides an opportunity for growth in our markets.

Market Data and Information Products. Our markets generate valuable information regarding prices and trading activity in our products that we believe enhances the trading activity in our products. The dissemination of real-time data generates revenues and supports our customer base with timely market information. We sell our market data, which includes information about bids, offers, trades and trade size in our products, to banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, individual investors and other financial services companies or organizations that use our markets or monitor general economic conditions. We distribute our market data directly to our electronic trading customers as part of their access to our markets through our electronic facilities. We also distribute market data via dedicated networks to quote vendors who consolidate our market data with that from other exchanges, other third party data providers and news services, and then resell their consolidated data. Revenues from market data products totaled $145.1 million, or 8% of our total revenues, in 2007.

Sophisticated quantitative approaches to risk management as well as customer time sensitivity have created new needs, uses and demands for trading-related data and analytics. We continue to enhance our current market data and information product offerings by creating new value-added services to complement our market data products, including databases, analytical tools and other services to assist end-users. In October 2007, we launched our new Market Data Protocol named FIX/FAST. FIX/FAST is the most recent step in our strategy to improve market data offerings in response to customer requests for faster and more efficient distribution of data. Combined with last year’s change to the Market Data Platform dissemination method, customers now have the latest technology available for obtaining our market information and prices.

As part of our market data and information products business, we also supply services to S&P and OneChicago, our joint venture with the Chicago Board Options Exchange, Inc. (CBOE) and Interactive Brokers Group, in connection with the usage reporting, contract administration and associated billing and revenue collection for the display and integration of their market data into our standard market data distribution. We are also the exclusive distributor of Dow Jones Index data.

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

Electronic Trading. Our CME Globex electronic trading platform maintains an electronic, centralized order book and trade execution algorithm for futures contracts and options on futures contracts and allows users to enter orders directly into the order book. In January 2008, we completed the migration of CBOT’s agricultural, interest and equity products to the CME Globex platform. CBOT metals products continue to trade on e-CBOT, powered by LIFFE CONNECT.

In 2007, 77% of our total trading volume was executed electronically, compared with 71% in 2006. During 2007, approximately 77% of our clearing and transaction fees revenue was derived from electronic trading.

Additionally, we offer the ability to trade the U.S. dollar-, British pound-, euro- and Swiss franc-denominated medium-term and long-term interest rate swaps and spread trades on the Swapstream platform.

Open Outcry Trading. We also offer our members the ability to execute transactions in an open-auction format on our trading floors—a centralized meeting place for traders and floor brokers to trade our products. Orders by market participants not physically located on the trading floor are communicated to floor brokers. Current market information and news are displayed on wallboards hung above the trading pits. Following the merger with CBOT Holdings, we operate two separate trading floors for trading CME and CBOT products. In the second quarter of 2008, we will integrate the CME and CBOT trading floors at one location at 141 W. Jackson Boulevard in Chicago. Open outcry trading represented 21% of our total trading volume in 2007 and accounted for approximately 16% of our clearing and transaction fees revenue.

Privately Negotiated Transactions. In addition to offering traditional open outcry and electronic trading through the CME Globex platform, we permit qualified customers to trade our products by entering into privately negotiated transactions, which are reported and included in the market data we distribute. We also clear, settle and guarantee these transactions through our clearing house. Some market participants value privately negotiated transactions as a way to ensure that large transactions can be completed at a single price or in a single transaction while preserving their ability to effectively complete a hedging, risk management or other trading strategy. During 2007, approximately 7% of our clearing and transaction fees revenue was derived from this type of trading.

Clearing

We operate our own clearing house—CME Clearing—that clears, settles and guarantees the performance of all transactions matched through our execution facilities and on third party exchanges for which we provide clearing services. Up until the closing of the merger with CBOT Holdings, we provided clearing services to CBOT. Ownership and control of our own clearing house enables us to retain the revenue associated with both the trading and clearing of our products. By owning our clearing house, we also control the cost structure and the technology development cycle for our clearing services. It helps us manage our new product initiatives without being dependent on an outside entity. It also benefits our customers by creating operational, risk management and product benefits. Additionally, owning our own clearing house allows us to generate additional revenue by providing clearing services to other exchanges. In February 2007, we began clearing over-the-counter foreign exchange products for FXMS and we provide clearing services for OneChicago.

In 2007, our clearing house cleared an average of 11.0 million contracts daily and 2.8 billion contracts overall, which includes contracts cleared for CBOT prior to the closing of the merger in July. As of December 31, 2007, our open interest stood at 54.0 million contracts and our open interest record was 75.2 million contracts set on August 9, 2007. As of December 31, 2007, we acted as custodian for approximately $59.9 billion in performance bond collateral deposited by our clearing firms and, during 2007, we moved an average of approximately $2.2 billion a day in settlement funds through our clearing system. In June 2007, the United Kingdom’s Financial Services Authority granted CME the status of a Recognised Overseas Clearing House, which enables us to provide global clearing services to market participants in the United Kingdom and serve a wider range of those customers’ risk management needs. In addition, our clearing house guarantees the performance of all our contracts with a financial safeguards package of approximately $5.2 billion (as of January 1, 2008).

The clearing function provides three primary benefits to our markets: efficient, high-volume transaction processing; cost and capital efficiencies; and a reliable credit guarantee. The services we provide can be broadly categorized as follows:

•	transaction processing and position management;

•	market protection and risk management;

•	settlement, collateral and delivery services; and

•	cross-margining and mutual offset services;

•	investment services.

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

Having a mark-to-market cycle of a minimum of two times a day helps protect the financial integrity of our clearing house, our clearing firms and market participants. This allows our clearing house to identify quickly any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing house to ensure performance of their open positions. This transparency makes it difficult for traders to hide losses or disguise unusual profits.

In the unlikely event of a payment default by a clearing firm, we would first apply assets of that clearing firm to cover its payment obligation. These assets include security deposits, performance bonds and any other available assets, such as the proceeds from the sale of Class A common stock and trading rights (at CME and/or CBOT, as applicable) of the clearing firm and the Class B common stock for CME clearing firms owned by or assigned to the clearing firm. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the exchange by the parent of a clearing firm. Thereafter, if the payment default remains unsatisfied, we would use our surplus funds, security deposits of other clearing firms and funds collected through an assessment against all other solvent clearing firms to satisfy the deficit. We maintain a committed $800 million 364-day revolving line of credit with a consortium of banks. We have the option to increase the facility from $800 million to $1 billion, subject to approval by the participating banks. We are required to post additional collateral in connection with any such increase. This line of credit may also be utilized if there is a temporary disruption with the domestic payments system that would delay settlement payments between our clearing house and clearing firms. The credit agreement requires us to pledge clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in our second Interest Earning Facility program (IEF2) to the line of credit custodian prior to drawing on the line. Performance bond collateral of a defaulting clearing firm may also be used to secure a draw on the line.

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

Generally, although more than 95% of all futures contracts are liquidated before the expiration of the contract, the underlying financial instruments or commodities for the remainder of the contracts must be delivered. We act as the delivery agent for all contracts, ensuring timely delivery by the seller of the exact quality and quantity specified in a contract and full and timely payment by the buyer. We also facilitate final settlement on a daily basis for cash foreign exchange transactions with FXMS.

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

Cross-Margining and Mutual Offset Services. Cross-margining arrangements reduce capital costs for clearing firms and customers. These agreements permit an individual clearing house to recognize a clearing firm’s open positions at other participating clearing houses, and clearing firms are able to offset risks of positions held at one clearing house against those held at other participating clearing houses. This arrangement reduces the need for collateral deposits by the clearing firm. For example, our cross-margining program with the Options Clearing Corporation reduced performance bond requirements for our members by approximately $3.0 billion a day in 2007. We have implemented cross-margining arrangements with NYMEX, the Fixed Income Clearing Corporation and LCH.Clearnet Group for positions at the London International Financial Futures and Options Exchange that are cleared through LCH.Clearnet Group. In addition, our mutual offset agreement with the Singapore Derivatives Exchange allows a clearing firm of either exchange initiating trades in certain products on either exchange to execute after-hours trades at the other exchange in those products and then transfer them back to the originating exchange. This mutual offset arrangement enables firms to execute trades at either exchange virtually 24 hours per day. This arrangement has been in place since 1984 and was renewed in October 2006 for an additional three year term with automatic renewals for one year each unless terminated by either party.

Investment Services. In order to achieve collateral efficiencies for our clearing firms, we have established a number of collateral programs under the designation Interest Earning Facility (IEF). Under this program, our clearing firms may select from four different IEF programs to meet their individual needs. The programs are designed to enable our clearing firms to make optimal use of the demand deposit cash accounts and security accounts they have established to satisfy our performance bond requirements. We earn fee income in return for providing these value-added services to our clearing firms.

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

As electronic trading activity expands, we continue to provide greater match engine functionality unique to various markets, market models and product types. We have adopted a modular approach to technology development and engineered an integrated set of solutions that support multiple specialized markets. We continually monitor and upgrade our capacity requirements. Our goal is to design our systems to handle at least one and a half times our historical peak transactions in our highest volume products. Significant investments in production planning, quality assurance and certification processes have enhanced our ability to expedite the delivery of the system enhancements that we develop for our customers. In 2007, we were focused on the planning and implementation of the migration of CBOT products onto the CME Globex platform. This migration was completed in January 2008 with the exception of CBOT metals products which will continue to trade on e-CBOT through mid-July 2008. We will continue to need to expand and upgrade our technology and systems to respond to increases in trading volume and order transaction traffic.

Speed, reliability, scalability, capacity and functionality are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. In 2007, we continued our efforts to grow and enhance our electronic trading capabilities. We also maintain remote data facilities to provide additional system capacity and redundancy for our trading and clearing technology. Our data centers support our customer interfaces, trading and execution systems, as well as clearing and settlement operations.

The technology systems supporting our trading operations can be divided into five major categories:

Distribution	Technologies that support the ability of customers to access our trading systems from terminals through network access to our trading floor and/or electronic trading environments.

Order routing/order management	Technologies that control the flow of orders to the trading floor or electronic trading systems and that monitor the status of and modify submitted orders.

Trade matching (electronic market)	Technologies that aggregate submitted orders and electronically match buy and sell orders when their trade conditions are met.

Market data	Technologies that distribute order information to our end user customers on our market data platform.

Trading floor operations	Technologies that maximize market participants’ ability to capitalize on opportunities present in both the trading floor and electronic markets that we operate.

The CME Globex electronic trading platform includes the distribution, order routing, order management, trade matching and market data technology. CME Globex’s modularity and functionality enable us to selectively add products with unique trading characteristics onto the trading platform.

The distribution technologies we offer differentiate our platform and bring liquidity and trading volume to our execution facilities. As of December 31, 2007, we had more than 1,100 direct connections with our systems for customers across the globe. Many of these customers connect through a dedicated private network that is readily available, has wide distribution and provides fast connections in the Americas, Europe and Asia. We have telecommunications hubs in Amsterdam, Dublin, London, Milan, Paris and Singapore to respond to customer requests and reduce the cost of trading for our foreign customers. In 2007, we closed the hub in Gibraltar. We plan to add hubs in Seoul, Sao Paulo and Shanghai. We plan to add distribution for BM&F products in 2008.

In order routing and management, we offer a range of mechanisms and were among the first U.S. derivatives exchanges to implement the FIX protocol—the standard order routing protocol used within the securities industry. In addition, our order routing and order management systems are capable of supporting multiple electronic trading match engines. This functionality gives us great latitude in the types of markets that we choose to serve.

Several key technology platforms and standards are used to support these activities, including fault-tolerant Hewlett Packard Integrity NonStop servers that incorporate Intel Itanium processors, IBM mainframes, Microsoft software, Hitachi and EMC Storage Area Network (SAN equipment), Sun Microsystems and Hewlett Packard servers, Oracle and DB2 databases, LINUX, UNIX, Novell, TIBCO middleware and multi-vendor network solutions.

Our futures match engine is based upon the computerized trading and match software known as the NSC system. We have a fully trained development team that maintains, upgrades and customizes our version of the NSC system. The customized enhancements that we have developed address the unique trading demands of each marketplace that we serve. We continue to focus on performance features of the match engine. In 2007, we upgraded all match engines to improve performance during periods of peak activity.

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

Over the last three years we have made significant investments in market data technologies to support increased trading and messaging volumes. Enhancements include performance improvements, scalability with a new multicast distribution platform, and a FIX 5.0 compliant messaging format. These implementations benefit our customers through reducing required bandwidth, costs, and improved performance.

Our merger with CBOT Holdings will allow us to incorporate their floor technologies into our combined operations. These technologies facilitate side-by-side trading and provide enhanced pit trading capabilities.

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

Building Services

As a result of our merger with CBOT Holdings, we now own and manage three buildings, with over 1.5 million square feet of commercial space in the aggregate, in the central business district of Chicago. As of December 31, 2007, the buildings were about 90% occupied, with approximately 32% of the total space used by us. In September 2007, we began renovations on the CBOT trading floor in connection with the migration of the CME trading floors from 20 South Wacker Drive to 141 West Jackson Boulevard in Chicago, which is expected to occur beginning in April 2008.

Tenants pay market rates for rent. The majority of tenant leases have terms of three to five years, with large tenants generally having leases for up to nineteen years. As of December 31, 2007, the largest tenant, other than us, leased approximately 8% of the rentable area and the next five largest tenants leased about 18% of the rentable area. We manage both the real estate and the general services relating to such real estate such as cleaning, power and telephone services through our wholly-owned subsidiary, C-B-T Corporation. Building services generated about 1% of our total revenues in 2007.

CBOT previously spent considerable resources so that all three buildings have advanced electrical, mechanical and telecommunications infrastructure and services. The demographics of the tenants of our commercial space have begun to widen beyond traditional brokerage/trading service firms to include other financial services firms, which we believe is due to the location and desirable electrical, telecommunications and mechanical infrastructure of our buildings. We expect additional tenants who previously leased space at 10 and 30 South Wacker Drive to move to 141 West Jackson in connection with the migration of the CME trading floors.

In 2004, a proposal was approved by the Chicago City Council re-designating the property-tax classification for the landmark building at 141 W. Jackson in Chicago as “Class L” in order to provide assistance in connection with renovations. The Class L classification is expected to lower our property taxes by about $14 million over 12 years, beginning with our 2008 real estate taxes payable in 2009. The reduction in property tax assessments associated with the Class L designation is available to owners renovating landmark buildings. The north facade and lobby of the 141 W. Jackson building have been city landmarks since 1977, but a separate ordinance extended protected status to all four facades. As part of the Class L incentive, we agreed to a major renovation of the North Building consisting of the renovation and cleaning of the façade, a full elevator modernization, renovation of the lobby and various other aesthetic and infrastructure improvements.

Business Continuity Planning

We continue to strengthen and upgrade our disaster recovery facilities and capabilities. We have dedicated significant resources to improve our continuity planning. For example, our disaster recovery infrastructure and activities include:

•	Formal disaster recovery testing conducted twice a year at each of our data centers.

•	Network disaster recovery testing conducted monthly.

•	Participation in an annual industry-wide disaster recovery test sponsored by the Futures Industry Association.

Additionally, in order to ensure proper coordination during a potential crisis, we have established relationships with the local business community, law enforcement, and local and regional governmental emergency agencies.

Strategic Relationships

We continually review our growth strategy and whether it is in the interests of our shareholders to engage in discussions with other parties regarding various strategic acquisitions, partnerships, divestitures and other arrangements and alliances.

The following is a summary of our key strategic relationships.

BM&F. On February 26, 2008, we completed our transaction with BM&F for the purchase of a ten percent equity stock in BM&F in exchange for approximately two percent stake in CME Group. The transaction includes an order-routing arrangement in which our CME Globex electronic distribution network will be connected to BM&F’s distribution network. The arrangement is exclusive to us for order-routing services provided to BM&F outside of China, Mexico, Central and South America and exclusive to BM&F among exchanges in Central and South America.

CFETS. In March 2006, we entered into an agreement for order routing and super clearing with the China Foreign Exchange Trade System and National Interbank Funding Center (CFETS) pursuant to which CFETS would become a super clearing member. Final implementation of the arrangement is subject to regulatory approval.

NYMEX. On April 6, 2006, we entered into a definitive technology services agreement with NYMEX pursuant to which we became the exclusive electronic trading service provider for NYMEX’s energy futures and options contracts and for metals products listed on its COMEX Division. The agreement has a ten-year term from the launch date with rolling three-year extensions unless either party elects not to renew the agreement upon written notice prior to the beginning of the applicable renewal term. For our services, we receive a minimum annual payment or per trade fees on CME Globex based on average daily volume, whichever is greater. During the term of the agreement, we are prohibited from listing products on CME Globex that are competitive contracts (as defined in the agreement) to the NYMEX products that are listed on the CME Globex platform provided minimum trading volumes are met. NYMEX remains responsible for clearing its contracts listed on CME Globex and for the performance of all related regulatory oversight functions. The agreement may be terminated for certain reasons, including by either party between the fifth and sixth year anniversary of the first launch date upon written notice and payment of a termination fee or in the event of an acquisition of a competitor or the listing of competitive products by us. In 2007, NYMEX contracts averaged 757,000 per day on the CME Globex platform.

Reuters. In May 2006, we entered into an agreement with Reuters to create FXMS, the first centrally-cleared, global foreign exchange marketplace, through a joint venture owned 50% each by CME Holdings and Reuters. We provide the joint venture with trade matching, central counterparty clearing and market regulation services. Reuters provides the joint venture with graphical user interface access, data distribution and trade notification services. FXMS offers market solutions to capitalize on the growing demand for broader access to the foreign exchange market, the emergence of foreign exchange as an asset class, the growth of non-bank financial institutions in global foreign exchange markets and the growth of electronic and algorithmic trading. FXMS operates alongside existing electronic transactional systems including Reuters Dealing 3000 for interbank trading, Reuters Trading for Foreign Exchange for dealer to buy-side connectivity and our foreign exchange futures and options markets on our CME Globex platform.

Singapore Derivatives Exchange Ltd. In October 2006, we renewed our mutual offset agreement with the Singapore Derivatives Exchange for an additional three-year term. This relationship allows a clearing firm of either exchange initiating trades in certain products on either exchange to execute after-hours trades at the other exchange in those products, then transfer them back to the originating exchange.

We also currently have memoranda of understanding with several key global markets to meet increased demands for our products including the Taiwan Futures Exchange, Shanghai Stock Exchange and the Korea Exchange. These memoranda of understanding generally provide for the exchange of information about listing new products, changes to existing contract specifications and trading methods.

As a result of the merger with CBOT Holdings, we also list the products of the Minneapolis Grain Exchange and the Kansas City Board of Trade on the CME Globex platform and act as their sole distributor of market data.

Marketing Programs and Advertising

Our marketing programs align our core business objectives and product line goals with positioning, messaging and customer targeting strategies designed to increase awareness and use of our products. The marketing strategy and tactics include conducting market research to gather customer insight, and the implementation of our marketing campaigns, which may include online and print advertising, direct marketing, public relations, online marketing and educational programs.

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

Our advertising strategies seek to increase awareness and strengthen perceptions of CME Group among our institutional and retail customers, as well as support an increase in our trading volume. In September 2006, we launched a new global brand advertising campaign. The print campaign, “Smart People, Great Results,” prominently features testimonials from some of our leading global customers – fund managers, financial advisors and professional traders – showing how our benchmark futures and options products improve the way markets work and enable them to achieve positive financial results. Our primary method of advertising has been through print media, utilizing trade magazines and newsletters as well as daily business publications. However, we also use on-line, television sponsorship and other direct advertisements to reach our target audiences.

Our marketing program includes CME Magazine, a quarterly publication designed to keep our customers up-to-date on developments that can enhance their successful participation in the derivatives industry. The magazine features customer case histories, new product information, technology updates, trend stories and news briefs and is made available on our Web site.

Competition

The industry in which we operate is highly competitive and we expect competition to continue to intensify. We encounter competition in all aspects of our business, including from entities having substantially greater capital and resources and offering a wider range of products and services and some operating under a different and possibly less stringent regulatory regime. Prior to the passage of the Commodity Futures Modernization Act of 2000 (CFMA), futures trading was required to take place on, or subject to the rules of, a federally designated contract market. The costs and difficulty of obtaining contract market designation and corresponding regulatory requirements created significant barriers to entry for competing exchanges. The passage of the CFMA and other changing market dynamics have led to increasing competition from a number of different domestic and international sources of varied size, business objectives and resources. We now face competition from other futures, securities and securities option exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large market participants; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and others.

Competition in our Derivatives Business

We believe competition among exchanges in the derivatives and securities business is based on a number of factors, including, among others:

•	depth and liquidity of markets;

•	transaction costs;

•	breadth of product offerings and rate and quality of new product development;

•	transparency, reliability and anonymity in transaction processing;

•	connectivity;

•	technological capability and innovation;

•	efficient and secure settlement, clearing and support services; and

•	reputation.

We believe that we compete favorably with respect to these factors, and that our deep, liquid markets; diverse product offerings; rate and quality of new product development; and efficient, secure settlement, clearing and support services distinguish us from our competitors. We believe that in order to maintain our competitive position, we must continue to expand globally; develop new and innovative products; enhance our technology infrastructure, including its reliability and functionality; and maintain liquidity and low transaction costs.

Over the past few years there have been significant changes in the industry’s landscape as a result of the wave of consolidation and increased competition. For example, during the past two years, in addition to our merger with CBOT Holdings, the following consolidations occurred:

•	NYSE Group acquired Archipelago Exchange and then subsequently merged with Euronext

•	IntercontinentalExchange acquired the New York Board of Trade and the Winnipeg Commodity Exchange

•	Deutsche Borse acquired the International Securities Exchange

At the end of 2007, there were 60 futures exchanges located in 33 countries, including 11 exchanges in the United States. Additionally, in the last three months there has been an increase in activity among derivative dealers, banks and other entities to form competing exchanges. In December 2007, a consortium of 12 financial institutions announced their intention to form an exchange – referred to as Project Four Seasons – and Project Rainbow was recently formed to discuss launching a European derivatives exchange. Project Four Seasons has stated their intention to offer futures products that would be similar to our interest rate products. The existence of these consortiums may increase competitive pressure on us.

Because equity futures contracts are alternatives to underlying stocks and a variety of equity option and other contracts provide an alternative means of obtaining exposure to the equity markets, we also compete with NYSE Euronext and other securities and options exchanges, dealer markets and alternative trading systems in this product line.

Over-the-counter markets for foreign exchange and fixed-income derivatives products also compete with us. The largest foreign exchange markets are operated primarily as electronic trading systems. Two of the largest of these, operated by Electronic Brokering Services and Reuters, serve primarily professional foreign exchange trading firms. Additional electronic platforms designed to serve corporate foreign exchange users have emerged. Two of these are operated by consortia of interdealer and interbank market participants. A third is a proprietary trading system. In addition, certain provisions of the CFMA have led to an increase in unregulated electronic and brokerage trading systems in the foreign exchange market.

The over-the-counter, fixed-income derivatives market is by far the largest fixed-income derivatives marketplace. The over-the-counter market consists primarily of interbank and interdealer market participants. There is currently no single liquidity pool in the over-the-counter fixed-income derivatives market that is comparable to our Eurodollar market. The over-the-counter market for fixed-income derivatives products has traditionally been limited to more customized products, and the large credit exposures created in this market and the absence of clearing facilities have limited participation to the most creditworthy institutional participants. However, the size of this market and technology-driven developments in electronic trading and clearing facilities, as well as regulatory changes implemented by the CFMA, increase the likelihood that one or more substantial liquidity pools will emerge in the future in the over-the-counter fixed-income derivatives market.

Alternative trade execution facilities that currently specialize in the trading of equity securities have electronic trade execution and routing systems that also can be used to trade products that compete with our products.

We also face a threat of trading volume loss if a significant number of our traditional participants decide to trade futures or similar products among themselves without using any exchange or specific trading system. The CFMA allows nearly all of our largest customers to transact futures or similar products directly with each other. While those transactions raise liquidity and credit concerns, they may be attractive based on execution costs, flexibility of terms, negotiability of margin or collateral deposits, or other considerations. Additionally, changes under the CFMA permitting the establishment of stand-alone clearing facilities for futures and over-the-counter derivatives transactions will facilitate the mitigation of credit-risk concentrations arising from such transactions.

Competition in our Transaction Processing Business

In addition to the competition we face in our derivatives business, we face a number of competitors in our transaction processing and other business services, including:

•	other exchanges and clearing houses seeking to leverage their infrastructure; and

•	technology firms, including front-end developers, back-office processing systems firms and match-engine developers.

In the past few years, there has been increased competition in the provision of clearing services. We compete with other derivatives exchanges that provide clearing services as well as with some of our largest customers who are part of clearing organizations. For example, in December 2007, the Clearing Corporation (CCorp) completed a corporate restructuring resulting in ownership of CCorp by 17 stockholders, including 12 major global dealers, three leading inter-dealer brokers and Eurex. In addition to continuing to provide traditional clearing services to multiple exchanges and marketplaces, the reconstituted CCorp has stated that it will expand its product line to include a centralized clearing facility for a number of over-the-counter derivatives products. We believe that other exchanges may also undertake to provide clearing services.

We believe competition in the transaction processing and business services market is based on, among other things, the cost of the services provided; quality and reliability of the services; timely delivery of the services; reputation; and value of linking with existing products, markets and distribution.

Competition in our Market Data Business

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

This may lead to decreased demand for our market data.

Regulatory Matters

Our operations are subject to extensive regulation by the Commodity Futures Trading Commission (CFTC) under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading in commodities be conducted on a commodity exchange designated as a contract market by the CFTC. The act establishes non-financial criteria for an exchange to be designated to list futures and options contracts. Designation as a contract market for the trading of a specified futures contract is non-exclusive. This means that the CFTC may designate additional exchanges as contract markets for trading the same or similar contracts.

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

•

derivatives transaction execution facilities with access limited to institutional traders and others trading through members that meet specified capital and other requirements and products limited to contracts that are less susceptible to manipulation (including single stock futures) are subject to a lesser degree of regulation; and

•

exempt boards of trade subject to the least regulation are characterized by products without cash markets or that are highly unlikely to be susceptible to manipulation and by the participation only of institutional traders and others that meet specified asset requirements.

Our existing market, which trades a broad range of products and permits intermediaries to represent unsophisticated customers, is subject to the most thorough oversight as a designated contract market. The CFMA permits us to organize markets that are subject to lesser regulation depending on the types of products traded and the types of traders. Markets can be organized that trade only products that are unlikely to be susceptible to manipulation and permit direct trading only among institutional participants in order to achieve a less intrusive degree of oversight. For example, we were able to launch Swapstream as an “exempt board of trade” under the CFMA.

We have also “notice registered” with the Securities Exchange Commission (SEC) as a special purpose national securities exchange solely for the purpose of trading security futures products. As a result, the SEC is authorized to review some of our rules relating to these security futures products. Our members trading those products are subject to registration requirements and duties and obligations to customers under the securities laws that do not pertain to their other futures business.

The CFMA also provides for regulation of derivatives clearing organizations (DCO) like our clearing house, separately from the exchanges for which they clear contracts and permits DCOs to clear a range of over-the-counter traded products in addition to products traded on an exchange. The CFMA requires a DCO that clears for a registered futures exchange to register with the CFTC. However, our clearing house was deemed to be registered by reason of its activities prior to enactment of the CFMA. Our clearing house is required to comply with a separate set of flexible core principles that specifically apply to clearing houses. A DCO may accept for clearing any new contract or may adopt any new rule or rule amendment by providing to the CFTC a written certification that the new contract, rule or rule amendment complies with the Commodity Exchange Act. Alternatively, the DCO may request that the CFTC grant prior approval to any contract, rule or rule amendment, and the CFTC must grant approval within 75 days unless the CFTC finds that the proposed contract, rule, or rule amendment would violate the Commodity Exchange Act.

CME and CBOT are separate self-regulatory organizations responsible for ensuring market integrity and financial security for all transactions in their products although CBOT outsources responsibility for trade matching, regulatory and clearing services to CME. Our integrated compliance and market surveillance functions allow detailed tracking of all trading and clearing activities. In addition, our markets are subject to oversight by the CFTC. Our regulatory processes are reviewed and audited by the CFTC. Demutualization and the increasing utilization of electronic trading systems by traders from remote locations may, among other developments, impact our ability to continue the traditional form of “self-regulation” that has been an integral part of the CFTC regulatory program. On February 1, 2007, the CFTC issued recommendations as to an appropriate means for designated contract markets to comply with the core principle requiring self-regulatory organizations to mitigate potential conflicts of interest. The recommendations require at least 35% of the board of directors of a designated contract market to be directors with no material relationship with the exchange, including memberships on the exchange. The CFTC has not promulgated an effective date for and is currently reviewing its recommendations. As a result of our merger, our Board of Directors is now comprised of 30 members of which nine have no industry affiliation other than service on our Board. We have not yet completed our assessment as to whether such directors would be considered to have no material relationship with the exchange for purposes of the CFTC recommendation. To the extent we are not in compliance, we will be required to demonstrate to the CFTC how we otherwise meet the requirements of the core principle.

The safe harbor also requires that such exchanges have in place a regulatory oversight committee comprised solely of non-industry directors. In April 2004, we became the first futures exchange to appoint a board-level committee devoted to self-regulatory oversight. The Committee is called the Market Regulation Oversight Committee and is comprised solely of independent, non-industry directors. The committee provides independent oversight of the policies and programs of our Market Regulation Department to ensure effective administration of our exchanges’ self-regulatory responsibilities.

From time to time it is proposed in Congress that federal financial markets regulators should be consolidated, including a possible merger between the CFTC and the SEC. For example, in 2007, the U.S. Department of the Treasury solicited comments as part of its evaluation of the regulatory structure associated with financial institutions. While those proposals have not been adopted to date and the Department of the Treasury has not released any recommendations from its study, the perceived convergence of product lines offered on the securities and commodity exchanges could make adoption more likely. To the extent the regulatory environment following such consolidation is less beneficial for us, our business, financial condition and operating results could be negatively affected.

The CFMA excluded or exempted many of the activities of our non-exchange competitors from regulation under the Commodity Exchange Act. The CFMA created broad exclusions and exemptions from the Commodity Exchange Act that permit derivatives contracts, which may serve the same or similar functions as the contracts we offer, to be sold in the largely unregulated over-the-counter market, including through electronic trading facilities.

Additionally, the CFMA permits SEC-regulated and bank clearing organizations to clear a broad array of derivatives products in addition to the products that clearing organizations have traditionally cleared. The CFMA also permits banks and broker-dealers, and some of their affiliates, to offer and sell foreign exchange futures to retail customers without being subject to regulation under the Commodity Exchange Act.

The CFTC’s authorization expired in 2005; however, reauthorization was not concluded and will continue through the 2008 legislative session. As part of that process, various concepts were mentioned as possible areas in which legislation would be appropriate. While we are unaware of any legislative proposal at the present time arising from the reauthorization that would materially affect our business, any such proposal may be introduced during this process. Additionally, from time to time, including in 2008, the proposed Presidential budget has included a proposal to impose a transaction tax on futures traded domestically. While many participants in the futures industry, including us, vigorously oppose this proposal, we cannot guarantee that such proposal will not be enacted, which may adversely impact our ability to compete on an international level.

Our Members

As a result of our merger with CBOT Holdings, we now operate two separate self-regulatory exchanges: CME and CBOT. Individuals may be members at one or both exchanges to trade our products. Members are individual traders, as well as most of the world’s largest banks, brokerages and investment houses. Trading on our open outcry trading floors is conducted exclusively by members. Members can execute trades for their own accounts, for clearing firm accounts, for the accounts of other members or for the accounts of customers of clearing firms. Members who trade for their own account, including those who lease trading rights, qualify for lower transaction fees in recognition of the market liquidity that their trading activity provides. These members also benefit from market information advantages that may accrue from their proximity to activity on the trading floors. Generally, member customers are charged lower fees than our non-member customers. In 2007, our members were responsible for 80% of our total trading volume. As of December 31, 2007, there were approximately 120 clearing firms. Membership applicants planning to access the trading floor are subject to a review and approval process prior to becoming members and obtaining trading rights. Membership in an exchange entitles members to appear on the floor of the exchange during business hours and act as a floor broker and/or floor trader executing trades in the contracts that are eligible within their membership division at the exchange. Applicants for membership are required to be of good moral character, reputation and business integrity. They must also have adequate financial resources and credit to assume the responsibilities and privileges of membership. All members must understand the rules and regulations of the applicable exchange and agree to abide by them. Additionally, they must comply with the provisions of the Commodity Exchange Act and the rules and regulations issued by the CFTC.

Our Market Regulation Department is the investigative and enforcement arm of our exchanges with regard to exchange rules. Members who are found to have violated a rule can be subject to sanctions such as fines, trading suspensions and/or expulsion from the particular exchange.

Our Shareholder Relations and Membership Services Department maintains an auction market for trading rights at CME and CBOT.

CME Memberships

There are four divisions of membership at CME: the Chicago Mercantile Exchange (CME) division; the International Monetary Market (IMM) division; the Index and Option Market (IOM) division; and the Growth and Emerging Markets (GEM) division. Each membership division has different trading rights. We have individual trading members, corporate equity or trading member firms and clearing member firms.

Under the terms of CME Group’s certificate of incorporation, members of the CME exchange, as Class B shareholders, have the ability to protect their rights to trade by means of special approval rights over changes to the operation of the markets and are entitled to elect six of the 30 directors on our Board. In particular, the certificate of incorporation grants the holders of our Class B common stock the right to approve any changes to the trading floor rights, access rights and privileges that a member has, the number of memberships in each membership class and the related number of authorized shares in each class of Class B common stock and the eligibility requirements to exercise trading rights or privileges. Class B shareholders must approve any changes to these special rights. Class B shares have the same equitable interest in our earnings and receive the same dividend payments as our Class A shares.

CBOT Memberships

There are five series of Class B memberships in CBOT represented by memberships in our CBOT subsidiary: Series B-1 (Full) members, Series B-2 (Associate) members, Series B-3 (GIM) members, Series B-4 (IDEM) members and Series B-5 (COM) members.

Class B members of CBOT do not possess the right to receive any dividends or distributions, including the proceeds from liquidation, from CBOT. Series B-1 and B-2 members have the right to vote on amendments to certain provisions of the certificate of incorporation of CBOT, including the number of authorized memberships; the relative voting rights of the Series B-1 and B-2 members; the trading rights, voting rights and core rights of Class B members and certain other covenants; and the commitment to maintain open outcry markets.

Additionally, during the five-year period following the merger, we are required to provide the CBOT directors, as defined in the bylaws, with five business days’ advance notice of any change to CBOT’s rules and regulations. If a majority of the CBOT directors determine in their sole discretion that the proposed change will materially impair the business of CBOT or the business opportunities of the holders of the Class B memberships of CBOT, such change will be submitted to a committee of the board of directors of CBOT comprised of three CBOT directors and two CME directors as defined in the bylaws.

Subsidiaries

Substantially all of our business operations are conducted through our exchange subsidiaries: CME and CBOT. The following is a summary of the activities of our other operating subsidiaries:

C-B-T Corporation. C-B-T Corporation, a wholly-owned subsidiary of CBOT, manages both our owned real estate and the general services relating to such real estate such as cleaning, power and telephone services. Our real estate holdings accounted for 1% of our consolidated total revenues in 2007.

CME Alternative Marketplace Inc. CME Alternative Marketplace Inc., a wholly-owned subsidiary of CME, was established as an exempt board of trade registered with the CFTC. CME economic derivatives were the only products traded through this subsidiary. In July 2007, we discontinued CME economic derivatives. CME Alternative Marketplace accounted for less than 1% of our consolidated total revenues in 2007 and 2006.

GFX Corporation. GFX Corporation (GFX), a wholly-owned subsidiary of CME, was established for the purpose of maintaining and creating liquidity in our electronically traded foreign exchange futures contracts. Experienced foreign exchange traders employed by GFX buy and sell our foreign exchange contracts using our CME Globex system. They limit risk from these transactions through offsetting transactions using forward contracts and spot foreign exchange transactions with approved counterparties in the interbank market. On occasion, GFX has also engaged in the trading of CME Eurodollars and equity index contracts. GFX accounted for less than 1% of our consolidated total revenues in 2007, 2006 and 2005.

Swapstream Subsidiaries. In August 2006, we completed the acquisition of Swapstream, an inter-dealer electronic trading platform for euro- and Swiss franc-denominated interest rate swaps. In connection with the transaction, we created a wholly-owned subsidiary, CME Swaps Marketplace Ltd., a U.K. limited liability company, which acquired 100% of the outstanding stock of the following Swapstream entities: Special Technology Investments Limited, Swapstream Limited, Swapstream Operating Services Limited and Swapstream France. The Swapstream entities accounted for less than 1% of our consolidated total revenues in 2007 and 2006.

Licensing Agreements

Standard & Poor’s

We have had a licensing arrangement with S&P since 1980. In September 2005, all of our previous licensing agreements with S&P were consolidated into one agreement that terminates on December 31, 2017. Under the terms of the agreement, as amended, S&P granted us a license to use certain S&P stock indexes and the related trade names, trademarks and service marks in connection with the creation, marketing, trading, clearing and promoting of futures contracts and/or options on futures contracts that are indexed to certain S&P stock indexes. The license is exclusive through December 31, 2016 and non-exclusive from that date through December 31, 2017 with some exceptions. Our license for the S&P 500 Index remains exclusive through December 31, 2008, after which we will retain our exclusive rights through December 31, 2016 so long as certain minimum average trading volume is met or other circumstances exist that relate to the reduction in trading volume. We may pay an additional fee to retain the exclusivity if the minimum average trading volume is not met. For certain products based on S&P stock indexes that we list after the effective date of the amended and restated agreement, we will have an exclusive license for two or three years depending upon the nature of the index, after which we will retain our exclusive rights so long as certain minimum average trading volumes are met. Under the agreement, we maintain our right of first refusal for new stock indexes developed by S&P during the term of the agreement. S&P also retains the right to terminate the license based on new S&P stock indexes or to terminate the exclusivity of that license in the event we fail to launch a product based on the index within a one-year period, subject to some consideration for regulatory delays. In exchange for the license, we pay S&P a per trade fee. If S&P discontinues compilation and publication of any license or index, we may license, on a non-exclusive and royalty-free basis, the information regarding the list of companies, shares outstanding and divisors for that index or terminate the obligations regarding the index. The licenses become non-exclusive in the event we list certain competitive products.

NASDAQ

We have had a licensing arrangement with NASDAQ since 1996 to license the NASDAQ-100 Index and related trade names, trademarks and service marks. The license was extended and expanded in October 2003 to license us both the NASDAQ-100 Index and the NASDAQ Composite Index and in April 2005 to add the NASDAQ Biotechnology Index for trading futures and options on futures contracts that are based on the indexes. Our license for these indexes was automatically renewed in October 2007 through October 2011. With respect to the NASDAQ Composite Index, NASDAQ may terminate the exclusivity or the entire license if trading volume fails to meet certain performance criteria on each anniversary of the agreement in October. During the applicable period of exclusivity, NASDAQ will not grant a license to use the indexes in connection with the trading, marketing and promotion of futures contracts and options on those futures contracts that are based on an index that is exclusive to us. We pay per trade fees to NASDAQ under the license. We have a right of first refusal for new NASDAQ indexes that are licensed for futures products where the index is substantially equivalent to an index licensed to us or is a subset of an index licensed to us.

Dow Jones License Agreement

We have a licensing agreement with Dow Jones to license certain Dow Jones stock indexes and the related trade names, trademarks and service marks in connection with the creation, marketing, trading, clearing and promoting of futures contracts and/or options on futures contracts that are based upon such Dow Jones stock indexes. Our license of the Dow Jones Composite Index, the Dow Jones Industrial Average Index, the Dow Jones Transportation Average Index and the Dow Jones Utility Average Index is exclusive, and non-exclusive for the Dow Jones U.S. Real Estate Index. We also have a right of first refusal for new indexes developed by Dow Jones prior to December 31, 2010 and the right to sublicense our exclusive license rights under the agreement to any other exchange for the trading of futures contracts and options on futures contracts. The initial term of the agreement is from January 1, 2008 through December 31, 2014. Following the initial term, the agreement shall automatically renew for a first renewal term of five years and then for successive annual renewal terms thereafter unless terminated by either party in writing prior to the end of the applicable term. In exchange for the license, we pay a per trade fee with a guaranteed annual minimum license fee and an upfront fee paid in January 2008.

The Frank Russell Company

We have maintained a licensing arrangement with the Frank Russell Company since 1992 to license the Russell 2000 Index and related trade names, trademarks and service marks. In June 2007, Russell provided notice to us that it did not intend to renew the agreement. In response to customer demands and to ensure an orderly transfer of liquidity, we intend to list our Russell contracts through the September 2008 expiration date. We and S&P are providing trading incentives and execution facilities that will encourage market participants to transfer their open interest in CME Russell 2000 stock index futures contracts into the new CME/S&P E-mini Small Cap Stock Index futures contracts.

NSC

In January 2008, we entered into an agreement with Euronext Paris to expand our rights to the NSC software which we originally used pursuant to a license agreement. We now own outright the rights to use, modify, and create derivative works of the NSC software. We are, however, restricted from licensing the software to unaffiliated entities for five years. This restriction does not apply to the use of the software to provide transaction processing services to such entities. In consideration for the ownership of these rights, we paid a one-time fee and granted Euronext Paris comparable rights to their version of our CLEARING 21 system.

Intellectual Property

We regard substantial elements of our brand name, marketing elements and logos, products, market data, software and technology as proprietary. We attempt to protect these elements by relying on trademark, service mark, copyright and trade secret laws, restrictions on disclosure and other methods. For example, with respect to trademarks, we have registered marks in numerous countries all over the world. We have filed numerous patent applications in the United States and internationally to protect our technology. On December 19, 2006, the United States Patent and Trademark Office granted CME its first patent.

Our rights to stock indexes for our futures products principally derive from license agreements that we have obtained from S&P, NASDAQ and Dow Jones and others. For a more detailed discussion of these licenses, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Licensing Agreements.”

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

Employees

As of December 31, 2007, we had 1,970 employees. Effective December 23, 2007, all employees of CBOT and C-B-T Corporation who were continuing employment with CME Group in 2008 were transferred to employment with CME.

We consider relations with our employees to be good. We have never experienced a work stoppage. Forty-two of our employees are represented by one of the following unions:

•	Chicago Regional Council of Carpenters;

•	International Union of Operating Engineers Local 399, AFL-CIO; and

•	Service Employees International Union, SEIU Local 1 and 25, AFL-CIO.

We also employ six engineers who are associated with the International Union of Operating Engineers, Local 399, AFL-CIO but are not subject to a collective bargaining agreement.

Our Executive Officers

The following are our executive officers, including a description of their business experience over the last five years.

Terrence A. Duffy, 49

Mr. Duffy has served as our Executive Chairman since October 2006, as our Chairman from 2002 until 2006 and has been a member of our board of directors since 1995. He also has served President of TDA Trading, Inc. since 1981.

Craig S. Donohue, 46

Mr. Donohue has served as Chief Executive Officer and a member of our board of directors since January 2004. Mr. Donohue joined us in 1995 and since then has held various positions of increasing responsibility within the organization including Managing Director and Chief Administrative Officer, Managing Director, Business Development and Corporate/Legal Affairs of CME and Senior Vice President and General Counsel.

Kathleen M. Cronin, 44

Ms. Cronin has served as our Managing Director, General Counsel and Corporate Secretary since August 2003. Previously she served as Corporate Secretary and Acting General Counsel from November 2002 through August 2003. Prior to joining us, Ms. Cronin was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom from September 1989 through July 1995 and from April 1997 through November 2002.

John P. Davidson III, 52

Mr. Davidson has served as Managing Director & Chief Corporate Development Officer since February 2006. Prior to that he held a variety of leadership roles with Morgan Stanley & Co. Incorporated from December 1993 to February 2006, most recently as Managing Director and Operations Officer for the firm’s Global Operations and Services Division, a position he assumed in April 2005. Previously, Mr. Davidson served in various positions of increasing responsibility at CME after originally joining the company in August 1983, both in trading operations and in the CME Clearing House.

Bryan T. Durkin, 47

Mr. Durkin has served as our Managing Director and Chief Operating Officer since July 2007. Mr. Durkin joined us in connection with the merger and he previously held a variety of leadership roles with CBOT from 1982 to 2007, most recently as Executive Vice President and Chief Operating Officer.

Phupinder Gill, 47

Mr. Gill has served as President of CME Group since July 2007. Previously he served as President and Chief Operating Officer since January 2004. Mr. Gill joined us in 1988 and has held various positions of increasing responsibility within the organization, including Managing Director and President of CME Clearing and GFX.

Nancy W. Goble, 54

Ms. Goble has served as Managing Director and Chief Accounting Officer of CME Group since February 2002, as Director and Controller from July 2000 to February 2002, and Associate Director and Assistant Controller from October 1997 to July 2000. Ms. Goble is a registered certified public accountant.

Julie Holzrichter, 40

Ms. Holzrichter has served as Managing Director, Operations of CME Group since August 2007. Ms. Holzrichter rejoined us in July 2006 as our Managing Director, CME Globex Services and Technology Integration. Ms. Holzrichter previously held positions of increasing responsibility in our organization from 1986 to 2003 in trading operations.

James R. Krause, 59

Mr. Krause has served as Managing Director and Chief Information Officer since May 2004. Prior to that, Mr. Krause held various positions of increasing responsibility within the organization, including Managing Director, Enterprise Computing and Senior Vice President, Systems Development since joining us in 1985.

James E. Parisi, 43

Mr. Parisi has served as Managing Director and Chief Financial Officer since November 2004. Mr. Parisi joined us in 1988 and has held positions of increasing responsibility within the organization, including Managing Director & Treasurer and Director, Planning & Finance.

Hilda Harris Piell, 40

Ms. Piell has served as Managing Director and Chief Human Resources Officer since August 2007. Previously she served as Managing Director and Senior Associate General Counsel, as Director and Associate General Counsel and as Associate Director and Assistant General Counsel since joining us in 2000.

Rick Redding, 46

Mr. Redding has served as Managing Director, Products & Services since March 2004. He had held this position on an interim basis since January 2004 and, prior to that appointment, served as head of the company’s equity product line for 10 years. Mr. Redding joined us in 1988 and, since then, had held positions of increasing responsibility in our market surveillance and product marketing functions.

Kimberly S. Taylor, 46

Ms. Taylor has served as Managing Director and President of the Clearing House Division since January 2004 and as Managing Director, Risk Management in the Clearing House Division, from 1998 to 2003. Ms. Taylor has held a variety of positions in the Clearing House, including Vice President and Senior Director. She joined us in 1989.

Available Information

Our Web site is www.cmegroup.com. Information made available on our Web site does not constitute part of this document. We make available on our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance materials, including our Corporate Governance Principles, Director Conflict of Interest Policy, Board of Directors Code of Ethics, Categorical Independence Standards, Employee Code of Conduct and the charters for all the standing committees of our Board, may also be found on our Web site. Copies of these materials are also available to shareholders free of charge upon written request to Shareholder Relations and Membership Services, Attention Ms. Beth Hausoul, CME Group Inc., 20 South Wacker Drive, Chicago, Illinois 60606.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business.

Risks Relating to Our Business

Shareholders who own trading rights or are officers or directors of firms who own trading rights on our exchanges account for 20 of the 30 directors on our Board. These shareholders may have interests that differ from or conflict with those of shareholders who are not also members. Our dependence on the trading and clearing activities of our members, combined with their rights to elect directors, may enable them to exert substantial influence over the operation of our business.

Twenty of our 30 directors on our Board own or are officers or directors of firms who own trading rights on our exchange. We are dependent on the revenues from the trading and clearing activities of our members. This dependence may give them substantial influence over how we operate our business.

Many of our members and clearing firms derive a substantial portion of their income from their trading or clearing activities on or through our exchanges. In addition, trading rights on our exchanges have substantial independent value. The amount of income that members derive from their trading, brokering and clearing activities and the value of their trading rights are, in part, dependent on the fees they are charged to trade, broker, clear and access our markets and the rules and structure of our markets. Our trading members, many of whom act as floor brokers and floor traders, benefit from trading rules, membership privileges and fee discounts that enhance their open outcry trading opportunities and profits. Our predominantly electronic trading members benefit from fee discounts and other incentives targeted at increasing electronic trading volume. These benefits enhance their electronic trading opportunities and profits. Our clearing firms benefit from all of the foregoing, as well as decisions that increase electronic trading, which over time will reduce their costs of doing business on our exchanges. As a result, holders of our Class A common stock may not have the same economic interests as our members. In addition, our members may have differing interests among themselves depending on the role they serve in our markets, their method of trading and the products they trade. Consequently, members may advocate that we enhance and protect their clearing and trading opportunities and the value of their trading privileges over their economic interest in us.

The Board representation rights of the members of our CME exchange to elect six directors, in combination with the charter provision protections described in the immediately following risk factor, could be used to influence how our business is changed or developed, including how we address competition and how we seek to grow our volume and revenue and enhance shareholder value.

Our members have been granted special rights, which protect their trading rights, require that we maintain open outcry trading until volumes are not significant and, in the case of our Class B shareholders, provide them with special Board representation.

Under the terms of the certificates of incorporation of CME Group and CBOT, our members have the ability to protect their rights to trade on the respective exchange by means of special approval rights over changes to the operation of our trading floor, including whether we are required to maintain open outcry trading of a particular product. Our Class B shareholders, who are members of our CME exchange, are also entitled to elect six of the 30 directors on our Board, even if their Class A share ownership interest is very small or non-existent.

The certificates of incorporation of CME Group and CBOT also include provisions requiring us to maintain open outcry floor trading for a particular traded product as long as the open outcry market is “liquid.” We are also required to maintain a facility for conducting business, disseminating price information, clearing and delivery and to provide reasonable financial support for technology, marketing and research for open outcry markets. These certificates of incorporation provide specific tests as to whether an open outcry market will be deemed liquid, as measured on a quarterly basis. If a market is deemed illiquid as a result of a failure to meet any of these tests, our Board may determine whether such market should be closed.

Additionally, we are required until our 2012 annual meeting to provide advance notice to the ten members of our Board who were formally directors of CBOT Holdings prior to the merger or their successors of any changes to CBOT exchange rules, except for certain limited administrative changes. If a majority of the CBOT directors decide that the proposed rule change would materially impair the CBOT business or materially impair the business opportunities of the CBOT members, then the proposed rule change must be submitted to a committee comprised of three CBOT directors and two directors who were directors of CME Holdings prior to the merger or their successors for final approval.

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

We generate revenues primarily from our clearing and transaction fees and our processing services provided to third parties. We expect to continue to do so for the foreseeable future. Each of these revenue sources is substantially dependent on the trading volume in our markets and in the markets we provide processing services. Our trading volume is directly affected by U.S. domestic and international factors that are beyond our control, including:

•	economic, political and geopolitical market conditions;

•	natural disasters and other catastrophes;

•	broad trends in industry and finance;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed-income, equity, foreign exchange and commodity markets;

•	legislative and regulatory changes;

•	competition;

•	changes in government monetary policies;

•	consolidation in our customer base and within our industry; and

•	inflation.

Any one or more of these factors may contribute to reduced activity in our markets. Our operating results and trading volume tend to increase during periods of uncertainty. This is because our customers seek to hedge or manage the risks associated with or speculate on volatility in the U.S. equity markets, fluctuations in interest rates and price changes in the foreign exchange, commodity and other markets. The future economic environment may be subject to periodic downturns, including possible recession and lower volatility in financial markets, and may not be as favorable as it has been in recent years. For example, recent events in the economic environment, including the sub-prime lending crisis, the downturn in the housing market and decreases in consumer spending, may result in an economic recession in the near future. As a result, period-to-period comparisons of our financial results are not necessarily meaningful. Trends less favorable than those of recent periods could result in decreased trading volume and a more difficult business environment for us. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.

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

The future success of our business depends in large part on our ability to create interactive electronic marketplaces in a wide range of derivatives products that have the required functionality, performance, capacity, reliability and speed to attract and retain customers. A significant portion of our current overall volume is generated through electronic trading on our CME Globex electronic platform. However, during 2007, 21% of our volume and approximately 16% of our clearing and transaction fees revenue was generated through our open outcry trading facilities. Most of our open outcry volume is related to trading in options on our futures contracts. Our electronic functionality may not be capable of accommodating all of the complex trading strategies typically used for trading options on futures contracts. For example, 92% of our Eurodollar options contracts are traded via open outcry despite our initiatives to implement advanced functionality. We intend to continue to introduce functionality that will accommodate complex trading strategies electronically. However, we may not complete the development of, or successfully implement, the required electronic functionality for our options on futures contracts. Moreover, our customers who trade options may not accept our electronic trading systems. In either event, our ability to increase trading volume of options on futures contracts on the CME Globex platform would be adversely affected. In addition, if we are unable to develop our electronic trading systems to include other products and markets, or if our electronic trading systems do not have the required functionality, performance, capacity, reliability and speed, we may not be able to compete successfully in an environment that is increasingly dominated by electronic trading.

The enhancement of our electronic trading platform exposes us to risks inherent in operating in the evolving market for electronic transaction services. If we do not successfully continue to enhance our electronic trading platform, or if our customers do not accept it, our revenues and profits will be adversely affected.

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

To remain competitive, we must continue to improve the responsiveness, functionality, accessibility and other features of our software, network distribution systems and technologies. The markets in which we compete are characterized by rapidly changing technology, changes in customer demand and uses of derivatives products and transaction processing services, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Our future success will depend in part on our ability to anticipate and adapt to technological advancements and changing standards in a timely, cost-efficient and competitive manner. We cannot assure you that we will successfully implement new technologies or adapt our technology to customer and competitive requirements or emerging industry standards.

We face intense competition from other companies, including some of our members. If we are not able to successfully compete, our business will not survive.

The derivatives, securities and financial services industries are highly competitive. We expect that competition will continue to intensify in the future. Our current and prospective competitors, both domestically and around the world, are numerous. They include securities and securities option exchanges, futures exchanges, over-the-counter markets, clearing organizations, market data and information vendors, electronic communications networks, crossing systems and similar entities, consortia of large customers, consortia of some of our clearing firms and electronic brokerage and dealing facilities. At December 31, 2007, there were 60 futures exchanges located in 33 countries, including 11 futures exchanges in the United States. The global derivatives industry has grown increasingly competitive. Exchanges, intermediaries, and even end users are consolidating, and over-the-counter and unregulated entities are constantly evolving. Additionally, in response to growing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. In 2007, we completed our merger with CBOT Holdings, NYSE Group completed its merger with Euronext and ICE acquired the New York Board of Trade and the Winnipeg Commodity Exchange. Also, in the last three months there has been a significant increase in activity among derivative dealers, banks and other entities to form competing exchanges. In December 2007, a consortium of 12 financial institutions announced their intention to form an exchange – referred to as Project Four Seasons – and in January 2008 Project Rainbow was formed to discuss launching a European derivatives exchange. Project Four Seasons has stated their intention to offer futures products that would be similar to our interest rate products.

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

A decline in our fees or any loss of customers could lower our revenues, which would adversely affect our profitability.

Our average rate per contract is subject to fluctuation due to a number of factors. As a result, you will not be able to rely on our average rate per contract in any particular period as an indication of our future average rate per contract.

Our average rate per contract, which impacts our operating results, is subject to fluctuation due to shifts in the mix of products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure. For example, we earn a higher rate per contract for trades executed electronically. In addition, our members and participants in our various incentive programs generally are charged lower fees than our non-member customers. Variation in each of these factors is difficult to predict and will have an impact on our average rate per contract in the particular period. For example, our average rate per contract decreased to $0.634 for the year ended December 31, 2007 from $0.645 for the same period in 2006. Because of this fluctuation, you may not be able to rely on our average rate per contract in any particular period as an indication of our future average rate per contract. If we fail to meet securities analysts’ expectations regarding our operating results, the price of our Class A common stock could decline substantially.

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

Our industry has been subject to several fundamental regulatory changes, including changes in the statute under which we have operated since 1974. The Commodity Exchange Act generally required all futures contracts to be executed on an exchange that had been approved by the CFTC. The “exchange trading requirement” was modified by CFTC regulations and interpretations to permit privately negotiated swap contracts to be transacted in the over-the-counter market. The CFTC exemption under which the over-the-counter derivatives market operated precluded the over-the-counter market from using exchange-like electronic transaction systems and clearing facilities. These barriers to competition from the over-the-counter market were repealed by the CFMA. One of the chief beneficiaries of the CFMA has been over-the-counter dealers and competitors that operate or intend to open electronic trading facilities or to conduct their futures business directly among themselves on a bilateral basis. The customers who may access these trading facilities or engage in bilateral private transactions are the same customers who account for a substantial portion of our trading volume. The CFMA also permits banks, broker-dealers and some of their affiliates to engage in foreign exchange futures transactions for or with retail customers without being subject to regulation under the Commodity Exchange Act. These customers are the same customers who might otherwise use our foreign exchange products.

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

In the future, our industry may become subject to new regulations or changes in the interpretation or enforcement of existing regulations. We cannot predict the extent to which any future regulatory changes may adversely impact our business, including our ability to compete with enterprises that offer off-exchange trading and benefit from a reduced regulatory burden and lower-cost business model.

Our trading volume, and consequently our revenues and profits, would be adversely affected if we are unable to retain our current customers or attract new customers to our exchange.

The success of our business depends, in part, on our ability to maintain and increase our trading volume. To do so, we must maintain and expand our product offerings, our customer base and our trade execution alternatives. Our success also depends on our ability to maintain our trading volume and to offer competitive prices and services in an increasingly price sensitive business. We cannot assure you that we will be able to continue to expand our product lines, or that we will be able to retain our current customers or attract new customers. For example, the majority of the clearing and transaction fees we receive from our clearing firms represent charges for trades executed on behalf of their customers. We believe that in the event one of our clearing firms discontinues operations, the customer portion of that firm’s trading activity would likely transfer to another clearing firm. However, we cannot guarantee you that the discontinuation of any clearing firm would not result in our loss of customers which could have an adverse effect on our trading volumes or revenues. We also cannot assure you that we will not lose customers to low-cost competitors with comparable or superior products, services or trade execution facilities. If we fail to maintain our trading volume, expand our product offerings or execution facilities, or we lose a substantial number of our current customers, or a subset of customers representing a significant percentage of trading volume in a particular product line; or are unable to attract new customers, our business will be adversely affected.

Any significant decline in the trading volume of our Eurodollar or S&P 500 futures and options on futures contracts would adversely affect our revenues and profitability.

We are substantially dependent on trading volume from two product offerings for a significant portion of our clearing and transaction fee revenues and profits. The clearing and transaction fees revenue attributable to transactions in Eurodollar contracts and all our contracts based on the S&P 500 (including E-mini products) approximated 32% and 24%, respectively, of our total clearing and transaction fees revenue during the year ended December 31, 2007 and 46% and 26%, respectively, during the year ended December 31, 2006. Any significant decline in our trading volume in either of these products would negatively impact our business, financial condition and operating results.

We believe our Eurodollar futures contract serves as a global financial benchmark, but we cannot assure you that, in the future, other products will not become preferred alternatives to our Eurodollar contract as a means of managing or speculating on interest rate risk. We also cannot assure you that competitors will not enter the Eurodollar market. Our members may also elect to trade Eurodollars in privately negotiated bilateral transactions without the use of our clearing house. In either of these events, our trading volume, revenues and profitability could be adversely affected.

Our license agreement with S&P provides that the S&P 500 Index futures products will be exclusive through December 31, 2008, after which we will retain our exclusive rights through December 31, 2016 so long as certain minimum average trading volume is met or other circumstances exist that relate to the reduction in trading volume.

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

Our clearing house acts as the counterparty to all trades consummated on or through our exchange or on third-party exchanges for which we provide clearing services. As a result, we are exposed to significant credit risk of third parties, including our clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We cannot guarantee you that one of our clearing firms will not default on its obligations in the future. Our surplus funds are at risk if a clearing firm defaults on its obligations to our clearing house and its performance bond and security deposits are insufficient to meet its obligations. Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cover any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. Additionally, the default of any one of our clearing firms could cause our customers to lose confidence in our markets and the guarantee of our clearing house, which would have an adverse affect on our business.

A key element of our strategy is to provide transaction processing, clearing and related services to third parties. If we are unable to continue to realize the benefits from providing these services, our revenues will be adversely impacted.

Providing third-party transaction processing, clearing and related services is a key element of our strategy. We have an agreement with NYMEX, which began in June 2006, to be the exclusive trading service provider for NYMEX’s energy futures and options contracts and certain of their other products on our CME Globex platform. The initial term of the NYMEX agreement is for ten years from the date of launch with rolling three-year extensions. Additionally, prior to our merger with CBOT Holdings, we derived a significant amount of revenue from our transaction processing services agreement that we entered into with CBOT in 2003. In 2007, 2006 and 2005, we generated $48.2 million, $75.8 million and $68.7 million, respectively, in processing services revenue from our agreement with CBOT and we generated $56.4 million, $14.3 million and $4.5 million in revenue in 2007, 2006 and 2005, respectively, from our agreement with NYMEX. Our future revenues from providing processing services to NYMEX or others will be dependent on the third party’s trading volume, which is subject to a number of factors beyond its control. For example, NYMEX’s ability to maintain or expand its trading volume and operate its business, as a futures exchange, is subject to the same types of risks to which we are subject. Any significant decrease in the trading volume at these exchanges will result in a corresponding decrease in our realized benefits from our processing services agreements. Our net income from the processing services we provide will also depend on our ability to control our costs associated with providing such services.

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

Our market data fees may be reduced or eliminated by decreased demand or the growth of electronic trading and electronic order entry systems. If we are unable to offset that reduction through terminal usage fees or transaction fees, we will experience a reduction in revenue.

We sell our market data to individuals and organizations that use our markets or monitor general economic conditions. Revenues from our market data totaled $145.1 million, representing 8% of our total revenues, and $80.8 million, or 7% of our total revenues, during the years ended December 31, 2007 and 2006, respectively. A decrease in overall trading volume may also lead to a decreased demand for our market data from the market data vendors. Additionally, electronic trading systems do not usually impose separate charges for supplying market data to trading terminals. If we do not separately charge for market data supplied to trading terminals, and trading terminals with access to our markets become widely available, we could lose market data fees from those who have access to trading terminals. We will experience a reduction in our revenues if we are unable to recover that lost quote fee revenue through terminal usage fees or transaction fees.

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

We will need to continue to upgrade, expand and increase the capacity of our systems as our business grows and we execute our business strategy. Our goal is to design our systems to handle at least one and a half times our peak historical transactions in our highest volume products. As volumes of transactions grow, the ability of our systems to meet this goal on an ongoing basis depends on our ability to increase our system capacity on a timely basis while maintaining system reliability. Although many of our systems are designed to accommodate additional volume and products and services without redesign or replacement, we will need to continue to make significant investments in additional hardware and software to accommodate the increases in volume of transactions and order transaction traffic and to provide processing services to third parties. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses would be adversely affected.

Some of our largest clearing firms have indicated their belief that clearing facilities should not be owned or controlled by exchanges and should be operated as utilities and not–for–profit. These clearing firms have sought, and may seek in the future, legislative or regulatory changes that would, if adopted, enable them to use alternative clearing services for positions established on our exchanges. Even if they are not successful, these factors may cause them to limit the use of our markets.

Some of our largest clearing firms, which are significant customers and intermediaries in our products, have stressed the importance to them of centralizing clearing of futures contracts and options on futures contracts in order to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many clearing firms have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as part of for-profit enterprises. Some of these firms, along with the Futures Industry Association, have sought, and may seek in the future, legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. Additionally, in January 2008, the U.S. Department of Justice submitted a comment letter to the U.S. Department of the Treasury in response to the Department of the Treasury’s request for comment on the regulatory regime of the financial services industry. The comment letter stated that vertical integration of futures clearing houses impedes competition and should be reconsidered. Our strategic business plan is to operate a vertically integrated transaction execution, clearing and settlement business. If these legislative or regulatory changes are adopted, our strategy and business plan may lead clearing firms to establish, or seek to use, alternative clearing houses for clearing positions established on our exchanges. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit or stop the use of our products and markets. If any of these events occur, our revenues and profits would be adversely affected.

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

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations. Any of these events could cause us to lose customers or trading volume. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by breaches. Although we intend to continue to implement security measures, these measures may prove to be inadequate and result in system failures and delays that could cause us to lose customers, experience lower trading volume and incur significant liabilities.

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

Demutualization and the increasing utilization of electronic trading systems by traders from remote locations may, among other developments, impact our ability to continue the traditional form of “self-regulation” that has been an integral part of the CFTC regulatory program. On February 1, 2007, the CFTC issued recommendations as to an appropriate means for designated contract markets to comply with the core principle requiring self-regulatory organizations to mitigate potential conflicts of interest. The recommendations require at least 35% of the board of directors of a designated contract market to be directors with no material relationship with the exchange, including memberships on the exchange. The CFTC has not announced an effective date and is currently reviewing these recommendations. As a result of our merger with CBOT Holdings, our Board of Directors is now comprised of 30 members of which nine have no industry affiliation other than service on our Board. We have not yet completed our assessment as to whether such directors would be considered to have no material relationship with the exchange for purposes of the CFTC recommendation. We cannot guarantee that our Board will be in compliance with the recommendations. To the extent we are not in compliance, we will be required to demonstrate to the CFTC how we otherwise meet the requirements of the core principle.

From time to time it is proposed in Congress that federal financial markets regulators should be consolidated, including a possible merger between the CFTC and the SEC. For example, in 2007, the U.S. Department of the Treasury solicited comments as part of its evaluation of the regulatory structure associated with financial institutions. While those proposals have not been adopted to date, the perceived convergence of product lines offered on the securities and commodity exchanges could make adoption more likely. To the extent the regulatory environment following such consolidation is less beneficial for us, our business, financial condition and operating results could be negatively affected.

The CFTC is subject to reauthorization every five years, which was scheduled to be completed in 2005. This process is still ongoing and could result in legislation that may have a negative impact on the way we operate our exchange, including our ability to operate our self-regulatory functions or effectively compete with new entrants into our market place.

From time to time, including most recently in 2008, the President’s budget includes a proposal that a transaction tax be imposed on futures and options on futures transactions. While those proposals have not been adopted to date, except for a per-contract fee imposed under the Securities Exchange Act of 1934 on single stock futures and futures on narrow-based stock indexes, the imposition of any such tax would increase the cost of using our products and, consequently, could adversely impact our trading volumes, revenues and profits.

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

We could be harmed by misconduct or errors that are difficult to detect and deter.

There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees and agents, including employees of GFX, our wholly-owned subsidiary that engages primarily in proprietary trading in foreign exchange futures, could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information. Misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees and agents also may commit errors that could subject us to financial claims for negligence, as well as regulatory actions. For example, employees of GFX enter into transactions to promote liquidity in foreign exchange contracts on the CME Globex platform and subsequently enter into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit market risk. In the event the offsetting transaction is not entered into or is not timely or properly executed, we could be exposed to substantial market risk.

We may have difficulty executing our growth strategy and maintaining our growth effectively.

We have experienced significant growth in our business. Continued growth may require additional investment in personnel, facilities, information technology infrastructure and financial and management systems and controls and may place a significant strain on our management and resources. We may not be successful in implementing all of the processes that are necessary to support our growth organically or, as described in the following risk factor, through acquisitions or other strategic alliances. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with our growth, our future profitability could be adversely affected, and we may have to incur significant expenditures to address the additional operational and control requirements as a result of our growth.

Our acquisition, investment and alliance strategy involves risks. If we are unable to effectively manage these risks, our business will be materially harmed.

To achieve our strategic objectives, in the future we may seek to acquire or invest in other companies, businesses or technologies. Acquisitions entail numerous risks, including the following:

•	difficulties in the assimilation of acquired businesses or technologies;

•	diversion of management’s attention from other business concerns;

•	assumption of unknown material liabilities;

•	difficulties in implementing adequate compliance and risk management methods for new operations;

•	failure to achieve financial or operating objectives;

•	potential loss of customers or key employees of acquired companies; and

•	exposure to foreign currency, which exposure may or may not be hedged or partially hedged;

•	difficulties in receiving approval from governmental authorities.

We may not be able to integrate successfully any operations, personnel, services or products that we have acquired or may acquire in the future. See “Risks Relating to the Merger with CBOT Holdings” for additional risks.

Additionally, we may need to incur significant indebtedness in order to finance future acquisitions. Such indebtedness may:

•

require us to dedicate a significant portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies, to pay dividends and for general corporate purposes;

•	increase our vulnerability to general adverse economic conditions, including increases in interest rates if the borrowings bear interest at variable rates; and

•	limit our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry.

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

In connection with the trading of single stock futures and futures on narrow-based stock indexes, the CFMA contemplates that clearing houses will establish linkages enabling a position in any such product executed on an exchange for which it clears these products to be offset by an economically linked or fungible position on the opposite side of the market that is executed on another exchange utilizing a different clearing house. If, in the future, a similar requirement is imposed with respect to futures contracts generally, the resulting unbundling of trade execution and clearing services would have a material adverse effect on our revenues and profits.

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

Our business is subject to risks related to our real estate holdings.

Revenue from our real estate operations represented about 1% of our operating revenue for the year ended December 31, 2007. Lower occupancy rates, market rental rates and non-renewal of leases by tenants could have a material adverse effect on revenue from building operations. Any decrease in leased space could also affect future building service revenue if there is no corresponding demand for the vacated office space. Furthermore, most of our tenants are engaged in businesses that are directly or indirectly related to the brokerage/trading industry or related areas of financial services and adverse business conditions affecting those businesses could have a material adverse effect on our occupancy rates and building services revenues.

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

On July 12, 2007, CME Holdings completed its merger with CBOT Holdings and CBOT Holdings was merged with and into CME Holdings. The success of the merger will depend, in part, on our ability to achieve the anticipated cost synergies and other strategic benefits from combining the businesses of CME Holdings and CBOT Holdings. We expect CME Group to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale, market integration and more automation. We expect annual expense savings of more than $100 million in 2008. However, to realize these anticipated benefits, we must successfully combine the businesses of CME Holdings and CBOT Holdings. If we are not able to achieve these objectives, the anticipated cost synergies and other strategic benefits of the merger may not be realized fully or at all or may take longer to realize than expected. We may fail to realize some or all of the anticipated benefits of the transaction in the amounts and times projected for a number of reasons, including that the integration may take longer than anticipated or be more costly than anticipated.

The failure to integrate successfully the businesses and operations of CME Holdings and CBOT Holdings in the expected time frame may adversely affect CME Group’s future results.

Prior to the completion of the merger, CME Holdings and CBOT Holdings historically operated as independent companies. The management of CME Group may face significant challenges in consolidating the functions of CME Holdings and CBOT Holdings and their subsidiaries, integrating their technologies, organizations, procedures, policies and operations, as well as addressing differences in the business cultures of the two companies and retaining key personnel. Our remaining integration efforts include the consolidation of the two trading floors, the consolidation of market data services and the consolidation of certain regulatory functions. The integration process is complex and time consuming, and requires substantial resources and effort. The integration process and other disruptions resulting from the merger may also disrupt our ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with members of CME and CBOT and other market participants, employees, regulators and others with whom we have business or other dealings. In addition, difficulties in integrating the businesses or regulatory functions of CME Holdings and CBOT Holdings could harm the reputation of CME Group.

We have incurred costs in connection with the merger and will continue to incur costs in connection with the merger.

CME Holdings and CBOT Holdings have incurred significant costs associated with transaction fees, professional services and other costs related to the merger and CME Group will continue to incur additional costs, including restructuring costs, in connection with the integration of the business. Specifically, through December 31, 2007, CME Holdings and CBOT Holdings have incurred approximately $114.3 million for costs related to their merger. Although CME Group expects that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, merger-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.

We may incur significant indebtedness in order to finance the guarantee of the Chicago Board Options Exchange exercise right privileges, which may limit our operating flexibility, and we may not realize the value of the exercise right privileges we purchased.

On September 26, 2007, we purchased 159 CBOE exercise right privileges (ERPs) from CBOT members. At December 31, 2007, these acquired ERPs totaled $36.6 million and were recorded in other non-current assets in our consolidated balance sheets. Additionally, eligible holders of ERPs are entitled to a maximum guaranteed payment from us of $250,000 upon resolution of the lawsuit between CBOT and CBOE. In connection with this guarantee, we have recorded a liability of $14.0 million related to the fair value of the guarantee obligation which is included in other non-current liabilities in our consolidated balance sheets. The value of the outstanding guarantee and the value of the ERPs we acquired will continue to be adjusted on a quarterly basis until the lawsuit is resolved. To the extent the lawsuit results in no recovery, our obligation under the guarantee would be $293.0 million which would require us to dedicate a significant portion of our cash on hand or incur additional indebtedness. Additionally, in such event, we would be required to write off the ERPs owned by us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located at 20 South Wacker Drive, Chicago, Illinois 60606. Effective as of August 24, 2007, we entered into a new lease at 20 South Wacker Drive providing for approximately 360,000 square feet of office, lobby and support space which includes the lower trading floor space. The upper trading floor will no longer be leased by us and will be vacated following the migration of the CME trading facilities to 141 West Jackson Boulevard in Chicago. We will retain an option to lease the upper trading floor as office space. The initial term of the lease expires in 2022 with two consecutive options to extend the term for seven and ten years, respectively. The lease also includes various expansion and contraction options.

As a result of our merger with CBOT Holdings, we now own three buildings located at 141 West Jackson Boulevard in Chicago, which consist of a total of approximately 1,500,000 square feet. We occupy approximately 489,000 square feet of office, trading floor and support space at this location. We plan on vacating approximately 100,000 square feet of the office portion of this space over the next two years as a result of our combination with CBOT Holdings. We lease the remaining space to third parties.

We also lease additional office space at 550 West Washington in Chicago for approximately 220,000 square feet of office space on a phased-in basis through 2011 pursuant to a lease that expires in 2023.

In addition to back up facilities located at 10 and 30 South Wacker Drive in Chicago, we maintain remote facilities with redundant system components located on leased property. In 2007, we purchased a building for an additional remote data center.

We also lease administrative office space in Washington, D.C., Tokyo, Japan, Hong Kong, China, Mumbai, India and Sydney, Australia and both administrative and communication equipment space in London, England. We sublease a portion of the London office space to FXMS.

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

Eurex

On October 14, 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc., filed suit against CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. On December 12, 2003, CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. On September 2, 2004, the judge granted CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. On March 25, 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. On June 6, 2005, CME and CBOT filed a motion to dismiss the complaint. On August 25, 2005, the judge denied the joint CME/CBOT motion to dismiss. The parties are currently engaged in discovery. On April 9, 2007, CME and CBOT filed two joint motions for summary judgment. Based on our investigation to date and advice from legal counsel, we believe this suit is without merit and we intend to vigorously defend against these charges.

CBOE Class Action

On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the CBOE. The lawsuit seeks to enforce and protect the CBOE exercise rights. The lawsuit alleges that these exercise rights allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. On January 4, 2007, the plaintiffs filed a Second Amended Complaint, in which they added a count seeking a declaration that, contrary to the position taken by the CBOE before the SEC, the merger between CBOT Holdings and CME Holdings did not result in the termination of the exercise rights. The lawsuit seeks declaratory and injunctive relief as well as recovery of attorneys’ fees. On January 11, 2007, the plaintiffs filed a motion for partial summary judgment. On January 16, 2007, the defendants filed a motion to dismiss the Second Amended Complaint. On January 15, 2008, the SEC approved CBOE’s rule interpretation that no person qualifies to become or remain a CBOE exerciser member following our merger with CBOT Holdings. All parties to the litigation and the judge have agreed that the stay previously granted in August 2007, which was implemented pending the SEC’s decision, is no longer in effect and CBOT has filed a motion seeking to amend our complaint to reflect current circumstances.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Class A Common Stock

Our Class A common stock is listed on the NYSE and the NASDAQ Global Select Market Inc. under the ticker symbol “CME.” As of February 20, 2008, there were 1,830 holders of record of our Class A common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on a quarterly basis, as reported on the NYSE.

2007	High	Low	2006	High	Low
First Quarter	$596.26	$510.00	First Quarter	$457.50	$354.51
Second Quarter	565.00	497.00	Second Quarter	503.94	417.90
Third Quarter	609.92	506.50	Third Quarter	508.78	425.79
Fourth Quarter	714.48	593.58	Fourth Quarter	557.97	464.70

Class B Common Stock

Our Class B common stock is not listed on a national securities exchange or traded in an organized over-the-counter market. Each class of our Class B common stock is associated with a membership in a specific division of our CME exchange. CME’s rules provide exchange members with trading rights and the ability to use or lease these trading rights. Each share of our Class B common stock can be transferred only in connection with the transfer of the associated trading rights. The memberships by class are CME (Chicago Mercantile Exchange), IMM (International Monetary Market), IOM (Index and Option Market) and GEM (Growth and Emerging Markets).

Class B shares and the associated trading rights are bought and sold through our Shareholder Relations and Membership Services Department. In addition, trading rights may be leased through the department. Trading rights sales are reported on our Web site at www.cmegroup.com. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be determined by the value of our Class A common stock. As of February 20, 2008, there were 1,890 holders of record of our Class B common stock.

Dividends

The following table sets forth the dividends we paid on our Class A and Class B common stock in the last two years:

Record Date	Dividend per Share	Record Date	Dividend per Share
March 9, 2007	$ 0.86	March 10, 2006	$ 0.63
June 8, 2007	0.86	June 9, 2006	0.63
September 10, 2007	0.86	September 8, 2006	0.63
December 10, 2007	0.86	December 8, 2006	0.63

We intend to pay regular quarterly dividends to our shareholders. The decision to pay a dividend, however, remains within the discretion of our Board of Directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our Board of Directors deems relevant. Our existing credit facility as well as future credit facilities, other future debt obligations and statutory provisions may limit our ability to pay dividends. On January 30, 2008, the Board of Directors declared a regular quarterly dividend of $1.15 per share, representing a 34% increase over the prior quarter, to be paid on March 25, 2008, to shareholders of record on March 10, 2008.

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return provided shareholders on our Class A common stock relative to the cumulative total returns of the S&P 500 index, and our new and former peer groups described below as of the end of the year. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in each of the peer groups, and the index on December 31, 2002 and its relative performance is tracked through December 31, 2007. We compiled the new peer group to more closely reflect our competitors in our industry. We believe the new peer group provides a more meaningful basis for comparison of our stock performance.

New Peer Group

•	IntercontinentalExchange, Inc.

•	Nasdaq Stock Market, Inc.

•	NYMEX Holdings, Inc.

•	NYSE Euronext

Former Peer Group

•	IntercontinentalExchange, Inc.

•	Nasdaq Stock Market, Inc.

•	NYSE Euronext

•	International Securities Exchange Holdings, Inc.

*$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

The stock price performance included in this graph is not necessarily indicative of future stock price performance

	2002	2003	2004	2005	2006	2007
CME Group Inc.	$100.00	$167.49	$533.52	$863.41	$1,204.24	$1,630.19
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
New Peer Group	100.00	94.50	102.00	291.85	454.05	536.16
Old Peer Group	100.00	94.50	102.00	291.85	451.59	555.43

Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	$—	—	—
November 1 to November 30	—	$—	—	—
December 1 to December 31	28	$699.05	—	—
Total	28	$699.05	—	—

All of the share amounts set forth in the above table represent shares of the Company’s Class A common stock that were surrendered to the Company in order to fulfill tax withholding obligations of an employee upon the vesting of restricted stock on December 15, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

Effective July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with Chicago Mercantile Exchange Holdings Inc. (CME Holdings) to become CME Group Inc. (CME Group). The following table includes the consolidated results of CME Holdings and its subsidiaries for 2003, 2004, 2005, 2006 and January 1, 2007 through July 12, 2007. The financial results of CME Holdings and CBOT Holdings are combined in the consolidated financial results of CME Group for 2007 beginning on July 13, 2007. The following selected income statement and balance sheet data should be read in conjunction with the audited financial statements, related notes and other financial information included elsewhere herein.

	Year Ended or At December 31
(in millions, except per share data)	2007	2006	2005	2004	2003
Income Statement Data:
Total revenues	$1,756.1	$1,089.9	$889.8	$721.6	$531.0
Operating income	1,050.5	621.1	477.9	355.8	201.7
Non-operating income and expense	45.3	50.6	30.5	11.8	4.4
Income before income tax	1,095.8	671.7	508.4	367.7	206.1
Net income	658.5	407.3	306.9	219.6	122.1
Earnings per weighted average common share:
Basic	$15.05	$11.74	$8.94	$6.55	$3.74
Diluted	14.93	11.60	8.81	6.38	3.60
Cash dividends per share	3.44	2.52	1.84	1.04	0.63

Balance Sheet Data:
Total assets	$20,306.2	$4,306.5	$3,969.4	$2,857.5	$4,872.6
Shareholders’ equity	12,305.6	1,519.1	1,118.7	812.6	563.0

The following table presents key statistical information on the volume of contracts traded, expressed in round turn trades, and notional value of contracts traded. The 2007 volume data includes average daily volumes for CBOT products for the period July 13, 2007 through December 31, 2007. All amounts exclude our TRAKRS, Swapstream and auction-traded products.

	Year Ended or At December 31
(in thousands, except notional value)	2007	2006	2005	2004	2003
Average Daily Volume:
Product Lines:
Interest rates	7,093	3,078	2,380	1,705	1,234
Equities	2,744	1,734	1,389	1,161	1,055
Foreign exchange	569	453	334	202	135
Commodities and alternative investments	728	78	55	43	37

Total Average Daily Volume	11,134	5,343	4,158	3,111	2,461

Method of Trade:
Open outcry	2,276	1,483	1,214	1,281	1,382
Electronic	8,661	3,808	2,895	1,786	1,041
Privately negotiated	197	52	49	44	38

Total Average Daily Volume	11,134	5,343	4,158	3,111	2,461

Other Data:
Total Notional Value (in trillions)	$1,134	$824	$638	$463	$334
Total Trading Volume	2,249,632	1,341,111	1,047,909	787,186	620,289
Open Interest at Year End (contracts)	53,981	35,107	30,083	22,478	16,301

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

Overview: Includes a discussion of our business structure; current economic and industry-wide trends relevant to our business; our current strategy to address opportunities, challenges and risks; and our primary sources of operating and non-operating revenues and expenditures.

Critical Accounting Policies: Provides an explanation of accounting policies, estimates and assumptions material to our financial results.

Recent Accounting Pronouncements: Includes an evaluation of recent accounting pronouncements and the potential impact of their future adoption on our financial results.

Results of Operations for 2007 Compared with 2006.

Results of Operations for 2006 Compared with 2005.

Liquidity and Capital Resources: Includes a discussion of our future cash requirements, capital resources and expenditures, and financing arrangements.

Effective July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with Chicago Mercantile Exchange Holdings Inc. (CME Holdings) to become CME Group Inc. (CME Group). The following discussion and analysis includes only the consolidated results of CME Holdings and its subsidiaries for 2005, 2006 and for January 1, 2007 through July 12, 2007. The financial results of CME Holdings and CBOT Holdings are included in the consolidated financial results of CME Group beginning on July 13, 2007.

References in this discussion and analysis to “we” and “our” are to CME Group and its consolidated subsidiaries, collectively. References to our “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT) and their subsidiaries, collectively.

OVERVIEW

Business Structure

CME Group, a Delaware stock corporation, is the holding company for CME, CBOT and their subsidiaries. The holding company structure is designed to provide strategic and operational flexibility. CME Group’s Class A common stock is listed on the New York Stock Exchange and The Nasdaq Global Select Market under the ticker symbol “CME.”

CME and CBOT are designated contract markets for the trading of futures and options on futures contracts. Futures contracts and options on futures contracts provide investors with vehicles for protecting against, and potentially profiting from, price changes in financial instruments and physical commodities. Futures contracts are legally binding standardized agreements to buy or sell a financial instrument or commodity, specifying quantity and quality at a set price on a future date. Certain futures contracts, such as commodities and foreign exchange products, may result in physical delivery of the product traded. Other futures contracts, including those for equity index and interest rate products, are cash settled and do not involve physical delivery. To provide additional flexibility to the investment community, we also offer trading in options on futures contracts. These contracts offer the customer the right, but not the obligation, to buy or sell an underlying futures contract at a particular price by a particular time.

We are a global exchange with customer access available all over the world. Our customers consist of professional traders, financial institutions, individual and institutional investors, major corporations, manufacturers, producers and governments. Customers include both members of the exchange and non-members.

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

Our major product lines are traded through our electronic trading platforms and our open outcry trading floors. These execution facilities offer our customers immediate trade execution and price transparency. As of January 2008, all products, with the exception of CBOT metals products, are traded on the CME Globex platform. CBOT metals products continue to be traded on the e-CBOT platform. We plan to consolidate our trading floors in the second quarter of 2008.

In addition, trades can be executed through privately negotiated transactions that are cleared and settled through our clearing house. We also offer trading in medium- and long-term interest rate swaps denominated in euros, Swiss francs, pounds sterling and U.S. dollars, which are traded on the Swapstream platform.

Our clearing house clears, settles and guarantees every futures and options contract traded through our exchange. Ownership and control of our own clearing house enables us to capture the revenue associated with both the trading and clearing of our products. Ownership also enables us to more quickly and efficiently bring new products to market through coordination of our clearing functions with our product development, technology, market regulation and risk management activities.

Our clearing house performance guarantee is an important function of our business. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing house as the counterparty to every transaction allows our customers to establish a position with one party and then to offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for performance bond efficiencies.

To ensure performance of counterparties, we establish and monitor financial requirements for our clearing firms and mark-to-market their positions at least twice a day. We also set minimum performance bond requirements for our traded products. In the unlikely event of a payment default by a clearing firm, we would first apply assets of that clearing firm to cover its payment obligation. These assets include security deposits, performance bonds and any other available assets, such as the proceeds from the sale of pledged Class A and Class B common stock and associated trading rights of the clearing firm at our exchange that are owned by or assigned to the clearing firm. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the exchange by the parent company of a clearing firm. Thereafter, if the payment default remains unsatisfied, we would use, in order, CME’s surplus funds, security deposits of other clearing firms and funds collected through an assessment against all other solvent clearing firms to satisfy the deficit.

Industry Trends

Derivatives exchanges that provide markets for futures and options have become a global growth industry, with a compound annual growth rate of 36% from 2002 through June 2007, based on notional value. By comparison, the over-the-counter derivatives market has grown at a compound annual growth rate of 35% during the same period. There are a number of trends that we believe will continue to drive growth and innovation in our industry. They include:

•	A greater need for risk management and hedging tools in an increasingly uncertain geopolitical and economic climate;

•	Growing investor sophistication regarding derivatives and risk transfer markets;

•

A shift in asset management strategies away from passive buy-and-hold equity investment strategies toward more active strategies including those involving alternative investments and asset classes; and

•

Growth in hedge funds and managed funds as alternative investment vehicles designed to generate more trading-based returns than other investment strategies. These types of alternative investment vehicles often utilize exchange-traded derivatives contracts.

Changing market dynamics also have led to increasing competition in all aspects of our business from both domestic and international sources. We face competition from other futures, securities and securities option exchanges; over-the-counter markets and clearing organizations; consortia formed by our members and large market participants; alternative trade execution facilities; and technology firms, including market data distributors and electronic trading system developers.

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

Strategy

Our current strategy specifically focuses on leveraging our benchmark products, scalable infrastructure and clearing and trade matching technologies to benefit customers. This strategy will enable us to continue to evolve into a more broadly diversified financial exchange that offers trading and clearing solutions across additional products and asset classes. Our strategy includes coordinated efforts to:

•	Grow organically by broadening our product range by extending our current product lines and introducing innovative new products in both the exchange and over-the counter markets;

•	Provide third-party transaction processing, clearing and other trading related services;

•	Leverage our technology by expanding customer access to our markets and services, enhancing and offering additional trade execution choices, and improving our market data products;

•	Explore new business opportunities such as joint ventures, alliances and selective business combinations; and

•	Expand and diversify our customer base worldwide.

Primary Sources of Operating Revenue

Clearing and transaction fees. A majority of our revenue is derived from clearing and transaction fees, which include electronic trading fees, surcharges for privately-negotiated transactions and other volume-related charges for contracts executed through our trading venues. Because clearing and transaction fees are assessed on a per-contract basis, revenues and profitability fluctuate with volume changes. In addition to the trends noted earlier, our revenues and trading volume tend to increase during periods of economic and geopolitical uncertainty. This is because our customers seek to manage their exposure to, or speculate on, the market volatility resulting from uncertainty. In addition, our volume can be seasonal, and historically, we have experienced higher sequential volume during the first and second quarters followed by decreases in the third and fourth quarters of the calendar year. However, these patterns may be altered by the impact of economic and political events, the launch of new products, mergers and acquisitions as well as other factors.

While volume has the most significant impact on our clearing and transaction fees revenue, there are four other factors that also influence this source of revenue:

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

As a result of their rate structure, Total Return Asset Contracts (TRAKRS), Swapstream products and auction-traded products are excluded from disclosures of trading volume and average rate per contract in this discussion and analysis. Clearing and transaction fees on these products are immaterial relative to our other products. TRAKRS are exchange-traded non-traditional futures contracts that trade electronically on the CME Globex electronic platform. Swapstream offers interest rate swap products through its inter-dealer electronic trading platform. Auction-traded products, which included CME economic derivatives, were previously traded on the CME Auction Markets platform through July 2007.

Product mix. We offer trading of futures and options on futures contracts on a wide-ranging set of products based on interest rates, equities, foreign exchange, commodities and alternative investments. Rates are varied by product in order to optimize revenue on existing products and support introduction of new products to encourage trading volume.

Trading venue. Our exchange is an international marketplace that brings together buyers and sellers mainly through our electronic trading platforms as well as through open outcry trading on our trading floors and privately negotiated transactions. Any customer guaranteed by a clearing firm is able to obtain direct access to our electronic platforms. Open outcry trading is conducted exclusively by our members, who may execute trades on behalf of customers or for themselves.

Typically, customers executing trades through our electronic platforms are charged fees for using the platform in addition to the fees assessed on all transactions executed on our exchange. Customers entering into privately negotiated transactions also incur additional charges beyond the fees assessed on all transactions.

Member/non-member mix. Generally, member customers are charged lower fees than our non-member customers. Holding all other factors constant, revenue decreases if the percentage of trades executed by members increases, and increases if the percentage of non-member trades increases.

Quotation data fees. We receive quotation data fees from the dissemination of our market data to subscribers. Our market data services are provided primarily through third-party distributors.

Subscribers can obtain access to real-time, delayed and end-of-day quotation, trade and summary market data for our products. Users of our basic service receive real-time quotes and pay a flat monthly fee for each screen, or device, displaying our market data. Alternatively, customers can subscribe to market data provided on a limited group of products. The fee for this service is also a flat rate per month.

Pricing for our market data services is based on the value of the service provided, our cost structure for the service and the price of comparable services offered by our competitors. Increases or decreases in our quotation data fees revenue is influenced by changes in our price structure for existing market data offerings, introduction of new market data services and changes in the number of devices in use. General economic factors that affect the financial services industry, which constitutes our primary customer base, also influence revenue from our market data fees.

Processing services. To further diversify the range of services we offer, we have entered into clearing and transaction processing agreements with other exchanges. This revenue will fluctuate as the trading volume of these exchanges fluctuates.

This revenue includes fees for listing energy and metal futures products on the CME Globex platform for the New York Mercantile Exchange (NYMEX). Although trading under a prior agreement with NYMEX ended in November 2005, trading under a new 10-year agreement began in June 2006. Additionally, in 2007, we began providing clearing and risk management services for trades executed at FXMarketSpace Limited (FXMS), our joint venture with Reuters Group PLC (Reuters), which offers centrally-cleared over-the-counter trading of foreign exchange spot contracts. We also collect fees for processing trades for certain CME clearing firms that execute trades at OneChicago, LLC (OneChicago), our joint venture in single stock futures and futures on narrow-based stock indexes.

Our agreement with CBOT to provide clearing and related services for CBOT products was terminated upon consummation of the merger. Processing services revenue includes fees from this agreement in 2005, 2006 and for the period January 1 through July 12, 2007.

Other sources. Other sources of revenue include access and communication fees and revenue from various services related to our operations.

Access and communication fees are the connectivity charges to customers of the CME Globex and e-CBOT platforms, to our market data vendors and to direct market data customers as well as charges to members and clearing firms that utilize our various telecommunications networks and communications services. Access fee revenue varies depending on the type of connection provided to customers. Revenue from communication fees is largely dependent on open outcry trading, as a significant portion relates to telecommunications on our trading floors.

Other revenues include rent charged to third party tenants as well as ancillary charges for utilities, parking and miscellaneous services provided to tenants. As part of our merger with CBOT Holdings, we acquired three buildings with over 1.5 million square feet of commercial space in Chicago’s central business district. The retail and office space is rented primarily to third party tenants, including company shareholders and exchange customers. All tenants pay market rates for rent. The majority of tenant leases have terms of three to five years, with larger tenants having leases for up to nineteen years. These revenues are generally affected by market rental rates, lease renewals and business conditions in the financial services industry in which most of our tenants operate.

Other revenues also includes fees for administering our Interest Earning Facility (IEF) program, trade order routing, and various services to members and clearing firms. We offer clearing firms the opportunity to invest cash performance bonds in our various IEF offerings. These clearing firms receive interest income, and we receive a fee based on total funds on deposit. In addition, other revenues includes trading gains and losses generated by GFX Corporation (GFX), our wholly-owned subsidiary that trades primarily in foreign exchange futures contracts to enhance liquidity in our electronic markets for these products.

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

The bonus component of our compensation and benefits expense is based on our financial performance. Under the performance criteria of our annual incentive plan, the bonus funded under the plan would be the “target” level if we achieve the cash earnings target established by the Compensation Committee of our Board of Directors. Cash earnings are defined as net income excluding tax-effected amortization of purchased intangibles, depreciation and amortization expense, and tax-effected stock-based compensation expense less capital expenditures. Under the plan, if our actual cash earnings equal 80% of the established target for a given year, the bonus will be reduced by approximately 50% of the target bonus amount. There will be no bonus if our cash earnings are less than 80% of the cash earnings target, other than for non-exempt employees who may receive a bonus under our discretionary bonus program. If our actual cash earnings equal 120% of the target or higher, the bonus would be increased by approximately 50% from the targeted bonus amount, which is the maximum amount established by the Compensation Committee. If our performance is between the threshold performance level of 80% of the cash earnings target and the maximum performance level of 120% of the cash earnings target, the bonus will be calculated based on the level of performance achieved. The Compensation Committee may adjust the cash earnings calculation and the target level of performance for material, unplanned revenue, expense or capital expenditures to meet intermediate to long-term growth opportunities. Beginning in 2007, the cash earnings calculation for bonus purposes excludes investment income and interest expense as well as expense resulting from the guarantee of the Chicago Board Options Exchange, Inc. (CBOE) exercise right privileges. Targeted cash levels have been adjusted accordingly for these changes in the cash earnings calculation.

Stock-based compensation is a non-cash expense related to stock options and restricted stock grants. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires the use of the fair value method of accounting for share-based payments, which we previously adopted in 2002 under SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) also requires that we estimate expected forfeitures of stock grants instead of the previous practice of accounting for forfeitures as they occurred. Stock-based compensation varies depending on the quantity and fair value of options granted. Fair value is derived using the Black-Scholes model with assumptions about our dividend yield, the expected volatility of our stock price based on an analysis of implied and historical volatility, the risk-free interest rate and the expected life of the options granted.

Depreciation and amortization. Depreciation and amortization expense results from the depreciation of long-lived assets purchased, as well as the amortization of purchased and internally developed software. This expense has increased consistently from year to year due to significant technology investments in equipment and software. Depreciable useful lives have remained relatively consistent since January 1, 2004. As a result of our merger with CBOT Holdings, we acquired three commercial buildings. We utilize space in these buildings as offices and a trading floor. Depreciation and amortization on the building and building improvements as well as other furniture, fixtures and equipment acquired in the merger has been recorded since the merger closed on July 12, 2007.

Other expenses. We incur additional ongoing expenses for communications, technology support services and various other activities necessary to support our operations.

•

Communications expense consists primarily of costs for network connections to our electronic trading platforms and some market data customers; telecommunications costs of our exchange; and fees paid for access to external market data. This expense is affected primarily by the growth of electronic trading, our capacity requirements and by changes in the number of telecommunications hubs and connections which allow customers outside the United States access to our electronic trading platforms directly.

•

Technology support services consist of costs related to maintenance of the hardware and software required to support our technology. Our technology support services costs are driven by system capacity, functionality and redundancy requirements.

•

Professional fees and outside services expense includes costs of consulting services provided for major strategic and technology initiatives as well as legal and accounting fees. This expense fluctuates primarily as a result of changes in services required to complete initiatives.

•

Amortization of purchased intangibles includes amortization of intangibles obtained in our merger with CBOT Holdings as well as other asset and business acquisitions. These intangible assets consist mainly of customer relationships, the Dow Jones & Company, Inc. (Dow Jones) licensing agreement, and lease-related intangible assets.

•

Occupancy and building operations expense consists of costs related to leased and owned property including rent, maintenance, real estate taxes, utilities and other related costs. Our office space is located primarily in Chicago with smaller offices located in Washington, D.C., London, Hong Kong, Sydney and Tokyo. Additionally, we have trading facilities in Chicago as well as data centers in various U.S. locations. Occupancy costs are relatively stable, although our CME trading floor rent fluctuates to a limited extent based on open outcry trading volume.

•

Licensing and other fee arrangements expense consists primarily of license fees paid as a result of trading volume in equity index products. This expense fluctuates with changes in equity index product trading volume and fee structure changes in the licensing agreements. Subsequent to the merger with CBOT Holdings, this expense includes licensing fees for trading volume in Dow Jones products. During 2005 and 2006, under a prior agreement with Singapore Exchange Limited (SGX), revenue sharing expense fluctuated based on our percentage of electronically traded CME Eurodollar contracts up to a maximum expense of $0.3 million per month. We recently renewed this agreement, and effective February 2007, the revenue sharing provisions of the agreement terminated and the expense was eliminated.

•

Other expense includes marketing-related as well as general administrative costs. Marketing, advertising and public relations expense consists primarily of media, print and other advertising expenses, expenses incurred as part of various brand campaigns as well as the promotion of new and existing products and services.

Non-Operating Income and Expense

Non-operating income and expense includes investment income, securities lending interest income and expense, interest expense, expense related to the guarantee of exercise right privileges and equity in losses of unconsolidated subsidiaries.

•

Investment income represents income generated by the short-term investment of our excess cash balances and clearing firms’ cash performance bonds and security deposits; interest income and net realized gains and losses from our marketable securities and long-term equity method investments as well as gains and losses on trading securities in our non-qualified deferred compensation plans. The investment results of our non-qualified deferred compensation plans do not affect our net income as there is an equal and offsetting impact in our compensation and benefits expense. Investment income is influenced by the availability of funds generated by operations, market interest rates and changes in the levels of cash performance bonds deposited by clearing firms.

•

Securities lending transactions utilize a portion of the securities that clearing firms deposit to satisfy their proprietary performance bond requirements. Substantial interest expense is also incurred as part of this securities lending activity. Net interest income from securities lending is impacted by changes in short-term interest rates and the level of demand for the securities available for loan.

•

Interest expense is due primarily to a commercial paper program with various financial institutions initiated in September 2007 in conjunction with a tender offer to repurchase Class A common stock. Under the program, we may sell unsecured short-term promissory notes.

•

Expense related to our guarantee of exercise right privileges (ERPs) is a result of our merger with CBOT Holdings. Under the terms of the merger agreement, eligible holders of CBOE ERPs could elect to sell us their ERP for $250,000 per privilege. Eligible holders that did not elect to sell their ERPs are entitled to a maximum guaranteed payment of $250,000 from us upon resolution of the lawsuit between CBOT and CBOE. This expense represents the estimated fair value of our guarantee as of the end of the period, which is based in part on the expected outcome of the litigation. Periodic expense is impacted by changes in the fair value of the ERP.

•	Equity in losses of unconsolidated subsidiaries includes losses from our investments in FXMS and OneChicago.

CRITICAL ACCOUNTING POLICIES

The notes to our consolidated financial statements include disclosure of our significant accounting policies. In establishing these policies within the framework of accounting principles generally accepted in the United States, management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to goodwill and intangible assets, revenue recognition, income taxes, internal use software costs and stock-based compensation.

Goodwill and intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review goodwill and intangible assets with indefinite lives for impairment on an annual basis and whenever events or circumstances indicate the carrying value may not be recoverable. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the fair value of each reporting unit is compared to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount, no impairment exists and we are not required to perform further testing. If the carrying amount exceeds its fair value, the second step must be performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded in an amount equal to that excess. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. Indefinite-lived intangible assets are assessed for impairment by comparing their fair values to their carrying values. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the difference.

Intangible assets subject to amortization are also evaluated for impairment, when indicated by a change in circumstances, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment testing requires management to estimate the fair value of the assets and record an impairment loss for the excess of the carrying value over the fair value. The estimate of the fair value of all intangible assets is generally determined on the basis of discounted future cash flows. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. Such assumptions are subject to change as a result of changing economic and competitive conditions.

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

Income taxes. Calculation of the income tax provision includes an estimate of the income taxes that will be paid for the current year as well as an estimate of income tax liabilities or benefits deferred into future years, as determined in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Interpretation (FIN) No. 48, “Accounting for Uncertain Tax Positions.” As required, our deferred tax assets are reviewed to determine if all assets will be realized in future periods. To the extent it is determined that some deferred tax assets may not be fully realized, the assets must be reduced by a valuation allowance. The calculation of our tax provision involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other applicable tax jurisdictions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. If payment of these amounts varies from our estimate, our income tax provision would be reduced or increased at the time that determination is made. This determination may not be known for several years. Past tax audits have not resulted in tax adjustments that would result in a material change to the income tax provision in the year the audit was completed. The effective tax rate, defined as the income tax provision as a percentage of income before income taxes, will vary from year to year based on changes to tax rates and regulations. In addition, the effective tax rate will vary with changes to income that are not subject to income tax, such as municipal interest income, and changes in expenses or losses that are not deductible, such as the utilization of foreign net operating losses.

Internal use software costs. Certain costs for employees and consultants that are incurred in connection with work on development or implementation of software for our internal use are capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs capitalized are for application development or implementation, as required by SOP 98-1, for software projects that will result in significant new functionality and that are generally expected to cost in excess of $0.5 million. The amount capitalized is determined based on the time spent by the individuals completing the eligible software-related activity and the compensation and benefits or consulting fees incurred for these activities. Projects are monitored during the development cycle to assure that they continue to meet the capitalization criteria of SOP 98-1 and that the project will be completed and placed in service as intended. Any previously capitalized costs are expensed at the time a decision is made to abandon a software project. Completed internal use software projects, as well as work-in-progress projects, are included as part of property in the consolidated balance sheets. Once completed, the accumulated costs for a particular software project are amortized over the anticipated life of the software, generally three years. Costs capitalized for internal use software will vary from year to year based on our technology-related business requirements.

Stock-based compensation. We expense stock options using the fair value method under the provisions of SFAS No. 123(R), “Share-Based Payment.” We have elected the accelerated method for recognizing the expense related to stock grants. Due to this election and the vesting provisions of our stock grants, a greater percentage of the total expense is recognized in the first and second years of the vesting period than would be recorded if we used the straight-line method. Upon adoption of SFAS No. 123(R) on January 1, 2006, we began to include an estimate of expected forfeitures of stock grants in our expense recognition calculations instead of the previous practice of accounting for forfeitures as they occurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. The provisions of this statement are effective for fiscal years beginning after November 15, 2007. Adoption of this standard will not have a material impact on our consolidated financial statements, but will require additional disclosures beginning in the first quarter of 2008.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” in February 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of this statement are effective for fiscal years beginning after November 15, 2007. The impact of the adoption will be dependent on the extent to which we elect to measure eligible items at fair value. We did not elect to measure any items at fair value upon our initial adoption of the standard.

SFAS No. 141(R), “Business Combinations,” was issued in December 2007 to replace SFAS No. 141, “Business Combinations.” SFAS No. 141(R) requires that an acquirer recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This new statement also changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies, restructuring liabilities and acquisition costs. The provisions of this statement are applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact of this standard’s future adoption on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. The provisions require consolidated net income to be reported at the total amount attributable to both the parent and non-controlling interest, with disclosure of the amount attributable to the parent and non-controlling interest on the face of the statement of income. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which the statement is initially applied. We are currently assessing the impact of this standard’s future adoption on our financial statements.

RESULTS OF OPERATIONS FOR 2007 COMPARED WITH 2006

2007 Financial Highlights

The comparability of our operating results for 2007 compared with 2006 is significantly impacted by our merger with CBOT Holdings. In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense resulting from the merger wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

•	Total operating revenues grew by 61% in 2007 with the most significant increase in clearing and transaction fees revenue and quotation data fees.

•

Total operating expenses increased by 50% due primarily to higher compensation and benefits costs, amortization of purchased intangibles and additional technology expenses incurred to maintain the e-CBOT electronic trading platform.

Legal proceedings resulting from our merger with CBOT Holdings, including settlement costs paid in relation to a claim filed by the Louisiana Municipal Police Employees’ Retirement System (LAMPERS), and other merger-related costs also contributed to increased expenses in 2007.

During the third quarter of 2007, we began the process of restructuring our staffing, technology and facilities as a result of the merger. At that time, we began incurring restructuring charges and will continue to incur additional expense in 2008.

•

Operating margin, which we define as operating income expressed as a percentage of total revenues, increased to 60% in 2007 compared with 57% in 2006 as the growth in operating revenues outpaced increases in operating expenses.

•

The increase in non-operating expense was due primarily to the guarantee we provided to eligible holders of the CBOE’s ERPs. The increase in non-operating expense was partially offset by an increase in investment income due primarily to an increase in average operating funds available for investment.

•

Cash earnings increased by $241.0 million to $643.8 million for 2007 compared with 2006 due primarily to an increase in net income. We have included a reconciliation of cash earnings, a non-GAAP measure, in Liquidity and Capital Resources.

Operating Revenues

(dollars in millions)	2007	2006	Change
Clearing and transaction fees	$1,427.3	$866.1	65%
Quotation data fees	145.1	80.8	79
Processing services	106.4	90.2	18
Access and communication fees	35.8	28.7	25
Other	41.5	24.1	72

Total Revenues	$1,756.1	$1,089.9	61

Clearing and Transaction Fees. Revenue increased primarily due to growth in trading volume partially offset by a decrease in average rate per contract.

Volume

The addition of the CBOT product line contributed significantly to an increase in overall trading volume during 2007. We also believe that a significant increase in volatility, generated in part from uncertainty surrounding the sub-prime debt market during 2007, added to an increase in volume across all product lines.

The following table summarizes average daily trading volume. For comparative purposes, CME and CBOT products have been presented separately and average daily volume for CBOT products has been calculated for the period from July 13, 2007 through December 31, 2007. All amounts exclude TRAKRS, Swapstream and auction-traded products.

(in thousands)	2007	2006	Change
Product Line Average Daily Volume:
Interest rate:
CME	3,701	3,078	20%
CBOT	3,392	—	n.m.

Equity:
CME	2,549	1,734	47%
CBOT	195	—	n.m.

Foreign exchange:
CME	569	453	26%

Commodity and alternative investment:
CME	81	78	5%
CBOT	647	—	n.m.

Average Daily Volume of Total Products:
CME	6,900	5,343	29%
CBOT	4,234	—	n.m.

Electronic Volume:
CME	5,288	3,808	39%
CBOT	3,373	—	n.m.

Electronic Volume as a Percentage of Total Average Daily Volume	78%	71%

n.m.	not meaningful

Interest Rate Products

The increase in interest rate trading volume is due primarily to the addition of CBOT interest rate products subsequent to the merger. CBOT interest rate products volume is attributable primarily to 10-year and 5-year U.S. Treasury note futures and options, which had average daily volume of 1.7 million and 0.8 million contracts, respectively, from July 13, 2007 through the end of the year. Average daily volume for 10-year and 5-year U.S. Treasury note futures and options was 1.3 million and 0.5 million contracts, respectively, for the last six months of 2006. CBOT product volume for 2006 is provided for comparative purposes only and does not relate to revenues recognized by CME Group. Overall trading volume growth in interest rate products also resulted from uncertainty surrounding inflation and market interest rates as well as concerns about the sub-prime debt market, which generated additional market volatility. CME Eurodollar futures traded electronically increased to an average of 2.2 million contracts per day in 2007, an increase of 30% when compared with 2006. Additionally, volume for CME Eurodollar options traded via open outcry increased 14% to an average of 1.1 million contracts per day in 2007.

Equity Products

Trading volume for equity products increased for the year due primarily to a sharp rise in volatility in the equity markets resulting from sub-prime debt market and inflationary concerns, especially during the second half of 2007. Average volatility, as measured by the CBOE Volatility Index, increased by 77% in the last six months of 2007 compared with the same period in 2006.

Average daily volume of our E-mini equity products increased by 50% to 2.4 million contracts in 2007 compared with 2006. This included an increase in average daily volume for E-mini S&P 500 futures and options contracts of 60% to 1.7 million contracts in 2007.

As announced in June 2007, our license to list Russell-based contracts will terminate in September 2008 when the last contracts currently traded expire. Average daily volume for the Russell-based contracts was 252,000 for 2007. On June 19, 2007, we launched new E-mini S&P small cap futures and options contracts, based on the S&P 600 Index, to offer a comparable alternative to the Russell-based contracts.

In August 2007, we renewed our licensing agreement with Dow Jones. The agreement enables us to continue to exclusively offer futures and options on futures products based on the Dow Jones Industrial Average (DJIA) and other Dow Jones indexes. The new agreement is effective January 1, 2008 through December 31, 2014 and also includes a provision for a five-year renewal term and successive annual renewal terms thereafter.

Foreign Exchange Products

The increase in trading of foreign exchange products was fueled in part by the decline of the U.S. dollar relative to other major currencies. We believe that market reactions to events in the fixed income market also contributed to volume growth during the year. In 2007, 92% of our foreign exchange volume traded electronically compared with 88% during 2006.

Commodities and Alternative Investments

Trading volume growth during 2007 resulted primarily from the additional volume generated from CBOT commodities subsequent to the merger. CBOT commodities consist primarily of corn and soybean futures and options.

Average Rate Per Contract

The increase in average daily volume in 2007 was partially offset by a decrease in the average rate, or revenue, per contract. All amounts in the following table exclude TRAKRS, Swapstream and auction-traded products.

	2007	2006	Change
Total Volume (in millions)	2,249.6	1,341.1	68%
Clearing and Transaction Fees (in millions)	$1,426.2	$864.4	65
Average Rate per Contract	$0.634	$0.645	(2)

The average rate per contract decreased in 2007 due primarily to growth in member trading when compared with 2006. Member trading volume increased faster than non-member trading in 2007. We believe that higher volumes by automated trading systems, which typically receive member rates, contributed to this increase in member trading. In addition, the average rate per contract of the E-mini S&P 500 futures and options contracts decreased due to incremental volume reaching the CME Globex surcharge cap, resulting in a decrease in the overall average rate per contract.

The decrease in average rate per contract was partially offset by the addition of CBOT products to our existing product lines. The average rate per contract for CBOT products was $0.657 for the period July 13 through December 31, 2007. The increase in average rate per contract is attributable primarily to an increase in commodities volume, which has a higher average rate per contract, during the fourth quarter of 2007. Additionally, the percentage of total volume by product line shifted during the year from CME interest rate products to E-mini equity products, which have a higher rate per contract. As a percentage of total volume, E-mini equity volume increased by 5% in 2007 when compared with 2006 while interest rate product volume decreased by 4%.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of their customers. We currently have approximately 120 clearing firms. The increase in the number of clearing firms compared with the prior year is due to the addition of CBOT-only clearing firms as a result of our merger. One firm represented approximately 11% of our clearing and transaction fee revenue for 2007. Should a clearing firm discontinue operations, we believe the customer portion of that firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe this concentration exposes us to significant risk from the loss of revenue earned from the particular firm.

Quotation Data Fees. Quotation data fees revenue increased mostly due to additional revenue of approximately $44.1 million contributed by market data services provided to existing CBOT customers subsequent to the merger.

In addition, a fee increase in CME market data fees on January 1, 2007 also contributed to growth in revenue. Users of CME’s basic service paid $50 per month in 2007 for each market data screen, or device, compared with $40 per month in 2006. The higher rate combined with increases in other quotation data services contributed to additional revenue of $19.2 million in 2007 compared with 2006.

Effective January 1, 2008, all users of our basic services will pay $55 per month for each market data screen, or device.

The two largest resellers of our market data generated approximately 67% of our quotation data fees revenue in 2007. However, we consider exposure to significant risk of revenue loss to be minimal despite this concentration. In the event one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller.

Processing Services. The increase in revenues is attributable primarily to an increase in NYMEX volume. Revenues generated from trade matching services provided to NYMEX, which began at the end of the second quarter of 2006, increased by $42.1 million in 2007 when compared with 2006. The total volume of NYMEX products available on the CME Globex platform increased to 191.5 million contracts in 2007 from 35.6 million contracts in 2006.

This increase was partially offset by a decrease in revenue resulting from the elimination of fees generated by the clearing agreement with CBOT, which terminated as a result of our merger with CBOT Holdings. The decrease in processing services revenue resulting from this termination was $27.6 million in 2007 when compared with 2006.

Access and Communication Fees. The telecommunications services provided to CBOT customers as well as connectivity charges for the e-CBOT trading platform contributed incremental revenue of approximately $4.8 million in 2007. In addition, revenue growth in 2007 was also attributable to customers upgrading to higher bandwidth connections and expansion of our server co-location program. The co-location program allows customers to connect their trading applications directly to the CME Globex electronic platform by housing certain customer systems in a CME-specified data facility.

Other Revenues. Rental income and associated revenues from building operations acquired as a result of the merger with CBOT Holdings totaled $11.2 million in 2007. Other incremental revenues from CBOT totaled $2.3 million. Additionally, the increase in other revenues is also attributable to a $2.6 million increase in GFX trading gains in 2007 when compared with 2006.

Operating Expenses

(dollars in millions)	2007	2006	Change
Compensation and benefits	$263.3	$203.0	30%
Communications	43.5	31.6	38
Technology support services	50.5	31.2	62
Professional fees and outside services	53.1	33.2	60
Amortization of purchased intangibles	33.9	1.3	n.m.
Depreciation and amortization	105.7	72.8	45
Occupancy and building operations	48.2	29.6	63
Licensing and other fee agreements	35.6	25.7	39
Restructuring	8.9	—	n.m.
Other	62.9	40.5	55

Total Expenses	$705.6	$468.9	50

n.m.	not meaningful

Compensation and Benefits. The increase in compensation and benefits expense during 2007 compared with 2006 consisted primarily of the following:

(in millions)	Increases
Average headcount	$37.2
Bonus	11.9
Stock-based compensation	6.5
Change in average salaries, benefits and employer taxes	3.8

•

Average headcount increased by 23%, or about 320 employees, in 2007. This increase resulted primarily from the addition of approximately 690 employees as a result of our merger with CBOT Holdings and was offset by a workforce reduction of about 180 employees during the third and fourth quarters of 2007. As of December 31, 2007 and 2006, we had approximately 1,970 and 1,430 employees, respectively.

•

Bonus expense accrued under the provisions of our annual incentive plan increased in 2007 mostly as a result of a larger target pool due to growth in headcount; improved performance of our company when compared with the cash earnings target, and increased salary levels.

•

Stock-based compensation increased primarily due to the full impact in 2007 of the expense related to the options granted in June 2006 and additional expense related to the June 2007 grant. In addition, we recognized additional expense for the unvested stock options previously granted to CBOT Holdings’ employees.

Subsequent to our merger, we approved and initiated a plan to close duplicate facilities and reduce our workforce in order to improve operating efficiencies. In addition to the positions we have eliminated through December 2007, we expect to eliminate approximately 200 positions by June 2008. We expect these reductions to contribute to a decrease in compensation and benefits expense relative to the current period.

Communications. This expense increased primarily as a result of our merger with CBOT Holdings. Costs incurred to support
e-CBOT operations and customer connectivity resulted in incremental expense in 2007. Continued growth in existing customer and data center connections and bandwidth upgrades also contributed to the increase in expense in 2007.

Technology Support Services. There was an increase of approximately $15.1 million due primarily to the integration and support of the e-CBOT electronic trading platform in 2007. Additional investments in technology, including an upgrade to our network and mainframe system in 2006, led to increased ongoing maintenance costs as part of a planned system expansion to increase capacity for peak volumes of transactions processed electronically.

Professional Fees and Outside Services. Technology-related and other professional fees, net of amounts capitalized for internally developed software, increased by $11.2 million in 2007 compared with 2006. The increase was due primarily to consulting services used to supplement our merger integration efforts as well as non-capitalizable software development costs and expenses incurred to support our strategic initiatives.

Additionally, legal fees increased $6.3 million in 2007 due to litigation costs related to the LAMPERS and CBOE proceedings resulting from our merger with CBOT Holdings, as well as the ongoing antitrust suit filed by Eurex U.S.

In total, this expense category includes $8.9 million in merger-related costs in 2007.

Amortization of Purchased Intangibles. The increase in expense during 2007 is attributable to intangible assets obtained in our merger with CBOT Holdings. Intangible assets subject to amortization consist primarily of clearing firm relationships, market data customer relationships, the Dow Jones licensing agreement and lease-related intangibles. Amortization of purchased intangibles in 2006 relates to intangible assets obtained as a result of our business acquisition of Swapstream and our acquisition of assets from Liquidity Direct Technology, LLC.

Depreciation and Amortization. The increase in expense is related primarily to additional assets obtained in our recent merger with CBOT Holdings. Depreciation and amortization expense attributable to the addition of these assets was estimated as $18.6 million in 2007. This amount includes the impact of purchase accounting valuation adjustments. In addition, we have shortened the useful lives of various technology-related and trading floor assets due to our plans to consolidate some electronic trading systems and trading floor operations. This resulted in incremental expense of $7.9 million in 2007. We expect this acceleration of depreciation to result in $8.0 million of expense in 2008. In addition, depreciation and amortization of 2007 and 2006 property additions exceeded the depreciation and amortization of assets that have become fully depreciated or retired since January 1, 2006, contributing to the increase in depreciation and amortization expense for 2007.

Property additions, excluding merger-related additions, for 2007 and 2006 are summarized below. Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and the build-out of our data centers. While total property additions increased in 2007, technology-related spending decreased as a percentage of total additions due to an increase in spending for the development of our newly-leased Chicago office space.

(dollars in millions)	2007	2006	Change
Total property additions, including landlord-funded leasehold improvements	$163.7	$88.2	86%
Technology-related assets as a percentage of total additions	77%	90%

Occupancy and Building Operations. The addition of three commercial real estate properties as a result of our recent merger resulted in incremental expense of $8.4 million in 2007 relating primarily to utilities, maintenance and real estate tax expense. In addition, we entered into two leases for additional office space in Chicago and London during the third quarter of 2006. These new leases contributed to an increase of $10.2 million in rent, utilities and real estate tax expense in 2007.

In August 2007, we renegotiated the leases for office space and trading floor facilities at our headquarters. Under the terms of our new lease, which extends our occupancy through 2022, we will be reducing our rented space after November 2008.

Licensing and Other Fee Agreements. Higher trading volume for licensed products, particularly E-mini S&P products, resulted in $8.8 million of additional expense in 2007. Also contributing to an increase in this expense were licensing and market maker fees of approximately $4.1 million resulting from our recent merger with CBOT Holdings. These increases were partially offset by a $2.7 million reduction in costs incurred under a fee sharing arrangement with SGX, which ceased in February 2007 under the terms of our renewed agreement.

We renewed our exclusive product licensing agreement with Dow Jones in September 2007. The new agreement is effective from January 2008 through December 2014 and includes an upfront payment as well as minimum annual payments. The upfront payment, which was negotiated in exchange for a reduced rate per contract, will be recognized in equal amounts each month over the term of the agreement.

Restructuring. This expense consists primarily of severance to transitional CBOT employees, severance to CME employees, retention bonuses and associated payroll taxes as well as outplacement costs and post-employment healthcare subsidies. Approximately $3.5 million of additional restructuring expense will be incurred in 2008.

Other Expense. The increase in expense for 2007 is attributable primarily to $8.0 million of marketing, advertising and public relations costs incurred as part of our global brand campaign and efforts to redesign and expand our customer education programs. Included in the $8.0 million increase for 2007 was $3.9 million of merger-related re-branding and print advertising costs. Also contributing to the increase in other expense for the year was $6.3 million of settlement costs related to the LAMPERS class action lawsuit. Finally, a higher level of operating expenses associated with the combined company resulted in an increase in this expense for the year.

Non-Operating Income and Expense

(dollars in millions)	2007	2006	Change
Investment income	$73.1	$55.8	31%
Securities lending interest income	121.5	94.0	29
Securities lending interest expense	(114.5)	(92.1)	24
Interest expense	(3.6)	(0.2)	n.m.
Guarantee of exercise right privileges	(17.2)	—	n.m.
Equity in losses of unconsolidated subsidiaries	(14.0)	(6.9)	n.m.

Total Non-Operating	$45.3	$50.6	(10)

n.m.	not meaningful

Investment Income. The increase in investment income in 2007 when compared with 2006 is attributable primarily to the investment of additional cash generated from operations during the year as well as rising short-term interest rates. In late 2007, cash was utilized for a share repurchase and interest rates began to decline resulting in a decline in the investment income growth rate we had experienced earlier in the year. Funds from maturing investments have been reinvested in liquid, short-term investments due to the uncertainty surrounding long-term interest rates and to provide flexibility in pursuing strategic opportunities.

Annualized average rates of return and average investment balances indicated in the table below include short-term investments classified as cash and cash equivalents, marketable securities and a portion of clearing firms’ cash performance bonds and security deposits, but exclude the impact of our non-qualified deferred compensation plan and insurance contracts. We exclude the impact of our non-qualified deferred compensation plan from this analysis because earnings from the plan are offset by an equal amount of expense in compensation and benefits expense.

(dollars in millions)	2007	2006	Change
Annualized average rate of return	4.46%	4.16%	0.30%
Average investment balance	$1,563.9	$1,294.1	$269.8

Increase in income due to balance			$11.3
Increase in income due to rate			4.7

Securities Lending. During 2007, we expanded lending relationships to include additional banks, which led to an increase in the number of eligible securities available for lending. Beginning in late August 2007, we temporarily suspended our securities lending program due to high volatility in the credit markets and extreme market demand for U.S. Treasury securities, resulting in a decline of the revenue and expense growth rate we had experienced earlier in the year. We resumed the program in mid-September once market volatility subsided. Despite the temporary suspension of the program in 2007, the expansion of lending relationships resulted in an increase in the average daily balance of funds invested when compared with 2006. The spread between the average rate earned and the average rate paid increased during 2007 due to the combined effect of changes in the federal discount rate, which correlates closely with the interest expense, and an increase in market demand for the securities we had available to lend through this program.

(dollars in billions)	2007	2006	Change
Average daily balance of funds invested	$2.3	$1.9	$0.4

Annualized average rate earned	5.27%	5.01%	0.26%
Annualized average rate paid	4.96	4.91	0.05

Net earned from securities lending	0.31	0.10	0.21

Interest Expense. In September 2007, we initiated a commercial paper program with various institutions under which we may issue and sell unsecured short-term promissory notes. During 2007, we issued $1.2 billion in par value of commercial paper notes. At December 31, 2007, $164.4 million of debt remained outstanding. The weighted average balance of notes outstanding for the full year was $64.2 million. Interest rates on notes issued ranged from 4.50% to 5.38%.

Guarantee of Exercise Right Privileges. Under the terms of the merger with CBOT Holdings, eligible holders of CBOE ERPs had until August 24, 2007 to elect to sell us their ERPs for $250,000 per privilege. Upon resolution of the lawsuit between CBOT and CBOE, qualified holders that did not elect to sell are entitled to a maximum guaranteed payment of $250,000 per privilege. If the value received by the ERP holder upon resolution of the lawsuit is less than $250,000, we will pay the difference.

We recorded expense equal to the estimated fair value of the guarantee on 1,331 ERPs outstanding at the close of the merger. In August 2007, 159 ERPs were tendered for sale to us. We have reflected changes in the estimated fair value of the guarantee on the ERPs that remain outstanding and adjusted our expense accordingly. We will continue to recognize changes in the fair value of the outstanding guarantee as income or expense on a quarterly basis until the lawsuit is resolved.

Subsequent to the tendering of these rights, the maximum potential aggregate payment to the remaining holders under the guarantee is $293.0 million.

Equity in Losses of Unconsolidated Subsidiaries. The increase resulted primarily from incremental losses of $7.1 million from our investment in FXMS for 2007. FXMS, our joint venture with Reuters, was established in the second half of 2006 and began operations in February 2007.

Income Tax Provision

The effective tax rate increased to 39.9% in 2007 from 39.4% in 2006. The increase was due primarily to the inability to recognize the benefit of the net operating losses generated by our Swapstream operations, which we acquired in August 2006. The valuation allowance recorded against Swapstream’s accumulated net operating losses will not be derecognized until there is a pattern of operating income from these operations. The increase in the effective tax rate was partially offset by an increase in tax-advantaged securities.

RESULTS OF OPERATIONS FOR 2006 COMPARED WITH 2005

2006 Financial Highlights

•	Total operating revenues grew by 22% in 2006 primarily as a result of increased clearing and transaction fees revenue, and to a lesser extent, processing services and quotation data fees.

•

Total operating expenses increased by 14% in 2006 when compared with 2005. The increase was due primarily to higher compensation and benefits costs as well as increased technology spending resulting from capacity expansion and processing speed enhancements. Higher rates on licensed S&P and NASDAQ products and increased professional and outside services fees also contributed to the increase in expenses.

•

Operating margin, which we define as operating income expressed as a percentage of total revenues, increased to 57% in 2006 from 54% in 2005 as the growth of operating revenues outpaced increases in operating expenses.

•

The increase in non-operating income was due primarily to an increase in investment income, which resulted from a rise in average operating funds available for investment and increases in market interest rates.

•

Cash earnings increased by approximately $111.0 million to $402.8 million for 2006 compared with 2005. We have included a reconciliation of cash earnings, a non-GAAP measure, in Liquidity and Capital Resources.

Operating Revenues

(dollars in millions)	2006	2005	Change
Clearing and transaction fees	$866.1	$696.2	24%
Quotation data fees	80.8	71.8	13
Processing services	90.2	68.7	31
Access and communication fees	28.7	27.8	3
Other	24.1	25.3	(4)

Total Revenues	$1,089.9	$889.8	22

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

The following table summarizes average daily trading volume. All amounts exclude TRAKRS, Swapstream and auction-traded products.

(in thousands)	2006	2005	Change
Product Line Average Daily Volume:
Interest rate	3,078	2,380	29%
Equity	1,734	1,389	25
Foreign exchange	453	334	35
Commodity and alternative investment	78	55	41

Average Daily Volume of Total Products	5,343	4,158	28

Electronic Volume	3,808	2,895	31
Electronic Volume as a Percentage of Total Average Daily Volume	71%	70%

Interest Rate Products

Interest rate product volume increased in 2006 due primarily to uncertain market expectations surrounding interest rates, including those created by changes in Federal Reserve monetary policy, expansion in the use of our electronic trading platform as a result of technological enhancement and increased use of automated trading systems. The volume of interest rate products traded electronically increased by 34% to 1.8 million contracts per day in 2006. Trends favoring the trading of derivative products also contributed to the increase in volume.

The average daily volume of CME Eurodollar options, which are traded predominantly through open outcry, increased by 44% to 1.1 million contracts in 2006. In conjunction with the increase in Eurodollar options volume, the average daily volume of CME Eurodollar options traded electronically also increased to 77,000 contracts in 2006 from 28,000 contracts in 2005. In April 2006, we launched a new incentive program to increase electronic trading of CME Eurodollar options. The program, which was initially effective through December 2006, was extended through June 2007. The program provided a reduced fee schedule for customers meeting percentage thresholds for electronic trading of CME Eurodollar options.

Equity Products

The increase in equity product volume for the year was due primarily to technological enhancements, increased usage of equity option products, occasional significant daily fluctuations in stock market volatility, as measured by the CBOE Volatility Index, and efforts to attract new customers.

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

Average Rate Per Contract

The impact of the 28% increase in average daily trading volume during 2006 was partially offset by a decrease in the average rate, or revenue, per contract. All amounts in the following table exclude TRAKRS, Swapstream and auction-traded products.

	2006	2005	Change
Total Volume (in millions)	1,341.1	1,047.9	28%
Clearing and Transaction Fees (in millions)	$864.4	$695.7	24
Average Rate per Contract	$0.645	$0.664	(3)

In 2006, the average rate per contract decreased when compared with 2005 due primarily to the following factors:

•	Incentives and discounts increased as a result of volume growth, reducing the average rate per contract by $0.021;

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

Processing Services. Revenue increased primarily as a result of increased trading volume at CBOT and higher volume executed on the CME Globex platform under our agreement with NYMEX. CBOT’s average daily trading volume was 3.2 million contracts for 2006, an increase of 20% over the 2.7 million contracts traded in 2005. This increased volume at CBOT generated incremental revenue of $11.6 million in 2006. Revenue from services provided to NYMEX increased by $9.8 million in 2006 when compared with 2005. Our prior agreement with NYMEX ended in November 2005. Trading under our new 10-year agreement began in June 2006. The new agreement added metals futures products and expanded the number of energy futures products, including the addition of physically delivered WTI futures products, which we now list for NYMEX on the CME Globex platform. As a result, the average daily volume of NYMEX electronic trading increased significantly on our platform during 2006.

Access Fees. Growth in revenue resulted from the expiration, in July 2006, of an incentive program to encourage our customers to switch to a higher bandwidth connection.

Operating Expenses

(dollars in millions)	2006	2005	Change
Compensation and benefits	$203.0	$179.6	13%
Communications	31.6	31.1	2
Technology support services	31.2	26.9	16
Professional fees and outside services	33.2	26.1	27
Amortization of purchased intangibles	1.3	0.7	73
Depreciation and amortization	72.8	64.9	12
Occupancy and building operations	29.6	28.5	4
Licensing and other fee agreements	25.7	18.0	43
Other	40.5	36.0	13

Total Expenses	$468.9	$411.8	14

Compensation and Benefits. The increase in compensation and benefits expense during 2006 relative to 2005 consisted primarily of the following:

(in millions)	Increases
Average headcount	$9.8
Change in average salaries, benefits and employer taxes	7.4
Bonus	4.3
Stock-based compensation	3.8
Capitalization for software development and reimbursable costs	(3.6)

•

Average headcount increased by 7%, or approximately 90 employees, in 2006 compared with 2005 primarily as a result of increased hiring to support technology initiatives. Our acquisition of Swapstream, which was completed in August 2006, also contributed to the increase in average headcount for the year. At December 31, 2006 and 2005, we had approximately 1,430 and 1,320 employees, respectively.

•	Bonus expense accrued under the provisions of our annual incentive plan increased due primarily to growth in our employee headcount and salary increases for existing employees.

•

Stock-based compensation increased primarily as a result of additional expense from options granted in June 2006 and the full impact in 2006 of the expense related to the June 2005 grant. In addition, the fair value per share of options granted in June 2006 increased when compared with the fair value of options granted in June 2005.

•

Increases were partially offset by increased capitalization of compensation and benefits expense relating to software development. The increase in capitalized software costs resulted primarily from development needed to provide trading and other services to FXMS.

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

In addition, other professional fees increased $3.4 million in 2006 due primarily to the use of consulting services to support several clearing and trading systems projects as well as enhancements to the CME Globex platform’s functionality, including the ability to execute complex options trading strategies. During the fourth quarter, merger-related integration planning also contributed to an increase in professional fees.

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

(dollars in millions)	2006	2005	Change
Total property additions, including landlord-funded leasehold improvements	$88.2	$87.6	—%
Technology-related assets as a percentage of total additions	90%	91%

Occupancy and Building Operations. We entered into two new leases for additional space in Chicago and London during 2006. The Chicago lease, which began in August 2006, provides us with an opportunity to reorganize and maximize the utilization of our facilities in the downtown area. The London lease, which began in November 2006, allowed us to consolidate our existing London office with Swapstream’s facilities. The new leases resulted in additional rent expense of $1.1 million in 2006.

Licensing and Other Fee Agreements. A large portion of the increase in this expense was attributable to an increase in licensing rates for S&P E-mini products and, to a lesser extent, NASDAQ E-mini products. Rate increases went into effect in June 2005 for NASDAQ products and September 2005 for S&P products in return for extending our exclusive rights to offer these products. Renegotiated licensing rates resulted in $6.5 million of incremental expense compared with 2005. Also, higher average daily trading volume for licensed products resulted in additional expense of $2.4 million in 2006. Higher volumes were attributable primarily to E-mini products based on the S&P 500 and NASDAQ-100.

These increases in expense were partially offset by a $0.9 million decrease in fees paid to market maker program participants. The reduction in market maker fees was due primarily to the expiration of the Russell 1000 program in December 2005.

Other Expense. In 2006, this expense increased primarily as a result of the preparation for and launch of a new global brand advertising campaign. The promotion of new products and production of CME’s quarterly magazine, which launched in the third quarter of 2005, also contributed to an increase in expense.

Non-Operating Income and Expense

(dollars in millions)	2006	2005	Change
Investment income	$55.8	$31.4	77%
Securities lending interest income	94.0	58.7	60
Securities lending interest expense	(92.1)	(56.8)	62
Interest expense	(0.2)	(0.3)	(30)
Equity in losses of unconsolidated subsidiaries	(6.9)	(2.6)	162

Total Non-Operating	$50.6	$30.4	66

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

(dollars in millions)	2006	2005	Change
Annualized average rate of return	4.16%	2.99%	1.17%
Average investment balance	$1,294.1	$951.6	$342.5

Increase in income due to balance			$15.1
Increase in income due to rate			10.3

Increases due to rate and balance changes were partially offset by a decrease of $1.9 million resulting from the discontinuance of our investment in the first IEFs as of December 2005.

Securities Lending Interest Income and Expense. The average daily balance of funds available for lending increased during 2006 relative to 2005. This was primarily the result of a policy change effective October 1, 2005 that increased the amount of securities available for lending to 70% from 50% of total eligible securities.

(dollars in billions)	2006	2005	Change
Average daily balance of funds invested	$1.9	$1.8	$0.1

Annualized average rate earned	5.01%	3.34%	1.67%
Annualized average rate paid	4.91	3.23	1.68

Net earned from securities lending	0.10	0.11	(0.01)

Equity in Losses of Unconsolidated Subsidiaries. This includes $6.1 million of losses from our investment in FXMS, which was formed in July 2006, as well as our proportionate share of losses from OneChicago.

Income Tax Provision

In 2006, the effective tax rate decreased from 39.6% to 39.4% when compared with 2005. The decrease is due primarily to increased investments in tax-advantaged securities, the impact of which was partially offset by the non-deductibility of net operating losses generated by our Swapstream operations subsequent to our acquisition of this business in August 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Historically, we have met our operational funding requirements with cash generated by operations. If operations do not provide sufficient funds to meet short-term and long-term capital expenditure requirements, cash and cash equivalents or marketable securities can be reduced to provide the needed funds, assets can be acquired through capital leases, or we can borrow using public or private debt facilities. In addition, we believe we can fund any pending or potential future acquisitions with internally available cash, debt financing or the issuance of equity securities.

On February 26, 2008, we completed our transaction with Brazilian Mercantile & Futures Exchange S.A. (BM&F). We issued 1.2 million shares of Class A common stock (approximately a 2% equity interest in the company) in exchange for 101.1 million shares of BM&F (an equity interest of approximately 10%). Neither CME Group nor BM&F may sell its equity interest in the other until February 2012 under the provisions of the agreement. Our investment in BM&F is recorded at a cost of $631.4 million based on our stock price of $531.00 at close on February 25, 2008.

Cash will also be required for operating leases and non-cancelable purchase obligations as well as commitments reflected as liabilities in our consolidated balance sheet at December 31, 2007. These commitments are as follows (in thousands):

Year	Operating Leases	Purchase Obligations	Other Liabilities	Total (a)
2008	$17,731	$66,640	$21,651	$106,022
2009-2010	32,970	17,996	—	50,966
2011-2012	33,719	12,356	—	46,075
Thereafter	147,922	8,000	—	155,922

Total	$232,342	$104,992	$21,651	$358,985

(a)	Gross unrecognized tax liabilities of $9.7 million determined under FIN No. 48 are not included in the commitments table due to uncertainty about the date of their settlement.

Future capital expenditures for technology are anticipated as we continue to support our growth through investment in increased system capacity and performance and through technological initiatives on our electronic trading platforms. Each year capital expenditures are incurred for improvements to and expansion of our trading floor facilities, offices, remote data centers, telecommunications capabilities and other operating equipment. We expect 2008 capital expenditures to total between $225.0 million and $235.0 million, excluding leasehold improvements for our new office space that will be funded with landlord allowances. Anticipated capital expenditures for 2008 include approximately $77.0 million of data center build-out costs related primarily to our new data center.

We intend to continue to pay a regular quarterly dividend to our shareholders. The decision to pay a dividend, however, remains within the discretion of our Board of Directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our Board of Directors deems relevant. In 2007, our annual dividend target remained at approximately 30% of the prior year’s cash earnings. For 2008, our annual dividend target will remain at approximately 30% of 2007 cash earnings calculated as if the merger with CBOT Holdings had occurred on January 1, 2007. On January 30, 2008, the Board of Directors declared a regular quarterly dividend of $1.15 per share payable on March 25, 2008 to shareholders of record on March 10, 2008. Assuming no changes in the number of shares outstanding other than the issuance of 1.2 million shares to BM&F, the March 2008 dividend payment will total approximately $62.6 million.

Sources and Uses of Cash

Net cash provided by operating activities was $814.4 million in 2007 compared with $471.7 million in 2006. Net cash provided by operating activities increased due primarily to the increase in net income during 2007. In 2007, net cash provided by operating activities was $155.8 million higher than net income. Adjustments to net income consisted primarily of $105.7 million in depreciation and amortization, $33.9 million of amortization of purchased intangibles, and a $31.2 million increase in other current liabilities, partially offset by a $50.6 million increase in deferred income taxes and a $49.9 million increase in accounts receivable. The increase in depreciation and amortization expense is due primarily to additional assets obtained in our recent merger with CBOT Holdings. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash used in investing activities was $78.6 million in 2007 compared with $85.9 million in 2006. The decrease in cash used compared with 2006 was due primarily to $116.0 million of cash acquired in our merger with CBOT Holdings and a $30.7 million increase in proceeds from maturities of marketable securities, net of purchases. These increases in cash were partially offset by a $75.8 million increase in property and equipment purchases, $39.8 million used to purchase exercise right privileges, and an increase of $37.2 million in merger-related transaction costs.

Cash used in financing activities was $859.9 million in 2007 compared with $27.2 million for 2006. The increase in cash used was due primarily to $949.3 million paid to repurchase common stock and a $64.0 million increase in cash dividends to shareholders. This increase in cash used was partially offset by proceeds of debt issuances, net of maturities and debt issuance costs, of $162.9 million.

Debt Instruments

We maintain a 364-day revolving loan facility, with various financial institutions, which provides for loans of up to $750.0 million. This revolving loan facility serves as a back-up facility for our commercial paper program. Proceeds from the program were used to partially fund our recent tender offer stock repurchase and related fees. On September 5, 2007, we purchased 1.7 million shares of our Class A common stock at a purchase price of $560 per share for a total cost of approximately $950.6 million, including related fees and expenses. Under the terms of the facility, proceeds can also be used to finance the BM&F investment transaction and to pay general corporate purposes of up to $300.0 million.

Our clearing house maintains an $800.0 million 364-day line of credit with a consortium of banks to be used in certain situations. The line of credit, which was renewed on October 12, 2007, continues to be collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the Interest Earning Facilities and any performance bond deposits of a clearing firm that has defaulted on its obligation. The line of credit can only be drawn on to the extent it is collateralized. Security deposit collateral was $1.4 billion at December 31, 2007.

To satisfy our performance bond obligations with SGX, we pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At December 31, 2007, the letters of credit totaled $113.0 million. In addition, we had pledged securities with a fair value of $100.1 million at December 31, 2007.

CME also guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures positions. The letter of credit will be utilized in the event GFX defaults in meeting performance bond requirements to its clearing firm.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance sheet arrangements as defined by the regulations of the Securities and Exchange Commission.

Liquidity and Cash Management

Cash and cash equivalents totaled $845.3 million at December 31, 2007 compared with $969.5 million at December 31, 2006. The balance retained in cash and cash equivalents was a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, alternative investment choices and any dividends that we pay.

Current net deferred tax assets of $18.4 million and $7.2 million are included in other current assets at December 31, 2007 and December 31, 2006, respectively. Current net deferred tax assets result primarily from stock-based compensation and restructuring liabilities. At December 31, 2006, non-current net deferred tax assets were $30.9 million consisting primarily of depreciation and amortization, software development costs, stock-based compensation and deferred compensation.

At December 31, 2007, non-current net deferred tax liabilities were $3.8 billion. Net deferred tax liabilities are primarily the result of purchase accounting for intangible assets in our merger with CBOT Holdings. Non-current net deferred tax liabilities also include an $11.2 million deferred tax asset for acquired and accumulated net operating losses related to Swapstream. Since Swapstream has not yet developed a pattern of operating income, our assessment at December 31, 2007 is that we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the deferred tax benefit arising from these net operating losses has been fully reserved.

Each clearing firm is required to deposit and maintain a specified performance bond balance, which is determined by parameters established by the risk management department of the clearing house and may fluctuate over time. Performance bond requirements can be satisfied with a variety of approved investments and cash. Cash performance bonds and security deposits are included in our consolidated balance sheets. With the exception of the portion of securities deposited that are utilized in our securities lending program, clearing firm deposits, other than those retained in the form of cash, are not included in our consolidated balance sheets. Securities lending transactions utilize a portion of the securities that clearing firms have deposited to satisfy their proprietary performance bond requirements. Securities lending activity fluctuates based on the amount of securities that clearing firms have deposited and the demand for securities lending activity in the particular securities available to us. As a result of these factors, the balances in cash performance bonds and security deposits, as well as the balances in our securities lending program, may fluctuate significantly over time.

Cash performance bonds and security deposits and collateral from securities lending consisted of the following at December 31:

(in millions)	2007	2006
Cash performance bonds	$799.1	$506.0
Cash security deposits	18.6	15.1
Cross-margin arrangements	—	0.1
Performance collateral for delivery	15.3	—

Total Cash Performance Bonds and Security Deposits	833.0	521.2
Collateral from securities lending activities and payable under securities lending agreements	2,862.0	2,130.2

Total	$3,695.0	$2,651.4

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

(in millions)	2007	2006
Performance bonds	$57,165.5	$47,270.6
Security deposits	1,440.0	1,250.5
Cross-margin arrangements	486.2	273.7
Performance collateral for delivery	49.9	—

Total	$59,141.6	$48,794.8

Cash Earnings

Cash earnings, a non-GAAP measure, is the primary metric used by us to measure our financial performance. It is the basis for calculating dividends to shareholders. It is calculated as net income plus depreciation and amortization expense (excluding amortization of landlord-funded amounts), plus tax-effected stock-based compensation, plus tax-effected amortization of purchased intangibles, less capital expenditures excluding landlord-funded amounts. For 2008, our annual dividend target will be based on 2007 cash earnings calculated as if the merger with CBOT Holdings had occurred on January 1, 2007. The cash earnings amount is calculated as follows:

(in millions)	2007	2006
Net income	$658.5	$407.3
Depreciation and amortization	104.4	72.8
Stock-based compensation, net of tax	13.7	10.0
Amortization of purchased intangibles, net of tax	20.4	—
Capital expenditures	(153.2)	(87.3)

Cash Earnings	$643.8	$402.8
CBOT Holdings cash earnings (a)	192.5	—

Pro forma Cash Earnings	$836.3	$402.8

(a)	CBOT Holdings cash earnings reflect CBOT Holdings’ consolidated net income for the period January 1 through July 12, 2007, plus depreciation and amortization expense, plus tax-effected stock-based compensation, less capital expenditures. All adjustments to net income were calculated for the period January 1 through July 12, 2007.

The cash earnings calculation, with some modifications, is also used as the basis for determining annual incentive payments to employees.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risks, including those caused by changes in interest rates and foreign currency exchange rates.

Interest Rate Risk. Our investment policy is to preserve principal and liquidity while maximizing return through the investment of available funds. Investments typically include money market mutual funds, municipal securities, and U.S. Treasury and government agency securities with fixed or variable rate terms. Under our investment policy, we monitor interest rate risk by completing regular reviews of our marketable securities portfolio and its sensitivity to changes in the general level of interest rates, commonly referred to as a portfolio’s duration. We control the duration of the portfolio primarily through the purchase of individual marketable securities having duration consistent with our overall investment policy. In addition, we will generally hold marketable securities to maturity, which will act as a further mitigating factor to interest rate risk. Under our investment policy, the aggregate portfolio duration cannot exceed 24 months.

A change in market interest rates would affect interest income as well as the fair value of investments. All of our investments are carried at fair value. For purposes of this analysis, marketable securities exclude the investments of our non-qualified deferred compensation plan. Interest income from short-term cash investments, marketable securities, and cash performance bonds and security deposits was $69.8 million and $53.8 million in 2007 and 2006, respectively. Our marketable securities portfolio experienced a net unrealized gain of $3.1 million in 2007 and a net unrealized gain of $2.1 million in 2006. There were no material realized gains or losses from sales of marketable securities in either period.

Expected maturities and interest coupon rates for marketable securities, all of which were fixed-rate securities, were as follows at December 31, 2007 (dollars in thousands):

Year	Principal Cash Flows	Weighted Average Interest Rate
2008	$180,410	3.08%
Fair Value	180,242

The 2008 expected maturities include $26.7 million in principal amount of zero coupon marketable securities. Excluding zero coupon securities, the 2008 weighted average interest rate would be 3.61%.

We maintain a 364-day revolving loan facility of up to $750.0 million with various financial institutions. This loan facility serves as a back-up facility for our commercial paper program. As of December 31, 2007, we have not utilized this facility. During 2007, commercial paper notes with an aggregate par value of $1.2 billion and maturities ranging from one to 97 days were issued. We believe the short-term nature of these borrowings and the availability of funds from operations mitigates our interest rate risk exposure.

Foreign Exchange Risk. GFX engages primarily in the purchase and sale of our foreign exchange futures contracts on the CME Globex platform to provide additional liquidity in these products. GFX subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market to limit its market risk. Any potential impact on the GFX earnings from a change in foreign exchange rates would not be significant. Net intraday position limits, which are established for each trader, totaled $12.0 million in aggregate notional value as of December 31, 2007.

At December 31, 2007, GFX held futures positions with a notional value of $131.7 million, offset by a similar amount of spot foreign exchange positions. The notional value of futures positions at December 31, 2006 totaled $111.8 million. All positions are marked to market on a daily basis using our foreign exchange settlement prices, with resulting gain or loss reflected in other revenues. Net trading gains were $9.2 million and $7.0 million for the years ended December 31, 2007 and 2006, respectively.

The third-party contract relating to our e-CBOT electronic trading platform obligates us to make payments denominated in pounds sterling. As a result, we are exposed to movements in foreign currency exchange rates.

We engage in foreign currency hedging activities in order to reduce our risk from movements in foreign currency exchange rates where practicable to do so. However, where we are not able to enter into foreign currency hedging transactions on terms satisfactory to us, we retain risk associated with movements in foreign currency exchange rates. The primary purpose of our foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials and services and liabilities created in the normal course of our business. We do not rely on economic hedges to manage risk.

We currently utilize foreign currency forward contracts that we have identified as fair value hedges. These are intended to offset the effect of exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling. Forward contracts designated as hedges had a notional amount of approximating $13.3 million (£6.7 million) at December 31, 2007. Certain forward contracts previously designated as hedges have been undesignated as a result of negotiations with vendors which reduced the firm commitments previously hedged. Forward contracts which were undesignated had a notional value of approximately $6.0 million (£3.0 million) at December 31, 2007. The fair value of hedging contracts and non-hedging contracts was $1.8 million and $0.8 million, respectively, at December 31, 2007. Losses related to contracts that no longer qualify for hedge accounting totaled $0.1 million in 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$845,312	$969,504
Collateral from securities lending	2,862,026	2,130,156
Marketable securities available for sale, including pledged securities of $100,061 and $ 100,729	203,308	269,516
Accounts receivable, net of allowance of $1,392 and $552	187,487	121,128
Other current assets	55,900	37,566
Cash performance bonds and security deposits	833,022	521,180

Total current assets	4,987,055	4,049,050
Property, net of accumulated depreciation and amortization	377,452	168,755
Intangible assets – trading products	7,987,000	—
Intangible assets – other, net of accumulated amortization	1,796,789	12,776
Goodwill	5,049,211	11,496
Other assets	108,690	64,428

Total Assets	$20,306,197	$4,306,505

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$58,965	$25,552
Payable under securities lending agreements	2,862,026	2,130,156
Short-term debt	164,435	—
Other current liabilities	157,615	78,466
Cash performance bonds and security deposits	833,022	521,180

Total current liabilities	4,076,063	2,755,354
Deferred tax liabilities	3,848,240	—
Other liabilities	76,257	32,059

Total Liabilities	8,000,560	2,787,413

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 53,278 and 34,836 shares issued and outstanding as of December 31, 2007 and 2006, respectively	533	348
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	10,688,766	405,514
Retained earnings	1,619,440	1,116,209
Accumulated other comprehensive loss	(3,102)	(2,979)

Total Shareholders’ Equity	12,305,637	1,519,092

Total Liabilities and Shareholders’ Equity	$20,306,197	$4,306,505

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues
Clearing and transaction fees	$1,427,320	$866,089	$696,201
Quotation data fees	145,054	80,836	71,741
Processing services	106,404	90,148	68,730
Access and communication fees	35,804	28,742	27,830
Other	41,519	24,132	25,264

Total Revenues	1,756,101	1,089,947	889,766

Expenses
Compensation and benefits	263,347	202,966	179,594
Communications	43,471	31,580	31,098
Technology support services	50,480	31,226	26,837
Professional fees and outside services	53,142	33,184	26,118
Amortization of purchased intangibles	33,878	1,267	732
Depreciation and amortization	105,653	72,783	64,917
Occupancy and building operations	48,202	29,614	28,529
Licensing and other fee agreements	35,651	25,728	17,982
Restructuring	8,892	—	—
Other	62,892	40,521	36,013

Total Expenses	705,608	468,869	411,820

Operating Income	1,050,493	621,078	477,946

Non-Operating Income and Expense
Investment income	73,059	55,792	31,441
Securities lending interest income	121,494	94,028	58,725
Securities lending interest expense	(114,453)	(92,103)	(56,778)
Interest expense	(3,629)	(223)	(319)
Guarantee of exercise right privileges	(17,167)	—	—
Equity in losses of unconsolidated subsidiaries	(13,995)	(6,915)	(2,636)

Total Non-Operating	45,309	50,579	30,433

Income before Income Taxes	1,095,802	671,657	508,379

Income tax provision	437,269	264,309	201,522

Net Income	$658,533	$407,348	$306,857

Earnings per Common Share:
Basic	$15.05	$11.74	$8.94
Diluted	14.93	11.60	8.81

Weighted Average Number of Common Shares:
Basic	43,754	34,696	34,315
Diluted	44,107	35,124	34,839

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2004	34,099	3	$261,391	$552,801	$(1,595)	$812,597
Comprehensive income:
Net income				306,857		306,857
Change in net unrealized loss on securities, net of tax of $833					(1,312)	(1,312)

Total comprehensive income						305,545
Cash dividends on common stock of $1.84 per share				(63,260)		(63,260)
Exercise of stock options	418		6,956			6,956
Excess tax benefits from option exercises and restricted stock vesting			43,361			43,361
Vesting of issued restricted Class A common stock	25
Shares issued to Board of Directors	2		476			476
Shares issued under the Employee Stock Purchase Plan	1		373			373
Stock-based compensation			12,636			12,636

Balance at December 31, 2005	34,545	3	$325,193	$796,398	$(2,907)	$1,118,684
Comprehensive income:
Net income				407,348		407,348
Change in net unrealized loss on securities, net of tax of $842					1,276	1,276
Change in foreign currency translation adjustment, net of tax of $284					431	431

Total comprehensive income						409,055
Adjustment to initially adopt SFAS No. 158, net of tax of $1,174					(1,779)	(1,779)
Sale of membership shares by OneChicago, LLC, net of tax of $1,717			2,603			2,603
Cash dividends on common stock of $2.52 per share				(87,537)		(87,537)
Exercise of stock options	279		15,422			15,422
Excess tax benefits from option exercises and restricted stock vesting			43,882			43,882
Vesting of issued restricted Class A common stock	7
Shares issued to Board of Directors	3		1,393			1,393
Shares issued under the Employee Stock Purchase Plan	2		1,010			1,010
Stock-based compensation			16,359			16,359

Balance at December 31, 2006	34,836	3	$405,862	$1,116,209	$(2,979)	$1,519,092

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(in thousands, except per share data)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2006	34,836	3	$405,862	$1,116,209	$(2,979)	$1,519,092
Cumulative effect of adopting FIN No. 48				(3,720)		(3,720)

Balance at January 1, 2007	34,836	3	405,862	1,112,489	(2,979)	1,515,372
Comprehensive income:
Net income				658,533		658,533
Change in net unrealized loss on securities, net of tax of $1,232					1,854	1,854
Change in net actuarial loss on defined benefit plans, net of tax of $1,570					(2,363)	(2,363)
Change in foreign currency translation adjustment, net of tax of $259					386	386

Total comprehensive income						658,410
Cash dividends on common stock of $3.44 per share				(151,582)		(151,582)
Common stock and stock options issued to complete merger, including stock issuance costs	19,816		11,126,141			11,126,141
Repurchase of Class A common stock	(1,695)		(950,642)			(950,642)
Exercise of stock options	309		39,113			39,113
Excess tax benefits from option exercises and restricted stock vesting			42,541			42,541
Vesting of issued restricted Class A common stock	6
Shares issued to Board of Directors	4		2,143			2,143
Shares issued under the Employee Stock Purchase Plan	2		1,295			1,295
Stock-based compensation			22,846			22,846

Balance at December 31, 2007	53,278	3	$10,689,299	$1,619,440	$(3,102)	$12,305,637

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$658,533	$407,348	$306,857
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	22,846	16,359	12,636
Amortization of shares issued to Board of Directors	1,733	998	318
Amortization of purchased intangibles	33,878	1,267	732
Depreciation and amortization	105,653	72,783	64,917
Loss on disposal of fixed assets	—	—	676
Non-cash restructuring	6,472	—	—
Allowance for doubtful accounts	375	(276)	(261)
Net amortization (accretion) of premiums and discounts on marketable securities	(1,152)	275	2,254
Amortization of debt issue costs and discount on commercial paper issued	1,431	—	—
Guarantee of exercise right privileges	17,167	—	—
Equity in losses of unconsolidated subsidiaries	13,995	6,915	2,636
Deferred income taxes	(50,583)	(24,847)	(3,245)
Change in assets and liabilities, net of effects from merger with CBOT Holdings:
Accounts receivable	(49,926)	(35,878)	(11,634)
Other current assets	8,021	6,001	(13,727)
Other assets	(1,256)	(10,275)	(5,239)
Accounts payable	4,594	1,621	508
Other current liabilities	31,233	18,129	(9,368)
Other liabilities	11,360	11,276	172

Net Cash Provided by Operating Activities	814,374	471,696	348,232

Cash Flows from Investing Activities
Proceeds from maturities of marketable securities	203,801	73,668	75,231
Purchases of marketable securities	(129,125)	(29,681)	(70,063)
Purchases of property, net	(163,644)	(87,810)	(85,627)
Purchase of CBOE exercise right privileges	(39,750)	—	—
Cash acquired in merger with CBOT Holdings	116,010	—	—
Acquisition of Swapstream, net of cash received	—	(17,651)	—
Merger-related transaction costs	(43,898)	(6,715)	—
Capital contributions to FXMarketSpace Limited	(18,973)	(13,876)	—
Contingent consideration for Liquidity Direct Technology, LLC assets	(3,059)	(2,580)	(1,030)
Capital contributions to OneChicago, LLC	—	(1,215)	(844)

Net Cash Used in Investing Activities	(78,638)	(85,860)	(82,333)

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Financing Activities
Proceeds from short-term debt, net of debt issuance costs	$1,160,836	—	—
Repayment of short-term debt	(997,983)	—	—
Cash dividends	(151,582)	(87,537)	(63,260)
Stock issuance costs in merger with CBOT Holdings	(15,991)	—	—
Payments for repurchase of common stock, including costs	(949,340)	—	—
Proceeds from exercise of stock options	39,113	15,422	6,956
Excess tax benefits related to employee option exercises and restricted stock vesting	53,724	43,882	43,361
Proceeds from Employee Stock Purchase Plan	1,295	1,010	373

Net Cash Used in Financing Activities	(859,928)	(27,223)	(12,570)

Net change in cash and cash equivalents	(124,192)	358,613	253,329
Cash and cash equivalents, beginning of period	969,504	610,891	357,562

Cash and Cash Equivalents, End of Period	$845,312	$969,504	$610,891

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$413,697	$235,886	$169,375
Interest paid (excluding securities lending program)	2,017	—	717
Non-cash financing activities:
Fair value of stock options and stock issued in connection with merger	11,144,835	—	—
Non-cash investing activities:
Net unrealized securities gains (losses)	3,087	2,118	(2,145)
Change in foreign currency translation adjustment	641	715	—
Sale of membership shares by OneChicago, LLC	—	4,320	—
Merger-related transaction costs	977	5,924	—

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Effective July 12, 2007, Chicago Mercantile Exchange Holdings Inc. (CME Holdings) merged with CBOT Holdings, Inc. (CBOT Holdings). In connection with the merger, the combined company was renamed CME Group Inc. (CME Group). CME Group and its subsidiaries are referred to collectively as “the company” in the notes to the consolidated financial statements.

Chicago Mercantile Exchange Inc. (CME) and the Board of Trade of the City of Chicago, Inc. (CBOT), wholly-owned subsidiaries of CME Group, are designated contract markets for the trading of futures and options on futures contracts. CME Group offers a wide range of products including those based on interest rates, equities, foreign exchange, commodities and alternative investments. Trades are executed through CME Group’s electronic trading platforms, open outcry and privately negotiated transactions. Through its in-house Clearing Division, CME Group clears, settles, nets and guarantees performance of all matched transactions in its products and products for which it provides third-party clearing services. CME, CBOT and their subsidiaries are referred to collectively as “the exchange” in the notes to the consolidated financial statements.

Principles of Consolidation. The financial statements and accompanying notes presented in this report include the consolidated financial results of the former CME Holdings and its subsidiaries for the years ended December 31, 2005 and 2006, and for the period January 1, 2007 through July 12, 2007. The financial results of the former CME Holdings and CBOT Holdings are included in the consolidated financial results of CME Group beginning on July 13, 2007. All intercompany transactions have been eliminated in consolidation.

The assets of CME Group consist primarily of cash, marketable securities, investments in its subsidiaries, and exercise right privileges with the Chicago Board Options Exchange, Inc. (CBOE). CME Group’s liabilities consist primarily of commercial paper liabilities and a liability associated with the guaranteed value of outstanding exercise right privileges to eligible holders.

Reclassifications. Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation in 2007.

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

Marketable Securities. Certain marketable securities have been classified as available for sale and are carried at fair value based on quoted market prices, with net unrealized gains and losses reported net of tax in accumulated other comprehensive income (loss). Interest on marketable securities is recognized as income when earned and includes accreted discount less amortized premium. Realized gains and losses are calculated using specific identification. Additional securities held in connection with non-qualified deferred compensation plans have been classified as trading securities. These securities are included in marketable securities in the accompanying consolidated balance sheets at fair value, and net realized and unrealized gains and losses as well as dividend income are reflected in investment income.

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

Performance Bonds and Security Deposits. Performance bonds and security deposits held by the exchange for clearing firms may be in the form of cash, securities or deposits in one of the Interest Earning Facilities (IEFs). Cash performance bonds and security deposits are reflected in the consolidated balance sheets. Cash received may be invested by CME. These investments are primarily overnight transactions in U.S. Government securities acquired through and held by a broker-dealer subsidiary of a bank or through CME’s IEF program. Any interest earned on these investments accrues to CME and is included in investment income in the consolidated statements of income.

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

Property. Property and equipment, excluding land, are reported at historical cost, net of accumulated depreciation and amortization. Land is reported at cost. As a result of its recent merger with CBOT Holdings, the company acquired three buildings with over 1.5 million square feet of commercial space. Building and improvements are recorded at cost less accumulated depreciation and amortization since acquisition. Computer software and systems include purchased software and systems, external costs specifically identifiable to the implementation of new systems and certain payroll and payroll-related costs for employees who are directly associated with and devote time to developing computer software for internal use.

Depreciation and amortization expense results from the depreciation of property purchased, as well as the amortization of purchased and internally developed software. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, as follows:

Land improvements	20 years
Buildings	40 years
Building improvements and equipment	3 to 7 years
Furniture and fixtures	7 years
Computer hardware and software	2 to 4 years

Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining term of the applicable leases. Leasehold improvements funded by landlord allowances are capitalized in the consolidated balance sheets. Maintenance and repair items as well as certain minor purchases are charged to expense as incurred.

All leases in which the company is the tenant are accounted for as operating leases under SFAS No. 13 “Accounting for Leases.” Landlord allowances are recorded as a reduction to rent expense on a straight-line basis over the term of the lease.

Software. The company capitalizes certain costs of developing internal use software in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs generally are amortized over three years, commencing when the software is placed in service. Purchased software is amortized over four years. Multi-year software licenses are amortized over the life of the contract, which can range from three to seven years.

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

Acquisitions. The company accounts for acquisitions using the purchase method as required by SFAS No. 141, “Business Combinations.” Under SFAS No. 141, the acquiring company allocates the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition, including identifiable intangible assets. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. Among other sources, the company uses independent valuation services to assist in determining the estimated fair values of the assets and liabilities.

Employee Benefit Plans. SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” requires that the funded status of a defined benefit postretirement plan be recognized in the consolidated balance sheets and changes in that funded status be recognized in the year of change in other comprehensive income. SFAS No. 158 also requires that plan assets and obligations be measured at year end. CME recognized the funded status of its pension plan as an asset in its consolidated balance sheets and recorded a one-time adjustment to accumulated other comprehensive income at December 31, 2006. The exchange recognizes future changes in actuarial gains and losses and prior service costs in the year in which the changes occur through other comprehensive income (loss).

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

Revenue Recognition. The company’s revenue recognition policies comply with Staff Accounting Bulletin No. 101 on revenue recognition. On occasion, customers will pay for services in a lump sum payment. When these circumstances occur, revenue is recognized as services are provided. Revenue recognition policies for specific sources of revenue are discussed below.

Clearing and Transaction Fees. Clearing and transaction fees include per contract charges for trade execution, clearing, trading on the electronic trading platforms and other fees. Fees are charged at various rates based on the product traded, the method of trade and the exchange trading privileges of the customer making the trade. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched and the trade is cleared. Therefore, unfilled or cancelled buy and sell orders have no impact on revenue. On occasion, the customer’s exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The reserve is based on the historical pattern of adjustments processed as well as specific adjustment requests. The company believes the allowances are adequate to cover estimated adjustments.

Quotation Data Fees. Quotation data fees represent revenue earned for the dissemination of market information. Revenues are accrued each month based on the number of devices reported by vendors. The exchange conducts periodic audits of the number of devices reported and assesses additional fees as necessary. An allowance is established to cover uncollectible receivables from market data vendors.

Processing Services. Processing services includes primarily revenues from clearing and settlement services provided to the CBOT through the closing of the merger on July 12, 2007 and electronic trading on CME Globex for the New York Mercantile Exchange (NYMEX). Although trading under the prior agreement with NYMEX ended in November 2005, trading under a new 10-year agreement began in June 2006.

Access and Communication Fees. Access fees are the connectivity charges to customers of the company’s electronic trading platform that are also used by market data vendors and customers. They include line charges, access fees for electronic trading platforms and hardware rental charges. The fees vary depending on the type of connection provided. An additional installation fee may be charged depending on the type of service requested and a disconnection fee may also be charged if certain conditions are met. Revenue is recognized monthly as the service is provided. An allowance is established to cover uncollectible receivables relating to access fees.

Communication fees consist of equipment rental and usage charges to customers and firms that utilize the various telecommunications networks and services in the Chicago facilities. Revenue is billed and recognized on a monthly basis.

Building Revenue. Revenues from the rental of commercial space are recognized over the lease term, using the straight-line method as required under SFAS No. 13 “Accounting for Leases.” Under this method, revenue is recorded evenly over the entire term of occupancy for leases with scheduled rent increases or rent abatements. Also included in revenue are ancillary charges for parking, utilities, and miscellaneous services provided to tenants. Allowances for construction and other tenant costs are considered lease incentives and are recorded as a reduction to rental income on a straight-line basis over the term of the lease.

Concentration of Revenue. At December 31, 2007, there were approximately 120 clearing firms. In 2007, one firm represented approximately 11% of clearing and transaction fees revenue. No one firm represented more than 10% of our clearing and transaction fees revenue in 2006 or 2005. Should a clearing firm withdraw from either exchange, management believes the customer portion of that firm’s trading activity would likely transfer to another clearing firm. Therefore, management does not believe the company is exposed to significant risk from the loss of revenue received from a particular clearing firm.

The two largest resellers of market data represented approximately 67% of quotation data fees revenue in 2007, 55% in 2006, and 53% in 2005. Should one of these vendors no longer subscribe to the company’s market data, management believes the majority of that firm’s customers would likely subscribe to the market data through another reseller. Therefore, management does not believe the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.

Stock-Based Payments. The company accounts for stock-based payments under the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment.” All periods presented reflect stock-based compensation expense in accordance with the provisions of the effective guidance applied to all options granted or vested during the periods presented. The company recognizes expense relating to stock-based compensation on an accelerated basis. As a result, the expense associated with each vesting date within a stock grant is recognized over the period of time that each portion of that grant vests. Effective January 1, 2006, SFAS No. 123(R) required the company to estimate expected forfeitures of stock grants instead of the previous practice of accounting for forfeitures as they occur.

Marketing Costs. Marketing costs are incurred for the production and communication of advertising as well as other marketing activities. These costs are expensed when incurred, except for costs related to the production of broadcast advertising, which are expensed when the first broadcast occurs.

Income Taxes. Deferred income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes,” and arise from temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The interpretation provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 1, 2007, the company adopted FIN No. 48 and recorded an increase to current liabilities and a corresponding decrease to retained earnings as a result of a reassessment of its tax positions. The company classifies interest and penalties related to uncertain tax positions in income tax expense.

Segment Reporting. Based on materiality, GFX Corporation (GFX), a subsidiary of CME, Swapstream and the company’s real estate operations are not reportable segments and, as a result, there is no disclosure of segment information.

2. MERGER WITH CBOT HOLDINGS

Effective July 12, 2007, pursuant to the merger agreement dated October 17, 2006, as amended, CME Holdings completed its merger with CBOT Holdings. The company entered into this merger primarily as a means to diversify and expand its existing product base, further leverage its existing operating model, and better position itself to compete against other U.S. and foreign exchanges as well as the over-the-counter market. These factors are the primary drivers behind the excess of purchase price over the value of the assets acquired and liabilities assumed.

Under purchase accounting, CME Holdings is considered the acquirer of CBOT Holdings. The preliminary purchase price consists of the following (in thousands, except per share data):

Acquisition of outstanding common stock in exchange for CME Holdings’ common stock (52,843 CBOT Holdings shares x 0.375 exchange ratio x $560.24 per CME share)	$11,101,928
Acquisition of CBOT Holdings’ common stock prior to merger	19
Fair value of CBOT Holdings’ stock options assumed	42,907
Merger-related transaction costs	50,237

Total Preliminary Purchase Price	$11,195,091

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

In addition, the company acquired 100 shares of CBOT Holdings Class A common stock in early 2007 for cash of $19,000.

Fair value of stock options assumed. At the close of the merger, CBOT Holdings had 291,800 stock options outstanding. Each stock option was converted using the 0.375 exchange ratio designated by the merger agreement. The preliminary fair value of stock options assumed was determined using a share price of $587.80, the closing price of the CME Holdings’ Class A common stock on July 12, 2007. The preliminary fair values of stock options were calculated using a Black-Scholes valuation model with the following assumptions: expected lives of 0.1 to 4.7 years; risk-free interest rate of 5.0%; expected volatility of 29%; and a dividend yield of 0.6%. The portion of estimated fair value of unvested stock options related to future service has been allocated to deferred stock-based compensation and is being amortized over the remaining vesting period.

Merger-related transaction costs. These include costs incurred by CME Holdings for investment banking fees, legal and accounting fees, and other external costs directly related to the merger.

Preliminary purchase price allocation. In accordance with SFAS No. 141, “Business Combinations,” the preliminary purchase was allocated to CBOT Holdings’ net tangible and identifiable intangible assets based on their estimated fair values as of July 12, 2007 as set forth below.

(in thousands)
Cash and cash equivalents	$116,010
Other current assets	37,054
Property and equipment	154,138
Intangible assets	9,802,076
Other non-current assets	41,363
Accounts payable and other current liabilities	(50,093)
Long-term deferred tax liabilities, net	(3,924,126)
Other non-current liabilities	(11,422)
Restructuring liabilities	(21,112)
Deferred stock-based compensation	2,704

Net tangible and intangible assets	6,146,592
Goodwill	5,048,499

Total Preliminary Purchase Price	$11,195,091

The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Intangible assets and goodwill are not deductible for tax purposes except for an immaterial portion of goodwill attributable to tax-deductible merger-related transaction costs. The allocation of the purchase price was based on certain preliminary valuations and the estimates and assumptions are subject to change. The company expects to finalize its purchase price allocation within the next six months.

Intangible assets. In performing the preliminary purchase price allocation, the company considered many factors including its intentions for the future use of acquired assets, analyses of historical financial performance and estimates of future performance. The preliminary fair value of the trade name was estimated using the relief from royalty method. The preliminary fair values for components of lease-related intangibles were derived from income capitalization and sale comparison approaches. The preliminary fair values for all other intangible assets were estimated using a multi-period excess earnings method. The following table sets forth the intangible assets identified in the merger at their preliminary fair values as of July 12, 2007:

(in thousands)	Fair Value	Estimated Useful Life
Trading products (a)	$7,987,000	Indefinite
Clearing firm relationships (b)	1,154,000	30 years
Market data customer relationships (b)	325,000	30 years
Trade name	215,000	Indefinite
Dow Jones licensing agreement	74,000	11 years
Real estate lease relationships	23,411	14 years
Market rate and above market leases	18,765	5 years
Products in development (c)	2,600	Indefinite
Open interest	2,300	0.5 year

Total Intangible Assets	$9,802,076

(a)	Trading products include agricultural, financial and other trading product lines. The majority of these products have traded at CBOT for decades (and in some cases for more than 120 years) and authorizations by the U.S. Commodity Futures Trading Commission to trade these products are perpetual.
(b)	Clearing firm and market data customer relationships represent the underlying relationships with CBOT’s current clearing firm and market data customer base. Due to their historically insignificant attrition rates, the amortization of clearing firm and market data customer relationships has been calculated on a straight-line basis. This method best reflects the estimated pattern in which the economic benefits from these relationships will be realized.
(c)	Products in development include products that have reached technological feasibility.

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

	Year Ended December 31,
(in thousands, except per share data)	2007	2006
Total Revenues	$2,123,491	$1,634,981
Total Expenses	940,779	803,707
Total Non-Operating Income (Expense)	47,088	42,742
Net Income	717,597	525,853

Earnings per Common Share – Basic	$13.23	$9.65
Earnings per Common Share – Diluted	13.14	9.57

This pro forma information has been prepared for comparative purposes only and is not intended to be indicative of past or future results. The pro forma information for all periods presented includes purchase accounting effects on historical CBOT Holdings’ operating results, amortization of purchased intangibles, stock-based compensation expense for unvested stock options assumed, and the impact on investment income of CBOT Holdings’ special dividend, which was paid under the terms of the merger agreement. Pro forma results for the years ended December 31, 2007 and 2006 include CBOT Holdings’ merger-related transaction costs of approximately $63.0 million and $11.0 million, respectively.

3. SECURITIES LENDING

Securities lending transactions utilize a portion of the securities that clearing firms have deposited to satisfy their proprietary performance bond requirements. At December 31, 2007, the securities lending program utilized some of the securities deposited by 19 clearing firms. At December 31, 2007 and 2006, the par value of securities available totaled $7.3 billion and $7.6 billion, respectively.

Under its securities lending program, CME lends a security to a third party on an overnight basis and receives collateral in the form of cash. The cash is then invested on an overnight basis to generate interest income. At December 31, 2007, collateral from securities lending was invested in either a bank money market mutual fund or overnight repurchase agreement. The related interest expense represents payment to the borrower of the security for the cash collateral retained during the duration of the lending transaction. Securities on loan are marked to market daily and compared to collateral received.

CME’s policy allows lending of up to 70% of total securities available from clearing firms. At December 31, 2007 and 2006, the fair value of securities on loan was $2.9 billion and $2.1 billion, respectively. The average daily balance of securities on loan for the years ended December 31, 2007, 2006 and 2005 was $2.3 billion, $1.9 billion and $1.8 billion, respectively.

4. MARKETABLE SECURITIES

Available-for-Sale Securities. Certain marketable securities have been classified as available for sale. The amortized cost and fair value of these securities at December 31 were as follows:

	2007		2006
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury	$165,355	$165,765	$205,552	$203,419
U.S. Government agency	1,325	1,324	20,596	20,322
State and municipal	13,190	13,153	27,278	26,977
Equity	12	19	—	—

Total	$179,882	$180,261	$253,426	$250,718

Net unrealized gains (losses) on marketable securities classified as available for sale are reported as a component of comprehensive income (loss) and included in the accompanying consolidated statements of shareholders’ equity. The fair value and the continuous duration of gross unrealized losses on marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, at December 31 were as follows:

	2007
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$34,271	$49	$34,271	$49
U.S. Government agency	—	—	1,324	1	1,324	1
State and municipal	—	—	11,391	43	11,391	43

Total	$—	$—	$46,986	$93	$46,986	$93

	2006
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$173,550	$2,146	$173,550	$2,146
U.S. Government agency	—	—	20,322	274	20,322	274
State and municipal	—	—	21,869	327	21,869	327

Total	$—	$—	$215,741	$2,747	$215,741	$2,747

These unrealized losses were caused by increases in interest rates that occurred after the marketable securities were purchased. The company has the ability and intent to hold these marketable securities until a recovery of fair value, which may be maturity, and therefore does not consider these investments to be other-than-temporarily impaired at December 31, 2007 or 2006. Unrealized gains on marketable securities totaled $472,000 at December 31, 2007 and $38,000 at December 31, 2006.

At December 31, 2007, all marketable securities with a contractual maturity date were scheduled to mature within one year or less. The amortized cost and the fair value of these securities were $179.9 million and $180.2 million, respectively, at December 31, 2007.

CME’s policy allows it to pledge U.S. Treasury securities as performance bond collateral in lieu of, or in combination with, irrevocable letters of credit for the mutual offset agreement with Singapore Exchange Limited (SGX) (note 19). CME may pledge up to a maximum of $100.0 million measured as the aggregate fair value at the time of any collateral adjustment. CME retains the earnings on the securities and may substitute letters of credit for these securities at its discretion. The aggregate fair value of pledged securities was $100.1 million and $100.7 million at December 31, 2007 and 2006, respectively. Pledged securities are included within marketable securities in the consolidated balance sheets.

Trading Securities. CME maintains additional investments in a diverse portfolio of mutual funds related to its non-qualified deferred compensation plan (note 16). The fair value of these securities was $23.0 million and $18.8 million at December 31, 2007 and 2006, respectively.

5. OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31:

(in thousands)	2007	2006
Net deferred income taxes (note 15)	$18,399	$7,196
Prepaid technology license and maintenance contracts	12,595	10,072
Other prepaid expenses	6,191	3,592
Prepaid insurance	5,464	3,444
Accrued interest receivable	4,580	4,523
Due from broker	3,595	6,074
Forward contract receivable (note 20)	2,660	—
Other	2,416	2,665

Total	$55,900	$37,566

6. PERFORMANCE BONDS AND SECURITY DEPOSITS

CME clears and guarantees the settlement of CME, CBOT and FXMarketSpace Limited (FXMS) contracts traded in their respective markets. In its guarantor role, CME has precisely equal and offsetting claims to and from clearing firms on opposite sides of each contract, standing as an intermediary on every contract cleared. Clearing firm positions are combined to create a single portfolio for each clearing firm’s regulated and non-regulated accounts with CME for which performance bond and security deposit requirements are calculated. To the extent that funds are not otherwise available to CME to satisfy an obligation under the applicable contract, CME bears counterparty credit risk in the event that future market movements create conditions that could lead to clearing firms failing to meet their obligations to CME. CME reduces its exposure through a risk management program that includes initial and ongoing financial standards for designation as a clearing firm, initial and maintenance performance bond requirements and mandatory security deposits. Each clearing firm is required to deposit and maintain balances in the form of cash, U.S. Government securities, bank letters of credit or other approved investments to satisfy security deposit and performance bond requirements. All obligations and non-cash deposits are marked to market on a daily basis.

In addition, the rules and regulations of CBOT require certain minimum financial requirements for delivery of physical commodities, maintenance of capital requirements and deposits on pending arbitration matters. To satisfy these requirements, CBOT clearing firms have deposited cash and U.S. Treasury securities.

Beginning in February 2007, CME began clearing the over-the-counter foreign exchange products for FXMS. CME requires the deposit and maintenance of performance bonds and security deposits for these products. The cash portion of these performance bonds and security deposits are reflected in the consolidated balance sheet as of December 31, 2007.

Cash performance bonds and security deposits are included in the consolidated balance sheets, and these balances may fluctuate significantly over time due to the investment choices available to clearing firms and any change in the amount of deposits required. Securities deposited are not reflected in the consolidated financial statements and CME does not earn any interest on these deposits.

Clearing firms, at their option, may instruct CME to deposit the cash held by CME into one of four IEF programs. The total principal in all IEF programs was $19.2 billion at December 31, 2007 and $15.8 billion at December 31, 2006. The security deposits held in the IEF2 program may be used as collateral for CME’s $800.0 million revolving line of credit. The consolidated statements of income reflect management fees earned under the IEF programs of $8.4 million, $8.4 million and $8.6 million during 2007, 2006 and 2005, respectively. These fees are included in other revenues.

CME and the Options Clearing Corporation (OCC) have a cross-margin arrangement, whereby a common clearing firm may maintain a cross-margin account in which the clearing firm’s positions in certain CME futures and options are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC (note 19). Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or CME’s proportionate share per that agreement. In addition, CME has cross-margin agreements with LCH.Clearnet Group (LCH), the Fixed Income Clearing Corporation (FICC) and NYMEX whereby the clearing firms’ offsetting positions with CME and LCH, CME and FICC, or CME and NYMEX, as applicable, are subject to reduced performance bond requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and LCH, CME and FICC, or CME and NYMEX, as applicable, each clearing house may reduce that firm’s performance bond requirements.

Each clearing firm is also required to deposit and maintain specified security deposits in the form of cash or approved securities. In the event that performance bonds, security deposits, and other assets required to support clearing membership of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of CME in excess of amounts needed for normal operations (surplus funds). Surplus funds totaled $190.9 million at December 31, 2007.

CME maintains a secured line of credit with a consortium of banks to provide liquidity and capacity to pay settlement variation to all clearing firms, even if a clearing firm may have failed to meet its financial obligations to CME, or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between the CME and the clearing firms (note 12). The amount available under the line of credit totaled $800.0 million at December 31, 2007. Additionally, CME has an option to request an increase in the credit facility to $1.0 billion. Clearing firm security deposits received in the form of U.S. Treasury or Government agency securities, or in money market mutual funds purchased through IEF2, as well as the performance bond assets of any firm that may default on its obligations to CME, can be used to collateralize the secured line of credit.

CME is required under the Commodity Exchange Act to segregate cash and securities deposited by clearing firms on behalf of their customers. In addition, CME rules require a segregation of all funds deposited by clearing firms from its operating funds.

Cash and securities held as performance bonds and security deposits at fair value at December 31 were as follows:

	2007		2006
(in thousands)	Cash	Securities and IEF Funds	Cash	Securities and IEF Funds
Performance bonds	$799,078	$57,165,539	$505,964	$47,270,561
Security deposits	18,623	1,440,034	15,148	1,250,497
Cross-margin arrangements	—	486,157	68	273,726
Performance collateral for delivery	15,321	49,840	—	—

Total	$833,022	$59,141,570	$521,180	$48,794,784

Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $137.5 million at December 31, 2007 and $42.0 million at December 31, 2006. These amounts are invested on an overnight basis and are offset by an equal liability owed to clearing firms.

In addition to cash and securities, irrevocable letters of credit may be used as performance bond deposits and security deposits. At December 31, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in thousands)	2007	2006
Performance bonds	$2,751,900	$1,453,070
Security deposits	45,000	30,000

Total Letters of Credit	$2,796,900	$1,483,070

All cash, securities and letters of credit are only available to meet the financial obligations of that clearing firm to CME.

7. PROPERTY

A summary of the property accounts at December 31 is presented below:

(in thousands)	2007	2006
Land and land improvements	$58,538	$—
Building and building improvements	82,198	—
Equipment, furniture and fixtures	283,004	222,111
Leasehold improvements	207,000	154,546
Software and software development costs	181,833	138,629

Total property	812,573	515,286
Accumulated depreciation and amortization	(435,121)	(346,531)

Property, net	$377,452	$168,755

8. GOODWILL AND INTANGIBLE ASSETS

During July 2007, the company merged with CBOT Holdings. In connection with the merger, the company recorded goodwill and identifiable intangibles assets. Indefinite-lived intangibles consist primarily of trading products. Acquired amortizable intangible assets included primarily customer relationships, the Dow Jones & Company, Inc. (Dow Jones) licensing agreement and real estate intangibles. The values of goodwill and identifiable intangibles assets are based on a preliminary purchase price allocation as of December 31, 2007.

During 2006, the company acquired Swapstream. In connection with the acquisition, the company recorded goodwill and identifiable intangible assets. Intangible assets consisted primarily of customer relationships and technology-related intellectual property. Additionally, during 2004, the company acquired a contractual market making and non-compete agreement from Liquidity Direct Technology, LLC, a private trading technology firm whose assets were acquired in 2004. The firm developed technology to facilitate the trading of complex combinations and spreads typically used with options.

Goodwill activity for the years ended December 31, 2007 and 2006 consisted of the following:

(in thousands)	Balance at December 31, 2005	Acquisition	Other Activity(a)	Balance at December 31, 2006	Acquisition	Other Activity (a)	Balance at December 31, 2007
Swapstream	$—	$10,982	$514	$11,496	$—	$399	$11,895
CBOT Holdings	—	—	—	—	5,048,499	(11,183)	5,037,316

Total Goodwill	$—	$10,982	$514	$11,496	$5,048,499	$(10,784)	$5,049,211

(a)	Other activity includes a foreign currency translation adjustment for Swapstream and the recognition of excess tax benefits upon exercise of stock options assumed from CBOT Holdings.

Intagible assets consisted of the following at December 31, 2007 and 2006:

	2007			2006
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible Assets with Finite Lives:
Clearing firm, market data and other customer relationships	$1,480,700	$(23,415)	$1,457,285	$1,700	$(113)	$1,587
Dow Jones licensing agreement	74,000	(3,147)	70,853	—	—	—
Lease-related intangibles	42,176	(2,526)	39,650	—	—	—
Market maker agreement	9,682	(2,898)	6,784	7,282	(1,595)	5,687
Technology-related intellectual property	4,100	(908)	3,192	4,100	(245)	3,855
Other (b)	5,300	(3,875)	1,425	2,296	(649)	1,647

Total Amortizable Intangible Assets	$1,615,958	(36,769)	1,579,189	$15,378	$(2,602)	$12,776

Intangible Assets with Indefinite Lives:
Trading products	$7,987,000	$—	$7,987,000	$—	$—	$—
Trade name	215,000	—	215,000	—	—	—
Products in development	2,600	—	2,600	—	—	—

Total Indefinite-Lived Intangible Assets	8,204,600	—	8,204,600	—	—	—

Total Intangible Assets	$9,820,558	$(36,769)	$9,783,789	$15,378	$(2,602)	$12,776

(b)	Other intangible assets consist primarily of open interest, non-compete agreements, trade names and foreign currency translation adjustments.

Total amortization expense for intangible assets was $33.9 million, $1.3 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the future estimated amortization expense related to amortizable intangible assets is expected to be:

2008	$64,505
2009	64,356
2010	64,077
2011	63,689
2012	61,554

9. INVESTMENTS IN JOINT VENTURES AND RELATED PARTY TRANSACTIONS

In May 2006, the company entered into an agreement with Reuters Group PLC and its wholly-owned subsidiaries, Reuters Holdings Limited and Reuters Limited (Reuters, collectively), to create FXMS, the world’s first centrally-cleared, global foreign exchange marketplace, through a joint venture owned 50% each by CME Group and Reuters. The company’s investment in FXMS is recorded using the equity method of accounting and is not a variable interest entity under FIN No. 46(R), “Consolidation of Variable Interest Entities.” The investment balance of $13.6 million at December 31, 2007 includes $32.9 million of cumulative capital contributions of which $19.0 million was contributed in 2007. Capital contributions are reduced by the company’s proportionate share of FXMS’ periodic operating results. Net losses are included in equity in losses of unconsolidated subsidiaries in the consolidated statements of income and totaled $13.2 million and $6.1 million for the years ended December 31, 2007 and 2006, respectively.

CME provides trading, clearing, regulatory, and billing services to FXMS pursuant to the terms of servicing and licensing agreements. Deferred revenue related to future services totaled $9.5 million and $10.2 million as of December 31, 2007 and 2006, respectively, and is included in other current liabilities and other liabilities. Deferred revenue is recognized on a straight-line basis over the term of service, which began in February 2007. Deferred revenue related to trading, clearing and regulatory services is recognized over five years. Deferred revenue related to billing services is recognized over three years. Recognition of deferred revenue and monthly fees earned for ongoing trading, clearing, regulatory, and billing services totaled $2.6 million for the year ended December 31, 2007. CME has also entered into a sublease agreement to lease a portion of its office space in London to FXMS (note 18).

The company accounts for its interest in OneChicago, a joint venture, under the equity method of accounting. OneChicago is not a variable interest entity as defined under FIN No. 46(R). On March 15, 2006, Interactive Brokers Group LLC made an investment for a 40% interest in OneChicago. As a result, CME’s ownership decreased from approximately 40% to 24%. During 2007, as a result of the merger with CBOT Holdings, the company acquired an additional 5% ownership interest which totaled $0.9 million at December 31, 2007. The company’s total investment balance of $5.0 million at December 31, 2007 also includes capital contributions of $15.7 million and an increase in the investment of $4.3 million resulting from Interactive Brokers Group LLC’s investment, reduced by the company’s proportionate share of the joint venture’s periodic net losses. Net losses are included in equity in losses of unconsolidated subsidiaries in the consolidated statements of income and totaled $0.8 million, $0.8 million, and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. CME provides certain communications and regulatory services to OneChicago, fees from which are included in other revenues, and earned $0.5 million, $0.9 million and $2.2 million in revenue for these services in 2007, 2006 and 2005, respectively.

10. BUILDING LEASES

As a result of the 2007 merger with CBOT Holdings, the company acquired three buildings with over 1.5 million square feet of commercial space. A portion of the space is utilized by the company as office space and a trading floor. The remaining space is leased by third party tenants, including customers and shareholders, over terms ranging from one to nineteen years. The terms of the leases with customers and shareholders are consistent with terms for other third-party tenants.

Minimum future cash flows from rental revenue are as follows:

(in thousands)	Minimum Rental Payments
2008	$20,096
2009	18,945
2010	16,092
2011	14,772
2012	12,841

11. OTHER ASSETS

Other assets consisted of the following at December 31:

(in thousands)	2007	2006
CBOE exercise right privileges	$36,566	$—
Deferred rental income	15,364	73
Investment in FXMS (note 9)	13,605	7,796
Cash surrender value of executive life insurance policies	10,954	—
Prepaid defined benefit plan assets (note 16)	7,906	—
Investment in OneChicago (note 9)	4,988	4,826
FXMS deferred development costs (note 9)	2,659	3,204
Net deferred income taxes (note 15)	—	30,941
Merger-related transaction costs	—	12,639
Other	16,648	4,949

Total	$108,690	$64,428

Under the terms of the merger agreement, eligible CBOT members who hold CBOE exercise right privileges (ERPs) were each given the choice of tendering their ERP to the company for $250,000 payable after the closing or to participate as a class member in the CBOE lawsuit with a guaranteed payment of up to $250,000 if the lawsuit results in a recovery of less than that amount. At closing, there were 1,331 ERPs outstanding. In August 2007, 159 ERPs were tendered to the company.

The cost of the exercise rights acquired was reduced by the fair value of the guarantee liability for the ERPs tendered at the date of tender. The acquired ERPs are recorded at the lower of cost or market value and are assessed for other-than-temporary impairment on a quarterly basis.

Executive life insurance policies are carried at their cash surrender values at December 31, 2007.

Other consists primarily of prepaid software and hardware maintenance, prepaid insurance and deferred rental brokerage.

12. SHORT-TERM DEBT

At December 31, 2007, CME Group maintained a 364-day revolving loan facility, with various financial institutions, which provides for loans of up to $750.0 million. At its option, the company may borrow under the facility at either LIBOR plus 0.13% per annum or the base rate, which is defined as the greater of the U.S. federal funds effective rate plus 0.5% per annum or the prime rate. The company pays a fee of 0.02% per year to maintain the revolving loan. The facility will expire on July 25, 2008. As of December 31, 2007, the company has not borrowed any funds against the revolving loan facility.

This revolving loan facility serves as a back-up facility for a commercial paper program. Proceeds from the program were used to fund the company’s recent tender offer stock repurchase and related fees. Under the terms of the facility, proceeds can also be used to finance the planned transaction with Brazilian Mercantile & Futures Exchange (BM&F) and to pay general corporate purposes of up to $300.0 million. Commercial paper notes with an aggregate par value of $1.2 billion and maturities ranging from one to 97 days were issued during the year. At December 31, 2007, $164.4 million remained outstanding. The weighted average interest rate of commercial paper outstanding at December 31, 2007 was 4.59%. The weighted average balance of all notes outstanding during the year was $64.2 million. Interest rates for notes outstanding during the year ranged from 4.50% to 5.38%.

On October 12, 2007, CME renewed its $800.0 million secured committed line of credit with a consortium of banks. The secured credit agreement, which expires on October 10, 2008, is collateralized by clearing firm security deposits held by the clearing house in the form of U.S. Treasury or agency securities, security deposit funds in Interest Earning Facilities and performance bond deposits of the clearing firm that defaulted on its obligation, if any. The amount held as available collateral at December 31, 2007 was $1.4 billion. The line of credit can only be drawn on to the extent that it is collateralized and may be utilized in certain situations, such as a temporary disruption of the domestic payments system that would delay settlement between the exchange and its clearing firms, or in the event of a clearing firm default. As of December 31, 2007, the company has not borrowed any funds against the revolving loan facility.

Under the terms of the credit agreement, there are a number of covenants with which CME must comply. Among these covenants, CME is required to maintain at all times a consolidated tangible net worth of not less than $96.0 million. Interest on amounts borrowed before maturity is calculated at the U.S. federal funds rate plus 0.45% per annum and after maturity at the U.S. federal funds rate plus 2.40% per annum. Commitment and agency fees for the line of credit totaled $0.8 million for the year ended December 31, 2007 and $0.6 million for each of the years ended December 31, 2006 and 2005. Under the terms of the 2007 agreement, CME has the option to request an increase in the facility from $800.0 million to $1.0 billion at the time of a draw, subject to the approval of the participating banks.

13. RESTRUCTURING

In August 2007, subsequent to its recent merger with CBOT Holdings, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operational efficiencies. Restructuring efforts include reductions in employee positions, the closure of duplicate facilities and consolidation of trading and other technologies.

Total estimated restructuring costs of $33.6 million consist primarily of severance and transitional payments and contract termination penalties. Payments for restructuring cost will be substantially complete by July 2008. Costs of $21.1 million were recognized as a liability in the preliminary allocation of CBOT Holdings’ purchase price, and accordingly, have resulted in an increase to goodwill. Restructuring expense may change as the company executes its approved plans. Future increases in estimates will be recorded as an adjustment to goodwill during the purchase accounting allocation period and as an adjustment to operating expenses thereafter. Future decreases in estimates will be recorded as an adjustment to goodwill regardless of the date of the decrease.

In addition to costs recognized in purchase accounting, costs of $11.9 million, excluding interest expense and foreign currency translation adjustments, are expected to be recognized as restructuring expense over the future service period required from transitional employees. Through December 31, 2007, the company has recorded restructuring expense of $8.9 million. Interest expense resulting from the deferral of restructuring payments is included in interest expense in the consolidated statements of income.

The following is a summary of restructuring activity:

(in thousands)	2007 Restructuring Costs	Interest on Deferred Payments	Total Accrued to Date	Cash Payments	Liability at December 31, 2007	Total Expected Payments
Severance and associated costs	$19,553	$138	$19,691	$(7,948)	$11,743	$22,744
Contract terminations	10,447	253	10,700	—	10,700	10,816

Total Restructuring	$30,000	$391	$30,391	$(7,948)	$22,443	$33,560

14. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at December 31:

(in thousands)	2007	2006
Accrued employee bonus	$45,725	$33,974
Accrued income taxes	30,494	6,852
Accrued operating expenses	28,905	18,582
Accrued restructuring (note 13)	22,443	—
Accrued salaries and benefits	12,737	8,228
Accrued real estate taxes	8,497	320
Unearned revenue	2,872	4,068
Other	5,942	6,442

Total	$157,615	$78,466

15. INCOME TAXES

The provision for income taxes is composed of the following:

(in thousands)	2007	2006	2005
Current:
Federal	$396,310	$236,542	$166,617
State	91,542	52,614	38,150

Total	487,852	289,156	204,767

Deferred:
Federal	(40,703)	(21,253)	(2,016)
State	(9,880)	(3,594)	(1,229)

Total	(50,583)	(24,847)	(3,245)

Total Provision for Income Taxes	$437,269	$264,309	$201,522

Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	2007	2006	2005
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.8	4.7	4.7
Federal tax-exempt interest income	(0.5)	(0.6)	(0.3)
Non-deductible expenses	0.1	0.1	0.1
Valuation reserve for Swapstream losses	0.3	0.2	—
Other, net	0.2	—	0.1

Effective Tax Rate	39.9%	39.4%	39.6%

At December 31, 2007 and 2006, deferred tax assets (liabilities) consisted of the following:

(in thousands)	2007	2006
Net Current Deferred Tax Assets (Liabilities):
Stock-based compensation	$4,629	$4,921
Restructuring	4,203	—
Accrued expenses and other	9,718	3,256

Total current deferred tax assets	18,550	8,177
Total current deferred tax liabilities	(151)	(981)

Net Current Deferred Tax Assets	$18,399	$7,196

Net Non-Current Deferred Tax Assets:
Depreciation and amortization	$30,472	$25,758
Fair value adjustment on real estate	16,090	—
Stock-based compensation	12,377	6,523
Foreign net operating losses	11,235	9,203
Deferred compensation	8,878	6,356
Guarantee of CBOE exercise right privileges	6,824	—
Deferred rent	6,404	1,748
Other	9,326	2,893

Subtotal	101,606	52,481
Valuation allowance	(11,235)	(9,203)

Total non-current deferred tax assets	90,371	43,278

Non-Current Deferred Tax Liabilities:
Purchased intangible assets	(3,915,155)	—
Software development costs	(13,384)	(10,825)
Other	(10,072)	(1,512)

Total non-current deferred tax liabilities	(3,938,611)	(12,337)

Net Non-Current Deferred Tax Assets (Liabilities)	$(3,848,240)	$30,941

A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. A valuation allowance has been provided as of December 31, 2007 and 2006 for net operating loss carryforwards obtained through the acquisition of Swapstream and for net operating losses generated by those operations subsequent to the acquisition. These foreign net operating losses do not expire. Subsequent reversal of the valuation allowance for acquired net operating losses will reduce goodwill and not income tax expense. If reversed, goodwill would be reduced by $7.9 million.

As of January 1, 2007, the company adopted the provisions of FIN No. 48, “Accounting for Uncertain Tax Positions.” At adoption, the company recorded a cumulative effect adjustment that reduced the balance of retained earnings as of January 1, 2007. At adoption, the company had gross unrecognized tax benefits of $5.4 million. Net of the tax impact in other jurisdictions, these unrecognized tax benefits were $3.8 million and would be recorded as a net reduction to income tax expense if recognized in the future. As part of the merger with CBOT Holdings, the company assumed unrecognized tax benefits of $2.3 million.

At December 31, 2007, the company had gross unrecognized tax benefits of $9.7 million. Net of the tax impact in other jurisdictions, these unrecognized tax benefits were $7.5 million and would be recorded as a net reduction to income tax expense if recognized in the future. The company classifies interest and penalties related to uncertain tax positions in income tax expense. Total interest and penalties related to the unrecognized tax benefits were $1.3 million and $2.3 million at adoption and at December 31, 2007, respectively. The company does not expect these unrecognized tax benefits to significantly increase or decrease during 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$5,369
CBOT Holdings unrecognized tax benefits at date of merger	2,280
Additions based on tax positions related to the current year	2,457
Additions for tax positions of prior years	569
Reductions for tax positions of prior years	(971)

Balance at December 31, 2007	$9,704

The company is subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. For CME Holdings, substantially all federal and state income tax matters have been concluded through 2005 and 2002, respectively. For CBOT Holdings, substantially all federal and state income tax matters have been concluded through 2003 and 2005, respectively.

16. EMPLOYEE BENEFIT PLANS

Pension Plans. The exchange maintains non-contributory defined benefit cash balance pension plans for eligible employees. CME’s plan provides for a contribution to the cash balance account based on age and earnings and includes salary and cash bonuses in the definition of earnings. Employees who have completed a continuous 12-month period of employment and have reached the age of 21 are eligible to participate. Participant cash balance accounts receive an interest credit equal to the greater of the one-year constant maturity yield for U.S. Treasury notes or 4.0%. Participants become vested in their accounts after three years of service. As a result of the merger, CME Group assumed the obligation related to the non-contributory defined benefit pension plan for the former CBOT employees. The benefits payable under the CBOT pension plan are based primarily on years of service and the employees’ average compensation levels. CBOT employees hired on or after January 1, 2006 were not eligible to participate in the plan. Beginning January 1, 2008, CBOT employees became eligible to participate in CME’s plan. The measurement date used for both plans is December 31.

Information regarding the aggregate status and activity of the plans, including the CBOT activity from July 13, 2007 through December 31, 2007, is indicated below.

(in thousands)	2007	2006
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$49,917	$44,102
CBOT’s benefit obligation at July 12, 2007	35,151	—
Service cost	6,878	5,671
Interest cost	4,325	2,665
Actuarial gain	(108)	(1,194)
Benefits paid	(5,889)	(1,518)
Curtailments	(294)	—
Plan amendments	—	191

Projected Benefit Obligation at End of Year	$89,980	$49,917

The aggregate accumulated benefit obligation at December 31, 2007 and 2006 was $77.1 million and $38.9 million, respectively.

(in thousands)	2007	2006	2005
Change in Plan Assets:
Fair value of plan assets at beginning of year	$50,467	$44,645	$36,712
Fair value of CBOT’s plan assets at July 12, 2007	43,370	—	—
Actual return on plan assets	688	4,740	2,045
Employer contributions	9,250	2,600	7,500
Benefits paid	(5,889)	(1,518)	(1,612)

Fair Value of Plan Assets at End of Year	$97,886	$50,467	$44,645

At December 31, 2007 and 2006, the fair value of pension plan assets exceeded the projected benefit obligation by $7.9 million and $0.6 million, respectively. This excess is recorded as a non-current pension asset due to the adoption of SFAS No. 158.

The funding goal for the exchange is to have its pension plans 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2007 assumptions have been used to project the liabilities and assets from December 31, 2007 to December 31, 2008. The result of this projection is that estimated liabilities would exceed the fair value of plan assets at December 31, 2008 by approximately $8.0 million. Accordingly, it is estimated that an $8.0 million contribution in 2008 will allow the company to meet its funding goal. The exchange expects to merge the two pension plans by December 31, 2008 and will make one contribution to the new combined plan during 2008.

The components of net pension expense and the assumptions used to determine end-of-year projected benefit obligation and net pension expense in aggregate are indicated below:

(in thousands)	2007	2006	2005
Components of Net Pension Expense:
Service cost	$6,878	$5,671	$4,960
Interest cost	4,325	2,665	2,344
Expected return on plan assets	(5,199)	(3,162)	(2,586)
Amortization of prior service cost	22	6	6
Recognized net actuarial loss	100	206	97
Curtailment loss	16	—	—

Net Pension Expense	$6,142	$5,386	$4,821

	2007	2006
Assumptions Used to Determine End-of-Year Benefit Obligations:
Discount rate	6.10%	5.80%
Rate of compensation increase	5.00	5.00
Cash balance interest crediting rate	4.10	4.00

	2007	2006	2005
Assumptions Used to Determine Net Pension Expense:
Discount rate	6.20%	5.50%	5.75%
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.00	7.50	7.50
Interest crediting rate	4.10	4.00	4.00

The discount rate for both plans is determined based on an interest rate yield curve pursuant to Emerging Issues Task Force Topic

No. D-36, “Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions.” The yield curve is comprised of bonds with a rating of Aaa and Aa and maturities between zero and thirty years. The expected annual benefit cash flows for the exchange’s pension plans are discounted to develop a single-point discount rate by matching the plan’s expected payout structure to such yield curve.

The basis for determining the expected rate of return on plan assets for each plan is comprised of three components: historical returns, industry peers and forecasted returns. The plan’s total return is expected to equal the composite performance of the security markets over the long term. The security markets are represented by the returns on various domestic and international stock, bond and commodity indexes. These returns are weighted according to the allocation of plan assets to each market and measured individually.

The component of the investment policy for each plan that has the most significant impact on returns is the asset mix. The asset mix has a minimum and maximum range depending on asset class. The plan assets are diversified to minimize the risk of large losses by any one or more individual assets. Such diversification is accomplished, in part, through the selection of asset mix and investment management. The asset allocation for CME’s plan, by asset category, at December 31 was as follows:

	2007	2006
Equity securities	57%	59%
Debt securities	38	36
Other investments	5	5

The asset allocation for CBOT’s plan, by asset category, at December 31 was as follows:

2007
Equity securities	37%
Debt securities	25
Cash and cash equivalents	38

The target asset allocation for the plans will remain unchanged in 2008.

During 2006, the exchange adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Under SFAS No. 158, the funded status of the pension plan was recognized as an asset in the consolidated balance sheet and a one-time adjustment to accumulated other comprehensive income was recorded. The incremental effect on the consolidated balance sheet of adopting SFAS No. 158 as of December 31, 2006 is as follows:

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

The balance and activity of the prior service costs and actuarial losses, which are included in accumulated other comprehensive income, are as follows:

(in thousands)	Prior Service Costs	Actuarial Loss
Balance at January 1, 2007	$241	$2,712
Unrecognized loss	—	4,365
Recognized as a component of net pension expense	(16)	(100)
Curtailment gain	(22)	(294)

Balance at December 31, 2007	$203	$6,683

The company expects to amortize $402,000 of actuarial loss and $22,000 of prior service costs from accumulated other comprehensive loss into net periodic benefit cost in 2008.

At December 31, 2007, anticipated benefit payments from the plans in future years are as follows (in thousands):

Year
2008	$11,428
2009	6,090
2010	7,178
2011	7,750
2012	8,487
2013-2017	53,796

Other Post-Retirement Benefit Plan. As part of the merger, CME Group also assumed the obligation for the post-retirement benefit plan for legacy and former CBOT employees. Employees retiring from CBOT Holdings on or after age 55, who have at least ten years of services, or after 65 with five years of service, are entitled to post-retirement medical benefits. Effective January 1, 2008, the plan has been closed to new participants. The exchange will fund benefit costs as payments become due. The measurement date of plan obligations is December 31. At December 31, 2007, the projected benefit obligation of the plan was $5.4 million The plan’s net periodic benefit cost for July 13, 2007 through December 31, 2007 was $0.2 million.

Savings Plan. CME maintains a savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby all U.S. employees are participants and have the option to contribute to this plan. CME matches employee contributions up to 3% of the employee’s base salary and may make additional discretionary contributions of up to 2% of base salary. In conjunction with various changes to its retirement benefits strategy, the exchange has not made a discretionary contribution since 2005.

CBOT maintained a qualified savings plan pursuant to Section 401(k) of the Internal Revenue Code for former CBOT Holdings employees during 2007. Prior to January 1, 2008, CBOT made matching contributions of up to 4% to eligible employees. The cost of these matching contributions totaled $0.5 million for the period July 13 through December 31, 2007. As of January 1, 2008, CBOT’s plan was merged with CME’s plan for U.S. employees. No further contributions will be made to the CBOT plan after this date.

Aggregate expense for savings plans amounted to $3.7 million, $3.0 million and $4.5 million in 2007, 2006 and 2005, respectively.

CME London-based employees are eligible to participate in a defined contribution plan. The plan provides for age-based earnings contributions and does not have any vesting requirements. Salary and cash bonuses paid are included in the definition of earnings. Effective January 1, 2008, the company contribution will change to a flat 10% of earnings in order to comply with the Employment Equality Regulations released in 2006. Total expense for the London defined contribution benefit plan was $0.6 million, $0.3 million and $0.2 million in 2007, 2006 and 2005, respectively.

CME Non-Qualified Plans. The following non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf, are maintained by CME. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the exchange and totaled $23.0 million and $18.8 million at December 31, 2007 and 2006, respectively. Although the value of the plans is recorded as an asset in the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense.

Supplemental Savings Plan – CME maintains a supplemental plan to provide benefits for employees who have been impacted by statutory limits under the provisions of the qualified pension and savings plans. All CME employees hired prior to January 1, 2007 are immediately vested in their supplemental plan benefits. All CME employees hired on or after January 1, 2007 are subject to the vesting requirements of the underlying qualified plans. Total expense for the supplemental plan was $0.9 million, $0.8 million and $0.7 million in 2007, 2006 and 2005, respectively.

Deferred Compensation Plan – A deferred compensation plan is maintained by CME, under which eligible officers and members of the Board of Directors may contribute a percentage of their compensation and defer income taxes thereon until the time of distribution.

Supplemental Executive Retirement Plan – CME maintains a defined contribution plan for senior officers. Under this plan prior to 2006, CME made an annual contribution of a percentage of salary and bonus for eligible employees. The Supplemental Executive Retirement Plan was frozen to new entrants on December 31, 2005 and further contributions for current participants were suspended. Contributions made in 2003 through 2005 vest after five years of service from the officer’s date of hire. Unvested contributions are returned to the exchange if a participant leaves the employment of CME. Total expense for the plan, reduced by any forfeitures, was $0.2 million in 2005.

CBOT Officer Pension Plan. As part of the merger, the company assumed the liability for CBOT’s non-qualified supplemental pension plan for former officers of CBOT Holdings who elected to participate in the plan. The liability for this non-qualified plan, which amounted to $1.6 million as of December 31, 2007, is funded by life insurance policies on the lives of the participating employees. There is a trust established for the purpose of administering this non-qualified plan.

17. OTHER LIABILITIES

Other liabilities consisted of the following at December 31:

(in thousands)	2007	2006
Non-qualified deferred compensation plans (note 16)	$23,047	$18,798
Deferred rent	21,724	4,608
Guarantee of exercise right privileges (note 11)	13,983	—
Unearned revenue	7,109	7,465
Post-retirement and non-qualified benefit plans (note 16)	6,936	—
Other	3,458	1,188

Total	$76,257	$32,059

18. COMMITMENTS

Operating Leases. CME Group has commitments under operating leases for certain facilities that are accounted for in accordance with SFAS No. 13, “Accounting for Leases.” On August 24, 2007, the company renegotiated the operating lease for its headquarters at 20 South Wacker Drive in Chicago. The lease, which has an initial term ending on November 30, 2022, contains two consecutive renewal options for seven and ten years and a contraction option which allows the company to reduce its occupied space after November 30, 2018. Annual minimum payments under the headquarters operating lease now range from $6.9 million to $11.1 million. This operating lease also includes CME’s trading facilities, which were previously leased from CME Trust and were sold by CME Trust to the building’s new owner during 2007. CME established CME Trust in 1969 but does not maintain any residual interest in any of its assets.

In August 2006, CME Group entered into an operating lease for additional office space in Chicago. The initial lease term, which became effective on August 10, 2006, terminates on November 30, 2023. The lease contains two 5-year renewal options beginning in 2023. Annual minimum rentals for this lease range from $1.5 million to $5.6 million.

CME Group also maintains an operating lease for office space in London which became effective on November 3, 2006. The lease will terminate on March 1, 2019. However, CME Group has an option to terminate the lease without penalty on December 25, 2011. Annual minimum rentals range from $1.1 million to $1.3 million. If CME Group does not exercise the option to terminate the lease on December 25, 2011, annual minimum rental payments will be $1.3 million after 2011. In conjunction with this lease, CME Group entered into an agreement to sublease a portion of this space to FXMS. Annual minimum rent revenues from the sublease, which terminates on February 26, 2019, range from $0.5 million to $0.6 million. The sublease will terminate if CME Group exercises the option to terminate the lease between itself and the landlord on December 25, 2011.

Leases for other locations where CME Group maintains space expire at various times from 2012 to 2014 with annual minimum rentals that will not exceed $4.9 million in any year.

Total rental expense, including equipment rental, was $31.4 million in 2007, $24.7 million in 2006 and $23.3 million in 2005.

Other Commitments. Commitments include long-term liabilities as well as contractual obligations that are non-cancelable. These contractual obligations totaled $105.0 million at December 31, 2007 and relate primarily to software licenses, hardware and maintenance as well as telecommunication services that are expensed as the related services are used.

Future minimum obligations under non-cancelable operating leases, purchase obligations and other liabilities in effect at December 31, 2007 are payable as follows (in thousands):

Year	Operating Leases	Purchase Obligations	Other Liabilities	Total
2008	$17,731	$66,640	$21,651	$106,022
2009	16,338	9,408	—	25,746
2010	16,632	8,588	—	25,220
2011	17,120	6,356	—	23,476
2012	16,599	6,000	—	22,599
Thereafter	147,922	8,000	—	155,922

Total	$232,342	$104,992	$21,651	$358,985

Licensing Agreements. CME Group has various licensing agreements including agreements with The Nasdaq Stock Market (NASDAQ) and Dow Jones relating to certain equity index products. The license agreement with NASDAQ is exclusive with respect to futures and options on futures contracts based on certain NASDAQ indexes through October 9, 2012.

On September 11, 2007, CME Group renewed its product licensing agreement with Dow Jones. The agreement enables the exchange to continue to exclusively offer futures and options on futures products based on the Dow Jones Industrial Average and other Dow Jones Indexes. The new agreement is effective January 1, 2008 through December 31, 2014 and includes an upfront payment as well as minimum annual payments. The agreement also includes a provision for a five year renewal term and successive annual renewal terms after the initial five year renewal term. The upfront payment will be recognized over the initial term of the agreement.

The licensing agreement CME Group maintained with the Frank Russell Company to license the Russell 2000 Index expires in September 2008 and will not be renewed.

Managed Service Agreement. As a result of its recent merger with CBOT Holdings, the company has assumed a managed service agreement with Atos Euronext Market Solutions for use of the e-CBOT trading platform. Initially set to expire on December 31, 2008, the agreement is now scheduled to terminate on July 17, 2008.

These agreements are included in the preceding contractual obligations table.

19. CONTINGENCIES AND GUARANTEES

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

On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the CBOE. The lawsuit seeks to enforce and protect the ERPs. The lawsuit alleges that these ERPs allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. On January 4, 2007, the plaintiffs filed a Second Amended Complaint, in which they added a count seeking a declaration that, contrary to the position taken by the CBOE before the Securities and Exchange Commission (SEC), the merger between CBOT Holdings and CME Holdings would not result in the termination of the ERPs. The lawsuit seeks declaratory and injunctive relief as well as recovery of attorneys’ fees. On January 11, 2007, the plaintiffs filed a motion for partial summary judgment. On January 16, 2007, the defendants filed a motion to dismiss the Second Amended Complaint. On January 15, 2008, the SEC approved CBOE’s rule interpretation that no person qualifies to become or remain a CBOE exerciser member following the merger. All parties to the litigation and the judge have agreed that the stay previously granted in August 2007, which was implemented pending the SEC’s decision, is no longer in effect and CBOT has filed a motion seeking to amend its complaint to reflect current circumstances.

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

CBOE Exercise Right Privileges. Under the terms of the merger agreement, eligible CBOT members who hold ERPs were each given the choice of tendering their ERP to the company for $250,000 payable after the closing or to participate as a class member in the CBOE lawsuit with a guaranteed payment of up to $250,000 from the company if the lawsuit results in a recovery of less than that amount. At the close of the merger, there were 1,331 ERPs outstanding. In August 2007, 159 ERPs were tendered to the company. As of December 31, 2007, there were 1,172 outstanding ERPs that could seek recovery from CME Group under the guarantee election. The maximum possible aggregate payment under the guarantee is $293.0 million. At December 31, 2007, the company’s liability under the guarantee, which is recorded at fair value and included in other liabilities in its consolidated balance sheet, was estimated as $14.0 million. The fair value of the outstanding guarantee will continue to be adjusted on a quarterly basis until the lawsuit is resolved.

Employment-related Agreements. The exchange has employment agreements and other retention arrangements with Terrence A. Duffy, Executive Chairman and Craig S. Donohue, Chief Executive Officer.

Effective November 1, 2006, Mr. Duffy became the Executive Chairman, an executive officer of the company. For his service, Mr. Duffy receives as annual base salary of $1.0 million. Pursuant to a resolution approved by the Compensation Committee and the Board of Directors, Mr. Duffy is entitled to a retention payment in the amount of his annual base salary, if at the end of his term as Executive Chairman he is willing and able to serve another term as Executive Chairman and is not nominated for re-election to the Board and/or is not re-elected to the position of Executive Chairman by the members of the Board, if he is eligible to serve on the Board, subject to certain conditions. The Compensation Committee also authorized management, subject to annual review by the Committee, to self-insure the supplemental life and long-term disability coverage amounts necessary to provide Mr. Duffy with the same level of life and long-term disability coverage generally provided to employees under the Company’s group life and long-term disability policies. Additionally, the Committee authorized the Company to gross up the self-insured supplemental life insurance amount to account for any taxes on such amount owed by Mr. Duffy’s beneficiaries. Pursuant to this agreement, Mr. Duffy would be entitled to disability insurance benefits based on two-thirds of base pay and life insurance benefits based on three times base pay.

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

Mutual Offset Agreement. CME and SGX have a mutual offset agreement that has been extended through October 2009. When a clearing firm of CME chooses to execute an after-hours trade in an eligible product at SGX, the resulting trade can be transferred from SGX to CME, and CME assumes the financial obligation to SGX for the transferred trade. A similar obligation can occur when a clearing firm of SGX chooses to execute a trade in an eligible product at CME. The net position of each exchange to the other is marked-to-market daily based on the settlement prices of the applicable exchange, and settlement is made between the exchanges in cash. Since settlement prices at each exchange may differ at the end of any given day and Singapore and Chicago operate in different time zones, there may be a difference between the two settlement amounts and there will be a difference in the timing of the settlement. To allow for adequate and timely funding of the settlement and in the unlikely event of a payment default by a clearing firm, CME and SGX each maintain collateral payable to the other exchange. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At December 31, 2007, CME was contingently liable to SGX on irrevocable letters of credit totaling $113.0 million and had pledged securities with a fair value of $100.1 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of security deposits and performance bonds of the defaulting clearing firm.

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

A cross-margin agreement with LCH became effective in March 2000, whereby clearing firms’ offsetting positions with CME and LCH are subject to reduced margin requirements. Similar cross-margin agreements exist with FICC and NYMEX whereby clearing firms’ offsetting positions with CME and FICC or CME and NYMEX are subject to reduced margin requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and LCH, CME and FICC, or CME and NYMEX, as applicable, each clearing house may reduce the firm’s performance bond requirement. In the event of a firm default, the total liquidation net gain or loss on the firm’s offsetting open positions and the proceeds from the liquidation of the performance bond collateral held by each clearing house’s supporting offsetting positions are split evenly between CME and the applicable clearing house.

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

GFX Letter of Credit. CME guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures positions. Per exchange requirements, GFX is required to place performance bond deposits with its clearing firm. The letter of credit, utilized as performance bond, will be drawn on in the event that GFX defaults in meeting requirements to its clearing firm. In the unlikely event of a payment default by GFX, if GFX’s performance bond is not sufficient to cover the deficit, CME would guarantee the remaining deficit, if any.

Swapstream Acquisition. On August 25, 2006, CME Holdings completed its acquisition of Swapstream. Additional cash purchase consideration of up to $20.2 million is payable contingent upon meeting specific performance conditions during the first five years of operations. Contingent consideration will be recorded as additional purchase price and will increase goodwill. To date, no contingent consideration obligations have been incurred under this arrangement.

Intellectual Property Indemnifications. Some agreements with customers accessing the Swapstream electronic trading platform, the Clearing 21 platform or the CME Globex platform; utilizing market data services; and licensing CME SPAN software contain indemnifications from intellectual property claims that may be made against them as a result of their use of these products and services. The potential future claims relating to these indemnifications cannot be estimated and, therefore, in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” no liability has been recorded.

20. DERIVATIVES TRANSACTIONS

GFX engages in the trading of certain CME futures contracts, primarily in foreign exchange products. GFX posts bids and offers in these products on the CME Globex electronic trading platform to maintain a market and promote additional liquidity in these contracts. GFX limits risk from these transactions through offsetting transactions using futures contracts or spot foreign exchange transactions with approved counterparties in the interbank market. Formal trading limits have been established. Futures transactions are cleared by an independent clearing firm. Any residual open positions are marked-to-market on a daily basis and all realized and unrealized gains and losses are included in other revenues in the accompanying consolidated statements of income. Net trading gains totaled $9.2 million in 2007, $7.0 million in 2006 and $7.6 million in 2005. At December 31, 2007, futures positions held by GFX had a notional value of $131.7 million, offset by a similar amount of spot foreign exchange positions, resulting in a zero net position.

As a result of the merger with CBOT Holdings, CME Group assumed foreign currency forward contracts accounted for as fair value hedges. These contracts are intended to offset the effect of foreign exchange rate fluctuations on firm commitments for purchases of fixed annual and quarterly services denominated in pounds sterling. Forward contracts designated as hedges had a notional value of $13.3 million (£6.7 million) and a fair value of $1.8 million at December 31, 2007. No gains or losses were excluded from the assessment of hedge effectiveness in 2007. Certain forward contracts previously designated as hedges have been undesignated as result of negotiations with vendors which resulted in a reduction of liabilities previously hedged. Forward contracts which were undesignated had a notional value of $6.0 million (£3.0 million) and a fair value of $0.8 million at December 31, 2007. The fair value of forward contracts is recorded in other current assets in the consolidated balance sheets. Losses related to contracts that no longer qualify for hedge accounting totaled $0.1 million in 2007. Gains and losses on hedging contracts and the underlying hedged items are recorded in investment income in the consolidated statements of income to the extent that the hedges are effective. Gains and losses on non-hedging contracts are also recorded in investment income.

21. CAPITAL STOCK

Shares Outstanding. As of December 31, 2007, 53.3 million shares of Class A common stock, 625 shares of Class B-1 common stock, 813 shares of Class B-2 common stock, 1,287 shares of Class B-3 common stock and 413 shares of Class B-4 common stock were issued and outstanding. CME Group has no shares of preferred stock issued and outstanding.

In connection with its merger with CBOT Holdings, CME Group amended its certificate of incorporation to increase the number of authorized shares of Class A common stock to 1.0 billion shares from 138 million shares.

On August 1, 2007, CME Group commenced a fixed price tender offer for up to 6,250,000 shares of its Class A common stock (including the associated preferred stock purchase rights) at a price of $560. The tender offer was completed on September 5, 2007 and CME Group accepted for purchase 1,695,250 shares of its Class A common stock (including the associated preferred stock purchase rights), representing approximately 3.1% of the Class A common stock outstanding at the time of purchase.

Associated Trading Rights. CME Group operates two separate self-regulatory organizations through its wholly owned subsidiaries, CME and CBOT. Members of the particular exchange own or lease trading rights which entitle them to access to the trading floors and to discounts on trading fees as provided for by the rules of the particular exchange. Each class of CME Group Class B common stock is associated with a membership in a specific division for trading at CME. A CME trading right is a separate asset that is not part of or evidenced by the associated share of Class B common stock of CME Group. The Class B common stock of CME Group is intended only to ensure that the Class B shareholders of CME Group retain rights with respect to representation on the Board of Directors and approval rights with respect to the core rights described below.

Trading rights at CBOT are evidenced by Class B memberships in CBOT. Class B members of CBOT do not have any rights to elect members of the Board of Directors and are not entitled to receive dividends or other distributions on their Class B memberships in CBOT.

Core Rights. Holders of CME Group Class B common shares have the right to approve changes in specified rights relating to the trading privileges at CME associated with those shares. These core rights include allocation of products that a holder of trading rights is permitted to trade through the exchange; the trading floor access rights and privileges of members; the number of memberships in each membership class and the number of authorized and issued shares of Class B common stock associated with that class; and eligibility requirements to exercise trading rights associated with Class B shares. Votes on changes to these core rights are weighted by class. Each class of Class B common stock has the following number of votes on matters relating to core rights: Class B-1, six votes per share; Class B-2, two votes per share; Class B-3, one vote per share; and Class B-4, 1/6th of one vote per share. The approval of a majority of the votes cast by the holders of shares of Class B common stock is required in order to approve any changes to core rights. Holders of shares of Class A common stock do not have the right to vote on changes to core rights.

Voting Rights. With the exception of the matters reserved to holders of CME Group Class B common stock, holders of common stock vote together on all matters for which a vote of common shareholders is required. In these votes, each holder of shares of Class A or Class B common stock of CME Group has one vote per share.

Transfer Restrictions. Each class of CME Group Class B common stock is subject to transfer restrictions contained in the Certificate of Incorporation of CME Group. These transfer restrictions prohibit the sale or transfer of any shares of Class B common stock separate from the sale of the associated trading rights.

Election of Directors. The CME Group Board of Directors is composed of 30 members, consisting of 20 directors from CME Holdings and 10 directors from CBOT Holdings. Holders of Class A and Class B common stock have the right to vote together in the election of 24 directors. Until 2012, at least ten of these 24 directors must be CBOT directors as defined by our bylaws. Holders of Class B-1, Class B-2 and Class B-3 common stock have the right to elect the remaining six directors, of which three are elected by Class B-1 shareholders, two are elected by Class B-2 shareholders and one is elected by Class B-3 shareholders.

Dividends. Holders of Class A and Class B common stock of CME Group are entitled to receive proportionately such dividends, if any, as may be declared by the CME Group Board of Directors.

Ownership Requirements. As of December 31, 2007, each clearing firm clearing only CME or CBOT products was required to own 8,000 shares of Class A common stock in addition to either the Class B common stock of CME Group or the associated CBOT trading privileges, as applicable. For firms clearing products at both CME and CBOT, the Class A common stock ownership requirement is increased to 12,000 shares. The total Class A common stock held by our clearing firms pursuant to this requirement was 1.1 million shares at December 31, 2007.

Shareholder Rights Provisions. The Board of Directors of CME Group has adopted a plan creating rights that entitle CME Group’s shareholders to purchase shares of CME Group stock in the event that a third party initiates a transaction designed to take over the company. This rights plan is intended to encourage persons seeking to acquire control of CME Group to engage in arms-length negotiations with the Board of Directors and management. The rights are attached to all outstanding shares of CME Group common stock, and each right entitles the shareholder to purchase one one-thousandth of a share of Series A junior participating preferred stock at a purchase price of $1,000 per unit. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be amended to permit such acquisition or redeemed by the company under the terms of the plan. In the event the rights become exercisable, each holder of a right shall receive, upon exercise, Class A common stock having a value equal to two times the exercise price of the right.

Omnibus Stock Plan. CME Group has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 4.0 million Class A shares have been reserved for awards under the plan. Awards totaling 3.2 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2007 (note 22).

Long-Term Equity Incentive Plan. In connection with the merger, CME Group assumed CBOT Holdings’ Long-Term Equity Incentive Plan. Under the plan stock-based awards may be made to certain directors, officers and other key employees or individuals. A total of 0.4 million shares have been reserved for awards under the plan. No awards have been granted under this plan subsequent to the merger and approximately 0.3 million shares remain available for future awards (note 22).

Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. A total of 25,000 Class A shares have been reserved under this plan, and approximately 9,500 shares have been awarded through December 31, 2007 (note 22).

Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. A total of 40,000 Class A shares have been reserved under this plan, of which approximately 5,300 shares have been purchased through December 31, 2007 (note 22).

22. STOCK-BASED PAYMENTS

For all periods presented, the company has utilized the fair value method of accounting for share-based payments, as provided in SFAS No. 123(R), “Share-Based Payment.” Effective January 1, 2006, the company began to estimate expected forfeitures of stock grants, as required by SFAS No. 123(R), instead of the previous practice of accounting for forfeitures as they occur.

Employee Options and Restricted Stock Awards. CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 4.0 million Class A shares have been reserved for awards under the plan. Awards totaling 3.2 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2007. Awards granted since 2003 generally vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years.

In connection with the merger with CBOT Holdings, CME Group assumed stock options available or outstanding under CBOT Holdings’ Long-Term Equity Incentive Plan. A total of 0.4 million shares have been reserved for awards under the plan. Awards totaling 109,422 shares were outstanding under this plan at the time the merger closed and CME Group assumed the plan. No options have been awarded under this plan subsequent to the merger.

Total compensation expense for stock-based payments was $22.9 million for the year ended December 31, 2007, $16.4 million for the year ended December 31, 2006, and $12.6 million for the year ended December 31, 2005. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $9.1 million, $6.5 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Excluding estimates of future forfeitures, at December 31, 2007, there was $43.7 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. That expense is expected to be recognized over a weighted average period of 2.4 years.

Employee Options. In 2007, the company granted employees stock options totaling 133,790 shares under the Omnibus Stock Plan. The options have a ten-year term with exercise prices ranging from $533 to $699, the closing market prices on the day of grant. The fair value of these options totaled $26.4 million, measured at the grant dates using the Black-Scholes valuation model.

The Black-Scholes fair value of each option grant was calculated using the following assumptions:

Year of Grant
	2007	2006	2005
Dividend yield	0.5% – 0.7%	0.5% – 0.6%	0.5% – 0.9%
Expected volatility	25.4% – 32.9%	31.8% – 37.9%	33.6% – 42.8%
Risk-free interest rate	3.9% – 5.1%	4.5% – 5.0%	3.9% – 4.4%
Expected life	6.5 years	6.5 years	6 – 6.5 years

The dividend yield was calculated by dividing that year’s expected dividend by the market price of the stock at the date of grant. Expected volatility was determined using a weighted-average implied volatility of traded options on the company’s stock. Historical volatility was evaluated, but it was determined that implied volatility was a better measure of expected future volatility. The risk-free rate was based on the U.S. Treasury yield in effect at the time of the grant. Since 2005, the expected life of options granted has been determined using the simplified method as outlined in guidance from the SEC.

The following table summarizes stock option activity for the year ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	910,173	$169
Granted	133,790	553
Assumed in connection with merger (note 2)	109,422	212
Exercised	(308,745)	127
Cancelled	(40,612)	258

Outstanding at December 31, 2007	804,028	$251

Exercisable at December 31, 2007	283,210	$138

The weighted average grant date fair value of options granted during the years 2007, 2006, and 2005 was $197, $196 and $100 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $140.9 million, $113.2 million and $107.8 million, respectively.

Stock options outstanding at December 31, 2007 had a weighted average remaining contractual life of 7 years and an aggregate intrinsic value of $350 million. Stock options exercisable at December 31, 2007 had a weighted average remaining contractual life of 6 years and an aggregate intrinsic value of $155 million.

Employee Restricted Stock. In 2007, the company also granted 12,015 shares of restricted Class A common stock which generally have a vesting period of 2 to 5 years. The fair value related to these grants is $6.6 million, which will be recognized as compensation expense on an accelerated basis over the vesting period.

The following table summarizes restricted stock activity for the period:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	19,250	$210
Granted	12,015	551
Vested	(6,562)	176
Cancelled	(1,988)	252

Outstanding at December 31, 2007	22,715	$396

The total fair value of restricted stock that vested during the years ended December 31, 2007, 2006 and 2005, was $3.8 million, $3.2 million and $5.9 million, respectively.

Employee Stock Purchase Plan. Eligible employees may acquire shares of CME Group’s Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the New York Stock Exchange. Compensation expense is recognized on the date of purchase for the discount from the closing price. In 2007, 2006 and 2005, a total of 2,103, 2,089 and 1,124 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Expense of $129,000, $101,000 and $42,000 for the purchase discount was recognized in 2007, 2006 and 2005, respectively.

Director Stock Plan. In 2005, CME Holdings added an equity component to its compensation for non-executive members of the Board of Directors. Under the original terms of the 2005 Director Stock Plan, non-executive directors received 100 shares of Class A common stock annually. Directors were also permitted to elect to receive some or all of the $17,500 cash portion of their annual stipend in shares of stock based on the closing price at the date of distribution. In August 2006, the cash portion of the annual stipend increased to $25,000. Non-executive directors may continue to elect to receive some or all of the cash portion of their annual stipend in shares of stock based on the closing price at the date of distribution. Additionally, each non-executive director now receives an annual award of Class A common stock with a value equal to $75,000. As a result, 4,072, 3,187 and 2,233 shares of Class A common stock were issued to non-executive directors during 2007, 2006 and 2005, respectively. These shares are not subject to any vesting restrictions. Expense of $1.7 million, $1.0 million and $0.3 million related to these stock-based payments was recognized for the years ended December 31, 2007, 2006 and 2005, respectively.

23. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the changes in each component of accumulated other comprehensive income (loss), net of tax:

(in thousands)	Net Unrealized Gain(Loss) on Securities	Actuarial Gain(Loss) on Defined Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2004	$(1,595)	$—	$—	$(1,595)
Change	(1,312)	—	—	(1,312)

Balance at December 31, 2005	(2,907)	—	—	(2,907)
Adjustment to initially adopt SFAS No. 158	—	(1,779)	—	(1,779)
Change	1,276	—	431	1,707

Balance at December 31, 2006	(1,631)	(1,779)	431	(2,979)
Change	1,854	(2,363)	386	(123)

Balance at December 31, 2007	$223	$(4,142)	$817	$(3,102)

24. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of all classes of common stock outstanding during each year. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. There were 134,100, 137,300 and 218,900 outstanding stock options at December 31, 2007, 2006 and 2005, respectively, which were anti-dilutive.

(in thousands, except per share data)	2007	2006	2005
Net Income	$658,533	$407,348	$306,857

Weighted Average Common Shares Outstanding:
Basic	43,754	34,696	34,315
Effect of stock options	342	418	509
Effect of restricted stock awards	11	10	15

Diluted	44,107	35,124	34,839

Earnings per Common Share:
Basic	$15.05	$11.74	$8.94
Diluted	14.93	11.60	8.81

25. QUARTERLY INFORMATION (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2007:
Total revenues	$332,331	$329,009	$565,222	$529,539	$1,756,101
Operating income	200,583	192,269	345,015	312,626	1,050,493
Non-operating income (expense)	14,774	17,164	(10,695)	24,066	45,309
Income before income taxes	215,357	209,433	334,320	336,692	1,095,802
Net income	130,028	125,875	201,572	201,058	658,533
Earnings per common share:
Basic	$3.73	$3.61	$3.90	$3.78	$15.05
Diluted	3.69	3.57	3.87	3.75	14.93

Year Ended December 31, 2006:
Total revenues	$251,717	$282,209	$274,705	$281,316	$1,089,947
Operating income	138,888	166,842	157,037	158,311	621,078
Non-operating income	11,613	13,052	13,477	12,437	50,579
Income before income taxes	150,501	179,894	170,514	170,748	671,657
Net income	91,413	109,533	103,800	102,602	407,348
Earnings per common share:
Basic	$2.64	$3.16	$2.99	$2.95	$11.74
Diluted	2.61	3.12	2.95	2.91	11.60

26. SUBSEQUENT EVENT

CME Group completed its transaction with BM&F on February 26, 2008. CME Group issued 1.2 million shares of Class A common stock (approximately a 2% equity interest in the company) at a cost of $631.4 million in exchange for 101.1 million shares in BM&F, which represents an equity interest of approximately 10%. Under the terms of the agreement, neither CME Group nor BM&F may sell its equity interest in the other until February 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. The scope of this assessment included the combined operations of CME Group which includes the operations of the former CBOT Holdings. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the Audit Committee of the Board of Directors.

Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in the following report.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of CME Group Inc.

We have audited CME Group Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CME Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CME Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of CME Group Inc. and our report dated February 26, 2008 expressed an unqualified opinion thereon.

Chicago, Illinois

February 26, 2008

To The Board of Directors and Shareholders of CME Group Inc.

We have audited the accompanying consolidated balance sheets of CME Group Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CME Group Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CME Group Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

Chicago, Illinois

February 26, 2008

Changes in Internal Control over Financial Reporting

We completed the merger with CBOT Holdings on July 12, 2007, at which time CBOT Holdings merged into CME Holdings and CBOT Holdings’ subsidiaries became subsidiaries of CME Holdings. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act to include the operations of the former CBOT Holdings and its subsidiaries.

As a result of the merger with CBOT Holdings, there were systems and processes that were integrated during the fourth quarter. These systems and processes along with certain processes of CBOT Holdings that were not integrated were included in the scope of management’s assessment of internal control over financial reporting as of December 31, 2007.

There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in CME Group’s Proxy Statement under the headings “Composition of the Board,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings of Our Board and Board Committees — Audit Committee,” and is incorporated herein by reference, pursuant to General Instruction G(3).

We have adopted a written code of conduct applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and other senior financial officers. In accordance with SEC rules and regulations, our Code of Conduct is available on our Web site at www.cmegroup.com under the “Investor Relations—Corporate Governance” link. We intend to disclose promptly on our Web site any substantive amendments to our Code of Conduct and waivers granted to our executive officers. You may also obtain a copy of our Code of Conduct by following the instructions in the section of this Annual Report on Form 10-K entitled “Item 1. Business — Available Information.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in CME Group’s Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference, pursuant to General Instruction G(3); provided, however, that the Compensation Committee Report contained in the Proxy Statement is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item relating to the security ownership of certain beneficial owners and management is included in CME Group’s Proxy Statement under the headings “Security Ownership of CME Group Common Stock” and is incorporated herein by reference, pursuant to General Instruction G(3).

The following table sets forth information regarding outstanding options and shares reserved for future issuance as of December 31, 2007 under our equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	755,953	$265.09	1,156,951
Equity compensation plans not approved by security holders(1)	47,627	$22.00	—

Total	803,580	$250.68	1,156,951

(1)

We currently have the following equity compensation plans: the CME Holdings Amended and Restated Omnibus Stock Plan, the CME Holdings Amended and Restated Employee Stock Purchase Plan, the CME Holdings 2005 Director Stock Purchase Plan and the CBOT Holdings 2005 Long-Term Equity Plan. Prior to our holding company reorganization, CME issued options under the Chicago Mercantile Exchange Omnibus Stock Plan, which was not approved by CME shareholders. In connection with our holding company reorganization in 2001, CME, as the sole stockholder of CME Holdings, approved the assumption by CME Holdings of the Chicago Mercantile Exchange Omnibus Stock Plan. After the reorganization, the plan was amended and restated as the CME Holdings Amended and Restated Omnibus Stock Plan. Options issued prior to the sole shareholder approval are listed in the table above as being made under an equity compensation plan not approved by security holders, and options issued after such time are listed above as being made under an equity compensation plan approved by security holders. The Employee Stock Purchase Plan and the 2005 Director Stock Plan were approved by shareholders at our 2005 annual meeting of shareholders. The CBOT Holdings 2005 Long-Term Equity Plan was approved by its sole shareholder prior to completion of its demutualization in April 2005 and was assumed by us in connection with the merger.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is included in CME Group’s Proxy Statement under the heading “Certain Business Relationships with Related Parties” and “Corporate Governance—Director Independence” and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in CME Group’s Proxy Statement under the heading “Audit Committee Disclosures—Principal Accountant Fees and Services” and “Audit Committee Disclosures—Audit Committee Policy for Approval of Audit and Permitted Non-Audit Services” and is incorporated herein by reference, pursuant to General Instruction G(3).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, included within Item 8 are hereby incorporated by reference:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:

Schedule II Valuation and Qualifying Accounts of CME Group and Subsidiaries for the Years Ended December 31, 2007, 2006 and 2005

All other schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

See (b) Exhibits below

CME Group Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands)

Year	Balance at Beginning of Year	Charged against Goodwill	Charged (Credited) to Costs and Expenses	Charged against Revenues	Foreign Currency Translation Adjustment	Deductions(1)	Balance at End of Year
Year ended December 31, 2007:
Allowance for doubtful accounts	$552	$465	$546	$—	$—	$(171)	$1,392
Accrued fee adjustments	2,321	691	—	19,595	—	(19,412)	3,195
Allowance for deferred tax assets	9,203	—	2,186	—	(154)	—	11,235

Year ended December 31, 2006:
Allowance for doubtful accounts	$828	$—	$(132)	$—	$—	$(144)	$552
Accrued fee adjustments	1,228	—	—	17,104	—	(16,011)	2,321
Allowance for deferred tax assets	—	7,894	947	—	362	—	9,203

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,089	$—	$(129)	$—	$—	$(132)	$828
Accrued fee adjustments	3,113	—	—	12,637	—	(14,522)	1,228

(1)	Includes write-offs of doubtful accounts and payments for fee adjustments.

(b) Exhibits

Exhibit Number	Description of Exhibit
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of October 1, 2001, between Chicago Mercantile Exchange Inc., Chicago Mercantile Exchange Holdings Inc. and CME Merger Subsidiary Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on August 7, 2001, File No. 333-66988).

2.2	Agreement and Plan of Merger, dated as of October 17, 2006, among Chicago Mercantile Exchange Holdings Inc., CBOT Holdings, Inc. and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on October 19, 2006, File No. 000-33379); Amendment No. 2 to the Agreement and Plan of Merger, dated as of May 11, 2007, among Chicago Mercantile Exchange Holdings Inc., CBOT Holdings, Inc. and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on May 11, 2007, File No. 000-33379); Amendment No. 3 to the Agreement and Plan of Merger, dated as of June 14, 2007, among Chicago Mercantile Exchange Holdings Inc., CBOT Holdings, Inc. and Board of Trade of the City of Chicago (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on June 14, 2007, File No. 000-33379); Amendment No. 4 to the Agreement and Plan of Merger, dated as of July 6, 2007, among Chicago Mercantile Exchange Holdings Inc., CBOT Holdings, Inc. and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Form 8-K, filed with SEC on July 6, 2007, File No. 000-33379).

3.	Articles of Incorporation and Bylaws

3.1	Second Amended and Restated Certificate of Incorporation of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Form 8-K, filed with SEC on July 17, 2007, File No. 000-33379).

3.2	Fourth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.2 to CME Group Inc.’s Form 8-K, filed with SEC on July 17, 2007, File No. 000-33379).

4.	Instruments Defining the Rights of Security Holders

4.1	Rights Agreement, dated as of November 30, 2001, between Chicago Mercantile Exchange Holdings Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-A, filed with the SEC on December 4, 2001, File No. 000-33379), including First Amendment thereto, dated as of November 13, 2002, between Chicago Mercantile Exchange Holdings Inc., Mellon Investor Services, LLC and Computershare Investor Services, LLC (incorporated by reference to Exhibit 5 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-A, filed with the SEC on November 29, 2002, File No. 001-31553); Second Amendment thereto, dated October 26, 2005, by and between Chicago Mercantile Exchange Holdings Inc. and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K filed with the SEC on October 27, 2005, File No. 001-31553).

4.2	Commercial Paper Dealer Agreement, dated as of August 16, 2007, between CME Group Inc., as Issuer, and Lehman Brothers Inc., as Dealer (incorporated by reference to Exhibit 4.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

4.3	Commercial Paper Dealer Agreement, dated as of August 16, 2007, among CME Group Inc., as Issuer, and Merrill Lynch Money Markets Inc., as Dealer for Notes with maturities up to 270 days, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for Notes with maturities over 270 days (incorporated by reference to Exhibit 4.2 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

Exhibit Number	Description of Exhibit
4.4	Issuing and Paying Agency Agreement, dated as of August 16, 2007, between CME Group Inc. and JPMorgan Chase Bank, National Association, as issuing and paying agent (incorporated by reference to Exhibit 4.3 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

10.	Material Contracts

10.1 (2)	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Omnibus Stock Plan, amended and restated effective as of April 25, 2007 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Current Report on Form 8-K, filed with the SEC on April 30, 2007, File No. 000-33379).

10.2 (2)	Form of Equity Grant Letter for Executive Officers (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 9, 2004, File No. 001-31553).

10.3 (2)	2005 Director Stock Plan (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on April 28, 2005, File No. 001-31553).

10.4 (2)	Form of Equity Stipend Grant Letter for Non-Executive Directors (incorporated by reference to Exhibit 99.2 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on April 28, 2005, File No. 001-31553).

10.5 (2)	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 3, 2007, File No. 000-33379).

10.6 (2)	CBOT Holdings, Inc. 2005 Long-Term Equity Plan (incorporated by reference to Exhibit 10.26 to CBOT Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 333-124730).

10.7 (1) (2)	Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan (SMSDSP) consisting of the Grandfathered SMSDSP, amended and restated as of January 1, 2008, and the Amended and Restated 409A SMSDSP, amended and restated as of January 1, 2008.

10.8 (2)	Chicago Mercantile Exchange Inc. Directors’ Deferred Compensation Plan, including First Amendment thereto, dated December 8, 1998 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 333-95561) and the Second Amendment thereto, effective as of November 5, 2003 and the Third Amendment thereto, dated December 23, 2003 (both of which are incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 10, 2005, File No. 001-31553).

10.9 (1) (2)	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Plan consisting of the Grandfathered Supplemental Retirement Plan, amended and restated as of January 1, 2008, and the Amended and Restated 409A Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008.

10.10 (2)	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Trust, including First Amendment thereto, dated September 7, 1993 (incorporated by reference to Exhibit 10.5 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 333-95561).

10.11 (2)	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Annual Incentive Plan, amended and restated effective as of April 25, 2007 (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Holdings Inc.’s Current Report on Form 8-K, filed with the SEC on April 30, 2007, File No. 000-33379).

10.12 (1) (2)	Amended and Restated CME Group Inc. Severance Plan for Corporate Officers, dated as of August 13, 2007 (incorporated by reference to Exhibit 10.9 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379) and First Amendment to the CME Group Inc. Severance Plan for Corporate Officers, effective as of December 21, 2007.

10.13 (2)	Employment Agreement, dated April 3, 2006, between Chicago Mercantile Exchange Inc. and Craig S. Donohue (incorporated by reference to Exhibit 10.1 to the Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on April 3, 2006, File No. 000-33379).

Exhibit Number	Description of Exhibit

10.14 (2)	Agreement, dated November 7, 2003 between Chicago Mercantile Exchange Inc. and Phupinder Gill (incorporated by reference to Exhibit 10.19 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004), including the First Amendment thereto, effective as of December 20, 2005 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on December 23, 2005, File No. 000-33379).

10.15 (2)	Employment Agreement, dated February 3, 2006, between Chicago Mercantile Exchange Inc. and John P. Davidson III (incorporated by reference to Exhibit 10.1 to the Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on February 8, 2006, File No. 000-33379).

10.16 (2)	Summary of Agreement between Chicago Mercantile Exchange Inc. and Terrence A. Duffy, effective as of June 6, 2007 (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 3, 2007, File No. 000-33379).

10.17 (1) (2)	Employment Agreement, dated October 5, 2007, between Chicago Mercantile Exchange Inc. and Bryan Durkin.

10.18	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Leo Melamed, dated January 31, 2005 (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on February 3, 2005, File No. 001-31553).

10.19	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Leo Melamed, dated November 14, 2005 (incorporated by reference to Exhibit 10.28 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K filed with the SEC on March 6, 2006, File No. 000 - 33379).

10.20	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Jack Sandner, dated October 10, 2005 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379).

10.21 (3)	Services Agreement by and between Chicago Mercantile Exchange Inc. and New York Mercantile Exchange, Inc. effective as of April 6, 2006 (incorporated by reference to Exhibit 10.8 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 1, 2007, File No. 000-33379).

10.22 (3)	Amended and Restated License Agreement, effective as of September 20, 2005, by and between Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc. Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379), including the Letter Agreement, dated March 30, 2006, amending the Amended and Restated License Agreement between Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc. and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc. Form 10-Q, filed with the SEC on May 8, 2006, File No. 000-33379), the Letter Amendment, dated September 22, 2006 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Inc. Form 10-Q filed with the SEC on November 6, 2006, File No. 000-33379) and the Letter Amendment, dated September 28, 2006 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc. Form 10-Q filed with the SEC on November 6, 2006, File No. 000-33379).

10.23 (4)	License Agreement, effective as of October 9, 2003, between The Nasdaq Stock Market, Inc., a subsidiary of National Association of Securities Dealers, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004, File No. 001-31553), including the amendment dated April 26, 2005 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553) and the amendment dated June 22, 2005 (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553).

10.24 (4)	Index License Agreement between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago, Inc., effective September 11, 2007. (incorporated by reference to Exhibit 10.7 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

Exhibit Number	Description of Exhibit
10.25 (3)	Shareholders Agreement dated May 4, 2006 and amended and restated on July 20, 2006 by and between Reuters Holdings Limited, CME FX Marketplace Inc., FXMarketSpace Limited (f/k/a RCFX Limited), Reuters Group PLC, Reuters Limited, the Company and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Holdings Inc. Form 10-Q, filed with the SEC on August 7, 2006, File No. 000-33379).

10.26	364-Day Revolving Credit Agreement, dated as of July 27, 2007, among CME Group Inc., as Borrower, the Lenders party thereto, and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on August 1, 2007, File No. 000-33379); Scheduled Commitment Decreases to the 364-Revolving Credit Agreement, dated August 31, 2007 and September 24, 2007 (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 3, 2007, File No. 000-33379); First Amendment, dated as of December 10, 2007, to that certain 364-Day Revolving Credit Agreement, dated as of July 27, 2007, among CME Group Inc., as Borrower, the Lenders party thereto, and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on December 13, 2007, File No. 000-33379).

10.27	Commercial Paper Dealer Agreement, dated as of August 16, 2007, between CME Group Inc., as Issuer, and Lehman Brothers Inc., as Dealer (incorporated by reference to Exhibit 4.2 above).

10.28	Commercial Paper Dealer Agreement, dated as of August 16, 2007, between CME Group Inc., as Issuer, and Lehman Brothers Inc., as Dealer (incorporated by reference to Exhibit 4.3 above).

10.29	Issuing and Paying Agency Agreement, dated as of August 16, 2007, between CME Group Inc. and JPMorgan Chase Bank, National Association, as issuing and paying agent (incorporated by reference to Exhibit 4.4 above).

10.30	Credit Agreement, dated as of October 12, 2007, between Chicago Mercantile Exchange Inc. and each of the banks from time to time party thereto and the Bank of Montreal, as administrative agent, JP Morgan Chase Bank N.A., as collateral agent, and BMO Capital Markets, as lead arranger (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on October 17, 2007, File No. 000-33379).

10.31	Office Lease by and between 10-30 South Wacker, L.P and Chicago Mercantile Exchange Inc., dated as of August 24, 2007 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on August 29, 2007, File No. 000-33379).

21.1 (1)	List of Subsidiaries of CME Group Inc.

23.1 (1)	Consent of Ernst & Young LLP

31.1 (1)	Section 302 -- Certification of Craig S. Donohue

31.2 (1)	Section 302 -- Certification of James E. Parisi

32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
(2)	Management contract or compensatory plan or arrangement.
(3)	Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC for portions of this exhibit.
(4)	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 27th day of February, 2008.

CME Group Inc.

By:	/s/ James E. Parisi
James E. Parisi
Managing Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2008.

Signature	Title

/s/ Craig S. Donohue	Chief Executive Officer and Director
Craig S. Donohue

/s/ Terrence A. Duffy	Executive Chairman of the Board and Director
Terrence A. Duffy

/s/ James E. Parisi	Managing Director and Chief Financial Officer
James E. Parisi

/s/ Nancy W. Goble	Managing Director and Chief Accounting Officer
Nancy W. Goble

/s/ Mark E. Cermak	Director
Mark E. Cermak

/s/ Dennis H. Chookaszian	Director
Dennis H. Chookaszian

/s/ Jackie Clegg	Director
Jackie Clegg

/s/ Robert F. Corvino	Director
Robert F. Corvino

Signature	Title

/s/ James A. Donaldson	Director
James A. Donaldson

/s/ Martin J. Gepsman	Director
Martin J. Gepsman

/s/ Larry G. Gerdes	Director
Larry G. Gerdes

/s/ Daniel R. Glickman	Director
Daniel R. Glickman

/s/ Elizabeth Harrington	Director
Elizabeth Harrington

/s/ Bruce F. Johnson	Director
Bruce F. Johnson

/s/ Gary M. Katler	Director
Gary M. Katler

/s/ Patrick B. Lynch	Director
Patrick B. Lynch

/s/ William P. Miller II	Director
William P. Miller II

/s/ Joseph Niciforo	Director
Joseph Niciforo

/s/ C.C. Odom II	Director
C.C. Odom II

Signature	Title

/s/ John L. Pietrzak	Director
John L. Pietrzak

/s/ Alex J. Pollock	Director
Alex J. Pollock

/s/ William G. Salatich, Jr.	Director
William G. Salatich, Jr.

/s/ John F. Sandner	Director
John F. Sandner

/s/ Terry L. Savage	Director
Terry L. Savage

/s/ Howard J. Siegel	Director
Howard J. Siegel

/s/ Christopher Stewart	Director
Christopher Stewart

/s/ David J. Wescott	Director
David J. Wescott