Form 10-Q
period 2008-03-21
CME GROUP INC.
filed 2008-05-09
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of each of the registrant’s classes of common stock as of April 23, 2008 was as follows: 54,513,263 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CME GROUP INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Effective July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings), which in connection with the merger was named CME Group Inc. Unless otherwise noted, disclosures of trading volume, revenue and other statistical information include the results of CBOT Holdings and its subsidiaries beginning on July 13, 2007.

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

•

our ability to obtain the required approvals and to satisfy the closing conditions for our proposed merger with NYMEX Holdings, Inc. and our ability to realize the benefits and control the costs of the proposed transaction;

•

our ability to successfully complete the integration of the businesses of CME Holdings and CBOT Holdings, including the fact that such integration may be more difficult, time consuming or costly than expected and revenues following the merger may be lower than expected;

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

•

changes in government policy, including policies relating to common or directed clearing or changes as a result of a combination of the Securities and Exchange Commission (SEC) and the Commodity Futures Trading Commission;

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

•	the ability of our financial safeguards package to adequately protect us from the credit risks of clearing members;

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

•	economic, political and market conditions;

•	our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of performance of our systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax on futures and options on futures transactions; and

•	the seasonality of the futures business.

For a detailed discussion of these and other factors that might affect our performance, see our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008 and Item 1A of this Report.

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

In this Quarterly Report on Form 10-Q, we refer to our cash earnings, a non-GAAP number. A reconciliation of our cash earnings to net income for the quarters ended March 31, 2008 and 2007 is set forth on page 27.

Item 1. Financial Statements

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$1,066,356	$845,312
Collateral from securities lending	—	2,862,026
Marketable securities available for sale, including pledged securities of $69,768 and $100,061	155,373	203,308
Accounts receivable, net of allowance of $940 and $1,392	251,981	187,487
Other current assets	98,394	55,900
Cash performance bonds and security deposits	1,610,025	833,022

Total current assets	3,182,129	4,987,055
Property, net of accumulated depreciation and amortization of $467,385 and $435,121	379,269	377,452
Intangible assets – trading products	7,987,000	7,987,000
Intangible assets – other, net	1,824,926	1,796,789
Goodwill	5,090,250	5,049,211
Other assets	774,329	108,690

Total Assets	$19,237,903	$20,306,197

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$51,804	$58,965
Payable under securities lending agreements	—	2,862,026
Short-term debt	164,952	164,435
Other current liabilities	358,447	157,615
Cash performance bonds and security deposits	1,610,025	833,022

Total current liabilities	2,185,228	4,076,063
Deferred tax liabilities	3,805,598	3,848,240
Other liabilities	70,247	76,257

Total Liabilities	6,061,073	8,000,560

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 54,489 and 53,278 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	545	533
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	11,338,452	10,688,766
Retained earnings	1,840,301	1,619,440
Accumulated other comprehensive loss	(2,468)	(3,102)

Total Shareholders’ Equity	13,176,830	12,305,637

Total Liabilities and Shareholders’ Equity	$19,237,903	$20,306,197

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2008	2007
Revenues
Clearing and transaction fees	$525,067	$258,241
Quotation data fees	56,765	25,016
Processing services	17,482	34,759
Access and communication fees	10,539	7,663
Other	15,257	6,652

Total Revenues	625,110	332,331

Expenses
Compensation and benefits	73,289	56,400
Communications	14,772	9,079
Technology support services	16,994	8,892
Professional fees and outside services	14,751	9,172
Amortization of purchased intangibles	16,210	306
Depreciation and amortization	34,315	19,683
Occupancy and building operations	16,733	8,827
Licensing and other fee agreements	13,490	7,035
Restructuring	1,780	—
Other	24,115	12,330

Total Expenses	226,449	131,724

Operating Income	398,661	200,607

Non-Operating Income (Expense)
Investment income	9,177	17,305
Securities lending interest income	23,644	32,890
Securities lending interest expense	(18,219)	(32,425)
Interest expense	(2,104)	—
Guarantee of exercise right privileges	8,397	—
Equity in losses of unconsolidated subsidiaries	(3,929)	(3,020)
Other expenses	(8,390)	—

Total Non-Operating	8,576	14,750

Income before Income Taxes	407,237	215,357
Income tax provision	123,689	85,329

Net Income	$283,548	$130,028

Earnings per Common Share:
Basic	$5.28	$3.73
Diluted	5.25	3.69
Weighted Average Number of Common Shares:
Basic	53,751	34,851
Diluted	54,028	35,229

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2007	53,278	3	$10,689,299	$1,619,440	$(3,102)	$12,305,637
Comprehensive income:
Net income				283,548		283,548
Change in net unrealized gain on securities, net of tax of $211					336	336
Change in net actuarial loss on defined benefit plans, net of tax of $161					243	243
Change in foreign currency translation adjustment, net of tax of $21					55	55

Total comprehensive income						284,182
Cash dividend on common stock of $1.15 per share				(62,687)		(62,687)
Class A common stock issued in exchange for BM&F stock	1,189		631,394			631,394
Tax benefit of stock issuance costs related to CBOT Holdings merger			6,385			6,385
Costs in connection with prior repurchase of Class A common stock			(226)			(226)
Exercise of stock options	22		2,800			2,800
Excess tax benefits from option exercises and restricted stock vesting			3,015			3,015
Stock-based compensation			6,330			6,330

Balance at March 31, 2008	54,489	3	$11,338,997	$1,840,301	$(2,468)	$13,176,830

Balance at December 31, 2006	34,836	3	$405,862	$1,116,209	$(2,979)	$1,519,092
Cumulative effect of adopting FIN No. 48				(3,720)		(3,720)

Balance at January 1, 2007	34,836	3	405,862	1,112,489	(2,979)	1,515,372
Comprehensive income:
Net income				130,028		130,028
Change in net unrealized loss on securities, net of tax of $310					468	468
Change in net actuarial loss on defined benefit plans, net of tax of $858					(1,300)	(1,300)
Change in foreign currency translation adjustment, net of tax of $12					18	18

Total comprehensive income						129,214
Cash dividend on common stock of $0.86 per share				(29,995)		(29,995)
Exercise of stock options	26		1,901			1,901
Excess tax benefits from option exercises and restricted stock vesting			4,783			4,783
Stock-based compensation			4,517			4,517

Balance at March 31, 2007	34,862	3	$417,063	$1,212,522	$(3,793)	$1,625,792

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$283,548	$130,028
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,330	4,517
Amortization of shares issued to Board of Directors	590	385
Amortization of purchased intangibles	16,210	306
Depreciation and amortization	34,315	19,683
Recognition of in-process research and development acquired from Credit Market Analysis Limited	3,750	—
Allowance for doubtful accounts	(452)	135
Net amortization (accretion) of premiums and discounts on marketable securities	(187)	(173)
Net accretion of discount and amortization of financing costs on short-term debt	(746)	—
Guarantee of exercise right privileges	(8,397)	—
Equity in losses of unconsolidated subsidiaries	3,929	3,020
Deferred income taxes	(36,227)	(8,057)
Change in assets and liabilities:
Accounts receivable	(54,942)	(41,088)
Other current assets	1,562	(479)
Other assets	(18,686)	(287)
Accounts payable	(7,400)	5,403
Other current liabilities	20,183	(27,249)
Income taxes payable	132,665	88,323
Other liabilities	859	3,290

Net Cash Provided by Operating Activities	376,904	177,757

Cash Flows from Investing Activities:
Proceeds from maturities of marketable securities	84,697	52,749
Purchases of marketable securities	(35,543)	(31)
Purchases of property, net	(33,418)	(16,267)
Acquisition of Credit Market Analysis Limited, net of cash received	(68,826)	—
Merger-related transaction costs	—	(7,399)
Purchase of derivative related to BM&F investment	(45,195)	—
Capital contributions to FXMarketSpace Limited	(2,384)	(12,455)
Contingent consideration for Liquidity Direct Technology, LLC assets	—	(754)

Net Cash (Used in) Provided by Investing Activities	(100,669)	15,843

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Quarter Ended March 31,
	2008	2007
Cash Flows from Financing Activities:
Proceeds from short-term debt, net of financing costs	$3,012,326	$—
Repayment of short-term debt	(3,010,977)	—
Cash dividends	(62,687)	(29,995)
Proceeds from exercise of stock options	2,800	1,901
Excess tax benefits related to employee option exercises and restricted stock vesting	3,347	4,783

Net Cash Used in Financing Activities	(55,191)	(23,311)

Net change in cash and cash equivalents	221,044	170,289
Cash and cash equivalents, beginning of period	845,312	969,504

Cash and Cash Equivalents, End of Period	$1,066,356	$1,139,793

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$24,045	$4,000
Interest paid (excluding interest for securities lending)	2,823	—
Non-cash investing activities:
Net unrealized securities gains	547	778
Change in foreign currency translation adjustment	76	30
Non-cash financing activities:
Issuance of common stock in exchange for Bolsa de Mercadorias & Futuros S.A. stock	631,394	—

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

CME Group acquired Credit Market Analysis Limited, a private company incorporated in the United Kingdom, and its three subsidiaries (collectively, CMA) on March 23, 2008. The financial statements and accompanying notes presented in this report include the financial results of CMA beginning March 24, 2008.

The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

The consolidated financial statements consist of CME Group and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT) and their subsidiaries (collectively, the exchange). In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2008 and December 31, 2007, and the results of operations and cash flows for the quarters ended March 31, 2008 and 2007. Quarterly results are not necessarily indicative of results for any subsequent period.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made to the 2007 financial statements to conform to the presentation in 2008.

2. Business Combinations

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

Under purchase accounting, CME Holdings is considered the acquirer of CBOT Holdings. The preliminary purchase price consists of the following (in thousands, except per share data):

Acquisition of outstanding common stock in exchange for CME Holdings’ common stock (52,843 CBOT Holdings shares x 0.375 exchange ratio x $560.24 per CME share)	$11,101,928
Acquisition of CBOT Holdings’ common stock prior to merger	19
Fair value of CBOT Holdings’ stock options assumed	42,907
Merger-related transaction costs	50,047

Total Preliminary Purchase Price	$11,194,901

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

Preliminary purchase price allocation. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the preliminary purchase was allocated to CBOT Holdings’ net tangible and identifiable intangible assets based on their estimated fair values as of July 12, 2007 as set forth below. The allocation of the purchase price was based on certain preliminary valuations and the estimates and assumptions are subject to change. The company expects to finalize its purchase price allocation within the next quarter.

(in thousands)
Cash	$116,010
Other current assets	37,076
Property and equipment	154,138
Intangible assets	9,802,076
Other non-current assets	41,363
Accounts payable and other current liabilities	(50,217)
Long-term deferred tax liabilities, net	(3,924,076)
Other non-current liabilities	(11,422)
Restructuring liabilities	(21,121)
Deferred stock-based compensation	2,704

Net tangible and intangible assets	6,146,531
Goodwill	5,048,370

Total Preliminary Purchase Price	$11,194,901

Pro forma results. The following unaudited condensed pro forma consolidated income statement assumes that the merger was completed as of January 1, 2007.

(in thousands, except per share data)	Quarter Ended March 31, 2007
Total Revenues	$498,103
Total Expenses	225,165
Total Non-Operating Income (Expense)	14,881
Net Income	171,742

Earnings per Common Share:
Basic	$3.14
Diluted	3.12

This pro forma information has been prepared for comparative purposes only and is not intended to be indicative of past or future results. The pro forma information for the period presented includes purchase accounting effects on historical CBOT Holdings’ operating results, amortization of purchased intangibles, stock-based compensation expense for unvested stock options assumed, and the impact of CBOT Holdings’ special dividend, which was paid under the terms of the merger agreement, on investment income. Results for the quarter ended March 31, 2007 include CBOT Holdings’ merger-related transaction costs of approximately $13.0 million.

CMA

On March 23, 2008, CME Group purchased CMA, a leading provider of credit derivatives market data, in exchange for cash. This acquisition is expected to provide CME Group with greater exposure to the credit derivatives market. Additionally, CME Group will leverage its clearing and trade execution capabilities, enhancing CMA’s products to create greater value and efficiencies for its customers.

Under SFAS No. 141, the preliminary purchase price of $93.0 million was allocated to CMA’s net tangible and identifiable intangible assets based on their preliminary estimated fair values as of the acquisition date. The excess of the preliminary purchase price over the net tangible assets and identifiable intangible assets was recorded as goodwill. Based on the preliminary purchase price allocation, CME Group recorded $41.2 million of goodwill and $48.2 million in identifiable intangible assets. Additional cash consideration of up to $4.1 million is payable contingent upon meeting specific performance conditions related to the collection of accounts receivable during the first six months of operations after closing. Contingent consideration will be recorded as additional purchase price and will increase goodwill as it becomes payable when the contingency is resolved.

3. Performance Bonds and Security Deposits

CME maintains performance bond and security deposit requirements for futures and options traded on the CME and CBOT exchange marketplaces, as well as for FXMarketSpace Limited (FXMS) products for which CME provides clearing services. Each firm that clears futures and options traded on the CME or CBOT exchange or that transacts in over-the-counter products with FXMS is required to deposit acceptable collateral and maintain specified performance bonds and security deposits principally in the form of cash, funds deposited in the various Interest Earnings Facility programs, U.S. government and certain foreign government securities, bank letters of credit or shares of specific U.S. equity securities. Clearing firm positions are combined to create a single portfolio for each clearing firm’s regulated and non-regulated accounts with CME for which performance bond and security deposit requirements are calculated. Performance bonds and security deposits are available to meet the financial obligations of that clearing firm to CME. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of CME in excess of amounts needed for normal operations. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposit required. As a result, these assets and offsetting liabilities may vary significantly over time.

In addition, the rules and regulations of CBOT require certain minimum financial requirements for delivery of physical commodities, maintenance of capital requirements and deposits on pending arbitration matters. To satisfy these requirements, CBOT clearing firms have deposited cash, U.S. Treasury securities and letters of credit.

4. Intangible Assets and Goodwill

Intangible assets, which includes intangible assets recognized in the CMA acquisition, consisted of the following at March 31, 2008:

(in thousands)	Cost	Accumulated Amortization	Net Book Value
Clearing firm, market data and other customer relationships	$1,501,110	$(35,817)	$1,465,293
Dow Jones licensing agreement	74,000	(4,829)	69,171
Lease-related intangibles	42,176	(3,876)	38,300
Market maker agreement	9,682	(3,255)	6,427
Technology-related intellectual property	22,800	(1,143)	21,657
Other (1)	8,980	(4,142)	4,838

Total Amortizable Intangible Assets	$1,658,748	$(53,062)	1,605,686

Trading products			7,987,000
Trade names			216,640
Products in development			2,600

Total Indefinite-Lived Intangible Assets			8,206,240

Total Intangible Assets			$9,811,926

(1)	Other intangible assets consist primarily of open interest, non-compete and service agreements, trade names, and foreign currency translation adjustments.

Total amortization expense for intangible assets was $16.2 million and $0.3 million for the quarters ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the future estimated amortization expense related to amortizable intangible assets is expected to be:

Remainder of 2008	$56,306
2009	71,583
2010	71,124
2011	70,502
2012	65,370
2013	59,979
Thereafter	1,210,822

Goodwill consisted of the following at March 31, 2008:

(in thousands)	Balance at January 1, 2008	Acquisitions	Other Activity (1)	Balance at March 31, 2008
CBOT Holdings	$5,037,316	$—	$(442)	$5,036,874
CMA	—	41,220	—	41,220
Swapstream	11,895		261	12,156

Total Goodwill	$5,049,211	$41,220	$(181)	$5,090,250

(1)	Other activity consists primarily of a foreign currency translation adjustment for Swapstream and the recognition of excess tax benefits upon exercise of stock options assumed for CBOT Holdings.

5. Other Investments

On February 26, 2008, the company completed its transaction with Bolsa de Mercadorias & Futuros S.A. (BM&F). Under the agreement, the company issued 1.2 million shares of Class A common stock (an approximately 2% equity interest in CME Group) at a cost of $631.4 million in exchange for 101.1 million shares in BM&F (an equity stake of approximately 10% in BM&F). The company may not sell its shares in BM&F for four years after the purchase date. As a result, BM&F stock will be carried at cost until within 12 months of the restriction lapsing, after which time the stock will be accounted for as an available-for-sale security.

In April 2008, BM&F and Bovespa Holding S.A. (“Bovespa”) announced a proposed merger. On May 8, 2008, the shareholders of BM&F and Bovespa approved the transaction. After the completion of the transaction, CME Group’s equity stake in BM&F will be reduced to approximately 5% of the combined company.

6. Restructuring

In August 2007, subsequent to its recent merger with CBOT Holdings, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operational efficiencies. Restructuring efforts include reductions in employee positions, the closure of duplicate facilities and consolidation of trading and other technologies.

Total estimated restructuring costs of $33.5 million consist primarily of severance and transitional payments and contract termination penalties which will be substantially completed by July 2008. Costs of $21.1 million were recognized as a liability in the allocation of CBOT Holdings’ purchase price in 2007, and accordingly, resulted in an increase to goodwill. Restructuring expense may change as the company executes its approved plans. Future increases in estimates will be recorded as an adjustment to goodwill during the purchase accounting allocation period and as an adjustment to operating expenses thereafter. Future decreases in estimates will be recorded as an adjustment to goodwill regardless of the date of the decrease.

In addition to costs recognized in purchase accounting, costs of $11.8 million are being recognized as restructuring expense over the service period subsequent to the merger required from transitional employees. Through March 31, 2008, the company has recorded restructuring expense of $10.7 million.

The following is a summary of restructuring activity:

(in thousands)	Initial Restructuring Costs	Interest on Deferred Payments	Total Accrued To Date	Cash Payments	Liability at 03/31/08	Total Expected Payments
Severance and associated costs	$21,346	$154	$21,500	$(15,351)	$6,149	$22,638
Contract terminations	10,447	312	10,759	(3,857)	6,902	10,831

Total Restructuring	$31,793	$466	$32,259	$(19,208)	$13,051	$33,469

7. Contingencies and Guarantees

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

On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the CBOE. The lawsuit seeks to enforce and protect the exercise right privileges (ERPs). The lawsuit alleges that these ERPs allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. On January 4, 2007, the plaintiffs filed a Second Amended Complaint, in which they added a count seeking a declaration that, contrary to the position taken by the CBOE before the Securities and Exchange Commission (SEC), the merger between CBOT Holdings and CME Holdings would not result in the termination of the ERPs. The lawsuit seeks declaratory and injunctive relief as well as recovery of attorneys’ fees. On January 11, 2007, the plaintiffs filed a motion for partial summary judgment. On January 16, 2007, the defendants filed a motion to dismiss the Second Amended Complaint. On January 15, 2008, the SEC approved CBOE’s rule interpretation that no person qualifies to become or remain a CBOE exerciser member following the merger. Both parties have requested that the court enter a judgment in their favor as a matter of law.

On March 17, 2008, Cataldo J. Capozza filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, the NYMEX Holdings board of directors and CME Group. The complaint alleges, among other things, that NYMEX Holdings and its board of directors breached their fiduciary duties in approving the merger agreement by failing to take steps to maximize the value of NYMEX Holdings to its public shareholders, failing to properly value NYMEX Holdings and taking steps to avoid competitive bidding, to cap the price of NYMEX Holdings’ common stock and to give CME Group an unfair advantage by failing to solicit other potential acquirors or alternative transactions. The complaint further alleges that CME Group aided and abetted the alleged breaches of fiduciary duty. On April 14, 2008, Polly Winters also filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, the NYMEX Holdings board of directors and CME Group. On April 15, 2008, Joan Haedrich also filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, the NYMEX Holdings board of directors and CME Group. The allegations of the Winters and Haedrich complaints are, in substance, the same as those asserted in the Capozza complaint. The plaintiffs seek to enjoin the merger. The company intends to defend vigorously against the allegations.

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

CBOE Exercise Right Privileges. Under the terms of the merger agreement, eligible CBOT members who hold ERPs were each given the choice of tendering their ERP to the company for $250,000 payable after the closing or to participate as a class member in the CBOE lawsuit with a guaranteed payment of up to $250,000 from the company if the lawsuit results in a recovery of less than that amount. At the close of the merger, there were 1,331 ERPs outstanding. In August 2007, 159 ERPs were tendered to the company. As of March 31, 2008, there were 1,172 outstanding ERPs that could seek recovery from CME Group under the guarantee election. The maximum possible aggregate payment under the guarantee is $293.0 million.

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement that has been extended through October 2009. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At March 31, 2008, CME was contingently liable to SGX on irrevocable letters of credit totaling $82.0 million and had pledged securities with a fair value of $69.8 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of security deposits and performance bonds of the defaulting clearing firm.

8. Derivatives Transactions

The company mitigates certain financial exposures to currency risk through the use of derivative financial instruments as part of its risk management program. The company has entered into foreign exchange derivative contracts, including forward and option contracts, to reduce its exposure to foreign currency exchange rates.

In connection with its purchase of BM&F stock in February 2008, CME Group purchased an option to hedge against changes in the fair value of BM&F stock resulting from foreign currency exchange rate fluctuations between the U.S. Dollar and the Brazilian Real (BRL) beyond the option’s exercise price. For accounting purposes, the hedged amount is equal to an underlying notional value of BRL1.3 billion. This amount represents the fair value of the BM&F stock at the time the stock purchase was negotiated.

To mitigate credit risk, the derivative agreement requires CME Group’s counterparty to collateralize substantially all of the option’s fair value with cash or U.S. Treasury securities. The collateral is adjusted on a daily basis. At March 31, 2008, the fair value of the derivative was $43.0 million. During the first quarter of 2008, the company recognized a loss on the derivative of $2.2 million which is included in investment income in the consolidated statements of income. Although the option has been designated as a hedge, hedge accounting will not apply until the current spot rate is above the option’s exercise price.

9. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the board of directors and previously unvested CBOT stock options, was $6.9 million for the quarter ended March 31, 2008 and $4.9 million for the quarter ended March 31, 2007. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $2.7 million and $1.9 million for the quarters ended March 31, 2008 and 2007, respectively.

In the first quarter of 2008, the company granted employees stock options totaling 2,285 shares under the Omnibus Stock Plan. The options have a ten-year term with an exercise price of $486 per share, the closing market price on the date of grant. The fair value of these options totaled $0.5 million, measured at the grant date using the Black-Scholes valuation model. The Black-Scholes fair value of the option grants was calculated using the following assumptions: dividend yield of 0.9%; expected volatility of 46%; risk-free interest rate of 2.8%; and expected life of 6.5 years. The grant date weighted average fair value of options granted during the quarter was $218 per share.

In the first quarter of 2008, the company also granted 1,322 shares of restricted Class A common stock which generally have a vesting period of two to five years. The fair value of these grants is $0.6 million, which is recognized as compensation expense on an accelerated basis over the vesting period.

10. Fair Value Measurements

In January 2008, CME Group adopted SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing a framework for measuring fair value. The standard creates a three-level hierarchy, which establishes classification of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs consist of observable market data other than level 1 inputs such as quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and can’t be corroborated by market data or other entity specific inputs.

Financial assets and liabilities recorded in the consolidated balance sheet as of March 31, 2008 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$143,207	$12,166	$—	$155,373
Derivative contracts	—	1,264	42,998	44,262

Total Assets at Fair Value	$143,207	$13,430	$42,998	$199,635

Liabilities:
Derivative contracts	$—	$443	$—	$443
Guarantee of CBOE exercise right privileges	—	—	5,586	5,586

Total Liabilities at Fair Value	$—	$443	$5,586	$6,029

The following is a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2008.

(in thousands)	Derivative Contract Asset	Guarantee of CBOE Exercise Right Privileges
Fair value of assets (liabilities) at January 1, 2008	$—	$(13,983)
Purchases	45,195	—
Realized and unrealized gains (losses) included in net income	(2,197)	8,397

Fair value of assets (liabilities) at March 31, 2008	$42,998	$(5,586)

The realized and unrealized gains (losses) included in net income related to the assets and liabilities above are attributable to assets and liabilities still held at March 31, 2008.

The unrealized loss on the derivative contract is recorded in investment income within non-operating income (expense) The change in fair value of the guarantee of CBOE ERP’s is also recorded in non-operating income (expense).

11.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options of approximately 134,000 and 8,100 were anti-dilutive for the quarters ended March 31, 2008 and 2007, respectively. These shares were not included in the diluted earnings per common share calculations.

	Quarter Ended March 31,
(in thousands, except per share data)	2008	2007
Net Income	$283,548	$130,028

Weighted Average Number of Common Shares:
Basic	53,751	34,851
Effect of stock options	268	368
Effect of restricted stock grants	9	10

Diluted	54,028	35,229

Earnings per Common Share:
Basic	$5.28	$3.73
Diluted	5.25	3.69

12. Pending Transactions

CBOT Metals Trading Products. On March 14, 2008, CME Group announced the planned sale of its metals trading products, including open interest, to NYSE Euronext. Metals trading products, which were acquired as part of the merger with CBOT Holdings, had a carrying amount of approximately $28.0 million at March 31, 2008. The sale is contingent on pending regulatory approvals and customary closing conditions and is expected to be completed in late 2008. Cash proceeds are subject to change based on certain performance measures around the time of closing. The company does not expect to recognize a significant gain or loss upon completion of the sale.

Merger with NYMEX Holdings. On March 17, 2008, CME Group and NYMEX Holdings, Inc. (NYMEX Holdings) signed a definitive agreement under which CME Group will acquire NYMEX Holdings. Under the terms of the definitive agreement, shareholders of NYMEX Holdings will receive total consideration equal to 0.1323 shares of CME Group Class A common stock and $36.00 in cash for each share of NYMEX Holdings common stock outstanding, or an aggregate of approximately 12.5 million shares of CME Group Class A common stock and cash of approximately $3.4 billion based on the number of NYMEX Holdings shares outstanding at December 31, 2007. The total cash consideration is limited to the product of the NYMEX Holdings common stock outstanding at the effective time of the merger and $36.00 per share. CME Group may choose to increase the cash amount under certain circumstances. The cash component of the transaction will be financed through cash on hand and debt financing, to the extent necessary. The merger agreement contains certain termination rights for CME Group and NYMEX Holdings. NYMEX Holdings is required to offer to purchase 816 outstanding NYMEX Holdings Class A memberships for consideration not to exceed $500 million in the aggregate, or approximately $612,000 per membership. The closing of the merger will be conditioned on, among other things, at least 75 percent of the memberships being purchased. The merger agreement further provides that CME Group or NYMEX Holdings will be required to pay the other a termination fee of $308.0 million if the agreement is terminated under certain circumstances. The merger is expected to close in the fourth quarter of 2008, subject to a number of approvals, including shareholder, membership and regulatory approvals, as well as completion of customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements, the accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in CME Group Inc.’s (CME Group’s) Annual Report on Form 10-K for the year ended December 31, 2007.

References in this discussion and analysis to “we” and “our” are to CME Group and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT) and their subsidiaries, collectively.

Effective July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings). At the time of the merger, the combined company was renamed CME Group. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes only the consolidated financial results of CME Holdings and its subsidiaries for the quarter ended March 31, 2007. The financial results of the former CME Holdings and CBOT Holdings are included in the consolidated financial results of CME Group for the quarter ended March 31, 2008. In addition, on March 23, 2008, CME Group acquired Credit Market Analysis Ltd., a private company incorporated in the United Kingdom, and its wholly-owned subsidiaries (collectively, CMA). The acquisition of CMA did not have a material impact on our consolidated financial results for the quarter ended March 31, 2008.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies that we consider to be critical. Information regarding critical accounting policies as of December 31, 2007 is contained in Item 7 of our 2007 Annual Report on Form 10-K. The following is additional information regarding critical accounting policies adopted in 2008:

Valuation of Financial Instruments. In January 2008, we adopted Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing a framework for measuring fair value. SFAS No. 157 applies to all financial instruments that are measured and reported on a fair value basis.

SFAS No. 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

We have categorized our financial instruments measured at fair value into a three-level classification in accordance with SFAS No. 157. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Assets and liabilities carried at Level 1 fair value generally include U.S. government and agency securities, equities listed in active markets, and investments in publicly traded mutual funds with quoted market prices.

•	Level 2 – Inputs are either directly or indirectly observable and corroborated by market data or are based on quoted prices in markets that are not active.

Fair valued assets and liabilities carried at Level 2 fair value generally include municipal bonds, corporate debt, and certain derivatives.

•	Level 3 – Inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability.

Generally, assets and liabilities at fair value utilizing Level 3 inputs include certain complex over-the-counter derivative contracts and certain other assets and liabilities with inputs that require management’s judgment.

In order to corroborate the reasonableness of the fair value of our Level 3 fair value models, we have obtained valuations for those assets and liabilities from outside third parties. For further discussion regarding the fair value of financial assets and liabilities, see Note 10 in the notes to the unaudited consolidated financial statements.

Derivative Transactions. We use derivative financial instruments for the purpose of hedging exposures to fluctuations in foreign currency exchange rates. Derivatives are recorded at fair value in the consolidated balance sheets. For a derivative designated as a fair value hedge of a recognized asset or liability or an unrecognized firm commitment, any gain or loss on the derivative is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If there is an ineffective portion of the gain or loss associated with a hedge, it is reported in earnings immediately. Any realized gains and losses from hedges are classified in the consolidated statements of income consistent with the accounting treatment of the items being hedged.

Results of Operations

Financial Highlights

The comparability of our operating results for the first quarter to the same period in 2007 is significantly impacted by our merger with CBOT Holdings. In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense resulting from the merger wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

•

Total operating revenues grew by 88% in the first quarter of 2008 when compared with the same period in 2007. The most significant increases occurred in clearing and transaction fee revenue and quotation data fees while processing services experienced a decrease.

•

Total operating expenses increased by 72% in the first quarter driven mostly by increases in compensation and benefits, amortization of purchased intangibles, depreciation and amortization, and other expense.

•	Operating margin, which we define as operating income expressed as a percentage of total revenues, increased to 64% in the first quarter of 2008 compared with 60% in the same period in 2007.

•

Non-operating income decreased primarily due to transaction costs incurred for the completion of our investment in Bolsa de Mercadorias & Futuros S.A. (BM&F). We also experienced a decrease in investment income attributable primarily to a decline in market interest rates. Decreases were partially offset by an increase in net securities lending income and a change in the fair value of our guarantee of Chicago Board of Options Exchange (CBOE) exercise right privileges.

•

The effective tax rate decreased to 30.4% in the first quarter of 2008 compared with 39.6% in the same period of 2007 due primarily to an Illinois tax law change that resulted in a $38.6 million reduction in expense recorded this quarter.

Operating Revenues

	Quarter Ended March 31,
(dollars in millions)	2008	2007	Change
Clearing and transaction fees	$525.1	$258.2	103%
Quotation data fees	56.8	25.0	127
Processing services	17.5	34.8	(50)
Access and communication fees	10.5	7.7	38
Other	15.2	6.6	129

Total Revenues	$625.1	$332.3	88

Clearing and Transaction Fees. Revenue increased primarily due to growth in trading volume partially offset by a decrease in average rate per contract.

Volume

The following table summarizes average daily trading volume. For comparative purposes, CME and CBOT products have been presented separately. All amounts exclude TRAKRS, Swapstream and auction-traded products.

	Quarter Ended March 31,
(amounts in thousands)	2008	2007	Change
Product Line Average Daily Volume:
Interest rate:
CME	4,471	3,639	23%
CBOT	3,780	—	n.m.

Equity:
CME	3,613	2,167	67
CBOT	216	—	n.m.

Foreign exchange:
CME	640	555	15

Commodity and alternative investment:
CME	101	93	9
CBOT	848	—	n.m.

Aggregate Average Daily Volume:
CME	8,825	6,454	37
CBOT	4,844	—	n.m.

Electronic Volume:
CME	7,235	4,815	50
CBOT	3,862	—	n.m.
Electronic Volume as a Percentage of Total Average Daily Volume	81%	75%
n.m. not meaningful

Trading volume increased in the first quarter of 2008 when compared with the same period in 2007 due primarily to the addition of the CBOT product lines. We also believe that a significant increase in market volatility, resulting in part from uncertainty surrounding the sub-prime debt market and inflationary concerns, and an increase in automated trading systems by our customers also contributed to an increase in overall volume. In January 2008, we moved the e-CBOT products, with the exception of the metals products, to the CME Globex platform. This migration contributed to an increase in electronic volume for CBOT products to an average of 3.9 million contracts per day from 3.0 million contracts per day during the same period of 2007. In this and the following discussion of volume, CBOT product volume for the first quarter of 2007 is provided for comparative purposes only and does not relate to revenue recognized by CME Group in the first quarter of 2007.

Interest Rate Products

Trading volume for interest rates increased due in large part to the addition of CBOT interest rate products. The 10-year and 5-year U.S. Treasury note futures and options, which had average daily volume of 1.7 million and 1.0 million contracts, respectively, contributed to a significant portion of the CBOT interest rate products volume during the first quarter of 2008. During the first quarter of 2007, average daily volume for 10-year and 5-year U.S. Treasury note futures and options was 1.5 million and 0.7 million contracts, respectively.

Overall trading volume growth in interest rate products also resulted from increased market volatility during the first quarter of 2008 when compared with the same period in 2007. The rise in market volatility, which we believe was generated from concerns about the sub-prime debt markets and uncertainty surrounding market interest rates, contributed to a 34% increase in average daily trading volume for CME Eurodollar futures traded electronically to 3.0 million contracts per day in the first quarter of 2008 compared with the same period in 2007. We also believe an increase in automated trading systems by our customers resulted in an increase in overall electronic interest rate volume.

Equity Products

The increase in equity product trading volume in the first quarter of 2008 when compared with the same period in 2007 was due mostly to a significant rise in average volatility in the equity markets resulting from sub-prime debt market and inflationary concerns. Average volatility, as measured by the CBOE Volatility Index, more than doubled during the first quarter of 2008 compared with the same period in 2007. We also believe an increase in equity product trading volume was due to an increase in automated trading systems by our customers.

Average daily volume of our E-mini equity products increased by 73% to 3.4 million contracts in the first quarter of 2008 compared with the same period in 2007. Included in this increase were E-mini S&P 500 futures and options, which grew 87% to an average of 2.6 million contracts a day.

As announced in June 2007, our license to list Russell-based contracts will terminate in September 2008 when the last contracts currently traded expire. Average daily volume for the Russell-based contracts was 322,000 for the first quarter of 2008. In June 2007, we launched new E-mini S&P small cap futures and options contracts, based on the S&P 600 Index, to offer a comparable alternative to Russell-based contracts.

Foreign Exchange Products

Growth in trading volume for foreign exchange products was driven primarily by the decline of the U.S dollar relative to other major currencies. We also believe that increased volatility in the fixed income market contributed to an increase in volume during the first quarter of 2008. In the first quarter of 2008, electronic foreign exchange volume increased to 94% of total foreign exchange volume compared with 90% in the same period of 2007.

Commodities and Alternative Investments

The increase in trading volume during the first quarter of 2008 was primarily attributable to the additional volume generated from CBOT commodities. The CBOT commodities consist primarily of corn and soybean futures and options. We also believe the increase in commodities and alternative investments is due to increased pressure on commodities prices and additional use of commodities as an asset class.

On March 14, 2008, we announced the planned sale of our metals trading products, including its open interest, to NYSE Euronext. The sale is expected to be completed in late 2008 and is contingent on pending regulatory approvals and customary closing conditions.

Average Rate Per Contract

The increase in average daily volume in the first quarter of 2008 was partially offset by a decrease in the average rate, or revenue, per contract. All amounts in the following table exclude TRAKRS, Swapstream and auction-traded products.

	Quarter Ended March 31,
	2008	2007	Change
Total volume (in millions)	833.8	400.2	108%
Clearing and transaction fees (in millions)	$524.9	$257.7	104
Average rate per contract	$0.630	$0.644	(2)

The decrease in average rate per contract in the first quarter of 2008 was due largely to an increase in member trading when compared with the same period in 2007. During the first quarter of 2008, CME member trading volume grew to 82% of total volume compared with 81% of total volume in the same period in 2007. We believe that this increase in member trading is primarily attributable to higher volumes by automated trading systems, which typically receive member rates. Additionally, the E-mini S&P 500 futures and options average rate per contract decreased due to incremental volume reaching the CME Globex surcharge cap, resulting in a decrease in the average rate per contract.

The impact of the average rate per contract for the CBOT products added to our existing product lines partially offset the overall decrease in the average rate per contract. The average rate per contract for the CBOT products during the first quarter of 2008 was $0.687. In addition, during the quarter, the percentage of CME total volume by product line shifted away from CME interest rate products to CME equity products, which have a higher rate per contract. As a percentage of total volume, CME equity volume increased by 7% in the first quarter of 2008 when compared with the same period in 2007 while CME interest rate product volume decreased by 6%.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of their customers. We currently have approximately 120 clearing firms. One firm represented approximately 10% of our clearing and transaction fee revenue for the first quarter of 2008. Should a clearing firm discontinue operations, we believe the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe this concentration exposes us to significant risk from the loss of revenue earned from a particular firm.

Quotation Data Fees. Quotation data fees increased largely due to the addition of revenue from basic services provided to existing CBOT customers.

	Quarter Ended March 31,
	2008	2007	Change
Average estimated monthly basic device screen count	301,000	146,000	155,000
Basic device monthly fee per device	$55	$50	$5

Estimated increase in income due to count (in millions)			$23.3
Estimated increase in income due to rate (in millions)			4.5

Users of both CME and CBOT basic services paid $55 per month in 2008 for each market data screen, or device, compared with $50 per month in 2007. Approximately $1.2 million of additional revenue was also generated from rate increases on other data fees and surcharges.

The two largest resellers of our market data generated approximately 54% of our quotation data fees revenue in the first quarter of 2008. However, we consider exposure to significant risk of revenue loss to be minimal despite this concentration. In the event one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller.

Processing Services. The decrease in revenue was due mainly to the elimination of fees generated by the clearing agreement with CBOT, which terminated as a result of our merger with CBOT Holdings. Our prior agreement with CBOT generated $21.9 million in revenue during the first quarter of 2007.

The elimination of revenue from the CBOT clearing agreement was partially offset by an increase in fees generated by our trade matching agreement with NYMEX. Average daily volume of NYMEX products available on the CME Globex platform increased 51% to 1.0 million contracts in the first quarter of 2008 compared with the same period in 2007 resulting in an increase in revenue of $4.4 million in the first quarter of 2008.

Access and Communication Fees. Revenue growth was primarily attributable to telecommunication services provided to CBOT customers, which contributed incremental revenue of approximately $1.7 million in the first quarter of 2008. Customer upgrades to higher bandwidth connections and our co-location program expansion also contributed to the increase in access and communication fees.

Other Revenues. Rental income and associated revenues from building operations acquired as a result of the merger with CBOT Holdings contributed incremental revenue of $5.3 million in the first quarter of 2008 when compared with the same period in 2007. Other incremental revenues from CBOT totaled $1.0 million for the first quarter of 2008. In addition, we earned $1.2 million in incremental fees from the Interest Earning Facility programs due to an increase in the average funds invested by our clearing firm members in these programs.

Expenses

	Quarter Ended March 31,
(dollars in millions)	2008	2007	Change
Compensation and benefits	$73.3	$56.4	30%
Communications	14.8	9.1	63
Technology support services	17.0	8.9	91
Professional fees and outside services	14.7	9.2	61
Amortization of purchased intangibles	16.2	0.3	n.m.
Depreciation and amortization	34.3	19.7	74
Occupancy and building operations	16.7	8.8	90
Licensing and other fee agreements	13.5	7.0	92
Restructuring	1.8	—	n.m.
Other	24.1	12.3	96

Total Expenses	$226.4	$131.7	72%

n.m. not meaningful

Compensation and Benefits. The net increase for the first quarter, when compared with the same period in 2007, consisted primarily of the following:

(in millions)	Increase (Decrease)
Average headcount	$15.1
Stock-based compensation	1.8
Bonus	1.8
Non-qualified deferred compensation plan	(2.1)

•

Average headcount increased by 35%, or about 500 employees, in the first quarter of 2008 compared with the same period in 2007. This increase resulted primarily from the addition of approximately 690 employees as a result of our merger with CBOT Holdings in July 2007. This was offset by the effect of our ongoing workforce reduction plan which has eliminated approximately 250 positions since August 2007. As of March 31, 2008 and 2007, we had approximately 1,990 and 1,460 employees, respectively. This includes an estimated 50 CMA employees at March 31, 2008.

•

Stock-based compensation increased primarily due to the options awarded in our most recent annual grant in June 2007. In addition, we recognized incremental expense for the unvested stock options previously granted to CBOT Holdings’ employees.

•	Bonus expense increased mainly as a result of a larger target pool due to additional headcount when compared with the same period in 2007.

•

Increases were partially offset by losses on our non-qualified deferred compensation plan balances, which are included in compensation and benefits expense but do not affect net income because of an equal and offsetting change in investment income of $2.1 million.

In connection with the merger with CBOT in 2007, we approved and initiated a plan to close duplicate facilities and reduce our workforce in order to improve operating efficiencies. In addition to positions eliminated through the first quarter of 2008, we expect to eliminate approximately 130 additional positions, with a substantial portion occurring during the second quarter of 2008. We expect these reductions to contribute to a decrease in compensation and benefits expense relative to the current period.

Communications. Costs incurred to support our metals products on e-CBOT and customer connectivity resulted in incremental expense of approximately $3.8 million in the first quarter of 2008 when compared with the same period in 2007. The consolidation of our trading floor operations contributed an additional $0.9 million in expense during the period. We expect a decrease in this expense relative to the current period after the trading floor consolidation is completed in May 2008.

Technology Support Services. An increase of approximately $7.2 million was related to continued maintenance and support of the metals products on the e-CBOT electronic trading platform during the first quarter of 2008 compared with the same period in 2007. Additionally, ongoing maintenance due to system expansion and performance enhancements to our network contributed additional expense. We intend to end our use of the e-CBOT platform in mid 2008 and expect a decrease in technology support service expense relative to the current period after that time.

Professional Fees and Outside Services. Technology-related and other professional fees, net of amounts capitalized for internally developed software, increased by $3.3 million in the first quarter of 2008 compared with the same period in 2007. The increase was due primarily to consulting services used to supplement our merger integration efforts as well as non-capitalizable professional fees for infrastructure and production support. Additionally, legal fees increased $1.6 million in the first quarter primarily due to litigation costs for various ongoing legal matters, including the CBOE proceedings.

Amortization of Purchased Intangibles. The increase in amortization during the first quarter of 2008 is related to intangible assets obtained in our merger with CBOT Holdings. In addition, on March 23, 2008, we acquired intangible assets in our purchase of CMA. Based on our preliminary purchase price allocation, we expect to recognize expense of approximately $8.0 million in 2008 related to CMA’s intangible assets.

Depreciation and Amortization. The increase is primarily due to additional assets obtained in our merger with CBOT Holdings that was completed in July 2007. Depreciation and amortization expense related to the addition of assets acquired in the merger was approximately $7.5 million during the first quarter of 2008. In addition, we have shortened the useful lives of various technology-related and trading floor assets due to our plans to consolidate some electronic trading systems and trading floor operations as a result of the merger. We recorded incremental expense of $4.1 million in the first quarter of 2008 for this acceleration of depreciation. We expect to recognize additional accelerated depreciation of $3.9 million during the second quarter of 2008.

Property additions are summarized below. Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and the build-out of our data centers. Total property additions increased in 2008 due to spending for the development of our Chicago office space and the development of our new data center.

	Quarter Ended March 31,
(dollars in millions)	2008	2007	Change
Total property additions, including landlord-funded leasehold improvements	$33.4	$16.3	105%
Technology-related assets as a percentage of total additions	87%	90%

Occupancy and Building Operations. We incurred incremental expense of $5.6 million during the first quarter of 2008 relating primarily to utilities, maintenance and real estate tax expense for the buildings acquired in our merger with CBOT Holdings. Additionally, there was an increase in rent expense for space added at existing locations.

Licensing and Other Fee Agreements. Higher average daily trading volume for CME equity licensed products and particularly, E-mini S&P products, resulted in $3.8 million of additional expense in the first quarter of 2008 when compared with the same period in 2007. Incremental expenses of $2.5 million for licensing fees on CBOT products also contributed to the increase in this expense. This includes the pricing impact of the renewed agreement with Dow Jones effective January 2008.

Restructuring. This expense consists primarily of transitional employees’ severance, retention bonuses and associated payroll taxes as well as outplacement costs and post-employment healthcare subsidies. Approximately $1.1 million of additional restructuring expense will be incurred in 2008. We expect the program to be substantially complete by June 2008.

Other Expense. The increase in the first quarter of 2008 when compared with the same period of 2007 is attributable primarily to a write-off of $3.8 million of in-process research and development acquired in our purchase of CMA and the recognition of a $2.0 million provision for legal matters. An increase in banking fees associated with our securities lending program as well as a higher level of general and administrative expenses resulting from combined company operations also contributed to the increase in expense.

Non-Operating Income and Expense

	Quarter Ended March 31,
(dollars in millions)	2008	2007	Change
Investment income	$9.2	$17.3	(47)%
Securities lending interest income	23.6	32.9	(28)
Securities lending interest expense	(18.2)	(32.4)	(44)
Interest expense	(2.1)	—	n.m.
Guarantee of exercise right privileges	8.4	—	n.m.
Equity in losses of unconsolidated subsidiaries	(3.9)	(3.0)	30
Other expense	(8.4)	—	n.m.

Total Non-Operating	$8.6	$14.8	(42)%

n.m. not meaningful

Investment Income. The decrease in investment income in the first quarter of 2008 when compared with the same period in 2007 is primarily the result of a decline in market interest rates due to rate cuts by the Federal Open Market Committee. Annualized average rates of return and average investment balances indicated in the table below include short-term investments classified as cash and cash equivalents, marketable securities and a portion of clearing firms’ cash performance bonds and security deposits, but exclude the impact of insurance contracts and marketable securities that are related to our non-qualified deferred compensation plans. We exclude the impact of these marketable securities from this analysis because gains and losses from these securities are offset by an equal amount of compensation and benefits expense.

	Quarter Ended March 31,
(dollars in millions)	2008	2007	Change
Annualized average rate of return	3.27%	4.46%	(1.19)%
Average investment balance	$1,604.6	$1,535.5	$69.1

Decrease in income due to rate			$(4.6)
Increase in income due to balance			0.8

In addition, we experienced a $2.2 million decrease in the fair value of the derivative used to limit our exposure to foreign currency fluctuations with respect to our investment in BM&F stock and a $2.1 million increase in losses on marketable securities associated with our non-qualified deferred compensation plan.

Securities Lending Interest Income and Expense. The spread between the average rate earned and the average rate paid increased during 2008 due to a combination of a significant increase in demand for the securities we had available to lend through this program, which affects the rate paid, and due to the lag effect of interest rates on the reinvested cash in money market funds, which affects the rate earned. As a result, the net earned in securities lending increased $5.0 million in the first quarter of 2008 when compared with the same period in 2007. The decline in overall revenue and expense is due to significant interest rate decreases resulting from the Federal Open Market Committee’s rate cuts during the first quarter of 2008. In addition, beginning in March 2008, we temporarily suspended our securities lending program due to high volatility in the credit markets and extreme demand for U.S. Treasury securities, contributing to the decrease in revenue and expense and resulting in a decline in the average daily balance of funds invested in the first quarter of 2008. We plan to resume the program once the market dislocation subsides.

	Quarter Ended March 31,
(dollars in billions)	2008	2007	Change
Average daily balance of funds invested	$2.4	$2.5	$(0.1)

Annualized average rate earned	3.93%	5.39%	(1.46)%
Annualized average rate paid	3.03	5.31	(2.28)

Net earned from securities lending	0.90%	0.08%	0.82%

Interest Expense. In September 2007, we initiated a commercial paper program with various financial institutions. The weighted average balance of commercial paper notes outstanding in the first quarter of 2008 was $203.6 million. Interest rates on the notes outstanding during the quarter ranged from 2.33% to 4.65%. The maturities of notes outstanding during the quarter ranged from one to 97 days.

Guarantee of Exercise Right Privileges. Under the terms of our merger with CBOT Holdings, holders that did not elect to sell their ERPs to us are entitled to a minimum guaranteed payment of up to $250,000 upon resolution of the lawsuit between CBOT and CBOE. The maximum potential aggregate payment under the guarantee is $293.0 million. Our liability under the guarantee, which is included in other liabilities on our consolidated balance sheets, was estimated as $5.6 million and $14.0 million at March 31, 2008 and December 31, 2007, respectively. The decrease was due to a reassessment of expected outcomes relating to the valuation of the liability. We will continue to adjust the fair value of the guarantee on a quarterly basis until the lawsuit is resolved.

Other Non-operating Expense. The increase is attributable primarily to transfer and transaction fees related to the acquisition of an equity stake in BM&F.

Income Tax Provision

The effective tax rate decreased to 30.4% in the first quarter of 2008 from 39.6% in the same period of 2007. The decrease was due primarily to an Illinois tax law change that will affect the future state tax impact of certain deferred tax items. This tax law change resulted in a $38.6 million reduction in expense this quarter. We do not expect further significant impacts from the tax law change in future quarters. Additionally, an expected investment tax credit relating to rehabilitation of real estate property obtained in our merger with CBOT Holdings contributed to the decrease in the rate. These reductions in the effective tax rate were partially offset by a decrease in the impact of tax-advantaged securities.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $376.9 million for the first quarter of 2008 compared with the $177.8 million for the same period in 2007. For the first quarter, net cash provided by operating activities was $93.4 million higher than net income. This increase consisted primarily of a $132.7 million increase in income taxes payable and $34.3 million in depreciation and amortization offset by a $54.9 million increase in accounts receivable and a $36.2 million increase in net deferred income taxes. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash used in investing activities was $100.7 million in the first quarter of 2008 compared with $15.8 million of cash provided by investing activities in the first quarter of 2007. The increase in cash used is primarily due to the acquisition of CMA for $68.8 million, net of cash received, and a payment of $45.2 million for the purchase of a derivative contract related to our investment in BM&F.

Cash used in financing activities was $55.2 million in the first quarter of 2008 compared with $23.3 million for the same period in 2007. The increase was due primarily to a $32.7 million increase in cash dividends to shareholders as a result of our increased cash earning in 2007 over the prior year and an increase in the number of shares outstanding as a result of our merger with CBOT Holdings. Prior year’s cash earnings is the basis used to determine the amount of the current year’s dividend.

Debt Instruments. We maintain a 364-day revolving loan facility with various institutions, which provides for loans of up to $750.0 million. This revolving loan facility serves as a back-up facility for our commercial paper program. During the first quarter of 2008, proceeds from commercial paper issuances were used to fund costs associated with our investment in BM&F. Under the terms of the facility, proceeds can also be used for general corporate purposes of up to $300.0 million.

Our clearinghouse maintains an $800.0 million 364-day line of credit with a consortium of banks to be used in certain situations. The line of credit, which expires on October 10, 2008, continues to be collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the Interest Earning Facilities and any performance bond deposits of a clearing firm that has defaulted on its obligation. The line of credit can only be drawn on to the extent it is collateralized. Security deposit collateral available was $1.7 billion at March 31, 2008.

To satisfy our performance bond obligation with Singapore Exchange Limited we pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At March 31, 2008, the letters of credit totaled $82.0 million. In addition, we had pledged securities with a fair value of $69.8 million at March 31, 2008.

CME also guarantees a $5.0 million standby letter of credit for GFX Corporation (GFX). The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit will be utilized in the event GFX defaults in meeting performance bond requirements to its clearing firm.

Liquidity and Cash Management. Cash and cash equivalents totaled $1.1 billion at March 31, 2008 and $845.3 million at December 31, 2007. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices, including our pending merger with NYMEX Holdings Inc. (NYMEX Holdings), which is expected to include cash consideration of approximately $3.4 billion. We expect the merger to close by the fourth quarter of 2008, conditional upon shareholder, NYMEX member, and regulatory approvals as well as completion of customary closing conditions. If either CME Group or NYMEX Holdings were to terminate the merger agreement, the terminating party could be required to pay the other party a termination fee of $308.0 million. As of March 31, 2008, total capitalized transaction costs related to the NMYEX merger were $15.5 million. In addition, our guarantee of the CBOE ERPs may result in a maximum payment of $293.0 million.

Current net deferred tax assets of $18.2 million and $18.4 million are included in other current assets at March 31, 2008 and December 31, 2007, respectively. Current net deferred tax assets result primarily from stock-based compensation and restructuring liabilities.

Net non-current deferred tax liabilities were $3.8 billion at March 31, 2008 and December 31, 2007. Net deferred tax liabilities are primarily the result of purchase accounting for intangible assets in our merger with CBOT Holdings. Non-current net deferred tax liabilities also include an $11.2 million deferred tax asset for acquired and accumulated net operating losses related to Swapstream. Since Swapstream has not yet developed a pattern of operating income, our assessment at March 31, 2008 is that we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the $11.2 million deferred tax benefit arising from these net operating losses has been fully reserved.

Until we began our commercial paper program in mid-2007, we historically met our funding requirements from operations. If operations do not provide sufficient funds to meet capital expenditure requirements, cash and cash equivalents or marketable securities can be reduced to provide the needed funds; assets can be acquired through capital leases; or we can issue debt. In addition, we believe we can fund any pending and potential future acquisitions with a combination of cash on hand, debt financing or the issuance of equity securities.

Cash Earnings. Cash earnings, a non-GAAP financial measure, is a primary financial metric used by us to measure our performance and is the basis for calculating dividends to shareholders. It is calculated as net income plus depreciation and amortization expense (excluding amortization of landlord-funded amounts), plus tax-effected stock-based compensation, plus tax-effected amortization of purchased intangibles, less capital expenditures excluding landlord-funded amounts. Cash earnings for the quarter ended March 31, 2008 and 2007 is calculated as follows:

	Quarter Ended March 31,
(in billions)	2008	2007
Net income	$283.5	$130.0
Depreciation and amortization	33.9	19.5
Stock-based compensation, net of tax	3.8	2.7
Amortization of purchased intangibles, net of tax	9.8	0.2
Capital expenditures	(32.5)	(15.3)

Cash earnings	$298.5	$137.1

Cash earnings, adjusted for certain non-operating items, is also used as the basis for annual incentive payments to employees.

Recent Accounting Pronouncements

SFAS No. 141(R), “Business Combinations,” was issued in December 2007 to replace SFAS No. 141, “Business Combinations.” SFAS No. 141(R) requires that an acquirer recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This new statement also changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies, restructuring liabilities and acquisition costs. Under the new requirements, acquisition-related costs will be expensed in the periods in which the costs are incurred and the services are received instead of being capitalized as part of the purchase price. The provisions of this statement are applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact of this standard’s future adoption on our consolidated financial reporting.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. The provisions require consolidated net income to be reported as the total amount attributable to both the parent and non-controlling interest, with disclosure of the amount attributable to the parent and non-controlling interest on the face of the statement of income. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which the statement is initially applied. If applicable, we will make the required disclosures upon adoption.

In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” was issued by the FASB. The statement requires entities to enhance disclosures about its derivative and hedging activities in order to improve the transparency of financial reporting. Entities will be required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect their financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will make the required disclosures upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to various market risks, including those caused by changes in interest rates and foreign currency exchange rates. There was no material change in our exposure to market risks during the first quarter of 2008. Information regarding market risks as of December 31, 2008 is contained in Item 7A of our 2007 Annual Report on Form 10-K.

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

On March 17, 2008, Cataldo J. Capozza filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, the NYMEX Holdings board of directors and CME Group. The complaint alleges, among other things, that NYMEX Holdings and its board of directors breached their fiduciary duties in approving the merger agreement by failing to take steps to maximize the value of NYMEX Holdings to its public shareholders, failing to properly value NYMEX Holdings and taking steps to avoid competitive bidding, to cap the price of NYMEX Holdings’ common stock and to give CME Group an unfair advantage by failing to solicit other potential acquirors or alternative transactions. The complaint further alleges that CME Group aided and abetted the alleged breaches of fiduciary duty. On April 14, 2008, Polly Winters also filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, the NYMEX Holdings board of directors and CME Group. On April 15, 2008, Joan Haedrich also filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, the NYMEX Holdings board of directors and CME Group. The allegations of the Winters and Haedrich complaints are, in substance, the same as those asserted in the Capozza complaint. The plaintiffs seek to enjoin the merger. We intend to defend vigorously against the allegations.

Item 1A.	Risk Factors

Other than the following updates, there have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008.

We may fail to realize all of the anticipated benefits of the merger.

The success of the merger will depend, in part, on our ability to achieve the anticipated cost synergies and other strategic benefits from combining the businesses of CME Group and NYMEX Holdings. We expect CME Group to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale. However, to realize these anticipated benefits, we must successfully combine the businesses of CME Group and NYMEX Holdings. If we are not able to achieve these objectives, the anticipated cost synergies and other strategic benefits of the merger may not be realized fully or at all or may take longer to realize than expected. We may fail to realize some or all of the anticipated benefits of the transaction in the amounts and times projected for a number of reasons, including that the integration may take longer than anticipated, be more costly than anticipated or have unanticipated adverse results relating to CME Group’s or NYMEX Holdings’ existing businesses.

The integration of the businesses and operations of CME Group and NYMEX Holdings involves risks, and the failure to integrate successfully the businesses and operations in the expected time frame may adversely affect CME Group’s future results.

Historically, CME Group and NYMEX Holdings have operated as independent companies, and they will continue to do so until the completion of the merger. The management of CME Group may face significant challenges in consolidating the functions of CME Group and NYMEX Holdings and their subsidiaries, integrating their technologies, organizations, procedures, policies and operations, as well as addressing differences in the business cultures of the two companies and retaining key personnel. In connection with the merger, CME Group expects to integrate certain operations of CME Group and NYMEX Holdings, including, among other things, back-office operations, information technology and regulatory compliance. However, the combined company will continue to operate a NYMEX trading floor at its existing location or an alternative location in New York, New York, as long as both revenue and profitability thresholds are achieved going forward. Given that historically CME Group has not operated a trading floor in a geographic location that is remote from its headquarters in Chicago, Illinois, continuing to operate a NYMEX trading floor in New York, New York after the merger may present unique challenges. The integration of the two companies will be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the merger may disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with members of CME, CBOT and NYMEX and other market participants, employees, regulators and others with whom we have business or other dealings. If CME Group fails to manage the integration of these businesses effectively, its growth strategy and future profitability could be negatively affected, and it may fail to achieve the intended benefits of the merger.

CME Group and NYMEX Holdings will incur transaction, integration and restructuring costs in connection with the merger.

CME Group and NYMEX Holdings expect to incur significant costs associated with transaction fees, professional services and other costs related to the merger. Specifically, CME Group and NYMEX Holdings expect to incur approximately $138 million for transaction costs related to the merger. CME Group also will incur integration and restructuring costs following the completion of the merger as CME Group integrates the business of NYMEX Holdings with that of CME Group. Although CME Group and NYMEX Holdings expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, merger-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.

CME Group and NYMEX Holdings are parties to pending lawsuits in connection with the merger.

On March 17, 2008, Cataldo J. Capozza filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, the NYMEX Holdings board of directors and CME Group. The complaint alleges, among other things, that NYMEX Holdings and its board of directors breached their fiduciary duties in approving the merger agreement by failing to take steps to maximize the value of NYMEX Holdings to its public stockholders, failing to properly value NYMEX Holdings and taking steps to avoid competitive bidding, to cap the price of NYMEX Holdings’ common stock and to give CME Group an unfair advantage by failing to solicit other potential acquirors or alternative transactions. The complaint further alleges that CME Group aided and abetted the alleged breaches of fiduciary duty. On April 14, 2008, Polly Winters also filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, the NYMEX Holdings board of directors and CME Group. On April 15, 2008, Joan Haedrich also filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, the NYMEX Holdings board of directors and CME Group. The allegations of the Winters and Haedrich complaints are, in substance, the same as those asserted in the Capozza complaint. The plaintiffs seek to enjoin the merger. NYMEX Holdings and CME Group intend to defend vigorously against these allegations.

Any delay in completion of the merger may significantly reduce the benefits expected to be obtained from the merger.

In addition to the required regulatory clearances and approvals, the merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise negatively affect its completion. We cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger may significantly reduce the cost and revenue synergies and other benefits that we expect to achieve if we successfully complete the merger within the expected timeframe and integrate our respective businesses.

Completion of the merger is subject to the receipt of consents and approvals from, or the making of filings with, government entities that could delay completion of the merger or impose conditions that could have a material adverse effect on CME Group or that could cause abandonment of the merger.

The merger is subject to review under the Hart Scott Rodino Act by either the Antitrust Division of the U.S. Department of Justice or the U.S. Federal Trade Commission. Under this statute, CME Group and NYMEX Holdings are required to make pre-merger notification filings and to await the expiration of the statutory waiting period prior to completing the merger.

We cannot assure you that a challenge to the merger on antitrust grounds will not be made or, if such a challenge is made, that any such challenge will not be successful. Any such challenge may seek to impose a preliminary or permanent injunction, conditions on the completion of the merger or require changes to the terms of the merger. While we do not currently expect that any such preliminary or permanent injunction, conditions or changes would be imposed, we cannot assure you that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on us or limiting the revenues of CME Group following the merger, any of which might have a material adverse effect on CME Group following the merger. Neither CME Group nor NYMEX Holdings is obligated to complete the merger if any such conditions, individually or in the aggregate, would reasonably be expected to result in (i) a material impairment of the expected benefits of the merger or (ii) a material impact on CME Group or NYMEX Holdings following the merger.

The merger may also be subject to the approval of the Commodity Futures Trading Commission (CFTC) under the Commodity Exchange Act. The completion of the transaction is subject to receipt of CFTC approval over several matters. The merger will reduce the number of NYMEX Class A memberships and eliminate substantially all of the rights of the remaining NYMEX Class A members. Rules to implement these changes will be filed with the CFTC on a conditional basis in advance of the effective time of the merger so that they may be placed into effect immediately upon the effective time of the merger.

CME Group may incur significant indebtedness in order to finance the merger, which may limit CME Group’s operating flexibility.

In order to finance the cash portion of the merger consideration, CME Group expects to incur incremental borrowings of $2.5 billion to $4.0 billion. CME Group has not obtained any commitments for the financing. As of December 31, 2007, on a pro forma basis after giving effect to the merger, assuming that CME Group pays the mandatory cash component of the merger consideration to NYMEX Holdings stockholders of approximately $3.4 billion, CME Group would have had approximately $3.3 billion in indebtedness outstanding. This level of indebtedness may:

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

In addition, to the extent that the credit ratings of CME Group are below pre-merger levels, borrowing costs may increase, and to the extent that the credit ratings are below investment grade, the terms of the financing obligations could include restrictions, such as affirmative and negative covenants, conditions to borrowing, subsidiary guarantees and stock pledges. A failure to comply with these restrictions could result in a default under the financing obligations or could require CME Group to obtain waivers from its lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could have a material adverse effect on CME Group’s business, financial condition or results of operations.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 17, 2008, among CME Group Inc., CMEG NY Inc., NYMEX Holdings, Inc. and New York Mercantile Exchange, Inc. (incorporated by reference to CME Group Inc.’s Form 8-K, filed with the SEC on March 21, 2008).

10.1*	Amended and Restated CME Group Inc. Annual Incentive Plan for Highly Compensated Executive Officers, amended and restated on March 4, 2008.

10.2*	CME Group Inc. Annual Incentive Plan, adopted as of March 4, 2008.

10.3	First Amendment, dated as of February 22, 2008 to that certain Shareholders Agreement dated May 4, 2006 and amended and restated on July 20, 2006 by and between Reuters Holdings Limited, CME FX Marketplace Inc., FXMarketSpace Limited (f/k/a RCFX Limited), Reuters Group PLC, Reuters Limited, the Company and Chicago Mercantile Exchange Inc.

31.1	Section 302 Certification—Craig S. Donohue

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc.
(Registrant)

Dated: May 9, 2008	By:	/s/ James E. Parisi
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer