Form 10-Q
period 2008-06-30
CME GROUP INC.
filed 2008-08-07
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 23, 2008 was as follows: 54,551,754 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

•

our ability to obtain the required approvals and to satisfy the closing conditions for our proposed merger with NYMEX Holdings, Inc. (“NYMEX Holdings”) and our ability to realize the benefits and control the costs of the proposed transaction;

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

•	the ability of our financial safeguards package to adequately protect us from the credit risks of clearing members;

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

•	economic, political and market conditions;

•	our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of performance of our systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax on futures and options on futures transactions;

•	the seasonality of the futures business; and

•	changes in the regulation of our industry with respect to speculative trading in commodity interests and derivative contracts.

For a detailed discussion of these and other factors that might affect our performance, see our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008, our Quarterly Report for the quarter ended March 31, 2008, filed with the SEC on May 9, 2008, and Item 1A of this Report.

The Globe logo, CME, Chicago Mercantile Exchange, CME Group, Globex and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT, e-CBOT and Chicago Board of Trade are trademarks of the Board of Trade of the City of Chicago, Inc. TRAKRS is a trademark of Merrill Lynch & Co., Inc. used under license. All other trademarks are the property of their respective owners. e-CBOT is powered by LIFFE CONNECT ®. Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our Web site does not constitute a part of this report.

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

CME Economic Derivatives are options and forwards geared to seven key U.S. and European economic indicators that traded in an auction format. Clearing and transaction fees on CME Economic Derivative products are based on notional values rather than volume and are minimal relative to other products. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude these products. In July 2007, we discontinued trading in these products.

In August 2006, we acquired Swapstream, a London-based electronic trading platform for interest rate swaps. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude these products.

All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.

In this Quarterly Report on Form 10-Q, we refer to our cash earnings, a non-GAAP number. A reconciliation of our cash earnings to net income for the six months ended June 30, 2008 and 2007 is set forth on page 28.

On March 17, 2008, we entered into that certain Agreement and Plan of Merger, as amended, with CMEG NY Inc., NYMEX Holdings and New York Mercantile Exchange, Inc. On July 31, 2008, NYMEX Holdings announced its results for the second quarter ended June 30, 2008. Information made available on NYMEX Holdings’ Web site, including but not limited to its filings with the SEC, do not constitute a part of this report.

Item 1. Financial Statements

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$1,067,644	$845,312
Collateral from securities lending	—	2,862,026
Marketable securities available for sale, including pledged securities of $84,274 and $100,061	138,484	203,308
Accounts receivable, net of allowance of $1,422 and $1,392	237,346	187,487
Other current assets	85,858	55,900
Cash performance bonds and security deposits	971,560	833,022

Total current assets	2,500,892	4,987,055
Property, net of accumulated depreciation and amortization of $430,574 and $435,121	389,828	377,452
Intangible assets – trading products	7,987,000	7,987,000
Intangible assets – other, net	1,804,467	1,796,789
Goodwill	5,108,034	5,049,211
Other assets	772,411	108,690

Total Assets	$18,562,632	$20,306,197

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$63,198	$58,965
Payable under securities lending agreements	—	2,862,026
Short-term debt	164,938	164,435
Other current liabilities	147,074	157,615
Cash performance bonds and security deposits	971,560	833,022

Total current liabilities	1,346,770	4,076,063
Deferred tax liabilities	3,809,926	3,848,240
Other liabilities	77,567	76,257

Total Liabilities	5,234,263	8,000,560
Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 54,515 and 53,278 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	545	533
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	11,351,394	10,688,766
Retained earnings	1,978,779	1,619,440
Accumulated other comprehensive loss	(2,349)	(3,102)

Total Shareholders’ Equity	13,328,369	12,305,637

Total Liabilities and Shareholders’ Equity	$18,562,632	$20,306,197

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Clearing and transaction fees	$458,492	$252,722	$983,559	$510,963
Quotation data fees	59,872	24,326	116,637	49,342
Processing services	18,552	37,560	36,034	72,319
Access and communication fees	10,761	7,712	21,300	15,375
Other	15,511	6,689	30,768	13,341

Total Revenues	563,188	329,009	1,188,298	661,340
Expenses
Compensation and benefits	73,588	56,729	146,877	113,129
Communications	12,850	8,850	27,622	17,929
Technology support services	18,118	8,645	35,112	17,537
Professional fees and outside services	16,074	12,110	30,825	21,282
Amortization of purchased intangibles	17,901	322	34,111	628
Depreciation and amortization	34,467	20,106	68,782	39,789
Occupancy and building operations	17,211	9,361	33,944	18,188
Licensing and other fee agreements	12,049	6,794	25,539	13,829
Restructuring	236	—	2,016	—
Other	17,234	13,848	41,349	26,178

Total Expenses	219,728	136,765	446,177	268,489

Operating Income	343,460	192,244	742,121	392,851

Non-Operating Income (Expense)
Investment income	12,049	19,395	23,423	36,700
Gains (losses) on derivative investments	(13,065)	—	(15,262)	—
Securities lending interest income	—	35,520	23,644	68,410
Securities lending interest expense	—	(34,331)	(18,219)	(66,756)
Interest expense	(1,240)	(24)	(3,344)	(24)
Guarantee of exercise right privileges	(3,624)	—	4,773	—
Equity in losses of unconsolidated subsidiaries	(3,941)	(3,371)	(7,870)	(6,391)
Other expenses	(75)	—	(8,465)	—

Total Non-Operating	(9,896)	17,189	(1,320)	31,939
Income before Income Taxes	333,564	209,433	740,801	424,790
Income tax provision	132,382	83,558	256,071	168,887

Net Income	$201,182	$125,875	$484,730	$255,903

Earnings per Common Share:
Basic	$3.69	$3.61	$8.96	$7.34
Diluted	3.67	3.57	8.91	7.26
Weighted Average Number of Common Shares:
Basic	54,500	34,882	54,125	34,867
Diluted	54,752	35,242	54,390	35,236

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2007	53,278	3	$10,689,299	$1,619,440	$(3,102)	$12,305,637
Comprehensive income:
Net income				484,730		484,730
Change in net unrealized gain on securities, net of tax of $12					(4)	(4)
Change in net actuarial loss on defined benefit plans, net of tax of $201					303	303
Change in foreign currency translation adjustment, net of tax of $309					454	454

Total comprehensive income						485,483
Cash dividends on common stock of $2.30 per share				(125,391)		(125,391)
Class A common stock issued in exchange for BM&F stock	1,189		631,394			631,394
Tax benefit of stock issuance costs related to CBOT Holdings merger			6,385			6,385
Costs in connection with prior repurchase of Class A common stock			(226)			(226)
Exercise of stock options	36		4,537			4,537
Excess tax benefits from option exercises and restricted stock vesting			4,877			4,877
Vesting of issued restricted Class A common stock	5
Shares issued to Board of Directors	5		2,273			2,273
Shares issued under Employee Stock Purchase Plan	2		651			651
Stock-based compensation			12,749			12,749

Balance at June 30, 2008	54,515	3	$11,351,939	$1,978,779	$(2,349)	$13,328,369

Balance at December 31, 2006	34,836	3	$405,862	$1,116,209	$(2,979)	$1,519,092
Cumulative effect of adopting FIN No. 48				(3,720)		(3,720)

Balance at January 1, 2007	34,836	3	405,862	1,112,489	(2,979)	1,515,372
Comprehensive income:
Net income				255,903		255,903
Change in net unrealized loss on securities, net of tax of $482					736	736
Change in net actuarial loss on defined benefit plans, net of tax of $858					(1,275)	(1,275)
Change in foreign currency translation adjustment, net of tax of $200					302	302

Total comprehensive income						255,666
Cash dividends on common stock of $1.72 per share				(60,017)		(60,017)
Exercise of stock options	66		6,246			6,246
Excess tax benefits from option exercises and restricted stock vesting			11,814			11,814
Vesting of issued restricted Class A common stock	6
Shares issued to Board of Directors	3		1,500			1,500
Shares issued under Employee Stock Purchase Plan	1		662			662
Stock-based compensation			9,513			9,513

Balance at June 30, 2007	34,912	3	$435,597	$1,308,375	$(3,216)	$1,740,756

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$484,730	$255,903
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,749	9,513
Amortization of shares issued to Board of Directors	1,127	678
Amortization of purchased intangibles	34,111	628
Depreciation and amortization	68,782	39,789
Recognition of in-process research and development acquired from Credit Market Analysis Limited	3,650	—
Allowance for doubtful accounts	30	137
Net accretion of discounts and amortization of premiums on marketable securities	(153)	(354)
Net accretion of discounts and amortization of financing costs on short-term debt	(532)	—
Net loss on derivative investments	15,262	—
Guarantee of exercise right privileges	(4,773)	—
Equity in losses of unconsolidated subsidiaries	7,870	6,391
Deferred income taxes	(47,304)	(13,275)
Change in assets and liabilities:
Accounts receivable	(41,798)	(37,310)
Other current assets	1,609	(1,755)
Other assets	(19,523)	(2,262)
Accounts payable	3,963	272
Other current liabilities	10,798	(15,863)
Income taxes payable	(30,577)	5,491
Other liabilities	4,713	12,809

Net Cash Provided by Operating Activities	504,734	260,792
Cash Flows from Investing Activities:
Proceeds from maturities of marketable securities	116,191	136,639
Purchases of marketable securities	(50,458)	(65,492)
Purchases of property, net	(77,286)	(50,071)
Acquisition of Credit Market Analysis Limited, net of cash received	(93,718)	—
Merger-related transaction costs	(13,635)	(19,077)
Purchase of derivative related to BM&F investment	(45,195)	—
Capital contributions to FXMarketSpace Limited	(4,613)	(14,452)
Contingent consideration for Liquidity Direct Technology, LLC assets	—	(1,601)

Net Cash Used in Investing Activities	(168,714)	(14,054)
Cash Flows from Financing Activities:
Proceeds from short-term debt, net of issuance costs	3,871,305	—
Repayment of short-term debt	(3,870,011)	—
Cash dividends	(125,391)	(60,017)
Proceeds from exercise of stock options	4,537	6,246
Excess tax benefits related to employee option exercises and restricted stock vesting	5,221	11,814
Proceeds from Employee Stock Purchase Plan	651	662

Net Cash Used in Financing Activities	(113,688)	(41,295)

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Net change in cash and cash equivalents	$222,332	$205,443
Cash and cash equivalents, beginning of period	845,312	969,504

Cash and Cash Equivalents, End of Period	$1,067,644	$1,174,947

Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$328,461	$168,116
Interest paid (excluding interest for securities lending)	3,789	—
Non-cash investing activities:
Change in net unrealized securities gains and losses	(16)	1,218
Change in foreign currency translation adjustment	763	502
Non-cash financing activities:
Issuance of common stock in exchange for Bolsa de Mercadorias & Futuros S.A. stock	631,394	—

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

CME Group acquired Credit Market Analysis Limited, a private company incorporated in the United Kingdom, and its three subsidiaries (collectively, CMA) on March 23, 2008. The financial statements and accompanying notes presented in this report include the financial results of CMA beginning on March 24, 2008.

The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

The consolidated financial statements consist of CME Group and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT) and their subsidiaries (collectively, the exchange). In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2008 and December 31, 2007 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Under purchase accounting, CME Holdings is considered the acquirer of CBOT Holdings. The purchase price consists of the following (in thousands, except per share data):

Acquisition of outstanding common stock in exchange for CME Holdings’ common stock (52,843 CBOT Holdings shares x 0.375 exchange ratio x $560.24 per CME Holdings share)	$11,101,928
Acquisition of CBOT Holdings’ common stock prior to merger	19
Fair value of CBOT Holdings’ stock options assumed	42,907
Merger-related transaction costs	49,954

Total Purchase Price	$11,194,808

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

Purchase price allocation. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the purchase price was allocated to CBOT Holdings’ net tangible and identifiable intangible assets based on their estimated fair values as of July 12, 2007 as set forth below.

(in thousands)
Cash	$116,010
Other current assets	37,077
Property and equipment	154,118
Intangible assets	9,802,076
Other non-current assets	41,363
Accounts payable and other current liabilities	(50,217)
Long-term deferred tax liabilities, net	(3,925,111)
Other non-current liabilities	(11,422)
Restructuring liabilities	(18,557)
Deferred stock-based compensation	2,704

Total Tangible and Intangible Assets and Liabilities	6,148,041
Goodwill	5,046,767

Total Purchase Price	$11,194,808

Pro forma results. The following unaudited condensed pro forma consolidated income statement assumes that the merger was completed as of January 1, 2007.

(in thousands, except per share data)	Quarter Ended June 30, 2007	Six Months Ended June 30, 2007
Total Revenues	$509,795	$1,007,895
Total Expenses	240,159	465,056
Total Non-Operating Income (Expense)	17,378	31,336
Net Income	169,914	341,261

Earnings per Share:
Basic	$3.11	$6.24
Diluted	3.08	6.20

This pro forma information has been prepared for comparative purposes only and is not intended to be indicative of past or future results. The pro forma information for the periods presented includes purchase accounting effects on historical CBOT Holdings’ operating results, amortization of purchased intangible assets, stock-based compensation expense for unvested stock options assumed as well as the impact of CBOT Holdings’ merger-related special dividend on investment income. Results for the quarter and six months ended June 30, 2007 include CBOT Holdings’ merger-related transaction costs of approximately $17.0 million and $30.0 million, respectively.

3. Performance Bonds and Security Deposits

CME maintains performance bonds and security deposit requirements for futures and options traded on the CME and CBOT exchange marketplaces, as well as for FXMarketSpace Limited (FXMS) products for which CME provides clearing services. Each firm that clears futures and options traded on the CME or CBOT exchange or that transacts in over-the-counter products with FXMS is required to deposit acceptable collateral and maintain specified performance bonds and security deposits principally in the form of cash, funds deposited in the various Interest

Earnings Facility programs, U.S. government and certain foreign government securities, bank letters of credit or shares of specific U.S. equity securities. Clearing firm positions are combined to create a single portfolio for each clearing firm’s regulated and non-regulated accounts with CME for which performance bond and security deposit requirements are calculated. Performance bonds and security deposits are available to meet the financial obligations of that clearing firm to CME. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of CME in excess of amounts needed for normal operations. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposit required. As a result, these offsetting liabilities may vary significantly over time.

In addition, the rules and regulations of CBOT require certain minimum financial requirements for delivery of physical commodities, maintenance of capital requirements and deposits on pending arbitration matters. To satisfy these requirements, CBOT clearing firms must deposit collateral with CME in the form of cash, U.S. Treasury securities and letters of credit.

4. Intangible Assets and Goodwill

Intangible assets, which include intangible assets recognized in the CMA acquisition, consisted of the following at June 30, 2008:

(in thousands)	Cost	Accumulated Amortization	Net Book Value
Clearing firm, market data and other customer relationships	$1,500,210	$(48,748)	$1,451,462
Dow Jones licensing agreement	74,000	(6,510)	67,490
Lease-related intangibles	42,176	(5,227)	36,949
Market maker agreement	9,682	(3,612)	6,070
Technology-related intellectual property	22,460	(2,352)	20,108
Other (1)	4,780	(2,074)	2,706

Total Amortizable Intangible Assets	$1,653,308	$(68,523)	1,584,785

Trading products			7,987,000
Trade names			217,070
Products in development			2,600
Other (2)			12

Total Indefinite-Lived Intangible Assets			8,206,682

Total Intangible Assets			$9,791,467

(1)	Other amortizable intangible assets consist primarily of non-compete and service agreements, trade names with limited lives, and foreign currency translation adjustments.
(2)	Other indefinite-lived intangible assets consist of foreign currency translation adjustments.

Total amortization expense for intangible assets was $17.9 million and $34.1 million for the second quarter and first six months of 2008, respectively. Total amortization expense for intangible assets was $0.3 million and $0.6 million for the quarter and six months ended June 30, 2007, respectively.

As of June 30, 2008, the future estimated amortization expense related to amortizable intangible assets is expected to be:

(in thousands)
Remainder of 2008	$35,863
2009	71,597
2010	71,144
2011	70,501
2012	65,266
2013	59,903
Thereafter	1,210,511

Goodwill consisted of the following at June 30, 2008:

(in thousands)	Balance at January 1, 2008	Acquisitions	Other Activity (1)	Balance at June 30, 2008
CBOT Holdings	$5,037,316	$—	$(2,075)	$5,035,241
CMA	—	60,312	250	60,562
Swapstream	11,895	—	336	12,231

Total Goodwill	$5,049,211	$60,312	$(1,489)	$5,108,034

(1)	Other activity consists primarily of an adjustment to restructuring costs and the recognition of excess tax benefits upon exercise of stock options assumed for CBOT Holdings, and foreign currency translation adjustments for Swapstream and CMA.

5. Restructuring

In August 2007, subsequent to its merger with CBOT Holdings, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operation efficiencies. Restructuring efforts include reductions in employee positions, the closure of duplicate facilities and consolidation of trading and other technologies.

Total estimated restructuring costs of $30.5 million consist primarily of severance and transitional payments and contract termination penalties which were substantially complete by July 2008. Costs of $18.6 million were recognized as a liability in the allocation of CBOT Holdings’ purchase price in 2007, and accordingly, resulted in an increase to goodwill. Restructuring expense may change as the company executes its approved plans. Future increases in estimates will be recorded as an adjustment to operating expenses.

In addition to costs recognized in purchase accounting, costs of $11.4 million are being recognized as restructuring expense over the post-merger service period required from transitional employees. Through June 30, 2008, the company has recorded restructuring expense of $10.9 million.

The following is a summary of restructuring activity:

(in thousands)	Planned Restructuring Costs	Interest on Deferred Payments	Accrued To Date	Total Cash Payments	Liability at June 30, 2008	Total Expected Payments
Severance and related costs	$20,967	$154	$21,121	$(18,362)	$2,759	$21,597
Contract terminations	8,497	380	8,877	(4,071)	4,806	8,877

Total Restructuring	$29,464	$534	$29,998	$(22,433)	$7,565	$30,474

6. Contingencies and Guarantees

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

On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the Chicago Board Options Exchange (CBOE). The lawsuit seeks to enforce and protect the exercise right privileges (ERPs). The lawsuit alleges that these ERPs allow

CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. On June 2, 2008, the parties reached a settlement in principle. Under the proposed settlement terms with CBOE, which are subject to execution of a class settlement agreement and to its approval by the Delaware Court, class members will share in an aggregate of 18 percent of the CBOE Holdings equity through the issuance of warrants that will be converted into non-voting common stock of CBOE Holdings convertible upon CBOE Holdings’ initial public offering into voting common stock. Class members will also be entitled to receive non-interest bearing notes for their pro rata share of $300.0 million.

On March 17, 2008, Cataldo J. Capozza filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, Inc. (NYMEX Holdings), the NYMEX Holdings board of directors and CME Group. The complaint alleges, among other things, that NYMEX Holdings and its board of directors breached their fiduciary duties in approving the merger agreement by failing to take steps to maximize the value of NYMEX Holdings to its public shareholders, failing to properly value NYMEX Holdings and taking steps to avoid competitive bidding, to cap the price of NYMEX Holdings’ common stock and to give CME Group an unfair advantage by failing to solicit other potential acquirors or alternative transactions. The complaint further alleges that CME Group aided and abetted the alleged breaches of fiduciary duty. On April 14, 2008, Polly Winters also filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, the NYMEX Holdings board of directors and CME Group. On April 15, 2008, Joan Haedrich also filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, the NYMEX Holdings board of directors and CME Group. On May 16, 2008, the Delaware Court of Chancery consolidated these three class actions. On June 16, 2008, Shelby Greene filed a putative class action complaint on behalf of the NYMEX Class A members in the Delaware Chancery Court against NYMEX Holdings, the NYMEX Holdings board of directors, CME Group and CMEG NY Inc. alleging similar claims to the consolidated stockholder class action. The company intends to defend vigorously against the allegations.

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

CBOE Exercise Right Privileges. Under the terms of the merger agreement with CBOT Holdings, eligible CBOT members who held ERPs were each given the choice of tendering their ERP to the company for $250,000 payable after the closing or to participate as a class member in the CBOE lawsuit with a guaranteed payment of up to $250,000 from the company if the lawsuit results in a recovery of less than that amount. At the close of the merger, there were 1,331 ERPs outstanding. In August 2007, 159 ERPs were tendered to the company. As of June 30, 2008, there were 1,172 outstanding ERPs that could seek recovery from CME Group under the guarantee election. The maximum possible aggregate payment under the guarantee is $293.0 million.

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement that has been extended through October 2009. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At June 30, 2008, CME was contingently liable to SGX on irrevocable letters of credit totaling $19.0 million and had pledged securities with a fair value of $84.3 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of security deposits and performance bonds of the defaulting clearing firm.

7. Derivative Investments

The company mitigates certain financial exposures to currency risk through the use of derivative financial instruments as part of its risk management program. The company has entered into foreign exchange derivative contracts, including forward and option contracts, to reduce its exposure to foreign currency exchange rates.

In connection with its purchase of BM&F BOVESPA SA (BM&F) stock in February 2008, CME Group purchased an option to hedge against changes in the fair value of BM&F stock resulting from foreign currency rate fluctuations between U.S. dollar and the Brazilian real (BRL) beyond the option’s exercise price. The BM&F stock is currently carried at cost due to restrictions on CME Group’s ability to sell the stock. Although the option has been designated as a hedge, hedge accounting will not apply until the current spot rate is above the option’s exercise price. For accounting purposes, the hedged amount is equal to an underlying notional value of BRL 1.3 billion. This amount represents the fair value of BM&F stock at the time the stock purchase was negotiated.

To mitigate credit risk, the derivative agreement requires CME Group’s counterparty to collateralize substantially all of the option’s fair value with cash or U.S. Treasury securities. The collateral is adjusted on a daily basis. At June 30, 2008, the fair value of the derivative was $29.9 million. During the second quarter and first six months of 2008, the company recognized losses of $13.1 million and $15.3 million, respectively, which are included in gains (losses) on derivative investments in the consolidated statements of income.

8. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the Board of Directors and vesting CBOT Holdings options, was $14.0 million for the six months ended June 30, 2008 and $10.2 million for the six months ended June 30, 2007. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $5.5 million and $4.1 million for the six months ended June 30, 2008 and 2007, respectively.

In the first half of 2008, the company granted employees stock options totaling 166,275 shares under the Omnibus Stock Plan. The options have a ten-year term with exercise prices ranging between $419 and $486 per share, the closing market prices on the dates of grant. The fair value of these options totaled $30.9 million, measured at the grant dates using the Black-Scholes valuation model. The Black-Scholes fair value of the option grants was calculated using the following assumptions: dividend yield ranging from 0.9% to 1.1%; expected volatility ranging from 44% to 46%; risk-free interest rate ranging from 2.8% to 3.9%; and expected life of 6.5 years. The grant date weighted average fair value of options granted during the first half of 2008 was $186 per share.

In the first six months of 2008, the company also granted 6,417 shares of restricted Class A common stock which generally have a vesting period of two to five years. The fair value of these grants is $2.8 million, which is recognized as compensation expense on an accelerated basis over the vesting period.

CME Group issued 5,005 and 2,922 shares of Class A common stock to its non-executive directors during the first half of 2008 and 2007, respectively. The fair value of these grants was $2.3 million and $1.5 million, respectively. These shares are not subject to any vesting restrictions.

9. Fair Value Measurements

In January 2008, CME Group adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing a framework for measuring fair value. The standard creates a three-level hierarchy, which establishes classification of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs consist of observable market data other than level 1 inputs such as quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and can’t be corroborated by market data or other entity specific inputs.

Financial assets and liabilities recorded in the consolidated balance sheet as of June 30, 2008 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities	$137,184	$1,300	$—	$138,484
Derivative contract	—	894	29,867	30,761

Total Assets	$137,184	$2,194	$29,867	$169,245

Liabilities at Fair Value:
Guarantee of exercise right privileges	$—	$—	$9,210	$9,210

The following is an analysis of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008.

(in thousands)	Derivative Contract	Guarantee of Exercise Right Privileges
Fair value of assets (liabilities) at January 1, 2008	$—	$(13,983)
Purchases	45,195	—
Realized and unrealized gains (losses) included in net income	(15,328)	4,773

Fair value of assets (liabilities) at June 30, 2008	$29,867	$(9,210)

No material realized and unrealized gains (losses) included in net income were attributable to the change in unrealized gains or losses relating to assets and liabilities that were no longer held at June 30, 2008.

The unrealized loss on the derivative investment is recorded in gains (losses) on derivative investments within non-operating income (expense). The change in fair value of the guarantee of exercise rights privileges is also recorded in non-operating income (expense).

10. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options of approximately 297,000 and 295,000 were anti-dilutive for the quarter and six months ended June 30, 2008, respectively. Approximately 134,000 and 131,000 outstanding stock options and restricted stock awards were anti-dilutive for the quarter and six months ended June 30, 2007, respectively. These shares were not included in the diluted earnings per common share calculations.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net Income	$201,182	$125,875	$484,730	$255,903

Weighted Average Number of Common Shares:
Basic	54,500	34,882	54,125	34,867
Effect of stock options	242	350	255	357
Effect of restricted stock grants	10	10	10	12

Diluted	54,752	35,242	54,390	35,236

Earnings per Share:
Basic	$3.69	$3.61	$8.96	$7.34
Diluted	3.67	3.57	8.91	7.26

11. Pending Transactions

CBOT Metals Trading Products. On March 14, 2008, CME Group announced the planned sale of its metals trading products, including open interest, to NYSE Euronext. Metals trading products, which were acquired as part of the merger with CBOT Holdings, had a carrying amount of approximately $28.0 million at June 30, 2008. The sale is contingent on pending regulatory approvals and customary closing conditions and is expected to be completed in late 2008. Cash proceeds are subject to change based on certain performance measures around the time of closing. The company does not expect to recognize a significant gain or loss upon completion of the sale.

Merger with NYMEX Holdings. On March 17, 2008, CME Group and NYMEX Holdings signed a definitive agreement under which CME Group will acquire NYMEX Holdings. The agreement was subsequently amended on June 30, 2008 and July 18, 2008. Under the terms of the agreement, shareholders of NYMEX Holdings will receive cash or stock consideration or a combination thereof. The cash consideration per share is equal to the sum of (a) $36.00 plus (b) the product of (1) 0.1323 and (2) the average closing price of our Class A common stock for the ten consecutive trading days ending on the second full trading day prior to the close. The stock consideration per share will be the number of shares of our Class A common stock equal to the amount of cash that would have been received under the previously described calculation divided by the average share price over the ten day period. Total consideration to be paid in the merger is expected to be approximately 12.5 million shares of CME Group Class A common stock and cash of approximately $3.4 billion based on the number of NYMEX Holdings shares outstanding at March 31, 2008 and assuming that CME Group does not increase the cash consideration. The cash component of the transaction will be financed through cash on hand and debt financing. The merger agreement contains certain termination rights for CME Group and NYMEX Holdings. In connection with the transaction, NYMEX Class A members will retain their memberships; however, their existing trading rights will be replaced with certain post-closing rights. As consideration for the extinguishment of the members’ existing rights, each NYMEX Class A member on the date of the close who executes a valid member and waiver release within 60 days of the closing will receive a payment of $750,000, representing an aggregate payment of up to $612.0 million. The merger agreement further provides that CME Group or NYMEX Holdings will be required to pay the other a termination fee of $308.1 million if the agreement is terminated under certain circumstances. In June 2008, the company received clearance from the U.S. Department of Justice to proceed with the transaction without conditions. The merger is expected to close in the third quarter of 2008, subject to shareholder and membership approvals, as well as completion of customary closing conditions.

12. Subsequent Event

In July 2008, CME Group obtained a $3.2 billion 364-day bridge financing commitment from two banks. The proceeds of this debt facility will be used in part to fund the company’s pending acquisition of NYMEX Holdings. Proceeds from debt could also be used to fund a return of capital to CME Group’s shareholders.

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

Effective July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings). At the time of the merger, the combined company was renamed CME Group. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes only the consolidated financial results of CME Holdings and its subsidiaries for the quarter and six months ended June 30, 2007. The financial results of the former CME Holdings and CBOT Holdings are included in the consolidated financial results of CME Group for the quarter and six months ended June 30, 2008. In addition, on March 23, 2008, CME Group acquired Credit Market Analysis Ltd., a private company incorporated in the United Kingdom, and its wholly-owned subsidiaries (collectively, CMA).

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

•

Level 2 – Inputs are either directly or indirectly observable and corroborated by market data or are based on quoted prices in markets that are not active. Assets and liabilities carried at Level 2 fair value generally include municipal bonds, corporate debt and certain derivatives.

•

Level 3 – Inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability. Generally, assets and liabilities at fair value utilizing Level 3 inputs include certain complex over-the-counter derivative contracts and certain other assets and liabilities with inputs that require management’s judgment.

In order to corroborate the reasonableness of the fair value of our Level 3 fair value models, we have obtained valuations for those assets and liabilities from outside third parties. For further discussion regarding the fair value of financial assets and liabilities, see Note 9 in the notes to the unaudited consolidated financial statements.

Derivative Investments. We use derivative financial instruments for the purpose of hedging exposures to fluctuations in foreign currency exchange rates. Derivatives are recorded at fair value in the consolidated balance sheets. For a derivative designated as a fair value hedge of a recognized asset or liability or an unrecognized firm commitment, any gain or loss on the derivative is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If there is an ineffective portion of the gain or loss associated with a hedge, it is reported in earnings immediately. Any realized gains and losses from hedges are classified in the consolidated statements of income consistent with the accounting treatment of the items being hedged.

Results of Operations

Financial Highlights

The comparability of our operating results for the second quarter and first six months of 2008 to the same periods in 2007 is significantly impacted by our merger with CBOT Holdings. In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense resulting from the merger wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

•

Total revenues grew by 71% and 80% in the second quarter and first six months of 2008, respectively, when compared with the same period in 2007. The most significant increases occurred in clearing and transaction fees revenue and quotation data fees while processing services experienced a decrease.

•

Total expenses increased by 61% and 66% in the second quarter and first six months of 2008, respectively, driven mostly by increases in compensation and benefits costs, amortization of purchased intangibles, and depreciation and amortization.

•	Operating margin, which we define as operating income expressed as a percentage of total revenues, increased to 61% in the second quarter of 2008 compared with 58% for the same period in 2007.

•

Non-operating income (expense) decreased for both the second quarter and year-to-date periods due primarily to a decline in the fair value of a foreign currency derivative related to our investment in BM&F BOVESPA SA (BM&F) and a decline in market interest rates which reduced investment income. Transaction-related costs incurred to complete our investment in BM&F during the first quarter of 2008 also contributed to the year-to-date decrease in non-operating income (expense).

•

The effective tax rate decreased to 34.6% year to date compared with 39.8% in the same period of 2007 due primarily to an Illinois tax law change that resulted in a $38.6 million reduction in expense recorded in the first quarter of 2008.

Operating Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	Change	2008	2007	Change
Clearing and transaction fees	$458.5	$252.7	81%	$983.6	$511.0	92%
Quotation data fees	59.9	24.3	146	116.6	49.3	136
Processing services	18.5	37.6	(51)	36.0	72.3	(50)
Access and communication fees	10.8	7.7	40	21.3	15.4	39
Other	15.5	6.7	132	30.8	13.3	131

Total Revenues	$563.2	$329.0	71	$1,188.3	$661.3	80

Clearing and Transaction Fees. Revenues increased primarily due to growth in trading volume and an increase in average rate per contract.

Volume

The following table summarizes average daily trading volume. For comparative purposes, CME and CBOT products have been presented separately. All amounts exclude TRAKRS, Swapstream and auction-traded products.

	Quarter Ended June 30,		Change	Six Months Ended June 30,		Change
(amounts in thousands)	2008	2007		2008	2007
Product Line Average Daily Volume:
Interest rate:
CME	3,497	3,560	(2)%	3,972	3,599	10%
CBOT	2,971	—	n.m.	3,365	—	n.m.

Equity:
CME	2,825	2,161	31	3,210	2,164	48
CBOT	169	—	n.m.	192	—	n.m.

Foreign exchange:
CME	665	527	26	653	541	21

Commodity and alternative investment:
CME	98	75	30	99	84	19
CBOT	835	—	n.m.	842	—	n.m.

Aggregate Average Daily Volume:
CME	7,085	6,323	12	7,934	6,388	24
CBOT	3,975	—	n.m.	4,399	—	n.m.

Electronic Volume:
CME	5,884	4,704	25	6,543	4,759	37
CBOT	3,170	—	n.m.	3,508	—	n.m.
Electronic Volume as a Percentage of Total Average Daily Volume	82%	74%		81%	75%

n.m. not meaningful

The addition of the CBOT product lines largely contributed to an increase in overall trading volume in the second quarter and first six months of 2008 when compared with the same period in 2007. We also believe that uncertainty surrounding the credit crisis and inflationary expectations, which in part led to a significant surge in overall market volatility, and additional use of automated trading systems by our customers also contributed to an overall increase in volume. In January 2008, we moved the e-CBOT products, with the exception of the metals products, to the CME Globex platform. In this and the following discussion of volume, CBOT product volume for the second quarter and first six months of 2007 is provided for comparative purposes only and does not relate to revenue recognized by CME Group during 2007.

Interest Rate Products

Overall trading volume increased due primarily to the addition of CBOT interest rate products. U.S. Treasury note futures and options contributed to a significant portion of the CBOT interest rate volume during the second quarter and first six months of 2008. Volume for the 5-year U.S. Treasury futures and options averaged 0.8 million and 0.6 million contracts per day for the second quarter of 2008 and 2007, respectively, and 0.9 million and 0.6 million contracts per day for the first six months of 2008 and 2007, respectively. Average daily volume for the 10-year U.S. Treasury futures and options was 1.3 million and 1.7 million for the second quarter of 2008 and 2007, respectively, and 1.5 million and 1.6 million for the first six months of 2008 and 2007, respectively. The decrease in volume for products on the long end of the yield curve relative to products on the short end of the yield curve is consistent with the current situation in other interest rate markets.

Quarter to date, the decrease in CME interest rate volume was due primarily to a decrease in CME Eurodollar options. CME Eurodollar options, which are primarily traded through open outcry, decreased 26% to an average of 0.9 million contracts per day. This decrease was due in part to extreme movements in volatility which tend to affect certain customers’ desire or ability to hold positions. We believe the increase in market volatility was generated from concerns regarding the credit crisis and uncertainty surrounding interest rate expectations. In contrast, market volatility led to an 11% increase in CME Eurodollar futures contracts to an average of 2.6 million contracts per day which partially offset the decrease in options volume.

Year to date, the overall increase in CME interest rate volume was driven primarily by an increase in CME Eurodollar futures traded electronically, which increased 26% to 2.7 million contracts per day in 2008 compared with the same period in 2007. The increase in volume was partially offset by a decline in CME Eurodollar futures and options traded via open outcry, which decreased 15% to an average daily volume of 1.1 million contracts.

Equity Products

Growth in trading volume for equity products during 2008 was due primarily to a significant increase in volatility in the equity markets, which we believe reflects concerns about the credit crisis, inflationary expectations and other macroeconomic factors. During the second quarter and the first six months of 2008, average volatility, as measured by the CBOE Volatility Index, increased by 51% and 77%, respectively, when compared with the same periods in 2007.

Quarter to date, average daily volume for our E-mini equity products increased by 34% to 2.7 million contracts when compared with the same period in 2007. This growth was primarily attributable to an increase in E-mini S&P 500 futures and options, which grew 43% to an average of 2.0 million contracts per day.

Year to date, total volume for our E-mini equity products increased 53% to an average of 3.0 million contracts per day when compared with the same period in 2007. Included in this increase were E-mini S&P 500 futures and options, which rose 64% to an average of 2.3 million contracts per day.

Our license to list Russell-based contracts will terminate in September 2008 when the last contracts currently traded expire. Volume for the Russell-based contracts averaged 240,000 and 280,000 contracts per day during the second quarter and first six months of 2008, respectively. Average daily volume for the Russell-based contracts was 231,000 and 221,000 during the second quarter and first six months of 2007, respectively. In August 2007, we launched new E-mini S&P small cap futures contracts, based on the S&P 600 Index, to offer a comparable alternative to Russell-based contracts.

Foreign Exchange Products

The increase in trading volume of foreign exchange products during the second quarter and year to date was driven primarily by the volatility of the U.S. dollar relative to other major currencies, particularly the euro and Japanese yen. Quarter to date, the euro products increased by 43% to an average of 237,000 contracts per day and Japanese yen products increased 30% to an average of 133,000 contracts per day compared with the same period in 2007. Year to date, the average daily volume for euro products increased by 25% to 220,000 contracts and the average daily volume for the Japanese yen products increased 32% to 142,000 contracts. In the second quarter and year to date, electronically-traded contracts accounted for 95% of total foreign exchange volume compared with 90% in the same periods in 2007.

Commodity and Alternative Investment Products

The additional volume generated from CBOT commodities products was the primary driver of the increase in overall commodities trading volume during the second quarter and first six months of 2008 when compared with the same periods in 2007. CBOT commodities volume consists primarily of corn and soybean futures and options. We also believe that volume rose due to the increased investment in commodities as an asset class as well as increasing volatility in commodities prices due to global supply and demand factors.

On March 14, 2008, we announced the planned sale of our metals trading products, including open interest, to NYSE Euronext. We expect the sale, which is contingent on pending regulatory approvals and customary closing conditions, to be completed in late 2008. Average volume for the metals products was 36,000 contracts per day during the first six months of 2008.

Average Rate Per Contract

An increase in the average rate per contract in both the second quarter and year to date also contributed to the overall increase in revenue. All amounts in the following table exclude TRAKRS, Swapstream and auction-traded products.

	Quarter Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Total volume (in millions)	707.8	404.7	75%	1,541.7	804.9	92%
Clearing and transaction fees (in millions)	$458.4	$252.4	82	$983.3	$510.1	93
Average rate per contract	$0.648	$0.624	4	$0.638	$0.634	1

The increase in average rate per contract is due primarily to the impact of the average rate per contract for the CBOT products added to our existing product lines. The average rate per contract of the CBOT products was $0.719 and $0.702 in the second quarter and the first six months of 2008, respectively. Additionally, during the second quarter and year to date, the percentage of CME total volume by product line shifted away from the CME interest rate products to the CME equity products, which have a higher rate per contract. As a percentage of total volume, CME equity products volume increased by 6% and 7% in the second quarter and year to date 2008, respectively, when compared with the same periods of 2007 while CME interest rate products volume decreased by 7% and 6% for the same periods.

The increase in average rate per contract was partially offset by the increase in trades executed by member and special program customers, as a percentage of total trading volume, which increased to 87% in the second quarter and year to date periods of 2008 compared with 85% in the same periods in 2007. We believe that increased volume from automated trading systems, which typically receive member rates, contributed to this increase. In addition, the E-mini S&P 500 futures and options average rate per contract decreased due to incremental volume reaching the CME Globex surcharge cap, resulting in a decrease in the average rate per contract.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of their customers. We currently have approximately 120 clearing firms. One firm represented approximately 10% of our clearing and transaction fees revenue for the first six months of 2008. Should a clearing firm discontinue operations, we believe the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe this concentration exposes us to significant risk from the loss of revenue earned from a particular firm.

Quotation Data Fees. Quotation data fees increased due primarily to the additional fees generated from basic services provided to existing CBOT customers.

	Quarter Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Average estimated monthly basic device screen count	301,000	146,000	155,000	298,000	146,000	152,000
Basic device monthly fee per device	$55	$50	$5	$55	$50	$5

Estimated increase in revenue (in millions):
Due to changes in screen count			$23.3			$45.7
Due to changes in monthly fee per device			4.5			9.0

Users of both CME and CBOT basic services paid $55 per month in 2008 for each market data screen, or device, compared with $50 per month in 2007.

In addition, quotation data fees increased due to $2.7 million and $5.5 million of revenue generated in the second quarter and year to date from CME and CBOT data feed surcharges. CMA also contributed $3.4 million of revenue in the second quarter of 2008.

The two largest resellers of our market data generated approximately 56% of our quotation data fees revenue in the first six months of 2008. However, we consider exposure to significant risk of revenue loss to be minimal despite this concentration. In the event one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller.

Processing Services. Our merger with CBOT Holdings resulted in the elimination of fees collected under our prior clearing agreement with CBOT. This agreement generated $23.6 million and $45.5 million in the second quarter and the first six months of 2007, respectively.

The elimination of fees from the CBOT clearing agreement was partially offset by an increase in revenue generated by our trade matching agreement with NYMEX. The average daily volume of NYMEX products available on the CME Globex platform increased by approximately 50% to 1.0 million contracts in the second quarter and year to date periods of 2008, respectively, when compared with the same periods in 2007. This resulted in an additional $4.5 million of revenues in the second quarter and $8.9 million of additional revenue year to date.

On July 18, 2008, we extended our existing agreement with NYMEX from 10 to 12 years and delayed the early termination right of either party by one year. The extension is effective only in the event our pending merger with NYMEX Holdings does not close.

Access and Communication Fees. The increase in revenue was attributable primarily to telecommunication services provided to CBOT customers, which generated incremental revenue of $2.6 million and $4.1 million in the second quarter and year to date 2008, respectively. We are also in the process of upgrading customer bandwidth connections and expanding our co-location program, which together contributed approximately $1.4 million and $2.7 million of incremental revenue for the second quarter and year to date, respectively.

Other Revenues. The increase in revenues was largely attributable to the rental income and associated revenues generated from building operations acquired as a result of the merger with CBOT Holdings, which contributed $5.6 million and $11.3 million in the second quarter and first six months of 2008, respectively. Additionally, the Interest Earning Facility programs generated incremental fees of $1.2 million and $2.5 million during the second quarter and first six months of 2008, respectively, due to an increase in the average funds invested by our clearing firm members in these programs.

Operating Expenses

	Quarter Ended June 30,		Change	Six Months Ended June 30,		Change
(dollars in millions)	2008	2007		2008	2007
Compensation and benefits	$73.6	$56.7	30%	$146.9	$113.1	30%
Communications	12.9	8.9	45	27.6	17.9	54
Technology support services	18.1	8.6	110	35.1	17.6	100
Professional fees and outside services	16.1	12.1	33	30.8	21.3	45
Amortization of purchased intangibles	17.9	0.3	n.m.	34.1	0.6	n.m.
Depreciation and amortization	34.5	20.1	71	68.8	39.8	73
Occupancy and building operations	17.2	9.4	84	34.0	18.2	87
Licensing and other fee agreements	12.0	6.8	77	25.5	13.8	85
Restructuring	0.2	—	n.m.	2.0	—	n.m.
Other	17.2	13.8	24	41.4	26.2	58

Total Expenses	$219.7	$136.7	61	$446.2	$268.5	66

n.m. not meaningful

Compensation and Benefits. The net increase in expense for the second quarter and year-to-date periods of 2008, when compared with the same periods in 2007, consisted primarily of the following:

	Estimated Increase (Decrease)
(in millions)	Quarter to Date	Year to Date
Average headcount	$10.4	$26.2
Change in average salaries, benefits and employer taxes	4.6	4.0
Stock-based compensation	1.5	3.3
Bonus	0.8	2.5
Non-qualified deferred compensation plan	(1.0)	(3.2)

•

Average headcount increased by 22%, or about 350 employees, in the second quarter and about 440 employees, or 29% in the first half of 2008 compared with the same periods in 2007. These increases resulted primarily from the addition of approximately 690 employees in July 2007 as a result of our merger with CBOT Holdings. This increase was offset by the effect of our ongoing workforce reduction plan which has eliminated approximately 350 positions since August 2007. As of June 30, 2008 and 2007, we had approximately 1,950 and 1,450 employees, respectively. This includes approximately 50 CMA employees at June 30, 2008.

•	The increase in average salaries, benefits and employer taxes is primarily attributable to salary increases and rising healthcare costs for both the second quarter and year-to-date periods.

•

Stock-based compensation increased due primarily to the full impact in 2008 of the expense related to the June 2007 grant as well as recognition of additional expense related to the options granted in June 2008. In addition, we recognized incremental expense for a discretionary stock option grant and the unvested stock options previously granted to CBOT Holdings’ employees.

•

Bonus expense increased when compared with the same periods in 2007 mainly as a result of a larger target pool due to higher salaries and additional headcount. This was partially offset by a decrease in performance relative to the cash earnings target in 2008 when compared with performance relative to the cash earnings target during the same periods in 2007.

•

For the quarter and year-to-date periods, increases were partially offset by a reduction in our non-qualified deferred compensation plan liability, the impact of which is included in compensation and benefits expense but does not affect net income because of an equal and offsetting change in investment income.

Communications. Costs incurred to support our metals products on e-CBOT and to provide customer connectivity resulted in incremental expense of approximately $2.8 million and $7.0 million in the second quarter and year-to-date periods of 2008, respectively, when compared with the same periods in 2007. The consolidation of our trading floor operations contributed additional expense of approximately $1.3 million and $2.7 million during the second quarter and first six months of 2008, respectively. We expect a decrease in this expense relative to the current period beginning in the third quarter of 2008 due to the completion of the trading floor consolidation in May 2008.

Technology Support Services. We experienced increases of approximately $6.8 million and $14.0 million during the second quarter and year-to-date periods of 2008, respectively, when compared with the same periods in 2007. These increases were related to continued maintenance and support of the metals products on the e-CBOT electronic trading platform. Additionally, ongoing maintenance due to system expansion and network performance enhancements contributed to an increase in expense.

Professional Fees and Outside Services. Technology-related and other professional fees, net of amounts capitalized for internally developed software, increased by $1.9 million and $5.2 million for the second quarter and first six months of 2008, respectively, compared with the same periods in 2007. Additionally, temporary staffing and consulting services increased by $1.9 million and $2.7 million for the second quarter and year-to-date periods, respectively. These increases were due primarily to infrastructure, production support and strategic initiatives. Merger-related integration costs also contributed to the increase in the year-to-date period.

Year-to-date, legal fees increased $1.7 million due primarily to litigation costs for various ongoing legal matters, including the CBOE proceedings.

Amortization of Purchased Intangibles. The increase in expense is due primarily to intangible assets obtained in our merger with CBOT Holdings, which resulted in amortization of $15.3 million and $30.7 million for the second quarter and year-to-date periods in 2008, respectively, when compared with the same periods in 2007. In addition, during the second quarter of 2008, we recorded amortization expense of $1.8 million for intangible assets acquired in our recent purchase of CMA. Based on our preliminary purchase price allocation, we expect to recognize additional amortization expense of approximately $3.7 million in 2008 related to CMA’s intangible assets.

Depreciation and Amortization. The increase is due primarily to additional assets obtained in our merger with CBOT Holdings completed in July 2007. Depreciation and amortization expense related to the assets acquired in the merger was approximately $5.7 million and $13.1 million during the second quarter and year-to-date periods of 2008, respectively. In addition, we have shortened the useful lives of various technology-related and trading floor assets due to consolidation of electronic trading systems and trading floor operations as a result of the merger. This resulted in incremental expense of $5.4 million and $9.5 million in the second quarter and first six months of 2008, respectively, when compared with the same periods in 2007.

Property additions are summarized below. Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and the build-out of our data centers. Total property additions increased in 2008 due to spending for the development of our Chicago office space and the development of our new data center.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2008	2007	Change	2008	2007	Change
Total property additions, including landlord-funded leasehold improvements	$43.8	$33.8	30%	$77.3	$50.1	54%
Technology-related assets as a percentage of total additions	69%	78%		71%	82%

Occupancy and Building Operations. We incurred incremental expense of $5.3 million and $10.9 million for the second quarter and year-to-date periods in 2008, respectively, relating primarily to utilities, maintenance and real estate tax expense for the buildings acquired in our merger with CBOT Holdings. Additionally, there was an increase of $2.6 million and $4.8 million for the second quarter and first six months of 2008, respectively, compared with the same periods in 2007 for rent, real estate taxes and utilities expense at our other locations.

Licensing and Other Fee Agreements. Higher average daily trading volume for CME equity licensed products, particularly E-mini S&P and E-mini NASDAQ 100 products, resulted in additional expense of $2.6 million and $6.2 million for the second quarter and year-to-date periods, respectively, when compared with the same periods in 2007.

In June 2008, we extended our exclusive license with NASDAQ OMX Group, Inc. The agreement is effective through 2019.

Incremental expenses of $2.2 million and $4.7 million for licensing fees on CBOT products also contributed to the increase in this expense for the second quarter and first six months of 2008, respectively.

Restructuring. This expense consists primarily of transitional employees’ severance, retention bonuses and associated payroll taxes as well as outplacement costs and post-employment healthcare subsidies resulting from our merger with CBOT Holdings in July 2007.

Other Expenses. The increase in expenses for both the second quarter and year-to-date periods when compared with the same periods in 2007 is attributable primarily to a higher level of general and administrative expenses resulting from combined company operations.

The increase in year-to-date expense was also the result of a write-off of $3.7 million of in-process research and development acquired in our purchase of CMA; $1.7 million in incremental marketing and public relations costs for specific product promotions and rebranding, and $1.5 million in litigation settlement costs.

Non-Operating Income and Expense

	Quarter Ended June 30,		Change	Six Months Ended June 30,		Change
(dollars in millions)	2008	2007		2008	2007
Investment income	$12.0	$19.4	(38)%	$23.4	$36.7	(36)%
Gains (losses) on derivative investments	(13.1)	—	n.m.	(15.2)	—	n.m.
Securities lending interest income	—	35.5	(100)	23.6	68.4	(65)
Securities lending interest expense	—	(34.3)	(100)	(18.2)	(66.8)	(73)
Interest expense	(1.2)	—	n.m.	(3.3)	—	n.m.
Guarantee of exercise right privileges	(3.6)	—	n.m.	4.8	—	n.m.
Equity in losses of unconsolidated subsidiaries	(3.9)	(3.4)	17	(7.9)	(6.4)	23
Other expense	(0.1)	—	n.m.	(8.5)	—	n.m.

Total Non-Operating	$(9.9)	$17.2	(158)	$(1.3)	$31.9	(104)

n.m. not meaningful

Investment Income. The decline in investment income in the second quarter and first six months of 2008 when compared with the same period of 2007 is attributable primarily to the decrease in market rates resulting from rate reductions by the Federal Open Market Committee during early 2008. Annualized average rates of return and average investment balances indicated in the table below include short-term investments classified as cash and cash equivalents, marketable securities and a portion of the clearing firms’ cash performance bonds and security deposits, but exclude the impact of insurance contracts and marketable securities that are related to our non-qualified deferred compensation plans. We exclude the impact of these marketable securities from this analysis because gains and losses from these securities are offset by an equal amount of compensation and benefits expense.

	Quarter Ended June 30,		Change	Six Months Ended June 30,		Change
(dollars in millions)	2008	2007		2008	2007
Annualized average rate of return	2.57%	4.52%	(1.95)%	2.94%	4.48%	(1.54)%
Average investment balance	$1,591.8	$1,613.1	$(21.3)	$1,594.2	$1,576.3	$17.9

Decrease in income due to rate			$(7.7)			$(12.2)
Increase (decrease) in income due to balance			(0.3)			0.4

Additionally, we experienced a $1.0 million and $3.2 million decrease in income on marketable securities associated with our non-qualified deferred compensation plan in the second quarter and first six months of 2008, respectively, when compared with the same periods in 2007. The overall decrease in investment income in the second quarter and first six months of 2008 was offset by a $1.4 million dividend on our investment in BM&F stock.

Gains (Losses) on Derivative Investments. The net loss on derivative contracts is due primarily to the unrealized loss on the option contract purchased to hedge our risk against changes in the fair value of BM&F stock resulting from foreign currency exchange rate fluctuations between the U.S. dollar and the Brazilian real. The loss on the BM&F derivative was $13.1 million and $15.3 million for the second quarter and first six months of 2008, respectively.

Securities Lending Interest Income and Expense. Beginning in March 2008, we temporarily suspended our securities lending program due to high volatility in the credit markets and extreme demand for U.S. Treasury securities. The program’s suspension resulted in a decline in the average daily balance of funds invested in the first six months of 2008 when compared with the same period in 2007. We experienced an increase in the spread between the average rate earned and the average rate paid during 2008 due to the combination of a significant increase in demand for our available securities, which affects the rate paid, and a lag effect from charging interest rates on the reinvested cash in money market funds, which affects the rate earned. The decrease in overall revenue and expense is attributable to the decline in average funds invested as well as the Federal Open Market Committee’s interest rate reductions during the first quarter of 2008.

	Quarter Ended June 30,		Change	Six Months Ended June 30,		Change
(dollars in billions)	2008	2007		2008	2007
Average daily balance of funds invested	$—	$2.6	$(2.6)	$1.2	$2.6	$(1.4)

Annualized average rate earned	—%	5.38%	(5.38)%	3.93%	5.38%	(1.45)%
Annualized average rate paid	—	5.20	(5.20)	3.03	5.25	(2.22)

Net earned from securities lending	—%	0.18%	(0.18)%	0.90%	0.13%	0.77%

Interest Expense. Interest expense is related primarily to a commercial paper program which we initiated in September 2007 to fund various investments and related transaction costs.

(dollars in millions)	Quarter Ended June 30, 2008	Six Months Ended June 30, 2008
Weighted average balance outstanding	$165.0	$184.3
Interest rates on notes outstanding	2.07% to 2.88%	2.07% to 4.65%
Maturities on notes outstanding	1 to 35 days	1 to 97 days

We also incurred additional interest expense of $0.3 million and $0.5 million in the second quarter and the first six months of 2008, respectively, related to collateral deposits securing our BM&F-related derivative contract and an escrow deposit received for the pending sale of the CBOT metals products to NYSE Euronext. This expense was offset by an increase in investment income earned on the deposits.

Guarantee of Exercise Right Privileges. Under the terms of our merger with CBOT Holdings, holders that did not elect to sell their exercise right privileges (ERPs) to us were entitled to a minimum guaranteed payment of up to $250,000 upon resolution of the lawsuit between CBOT and CBOE. The maximum potential aggregate payment under the guarantee is $293.0 million. Our liability under the guarantee, which is recorded at fair value in other liabilities on our consolidated balance sheets, was estimated as $9.2 million and $14.0 million at June 30, 2008 and December 31, 2007, respectively. The decrease was due to a reassessment of the possible outcomes of the litigation. We will continue to adjust the fair value of the guarantee on a quarterly basis until the lawsuit is resolved.

Equity in Losses of Unconsolidated Subsidiaries. The increase resulted primarily from our investment in FXMS, which contributed incremental losses of $0.6 million and $1.3 million for the second quarter and year-to-date 2008, respectively. In accordance with our policy, we assessed our investment in FXMS for impairment based on historical performance, capital requirements and projected cash flows. To date, we have not recorded an adjustment for impairment on this investment. Future assessments may result in impairment if circumstances change.

Other Non-operating Expense. The increase is attributable primarily to transfer and other transaction fees related to our acquisition of an equity stake in BM&F in the first quarter of 2008.

Income Tax Provision

The effective tax rate decreased to 34.6% in the first six months of 2008 from 39.8% in the same period of 2007. The decrease was due primarily to an Illinois tax law change that will affect the future state tax impact of certain deferred tax items. This tax law change resulted in a $38.6 million reduction in expense during the first quarter of 2008. We do not expect further significant impacts from the tax law change in future quarters. Additionally, an expected one-time investment tax credit relating to rehabilitation of real estate property obtained in our merger with CBOT Holdings contributed to the decrease in the current year effective tax rate. These reductions in the effective tax rate were partially offset by a decrease in the impact of tax-advantaged securities.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $504.7 million for the first six months of 2008 compared with $260.8 million for the same period of 2007. For the first six months of 2008, net cash provided by operating activities was $20.0 million higher than net income. This increase consisted primarily of $68.8 million of depreciation and amortization and $34.1 million of amortization of purchased intangibles offset by a $47.3 million decrease in net deferred income tax liabilities and a $41.8 million increase in accounts receivable. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash used in investing activities was $168.7 million in the first six months of 2008 compared with $14.1 million in the same period of 2007. The increase in cash used when compared with the first six months of 2007 is due primarily to our acquisition of CMA for $93.7 million, net of cash received; the $45.2 million purchase of a foreign currency derivative related to our investment in BM&F, and an increase in purchases of property and equipment of $27.2 million.

Cash used in financing activities was $113.7 million in the first six months of 2008 compared with $41.3 million in the same period of 2007. The increase in cash used relative to the prior year was due primarily to a $65.4 million increase in cash dividends to shareholders as a result of our increased cash earnings in 2007 over the prior year and an increase in the number of shares outstanding as a result of our merger with CBOT Holdings. Prior year’s cash earnings is the basis used to determine the amount of the current year’s dividend.

Debt Instruments. Prior to July 25, 2008, we maintained a 364-day revolving loan facility with various institutions, which provided for loans of up to $750.0 million. This revolving loan facility served as a back-up facility for our commercial paper program. During the first quarter of 2008, proceeds from commercial paper issuances were used to fund costs associated with our investment in BM&F. As of July 25, 2008, we had no commercial paper issued and outstanding.

Our clearinghouse maintains an $800.0 million 364-day line of credit with a consortium of banks to be used in certain situations. The line of credit, which expires on October 10, 2008, continues to be collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the Interest Earning Facilities and any performance bond deposits of a clearing firm that has defaulted on its obligation. The line of credit can only be drawn on to the extent it is collateralized. Security deposit collateral available was $1.8 billion at June 30, 2008.

To satisfy our performance bond obligation with Singapore Exchange Limited, we pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At June 30, 2008, the letters of credit totaled $19.0 million. In addition, we had pledged securities with a fair value of $84.3 million at June 30, 2008.

CME also guarantees a $5.0 million standby letter of credit for GFX Corporation (GFX). The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit will be utilized in the event GFX defaults in meeting performance bond requirements to its clearing firm.

In July 2008, we obtained a $3.2 billion 364-day bridge financing commitment from two banks. The financing facility could be used to fund our pending acquisition of NYMEX Holdings as well as a special dividend and share repurchase.

Liquidity and Cash Management. Cash and cash equivalents totaled $1.1 billion at June 30, 2008 and $845.3 million at December 31, 2007. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices, including our pending merger with NYMEX Holdings, Inc. (NYMEX Holdings), which is expected to include cash consideration of approximately $3.4 billion. We expect the merger to close in the third quarter of 2008, conditional upon CME Group and NYMEX Holdings shareholder and NYMEX Class A member approvals as well as completion of customary closing conditions. If either CME Group or NYMEX Holdings were to terminate the merger agreement, the terminating party could be required to pay the other party a termination fee of $308.1 million. As of June 30, 2008, total capitalized transaction costs related to the NYMEX Holdings merger were $17.8 million. In June 2008, we approved a repurchase of up to $1.1 billion of CME Group Class A common stock. We also intend to declare a special dividend of $5.00 per common share, following the resolution of the NYMEX Holdings transaction. Lastly, our guarantee of the CBOE ERPs may result in a maximum payment of up to $293.0 million.

On August 6, 2008, the Board of Directors declared a regular quarterly dividend of $1.15 per share, payable on September 25, 2008, to shareholders of record as of September 10, 2008.

Current net deferred tax assets of $19.0 million and $18.4 million are included in other current assets at June 30, 2008 and December 31, 2007, respectively. Current net deferred tax assets result primarily from stock-based compensation and restructuring liabilities.

Net non-current deferred tax liabilities were $3.8 billion at June 30, 2008 and December 31, 2007. Net deferred tax liabilities are primarily the result of purchase accounting for intangible assets in our merger with CBOT Holdings.

Non-current net deferred tax liabilities also include a $13.6 million deferred tax asset for acquired and accumulated net operating losses related to Swapstream. Since Swapstream has not yet developed a pattern of operating income, our assessment at June 30, 2008 is that we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the $13.6 million deferred tax benefit arising from these net operating losses has been fully reserved.

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

Cash Earnings. Cash earnings, a non-GAAP financial measure, is a primary financial metric used by us to measure our performance and is the basis for calculating dividends to shareholders. It is calculated as net income plus depreciation and amortization expense (excluding amortization of landlord-funded amounts), plus tax-effected stock-based compensation, plus tax-effected amortization of purchased intangibles, less capital expenditures excluding landlord-funded amounts. Cash earnings for the six months ended June 30, 2008 and 2007 is calculated as follows:

	Six Months Ended June 30,
(in millions)	2008	2007
Net income	$484.7	$255.9
Depreciation and amortization	67.7	40.0
Stock-based compensation, net of tax	7.7	5.7
Amortization of purchased intangibles, net of tax	20.5	0.5
Capital expenditures	(75.1)	(41.6)

Cash earnings	$505.5	$260.5

Cash earnings, adjusted for certain non-operating items, is also used as the basis for annual incentive payments to employees.

Recent Accounting Pronouncements

SFAS No. 141(R), “Business Combinations,” was issued in December 2007 to replace SFAS No. 141, “Business Combinations.” SFAS No. 141(R) requires that an acquirer recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This new statement also changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies, restructuring liabilities and acquisition costs. Under the new requirements, acquisition-related costs will be expensed in the periods in which the costs are incurred and the services are received instead of being capitalized as part of the purchase price. The provisions of this statement are applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact of this standard’s future adoption on our consolidated financial reporting.

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

We are subject to various market risks, including those caused by changes in interest rates and foreign currency exchange rates. There was no material change in our exposure to market risks during the first six months of 2008. Information regarding market risks as of December 31, 2007 is contained in Item 7A of our 2007 Annual Report on Form 10-K.

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

On March 17, 2008, Cataldo J. Capozza filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, the NYMEX Holdings board of directors and CME Group. The complaint alleges, among other things, that NYMEX Holdings and its board of directors breached their fiduciary duties in approving the merger agreement by failing to take steps to maximize the value of NYMEX Holdings to its public shareholders, failing to properly value NYMEX Holdings and taking steps to avoid competitive bidding, to cap the price of NYMEX Holdings’ common stock and to give CME Group an unfair advantage by failing to solicit other potential acquirors or alternative transactions. The complaint further alleges that CME Group aided and abetted the alleged breaches of fiduciary duty. On April 14, 2008, Polly Winters also filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, the NYMEX Holdings board of directors and CME Group. On April 15, 2008, Joan Haedrich also filed a putative class action complaint in the Delaware Court of Chancery against NYMEX Holdings, the NYMEX Holdings board of directors and CME Group. On May 16, 2008, the Delaware Court of Chancery consolidated these three class actions. On June 16, 2008, Shelby Greene filed a putative class action complaint on behalf of the NYMEX Class A members in the Delaware Chancery Court against NYMEX Holdings, the NYMEX Holdings board of directors, CME Group and CMEG NY Inc. alleging similar claims to the consolidated stockholder class action. The company intends to defend vigorously against the allegations.

Item 1A.	Risk Factors

Other than the following updates, there have been no material changes to the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Securities and Exchange Commission on May 9, 2008.

Regulatory developments with respect to the futures and over-the-counter markets, and in particular, with respect to speculative trading in commodity interests and derivative contracts, could have a negative impact on our businesses.

A number of bills have been introduced in Congress in response to high energy and commodity prices. These bills generally target perceived excessive speculation on regulated futures markets, unregulated futures markets and over-the-counter markets. These bills propose to control such perceived excessive speculation by a number of means, including: (1) increasing margins; (2) imposing federally mandated speculative limits; (3) eliminating certain exemptions from speculative limits; (4) imposing additional reporting requirements; and (5) otherwise restricting the access of certain classes of investors to futures markets. We cannot predict whether any of these regulatory changes will occur or how they will ultimately affect our businesses. The adoption of this proposed legislation could require us to change how we conduct our businesses and limit our growth opportunities. We generate revenues primarily from our clearing and transaction fees. Each of these revenue sources is substantially dependent on the trading volume in our markets and in the markets to which we provide processing services. If the amount of trading volume decreases as result of this pending legislation, our revenues from these sources will decrease. A reduction in our total trading volume could also render us less attractive to market participants as a source of liquidity relative to our competitors and could result in further losses of trading volume and the associated clearing and transaction fees and processing services revenue. Accordingly, to the extent that a bill attempting to control speculative trading in commodity interests and derivative contracts is enacted and applies to all markets, our trading volume, open interest and financial results could be negatively affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased(1)	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 to April 30	—	$—	—	$—
May 1 to May 31	—	$—	—	$—
June 1 to June 30	147	$414.90	—	$1,100,000,000
Total	147	$414.90	—	$1,100,000,000

(1)	Share amount represents shares of the company’s Class A common stock that were surrendered to the company in order to fulfill tax withholding obligations of employees upon the vesting of restricted stock on June 14 and June 15, 2008.
(2)	On June 23, 2008, the company announced a share buyback program of up to $1.1 billion of CME Group Class A common stock, subject to market conditions. The buyback program will take place over a period of up to 18 months. The authorization of the board of directors permits the repurchase of shares through the open market, an accelerated program, a tender offer or privately negotiated transactions. No purchases were made under the program during the second quarter.

Item 4.	Submission of Matters to a Vote of Security Holders

(c)	The Annual Meeting of Shareholders of CME Group (the “Annual Meeting”) was held on May 7, 2008. The matters voted on at the meeting, and the results of the voting, were as follows:

1.	Election of Directors

a.	The election of eight Equity Directors (elected by Class A and Class B shareholders voting together as a single class) to serve on the Board until 2011.

The results were as follows:

Equity Director Nominee	Votes For	Votes Withheld
Craig S. Donohue	41,437,873	1,348,979
Timothy Bitsberger	41,833,622	953,231
Jackie M. Clegg	41,490,910	1,295,942
James A. Donaldson	41,852,258	934,594
J. Dennis Hastert	41,788,151	998,701
William P. Miller II	41,821,165	965,688
Terry L. Savage	41,625,544	1,161,308
Christopher Stewart	39,602,717	3,184,135

b.	The election of one Class B-1 director (elected by Class B-1 shareholders only) to serve on the Board until 2011. The results were as follows:

Class B-1 Director Nominee	Votes For	Abstentions
Bruce F. Johnson	215	10

c.	The election of one Class B-2 director (elected by Class B-2 shareholders only) to serve on the Board until 2011. The results were as follows:

Class B-2 Director Nominee	Votes For	Abstentions
Patrick B. Lynch	269	16

2.	Election of Class B Nominating Committees

a.	The election of five members of the Class B-1 Nominating Committee from a slate of ten candidates (elected by Class B-1 shareholders only) to serve until the 2009 annual meeting. The results were as follows:

Class B-1 Nominating Committee Nominee	Votes For	Abstentions
Jeffrey R. Carter	77	17
Michael J. Downs	84	12
Alan L. Freeman	40	27
John C. Garrity	90	15
David G. Hill	50	26
Lonnie Klein	93	12
W. Winfred Moore II	42	26
Brian J. Muno	70	21
Michael P. Savoca	86	13
Robert D. Wharton	47	26

b.	The election of five members of the Class B-2 Nominating Committee from a slate of ten candidates (elected by Class B-2 shareholders only) to serve until the 2009 annual meeting. The results were as follows:

Class B-2 Nominating Committee Nominee	Votes For	Abstentions
Norman B. Byster	70	29
Denis P. Duffey	126	29
Richard J. Duran	88	25
George P. Hanley	41	35
Donald J. Lanphere Jr.	128	24
Michael J. Moss	75	31
Ronald A. Pankau	132	23
Geoffrey R. Pierce	34	38
Thomas W. Senft	57	36
Barry D. Ward	84	23

3.	Ratification of Appointment of Independent Registered Public Accounting Firm

A proposal to ratify the appointment of Ernst & Young LLP to serve as the independent registered public accounting firm for CME Group for the fiscal year ending December 31, 2008 (ratified by Class A and Class B shareholders voting together as a single class). The results were as follows:

Votes For	Votes Against	Abstentions
41,916,035	498,444	372,369

Item 6.	Exhibits

2.1	Amendment No. 1, dated June 30, 2008 to the Agreement and Plan of Merger, dated as of March 17, 2008, among CME Group Inc., CMEG NY Inc., NYMEX Holdings, Inc. and New York Mercantile Exchange, Inc.

2.2	Amendment No. 2, dated July 18, 2008 to the Agreement and Plan of Merger, dated as of March 17, 2008, among CME Group Inc., CMEG NY Inc., NYMEX Holdings, Inc. and New York Mercantile Exchange, Inc. (incorporated by reference to Exhibit 2.1 to CME Group Inc.’s Form 8-K, filed with the SEC on July 23, 2008, File No. 001-31553).

10.1*	Second Amendment to Agreement for NASDAQ-100 Index and NASDAQ Composite Index Futures Products, dated as of June 26, 2008, by and between The NASDAQ OMX Group, Inc. f/k/a The Nasdaq Stock Market, Inc. and Chicago Mercantile Exchange Inc.

10.2	Amendment No. 1, dated as of July 18, 2008 to the Services Agreement, dated as of April 6, 2006 between Chicago Mercantile Exchange Inc. and New York Mercantile Exchange, Inc. (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on July 24, 2008, File No. 001-31553).

31.1	Section 302 Certification—Craig S. Donohue

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

*	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc.
(Registrant)

Dated: August 7, 2008	By:	/s/ James E. Parisi
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer