Form 10-Q
period 2008-09-30
CME GROUP INC.
filed 2008-11-10
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 22, 2008 was as follows: 66,980,743 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CME GROUP INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

On July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings), which in connection with the merger was renamed CME Group Inc. (CME Group). On August 22, 2008, NYMEX Holdings, Inc. (NYMEX Holdings) merged into CME Group. Unless otherwise noted, disclosures of trading volume, revenue and other statistical information include the results of CBOT Holdings beginning on July 13, 2007 and the results of NYMEX Holdings beginning on August 23, 2008.

Certain Terms

Throughout this document, unless otherwise specified or if the context otherwise requires:

•

“CME Group” refers to (1) CME Holdings and its subsidiaries prior to the completion of the merger between CME Holdings and CBOT Holdings, which occurred on July 12, 2007, (2) the combined company of CME Holdings and CBOT Holdings and their respective subsidiaries after July 12, 2007 and (3) the combined company of CME Holdings, CBOT Holdings and NYMEX Holdings as well as their respective subsidiaries after August 22, 2008;

•

“CME Holdings” refers to Chicago Mercantile Exchange Holdings Inc., which was the surviving corporation in its merger with CBOT Holdings and which was renamed CME Group Inc. in connection with the merger;

•	“CME” refers to Chicago Mercantile Exchange Inc., a wholly-owned subsidiary of CME Group;

•	“CBOT Holdings” refers to CBOT Holdings, Inc.;

•	“CBOT” refers to Board of Trade of the City of Chicago, Inc., which was a wholly-owned subsidiary of CBOT Holdings and became a wholly-owned subsidiary of CME Group on July 12, 2007;

•	“NYMEX Holdings” refers to NYMEX Holdings, Inc.;

•

“NYMEX” refers to New York Mercantile Exchange, Inc. and Commodity Exchange, Inc., which were wholly-owned subsidiaries of NYMEX Holdings and became subsidiaries of CME Group on August 22, 2008 when they merged into CMEG NY Inc., a wholly-owned subsidiary of CME Group;

•	“Exchange” refers to CME, CBOT and NYMEX, collectively; and

•	“We,” “us” and “our” refers to CME Group and its consolidated subsidiaries, collectively.

Forward-Looking Statements

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. Forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

•

our ability to realize the benefits and control the costs of our acquisition of NYMEX Holdings and our ability to successfully integrate the businesses of CME Group and NYMEX Holdings, including the fact that such integration may be more difficult, time consuming or costly than expected and revenues following the transaction may be lower than expected and expected cost savings from the transaction may not be fully realized within the expected time frames or at all;

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

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to continue to generate revenues from our processing services;

•	our ability to maintain existing customers and develop strategic relationships and attract new ones;

•	our ability to expand and offer our products in foreign jurisdictions;

•	changes in domestic and foreign regulations;

•

changes in government policy, including policies relating to common or directed clearing, changes as a result of a combination of the Securities and Exchange Commission (SEC) and the U.S. Commodity Futures Trading Commission, or changes relating to the recently enacted Emergency Economic Stabilization Act of 2008;

•	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to generate revenue from our market data that may be reduced or eliminated by the growth of electronic trading or declines in subscriptions;

•

changes in our rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure;

•	the ability of our financial safeguards package to adequately protect us from the credit risks of clearing members;

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange and commodities markets;

•	economic, political and market conditions, including the recent volatility of the capital and credit markets;

•	our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of performance of our systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax on futures and options on futures transactions;

•	the seasonality of the futures business; and

•	changes in the regulation of our industry with respect to speculative trading in commodity interests and derivative contracts.

For a detailed discussion of these and other factors that might affect our performance, see our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008, our Quarterly Report for the quarter ended March 31, 2008, filed with the SEC on May 9, 2008, our Quarterly Report for the quarter ended June 30, 2008, filed with the SEC on August 7, 2008 and Item 1A of this Report.

The Globe logo, CME, Chicago Mercantile Exchange, CME Group, Globex and E-mini, are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. All other trademarks are the property of their respective owners. Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our Web site does not constitute a part of this Report.

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

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$582,421	$845,312
Collateral from securities lending, at fair value	909,360	2,862,026
Marketable securities available for sale, including pledged securities of $83,914 and $100,061	127,322	203,308
Accounts receivable, net of allowance of $2,497 and $1,392	339,941	187,487
Other current assets	92,893	55,900
Cash performance bonds and security deposits	7,506,397	833,022

Total current assets	9,558,334	4,987,055
Property, net of accumulated depreciation and amortization of $458,861 and $435,121	660,795	377,452
Intangible assets – trading products	16,959,000	7,987,000
Intangible assets – other, net	3,443,331	1,796,789
Goodwill	7,765,049	5,049,211
Other assets	868,543	108,690

Total Assets	$39,255,052	$20,306,197

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$53,130	$58,965
Payable under securities lending agreements	947,073	2,862,026
Short-term debt	503,703	164,435
Other current liabilities	598,321	157,615
Cash performance bonds and security deposits	7,506,397	833,022

Total current liabilities	9,608,624	4,076,063
Long-term debt	2,412,817	—
Deferred tax liabilities	8,090,348	3,848,240
Other liabilities	114,503	76,257

Total Liabilities	20,226,292	8,000,560
Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 67,090 and 53,278 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	671	533
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,314,171	10,688,766
Retained earnings	1,734,404	1,619,440
Accumulated other comprehensive loss	(20,486)	(3,102)

Total Shareholders’ Equity	19,028,760	12,305,637

Total Liabilities and Shareholders’ Equity	$39,255,052	$20,306,197

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Clearing and transaction fees	$558,721	$477,840	$1,542,280	$988,803
Quotation data fees	75,644	45,821	192,281	95,163
Processing services	17,910	17,981	53,944	90,300
Access and communication fees	10,894	10,487	32,194	25,862
Other	17,783	13,093	48,551	26,434

Total Revenues	680,952	565,222	1,869,250	1,226,562
Expenses
Compensation and benefits	84,581	78,462	231,458	191,591
Communications	11,496	12,044	39,118	29,973
Technology support services	11,929	15,747	47,041	33,284
Professional fees and outside services	16,958	15,046	47,783	36,328
Amortization of purchased intangibles	29,047	15,964	63,158	16,592
Depreciation and amortization	34,087	32,872	102,869	72,661
Occupancy and building operations	18,960	14,647	52,904	32,835
Licensing and other fee agreements	19,253	11,471	44,792	25,300
Restructuring	49	4,512	2,065	4,512
Other	33,821	19,082	73,722	44,925

Total Expenses	260,181	219,847	704,910	488,001

Operating Income	420,771	345,375	1,164,340	738,561

Non-Operating Income (Expense)
Investment income	17,986	21,027	41,409	57,727
Gains (losses) on derivative investments	7,504	60	(7,758)	60
Securities lending interest income	8,503	23,150	32,147	91,560
Securities lending interest and other costs	(28,906)	(21,710)	(48,211)	(88,801)
Interest and other borrowing costs	(17,884)	(1,420)	(21,590)	(1,444)
Guarantee of exercise right privileges	8,016	(28,499)	12,789	(28,499)
Equity in losses of unconsolidated subsidiaries	(20,057)	(3,663)	(27,927)	(10,054)
Other income (expense)	67	—	(8,398)	—

Total Non-Operating	(24,771)	(11,055)	(27,539)	20,549

Income before Income Taxes	396,000	334,320	1,136,801	759,110
Income tax provision	227,309	132,748	483,380	301,635

Net Income	$168,691	$201,572	$653,421	$457,475

Earnings per Common Share:
Basic	$2.82	$3.90	$11.66	$11.28
Diluted	2.81	3.87	11.61	11.18
Weighted Average Number of Common Shares:
Basic	59,870	51,748	56,054	40,556
Diluted	60,086	52,103	56,302	40,920

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2007	53,278	3	$10,689,299	$1,619,440	$(3,102)	$12,305,637
Comprehensive income:
Net income				653,421		653,421
Change in net unrealized gain on securities, net of tax of $7,671					(10,871)	(10,871)
Net unrealized loss on derivatives, net of tax of $484					(748)	(748)
Change in net actuarial loss on defined benefit plans, net of tax of $241					364	364
Change in foreign currency translation adjustment, net of tax of $4,134					(6,129)	(6,129)

Total comprehensive income						636,037
Cash dividends on common stock of $8.45 per share				(538,457)		(538,457)
Class A common stock issued in exchange for BM&F Bovespa SA stock	1,189		631,394			631,394
Class A common stock issued in NYMEX Holdings merger, including vested stock options, restricted stock units and stock issuance costs	12,566		5,963,347			5,963,347
Tax benefit of stock issuance costs related to CBOT Holdings merger			6,385			6,385
Repurchase of Class A common stock	(62)		(24,003)			(24,003)
Exercise of stock options	106		11,391			11,391
Excess tax benefits from option exercises and restricted stock vesting			7,614			7,614
Vesting of issued restricted Class A common stock	6
Shares issued to Board of Directors	5		2,464			2,464
Shares issued under Employee Stock Purchase Plan	2		651			651
Stock-based compensation			26,300			26,300

Balance at September 30, 2008	67,090	3	$17,314,842	$1,734,404	$(20,486)	$19,028,760

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(in thousands, except per share data)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2006	34,836	3	$405,862	$1,116,209	$(2,979)	$1,519,092
Cumulative effect of adopting FIN No. 48				(3,720)		(3,720)

Balance at January 1, 2007	34,836	3	405,862	1,112,489	(2,979)	1,515,372
Net income				457,475		457,475
Change in net unrealized loss on securities, net of tax of $967					1,469	1,469
Change in net actuarial loss on defined benefit plans, net of tax of $838					(1,254)	(1,254)
Change in foreign currency translation adjustment, net of tax of $370					561	561

Total comprehensive income						458,251
Cash dividends on common stock of $2.58 per share				(105,749)		(105,749)
Class A common stock issued in CBOT Holdings merger, including stock options and restricted stock assumed and stock issuance costs	19,816		11,126,094			11,126,094
Repurchase of Class A common stock	(1,695)		(950,604)			(950,604)
Exercise of stock options	200		25,192			25,192
Excess tax benefits from option exercises and restricted stock vesting			23,815			23,815
Vesting of issued restricted Class A common stock	6
Shares issued to Board of Directors	4		2,143			2,143
Shares issued under Employee Stock Purchase Plan	1		662			662
Stock-based compensation			16,219			16,219

Balance at September 30, 2007	53,168	3	$10,649,383	$1,464,215	$(2,203)	$12,111,395

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$653,421	$457,475
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	26,300	16,219
Amortization of shares issued to Board of Directors	1,706	1,161
Amortization of purchased intangibles	63,158	16,592
Depreciation and amortization	102,869	72,661
Recognition of in-process research and development acquired from Credit Market Analysis Limited	3,650	—
Allowance for doubtful accounts	573	(40)
Net accretion of discounts and amortization of premiums on marketable securities	(210)	(821)
Net accretion of discounts and amortization of financing costs on debt	2,261	274
Loss on sale of metals trading products	2,780	—
Net loss on derivative investments	7,758	—
Impairment of securities lending assets	21,746	—
Impairment of goodwill and intangible assets	14,136	—
Guarantee of exercise right privileges	(12,789)	28,499
Equity in losses of unconsolidated subsidiaries	27,927	10,054
Deferred income taxes	(32,179)	(49,160)
Change in assets and liabilities:
Accounts receivable	(25,916)	(60,877)
Other current assets	60,163	2,537
Other assets	(16,729)	(4,554)
Accounts payable	6,073	(1,548)
Other current liabilities	(91,334)	2,539
Income taxes payable	22,889	67,565
Other liabilities	24,459	12,986

Net Cash Provided by Operating Activities	862,712	571,562
Cash Flows from Investing Activities:
Proceeds from maturities of marketable securities	254,112	685,250
Purchases of marketable securities	(168,392)	(629,071)
Net change in NYMEX securities lending program investments	119,258	—
Purchases of property, net	(119,398)	(89,993)
Cash acquired in merger with CBOT Holdings Inc.	—	116,187
Acquisition of Credit Market Analysis Limited, net of cash received	(94,228)	—
Acquisition of NYMEX Holdings, Inc., net of cash received	(2,769,894)	—
NYMEX membership rights payment	(612,000)	—
Merger-related transaction costs	(17,536)	(40,626)
Purchase of exercise right privileges	—	(39,750)
Purchase of derivative related to BM&F Bovespa SA investment	(45,195)	—
Proceeds from sale of metals trading products	15,000	—
Capital contributions to FXMarketSpace Limited	(7,157)	(14,452)
Contingent consideration for Liquidity Direct Technology, LLC assets	—	(3,059)

Net Cash Used in Investing Activities	(3,445,430)	(15,514)

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Financing Activities:
Proceeds from issuance of commercial paper, net of maturities	$1,035,002	$164,147
Proceeds from other borrowings, net of issuance costs	2,883,888	—
Repayment of other borrowings	(1,282,909)	—
Net change in NYMEX securities lending program liabilities	(119,258)	—
Cash dividends	(202,739)	(105,749)
Stock issuance costs in merger with CBOT Holdings	—	(15,991)
Repurchase of Class A common stock	(14,157)	(949,340)
Proceeds from exercise of stock options	11,391	25,192
Excess tax benefits related to employee option exercises and restricted stock vesting	7,958	32,561
Proceeds from Employee Stock Purchase Plan	651	662

Net Cash Provided by (Used in) Financing Activities	2,319,827	(848,518)
Net change in cash and cash equivalents	(262,891)	(292,470)
Cash and cash equivalents, beginning of period	845,312	969,504

Cash and Cash Equivalents, End of Period	$582,421	$677,034

Supplemental Disclosure of Cash Flow Information:
Income taxes paid, net of refunds	$459,585	$253,461
Interest paid (excluding interest for securities lending)	6,936	943
Non-cash investing activities:
Change in net unrealized securities gains and losses	(18,542)	2,436
Change in foreign currency translation adjustment	(10,263)	931
Non-cash financing activities:
Fair value of Class A common stock, stock options and restricted stock units issued in connection with NYMEX Holdings merger	5,963,347	—
Fair value of Class A common stock issued in exchange for BM&F Bovespa SA stock	631,394	—
Fair value of Class A common stock and stock options issued in connection with CBOT Holdings merger	—	11,144,789
Dividends declared but unpaid on Class A common stock	335,718	—

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

On August 22, 2008, CME Group completed its merger with NYMEX Holdings, Inc. (NYMEX Holdings). The financial statements and accompanying notes presented in this report include the financial results of NYMEX Holdings and its subsidiaries beginning on August 23, 2008.

The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

The consolidated financial statements consist of CME Group and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and their respective subsidiaries (collectively, the exchange). In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2008 and December 31, 2007 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made to the 2007 financial statements to conform to the presentation in 2008.

2. Business Combinations

NYMEX Holdings

Effective August 22, 2008, pursuant to the merger agreement dated March 17, 2008, as amended, CME Group completed its merger with NYMEX Holdings. The company entered into this merger primarily as a means to expand its product base, further leverage its existing operating model, extend its presence in the over-the-counter market and better position itself to compete on a global scale.

Under purchase accounting, CME Group is considered the acquirer of NYMEX Holdings. The preliminary purchase price consists of the following (in thousands):

Acquisition of NYMEX Holdings’ outstanding common stock:
In exchange for CME Group’s Class A common stock	$5,931,199
In exchange for cash	3,412,573
Fair value of NYMEX Holdings’ stock options and restricted stock units assumed	42,801
Merger-related transaction costs	51,114

Total Preliminary Purchase Price	$9,437,687

Acquisition of common stock. Pursuant to the merger agreement, NYMEX Holdings’ shareholders elected to receive cash, stock or a combination thereof as consideration for their shares. The aggregate consideration included a mandatory cash component equal to the product of NYMEX Holdings common stock outstanding at August 22, 2008 and $36.00 per share. Based on the election for cash and stock as subject to the mandatory cash requirement, CME Group issued 12.5 million shares of Class A common stock to NYMEX Holdings’ shareholders. The share price of $473 used to calculate the fair value of stock issued was based on the average closing price of CME Holdings Class A common stock for the five-day period beginning two trading days before and ending two trading days after March 17, 2008 (the merger announcement date).

Fair value of stock options and restricted units assumed. At the close of the merger, NYMEX Holdings had 1,412,000 stock options and 188,700 restricted stock units outstanding. Each stock option and restricted stock unit was converted using an exchange ratio of 0.2378 derived from the allocation of cash and stock consideration to the shareholders in accordance with the merger agreement.

The preliminary fair value of stock options was determined using a share price of $342, the closing price of the CME Group’s Class A common stock on August 21, 2008. The preliminary fair value of stock options was calculated using a Black-Scholes valuation model with the following assumptions: expected lives of 0.1 to 4.7 years; risk-free interest rates of 1.8% to 3.0%; expected volatility of 45%; and a dividend yield of 1.3%. The portion of fair value of unvested stock options related to future service has been allocated to deferred stock-based compensation and is being amortized over the remaining vesting period. The preliminary fair value of restricted stock units, all of which vested at the merger date, was determined using a share price of $342, the closing price of the CME Group’s Class A common stock on August 21, 2008.

Merger-related transaction costs. These include costs incurred by CME Group for investment banking fees, legal and accounting fees, and other external costs directly related to the merger.

Preliminary purchase price allocation. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the preliminary purchase price has been allocated to NYMEX Holdings’ net tangible and identifiable intangible assets based on their estimated fair values as of August 22, 2008. The allocation of the purchase price was based on certain preliminary valuations and the estimates and assumptions are subject to change. The primary areas of those purchase price allocations that are not yet finalized relate to the valuation of intangible assets and real property, restructuring liabilities and goodwill. The company expects to finalize its purchase price allocation within the next ten months.

(in thousands)
Cash and cash equivalents	$642,680
Other current assets	781,718
Property and equipment	260,627
Intangible assets	10,672,630
Other non-current assets	141,212
Accounts payable and other current liabilities	(742,974)
Membership rights payment	(612,000)
Long-term deferred tax liabilities, net	(4,266,028)
Other non-current liabilities	(125,677)
Deferred stock-based compensation	10,653

Total Tangible and Intangible Assets and Liabilities	6,762,841
Goodwill	2,674,846

Total Preliminary Purchase Price	$9,437,687

The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The intangible assets and goodwill acquired are not deductible for tax purposes except for a small portion of goodwill attributable to merger-related transaction costs.

Intangible assets. In performing the preliminary purchase price allocation, the company considered many factors including its intentions for the future use of acquired assets, analyses of historical financial performance and estimates of future performance. The preliminary fair value of the trade name was estimated using the relief from royalty method. The preliminary fair values for components of lease-related intangibles were derived from income capitalization and sales comparison approaches. The preliminary fair values for all other intangible assets were estimated using a multi-period excess earnings method. The following table sets forth the preliminary fair values of the intangible assets as of September 30, 2008:

(in thousands)	Fair Value	Estimated Useful Life
Trading products (1)	$9,000,000	Indefinite
Clearing firm relationships (2)	1,170,000	30 years
Trade name	250,000	Indefinite
Market data customer relationships (2)	190,000	30 years
Lease-related intangibles	42,630	4 to 13 years
ClearPort technology	10,000	5 years
Open interest	10,000	0.5 years

Total Intangible Assets	$10,672,630

(1)	Trading products include energy and metals trading product lines. The majority of these products have traded at NYMEX for decades and authorizations by the U.S. Commodity Futures Trading Commission to trade these products are perpetual.
(2)	Clearing firm and market data customer relationships represent the underlying relationships with NYMEX’s existing clearing firm and market data customer base. Due to their historically insignificant attrition rates, the amortization of these assets has been calculated on a straight-line basis. This method best reflects the estimated pattern in which the economic benefits from these relationships will be realized.

Pre-merger contingencies. The company has not identified any material unrecorded pre-merger contingencies that are both probable and reasonably estimable. If prior to the end of the one-year purchase price allocation period, information becomes available which indicates that it is probable that such events had occurred and the amounts can be reasonably estimated, adjustments will be made to the purchase price allocation.

Pro forma results. The following unaudited condensed pro forma consolidated income statements assumes that the NYMEX Holdings and CBOT Holdings mergers were completed as of January 1, 2007.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Total Revenues	$794.4	$744.6	$2,383.9	$2,054.2
Total Expenses	339.2	332.2	925.7	938.3
Total Non-Operating Income (Expense)	(55.8)	(71.8)	(111.4)	(186.0)
Net Income	168.1	184.5	759.3	528.5
Earnings per Share:
Basic	$2.51	$2.76	$12.98	$7.88
Diluted	2.50	2.74	11.32	7.83

This pro forma information has been prepared for comparative purposes only and is not intended to be indicative of past or future results. The pro forma information for the periods presented includes purchase accounting effects on historical NYMEX Holdings’ operating results, amortization of purchased intangible assets, stock-based compensation expense for unvested stock options and restricted stock units assumed as well as the impact of NYMEX’s membership rights payment on investment income. Results for the quarter and nine months ended September 30, 2008 include NYMEX Holdings’ merger-related transaction costs of approximately $43.6 million and $52.7 million, respectively.

3. Securities Lending

Under its securities lending program, the company lends a portion of the securities that have been deposited to satisfy performance bond requirements to a third party on an overnight basis and receives collateral in the form of cash. The cash is then invested in instruments on which the company receives the benefit, and bears the risk, to generate interest income. Interest expense is paid to the third party for the cash collateral, and a fee is paid to the program’s third party administrator on each transaction. Securities on loan are marked to market daily and compared to collateral received.

At September 30, 2008, cash collateral in CME’s securities lending program was invested in money market mutual funds with an estimated fair value of $493.4 million. During September 2008, the company recorded an impairment loss of $6.0 million on CME’s invested collateral due to the default of a corporate debt issuer on its obligation to one of the money market mutual funds. The impairment loss was recorded in securities lending interest and other costs in the consolidated statements of income. CME’s securities lending program liabilities were $499.4 million at September 30, 2008.

As part of its merger with NYMEX Holdings, the company acquired the assets and liabilities of the NYMEX securities lending program. NYMEX also lends a portion of the securities that have been deposited to satisfy performance bond requirements to a third party on an overnight basis in return for cash collateral. At September 30, 2008, NYMEX securities lending cash collateral was invested as follows:

(in thousands)	Cost	Fair Value	Unrealized Gain (Loss)
Corporate debt securities	$401,272	$398,221	$(3,051)
Asset-backed securities	12,539	12,422	(117)
Repurchase agreements	5,307	5,307	—

Total Invested Collateral	$419,118	$415,950	$(3,168)

At September 30, 2008, all collateral was invested in securities with remaining maturities of one year or less. NYMEX securities lending program liabilities were $447.7 million at September 30, 2008.

During September 2008, the company recorded an impairment loss of $15.7 million on NYMEX invested collateral due to the default of one of the corporate debt issuers. The impairment loss was recorded in securities lending interest and other costs in the consolidated statements of income.

4. Performance Bonds and Security Deposits

CME maintains performance bonds and security deposit requirements for futures and options traded on the CME, CBOT and NYMEX exchange marketplaces. Each firm that clears futures and options traded on the exchanges is required to deposit acceptable collateral and maintain specified performance bonds and security deposits principally in the form of cash, funds deposited in the various Interest Earning Facility programs, U.S. government and certain foreign government securities, bank letters of credit or shares of specific U.S. equity securities. Clearing firm positions executed on the CME, CBOT and NYMEX exchange marketplaces are subject to the guarantee of CME Clearing. Because NYMEX members have been included in the security deposit calculation, the NYMEX guarantee fund, which would have previously been used for any loss sustained by NYMEX as a result of a default of a clearing firm, was terminated. Each clearing firm’s positions are separately accounted for in regulated and non-regulated accounts, for which performance bond and security deposit requirements are calculated. Performance bonds and security deposits are available to meet the financial obligations of that clearing firm to CME Clearing. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of CME in excess of amounts needed for normal operations. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposit required. As a result, these offsetting liabilities may vary significantly over time.

In addition, the rules and regulations of CBOT require certain minimum financial requirements for delivery of physical commodities. To satisfy these requirements, CBOT clearing firms must deposit collateral with CME in the form of cash, U.S. Treasury securities or letters of credit.

5. Intangible Assets and Goodwill

During August 2008, the company merged with NYMEX Holdings. In connection with the merger, the company recorded goodwill and identifiable intangible assets. Indefinite-lived intangible assets consist primarily of trading products and a trade name. Amortizable intangible assets include primarily clearing firm and market data customer relationships. The values of goodwill and intangible assets are based on a preliminary purchase price allocation as of September 30, 2008.

Intangible assets, which include intangible assets acquired with CMA and NYMEX Holdings as well as in prior transactions, consisted of the following at September 30, 2008:

(in thousands)	Cost	Accumulated Amortization	Net Book Value
Clearing firm, market data and other customer relationships	$2,858,510	$(68,064)	$2,790,446
Lease-related intangibles	84,806	(7,302)	77,504
Dow Jones licensing agreement	74,000	(8,192)	65,808
Technology-related intellectual property	28,360	4,055	24,305
Open interest	10,000	(2,151)	7,849
Market maker agreement	9,682	(3,969)	5,713
Other (1)	3,578	(1,739)	1,849

Total Amortizable Intangible Assets	$3,068,936	$(95,462)	2,973,474

Trading products			16,959,000
Trade names			467,400
Other (2)			2,457

Total Indefinite-Lived Intangible Assets			17,428,857

Total Intangible Assets			$20,402,331

(1)	Other amortizable intangible assets consist primarily of non-compete and service agreements, trade names with limited lives, and foreign currency translation adjustments on CMA’s intangible assets.
(2)	Other indefinite-lived intangible assets consist of products in development, a regulatory license and foreign currency translation adjustments on CMA and Swapstream’s intangible assets.

As of September 30, 2008, the future estimated amortization expense related to amortizable intangible assets is expected to be:

(in thousands)
Remainder of 2008	$36,063
2009	126,441
2010	123,238
2011	122,908
2012	116,815
2013	107,915
Thereafter	2,340,094

On September 7, 2008, CME Group completed its sale of CBOT metals trading products, including open interest, to NYSE Euronext. Metals trading products, which were acquired as part of the merger with CBOT Holdings, had a carrying amount of approximately $28.0 million at the sale date. The company recognized a loss of $2.8 million in the third quarter of 2008.

Goodwill consisted of the following at September 30, 2008:

(in thousands)	Balance at January 1, 2008	Acquisitions	Impairment Adjustment	Other Activity (1)	Balance at September 30, 2008
CBOT Holdings	$5,037,316	$—	$—	$(1,169)	$5,036,147
NYMEX Holdings	—	2,674,846	—	(1,321)	2,673,525
CMA	—	60,772	—	(5,395)	55,377
Swapstream	11,895	—	(11,895)	—	—

Total Goodwill	$5,049,211	$2,735,618	$(11,895)	$(7,885)	$7,765,049

(1)	Other activity consists primarily of adjustments to restructuring costs and tax contingencies for CBOT Holdings, the recognition of excess tax benefits upon exercise of stock options assumed for CBOT Holdings and NYMEX Holdings, and foreign currency translation adjustments for CMA.

During the third quarter of 2008, the company recorded a $3.2 million and $11.9 million impairment charge to reduce the carrying amounts of Swapstream intangible assets and goodwill, respectively, to their estimated fair values based on the results of an annual impairment test.

6. Debt

On August 12, 2008, CME Group completed a public offering of $250.0 million aggregate principal amount of floating rate notes due 2009, $300.0 million aggregate principal amount of floating rate notes due 2010 and $750.0 million aggregate principal amount of 5.40% notes due 2013. The floating rate notes due 2009 bear interest equal to three-month London Interbank Offered Rate (LIBOR) plus 0.20% per year, adjusted quarterly. The floating rate notes due 2010 bear interest equal to three-month LIBOR plus 0.65% per year, adjusted quarterly. Proceeds from the offering, together with other available funds, were used to finance the company’s merger with NYMEX Holdings.

On August 22, 2008, CME Group entered into a $1.4 billion senior credit facility, with various financial institutions, which provides for term loans of up to $420.5 million and for revolving loans of up to $995.5 million. This facility expires on August 22, 2011. The company may, at its option, so long as no default is continuing, increase the revolving portion of the facility up to $1.1 billion with the consent of only the various financial institutions providing the additional funds. Proceeds from this facility were used, in part, to finance the merger with NYMEX Holdings, to pay merger-related transaction costs in connection with that merger and to refinance certain existing indebtedness of NYMEX Holdings. Borrowings under the revolving portion of this facility were used, in part, to provide ongoing working capital and for other corporate purposes of the company and its subsidiaries, including supporting issuances of commercial paper, financing dividends and repurchasing stock. As of September 30, 2008, the company had borrowed and subsequently repaid $995.5 million of this facility.

On August 22, 2008, CME Group initiated a 364-day revolving bridge facility with various financial institutions. The facility initially provided for loans of up to $3.2 billion, but was later reduced to $1.3 billion. At its option, the company may borrow under the facility at the prime rate. The company pays a fee of 0.03% per year to maintain the facility. As of September 30, 2008, the company had borrowed and subsequently repaid $187.0 million of this facility. Proceeds from the program were used in part to fund the company’s merger with NYMEX Holdings and may also be used to pay merger-related transaction costs in connection with that merger, to finance dividends and to repurchase the company’s stock. The revolving bridge facility may also serve as a back-up facility for a commercial paper program.

Commercial paper with an aggregate par value of $1.2 billion and maturities ranging from one to 65 days were issued during the third quarter of 2008. At September 30, 2008, $1.2 billion ($253.9 million in short-term and $945.5 million in long-term) remained outstanding. The weighted average interest rate of commercial paper outstanding during the third quarter was 2.46%. The weighted average balance of commercial paper outstanding during the the third quarter of 2008 was $447.3 million.

Debt consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
Short-term debt:
$250 million floating rate notes due 2009, interest equal to 3-month LIBOR plus 0.20%, reset quarterly(1)	$249,787	$—
Commercial paper (backed by a 364-day revolving facility)	253,916	164,435

Total short-term debt	$503,703	$164,435

Long-term debt:
$300 million floating rate notes due 2010, interest equal to 3-month LIBOR plus 0.65%, reset quarterly(1)	$299,444	$—
$750 million fixed rate notes due 2013, interest equal to 5.4%	747,373	—
Term loan due 2011, interest equal to 3-month LIBOR plus 1%, reset quarterly(1)	420,500	—
Commercial paper (backed by a 3-year senior credit facility)	945,500	—

	$2,412,817	$—

(1)	See Note 10 for a discussion of the interest rate swaps associated with these borrowings.

Long-term debt maturities, at par value, are as follows as of September 30, 2008:

(in thousands)
2008	$—
2009	—
2010	300,000
2011	1,366,000
2012	—
2013 and thereafter	750,000

7. Restructuring

In August 2007, subsequent to its merger with CBOT Holdings, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operational efficiencies. Restructuring efforts include reductions in employee positions, the closure of duplicate facilities and consolidation of trading and other technologies. Total estimated restructuring costs of $30.3 million consist primarily of severance and transitional payments and contract termination penalties which were substantially complete by July 2008.

The following is a summary of restructuring activity for this plan:

(in thousands)	Planned Restructuring Costs	Interest on Deferred Payments	Accrued to Date	Total Cash Payments	Liability at September 30, 2008	Total Expected Payments
Severance and related costs	$20,988	$154	$21,142	$(19,992)	$1,150	$21,466
Contract terminations	8,597	280	8,877	(8,221)	656	8,877

Total Restructuring	$29,585	$434	$30,019	$(28,213)	$1,806	$30,343

As of September 30, 2008, the company had not finalized its plans to restructure operations in conjunction with the integration of NYMEX Holdings. The company intends to finalize and initiate its restructuring plan related to the NYMEX Holdings merger in the fourth quarter of 2008.

8. Income Taxes

The company’s effective tax rate was 57.4% in the third quarter of 2008 and 42.5% for the first nine months of 2008. The effective tax rate is impacted by the increase in the state and local tax rates as a result of the recent combination with NYMEX, including a charge of $48.3 million to record the impact of the new combined state and local tax rate on the existing net deferred tax liability. For the first nine months of 2008, this increase in the state and local tax rates and the resulting impact to the net deferred tax liability is partially offset by the first quarter benefit from the Illinois tax law change that resulted in a $38.6 million reduction in the net deferred tax liability.

Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the nine months ended September 30 is as follows:

	2008	2007
Statutory U.S. federal tax rate	35.0%	35.0%
State taxes, net of federal benefit	5.4	4.8
Impact of Illinois tax law change	(3.4)	—
Impact of NYMEX acquisition on existing deferred taxes	4.3	—
Other, net	1.2	(0.1)

Effective Tax Rate	42.5%	39.7%

The company’s net deferred tax liability as of September 30, 2008 increased significantly from December 31, 2007 due to the recent merger with NYMEX Holdings and the deferred tax liability which was recognized on the identified intangibles acquired as part of the merger.

Net current deferred tax assets and net long term deferred tax liabilities consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
Net Current Deferred Tax Assets:
Accrued expenses and other	$16,878	$9,567
Stock-based compensation	13,664	4,629
Restructuring	726	4,203

Net Current Deferred Tax Assets	$31,268	$18,399

Net Long-Term Deferred Tax Assets/(Liabilities):
Depreciation and amortization	$33,414	$30,472
Foreign net operating losses	18,623	11,235
Real Estate	16,139	16,090
Stock-based compensation	12,464	12,377
Deferred compensation	9,873	8,878
Other	24,852	22,554

Subtotal	115,365	101,606
Valuation allowance	(18,623)	(11,235)

Total long-term deferred tax assets	96,742	90,371

Purchased intangibles	(8,173,508)	(3,915,155)
Software development costs	(13,483)	(13,384)
Other	(99)	(10,072)

Total long-term deferred tax liabilities	(8,187,090)	(3,938,611)

Net Long-Term Deferred Liabilities	$(8,090,348)	$(3,848,240)

9. Contingencies and Guarantees

Legal Matters. There are two purported class action complaints pending against the former NYMEX Holdings, the former NYMEX Holdings board of directors and CME Group in the Delaware Court of Chancery related to the merger between CME Group and NYMEX Holdings.

The first complaint, amended as of October 6, 2008, is a purported consolidated class action on behalf of former NYMEX Holdings’ shareholders (the shareholder complaint) which alleges, among other things, that the NYMEX Holdings board of directors breached their fiduciary duties in approving the merger agreement by exclusively negotiating a transaction with CME Group without regard to the fairness of the transaction to the NYMEX Holdings shareholders, failing to take steps to maximize shareholder value, capping the minimum price of NYMEX Holdings’ stock, failing to properly value NYMEX Holdings, making changes to NYMEX Holdings’ change of control severance plan weeks before announcing that it was engaged in discussions with CME Group, requiring the Class A members to execute a waiver and release that allegedly is coercive because it is intended to deprive them of their rights to participate in this lawsuit as well as their rights to past, present and future royalty payments under Section 311(G) of the former bylaws of NYMEX, and failing to fully disclose material information related to the merger, including financial information and information necessary to prevent statements contained in the preliminary proxy from being misleading. The shareholder complaint further alleges that CME Group aided and abetted the alleged breach of fiduciary duties.

The shareholder plaintiffs initially sought to enjoin the merger; however, they pulled the preliminary injunction hearing from the court’s calendar on August 5, 2008 after becoming satisfied that there had been adequate disclosures by NYMEX Holdings and CME Group. The shareholder plaintiffs now seek damages for the alleged breaches of fiduciary duties and a declaration that the waiver and release is invalid and unenforceable. On October 24, 2008, CME Group moved to dismiss the shareholder plaintiffs’ complaint.

The second complaint, amended as of September 18, 2008, is a purported consolidated class action on behalf of NYMEX Class A members (the member complaint) which alleges claims substantially similar to those raised in the shareholder complaint. The member plaintiff initially sought to enjoin the merger; however, she pulled the preliminary injunction hearing from the court’s calendar on August 5, 2008 after becoming satisfied that there had been adequate disclosures by NYMEX Holdings and CME Group. The member plaintiff now seeks damages for the alleged breaches of fiduciary duties and a declaration that the waiver and release is invalid and unenforceable. On September 22, 2008, CME Group filed a motion to dismiss and stay discovery.

On September 26, 2008, the member plaintiffs, jointly with the shareholder plaintiffs, filed a motion for declaratory judgment and requested an expedited hearing on their motion. On October 2, 2008, the Court denied the plaintiffs’ request for expedition and granted CME Group’s request to stay discovery in both actions. The parties currently are briefing CME Group’s motion to dismiss the shareholder complaint and motion to dismiss the member complaint, as well as the plaintiffs’ joint motion for declaratory judgment. Based on its investigation to date and advice from counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

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

On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the Chicago Board Options Exchange (CBOE). The lawsuit seeks to enforce and protect the exercise right privileges (ERPs). The lawsuit alleges that these ERPs allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. On June 2, 2008, the parties reached a settlement in principle. Under the proposed settlement terms with CBOE, which are subject to execution of a class settlement agreement and to its approval by the Delaware Court, participating Class A members will share in an aggregate of 18 percent of the CBOE Holdings equity through the issuance of warrants that will be converted into non-voting common stock of CBOE Holdings convertible upon CBOE Holdings’ initial public offering into voting common stock. Class members will also be entitled to receive non-interest bearing notes for their pro rata share of $300.0 million. Participating Class B members will be paid $250,000 for each ERP owned.

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

CBOE Exercise Right Privileges. Under the terms of the merger agreement with CBOT Holdings, eligible CBOT members who held ERPs were each given the choice of tendering their ERP to the company for $250,000 payable after the closing or to participate as a class member in the CBOE lawsuit with a guaranteed payment of up to $250,000 from the company if the lawsuit results in a recovery of less than that amount. On June 2, 2008, the parties to the lawsuit agreed to a settlement in principle. Pursuant to the terms of the settlement, holders of ERPs could submit a claim to participate in the settlement as a Class A or Class B settlement participant on October 14, 2008. Participating Class A members will share in an equity pool equal to 18% of the total common stock issued by CBOE in its demutualization and will share in cash pool of up to $300.0 million, subject to a cap of $600,000 per individual. Participating Class B members would be paid $250,000 per ERP. The settlement remains subject to court approval. The maximum possible aggregate payment under the company’s guarantee, assuming that all outstanding ERPs are paid $250,000 by the company, is $293.0 million.

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement that has been extended through October 2009. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At September 30, 2008, CME was contingently liable to SGX on irrevocable letters of credit totaling $34.0 million and had pledged securities with a fair value of $83.9 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of security deposits and performance bonds of the defaulting clearing firm.

10. Derivative Investments

The company mitigates certain financial exposures to foreign currency exchange rate risk and interest rate risk through the use of derivative financial instruments as part of its risk management program.

Foreign Currency Derivatives

In connection with its purchase of BM&F stock in February 2008, CME Group purchased an option to hedge against changes in the fair value of BM&F stock resulting from foreign currency rate fluctuations between U.S. dollar and the Brazilian real (BRL) beyond the option’s exercise price. Lehman Brothers Special Financing Inc. (LBSF) was the sole counterparty to this option contract. On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman was an event of default that gave the company the right to immediately terminate the put option agreement with LBSF. To mitigate credit risk, the derivative agreement required CME Group’s counterparty to collateralize substantially all of the option’s fair value with cash or U.S. Treasury securities. Upon termination of the option agreement, the company recognized a loss of $2.0 million due to the shortfall in collateralization. The company intends to file a proof of claim with the bankruptcy court.

The BM&F stock is currently carried at cost due to restrictions on CME Group’s ability to sell the stock. As of September 30, 2008, the company had not re-established a hedge against changes in fair value of the stock resulting from foreign currency rate fluctuations.

During the third quarter and first nine months of 2008, the company recognized a gain of $9.4 million and a loss of $5.9 million, respectively, due to the changes in the fair value of this option contract.

Interest Rate Derivatives

In connection with the issuance of floating rate debt in August 2008, the company entered into two interest rate swap agreements, designated as cash flow hedges, for purposes of hedging against a change in interest payments due to fluctuations in the underlying benchmark rate. These swaps are expected to be highly effective.

Under the first swap agreement, which is effective November 6, 2008 and matures on August 6, 2010, the company pays a fixed rate of interest and receives a variable rate of interest equal to the three-month LIBOR as determined on the quarterly reset date on a notional principal amount of $300.0 million. The net amount to be paid or received quarterly, beginning on February 6, 2009, is recorded as an adjustment to interest expense, while the change in fair value is recorded in accumulated other comprehensive income in the consolidated balance sheet to the extent that the hedge is effective. Any ineffectiveness is recorded in the consolidated statements of income in the period incurred. The aggregate fair value of the interest rate swap as of September 30, 2008 was an asset of $345,000. For the third quarter and nine months ended September 30, 2008, the company recognized a net unrealized gain of $345,000 of which an immaterial amount was considered ineffectiveness.

Under the second swap agreement, which is effective October 22, 2008 and matures on August 19, 2011, the company pays a fixed rate of interest and receives a variable rate of interest equal to the three-month LIBOR as determined on the quarterly reset date on a notional principal amount of $420.5 million. The net amount to be paid or received quarterly, beginning on January 22, 2009, is recorded as an adjustment to interest expense, while the change in fair value is recorded in accumulated other comprehensive income in the consolidated balance sheet to the extent that the hedge is effective. Any ineffectiveness is recorded in the consolidated statements of income in the period incurred. The aggregate fair value of the interest rate swap as of September 30, 2008 was a liability of $1.2 million. For the third quarter and nine months ended September 30, 2008, the company recognized a net unrealized loss related to the agreement of $1.2 million of which an immaterial amount was considered ineffectiveness.

Subsequent to the end of the third quarter, the company entered into an additional interest rate swap agreement. This swap is also designated as a cash flow hedge for purposes of hedging against a change in interest payments on floating rate debt due to fluctuations in the underlying benchmark rate. This swap, which is effective November 6, 2008 and matures on August 6, 2009, is expected to be highly effective. Under the swap agreement, the company pays a fixed rate of interest and receives a variable rate of interest equal to the three-month LIBOR as determined on the quarterly reset date on a notional principal amount of $250.0 million. The net amount to be paid or received quarterly, beginning on February 6, 2009, will be recorded as an adjustment to interest expense, while the change in fair value is recorded in accumulated other comprehensive income in the consolidated balance sheet to the extent that the hedge is effective. Any ineffectiveness will be recorded in the consolidated statements of income in the period incurred.

To mitigate counterparty credit risk, the swap agreements require collateralization by both counterparties for the swaps’ aggregate net fair value. Collateral, which is maintained in the form of cash, is adjusted and transferred on a daily basis.

11. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the board of directors, unvested CBOT options, and the unvested options assumed in the company’s merger with NYMEX Holdings, was $28.0 million for the nine months ended September 30, 2008 and $17.4 million for the nine months ended September 30, 2007. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $11.3 million and $6.9 million for the nine months ended September 30, 2008 and 2007, respectively.

In connection with the NYMEX Holdings merger, CME Group assumed stock options available or outstanding under the NYMEX Holdings’ Omnibus Long-Term Incentive Plan. A total of 0.6 million shares have been reserved for awards under this plan. Employee stock options totaling 335,721 shares were outstanding under this plan at the time the merger closed. CME Group accelerated vesting of 210,282 shares during the third quarter of 2008 and recognized $5.8 million in compensation and benefits expense.

In the first nine months of 2008, the company granted employees stock options totaling 180,210 shares under the CME Group Omnibus Stock Plan. The options have a ten-year term with exercise prices ranging between $337 and $486 per share, the closing market prices on the dates of grant. The fair value of these options totaled $33.0 million, measured at the grant dates using the Black-Scholes valuation model. The Black-Scholes fair value of the option grants was calculated using the following assumptions: dividend yield ranging from 0.9% to 1.4%; expected volatility ranging from 44% to 50%; risk-free interest rate ranging from 2.8% to 3.9%; and expected life of 6.5 years. The grant date weighted average fair value of options granted during the year was $183 per share.

Under Staff Accounting Bulletin No. 110, the company uses the simplified method to determine the expected term when calculating the fair value of employee stock options using the Black-Scholes valuation model. The company will continue to use the simplified method due to insufficient historical exercise data pertaining to options granted under the CME Group Omnibus Stock Plan, which began in 2000, and changes in business resulting from the company’s merger with CBOT Holdings and NYMEX Holdings.

Year to date, the company granted 12,727 shares of restricted Class A common stock which generally have a vesting period of one to five years. The fair value of these grants is $4.9 million, which is recognized as compensation expense on an accelerated basis over the vesting period.

CME Group also issued 5,509 and 4,072 shares of Class A common stock to its non-executive directors during the first nine months of 2008 and 2007, respectively. The fair value of these grants was $2.5 million and $2.1 million, respectively. These shares are not subject to any vesting restrictions.

12. Share Repurchases

In June 2008, CME Group was authorized, by its board of directors, to pursue new initiatives to return capital to shareholders. The initiatives include a share buyback program of up to $1.1 billion of CME Group Class A common stock, subject to market conditions. The buyback program will take place over a period of up to 18 months. The board’s authorization permits the repurchase of shares through the open market, an accelerated program, a tender offer or privately negotiated transactions. The company will repurchase its shares pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act of 1934. The share repurchase plan does not obligate CME Group to repurchase any specific dollar amount or number of shares of its Class A common stock.

In September 2008, CME Group purchased 62,360 shares of its Class A common stock at an average price of $382 per share for a total cost of $23.8 million. From October 1 through November 5, 2008, the company purchased 474,497 additional shares of its Class A common stock at an average price per share of $316 for a total cost of $150.0 million.

13. Fair Value Measurements

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

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity specific inputs.

In general, the company uses quoted prices in active markets for identical assets to determine fair market value of the investments within marketable securities, securities lending collateral and other equity investments. The Level 1 investments include U.S. Treasury securities, exchange traded mutual funds, repurchase agreements and publicly traded equity securities. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Investments included in Level 2 consist primarily of U.S. government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. Level 3 assets include certain corporate bonds and asset-backed securities as well as mutual funds. These assets have been valued using valuation models with inputs that are both observable and unobservable. The unobservable inputs used in these models are significant to the fair value of the investments and require management’s judgment.

The company determined the fair value of the derivative contracts using standard valuation models that are based on market-based observable inputs including forward and spot exchange rates and interest rate curves. Level 2 derivative assets include interest rate swaps and forward foreign exchange contracts.

The fair value of the liability for the guarantee of ERPs is derived using probability-weighted Black-Scholes option values for various scenarios. The liability is included in Level 3 because management uses significant unobservable inputs including probability, expected return and volatility factors to determine the fair value.

Financial assets and liabilities recorded in the consolidated balance sheet as of September 30, 2008 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$94,976	$—	$—	$94,976
Mutual funds	21,006	—	—	21,006
Municipal bonds	—	8,867	—	8,867
U.S. Government agency securities	—	2,425	—	2,425
Equities	48	—	—	48

Total	116,030	11,292	—	127,322
Securities lending collateral:
Mutual funds	—	—	493,410	493,410
Corporate bonds	—	395,682	2,540	398,222
Asset-backed securities	—	8,568	3,853	12,421
Repurchase agreements	5,307	—	—	5,307

Total	5,307	404,250	499,803	909,360
Derivative investments:
Interest rate swap contracts	—	1,772	—	1,772
Foreign currency forward contract	—	137	—	137

Total	—	1,909	—	1,909
Equity investments	71,623	—	—	71,623

Total Assets at Fair Value	$192,960	$417,451	$499,803	$1,110,214

Liabilities at Fair Value:
Interest rate swap contracts	$—	$2,630	$—	$2,630
Guarantee of CBOE exercise right privileges	—	—	1,194	1,194

Total Liabilities at Fair Value	$—	$2,630	$1,194	$3,824

The following is a reconciliation of assets and liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of 2008.

(in thousands)	Securities Lending Collateral	Foreign Currency Option	Guarantee of CBOE Exercise Right Privileges
Fair value of assets (liabilities) at January 1, 2008	$—	$—	$(13,983)
Purchases and issuances	22,536	45,195	—
Transfers in (out) of Level 3	499,410	—	—
Realized and unrealized gains (losses):
Included in non-operating income (expense)	(21,745)	(7,894)	12,789
Included in other comprehensive income (loss)	(398)	—	—
Settlements	—	(37,301)	—

Fair value of assets (liabilities) at September 30, 2008	$499,803	$—	$(1,194)

Total unrealized gains and (losses) related to financial assets and liabilities in the consolidated balance sheets at September 30, 2008	$(22,143)	$—	$12,789

Due to market conditions, the company revalued a money market mutual fund investment within the CME’s securities lending collateral using unobservable inputs during the third quarter of 2008. A financial institution defaulted on its obligation to the fund in the third quarter resulting in a decline in the fund’s market value. Management considered its exposure to potential loss due to the default and its ability to hold the investment in determining the fair value of the investments. As a result of the revaluation, the company recorded an impairment charge of $6.0 in securities lending interest and other costs during the third quarter as the decline in value was determined to be other-than-temporary. This investment was transferred into Level 3 during the third quarter because its fair value is based on management’s best estimate.

As a result of the merger with NYMEX Holdings in August 2008, the company acquired the collateral portfolio for the NYMEX securities lending program. At September 30, 2008, two corporate debt securities in the portfolio were determined to be other-than-temporarily impaired due to default by the issuers. The company recorded an impairment charge of $15.7 million in securities lending interest and other costs during the third quarter of 2008. These investment are included as purchases in Level 3 as they were acquired as part of the merger. In addition, the company has categorized certain asset-backed securities in the NYMEX securities lending portfolio in Level 3 because their fair value was estimated using valuation models with unobservable inputs.

14. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options of approximately 525,000 and 395,000 were anti-dilutive for the quarter and nine months ended September 30, 2008, respectively. Approximately 135,000 outstanding stock options and restricted stock awards were anti-dilutive for the quarter and nine months ended September 30, 2007, respectively. These shares were not included in the diluted earnings per common share calculations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net Income	$168,691	$201,572	$653,421	$457,475

Weighted Average Number of Common Shares:
Basic	59,870	51,748	56,054	40,556
Effect of stock options	208	344	240	352
Effect of restricted stock grants	8	11	8	12

Diluted	60,086	52,103	56,302	40,920

Earnings per Share:
Basic	$2.82	$3.90	$11.66	$11.28
Diluted	2.81	3.87	11.61	11.18

15. Subsequent Event

On October 10, 2008, CME renewed its 364-day clearing facility with a consortium of financial institutions. The amount of the line of credit was decreased to $600.0 million from $800.0 million. The line of credit continues to be collateralized by clearing firm security deposits held by the clearinghouse in the form of U.S. Treasury or agency securities, as well as security deposits in the Interest Earning Facilities and any performance bond deposits of a clearing firm that has defaulted on its obligation. The line may be increased up to $1.0 billion to the extent that collateral is available and the lenders have the ability to provide funding. At September 30, 2008, the company had collateral of $2.3 billion available.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007.

On July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings). At the time of the merger, the combined company was renamed CME Group Inc. (CME Group). On March 23, 2008, CME Group acquired Credit Market Analysis Ltd., a private company incorporated in the United Kingdom, and its wholly-owned subsidiaries (collectively, CMA). On August 22, 2008, NYMEX Holdings, Inc. (NYMEX Holdings) merged with CME Group. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of CBOT Holdings beginning July 13, 2007, the financial results of CMA beginning on March 24, 2008, and the financial results of NYMEX Holdings beginning August 23, 2008.

References in this discussion and analysis to “we,” “us” and “our” are to CME Group and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), and New York Mercantile Exchange, Inc. (NYMEX), collectively.

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

We have categorized our financial instruments measured at fair value into a three-level classification in accordance with SFAS No. 157. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Assets and liabilities carried at Level 1 fair value generally include U.S. Treasury and Government agency securities, equity securities listed in active markets, and investments in publicly traded mutual funds with quoted market prices.

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

To corroborate the reasonableness of our Level 3 fair value models, we have obtained valuations for Level 3 assets and liabilities from independent third parties where available. For further discussion regarding the fair value of financial assets and liabilities, see Note 13 in the notes to the unaudited consolidated financial statements.

Derivative Investments. We may use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value in the consolidated balance sheets in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 also requires that changes in our derivatives’ fair values be recognized in earnings, unless the instruments are accounted for as hedges. For a derivative designated as a fair value hedge, any gain or loss on the derivative is recognized in earnings in the period of change, to the extent the hedge is effective, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. We record the effective portions of our derivative financial instruments that are designated as cash flow hedges in accumulated other comprehensive income in the accompanying consolidated balance sheets. Any ineffective or excluded portion of a hedge is recognized in earnings immediately. Any realized gains and losses from hedges are classified in the consolidated statements of income consistent with the accounting treatment of the items being hedged.

RESULTS OF OPERATIONS

Financial Highlights

The comparability of our operating results for the third quarter and first nine months of 2008 to the same periods in 2007 is significantly impacted by our mergers with CBOT Holdings and NYMEX Holdings. In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense resulting from these transactions wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

The following summarizes significant changes in our financial performance in the third quarter and first nine months of 2008 when compared with the same periods in 2007.

•

Total revenues grew by 20% and 52% in the third quarter and first nine months of 2008, respectively, when compared with the same periods in 2007. The most significant increases occurred in clearing and transaction fees and quotation data fees while processing services experienced a decrease.

•

Total expenses increased by 18% and 44% in the third quarter and first nine months of 2008, respectively, driven mostly by increases in amortization of purchased intangibles, compensation and benefits costs, and depreciation and amortization. During the third quarter of 2008, we recognized goodwill and intangible assets impairment related to our Swapstream operations which also contributed to an increase in operating expenses when compared with 2007.

•

Net non-operating expense increased for both the third quarter and year-to-date periods due primarily to increased borrowings, impairments of our equity method investment in FXMS and certain securities lending assets, and a decline in market interest rates which reduced investment and securities lending income. Transaction-related costs incurred to complete our investment in BM&F Bovespa SA (BM&F) during the first quarter of 2008 also contributed to the year-to-date increase in net non-operating expense. The impact of these items was partially offset by a decline in our liability related to the guarantee of CBOE exercise right privileges and dividend income received from BM&F.

•	Operating margin, which we define as operating income expressed as a percentage of total revenues, was 62% in the third quarter of 2008 compared with 61% for the same period in 2007.

•

The effective tax rate increased to 42.5% year to date compared with 39.7% in the same period of 2007. This increase was primarily driven by an increase in our state and local tax rate due to our merger with NYMEX Holdings, including a charge of $48.3 million in the third quarter to record the impact of our new combined state and local tax rate on our existing net deferred tax liability. Year to date, this increase in our effective tax rate was partially offset by the first quarter benefit from the Illinois tax law change that resulted in a $38.6 million reduction in the net deferred tax liability.

Operating Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	Change	2008	2007	Change
Clearing and transaction fees	$558.7	$477.8	17%	$1,542.3	$988.8	56%
Quotation data fees	75.7	45.8	65	192.3	95.2	102
Processing services	17.9	18.0	—	53.9	90.3	(40)
Access and communication fees	10.9	10.5	4	32.2	25.9	24
Other	17.8	13.1	36	48.6	26.4	84

Total Revenues	$681.0	$565.2	20	$1,869.3	$1,226.6	52

Clearing and Transaction Fees. Revenues increased primarily due to growth in trading volume and an increase in average rate per contract.

Volume

The following table summarizes average daily trading volume. For comparative purposes, CME, CBOT and NYMEX products have been presented separately. The 2007 average daily trading volume for CBOT products has been calculated for the period July 13 through September 30, 2007. The 2008 average daily volume for NYMEX products has been calculated for the period August 23 through September 30, 2008. All amounts exclude TRAKRS, Swapstream and auction-traded products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2008	2007	Change	2008	2007	Change
Product Line Average Daily Volume
Interest rate:
CME	3,082	4,496	(31)%	3,671	3,898	(6)%
CBOT	2,948	3,652	(19)	3,224	3,652	(12)

Equity:
CME	3,597	3,064	17	3,341	2,464	36
CBOT	245	206	19	210	206	2

Foreign exchange:
CME	710	635	12	672	572	17

Commodity and alternative investment:
CME	101	86	17	100	85	18
CBOT	722	622	16	801	622	29
NYMEX	1,863	—	n.m.	1,863	—	n.m.

Aggregate Average Daily Volume:
CME	7,490	8,281	(10)	7,784	7,019	11
CBOT	3,915	4,480	(13)	4,235	4,480	(5)
NYMEX	1,863	—	n.m.	1,863	—	n.m.

Electronic Volume:
CME	6,426	6,301	2	6,503	5,273	23
CBOT	3,216	3,579	(10)	3,409	3,579	(5)
NYMEX	1,054	—	n.m.	1,054	—	n.m.
Electronic Volume as a Percentage of Total Volume	81%	77%		79%	77%

n.m. not meaningful

The addition of the NYMEX product lines was a major contributor to the overall trading volume increase during the third quarter and first nine months of 2008 when compared with the same periods in 2007. We also believe that a significant surge in overall market volatility caused by uncertainty surrounding the credit crisis contributed to the overall increase in volume, specifically within equity products. In this discussion of volume, NYMEX volume information for periods prior to August 23, 2008 is provided for comparative purposes only and does not correspond to revenue recognized by CME Group prior to that date. CBOT volume information for periods prior to July 13, 2007 is also provided for comparative purposes only.

Interest Rate Products

Overall interest rate product volume has declined during 2008 due primarily to the global credit crisis. We believe the credit crisis has distorted historical relationships between fixed income, money market and interest rate derivative securities.

Quarter to date, a decrease in CME Eurodollar options contributed to an overall decrease in CME interest rate volume. The average daily volume for CME Eurodollar options, which are primarily traded through open outcry, decreased by 54% to 0.8 million contracts per day in 2008 compared with the same period in 2007. CME Eurodollar futures contracts traded electronically decreased by 16% to 2.2 million contracts in 2008 compared with the same period in 2007. Extreme volatility and the decoupling of related markets have reduced certain customers’ ability to assume and maintain positions, which has resulted in a decrease in volume. We believe the increase in market volatility was generated from concerns regarding the credit crisis and uncertainty surrounding interest rate expectations.

Year to date, the average daily volume for CME Eurodollar options decreased by 26% to 1.0 million contracts in 2008 compared with the same period in 2007, which primarily contributed to the overall decrease in CME Eurodollar volume. The decrease was partially offset by a 10% increase in electronic CME Eurodollar futures to an average of 2.5 million contracts per day in 2008 compared with the same period in 2007.

Volume for the 10-Year U.S. Treasury Note futures and options averaged 1.3 million and 1.7 million contracts per day during the third quarter of 2008 and 2007, respectively, and 1.5 million and 1.6 million contracts per day during the first nine months of 2008 and 2007. Average daily volume for the 5-Year U.S. Treasury Note futures and options was 0.8 million and 0.6 million contracts for the third quarter of 2008 and 2007, respectively, and 0.9 million and 0.6 million contracts for the first nine months of 2008 and 2007, respectively. We believe the decrease in volume for products on the long end of the yield curve relative to products on the short end of the yield curve is due to the credit crisis, which has resulted in debt holders shifting from holding long-term debt to short-term debt.

Equity Products

The equity markets have experienced significant volatility during the first nine months of 2008, which we believe is attributable primarily to concerns about the credit crisis. Average volatility, as measured by the CBOE Volatility Index, increased by 16% and 50% during the third quarter and first nine months of 2008, respectively, when compared with the same periods in 2007. We believe this increase in volatility is the primary reason for the growth in our equity trading volume during the third quarter and year to date periods of 2008 when compared with the same periods in 2007.

During the third quarter of 2008, average daily volume for our E-mini equity products increased by 19% to 3.4 million contracts when compared with the same period in 2007. Included in this growth was an increase in E-mini S&P 500 futures and options, which grew by 28% to an average of 2.7 million contracts per day when compared with the same period in 2007.

During the first nine months of 2008, volume for our E-mini equity products increased by 39% to an average of 3.2 million contracts per day when compared with the same period in 2007. This increase was primarily caused by an increase in average daily volume for E-mini S&P 500 futures and options, which rose 49% to 2.4 million contracts when compared with the same period in 2007.

Our license to list Russell-based contracts terminated in September 2008 when the last contracts expired. Average daily volume for the Russell-based contracts was 199,000 and 252,000 contracts per day in the third quarter and first nine months of 2008, respectively. Volume averaged 303,000 and 248,000 contracts per day in the third quarter and first nine months of 2007, respectively.

Foreign Exchange Products

Growth in trading volume of foreign exchange products during the third quarter and year to date, when compared with the same periods in 2007, was largely attributable to increased volatility of the U.S. dollar relative to other major currencies, particularly the euro and Japanese yen. The average daily volume for euro products increased by 45% to 261,000 contracts and 32% to 234,000 contracts during the third quarter and year to date periods of 2008, respectively. The Japanese yen products increased 13% to an average of 141,000 contracts per day during the first nine months of 2008. In contrast, the average daily volume for Japanese yen products decreased by 13% to 140,000 contracts in the third quarter of 2008 when compared with the same period in 2007. We believe the decline in the third quarter trading volume was due to a wider spread between the cash and futures markets for Japanese yen products as a result of increased volatility. In the third quarter and year to date 2008, electronically-traded contracts accounted for 96% and 95% compared with 94% and 92% in the same periods in 2007, respectively.

Commodity and Alternative Investment Products

The addition of NYMEX products to our existing product lines was the primary driver for the increase in overall commodities trading volume during the third quarter and first nine months of 2008 when compared with the same periods in 2007. NYMEX products consist mostly of energy futures and options as well as futures and options on precious and base metals. Average trading volume for NYMEX products increased 24% to 1.8 million contracts per day for the first nine months of 2008 when compared with the same period in 2007. In the third quarter, average trading volume for NYMEX products increased 23% to 1.8 million contracts per day when compared with the same period in 2007. Electronic trading of NYMEX products increased by 21% and 36% to an average of 831,000 and 837,000 contracts per day during the third quarter and year-to-date periods of 2008, respectively. The average daily volume for over-the-counter cleared products increased by 40% and 35% to 492,000 and 461,000 in the third quarter and first nine months of 2008, respectively.

In addition, average daily trading volume for CBOT corn and soybean products increased during the third quarter and year to date periods of 2008 when compared with the same periods in 2007. During the third quarter and year to date periods of 2008, volume for corn products increased by 33% and 16% to an average of 309,000 contracts and 338,000 contracts per day, respectively, when compared with the same periods in 2007. Average daily volume for soybean products grew by 6% and 27% to 166,000 contracts and 191,000 contracts per day during the third quarter and first nine months of 2008, respectively. We believe that the increases in volume are due primarily to changes in global supply and demand resulting in increased volatility as well as increased use of commodities as an asset class.

Increases in commodities volumes were partially offset by the impact of the sale of the CBOT metals trading products to NYSE Euronext. The sale of the CBOT metals trading products, including open interest, was completed on September 5, 2008. Year-to-date average volume for these metals products was 31,000 contracts per day through the date of the sale.

Average Rate Per Contract

An increase in the average rate per contract during the third quarter and year to date also contributed to the overall increase in revenue. All amounts in the following table exclude TRAKRS, Swapstream and auction-traded products.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Total volume (in millions)	778.3	768.1	1%	2,320.0	1,573.0	47%
Clearing and transaction fees (in millions)	$558.6	$478.0	17	$1,541.9	$988.3	56
Average rate per contract	$0.718	$0.622	15	$0.665	$0.628	6

During the third quarter of 2008, the average rate per contract increased when compared with the same period in 2007 due to the following:

•

Measured as a percentage of total volume, trading shifted from CME interest rate products to CME equity products, which have a higher rate per contract, resulting in an increase in the overall rate per contract. As a percentage of total volume, CME equity products trading volume increased by 11% in the third quarter, while CME interest rate products trading volume decreased by 13% when compared with the same period in 2007.

•

The addition of the NYMEX products to our existing product lines resulted in an increase in the overall rate per contract as the NYMEX average rate per contract was $1.596 for the period August 23 through September 30, 2008.

•

Trading by members and special programs participants decreased to 85% compared with 86% in the same period of 2007, which contributed to an increase in the overall average rate per contract for the third quarter of 2008.

The increase in average rate per contract during the third quarter was partially offset by a decrease in the average rate per contract for the E-mini S&P 500 futures and options due to incremental volume reaching the CME Globex fee cap.

The increase in the average rate per contract during the first nine months of 2008 when compared with the same period in 2007 was attributable to the following:

•	CME equity products volume as a percentage of total volume increase by 8% while CME interest rate volume decreased by 8% when compared with the same period of 2007.

•

The impact of the average rate per contract for the CBOT products subsequent to the merger in July 2007 resulted in an increase in the overall average rate per contract. The average rate per contract for the CBOT products for the first nine months of 2008 was $0.697.

•	The increase was partially attributable to the impact of the average rate per contract for the NYMEX products subsequent to the merger.

During the first nine months of 2008, the increase in the average rate per contract was partially offset by a decrease in the average rate per contract for the E-mini S&P 500 futures and options because incremental volume met the CME Globex fee cap. Additionally, trades executed by members and special program customers, as a percentage of total trading volume, increased to 86% compared with 85% in the same period of 2007, which also contributed to a decrease the overall average rate per contract.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of their customers. We currently have approximately 130 clearing firms. No single firm represented more than 10% of our clearing and transaction fees revenue for the first nine months of 2008. Should a clearing firm discontinue operations, we believe the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe a concentration would expose us to significant risk from the loss of revenue earned from a particular firm.

Quotation Data Fees. The increase in quotation data fees is attributable primarily to the addition of fees generated by CBOT and NYMEX existing customers for basic services as well as an increase in the monthly fee for basic services. The monthly fee for CME and CBOT basic services increased to $55 for each market data screen, or device, in 2008 from $50 per device in 2007. For 2008, the monthly fee for NYMEX basic services is $55 for each market data screen, or device.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
CME and CBOT:
Average estimated monthly basic device screen count	293,000	284,000	9,000	297,000	193,000	104,000
Basic device monthly fee per device	$55	$50	$5	$55	$50	$5
Estimated increase in revenue (in millions):
Due to an increase in screen counts			$1.4			$46.9
Due to an increase in the monthly fee per device			4.4			13.4
Data feed surcharges			3.4			9.0

CME and CBOT			9.2			69.3
NYMEX services			11.9			11.9
CMA services			3.5			6.9

			$24.6			$88.1

Revenue for CMA includes fees for services provided to CMA customers from March 24 through September 30, 2008. Revenue for NYMEX includes fees for services provided to NYMEX customers from August 23 through September 30, 2008. In the third quarter of 2008, we also recognized revenue of $4.4 million related to audits of customer-reported device counts. This represents revenue that would have otherwise been recognized in prior periods.

The two largest resellers of our market data generated approximately 55% of our quotation data fees revenue in the first nine months of 2008. However, we consider exposure to significant risk of revenue loss to be minimal despite this concentration. In the event one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller.

Processing Services. Our mergers with CBOT Holdings and NYMEX Holdings resulted in the elimination of fees collected under our prior services agreements with these companies. In the third quarter, fees generated from our trade matching agreement with NYMEX Holdings decreased by $4.0 million when compared with the same period of 2007 due to our merger on August 22, 2008. Our clearing agreement with CBOT Holdings, which terminated on July 12, 2007, generated $2.8 million and $48.2 million in the third quarter and first nine months of 2007, respectively.

Year to date, the effect of terminating these agreements was partially offset by an increase in NYMEX volume for the period prior to our merger when compared with the first nine months of 2007. The average daily volume of NYMEX products available on the CME Globex platform increased by 41% to 1.0 million contracts for the period ended August 22, 2008 resulting in incremental revenue of $4.9 million when compared with the first nine months of 2007.

In addition, during the third quarter of 2008, we agreed to terminate the operations of FXMS, our joint venture with Reuters. As a result, we recognized incremental revenue of $6.6 million for upfront fees paid by FXMS for clearing and trade matching services which would have been provided by CME through January 2012.

On September 30, 2008, we began providing order routing services for BM&F derivatives products on the CME Globex platform. Beginning in the fourth quarter of 2008, BM&F customers will have the ability to trade CME Group products through their BM&F connections.

Access and Communication Fees. Year to date, the increase in revenue for 2008 when compared with the same period in 2007 was attributable primarily to telecommunication services provided to CBOT customers subsequent to our merger with CBOT Holdings. The ongoing upgrade of customer bandwidth connections and expansion of our co-location program also contributed to the increase in revenues. Incremental revenues resulting from our merger with NYMEX Holdings were not material during the third quarter of 2008.

Other Revenues. The increase in revenues was attributable primarily to the rental income and related revenues generated from building operations acquired as a result of our merger with CBOT Holdings, which contributed $1.6 million and $14.8 million in the third quarter and first nine months of 2008, respectively, when compared with the same periods in 2007. In addition, the Interest Earning Facility programs generated incremental fees of $1.0 million and $3.5 million during the third quarter and first nine months of 2008, respectively, due to an increase in the average funds invested by our clearing firm members in these programs. Incremental revenues resulting from the merger of NYMEX Holdings’ operations totaled $1.4 million for the period August 23 through September 30, 2008 and consisted largely of rental income from building operations. Due to the termination of FXMS operations in the third quarter of 2008, we recognized $1.2 million of additional revenue for upfront fees received from FXMS for billing and regulatory services.

Operating Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	Change	2008	2007	Change
Compensation and benefits	$84.6	$78.5	8%	$231.4	$191.6	21%
Communications	11.5	12.0	(5)	39.1	30.0	31
Technology support services	11.9	15.7	(24)	47.0	33.3	41
Professional fees and outside services	17.0	15.0	13	47.8	36.3	32
Amortization of purchased intangibles	29.0	16.0	82	63.2	16.6	n.m.
Depreciation and amortization	34.1	32.9	4	102.9	72.7	42
Occupancy and building operations	19.0	14.6	29	52.9	32.8	61
Licensing and other fee agreements	19.3	11.5	68	44.8	25.3	77
Restructuring	—	4.5	(99)	2.1	4.5	(54)
Other	33.8	19.1	77	73.7	44.9	64

Total Expenses	$260.2	$219.8	18	$704.9	$488.0	44

n.m. not meaningful

Compensation and Benefits. The net increase in expense for the third quarter and year-to-date periods of 2008, when compared with the same periods in 2007, consisted primarily of the following:

	Estimated Increase (Decrease)
(in millions)	Quarter to Date	Year to Date
Average headcount	$6.7	$35.1
Stock-based compensation	6.8	10.1
Change in average salaries, benefits and employer taxes	2.8	4.5
Employee separation costs	1.2	0.9
Bonus	(7.9)	(5.4)
Non-qualified deferred compensation plan	(3.7)	(6.8)

•

Average headcount increased by 12%, or about 220 employees, in the third quarter and 24%, or about 390 employees, in the first nine months of 2008 compared with the same periods in 2007. These increases were attributable primarily to the addition of approximately 690 employees as part of our merger with CBOT Holdings in July 2007 and the addition of approximately 400 employees as part of our merger with NYMEX Holdings in August 2008. These increases were offset by the effect of our ongoing workforce reduction plan which has eliminated approximately 370 positions since August 2007. As of September 30, 2008 and 2007, we had approximately 2,340 and 1,990 employees, respectively.

•

The increase in stock-based compensation expense is attributable primarily to the accelerated vesting of stock options previously granted to NYMEX Holdings’ employees which resulted in $5.8 million of expense in the third quarter. Year to date, stock-based compensation also increased due to recognition of the full impact in 2008 of the expense related to the June 2007 grant as well as expense for a discretionary stock option grant in September 2007 and unvested stock options previously granted to CBOT Holdings’ employees.

•	The increase in average salaries, benefits and employer taxes is primarily attributable to salary increases and rising healthcare costs for both the third quarter and year-to-date periods.

•

The increase in employee separation costs is related to our recent merger with NYMEX Holdings. We intend to finalize and initiate our staffing and restructuring plan in the fourth quarter of 2008. Employee separation costs incurred as part of our restructuring plan will be recognized as restructuring expense beginning in the fourth quarter of 2008.

•	Bonus expense decreased due primarily to a decline in performance relative to the 2008 cash earnings target when compared with performance relative to cash earnings for the same periods in 2007.

•

For the quarter and year-to-date periods, increases were also partially offset by a reduction in our non-qualified deferred compensation plan liability, the impact of which is included in compensation and benefits expense but does not affect net income because of an equal and offsetting change in investment income.

Communications. The increase in year-to-date expense was primarily the result of costs incurred to support our metals products on e-CBOT and to provide ongoing customer connectivity. From July 2007 through May 2008, we maintained customer connectivity for two trading floors in Chicago. The addition of NYMEX trading operations did not have a material impact on expense in the third quarter. We do expect a reduction in communications expense relative to the current period now that the sale of the CBOT metals trading products has been completed.

Technology Support Services. Quarter to date, expense decreased due primarily to the termination of an agreement for the maintenance and use of the e-CBOT electronic trading platform. During the third quarter of 2007, we recognized incremental expense of $4.7 million related to the support of this platform. The agreement, which was assumed in the merger of CBOT Holdings in July 2007, was terminated as of July 2008. This decrease was partially offset by the inclusion of NYMEX operations beginning on August 23, 2008 which resulted in incremental expense of $0.5 million.

Year-to-date expense increased due primarily to the maintenance and support of the e-CBOT electronic trading platform. Maintenance of this platform contributed incremental expense of $10.0 million in 2008 when compared with the same period in 2007. Additionally, ongoing maintenance due to system expansion and network performance enhancements contributed to the increase in year-to-date expense.

Professional Fees and Outside Services. Technology-related and other professional fees, net of amounts capitalized for internally developed software, increased by $2.3 million and $7.4 million for the third quarter and first nine months of 2008, respectively, compared with the same periods in 2007. Additionally, temporary staffing and consulting services increased by $1.1 million and $3.3 million for the third quarter and year-to-date periods, respectively. These increases were due primarily to infrastructure, production support and strategic initiatives. Quarter-to-date, legal fees decreased by $1.5 million due primarily to the reimbursement of previously paid litigation costs which partially offset the aforementioned increases.

Amortization of Purchased Intangibles. The increase in expense is due primarily to intangible assets obtained in our mergers with CBOT Holdings and NYMEX Holdings. Amortization of intangible assets from our merger with CBOT Holdings, which was completed in July 2007, resulted in incremental expense of $1.0 million and $31.7 million for the third quarter and year-to-date periods in 2008, respectively, when compared with the same periods in 2007. Amortization of intangible assets from our merger with NYMEX Holdings, which was completed in August 2008, resulted in expense of $8.0 million year to date. Based on our preliminary purchase price allocation, the estimated future amortization expense for intangible assets acquired in our merger with NYMEX Holdings is as follows:

(in millions)
Remainder of 2008	$18.5
2009	56.9
2010	54.1
2011	54.1
2012	51.9
2013	48.4
Thereafter	1,130.8

In addition, during the third quarter of 2008 we recorded incremental expense of $3.2 million related to the impairment of Swapstream’s intangible assets.

Depreciation and Amortization. The increase is due primarily to additional assets obtained in our merger with CBOT Holdings which was completed in July 2007. Depreciation and amortization expense related to the assets acquired in this merger was approximately $5.2 million and $17.1 million during the third quarter and year-to-date periods of 2008, respectively. In addition, we have shortened the useful lives of various technology-related and trading floor assets due to consolidation of electronic trading systems and trading floor operations as a result of our merger with CBOT Holdings. This resulted in incremental expense of $0.5 million and $9.2 million in the third quarter and first nine months of 2008, respectively, when compared with the same periods in 2007. Property acquired in our recent merger with NYMEX Holdings contributed incremental expense of $1.6 million in the period subsequent to the merger. We are still finalizing our integration plans related to the NYMEX Holdings merger. It is possible that our plans will result in the acceleration of depreciation for certain assets in future quarters.

Property additions are summarized below. Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and the build-out of our data centers. Total property additions increased in 2008 due to spending for the development of our new data center and the development of our Chicago office space.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	Change	2008	2007	Change
Total property additions, including landlord-funded leasehold improvements	$42.2	$39.9	6%	$119.5	$90.0	33%
Technology-related assets as a percentage of total property additions	78%	84%		78%	83%

Occupancy and Building Operations. During August 2008, we acquired additional commercial real estate as part of our merger with NYMEX Holdings. Utilities, maintenance, rent and real estate tax expense for these properties contributed incremental expense of $2.2 million year to date.

We also incurred incremental expense of $0.5 million and $11.5 million for the third quarter and first nine months of 2008, respectively, compared with the same periods in 2007 relating primarily to utilities, maintenance and real estate tax expense for the properties acquired in our merger with CBOT Holdings. Additionally, there was an increase of $1.5 million and $6.4 million for the third quarter and year to date, respectively, for rent, real estate taxes and utilities expense at our other locations.

Licensing and Other Fee Agreements. Higher average daily trading volume for CME equity licensed products, particularly E-mini S&P and E-mini NASDAQ 100 products, resulted in additional expense of $3.0 million and $9.3 million for the third quarter and year-to-date periods, respectively, when compared with the same periods in 2007.

Incremental expenses of $0.9 million and $5.5 million for licensing fees on CBOT’s DOW-licensed products contributed to the increase in this expense for the third quarter and first nine months of 2008, respectively. The addition of royalty fees and broker rebates on NYMEX products contributed incremental expense of $4.6 million year to date.

Restructuring. This expense consists primarily of transitional employees’ severance, retention bonuses and associated payroll taxes as well as outplacement costs and post-employment healthcare subsidies resulting from our merger with CBOT Holdings in July 2007. This restructuring plan was substantially complete by July 2008.

Other Expenses. Quarter to date, expenses increased when compared with the same periods in 2007 due primarily to a $10.9 million goodwill impairment charge related to our Swapstream operations, incremental spending of $5.7 million for advertising and special events, and a $2.8 million loss on the sale of our metals trading products. These increases were partially offset by a reduction in litigation costs. In the third quarter of 2007, we recognized $6.3 million of costs to settle a class action complaint related to our merger with CBOT Holdings.

In addition to the impacts described above, the increase in year-to-date expense also reflects $4.3 million in incremental travel related to strategic initiatives, the write-off of $3.7 million of in-process research and development acquired in our purchase of CMA as well as $1.7 million in incremental marketing and public relations costs for specific product promotions and rebranding incurred in the first half of 2008. A higher level of general and administrative expenses resulting from our combined operations also contributed to the increase in expense for the third quarter and year-to-date periods.

Non-Operating Income and Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	Change	2008	2007	Change
Investment income	$18.0	$21.0	(14)%	$41.4	$57.7	(28)%
Gains (losses) on derivative investments	7.5	0.1	n.m.	(7.8)	0.1	n.m.
Securities lending interest income	8.5	23.1	(63)	32.1	91.6	(65)
Securities lending interest and other costs	(28.9)	(21.7)	33	(48.2)	(88.8)	(46)
Interest and other borrowing costs	(17.9)	(1.4)	n.m.	(21.6)	(1.5)	n.m.
Guarantee of exercise right privileges	8.0	(28.5)	(128)	12.8	(28.5)	(145)
Equity in losses of unconsolidated subsidiaries	(20.1)	(3.7)	n.m.	(27.9)	(10.1)	(178)
Other income (expense)	0.1	—	n.m.	(8.4)	—	n.m.

Total Non-Operating	$(24.8)	$(11.1)	124	$(27.6)	$20.5	(234)

n.m. not meaningful

Investment Income. During the third quarter and first nine months of 2008, investment income decreased due largely to the decline in market interest rates resulting from rate reductions by the Federal Open Market Committee during 2008. Annualized average rates of return and average investment balances indicated in the table below include short-term investments classified as cash and cash equivalents, marketable securities and a portion of the clearing firms’ cash performance bonds and security deposits, but exclude the impact of insurance contracts and marketable securities that are related to our non-qualified deferred compensation plans. We exclude the impact of these marketable securities from this analysis because gains and losses from these securities are offset by an equal amount of compensation and benefits expense. In addition, the analysis presented in the table below does not include investments acquired in our merger with NYMEX Holdings. Incremental income from NYMEX Holdings’ investments was $0.8 million for the period subsequent to the merger.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2008	2007	Change	2008	2007	Change
Annualized average rate of return	2.69%	4.68%	(1.99)%	2.86%	4.55%	(1.69)%
Average investment balance	$1,600.0	$1,691.7	$(91.7)	$1,597.6	$1,617.5	$(19.9)

Decrease in income due to rate			$(8.0)			$(20.2)
Decrease in income due to balance			(1.1)			(0.6)

Additionally, we experienced a $3.7 million and $6.8 million decrease in income on marketable securities associated with our non-qualified deferred compensation plan in the third quarter and first nine months of 2008, respectively, when compared with the same periods in 2007. Decreases in investment income were offset by $8.9 million and $10.3 million of dividend income on our investment in BM&F stock in the third quarter and first nine months of 2008, respectively.

Gains (Losses) on Derivative Investments. The net loss on derivative contracts is due primarily to the change in fair value of the put option contract purchased to hedge our risk of changes in the fair value of BM&F stock resulting from foreign currency exchange rate fluctuations between the U.S. dollar and the Brazilian real. The change in fair value resulted in a gain of $9.4 million in the third quarter and a loss of $5.9 million for the first nine months of 2008. Lehman Brothers Special Financing Inc. (LBSF) was the sole counterparty to this option contract. On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman was an event of default that gave us the right to immediately terminate the put option agreement with LBSF. Under the terms of our agreement, the fair value of the put option was not required to be fully collateralized. Upon termination, we recognized a loss of $2.0 million due to the shortfall in collateralization. We intend to file a proof of claim with the bankruptcy court.

In addition, during the third quarter, we entered into two interest rate swaps to hedge our risk of changes in interest payments on floating rate debt due to changes in the underlying benchmark rate. These hedges are expected to be highly effective. To the extent that there is ineffectiveness, it will be recorded as a gain or loss on derivative investments during the period incurred. The impact of recognizing ineffectiveness was not material in the third quarter.

In October 2008, we entered into an additional interest rate swap to hedge our risk of changes in interest payments on floating rate debt due to changes in the underlying benchmark rate. This hedge is also expected to be highly effective. Any ineffectiveness will be recorded as a gain or loss on derivative investments during the period incurred.

Securities Lending Income and Expense. We temporarily suspended our securities lending program from March 2008 until July 2008 due to high volatility in the credit markets and extreme demand for U.S. Treasury securities. The program’s suspension resulted in a decline in the average daily balance of funds invested in the first nine months of 2008 when compared with the same period in 2007. We experienced an increase in the spread between the average rate earned and the average rate paid during 2008 due to the combination of a significant increase in demand for our available securities, which affects the rate paid, and a lag effect from changing interest rates on the reinvested cash in money market funds, which affects the rate earned. The decrease in overall revenue and expense is attributable to the decline in average funds invested as well as the Federal Open Market Committee’s interest rate reductions.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in billions)	2008	2007	Change	2008	2007	Change
Average daily balance of funds invested	$1.2	$1.7	$(0.5)	$1.2	$2.3	$(1.1)

Annualized average rate earned	2.48%	5.38%	(2.90)%	3.46%	5.38%	(1.92)%
Annualized average rate paid	2.10	5.05	(2.95)	2.85	5.22	(2.37)

Net earned from securities lending	0.38%	0.33%	0.05%	0.61%	0.16%	0.45%

The analysis presented in the table above does not reflect an impairment loss of $6.0 million recognized in the third quarter of 2008. The loss was related to a money market mutual fund with investments in short-term corporate debt securities which are currently in default.

In addition, the analysis above does not include securities lending activity attributable to NYMEX. Securities lending interest income, net of interest expense and bank fees, from NYMEX ongoing securities lending activities was $0.2 million for the period subsequent to the merger. We also recognized an impairment loss of $15.7 million on a corporate debt security held in the NYMEX securities lending portfolio.

Interest and Other Borrowing Costs. Interest and other borrowing costs increased due largely to higher average debt levels. During the third quarter of 2008, we issued short-term and long-term debt in conjunction with the NYMEX Holdings merger. Borrowings consist primarily of commercial paper and longer-termed floating and fixed rate notes. Weighted average borrowings outstanding during the third quarter of 2008 were $1.5 billion. The weighted average rate and weighted average effective yield, including debt issuance costs and accretion of debt discount, was 3.97% and 4.74%, respectively. The weighted average balance of commercial paper outstanding during the third quarter of 2007 was $89.7 million.

Guarantee of Exercise Right Privileges. Under the terms of our merger with CBOT Holdings, holders that did not elect to sell their exercise right privileges (ERPs) to us were entitled to a minimum guaranteed payment of up to $250,000 upon resolution of the lawsuit between CBOT and CBOE. The maximum potential aggregate payment under the guarantee is $293.0 million. Our liability under the guarantee, which is recorded at fair value in other liabilities in our consolidated balance sheets, was estimated as $1.2 million and $14.0 million at September 30, 2008 and December 31, 2007, respectively. The decrease was due to a reassessment of the possible outcomes of the litigation. We will continue to adjust the fair value of the guarantee on a quarterly basis until the lawsuit is resolved.

Equity in Losses of Unconsolidated Subsidiaries. The increase in losses resulted primarily from the impairment of our investment in FXMS. During the third quarter, it was decided that FXMS should terminate its operations. As a result, we have recognized $15.9 million of impairment for the full amount of our existing investment in FXMS and our portion of the remaining capital needed to wind down operations.

Other Non-operating Expense. The year-to-date increase is attributable primarily to transfer and other transaction fees related to our acquisition of an equity stake in BM&F in the first quarter of 2008.

Income Tax Provision

The effective tax rate increased to 42.5% for the first nine months of 2008 from 39.7% in the same period of 2007. This increase was driven primarily by an increase in our state and local tax rate due to our merger with NYMEX Holdings, including a charge of $48.3 million to record the impact of our new combined state and local tax rate on our existing net deferred tax liability. Year to date, this increase in our net deferred tax liability was partially offset by the first quarter benefit from the Illinois tax law change that resulted in a $38.6 million reduction in the net deferred tax liability. In addition, our 2008 effective tax rate is unfavorably impacted by an increase in our accrual for uncertain tax positions related to state and local tax exposures, a reduced benefit as compared with the prior year related to our tax-advantaged securities and the non-deductibility of the Swapstream impairment recorded in the third quarter of 2008.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $862.7 million for the first nine months of 2008 compared with $571.6 million for the same period of 2007. For the nine months of 2008, net cash provided by operating activities was $209.3 million higher than net income. This increase consisted primarily of $102.9 million of depreciation and amortization, $63.2 million of amortization of purchased intangibles and a $60.2 million decrease in other current assets, offset by a $91.3 million decrease in other current liabilities and a $32.2 million increase in deferred tax liabilities.

Cash used in investing activities was $3.4 billion in the first nine months of 2008 compared with $15.5 million in the same period of 2007. The increase in cash used when compared with the first nine months of 2007 is due primarily to cash paid to shareholders in our merger with NYMEX Holdings of $2.8 billion, net of cash received and a payment of $612.0 million for the purchase of certain NYMEX membership rights in conjunction with the merger.

Cash provided by financing activities was $2.3 billion in the first nine months of 2008 compared with cash used of $848.5 million for the first nine months of 2007. The increase in cash provided relative to the prior year was due primarily to proceeds from debt issuances net of maturities of $1.6 billion and an increase in proceeds from our commercial paper program net of maturities of $870.6 million. The increase in debt issuance during 2008 is primarily attributable to the merger with NYMEX Holdings.

Debt Instruments. On August 12, 2008, CME Group completed a public debt offering of $1.3 billion, including $250.0 million of floating rate notes due in 2009, $300.0 million of floating rate notes due in 2010 and $750.0 million 5.40% fixed rate note due in 2013. The floating rate notes due in 2009 and 2010 accrue interest at LIBOR plus 0.20% and LIBOR plus 0.65%, respectively. The proceeds from the debt issuance were used to finance the merger with NYMEX Holdings.

On August 22, 2008, we entered into a $1.4 billion senior credit facility with various financial institutions, which includes a term loan of $420.5 million and a revolving credit facility of $995.5 million. We have the option to increase the revolving credit facility to $1.1 billion. Proceeds from the senior credit facility were used to finance the merger with NYMEX Holdings, to pay fees and expenses in connection with the refinancing of existing debt of NYMEX Holdings, to finance dividends and stock repurchases, as well as to support issuances of commercial paper.

In addition, we entered into a $1.3 billion 364-day revolving bridge facility with various financial institutions on August 22, 2008. The proceeds from the loan were used to finance costs associated with the merger. This facility can also serve as a back-up facility for commercial paper and can be used to finance dividends and stock repurchases. We borrowed $187.0 million against the revolving loan facility during the quarter and repaid the outstanding debt by the end of the quarter.

We maintain a 364-day revolving line of credit with a consortium of banks to be used in certain situations by our clearinghouse. The line of credit, which was renewed on October 10, 2008, provides for borrowings of up to $600.0 million. It continues to be collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the Interest Earning Facilities and any performance bond deposits of a clearing firm that has defaulted on its obligation. The line of credit can only be drawn on to the extent it is collateralized. At September 30, 2008, security deposit collateral available was $2.3 billion. We have the ability to authorize an increase in the line from $600.0 million to $1.0 billion.

As of September 30, 2008, we maintained an AA long-term credit rating and an A-1+ short-term credit rating with Standard & Poor’s. The outlook for our ratings is considered stable by Standard & Poor’s. If our ratings are downgraded due to a change in control, we are required to make an offer to repurchase our fixed and floating rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. In addition, our senior credit facility, revolving bridge facility and revolving line of credit also require that we maintain a specified minimum net worth. As of September 30, 2008, we are in compliance with the various covenant requirements of all our debt facilities.

To satisfy our performance bond obligation with Singapore Exchange Limited, we pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At September 30, 2008, the letters of credit totaled $34.0 million. In addition, we had pledged securities with a fair value of $83.9 million at September 30, 2008.

CME also guarantees a $5.0 million standby letter of credit for GFX Corporation (GFX). The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit will be utilized in the event GFX defaults in meeting performance bond requirements to its clearing firm.

Liquidity and Cash Management. Cash and cash equivalents totaled $582.4 million at September 30, 2008 and $845.3 million at December 31, 2007. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. In June 2008, we approved a repurchase of up to $1.1 billion of CME Group Class A common stock. We also declared a special dividend of $5.00 per common share, following our merger with NYMEX Holdings, which was paid on October 10, 2008. Due to declines in returns on our pension plan assets during 2008, our contribution to the CME and CBOT combined pension plan at the end of 2008 is expected to be between $20.0 million and $25.0 million. Lastly, our guarantee of the CBOE ERPs may result in a maximum payment of up to $293.0 million.

On November 5, 2008, CME Group’s board of directors declared a regular quarterly dividend of $1.15 per share payable on December 26, 2008 to shareholders of record as of December 10, 2008.

During the nine months ended September 30, 2008, cash performance bonds and security deposits increased from $833.0 million to $7.5 billion, an increase of $6.7 billion. The increase is due primarily to margin increases, clearing firms’ general liquidity demands and the merger with NYMEX Holdings. Upon merging with NYMEX Holdings, we acquired NYMEX’s existing deposits of $52.8 million.

Net current deferred tax assets of $31.3 million and $18.4 million are included in other current assets at September 30, 2008 and December 31, 2007, respectively. Net current deferred tax assets result primarily from accrued expenses and stock-based compensation.

Net long-term deferred tax liabilities were $8.1 billion and $3.8 billion at September 30, 2008 and December 31, 2007, respectively. Net deferred tax liabilities are primarily the result of purchase accounting for intangible assets in our mergers with CBOT Holdings and NYMEX Holdings.

Net long-term deferred tax liabilities also include a $18.6 million deferred tax asset for acquired and accumulated net operating losses related to Swapstream. Since Swapstream has not yet developed a pattern of operating income, our assessment at September 30, 2008 is that we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the $18.6 million deferred tax benefit arising from these net operating losses has been fully reserved.

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

In general, the company uses quoted prices in active markets for identical assets to determine fair market value of the investments within marketable securities, securities lending collateral and other equity investments. The Level 1 investments include U.S. Treasury securities, exchange traded mutual funds, repurchase agreements and publicly traded equity securities. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Investments included in Level 2 consist primarily of U.S. government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. Level 3 assets include certain corporate bonds and asset-backed securities as well as mutual funds. These assets have been valued using valuation models with inputs that are both observable and unobservable. The unobservable inputs used in these models are significant to the fair value of the investments and require management’s judgment.

The company determined the fair value of the derivative contracts using standard valuation models that are based on market-based observable inputs including forward and spot exchange rates and interest rate curves. Level 2 derivative assets include interest rate swaps and forward foreign exchange contracts.

The fair value of the liability for the guarantee of ERPs is derived using probability-weighted Black-Scholes option values for various scenarios. The liability is included in Level 3 because management uses significant unobservable inputs including probability, expected return and volatility factors to determine the fair value.

Financial assets and liabilities recorded in the consolidated balance sheet as of September 30, 2008 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$94,976	$—	$—	$94,976
Mutual funds	21,006	—	—	21,006
Municipal bonds	—	8,867	—	8,867
U.S. Government agency securities	—	2,425	—	2,425
Equities	48	—	—	48

Total	116,030	11,292	—	127,322
Securities lending collateral:
Mutual funds	—	—	493,410	493,410
Corporate bonds	—	395,682	2,540	398,222
Asset-backed securities	—	8,568	3,853	12,421
Repurchase agreements	5,307	—	—	5,307

Total	5,307	404,250	499,803	909,360
Derivative investments:
Interest rate swap contracts	—	1,772	—	1,772
Foreign currency forward contract	—	137	—	137

Total	—	1,909	—	1,909
Equity investments	71,623	—	—	71,623

Total Assets at Fair Value	$192,960	$417,451	$499,803	$1,110,214

Liabilities at Fair Value:
Interest rate swap contracts	$—	$2,630	$—	$2,630
Guarantee of CBOE exercise right privileges	—	—	1,194	1,194

Total Liabilities at Fair Value	$—	$2,630	$1,194	$3,824

The following is a reconciliation of assets and liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of 2008.

(in thousands)	Securities Lending Collateral	Foreign Currency Option	Guarantee of CBOE Exercise Right Privileges
Fair value of assets (liabilities) at January 1, 2008	$—	$—	$(13,983)
Purchases and issuances	22,536	45,195	—
Transfers in (out) of Level 3	499,410	—	—
Realized and unrealized gains (losses):
Included in non-operating income (expense)	(21,745)	(7,894)	12,789
Included in other comprehensive income (loss)	(398)	—	—
Settlements	—	(37,301)	—

Fair value of assets (liabilities) at September 30, 2008	$499,803	$—	$(1,194)

Total unrealized gains and (losses) related to financial assets and liabilities in the consolidated balance sheets at September 30, 2008	$(22,143)	$—	$12,789

Due to market conditions, the company revalued a money market mutual fund investment within the CME’s securities lending collateral using unobservable inputs during the third quarter of 2008. A financial institution defaulted on its obligation to the fund in the third quarter resulting in a decline in the fund’s market value. Management considered its exposure to potential loss due to the default and its ability to hold the investment in determining the fair value of the investments. As a result of the revaluation, the company recorded an impairment charge of $6.0 in securities lending interest and other costs during the third quarter as the decline in value was determined to be other-than-temporary. This investment was transferred into Level 3 during the third quarter because its fair value is based on management’s best estimate.

As a result of the merger with NYMEX Holdings in August 2008, the company acquired the collateral portfolio for the NYMEX securities lending program. At September 30, 2008, two corporate debt securities in the portfolio were determined to be other-than-temporarily impaired due to default by the issuers. The company recorded an impairment charge of $15.7 million in securities lending interest and other costs during the third quarter of 2008. These investment are included as purchases in Level 3 as they were acquired as part of the merger. In addition, the company has categorized certain asset-backed securities in the NYMEX securities lending portfolio in Level 3 because their fair value was estimated using valuation models with unobservable inputs.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. The provisions require consolidated net income to be reported as the total amount attributable to both the parent and non-controlling interest, with disclosure of the amount attributable to the parent and non-controlling interest on the face of the statement of income. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which the statement is initially applied. At this time, we do not expect an impact upon adoption.

In June 2008, FASB issued FASB Staff Position (FSP) emerging issue Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP No. 03-6-1 clarifies the treatment of unvested equity awards that contain non-forfeitable rights to dividends or dividend equivalents in calculating earnings per share under SFAS No. 128, “Earnings Per Share.” This position is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. We are currently assessing the impact of this standard’s future adoption on our consolidated financial reporting.

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

We are subject to various market risks, including those caused by changes in interest rates, foreign currency exchange rates, and equity prices. The following discussion addresses material changes in our market risk exposure since December 31, 2007. This discussion should be read in conjunction with Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008.

Interest Rate Risk

Debt. In August 2008, we issued debt of $2.9 billion in conjunction with our merger with NYMEX Holdings. Debt outstanding at September 30, 2008 consisted of fixed rate borrowings of $1.9 billion and variable rate borrowings of $1.0 billion. Commercial paper is included in fixed rate borrowings; however, because maturities for commercial paper are generally less than 90 days, it is considered subject to interest rate fluctuations. Borrowings subject to variable interest rate fluctuations were as follows at September 30, 2008:

(Dollars in millions)	Balance Outstanding	Weighted Average Interest Rate
Commercial paper	$1,199,416	2.46%
Floating rate notes due August 2009(1)	249,787	3.00
Floating rate notes due August 2010(2)	299,444	3.45
Term loan due August 2011(3)	420,500	3.68

Total borrowings subject to variable interest rate fluctuations	$2,169,147

(1)	The 2009 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.20% per year. In October 2008, we entered into an interest-rate swap agreement that modifies the variable interest obligation associated with these notes so that the interest payable on the notes effectively becomes fixed at a rate of 3.12% beginning with the interest accrued after November 6, 2009.
(2)	The 2010 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.65% per year. In September 2008, we entered into an interest-rate swap agreement that modifies the variable interest obligation associated with these notes so that the interest payable on the notes effectively becomes fixed at a rate of 3.92% beginning with the interest accrued after November 6, 2009.
(3)	The Term Loan bears interest at a floating rate equal to three-month LIBOR plus 1.00% per year. In September 2008, we entered into an interest-rate swap agreement that modifies the variable interest obligation associated with this facility so that the interest payable effectively becomes fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2009.

Foreign Currency Exchange Rate Risk

Although our foreign operations have expanded as a result of recent business combinations, our exposure to foreign exchange rate risk resulting from ongoing foreign operations is not expected to be material to our financial condition or operating results.

We are also exposed to foreign exchange rate risk related to the equity investments noted under Equity Price Risk. Any foreign currency rate risk related to these investments is reflected in the unrealized loss presented in the table below.

Equity Price Risk

We hold certain investments in equity securities for strategic purposes. Investments subject to equity price risks are generally recorded as available for sale at their fair value. Equity securities whose sale is restricted for greater than 12 months are carried at their original cost until the restriction is within 12 months of expiration at which time they are recorded at fair value.

Fair values are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Fair values are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may differ significantly from its current reported value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions.

The table below summarizes our equity investments at September 30, 2008. Equity investments are included in other assets on the consolidated balance sheets.

(Dollars in millions)	Original Cost	Carrying Value	Fair Value	Unrealized Loss, Net of Tax
BM&F BOVESPA S.A.(1)(2)	$631,394	$631,494	$442,370	$114,514
TSX Group Inc.(3)	45,988	39,296	39,296	4,002
IMAREX ASA(3)	41,381	32,327	32,327	5,414

(1)	In conjunction with the purchase of this investment, we entered into a put option contract to limit our exposure to foreign currency rate risk due to changes in the exchange rate between the U.S. dollar and the Brazilian real. On September 15, 2008, the counterparty to this option contract was in default and the option contract was terminated. We have not re-established the hedge as of this time.
(2)	The sale of this investment is restricted until February 2013. As a result, its carrying value will be equal to its original cost until February 2012 unless an assessment of other-than-temporary impairment is made prior to that time.
(3)	This investment was acquired in August 2008 as part of our merger with NYMEX Holdings.

We do not currently hedge against equity price risk. All equity securities are assessed for other-than-temporary impairment on a quarterly basis. An assessment of whether a security is other-than-temporarily impaired takes into consideration the magnitude and duration of the unrealized loss. As of September 30, 2008, we determined that impairment was not other-than-temporary.

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

On August 22, 2008, CME Group completed its merger with NYMEX Holdings. In connection with the merger, NYMEX Holdings was merged into CMEG NY Inc., a wholly-owned subsidiary of CME Group, and the subsidiaries of NYMEX Holdings, including NYMEX and COMEX, became part of the consolidated group of subsidiaries of CME Group. Management considered the transaction material to the results of operations, cash flows and financial position from the date of the acquisition through September 30, 2008, and believes that the internal controls and procedures of NYMEX Holdings and its subsidiaries have a material effect on internal control over financial reporting. The company is currently in the process of integrating the internal controls and procedures of the former NYMEX Holdings and its subsidiaries into its internal controls over financial reporting. There were no other changes in the company’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the merger with NYMEX Holdings.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the Chicago Board Options Exchange (CBOE). The lawsuit seeks to enforce and protect the exercise right privileges (ERPs). The lawsuit alleges that these ERPs allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. On June 2, 2008, the parties reached a settlement in principle. On August 20, 2008, the parties executed a stipulation of settlement reflecting the parties’ agreement and filed it with the Delaware Court of Chancery the same day. Under the proposed settlement, which is subject to final approval by the court, there are two classes: Group A and Group B. Qualifying Group A class members will share in an aggregate of 18 percent of the total common stock issued by CBOE to CBOE seat owners and qualifying Group A class members. The rights associated with the stock issued to qualifying Group A class members will be identical to the stock issued to CBOE seat owners except that the former will be non-voting, unless and until there is an initial public offering, at which time this stock will be converted to voting stock. Qualifying Group A class members and qualifying Group B class members also will share in a cash equity pool of $300.0 million. From this cash pool, qualifying Group B class members will receive $250,000 for each qualifying ERP that they own and qualified Group A class members will share on a pro-rata basis in the cash pool remaining after payment to qualifying Group B class members. On August 22, 2008, the Court preliminarily approved the stipulation of settlement. A settlement hearing is scheduled for December 16, 2008, at which time the Court will hear any objections to the settlement and decide whether to grant final approval.

There are two purported class action complaints pending against the former NYMEX Holdings, the former NYMEX Holdings board of directors and CME Group in the Delaware Court of Chancery related to the merger between CME Group and NYMEX Holdings.

The first complaint, amended as of October 6, 2008, is a purported consolidated class action on behalf of former NYMEX Holdings’ stockholders (the shareholder complaint) which alleges, among other things, that the NYMEX Holdings board of directors breached their fiduciary duties in approving the merger agreement by exclusively negotiating a transaction with CME Group without regard to the fairness of the transaction to the NYMEX Holdings shareholders, failing to take steps to maximize shareholder value, capping the minimum price of NYMEX Holdings’ stock, failing to properly value NYMEX Holdings, making changes to NYMEX Holdings’ change of control severance plan weeks before announcing that it was engaged in discussions with CME Group, requiring the Class A Members to execute a waiver and release that allegedly is coercive because it is intended to deprive them of their rights to participate in this lawsuit as well as their rights to past, present and future royalty payments under Section 311(G) of the former bylaws of NYMEX, and failing to fully disclose material information related to the merger, including financial information and information necessary to prevent statements contained in the preliminary proxy from being misleading. The shareholder complaint further alleges that CME Group aided and abetted the alleged breach of fiduciary duties. The shareholder plaintiffs initially sought to enjoin the merger, however, they pulled the preliminary injunction hearing from the court’s calendar on August 5, 2008 after becoming satisfied that there had been adequate disclosures by NYMEX Holdings and CME Group. The shareholder plaintiffs now seek damages for the alleged breaches of fiduciary duties and a declaration that the waiver and release is invalid and unenforceable. On October 24, 2008, CME Group moved to dismiss the shareholder plaintiffs’ complaint.

The second complaint, amended as of September 18, 2008, is a purported consolidated class action on behalf of NYMEX Class A Members (the member complaint) which alleges claims substantially similar to those raised in the shareholder complaint. The member plaintiff initially sought to enjoin the merger, however, she pulled the preliminary injunction hearing from the court’s calendar on August 5, 2008 after becoming satisfied that there had been adequate disclosures by NYMEX Holdings and CME Group. The member plaintiff now seeks damages for the alleged breaches of fiduciary duties and a declaration that the waiver and release is invalid and unenforceable. On September 22, 2008, CME Group filed a motion to dismiss and stay discovery.

On September 26, 2008, the member plaintiffs, jointly with the shareholder plaintiffs, filed a motion for declaratory judgment and requested an expedited hearing on their motion. On October 2, 2008, the Court denied the plaintiffs’ request for expedition and granted CME Group’s request to stay discovery in both actions. The parties currently are briefing CME Group’s motion to dismiss the shareholder complaint and motion to dismiss the member complaint, as well as the plaintiffs’ joint motion for declaratory judgment. Based on its investigation to date and advice from counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

Item 1A.	Risk Factors

There can be no assurance that recently enacted legislation authorizing the U.S. government to purchase large amounts of illiquid mortgages and mortgage-backed securities from financial institutions will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the EESA). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The government investment in financial services firms could also lead to new regulations and governmental oversight. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions or the imposition of additional regulations in the financial services industry could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our Class A common stock.

Current levels of the capital and credit market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant portion of our borrowings have been issued in the commercial paper markets and, although we have continued to issue commercial paper, there can be no assurance that such markets will continue to be a reliable source of short-term financing. In the event we are unable to access the commercial paper market, we may need to draw upon our senior credit facility which is a more expensive form of financing. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, including commercial paper issuances, and on our business, financial condition and results of operations.

The soundness of our clearing firms could adversely affect us.

CME, our subsidiary, owns and operates its own clearinghouse, which acts as the counterparty to all trades consummated on or through our futures exchanges or on third-party exchanges for which we provide clearing services. As a result, we have exposure to many different industries and counterparties, and we routinely guarantee transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional customers. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. For example, during the past months, The Bear Stearns Companies, Inc., Lehman Brothers Holdings Inc. and American International Group, Inc., all of which are parent companies of one of our clearing firms, have experienced significant financial write-downs and in some cases failed. Although none of these cases resulted in a default of a clearing firm, additional companies, including our clearing firms, may encounter economic difficulties as a result of the market turmoil and the tightening of the credit market. CME has in place various measures intended to limit counterparty risk, enable it to cover any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. A substantial part of our working capital is at risk if a clearing firm defaults on its obligations to our clearinghouse and its margin and security deposits are insufficient to meet its obligations. Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cover any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default.

The required capital and posted collateral of our clearing firms may lose value given the volatility of the market.

To become a clearing member a firm must meet certain minimum capital requirements and must deposit a certain amount of funds with our clearinghouse as collateral for their trading activity. The funds used to satisfy these requirements may be cash or held in a variety of investments, such as regulated money market mutual funds, U.S. Treasury securities and asset-backed securities. Given the level of market volatility, there is no guarantee that these investments will continue to maintain their value. To the extent a clearing firm was not in compliance with these requirements, it would be required to acquire additional funds, decrease its proprietary trading activity and/or transfer customer accounts to another clearing firm. These actions could result in a decrease in trading activity in our products.

Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including some of our clearing firms and customers. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. As a result of this instability of the financial markets and the lack of readily available credit, commercial banks, investment banks, mutual and hedge funds and other of our customers have decreased their risk exposure, which has resulted in a decrease in their trading of our benchmark interest rate products. For example, quarter to date, the average daily value for CME Eurodollar options decreased by 24% to 0.8 million contracts per day in 2008 when compared with the same period in 2007.

Current trends in the global financial markets could cause significant fluctuations in our stock price.

Stock markets in general, and stock prices of participants in the financial services industry in particular, including us, have recently experienced significant price and volume fluctuations that have affected the market price for securities. The market price of our Class A common stock may continue to be subject to similar market fluctuations which may be unrelated to our operating performance or prospects, and increased volatility could result in a decline in the market price of our Class A common stock. Factors that could significantly impact the volatility of our stock price include:

•

developments in our business or in the financial sector generally, including the effect of direct governmental action in financial markets generally and with respect to futures exchanges in particular;

•	regulatory changes affecting our industry generally or our business and operations;

•	the operating and securities price performance of companies that investors consider to be comparable to us;

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or asset valuations or volatility;

•	operating results that may be worse than the expectations of management, securities analysts and investors; and

•	market developments that affect our customers causing a decrease in the use of our products.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.

Our long-term debt is currently rated investment grade by the major rating agencies. These rating agencies regularly evaluate us and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital.

Concerns regarding the accuracy of LIBOR rates may negatively impact trading volumes of our Eurodollar contract.

Our Eurodollar futures and options on futures reflect the London Interbank Offered Rate (LIBOR) for a 3-month, $1 million offshore deposit maturing at some point in the future. The accuracy of LIBOR rates has come under scrutiny in recent months due to discrepancies in the borrowing costs in the currency forwards market and the rates reported by the British Bankers Association. As a result of this inconsistency, interest rate markets continue to reflect dislocations between Eurodollar and overnight rates. For example, as of September 30, 2008, the trading volume of our Eurodollar options contract was down 26% compared with the same period in 2007.

Our investment in BM&F Bovespa SA subjects us to investment and currency risk.

In February 2008, we purchased an interest in Bolsa de Mercadorias & Futuros S.A. which following its merger with Bovespa Holdings S.A. represents approximately 5% of the combined company, BM&F Bovespa SA (BM&F). Under the terms of the transaction, we may not sell our shares in BM&F for four years from the purchase date. As an exchange, BM&F’s ability to maintain or expand their trading volume and operate their business is subject to the same types of risks to which we are subject. There is no guarantee that our investment in BM&F will be profitable. For example, the book value of our BM&F stock was $631.4 million on February 26, 2008, the date of purchase. As of September 30, 2008, the market value of our BM&F shares was $442.4 million. Additionally, because BM&F stock is valued in Brazilian real, we are subject to currency risk. To mitigate our financial exposure to the currency risk of the investment, we purchased an option to hedge against fluctuations between the U.S. dollar and the Brazilian real with Lehman Brothers Special Financing Inc. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc., our hedging arrangement was terminated and our currency exposure is no longer mitigated.

There is no guarantee that we will enter into our proposed joint venture with Citadel and to the extent that we do we may be subject to additional risks relating to a clearing firm default.

In October 2008, the company announced that it entered into a non-binding term sheet with Citadel Investment Group L.L.C. to launch a joint venture company. The joint venture would be the first electronic trading platform that is fully integrated with a central counterparty clearing facility, CME Clearing, for credit default swaps. Entering into joint ventures and alliances entails risks, including difficulties in developing and expanding the business of newly formed joint ventures, exercising influence over the activities of joint ventures and potential conflicts with our joint venture or alliance partners. We currently do not have binding documentation with Citadel relating to the joint venture and we cannot guarantee that if completed that the joint venture will be successful. Additionally, CME Clearing has not previously served as the central counterparty for credit default swaps. Although CME Clearing is developing risk management procedures to specifically provide additional risk monitoring of these products, there is no guarantee that these measures will be sufficient to protect us from a default by one of our clearing firms or that we will not be materially and adversely affected in the event of a significant default.

We may fail to realize all of the anticipated benefits of our acquisition of NYMEX Holdings, Inc.

On August 22, 2008, we completed our acquisition of NYMEX Holdings. The success of the transaction will depend, in part, on our ability to achieve the anticipated cost synergies and other strategic benefits from combining the businesses of CME Group and NYMEX Holdings. We expect CME Group to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale, market integration and more automation. However, to realize these anticipated benefits, we must successfully combine the businesses of CME Group and NYMEX Holdings. If we are not able to achieve these objectives, the anticipated cost synergies and other strategic benefits of the transaction may not be realized fully or at all or may take longer to realize than expected. We may fail to realize some or all of the anticipated benefits of the transaction in the amounts and times projected for a number of reasons, including that the integration may take longer than anticipated or be more costly than anticipated.

The failure to integrate successfully the businesses and operations of CME Group and NYMEX Holdings in the expected time frame may adversely affect CME Group’s future results.

Prior to the completion of the transaction, CME Group and NYMEX Holdings historically operated as independent companies. The management of CME Group may face significant challenges in consolidating the functions of CME Group and NYMEX Holdings and their subsidiaries, integrating their technologies, organizations, procedures, policies and operations, as well as addressing differences in the business cultures of the two companies and retaining key personnel. In connection with the acquisition, CME Group expects to integrate certain operations of CME Group and NYMEX Holdings, including, among other things, back-office operations, information technology and regulatory compliance. However, the combined company will continue to operate a NYMEX trading floor at its existing location or an alternative location in New York, New York, as long as both revenue and profitability thresholds are achieved going forward. Given that historically CME Group has not operated a trading floor in a geographic location that is remote from its headquarters in Chicago, Illinois, continuing to operate a NYMEX trading floor in New York, New York may present unique challenges. The integration of the two companies will be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the transaction may disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with our members and other market participants, employees, regulators and others with whom we have business or other dealings. If we fail to manage the integration of these businesses effectively, our growth strategy and future profitability could be negatively affected, and we may fail to achieve the intended benefits of the transaction.

We have incurred costs in connection with our acquisition of NYMEX Holdings and will continue to incur costs in connection with the transaction.

CME Group and NYMEX Holdings have incurred significant costs associated with transaction fees, professional services and other costs related to the transaction and we will continue to incur additional costs, including restructuring costs, in connection with the integration of the business. Specifically, through September 30, 2008, CME Group and NYMEX Holdings have incurred approximately $103.8 million for transaction costs related to the transaction. Although CME Group expects that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, merger-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.

A key element of our strategy is to provide transaction processing, clearing and related services to third parties. Our failure to identify future opportunities to provide these services will have a negative impact on our ability to grow our business.

Providing third-party transaction processing, clearing and related services is a key element of our strategy. Pursuant to transaction-processing agreements we previously provided these services to NYMEX and to CBOT. Prior to our acquisition of these companies, we derived a significant amount of revenue from these services agreements. We cannot assure you that we will enter into additional agreements to provide processing services in the future. Our failure to identify such opportunities may have a negative impact on our ability to generate additional revenues and grow our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	—	$—	—	$1,100,000,000
August 1 to August 31	48	$342.73	—	$1,100,000,000
September 1 to September 30	62,365	$381.67	62,360	$1,076,000,000
Total	62,413	$381.64	62,360	$1,076,000,000

(1)	Shares purchased consist of 48 shares surrendered on August 6, 2008 and 5 shares surrendered on September 5, 2008 to satisfy employee tax obligations upon the vesting of restricted stock and 62,360 shares purchased in the open market pursuant to the company’s share buyback program. Under the terms of the program announced on June 23, 2008, the company is authorized to purchase Class A common stock with a value of up to $1.1 billion, subject to market conditions. The buyback program will take place over a period of up to 18 months. The authorization of the board of directors permits the repurchase of shares through the open market, an accelerated program, a tender offer or privately negotiated transactions. The shares purchased in September under the buyback program were purchased pursuant to the terms of a pre-arranged trading plan established in accordance with Rule 10b5-1.

Item 4.	Submission of Matters to a Vote of Security Holders

(c)	A special meeting of shareholders was held on August 18, 2008. The matters voted on at the meeting and the results of the voting were as follows:

1.	to consider and vote on a proposal to approve the Third Amended and Restated Certificate of Incorporation of CME Group, which increased the maximum size of the CME Group board of directors from 30 to 33 directors and specifies that the number of CME Group directors is to be fixed exclusively by one or more resolutions adopted by the CME Group board of directors, which number may be no more than 33. The results of the proposal were as follows:

Votes For	Votes Against	Abstentions
37,072,249	1,084,034	482,775

2.	to consider and vote on a proposal to approve the issuance of CME Group Class A common stock, par value $0.01 per share to NYMEX Holdings shareholders pursuant to the merger contemplated by the Agreement and Plan of Merger, dated as of March 17, 2008, as amended, among CME Group, CMEG NY Inc., NYMEX Holdings and New York Mercantile Exchange, Inc., pursuant to which NYMEX Holdings will merge with and into CMEG NY Inc. The results of the proposal were as follows:

Votes For	Votes Against	Abstentions
37,675,264	539,134	424,660

3.	to consider and vote upon the adjournment of the special meeting of CME Group shareholders, if necessary, to solicit additional proxies. The results of the proposal were as follows:

Votes For	Votes Against	Abstentions
35,108,777	2,987,283	542,998

Item 6.	Exhibits

2.1	Amendment No. 2, dated as of July 18, 2008, to Agreement and Plan of Merger, dated as of March 17, 2008 and amended as of June 30, 2008, by and among CME Group Inc., CMEG NY Inc., NYMEX Holdings, Inc. and New York Mercantile Exchange, Inc. (incorporated by reference to CME Group’s Current Report on Form 8-K, filed with the SEC on July 23, 2008, File No. 001-31553).

2.2	Amendment No. 3, dated as of August 7, 2008, to Agreement and Plan of Merger, dated as of March 17, 2008 and amended as of June 30, 2008 and August 7, 2008, by and among CME Group Inc., CMEG NY Inc., NYMEX Holdings, Inc. and New York Mercantile Exchange, Inc.

3.1	Third Amended and Restated Certificate of Incorporation of CME Group Inc. (incorporated by reference to CME Group’s Current Report on Form 8-K, filed with the SEC on August 28, 2008, File No. 001-31553).

3.2	Sixth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to CME Group’s Current Report on Form 8-K, filed with the SEC on November 7, 2008, File No. 001-31553).

4.1	Commercial Paper Dealer Agreement, dated as of August 20, 2008, between CME Group Inc., as Issuer, and Bank of America Securities LLC, as Dealer (incorporated by reference to CME Group’s Current Report on Form 8-K, filed with the SEC on August 26, 2008, File No. 001-31553).

4.2	Commercial Paper Dealer Agreement, dated as of August 22, 2008, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to CME Group’s Current Report on Form 8-K, filed with the SEC on August 26, 2008, File No. 001-31553).

4.3	Indenture, dated August 12, 2008, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to CME Group’s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

4.4	First Supplemental Indenture, dated August 12, 2008, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to CME Group’s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

4.5	Second Supplemental Indenture, dated August 12, 2008, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to CME Group’s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

10.1	Third Supplemental Indenture, dated August 12, 2008, between CME Group Inc. and U.S. Bank National Association(incorporated by reference to CME Group’s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

10.2	Credit Agreement, dated as of October 10, 2008, between Chicago Mercantile Exchange Inc. and each of the banks from time to time party thereto and the Bank of Montreal, as administrative agent, JP Morgan Chase Bank N.A., as collateral agent, and BMO Capital Markets, as lead arranger (incorporated by reference to CME Group’s Current Report on Form 8-K, filed with the SEC on October 15, 2008, File No. 001-31553).

10.3	Credit Agreement, dated as of August 22, 2008, among CME Group Inc., as Borrower, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to CME Group’s Current Report on Form 8-K, filed with the SEC on August 28, 2008, File No. 001-31553).

10.4	364-Day Revolving Credit Agreement, dated as of August 22, 2008, by and among CME Group Inc., as Borrower, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to CME Group’s Current Report on Form 8-K, filed with the SEC on August 28, 2008, File No. 001-31553).

10.5	Commercial Paper Dealer Agreement, dated as of August 20, 2008, between CME Group Inc., as Issuer, and Bank of America Securities LLC, as Dealer (incorporated by reference to CME Group’s Current Report on Form 8-K, filed with the SEC on August 26, 2008, File No. 001-31553).

10.6	Commercial Paper Dealer Agreement, dated as of August 22, 2008, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to CME Group’s Current Report on Form 8-K, filed with the SEC on August 26, 2008, File No. 001-31553).

10.7	Ground Lease between Battery Park City Authority and New York Mercantile Exchange dated May 18, 1995 (incorporated by reference to Exhibit 10.3 to NYMEX Holdings, Inc.’s Registration Statement on Form S-4, File No. 333-30332).

10.8	Funding Agreement among New York State Urban Development Corporation, New York City Economic Development Corporation, Battery Park City Authority and New York Mercantile Exchange dated May 18, 1995 (incorporated by reference to Exhibit 10.4 to NYMEX Holdings, Inc.’s Registration Statement on Form S-4, File No. 333-30332).

10.9*	NYMEX Holdings, Inc. Executive Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.5 to NYMEX Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 000-1105018).

10.10*	COMEX Members’ Recognition and Retention Plan (incorporated by reference to Exhibit 10.11 to NYMEX Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 000-1105018).

10.11*	NYMEX Holdings, Inc. 2006 Omnibus Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.1 to NYMEX Holdings, Inc.’s Registration Statement on Form S-8 (file no. 333-145758)).

31.1	Section 302 Certification—Craig S. Donohue

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: November 10, 2008	By:	/s/ James E. Parisi
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer