Form 10-K
period 2008-12-31
CME GROUP INC.
filed 2009-03-02
CIK 1156375

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31553

CME GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4459170
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

20 South Wacker Drive, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 930-1000

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Class A Common Stock, Class A, $0.01 par value (including rights to acquire Series A Junior Participating Preferred Stock pursuant to our rights plan)	NASDAQ GLOBAL SELECT MARKET

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $20.9 billion (based on the closing price per share of CME Group Inc. Class A common stock on the NASDAQ Global Select Market (NASDAQ) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 18, 2009 was as follows: 66,341,828 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders	Part III

CME GROUP INC.

ANNUAL REPORT ON FORM 10-K

PART I

On July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings), which in connection with the merger was renamed CME Group Inc. (CME Group). On August 22, 2008, NYMEX Holdings, Inc. (NYMEX Holdings) merged into CMEG NY Inc., a wholly-owned subsidiary of CME Group. Unless otherwise noted, disclosures of trading volume, revenue and other statistical information include the results of CBOT Holdings beginning on July 13, 2007 and the results of NYMEX Holdings beginning on August 23, 2008.

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

•

“NYMEX” refers to New York Mercantile Exchange, Inc. and, unless otherwise indicated also refers to its subsidiary, Commodity Exchange, Inc. (COMEX), which were wholly-owned subsidiaries of NYMEX Holdings and became subsidiaries of CME Group on August 22, 2008 when they merged into CMEG NY Inc., a wholly-owned subsidiary of CME Group, which was renamed CMEG NYMEX Holdings Inc.;

•	“Exchange” refers to CME, CBOT and NYMEX, collectively; and

•	“We,” “us” and “our” refers to CME Group and its consolidated subsidiaries, collectively.

FORWARD-LOOKING STATEMENTS

From time to time, in written reports and oral statements, we discuss our expectations regarding future performance. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “intend,” “may,” “plan,” “expect” and similar expressions, including references to assumptions. These forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

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

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to continue to generate revenues from our processing services;

•	our ability to maintain existing customers, develop strategic relationships and attract new customers;

•	our ability to expand and offer our products in foreign jurisdictions;

•	changes in domestic and foreign regulations;

•

changes in government policy, including policies relating to common or directed clearing, changes as a result of a combination of the Securities and Exchange Commission (SEC) and the U.S. Commodity Futures Trading Commission (CFTC), or changes relating to the recently enacted or proposed legislation relating to the current economic crisis, including the Emergency Economic Stabilization Act of 2008 and other stimulus packages;

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

•

economic, political and market conditions, including the recent volatility of the capital and credit markets and the impact of current economic conditions on the trading activity of our current and potential customers;

•	our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of the performance of our systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax on futures and options on futures transactions;

•	the unfavorable resolution of material legal proceedings;

•	the seasonality of the futures business; and

•	changes in the regulation of our industry with respect to speculative trading in commodity interests and derivative contracts.

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

CME Economic Derivatives were options and forwards geared to seven key U.S. and European economic indicators that were traded in an auction format. In July 2007, we discontinued trading in these products. Clearing and transaction fees on CME Economic Derivative products were based on notional values rather than volume and were minimal relative to other products. Disclosures of trading volume and average rate per contract exclude these products.

In August 2006, we acquired Swapstream, a London-based electronic trading platform for interest rate swaps. Disclosures of trading volume and average rate per contract exclude these products.

All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.

ITEM 1.	BUSINESS

Overview

Building on the heritage of its futures exchanges (CME, CBOT, NYMEX and COMEX), CME Group serves the risk management needs of customers around the globe. CME Group, formerly known as Chicago Mercantile Exchange Holdings Inc., was the first U.S. financial exchange to become publicly traded in December 2002. We completed our acquisition of CBOT in July 2007 and of NYMEX in August 2008.

Our customer base includes professional traders, financial institutions, institutional and individual investors, major corporations, manufacturers, producers and governments. We break our member customers into four segments based on trading activity: bank proprietary trading; large hedge funds; buy-side proprietary trading firms, and “other,” which includes thousands of smaller member firms and individual traders. We also have a fifth segment of customers, which is comprised of our non-member customers who pay higher fees than the member category.

Highly Liquid Markets

CME Group is the only exchange to offer access to all major asset classes from a single electronic trading platform and trading floors in Chicago and New York City. Specifically, we offer futures and options on futures based on interest rates, equity indexes, foreign exchange, energy, agricultural commodities, metals, and alternative investment products such as weather and real estate. We provide the facilities to conduct open outcry and electronic trading and we match, clear and guarantee trades executed on our exchanges and certain bilateral trades executed off-exchange. Our markets provide an effective and transparent forum for our customers to manage their risk. We believe that our customers choose to trade on our centralized markets due to their liquidity and transparency and our central counterparty clearing guarantee. More than three quarters of our trading volume comes from trades made electronically on our CME Globex electronic trading platform. The combined volume of CME, CBOT and NYMEX in 2008 was approximately 3.0 billion contracts. As of December 31, 2008, our open interest stood at 63.0 million contracts and our open interest record was 86.1 million contracts set on September 11, 2008. Open interest is the number of outstanding contracts at the close of the trading day. Open interest can also be defined as the total number of futures contracts or options on futures contracts that have not yet been exercised, expired, or fulfilled by delivery. Open interest serves as an indicator of liquidity. Market liquidity, or the ability of a market to absorb the execution of large purchases or sales quickly and efficiently, is key to attracting customers and contributing to a market’s success. The open interest of CME and CBOT (excluding NYMEX) declined during 2008 by 33% from December 31, 2007. We believe the decline is due primarily to the instability of the financial markets, the decline in assets under management and the decrease in the availability of credit, which has resulted in many of our customers decreasing their risk exposure and trading activity on our markets. Our goal is to maintain quality product execution and service in support of our customers while they navigate through the current economic environment.

Most Diverse Product Line

We serve the risk-management needs of customers around the globe, offering the widest range of benchmark products available on any exchange and covering all major asset classes. Our products provide a means for hedging, speculation and asset allocation relating to the risks associated with, among other things, interest rate sensitive instruments, equity ownership, changes in the value of foreign currency and changes in the prices of commodities. These include products based on the entire U.S. interest rate yield curve, equity indexes, foreign exchange, agricultural commodities, energy, metals and alternative investment products.

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

Superior Trading Technology

Our CME Globex electronic trading platform is accessible virtually 24 hours a day throughout the trading week. Our platform offers:

•	high speed trade execution;

•	vast capabilities to facilitate the most complex and demanding trading;

•	direct market access;

•	central counterparty clearing;

•	fairness, transparency and anonymity; and

•	global distribution and seven international hubs in key financial centers in Europe and Asia.

Customers benefit from direct connectivity, ongoing development efforts, a single source for customer support and highly efficient access to real-time market data. The platform is continuously enhanced to serve our customers’ needs for high-speed, high-volume capacity, improved options trading capabilities and a range of new products. In 2008, we were named a leading technology innovator for the fifth consecutive year by InformationWeek. We also completed server upgrades on our interest rate match engines to allow for enhanced trading strategies. CME Globex handled an average daily volume of 10.1 million contracts in 2008, with an all-time record of 20.5 million contracts on January 22, 2008 (representing volume of 13.2 million CME products, 6.1 million CBOT products and 1.2 million NYMEX products).

Global Reach

We offer a number of programs and products designed specifically to appeal to a global audience. Customers from all over the world trade our products, primarily electronically. As described below under “Growth Strategy—Globalizing the Business,” we continue to expand our business globally by educating non-U.S. customers on the benefits of our product suite and by entering into strategic alliances, such as our relationships with BM&F Bovespa (BM&F) and the Korean Exchange (KRX).

Financial Safeguards

We own our own clearing house – CME Clearing. Our integrated clearing function is designed to ensure the safety and soundness of our markets. CME Clearing protects the financial integrity of our markets by serving as the counterparty to every trade – becoming the buyer to each seller and the seller to each buyer – and limiting credit risk. It is responsible for settling trading accounts, clearing trades, collecting and maintaining performance bond funds, regulating delivery and reporting trading data. CME Clearing limits accumulation of debt from trading losses with twice daily mark-to-market settlement.

In 2008, tumultuous market conditions were driven by concerns about counterparty credit. During such times, our financial safeguards continued to provide our customers with transparency and liquidity in all asset classes. Despite the failure of a number of financial institutions in 2008, none of our customers incurred a financial loss due to a counterparty failure. We are extending the benefits of our model to the over-the-counter market through CME ClearPort, our internet-based system for clearing over-the-counter transactions. We also plan to provide clearing services for credit default swaps in connection with our proposed joint venture with Citadel Investment Group, L.L.C. (Citadel) as discussed below in the section entitled “Growth Strategy—Serving the Over-the-Counter Markets.” As of December 31, 2008, we acted as custodian for approximately $116.1 billion in performance bond, security deposit and other collateral of which $16.9 billion was in excess of the requirements. Performance bonds are deposits required from our clearing firms to ensure that they can cover potential losses in connection with their trading positions. We require these deposits as part of our financial safeguards to help ensure that clearing firms can meet their obligations to their customers and to CME Clearing.

Ownership of our clearing house also enables us to more quickly and efficiently bring new products to market through coordination of our clearing functions with our product development, technology, market regulation and other risk management activities.

History

CME was founded in 1898 as a not-for-profit corporation. In November 2000, CME demutualized and became a shareholder-owned corporation. As a consequence, we adopted a for-profit approach to our business, including strategic initiatives aimed at optimizing trading volume, efficiency and liquidity. In December 2002, CME Holdings completed its initial public offering of its Class A common stock and became the first U.S. financial exchange to be publicly traded. In July 2007, CME Holdings completed its merger with CBOT Holdings. As a result, we acquired CBOT. CBOT is a leading marketplace for trading agricultural and U.S. Treasury futures as well as options on futures. In August 2008, we merged with NYMEX Holdings and acquired NYMEX and COMEX, its wholly-owned subsidiary. On the NYMEX exchange, customers primarily trade energy futures and options contracts, including contracts for crude oil, natural gas, heating oil and gasoline. On COMEX, customers trade metals futures and options contracts, including contracts for gold, silver, copper and aluminum.

Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, and our telephone number is 312-930-1000.

Growth Strategy

Increased market awareness and acceptance of derivatives, increased price volatility, technological advances and the increasing need for counterparty risk mitigation and clearing services create significant opportunities for growth. We believe that we can capitalize on these trends and build on our competitive strengths by implementing the following strategies:

•	growing the core business;

•	globalizing the business; and

•	serving the over-the-counter markets.

Growing the Core Business. We intend to advance our position as a leader in the futures industry by growing and diversifying our customer base and trading volumes. As part of this initiative, we plan to continue to generate organic growth through the launch of new products. We have a strong track record of innovation, continually launching new products and product line extensions.

We plan to continue to work with existing and potential customers to develop new futures and options products that provide an array of relevant risk management tools. We are also enhancing our marketing capabilities with a focus on customer education and public relations to cross sell our existing products. We continue to communicate our unique benefits – a secure, effective and cost-efficient place for customers to come and manage their risk through our diverse products, liquidity, anonymity and central counterparty clearing. We continue to look for ways to build upon our success as we continue to grow our business in areas such as emerging markets and the over-the-counter market.

Globalizing the Business. Our goal is to expand and diversify our customer base worldwide and offer customers around the world the most broadly diversified portfolio of benchmark products. In 2008, we continued our initiative to enhance our global marketing efforts in order to broaden the understanding of the benefits of our products, targeting in particular Asia and Europe.

In 2008, we completed our merger with NYMEX Holdings, which adds energy and metals to our already diverse product set. As a combined company, we are better positioned to compete globally with cash, over-the-counter and regulated markets and participate in the fast-growing global energy market. We believe there is potential growth in NYMEX’s energy and metals complexes when combined with our global reach and strategic oversight. NYMEX has also been developing significant new joint ventures and commercial relationships on a global basis, which will enhance our ability as a combined company to jointly market and cross-sell our diverse products across an even broader customer base around the globe. While CME Group has historically been active in the United States, Europe, Latin America and Asia, NYMEX has been actively pursuing growth in Europe and the Middle East. In February 2009, the Dubai Mercantile Exchange (DME) futures contracts became exclusively traded electronically on the CME Globex platform.

We also seek to deploy our technology and transaction processing services globally. In 2008, we continued to deliver on this strategic initiative, furthering our agreement with BM&F with an order routing agreement. Pursuant to our order routing agreement, BM&F products can be traded by participants connected to our CME Globex platform, and CME Group products can be traded by participants connected to BM&F’s Global Trading System platform. Several independent software vendors have established connectivity and our telecommunications hub in Brazil became operational in connection with this initiative. We also finalized our agreement to list the KOSPI 200 futures contracts on CME Globex during nighttime trading hours in Korea.

We will continue to explore opportunities to position CME Group to benefit from growth in key geographies by targeting global customers, through strategic investments and by leveraging our diverse product offerings.

Serving the Over-the-Counter Markets. We intend to continue our initiatives to expand our business into over-the-counter markets by developing over-the-counter products and services and by entering these markets through acquisitions, strategic partnerships and commercial arrangements. As a result of our merger with NYMEX Holdings in 2008, we now own ClearPort. CME ClearPort is the mechanism by which individually negotiated off-exchange trades are submitted for clearing. This platform provides additional clearing functionality for over-the-counter transactions to reduce counterparty risk and create capital efficiencies.

As part of our over-the-counter initiatives, in 2008 we also announced that we would pursue trading and clearing of credit default swaps. In this initiative, Credit Market Derivatives Exchange, LLC (CMDX), a joint venture company that we agreed to form with Citadel, will offer a platform for migration of existing and new credit default swaps to CME Clearing, which will also be able to receive trades in credit default swaps directly from participants. CMDX will also offer an optional electronic trade matching platform for credit default swaps. These initiatives will bring the benefits of multilateral netting and centralized clearing and risk management to the credit default swaps market. In December 2008, we completed regulatory reviews with the Federal Reserve Bank of New York and the CFTC. We have been working with Citadel and potential market participants to bring this offering to market. Pending completion of the SEC’s review of our request for exemptive relief and the completion of discussions and testing with market participants, we plan to launch CMDX and CME Clearing services for credit default swaps.

In March 2008, we acquired Credit Market Analysis Limited (CMA), a leading provider of credit derivatives market data. CMA currently offers two products (CMA QuoteVision and CMA DataVision) to over-the-counter credit derivatives market participants, primarily focused on asset managers, hedge funds and other buy-side participants.

In 2008, we also launched CME Cleared Swaps which offer the first ever, centrally-cleared interest rate swap to all market participants and filed a petition with the CFTC seeking approval to clear corn basis swaps and calendar swaps for corn, wheat and soybeans.

Products

We believe that the range and diversity of our products contribute significantly to our success. We offer markets in futures and options on futures contracts based on the U.S. interest rate yield curve, equity indexes, foreign exchange, agricultural commodities, energy, metals and alternative investment products. Our products are traded through the CME Globex electronic trading platform, our open outcry auction markets in Chicago and New York City or through privately negotiated transactions that we clear. For the year ended December 31, 2008, we derived $2.1 billion, or 83% of our total revenues, from fees associated with trading and clearing our products. These fees include per contract charges for trade execution, clearing and CME Globex fees. Fees are charged at various rates based on the product traded, the method of trade and the trading privileges of the customer making the trade. Generally, members are charged lower fees than non-members. Certain of our customers benefit from volume discounts and limits on fees as part of our efforts to encourage increased liquidity in our markets. Our markets also generate valuable data and information regarding pricing and trading activity in our products. We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” page 56, for the average daily volume of contracts traded in our four principal product lines for the last three years. Although dislocations in credit and lending markets have significantly impacted our interest rate complex, our other product lines, especially equity indexes, showed solid volume growth in 2008. Looking forward, we will continue to focus on expense discipline while providing customers with the best ways to manage risk at a time of economic uncertainty.

Interest Rate Products. Our interest rate products enable banks and other financial institutions worldwide to hedge interest rate risks, and in turn help to reduce the overall cost of borrowing and financing. Our interest rate products allow our customers to execute transactions across the entire U.S. dollar-denominated yield curve using some of the world’s most actively traded futures and options products. Customers may manage short-, medium- and long-term interest rate risk using our products based on Eurodollars, U.S. Treasuries, swaps and other dollar-related instruments. As a result of our acquisition of CBOT, our interest rate products include CBOT’s thirty-year U.S. Treasury bond futures and options on futures; ten-year, five-year and two-year U.S. Treasury note futures and options; and interest rate swap futures and options and federal funds futures and options.

Fifty-two percent of our overall annual trading volume in 2008 and 38% of our clearing and transaction fees was based upon our interest rate products. The overall volume of our interest rate product line was down compared with 2007. The decrease was as a result of decreased trading in our Eurodollar options contract due to increased volatility in the relationship between the London Interbank Offered Rate (LIBOR) and the overnight federal funds effective rate, declining correlations between risk free Treasury rates and spread products, a slowdown in corporate debt and mortgage originations, industry consolidation, declining assets under management, a severe decrease in mortgage-related structured product transactions and pressure resulting from failures in the repo market.

In 2009, we believe that our interest rate product line will continue to be negatively impacted by the current state of the economy and a zero interest rate policy. We believe that this decline could be partially offset by the increased Treasury issuances and the need to manage the associated interest rate risks as well as transitions to exchange traded and cleared products by over-the-counter participants in response to heightened concerns about counterparty risk and the need for greater balance sheet efficiencies.

Equity Products. Our equity products permit investors to obtain exposure, for hedging or speculative purposes, to changes in the weighting of one or more equity market sectors more efficiently than by buying or selling the underlying securities. By allowing investors to effectively manage stock market risks, our equity products increase investor confidence and overall participation in these important markets.

We are a leading equity index marketplace, offering futures and options products (including our E-mini contracts) on key benchmark equity indexes covering small-, medium- and large-cap companies in the U.S., Europe and Asia. These include the Standard & Poor’s, Dow Jones, NASDAQ, Nikkei, MSCI and FTSE/Xinhua indexes, and others. We have exclusive licensing arrangements with Standard & Poor’s Corporation (S&P), NASDAQ OMX Group, Inc. (NASDAQ OMX) and Dow Jones & Company, Inc. (Dow Jones), which allow us to offer futures and options on futures on their indexes, including our contracts based on the S&P 500 Index, the NASDAQ-100 Index and the Dow Jones Industrial Average. For a detailed description of these licensing arrangements, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Licensing Agreements.”

Trading in these products represented 31% of our total trading volume and 32% of our clearing and transaction fees during 2008.

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

We believe future growth in our equity products will come from increased counterparty credit concerns, continued education of our customers as to the benefits of our equity product portfolio to serve their risk management needs and the benefits of futures products over cash equities. We believe that our equity volumes may also be impacted by the trading volume levels of the underlying markets as well as their level of volatility.

Foreign Exchange Products. We became the first exchange to introduce financial futures when we launched foreign exchange futures in 1972. Our foreign exchange market serves as an effective and efficient means of risk transfer for the global foreign exchange market, bringing together a broad array of client segments by offering investment as well as risk management opportunities. Our customers benefit from dealing anonymously in a fully transparent market, where large and small customers have equal access to the same prices and deep pool of liquidity. Our foreign exchange products provide the tools and resources to hedge foreign exchange risk, facilitating cross-border trade and commerce while mitigating the risks to profitability due to fluctuations in the foreign exchange market. Our foreign exchange market attracts both buy- and sell-side investors, including commercial and investment banks, hedge funds, commodity trading advisors, proprietary trading firms and individual investors. Approximately 95% of our foreign exchange products are traded electronically on the CME Globex platform, ensuring that business is transacted quickly with maximum operational efficiency.

Today, we offer approximately 40 foreign exchange futures and approximately 30 foreign exchange options on futures products, covering major as well as a broad array of emerging market currency pairs in more than 20 different currencies.

In 2008, we saw an average daily volume of 623,000 foreign exchange contracts per day, with a notional value of $84.5 billion a day. Trading in our foreign exchange products represented 5% of our total trading volume in 2008 and 7% of our clearing and transaction fees.

We believe future growth in our foreign exchange product line will come from expanding and diversifying our product suite and customer base. For example, trading in volatility-based options on six of our foreign exchange options began in March 2008. We are expanding our foreign exchange options product suite to appeal to a broader array of customer segments, and we expect continued strong growth in the electronic execution of foreign exchange options on CME Globex in 2009. As we expand our global footprint in the foreign exchange market, we expect increased trading volume from customers outside of the United States. We also expect an increased demand in the over-the-counter market for cleared products, which we are targeting. Firms, however, have reduced their foreign exchange trading volume in light of the current economic conditions and consolidation within the industry.

Commodity and Alternative Investment Products. Our commodity products help establish benchmark prices and play an important role in risk management. These products provide hedging tools for our customers who deal in tangible physical commodities, including agricultural producers of commodities, food processors and consumers of energy. Commodity products were our only products when our exchange first opened for business. We have maintained a strong franchise in our commodity products, including futures contracts based on cattle, hogs, pork bellies, lumber, dairy products, soybeans, corn, wheat, oats and rough rice. Following our acquisition of NYMEX, we also offer contracts based on crude oil, natural gas, heating oil, gasoline, copper and aluminum as well as other soft commodities. Our energy products offer a way for producers, marketers and refiners to manage fuel price risk in a volatile, growing market faced with mounting regulatory and market pressures. In September 2008, we sold the CBOT metals trading complex to NYSE Euronext.

We also provide our customers with non-traditional, alternative investment products to diversify and manage their risk. Our real estate products provide opportunities for risk protection, and extend to the real estate industry the same financial tools that our previous innovations have brought to agriculture and finance. By providing a means of hedging exposure to real estate prices, customers can diffuse the potential impact of sustained declines in real estate prices. We also are the only regulated exchange that offers risk management products on the weather market through our weather contracts based on aggregate temperatures in more than 40 cities around the world as well as hurricane, snowfall and frost indexes.

Commodity and alternative investment products accounted for 12% of our trading volume and 23% of our clearing and transaction fees during 2008.

We continue to execute our strategy of growing our customer base and providing side-by-side access to our commodity markets. We believe the changing perception of commodities as an asset class provides an opportunity for growth in our markets. We also anticipate growth in our energy products as a result of price volatility, increased use of CME ClearPort due to credit concerns and continued enhancements to our product portfolio. However, we believe that increases in volume may be offset by the negative impact of the current economic situation.

Market Data and Information Products. Our markets generate valuable information regarding prices and trading activity in our products that we believe enhances the appeal of our products. The dissemination of real-time data generates revenues and supports our customer base with timely market information. We sell our market data, which includes information about bids, offers, trades and trade size in our products, to banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, individual investors and other financial services companies or organizations that use our markets or monitor general economic conditions. We distribute our market data directly to our electronic trading customers as part of their access to our markets through our electronic facilities. We also distribute market data via dedicated networks to quote vendors who consolidate our market data with that from other exchanges, other third party data providers and news services, and then resell their consolidated data. Revenues from market data products totaled $279.5 million, or 11% of our total revenues, in 2008.

Sophisticated quantitative approaches to risk management as well as customer time sensitivity have created new needs, uses and demands for trading-related data and analytics. This timely information has become even more important in light of the volatility and uncertainty in today’s markets. We continue to enhance our current market data and information product offerings by creating new value-added services to complement our market data products, including databases, analytical tools and other services to assist end-users. In 2008, we launched the latest version of E-quotes, a real-time streaming market data application that offers quotes, charting, advanced analytics and news on CME Group traded products. E-quotes will enable users to access prices for all CME Group listings. Additionally, to expand our market data product offerings, in 2008 we purchased CMA. CMA provides credit market pricing data and intra-day services to increase productivity, efficiency and speed of transactions in the over-the-counter markets.

As part of our market data and information products business, we also supply services to S&P and OneChicago, our joint venture with the Chicago Board Options Exchange, Inc. (CBOE) and Interactive Brokers Group, in connection with the usage reporting, contract administration and associated billing and revenue collection for the display and integration of their market data into our standard market data distribution. We are the exclusive distributor of Dow Jones Index data from our market data distribution platform. We also provide access to all prices for products listed on the Minneapolis Grain Exchange and the Kansas City Board of Trade, which are available for electronic trading on CME Globex.

We believe that there has been a decline in subscriptions of market data due primarily to the consolidation of many of our customers and related headcount reductions as a result of the current financial crisis. For example, the number of subscriptions for devices for CME and CBOT market data combined decreased from 293,000 at December 31, 2007 to 290,000 December 31, 2008. To the extent that our customers continue to consolidate, we could experience further declines in our market data revenues derived from such subscriptions.

Execution

Our primary trade execution facilities consist of our CME Globex electronic trading platform and our open outcry trading floors in Chicago and New York City. These execution facilities offer our customers immediate trade execution and price transparency and are supported by substantial infrastructure and technology for order routing, trade reporting, market data dissemination and market surveillance and regulation. In addition, trades can be executed through privately negotiated transactions that are cleared and settled through our clearing house.

Electronic Trading. Our CME Globex electronic trading platform maintains an electronic, centralized order book and trade execution algorithm for futures contracts and options on futures contracts and allows users to enter orders directly into the order book. In January 2008, we completed the migration of CBOT’s products to the CME Globex platform. Pursuant to a previously existing transaction-processing services agreement, we began listing NYMEX’s products on our platform in 2006.

In 2008, 79% of our average daily trading volume was executed electronically, compared with 78% in 2007. During 2008, approximately 76% of our clearing and transaction fees revenue was derived from electronic trading.

Open Outcry Trading. We also offer our members the ability to execute transactions in an open-auction format on our trading floors—a centralized meeting place for traders and floor brokers to trade our products. Orders by market participants not physically located on the trading floor are communicated to floor brokers. Current market information and news are displayed on wallboards hung above the trading pits. In the second quarter of 2008, we integrated the CME and CBOT trading floors at one location at 141 West Jackson Boulevard in Chicago. As a result of our acquisition of NYMEX, we now operate open outcry trading in New York City at One North End Avenue. We plan to integrate the NYMEX and COMEX trading floors into one floor in the second quarter of 2009. Open outcry trading represented 15% of our average daily trading volume in 2008 and accounted for approximately 14% of our clearing and transaction fees revenue.

Privately Negotiated and Over- the-Counter Transactions. In addition to offering traditional open outcry and electronic trading through the CME Globex platform, we permit qualified customers to trade our products by entering into privately negotiated transactions, which are reported and included in the market data we distribute. We also clear, settle and guarantee these transactions through our clearing house and CME Clearport. These off exchange transactions, provide our customers with the flexibility to negotiate their own prices and still take advantage of our financial safeguards. During 2008, approximately 10% of our clearing and transaction fees revenue was derived from this type of trading.

Clearing

We operate our own clearing house—CME Clearing—that clears, settles and guarantees the performance of all transactions matched through our execution facilities and on third party exchanges for which we provide clearing services. Our integrated clearing function is designed to ensure the safety and soundness of our markets. Ownership and control of our own clearing house also enables us to retain the revenue associated with both the trading and clearing of our products. By owning our clearing house, we control the cost structure and the technology development cycle for our clearing services. It helps us manage our new product initiatives without being dependent on an outside entity. It also benefits our customers by creating operational, risk management and product benefits. Additionally, owning our own clearing house allows us to generate additional revenue by providing clearing services to other exchanges. Up until the closing of the merger with CBOT Holdings, we provided clearing services to CBOT.

In 2008, our clearing house cleared an average of 11.0 million contracts daily and 3.0 billion contracts overall. As of December 31, 2008, we acted as custodian for approximately $116.1 billion in performance bond, security deposit and other collateral deposited by our clearing firms and, during 2008, we transferred an average of approximately $4.4 billion a day in settlement funds through our clearing system. We are recognized by the United Kingdom’s Financial Services Authority as a Recognised Overseas Clearing House, which enables us to provide global clearing services to market participants in the United Kingdom and serve a wider range of those customers’ risk management needs. In addition, our clearing house guarantees the performance of all our contracts with a financial safeguards package of approximately $6.6 billion (as of December 31, 2008).

The clearing function provides three primary benefits to our markets: a reliable credit guarantee; efficient, high-volume transaction processing; and cost and capital efficiencies. The services we provide can be broadly categorized as follows:

•	market protection and risk management;

•	transaction processing and position management;

•	settlement, collateral and delivery services;

•	cross-margining and mutual offset services; and

•	investment services.

Market Protection and Risk Management. Our clearing house guarantee of performance is a significant attraction, and an important part of the functioning of our exchange.

Central counterparty guarantee. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. The benefits of centralized clearing have been made even more apparent during the recent financial uncertainty. Although not a guarantee of future performance, in our more than 100 year history of trading, we have never had a default or a loss of customer funds resulting from the failure of a clearing firm.

Performance bond requirements. Performance bonds are deposits required from our clearing firms to ensure that they can cover potential losses in connection with their trading positions. Performance bonds are calculated by our Standard Portfolio Analysis of Risk (SPAN) system that is used by about 50 exchanges and clearing organizations around the world. SPAN evaluates overall portfolio risk by calculating the worst possible loss that a portfolio of derivative and physical instruments might reasonably incur over a specified time period (typically one trading day). This is done by computing the gains and losses that the portfolio would incur under different market conditions. Additionally, the substitution of our clearing house as the counterparty to every transaction allows our customers to establish a position with one party and then to offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for performance bond efficiencies.

Twice daily mark-to-market process. At each settlement cycle, our clearing house values, at the market price prevailing at that time, or marks-to-market, all open positions and requires payments from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. Our clearing house marks-to-market all open positions at least twice a day, and more often if market volatility warrants. Marking-to-market provides both participants in a transaction with an accounting of their financial obligations under the contract. Having a mark-to-market cycle of a minimum of two times a day helps protect the financial integrity of our clearing house, our clearing firms and market participants. This allows our clearing house to identify quickly any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing house to ensure performance of their open positions. This transparency makes it difficult for traders to hide losses or disguise unusual profits.

Segregation of customer funds. Regulations require our clearing firms to separately account for and segregate customers’ positions and monies from their own (requirements that also extend to CME Clearing). If a clearing firm becomes financially unstable or insolvent due to a financial issue, a customer’s funds held in such a segregated account (provided they are not involved in the financial issue itself) will not be subject to the clearing firm’s creditor claims. In situations where a clearing firm were to become insolvent, the customer accounts could be transferred to another clearing firm.

Twenty-four hour monitoring by risk management team. In order to ensure performance, we establish and monitor financial requirements of our clearing firms. We employ approximately 100 employees who use a variety of sophisticated tools to observe risk in our markets 24 hours a day, six days a week. These employees work closely with other teams across the organization in products and services, legal and market regulation as well as with our clearing firms to help our customers manage risk during periods of economic uncertainty.

Multi-billion dollar safeguards package. CME Clearing’s approximately $6.6 billion financial safeguard system (as of December 31, 2008) is designed for the benefit and protection of both clearing members and their customers and is described in more detail on page 71 of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Credit default swaps margining regime. In connection with our decision to enter the market for clearing credit default swaps, we modified our framework to address the unique characteristics of this product. In addition to our traditional risk management procedures described above, we will be using a multi-factor model for margining designed to address the unique risk factors relating to these products.

Transaction Processing and Position Management. Our CLEARING 21 system, developed with NYMEX in the early 1990s, processes reported trades and positions on a real-time basis, providing users with instantaneous information on trades, positions and risk exposure. CLEARING 21 is able to process trades in futures and options products, securities and cash instruments. CLEARING 21 can also support complex new product types, including combinations, options on combinations, options on options, swaps, repurchase and reverse repurchase agreements, and other instruments. Through CLEARING 21 user interfaces, our clearing firms can electronically manage their positions, exercise options, enter transactions related to foreign exchange deliveries, manage collateral posted to meet performance bond requirements and access all of our other online applications. Together with our order routing and trade matching services, we offer straight-through electronic processing of transactions in which an order is electronically routed, matched, cleared and made available to the clearing firm’s back-office systems for further processing.

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

Generally, although most of our futures contracts are liquidated before the expiration of the contract, the underlying financial instruments or commodities for the remainder of the contracts must be delivered. We act as the delivery agent for all contracts, ensuring timely delivery by the seller of the exact quality and quantity specified in a contract and full and timely payment by the buyer.

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

Cross-Margining and Mutual Offset Services. Cross-margining arrangements reduce capital costs for clearing firms and customers. These agreements permit an individual clearing house to recognize a clearing firm’s open positions at other participating clearing houses, and clearing firms are able to offset risks of positions held at one clearing house against those held at other participating clearing houses. This arrangement reduces the need for collateral deposits by the clearing firm. For example, our cross-margining program with the Options Clearing Corporation reduced performance bond requirements for our members by an average of approximately $1.5 billion per day utilized in 2008. We have implemented cross-margining arrangements with the Fixed Income Clearing Corporation and LCH.Clearnet Group for positions at the London International Financial Futures and Options Exchange Limited that are cleared through LCH.Clearnet Group. In addition, our mutual offset agreement with the Singapore Exchange allows a clearing firm of either exchange initiating trades in certain products on either exchange to execute after-hours trades at the other exchange in those products and then transfer them back to the originating exchange. This mutual offset arrangement enables firms to execute trades at either exchange virtually 24 hours per day. This arrangement has been in place since 1984 and was renewed in October 2006 for an additional three-year term with automatic renewals for one year each unless terminated by either party.

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

Our clearing house launched a securities lending program in 2001 using a portion of certain securities deposited to meet the proprietary performance bond requirements of our clearing firms. Under this securities lending program, we lend a security to a third party and receive collateral in the form of cash. The majority of the cash is then invested to generate interest income. The related interest expense represents payment to the borrower of the security for the cash collateral retained during the duration of the lending transaction. Securities on loan are marked-to-market daily and compared to collateral received. The CME program is currently suspended due to high volatility in the credit markets.

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

As electronic trading activity expands, we continue to provide greater match engine functionality unique to various markets, market models and product types. We have adopted a modular approach to technology development and engineered an integrated set of solutions that support multiple specialized markets. We continually monitor and upgrade our capacity requirements. Our goal is to design our systems to handle at least one and a half times our historical peak transactions in our highest volume products. Significant investments in production planning, quality assurance and certification processes have enhanced our ability to expedite the delivery of the system enhancements that we develop for our customers. In January 2008, we completed the migration of CBOT products onto the CME Globex platform. We continue to implement technology upgrades that provide speed and functionality enhancements for our customers. In the fourth quarter of 2008, we completed server upgrades for our interest rate match engines to allow for sizeable speed improvements and the launch of implied, intercommodity spreads for Treasury futures and swap futures.

Speed, reliability, scalability, capacity and functionality are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. In 2008, we continued our efforts to grow and enhance our electronic trading capabilities. For example, we enhanced our CME Globex credit controls to provide pre-execution risk controls that enable our customers to set defined trading limits and select real-time notifications if those limits are exceeded, including e-mail notification, order blocking and order cancellation. We also maintain remote data facilities to provide additional system capacity and redundancy for our trading and clearing technology. Our data centers support our customer interfaces, trading and execution systems, as well as clearing and settlement operations.

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

The distribution technologies we offer differentiate our platform and bring liquidity and trading volume to our execution facilities. As of December 31, 2008, we had approximately 980 direct connections with our systems for customers across the globe. Many of these customers connect through a dedicated private network that is readily available, has wide distribution and provides fast connections in the Americas, Europe and Asia. We have telecommunications hubs in Amsterdam, Dublin, London, Milan, Paris, Sao Paulo and Singapore to respond to customer requests and reduce the cost of trading for our foreign customers. We plan to add hubs in Seoul and Shanghai.

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

Our futures match engine design was based upon a computerized trading and match software known as the NSC system. We are in the early stages of enhancing our options engine to support the migration of our futures products from the NSC system to our internally designed options platform. Our options match engine was designed and built at CME with focus on the speed of matching buy and sell orders and fault tolerance for 24-hour trading. This transition to a single match engine will bring better system performance and more opportunity for combination futures/options trading, while allowing us to more easily and cost-effectively scale our system for future growth. All existing functionality will be present and we expect that the migration will be relatively seamless to the end customer. In February 2009, we migrated our FX currency futures to the options platform and plan to move our other product lines to the system in the future. We continue to work on enhancements to our match engine to build a fully-functional electronic marketplace for unique trading demands where our customers can offset their risk with as much ease as in our open outcry trading facilities.

Over the last three years we have made significant investments in market data technologies to support increased trading and messaging volumes. Enhancements include performance improvements, scalability with a new multicast distribution platform, and a FIX 5.0 compliant messaging format. These implementations benefit our customers through reducing required bandwidth and costs as well improving performance.

Clearing Technology. CLEARING 21, our clearing and settlement software, SPAN, our margining and risk management software and CME ClearPort, form the core of our clearing technology.

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

Our SPAN system is a highly sophisticated methodology that calculates performance bond requirements by analyzing the “what-ifs” of virtually any market scenario. Developed and implemented in 1988 by CME, SPAN was the first system ever to calculate performance bond requirements exclusively on the basis of overall portfolio risk at both the clearing firm and customer level. In the years since its inception, SPAN has become the industry standard for portfolio risk assessment. It is the official performance bond (margin) mechanism of 50 registered exchanges, clearing organization, service bureaus and regulatory agencies throughout the world.

CME ClearPort is our flexible, internet-based system we acquired through our acquisition of NYMEX that provides clearing services of over-the-counter transactions. The system lets market participants take advantage of the financial depth and security of our clearing house. Through this technology, customers can conduct their own transactions off-exchange, negotiate their own prices, and still take advantage of our central counterparty clearing.

Building Services

Following our mergers with CBOT Holdings and NYMEX Holdings, we now own and manage real estate, with approximately 1.5 million square feet of commercial space in the central business district of Chicago and approximately 500,000 square feet in downtown New York City. As of December 31, 2008, our real estate was approximately 95% occupied, with nearly 40% of the total space used by us. In 2008, we completed the renovations of the CBOT trading floor and migrated the CME trading floors from 20 South Wacker Drive to 141 West Jackson Boulevard in Chicago. We expect to consolidate the NYMEX and the COMEX trading floors located at One North End Avenue in New York City in the second quarter of 2009.

Tenants pay market rates for rent. The majority of tenant leases have terms of three to five years, with large tenants generally having leases for up to fifteen years. As of December 31, 2008, the largest tenant in Chicago, other than us, leased approximately 8% of the total area and the next five largest tenants leased about 14% of the total area. In New York City, the largest tenant leased approximately 12% of the total area. We manage both the real estate and the general services relating to our real estate such as cleaning, power and telephone services. Building services generated about 1% of our total revenues in 2008.

Business Continuity Planning

We continue to strengthen and upgrade our disaster recovery facilities and capabilities. We have dedicated significant resources to improve our continuity planning. For example, our disaster recovery infrastructure and activities include:

•	Formal disaster recovery testing conducted twice a year at each of our data centers.

•	Network disaster recovery testing conducted monthly.

•	Participation in an annual industry-wide disaster recovery test sponsored by the Futures Industry Association.

•	Bi-annual table top exercises utilizing remote access to our systems with employees responsible for our critical business unit procedures.

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

The following is a summary of our key strategic relationships:

BM&F. To increase liquidity and expand the international market for our customers, we have established a partnership with BM&F, the leading exchange in Latin America. Pursuant to an order routing agreement, BM&F products can be traded by participants connected to the CME Globex electronic trading platform, and CME Group products can be traded by participants connected to the BM&F’s Global Trading System electronic trading platform. We own an equity stake of approximately 5% in BM&F and BM&F owns an equity stake of approximately 1.7% in CME Group.

Confirm Hub. ConfirmHub, LLC is a joint venture founded in 2004 by the leaders in the energy brokerage and exchange industry. The current membership consists of the GFI Group, Amerex, ICAP, Tullett Prebon and NYMEX. ConfirmHub allows users to manage confirmation processing of brokered, exchange-traded, and bilateral transactions through a single web services application programming interface and an interactive, web-based trade confirmation application.

Dubai Mercantile Exchange. In February 2009, DME futures contracts became exclusively traded electronically on the CME Globex platform. The listing of the DME Oman crude oil futures contract and the DME Oman crude oil financial contract on CME Globex will further increase opportunities for improved risk management by Asian refiners through sophisticated hedging strategies, as well as arbitrage opportunities and other advanced trading strategies.

Green Exchange. In 2008, NYMEX announced its intention to establish the Green Exchange as a joint venture among NYMEX and a number of major market participants. In anticipation of completing negotiations among these parties, NYMEX launched a comprehensive range of environmental futures, options and swap contracts for markets focused on solutions to climate change and renewable energy. These products will be committed to the Green Exchange upon completion of definitive documentation establishing the Green Exchange as a separate entity. Negotiations with the founding members of the Green Exchange are ongoing.

Korea Exchange. In 2008, we finalized our five-year agreement with KRX to list the KOSPI 200 futures contract on CME Globex during nighttime trading hours in Korea. As part of the agreement, we will create a telecommunications hub in Seoul.

Singapore Exchange Limited. In October 2006, we renewed our mutual offset agreement with the Singapore Exchange for an additional three-year term with automatic renewals for one year each unless terminated by either party. This relationship allows a clearing firm of either exchange initiating trades in certain products on either exchange to execute after-hours trades at the other exchange in those products, then transfer them back to the originating exchange.

As a result of the merger with CBOT Holdings, we also list the products of the Minneapolis Grain Exchange and the Kansas City Board of Trade on the CME Globex platform and act as their sole distributor of market data.

In 2008, we agreed to wind down FXMarketSpace, our joint venture with Reuters Group PLC that created a centrally cleared, global over-the-counter foreign exchange marketplace.

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

Our advertising strategies seek to increase awareness and strengthen perceptions of CME Group among our institutional and retail customers, as well as support an increase in our trading volume. We increased our event-driven marketing to respond to current trends. For example, in light of the recent financial crisis, we created a targeted marketing program to highlight the benefits of our central counterparty clearing model and our financial safeguards package. The campaign included print advertising, online marketing and educational programs. Additionally in September 2008, we hosted our first-ever Global Financial Leadership Conference, where participants had an opportunity to interact with some of the world’s leaders in business, finance and politics to discuss emerging geopolitical trends and debate critical economic issues. We were privileged to have former U.K. Prime Minister Tony Blair and former Federal Reserve Chairman Paul Volcker as our keynote speakers.

Our primary method of advertising has been through print media, utilizing trade magazines and newsletters as well as daily business publications. However, we also use online, television sponsorship and other direct advertisements to reach our target audiences.

Our marketing program includes corporate and product brochures, designed to communicate the depth and breadth of our capabilities; our annual report to shareholders, designed to showcase how key customers globally use our products to mitigate risk, in addition to presenting our financial results; and CME Group Magazine, a quarterly publication, designed to keep our customers up to date on developments that can enhance their successful participation in the derivatives industry. The magazine features customer case histories, new product information, technology updates, trend stories and news briefs and is made available on our Web site.

Competition

The industry in which we operate is highly competitive and we expect competition to continue to intensify. We encounter competition in all aspects of our business, including from entities having substantially greater capital and resources and offering a wider range of products and services and some operating under a different and possibly less stringent regulatory regime. Prior to the passage of the Commodity Futures Modernization Act of 2000 (CFMA), futures trading was required to take place on, or subject to the rules of, a federally designated contract market. The costs and difficulty of obtaining contract market designation and corresponding regulatory requirements created significant barriers to entry for competing exchanges. The passage of the CFMA and other changing market dynamics have led to increasing competition from a number of different domestic and international sources of varied size, business objectives and resources. For example, the CFMA permits SEC-regulated and bank clearing organizations to clear a broad array of derivatives products in addition to the products that clearing organizations have traditionally cleared. The CFMA also permits banks and broker-dealers, and some of their affiliates, to offer and sell foreign exchange futures to retail customers without being subject to regulation under the Commodity Exchange Act (CEA). We now face competition from other futures, securities and securities option exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large market participants; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and others.

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

Over the past few years there have been significant changes in the industry’s landscape as a result of the wave of consolidation and increased competition. For example, during the past three years, in addition to our mergers with CBOT Holdings and NYMEX Holdings, the following consolidations occurred:

•	NYSE Group acquired Archipelago Exchange, merged with Euronext and acquired the American Stock Exchange

•	IntercontinentalExchange (ICE) acquired the New York Board of Trade (NYBOT), the Winnipeg Commodity Exchange and Creditex Group Inc.

•	Deutsche Borse acquired the International Securities Exchange

ICE also has a pending agreement to acquire the Clearing Corporation, an independent clearing house owned by large derivatives dealers. At the end of 2008, there were 52 futures exchanges located in 29 countries, including 6 exchanges in the United States. Additionally, there has been an increase in activity among derivative dealers, banks and other entities to form competing exchanges. In 2007, a consortium of 12 financial institutions formed an exchange, Electronic Liquidity Exchange (ELX), to enter the futures market initially listing interest rate products and targeting our U.S. Treasuries product line. Options Clearing Corporation will provide clearing and delivery service for the exchange and the National Futures Association will provide regulatory oversight. In November 2008, ELX filed an application with the CFTC for designation as a contract market. ELX is expected to become operational following receipt of regulatory approval. Additionally, other financial firms have invested in a number of projects in an effort to compete with existing futures exchanges, including Project Rainbow (targeting short-term Euribor and Sterling interest rate contracts) and Turquoise. These entrants into our industry may increase competitive pressure on us.

Because equity futures contracts are alternatives to underlying stocks and a variety of equity option and other contracts provide an alternative means of obtaining exposure to the equity markets, we also compete with NYSE Euronext and other securities and options exchanges, dealer markets and alternative trading systems in this product line as well ICE in connection with its futures and options on futures contracts based on the Russell indexes.

We face competition from the over-the-counter market with the trading of contracts similar to those traded or cleared on our exchanges, such as swaps, forward contracts and other exchange “look-alike” contracts, in which parties directly negotiate the terms of their contracts.

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

In the past few years, there has been increased competition in the provision of clearing services. We compete with other derivatives exchanges that provide clearing services as well as with some of our largest customers who are part of clearing organizations. The

Clearing Corporation is owned by 17 shareholders, many of whom represent derivatives marketplace participants and market makers, and provides clearing services to third parties. As part of our strategic initiatives, we have been targeting the over-the-counter market, including our credit default swap initiative to facilitate the clearing of bilaterally executed trades. In December 2008, NYSE Euronext began clearing credit default swaps in Europe following regulatory approval. EUREX and ICE are also undertaking steps to provide these services. The Clearing Corp. has entered into a memorandum of understanding with ICE in connection with a cleared credit default swaps initiative to be acquired by ICE. ICE operates three regulated clearing houses to provide clearing services to its futures exchange. We believe that other exchanges may also undertake to provide clearing services.

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

Regulatory Matters

Our operations as a futures exchange have historically been subject to extensive regulation by the CFTC. The CFTC is an independent federal agency with exclusive jurisdiction over the futures market. The Commission consists of five Commissioners, appointed to staggered five-year terms by the President, with the advice and consent of the Senate. The CFTC carries out the regulation of the futures markets in accordance with the provisions of the CEA and the CFMA. The CFTC is subject to reauthorization every five years, which most recently occurred in 2008.

Although the CFMA significantly reduced our regulatory burdens, we remain extensively regulated by the CFTC. In light of the widespread financial and economic difficulties, particularly acute in the latter half of 2008 and early 2009, there have been many calls for a restructuring of the regulation of financial markets. In light of the transition to a new Presidential administration, these new proposals as well as previous proposals calling for the merger of the CFTC and the SEC, such as the Department of Treasury’s Blueprint for a Modernized Financial Regulatory Structure, we cannot predict what a restructured regulatory framework will look like or what impact it may have on our business. The President’s appointee to lead the CFTC has recently called for more regulation of futures markets and expressed concern respecting the impact of speculation on price volatility. Draft bills circulating in Congress call for restrictions on speculative trading by means of hard position limits in all contracts and limitations on hedge exemptions that could affect trading volume. In addition, future regulations could limit speculation in our markets or include a more rules-based approach rather than our current principles-based approach under the CFTC regulatory regime. To the extent the regulatory environment is less beneficial for us, our business, financial condition and operating results could be negatively affected.

The CFMA amended the CEA in 2000 and created the current principles-based regulatory approach. For regulated markets, the CFMA codified a three-tiered regulatory structure for the trading of derivatives that distinguishes among markets based on the types of contracts traded and the sophistication of the market participants. The CFMA generally requires that contract markets, such as our primary exchanges (CME, CBOT, NYMEX and COMEX), register with the CFTC and establish their compliance with seventeen core principles: rule compliance and enforcement; listing of contracts not readily susceptible to market manipulation; trade monitoring system; position limits; emergency authority; information availability; daily publication of trading information; contract execution; procedures for recording and safe storage of trade information; financial integrity; market participant protections; dispute resolution; fitness standards; conflict of interest management; governing board composition; recordkeeping; and antitrust considerations. Additionally, the CFMA generally requires that derivatives clearing organizations, like our clearing house, register with the CFTC and demonstrate their compliance with thirteen core principles: financial, operational and managerial resources; member and product eligibility; risk management procedures and tools; adequate settlement procedures; treatment of customer funds; member default procedures; rule monitoring and enforcement system; clearing system safeguards; reporting; recordkeeping; public information; information sharing; and antitrust considerations.

Under the oversight of the CFTC, our exchanges are operated as separate self-regulatory organizations. Generally this requires the promotion of market integrity; protection of investors; and enforcement of financial requirements, sales and trading practices of members. CBOT, NYMEX and COMEX outsource responsibility for trade matching, regulatory and clearing services to CME. Our integrated compliance and market surveillance functions allow detailed tracking of all trading and clearing activities. Our regulatory processes are reviewed and audited by the CFTC. Demutualization and the increasing utilization of electronic trading systems by traders from remote locations may, among other developments, impact our ability to continue the traditional form of “self-regulation” that has been an integral part of the CFTC regulatory program.

We have also “notice registered” with the SEC as a special purpose national securities exchange solely for the purpose of trading security futures products. As a result, the SEC is authorized to review some of our rules relating to these security futures products. Our members trading those products are subject to registration requirements and duties and obligations to customers under the securities laws that do not pertain to their other futures business.

The proposed Presidential budget has, from time to time, included a proposal to impose a transaction tax on futures traded domestically. Additionally, recently proposed legislation has included a tax on certain transactions in an effort to generate additional funding to support the costs of the recently enacted economic stimulus package. While many participants in the futures industry, including us, oppose these proposals, we cannot guarantee that such proposals will not be enacted. The imposition of any such tax would increase the cost of using our products and, consequently could adversely impact our trading volumes, revenues and profits and may also adversely impact our ability to compete on an international level.

Our Members

We operate four separate self-regulatory exchanges: CME, CBOT, NYMEX and COMEX. Individuals may be members at any or all of the exchanges to trade our products. Members are individual traders, as well as most of the world’s largest banks, hedge funds, brokerages and investment houses. Trading on our open outcry trading floors is conducted exclusively by members in Chicago and New York City. Members can execute trades for their own accounts, for clearing firm accounts, for the accounts of other members or for the accounts of customers of clearing firms. Members who trade for their own account, including those who lease trading rights, qualify for lower transaction fees in recognition of the market liquidity that their trading activity provides. These members also benefit from market information advantages that may accrue from their proximity to activity on the trading floors. In 2008, our members were responsible for 79% of our total trading volume. As of December 31, 2008, there were approximately 130 clearing firms. Membership enables a customer to trade specific products at reduced rates and lower fees, and to trade directly from the applicable trading floor or electronically through CME Globex. Memberships can be bought, sold and leased. A customer can apply for and hold a membership at CME, CBOT, NYMEX or COMEX – depending on the products that will be traded. Rights and privileges of membership are exchange-specific. A potential member must file with the National Futures Association (NFA) either as a floor trader or floor broker if they intend to access one of our trading floors. If a customer will use the membership for the purpose of filling orders for other members or customers they must apply to the NFA for a floor broker’s license.

Applicants for membership are required to be of good moral character, reputation and business integrity. They must also have adequate financial resources and credit to assume the responsibilities and privileges of membership. All members must understand the rules and regulations of the applicable exchange and agree to abide by them. Additionally, they must comply with the provisions of the CEA and the rules and regulations issued by the CFTC.

Our market regulation department is the investigative and enforcement arm of our exchanges with regard to exchange rules. Members who are found to have violated a rule can be subject to sanctions such as fines, trading suspensions and/or expulsion from the particular exchange.

Our shareholder relations and membership services department maintains an auction market for trading rights at our exchanges.

CME Memberships

There are four divisions of membership at CME: the Chicago Mercantile Exchange (CME) division; the International Monetary Market (IMM) division; the Index and Option Market (IOM) division; and the Growth and Emerging Markets (GEM) division. Each membership division has different trading rights.

Under the terms of CME Group’s certificate of incorporation, members of the CME exchange, as Class B shareholders, have the ability to protect their rights to trade by means of special approval rights over changes to the operation of the markets and are entitled to elect six of the directors on our board, which is currently comprised of a total of 33 individuals. In particular, the certificate of incorporation grants the holders of our Class B common stock the right to approve any changes to the trading floor rights, access rights and privileges that a member has, the number of memberships in each membership class and the related number of authorized shares in each class of Class B common stock and the eligibility requirements to exercise trading rights or privileges. Class B shareholders must approve any changes to these special rights. We are also required to maintain open outcry trading so long as certain liquidity thresholds are met. Class B shares have the same equitable interest in our earnings and receive the same dividend payments as our Class A shares.

CBOT Memberships

There are five series of Class B memberships in CBOT represented by memberships in our CBOT subsidiary: Series B-1 (Full) members, Series B-2 (Associate) members, Series B-3 (GIM) members, Series B-4 (IDEM) members and Series B-5 (COM) members.

Class B members of CBOT do not possess the right to receive any dividends or distributions, including the proceeds from liquidation, from CBOT. Series B-1 and B-2 members have the right to vote on amendments to certain provisions of the certificate of incorporation of CBOT, including the number of authorized memberships; the relative voting rights of the Series B-1 and B-2 members; the trading rights, voting rights and core rights of Class B members and certain other covenants; and the commitment to maintain open outcry markets for so long as they meet certain liquidity thresholds.

Additionally, during the five-year period following the CBOT merger, we are required to provide the CBOT directors, as defined in the bylaws of CME Group, with five business days’ advance notice of any change to CBOT’s rules and regulations. If a majority of the CBOT directors determine in their sole discretion that the proposed change will materially impair the business of CBOT or the business opportunities of the holders of the Class B memberships of CBOT, such change will be submitted to a committee of the board of directors of CBOT comprised of three CBOT directors and two CME directors as defined in the bylaws.

NYMEX Memberships

In connection with the NYMEX Holdings merger, we made certain commitments to the NYMEX Class A members to maintain a trading floor in New York City as long as certain profitability and revenue thresholds are met, to limit our rights to relocate open outcry trading to Chicago for NYMEX products, which are no longer available for trading on the NYMEX floor, and to maintain fee differentials for NYMEX Class A members for as long as we maintain differentials for our CME and/or CBOT members. Substantially all other rights, including the revenue sharing rights contained in Section 311(G) of the previous bylaws of NYMEX, were eliminated in connection with the transaction. NYMEX Class A members do not have the right to receive dividends or distributions from NYMEX.

COMEX Memberships

Membership in COMEX entitles an individual or firm to trading rights, trading fees, access to open outcry trading and other benefits of membership. There are also COMEX Option memberships which exist on COMEX. The COMEX Transaction Agreement, executed in November 2006, provides COMEX Division members with certain trading right protections as well as a commitment to provide a trading facility in New York City for as long as open outcry trading exists on the COMEX Division and for a five-year period following the expiration of the COMEX Transaction Agreement. COMEX Division members maintain certain petition rights as it relates to proposed amendments to certain COMEX by-laws and rules.

Subsidiaries

Substantially all of our business operations are conducted through our exchange subsidiaries: CME, CBOT, and NYMEX. The following is a summary of the activities of our other operating subsidiaries:

Credit Market Analysis. In March 2008, we acquired CMA and its subsidiaries. CMA is a leading provider of credit derivatives market data designed to enhance the performance of over-the-counter credit market professionals. CMA’s real-time pricing services (CMA QuoteVision) and data (CMA DataVision) are used by investment professionals in leading investment banks, hedge funds and asset managers worldwide. CMA entities accounted for less than 1% of our consolidated total revenues in 2008.

C-B-T Corporation. C-B-T Corporation manages both our owned real estate and the general services relating to such real estate such as cleaning, power and telephone services in Chicago.

GFX Corporation. GFX Corporation (GFX) was established for the purpose of maintaining and creating liquidity in our electronically traded foreign exchange futures contracts. Experienced foreign exchange traders employed by GFX buy and sell our foreign exchange contracts using our CME Globex system. They limit risk from these transactions through offsetting transactions using forward contracts and spot foreign exchange transactions with approved counterparties in the interbank market. On occasion, GFX has also engaged in the trading of CME Eurodollars and equity index contracts. GFX accounted for less than 1% of our consolidated total revenues in 2008, 2007 and 2006.

Swapstream. In August 2006, we completed the acquisition of Swapstream and its subsidiaries. The Swapstream entities accounted for less than 1% of our consolidated total revenues in 2008, 2007 and 2006.

Licensing Agreements

Standard & Poor’s

We have had a licensing arrangement with S&P since 1980. In September 2005, all of our previous licensing agreements with S&P were consolidated into one agreement that terminates on December 31, 2017. Under the terms of the agreement, as amended, S&P granted us a license to use certain S&P stock indexes and the related trade names, trademarks and service marks in connection with the creation, marketing, trading, clearing and promoting of futures contracts and/or options on futures contracts that are indexed to certain S&P stock indexes. The license is exclusive through December 31, 2016 and non-exclusive from that date through December 31, 2017 with some exceptions. Our license for the S&P 500 Index remains exclusive through December 31, 2016 so long as certain minimum average trading volume is met or other circumstances exist that relate to the reduction in trading volume. We may pay an additional fee to retain the exclusivity if the minimum average trading volume is not met. For certain products based on S&P stock indexes that we list after the effective date of the amended and restated agreement, we will have an exclusive license for two or three years depending upon the nature of the index, after which we will retain our exclusive rights so long as certain minimum average trading volumes are met. Under the agreement, we maintain our right of first refusal for new stock indexes developed by S&P during the term of the agreement. In the event we fail to launch a product based on a new index within one year, subject to certain considerations for regulatory delays, S&P may elect to terminate the license for such new index or terminate the exclusivity of the license. In exchange for the license, we pay S&P a per trade fee. If S&P discontinues compilation and publication of any license or index, we may license, on a non-exclusive and royalty-free basis, the information regarding the list of companies, shares outstanding and divisors for that index or terminate the obligations regarding the index. The licenses become non-exclusive in the event we list certain competitive products.

NASDAQ

We have had a licensing arrangement with NASDAQ OMX since 1996 to license the NASDAQ-100 Index and related trade names, trademarks and service marks. The license was extended and expanded in October 2003 to license us both the NASDAQ-100 Index and the NASDAQ Composite Index and in April 2005 to add the NASDAQ Biotechnology Index for trading futures and options on futures contracts that are based on the indexes. In 2008, we agreed to extend the exclusive license agreement through 2019. With respect to the NASDAQ Composite Index, NASDAQ OMX may terminate the exclusivity or the entire license if trading volume fails to meet certain performance criteria on each anniversary of the agreement in October. During the applicable period of exclusivity, NASDAQ OMX will not grant a license to use the indexes in connection with the trading, marketing and promotion of futures contracts and options on those futures contracts that are based on an index that is exclusive to us. We pay per trade fees to NASDAQ OMX under the license. We have a right of first refusal for new indexes that are licensed for futures products where the index is substantially equivalent to an index licensed to us or is a subset of an index licensed to us.

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

The Frank Russell Company

We previously maintained a licensing arrangement with the Frank Russell Company to license the Russell 2000 Index and related trade names, trademarks and service marks. In June 2007, Russell provided notice to us that it did not intend to renew the agreement. In response to customer demands and to ensure an orderly transfer of liquidity, we listed our Russell contracts through the September 2008 expiration date.

Intellectual Property

We regard substantial elements of our brand name, marketing elements and logos, products, market data, software and technology as proprietary. We attempt to protect these elements by relying on trademark, service mark, copyright and trade secret laws, restrictions on disclosure and other methods. For example, with respect to trademarks, we have registered marks in numerous countries all over the world. We have filed numerous patent applications in the United States and internationally to protect our technology. In December, 2006, the United States Patent and Trademark Office granted CME its first patent. We now have 15 granted U.S. patents.

Our rights to stock indexes for our futures products principally derive from license agreements that we have obtained from S&P, NASDAQ OMX and Dow Jones and others. For a more detailed discussion of these licenses, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Licensing Agreements.” Various other CME Group products rely on license agreements from third parties. We cannot assure you that competitors will not attempt to enter these markets or create similar products. Nor can we assure you that we will be able to renew or maintain those license agreements beyond their current terms.

We regularly review our intellectual property to identify property that should be protected, the extent of current protection for that property and the availability of additional protection. We believe our various trademarks and service marks have been registered or applied for where needed. We also seek to protect our software and databases as trade secrets and under copyright law. We have copyright registrations for certain of our software, user manuals, and databases. Legal developments allowing patent protection for methods of doing business hold the possibility of additional protection, which we continue to pursue.

Patents of third parties may have an important bearing on our ability to offer certain of our products and services. It is possible that, from time to time, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property that is material to our business.

Employees

As of December 31, 2008, we had approximately 2,300 employees.

We consider relations with our employees to be good. We have never experienced a work stoppage. As of December 31, 2008, approximately 40 of our employees were represented by one of the following unions:

•	Chicago Regional Council of Carpenters;

•	International Union of Operating Engineers Local 399, AFL-CIO; and

•	Service Employees International Union, SEIU Local 1 and 25, AFL-CIO.

In January 2009, we outsourced the group of employees in the Services Employees International Union along with their associated responsibilities, representing approximately 30 employees.

Our Executive Officers

The following are our executive officers, including a description of their business experience over the last five years. Ages are as of February 1, 2009.

Terrence A. Duffy, 50

Mr. Duffy has served as our Executive Chairman since October 2006, as our Chairman from 2002 until 2006 and has been a member of our board of directors since 1995. He also has served as President of TDA Trading, Inc. since 1981.

Craig S. Donohue, 47

Mr. Donohue has served as Chief Executive Officer and a member of our board of directors since January 2004. Mr. Donohue joined us in 1995 and since then has held various positions of increasing responsibility within the organization including Managing Director and Chief Administrative Officer, Managing Director, Business Development and Corporate/Legal Affairs of CME and Senior Vice President and General Counsel. Mr. Donohue also serves as our representative on the board of directors of BM&F.

Kathleen M. Cronin, 45

Ms. Cronin has served as our Managing Director, General Counsel and Corporate Secretary since August 2003. Previously she served as Corporate Secretary and Acting General Counsel from November 2002 through August 2003. Prior to joining us, Ms. Cronin was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom from September 1989 through July 1995 and from April 1997 through November 2002.

Bryan T. Durkin, 48

Mr. Durkin has served as our Managing Director and Chief Operating Officer since July 2007. Mr. Durkin joined us in connection with the CBOT merger and he previously held a variety of leadership roles with CBOT from 1982 to 2007, most recently as Executive Vice President and Chief Operating Officer.

Phupinder Gill, 48

Mr. Gill has served as President of CME Group since July 2007. Previously he served as President and Chief Operating Officer since January 2004. Mr. Gill joined us in 1988 and has held various positions of increasing responsibility within the organization, including Managing Director and President of CME Clearing and GFX.

Barry C. Goldblatt, 49

Mr. Goldblatt has served as Managing Director, Commodities, Energy and Metals since February 23, 2009. Prior to joining the company, Mr. Goldblatt most recently served as Managing Director, Commodities, Derivative Sales and Global Securities for Merrill Lynch from 2004 to February 2009. He also served as Head of Derivative Sales and Structured Risk for Koch Energy Trading from 1998 to 2004 and previously held a variety of senior positions at a number of financial services organizations.

Jill Harley, 46

Ms. Harley has served as Managing Director and Chief Accounting Officer since March 2008. Ms. Harley served as the Chief Accounting Officer of CBOT from 2004 to 2007 and as its Vice President and Treasurer from 1998 to 2004 and as Controller from 1995 to 1998. Ms. Harley is a registered certified public accountant.

Julie Holzrichter, 41

Ms. Holzrichter has served as Managing Director, Global Operations of CME Group since August 2007. Ms. Holzrichter rejoined us in July 2006 as our Managing Director, CME Globex Services and Technology Integration. Ms. Holzrichter previously held positions of increasing responsibility in our organization from 1986 to 2003 in trading operations.

Kevin Kometer, 44

Mr. Kometer has served as Managing Director and Chief Information Officer since July 2008. He previously served as Managing Director and Deputy Chief Information Officer from 2007 to July 2008. Since joining the company most recently in 1998, he has held senior leadership positions in the Technology Division, including Managing Director, Trading Execution Systems and Director, Advanced Technology. Mr. Kometer was also with the company from 1994 to 1996.

James E. Parisi, 44

Mr. Parisi has served as Managing Director and Chief Financial Officer since November 2004. Mr. Parisi joined us in 1988 and has held positions of increasing responsibility within the organization, including Managing Director & Treasurer and Director, Planning & Finance.

Hilda Harris Piell, 41

Ms. Piell has served as Managing Director and Chief Human Resources Officer since August 2007. Previously she served as Managing Director and Senior Associate General Counsel, as Director and Associate General Counsel and as Associate Director and Assistant General Counsel since joining us in 2000.

Richard H. Redding, 47

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

Kimberly S. Taylor, 47

Ms. Taylor has served as Managing Director and President of the Clearing House Division since January 2004 and as Managing Director, Risk Management in the Clearing House Division, from 1998 to 2003. Ms. Taylor has held a variety of positions in the Clearing House, including Vice President and Senior Director. She joined us in 1989.

Kendal Vroman, 37

Mr. Vroman has served as Managing Director and Chief Corporate Development Officer since March 2008. Mr. Vroman joined us in 2001 and, since then, held positions of increasing responsibility, including most recently as Managing Director, Corporate Development and Managing Director, Information and Technology Services.

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

Risks Relating to Our Business

There can be no assurance that recently enacted legislation and stimulus programs will help stabilize the U.S. financial system.

In light of the current financial crisis, legislation has been enacted, including the the Emergency Economic Stabilization Act of 2008 and the President’s economic stimulus program, and additional legislation has been proposed for the purpose of stabilizing and providing liquidity to the U.S. financial markets and improving the overall economy. There can be no assurance, however, as to the actual impact that this legislation will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The government investment in financial services firms could also lead to new regulations and governmental oversight. The failure of these regulations to help stabilize the financial markets and a continuation or worsening of current financial market conditions or the imposition of additional regulations in the financial services industry could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our Class A common stock.

Current levels of the capital and credit market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. During this period, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, including future commercial paper issuances, and on our business, financial condition and results of operations as well as on our ability to pay off our fixed and floating rate notes as they become due.

Current market developments may adversely affect our industry, business and results of operations.

We generate revenues primarily from our clearing and transaction fees. Declines in trading volumes and market liquidity would adversely affect our business and financial condition. During 2008 and 2009, the global financial services industry and securities markets have experienced significant and adverse conditions, including significantly increased volatility, outflows of customer funds and securities, losses resulting from declining asset values, defaults on securities and reduced liquidity. As a result, many financial institutions have required additional capital infusions, merged with larger and stronger institutions, become bank holding companies that are regulated by the Federal Reserve Bank and, in some cases, have failed. As a result of this instability of the financial markets and the lack of readily available credit, commercial banks, investment banks, mutual and hedge funds and other of our customers have already decreased and could in the future further decrease their risk exposure and trading volume. This circumstance has resulted in a decrease in the trading of our benchmark interest rate products. In addition, interest rates have stabilized at low levels and we have experienced a decreased demand to hedge interest rate exposure using our markets. For example, the average daily volume for CME Eurodollar options decreased by 27% to 0.9 million contracts per day in 2008 when compared with 2007. Overall, average daily volume for our entire interest rate product line was down compared with 2007. If our customers further reduce their level of trading activity for any reason, including a reduction in the number of traders, reduced trading demand by their customers or a decision to curtail or cease speculative trading, our business and financial condition could be materially adversely affected.

Current trends in the global financial markets could cause significant fluctuations in our stock price.

Stock markets in general, and stock prices of participants in the financial services industry in particular, including us, have experienced significant price and volume fluctuations that have affected the market price for securities. The market price of our Class A common stock may continue to be subject to similar market fluctuations which may be unrelated to our operating performance or prospects, and increased volatility could result in a further decline in the market price of our Class A common stock. Factors that could significantly impact the volatility of our stock price include:

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

Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital.

Our indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations. We may still be able to incur more debt, intensifying these risks.

As of December 31, 2008, we had approximately $3.2 billion of total indebtedness. Additionally, on February 9, 2009, we issued an additional $750 million of unsecured notes at an interest rate of 5.75% due 2014. We used a portion of the net proceeds from the offering to repay the outstanding commercial paper borrowings backstopped by our $1.3 billion 364-day revolving bridge facility and subsequently terminated the bridge facility. After the termination of the bridge facility, we have excess borrowing capacity for general corporate purposes of approximately $0.2 billion.

Our indebtedness could have important consequences. For example, our indebtedness may:

•

require us to dedicate a significant portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue acquisitions or investments in new technologies, to pay dividends and for general corporate purposes;

•	increase our vulnerability to general adverse economic conditions;

•	limit our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry;

•	place us at a competitive disadvantage against any less leveraged competitors; and

•	subject us to interest rate exposure for our variable interest rate debt, to the extent not hedged.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our debt service obligations. In addition, the agreements governing our outstanding indebtedness do not significantly limit our ability to incur additional indebtedness, which could increase the risks described above.

Our investment in BM&F subjects us to investment and currency risk.

We own an interest in BM&F representing approximately 5%. As an exchange, BM&F’s ability to maintain or expand their trading volume and operate their business is subject to the same types of risks to which we are subject. For the year ended December 31, 2008, we took a pre-tax, non-cash impairment charge of $275 million on our cross-equity investment in BM&F, due to the decline in BM&F’s stock price relative to our original investment. In connection with this charge, we also reduced stockholder’s equity by $94 million due to unfavorable movements in the Brazilian real compared with the U.S. dollar because BM&F’s stock is valued in Brazilian real. To mitigate our financial exposure to the currency risk of the investment, we purchased an option to hedge against fluctuations between the U.S. dollar and the Brazilian real with Lehman Brothers Special Financing Inc. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc., our hedging arrangement was terminated and our currency exposure is no longer mitigated. There is no guarantee that our investment in BM&F will be profitable. Under the terms of the transaction, we may not sell our shares in BM&F until February 2012.

Any impairment of our goodwill and other intangible assets or investments may result in material, non-cash write downs and could have a material adverse impact on our results of operations and shareholders’ equity.

In connection with our acquisitions, including our mergers with CBOT Holdings and NYMEX Holdings, we have recorded goodwill and identifiable intangible assets. We assess goodwill and intangible assets for impairment by applying a fair-value based test looking at historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise. In the fourth-quarter 2008, we recorded a pre-tax, non-cash impairment charge of $275 million on our cross-equity investment in BM&F and, in connection with this charge, we reduced stockholder’s equity by $94 million due to unfavorable movements in the Brazilian real compared with the U.S. dollar. In the third-quarter 2008, we recorded an impairment charge of $15 million relating to our Swapstream acquisition. Although we did not experience any other events or circumstances in the year that indicated that the carrying amounts of our other intangible assets and goodwill were impaired, we could experience future events that result in impairments. The risk of impairment losses may increase to the extent our market capitalization and earnings decline. For example, during 2008, we experienced a significant decline in our stock price. While we believe this decline was principally driven by external circumstances, such as the decline in the stock market overall, and is not necessarily a reflection of changes in our business model, a continued decline in our stock value would be a factor in future assessments whether due to external factors and/or a continued decline in our volumes. An impairment of the value of our existing goodwill and intangible assets could have a significant negative impact on our future operating results and could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our existing or future debt agreements.

Shareholders who own trading rights or are officers or directors of firms who own trading rights on our exchanges account for 20 of the 33 directors on our board. These shareholders may have interests that differ from or conflict with those of shareholders who are not also members. Our dependence on the trading and clearing activities of our members, combined with their rights to elect directors, may enable them to exert substantial influence over the operation of our business.

Twenty of our 33 directors on our board own or are officers or directors of firms who own trading rights on our exchange. We are dependent on the revenues from the trading and clearing activities of our members. This dependence may give them substantial influence over how we operate our business.

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

The rights of our members, including the board representation rights of the members of our CME exchange to elect six directors and the rights described in the immediately following risk factor, could be used to influence how our business is changed or developed, including how we address competition and how we seek to grow our volume and revenue and enhance shareholder value.

Our members have been granted special rights, which protect their trading privileges, require that we maintain open outcry trading until volumes are not significant and, in the case of our Class B shareholders, provide them with special board representation.

Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. Additionally, our Class B shareholders, who are members of our CME exchange, are also entitled to elect six of the 33 directors on our board; even if their Class A share ownership interest is very small or non-existent. In connection with these rights, our ability to take certain actions that we may deem to be in the best interests of the company and its shareholders, including actions relating to the operation of our open outcry trading facilities and certain pricing decisions, may be limited by the rights of our members.

Our business is subject to the impact of domestic and international market and economic conditions, which are beyond our control and which could significantly reduce our trading volumes and make our financial results more volatile.

Our revenue is substantially dependent on the trading volume in our markets. Our trading volume is directly affected by U.S. domestic and international factors that are beyond our control, including the factors described in the preceding risk factor as well as:

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

Any one or more of these factors may contribute to reduced activity in our markets. Historically, our trading volume has tended to increase during periods of uncertainty due to increased hedging activity and needs to manage the risks associated with or speculate on volatility in the U.S. equity markets, fluctuations in interest rates and price changes in the foreign exchange, commodity and other markets. However, during the current economic volatility, we have experienced decreased volume due primarily to our customers decreasing their risk exposure, stable low interest rates and the lack of available capital. Recent events in the economic environment, including the sub-prime lending crisis, the downturn in the housing market, decreases in consumer spending and the failure of major financial institutions have resulted in an economic recession. As a result, period-to-period comparisons of our financial results are not necessarily meaningful. This trend as well as future economic uncertainty may result in continued decreased trading volume and a more difficult business environment for us. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.

Our quarterly operating results fluctuate due to seasonality. As a result, you will not be able to rely on our operating results in any particular quarter as an indication of our future performance.

Generally, we have historically experienced relatively higher trading volume during the first and second quarters and sequentially lower trading volume in the third and fourth quarters. As a result of this seasonality, you will not be able to rely on our operating results in any particular period as an indication of our future performance. If we fail to meet securities analysts’ expectations regarding our operating results, the price of our Class A common stock could decline substantially.

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

We are heavily dependent on the capacity, reliability and security of the computer and communications systems and software supporting our operations. We receive and/or process a large portion of our trade orders through electronic means, such as through public and private communications networks. Our systems, or those of our third party providers, may fail or operate slowly, causing one or more of the following to occur:

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

From time to time, we have experienced system errors and failures that have resulted in some customers being unable to connect to our electronic trading platform or erroneous reporting, such as transactions that were not authorized by any customer or reporting of filled orders as cancelled. For example, we have experienced technical failures that resulted in a temporary suspension of trading on the CME Globex platform. We cannot assure you that if we experience system errors or failures in the future that they will not have a material impact on our business. Any such system failures that cause an interruption in service or decrease our responsiveness could impair our reputation, damage our brand name or have a material adverse effect on our business, financial condition and operating results.

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

We will need to continue to upgrade, expand and increase the capacity of our systems as our business grows and we execute our business strategy. Generally, our goal is to design our systems to handle at least one and a half times our peak historical transactions in our highest volume products. As volumes of transactions grow, the ability of our systems to meet this goal on an ongoing basis depends on our ability to increase our system capacity on a timely basis while maintaining system reliability. Although many of our systems are designed to accommodate additional volume and products and services without redesign or replacement, we will need to continue to make significant investments in additional hardware and software to accommodate the increases in volume of transactions and order transaction traffic and to provide processing services to third parties. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses would be adversely affected.

We face intense competition from other companies, including some of our members. If we are not able to successfully compete, our business will not survive.

The derivatives, securities and financial services industries are highly competitive. We expect that competition will continue to intensify. Our current and prospective competitors, both domestically and around the world, are numerous. They include securities and securities option exchanges, futures exchanges, over-the-counter markets, clearing organizations, market data and information vendors, electronic communications networks, crossing systems and similar entities, consortia of large customers, consortia of some of our clearing firms and electronic brokerage and dealing facilities. The global derivatives industry has grown increasingly competitive. Exchanges, intermediaries, and even end users are consolidating, and over-the-counter and unregulated entities are constantly evolving. Additionally, in response to growing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. In 2007, we completed our merger with CBOT Holdings, NYSE Group completed its merger with Euronext and ICE acquired the New York Board of Trade and the Winnipeg Commodity Exchange. In 2008, we completed our acquisition of NYMEX Holdings. ICE also has a pending agreement to acquire the Clearing Corp., an independent clearing house owned by large derivatives dealers. In the last two years there has been a significant increase in activity among derivative dealers, banks and other entities to form competing exchanges. In 2007, a consortium of 12 financial institutions formed an exchange, ELX, to enter the futures market, initially listing interest rate products. In November 2008, ELX filed an application with the CFTC for designation as a contract market. ELX is expected to become operational following receipt of regulatory approval. Additionally, other financial firms have invested in a number of projects in an effort to compete with existing futures exchanges, including Project Four Seasons and Turquoise. These entrants into our industry may increase competitive pressure on us.

We believe we may also face competition from large computer software companies and media and technology companies. The number of businesses providing internet-related financial services is rapidly growing. Other companies have entered into or are forming joint ventures or consortia to provide services similar to those provided by us. Others may become competitive with us through acquisitions. Federal law allows institutions that have been major participants on our exchange to trade the same or similar products among themselves without utilizing any exchange or trading system. Many of our competitors and potential competitors have greater financial, marketing, technological and personnel resources than we do. These factors may enable them to develop similar products, to provide lower transaction costs and better execution to their customers and to carry out their business strategies more quickly and efficiently than we can. In addition, our competitors may:

•	respond more quickly to competitive pressures, including responses based upon their corporate governance structures, which may be more flexible and efficient than our corporate governance structure;

•	develop products that are preferred by our customers;

•	develop risk transfer products that compete with our products;

•	price their products and services more competitively;

•	develop and expand their network infrastructure and service offerings more efficiently;

•	utilize better, more user-friendly and more reliable technology;

•	take greater advantage of acquisitions, alliances and other opportunities;

•	more effectively market, promote and sell their products and services;

•	better leverage existing relationships with customers and alliance partners or exploit better recognized brand names to market and sell their services; and

•	exploit regulatory disparities between traditional, regulated exchanges and alternative markets that benefit from a reduced regulatory burden and lower-cost business model.

If our products, markets and services are not competitive, our business, financial condition and operating results will be materially harmed.

A decline in our fees or any loss of customers could lower our revenues, which would adversely affect our profitability.

Future changes in regulations as a result of the recent focus on the regulation of the financial industry in connection with the financial crisis, the combination of the SEC and the CFTC or otherwise, may adversely impact our ability to compete.

Our trading volume, and consequently our revenues and profits, would be adversely affected if we are unable to retain our current customers or attract new customers to our exchange.

The success of our business depends, in part, on our ability to maintain and increase our trading volume. To do so, we must maintain and expand our product offerings, our customer base and our trade execution alternatives. Our success also depends on our ability to maintain our trading volume and to offer competitive prices and services in an increasingly price sensitive business. We cannot assure you that we will be able to continue to expand our product lines, or that we will be able to retain our current customers or attract new customers. The majority of the clearing and transaction fees we receive from our clearing firms represent charges for trades executed on behalf of their customers. We believe that in the event one of our clearing firms discontinues operations, the customer portion of that firm’s trading activity would likely transfer to another clearing firm. However, we cannot guarantee you that the discontinuation of any clearing firm would not result in our loss of customers or a loss of trading volume as a result of the consolidation of trading accounts at the acquiring firm which could have an adverse effect on our trading volumes or revenues. We also cannot assure you that we will not lose customers to low-cost competitors with comparable or superior products, services or trade execution facilities. If we fail to maintain our trading volume, expand our product offerings or execution facilities, or we lose a substantial number of our current customers, or a subset of customers representing a significant percentage of trading volume in a particular product line; or are unable to attract new customers, our business will be adversely affected. Furthermore, declines in trading volume due to loss of customers may negatively impact market liquidity, which could lead to further loss of trading volume.

Any significant decline in the trading volume of our Eurodollar or S&P 500 futures and options on futures contracts would adversely affect our revenues and profitability.

We are substantially dependent on trading volume from two product offerings for a significant portion of our clearing and transaction fee revenues and profits. The clearing and transaction fees revenue attributable to transactions in Eurodollar contracts and all our contracts based on the S&P 500 (including E-mini products) approximated 18% and 24%, respectively, of our total clearing and transaction fees revenue during the year ended December 31, 2008 and 32% and 24%, respectively, during the year ended December 31, 2007. Any significant decline in our trading volume in either of these products would negatively impact our business, financial condition and operating results.

Our Eurodollar futures and options on futures reflect LIBOR for a 3-month, $1 million offshore deposit maturing at some point in the future. The accuracy of LIBOR rates has come under scrutiny in recent months due to discrepancies in the borrowing costs in the currency forwards market and the rates reported by the British Bankers Association. As a result of this inconsistency, interest rate markets continue to reflect dislocations between Eurodollar and overnight rates. For example, in December 31, 2008, the average daily trading volume of our Eurodollar options contract was down 27% compared with 2007. The trading volumes of our Eurodollar contract may continue to be negatively impacted to the extent that LIBOR continues to be scrutinized.

We also cannot assure you that competitors will not enter the Eurodollar market. Our members may also elect to trade Eurodollars in privately negotiated bilateral transactions without the use of our clearing house. In either of these events, our trading volume, revenues and profitability could be adversely affected.

Our license agreement with S&P provides that the S&P 500 Index futures products will be exclusive through December 31, 2016 so long as certain minimum average trading volume is met or other circumstances exist that relate to the reduction in trading volume.

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

Our clearing house operations expose us to substantial credit risk of third parties and the soundness of our clearing firms could adversely affect us.

CME, our subsidiary, owns and operates its own clearing house, which acts as the counterparty to all trades consummated on or through our futures exchanges or on third-party exchanges for which we provide clearing services. As a result, we have exposure to many different industries and counterparties, and we routinely guarantee transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional customers. As a result of the recent financial crisis, many financial institutions have required additional capital infusions, merged with larger and stronger institutions, become bank holding companies that are regulated by the Federal Reserve Bank and, in some cases, have failed. For example, during 2008, The Bear Stearns Companies, Inc., Lehman Brothers Holdings Inc. and American International Group, Inc., all of which were parent companies of clearing firms of our exchange, have experienced significant financial write-downs and in some cases failed. Although none of these cases resulted in a default of a clearing firm, additional companies, including our clearing firms, may encounter economic difficulties as a result of the market turmoil and the tightening of the credit market.

As part of our overall growth initiatives we are expanding our clearing services to the over-the-counter market in addition to standard futures and options on futures products, including through CME ClearPort and as a result of our proposed joint venture with Citadel to clear credit default swaps. The process for deriving margins and performance bonds for over-the-counter products is different and, in part, seeks to assess and capture different risks than our historical practices applied to our futures products. Although we believe that we have carefully analyzed the process for setting our financial safeguards for over-the-counter products, there is no guarantee that our risk management procedures will adequately protect us from the unique risks of these products as we have not historically provided clearing services to this market.

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

To become a clearing member a firm must meet certain minimum capital requirements and must deposit a certain amount of funds with our clearing house as collateral for their trading activity. The funds used to satisfy these requirements may be cash or held in a variety of investments, such as regulated money market mutual funds, U.S. Treasury securities and asset-backed securities. Given the level of market volatility, there is no guarantee that these investments will continue to maintain their value. To the extent a clearing firm was not in compliance with these requirements, it would be required to acquire additional funds, decrease its proprietary trading activity and/or transfer customer accounts to another clearing firm. These actions could result in a decrease in trading activity in our products.

A key element of our strategy is to provide transaction processing, clearing and related services to third parties. Our failure to identify future opportunities to provide these services will have a negative impact on our ability to grow our business.

Providing third-party transaction processing, clearing and related services is a key element of our strategy. Pursuant to transaction-processing agreements we previously provided these services to NYMEX and to CBOT. Prior to our acquisition of these companies, we derived a significant amount of revenue from these services agreements. We have entered into other transaction-processing arrangements with BM&F, KRX and DME. We cannot assure you that such arrangements will be as profitable as our previous arrangements with NYMEX and CBOT or that we will enter into additional agreements to provide processing services in the future. Our failure to capitalize on our existing arrangement and to identify future opportunities may have a negative impact on our ability to generate additional revenues and grow our business.

Our market data fees may be reduced or eliminated by decreased demand or the growth of electronic trading and electronic order entry systems. If we are unable to offset that reduction through terminal usage fees or transaction fees, we will experience a reduction in revenue.

We sell our market data to individuals and organizations that use our markets or monitor general economic conditions. Revenues from our market data totaled $279.5 million, representing 11% of our total revenues, and $145.1 million, or 8% of our total revenues, during the years ended December 31, 2008 and 2007, respectively. A decrease in overall trading volume may also lead to a decreased demand for our market data from the market data vendors. For example, we believe that the decrease in the number of devices for CME and CBOT market data from approximately 293,000 at December 31, 2007 to approximately 290,000 at December 31, 2008 is due primarily to the consolidation of our customers and related headcount reductions as a result of the current financial crisis. Additionally, electronic trading systems do not usually impose separate charges for supplying market data to trading terminals. If we do not separately charge for market data supplied to trading terminals, and trading terminals with access to our markets become widely available, we could lose market data fees from those who have access to trading terminals. We will experience a reduction in our revenues if we are unable to recover that lost market data revenue through terminal usage fees or transaction fees.

We operate in a heavily regulated environment that imposes significant costs and competitive burdens on our business.

Although the Commodity Futures Modernization Act of 2000 significantly reduced our regulatory burdens, we remain extensively regulated by the CFTC. In light of the widespread financial and economic difficulties, particularly acute in the latter half of 2008 and early 2009, there have been many calls for a restructuring of the regulation of financial markets. In light of the transition to a new Presidential administration, these new proposals as well as previous proposals calling for the merger of the CFTC and the SEC, such as the Department of Treasury’s Blueprint for a Modernized Financial Regulatory Structure, we cannot predict what a restructured regulatory framework will look like or what impact it may have on our business. The President’s appointee to lead the CFTC has recently called for more regulation of futures markets and expressed concern respecting the impact of speculation on price volatility. Draft bills circulating in Congress call for restrictions on speculative trading by means of hard position limits in all contracts and limitations on hedge exemptions that could affect trading volume. In addition, future regulations could limit speculation in our markets or include a more rules-based approach rather than our current principles-based approach under the CFTC regulatory regime. To the extent the regulatory environment is less beneficial for us, our business, financial condition and operating results could be negatively affected.

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

Also, from time to time, the President’s budget includes a proposal that a transaction tax be imposed on futures and options on futures transactions. Additionally, recently proposed legislation has included a tax on certain transactions in an effort to generate additional funding to support the costs of the recently enacted economic stimulus package. While those proposals have not been adopted to date, except for a limited per-contract fee on single stock futures and futures on narrow-based stock indexes, the imposition of any such tax would increase the cost of using our products and, consequently, could adversely impact our trading volumes, revenues and profits. We cannot assure you that such a tax will not be imposed in the future.

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

Some of our largest clearing firms, which are significant customers and intermediaries in our products, have stressed the importance to them of centralizing clearing of futures contracts and options on futures contracts in order to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many clearing firms have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as part of for-profit enterprises. Some of these firms, along with the Futures Industry Association and the U.S. Department of Treasury, have sought, and may seek in the future, legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. Our strategic business plan is to operate a vertically integrated transaction execution, clearing and settlement business for our futures and options on futures business. If these legislative or regulatory changes are adopted, our strategy and business plan may lead clearing firms to establish, or seek to use, alternative clearing houses for clearing positions established on our exchanges. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit or stop the use of our products and markets. If any of these events occur, our revenues and profits would be adversely affected.

The imposition in the future of regulations requiring that clearing houses establish linkages with other clearing houses whereby positions at one clearing house can be transferred to and maintained at, or otherwise offset by a fungible position existing at, another clearing house may have a material adverse effect on the operation of our business.

In connection with the trading of single stock futures and futures on narrow-based stock indexes, the CFMA contemplates that, once certain market penetration thresholds are crossed, clearing houses will establish linkages enabling a position in any such product executed on an exchange for which it clears these products to be offset by an economically linked or fungible position on the opposite side of the market that is executed on another exchange utilizing a different clearing house. If, in the future, a similar requirement is imposed with respect to futures contracts generally, the resulting unbundling of trade execution and clearing services would have a material adverse effect on our revenues and profits.

We, as well as many of our customers, depend on third party suppliers and service providers for a number of services that are important. An interruption or cessation of an important supply or service by any third party could have a material adverse effect on our business, including revenues derived from our customers’ trading activity.

We depend on a number of suppliers, such as banking, clearing and settlement organizations, telephone companies, online service providers, data processors, and software and hardware vendors for elements of our trading, clearing and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance.

Many of our customers rely on third parties to provide them with front-end systems to access our CME Globex platform, such as independent software vendors. While these third parties are committed to keeping current with our enhancements and changes to our interfaces and functionality, we cannot guarantee that these third parties will continue to make the necessary monetary and time investments to keep up with our changes. In the event that these software programs do not interact with our platform seamlessly, our customers could be impacted which could lead to a decrease in trading volume.

To the extent any of our service providers or the organizations that provide services to our customers in connection with their trading activities cease to provide these services in an efficient, cost-effective manner or fail to adequately expand their services to meet our needs, we could experience decreased trading volume, lower revenues and higher costs.

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

Our policies and procedures to identify, monitor and manage our risks may not be fully effective. Some of our risk management methods depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. Management of operational, financial, legal, regulatory and strategic risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed.

We could be harmed by misconduct or errors that are difficult to detect and deter.

There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. For example, in 2008 a mid-level trader at Societe Generale, engaged in unauthorized trading which cost Societe approximately $7 billion and a trader at MF Global, one our clearing firms, lost approximately $140 million in connection with unauthorized trades. Misconduct by our employees and agents, including employees of GFX, our wholly-owned subsidiary that engages primarily in proprietary trading in foreign exchange futures, could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information. Misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees and agents, including our GFX employees, also may commit errors that could subject us to financial claims for negligence, as well as regulatory actions.

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

We continue to focus on strategic initiatives to grow our business. For example, among our current growth initiatives is our goal to enter into the over-the-counter market. Some of our initiatives in this area are subject to additional regulatory approval, such as CFTC approval of new over-the-counter swap products and our pending exemption with the SEC relating to CMDX. There is no guarantee that our efforts will be successful. Continued growth will require additional investment in personnel, facilities, information technology infrastructure and financial and management systems and controls and may place a significant strain on our management and resources. We may not be successful in implementing all of the processes that are necessary to support our growth organically or, as described in the following risk factor, through acquisitions or other strategic alliances. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs (both hard and soft) associated with our growth, our future profitability could be adversely affected, and we may have to incur significant expenditures to address the additional operational and control requirements as a result of our growth.

Our acquisition, investment and alliance strategy involves risks. If we are unable to effectively manage these risks, our business will be materially harmed.

To achieve our strategic objectives, in the future we may seek to acquire or invest in other companies, businesses or technologies. Acquisitions entail numerous risks, including the following:

•	difficulties in the assimilation of acquired businesses or technologies;

•	diversion of management’s attention from other business concerns;

•	assumption of unknown material liabilities;

•	difficulties in implementing adequate compliance and risk management methods for new operations;

•	failure to achieve financial or operating objectives;

•	potential loss of customers or key employees of acquired companies;

•	exposure to foreign currency, which exposure may or may not be hedged or partially hedged; and

•	difficulties in receiving approval from governmental authorities.

We may not be able to integrate successfully any operations, personnel, services or products that we have acquired or may acquire in the future. See “Risks Relating to the Merger with NYMEX Holdings” for additional risks.

We also may seek to expand or enhance some of our operations by forming joint ventures or alliances with various strategic partners throughout the world. Entering into joint ventures and alliances also entails risks, including difficulties in developing and expanding the business of newly formed joint ventures, exercising influence over the activities of joint ventures in which we do not have a controlling interest, and potential conflicts with our joint venture or alliance partners. We also cannot assure you that any joint venture or alliance that we have entered into, including our agreement with Citadel as discussed in the following risk factor, or may enter into in the future, will be successful.

There is no guarantee that our credit default swap joint venture will be successful.

In December 2008, we announced that we had entered into a binding agreement with Citadel to launch a joint venture company that would offer a clearing solution and trading platform for the credit default market. The joint venture company intends to provide a compression facility linked to clearing for existing credit default swaps, known as credit default swaps contracts, a trading platform for credit default swaps contracts and various forms of access to our clearing house to clear credit default swaps. The current regulatory environment for trading and clearing credit default swaps is uncertain. Draft bills that would severely curtail the trading of credit default swaps or that might have the effect of regulating such transactions as insurance are being considered. Several state insurance commissioners have given notice that they may assert jurisdiction. While we have completed the review process with the Federal Reserve Board of New York and the CFTC and are in the process of seeking certain exemptive relief from the SEC, we cannot be certain that we will be able to obtain and retain all regulatory relief necessary to begin operations. We cannot be certain that we will be able to operate profitably under the conditions imposed to secure regulatory approval or if legislation or regulation adversely affects trading of credit default swaps contracts or reduces the demand for the joint venture’s offerings. In addition, a number of market participants and exchanges are developing competing platforms. Government backed initiatives in the European Union may favor clearing platforms in the European Union. We cannot be certain that our platform will be able to compete effectively with these or other alternative platforms.

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

It is impossible to predict the likelihood or impact of any terrorist attack on the derivatives industry generally or on our business. For example, the September 11, 2001 terrorist attack on the World Trade Center resulted in the closing of NYMEX’s trading and clearing operations for four business days and rendered its backup data and recovery center inoperable. While we have undertaken significant measures to develop business continuity plans and to establish backup sites, in the event of an attack or a threat of an attack, these security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Damage to our facilities due to terrorist attacks may be significantly in excess of any amount of insurance received, or we may not be able to insure against such damage at a reasonable price or at all. The threat of terrorist attacks may also negatively affect our ability to attract and retain employees. Any of these events could have a material adverse effect on our business, financial condition and operating results.

Risks Relating to our Merger with NYMEX Holdings

We may fail to realize all of the anticipated benefits of our acquisition of NYMEX Holdings

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

Prior to the completion of the transaction, CME Group and NYMEX Holdings historically operated as independent companies. The management of CME Group may face significant challenges in consolidating the functions of CME Group and NYMEX Holdings and their subsidiaries, integrating their technologies, organizations, procedures, policies and operations, as well as addressing differences in the business cultures of the two companies and retaining key personnel. In connection with the acquisition, CME Group expects to integrate certain operations of CME Group and NYMEX Holdings, including, among other things, back-office operations, information technology and regulatory compliance. However, the combined company will continue to operate a NYMEX trading floor at its existing location or an alternative location in New York, New York, as long as both revenue and profitability thresholds are achieved going forward. Given that historically CME Group has not operated a trading floor in a geographic location that is remote from its headquarters in Chicago, Illinois, continuing to operate a NYMEX trading floor in New York, New York may present unique challenges. The integration of the two companies will be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the transaction may disrupt ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with our members and other market participants, employees, regulators and others with whom we have business or other dealings. If we fail to manage the integration of these businesses effectively, our growth strategy and future profitability could be negatively affected, and we may fail to achieve the intended benefits of the transaction.

We have incurred costs in connection with our acquisition of NYMEX Holdings and will continue to incur costs in connection with the transaction.

CME Group and NYMEX Holdings have incurred significant costs associated with transaction fees, professional services and other costs related to the transaction and we will continue to incur additional costs, including restructuring costs, in connection with the integration of the business. Specifically, through December 31, 2008, CME Group and NYMEX Holdings have incurred approximately $104.5 million for transaction costs related to the transaction. Although CME Group expects that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, merger-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located at 20 South Wacker Drive, Chicago, Illinois 60606. Effective as of August 24, 2007, we entered into a new lease at 20 South Wacker Drive, which was subsequently amended to include an expansion, providing for approximately 463,000 square feet of office, lobby and support space which includes the space that previously housed our lower trading floor space. The initial term of the lease expires in 2022 with two consecutive options to extend the term for seven and ten years, respectively. The lease also includes various expansion and contraction options.

As a result of our merger with CBOT Holdings, we own three buildings located at 141 West Jackson Boulevard in Chicago, which consist of a total of approximately 1,500,000 square feet. We occupy approximately 441,000 square feet of office, trading floor and support space at this location. In May 2008, we completed the migration of the CME trading facilities to this location.

In connection with our acquisition of NYMEX, we own a 16-story building in downtown New York, New York. This building, which is on land leased from the Battery Park City Authority for a term expiring in June 2069, is one of five office buildings in a complex known as the World Financial Center. The construction of the 507,000 square foot building was completed in 1997 and houses open outcry trading for NYMEX and COMEX. As of December 31, 2008, approximately 152,000 square feet was leased to third parties. Our largest tenant at this location is ICE Futures U.S., Inc. (formerly known as NYBOT).

We also lease additional office space at 550 West Washington in Chicago for approximately 220,000 square feet of office space on a phased-in basis through 2011 pursuant to a lease that expires in 2023.

We maintain back up and remote data center locations as part of our disaster recovery initiative on property owned or leased in Illinois and New York. We also lease administrative office space in Washington, D.C.; Houston, Texas; Tokyo, Japan; Hong Kong, China; Mumbai, India; Shanghai, China; Singapore and Sydney, Australia and both administrative and communication equipment space in London, England.

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

NYMEX Holdings Merger Class Actions

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

On September 26, 2008, the member plaintiffs, jointly with the shareholder plaintiffs, filed a motion for declaratory judgment and requested an expedited hearing on their motion. On October 2, 2008, the Court denied the plaintiffs’ request for expedition and granted CME Group’s request to stay discovery in both actions. In March 2009, the court is expected to hear all outstanding motions (our motion for summary judgment and motion to dismiss and the plaintiffs’ motion for partial summary judgment). Based on its investigation to date and advice from counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

EUREX Action

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

CBOE Class Action

On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the Chicago Board Options Exchange (CBOE). The lawsuit seeks to enforce and protect the exercise right privileges (ERPs). The lawsuit alleges that these ERPs allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. On June 2, 2008, the parties reached a settlement in principle. Under the proposed settlement terms with CBOE, which are subject to execution of a class settlement agreement and to its approval by the Delaware Court, participating Class A members will share in an aggregate of 18 percent of the CBOE Holdings equity through the issuance of warrants that will be converted into non-voting common stock of CBOE Holdings convertible into voting common stock upon CBOE Holdings’ initial public offering. Class members will also be entitled to receive non-interest bearing notes for their pro rata share of $300.0 million. Participating Class B members will be paid $250,000 for each ERP owned. In December 2008, the judge heard objections to the proposed settlement. We are currently awaiting the court’s ruling on the approval of the settlement.

Fifth Market

On August 19, 2008, Fifth Market filed a complaint against CME Group and CME seeking a permanent injunction against CME’s Globex system and enhanced damages for what the plaintiff alleges is willful infringement, in addition to costs, expenses and attorneys’ fees. The suit alleges that CME infringes two U.S. patents. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Class A Common Stock

Our Class A common stock is currently listed on NASDAQ under the ticker symbol “CME.” In June 2008, we elected to delist from the New York Stock Exchange and become solely listed on NASDAQ. As of February 18, 2009, there were approximately 2,200 holders of record of our Class A common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on a quarterly basis, as reported on NASDAQ .

2008	High	Low	2007	High	Low
First Quarter	$686.43	$399.01	First Quarter	$596.26	$510.00
Second Quarter	526.98	375.38	Second Quarter	565.00	497.00
Third Quarter	422.24	282.00	Third Quarter	609.92	506.50
Fourth Quarter	440.00	155.49	Fourth Quarter	714.48	593.58

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

Class B shares and the associated trading rights are bought and sold through our shareholder relations and membership services department. In addition, trading rights may be leased through the department. Trading rights sales are reported on our Web site. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be determined by the value of our Class A common stock. As of February 18, 2009, there were approximately 1,800 holders of record of our Class B common stock.

Dividends

The following table sets forth the dividends we paid on our Class A and Class B common stock in the last two years:

Record Date	Dividend per Share	Record Date	Dividend per Share
March 10, 2008	$1.15	March 9, 2007	$0.86
June 10, 2008	1.15	June 8, 2007	0.86
September 10, 2008	1.15	September 10, 2007	0.86
September 25, 2008	5.00	December 10, 2007	0.86
December 10, 2008	1.15

We intend to pay regular quarterly dividends to our shareholders. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness and other considerations our board of directors deems relevant. Our existing credit facility as well as future credit facilities, other future debt obligations and statutory provisions may limit our ability to pay dividends. The September 25, 2008 dividend was a special dividend. On February 4, 2009, the board of directors declared a regular quarterly dividend of $1.15 per share to be paid on March 25, 2009, to shareholders of record on March 10, 2009.

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return provided shareholders on our Class A common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group described below as of the end of the year. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer group, and the index on December 31, 2003 and its relative performance is tracked through December 31, 2008. As a result of our acquisition of NYMEX Holdings, Inc. in August 2008, NYMEX Holdings, Inc. is no longer included in the customized peer group.

Peer Group.

•	IntercontinentalExchange, Inc.

•	The Nasdaq OMX Group Inc.

•	NYSE Euronext

The stock price performance included in this graph is not necessarily indicative of future stock price performance

	2004	2005	2006	2007	2008
CME Group Inc.	$318.54	$515.50	$719.00	$973.31	$302.37
S&P 500	110.88	116.33	134.70	142.10	89.53
Peer Group	107.94	308.83	480.48	588.42	221.66

Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	221,361	$338.79	221,361	$1,001,000,000
November 1 to November 30	253,136	296.26	253,136	926,000,000
December 1 to December 31	246,016	203.25	245,979	876,000,000
Total	720,513	277.57	720,476	876,000,000

(1)	Shares purchased consist of 37 shares surrendered on December 15, 2008 to satisfy employee tax obligations upon the vesting of restricted stock and shares purchased in the open market pursuant to the company’s share buyback program. Under the terms of the share buyback program announced on June 23, 2008, the company is authorized to purchase Class A common stock with a value of up to $1.1 billion, subject to market conditions. The buyback program will take place over a period of up to 18 months. The authorization of the board of directors permits the repurchase of shares through the open market, an accelerated program, a tender offer or privately negotiated transactions. The shares purchased under the buyback program in the fourth quarter were purchased pursuant to the terms of a pre-arranged trading plan established in accordance with Rule 10b5-1. The share buyback authorization remains in place, however, the company has stopped purchasing shares in the near-term and is focused on paying down debt.

ITEM 6.	SELECTED FINANCIAL DATA

On July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings). At the time of this merger, the combined company was renamed CME Group Inc. (CME Group). On March 23, 2008, CME Group acquired Credit Market Analysis Ltd., a private company incorporated in the United Kingdom, and its wholly-owned subsidiaries (collectively, CMA). On August 22, 2008, NYMEX Holdings, Inc. (NYMEX Holdings) merged with CME Group.

The following data includes the financial results of CBOT Holdings beginning July 13, 2007, the financial results of CMA beginning on March 24, 2008, and the financial results of NYMEX Holdings beginning August 23, 2008.

				Year Ended or At December 31
(in millions, except per share data)	2008	2007	2006	2005	2004
Income Statement Data:
Total revenues	$2,561.0	$1,756.1	$1,089.9	$889.8	$721.6
Operating income	1,582.2	1,051.9	621.5	477.5	367.4
Non-operating income (expense)	(334.2)	43.9	50.2	30.9	12.1
Income before income taxes	1,248.0	1,095.8	671.7	508.4	367.7
Net income	715.5	658.5	407.3	306.9	219.6
Earnings per common share:
Basic	$12.18	$15.05	$11.74	$8.94	$6.55
Diluted	12.13	14.93	11.60	8.81	6.38
Cash dividends per share	9.60	3.44	2.52	1.84	1.04
Balance Sheet Data:
Total assets	$48,158.7	$20,306.2	$4,306.5	$3,969.4	$2,857.5
Short-term debt	249.9	164.4	—	—	—
Long-term debt	2,966.1	—	—	—	—
Shareholders’ equity	18,688.6	12,305.6	1,519.1	1,118.7	812.6

The following table presents key statistical information on the volume of contracts traded, expressed in round turn trades, and notional value of contracts traded. The 2008 volume data includes average daily volume for NYMEX products for the period August 23 through December 31, 2008. The 2007 volume data includes average daily volume for CBOT products for the period July 13 through December 31, 2007. All amounts exclude our TRAKRS, Swapstream and auction-traded products.

				Year Ended or At December 31
(in thousands, except notional value)	2008	2007	2006	2005	2004
Average Daily Volume:
Product Lines:
Interest rates	6,085	7,093	3,078	2,380	1,705
Equities	3,663	2,744	1,734	1,389	1,161
Foreign exchange	623	569	453	334	202
Commodities and alternative investments	2,513	728	78	55	43

Total Average Daily Volume	12,884	11,134	5,343	4,158	3,111

Method of Trade:
Open outcry	1,956	2,276	1,483	1,214	1,281
Electronic	10,181	8,661	3,808	2,895	1,786
Privately negotiated	747	197	52	49	44

Total Average Daily Volume	12,884	11,134	5,343	4,158	3,111

Other Data:
Total Notional Value (in trillions)	$1,227	$1,134	$824	$638	$463
Total Trading Volume (round turn trades)	2,988,253	2,249,632	1,341,111	1,047,909	787,186
Open Interest at Year End (contracts)	63,049	53,981	35,107	30,083	22,478

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•

Overview: Includes a discussion of our business structure; current economic and industry-wide trends relevant to our business; our current business strategy; and our primary sources of operating and non-operating revenues and expenditures.

•

Critical Accounting Policies: Provides an explanation of accounting policies which may have a significant impact on our financial results and the estimates, assumptions and risks associated with those policies.

•	Recent Accounting Pronouncements: Includes an evaluation of recent accounting pronouncements and the potential impact of their future adoption on our financial results.

•	Results of Operations: Includes a discussion of our 2008, 2007 and 2006 financial results and any known events or trends which are likely to impact future results.

•	Liquidity and Capital Resources: Includes a discussion of our future cash requirements, capital resources, significant planned expenditures and financing arrangements.

On July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings). At the time of this merger, the combined company was renamed CME Group Inc. (CME Group). On March 23, 2008, CME Group acquired Credit Market Analysis Ltd., a private company incorporated in the United Kingdom, and its wholly-owned subsidiaries (collectively, CMA). On August 22, 2008, NYMEX Holdings, Inc. (NYMEX Holdings) merged with CME Group. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of CBOT Holdings beginning July 13, 2007, the financial results of CMA beginning on March 24, 2008, and the financial results of NYMEX Holdings beginning August 23, 2008.

References in this discussion and analysis to “we” and “our” are to CME Group and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT) and New York Mercantile Exchange, Inc. (NYMEX), collectively.

OVERVIEW

Business Structure

CME Group, a Delaware stock corporation, is the holding company for CME, CBOT, NYMEX and their respective subsidiaries. The holding company structure is designed to provide strategic and operational flexibility. CME Group’s Class A common stock is listed on the NASDAQ Global Select Market (NASDAQ) under the ticker symbol “CME.”

Our exchange consists of designated contract markets for the trading of futures and options on futures contracts. Futures contracts and options on futures contracts provide investors with vehicles for protecting against, and potentially profiting from, price changes in financial instruments and physical commodities.

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

Our clearing house clears, settles and guarantees every futures and options contract traded through our exchange. We also provide clearing services to the over-the-counter market through CME Clearport and have announced our intention to provide clearing services for credit default swap contracts. Our clearing house performance guarantee is an important function of our business. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing house as the counterparty to every transaction allows our customers to establish a position with one party and then to offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for performance bond efficiencies.

To ensure performance of counterparties, we establish and monitor financial requirements for our clearing firms and mark-to-market their positions at least twice a day. We also set minimum performance bond requirements for our traded products and will set requirements for credit default swaps in the future when we begin servicing that market. In the unlikely event of a payment default by a clearing firm, we would first apply assets of that clearing firm to cover its payment obligation. These assets include security deposits, performance bonds and any other available assets, such as the proceeds from the sale of pledged Class A and Class B common stock and associated trading rights of the clearing firm at our exchange that are owned by or assigned to the clearing firm. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the exchange by the parent company of a clearing firm. Thereafter, if the payment default remains unsatisfied, we would use, in order, CME’s surplus funds, security deposits of other clearing firms and funds collected through an assessment against all other solvent clearing firms to satisfy the deficit.

Industry Trends

Economic Environment. Despite the economic turbulence experienced in 2007 and 2008, our markets continue to provide an effective and transparent forum for our customers to manage risk. However, ongoing instability in the financial markets, a decline in assets under management and a decrease in the availability of credit have led to a decline in trading activity in the markets in which we participate. Our goal is to continue to maintain quality product execution and service in support of our customers while they navigate through the current economic environment.

Competitive Environment. Our industry is highly competitive and we expect competition to continue to intensify. We face competition in derivatives trading, transaction processing services and quotation data services. Our competitors include futures, securities options and securities exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large market participants; alternative trade execution facilities; technology firms, including market data distributors, and electronic trading system developers.

Regulatory Environment. Historically, our industry has been subject to extensive regulation. Due to recent financial and economic difficulties, there have been many calls to restructure the regulation of the financial markets. The change in Presidential administrations has made it difficult to predict what a restructured regulatory framework will look like or what impact it will have on our business. Certain proposals currently under consideration by Congress may restrict trading at derivatives exchanges. To the extent the regulatory environment is less beneficial for us, our business, financial condition and operating results could be negatively impacted.

Business Strategy

Our current strategy seeks to capitalize on opportunities created by the increased awareness and acceptance of derivatives, increased price volatility, technological advances and the increasing need for counterparty risk mitigation and clearing services. Our strategy focuses specifically on leveraging our benchmark products, scalable infrastructure, clearing and trading technologies as well as the benefits afforded by our integrated clearing house. This strategy will enable us to continue to evolve into a more broadly diversified financial exchange that offers trading and clearing solutions across additional products and asset classes. Our strategy includes coordinated efforts to:

•	Grow our core business through diversification of our customer base and extension of our current product lines;

•	Globalize our business by targeting international customers through strategic investments and by leveraging our diverse product offerings; and

•	Serve the over-the-counter market via the continued development of products and services and by exploring opportunities for acquisitions, alliances and commercial agreements.

Primary Sources of Operating Revenue

Clearing and transaction fees. A majority of our revenue is derived from clearing and transaction fees, which include electronic trading fees, surcharges for privately-negotiated transactions and other volume-related charges for contracts executed through our trading venues. Because clearing and transaction fees are assessed on a per-contract basis, revenues and profitability fluctuate with changes in trading volume. In addition to the industry trends noted earlier, our revenues and trading volume tend to increase during periods of economic and geopolitical uncertainty. This is because our customers seek to manage their exposure to, or speculate on, the market volatility resulting from uncertainty. However, in 2008, we believe the extreme volatility and the decoupling of related markets have reduced customers’ ability to assume and maintain positions, which has resulted in a decrease in volume. In addition, our volume can be seasonal, and historically, we have experienced higher sequential volume during the first and second quarters followed by decreases in the third and fourth quarters of the calendar year. However, these patterns may be altered by the impact of economic and political events, the launch of new products, mergers and acquisitions as well as other factors.

While volume has the most significant impact on our clearing and transaction fees revenue, there are four other factors that also influence the source of revenues:

•	rate structure;

•	product mix;

•	trading venue; and

•	the percentage of trades executed by customers who are members compared with non-member customers.

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

Quotation data fees. We receive revenue from the dissemination of our market data to subscribers. Our market data services are provided primarily through third-party distributors.

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

Pricing for our market data services is based on the value of the service provided, our cost structure for the service and the price of comparable services offered by our competitors. Increases or decreases in our quotation data fees revenue is influenced by changes in our price structure for existing market data offerings, introduction of new market data services and changes in the number of devices in use. General economic factors that affect the financial services industry, which constitutes our primary customer base, also influence revenue from our market data services.

Processing services. To further diversify the range of services we offer, we have entered into clearing and transaction processing agreements with third parties. Prior to our merger with NYMEX Holdings in August 2008, we collected fees for listing energy and metal futures products on the CME Globex platform. Prior to our merger with CBOT Holdings in July 2007, we collected fees for clearing services for CBOT products. Our processing services revenues with NYMEX and CBOT ended upon the completion of our mergers with each entity. Additionally, we provided clearing and risk management services for trades executed at FXMarketSpace Limited (FXMS), our joint venture with Reuters Group PLC (Reuters), beginning in 2007 until FXMS terminated operations in the fourth quarter of 2008. We collect fees for processing trades for certain CME clearing firms that execute trades at OneChicago, LLC (OneChicago), our joint venture in single stock futures and futures on narrow-based stock indexes.

Other sources. Other sources of revenue include access and communication fees and revenue from various services related to our operations.

•

Access and communication fees are the connectivity charges to customers of the CME Globex platform, to our market data vendors and to direct market data customers as well as charges to members and clearing firms that utilize our various telecommunications networks and communications services. Access fee revenue varies depending on the type of connection provided to customers. Revenue from communication fees is largely dependent on open outcry trading, as a significant portion relates to telecommunications on our trading floors.

•

Other revenues include rent charged to third party tenants as well as ancillary charges for utilities, parking and miscellaneous services provided to tenants. We maintain three commercial buildings in Chicago’s central business district. The retail and office space is rented primarily to third party tenants, including company shareholders and exchange customers. As part of our merger with NYMEX Holdings, we also acquired office space in New York City that is rented to third party tenants. All tenants pay market rates for rent. Revenues related to our real estate operations are generally affected by market rental rates, lease renewals and business conditions in the financial services industry in which most of our tenants operate.

Additionally, other revenues includes fees for administrating our Interest Earnings Facility (IEF) program, trade order routing, and various services to members and clearing firms. We offer clearing firms the opportunity to invest cash performance bonds in our various IEF offerings. These clearing firms receive interest income, and we receive a fee based on total funds on deposit. In addition, other revenues include trading gains and losses generated by GFX Corporation (GFX), our wholly-owned subsidiary that trades primarily in foreign exchange futures contracts to enhance liquidity in our electronic markets for these products.

Primary Operating Expenses

Most of our expenses do not vary directly with changes in our trading volume, except licensing and other fee agreements and the majority of our employee bonuses.

Compensation and benefits. Compensation and benefits expense is our most significant expense and includes employee wages, bonuses, stock-based compensation, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, increases in wages as a result of inflation or labor market conditions, rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our work force. The expense associated with our bonus and stock-based compensation plans can also have a significant impact on this expense category and may vary from year to year.

The bonus component of our compensation and benefits expense is based on our financial performance. Under the performance criteria of our annual incentive plan, the bonus funded under the plan would be the “target” level if we achieve the cash earnings target established by the compensation committee of our board of directors. Cash earnings are defined as net income less capital expenditures and excludes tax-effected amortization of purchased intangibles, depreciation and amortization expense, tax-effected stock-based compensation expense, valuation losses on investments, tax adjustments and net interest income (expense). Under the plan, if our actual cash earnings equal 80% of the established target for a given year, the bonus will be reduced by approximately 50% of the target bonus amount. There will be no bonus if our cash earnings are less than 80% of the cash earnings target, other than for non-exempt employees who may receive a bonus under our discretionary bonus program. If our actual cash earnings equal 120% of the target or higher, the bonus is increased by approximately 50% from the targeted bonus amount, which is the maximum amount established by the compensation committee. If our performance is between the threshold performance level of 80% of the cash earnings target and the maximum performance level of 120% of the cash earnings target, the bonus will be calculated based on the level of performance achieved. The compensation committee may adjust the cash earnings calculation and the target level of performance for material, unplanned revenue, expense or capital expenditures to meet intermediate to long-term growth opportunities. The cash earnings calculation for bonus purposes excludes items as approved at the discretion of the compensation committee.

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

Depreciation and amortization. Depreciation and amortization expense results from the depreciation of long-lived assets purchased, as well as the amortization of purchased and internally developed software. This expense has increased consistently from year to year due to significant investments in technological equipment and software. As a result of our merger with CBOT Holdings, we acquired three commercial buildings. We utilize space in these buildings as offices and a trading floor. Depreciation and amortization on the building and building improvements as well as other furniture, fixtures and equipment acquired in the merger has been recorded since the merger closed on July 12, 2007. We also acquired property in our recent merger with NYMEX Holdings. Depreciation and amortization on these building and building improvements, hardware and software have been recorded since the merger closed on August 22, 2008.

Amortization of purchased intangibles. This expense includes amortization of intangible assets obtained in our mergers with CBOT Holdings and NYMEX Holdings as well as other asset and business acquisitions. Intangible assets subject to amortization consist primarily of customer relationships, licensing agreements, and lease-related intangible assets.

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

•

Occupancy and building operations expense consists of costs related to leased and owned property including rent, maintenance, real estate taxes, utilities and other related costs. Our office space is located primarily in Chicago and New York City with smaller offices located in Washington, D.C., Houston, London, Hong Kong, Sydney, Singapore and Tokyo. Additionally, we have trading facilities in Chicago and New York City as well as data centers in various U.S. locations.

•

Licensing and other fee agreements expense consists primarily of license fees paid as a result of trading volume in equity index products, and royalty and broker rebates on metals and energy products, subsequent to the merger with NYMEX Holdings. This expense fluctuates with changes in equity index and ClearPort product trading volumes and fee structure changes in the agreements.

•

Restructuring expense consists primarily of transitional employees’ severance, retention bonuses and associated payroll taxes as well as outplacement costs and post-employment healthcare subsidies resulting from our mergers with CBOT Holdings in July 2007 and with NYMEX Holdings in August 2008.

•

Other expenses includes marketing-related as well as general and administrative costs. Marketing, advertising and public relations expense consists primarily of media, print and other advertising costs, as well as costs associated with our brand campaign and product promotion.

Non-Operating Income and Expense

Income and expenses incurred through activities outside of our core operations are considered non-operating. These activities include investments in debt and equity securities for both short-term and long-term strategic purposes and our securities lending program as well as financing activities.

•

Investment income represents income generated by short-term investment of excess cash, clearing firms’ cash performance bonds and security deposits; income and net realized gains and losses from our marketable securities and long-term equity method investments; gains and losses on trading securities in our non-qualified deferred compensation plans and dividend income. Investment income is influenced by the availability of funds generated by operations, market interest rates and changes in the levels of cash performance bonds deposited by clearing firms.

•

We use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. Any ineffective or excluded portion of our hedges is recognized in earnings immediately.

•

Under the securities lending program, we lend a portion of the securities that clearing firms deposit with us and we receive collateral in the form of cash in return. The cash is invested in either bank money market mutual funds, overnight repurchase agreements, corporate debt securities or other asset-back securities to generate interest income. The balance of securities on deposit fluctuates as a result of changes in the clearing firms’ open positions and how clearing firms elect to satisfy their performance bond requirements. Securities lending interest expense represents the payment to the borrower of the security for the cash retained during the duration of the lending transaction. Net interest income from securities lending is impacted by changes in short-term interest rates and the level of demand for the securities on deposit.

•

Interest and other borrowing costs are associated with various short-term and long-term funding facilities. In 2007, we initiated a commercial paper program with various financial institutions to fund a tender offer to repurchase Class A common stock. In 2008, we issued short-term and long-term debt in conjunction with our merger with NYMEX Holdings. The interest rates on our debt balances are primarily fixed, but some debt-related costs fluctuate with the funding needs of our business.

•

Income (expense) related to our guarantee of exercise right privileges (ERPs) is a result of our merger with CBOT Holdings. Under the terms of the merger agreement, eligible holders of Chicago Board Options Exchange (CBOE) ERPs could elect to sell us their ERP for $250,000 per privilege. Eligible holders that did not elect to sell their ERPs are entitled to a maximum guaranteed payment of $250,000 from us upon resolution of the lawsuit between CBOT and CBOE. The balance in this account represents the change in estimated fair value of our guarantee during the period, which is based in part on the expected outcome of the litigation.

•

Equity in losses of unconsolidated subsidiaries includes losses from our investments in Dubai Mercantile Exchange (DME), FXMS and OneChicago. Our investment in DME was acquired with the assets of NYMEX Holdings as part of our merger in August 2008.

CRITICAL ACCOUNTING POLICIES

The notes to our consolidated financial statements include disclosure of our significant accounting policies. In establishing these policies within the framework of accounting principles generally accepted in the United States, management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to valuation of financial instruments, goodwill and intangible assets, derivative investments, revenue recognition, income taxes, internal use software costs and stock-based compensation.

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

We have categorized our financial instruments measured at fair value into a three-level classification in accordance with SFAS No. 157. The hierarchy is categorized into three levels based on the reliability of inputs as follows:

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

To corroborate the reasonableness of our Level 3 fair value models, we have obtained valuations for Level 3 assets and liabilities from independent third parties where available. For further discussion regarding the fair value of financial assets and liabilities, see note 24 in the notes to the audited consolidated financial statements.

Goodwill and Intangible Assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review goodwill and intangible assets with indefinite lives for impairment on an annual basis and whenever events or circumstances indicate the carrying value may not be recoverable. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the fair value of each reporting unit is compared to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount, no impairment exists and we are not required to perform further testing. If the carrying amount exceeds its fair value, the second step must be performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded in an amount equal to that excess. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. Valuation techniques we use to measure fair value include the market approach and the income approach. The market approach encompasses comparable data sets within our peer group, and the income approach includes discounted cash flow measurements using a discount rate based on our market capitalization. Additionally we have used a discounted cash flow to convert future amounts to present value. Our valuation techniques could yield variable results based on changes in assumptions such as the discount rate and long-term growth rate and forecasted revenue and expense.

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

Derivative Investments. We use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value in the consolidated balance sheets in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 also requires that changes in our derivatives’ fair values be recognized in earnings, unless the instruments are accounted for as hedges. For a derivative designated as a fair value hedge, any gain or loss on the derivative is recognized in earnings in the period of change, to the extent the hedge is effective, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. We record the effective portions of our derivative financial instruments that are designated as cash flow hedges in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. When the hedged item affects earnings, the gain or loss included in accumulated other comprehensive income (loss) is transferred to the same line in the consolidated statements of income as the hedged item. Any ineffective or excluded portion of a hedge is recognized in earnings immediately. Any realized gains and losses from hedges are classified in the consolidated statements of income consistent with the accounting treatment of the items being hedged.

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

Income Taxes. Calculation of the income tax provision includes an estimate of the income taxes that will be paid for the current year as well as an estimate of income tax liabilities or benefits deferred into future years, as determined in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Interpretation (FIN) No. 48, “Accounting for

Uncertain Tax Positions.” As required, our deferred tax assets are reviewed to determine if all assets will be realized in future periods. To the extent it is determined that some deferred tax assets may not be fully realized, the assets must be reduced by a valuation allowance. The calculation of our tax provision involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other applicable tax jurisdictions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. If payment of these amounts varies from our estimate, our income tax provision would be reduced or increased at the time that determination is made. This determination may not be known for several years. Past tax audits have not resulted in tax adjustments that would result in a material change to the income tax provision in the year the audit was completed. The effective tax rate, defined as the income tax provision as a percentage of income before income taxes, will vary from year to year based on changes to tax rates and regulations. In addition, the effective tax rate will vary with changes to income that are not subject to income tax, such as municipal interest income, and changes in expenses or losses that are not deductible, such as certain foreign net operating losses.

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

Stock-Based Compensation. We expense stock options using the fair value method under the provisions of SFAS No. 123(R), “Share-Based Payment.” We have elected the accelerated method for recognizing the expense related to stock grants. Due to this election and the vesting provisions of our stock grants, a greater percentage of the total expense is recognized in the first and second years of the vesting period than would be recorded if we used the straight-line method. We include an estimate of expected forfeitures of stock grants in our expense recognition calculations.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 141(R), “Business Combinations,” was issued in December 2007 to replace SFAS No. 141, “Business Combinations.” SFAS No. 141(R) requires that an acquirer recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This new statement also changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies, restructuring liabilities and acquisition costs. Under the new requirements, acquisition-related costs will be expensed in the periods in which the costs are incurred instead of being capitalized as part of the purchase price. The provisions of this statement are applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact of this standard’s adoption on our financial statements.

In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” was issued by the Financial Accounting Standards Board (FASB). The statement requires entities to enhance disclosures about its derivative and hedging activities in order to improve the transparency of financial reporting. Entities will be required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect their financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will make the required disclosures upon adoption.

In June 2008, FASB issued FASB Staff Position (FSP) Emerging Issue Task Force No. 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP No. 03-6 clarifies the treatment of unvested equity awards that contain non-forfeitable rights to dividends or dividend equivalents in calculating earnings per share under SFAS No. 128, “Earnings Per Share.” This position is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. We are currently assessing the impact of this standard’s future adoption on our consolidated financial reporting.

RESULTS OF OPERATIONS

Financial Highlights

The comparability of our operating results for 2006, 2007 and 2008 is significantly impacted by our mergers with CBOT Holdings and NYMEX Holdings in July 2007 and August 2008, respectively. In the discussion and analysis that follows, we have quantified the incremental revenue or expense resulting from these transactions wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

The following summarizes significant changes in our financial performance for the periods presented.

				Year-over-Year Change
(dollars in millions)	2008	2007	2006	2008-2007	2007-2006
Total operating revenues	$2,561.0	$1,756.1	$1,089.9	46%	61%
Total operating expenses	978.8	704.2	468.5	39	50
Operating margin	62%	60%	57%

Non-operating income (expense)	$(334.2)	$43.9	$50.2	n.m.	(13)
Effective tax rate	43%	40%	39%

Net income	$715.5	$658.5	$407.3	9	62
Diluted earnings per share	12.13	14.93	11.60	(19)	29

Cash flows from operations	1,197.2	814.4	471.7	47	73

n.m. not meaningful

•

The most significant increases in revenue from 2006 to 2008 occurred in clearing and transactions fees and quotation data fees. These increases were partially offset by a decline in processing services revenues.

•	Total expenses increased driven mostly by a rise in compensation and benefits costs, incremental amortization of purchased intangibles as well as depreciation and amortization.

•

In 2008, we recorded a $274.5 million non-cash impairment charge on our investment in BM&F Bovespa S.A. (BM&F) along with smaller impairments of our equity method investment in FXMS and certain securities lending assets which led to a decline in net non-operating income from prior years. A decline in market interest rates which reduced investment income contributed to the decrease in 2007.

•

Our effective tax rate increased in 2008 due primarily to an increase in our state and local tax rates as a result of our merger with NYMEX Holdings. This increase was partially offset by the impact of an Illinois tax law change in the first quarter of 2008.

•	The trend in diluted earnings per share reflects the impact of common stock issuances made in conjunction with the CBOT Holdings and NYMEX Holdings mergers.

•	The positive trend in operating cash flows from 2006 through 2008 is primarily the result of year-over-year increases in trading volumes combined with the scalable nature of our cost structure.

Operating Revenues

				Year-over-Year Change
(dollars in millions)	2008	2007	2006	2008 - 2007	2007 - 2006
Clearing and transactions fees	$2,115.4	$1,427.3	$866.1	48%	65%
Quotation data fees	279.5	145.1	80.8	93	79
Processing services	54.1	106.4	90.2	(49)	18
Access and communication fees	43.6	36.5	29.0	19	26
Other	68.4	40.8	23.8	68	71

Total Revenues	$2,561.0	$1,756.1	$1,089.9	46%	61%

Clearing and Transaction Fees. From 2006 through 2008, revenues have increased primarily as a result of incremental trading volume generated from our mergers with CBOT and NYMEX. Organic volume growth also contributed to an increase in revenue from 2006 to 2007. The average rate per contract increased from 2007 to 2008 while declining from 2006 to 2007.

Trading Volume

The following table summarizes average daily trading volume. For comparative purposes, CME, CBOT and NYMEX products have been presented separately. For 2007 CBOT volume information, average daily volumes have been calculated for the period from July 13 through December 31, 2007. The NYMEX trading volume has been calculated for the period August 23 through December 31, 2008. All amounts exclude TRAKRS, Swapstream and auction-traded products.

				Year over Year Change
(amounts in thousands)	2008	2007	2006	2008 - 2007	2007 - 2006
Product Line Average Daily Volume:
Interest rate:
CME	3,266	3,701	3,078	(12)%	20%
CBOT	2,819	3,392	—	(17)	n.m.

Equity:
CME	3,438	2,549	1,734	35	47
CBOT	225	195	—	15	n.m.

Foreign exchange:
CME	623	569	453	10	26

Commodity and alternative investment:
CME	94	81	78	16	5
CBOT	754	647	—	17	n.m.
NYMEX	1,665	—	—	n.m.	—

Aggregate Average Daily Volume:
CME	7,421	6,900	5,343	8	29
CBOT	3,798	4,234	—	(10)	n.m.
NYMEX	1,665	—	—	n.m.	—

Electronic Volume:
CME	6,240	5,288	3,808	18	39
CBOT	3,049	3,373	—	(10)	n.m.
NYMEX	892	—	—	n.m.	—

Electronic Volume as a Percentage of Total Volume	79%	78%	71%

n.m. not meaningful

The addition of the CBOT and NYMEX product lines in 2007 and 2008, respectively, contributed to the overall trading volume increase in 2007 and 2008. In addition, there was also a significant surge in overall market volatility in the second half of 2007 through 2008, which contributed to the overall increase in volume, specifically within equity products. We believe the increase in market volatility is largely due to concerns surrounding the subprime debt market which evolved into a credit crisis in 2008. In the discussion of volume that follows, NYMEX volume information for the periods prior to August 23, 2008 is provided for comparative purposes only and does not correspond to revenue recognized by CME Group prior to that date. CBOT volume information for periods prior to July 13, 2007 is also provided for comparative purposes only.

Interest Rate Products

In 2008, the overall decline in interest rate volume was due largely to the global credit crisis. We believe the credit crisis has led to firm deleveraging, industry consolidation, increased risk aversion, reduced debt issuance and has distorted historical relationships between fixed income and interest rate derivative securities.

The decrease in Eurodollar options is the primary driver for the overall decrease in CME interest rate volume. Eurodollar options, which are primarily traded through open outcry, decreased by 27% to an average of 0.9 million contracts per day in 2008 when compared with 2007. Average daily volume for Eurodollar futures contracts decreased by 4% to 2.4 million contracts in 2008 when compared with 2007. We believe extreme volatility and the decoupling of related markets have reduced certain customers’ ability to assume and maintain positions, which has resulted in a decrease in volume. The increase in market volatility is believed to have been generated from uncertainty regarding interest rate expectations as a result of the credit crisis. Eurodollar option volume levels are more sensitive to volatility compared with Eurodollar futures contracts.

Average daily volume for the 10-Year U.S. Treasury note futures and options was 1.2 million during 2008 and 1.7 million during the period July 13 through December 31, 2007. Volume for the 5-Year U.S. Treasury note futures and options averaged 0.7 million contracts per day during 2008 and 0.8 million contracts per day for the period July 13 through December 31, 2007. We believe the credit crisis contributed to some fixed income market participants shifting from long-term debt to short-term debt, which led to a decrease in volume for products on the long end of the yield curve relative to products on the short end of the yield curve.

The increase in interest rate trading volume in 2007 when compared with 2006 is due primarily to the addition of the CBOT interest rate products subsequent to the merger. Overall trading volume growth for interest rate products also resulted from uncertainty regarding inflation and market interest rates as well as concerns about the sub-prime debt market. Eurodollar futures traded electronically increased to an average of 2.2 million contracts per day in 2007, an increase of 30% when compared with 2006. Additionally, volume for Eurodollar options traded via open outcry increased 14% to an average of 1.1 million contracts per day in 2007.

Equity Products

There has been significant volatility in the equity markets in the second half of 2007 through 2008, which we believe is attributable to concerns regarding the subprime debt market and inflation in late 2007 that evolved into a recession, which resulted in escalating volatility throughout the period. Average volatility, as measured by the CBOE Volatility Index, increased by 86% in 2008 when compared with 2007. Average volatility increased by 77% in the last six months of 2007 when compared with the same period in 2006. We believe this increase in volatility is the primary reason for the growth in our equity trading volume during 2008 and 2007.

Average daily volume for our E-mini equity products increased by 37% to 3.3 million contracts in 2008 when compared with 2007. This increase includes growth in E-mini S&P 500 futures and options contracts, which grew by 52% to an average of 2.6 million contracts per day when compared with 2007. Trading volume for E-mini equity products increased by 50% to 2.4 million contracts per day in 2007 compared with 2006 with E-mini S&P 500 futures and options contracts increasing 60% to 1.7 million contracts.

Our license to list Russell-based contracts terminated in September 2008 when the last contract expired. Average daily volume for the Russell-based contracts was 261,000, 252,000 and 173,000 contracts per day for January 1 through September 22, 2008 and for the years 2007 and 2006, respectively.

Foreign Exchange

Trading volume for foreign exchange products increased in 2008 when compared with 2007 due largely to increased volatility of the U.S. dollar relative to other major currencies, particularly the euro and Japanese yen. The average daily volume for euro products increased by 26% to 223,000 contracts. The Japanese yen products increased 6% to an average of 133,000 contracts per day during 2008. In 2008, electronically-traded foreign exchange volume was 95% of total foreign exchange volume compared with 92% in 2007 and 88% in 2006.

The increase in trading of foreign exchange products in 2007 when compared with 2006 was fueled in part by the decline of the U.S. dollar relative to the Japanese yen, the euro and the British pound. We believe that market reaction to events in the fixed income market also contributed to volume growth during 2007.

Commodity and Alternative Investment Products

The increase in overall commodities trading volume in 2008 when compared with 2007 is primarily attributable to the addition of the NYMEX products to our existing product lines. NYMEX products consist mainly of energy futures and options as well as futures and options on precious and base metals. Average daily trading volume for NYMEX products increased 19% to 1.7 million contracts per day during 2008 when compared with 2007. NYMEX contracts traded electronically increased 37% to an average of 1.0 million contracts per day during 2008 when compared with 2007. Trading volume for over-the-counter products increased by 39% to an average of 468,000 contracts per day in 2008.

In addition, the increase in CBOT corn and soybean products also contributed to an increase in overall commodities trading volume in 2008. During 2008, volume for basic corn products increased by 17% to an average of 320,000 contracts per day. Average daily volume for basic soybean products grew by 16% to 183,000 contracts per day during 2008. We believe that the increases in volume are due primarily to changes in global supply and demand resulting in increased volatility as well as increased use of commodities as an asset class.

On September 5, 2008, CME Group completed the sale of CBOT metals trading products, including open interest. Average volume for these metals products was 23,000 contracts per day in 2008 through the date of the sale.

From 2006 to 2007, trading volume grew primarily due to the volume generated, subsequent to the merger, by the addition of CBOT commodities products.

Average Rate per Contract

In 2008, the increase in the average rate per contract also contributed to an increase in overall revenue when compared with 2007. In 2007, the average rate per contract decreased when compared with 2006, which offset the overall increase in volume. For 2007, CBOT total volume and fees have been included for the period from July 13 through December 31, 2007. The NYMEX total volume and fees have been included for the period August 23 through December 31, 2008. All amounts in the following table exclude TRAKRS, Swapstream and auction-traded products.

			Year over Year Change
	2008	2007	2006	2008 - 2007	2007 - 2006
Total Volume (in millions)	2,988.3	2,249.6	1,341.1	33%	68%
Clearing and Transaction Fees (in millions)	$2,114.7	$1,426.2	$864.4	48	65
Average Rate per Contract	$0.708	$0.634	$0.645	12	(2)

During 2008, the addition of the NYMEX products to our existing product lines was the primary contributor to an increase in the overall rate per contract as the NYMEX average rate per contract was $1.641 for the period August 23 through December 31, 2008. The increase in average rate per contract when compared with 2007 was also attributable to a lower portion of CME interest rate products as a percentage of total volume compared with CME equity products, which have a higher rate per contract. As a percentage of total volume, CME equity products trading volume increased by 9% in 2008, while CME interest rate products trading volume decreased by 10% when compared with 2007. In addition, the overall increase in the average rate per contract was partially attributable the full year impact in 2008 of the average rate per contract for the CBOT products. The average rate per contract for the CBOT products in 2008 was $0.712.

The increase in average rate per contract during 2008 was partially offset by a decrease in the average rate per contract for the E-mini S&P futures and options because incremental volume exceeded the CME Globex fee cap.

The average rate per contract decreased in 2007 when compared with 2006 due primarily to growth in member trading. Member trading volume increased faster than non-member trading in 2007. We believe that higher volumes by automated trading systems, which typically receive member rates, contributed to this increase in member trading. In addition, the average rate per contract of the E-mini S&P futures and options contracts decreased due to incremental volume exceeding the CME Globex surcharge cap, resulting in a decrease in the overall average rate per contract.

The decrease in average rate per contract in 2007 was partially offset by the addition of CBOT products to our existing product lines. The average rate per contract for CBOT products was $0.657 for the period July 13 through December 31, 2007. The increase in average rate per contract is attributable primarily to an increase in commodities volume, which has a higher average rate per contract, during the fourth quarter of 2007. Additionally, CME interest rate product volume decreased as a percentage of total volume compared with an increase in E-mini equity products, which have a higher rate per contract. As a percentage of total volume, E-mini equity volume increased by 5% in 2007 when compared with 2006 while interest rate product volume decreased by 4%.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed on behalf of their customers. As of December 31, 2008, we have approximately 130 clearing firms. Two firms represented 12% and 10% of our clearing and transaction fees revenue for 2008. Should a clearing firm discontinue operations, we believe the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe a concentration would expose us to significant risk from the loss of revenue earned from a particular firm.

Quotation Data Fees. The growth in revenue from 2006 through 2008 is attributable primarily to increasing device screen counts as well as annual increases in the monthly fee for basic services. The increase in basic device counts is largely due to the addition of CBOT’s existing customers to CME’s customer base subsequent to the merger in July 2007. In addition, the revenue generated from the NYMEX services subsequent to the merger also contributed to an increase in revenues in 2008.

Revenue from CMA services includes fees for data services provided to CMA customers from March 24 through December 31, 2008. NYMEX services includes revenue generated from basic and other services provided to NYMEX’s existing customers from August 23 through December 31, 2008.

We currently have no plans to increase the monthly fee for any of our basic services in 2009.

	2008	2007	2006	Year-over-Year Change
				2008-2007	2007-2006
Average estimated monthly basic device screen count	296,000	219,000	145,000	77,000	74,000
Basic device monthly fee per device	$55.00	$50.00	$40.00	$5.00	$10.00
Estimated increase in revenue (in millions):
Due to an increase in screen counts				$46.1	$35.3
Due to an increase in the monthly fee per device				17.7	26.3
Data feed surcharges				10.1	1.0

CME and CBOT services				73.9	62.6
NYMEX services				40.1	—
CMA services				10.3	—

Data feed surcharges are charges billed primarily to quote vendors for access to various data feeds. In 2008, we also recognized additional revenue of $4.4 million related to audits of customer-reported device counts, which represents revenue that would have otherwise been recognized in prior periods.

The two largest resellers of our market data generated approximately 56%, 67% and 55% of our quotation data fees in 2008, 2007 and 2006, respectively. However, we consider exposure to significant risk of revenue loss to be minimal despite this concentration. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from the two largest quote vendors report usage and remit payment for exchange market data fees directly to us.

Processing Services. The decrease in revenues in 2008 when compared with 2007 is largely attributable to the termination of our prior service agreements with CBOT Holdings and NYMEX Holdings as a result of the mergers. Our clearing agreement with CBOT Holdings, which was terminated on July 12, 2007, resulted in a decrease of $48.2 million in 2008. Fees generated from our trade matching agreement with NYMEX Holdings, which was terminated on August 22, 2008, decreased by $10.7 million when compared with 2007. Additionally, the operations of FXMS terminated in the fourth quarter of 2008. Consequently, we recognized incremental revenues of $6.4 million for upfront fees paid by FXMS for clearing and trade matching services which would have been provided by CME through January 2012.

Revenues grew in 2007 when compared with 2006 due primarily to an increase in NYMEX volume. Revenues generated from trade matching services provided to NYMEX, which began at the end of the second quarter of 2006, increased by $42.1 million in 2007 when compared with 2006. The total volume of NYMEX products available on the CME Globex platform increased to 191.5 million in 2007 from 35.6 million contracts in 2006. The increase in 2007 was partially offset by a decrease in revenue resulting from the elimination of fees generated by the clearing agreement with CBOT. The decrease in processing services revenue resulting from this termination was $27.6 million in 2007 when compared with 2006.

Access and Communication Fees. The revenue growth from 2006 through 2008 is primarily attributable to the telecommunication services provided to CBOT customers subsequent to the merger with CBOT Holdings in July 2007. In addition, the ongoing upgrade of customer bandwidth connections and expansion of our co-location program also contributed to growth in revenue year-over-year throughout the period. Incremental revenue resulting from our merger with NYMEX Holdings was not material in 2008.

Other Revenues. The increase in revenues over the periods presented is due largely to the rental income and related revenues generated from the building operations acquired as a result our mergers with CBOT Holdings and NYMEX Holdings. Rental income and associated revenues from CBOT Holdings’ building operations totaled $25.2 million in 2008 and $11.2 million in 2007. NYMEX Holdings’ operations contributed incremental revenues of $4.4 million for the period August 23 through December 31, 2008. The other revenues for the NYMEX Holdings’ building operations primarily include rental income.

The Interest Earning Facility programs generated incremental revenues of $3.4 million in 2008 when compared with 2007 due to an increase in the average funds invested by our clearing firm members in these programs. Additionally, GFX trading gains increased by $1.5 million and $2.6 million in 2008 and 2007, respectively, when compared with the prior years.

Operating Expenses

	2008	2007	2006	Year-over-Year Change
(dollars in millions)				2008-2007	2007-2006
Compensation and benefits	$317.6	$263.3	$203.0	21%	30%
Communications	52.3	43.5	31.6	20	38
Technology support services	59.6	50.5	31.2	18	62
Professional fees and outside services	71.9	53.1	33.2	35	60
Amortization of purchased intangibles	98.7	33.9	1.3	n.m.	n.m.
Depreciation and amortization	137.3	105.7	72.8	30	45
Occupancy and building operations	71.4	48.2	29.6	48	63
Licensing and other fee agreements	70.3	35.6	25.7	97	39
Restructuring	4.8	8.9	—	(46)	n.m.
Other	94.9	61.5	40.1	54	53

Total Expenses	$978.8	$704.2	$468.5	39%	50%

n.m. not meaningful

Compensation and Benefits. Annual increases in compensation and benefits expense consisted primarily of the following:

	Year-over-Year Change
(in millions)	2008-2007	2007-2006
Average headcount	$45.5	$37.2
Stock-based compensation	14.7	6.5
Change in average salaries, benefits and employer taxes	7.3	3.8
Bonus	(6.9)	11.9
Non-qualified deferred compensation plan	(10.4)	0.3

•

Average headcount increased by 22% or about 380 employees in 2008 and 23% or about 320 employees in 2007. The increases resulted from the addition of approximately 400 employees in our merger with NYMEX Holdings and approximately 690 employees in our merger with CBOT Holdings, the impacts of which were partially offset by a restructuring program initiated in July 2007. Additionally, headcount increased by 50 employees as a result of the CMA acquisition in March 2008. As of December 31, 2008, 2007 and 2006, we had approximately 2,300, 1,970 and 1,430 employees, respectively.

•

Stock-based compensation increased in 2008 due primarily to the accelerated vesting of stock options previously granted to NYMEX Holdings’ employees and the full impact of the expense related to the June 2007 grant. In 2007, stock-based compensation increased due to the full impact of the expense related to the options granted in June 2006 and additional expense related to the June 2007 grant. In addition, we recognized additional expense for the unvested stock options previously granted to CBOT Holdings’ employees.

•	The increase in average salaries, benefits and employer taxes in 2008 and 2007 is attributable primarily to salary increases and rising healthcare costs.

•

Bonus expense accrued under the provisions of our annual incentive plan decreased in 2008 due primarily to a decline in performance relative to our cash earnings target for the same period in 2007. Bonus expense increased in 2007 mostly as a result of a larger target pool due to growth in headcount when compared to 2006, improved performance of our company when compared with the cash earnings target and increased salary levels.

•

In 2008, increases were also partially offset by a reduction in our non-qualified deferred compensation plan liability, the impact of which does not affect net income because of an equal and offsetting change in investment income.

Communications. Expense increased from 2006 through 2008 due primarily to the costs incurred to support metals products on e-CBOT and to provide ongoing customer connectivity. Continued growth in existing customer and data center connections and bandwidth upgrades also contributed to an increase in expense in 2007 when compared with 2006. The addition of the NYMEX trading operations in August 2008 did not have a material impact on expense in 2008. We expect a reduction in communication expense relative to current levels due to improved wide area network efficiencies and the sale of the CBOT metals trading products.

Technology Support Services. The increase in expense in 2008 is due to increases in software and hardware maintenance contracts, including the maintenance and support of the e-CBOT electronic trading platform, and increases in software. In 2007, there was an increase of approximately $15.1 million due primarily to the integration and support of the e-CBOT electronic trading platform. Additional investments in technology, including an upgrade to our network and mainframe system in 2006, led to increased maintenance costs as part of a planned system expansion to increase capacity for peak volumes of transactions processed electronically.

Professional Fees and Outside Services. The increases in technology-related and other professional fees, net of amounts capitalized for internally developed software from 2006 through 2008 were due primarily to consulting services used to supplement our merger integration efforts as well as non-capitalizable software development costs and expenses incurred to support our strategic initiatives. Temporary staffing and consulting services also contributed to the increase in 2008 due to infrastructure development, production support and various strategic initiatives.

Legal fees increased in 2008 due to class action lawsuits filed as a result of the NYMEX Holdings merger. The increase in legal fees in 2007 was due to litigation costs related to the LAMPERS and CBOE proceedings resulting from our merger with CBOT Holdings, as well as the ongoing antitrust suit filed by Eurex U.S.

Amortization of Purchased Intangibles. Intangible assets subject to amortization consist primarily of clearing firm relationships, market data customer relationships, the Dow Jones licensing agreement and lease-related intangibles. Amortization of purchased intangibles in 2006 relates to intangible assets obtained as a result of our business acquisition of Swapstream and our acquisition of assets from Liquidity Direct Technology, LLC.

The increase in expense from 2006 through 2008 is due primarily to intangible assets obtained in our mergers with CBOT Holdings and NYMEX Holdings, completed in July 2007 and August 2008, respectively.

Depreciation and Amortization. The increase is due primarily to additional assets obtained in our mergers with CBOT Holdings and NYMEX Holdings. We have shortened the useful lives of various technology-related and trading floor assets due to consolidation of electronic trading systems and trading floor operations of CBOT. In addition, we accelerated depreciation on certain NYMEX technology-related assets through December 2009.

Property additions are summarized below. Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and the build-out of our data centers. Total property additions increased in 2008 due to spending for the development of our new data center and the development of our Chicago office space. The decrease in technology-related assets as a percentage of total property additions is attributable to landlord tenant improvement allowances at buildings acquired in our CBOT Holdings and NYMEX Holdings mergers.

	2008	2007	2006	Year-over-Year Change
(dollars in millions)				2008-2007	2007-2006
Total property additions, including landlord-funded leasehold improvements	$200.2	$163.7	$88.2	22%	86%
Technology-related assets as a percentage of total property additions	72%	77%	90%

Occupancy and Building Operations. In 2008, we acquired additional commercial real estate as part of our merger with NYMEX Holdings. Utilities, maintenance and real estate tax expense for these properties contributed to the increased expense in 2007. Rent expense also increased in 2008 due to additional office space in London, Hong Kong, India, Japan and Singapore. We also purchased a remote data center facility that resulted in an increased occupancy expense in 2008.

In August 2007, we renegotiated the leases for office space and former trading floor facilities at our headquarters. Under the terms of our new lease, which extends our occupancy through 2022, we will be reducing our rented space in 2009.

Licensing and Other Fee Agreements. In 2008, higher average daily trading volume for certain licensed products and additional royalty fees and broker rebates on NYMEX products contributed to additional expense when compared with 2007. In addition, licensing fees on E-mini S&P and on E-mini NASDAQ-100 products contributed to the increase in 2008. We renewed our exclusive product licensing agreement with Dow Jones in September 2007. The new agreement is effective from January 2008 through December 2014 and included an upfront payment as well as minimum annual payments. The upfront payment, which was negotiated in exchange for a reduced rate per contract, is being recognized in equal amounts each month over the term of the agreement.

Higher trading volume for licensed products, particularly E-mini S&P products, resulted in an increase in expense in 2007. Also contributing to the increase were licensing and market maker fees related to CBOT products. These increases were partially offset by a reduction in costs incurred under a fee sharing agreement with Singapore Exchange Limited (SGX).

Restructuring. This expense consists primarily of severance to transitional CBOT and NYMEX employees, severance to CME employees, retention bonuses and associated payroll taxes as well as outplacement costs and post-employment healthcare subsidies. The restructuring plan related to the CBOT Holdings merger, which was initiated in August 2007, was substantially complete by July 2008.

Other Expenses. Other expenses increased in 2008 when compared with 2007 due primarily to an $11.9 million goodwill impairment charge related to our Swapstream operations, $6.3 million of incremental marketing and advertising activities due to the CBOT Holdings and NYMEX Holdings mergers, $3.7 million of in-process research and development costs related to our purchase of CMA, and $3.5 million in travel costs related to ongoing strategic initiatives. The increase in 2008 also reflects $3.8 million of unfavorable Brazilian currency fluctuations and a $2.3 million loss on the sale of CBOT metals trading products.

The increase in 2007 is attributable primarily to $8.0 million of marketing, advertising and public relations costs incurred as part of our global band campaign and efforts to redesign and expand our customer education programs. Also contributing to the increase was $6.3 million of settlement costs related to the LAMPERS class action lawsuit.

A higher level of general and administrative expenses resulting from our mergers also contributed to the increases in 2008 and 2007 expense.

Non-Operating Income (Expense)

	2008	2007	2006	Year-over-Year Change
(dollars in millions)				2008-2007	2007-2006
Investment income	$45.5	$73.2	$55.8	(38)%	31%
Impairment of long-term investment	(274.5)	—	—	n.m.	—
Gains (losses) on derivative investments	(8.1)	(0.1)	—	n.m.	n.m.
Securities lending interest income	38.3	121.5	94.0	(68)	29
Securities lending interest and other costs	(51.7)	(115.9)	(92.5)	55	(25)
Interest and other borrowing costs	(56.5)	(3.6)	(0.2)	n.m.	n.m.
Guarantee of exercise rights privileges	12.8	(17.2)	—	175	n.m.
Equity in losses of unconsolidated subsidiaries	(31.5)	(14.0)	(6.9)	(125)	n.m.
Other income (expense)	(8.5)	—	—	n.m.	—

Total Non-Operating Income (Expenses)	$(334.2)	$43.9	$50.2	n.m.	(13)%

n.m. not meaningful

Investment Income. During 2008, investment income decreased due largely to the decline in market interest rates resulting from rate reductions by the Federal Open Market Committee during the year. The increase in investment income in 2007 when compared with 2006 was attributable primarily to the investment of additional cash generated from operations during the year as well as rising short-term interest rates. In late 2007, interest rates began to decline resulting in a decline in the investment income growth rate we had experienced earlier in the year.

Annualized average rates of return and average investment balances indicated in the table below include short-term investments classified as cash and cash equivalents, marketable securities and the portion of the clearing firms’ cash performance bonds and security deposits that we chose to invest.

	2008	2007	2006	Year-over-Year Change
(dollars in millions)				2008-2007	2007-2006
Annualized average rate of return	2.51%	4.46%	4.16%	(1.95)%	0.30%
Average investment balance	$1,498.0	$1,563.9	$1,294.1	$(65.9)	$269.8
Change in income due to balance				$(3.0)	$11.3
Change in income due to rate				(29.2)	4.7

The analysis presented in the table above does not include the income (loss) on insurance contracts and marketable securities that are related to our non-qualified deferred compensation plans of $(8.2) million, $2.2 million and $1.9 million for 2008, 2007 and 2006, respectively, and $13.3 million of dividend income on our investment in BM&F stock for 2008.

Impairment of Long-Term Investment. All equity securities are assessed for other-than-temporary impairment on a quarterly basis, taking into consideration the magnitude and duration of the unrealized loss. As of December 31, 2008, we determined that our investment in BM&F was impaired due to an extended decline in the market price of BM&F stock. As a result, we recognized an impairment loss of $274.5 million. In February 2008, we exchanged 1.2 million shares of our Class A common stock to obtain our 101.1 million shares investment in BM&F. We are restricted from selling our BM&F shares until February 2012.

Gains (Losses) on Derivative Investments. The net loss on derivative contracts is due primarily to the change in fair value of the put option contract purchased to hedge our risk of changes in the fair value of BM&F stock resulting from foreign currency exchange rate fluctuations between the U.S. dollar and the Brazilian real. The change in fair value resulted in a loss of $5.9 million in 2008. Lehman Brothers Special Financing Inc. (LBSF) was the sole counterparty to this option contract. On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman was an event of default that gave us the right to immediately terminate the put option agreement with LBSF. Under the terms of our agreement, the fair value of the put option was not required to be fully collateralized. Upon termination, we recognized a loss of $2.0 million due to the shortfall in collateralization.

In addition, during 2008, we entered into three interest rate swaps to hedge our risk of changes in interest payments on floating rate debt due to changes in the underlying benchmark rate. These hedges are expected to be highly effective. To the extent that there is ineffectiveness, we record a gain or loss on derivative investments during the period incurred. The impact of recognizing ineffectiveness was not material in 2008.

The financial statement impact of derivative financial instrument arrangements in effect during 2006 and 2007 was immaterial.

Securities Lending Income and Expense. Our securities lending program was curtailed, and at times suspended during 2008 due to high volatility in the credit markets and extreme demand for U.S. Treasury securities. This resulted in a decline in the average daily balance of funds invested in 2008 when compared with 2007. The increase in spread between the average rate earned and the average rate paid during 2008 was due to the combination of an increase in demand for U.S. Treasury securities, which affects the rate paid, and a lag effect from changing interest rates on the reinvested cash in money market funds, which affects the rate earned. The decrease in 2008 overall revenue and expense is attributable to the decline in average funds invested as well as the Federal Open Market Committee’s interest rate reductions.

Despite a temporary suspension of the securities lending program in 2007, we were able to expand lending relationships to include additional banks resulting in an increase in the average daily balance of funds invested when compared with 2006. The spread between the average rate earned and the average rate paid increased during 2007 due to the combined effect of changes in the federal discount rate, which correlates closely with the interest expense, and an increase in market demand for the securities we had available to lend through this program

	2008	2007	2006	Year-over-Year Change
(dollars in billions)				2008-2007	2007-2006
Average daily balance of funds invested	$0.9	$2.3	$1.9	$(1.4)	$0.4

Annualized average rate earned	3.40%	5.27%	5.01%	(1.87)%	0.26%
Annualized average rate paid	2.77	5.03	4.91	(2.26)	0.12
Net earned from securities lending	0.63%	0.24%	0.10%	0.39%	0.14%

The analysis presented in the table above does not reflect:

•	An impairment loss of $6.0 million recognized in 2008. The loss was related to a money market mutual fund with investments in short-term corporate debt securities which are currently in default.

•

Securities lending activity attributable to NYMEX. Securities lending interest income, net of interest expense and bank fees, from NYMEX ongoing securities lending activities was $5.1 million for the period subsequent to the merger. We also recognized an impairment loss of $18.3 million on a corporate debt security held in the NYMEX securities lending portfolio.

Interest and Other Borrowing Costs. In 2008, interest and other borrowing costs increased due largely to higher average debt levels outstanding as a result of debt issued in August 2008 in conjunction with the NYMEX Holdings merger. These borrowings consisted of commercial paper and longer-termed fixed and floating rate notes. Weighted average borrowings outstanding during 2008 were $1.3 billion. The weighted average rate and weighted average effective yield, including debt issuance costs and accretion of debt discount, was 3.66% and 4.28%, respectively, in 2008. The weighted average balance of commercial paper outstanding in 2007 was $64.2 million. The weighted average rate and weighted average effective yield was 4.95% and 4.98% for 2007, respectively. We did not have any debt outstanding during 2006.

Guarantee of Exercise Right Privileges. Under the terms of our merger with CBOT Holdings, holders that did not elect to sell their ERPs to us were entitled to a minimum guaranteed payment of up to $250,000 upon resolution of the lawsuit between CBOT and CBOE. In December 2008, a settlement hearing for the ERP litigation was held. However, a final ruling has not been made. Our liability under the guarantee, which is recorded at fair value in other liabilities in our consolidated balance sheets, was estimated as $1.2 million and $14.0 million at December 31, 2008 and 2007, respectively. The decrease in the fair value was due to a reassessment of the possible outcomes of the litigation. We will continue to adjust the fair value of the guarantee on a quarterly basis until the lawsuit is resolved.

Equity in Losses of Unconsolidated Subsidiaries. The 2008 increase in this account was due primarily to our decision to terminate our investment in FXMS, our joint venture with Reuters, which was established in the second half of 2006. As a result, we wrote off $15.9 million, the full amount of our existing investment in FXMS and our portion of the remaining capital needed to wind down operations. Since forming the venture, we have recorded $30.3 million, excluding the amount written off, for our share of losses from operations related to this investment.

Other Non-operating Expense. This expense is attributable primarily to transfer and other transaction fees related to our acquisition of an equity stake in BM&F in the first quarter of 2008.

Income Tax Provision

The effective tax rate increased to 42.7% in 2008 compared with 39.9% in 2007 and 39.4% in 2006. The increase was driven primarily by an increase in our state and local tax rate due to our merger with NYMEX Holdings in August 2008, including a charge of $48.3 million to record the impact of our new combined state and local tax rate on our existing net deferred tax liabilities. The increase in our net deferred tax liabilities was partially offset by a first quarter benefit from an Illinois tax law change that resulted in a $38.6 million reduction in net deferred tax liabilities. In addition, our 2008 effective tax rate was unfavorably impacted by an increase in our accrual for uncertain tax positions related to state and local tax exposures, a reduced benefit as compared with the prior year related to our tax-advantaged securities and the non-deductibility of goodwill and intangible asset impairment for Swapstream that was recorded in the third quarter of 2008. The increase in the effective tax rate from 2006 to 2007 was due primarily to the inability to recognize the benefit of net operating losses generated by Swapstream’s operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Until we began our commercial paper program in mid-2007, we historically met our funding requirements through operations. While our cost structure is primarily fixed in the short term, our sources of operating cash are largely dependent on trading volume levels. We believe that our existing cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to cover our working capital needs, capital expenditures, and other commitments. However it is possible that we may need to raise additional funds to finance our activities through future public debt offerings or by borrowing money from financial institutions.

Cash will also be required for operating leases and non-cancelable purchase obligations as well as commitments reflected as liabilities in our consolidated balance sheet at December 31, 2008. These commitments are as follows (in thousands):

Year	Operating Leases	Purchase Obligations	Other Liabilities	Total (a)
2009	$19,351	$13,623	$1,217	$34,191
2010-2011	42,726	22,173	—	64,899
2012-2013	36,454	10,000	—	46,454
Thereafter	144,561	4,000	—	148,561

Total	$243,092	$49,796	$1,217	$294,105

(a)	Gross unrecognized tax liabilities of $28.3 million determined under FIN No. 48 are not included in the commitment table due to uncertainty about the date of their settlement.

Future capital expenditures for technology are anticipated as we continue to support our growth through investment in increased system capacity and performance and through technological initiatives on our electronic trading platforms. Each year capital expenditures are incurred for improvements to and expansion of our offices, remote data centers, telecommunications capabilities and other operating equipment. We expect 2009 capital expenditures to total between $200.0 million and $225.0 million, excluding leasehold improvements for our office space that will be funded with landlord allowances. Anticipated expenditures for 2009 include approximately $75.0 million of data center build-out costs related primarily to our new data center. However, we continue to monitor capital expenditures and may revise our expected capital expenditures throughout 2009 if necessary.

We intend to continue to pay a regular quarterly dividend to our shareholders. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. In 2008, our dividend target remained at approximately 30% of the prior year’s cash earnings. For 2009, our annual dividend target will remain at approximately 30% of 2008 cash earnings. On February 4, 2009, the board of directors declared a regular quarterly dividend of $1.15 per share payable on March 25, 2009, to shareholders of record on March 10, 2009. Assuming no changes in the number of shares outstanding, the March 2009 dividend payment will total approximately $76.4 million.

Sources and Uses of Cash

Net cash provided by operating activities was $1.2 billion in 2008 compared with $814.4 million in 2007. Net cash provided by operating activities increased due primarily to increased profitability excluding impairment charges. For 2008, net cash provided by operating activities was $481.7 million higher than net income. This increase consisted primarily of an impairment charge of $274.5 million on our investment in BM&F, $137.3 million of depreciation and amortization, $98.7 million of amortization of purchased intangibles and an $81.3 million decrease in accounts receivable. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period. These were partially offset by a $115.1 million increase in deferred tax liabilities and a $101.1 million decrease in current liabilities. The increase in deferred tax liabilities was due primarily to the impact of the impairment of our investment in BM&F on our U.S. tax provision. The increase in other current liabilities is due primarily to an increase in interest payable related to an increase in debt levels as well an increase in accrued restructuring related to our merger with NYMEX Holdings.

Cash used in investing activities was $3.7 billion in 2008 compared with $78.6 million in 2007. The increase in cash used in 2008 when compared with 2007 is due primarily to cash paid to shareholders in our merger with NYMEX Holdings of $2.8 billion, net of cash received and a payment of $612.0 million for the purchase of certain NYMEX membership rights in conjunction with the merger.

Cash provided by financing activities was $2.0 billion in 2008 compared with cash used in financing activities of $859.9 million in 2007. The increase in cash provided relative to the prior year was due primarily to proceeds from debt issuances net of maturities of $1.6 billion and an increase in proceeds from our commercial paper program net of maturities of $1.2 billion. The increase in debt issuance during 2008 was primarily attributable to the merger with NYMEX Holdings.

Debt Instruments

On August 12, 2008, CME Group completed a public debt offering of $1.3 billion, including $250.0 million of floating rate notes due in 2009, $300.0 million of floating rate notes due in 2010 and $750.0 million 5.40% fixed rate notes due in 2013. The floating rate notes due in 2009 and 2010 accrue interest at the London Interbank Offered Rate (LIBOR) plus 0.20% and LIBOR plus 0.65%, respectively. The proceeds from the debt issuance were used to finance the merger with NYMEX Holdings.

On August 22, 2008, we entered into a $1.4 billion senior credit facility with various financial institutions, which includes a term loan of $420.5 million and a revolving credit facility of $995.5 million. We may, at our option, so long as we are not in default under the senior credit facility, increase the facility from time to time by an aggregate amount of up to $1.1 billion to a total of $2.1 billion of revolving loans with only the consent of the agent and the lenders providing the additional funds. Proceeds from the senior credit facility were used to pay fees and expenses and finance the merger with NYMEX Holdings, to pay fees and expenses in connection with the refinancing of existing debt of NYMEX Holdings, to finance dividends and stock repurchases, as well as to support issuances of commercial paper.

In addition, we entered into a $1.3 billion 364-day revolving bridge facility with various financial institutions on August 22, 2008. The proceeds from the loan were used to finance costs associated with the merger. This facility can also serve as a back-up facility for commercial paper and can be used to finance dividends and stock repurchases. We borrowed $187.0 million against the revolving loan facility during the year and repaid the outstanding debt by the end of the year.

On February 10, 2009, we completed a public debt offering of $750.0 million of 5.75% fixed rate notes due in 2014. The net proceeds from the offering were used to repay any outstanding commercial paper borrowings that were backstopped by the 364-day revolving bridge facility. The remaining net proceeds from the offering will be used for general corporate purposes. We terminated the bridge facility on February 10, 2009.

After the termination of the bridge facility, we have excess borrowing capacity for general corporate purposes of approximately $0.2 billion.

We maintain a 364-day revolving line of credit with a consortium of banks to be used in certain situations by our clearing house. The line of credit provides for borrowings of up to $600.0 million. This line of credit is collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the IEFs and any performance bond deposits of a clearing firm that has defaulted on its obligation. The line of credit can only be drawn on to the extent it is collateralized. At December 31, 2008, security deposit collateral available was $2.1 billion. We have the option to request an increase in the line from $600.0 million to $1.0 billion with the participating banks’ approval.

As of December 31, 2008, we maintained an AA long-term credit rating and an A1+ short-term credit rating with Standard & Poor’s. We maintained an Aa3 long-term credit rating and a P1 short-term credit rating with Moody’s Investor Service (Moody’s). The outlook for our ratings is considered stable by Standard & Poor’s and Moody’s. We expect to maintain an investment grade rating given our ability to pay down debt levels and refinance existing debt facilities if necessary. If our ratings are downgraded due to a change in control which results in a downgrade below investment grade, we are required to make an offer to repurchase our fixed and floating rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. In addition, our senior credit facility and revolving line of credit also require that we maintain a specified minimum net worth. As of December 31, 2008, we are in compliance with the various covenant requirements of all our debt facilities.

To satisfy our performance bond obligation with SGX, we pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At December 31, 2008, the letters of credit totaled $33.0 million. In addition, we had pledged securities with a fair value of $283.8 million at December 31, 2008.

CME also guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit would be utilized in the event GFX defaults in meeting performance bond requirements to its clearing firm.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance sheet arrangements as defined by the regulations of the Securities and Exchange Commission.

Liquidity and Cash Management

Cash and cash equivalents totaled $297.9 million at December 31, 2008 and $845.3 million at December 31, 2007. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. In June 2008, we approved a repurchase of up to $1.1 billion of CME Group Class A common stock. Effective January 2009, we have temporarily suspended this program to devote our excess free cash flow to debt reduction.

Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that a $5.0 million contribution in 2009 will allow us to meet our funding goal. However, the amount of the actual contribution is contingent on the actual rate of return on our plan assets during 2009.

Net current deferred tax assets of $95.5 million and $18.4 million are included in other current assets at December 31, 2008 and December 31, 2007, respectively. Net current deferred tax assets result primarily from unrealized losses, stock-based compensation and accrued expenses.

Net long-term deferred tax liabilities were $7.7 billion and $3.8 billion at December 31, 2008 and December 31, 2007, respectively. Net deferred tax liabilities are primarily the result of purchase accounting for intangible assets in our mergers with CBOT Holdings and NYMEX Holdings.

We have a long-term deferred tax asset included within our domestic long-term deferred tax liability of $144.9 million for an unrealized capital loss incurred in Brazil related to our investment in BM&F. As of December 31, 2008, we do not believe that we currently meet the more-likely-than-not threshold that would allow us to fully realize the value of the unrealized capital loss. As a result, a partial valuation allowance of $24.7 million has been provided for the amount of the unrealized capital loss that exceeds potential capital gains that could be used to offset the capital loss in future periods. We also have a long-term deferred tax asset related to Brazilian taxes of $128.1 million for a net operating loss and an unrealized capital loss incurred in Brazil related to our investment in BM&F. A full valuation allowance of $128.1 million has been provided because we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of the net operating loss or the unrealized capital loss in Brazil in the future.

Net long-term deferred tax assets also include a $15.5 million deferred tax asset for acquired and accumulated net operating losses related to Swapstream. Since Swapstream has not yet developed a pattern of operating income, our assessment at December 31, 2008 is that we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the $15.5 million deferred tax benefit arising from these net operating losses has been fully reserved.

Each clearing firm is required to deposit and maintain a specified performance bond balance, which is determined by parameters established by the risk management department of the clearing house and may fluctuate over time. Performance bond requirements can be satisfied with a variety of approved investments and cash. Cash performance bonds and security deposits are included in our consolidated balance sheets. With the exception of the portion of securities deposited that are utilized in our securities lending program, clearing firm deposits, other than those retained in the form of cash, are not included in our consolidated balance sheets. Securities lending transactions utilize a portion of the securities that clearing firms have deposited to satisfy their proprietary performance bond requirements. Securities lending activity fluctuates based on the amount of securities that clearing firms have deposited and the demand for securities lending activity in the particular securities available to us. As a result of these factors, the balances in cash performance bonds and security deposits, as well as the balances in our securities lending program, may fluctuate significantly over time. The performance bonds and security deposits for NYMEX clearing firms have been included in total performance bonds and security deposits subsequent to the merger with NYMEX Holdings in August 2008.

Cash performance bonds and security deposits and collateral from securities lending consisted of the following at December 31:

(in millions)	2008	2007
Cash performance bonds	$17,296	$799
Cash security deposits	152	19
Cross-margin arrangements	204	—
Performance collateral for delivery	1	15

Total Cash Performance Bonds and Security Deposits	17,653	833
Collateral from securities lending activity	427	2,862

Total	$18,080	$3,695

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

(in millions)	2008	2007
Performance bonds	$96,220	$57,166
Security deposits	1,998	1,440
Cross-margin arrangements	188	486
Performance collateral for delivery	4	50

Total	$98,410	$59,142

In order to determine the fair value of financial assets and liabilities, we use the three-level framework established by SFAS No. 157, “Fair Value Measurements.” In general, we use quoted prices in active markets for identical assets to determine fair values of the investments within marketable securities, securities lending collateral and other equity investments. The Level 1 investments include U.S. Treasury securities, exchange traded mutual funds, repurchase agreements and publicly traded equity securities. If quoted prices are not available to determine fair value, we use other inputs that are observable either directly or indirectly. Investments included in Level 2 consist primarily of U.S. Government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. Level 3 assets include certain corporate bonds and asset-backed securities. These assets have been valued using valuation models with inputs that are both observable and unobservable. The unobservable inputs used in these models are significant to the fair value of the investments and require management’s judgment.

We determine the fair value of the derivative contracts using standard valuation models that are based on market-based observable inputs including forward and spot exchange rates and interest rate curves. Level 2 derivative assets include interest rate swaps and forward foreign exchange contracts.

The fair value of the liability for the guarantee of ERPs is derived using probability-weighted Black-Scholes option values for various scenarios. The liability is included in Level 3 because management uses significant unobservable inputs including probability, expected return and volatility factors to determine the fair value.

Financial assets and liabilities recorded in the consolidated balance sheet as of December 31, 2008 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$284,842	$—	$—	$284,842
Mutual funds	17,182	—	—	17,182
Municipal bonds	—	5,278	—	5,278
U.S. Government agency securities	—	2,751	—	2,751
Equity investments	24	—	—	24

Total	302,048	8,029	—	310,077
Securities lending collateral:
Corporate bonds	—	400,572	—	400,572
Asset-backed securities	—	6,507	1,509	8,016
Repurchase agreements	18,370	—	—	18,370

Total	18,370	407,079	1,509	426,958

Equity investments	47,659	—	—	47,659

Total Assets at Fair Value	$368,077	$415,108	$1,509	$784,694

Liabilities at Fair Value:
Interest rate swap contracts	$—	$33,144	$—	$33,144
Guarantee of CBOE ERPs	—	—	1,159	1,159

Total Liabilities at Fair Value	$—	$33,144	$1,159	$34,303

The following is a reconciliation of assets and liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008.

(in thousands)	Securities Lending Collateral	Foreign Currency Option	Guarantee of CBOE ERPs
Fair value of assets (liabilities) at January 1, 2008	$—	$—	$(13,983)
Purchases and issuances	22,536	45,195	—
Transfers in (out) of Level 3	6,000	—	—
Realized and unrealized gains (losses):
Included in non-operating income (expense)	(24,380)	(7,894)	12,824
Included in other comprehensive income (loss)	(629)	—	—
Settlements	(2,018)	(37,301)	—

Fair value of assets (liabilities) at December 31, 2008	$1,509	$—	$(1,159)

Total unrealized gains and (losses) related to financial assets and liabilities in the consolidated balance sheets at December 31, 2008	$(629)	$—	$12,824

Due to market conditions, we revalued a money market mutual fund investment within CME’s securities lending collateral using unobservable inputs during the third quarter of 2008. A financial institution defaulted on its obligation to the fund in the third quarter resulting in a decline in the fund’s market value. We considered our exposure to potential loss due to the default and our ability to hold the investment in determining the fair value of the investment. As a result of the revaluation, we recorded an impairment charge of $6.0 million in securities lending interest and other costs during the year as the decline in value was determined to be other-than-temporary. This investment was transferred into Level 3 during the year because its fair value is based on management’s best estimate.

As a result of the merger with NYMEX Holdings in August 2008, we acquired the collateral portfolio for the NYMEX securities lending program. At December 31, 2008, one corporate debt security in the portfolio was determined to be other-than-temporarily impaired due to default by the issuers. We recorded an impairment charge of $18.3 million in the securities lending interest and other costs during the year. These investments are included as purchases in Level 3 as they were acquired as part of the merger. In addition, we have categorized certain asset-backed securities in the NYMEX securities lending portfolio in Level 3 because their fair value was estimated using valuation models with unobservable inputs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates, and equity prices.

Interest Rate Risk

In conjunction with our NYMEX Holdings merger, in August 2008, we entered into multiple credit facilities. As a result, debt outstanding at December 31, 2008 consisted of fixed rate borrowings of $2.2 billion and variable rate borrowings of $1.0 billion. Commercial paper is included in fixed rate borrowings; however, because maturities for commercial paper are generally less than 90 days, it is considered subject to interest rate fluctuations. Borrowings subject to variable interest rate fluctuations were as follows as of December 31, 2008:

(dollars in thousands)	Balance	Weighted Average Interest Rate
Commercial Paper	$1,498,549	2.61%
Floating rate notes due August 2009 (1)	249,850	3.01
Floating rate notes due August 2010 (2)	299,520	3.46
Term loan due August 2011(3)	420,500	4.48

Total debt subject to variable interest fluctuations	$2,468,419

(1)	The 2009 notes bear interest at a floating rate equal to the three-month LIBOR plus 0.20% per year. In October 2008, we entered into an interest-rate swap agreement that modifies the variable interest obligation associated with these notes so that the interest payable on the notes effectively becomes fixed at a rate of 3.12% beginning with the interest accrued after November 6, 2008.
(2)	The 2010 notes bear interest at a floating rate equal to three-month LIBOR plus 0.65% per year. In September 2008, we entered into an interest-rate swap agreement that modifies the variable interest obligation associated with these notes so that the interest payable on the notes effectively becomes fixed at a rate of 3.92% beginning with the interest accrued after November 6, 2008.
(3)	The term loan bears interest at a floating rate equal to three-month LIBOR plus 1.00% per year. In September 2008, we entered into an interest-rate swap agreement that modifies the variable interest obligation associated with this facility so that the interest payable effectively becomes fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008.

Credit Risk

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

In order to ensure performance, we establish and monitor financial requirements for our clearing firms. We set minimum performance bond requirements for our traded products. We typically hold performance bond collateral to cover at least 95% of price changes for a given product within a given historical period. Our clearing house marks-to-market all open positions at least twice a day, and more often if market volatility warrants; providing both participants in a transaction with an accounting of their financial obligations under the contract. This allows our clearing house to identify quickly any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing house to ensure performance of their open positions. This transparency makes it difficult for traders to hide losses or disguise unusual profits.

Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cover any default and maintain liquidity. In the unlikely event of a payment default by a clearing firm, we would first apply assets of that clearing firm to cover its payment obligation. These assets include security deposits, performance bonds and any other available assets, such as the proceeds from the sale of Class A common stock and trading rights (at CME, CBOT, NYMEX and COMEX) of the clearing firm and the Class B common stock for CME clearing firms owned by or assigned to the clearing firm. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the exchange by the parent of a clearing firm. Thereafter, if the payment default remains unsatisfied, we would use our surplus funds, security deposits of other clearing firms and funds collected through an assessment against all other solvent clearing firms to satisfy the deficit. We maintain a committed $600.0 million 364-day revolving line of credit with a consortium of banks. We have the option to increase the facility from $600.0 million to $1.0 billion subject to approval by the banks providing the additional commitments. We are required to post additional collateral in connection with any such increase. This line of credit may also be utilized if there is a temporary disruption with the domestic payments system that would delay settlement payments between our clearing house and clearing firms. The credit agreement requires us to pledge clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in our second IEF program to the line of credit custodian prior to drawing on the line. Performance bond collateral of a defaulting clearing firm may also be used to secure a draw on the line.

The following shows the available assets of our clearing house at December 31, 2008 in the event of a payment default by a clearing firm:

(in millions)	CME Clearing House Available Assets
Aggregate Performance Bond Deposits by All Clearing Firms (1)	$116,064

CME Surplus Funds (2)	57
Security Deposits of Clearing Firms (3)	1,751
Limited Assessment Powers (4)	4,816

Minimum Total Assets Available for Default (5)	$6,624

(1)	Aggregate performance bond deposits by all clearing firms includes cash performance bond deposits of $17.3 billion and the value assigned by our exchange for securities deposited to satisfy performance bond requirements. This assigned value for securities is generally less than the market value of the securities deposited. In the event of a default, we also have the ability to use the membership shares pledged by members.
(2)	CME surplus funds represent the amount of CME’s working capital reduced by an amount necessary to support CME’s short-term operations.
(3)	Security deposits of clearing firms include security deposits required of clearing firms, but do not include any excess deposits held by our exchange at the direction of the clearing firms.
(4)	In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our surplus funds and the security deposits of non-defaulting firms, we have the right to assess all non-defaulting clearing members up to 2.75 times their existing security deposit requirements.
(5)	Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm able to clear CME, CBOT and NYMEX products subsequent to the liquidation of the defaulting firm’s performance bond collateral.

Despite these safeguards, we cannot assure you that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default.

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

Equity Price Risk

We hold certain investments in equity securities for strategic purposes. Investments subject to equity price risks are generally recorded as available for sale at their fair value. Equity securities whose sale is restricted for greater than 12 months are carried at original cost, net of impairment charges, until the restriction is within 12 months of expiration at which time they are recorded at fair value.

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

The table below summarizes our publicly-traded equity investments at December 31, 2008. Equity investments are included in other assets in the consolidated balance sheets.

(in millions)	Original Cost	Fair Value	Carrying Value	Unrealized Loss, Net of Tax
BM&F BOVESPA S.A. (1) (2)	$631,394	$262,905	$262,905	$—
TSX Group Inc. (3)	45,988	29,054	29,054	10,276
IMAREX ASA (3)	41,381	18,605	18,605	13,821

(1)	In conjunction with the purchase of this investment, we entered into a put option contract to limit our exposure to foreign currency rate risk due to changes in the exchange rate between the U.S. dollar and the Brazilian real. On September 15, 2008, the counterparty to this option contract was in default and the option contract was terminated. We have not re-established the hedge as of this time.
(2)	In February 2008, we exchanged 1.2 million shares of Class A common stock for 101.1 million shares in BM&F. The company may not sell its shares in BM&F for four years after the purchase date. As a result, BM&F stock is reported in other assets at original cost less impairment loss until within 12 months of the restriction lapsing, after which time the stock will be accounted for as an available-for-sale security.
(3)	This investment was acquired in August 2008 as part of our merger with NYMEX Holdings.

We do not currently hedge against equity price risk. All equity securities are assessed for other-than-temporary impairment on a quarterly basis. An assessment of whether a security is other-than-temporarily impaired takes into consideration the magnitude and duration of the unrealized loss. At December 31, 2008, we determined that our investment in BM&F was impaired. We recorded impairment of $368.4 million, of which $274.5 million was recognized as an impairment loss in 2008 earnings. The remaining $93.9 million of impairment, which is related to changes in the foreign currency exchange rate, was recorded in accumulated other comprehensive income (loss). We determined that our other equity investments were not impaired at December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share data)	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$297,895	$845,312
Collateral from securities lending, at fair value	426,958	2,862,026
Marketable securities available for sale, including pledged securities of $283,842 and $100,061	310,077	203,308
Accounts receivable, net of allowance of $1,815 and $1,392	234,001	187,487
Other current assets	189,084	55,900
Cash performance bonds and security deposits	17,653,513	833,022

Total current assets	19,111,528	4,987,055
Property, net	707,215	377,452
Intangible assets – trading products	16,982,000	7,987,000
Intangible assets – other, net	3,369,373	1,796,789
Goodwill	7,519,209	5,049,211
Other assets	469,329	108,690

Total Assets	$48,158,654	$20,306,197

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$71,012	$58,965
Payable under securities lending agreements	456,833	2,862,026
Short-term debt	249,850	164,435
Other current liabilities	211,767	157,615
Cash performance bonds and security deposits	17,653,513	833,022

Total current liabilities	18,642,975	4,076,063
Long-term debt	2,966,079	—
Deferred tax liabilities	7,728,286	3,848,240
Other liabilities	132,745	76,257

Total Liabilities	29,470,085	8,000,560

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 66,417 and 53,278 shares issued and outstanding as of December 31, 2008 and 2007, respectively	664	533
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,128,451	10,688,766
Retained earnings	1,719,733	1,619,440
Accumulated other comprehensive loss	(160,279)	(3,102)

Total Shareholders’ Equity	18,688,569	12,305,637

Total Liabilities and Shareholders’ Equity	$48,158,654	$20,306,197

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2008	2007	2006
Revenues
Clearing and transaction fees	$2,115,366	$1,427,320	$866,089
Quotation data fees	279,533	145,054	80,836
Processing services	54,073	106,404	90,148
Access and communication fees	43,618	36,511	29,021
Other	68,429	40,812	23,853

Total Revenues	2,561,019	1,756,101	1,089,947

Expenses
Compensation and benefits	317,554	263,347	202,966
Communications	52,339	43,471	31,580
Technology support services	59,611	50,480	31,226
Professional fees and outside services	71,944	53,142	33,184
Amortization of purchased intangibles	98,682	33,878	1,267
Depreciation and amortization	137,341	105,653	72,783
Occupancy and building operations	71,388	48,202	29,614
Licensing and other fee agreements	70,259	35,651	25,728
Restructuring	4,839	8,892	—
Other	94,867	61,477	40,136

Total Expenses	978,824	704,193	468,484

Operating Income	1,582,195	1,051,908	621,463

Non-Operating Income (Expense)
Investment income	45,514	73,157	55,792
Impairment of long-term investment	(274,507)	—	—
Gains (losses) on derivative investments	(8,148)	(98)	—
Securities lending interest income	38,323	121,494	94,028
Securities lending interest and other costs	(51,722)	(115,868)	(92,488)
Interest and other borrowing costs	(56,501)	(3,629)	(223)
Guarantee of exercise right privileges	12,824	(17,167)	—
Equity in losses of unconsolidated subsidiaries	(31,556)	(13,995)	(6,915)
Other income (expense)	(8,458)	—	—

Total Non-Operating	(334,231)	43,894	50,194

Income Before Income Taxes	1,247,964	1,095,802	671,657
Income tax provision	532,478	437,269	264,309

Net Income	$715,486	$658,533	$407,348

Earnings per Common Share:
Basic	$12.18	$15.05	$11.74
Diluted	12.13	14.93	11.60

Weighted Average Number of Common Shares:
Basic	58,738	43,754	34,696
Diluted	58,967	44,107	35,124

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2005	34,545	3	$325,193	$796,398	$(2,907)	$1,118,684
Comprehensive Income:
Net income				407,348		407,348
Change in net unrealized loss on securities, net of tax of $842					1,276	1,276
Change in foreign currency translation adjustment, net of tax of $284					431	431

Total comprehensive income						409,055
Adjustment to initially adopt SFAS No. 158, net of tax of $1,174					(1,779)	(1,779)
Sale of membership shares by OneChicago, LLC, net of tax of $1,717			2,603			2,603
Cash dividends on common stock of $2.52 per share				(87,537)		(87,537)
Exercise of stock options	279		15,422			15,422
Excess tax benefits from option exercises and restricted stock vesting			43,882			43,882
Vesting of issued restricted Class A common stock	7
Shares issued to Board of Directors	3		1,393			1,393
Shares issued under the Employee Stock Purchase Plan	2		1,010			1,010
Stock-based compensation			16,359			16,359

Balance at December 31, 2006	34,836	3	$405,862	$1,116,209	$(2,979)	$1,519,092
Cumulative effect of adopting FIN No. 48				(3,720)		(3,720)

Balance at January 1, 2007	34,836	3	$405,862	$1,112,489	$(2,979)	$1,515,372
Comprehensive income:
Net income				658,533		658,533
Change in net unrealized loss on securities, net of tax $1,232					1,854	1,854
Change in net actuarial loss on defined benefit plans, net of tax of $1,570					(2,363)	(2,363)
Change in foreign currency translation adjustment, net of tax of $259					386	386

Total comprehensive income						658,410
Cash dividends on common stock of $3.44 per share				(151,582)		(151,582)
Common stock and stock options issued to complete CBOT Holdings merger, including stock issuance costs	19,816		11,126,141			11,126,141
Repurchase of Class A common stock	(1,695)		(950,642)			(950,642)
Exercise of stock options	309		39,113			39,113
Excess tax benefits from option exercises and restricted stock vesting			42,541			42,541
Vesting of issued restricted Class A common stock	6
Shares issued to Board of Directors	4		2,143			2,143
Shares issued under the Employee Stock Purchase Plan	2		1,295			1,295
Stock-based compensation			22,846			22,846

Balance at December 31, 2007	53,278	3	$10,689,299	$1,619,440	$(3,102)	$12,305,637

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(in thousands, except per share data)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2008	53,278	3	$10,689,299	$1,619,440	$(3,102)	$12,305,637
Comprehensive income:
Net income				715,486		715,486
Change in net unrealized gain on securities, net of tax of $16,387					(25,281)	(25,281)
Change in net actuarial loss on defined benefit plans, net of tax of $10,361					(15,429)	(15,429)
Change in net unrealized loss on derivatives, net of tax of $13,476					(20,801)	(20,801)
Change in foreign currency translation adjustment, net of tax of $21,335					(95,666)	(95,666)

Total comprehensive income						558,309
Cash dividends on common stock of $9.60 per share				(615,193)		(615,193)
Common stock and stock options issued to complete NYMEX Holdings merger, including stock issuance costs	12,566		5,955,080			5,955,080
Class A common stock issued in exchange for BM&F stock	1,189		631,394			631,394
Tax benefit of stock issuance costs related to CBOT Holdings merger			6,385			6,385
Repurchase of Class A common stock	(783)		(224,029)			(224,029)
Exercise of stock options	149		20,506			20,506
Excess tax benefits from option exercises and restricted stock vesting			8,958			8,958
Vesting of issued restricted Class A common stock	6
Shares issued to Board of Directors	6		2,464			2,464
Shares issued under the Employee Stock Purchase Plan	6		1,474			1,474
Stock-based compensation			37,584			37,584

Balance at December 31, 2008	66,417	3	$17,129,115	$1,719,733	$(160,279)	$18,688,569

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2008	2007	2006
Cash Flows from Operating Activities
Net income	$715,486	$658,533	$407,348
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	37,584	22,846	16,359
Amortization of shares issued to Board of Directors	2,348	1,733	998
Amortization of purchased intangibles	98,682	33,878	1,267
Depreciation and amortization	137,341	105,653	72,783
Recognition of in-process research and development acquired from Credit Market Analysis Limited	3,650	—	—
Non-cash restructuring	4,788	6,472	—
Allowance for doubtful accounts	(109)	375	(276)
Net accretion of discounts and amortization of premiums on marketable securities	(4,385)	(1,152)	275
Net accretion of discounts and amortization of financing costs on debt	9,723	1,431	—
Loss on sale of metals trading products	2,277	—	—
Net loss on derivative investments	8,148	98	—
Impairment of securities lending assets	24,285	—	—
Impairment of goodwill and intangible assets	14,136	—	—
Impairment of long-term investment	274,507	—	—
Guarantee of exercise right privileges	(12,824)	17,167	—
Equity in losses of unconsolidated subsidiaries	31,556	13,995	6,915
Deferred income taxes	(115,111)	(50,583)	(24,847)
Change in assets and liabilities, net of effects from mergers with NYMEX Holdings and CBOT Holdings:
Accounts receivable	81,276	(49,926)	(35,878)
Other current assets	6,445	8,021	6,001
Other assets	(48,614)	(1,256)	(10,275)
Accounts payable	23,955	4,594	1,621
Income tax payable	(22,746)	23,633	4,259
Other current liabilities	(101,095)	7,502	13,870
Other liabilities	25,894	11,360	11,276

Net Cash Provided by Operating Activities	1,197,197	814,374	471,696

Cash Flows from Investing Activities
Proceeds from maturities of marketable securities	265,112	203,801	73,668
Purchases of marketable securities	(367,554)	(129,125)	(29,681)
Net change in NYMEX securities lending program investments	110,089	—	—
Purchases of property, net	(200,102)	(163,644)	(87,810)
Purchase of exercise right privileges	—	(39,750)	—
Cash acquired in merger with CBOT Holdings	—	116,010	—
Acquisition of Credit Market Analysis Limited, net of cash received	(94,141)	—	—
Acquisition of NYMEX Holdings, net of cash received	(2,769,894)	—	—
NYMEX membership rights payment	(612,000)	—	—
Acquisition of Swapstream, net of cash received	—	—	(17,651)

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
(in thousands)	2008	2007	2006
Merger-related transaction costs	$(50,930)	$(43,898)	$(6,715)
Purchase of derivative related to BM&F investment	(45,195)	—	—
Proceeds from sale of metals trading products	25,723	—	—
Capital contributions to FXMarketSpace Limited	(10,176)	(18,973)	(13,876)
Contingent consideration for Liquidity Direct Technology, LLC assets	—	(3,059)	(2,580)
Capital contributions to OneChicago, LLC	—	—	(1,215)

Net Cash Used in Investing Activities	(3,749,068)	(78,638)	(85,860)

Cash Flows from Financing Activities
Proceeds from issuance of commercial paper, net of maturities	1,330,336	162,853	—
Proceeds from other borrowings, net of issuance costs	2,881,941	—	—
Repayment of other borrowings	(1,282,909)	—	—
Net change in NYMEX securities lending program liabilities	(110,089)	—	—
Cash dividends	(615,193)	(151,582)	(87,537)
Stock issuance costs in mergers with NYMEX Holdings and CBOT Holdings	(9,133)	(15,991)	—
Repurchase of common stock, including costs	(224,029)	(949,340)	—
Proceeds from exercise of stock options	20,506	39,113	15,422
Excess tax benefits related to employee option exercises and restricted stock vesting	11,550	53,724	43,882
Proceeds from Employee Stock Purchase Plan	1,474	1,295	1,010

Net Cash Provided By (Used in) Financing Activities	2,004,454	(859,928)	(27,223)

Net change in cash and cash equivalents	(547,417)	(124,192)	358,613
Cash and cash equivalents, beginning of period	845,312	969,504	610,891

Cash and Cash Equivalents, End of Period	$297,895	$845,312	$969,504

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$665,390	$413,697	$235,886
Interest paid (excluding securities lending program)	13,360	2,017	—
Non-cash investing activities:
Change in net unrealized securities gains and losses	(41,668)	3,086	2,118
Change in net unrealized derivatives gains and losses	(34,277)	—	—
Change in foreign currency translation adjustment	(117,001)	641	715
Sale of membership shares by OneChicago, LLC	—	—	4,320
Merger-related transaction costs	914	977	5,924
Non-cash financing activities:
Fair value of Class A common stock, stock options and restricted stock units issued in connection with NYMEX Holdings merger	5,974,866	—	—
Fair value of Class A common stock issued in exchange for BM&F stock	631,394	—	—
Fair value of Class A common stock and stock options issued in connection with CBOT Holdings merger	—	11,144,835	—

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

On August 22, 2008, CME Group completed its merger with NYMEX Holdings, Inc. (NYMEX Holdings). The financial statements and accompanying notes presented in this report include the financial results of the former NYMEX Holdings and its subsidiaries beginning on August 23, 2008.

Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), and New York Mercantile Exchange, Inc. (NYMEX), wholly-owned subsidiaries of CME Group, are designated contract markets for the trading of futures and options on futures contracts. CME Group offers a wide range of products including those based on interest rates, equities, foreign exchange, commodities and alternative investments. Trades are executed through CME Group’s electronic trading platforms, open outcry and privately negotiated transactions. Through its clearing house, CME Group clears, settles, nets and guarantees performance of all matched transactions in its products and products for which it provides third-party clearing services. CME, CBOT, NYMEX and their subsidiaries are referred to collectively as “the exchange” in the notes to the consolidated financial statements.

Principles of Consolidation. The financial statements and accompanying notes presented in this report include the consolidated financial results of the former CME Holdings and its subsidiaries for the year ended December 31, 2006, and for the period January 1, 2007 through July 12, 2007. The financial results of the former CME Holdings and CBOT Holdings are included in the consolidated financial results of CME Group beginning on July 13, 2007. The financial results of the former NYMEX Holdings are included in the consolidated financial results of CME Group beginning on August 23, 2008. All intercompany transactions have been eliminated in consolidation.

The assets of CME Group consist primarily of investments in its subsidiaries, cash and exercise right privileges with the Chicago Board Options Exchange, Inc. (CBOE). CME Group’s liabilities consist primarily of debt.

Reclassifications. Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation in 2008.

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

Fair Value of Financial Instruments. Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” requires disclosure of the fair value of financial instruments. The carrying values of financial instruments included in assets and liabilities in the accompanying consolidated balance sheets are reasonable estimates of their fair values.

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

The company has categorized its financial instruments measured at fair value into a three-level classification in accordance with SFAS No. 157. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

To corroborate the reasonableness of our Level 3 fair value models, the company has obtained valuations for Level 3 assets and liabilities from independent third parties where available. For further discussion regarding the fair value of financial assets and liabilities, see note 24.

Derivative Investments. The company may use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value in the consolidated balance sheets in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under SFAS No. 133, changes in fair value are recognized immediately in earnings unless the derivative is accounted for as a hedge. For a derivative designated as a fair value hedge, any gain or loss on the derivative is recognized in earnings in the period of change to the extent the hedge is effective, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative designated as a cash flow hedge, gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets to the extent the hedge is effective. When the hedged item affects earnings, the gain or loss included in accumulated other comprehensive income (loss) is transferred to the same line in the consolidated statements of income as the hedged item. Any ineffective or excluded portion of a hedge is recognized in earnings immediately. Any realized gains and losses from hedges are classified in the consolidated statements of income consistent with the accounting treatment of the items being hedged.

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

Depreciation and amortization expense results from the depreciation of property purchased, as well as the amortization of purchased and internally developed software. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, as follows:

Land improvements	20 years
Buildings	39 years
Building improvements and equipment	5 to 20 years
Furniture and fixtures	7 years
Computer hardware and software	2 to 4 years

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

Software. The company capitalizes certain costs of developing internal use software in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs generally are amortized over three years, commencing when the software is placed in service. Purchased software is amortized over four years. Multi-year software licenses are amortized over the life of the contract, which is generally three years.

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

Employee Benefit Plans. SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” requires that the funded status of a defined benefit postretirement plan be recognized in the consolidated balance sheets and changes in that funded status be recognized in the year of change in other comprehensive income (loss). SFAS No. 158 also requires that plan assets and obligations be measured at year end. CME recognized the funded status of its pension plan as an asset in its consolidated balance sheets and recorded a one-time adjustment to accumulated other comprehensive income (loss) at December 31, 2006. The exchange recognizes future changes in actuarial gains and losses and prior service costs in the year in which the changes occur through other comprehensive income (loss).

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

Clearing and Transaction Fees. Clearing and transaction fees include per contract charges for trade execution, clearing, trading on the electronic trading platforms and other fees. Fees are charged at various rates based on the product traded, the method of trade and the exchange trading privileges of the customer making the trade. Clearing and transaction fees are recognized as revenue when a buy order and a sell order are matched and the trade is cleared. Therefore, unfilled or cancelled buy and sell orders have no impact on revenue. On occasion, the customer’s exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The reserve is based on the historical pattern of adjustments processed as well as specific adjustment requests. The company believes the allowances are adequate to cover estimated adjustments.

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

Processing Services. Processing services includes primarily revenues from clearing and settlement services provided to CBOT through the closing of the merger on July 12, 2007 and trading matching services provided to NYMEX through the closing of the merger on August 22, 2008.

Access and Communication Fees. Access fees are the connectivity charges to customers of the company’s electronic trading platform that are also used by market data vendors and customers. They include line charges, access fees for electronic trading platform and hardware rental charges. The fees vary depending on the type of connection provided. An additional installation fee may be charged depending on the type of service requested and a disconnection fee may also be charged if certain conditions are met. Revenue is recognized monthly as the service is provided. An allowance is established to cover uncollectible receivables relating to access fees.

Communication fees consist of equipment rental and usage charges to customers and firms that utilize the various telecommunications networks and services in the Chicago and New York City facilities. Revenue is billed and recognized on a monthly basis.

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

Concentration of Revenue. At December 31, 2008, there were approximately 130 clearing firms. No one firm represented more than 10% of our clearing and transaction fees revenue in 2008. In 2007, one firm represented approximately 11% of clearing and transaction fees revenue, and in 2006, two firms represented 12% and 10% of our clearing and transaction fees revenue. Should a clearing firm withdraw from the exchange, management believes the customer portion of that firm’s trading activity would likely transfer to another clearing firm. Therefore, management does not believe the company is exposed to significant risk from the loss of revenue received from a particular clearing firm.

The two largest resellers of market data represented approximately 56% of quotation data fees revenue in 2008, 67% in 2007, and 55% in 2006. Should one of these vendors no longer subscribe to the company’s market data, management believes the majority of that firm’s customers would likely subscribe to the market data through another reseller. Therefore, management does not believe the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.

Stock-Based Payments. The company accounts for stock-based payments under the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment.” The company recognizes expense relating to stock-based compensation on an accelerated basis. As a result, the expense associated with each vesting date within a stock grant is recognized over the period of time that each portion of that grant vests. The company estimates expected forfeitures of stock grants.

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

Segment Reporting. Based on materiality, GFX Corporation (GFX), CMA, Swapstream and the company’s real estate operations are not reportable segments and, as a result, there is no disclosure of segment information.

2. BUSINESS COMBINATIONS

NYMEX Holdings, Inc.

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

Under purchase accounting, CME Group is considered the acquirer of NYMEX Holdings. The preliminary purchase price consists of the following (in thousands):

Acquisition of NYMEX Holdings’ outstanding common stock:
In exchange for CME Group’s Class A common stock	$5,931,199
In exchange for cash	3,412,573
Fair value of NYMEX Holdings’ stock options and restricted stock units assumed	43,667
Merger-related transaction costs	51,126

Total Preliminary Purchase Price	$9,438,565

Acquisition of common stock. Pursuant to the merger agreement, NYMEX Holdings’ shareholders elected to receive cash, stock or a combination thereof as consideration for their shares. The aggregate consideration included a mandatory cash component equal to the product of NYMEX Holdings common stock outstanding at August 22, 2008 and $36.00 per share. Based on the election for cash and stock as subject to the mandatory cash requirement, CME Group issued 12.5 million shares of Class A common stock to NYMEX Holdings’ shareholders. The share price of $473 used to calculate the fair value of stock issued was based on the average closing price of CME Group Class A common stock for the five-day period beginning two trading days before and ending two trading days after March 17, 2008 (the merger announcement date).

Fair value of stock options and restricted stock units assumed. At the close of the merger, NYMEX Holdings had 1,412,000 stock options and 188,700 restricted stock units outstanding. Each stock option and restricted stock unit was converted using an exchange ratio of 0.2378 derived from the allocation of cash and stock consideration to the shareholders in accordance with the merger agreement.

The preliminary fair value of stock options was determined using a share price of $342, the closing price of the CME Group’s Class A common stock on August 21, 2008. The preliminary fair value of stock options was calculated using a Black-Scholes valuation model with the following assumptions: expected lives of 0.1 to 4.9 years; risk-free interest rates of 1.7% to 3.0%; expected volatility of 45%; and a dividend yield of 1.3%. The portion of the fair value of unvested stock options related to future service has been allocated to deferred stock-based compensation and is being amortized over the remaining vesting period.

Merger-related transaction costs. These include costs incurred by CME Group for investment banking fees, legal and accounting fees, and other external costs directly related to the merger.

Preliminary purchase price allocation. In accordance with SFAS No. 141, “Business Combinations,” the preliminary purchase price has been allocated to NYMEX Holdings’ net tangible and identifiable intangible assets based on their estimated fair values as of August 22, 2008. The allocation of the purchase price was based on certain preliminary valuations and the estimates and assumptions are subject to change. The primary areas of those purchase price allocations that are not yet finalized relate to the valuation of restructuring liabilities and goodwill. The company expects to finalize its purchase price allocation within the next eight months.

(in thousands)
Cash and cash equivalents	$642,679
Other current assets	793,617
Property and equipment	260,619
Intangible assets	10,664,630
Other non-current assets	130,191
Accounts payable and other current liabilities	(766,708)
Membership rights payment	(612,000)
Long-term deferred tax liabilities, net	(3,997,151)
Other non-current liabilities	(126,832)
Deferred stock-based compensation	10,653

Total Tangible and Intangible Assets and Liabilities	6,999,698
Goodwill	2,438,867

Total Preliminary Purchase Price	$9,438,565

The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The intangible assets and goodwill acquired are not deductible for tax purposes except for a small portion of goodwill attributable to merger-related transaction costs.

Intangible assets. In performing the preliminary purchase price allocation, the company considered many factors including its intentions for the future use of acquired assets, analyses of historical financial performance and estimates of future performance. The preliminary fair value of the trade name was estimated using the relief from royalty method. The preliminary fair values for components of the lease-related intangibles were derived from income capitalization and sales comparison approaches. The preliminary fair values for all other intangible assets were estimated using a multi-period excess earnings method. The following table sets forth the preliminary fair values of the intangible assets as of December 31, 2008:

(in thousands)	Fair Value	Estimated Useful Life
Trading products (1)	$9,023,000	Indefinite
Clearing firm relationships (2)	1,168,000	30 years
Trade name	235,000	Indefinite
Market data customer relationships (2)	176,000	30 years
Lease-related intangibles	42,630	4 to 13 years
ClearPort technology	10,000	5 years
Open interest	10,000	0.5 years

Total Intangible Assets	$10,664,630

(1)	Trading products include energy and metals trading product lines. The majority of these products have traded at NYMEX for decades and authorizations by the U.S. Commodity Futures Trading Commission to trade these products are perpetual.
(2)	Clearing firm and market data customer relationships represent the underlying relationships with NYMEX’s existing clearing firm and market data customer base. Due to their historically insignificant attrition rates, the amortization of these assets has been calculated on a straight-line basis. This method best reflects the estimated pattern in which the economic benefits from these relationships will be realized.

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

	Year Ended December 31,
(in millions, except per share data)	2008	2007
Total Revenues	$3,075.6	$2,740.7
Total Expenses	1,198.8	1,217.5
Total Non-Operating Income (Expense)	(421.9)	(200.8)
Net Income	819.5	760.3
Earnings per Share:
Basic	$12.27	$11.39
Diluted	12.23	11.32

This pro forma information has been prepared for comparative purposes only and is not intended to be indicative of past or future results. The pro forma information for the periods presented includes purchase accounting effects on historical NYMEX Holdings’ and CBOT Holdings’ operating results, amortization of purchased intangible assets, stock-based compensation expense for unvested stock options as well as the impact of NYMEX’s membership rights payments on investment income. Results for 2008 include NYMEX Holdings’ merger-related transaction costs of approximately $52.7 million. Results for 2007 include CBOT Holdings’ merger-related transaction costs of approximately $63.0 million.

Credit Market Analysis Limited

On March 23, 2008, CME Group purchased CMA, a leading provider of credit derivatives market data, in exchange for cash. This acquisition is expected to provide CME Group with greater exposure to the credit derivatives market. Additionally, CME Group plans to leverage its clearing and trade execution capabilities, enhancing CMA’s products to create greater value and efficiencies for its customers.

Under SFAS No. 141, the preliminary purchase price of $96.4 million was allocated to CMA’s net tangible and identifiable intangible assets based on their preliminary estimated fair values as of the acquisition date. The excess of the preliminary purchase price over the net tangible assets and identifiable assets was recorded as goodwill. Based on the preliminary purchase price allocation, CME Group recorded $60.7 million of goodwill and $46.4 million of identifiable intangible assets.

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

In 2008, CME’s securities lending program was temporarily suspended from March through June, and again in November due to high volatility in the credit markets. During September 2008, the company recorded an impairment loss of $6.0 million on CME’s invested collateral due to the default of a corporate debt issuer on its obligation to one of the money market mutual funds. The impairment loss was recorded in securities lending interest and other costs in the consolidated statements of income. At December 31, 2008 and 2007, CME’s securities lending program liabilities were zero and $2.9 billion, respectively.

As part of its merger with NYMEX Holdings, the company acquired the assets and liabilities of the NYMEX securities lending program. NYMEX also lends a portion of the securities that have been deposited to satisfy performance bond requirements to a third party in return for cash collateral. At December 31, 2008, NYMEX securities lending cash collateral was invested as follows:

(in thousands)	Cost	Fair Value	Unrealized Loss
Corporate debt securities	$401,578	$400,574	$(1,004)
Asset-backed securities	9,419	8,015	(1,404)
Repurchase agreements	18,369	18,369	—

Total Invested Collateral	$429,366	$426,958	$(2,408)

At December 31, 2008, all collateral was invested in securities with remaining maturities of one year or less. NYMEX securities lending program liabilities were $456.8 million at December 31, 2008.

In the second half of 2008, the company recorded aggregate impairment losses of $18.3 million on NYMEX invested collateral due to the default of one of the corporate debt issuers. The impairment loss was recorded in securities lending interest and other costs in the consolidated statements of income.

4. MARKETABLE SECURITIES

Available-for-Sale Securities. Certain marketable securities have been classified as available for sale. The amortized cost and fair value of these securities at December 31 were as follows:

	2008		2007
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury	$283,948	$284,842	$165,355	$165,765
U.S. Government agency	2,693	2,751	1,325	1,324
State and municipal	5,258	5,277	13,190	13,153
Equity	47	23	12	19

Total	$291,946	$292,893	$179,882	$180,261

Net unrealized gains (losses) on marketable securities classified as available for sale are reported as a component of other comprehensive income (loss) and included in the accompanying consolidated statements of shareholders’ equity. The fair value and the continuous duration of gross unrealized losses on marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, at December 31 were as follows:

	2008
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agency	$500	$1	$—	$—	$500	$1
State and municipal	2,588	33	—	—	2,588	33
Equity	23	24	—	—	23	24

Total	$3,111	$58	$—	$—	$3,111	$58

	2007
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$34,271	$49	$34,271	$49
U.S. Government Agency	—	—	1,324	1	1,324	1
State and municipal	—	—	11,391	43	11,391	43

Total	$—	$—	$46,986	$93	$46,986	$93

The company has the ability and intent to hold these marketable securities until a recovery of fair value, which may be maturity, and therefore does not consider these investments to be other-than-temporarily impaired at December 31, 2008 or 2007. Unrealized gains on marketable securities totaled $1.0 million at December 31, 2008 and $0.5 million at December 31, 2007.

At December 31, 2008, all marketable securities with a contractual maturity date were scheduled to mature within one year or less. The amortized cost and the fair value of these securities were $283.0 million and $283.8 million, respectively, at December 31, 2008.

CME’s policy allows it to pledge U.S. Treasury securities as performance bond collateral in lieu of, or in combination with, irrevocable letters of credit for the mutual offset agreement with Singapore Exchange Limited (SGX) (note 19). CME retains the earnings on the securities and may substitute letters of credit for these securities at its discretion. The aggregate fair value of pledged securities was $283.8 million and $100.1 million at December 31, 2008 and 2007, respectively. Pledged securities are included within marketable securities in the consolidated balance sheets.

Trading Securities. CME maintains additional investments in a diverse portfolio of mutual funds related to its non-qualified deferred compensation plan (note 16). The fair value of these securities was $17.2 million and $23.0 million at December 31, 2008 and 2007, respectively.

5. OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31:

(in thousands)	2008	2007
Net deferred income taxes (note 15)	$95,468	$18,399
Forward contract receivable (note 20)	33,446	2,660
Prepaid technology license and maintenance contracts	13,688	12,595
Other prepaid expenses	12,416	6,191
Refundable income taxes	9,213	175
Prepaid insurance	8,166	5,464
Unamortized debt costs	7,936	—
Other	8,751	10,416

Total	$189,084	$55,900

6. PERFORMANCE BONDS AND SECURITY DEPOSITS

CME clears and guarantees the settlement of CME, CBOT and NYMEX contracts traded in their respective markets. In its guarantor role, CME has precisely equal and offsetting claims to and from clearing firms on opposite sides of each contract, standing as an intermediary on every contract cleared. Clearing firm positions are combined to create a single portfolio for each clearing firm’s regulated and non-regulated accounts with CME for which performance bond and security deposit requirements are calculated. To the extent that funds are not otherwise available to CME to satisfy an obligation under the applicable contract, CME bears counterparty credit risk in the event that future market movements create conditions that could lead to clearing firms failing to meet their obligations to CME. CME reduces its exposure through a risk management program that includes initial and ongoing financial standards for designation as a clearing firm, initial and maintenance performance bond requirements and mandatory security deposits. Each clearing firm is required to deposit and maintain balances in the form of cash, U.S. Government securities, bank letters of credit or other approved investments to satisfy performance bond and security deposit requirements. All obligations and non-cash deposits are marked to market on a daily basis. Effective December 2008, the NYMEX performance bond and security deposit collateral has been fully integrated with the CME collateral portfolio. The NYMEX guarantee fund, which would have previously been used for any loss sustained by NYMEX due to the default of a clearing firm, was terminated, and NYMEX clearing firms have been included in the security deposit calculation.

In addition, the rules and regulations of CBOT require certain minimum financial requirements for delivery of physical commodities, maintenance of capital requirements and deposits on pending arbitration matters. To satisfy these requirements, CBOT clearing firms have deposited cash, U.S. Treasury securities and letters of credit.

CME accounts for its guarantee of settlement of contracts in accordance with FIN No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45). CME marks-to-market all open positions at least twice a day and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME’s guarantee would be one half day of changes in fair value of all open positions, before considering CME’s ability to access defaulting clearing firms’ performance bond and security deposit balances as well as other available resources. During 2008, CME transferred an average of approximately $4.4 billion a day through its clearing system for settlement from clearing firms whose positions have lost value to clearing firms whose positions have gained value. CME reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory security deposits. The company believes that the guarantee liability in accordance with FIN No. 45 is immaterial and therefore has not recorded any liability at December 31, 2008.

Cash performance bonds and security deposits are included in the consolidated balance sheets, and these balances may fluctuate significantly over time due to investment choices available to clearing firms and any change in the amount of deposits required. Securities are not reflected in the consolidated financial statements and CME does not earn any interest on these deposits.

Clearing firms, at their option, may instruct CME to deposit the cash held by CME into one of four IEF programs. The total principal in all IEF programs was $19.7 billion at December 31, 2008 and $19.2 billion at December 31, 2007. The security deposits held in the IEF2 program may be used as collateral for CME’s $600.0 million revolving line of credit. The consolidated statements of income reflect management fees earned under the IEF programs of $11.8 million, $8.4 million and $8.4 million during 2008, 2007 and 2006, respectively. These fees are included in other revenues.

CME and Options Clearing Corporation (OCC) have a cross-margin arrangement, whereby a common clearing firm may maintain a cross-margin account in which the clearing firm’s positions in certain CME futures and options are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC (note 19). Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or CME’s proportionate share per that agreement. In addition, CME has cross-margin agreements with LCH.Clearnet Croup (LCH) and Fixed Income Clearing Corporation (FICC) whereby the clearing firms’ offsetting positions with CME and LCH or CME and FICC, as applicable, are subject to reduced performance bond requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and LCH or CME and FICC, as applicable, each clearing house may reduce that firm’s performance bond requirements.

Each clearing firm is also required to deposit and maintain specified security deposits in the form of cash or approved securities. In the event that performance bonds, security deposits, and other assets required to support clearing membership of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of CME in excess of amounts needed for normal operations (surplus funds). Surplus funds totaled $56.8 million at December 31, 2008.

CME maintains a secured line of credit with a consortium of banks to provide liquidity and capacity to pay settlement variation to all clearing firms, even if a clearing firm may have failed to meet its financial obligations to CME, or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between the CME and the clearing firms (note 12). The amount available under the line of credit totaled $600.0 million at December 31, 2008. Additionally, CME has an option to request an increase in the credit facility to $1.0 billion. Clearing firm security deposits received in the form of U.S. Treasury or Government agency securities, or in money market mutual funds purchased through IEF2, as well as the performance bond assets of any firm that may default on its obligations to CME, can be used to collateralize the secured line of credit.

CME is required under the Commodity Exchange Act to segregate cash and securities deposited by clearing firms on behalf of their customers. In addition, CME rules require a segregation of all funds deposited by clearing firms from its operating funds.

Cash and securities held as performance bonds and security deposits at fair value at December 31 were as follows:

	2008		2007
(in thousands)	Cash	Securities and IEF Funds	Cash	Securities and IEF Funds
Performance bonds	$17,296,125	$96,220,538	$799,078	$57,165,539
Security deposits	152,301	1,997,858	18,623	1,440,034
Cross-margin arrangements	204,441	188,348	—	486,157
Performance collateral for delivery	646	3,599	15,321	49,840

Total	$17,653,513	$98,410,343	$833,022	$59,141,570

Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $179.6 million at December 31, 2008 and $137.5 million at December 31, 2007. These amounts are invested on an overnight basis and are offset by an equal liability owed to clearing firms.

In addition to cash and securities, irrevocable letters of credit may be used as performance bond deposits and security deposits. At December 31, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in thousands)	2008	2007
Performance bonds	$4,755,857	$2,751,900
Security deposits	61,000	45,000
Performance collateral for delivery	325,767	253,926

Total Letters of Credit	$5,142,624	$3,050,826

All cash, securities and letters of credit posted as performance bonds are only available to meet the financial obligations of that clearing firm to CME.

7. PROPERTY

A summary of the property accounts at December 31 is presented below:

(in thousands)	2008	2007
Land and land improvements	$58,577	$58,538
Building and building improvements	378,126	82,198
Leasehold improvements	183,247	207,000
Furniture, fixtures and equipment	355,237	283,004
Software and software development costs	211,563	181,833

Total property	1,186,750	812,573
Less accumulated depreciation and amortization	(479,535)	(435,121)

Property, net	$707,215	$377,452

8. INTANGIBLE ASSETS AND GOODWILL

During August 2008, the company merged with NYMEX Holdings. In connection with the merger, the company recorded goodwill and identifiable intangible assets. Indefinite-lived intangible assets consist primarily of trading products. Amortizable intangible assets include primarily customer relationships and real estate intangible assets. The values of goodwill and intangible assets are based on a preliminary purchase price allocation as of December 31, 2008.

On March 23, 2008, the company purchased CMA, a leading provider of credit derivatives market data, in exchange for cash. The excess of the preliminary purchase price over the net tangible assets and identifiable intangible assets was recorded as goodwill.

The company recorded a $3.2 million and $11.9 million impairment charge to reduce the carrying amounts of Swapstream intangible assets and goodwill, respectively, to their estimated fair values based on the results of an annual impairment test in 2008.

During July 2007, the company merged with CBOT Holdings. In connection with the merger, the company recorded goodwill and identifiable intangibles assets. Indefinite-lived intangibles consist primarily of trading products. Amortizable intangible assets included primarily customer relationships, the Dow Jones & Company, Inc. (Dow Jones) licensing agreement and real estate intangibles.

Goodwill activity for the years ended December 31, 2008 and 2007 consist of the following:

(in thousands)	Balance at January 1, 2008	Acquisitions	Impairment Adjustment	Other Activity (a)	Balance at December 31, 2008
CBOT Holdings	$5,037,316	$—	$—	$(1,213)	$5,036,103
NYMEX Holdings	—	2,438,867	—	(2,205)	2,436,662
CMA	—	60,685	—	(14,241)	46,444
Swapstream	11,895	—	(11,895)	—	—

Total Goodwill	$5,049,211	$2,499,552	$(11,895)	$(17,659)	$7,519,209

(in thousands)	Balance at January 1, 2007	Acquisitions	Impairment Adjustment	Other Activity (b)	Balance at December 31, 2007
CBOT Holdings	$—	$5,048,499	$—	$(11,183)	$5,037,316
Swapstream	11,496	—	—	399	11,895

Total Goodwill	$11,496	$5,048,499	$—	$(10,784)	$5,049,211

(a)	Other activity consists primarily of adjustments to restructuring costs and tax contingencies for CBOT Holdings, the recognition of excess tax benefits upon exercise of stock options assumed from CBOT Holdings and NYMEX Holdings, and foreign currency translation adjustments for CMA.
(b)	Other activity includes a foreign currency translation adjustment for Swapstream and the recognition of excess tax benefits upon exercise of stock options assumed from CBOT Holdings.

The company experienced a sharp decline in its stock price in the fourth quarter of 2008. The company believes this decline was principally driven by a significant decline in the stock market as a whole and the financial services sector in particular, as well as cyclical macroeconomic factors that are not necessarily indicative of changes in the company’s business as of December 31, 2008. However, the company is required to consider a market participant’s perspective when developing the assumptions used to estimate fair value for its annual impairment tests. As a result, it is possible that the estimated fair value of certain intangible assets and goodwill may be less than net book value when impairment testing is performed in the future. If so, the company would be required to record an impairment charge at that time.

Intangible assets, which include intangible assets acquired with CBOT Holdings, CMA and NYMEX Holdings as well as in prior transactions, consisted of the following at December 31:

	2008			2007
(in thousands)	Accumulated Cost	Amortization	Net Book Value	Accumulated Cost	Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,842,510	$(94,992)	$2,747,518	$1,480,700	$(23,415)	$1,457,285
Lease-related intangibles	83,218	(9,872)	73,346	42,176	(2,526)	39,650
Dow Jones licensing agreement	74,000	(9,874)	64,126	74,000	(3,147)	70,853
Technology-related intellectual property	28,360	(8,021)	20,339	4,100	(908)	3,192
Open interest	12,300	(9,450)	2,850	2,300	(2,152)	148
Market maker agreement	9,682	(4,326)	5,356	9,682	(2,898)	6,784
Other (c)	3,578	(2,157)	1,421	3,000	(1,723)	1,277

Total Amortizable Intangible Assets	$3,053,648	$(138,692)	2,914,956	$1,615,958	$(36,769)	1,579,189

Indefinite-Lived Intangible Assets:
Trading products			16,982,000			7,987,000
Trade names			451,846			215,000
Other (d)			2,571			2,600

Total Indefinite-Lived Intangible Assets			17,436,417			8,204,600

Total Intangible Assets			$20,351,373			$9,783,789

(c)	Other amortizable intangible assets consist primarily of non-compete and service agreements, trade names with limited lives, and foreign currency translation adjustments on Swapstream and CMA’s intangible assets.
(d)	Other indefinite-lived intangible assets consist of products in development, a regulatory license and foreign currency translation adjustments on CMA and Swapstream’s intangible assets.

Total amortization expense for intangible assets was $98.7 million, $33.9 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the future estimated amortization expense related to amortizable intangible assets is expected to be:

(in thousands)	Estimated Annual Amortization Expense
2009	$124,554
2010	121,299
2011	121,057
2012	116,373
2013	110,696
Thereafter	2,320,977

On September 7, 2008, the company completed the sale of CBOT metals trading products, including open interest, to NYSE Euronext. Metals trading products, which were acquired as part of the merger with CBOT Holdings, had a carrying amount of approximately $28.0 million at the sale date. The company recognized a loss of $2.3 million, which is recorded in other expenses in the consolidated statements of income.

9. BUILDING TENANT LEASES

As a result of the mergers with CBOT Holdings and NYMEX Holdings, the company has acquired four buildings, three in Chicago and one in New York, with over 2.0 million square feet of commercial space. A portion of the space is utilized by the company as office space and for the trading floors. The remaining space is leased by third party tenants, including customers and shareholders, over terms ranging from one to nineteen years. The terms of the leases with customers and shareholders are consistent with terms for other third-party tenants.

Minimum future cash flows from rental revenue are as follows:

(in thousands)	Minimum Rental Payments
2009	$31,831
2010	26,806
2011	24,559
2012	22,019
2013	16,534

10. OTHER ASSETS

Other assets consisted of the following at December 31:

(in thousands)	2008	2007
BM&F common stock (note 11)	$262,905	$—
Other long-term investments (note 11)	83,360	—
CBOE exercise right privileges	36,566	36,566
Other prepaid expenses	29,771	5,799
Deferred rental income	21,239	15,364
Cash surrender value of executive life insurance policies	11,362	10,954
Prepaid defined benefit plan assets (note 16)	5,408	7,906
Investment in FXMS (note 11)	480	13,605
Other	18,238	18,496

Total	$469,329	$108,690

Under the terms of the company’s merger agreement with CBOT Holdings, eligible CBOT members who hold CBOE exercise right privileges (ERP) were each given the choice of tendering their ERP to CME Group for $250,000 payable after the closing or to participate as a class member in the CBOE lawsuit with a guaranteed payment of up to $250,000 if the lawsuit results in a recovery of less than that amount. At closing, there were 1,331 ERPs outstanding. In August 2007, 159 ERPs were tendered to the company. The cost of the exercise rights acquired was reduced by the fair value of the guarantee liability for the ERPs tendered at the date of tender. The acquired ERPs are recorded at the lower of cost or fair value and are assessed for other-than-temporary impairment on a quarterly basis.

The cash surrender values of executive life insurance policies reflect their fair values at December 31, 2008.

Other consists primarily of prepaid software and hardware maintenance, prepaid insurance, deferred rental brokerage, and deferred income taxes.

11. LONG-TERM INVESTMENTS

The company maintains various long-term investments as described below. In connection with CME Group’s merger with NYMEX Holdings in August 2008, the company acquired investments in ConfirmHub LLC (ConfirmHub), IMAREX ASA (IMAREX), TMX Group Inc., and DME Holdings Limited (DME Holdings). The investments are recorded in other assets in the consolidated balance sheets.

BM&F Bovespa SA. In February 2008, CME Group purchased an interest in Bolsa de Mercadorias & Futuros S.A. through the issuance of CME Group common stock valued at $631.4 million. Subsequent to this investment, Bolsa de Mercadorias & Futuros S.A. merged with Bovespa Holdings S.A. to become BM&F Bovespa S.A. (BM&F). The company owns approximately 5% of BM&F and accounts for its investment using the cost method of accounting in accordance with SFAS No. 115. BM&F is not a variable interest entity as defined under FIN No. 46(R). In December 2008, the company reduced its investment in BM&F by $368.4 million consisting of $274.5 million of impairment expense due to a decline in BM&F’s market value and $93.9 million of unrealized losses in accumulated other comprehensive income (loss) due to unfavorable changes in foreign exchange rates between the U.S. dollar and Brazilian real. The company’s total investment was $262.9 million at December 31, 2008. The company may not sell its shares in BM&F for four years after the purchase date. As a result, BM&F stock will be carried at cost until within 12 months of the restriction lapsing, after which time the stock will be accounted for as an available-for-sale security.

ConfirmHub. CME Group acquired a 25% interest in ConfirmHub, a joint venture headquartered in Houston, Texas. ConfirmHub is a web based post trade confirmation system that offers a broad range of electronic management capabilities. The investment in ConfirmHub is accounted for under the equity method. ConfirmHub is not a variable interest entity as defined under FIN No. 46(R). The company’s total investment balance at December 31, 2008 was $1.4 million. Net losses are included in equity in losses of unconsolidated subsidiaries in the consolidated statements of income and totaled $0.1 million for the year ended December 31, 2008.

DME Holdings. CME Group acquired an approximate 25% interest in the joint venture, DME Holdings, the indirect owner of Dubai Mercantile Exchange Limited (DME). DME is the first Middle East energy futures exchange. CME Group accounts for the investment in DME Holdings using the equity method of accounting. DME Holdings is not considered a variable interest entity under FIN No. 46(R). The balance of CME Group’s investment in DME Holdings at December 31, 2008 was $34.1 million. Net losses are included in equity in losses of unconsolidated subsidiaries in the consolidated statements of income and totaled $3.9 million for the year ended December 31, 2008.

FXMarketSpace. In May 2006, CME Group entered into an agreement with Thompson Reuters Group PLC and its wholly-owned subsidiaries, Reuters Holdings Limited and Reuters Limited (Reuters, collectively), to create FXMS, the world’s first centrally-cleared, global foreign exchange marketplace, through a joint venture owned 50% each. The company’s investment in FXMS was recorded using the equity method of accounting. FXMS is not a variable interest entity under FIN No. 46(R). Early in the fourth quarter of 2008, FXMS terminated its operations. As a result, during the third quarter of 2008 the company recognized $15.9 million of expense in equity in losses of unconsolidated subsidiaries in the consolidated statements of income for the full amount of the company’s existing investment in FXMS and the portion of remaining capital needed to wind down operations. Net losses are included in equity in losses of unconsolidated subsidiaries in the consolidated statements of income and totaled $10.8 million, $13.2 million and $6.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

IMAREX ASA. CME Group acquired approximately 15% of IMAREX, headquartered in Oslo, Norway. IMAREX operates a hybrid model of electronic trading and voice brokerage and offers research, transaction and settlement services for financial derivatives based on oceangoing freight, airborne emissions, farmed salmon, electric power and heavy fuel oil. The investment in IMAREX is accounted for as available for sale in accordance with SFAS No. 115. At December 31, 2008 the fair value was $18.6 million and the unrealized loss was $22.8 million.

OneChicago. The company accounts for its interest in OneChicago, a joint venture, under the equity method of accounting. OneChicago is not a variable interest entity as defined under FIN No. 46(R). On March 15, 2006, Interactive Brokers Group LLC made an investment for a 40% interest in OneChicago. As a result, the company’s ownership decreased from approximately 40% to 24%. As a result of the merger with CBOT Holdings in 2007, the company acquired an additional 5% ownership interest which totaled $0.7 million and $0.9 million at December 31, 2008 and 2007, respectively. The company’s total investment balance was $3.9 million at December 31, 2008. Net losses are included in equity in losses of unconsolidated subsidiaries in the consolidated statements of income and totaled $1.0 million, $0.8 million, and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. CME provides certain communications and regulatory services to OneChicago, fees from which are included in other revenues, and earned $0.4 million, $0.5 million and $0.9 million in revenue for these services in 2008, 2007 and 2006, respectively.

TMX Group Inc. CME Group acquired approximately 2% of TMX Group Inc., headquartered in Toronto, Ontario. TMX Group’s subsidiaries operate cash and derivatives markets for multiple asset classes including equities, fixed income and energy. The investment in TMX Group Inc. is accounted for as available for sale in accordance with SFAS No. 115. At December 31, 2008 the fair value was $29.1 million and the unrealized loss was $16.9 million.

12. DEBT

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

On August 22, 2008, CME Group entered into a $1.4 billion senior credit facility, with various financial institutions, which provides for term loans of up to $420.5 million and for revolving loans of up to $995.5 million. This facility expires on August 22, 2011. The company may, at its option, so long as it is not in default, increase the revolving portion of the facility up to $1.1 billion with the consent of only the various financial institutions providing the additional funds. Proceeds from this facility were used, in part, to finance the merger with NYMEX Holdings, to pay merger-related transaction costs in connection with that merger and to refinance certain existing indebtedness of NYMEX Holdings. Borrowings under the revolving portion of this facility were used, in part, to provide ongoing working capital and for other corporate purposes of the company and its subsidiaries, including supporting issuances of commercial paper, financing dividends and repurchasing stock. As of December 31, 2008, the company had borrowed and subsequently repaid $995.5 million of this facility.

On August 22, 2008, CME Group initiated a 364-day revolving bridge facility with various financial institutions. The facility initially provided for loans of up to $3.2 billion, but was later reduced to $1.3 billion. At its option, the company may borrow under the facility at the prime rate. As of December 31, 2008, the company had borrowed and subsequently repaid $187.0 million of this facility. Proceeds from the program were used in part to fund the company’s merger with NYMEX Holdings. The revolving bridge facility also served as a back-up facility for a commercial paper program. On November 17, 2008, CME Group entered into an amendment that added additional lenders under the facility and provided for the postponement of the payment by the company of certain continuation fees. On February 10, 2009, CME Group terminated this facility.

On October 10, 2008, CME renewed its $600.0 million secured committed line of credit with a consortium of banks. The secured credit agreement, which expires on October 9, 2009, is collateralized by clearing firm security deposits held by the clearing house in the form of U.S. Treasury or agency securities, security deposit funds in IEFs and performance bond deposits of the clearing firm that defaulted on its obligation, if any. The amount held as available collateral at December 31, 2008 was $2.1 billion. The line of credit can only be drawn on to the extent that it is collateralized and may be utilized in certain situations, such as a temporary disruption of the domestic payments system that would delay settlement between the exchange and its clearing firms, or in the event of a clearing firm default. As of December 31, 2008, the company has not borrowed any funds against the revolving loan facility.

On February 10, 2009, CME Group completed a public debt offering of $750.0 million of 5.75% fixed rate notes due in 2014. Net proceeds from the offering were used to repay commercial paper borrowings backstopped by the 364-day revolving bridge facility. The remaining net proceeds from the offering will be used for general corporate purposes.

Debt consisted of the following at December 31:

(in thousands)	2008	2007
Short-term debt:
$250 million floating rate notes due 2009, interest equal to 3-month LIBOR plus 0.20%, reset quarterly (1)	$249,850	$—
Commercial paper	—	164,435

Total short-term debt	$249,850	$164,435

Long-term debt:
$300 million floating rate notes due 2010, interest equal to 3-month LIBOR plus 0.65%, reset quarterly (1)	$299,520	$—
$750 million fixed rate notes due 2013, interest equal to 5.40%	747,510	—
Term loan due 2011, interest equal to 3-month LIBOR plus 1.00% reset quarterly (1)	420,500	—
Commercial paper (2)	1,498,549	—

Total long-term debt	$2,966,079	$—

(1)	See note 20 for a discussion of the interest rate swaps associated with these borrowings.
(2)	This is the portion of commercial paper backed by the three-year senior credit facility and the 364-day revolving bridge facility. Commercial paper backed by the revolving bridge facility was repaid in February 2009 with the net proceeds from 5.75% fixed rate notes due 2014, which were issued on February 10, 2009.

Commercial paper with an aggregate par value of $1.5 billion and maturities ranging from one to 97 days was issued during 2008. The weighted average interest rate of commercial paper outstanding during the year was 2.61%. The weighted average balance of commercial paper outstanding during the year was $606.3 million.

Long-term debt maturities are as follows as of December 31, 2008:

(in thousands)	Par Value
2009	$—
2010	300,000
2011	1,920,636
2012	—
2013	750,000

The fair value of the $750 million fixed rate notes due 2013 is approximately $755.1 million at December 31, 2008. The carrying values of floating rate debt approximate fair value.

13. RESTRUCTURING

In August 2007, subsequent to its merger with CBOT Holdings, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operational efficiencies. Restructuring efforts include reductions in employee positions, the closure of duplicate facilities and consolidation of trading and other technologies. Total estimated restructuring costs of $30.1 million consist primarily of severance and transitional payments and contract termination penalties. Payments for restructuring cost related to the merger with CBOT Holdings were substantially complete by July 2008. The company recognized $2.0 million in restructuring expense for the year ended December 31, 2008.

In October 2008, subsequent to its merger with NYMEX Holdings, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operational efficiencies. Restructuring efforts include reductions in employee positions and consolidation of trading and other technologies.

Total estimated restructuring costs of $38.9 million consist primarily of severance and transitional payments. Payments for restructuring cost related to the merger with NYMEX Holdings are expected to be substantially complete by August 2009. Costs of $29.3 million were recognized as a liability in the preliminary allocation of NYMEX Holdings’ purchase price, and accordingly, have resulted in an increase to goodwill. In addition to costs recognized in purchase accounting, costs of $9.6 million are expected to be recognized as restructuring expense over the future service period required from transitional employees. Through December 31, 2008, the company has recorded restructuring expense of $2.8 million.

The following is a summary of restructuring activity:

	Planned Restructuring Costs	Interest on Deferred Payments	Accrued to Date	Total Cash Payments	Liability at December 31, 2008	Total Expected Payments
Severance and related costs-CBOT	$20,916	$154	$21,070	$(20,055)	$1,015	$21,256
Severance and related costs-NYMEX	32,093	—	32,093	(841)	31,252	38,900
Contract terminations-CBOT	8,597	280	8,877	(8,221)	656	8,877

Total Restructuring	$61,606	$434	$62,040	$(29,117)	$32,923	$69,033

Restructuring expense may change as the company executes its approved plans. Future increases in estimates will be recorded as an adjustment to goodwill during the purchase accounting allocation period and as an adjustment to operating expenses thereafter. Future decreases in estimates will be recorded as an adjustment to goodwill regardless of the date of the decrease.

14. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at December 31:

(in thousands)	2008	2007
Accrued operating expenses	$49,941	$28,905
Accrued employee bonus	35,346	45,725
Accrued restructuring	32,923	22,443
Debt interest payable	22,529	—
Accrued salaries and benefits	16,741	12,737
Broker fee rebates	13,934	—
Accrued real estate taxes	8,437	8,497
Derivative investment liability	7,250	—
Unearned revenue	4,545	2,872
Accrued income taxes	1,364	30,494
Other	18,757	5,942

Total	$211,767	$157,615

15. INCOME TAXES

Income before income taxes and the income tax provision consisted of the following for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	2008	2007	2006
Income before income taxes:
Domestic	$1,589,266	$1,119,488	$681,436
Foreign	(341,302)	(23,686)	(9,779)

Total	$1,247,964	$1,095,802	$671,657

Income tax provision:
Current:
Federal	$555,231	$396,310	$236,542
State	92,554	91,542	52,614
Foreign	(196)	—	—

Total	647,589	487,852	289,156

Deferred:
Federal	(117,094)	(40,703)	(21,253)
State	3,329	(9,880)	(3,594)
Foreign	(1,346)	—	—

Total	(115,111)	(50,583)	(24,847)

Total Provision for Income Taxes	$532,478	$437,269	$264,309

Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	2008	2007	2006
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.7	4.8	4.7
Impact of NYMEX acquisition on existing deferred taxes	3.9	—	—
Impact of Illinois tax law change	(3.1)	—	—
Other, net	1.2	0.1	(0.3)

Effective Tax Rate	42.7%	39.9%	39.4%

At December 31, deferred tax assets (liabilities) consisted of the following:

(in thousands)	2008	2007
Net Current Deferred Tax Assets:
Unrealized loss on investments	$49,850	$—
Stock-based compensation	30,396	4,629
Accrued expenses and other	15,222	13,770

Net Current Deferred Tax Assets	$95,468	$18,399

Net Non-Current Deferred Tax Assets:
Domestic unrealized loss on investment in BM&F	$144,871	$—
Property	—	33,178
Foreign losses	143,662	11,235
Stock-based compensation	—	12,377
Deferred compensation	10,883	8,878
Unrealized loss on securities	10,465	—
Accrued expenses and other	23,971	22,554

Subtotal	333,852	88,222
Valuation allowance	(168,334)	(11,235)

Total non-current deferred tax assets	165,518	76,987

Non-Current Deferred Tax Liabilities
Purchased intangible assets	(7,833,741)	(3,915,155)
Property	(60,063)	—
Other	—	(10,072)

Total non-current deferred tax liabilities	(7,893,804)	(3,925,227)

Net Non-Current Deferred Tax Liabilities	$(7,728,286)	$(3,848,240)

A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. A valuation allowance has been provided as of December 31, 2008 and 2007 for net operating loss carryforwards obtained through the acquisition of Swapstream and for net operating losses generated by those operations subsequent to the acquisition. In addition, a valuation allowance has been provided as of December 31, 2008 for the net operating loss and unrealized capital loss incurred in Brazil. These foreign loss carryforwards do not expire. During the year ended December 31, 2008, the company also recorded a partial valuation allowance on its domestic unrealized capital loss. The valuation allowance was recorded for the excess of the unrealized capital loss over the unrealized capital gains of the company.

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

At December 31, 2008 and 2007, the company had gross unrecognized tax benefits of $21.5 million and $9.7 million, respectively. Net of the tax impact in other jurisdictions, these unrecognized tax benefits were $14.7 million and $6.7 million, respectively, and would be recorded as a net reduction to income tax expense if recognized in the future. Total interest and penalties related to uncertain tax positions were $6.7 million and $2.8 million at December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, interest and penalties of $2.2 million and $1.5 million, respectively, were recognized in the consolidated statements of income. It is reasonably possible that the company’s unrecognized tax benefits could increase or decrease significantly during the next twelve months due to the resolution of certain state and local tax uncertainties; however it is not possible to estimate the potential change at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2008	2007
Balance as of January 1	$9,704	$5,369
Unrecognized tax benefits acquired at dates of mergers	1,654	2,280
Additions based on tax positions related to the current year	5,870	2,457
Additions for tax positions of prior years	7,175	569
Reductions for tax positions of prior years	(1,726)	(971)
Settlements with taxing authorities	(1,144)	—

Balance as of December 31	$21,533	$9,704

The company is subject to U.S. federal income tax as well as income taxes in Illinois and multiple other state, local and foreign jurisdictions. Substantially all federal and state income tax matters have been concluded through 2005 and 2004, respectively.

16. EMPLOYEE BENEFIT PLANS

Pension Plans. CME Group maintains a non-contributory defined benefit cash balance pension plan for eligible employees. CME’s plan provides for a contribution to the cash balance account based on age and earnings and includes salary and cash bonuses in the definition of earnings. Employees who have completed a continuous 12-month period of employment and have reached the age of 21 are eligible to participate. Participant cash balance accounts receive an interest credit equal to the greater of the one-year constant maturity yield for U.S. Treasury notes or 4.0%. Participants become vested in their accounts after three years of service. Prior to December 31, 2008, CME Group also maintained a non-contributory defined benefit pension plan for the former CBOT employees. The benefits payable under the CBOT pension plan were based primarily on years of service and the employees’ average compensation levels. Effective December 31, 2008, the CBOT plan was merged into the CME plan. CBOT employees hired on or after January 1, 2006 were not eligible to participate in the plan. In addition, NYMEX employees will be eligible to participate in the combined plan on January 1, 2009. The measurement date used for the plan is December 31.

Information regarding the aggregate status and activity of the plans, including the CBOT activity subsequent to July 13, 2007, is indicated below:

(in thousands)	2008	2007
Change in Projected Benefit Obligation:
Benefit obligation at the beginning of the year	$89,980	$49,917
CBOT’s benefit obligation at July 12, 2007	—	35,151
Service cost	8,232	6,878
Interest cost	5,561	4,325
Actuarial gain (loss)	208	(108)
Benefits paid	(15,613)	(5,889)
Curtailments	—	(294)

Projected Benefit Obligation at End of Year	$88,368	$89,980

The aggregate accumulated benefit obligation at December 31, 2008 and 2007 was $74.2 million and $77.1 million, respectively.

(in thousands)	2008	2007	2006
Change in Plan Assets:
Fair value of plan assets at beginning of year	$97,886	$50,467	$44,645
Fair value of CBOT’s plan assets at July 12, 2007	—	43,370	—
Actual return on plan assets	(19,497)	688	4,740
Employer contributions	31,000	9,250	2,600
Benefits paid	(15,613)	(5,889)	(1,518)

Fair Value of Plan Assets at End of Year	$93,776	$97,886	$50,467

At December 31, 2008 and 2007, the fair value of pension plan assets exceeded the projected benefit obligation by $5.4 million and $7.9 million, respectively. This excess is recorded as a non-current pension asset due to the adoption of SFAS No. 158.

The funding goal for the exchange is to have its pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2008 assumptions have been used to project the liabilities and assets from December 31, 2008 to December 31, 2009. The result of this projection is that estimated liabilities would exceed the fair value of the plan assets at December 31, 2009 by approximately $5.0 million. Accordingly, it is estimated that a $5.0 million contribution in 2009 will allow the company to meet its funding goal.

The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate are indicated below:

(in thousands)	2008	2007	2006
Components of Net Pension Expense:
Service cost	$8,232	$6,878	$5,671
Interest cost	5,561	4,325	2,665
Expected return on plan assets	(7,019)	(5,199)	(3,162)
Amortization of prior service cost	21	22	6
Recognized net actuarial loss	368	100	206
Curtailment loss	—	16	—

Net Pension Expense	$7,163	$6,142	$5,386

Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	6.10%	6.10%	5.80%
Rate of compensation increase	5.00	5.00	5.00
Cash balance interest crediting rate	4.10	4.10	4.00

Assumptions Used to Determine Net Pension Expense:
Discount rate	6.10%	6.20%	5.50%
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.00	8.00	7.50
Interest crediting rate	4.10	4.10	4.00

The discount rate for the plan is determined based on an interest rate yield curve pursuant to Emerging Issues Task Force Topic No. D-36, “Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions.” The yield curve is comprised of bonds with a rating of Aaa and Aa and maturities between zero and thirty years. The expected annual benefit cash flows for the plan are discounted to develop a single-point discount rate by matching the plan’s expected payout structure to such yield curve.

The basis for determining the expected rate of return on plan assets for the plan is comprised of three components: historical returns, industry peers and forecasted return. The plan’s total return is expected to equal the composite performance of the security markets over the long term. The security markets are represented by the returns on various domestic and international stock, bond and commodity indexes. These returns are weighted according to the allocation of plan assets to each market and measured individually.

The component of the investment policy for the plan that has the most significant impact on returns is the asset mix. The asset mix has a minimum and maximum range depending on asset class. The plan assets are diversified to minimize the risk of large losses by any one or more individual assets. Such diversification is accomplished, in part, through the selection of asset mix and investment management. The asset allocation for the CME plan, by asset category, at December 31 was as follows:

	2008	2007
Cash	59%	—%
Equity securities	26	57
Debt securities	15	38
Other investments	—	5

The asset allocation for CBOT’s plan, by asset category, at December 31 was as follows:

2007
Cash and cash equivalents	38%
Equity securities	37
Debt securities	25

The target asset allocation at December 31, 2008 was impacted by a cash deposit made on that date to fund the required contribution for 2008 and to facilitate the combination of the CBOT and CME plans. The company is currently evaluating its target asset allocation for the remainder of 2009.

The balance and activity of the prior service costs and actuarial losses, which are included in accumulated other comprehensive income (loss), are as follows:

(in thousands)	Prior Service Costs	Actuarial Loss
Balance at January 1, 2008	$203	$6,721
Unrecognized loss	—	26,725
Recognized as a component of net pension expense	(20)	(368)

Balance at December 31, 2008	$183	$33,078

The company expects to amortize $2.5 million of actuarial loss and $21,000 of prior service costs from accumulated other comprehensive income (loss) into net periodic benefit costs in 2009.

At December 31, 2008, anticipated benefit payments from the plans in future years are as follows:

(in thousands)	Year
2009	$5,643
2010	6,650
2011	7,450
2012	8,193
2013	8,873
2014-2018	55,772

Other Post-Retirement Benefit Plan. In conjunction with the NYMEX Holdings merger, CME Group assumed the obligation for the post-employment and post-retirement benefit plans for legacy and former NYMEX employees. The post-employment plan offers benefits to employees after employment but before retirement. Post-employment benefits include both short-term disability income benefits and long-term disability related health benefits. CME Group accrues for these future post-employment benefits, which are funded as payments become due. The post-retirement plan offers certain health care and life insurance benefits for qualifying retired employees of NYMEX. Certain legacy employees of NYMEX who met the specified age and years of service criteria by December 31, 2008, or who will have met the criteria before their transitional assignment is completed, were grandfathered into the post-retirement plan. The plan has been closed to new participants. CME Group funds the benefit costs as payments become due. At December 31, 2008, the projected benefit obligation of these plans was $4.3 million. The plan’s net periodic benefit cost was $0.1 million for the period August 23 through December 31, 2008.

CME Group also maintains a post-retirement benefit plan for legacy and former CBOT employees. Employees retiring from CBOT on or after age 55, who have at least ten years of services, or after 65 with five years of service, are entitled to post-retirement medical benefits. Effective January 1, 2008, the plan was closed to new participants. CME Group funds benefit costs as payments become due. The measurement date of plan obligations is December 31. At December 31, 2008, the projected benefit obligation of the plan was $4.7 million. The plan’s net periodic benefit cost was $0.2 million in 2008 and for the period July 13 through December 31, 2007.

Savings Plan. CME maintains a savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby all U.S. employees are participants and have the option to contribute to this plan. CME matches employee contributions up to 3% of the employee’s base salary and may make additional discretionary contributions of up to 2% of base salary. In conjunction with various changes to its retirement benefits strategy, the exchange has not made a discretionary contribution since 2005. Effective January 1, 2008, the qualified savings plan for CBOT employees was merged into the CME plan. Aggregate expense for the savings plans amounted to $4.3 million, $3.7 million and $3.0 million in 2008, 2007 and 2006, respectively.

NYMEX maintained a defined contribution plan that incorporates a deferred salary arrangement under Section 401(k) of the Internal Revenue Code to all eligible legacy NYMEX domestic employees. Employee contributions are matched up to a maximum of 3% of salary. In addition, annual contributions ranging from 2% to 7% are made based upon tenure for each eligible plan member. The cost of these contributions totaled $0.8 million for the period August 23 through December 31, 2008. As of January 1, 2009, NYMEX’s plan was merged with CME’s plan for U.S. employees. No further contributions will be made to the NYMEX plan after that date.

CME London-based employees are eligible to participate in a defined contribution plan. The plan provides for company contributions of 10% of earnings and does not have any vesting requirements. Salary and cash bonuses paid are included in the definition of earnings. Total expense for the London defined contribution benefit plan was $0.7 million, $0.6 million and $0.3 million in 2008, 2007 and 2006, respectively.

CME Non-Qualified Plans. The following non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf, are maintained by CME. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the exchange and totaled $17.2 million and $23.0 million at December 31, 2008 and 2007, respectively. Although the value of the plans is recorded as an asset in the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense.

Supplemental Savings Plan – CME maintains a supplemental plan to provide benefits for employees who have been impacted by statutory limits under the provisions of the qualified pension and savings plan. All CME employees hired prior to January 1, 2007 are immediately vested in their supplemental plan benefits. All CME employees hired on or after January 1, 2007 are subject to the vesting requirements of the underlying qualified plans. Total expense for the supplemental plan was $1.3 million, $0.9 million and $0.8 million for 2008, 2007 and 2006, respectively.

Deferred Compensation Plan – A deferred compensation plan is maintained by CME, under which eligible officers and members of the Board of Directors may contribute a percentage of their compensation and defer income taxes thereon until the time of distribution.

CBOT Supplemental Retirement Plan. CME Group maintains a non-qualified supplemental retirement plan for former officers of CBOT Holdings who elected to participate in the plan. The liability for this plan, which amounted to $1.4 million and $1.6 million as of December 31, 2008 and 2007, respectively, is funded by life insurance policies on the lives of the participating employees. There is a trust established for the purpose of administering this non-qualified plan.

NYMEX Non-Qualified Plans. As part of the merger with NYMEX Holdings, CME Group assumed the obligation for the non-qualified deferred compensation plan for key employees of NYMEX. The plan allows for matching and regular year-end contributions to the deferred plan. Matching and year-end contribution percentages follow the same guidelines as the NYMEX defined contribution plan. It is intended to be unfunded and, therefore, all compensation deferred under the deferred plan is held by CME Group and commingled with its general assets. At December 31, 2008, the liability for the deferred plan was $1.9 million. The total assets for the plan, which are subject to the claims of general creditors, are $1.9 million at December 31, 2008.

NYMEX Members’ Retirement Plan and Benefits. NYMEX maintained a retirement and benefit plan under the COMEX Members’ Recognition and Retention Plan (MRRP). This plan provides benefits to certain members of the COMEX division based on long-term membership, and participation is limited to individuals who were COMEX division members prior to NYMEX’s acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of this acquisition. Under the terms of the MRRP, the company is required to fund the plan with a minimum annual contribution of $400,000 until it is fully funded. All benefits to be paid under the MRRP are based on reasonable actuarial assumptions which are based upon the amounts that are available and are expected to be available to pay benefits. Total contributions to the plan for the period August 23 through December 31, 2008 was $0.8 million. At December 31, 2008, the total obligation for the MRRP totaled $20.1 million. Assets with a fair value of $13.1 million have been allocated to this plan at December 31, 2008.

17. OTHER LIABILITIES

Other liabilities consisted of the following at December 31:

(in thousands)	2008	2007
Post-retirement and non-qualified benefit plans	$29,043	$6,936
Deferred rent	27,913	21,724
Derivative investments, at fair value	25,894	—
Accrued federal and state tax	28,264	—
Non-qualified deferred compensation plans	19,078	23,047
Guarantee of exercise right privileges (note 19)	1,159	13,983
Unearned revenue	—	7,109
Other	1,394	3,458

Total	$132,745	$76,257

18. COMMITMENTS

Operating Leases. CME Group has commitments under operating leases for certain facilities that are accounted for in accordance with SFAS No. 13, “Accounting for Leases.” On August 24, 2007, the company renegotiated the operating lease for its headquarters at 20 South Wacker Drive in Chicago. The lease, which has an initial term ending on November 30, 2022, contains two consecutive renewal options for seven and ten years and a contraction option which allows the company to reduce its occupied space after November 30, 2018. Annual minimum payments under the headquarters operating lease now range from $6.9 million to $10.8 million.

In August 2006, CME Group entered into an operating lease for additional office space in Chicago. The initial lease term, which became effective on August 10, 2006, terminates on November 30, 2023. The lease contains two 5-year renewal options beginning in 2023. Annual minimum rentals for this lease range from $3.7 million to $5.6 million.

CME Group also maintains an operating lease for office space in London which became effective on November 3, 2006. The lease will terminate on March 1, 2019. However, CME Group has an option to terminate the lease without penalty on December 25, 2011. Annual minimum rentals range from $0.8 million to $0.9 million. If CME Group does not exercise the option to terminate the lease on December 25, 2011, annual minimum rental payments will be $1.3 million after 2011. In conjunction with this lease, CME Group entered into an agreement to sublease a portion of this space to FXMS; however, since FXMS is winding down operations, CMA will assume the space previously occupied by FXMS in early 2009.

Leases for other locations where CME Group maintains space expire at various times from 2012 to 2014 with annual minimum rentals that will not exceed $4.8 million in any year.

Total rental expense, including equipment rental, was $36.2 million in 2008, $31.4 million in 2007 and $24.7 million in 2006.

Other Commitments. Commitments include long-term liabilities as well as contractual obligations that are non-cancelable. These contractual obligations totaled $49.8 million at December 31, 2008 and relate primarily to software licenses, maintenance and telecommunication services that are expensed as the related services are used.

Future minimum obligations under non-cancelable operating leases, purchase obligations and other liabilities in effect at December 31, 2008 are payable as follows (in thousands):

Year	Operating Leases	Purchase Obligations	Other Liabilities	Total
2009	$19,351	$13,623	$1,217	$34,191
2010	21,235	12,852	—	34,087
2011	21,491	9,321	—	30,812
2012	18,851	6,000	—	24,851
2013	17,603	4,000	—	21,603
Thereafter	144,561	4,000	—	148,561

Total	$243,092	$49,796	$1,217	$294,105

Licensing Agreements. CME Group has various licensing agreements including agreements with Standard & Poor’s (S&P), Nasdaq OMX Group, Inc. (NASDAQ OMX) and Dow Jones relating to certain equity index products. The license agreement with S&P provides that the S&P 500 Index futures and options will be exclusive through December 31, 2016 so long as certain volume requirements are met. In 2008, the company extended its license agreement with NASDAQ OMX, which is exclusive with respect to futures and options on futures contracts based on certain NASDAQ OMX indexes through October 9, 2019.

On September 11, 2007, CME Group renewed its product licensing agreement with Dow Jones. The agreement enables the exchange to continue to exclusively offer futures and options on futures products based on the Dow Jones Industrial Average and other Dow Jones Indexes. The new agreement is effective January 1, 2008 through December 31, 2014 and included an upfront payment as well as minimum annual payments. The agreement also includes a provision for a five year renewal term and successive annual renewal terms after the initial five year renewal term until cancelled by either party six months prior to the annual renewal date.

Other Agreements. In 1994, NYMEX Holdings entered into a Letter of Intent with Battery Park City Authority (BPCA), New York Economic Development Corporation (EDC) and Empire State Development Corporation (ESDC) to construct a new trading facility and office building on a site in Battery Park City. By agreement dated May 18, 1995, the EDC and ESDC agreed to provide funding of $128.7 million to construct the facility. NYMEX Holdings is liable for liquidated damages on a declining scale if it violates terms of the occupancy agreement at any time prior to 15 years from the date of occupancy, July 7, 1997. Such a violation could also potentially trigger a cross default under the ground lease described below.

In May 1995, NYMEX Holdings signed a ground lease (expiring June 2069) with BPCA for the site where it constructed its headquarters and trading facility. The lease establishes payments in lieu of taxes (PILOTs) due to New York City, as follows: for the trading portion of the facility, PILOTs are entirely abated for the first 20 years after occupancy; for the office portion of the facility, PILOTs are entirely abated for one year after occupancy. For the next 10 years, PILOTs will range from 25% to 92.5% of taxes. Sub-let space is not eligible for abatements.

In 2002, NYMEX Holdings entered into an agreement and received a $5.0 million grant from ESDC. This agreement requires NYMEX Holdings to maintain certain annual employment levels, and the grant is subject to recapture amounts, on a declining scale, through January 1, 2012.

19. CONTINGENCIES AND GUARANTEES

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

The second complaint, amended as of September 18, 2008, is a purported consolidated class action on behalf of NYMEX Class A members (the member complaint) which alleges claims substantially similar to those raised in the shareholder complaint. The member plaintiff initially sought to enjoin the merger; however, she pulled the preliminary injunction hearing from the court’s calendar on August 5, 2008 after becoming satisfied that there had been adequate disclosures by NYMEX Holdings and CME Group. The member plaintiff now seeks damages for the alleged breaches of fiduciary duties and a declaration that the waiver and release is invalid and unenforceable. On September 22, 2008, CME Group filed a motion to dismiss and stay discovery. On September 26, 2008, the member plaintiffs, jointly with the shareholder plaintiffs, filed a motion for declaratory judgment and requested an expedited hearing on their motion. On October 2, 2008, the Court denied the plaintiffs’ request for expedition and granted CME Group’s request to stay discovery in both actions. On February 9, 2009, the court heard all outstanding motions (the company’s motion for summary judgment and motion to dismiss and the plaintiff’s motion for partial summary judgment). We are currently awaiting the court’s ruling on the motion. Based on its investigation to date and advice from counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

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

On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the CBOE. The lawsuit seeks to enforce and protect the ERPs. The lawsuit alleges that these ERPs allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. On June 2, 2008, the parties reached a settlement in principle with CBOT Holdings, under which eligible CBOT members who held ERPs were each given the choice of tendering their ERP to the company for $250,000 payable after the closing or to participate as a class member in the CBOE lawsuit with a guaranteed payment of up to $250,000 from the company if the lawsuit results in a recovery of less than that amount. Pursuant to the terms of the settlement, holders of ERPs could submit a claim to participate in the settlement as a Class A or Class B settlement participant on October 14, 2008. Participating Class A members will share in an equity pool equal to 18 percent of the total common stock issued by CBOE in its demutualization and will share in cash pool of up to $300.0 million, subject to a cap of $600,000 per individual. Participating Class B members would be paid $250,000 per ERP. In December 2008, the judge heard objections to the proposed settlement. We are currently awaiting the court’s ruling on the approval of the settlement. The maximum possible aggregate payment under the company’s guarantee, assuming that all outstanding ERPs are paid $250,000 by the company, is $293.0 million.

On August 19, 2008, Fifth Market filed a complaint against CME Group and CME Inc. seeking a permanent injunction against CME’s Globex system and enhanced damages for what the plaintiff alleges is willful infringement, in addition to costs, expenses and attorneys’ fees. The suit alleges that CME infringes two U.S. patents. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

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

Mutual Offset Agreement. CME and SGX have a mutual offset agreement that has been extended through October 2009. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At December 31, 2008, CME was contingently liable to SGX on irrevocable letters of credit totaling $33.0 million and had pledged securities with a fair value of $283.8 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and security deposits of the defaulting clearing firm.

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

Mr. Donohue’s agreement is through December 31, 2009, subject to renewal by mutual written agreement. Under the terms of the agreement, Mr. Donohue’s annual base salary will be at least $0.9 million. In the event of a termination without cause, as defined in the agreement, Mr. Donohue is entitled to a one-time lump sum severance payment equal to two times his current base salary and will automatically vest in any outstanding equity awards that would have vested during the remaining term of the agreement. In the event Mr. Donohue voluntarily terminates the agreement for good reason, as defined in the agreement, Mr. Donohue is entitled to a one-time lump sum severance payment equal to two times his current base salary and will automatically vest in any outstanding equity award.

The employment agreements also provide that these executive officers are eligible to participate in CME Group’s benefit plans and programs, including the equity program and annual incentive plan, commensurate with their position in accordance with CME’s policies for executives in effect from time to time.

Cross-Margin Agreements. CME and OCC have a cross-margin arrangement, whereby a common clearing firm may maintain a cross-margin account in which the clearing firm’s positions in certain CME futures and options on futures contracts are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account are allocated 50% each to CME and OCC.

Cross-margin agreements exist with CME and Fixed Income Clearing Corporation (FICC) and LCH.Clearnet Group (LCH) whereby the clearing firms’ offsetting positions with CME are subject to reduced margin requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC or CME and LCH, as applicable, each clearing house may reduce the firm’s performance bond requirement. In the event of a firm default, the total liquidation net gain or loss on the firm’s offsetting open positions and the proceeds from the liquidation of the performance bond collateral held by each clearing house’s supporting offsetting positions are split evenly between CME and the applicable clearing house.

Additionally, for the FICC and LCH cross-margin agreements, if, after liquidation of all the positions and collateral of the defaulting firm at each respective clearing organization, and taking into account any cross-margining loss sharing payments, any of the participating clearing organizations has a remaining liquidating surplus, and any other participating clearing organization has a remaining liquidating deficit, any additional surplus from the liquidation will be shared with the other clearing houses to the extent that they have a remaining liquidating deficit. Any remaining surplus funds will be passed to the bankruptcy trustee.

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

Intellectual Property Indemnifications. Certain agreements with customers and other third parties related to accessing the CME Globex platform, the ClearPort platform, the Swapstream electronic trading platform, and/or the Clearing 21 platform; utilizing market data services, and licensing CME SPAN software may contain indemnifications from intellectual property claims that may be made against them as a result of their use of the applicable products and/or services. The potential future claims relating to these indemnifications cannot be estimated and, therefore, in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” no liability has been recorded.

20. DERIVATIVE INVESTMENTS

The company mitigates certain financial exposures to foreign currency exchange rate risk and interest rate risk through the use of derivative financial instruments as part of its risk management program.

Foreign Currency Derivatives. In connection with its purchase of BM&F stock in February 2008, CME Group purchased a put option to hedge against changes in the fair value of BM&F stock resulting from foreign currency rate fluctuations between U.S. dollar and the Brazilian real (BRL) beyond the option’s exercise price. Lehman Brothers Special Financing Inc. (LBSF) was the sole counterparty to this option contract. On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman was an event of default that gave the company the right to immediately terminate the put option agreement with LBSF. To mitigate credit risk, the derivative agreement required CME Group’s counterparty to collateralize substantially all of the option’s fair value with cash or U.S. Treasury securities. Upon termination of the option agreement, the company recognized a loss of $2.0 million due to the shortfall in collateralization. The company intends to file a proof of claim with the bankruptcy court.

The BM&F stock is currently carried at cost due to restrictions on CME Group’s ability to sell the stock. As of December 31, 2008, the company had not re-established a hedge against changes in fair value of the stock resulting from foreign currency exchange rate fluctuations.

During 2008, the company recognized a loss of $5.9 million due to the changes in the fair value of this option contract.

Interest Rate Derivatives. In connection with the issuance of floating rate debt in August 2008, the company entered into three interest rate swap agreements, designated as cash flow hedges, for purposes of hedging against a change in interest payments due to fluctuations in the underlying benchmark rate. These swaps are highly effective.

Under the first swap agreement, which is effective November 6, 2008 and matures on August 6, 2010, the company pays a fixed rate of interest and receives a variable rate of interest equal to the three-month LIBOR as determined on the quarterly reset date on a notional principal amount of $300.0 million. The net amount to be paid or received quarterly, beginning on February 6, 2009, is recorded as an adjustment to interest expense, while the change in fair value is recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet to the extent that the hedge is effective. Any ineffectiveness is recorded in the consolidated statements of income in the period incurred. The aggregate fair value of the interest rate swap as of December 31, 2008 was a liability of $9.0 million. For the year ended December 31, 2008, the company recognized a net unrealized loss of $9.1 million. An immaterial amount of the gross unrealized loss was considered ineffectiveness.

Under the second swap agreement, which is effective October 22, 2008 and matures on August 19, 2011, the company pays a fixed rate of interest and receives a variable rate of interest equal to the three-month LIBOR as determined on the quarterly reset date on a notional principal amount of $420.5 million. The net amount to be paid or received quarterly, beginning on January 22, 2009, is recorded as an adjustment to interest expense, while the change in fair value is recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet to the extent that the hedge is effective. Any ineffectiveness is recorded in the consolidated statements of income in the period incurred. The aggregate fair value of the interest rate swap as of December 31, 2008 was a liability of $21.9 million. For the year ended December 31, 2008, the company recognized a net unrealized loss related to the agreement of $23.0 million. An immaterial amount of the gross unrealized loss was considered ineffectiveness.

The company entered into a third interest rate swap agreement in October 2008, which is effective November 6, 2008 and matures on August 6, 2009. This swap is also designated as a cash flow hedge for purposes of hedging against a change in interest payments on floating rate debt due to fluctuations in the underlying benchmark rate. This swap is expected to be highly effective. Under the swap agreement, the company pays a fixed rate of interest and receives a variable rate of interest equal to the three-month LIBOR as determined on the quarterly reset date on a notional principal amount of $250.0 million. The net amount to be paid or received quarterly, beginning on February 6, 2009, will be recorded as an adjustment to interest expense, while the change in fair value is recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet to the extent that the hedge is effective. Any ineffectiveness will be recorded in the consolidated statements of income in the period incurred. The aggregate fair value of the interest rate swap as of December 31, 2008 was a liability of $2.2 million. For the year ended December 31, 2008, the company recognized a net unrealized loss related to the agreement of $2.2 million. An immaterial amount of the gross unrealized loss was considered ineffectiveness.

To mitigate counterparty credit risk, the swap agreements require collateralization by both counterparties for the swaps’ aggregate net fair value. Collateral, which is maintained in the form of cash, is adjusted and transferred on a daily basis.

21. CAPITAL STOCK

Shares Outstanding. The following table presents information at December 31:

(in thousands unless otherwise indicated)	2008	2007
Shares authorized (1)	1 billion	1 billion
Class A common stock (2) (3)	66.4 million	53.3 million
Class B-1 common stock	625	625
Class B-2 common stock	813	813
Class B-3 common stock	1,287	1,287
Class B-4 common stock	413	413

(1)	In connection with its merger with CBOT Holdings, CME Group amended its certificate of incorporation to increase the number of authorized shares of Class A common stock to 1.0 billion shares from 138.0 million shares.
(2)	In connection with its merger with NYMEX Holdings, CME group issued 12.5 million shares of Class A common stock to NYMEX Holdings’ shareholders.
(3)	In June 2008, CME Group board of directors authorized a share buyback program of up to $1.1 billion of CME Group Class A common stock, subject to market conditions. The share repurchase plan did not obligate CME Group to repurchase any specific dollar amount or number of shares of its Class A common stock. In January 2009, the share buyback program was temporarily suspended.

CME Group has no shares of preferred stock issued and outstanding.

On August 1, 2007, CME Group commenced a fixed price tender offer for up to 6.3 million shares of its Class A common stock (including the associated preferred stock purchase rights) at a price of $560 per share. The tender offer was completed on September 5, 2007 and CME Group accepted for purchase 1.7 million shares of its Class A common stock (including the associated preferred stock purchase rights), representing approximately 3% of the Class A common stock outstanding at the time of purchase.

Associated Trading Rights. Members of the exchange own or lease trading rights which entitle them access to the trading floors, discounts on trading fees and the right to vote on certain exchange matters as provided for by the rules of the particular exchange and CME Group’s or the subsidiaries’ organizational documents. Each class of CME Group Class B common stock is associated with a membership in a specific division for trading at CME. A CME trading right is a separate asset that is not part of or evidenced by the associated share of Class B common stock of CME Group. The Class B common stock of CME Group is intended only to ensure that the Class B shareholders of CME Group retain rights with respect to representation on the board of directors and approval rights with respect to the core rights described below.

Trading rights at CBOT are evidenced by Class B memberships in CBOT, at NYMEX by Class A memberships in NYMEX and at COMEX by COMEX Division memberships in COMEX. Members of the CBOT, NYMEX and COMEX exchanges do not have any rights to elect members of the board of directors and are not entitled to receive dividends or other distributions on their memberships.

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

Election of Directors. The CME Group Board of Directors is composed of 33 members, consisting of 20 directors from CME Holdings, 10 directors from the former CBOT Holdings and three directors from the former NYMEX Holdings. Holders of Class A and Class B common stock have the right to vote together in the election of 27 directors. Until 2012, at least ten of these 27 directors must be CBOT directors as defined by our bylaws. Holders of Class B-1, Class B-2 and Class B-3 common stock have the right to elect six directors, of which three are elected by Class B-1 shareholders, two are elected by Class B-2 shareholders and one is elected by Class B-3 shareholders. In February 2009, the board of directors approved a resolution to reduce the size of the board from 33 to 32 members effective as of the company’s 2009 annual meeting schedule for May.

Dividends. Holders of Class A and Class B common stock of CME Group are entitled to receive proportionately such dividends, if any, as may be declared by the CME Group Board of Directors.

Ownership Requirements. As of December 31, 2008, each clearing firm clearing only CME, CBOT or NYMEX products was required to own 8,000 shares of Class A common stock in addition to either the Class B common stock of CME Group or the associated CBOT or NYMEX trading privileges, as applicable. For firms clearing products at two exchanges, the Class A common stock ownership requirement is increased to 12,000 shares and for firms clearing at all exchanges, the requirement is increased to 16,000 shares. The total Class A common stock held by our clearing firms pursuant to this requirement was 1.4 million shares at December 31, 2008.

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

CME Group Omnibus Stock Plan. CME Group has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 4.0 million Class A shares have been reserved for awards under the plan. Awards totaling 3.4 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2008 (note 22).

CBOT Holdings Long-Term Equity Incentive Plan. In connection with the merger with CBOT Holdings, CME Group assumed CBOT Holdings’ 2005 Long-Term Equity Incentive Plan. Under the plan, stock-based awards may be made to certain directors, officers and other key employees or individuals. A total of 0.4 million shares have been reserved for awards under the plan. No awards have been granted under this plan subsequent to the merger and approximately 0.3 million shares remain available for future awards (note 22).

NYMEX Holdings Omnibus Long-Term Incentive Plan. In connection with the merger with NYMEX Holdings, CME Group assumed NYMEX Holdings’ 2006 Omnibus Long-Term Incentive Plan. Under the plan, stock-based awards may be made to any director, officer or employee of the company and other key individuals providing services to the company. A total of 1.0 million shares have been reserved for awards under the plan. No awards have been granted under this plan subsequent to the merger and approximately 0.6 million shares remain available for future awards (note 22).

Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. A total of 25,000 Class A shares have been reserved under this plan, and approximately 15,000 shares have been awarded through December 31, 2008 (note 22).

Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which eligible employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. A total of 40,000 Class A shares have been reserved under this plan, of which approximately 10,900 shares have been purchased through December 31, 2008 (note 22).

Share Repurchases. In June 2008, CME Group was authorized, by its board of directors, to pursue new initiatives to return capital to shareholders. The initiatives included a share buyback program of up to $1.1 billion of CME Group Class A common stock, subject to market conditions over a period of up to 18 months. The board’s authorization permitted the repurchase of shares through the open market, an accelerated program, a tender offer or privately negotiated transactions. The company repurchased shares pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act of 1934. The share repurchase plan did not obligate CME Group to repurchase any specific dollar amount or number of shares of its Class A common stock.

In 2008, the company purchased approximately 783,000 shares at an average price of $286 per share for a total cost of $224.0 million. In January 2009, the company decided to suspend the share repurchase program for the near term. From inception of the program through its suspension in January 2009, the company has purchased approximately 922,000 shares at an average price per share of $272 for a total cost of $250.8 million.

22. STOCK-BASED PAYMENTS

CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 4.0 million Class A shares have been reserved for awards under the plan. Awards totaling 3.4 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2008. Awards granted since 2003 generally vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years.

In connection with the merger with NYMEX Holdings, CME Group assumed stock options available or outstanding under NYMEX Holdings’ Omnibus Long-Term Incentive Plan. A total of 1.0 million shares have been reserved for awards under the plan. Awards totaling 0.6 million shares were outstanding under this plan at the time the merger closed and CME Group assumed the plan. No options have been awarded under this plan subsequent to the merger.

In connection with the merger with CBOT Holdings, CME Group assumed stock options available or outstanding under CBOT Holdings’ Long-Term Equity Incentive Plan. A total of 0.4 million shares have been reserved for awards under the plan. Awards totaling 0.1 million shares were outstanding under this plan at the time the merger closed and CME Group assumed the plan. No options have been awards under this plan subsequent to the merger.

Total compensation expense for stock-based payments was $37.6 million for the year ended December 31, 2008, $22.9 million for the year ended December 31, 2007, and $16.4 million for the year ended December 31, 2006. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $15.1 million, $9.1 million and $6.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Excluding estimates of future forfeitures, at December 31, 2008, there was $58.4 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. That expense is expected to be recognized over a weighted average period of 2.3 years.

In 2008, the company granted employees stock options totaling 197,645 shares under the Omnibus Stock Plan. The options have a ten-year term with exercise prices ranging from $203 to $486, the closing market prices on the grant dates. The fair value of these options totaled $34.4 million, measured at the grant dates using the Black-Scholes valuation model, which is recognized as compensation expense on an accelerated basis over the vesting period.

The Black-Scholes fair value of each option grant was calculated using the following assumptions:

Grant Date
	2008	2007	2006
Dividend yield	1.0% - 2.3%	0.5% - 0.7%	0.5% - 0.6%
Expected volatility	43.6% - 50.2%	25.4% - 32.9%	31.8% - 37.9%
Risk-free interest rate	1.6% - 3.9%	3.9% - 5.1%	4.5% - 5.0%
Expected life	6.5 years	6.5 years	6.5 years

The dividend yield was calculated by dividing that year’s expected quarterly dividends by the market price of the stock at the date of grant. Until December 2008, expected volatility was determined using a weighted-average implied volatility of traded options on the company’s stock. Historical volatility was evaluated, but it was determined that implied volatility was a better measure of expected future volatility. Beginning December 2008, a weighting of implied and historical volatility was used to estimate expected future volatility. The risk-free rate was based on the U.S. Treasury yield in effect at the time of each grant. The expected life of options granted has been determined using the simplified method as outlined in guidance from the Securities and Exchange Commission.

The following table summarizes stock option activity for the period:

(shares in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	804,028	$251
Granted	197,645	395
Assumed in connection with the NYMEX Holdings merger	335,721	327
Exercised	(149,283)	176
Cancelled	(56,126)	427

Outstanding at December 31, 2008	1,131,985	300

Exercisable at December 31, 2008	613,881	228

The weighted average grant date fair value of options granted during the years 2008, 2007, and 2006 was $174, $197 and $196 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $31.9 million, $140.9 million and $113.2 million, respectively.

Stock options outstanding at December 31, 2008 had a weighted average remaining contractual life of 6 years and an aggregate intrinsic value of $37.8 million. Stock options exercisable at December 31, 2008 had a weighted average remaining contractual life of 5 years and an aggregate intrinsic value of $33.7 million.

In 2008, the company also granted 39,317 shares of restricted Class A common stock which generally have a vesting period of 2 to 5 years. The fair value related to these grants was $10.3 million, which is recognized as compensation expense on an accelerated basis over the vesting period.

The following table summarizes restricted stock activity for the period:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	22,715	$396
Granted	39,317	262
Vested	(5,990)	215
Cancelled	(1,807)	480

Outstanding at December 31, 2008	54,235	316

The total fair value of restricted stock that vested during the years ended December 31, 2008, 2007 and 2006, was $2.5 million, $3.8 million and $3.2 million, respectively.

Eligible employees may acquire shares of CME Group’s Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the NASDAQ. Compensation expense is recognized on the date of purchase for the discount from the closing price. In 2008, 2007 and 2006, a total of 5,600, 2,103 and 2,089 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.1 million for the purchase discount was recognized in 2008, 2007 and 2006.

In 2005, CME Holdings added an equity component to its compensation for non-executive members of the board of directors. Under the original terms of the 2005 Director Stock Plan, non-executive directors received 100 shares of Class A common stock annually. Directors were also permitted to elect to receive some or all of the $17,500 cash portion of their annual stipend in shares of stock based on the closing price at the date of distribution. In August 2006, the cash portion of the annual stipend increased to $25,000. Non-executive directors may continue to elect to receive some or all of the cash portion of their annual stipend in shares of stock based on the closing price at the date of distribution. Additionally, each non-executive director now receives an annual award of Class A common stock with a value equal to

$75,000. As a result, 5,509, 4,072 and 3,187 shares of Class A common stock were issued to non-executive directors during 2008, 2007 and 2006, respectively. These shares are not subject to any vesting restrictions. Expense of $1.4 million, $1.7 million and $1.0 million related to these stock-based payments was recognized for the years ended December 31, 2008, 2007 and 2006, respectively.

23. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)	Net Unrealized Gain (Loss) On Securities	Net Unrealized Gain (Loss) on Derivatives	Actuarial Gain (Loss) on Defined Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2005	$(2,907)	$—	$—	$—	$(2,907)
Adjustment to initially adopt SFAS No. 158	—	—	(1,779)	—	(1,779)
Change, net of tax	1,276	—	—	431	1,707

Balance at December 31, 2006	(1,631)	—	(1,779)	431	(2,979)
Change, net of tax	1,854	—	(2,363)	386	(123)

Balance at December 31, 2007	223	—	(4,142)	817	(3,102)
Change, net of tax	(25,281)	(20,801)	(15,429)	(95,666)	(157,177)

Balance at December 31, 2008	$(25,058)	$(20,801)	$(19,571)	$(94,849)	$(160,279)

24. FAIR VALUE MEASUREMENTS

In January 2008, CME Group adopted SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing a framework for measuring fair value. The standard creates a three-level hierarchy, which establishes classification of fair value for disclosure purposes.

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

In general, the company uses quoted prices in active markets for identical assets to determine fair value of the investments within marketable securities, securities lending collateral and other equity investments. The Level 1 investments include U.S. Treasury securities, exchange traded mutual funds, repurchase agreements and publicly traded equity securities. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Investments included in Level 2 consist primarily of U.S. Government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. Level 3 assets include certain corporate bonds and asset-backed securities. These assets have been valued using valuation models with inputs that are both observable and unobservable. The unobservable inputs used in these models are significant to the fair value of the investments and require management’s judgment.

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

Financial assets and liabilities recorded in the consolidated balance sheet as of December 31, 2008 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$284,842	$—	$—	$284,842
Mutual funds	17,182	—	—	17,182
Municipal bonds	—	5,278	—	5,278
U.S. Government agency securities	—	2,751	—	2,751
Equity investments	24	—	—	24

Total	302,048	8,029	—	310,077
Securities lending collateral:
Corporate bonds	—	400,572	—	400,572
Asset-backed securities	—	6,507	1,509	8,016
Repurchase agreements	18,370	—	—	18,370

Total	18,370	407,079	1,509	426,958
Equity investments	47,659	—	—	47,659

Total Assets at Fair Value	$368,077	$415,108	$1,509	$784,694

Liabilities at Fair Value:
Interest rate swap contracts	$—	$33,144	$—	$33,144
Guarantee of CBOE exercise right privileges	—	—	1,159	1,159

Total Liabilities at Fair Value	$—	$33,144	$1,159	$34,303

The following is a reconciliation of assets and liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008.

(in thousands)	Securities Lending Collateral	Foreign Currency Option	Guarantee of CBOE Exercise Right Privileges
Fair value of assets (liabilities) at January 1, 2008	$—	$—	$(13,983)
Purchases and issuances	22,536	45,195	—
Transfers in (out) of Level 3	6,000	—	—
Realized and unrealized gains (losses):
Included in non-operating income (expense)	(24,380)	(7,894)	12,824
Included in other comprehensive income (loss)	(629)	—	—
Settlements	(2,018)	(37,301)	—

Fair value of assets (liabilities) at December 31, 2008	$1,509	$—	$(1,159)

Total unrealized gains and (losses) related to financial assets and liabilities in the consolidated balance sheets at December 31, 2008	$(629)	$—	$12,824

Due to market conditions, the company revalued a money market mutual fund investment within CME’s securities lending collateral using unobservable inputs during the third quarter of 2008. A financial institution defaulted on its obligation to the fund in the third quarter resulting in a decline in the fund’s market value. The company considered its exposure to potential loss due to the default and its ability to hold the investment in determining the fair value of the investment. As a result of the revaluation, the company recorded an impairment charge of $6.0 million in securities lending interest and other costs during the year as the decline in value was determined to be other-than-temporary. This investment was transferred into Level 3 during the year because its fair value is based on the company’s best estimate.

As a result of the merger with NYMEX Holdings in August 2008, the company acquired the collateral portfolio for the NYMEX securities lending program. At December 31, 2008, one corporate debt security in the portfolio was determined to be other-than-temporarily impaired due to default by the issuers. The company recorded an impairment charge of $18.3 million in the securities lending interest and other costs during the year. These investments are included as purchases in Level 3 as they were acquired as part of the merger. In addition, the company has categorized certain asset-backed securities in the NYMEX securities lending portfolio in Level 3 because their fair value was estimated using valuation models with unobservable inputs.

25. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. There were 493,400, 134,100 and 137,300 outstanding stock options at December 31, 2008, 2007 and 2006, respectively, which were anti-dilutive.

(in thousands, except per share data)	2008	2007	2006
Net income	$715,486	$658,533	$407,348

Weighted average common shares outstanding:
Basic	58,738	43,754	34,696
Effect of stock options	220	342	418
Effect of restricted stock awards	9	11	10

Diluted	58,967	44,107	35,124

Earnings per common share:
Basic	$12.18	$15.05	$11.74
Diluted	12.13	14.93	11.60

26. QUARTERLY INFORMATION (UNAUDITED)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2008:
Total revenues	$625,110	$563,188	$680,952	$691,769	$2,561,019
Operating Income	399,930	343,639	420,771	417,855	1,582,195
Non-operating income (expense)	7,307	(10,075)	(24,771)	(306,692)	(334,231)
Income before income taxes	407,237	333,564	396,000	111,163	1,247,964
Net income	283,548	201,182	168,691	62,065	715,486

Earnings per common share:
Basic	$5.28	$3.69	$2.82	$0.93	$12.18
Diluted	5.25	3.67	2.81	0.93	12.13

Year Ended December 31, 2007:
Total revenues	$332,331	$329,009	$565,222	$529,539	$1,756,101
Operating income	200,701	192,485	345,375	313,347	1,051,908
Non-operating income (expense)	14,656	16,948	(11,055)	23,345	43,894
Income before income taxes	215,357	209,433	334,320	336,692	1,095,802
Net income	130,028	125,875	201,572	201,058	658,533

Earnings per common share:
Basic	$3.73	$3.61	$3.90	$3.78	$15.05
Diluted	3.69	3.57	3.87	3.75	14.93

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.

CME Group completed its merger with NYMEX Holdings on August 22, 2008. Management considered the transaction material to the results of operations, cash flows and financial position from the date of the acquisition through December 31, 2008, and believes that the internal controls and procedures of NYMEX Holdings and its subsidiaries have a material effect on internal control over financial reporting. As a result of the merger with NYMEX Holdings, certain systems and processes were integrated through December 31, 2008 and are included in the scope of management’s assessment of internal control over financial reporting. Due to the timing of the merger, certain systems and processes from NYMEX Holdings were not integrated. As permitted by the SEC, management’s assessment as of December 31, 2008 did not include the internal control over financial reporting of NYMEX Holdings, which is included in CME Group’s consolidated financial statements as of December 31, 2008. NYMEX Holdings constituted approximately 29% of our total assets at December 31, 2008 and approximately 11% of total revenues for 2008. SEC guidance provides that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting in the year of acquisition.

Based on this assessment, which excluded an assessment of internal controls over financial reporting of NYMEX Holdings, management believes that, as of December 31, 2008, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in the following report.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of CME Group Inc.

We have audited the accompanying consolidated balance sheets of CME Group Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CME Group Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CME Group Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

Chicago, Illinois

February 26, 2009

To The Board of Directors and Shareholders of CME Group Inc.

We have audited CME Group Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CME Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NYMEX Holdings, Inc., which is included in the 2008 consolidated financial statements of CME Group Inc. and constituted approximately 29% of total assets at December 31, 2008 and approximately 11% of revenues for 2008. The Company completed its acquisition of NYMEX Holdings, Inc. on August 22, 2008, and as permitted by the U.S. Securities and Exchange Commission’s guidance, management did not assess the effectiveness of internal control over financial reporting of NYMEX Holdings, Inc. Our audit of internal control over financial reporting of CME Group Inc. also did not include an evaluation of the internal control over financial reporting of NYMEX Holdings, Inc.

In our opinion, CME Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of CME Group Inc. and our report dated February 27, 2009 expressed an unqualified opinion thereon.

Chicago, Illinois

February 26, 2009

Changes in Internal Control over Financial Reporting

On August 22, 2008, CME Group completed its merger with NYMEX Holdings. In connection with the merger, NYMEX Holdings was merged into CMEG NY Inc., a wholly-owned subsidiary of CME Group, and the subsidiaries of NYMEX Holdings, including NYMEX and COMEX, became part of the consolidated group of subsidiaries of CME Group. The company is currently in the process of integrating the internal controls and procedures of the former NYMEX Holdings and its subsidiaries into its internal control over financial reporting. There were no other changes in the company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the merger with NYMEX Holdings.

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

We have adopted a written code of conduct applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and other senior financial officers. In accordance with SEC rules and regulations, our Code of Conduct is available on our Web site at www.cmegroup.com under the “Investor Relations—Corporate Governance” link. We intend to disclose promptly on our Web site any substantive amendments to our Code of Conduct and, in accordance with the listing requirements of the NASDAQ, any waivers granted to our executive officers or Board members will be promptly disclosed on a Current Report on Form 8-K. You may also obtain a copy of our Code of Conduct by following the instructions in the section of this Annual Report on Form 10-K entitled “Item 1. Business — Available Information.”

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

The information required by this Item relating to the security ownership of certain beneficial owners and management is included in CME Group’s Proxy Statement under the headings “Security Ownership of CME Group Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference, pursuant to General Instruction G(3).

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:

CME Group Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006

(dollars in thousands)

	Balance at beginning of year	Charged against goodwill	Charged (credited) to costs and expenses	Charged against revenues	Foreign currency translation adjustment	Deductions(1)	Balance at end of year
Year ended December 31, 2008:
Allowance for doubtful accounts	$1,392	$1,156	$(281)	$—	$—	$(452)	$1,815
Allowance for deferred tax assets	11,235	—	101,263	—	55,836	—	168,334

Year ended December 31, 2007:
Allowance for doubtful accounts	$552	$465	$546	$—	$—	$(171)	$1,392
Allowance for deferred tax assets	9,203	—	2,186	—	(154)	—	11,235

Year ended December 31, 2006:
Allowance for doubtful accounts	$828	$—	$(132)	$—	$—	$(144)	$552
Allowance for deferred tax assets	—	7,894	947	—	362	—	9,203

(1)	Includes write-offs of doubtful accounts

All other schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

See (b) Exhibits below

(b) Exhibits

Exhibit Number	Description of Exhibit
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of October 1, 2001, between Chicago Mercantile Exchange Inc., Chicago Mercantile Exchange Holdings Inc. and CME Merger Subsidiary Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on August 7, 2001, File No. 333-66988).

2.2	Agreement and Plan of Merger, dated as of October 17, 2006, among Chicago Mercantile Exchange Holdings Inc., CBOT Holdings, Inc. and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on October 19, 2006, File No. 000-33379); Amendment No. 2 to the Agreement and Plan of Merger, dated as of May 11, 2007 (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on May 11, 2007, File No. 000-33379); Amendment No. 3 to the Agreement and Plan of Merger, dated as of June 14, 2007 (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on June 14, 2007, File No. 000-33379); Amendment No. 4 to the Agreement and Plan of Merger, dated as of July 6, 2007 (incorporated by reference to Exhibit 2.1 to CME Group Inc.’s Form 8-K, filed with SEC on July 6, 2007, File No. 000-33379).

2.3	Agreement and Plan of Merger, dated as of March 17, 2008, among CME Group Inc., CMEG NY Inc., NYMEX Holdings, Inc. and New York Mercantile Exchange, Inc. (incorporated by reference to Exhibit 2.1 to CME Group Inc.’s Form 8-K, filed with the SEC on March 21, 2008, File No. 000-33379); Amendment No. 1 to the Agreement and Plan of Merger, dated June 30, 2008 (incorporated by reference to Exhibit 2.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 7, 2008, File No. 001-31553); Amendment No. 2 to the Agreement and Plan of Merger, dated as of July 18, 2008 (incorporated by reference to Exhibit 2.1 to CME Group’s Current Report on Form 8-K, filed with the SEC on July 23, 2008, File No. 001-31553); Amendment No. 3 to the Agreement and Plan of Merger, dated as of August 7, 2008 (incorporated by reference to Exhibit No. 2.2 to CME Group’s Form 10-Q filed with the SEC on November 11, 2008, File No. 001-31553).

3.	Articles of Incorporation and Bylaws

3.1	Third Amended and Restated Certificate of Incorporation of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group’s Current Report on Form 8-K, filed with the SEC on August 28, 2008, File No. 001-31553).

3.2	Sixth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group’s Current Report on Form 8-K, filed with the SEC on November 7, 2008, File No. 001-31553).

Exhibit Number	Description of Exhibit
4.	Instruments Defining the Rights of Security Holders

4.1	Rights Agreement, dated as of November 30, 2001, between Chicago Mercantile Exchange Holdings Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-A, filed with the SEC on December 4, 2001, File No. 000-33379); First Amendment thereto, dated as of November 13, 2002, between Chicago Mercantile Exchange Holdings Inc., Mellon Investor Services, LLC and Computershare Investor Services, LLC (incorporated by reference to Exhibit 5 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-A, filed with the SEC on November 29, 2002, File No. 001-31553); Second Amendment thereto, dated October 26, 2005, by and between Chicago Mercantile Exchange Holdings Inc. and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K filed with the SEC on October 27, 2005, File No. 001-31553).

4.2	Commercial Paper Dealer Agreement, dated as of August 16, 2007, between CME Group Inc., as Issuer, and Lehman Brothers Inc., as Dealer (incorporated by reference to Exhibit 4.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

4.3	Commercial Paper Dealer Agreement, dated as of August 16, 2007, among CME Group Inc., as Issuer, and Merrill Lynch Money Markets Inc., as Dealer for Notes with maturities up to 270 days, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for Notes with maturities over 270 days (incorporated by reference to Exhibit 4.2 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

4.4	Issuing and Paying Agency Agreement, dated as of August 16, 2007, between CME Group Inc. and JPMorgan Chase Bank, National Association, as issuing and paying agent (incorporated by reference to Exhibit 4.3 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

4.5	Commercial Paper Dealer Agreement, dated as of August 20, 2008, between CME Group Inc., as Issuer, and Bank of America Securities LLC, as Dealer (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 26, 2008, File No. 001-31553).

4.6	Commercial Paper Dealer Agreement, dated as of August 22, 2008, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 26, 2008, File No. 001-31553).

4.7	Indenture, dated August 12, 2008, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

4.8	First Supplemental Indenture (including the form of floating rate note due 2009), dated August 12, 2008, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc. ‘s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

4.9	Second Supplemental Indenture (including the form of floating rate note due 2010), dated August 12, 2008, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

4.10	Third Supplemental Indenture, dated August 12, 2008 (including the form of 5.4% note due 2013), between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

4.11	Fourth Supplemental Indenture (including the form of 5.75% note due 2014), dated February 9, 2009, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on February 9, 2009, File No. 001-31553).

10.	Material Contracts

10.1 (1)	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Omnibus Stock Plan, amended and restated effective as of December 2, 2008.*

10.2 (1)	Form of Equity Grant Letter for Executive Officers (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 9, 2004, File No. 001-31553).

10.3 (1)	Amended and Restated 2005 Director Stock Plan, amended and restated as of December 2, 2008.*

10.4 (1)	Form of Equity Stipend Grant Letter for Non-Executive Directors (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on April 28, 2005, File No. 001-31553).

10.5 (1)	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 3, 2007, File No. 000-33379).

10.6 (1)	Amended and Restated CBOT Holdings, Inc. 2005 Long-Term Equity Plan, amended and restated as of December 2, 2008.*

10.7 (1)	Amended and Restated NYMEX Holdings, Inc. 2006 Omnibus Long-Term Incentive Plan, amended and restated as of December 2, 2008.*

10.8 (1)	Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan (SMSDSP) consisting of the Grandfathered SMSDSP, amended and restated as of January 1, 2008, and the Amended and Restated 409A SMSDSP, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.7 to CME Group Inc.’s Form 10-K, filed with the SEC on February 28, 2008, File No. 000-33379).

10.9 (1)	Amended and Restated Chicago Mercantile Exchange Inc. Directors’ Deferred Compensation Plan, amended and restated as of January 1, 2009.*

10.10 (1)	NYMEX Holdings, Inc. Executive Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.5 to NYMEX Holdings, Inc.’s Form 10-K, filed with the SEC on March 29, 2001, File No. 000-1105018).

10.11 (1)	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Plan consisting of the Grandfathered Supplemental Retirement Plan, amended and restated as of January 1, 2008, and the Amended and Restated 409A Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.9 to CME Group Inc.’s Form 10-K, filed with the SEC on February 28, 2008, File No. 000-33379).

10.12 (1)	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Trust; First Amendment thereto, dated September 7, 1993 (incorporated by reference to Exhibit 10.5 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 333-95561).

10.13 (1)	COMEX Members’ Recognition and Retention Plan (incorporated by reference to Exhibit 10.11 to NYMEX Holdings, Inc.’s Form 10-K, filed with the SEC on March 29, 2001, File No. 000-1105018).

10.14 (1)	Amended and Restated CME Group Inc. Annual Incentive Plan for Highly Compensated Executive Officers, amended and restated as of December 2, 2008.*

10.15 (1)	CME Group Inc. Annual Incentive Plan, adopted as of March 4, 2008 (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 10-Q, filed with the SEC on May 9, 2008, File No. 000-33379).

10.16 (1)	Amended and Restated CME Group Inc. Severance Plan for Corporate Officers, dated as of August 13, 2007 (incorporated by reference to Exhibit 10.9 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379); First Amendment to the CME Group Inc. Severance Plan for Corporate Officers, effective as of December 21, 2007 (incorporated by reference to Exhibit 10.12 to CME Group Inc.’s Form 10-K, filed with the SEC on February 28, 2008, File No. 000-33379).

10.17 (1)	Employment Agreement, dated April 3, 2006, between Chicago Mercantile Exchange Inc. and Craig S. Donohue (incorporated by reference to Exhibit 10.1 to the Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on April 3, 2006, File No. 000-33379); First Amendment thereto, dated as of December 3, 2008.*

10.18 (1)	Agreement, dated November 7, 2003 between Chicago Mercantile Exchange Inc. and Phupinder Gill (incorporated by reference to Exhibit 10.19 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004, File No. 001-31553); First Amendment thereto, effective as of December 20, 2005 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on December 23, 2005, File No. 000-33379); Second Amendment thereto, effective as of December 3, 2008.*

10.19 (1)	Amended and Restated Summary of Agreement between Chicago Mercantile Exchange Inc. and Terrence A. Duffy, effective as of December 2, 2008.*

10.20 (1)	Employment Agreement, dated October 5, 2007, between Chicago Mercantile Exchange Inc.,Board of Trade of the City of Chicago, Inc. and Bryan Durkin (incorporated by reference to Exhibit 10.17 to CME Group Inc.’s Form 10-K, filed with the SEC on February 28, 2008, File No. 000-33379).

10.21 (1)	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Leo Melamed, dated January 31, 2005 (incorporated by reference to Exhibit 99.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on February 3, 2005, File No. 001-31553).

10.22 (1)	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Leo Melamed, dated November 14, 2005 (incorporated by reference to Exhibit 10.28 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K filed with the SEC on March 6, 2006, File No. 000-33379).

10.23 (1)	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Jack Sandner, dated October 10, 2005 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379).

10.24 (2)	Amended and Restated License Agreement, effective as of September 20, 2005, by and between Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379); Letter Agreement, dated March 30, 2006, amending the Amended and Restated License Agreement (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on May 8, 2006, File No. 000-33379); Letter Amendment, dated September 22, 2006, amending the Amended and Restated License Agreement (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q filed with the SEC on November 6, 2006, File No. 000-33379); Letter Amendment, dated September 28, 2006, amending the Amended and Restated License Agreement (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q filed with the SEC on November 6, 2006, File No. 000-33379).

10.25 (3)	License Agreement, effective as of October 9, 2003, between The Nasdaq Stock Market, Inc., a subsidiary of National Association of Securities Dealers, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004, File No. 001-31553), Amendment thereto dated April 26, 2005 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553); Amendment dated June 22, 2005 (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553); Amendment thereto, dated as of June 26, 2008, by and between The NASDAQ OMX Group, Inc. f/k/a The Nasdaq Stock Market, Inc. and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 7, 2008, File No. 000-31553).

10.26 (3)	Index License Agreement between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago, Inc., effective September 11, 2007. (incorporated by reference to Exhibit 10.7 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

10.27	Credit Agreement, dated as of August 22, 2008, among CME Group Inc., as Borrower, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 28, 2008, File No. 001-31553).

10.28	Credit Agreement, dated as of October 10, 2008, between Chicago Mercantile Exchange Inc. and each of the banks from time to time party thereto and the Bank of Montreal, as administrative agent, JP Morgan Chase Bank N.A., as collateral agent, and BMO Capital Markets, as lead arranger (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on October 15, 2008, File No. 001-31553).

10.29	Commercial Paper Dealer Agreement, dated as of August 16, 2007, between CME Group Inc., as Issuer, and Lehman Brothers Inc., as Dealer (incorporated by reference to Exhibit 4.2 above).

10.30	Commercial Paper Dealer Agreement, dated as of August 16, 2007, between CME Group Inc., as Issuer, and Merrill Lynch Money Markets Inc., as Dealer for Notes with maturities up to 270 days and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for Notes with maturities over 270 days. (incorporated by reference to Exhibit 4.3 above).

10.31	Issuing and Paying Agency Agreement, dated as of August 16, 2007, between CME Group Inc. and JPMorgan Chase Bank, National Association, as issuing and paying agent (incorporated by reference to Exhibit 4.4 above).

10.32	Commercial Paper Dealer Agreement, dated as of August 20, 2008, between CME Group Inc., as Issuer, and Bank of America Securities LLC, as Dealer (incorporated by reference to Exhibit 4.5 above).

10.33	Commercial Paper Dealer Agreement, dated as of August 22, 2008, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 4.6 above).

10.34	Ground Lease between Battery Park City Authority and New York Mercantile Exchange dated May 18, 1995 (incorporated by reference to Exhibit 10.3 to NYMEX Holdings, Inc.’s Registration Statement on Form S-4, File No. 333-30332).

10.35	Funding Agreement among New York State Urban Development Corporation, New York City Economic Development Corporation, Battery Park City Authority and New York Mercantile Exchange dated May 18, 1995 (incorporated by reference to Exhibit 10.4 to NYMEX Holdings, Inc.’s Registration Statement on Form S-4, File No. 333-30332).

12.1	Ratio of Fixed Charges.*

21.1	List of Subsidiaries of CME Group Inc.*

23.1	Consent of Ernst & Young LLP.*

31.1	Section 302 -- Certification of Craig S. Donohue.*

31.2	Section 302 -- Certification of James E. Parisi.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

In December 2008, the company approved amendments to the following compensation plans in compliance with Internal Revenue Code Section 409A: Chicago Mercantile Exchange Holdings Inc. Amended and Restated Omnibus Stock Plan;

Amended and Restated 2005 Director Stock Plan; Amended and Restated CBOT Holdings, Inc. 2005 Long-Term Equity Plan; Amended and Restated Chicago Mercantile Exchange Inc. Directors’ Deferred Compensation Plan; Amended and Restated NYMEX Holdings, Inc. 2006 Omnibus Long-Term Incentive Plan; Employment Agreement with Craig S. Donohue and Employment Agreement with Phupinder S. Gill and the retention arrangement with Terrence A. Duffy.

(1)	Management contract or compensatory plan or arrangement.
(2)	Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC for portions of this exhibit.
(3)	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 2nd day of March, 2009.

CME Group Inc.

By:	/s/ James E. Parisi
James E. Parisi
Managing Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2009.

Signature	Title

/s/ Terrence A. Duffy	Executive Chairman of the Board and Director
Terrence A. Duffy

/s/ Craig S. Donohue	Chief Executive Officer and Director
Craig S. Donohue
Terrence A. Duffy

/s/ James E. Parisi	Managing Director and Chief Financial Officer
James E. Parisi

/s/ Jill Harley	Managing Director and Chief Accounting Officer
Jill Harley

/s/ Timothy S. Bitsberger	Director
Timothy S. Bitsberger

/s/ Charles P. Carey	Vice Chairman and Director
Charles P. Carey

/s/ Mark E. Cermak	Director
Mark E. Cermak

/s/ Dennis H. Chookaszian	Director
Dennis H. Chookaszian

/s/ Jackie Clegg	Director
Jackie Clegg

/s/ Robert F. Corvino	Director
Robert F. Corvino

Signature	Title

/s/ James A. Donaldson	Director
James A. Donaldson

/s/ Martin J. Gepsman	Director
Martin J. Gepsman

/s/ Larry G. Gerdes	Director
Larry G. Gerdes

/s/ J. Dennis Hastert	Director
J. Dennis Hastert

/s/ Bruce F. Johnson	Director
Bruce F. Johnson

/s/ Gary M. Katler	Director
Gary M. Katler

/s/ Patrick B. Lynch	Director
Patrick B. Lynch

/s/ Leo Mclamed	Director
Leo Mclamed

/s/ James E. Newsome	Director
James E. Newsome

/s/ Joseph Niciforo	Director
Joseph Niciforo

/s/ C.C. Odom II	Director
C.C. Odom II

/s/ James E. Oliff	Director
James E. Oliff

/s/ John L. Pietrzak	Director
John L. Pietrzak

/s/ Alex J. Pollock	Director
Alex J. Pollock

/s/ William G. Salatich, Jr.	Director
William G. Salatich, Jr.

/s/ John F. Sandner	Director
John F. Sandner

/s/ Terry L. Savage	Director
Terry L. Savage

/s/ William R. Shepard	Director
William R. Shepard

/s/ Howard J. Siegel	Director
Howard J. Siegel

Signature	Title

/s/ Robert H. Steele	Director
Robert H. Steele

/s/ Christopher Stewart	Director
Christopher Stewart

/s/ Dennis A. Suskind	Director
Dennis A. Suskind

/s/ David J. Wescott	Director
David J. Wescott