Form 10-Q
period 2009-03-31
CME GROUP INC.
filed 2009-05-08
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 22, 2009 was as follows: 66,358,330 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CME GROUP INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

On August 22, 2008, NYMEX Holdings, Inc. (NYMEX Holdings) merged into CMEG NY Inc., a wholly-owned subsidiary of CME Group. Unless otherwise noted, disclosures of trading volume, revenue and other statistical information include the results of NYMEX Holdings beginning on August 23, 2008.

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

•

“NYMEX” refers to New York Mercantile Exchange, Inc. and, unless otherwise indicated also refers to its subsidiary, Commodity Exchange, Inc. (COMEX), which were wholly-owned subsidiaries of NYMEX Holdings and became subsidiaries of CME Group on August 22, 2008 when NYMEX Holdings merged into CMEG NY Inc., a wholly-owned subsidiary of CME Group, which was renamed CMEG NYMEX Holdings Inc.;

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

•

changes in government policy, including policies relating to common or directed clearing, changes as a result of a combination of the Securities and Exchange Commission (SEC) and the U.S. Commodity Futures Trading Commission (CFTC), or changes relating to the recently enacted or proposed legislation relating to the current economic crisis;

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

For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of this Report as well as Item 1A. of our Annual Report on Form 10-K, filed with the SEC on March 2, 2009.

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

Unless otherwise indicated, references to CME Group products include references to exchange traded products on one of its regulated exchanges (CME, CBOT, NYMEX, COMEX). Products listed in these exchanges are subject to the rules and regulations of the particular exchange and the applicable rulebook should be consulted.

Item 1.	Financial Statements

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, expect per share data; shares in thousands)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$339.2	$297.9
Collateral from securities lending, at fair value	155.4	426.9
Marketable securities, including pledged securities of $114.6 and $283.8	248.5	310.1
Accounts receivable, net of allowance of $1.4 and $1.8	279.5	234.0
Other current assets	112.7	189.1
Cash performance bonds and security deposits	9,765.6	17,653.5

Total current assets	10,900.9	19,111.5
Property, net of accumulated depreciation and amortization of $496.5 and $479.5	711.4	707.2
Intangible assets – trading products	16,982.0	16,982.0
Intangible assets – other, net	3,335.3	3,369.4
Goodwill	7,517.0	7,519.2
Other assets	468.9	469.4

Total Assets	$39,915.5	$48,158.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$46.5	$71.0
Payable under securities lending agreements	157.1	456.8
Short-term debt	249.9	249.9
Other current liabilities	255.5	211.8
Cash performance bonds and security deposits	9,765.6	17,653.5

Total current liabilities	10,474.6	18,643.0
Long-term debt	2,848.2	2,966.1
Deferred tax liabilities	7,660.5	7,728.3
Other liabilities	133.1	132.7

Total Liabilities	21,116.4	29,470.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 66,300 and 66,417 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	0.7	0.7
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,112.9	17,128.5
Retained earnings	1,842.5	1,719.7
Accumulated other comprehensive loss	(157.0)	(160.3)

Total Shareholders’ Equity	18,799.1	18,688.6

Total Liabilities and Shareholders’ Equity	$39,915.5	$48,158.7

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, expect per share data; shares in thousands)

(unaudited)

	Quarter Ended March 31,
	2009	2008
Revenues
Clearing and transaction fees	$527.8	$525.1
Quotation data fees	85.5	56.8
Processing services	0.1	17.5
Access and communication fees	11.6	10.5
Other	22.1	15.2

Total Revenues	647.1	625.1

Expenses
Compensation and benefits	86.7	73.3
Communications	12.4	14.8
Technology support services	11.8	17.0
Professional fees and outside services	22.3	14.8
Amortization of purchased intangibles	33.3	16.2
Depreciation and amortization	31.0	34.3
Occupancy and building operations	19.4	16.7
Licensing and other fee agreements	24.6	13.5
Restructuring	3.2	1.8
Other	16.0	22.8

Total Expenses	260.7	225.2

Operating Income	386.4	399.9

Non-Operating Income (Expense)
Investment income	1.8	11.4
Gains (losses) on derivative investments	—	(2.2)
Securities lending interest income	2.4	23.6
Securities lending interest and other costs	(0.4)	(19.3)
Interest and other borrowing costs	(38.5)	(2.3)
Guarantee of exercise right privileges	—	8.4
Equity in losses of unconsolidated subsidiaries	(1.2)	(3.9)
Other income (expense)	—	(8.4)

Total Non-Operating Income (Expense)	(35.9)	7.3

Income before Income Taxes	350.5	407.2
Income tax provision	151.4	123.7

Net Income	$199.1	$283.5

Earnings per Common Share:
Basic	$3.00	$5.28
Diluted	3.00	5.25
Weighted Average Number of Common Shares:
Basic	66,302	53,751
Diluted	66,439	54,028

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in millions, expect per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance at December 31, 2008	66,417	3	$17,129.2	$1,719.7	$(160.3)	$18,688.6
Comprehensive income:
Net income				199.1		199.1
Change in net unrealized loss on securities, net of tax of $2.8					4.3	4.3
Change in net actuarial loss on defined benefit plans, net of tax of $0.9					(1.3)	(1.3)
Change in net unrealized loss on derivatives, net of tax of $0.9					1.5	1.5
Change in foreign currency translation adjustment, net of tax of $0.6					(1.2)	(1.2)

Total comprehensive income						202.4
Cash dividend on common stock of $1.15 per share				(76.3)		(76.3)
Repurchase of Class A common stock	(139)		(27.0)			(27.0)
Exercise of stock options	18		2.4			2.4
Excess tax benefits from option exercises and restricted stock vesting			0.4			0.4
Vesting of restricted Class A common stock	1
Shares issued to Board of Directors	3
Stock-based compensation			8.6			8.6

Balance at March 31, 2009	66,300	3	$17,113.6	$1,842.5	$(157.0)	$18,799.1

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(in millions, except share and per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2007	53,278	3	$10,689.3	$1,619.4	$(3.1)	$12,305.6
Comprehensive income:
Net income				283.5		283.5
Change in net unrealized gain on securities, net of tax of $0.2					0.3	0.3
Change in net actuarial loss on defined benefit plans, net of tax of $0.2					0.2	0.2
Change in foreign currency translation adjustment, net of tax of $—					0.1	0.1

Total comprehensive income						284.1
Cash dividend on common stock of $1.15 per share				(62.6)		(62.6)
Class A common stock issued in exchange for BM&FBovespa stock	1,189		631.4			631.4
Tax benefit of stock issuance costs related to CBOT Holdings merger			6.4			6.4
Costs in connection with prior year repurchase of Class A common stock			(0.2)			(0.2)
Exercise of stock options	22		2.8			2.8
Excess tax benefits from option exercises and restricted stock vesting			3.0			3.0
Stock-based compensation			6.3			6.3

Balance at March 31, 2008	54,489	3	$11,339.0	$1,840.3	$(2.5)	$13,176.8

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$199.1	$283.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8.6	6.3
Amortization of shares issued to Board of Directors	0.6	0.6
Amortization of purchased intangibles	33.3	16.2
Depreciation and amortization	31.0	34.3
Recognition of in-process research and development acquired from Credit Market Analysis Limited	—	3.7
Allowance for doubtful accounts	(0.4)	(0.5)
Net accretion of discounts and amortization of premiums on marketable securities	(2.2)	(0.2)
Net accretion of discounts and amortization of debt financing costs	8.8	(0.7)
Guarantee of exercise right privileges	—	(8.4)
Equity in losses of unconsolidated subsidiaries	1.2	3.9
Deferred income taxes	(9.5)	(36.2)
Change in assets and liabilities:
Accounts receivable	(45.1)	(54.9)
Other current assets	15.9	1.6
Other assets	(3.7)	(18.7)
Accounts payable	(24.5)	(7.4)
Income tax payable	90.1	132.7
Other current liabilities	(50.1)	20.2
Other liabilities	1.6	0.9

Net Cash Provided by Operating Activities	254.7	376.9

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	168.7	84.7
Purchases of available-for-sale marketable securities	(104.8)	(35.5)
Net change in NYMEX securities lending program investments	274.4	—
Purchases of property, net	(35.3)	(33.4)
Acquisition of Credit Market Analysis Limited, net of cash received	—	(68.8)
Purchase of derivative related to BM&FBovespa SA investment	—	(45.2)
Capital contributions to FXMarketSpace Limited	(2.0)	(2.4)

Net Cash Provided by (Used in) Investing Activities	301.0	(100.6)

Cash Flows from Financing Activities
Proceeds (repayments) of commercial paper borrowings, net	(858.8)	1.3
Proceeds from other borrowings, net of issuance costs	744.7	—
Net change in NYMEX securities lending program liabilities	(299.8)	—
Cash dividends	(76.3)	(62.6)
Repurchase of Class A common stock, including costs	(27.0)	—
Proceeds from exercise of stock options	2.4	2.8
Excess tax benefits from option exercises and restricted stock vesting	0.4	3.3

Net Cash Used in Financing Activities	(514.4)	(55.2)

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Quarter Ended March 31,
	2009	2008
Net change in cash and cash equivalents	$41.3	$221.1
Cash and cash equivalents, beginning of period	297.9	845.3

Cash and Cash Equivalents, End of Period	$339.2	$1,066.4

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$48.1	$24.0
Interest paid (excluding securities lending program)	36.0	2.8
Non-cash investing activities:
Change in net unrealized securities gains (losses)	7.1	0.5
Change in net unrealized derivatives gains (losses)	2.4	—
Non-cash financing activities:
Fair value of Class A common stock issued in exchange for BM&FBovespa SA stock	—	631.4

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

The consolidated financial statements consist of CME Group and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and their respective subsidiaries (collectively, the exchange). In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2009 and December 31, 2008 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the CME Group’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.

Certain reclassifications have been made to the 2008 financial statements to conform to the presentation in 2009.

2. Business Combinations

Effective August 22, 2008, CME Group completed its merger with NYMEX Holdings. The company entered into this merger primarily as a means to expand its product base, further leverage its existing operating model, extend its presence in the over-the-counter market and better position itself to compete on a global scale.

Under purchase accounting, CME Group is considered the acquirer of NYMEX Holdings. The preliminary purchase price consists of the following (in millions):

Acquisition of NYMEX Holdings’ outstanding common stock:
In exchange for CME Group’s Class A common stock	$5,931.2
In exchange for cash	3,412.6
Fair value of NYMEX Holdings’ stock options and restricted stock units assumed	43.7
Merger-related transaction costs	51.1

Total Preliminary Purchase Price	$9,438.6

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

The fair value of the stock options was determined using a share price of $342, the closing price of CME Group’s Class A common stock on August 21, 2008. The fair value of stock options was calculated using a Black-Scholes valuation model with the following assumptions: expected lives of 0.1 to 4.9 years; risk-free interest rates of 1.7% to 3.0%; expected volatility of 45%; and a dividend yield of 1.3%. The portion of the fair value of unvested stock options related to future service has been allocated to deferred stock-based compensation and is being amortized over the remaining vesting period.

Merger-related transaction costs. These include costs incurred by CME Group for investment banking fees, legal and accounting fees, and other external costs directly related to the merger.

Preliminary purchase price allocation. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the preliminary purchase price has been allocated to NYMEX Holdings’ net tangible and identifiable intangible assets based on their estimated fair values as of August 22, 2008. The allocation of the purchase price was based on certain preliminary valuations and the estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized include restructuring liabilities and goodwill. The company expects to finalize its purchase price allocation within the next five months.

(in millions)
Cash and cash equivalents	$642.7
Other current assets	794.7
Property and equipment	260.6
Intangible assets	10,664.6
Other non-current assets	130.2
Accounts payable and other current liabilities	(767.8)
Membership rights payments	(612.0)
Long-term deferred tax liabilities, net	(3,997.5)
Other non-current liabilities	(125.3)
Deferred stock-based compensation	10.7

Total Tangible and Intangible Assets and Liabilities	7,000.9
Goodwill	2,437.7

Total Preliminary Purchase Price	$9,438.6

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

Pro forma results. The following unaudited condensed pro forma consolidated income statement assumes that the NYMEX Holdings merger was completed as of January 1, 2007.

(in millions, except per share data)	Quarter Ended March 31, 2008
Total Revenues	$817.0
Total Expenses	298.6
Total Non-Operating Income (Expense)	(37.9)
Net Income	318.1
Earnings per Common Share:
Basic	$4.80
Diluted	4.78

This pro forma information has been prepared for comparative purposes only and is not intended to be indicative of past or future results. The pro forma information for the periods presented includes purchase accounting effects on historical NYMEX Holdings’ operating results, amortization of purchased intangible assets, stock-based compensation expense for unvested stock options as well as the impact of NYMEX’s membership rights payments on investment income. Results include NYMEX Holdings’ merger-related transaction costs of approximately $7.8 million.

3. Performance Bonds and Security Deposits

CME maintains performance bonds and security deposit requirements for futures and options traded on or cleared through CME, CBOT, NYMEX and other exchange marketplaces, as well as for over-the-counter (OTC) products listed for clearing only. Each firm that clears futures, options and OTC products is required to deposit acceptable collateral and maintain specified performance bonds and security deposits principally in the form of cash, funds deposited in the various Interest Earning Facility programs, U.S. government and certain foreign government securities, bank letters of credit or shares of specific U.S. equity securities. Clearing firm positions executed in the CME, CBOT and NYMEX exchange marketplaces and cleared-only contracts are subject to the guarantee of CME. Each clearing firm’s positions are separately accounted for in regulated and non-regulated accounts, for which performance bond and security deposit requirements are calculated. Performance bonds and security deposits are available to meet the financial obligations of that clearing firm to CME. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of CME in excess of amounts needed for normal operations. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposit required. As a result, these offsetting liabilities may vary significantly over time.

In addition, the rules and regulations of CBOT require certain minimum financial requirements for delivery of physical commodities. To satisfy these requirements, CBOT clearing firms must deposit collateral with CME in the form of cash, U.S. Treasury securities or letters of credit.

CME accounts for its guarantee of settlement of contracts in accordance with FASB Interpretation (FIN) No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” CME marks to market all open positions at least twice a day and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME’s guarantee would be one half day of changes in fair value of all open positions, before considering CME’s ability to access defaulting clearing firms’ performance bond and security deposit balances as well as other available resources. During the first quarter of 2009, CME transferred an average of approximately $4.0 billion a day through its clearing system for settlement from clearing firms whose positions have lost value to clearing firms whose positions have gained value. CME reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory security deposits. The company believes that the guarantee liability in accordance with FIN No. 45 is immaterial and therefore has not recorded any liability at March 31, 2009.

4. Intangible Assets and Goodwill

Intangible assets consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
(in millions)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,842.5	$(119.3)	$2,723.2	$2,842.5	$(95.0)	$2,747.5
Lease-related intangibles	83.2	(12.8)	70.4	83.2	(9.8)	73.4
Dow Jones licensing agreement	74.0	(11.5)	62.5	74.0	(9.9)	64.1
Technology-related intellectual property	28.3	(9.6)	18.7	28.3	(8.0)	20.3
Open interest	12.3	(12.3)	—	12.3	(9.4)	2.9
Market maker agreement	9.7	(4.7)	5.0	9.7	(4.3)	5.4
Other (a)	2.8	(1.7)	1.1	3.6	(2.2)	1.4

Total Amortizable Intangible Assets	$3,052.8	$(171.9)	$2,880.9	$3,053.6	$(138.6)	$2,915.0

Indefinite-Lived Intangible Assets:
Trading products			$16,982.0			$16,982.0
Trade names			451.8			451.8
Other (b)			2.6			2.6

Total Indefinite-Lived Intangible Assets			17,436.4			17,436.4

Total Intangible Assets			$20,317.3			$20,351.4

(a)	Other amortizable intangible assets consist primarily of non-compete and service agreements, trade names with limited lives, and foreign currency translation adjustments on CMA’s intangible assets.
(b)	Other indefinite-lived intangible assets consist of products in development, a regulatory license, and foreign currency translation adjustments on CMA’s intangible assets.

Total amortization expense for intangible assets was $33.3 million and $16.2 million for the quarters ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the future estimated amortization expense related to amortizable intangible assets is expected to be:

(in millions)
Remainder of 2009	$91.0
2010	121.3
2011	121.1
2012	116.2
2013	110.7
2014	109.0
Thereafter	2,211.6

The Dow Jones & Company Inc. (Dow Jones) licensing agreement is an intangible asset that is contract based and subject to renewal. In the first quarter of 2008, the company renewed its licensing agreement with Dow Jones. The company’s policy on the treatment of costs incurred to renew the term of the recognized intangible assets includes amortizing the agreement’s cost over the term of the contract. The company did not incur costs to renew or extend the term of intangible assets during the quarter ended March 31, 2009.

Goodwill activity consisted of the following for the quarter ended March 31, 2009 and the year end December 31, 2008:

(in millions)	Balance at December 31, 2008	Acquisitions	Impairment Adjustment	Other Activity (c)	Balance at March 31, 2009
CBOT Holdings	$5,036.1	$—	$—	$—	$5,036.1
NYMEX Holdings	2,436.7	—	—	(1.2)	2,435.5
CMA	46.4	—	—	(1.0)	45.4

Total Goodwill	$7,519.2	$—	$—	$(2.2)	$7,517.0

(in millions)	Balance at January 1, 2008	Acquisitions	Impairment Adjustment	Other Activity (c)	Balance at December 31, 2008
CBOT Holdings	$5,037.3	$—	$—	$(1.2)	$5,036.1
NYMEX Holdings	—	2,438.9	—	(2.2)	2,436.7
CMA	—	60.6	—	(14.2)	46.4
Swapstream	11.9	—	(11.9)	—	—

Total Goodwill	$5,049.2	$2,499.5	$(11.9)	$(17.6)	$7,519.2

(c)	Other activity consists primarily of adjustments to restructuring costs and tax contingencies for CBOT Holdings and NYMEX Holdings, the recognition of excess tax benefits upon exercise of stock options assumed for CBOT Holdings and NYMEX Holdings, and foreign currency translation adjustments for CMA.

In 2008, the company recorded an $11.9 million impairment charge to reduce the carrying amount of Swapstream goodwill based on the result of an annual impairment test.

The company experienced a decline in its stock price in the fourth quarter of 2008. However, the stock price has increased during the first quarter of 2009. The company is required to consider a market participant’s perspective when developing the assumptions used to estimate fair value for its annual impairment tests. The company conducts goodwill and intangible asset impairment testing annually. It may be possible that the estimated fair value of certain intangible assets and goodwill may be less than net book value when impairment testing is performed in the future. As a result, the company would be required to record an impairment charge at that time.

5. Debt

On February 9, 2009, CME Group completed a public debt offering of $750.0 million of 5.75% fixed rate notes due in 2014. The proceeds from the offering were used to repay commercial paper borrowings backstopped by the company’s $1.3 billion 364-day revolving bridge facility, which was terminated on February 10, 2009. The 364-day revolving bridge facility was used in part to fund the company’s merger with NYMEX Holdings in August 2008.

Debt consisted of the following:

(in millions)	March 31, 2009	December 31, 2008
Short-term debt:
$250 million floating rate notes due 2009, interest equal to 3-month LIBOR plus 0.20%, reset quarterly(1)	$249.9	$249.9

Total short-term debt	$249.9	$249.9

Long-term debt:
$300 million floating rate notes due 2010, interest equal to 3-month LIBOR plus 0.65%, reset quarterly(2)	$299.6	$299.5
Term loan due 2011, interest equal to 3-month LIBOR plus 1%, reset quarterly(3)	420.5	420.5
$750 million fixed rate notes due 2013, coupon rate equal to 5.40%	747.7	747.5
$750 million fixed rate notes due 2014, coupon rate equal to 5.75%	745.5	—
Commercial paper(4)	634.9	1,498.6

Total long-term debt	$2,848.2	$2,966.1

(1)	In October 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.12% beginning with the interest accrued after November 6, 2008.
(2)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.92% beginning with the interest accrued after November 6, 2008.
(3)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with this facility so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008.
(4)	At December 31, 2008, this was the portion of commercial paper backed by the three-year senior credit facility and the 364-day revolving bridge facility. Commercial paper backed by the revolving bridge facility was repaid in February 2009 with the net proceeds from the 5.75% fixed rate notes due 2014 issued on February 9, 2009. At March 31, 2009, this was the portion of commercial paper backed by the three-year senior credit facility.

Commercial paper notes with an aggregate par value of $3,340.6 million and maturities ranging from 1 to 69 days were issued during the quarter ended March 31, 2009. The weighted average discount rate for commercial paper outstanding at March 31, 2009 and December 31, 2008 was 0.89% and 2.61%, respectively. During the first quarter of 2009 and 2008, the weighted average balance of commercial paper outstanding was $1.0 billion and $204.3 million, respectively.

Long-term debt maturities, at par value, are as follows as of March 31, 2009:

(in millions)
2010	$300.0
2011	1,055.5
2012	—
2013	750.0
2014	750.0

Commercial paper is considered to mature in 2011 because it is backed by the three-year senior credit facility, which expires in 2011.

6. Restructuring

CBOT

In August 2007, subsequent to its merger with CBOT Holdings, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operational efficiencies. Restructuring efforts include reductions in employee positions, the closure of duplicate facilities and consolidation of trading and other technologies. Total estimated restructuring costs of $30.3 million consist primarily of severance and transitional payments and contract termination penalties. Payments for restructuring costs related to the merger with CBOT Holdings were substantially complete by July 2008. Total restructuring expense for CBOT was $0.2 million and $1.8 million in the first quarter of 2009 and 2008, respectively.

NYMEX

In October 2008, subsequent to its merger with NYMEX Holdings, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operational efficiencies. Restructuring efforts include reductions in employee positions and consolidation of trading and other technologies.

Total estimated restructuring costs of $38.0 million consist primarily of severance and transitional payments. Payments for restructuring costs related to the merger with NYMEX Holdings are expected to be substantially complete by August 2009. Costs of $28.9 million were recognized as a liability in the preliminary allocation of NYMEX Holdings’ purchase price, and accordingly, have resulted in an increase to goodwill. In addition to costs recognized in purchase accounting, costs of $9.1 million have been or are expected to be recognized as restructuring expense over the service period required from transitional employees. During the first quarter of 2009, the company recorded restructuring expense of $3.0 million.

The following is a summary of restructuring activity:

(in millions)	Planned Restructuring Costs	Interest on Deferred Payments	Accrued to Date	Total Cash Payments	Liability at March 31, 2009	Total Expected Payments
Severance and related costs - CBOT	$21.1	$0.1	$21.2	$(20.3)	$0.9	$21.4
Severance and related costs - NYMEX	34.7	—	34.7	(29.8)	4.9	38.0
Contract terminations - CBOT	8.6	0.3	8.9	(8.2)	0.7	8.9

Total Restructuring	$64.4	$0.4	$64.8	$(58.3)	$6.5	$68.3

Restructuring expense may change as the company executes its approved plans. Future increases in estimates will be recorded as an adjustment to goodwill during the purchase accounting allocation period and as an adjustment to operating expenses thereafter. Future decreases in estimates will be recorded as an adjustment to goodwill regardless of the date of the decrease.

7. Contingencies and Guarantees

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

On September 26, 2008, the member plaintiff, jointly with the shareholder plaintiffs, filed a motion for declaratory judgment and requested an expedited hearing on their motions. On October 2, 2008, the Court denied the plaintiffs’ request for expedition and granted CME Group’s request to stay discovery in both actions. On March 17, 2009, the court heard all outstanding motions (the company’s motion for summary judgment and motion to dismiss and the plaintiffs’ motion for partial summary judgment). The company is currently awaiting the court’s decision. Based on its investigation to date and advice from counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

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

On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the Chicago Board Options Exchange, Inc. (CBOE). The lawsuit seeks to enforce and protect the exercise right privileges (ERP). The lawsuit alleges that these ERPs allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. On June 2, 2008, the parties reached a settlement in principle. Pursuant to the terms of the settlement, holders of ERPs could submit a claim to participate in the settlement as a Class A or Class B settlement participant up until October 14, 2008. Participating Class A members will share in an equity pool equal to 18 percent of the total common stock issued by CBOE in its demutualization and will share in a cash pool of up to $300.0 million, subject to a cap of $600,000 per individual. Participating Class B members would be paid $250,000 per ERP. In December 2008, the judge heard objections to the proposed settlement. The company is currently awaiting the court’s ruling on the approval of the settlement. In connection with the CBOT Holdings merger, the company provided holders of ERPs the option of tendering their ERP to the company for $250,000 payable following the closing of the merger or to participate in the CBOE lawsuit with a guaranteed payment of up to $250,000 from the company if the lawsuit results in a recovery of less than that amount. The maximum possible aggregate payment under the company’s guarantee, assuming that all outstanding ERPs are paid $250,000 by the company, is $293.0 million.

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

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement that has been extended through October 2009. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At March 31, 2009, CME was contingently liable to SGX on irrevocable letters of credit totaling $23.0 million and had pledged securities with a fair value of $114.6 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and security deposits of the defaulting clearing firm.

8. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the board of directors, converted CBOT options and converted NYMEX options, was $9.2 million for the quarter ended March 31, 2009, and $6.9 million for the quarter ended March 31, 2008. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $3.7 million and $2.7 million for the quarters ended March 31, 2009 and 2008, respectively.

In the first quarter of 2009, the company granted employees stock options totaling 9,885 shares under the CME Group Omnibus Stock Plan. The options have a ten-year term with an exercise price of $195 per share, the closing market price on the date of grant. The fair value of these options totaled $0.8 million, measured at the grant date using the Black-Scholes valuation model, which is recognized as compensation expense on an accelerated basis over the vesting period. The Black-Scholes fair value of the option grant was calculated using the following assumptions: dividend yield of 2.4%; expected volatility of 48.8%; risk-free interest rate of 2.4% and expected life of 6.5 years. The grant date weighted average fair value of options granted during the quarter was $78 per share.

In the first quarter of 2009, 3,608 shares of previously issued and vested restricted stock awards were released to former NYMEX Holdings non-executive directors. Under the terms of the merger agreement with NYMEX Holdings, these shares were subject to a six-month holding period. Release of the shares was not contingent upon any service conditions. As a result, the $1.2 million fair value of these grants is included in NYMEX Holding’s preliminary purchase price.

9. Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” provides guidance for using fair value to measure assets and liabilities by defining fair value and establishing a framework for measuring fair value. The standard creates a three-level hierarchy that establishes classification of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs consist of observable market data, other than Level 1 inputs, such as quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.

In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities, securities lending collateral and equity investments. Level 1 assets include U.S. Treasury securities, exchange-traded mutual funds, repurchase agreements and publicly traded equity securities. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Assets included in Level 2 consist primarily of U.S. Government agency securities, corporate bonds, municipal bonds, asset-backed securities and certain corporate bonds. Level 3 assets include certain corporate bonds and asset-backed securities. These assets have been valued using valuation models with inputs that are both observable and unobservable. The unobservable inputs used in these models are significant to the fair value of the assets and require management’s judgment.

The company determined the fair value of its interest rate swap contracts, considered Level 2 assets, using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves.

The fair value of the liability for the guarantee of ERPs is derived using probability-weighted Black-Scholes option values for various scenarios. The liability is included in Level 3 because management uses significant unobservable inputs including probability, expected return and volatility factors to determine the fair value.

Financial assets and liabilities recorded in the consolidated balance sheet as of March 31, 2009 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$219.6	$—	$—	$219.6
Mutual funds	17.2	—	—	17.2
Corporate bonds	—	0.1	—	0.1
Municipal bonds	—	6.0	—	6.0
U.S. Government agency securities	—	5.6	—	5.6

Total	236.8	11.7	—	248.5
Securities lending collateral:
Corporate bonds	—	145.7	—	145.7
Asset-backed securities	—	5.6	0.7	6.3
Repurchase agreements	3.4	—	—	3.4

Total	3.4	151.3	0.7	155.4
Equity investments	54.4	—	—	54.4

Total Assets at Fair Value	$294.6	$163.0	$0.7	$458.3

Liabilities at Fair Value:
Interest rate swap contracts	$—	$(35.4)	$—	$(35.4)
Guarantee of CBOE exercise right privileges	—	—	(1.2)	(1.2)

Total Liabilities at Fair Value	$—	$(35.4)	$(1.2)	$(36.6)

The following is a reconciliation of assets and liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2009.

(in millions)	Securities Lending Collateral Assets	Guarantee of CBOE Exercise Right Privileges Liability
Fair value of assets (liabilities) at January 1, 2009	$1.5	$(1.2)
Realized and unrealized gains (losses):
Included in non-operating income (expense)	0.6	—
Included in other comprehensive income (loss)	0.1	—
Settlements	(1.5)	—

Fair value of assets (liabilities) at March 31, 2009	$0.7	$(1.2)

Total unrealized gains (losses) related to financial assets and liabilities in the consolidated balance sheet at March 31, 2009	$0.1	$—

During the first quarter of 2009, CME Group did not record impairment on any assets or liabilities that are recorded at fair value on a nonrecurring basis.

10. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per common share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options of approximately 734,000 and 134,000 were anti-dilutive for the quarters ended March 31, 2009 and 2008, respectively. Restricted stock awards of approximately 5,000 were anti-dilutive for the quarter ended March 31, 2009. There were no anti-dilutive restricted stock awards for the quarter ended March 31, 2008. These options and awards were not included in the diluted earnings per common share calculations.

FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” is effective for fiscal years beginning after December 31, 2008. The company determined that the impact of using the two-class method prescribed by FSP No. EITF 03-6-1 is immaterial.

	Quarter Ended March 31,
	2009	2008
Net Income (in millions)	$199.1	$283.5

Weighted Average Number of Common Shares (in thousands):
Basic	66,302	53,751
Effect of stock options	120	268
Effect of restricted stock awards	17	9

Diluted	66,439	54,028

Earnings per Common Share:
Basic	$3.00	$5.28
Diluted	3.00	5.25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Form 10-Q and CME Group’s Annual Report on Form 10-K for the year ended December 31, 2008.

On March 23, 2008, CME Group acquired Credit Market Analysis Limited and its wholly-owned subsidiaries (collectively, CMA). On August 22, 2008, NYMEX Holdings, Inc. (NYMEX Holdings) merged with CME Group. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of CMA beginning on March 24, 2008, and the financial results of the former NYMEX Holdings beginning August 23, 2008.

References in this discussion and analysis to “we,” “us” and “our” are to CME Group and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), and New York Mercantile Exchange, Inc. (NYMEX), collectively.

RESULTS OF OPERATIONS

Financial Highlights

The comparability of our operating results for the first quarter of 2009 to the same period in 2008 is significantly impacted by our merger with NYMEX Holdings. In the discussion and analysis that follows, we have quantified the incremental revenue and expense resulting from these transactions wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2009	2008	Change
Total operating revenues	$647.1	$625.1	4%
Total operating expenses	260.7	225.2	15
Operating margin	60%	64%

Non-operating income (expense)	$(35.9)	$7.3	n.m.
Effective tax rate	43%	30%

Net income	$199.1	$283.5	(30)
Diluted earnings per common share	3.00	5.25	(43)

Cash flows from operations	254.7	376.9	(32)

n.m. not meaningful

•

The increase in operating revenues was attributable primarily to revenue contributed by NYMEX products and services, rental income and revenue generated by GFX Corporation (GFX). These increases were partially offset by a decline in overall CME and CBOT trading volume and processing services revenues due to the merger with NYMEX Holdings.

•

The most significant increases in operating expenses occurred in amortization of purchased intangibles, compensation and benefits costs as well as licensing and other fee agreements due primarily to the merger with NYMEX Holdings.

•	The decrease in non-operating income (expense) was primarily attributable to an increase in interest expense and other borrowing costs resulting from debt issuances in August 2008 and February 2009.

•

Our effective tax rate was lower in 2008 due primarily to the favorable impact of an Illinois tax law change in the first quarter of 2008. An increase in our state and local tax rates as the result of our merger with NYMEX Holdings in August 2008 contributed to a rise in our effective tax rate in 2009.

•	The decline in diluted earnings per share reflects the impact of common stock issuances made in conjunction with the NYMEX Holdings merger.

•	A decline in trading volumes contributed to a decrease in cash flows from operations.

Operating Revenues

	Quarter Ended March 31,
(dollars in millions)	2009	2008	Change
Clearing and transaction fees	$527.8	$525.1	1%
Quotation data fees	85.5	56.8	51
Processing services	0.1	17.5	(99)
Access and communication fees	11.6	10.5	10
Other	22.1	15.2	45

Total Operating Revenues	$647.1	$625.1	4

Clearing and Transaction Fees. The increase in revenues was primarily attributable to the incremental trading volume generated by NYMEX products and CME ClearPort services as well as an increase in the average rate per contract during the first quarter of 2009 when compared with the same period in 2008. This increase was offset by a decline in overall trading volume for CME and CBOT products.

Trading Volume

The following table summarizes average daily trading volume. For comparative purposes, CME, CBOT and NYMEX products have been presented separately. All amounts exclude TRAKRS and Swapstream products.

	Quarter Ended March 31,
(amounts in thousands)	2009	2008	Change
Products and Services Average Daily Volume:
Interest rate:
CME	2,187	4,471	(51)%
CBOT	1,656	3,780	(56)

Equity:
CME	3,325	3,613	(8)
CBOT	212	216	(2)

Foreign exchange:
CME	507	640	(21)

Commodity and alternative investment:
CME	82	101	(18)
CBOT	603	848	(29)
NYMEX	1,187	—	n.m.

CME ClearPort	629	—	n.m.

Aggregate Average Daily Volume:
CME	6,101	8,825	(31)
CBOT	2,471	4,844	(49)
NYMEX	1,187	—	n.m.
CME ClearPort	629	—	n.m.

Electronic Volume:
CME	5,269	7,235	(27)
CBOT	1,986	3,862	(49)
NYMEX	968	—	n.m.
Electronic Volume as a Percentage of Total Average Daily Volume	79%	81%

n.m.	not meaningful

The overall decrease in volume in the first quarter of 2009 was primarily attributable to a decline in interest rate volume. The decrease in volume was partially offset by the addition of NYMEX product lines. In the following discussion on volume, NYMEX volume information for the prior period is provided for comparative purposes only and does not correspond to revenue recognized by CME Group prior to the merger date.

Interest Rate Products

In the first quarter of 2009, the global credit crisis and the Federal Reserve Bank’s zero interest rate policy for short term interest rates were the primary contributors to the overall decrease in interest rate volume. We believe the credit crisis has led to increased risk aversion, distorted historical relationships within the interest rate markets and reduced debt issuance. As long as these conditions are present and in the absence of offsetting events and circumstances, we expect to continue to see lower interest rate trading volume in 2009 when compared with 2008.

Eurodollar futures contracts volume decreased by 50% to an average of 1.6 million contracts per day in the first quarter of 2009 when compared with the same period in 2008. Average daily volume for Eurodollar options, which are primarily traded through open outcry, decreased by 54% to 0.6 million contracts per day in the first quarter of 2009 when compared with the same period in 2008. We believe the decrease in volume was primarily attributable to the extreme volatility and decoupling of related markets, which have reduced certain customers’ ability to assume and maintain positions. We believe the increase in market volatility was generated from uncertainty regarding interest rate expectations as a result of the recession.

The 10-Year U.S. Treasury note futures and options decreased by 52% to an average of 0.8 million contracts per day in the first quarter of 2009 compared with the same period in 2008. Average daily volume for the 5-Year U.S. Treasury note futures and options decreased by 63% to 0.4 million contracts per day in the first quarter of 2009 compared with the same period in 2008. In addition, the 30-Year U.S. Treasury note futures and options decreased by 52% to an average of 0.3 million contracts per day. Average daily volume for the 2-Year U.S. Treasury note futures and options decreased by 66% to 0.1 million contracts per day. The decline in overall U.S. Treasury note futures and options volume is believed to be due largely to the credit crisis, which has resulted in reduced corporate debt issuances, reduced mortgage issuances and refinances, a slowdown in U.S. Treasury cash market trading and the Federal Reserve Bank’s plan to purchase U.S. Treasury securities.

Equity Products

The decline in trading volume for equity products during the first quarter of 2009 was due primarily to the termination of our license to list Russell-based contracts in September 2008. Trading volume for the Russell-based contracts averaged 322,000 contracts per day for the first quarter of 2008.

Average daily volume for our E-mini equity products decreased by 7% to 3.2 million when compared with the same period in 2008, which was primarily driven by the termination of our license to list Russell-based contracts. Included in this overall decrease in E-mini equity product volume were E-mini NASDAQ 100 contracts, which declined 28% to an average of 0.3 million per day. The decline in overall E-mini product volume was partially offset by an increase in E-mini

S&P futures and options, which rose 8% to an average of 2.8 million contracts per day. We believe that the shift in volumes from the E-mini NASDAQ contracts to the E-mini S&P contracts is attributable to a shift by market participants to more liquid markets during periods of high market volatility caused by the recession. Average volatility, as measured by the CBOE Volatility Index, increased to 45% during the first quarter of 2009 compared with 26% in the same period in 2008.

Foreign Exchange Products

We believe trading volume for foreign exchange products declined in the first quarter of 2009, when compared with the same period in 2008, due largely to extreme market volatility, convergence of global interest rates and increased risk aversion by market participants resulting from the recession. The average daily volume for the Japanese yen products decreased 41% to 90,000 contracts per day in the first quarter of 2009. In the first quarter of 2009, the average daily volume of electronically-traded foreign exchange products accounted for 96% of total foreign exchange average daily volume compared with 94% in the same period of 2008.

Commodity and Alternative Investment Products

The overall trading volume for commodities increased in the first quarter of 2009 when compared with the same period in 2008 due primarily to the addition of exchange-traded NYMEX products to our existing product lines. NYMEX products consist mainly of energy futures and options as well as futures and options on precious and base metals.

During the first quarter of 2009, volume for standard corn products decreased by 24% to an average of 237,000 contracts per day. Average daily volume of standard soybean products declined by 24% to 167,000 contracts in the first quarter of 2009 when compared with the same period in 2008. We believe the decline in overall commodities volume was due primarily to the decreased investment in commodities as an asset class resulting from the recession.

CME ClearPort Services

Average daily volume for over-the-counter contracts cleared through CME ClearPort (formerly NYMEX ClearPort prior to the merger in August 2008) increased by 33% to 0.6 million contracts in the first quarter of 2009 when compared with the first quarter of 2008. Contracts cleared through CME ClearPort include primarily natural gas, crude oil and other energy-related contracts. The revenue contributed by CME ClearPort clearing services was $67.0 million in the first quarter of 2009. Approximately 91% of CME ClearPort revenue in the first quarter of 2009 was attributable to natural gas, petroleum and crude oil contracts.

Average Rate per Contract

In the first quarter of 2009, the increase in the average rate per contract when compared with the same period of 2008 contributed to an increase in revenues. All amounts in the following table exclude TRAKRS and Swapstream products.

	Quarter Ended March 31,
	2009	2008	Change
Total volume (in millions)	633.7	833.8	(24)%
Clearing and transaction fees (in millions)	$527.7	$524.9	1
Average rate per contract	$0.833	$0.630	32

The increase in the overall rate per contract was primarily attributable to the addition of NYMEX products and CME ClearPort services to our existing offerings. For the first quarter of 2009, average rates per contract for NYMEX products and CME ClearPort services were $1.476 and $1.745, respectively. In addition, the overall rate per contract increased due to a lower portion of CME interest rate products as a percentage of total volume compared with CME equity products, which have a higher rate per contract. As a percentage of total volume, equity products trading volume increased by 13% in the first quarter of 2009, while interest rate products volume decreased by 16% when compared with the same period in 2008.

The increase in the average rate per contract during the first quarter of 2009 was partially offset by a decrease in the average rate per contract for the E-mini S&P futures and options because incremental volume exceeded the CME Globex fee cap.

Volume/Rate Analysis

Average rate per contract is impacted by our rate structure, which includes volume-based incentives; product mix; trading venue, and the percentage of trading volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the change in revenue attributable to changes in each is only an approximation. Using the total volume and average rate per contract data provided in the table above, we estimate that clearing and transactions fees revenues increased by $169.5 million due to the increase in average rate per contract and decreased by $166.7 million due to the decline in total volume, resulting in a net increase in revenues in the first quarter of 2009 when compared with the same period in 2008.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. As of March 31, 2009, we had approximately 130 clearing firms. Two firms represented 13% and 11% of our clearing and transaction fees revenue for the first quarter of 2009. Should a clearing firm discontinue operations, we believe the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe a concentration would expose us to significant risk from the loss of revenues earned from a particular firm.

Quotation Data Fees. The increase in revenues in the first quarter of 2009 when compared with the same period of 2008 was largely attributable to the incremental revenue of $24.8 million generated from NYMEX services.

	Quarter Ended March 31,
(dollars in millions except monthly fee per device)	2009	2008	Change
Average estimated monthly basic device screen count	435,000	301,000	134,000
Basic device monthly fee per device	$55	$55	$—
Estimated increase in revenue due to an increase in screen counts			$22.0
Data feed surcharges			1.6

CME, CBOT and NYMEX services			23.6
CMA services			3.4

The two largest resellers of our market data generated approximately 56% of our quotation data fees in the first quarter of 2009. However, we consider exposure to significant risk of revenue loss to be minimal despite this concentration. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from the two largest quote vendors report usage and remit payment for exchange market data fees directly to us.

Processing Services. The decline in revenues in the first quarter of 2009 when compared with 2008 was primarily attributable to the termination of our prior service agreement with NYMEX Holdings as a result of the merger in August 2008. Our trade matching agreement with NYMEX Holdings generated revenues of $17.0 million in the first quarter of 2008.

Access and Communication Fees. The increase in revenues was due primarily to the ongoing upgrade of customer bandwidth connections and continued expansion of our co-location program. The increase in revenues was partially offset by a decline in trading floor-related fees resulting from the consolidation of our Chicago trading floors in mid-2008. The merger with NYMEX Holdings did not result in any material incremental revenues during the first quarter of 2009.

Other Revenues. The growth in revenues in the first quarter of 2009 when compared with the same period in 2008 was largely attributable to the rental income and associated revenues generated from building operations acquired in our merger with NYMEX Holdings. NYMEX Holdings’ operations contributed incremental revenues of $3.0 million in the first quarter of 2009.

In addition, trading revenue generated by GFX increased by $3.0 million in the first quarter of 2009 due to an increase in trading activity.

Operating Expenses

	Quarter Ended March 31,
(dollars in millions)	2009	2008	Change
Compensation and benefits	$86.7	$73.3	18%
Communications	12.4	14.8	(16)
Technology support services	11.8	17.0	(30)
Professional fees and outside services	22.3	14.8	51
Amortization of purchased intangibles	33.3	16.2	105
Depreciation and amortization	31.0	34.3	(10)
Occupancy and building operations	19.4	16.7	16
Licensing and other fee agreements	24.6	13.5	82
Restructuring	3.2	1.8	78
Other	16.0	22.8	(33)

Total Operating Expenses	$260.7	$225.2	15

Compensation and Benefits. The overall increase in compensation and benefits expense in the first quarter of 2009, when compared with the same period in 2008, consisted primarily of the following:

(in millions)	Increase (Decrease)
Average headcount	$10.3
Stock-based compensation	2.4
Non-qualified deferred compensation plan	0.7
Bonus	(0.6)

•

Average headcount increased by about 340 employees, or 17%, in the first quarter of 2009 compared with the same period in 2008. The increase was due primarily to the addition of approximately 400 employees in our merger with NYMEX Holdings in August 2008, partially offset by the impact of our restructuring initiatives. As of March 31, 2009 and 2008, we had approximately 2,280 and 1,990 employees, respectively.

•

Stock-based compensation increased in the first quarter of 2009 due mainly to the expense related to the June 2008 grant and the conversion of stock options previously granted to NYMEX Holdings’ employees.

•

In the first quarter of 2009, the increase in expense was also attributable to an increase in our non-qualified deferred compensation plan liability, the impact of which does not affect net income because of an equal and offsetting change in investment income.

•

Increases in expense were partially offset by a reduction in bonus expense. Bonus expense decreased due primarily to a decline in performance relative to our 2009 cash earnings target versus our 2008 performance relative to our 2008 cash earnings target.

Communications. The decrease in expense in the first quarter of 2009 was due primarily to the elimination of costs incurred to support our CBOT metals trading products on e-CBOT. The metals trading products sale was completed in the third quarter of 2008. In addition, expense decreased as a result of the consolidation of trading systems and floor operations for CME and CBOT and improved network efficiencies. Decreases were partially offset by $1.4 million of expense generated from NYMEX trading operations during the first quarter of 2009.

Technology Support Services. Expense decreased in the first quarter of 2009 compared with the same period in 2008 due to the termination of maintenance and service agreements for the e-CBOT electronic trading platform. The agreements were terminated in July 2008. The decrease was partially offset by incremental expense of $1.5 million generated by NYMEX operations in the first quarter of 2009.

Professional Fees and Outside Services. The increase in expense is related primarily to expenses incurred to support various strategic initiatives. In addition, legal fees and consulting services as well as temporary staffing and other outside services associated with our merger integration efforts contributed to the increase.

Amortization of Purchased Intangibles. The increase in expense in the first quarter of 2009 compared with the same period in 2008 was due largely to the amortization of intangible assets acquired in our merger with NYMEX Holdings, which was completed in August 2008.

Depreciation and Amortization. Expense decreased in the first quarter of 2009 when compared with the same period in 2008 as a result of systems integration and trading floor consolidation in the first half of 2008. The decrease was partially offset by depreciation of assets acquired in our merger with NYMEX Holdings.

Property additions are summarized below. Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and the build-out of our data centers.

	Quarter Ended March 31,
(dollars in millions)	2009	2008	Change
Total property additions, including landlord-funded leasehold improvements	$35.1	$33.4	5%
Technology-related assets as a percentage of total additions	92%	87%

Occupancy and Building Operations. The increase in expense in the first quarter of 2009 compared with the same period in 2008 was primarily attributable to commercial real estate acquired in our merger with NYMEX Holdings. The acquired property resulted in an increase in utilities, maintenance, property taxes and insurance expenses, partially offset by a decrease in expenses due to a reduction in temporary space at our Chicago headquarters.

Licensing and Other Fee Agreements. The increase in expense is attributable primarily to royalty fees and broker rebates on NYMEX products which totaled $11.4 million in the first quarter of 2009.

Restructuring. The increase in expense was attributable primarily to the NYMEX restructuring program, which we initiated in August 2008. We will recognize approximately $3.7 million of additional expense under this program, which is expected to be substantially complete by August 2009.

Other Expense. The decrease in expenses in the first quarter when compared with the same period in 2008 consists of a $3.7 million write-off related to in-process research and development acquired in the CMA purchase in 2008 and a $2.7 million provision for litigation matters recognized in 2008.

Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2009	2008	Change
Investment income	$1.8	$11.4	(84)%
Gains (losses) on derivative investments	—	(2.2)	(100)
Securities lending interest income	2.4	23.6	(90)
Securities lending interest and other costs	(0.4)	(19.3)	(98)
Interest and other borrowing costs	(38.5)	(2.3)	n.m.
Guarantee of exercise rights privileges	—	8.4	(100)
Equity in losses of unconsolidated subsidiaries	(1.2)	(3.9)	(70)
Other income (expense)	—	(8.4)	(100)

Total Non-Operating Income (Expense)	$(35.9)	$7.3	n.m.

n.m.	not meaningful

Investment Income. During the first quarter of 2009, investment income decreased due largely to decreases in market interest rates resulting from rate reductions by the Federal Open Market Committee throughout 2008. The decrease was partially offset by an increase in invested portion of clearing firms’ cash from performance bonds and security deposits in the first quarter of 2009 compared with the same period in 2008.

Annualized average rates of return and average investment balances indicated in the table below include short-term investments classified as cash and cash equivalents, marketable securities and the portion of clearing firms’ cash performance bonds and security deposits that we chose to invest.

	Quarter Ended March 31,
(dollars in millions)	2009	2008	Change
Annualized average rate of return	0.26%	3.27%	(3.01)%
Average investment balance	$3,290.8	$1,604.7	$1,686.1

Change in income due to rate			$(21.4)
Change in income due to balance			10.5

The analysis presented in the table above does not include income (loss) on insurance contracts or gains (losses) on marketable securities related to our non-qualified deferred compensation plans. Realized losses on marketable securities related to the deferred compensation plans were $1.1 million and $1.8 million for the first quarter of 2009 and 2008, respectively. We exclude the impact of the marketable securities related to our non-qualified deferred compensation plan from this analysis because gains and losses from these securities are offset by an equal amount of compensation and benefits expense. Dividend income of $0.4 million received from our investment in BM&FBovespaSA (BM&F) stock in the first quarter of 2009 is also excluded from the table above.

Gains (Losses) on Derivative Investments. In the first quarter of 2008, the net loss on derivative contracts was due primarily to the unrealized loss on the option contract purchased to hedge our risk of changes in the fair value of BM&F stock resulting from foreign currency exchange rate fluctuations between the U.S. dollar and the Brazilian real. The put option was entered into in February 2008 with Lehman Brothers Special Financing Inc., and was terminated in September 2008 by us when Lehman Brothers Holdings Inc. filed for bankruptcy.

Securities Lending Income and Expense. CME’s securities lending program remained suspended during the first quarter of 2009 due to high volatility in the credit markets and extreme demand for U.S. Treasury securities.

	Quarter Ended March 31,
	2009	2008	Change
Average daily balance of funds invested (in billions)	$—	$2.4	$(2.4)

Annualized average rate earned	—%	3.95%	(3.95)%
Annualized average rate paid	—	3.22	(3.22)

Net earned from securities lending	—%	0.73%	(0.73)%

This analysis above does not include activity for the NYMEX securities lending program, which had assets totaling $155.4 million at March 31, 2009. During the first quarter of 2009, securities lending interest income for this program was $2.4 million and securities lending interest expense and bank fees totaled $0.4 million. We intend to wind down this program during 2009 as our investments mature.

Interest and Other Borrowing Costs. In the first quarter of 2009, interest and other borrowing costs increased due largely to higher average debt levels outstanding as a result of debt issued in August 2008 and February 2009. These borrowings consisted of commercial paper and short- and long-term notes. During the first quarter of 2008, borrowings outstanding consisted of commercial paper.

	Quarter Ended March 31,
	2009	2008	Change
Weighted average borrowings outstanding (in millions)	$3,178.4	$204.3	$2,974.1
Weighted average effective yield	3.76%	3.24%	0.52%
Total cost of borrowing	4.92	3.56	1.36

Total cost of borrowing includes interest, commitment fees, accretion of discounts on debt and debt issuance costs. In February 2009, we terminated our revolving bridge facility. Total debt issuance costs for the bridge facility during the first quarter of 2009 were $7.6 million, including $4.6 million of accelerated costs resulting from the facility’s termination.

Guarantee of Exercise Right Privileges. Under the terms of our merger with CBOT Holdings, holders that did not elect to sell their ERPs to us are entitled to a minimum guaranteed payment of up to $250,000 upon resolution of the lawsuit between CBOT and CBOE. In December 2008, a settlement hearing for the ERP litigation was held. However, a final ruling has not been made. Our liability under the guarantee, which is recorded at fair value in other liabilities in our consolidated balance sheets, was estimated at $1.2 million as of March 31, 2009 and December 31, 2008. Our reassessment of estimated fair value during the first quarter of 2009 did not result in a change in the recorded amount of the guarantee liability. We will continue to reassess and, if necessary, adjust the fair value of the guarantee liability until the lawsuit is resolved.

Equity in Losses of Unconsolidated Subsidiaries. The decrease in losses in the first quarter of 2009 when compared with the same period in 2008 was due primarily to the termination of our investment in FXMS, our joint venture with Reuters, in the third quarter of 2008. The decrease in losses from FXMS was partially offset by losses from our investment in DME Holdings Limited, an investment acquired in our merger with NYMEX Holdings.

Other Non-Operating Expense. The decrease is attributable to transfer and other transaction fees related to our investment in BM&F in the first quarter of 2008.

Income Tax Provision

The effective tax rate increased to 43.2% for the first quarter of 2009 from 30.4% in the same period of 2008. The increase was due primarily to an Illinois tax law change enacted in the first quarter of 2008 that resulted in a $38.6 million decrease in our tax expense and our net deferred tax liability in the first quarter of 2008. In addition, in the first quarter of 2009, it was determined that $6.3 million of federal tax positions were determined to not meet the required more-likely-than-not standard. As a result, a liability was established under FIN No. 48. The increase in the effective tax rate was also due to an increase in our ongoing state and local tax rates as a result of our merger with NYMEX Holdings in August 2008.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $254.7 million for the first quarter of 2009 compared with $376.9 million for the same period in 2008. For the first quarter, net cash provided by operating activities was $55.6 million higher than net income. This increase consisted primarily of a $90.1 million increase in income taxes payable, $33.3 million of amortization of purchased intangibles and $31.0 million of depreciation and amortization, offset by a $53.3 million decrease in other current liabilities and a $45.1 million increase in accounts receivable. The increase in income tax payable is primarily due to the income tax expense exceeding the income tax payments during the first quarter. The decrease in other current liabilities is due primarily to a decrease in accrued bonus expense as well as accrued restructuring related to our merger with NYMEX Holdings. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash provided by investing activities was $301.0 million in the first quarter of 2009 compared with cash used in investing activities of $100.6 million in the first quarter of 2008. The increase in cash was due primarily to a $274.4 million decrease in the NYMEX securities lending program investments and the $68.8 million acquisition of CMA, net of cash received, in the prior year.

Cash used in financing activities was $514.4 million in the first quarter of 2009 compared with $55.2 million for the same period in 2008. The increase in cash used was due primarily to an increase in commercial paper maturities, net of proceeds of $860.1 million and a $299.8 million decrease in NYMEX securities lending liabilities, partially offset by proceeds from debt issuances, net of costs, of $744.7 million.

Debt Instruments. We maintain public debt of $2.1 billion, including $250.0 million of floating rate notes due in 2009, $300.0 million of floating rate notes due in 2010, $750.0 million 5.40% fixed rate notes due in 2013 and $750.0 million of 5.75% fixed rate notes due in 2014. The floating rate notes due in 2009 and 2010 accrue interest at the London Interbank Offered Rate (LIBOR) plus 0.20% and LIBOR plus 0.65%, respectively. We entered into interest-rate swap agreements that effectively fixed the rate at 3.12% and 3.92% for floating rate notes due in 2009 and 2010, respectively. The proceeds from the debt issuance were used to finance the merger with NYMEX Holdings and to repay any outstanding commercial paper borrowings that were backstopped by the 364-day revolving bridge facility as well as for general corporate purposes. We terminated the bridge facility on February 10, 2009.

We also maintain a $1.4 billion senior credit facility with various financial institutions, which includes a term loan of $420.5 million and a revolving credit facility of $995.5 million. We may, at our option, as long as we are not in default under the senior credit facility, increase the facility from time to time by an aggregate amount of up to $1.1 billion to a total of $2.5 billion of revolving loans with only the consent of the agent and the lenders providing the additional funds. Proceeds from the senior credit facility were used to pay fees and expenses and finance the merger with NYMEX Holdings, to pay fees and expenses in connection with the refinancing of existing debt of NYMEX Holdings, to finance dividends and stock repurchases, as well as to support issuances of commercial paper. The revolving credit facility expires on August 21, 2011.

At March 31, 2009, we have excess borrowing capacity for general corporate purposes of approximately $310.1 million.

We maintain a 364-day revolving line of credit with a consortium of banks to be used in certain situations by our clearing house. The line of credit provides for borrowings of up to $600.0 million. This line of credit is collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the Interest Earning Facilities and any performance bond deposits of a clearing firm that has defaulted on its obligation. The line of credit can only be drawn on to the extent it is collateralized. At March 31, 2009, security deposit collateral available was $2.3 billion. We have the option to request an increase in the line from $600.0 million to $1.0 billion with the participating banks’ approval. The revolving credit facility expires on October 9, 2009.

As of March 31, 2009, we maintained an AA long-term credit rating and an A1+ short-term credit rating with Standard & Poor’s. We maintained an Aa3 long-term credit rating and a P1 short-term credit rating with Moody’s Investor Service (Moody’s). The outlook for our ratings is considered stable by Standard & Poor’s and Moody’s. Given our ability to pay down debt levels and refinance existing debt facilities if necessary, we expect to maintain an investment grade rating. If our ratings are downgraded due to a change in control which results in a downgrade below investment grade, we are required to make an offer to repurchase our fixed and floating rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. In addition, our senior credit facility and revolving line of credit also require that we maintain a specified minimum net worth. As of March 31, 2009, we are in compliance with the various covenant requirements of all our debt facilities.

The indentures governing our floating and fixed rate notes, our 364-day credit facility for $600.0 million and our revolving credit and term loan agreement for $1.4 billion due 2011 do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company, which could indirectly affect the ability to pay dividends.

For example, under our revolving credit and term loan agreement, we are required to remain in compliance with a consolidated net worth test, defined as our consolidated shareholders’ equity as of June 30, 2008 on a pro forma basis to give effect to the NYMEX Holdings merger and to give effect to the share repurchases made and special dividends paid, but only up to the amount of such repurchases and dividends publicly announced and made or paid within 18 months after August 22, 2008 (and in no event greater than $1.5 billion in the aggregate for such repurchases and dividends), multiplied by 0.65.

In addition, our 364-day credit facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as consolidated shareholders’ equity less intangible assets (as defined in the agreement), of not less than $96.0 million. In the event CME elects to increase the facility, the minimum consolidated tangible net worth test will increase ratably up to $120.0 million. CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries, including CME, in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

CME Group and its subsidiaries are also required to comply with restrictions contained in the General Corporation Laws of its state of incorporation which could also limit its (or their) ability to declare and pay dividends. The decision to pay dividends is also subject to the discretion of each entity’s board of directors.

To satisfy our performance bond obligation with Singapore Exchange Limited, we pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At March 31, 2009, the letters of credit totaled $23.0 million. In addition, we had pledged securities with a fair value of $114.6 million at March 31, 2009.

CME also guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit would be utilized in the event that GFX defaults in meeting performance bond requirements to its clearing firm.

Liquidity and Cash Management. Cash and cash equivalents totaled $339.2 million at March 31, 2009 and $297.9 million at December 31, 2008. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. In June 2008, we approved a repurchase of up to $1.1 billion of CME Group Class A common stock over a period of 18 months. Effective January 2009, we have temporarily suspended this program to devote our excess cash flows to debt reduction.

Net current deferred tax assets of $33.9 million and $95.5 million are included in other current assets at March 31, 2009 and December 31, 2008, respectively. Total net current deferred tax assets include primarily unrealized losses and accrued expenses.

Net long-term deferred tax liabilities were $7.7 billion at March 31, 2009 and December 31, 2008. Total net deferred tax liabilities include deferred tax liabilities of $7.8 billion at March 31, 2009 and December 31, 2008 related to purchase accounting for intangible assets in our mergers with CBOT Holdings and NYMEX Holdings.

We have a long-term deferred tax asset included within our domestic long-term deferred tax liability of $144.9 million for an unrealized capital loss incurred in Brazil related to our investment in BM&F. As of March 31, 2009, we do not currently meet the more-likely-than-not threshold that would allow us to fully realize the value of the unrealized capital loss. As a result, a partial valuation allowance of $24.7 million was previously provided for the amount of the unrealized capital loss that exceeds potential capital gains that could be used to offset the capital loss in future periods. We also have a long-term deferred tax asset related to Brazilian taxes of $127.1 million for a net operating loss and an unrealized capital loss incurred in Brazil related to our investment in BM&F. A full valuation allowance of $127.1 million was previously provided because we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of the net operating loss or the unrealized capital loss in Brazil in the future.

Net long-term deferred tax assets also include a $15.8 million deferred tax asset for net operating losses related to Swapstream. Since Swapstream has not yet developed a pattern of operating income, our assessment at March 31, 2009 is that we do not currently meet the more-likely-than-not threshold that would allow us to realize the value of foreign net operating losses in the future. As a result, the $15.8 million deferred tax asset arising from these net operating losses was fully reserved as the losses were incurred.

Fair Value Measurements. In order to determine the fair value of financial assets and liabilities, we use the three-level framework established by SFAS No. 157, “Fair Value Measurements.” In general, we use quoted prices in active markets for identical assets to determine fair values of marketable securities, securities lending collateral and equity investments. Level 1 assets include U.S. Treasury securities, exchange-traded mutual funds, repurchase agreements and publicly-traded equity securities. If quoted prices are not available to determine fair value, we use other inputs that are observable either directly or indirectly. Assets included in Level 2 consist primarily of U.S. Government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. Level 3 assets include certain corporate bonds and asset-backed securities. These assets have been valued using valuation models with inputs that are both observable and unobservable. The unobservable inputs used in these models are significant to the fair value of the investments and require management’s judgment.

We determine the fair value of the interest rate swap contracts, considered Level 2 assets, using standard valuation models that are based on market-based observable inputs including forward and spot exchange rates and interest rate curves.

The fair value of the liability for the guarantee of ERPs is derived using probability-weighted Black-Scholes option values for various scenarios. The liability is included in Level 3 because management uses significant unobservable inputs including probability, expected return and volatility factors to determine the fair value.

Financial assets and liabilities recorded in the consolidated balance sheet as of March 31, 2009 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities	$236.8	$11.7	$—	$248.5
Securities lending collateral	3.4	151.3	0.7	155.4
Equity securities	54.4	—	—	54.4

Total Assets at Fair Value	$294.6	$163.0	$0.7	$458.3

Liabilities at Fair Value:
Interest rate swap contracts	$—	$(35.4)	$—	$(35.4)
Guarantee of CBOE exercise right privileges	—	—	(1.2)	(1.2)

Total Liabilities at Fair Value	$—	$(35.4)	$(1.2)	$(36.6)

The following is a reconciliation of assets and liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2009.

(in millions)	Securities Lending Collateral Assets	Guarantee of CBOE Exercise Right Privileges Liability
Fair value of assets (liabilities) at January 1, 2009	$1.5	$(1.2)
Realized and unrealized gains (losses):
Included in non-operating income (expense)	0.6	—
Included in other comprehensive income (loss)	0.1	—
Settlements	(1.5)	—

Fair value of assets (liabilities) at March 31, 2009	$0.7	$(1.2)

Total unrealized gains (losses) related to financial assets and liabilities in the consolidated balance sheet at March 31, 2009	$0.1	$—

During the first quarter of 2009, we did not record impairment on any assets or liabilities that are recorded at fair value on a nonrecurring basis.

Recent Accounting Pronouncements

In April 2009, FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. 107-1 requires publicly-traded companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. To the extent they are material, we will include required disclosures beginning with the quarterly report for the period ended June 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. The following discussion addresses only material changes in our market risk exposure since December 31, 2008. This discussion should be read in conjunction with Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2008.

Equity Price Risk

We hold certain investments in equity securities for strategic purposes. Investments subject to equity price risks are generally recorded as available for sale at their fair value. Equity securities whose sale is restricted for greater than 12 months are carried at cost, net of impairment charges, until the restriction is within 12 months of expiration at which time they are recorded at fair value.

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

The table below summarizes our equity investments at March 31, 2009. Equity investments are included in other assets in our consolidated balance sheets.

(dollars in millions)	Original Cost	Fair Value	Carrying Value	Unrealized Gain (Loss), Net of Tax
BM&FBOVESPA S.A.	$631.4	$307.6	$262.9	$27.1 (1)
TSX Group Inc. (2)	46.0	40.2	40.2	(3.5)
IMAREX ASA (2)	41.4	14.2	14.2	(16.5)

(1)	In February 2008, we exchanged 1.2 million shares of CME Group Class A common stock for 101.1 million shares in BM&F. The company may not sell its shares in BM&F for four years after the purchase date. As a result, BM&F stock is reported in other assets at original cost less impairment loss until within 12 months of the restriction lapsing, after which time the stock will be accounted for as an available-for-sale security. The unrealized gain related to BM&F stock is currently not recorded.
(2)	This investment was acquired in August 2008 as part of our merger with NYMEX Holdings.

We do not currently hedge against equity price risk. All equity securities are assessed for other-than-temporary impairment on a quarterly basis. An assessment of whether a security is other-than-temporarily impaired takes into consideration the magnitude and duration of the unrealized loss. As of March 31, 2009, we determined that unrealized losses on our equity investments were not an indication of other-than-temporary impairment.

We are also exposed to foreign currency exchange rate risk related to these investments. Any foreign currency exchange rate risk related to these investments is reflected in the unrealized gain (loss) presented in the table above.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

On August 22, 2008, CME Group completed its merger with NYMEX Holdings. In connection with the merger, NYMEX Holdings was merged into CMEG NY Inc., a wholly-owned subsidiary of CME Group, and the subsidiaries of NYMEX Holdings, including NYMEX and COMEX, became part of the consolidated group of subsidiaries of CME Group. During the first quarter of 2009, the company continued with its integration of the NYMEX Holdings business into the business of CME Group, including the integration of the internal controls and procedures of the former NYMEX Holdings and its subsidiaries into CME Group’s internal controls over financial reporting. There were no other changes in the company’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the integration efforts relating to the merger with NYMEX Holdings.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the Legal Proceedings as described in our Annual Report on Form 10-K, filed with the SEC on March 2, 2009.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors as described in our Annual Report on Form 10-K, filed with the SEC on March 2, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in millions)
January 1 to January 31	138,779	$194.52	138,779	$849
February 1 to February 28	—	—	—	849
March 1 to March 31	—	—	—	849
Total	138,779	$194.52	138,779	849

(1)	Under the terms of the share buyback program announced on June 23, 2008, the company is authorized to purchase Class A common stock with a value of up to $1.1 billion, subject to market conditions. The buyback program will take place over a period of up to 18 months. The authorization of the board of directors permits the repurchase of shares through the open market, an accelerated program, a tender offer or privately negotiated transactions. The share buyback authorization remains in place, however, during the first quarter of 2009 the company suspended purchasing shares in the near-term and is focused on paying down debt.

Item 6.	Exhibits

10.1*	Amendment No. 6, dated as of March 2, 2009, to that certain License Agreement dated September 20, 2005, as amended by and between Standard & Poor’s Financial Services LLC, as assignee and successor in interest to Standard & Poor’s Standard & Poor’s, a division of The McGraw-Hill Companies, and Chicago Mercantile Exchange Inc.

31.1	Section 302 Certification—Craig S. Donohue

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

*	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: May 8, 2009	By:	/s/ James E. Parisi
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer