Form 10-Q
period 2009-06-30
CME GROUP INC.
filed 2009-08-06
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 22, 2009 was as follows: 66,424,136 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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

•

changes in government policy, including policies relating to common or directed clearing, changes as a result of a harmonization of the regulation of the Securities and Exchange Commission (SEC) and the U.S. Commodity Futures Trading Commission (CFTC), or changes relating to the enacted or proposed legislation relating to the current economic crisis;

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

For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of this Report as well as Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

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

Hurricane Risk Landfall Options (HuRLOs) are European style call options on whether, and where, a hurricane first makes landfall on the U.S. Coast. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude our HuRLO products.

All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.

Unless otherwise indicated, references to CME Group products include references to exchange-traded products on one of its regulated exchanges (CME, CBOT, NYMEX, COMEX). Products listed in these exchanges are subject to the rules and regulations of the particular exchange and the applicable rulebook should be consulted.

Item 1.	Financial Statements

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, expect per share data; shares in thousands)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$448.7	$297.9
Collateral from securities lending, at fair value	—	426.9
Marketable securities, including pledged securities of $64.6 and $283.8	105.4	310.1
Accounts receivable, net of allowance of $1.7 and $1.8	282.4	234.0
Other current assets	137.0	189.1
Cash performance bonds and security deposits	8,538.9	17,653.5

Total current assets	9,512.4	19,111.5
Property, net of accumulated depreciation and amortization of $506.0 and $479.5	725.3	707.2
Intangible assets – trading products	16,982.0	16,982.0
Intangible assets – other, net	3,308.9	3,369.4
Goodwill	7,523.1	7,519.2
Other assets	479.5	469.4

Total Assets	$38,531.2	$48,158.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38.5	$71.0
Payable under securities lending agreements	—	456.8
Short-term debt	250.0	249.9
Other current liabilities	179.3	211.8
Cash performance bonds and security deposits	8,538.9	17,653.5

Total current liabilities	9,006.7	18,643.0
Long-term debt	2,738.6	2,966.1
Deferred tax liabilities	7,662.3	7,728.3
Other liabilities	142.3	132.7

Total Liabilities	19,549.9	29,470.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 66,370 and 66,417 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	0.7	0.7
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,136.5	17,128.5
Retained earnings	1,988.0	1,719.7
Accumulated other comprehensive loss	(143.9)	(160.3)

Total Shareholders’ Equity	18,981.3	18,688.6

Total Liabilities and Shareholders’ Equity	$38,531.2	$48,158.7

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, expect per share data; shares in thousands)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Clearing and transaction fees	$536.8	$458.5	$1,064.6	$983.6
Quotation data fees	82.1	59.8	167.6	116.6
Processing services	0.1	18.5	0.2	36.0
Access and communication fees	11.5	10.8	23.1	21.3
Other	17.3	15.6	39.4	30.8

Total Revenues	647.8	563.2	1,294.9	1,188.3

Expenses
Compensation and benefits	88.0	73.6	174.7	146.9
Communications	11.6	12.8	24.0	27.6
Technology support services	11.6	18.1	23.4	35.1
Professional fees and outside services	22.4	16.0	44.0	30.8
Amortization of purchased intangibles	30.5	17.9	63.8	34.1
Depreciation and amortization	30.1	34.5	61.1	68.8
Occupancy and building operations	18.1	17.3	38.2	34.0
Licensing and other fee agreements	21.7	12.0	46.3	25.5
Restructuring	1.4	0.2	4.6	2.0
Other	13.6	17.1	29.6	39.9

Total Expenses	249.0	219.5	509.7	444.7

Operating Income	398.8	343.7	785.2	743.6

Non-Operating Income (Expense)
Investment income	10.1	12.0	11.9	23.4
Gains (losses) on derivative investments	—	(13.0)	—	(15.2)
Securities lending interest income	0.4	—	2.8	23.6
Securities lending interest and other costs	0.3	—	(0.1)	(19.3)
Interest and other borrowing costs	(32.6)	(1.4)	(71.1)	(3.7)
Guarantee of exercise right privileges	—	(3.6)	—	4.8
Equity in losses of unconsolidated subsidiaries	(1.7)	(4.0)	(2.9)	(7.9)
Other income (expense)	(0.4)	(0.1)	(0.4)	(8.5)

Total Non-Operating Income (Expense)	(23.9)	(10.1)	(59.8)	(2.8)

Income before Income Taxes	374.9	333.6	725.4	740.8
Income tax provision	153.1	132.4	304.5	256.1

Net Income	$221.8	$201.2	$420.9	$484.7

Earnings per Common Share:
Basic	$3.34	$3.69	$6.35	$8.96
Diluted	3.33	3.67	6.33	8.91

Weighted Average Number of Common Shares:
Basic	66,329	54,500	66,316	54,125
Diluted	66,526	54,752	66,470	54,390

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in millions, expect per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2008	66,417	3	$17,129.2	$1,719.7	$(160.3)	$18,688.6
Comprehensive income:
Net income				420.9		420.9
Change in net unrealized loss on securities, net of tax of $6.0					9.2	9.2
Change in net actuarial loss on defined benefit plans, net of tax of $0.9					(1.3)	(1.3)
Change in net unrealized loss on derivatives, net of tax of $2.8					4.4	4.4
Change in foreign currency translation adjustment, net of tax of $2.6					4.1	4.1

Total comprehensive income						437.3
Cash dividends on common stock of $2.30 per share				(152.6)		(152.6)
Repurchase of Class A common stock	(139)		(27.0)			(27.0)
Exercise of stock options	74		13.7			13.7
Excess tax benefits from option exercises and restricted stock vesting			1.3			1.3
Vesting of restricted Class A common stock	4
Shares issued to Board of Directors	12		2.4			2.4
Shares issued under the Employee Stock Purchase Plan	2		0.7			0.7
Stock-based compensation			16.9			16.9

Balance at June 30, 2009	66,370	3	$17,137.2	$1,988.0	$(143.9)	$18,981.3

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(dollars in millions, expect per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2007	53,278	3	$10,689.3	$1,619.4	$(3.1)	$12,305.6
Comprehensive income:
Net income				484.7		484.7
Change in net actuarial loss on defined benefit plans, net of tax of $0.2					0.3	0.3
Change in foreign currency translation adjustment, net of tax of $0.3					0.5	0.5

Total comprehensive income						485.5
Cash dividends on common stock of $2.30 per share				(125.3)		(125.3)
Class A common stock issued in exchange for BM&FBovespa SA stock	1,189		631.4			631.4
Tax benefit of stock issuance costs related to CBOT Holdings merger			6.4			6.4
Costs in connection with prior year repurchase of Class A common stock			(0.2)			(0.2)
Exercise of stock options	36		4.5			4.5
Excess tax benefits from option exercises and restricted stock vesting			4.9			4.9
Vesting of issued restricted Class A common stock	5
Shares issued to Board of Directors	5		2.3			2.3
Shares issued under Employee Stock Purchase Plan	2		0.6			0.6
Stock-based compensation			12.7			12.7

Balance at June 30, 2008	54,515	3	$11,351.9	$1,978.8	$(2.3)	$13,328.4

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$420.9	$484.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	16.9	12.7
Amortization of shares issued to Board of Directors	1.3	1.1
Amortization of purchased intangibles	63.8	34.1
Depreciation and amortization	61.1	68.8
Recognition of in-process research and development acquired from Credit Market Analysis Limited	—	3.7
Allowance for doubtful accounts	(0.1)	—
Net accretion of discounts and amortization of premiums on marketable securities	(2.6)	(0.2)
Net accretion of discounts and amortization of debt financing costs	10.4	(0.5)
Guarantee of exercise right privileges	—	(4.8)
Net loss on derivative instruments	—	15.2
Equity in losses of unconsolidated subsidiaries	2.9	7.9
Deferred income taxes	(13.0)	(47.3)
Change in assets and liabilities:
Accounts receivable	(48.3)	(41.8)
Other current assets	(9.6)	1.6
Other assets	(12.0)	(19.5)
Accounts payable	(32.5)	4.0
Income tax payable	1.4	(30.6)
Other current liabilities	(44.2)	10.8
Other liabilities	22.0	4.8

Net Cash Provided by Operating Activities	438.4	504.7

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	368.7	116.2
Purchases of available-for-sale marketable securities	(154.8)	(50.5)
Net change in NYMEX securities lending program investments	425.9	—
Purchases of property, net	(79.0)	(77.3)
Acquisition of Credit Market Analysis Limited, net of cash received	—	(93.7)
Merger-related transaction costs	—	(13.6)
Purchase of derivative related to BM&FBovespa SA investment	—	(45.2)
Capital contributions to FXMarketSpace Limited	(2.9)	(4.6)

Net Cash Provided by (Used in) Investing Activities	557.9	(168.7)

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Financing Activities
Proceeds (repayments) of commercial paper, net	$(968.9)	$1.3
Proceeds from other borrowings, net of issuance costs	743.8	—
Net change in NYMEX securities lending program liabilities	(456.8)	—
Cash dividends	(152.6)	(125.3)
Repurchase of Class A common stock, including costs	(27.0)	—
Proceeds from exercise of stock options	13.7	4.5
Excess tax benefits from option exercises and restricted stock vesting	1.6	5.2
Proceeds from Employee Stock Purchase Plan	0.7	0.6

Net Cash Used in Financing Activities	(845.5)	(113.7)

Net change in cash and cash equivalents	150.8	222.3
Cash and cash equivalents, beginning of period	297.9	845.3

Cash and Cash Equivalents, End of Period	$448.7	$1,067.6

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$329.6	$328.5
Interest paid (excluding securities lending program)	41.0	3.8
Non-cash investing activities:
Change in net unrealized securities gains (losses)	15.2	—
Change in net unrealized derivatives gains (losses)	7.2	—
Non-cash financing activities:
Fair value of Class A common stock issued in exchange for BM&FBovespa SA stock	—	631.4

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

The consolidated financial statements consist of CME Group and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and their respective subsidiaries (collectively, the exchange). In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2009 and December 31, 2008 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

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

Under purchase accounting, CME Group is considered the acquirer of NYMEX Holdings. The preliminary purchase price consists of the following (in millions):

Acquisition of NYMEX Holdings’ outstanding common stock:
In exchange for CME Group’s Class A common stock	$5,931.2
In exchange for cash	3,412.6
Fair value of NYMEX Holdings’ stock options and restricted stock units assumed	43.7
Merger-related transaction costs	51.8

Total Preliminary Purchase Price	$9,439.3

Acquisition of common stock. Pursuant to the merger agreement, NYMEX Holdings’ shareholders elected to receive cash, stock or a combination thereof as consideration for their shares. The aggregate consideration included a mandatory cash component equal to the product of NYMEX Holdings’ common stock outstanding at August 22, 2008 and $36.00 per share. Based on the election for cash and stock as subject to the mandatory cash requirement, CME Group issued 12.5 million shares of Class A common stock to NYMEX Holdings’ shareholders. The share price of $473 used to calculate the fair value of stock issued was based on the average closing price of CME Group’s Class A common stock for the five-day period beginning two trading days before and ending two trading days after March 17, 2008 (the merger announcement date).

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

Preliminary purchase price allocation. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the preliminary purchase price has been allocated to the former NYMEX Holdings’ net tangible and identifiable intangible assets based on their estimated fair values as of August 22, 2008. The allocation of the purchase price was based on certain preliminary valuations and the estimates and assumptions are subject to change. The areas of the purchase price allocation that are not yet finalized include restructuring liabilities and goodwill. The company expects to finalize its purchase price allocation within the next two months.

(in millions)
Cash and cash equivalents	$642.7
Other current assets	794.7
Property and equipment	260.6
Intangible assets	10,664.6
Other non-current assets	130.2
Accounts payable and other current liabilities	(737.9)
Restructuring liabilities	(28.9)
Membership rights payments	(612.0)
Long-term deferred tax liabilities, net	(3,997.6)
Other non-current liabilities	(125.3)
Deferred stock-based compensation	10.7

Total Tangible and Intangible Assets and Liabilities	7,001.8
Goodwill	2,437.5

Total Preliminary Purchase Price	$9,439.3

The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The intangible assets and goodwill acquired are not deductible for tax purposes except for a small portion of goodwill attributable to merger-related transaction costs.

Pre-merger contingencies. The company has not identified any material unrecorded pre-merger contingencies that are both probable and reasonably estimable. If prior to the end of the one-year purchase price allocation period information becomes available which indicates that it is probable that such events had occurred and the amounts can be reasonably estimated, adjustments will be made to the purchase price allocation.

Pro forma results. The following unaudited condensed pro forma consolidated income statements assume that the NYMEX Holdings merger was completed as of January 1, 2007.

(in millions, expect per share data)	Quarter Ended June 30, 2008	Six Months Ended June 30, 2008
Total Revenues	$756.0	$1,573.0
Total Expenses	287.2	585.9
Total Non-Operating Income (Expense)	(27.3)	(52.7)
Net Income	258.1	583.6
Earnings per Common Share:
Basic	3.85	8.75
Diluted	3.83	8.72

This pro forma information has been prepared for comparative purposes only and is not intended to be indicative of past or future results. The pro forma information for the periods presented includes purchase accounting effects on historical NYMEX Holdings’ operating results, amortization of purchased intangible assets, stock-based compensation expense for unvested stock options as well as the impact of NYMEX’s membership rights payments on investment income. Results for the quarter and six months ended June 30, 2008 include NYMEX Holdings’ merger-related transaction costs of approximately $1.3 million and $9.1 million, respectively.

3. Performance Bonds and Security Deposits

CME maintains performance bond and security deposit requirements for futures and options traded on or cleared through CME, CBOT, NYMEX or other exchange marketplaces, as well as for over-the-counter (OTC) products listed for clearing only. Each firm that clears futures, options and OTC products is required to deposit acceptable collateral and maintain specified performance bonds and security deposits principally in the form of cash, funds deposited in the various Interest Earning Facility programs, U.S. government and certain foreign government securities, bank letters of credit or shares of specific U.S. equity securities. Clearing firm positions executed in CME, CBOT and NYMEX exchange marketplaces and cleared-only contracts are subject to the guarantee of CME. Each clearing firm’s positions are separately accounted for in regulated and non-regulated accounts, for which performance bond and security deposit requirements are calculated. Performance bonds and security deposits are available to meet the financial obligations of that clearing firm to CME. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of CME in excess of amounts needed for normal operations. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposit required. As a result, these offsetting liabilities may vary significantly over time.

In addition, the rules and regulations of CBOT require certain minimum financial requirements for delivery of physical commodities. To satisfy these requirements, CBOT clearing firms must deposit collateral with CME in the form of cash, U.S. Treasury securities or letters of credit.

CME accounts for its guarantee of settlement of contracts in accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” CME marks to market all open positions at least twice a day and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME’s guarantee would be one half day of changes in fair value of all open positions, before considering CME’s ability to access defaulting firms’ performance bond and security deposit balances as well as other available resources. During the first six months of 2009, CME transferred an average of approximately $3.4 billion a day through its clearing system for settlement from clearing firms whose positions have lost value to clearing firms whose positions have gained value. CME reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory security deposits. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability in accordance with FIN No. 45 at June 30, 2009.

4. Intangible Assets and Goodwill

Intangible assets consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
(in millions)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,842.5	$(138.5)	$2,704.0	$2,842.5	$(90.3)	$2,752.2
Lease-related intangibles	83.2	(15.8)	67.4	83.2	(9.9)	73.3
Dow Jones licensing agreement	74.0	(13.2)	60.8	74.0	(9.9)	64.1
Technology-related intellectual property	28.4	(7.1)	21.3	28.4	(3.9)	24.5
Open interest	12.3	(12.3)	—	12.3	(9.5)	2.8
Market maker agreement	9.7	(5.1)	4.6	9.7	(4.3)	5.4
Other (a)	4.2	(2.6)	1.6	3.9	(1.8)	2.1

	3,054.3	(194.6)	2,859.7	3,054.0	(129.6)	2,924.4
Foreign currency translation adjustments	(6.7)	1.5	(5.2)	(9.4)	0.3	(9.1)

Total Amortizable Intangible Assets	$3,047.6	$(193.1)	$2,854.5	$3,044.6	$(129.3)	$2,915.3

Indefinite-Lived Intangible Assets:
Trading products			$16,982.0			$16,982.0
Trade names			452.1			452.1
Other (b)			2.6			2.6

			17,436.7			17,436.7
Foreign currency translation adjustments			(0.3)			(0.6)

Total Indefinite-Lived Intangible Assets			17,436.4			17,436.1

Total Intangible Assets			$20,290.9			$20,351.4

(a)	Other amortizable intangible assets consist primarily of non-compete and service agreements and trade names with limited lives.
(b)	Other indefinite-lived intangible assets consist of products in development and a regulatory license.

Total amortization expense for intangible assets was $30.5 million and $17.9 million for the quarters ended June 30, 2009 and 2008, respectively. Total amortization expense for intangible assets was $63.8 million and $34.1 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the future estimated amortization expense related to amortizable intangible assets is expected to be:

(in millions)
Remainder of 2009	$61.2
2010	122.1
2011	121.9
2012	116.6
2013	110.9
2014	109.3
Thereafter	2,212.5

The Dow Jones & Company Inc. (Dow Jones) licensing agreement is an intangible asset that is contract based and subject to renewal. In the first quarter of 2008, the company renewed its licensing agreement with Dow Jones. Under the company’s policy, any costs incurred to renew the term of a recognized intangible asset would be amortized over the term of the underlying contract. The company did not incur costs to renew or extend the term of intangible assets during the first six months of 2009.

Goodwill activity consisted of the following for the six months ended June 30, 2009 and year ended December 31, 2008:

(in millions)	Balance at December 31, 2008	Acquisitions	Impairment Adjustment	Other Activity (c)	Balance at June 30, 2009
CBOT Holdings	$5,036.1	$—	$—	$—	$5,036.1
NYMEX Holdings	2,436.7	—	—	(1.5)	2,435.2
CMA	46.4	—	—	5.4	51.8

Total Goodwill	$7,519.2	$—	$—	$3.9	$7,523.1

(in millions)	Balance at January 1, 2008	Acquisitions	Impairment Adjustment	Other Activity (c)	Balance at December 31, 2008
CBOT Holdings	$5,037.3	$—	$—	$(1.2)	$5,036.1
NYMEX Holdings	—	2,438.9	—	(2.2)	2,436.7
CMA	—	60.6	—	(14.2)	46.4
Swapstream	11.9	—	(11.9)	—	—

Total Goodwill	$5,049.2	$2,499.5	$(11.9)	$(17.6)	$7,519.2

(c)	Other activity consists primarily of adjustments to restructuring costs and tax contingencies for CBOT Holdings and NYMEX Holdings, the recognition of excess tax benefits upon exercise of stock options assumed for CBOT Holdings and NYMEX Holdings, and foreign currency translation adjustments for CMA.

In 2008, the company recorded an $11.9 million impairment charge to reduce the carrying amount of Swapstream goodwill to the estimated fair value based on the results of an annual impairment test.

The company experienced a decline in its stock price in the fourth quarter of 2008. However, the stock price has increased during the first six months of 2009. The company is required to consider a market participant’s perspective when developing the assumptions used to estimate fair value for its impairment tests. The company conducts goodwill and intangible asset impairment testing at least annually. It may be possible that the estimated fair value of certain intangible assets and goodwill may be less than net book value when impairment testing is performed in the future. As a result, the company would be required to record an impairment charge at that time.

5. Long-Term Investments

As part of its merger with NYMEX Holdings in August 2008, the company acquired Green Exchange Holdings LLC (GX Holdings) and its wholly-owned subsidiary, Green Exchange LLC, an exchange that lists carbon-related contracts. In June 2009, GX Holdings issued additional shares to third-party investors reducing the company’s equity interest to 34%. In conjunction with the reduction in its equity interest, the company received reimbursement for its start-up costs. The company contributed $7.5 million to GX Holdings in the second quarter of 2009 and accounts for its investment under the equity method. The investment is recorded in other assets in the consolidated balance sheets. Income and losses from the investment are recorded in equity in losses of unconsolidated subsidiaries in the consolidated statements of income.

6. Debt

Debt consisted of the following:

(in millions)	June 30, 2009	December 31, 2008
Short-term debt:
$250 million floating rate notes due August 2009, interest equal to 3-month LIBOR plus 0.20%, reset quarterly(1)	$250.0	$249.9

Total short-term debt	$250.0	$249.9

Long-term debt:
$300 million floating rate notes due August 2010, interest equal to 3-month LIBOR plus 0.65%, reset quarterly(2)	$299.7	$299.5
Term loan due 2011, interest equal to 3-month LIBOR plus 1%, reset quarterly (3)	420.5	420.5
$750 million fixed rate notes due August 2013, interest equal to 5.40%	747.8	747.5
$750 million fixed rate notes due February 2014, interest equal to 5.75%	745.7	—
Commercial paper (4)	524.9	1,498.6

Total long-term debt	$2,738.6	$2,966.1

(1)	In October 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.12% beginning with the interest accrued after November 6, 2008.
(2)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.92% beginning with the interest accrued after November 6, 2008.
(3)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with this facility so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008.
(4)	At December 31, 2008, this was the portion of commercial paper backed by the three-year senior credit facility and the 364-day revolving bridge facility. Commercial paper backed by the revolving bridge facility was repaid in February 2009 with the net proceeds from the 5.75% fixed rate notes due February 2014. At June 30, 2009, this represented commercial paper backed by the three-year senior credit facility.

Commercial paper notes with an aggregate par value of $4.8 billion and maturities ranging from 1 to 94 days were issued during the six months ended June 30, 2009. The weighted average discount rate for commercial paper outstanding at June 30, 2009 and December 31, 2008 was 0.37% and 2.61%, respectively. During the first half of 2009 and 2008, the weighted average balance, at par, of commercial paper outstanding was $807.5 million and $184.3 million, respectively.

Long-term debt maturities, at par value, were as follows as of June 30, 2009:

(in millions)
2010	$300.0
2011	945.5
2012	—
2013	750.0
2014	750.0

Commercial paper is considered to mature in 2011 because it is backed by the three-year senior credit facility, which expires in 2011.

At June 30, 2009, the fair values of the $750.0 million fixed rate notes due 2013 and 2014 are approximately $803.3 million and $807.1 million, respectively.

7. Restructuring

CBOT

In August 2007, subsequent to its merger with CBOT Holdings, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operational efficiencies. Restructuring efforts include reductions in employee positions, the closure of duplicate facilities and consolidation of trading and other technologies. Total estimated restructuring costs of $30.3 million consist primarily of severance and transitional payments and contract termination penalties. Payments for restructuring costs related to the merger with CBOT Holdings were substantially complete by July 2008. Through June 30, 2009, the company recorded restructuring expense of $11.2 million under this plan since its inception.

NYMEX

In October 2008, subsequent to its merger with NYMEX Holdings, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operational efficiencies. Restructuring efforts include reductions in employee positions and consolidation of trading and other technologies.

Total estimated restructuring costs of $37.6 million consist primarily of severance and transitional payments. Payments for restructuring costs related to the merger with NYMEX Holdings are expected to be substantially complete by August 2009. Costs of $28.9 million were recognized as a liability in the preliminary allocation of NYMEX Holdings’ purchase price, and accordingly, have resulted in an increase to goodwill. In addition to costs recognized in purchase accounting, costs of $8.7 million have been or are expected to be recognized as restructuring expense over the service period required from transitional employees. Through June 30, 2009, the company recorded restructuring expense of $7.1 million under this plan since its inception.

The following is a summary of restructuring activity (in millions):

	Planned Restructuring Costs	Interest on Deferred Payments	Accrued to Date	Total Cash Payments	Liability at June 30, 2009	Total Expected Payments
Severance and related costs - CBOT	$21.3	$0.1	$21.4	$(20.8)	$0.6	$21.4
Severance and related costs - NYMEX	35.9	—	35.9	(31.3)	4.6	37.6
Contract terminations - CBOT	8.6	0.3	8.9	(8.2)	0.7	8.9

Total Restructuring	$65.8	$0.4	$66.2	$(60.3)	$5.9	$67.9

Restructuring expense may change as the company executes its approved plans. Future increases in estimates will be recorded as an adjustment to goodwill during the purchase accounting allocation period and as an adjustment to operating expenses thereafter. Future decreases in estimates will be recorded as an adjustment to goodwill regardless of the date of the decrease.

8. Contingencies and Guarantees

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

On September 26, 2008, the member plaintiff, jointly with the shareholder plaintiffs, filed a motion for declaratory judgment and requested an expedited hearing on their motions. On October 2, 2008, the court denied the plaintiffs’ request for expedition and granted CME Group’s request to stay discovery in both actions. On March 17, 2009, the court heard all outstanding motions (the company’s motion for summary judgment and motion to dismiss and the plaintiffs’ motion for partial summary judgment). The company is currently awaiting the court’s decision. Based on its investigation to date and advice from counsel, the company believes these suits are without merit and intends to defend itself vigorously against these charges.

On October 14, 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc., filed suit against CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. On December 12, 2003, CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. On September 2, 2004, the judge granted CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. On March 25, 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. On June 6, 2005, CME and CBOT filed a motion to dismiss the complaint. On August 25, 2005, the judge denied the joint CME/CBOT motion to dismiss. On April 9, 2007, CME and CBOT filed two joint motions for summary judgment. The parties continue to engage in discovery. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the Chicago Board Options Exchange, Inc. (CBOE). The lawsuit seeks to enforce and protect the exercise right privileges (ERP). The lawsuit alleges that these ERPs allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. On June 2, 2008, the parties reached a settlement in principle. Pursuant to the terms of the settlement, holders of ERPs could submit a claim to participate in the settlement as a Class A or Class B settlement participant until October 14, 2008. Participating Class A members will share in an equity pool equal to 18 percent of the total common stock issued by CBOE in its demutualization and will share in a cash pool of up to $300.0 million, subject to a cap of $600,000 per individual. Participating Class B members would be paid $250,000 per ERP. In July 2009, the court issued its final order approving the terms of the settlement. The court’s decision remains open to appeal for a period of 30 days. In connection with the CBOT Holdings merger, the company provided holders of ERPs the option of tendering their ERP to the company for $250,000 payable following the closing of the merger or to participate in the CBOE lawsuit with a guaranteed payment of up to $250,000 from the company if the lawsuit results in a recovery of less than that amount. The maximum possible aggregate payment under the company’s guarantee, assuming that all outstanding ERPs are paid $250,000 by the company, is $293.0 million.

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

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement. The original term of the renewed agreement was through October 2009. The term of the agreement will be successively renewed for one-year periods unless terminated in advance by either party. Pursuant to such renewals, the current term is through October 2010. Under this agreement, CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At June 30, 2009, CME was contingently liable to SGX on irrevocable letters of credit totaling $33.0 million and had pledged securities with a fair value of $64.6 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and security deposits of the defaulting clearing firm.

9. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the board of directors, converted CBOT options and converted NYMEX options, was $18.2 million and $14.0 million for the six months ended June 30, 2009 and 2008, respectively. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $7.3 million and $5.5 million for the six months ended June 30, 2009 and 2008, respectively.

In the first six months of 2009, the company granted employees stock options totaling 11,460 shares under the CME Group Omnibus Stock Plan. The options have a ten-year term with an exercise price ranging from $195 to $332 per share, the closing market price on the dates of grant. The fair value of these options totaled $1.0 million, measured at the grant dates using the Black-Scholes valuation model, which is recognized as compensation expense on an accelerated basis over the vesting period. The Black-Scholes fair value of the option grant was calculated using the following assumptions: dividend yield ranging from 1.4% to 2.4%; expected volatility ranging from 47% to 49%; risk-free interest rate ranging from 2.4% to 3.2% and expected life of 6.5 years. The grant date weighted average fair value of options granted during the first six months of 2009 was $87 per share.

10. Fair Value Measurements

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

In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities, securities lending collateral and equity investments. Level 1 assets generally include U.S. Treasury securities, exchange-traded mutual funds, repurchase agreements and publicly-traded equity securities. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Assets included in Level 2 consist primarily of U.S. Government agency securities, corporate bonds, municipal bonds, asset-backed securities and certain corporate bonds. Level 3 assets generally include certain corporate bonds and asset-backed securities. These assets have been valued using valuation models with inputs that are both observable and unobservable. The unobservable inputs used in these models are significant to the fair value of the assets and require management’s judgment.

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

Financial assets and liabilities recorded in the consolidated balance sheet as of June 30, 2009 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$69.7	$—	$—	$69.7
Mutual funds	19.9	—	—	19.9
Corporate bonds	—	3.3	—	3.3
Municipal bonds	—	5.9	—	5.9
Asset-backed securities	—	1.4	0.2	1.6
U.S. Government agency securities	—	5.0	—	5.0

Total	89.6	15.6	0.2	105.4
Equity investments	61.8	—	—	61.8

Total Assets at Fair Value	$151.4	$15.6	$0.2	$167.2

Liabilities at Fair Value:
Interest rate swap contracts	$—	$30.9	$—	$30.9
Guarantee of CBOE exercise right privileges	—	—	1.2	1.2

Total Liabilities at Fair Value	$—	$30.9	$1.2	$32.1

The following is a reconciliation of assets and liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2009.

(in millions)	Asset- Backed Security(1)	Guarantee of CBOE Exercise Right Privileges Liability
Fair value of asset (liability) at January 1, 2009	$1.5	$(1.2)
Realized and unrealized gains (losses):
Included in non-operating income (expense)	0.9	—
Included in other comprehensive income (loss)	0.1	—
Settlements	(2.3)	—

Fair value of asset (liability) at June 30, 2009	$0.2	$(1.2)

Total unrealized gains (losses) related to financial assets and liabilities in the consolidated balance sheet at June 30, 2009	$0.1	$—

(1)	This asset-backed security was transferred from the securities lending collateral assets portfolio to the marketable securities portfolio during June 2009.

During the first six months of 2009, CME Group did not record impairment on any assets or liabilities that are recorded at fair value on a nonrecurring basis.

11. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per common share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options and restricted stock awards of approximately 463,000 and 680,000 were anti-dilutive for the quarter and six months ended June 30, 2009, respectively. Outstanding stock options of approximately 297,000 and 295,000 were anti-dilutive for the quarter and six months ended June 30, 2008, respectively. There were no anti-dilutive restricted stock awards for the quarter and six months ended June 30, 2008. These anti-dilutive shares were not included in the diluted earnings per common share calculations.

FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” for fiscal years beginning after December 31, 2008. This guidance requires the use of a two-class method to determine the impact of outstanding stock options and restricted stock awards on diluted earnings per common share. The company determined that the impact of using the two-class method is immaterial. If the impact becomes material, the company will change its application of the guidance.

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income (in millions)	$221.8	$201.2	$420.9	$484.7

Weighted Average Number of Common Shares (in thousands):
Basic	66,329	54,500	66,316	54,125
Effect of stock options	169	242	131	255
Effect of restricted stock awards	28	10	23	10

Diluted	66,526	54,752	66,470	54,390

Earnings per Common Share:
Basic	$3.34	$3.69	$6.35	$8.96
Diluted	3.33	3.67	6.33	8.91

12. Subsequent Events

The company has evaluated subsequent events through August 6, 2009, the date the financial statements were issued, and has determined that there are no subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

Financial Highlights

The comparability of our operating results for the second quarter and first six months of 2009 to the same periods in 2008 are significantly impacted by our merger with NYMEX Holdings. In the discussion and analysis that follows, we have quantified the incremental revenue and expense resulting from these transactions wherever such amounts were material and identifiable. While identifiable amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

The following summarizes significant changes in our financial performance for the periods presented.

(dollars in millions, expect per share data)	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Total operating revenues	$647.8	$563.2	15%	$1,294.9	$1,188.3	9%
Total operating expenses	249.0	219.5	13	509.7	444.7	15
Operating margin	62%	61%		61%	63%
Non-operating income (expense)	$(23.9)	$(10.1)	n.m.	$(59.8)	$(2.8)	n.m.
Effective tax rate	41%	40%		42%	35%
Net income	$221.8	$201.2	10	$420.9	$484.7	(13)
Diluted earnings per common share	3.33	3.67	(9)	6.33	8.91	(29)
Cash flows from operations				438.4	504.7	(13)

n.m. not meaningful

•

The additional operating revenues were attributable primarily to revenues contributed by NYMEX products and services as well as rental income. These increases were partially offset by a decline in overall CME and CBOT trading volume as well as processing services revenues due to the merger with NYMEX Holdings.

•

Increases in amortization of purchased intangibles, compensation and benefits costs as well as licensing and other fee agreements resulting from the merger with NYMEX Holdings largely contributed to the overall increases in operating expenses.

•

The decrease in non-operating income (expense) was attributable primarily to an increase in interest expense and other borrowing costs resulting from debt issuances in August 2008 and February 2009. The decrease from 2008 was partially offset by a net loss on the derivative related to foreign currency exchange rate fluctuations on our BM&FBovespa SA (BM&F) investment in 2008.

•

Our effective tax rate was lower in 2008 due mostly to the favorable impact of an Illinois tax law change in the first quarter of 2008. In addition, the effective tax rate rose in 2009 due to an increase in our state and local tax rates as a result of our merger with NYMEX Holdings in August 2008.

•	The decrease in diluted earnings per common share reflected the impact of common stock issuances made in conjunction with the NYMEX Holdings merger.

•	The decrease in cash flows from operations was primarily attributable to a decline in revenues from CME and CBOT trading products.

Operating Revenues

(dollars in millions)	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Clearing and transaction fees	$536.8	$458.5	17%	$1,064.6	$983.6	8%
Quotation data fees	82.1	59.8	37	167.6	116.6	44
Processing services	0.1	18.5	(100)	0.2	36.0	(99)
Access and communication fees	11.5	10.8	8	23.1	21.3	9
Other	17.3	15.6	12	39.4	30.8	28

Total Operating Revenues	$647.8	$563.2	15	$1,294.9	$1,188.3	9

Clearing and Transaction Fees. Incremental trading volume generated by NYMEX products and CME ClearPort services as well as an increase in the average rate per contract contributed to an increase in revenues in the second quarter and the first six months of 2009 when compared with the same periods in 2008. This increase was partially offset by a decline in CME and CBOT product trading volume in the second quarter and first six months of 2009.

Trading Volume

The following table summarizes average daily trading volume. For comparative purposes, CME, CBOT and NYMEX products have been presented separately. All amounts exclude TRAKRS, Swapstream and Hurricane Risk Landfall Options (HuRLO) contracts.

(amounts in thousands)	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Products and Services Average Daily Volume:
Interest rate:
CME	2,544	3,497	(27)%	2,368	3,972	(40)%
CBOT	1,845	2,971	(38)	1,752	3,365	(48)

Equity:
CME	2,830	2,825	—	3,074	3,210	(4)
CBOT	158	169	(7)	185	192	(4)

Foreign exchange:
CME	568	665	(15)	538	653	(18)

Commodity and alternative investment:
CME	80	98	(18)	81	99	(18)
CBOT	738	835	(12)	671	842	(20)
NYMEX	1,138	—	n.m.	1,162	—	n.m.

CME ClearPort	537	—	n.m.	583	—	n.m.

Aggregate Average Daily Volume:
CME	6,022	7,085	(15)	6,061	7,934	(24)
CBOT	2,741	3,975	(31)	2,608	4,399	(41)
NYMEX	1,138	—	n.m.	1,162	—	n.m.
CME ClearPort	537	—	n.m.	583	—	n.m.

Electronic Volume:
CME	5,140	5,884	(13)	5,204	6,543	(20)
CBOT	2,191	3,170	(31)	2,090	3,508	(40)
NYMEX	935	—	n.m.	951	—	n.m.

Electronic Volume as a Percentage of Total Average
Daily Volume	79%	82%		79%	81%

n.m. not meaningful

The overall decrease in volume during the second quarter and first six months of 2009 when compared with the same periods in 2008 was primarily the result of a decline in interest rate products volume. This decrease in volume was partially offset by the addition of NYMEX products and CME ClearPort services. In the following discussion on volume, NYMEX volume information for the prior period is provided for comparative purposes only and does not correspond to revenue recognized by CME Group prior to the merger date.

Interest Rate Products

In the second quarter and first six months of 2009, the overall decrease in interest rate volume was attributable to the global credit crisis and the Federal Reserve Bank’s zero interest rate policy for short term interest rates. As long as these conditions are present and in the absence of offsetting events and circumstances, we expect to continue to see lower interest rate trading volume in 2009 when compared with 2008.

The following table summarizes average daily volume (ADV) and changes in ADV relative to the same periods in 2008 for our key interest rate products.

(amounts in thousands)	Quarter Ended June 30, 2009		Six Months Ended June 30, 2009
	ADV	Change	ADV	Change
Eurodollar futures	1,832	(29)%	1,705	(40)%
Eurodollar options	710	(22)	661	(41)
U.S. Treasury futures and options:
10-Year	922	(31)	870	(42)
5-Year	399	(47)	378	(56)
30-Year	278	(34)	281	(44)
2-Year	174	(47)	159	(58)

We believe that volatility and the zero interest rate policy, which have reduced certain customers’ ability or need to assume and maintain positions, contributed to a decrease in volume for Eurodollar futures and options. The uncertainty regarding counterparty credit risk and interest rate expectations as a result of the recession is believed to have caused the increased market volatility.

We believe that the overall decline in U.S. Treasury note futures and options volume is primarily attributable to the credit crisis, which has resulted in reduced corporate debt issuances, reduced mortgage issuances and refinances, a slowdown in U.S. Treasury cash market trading and the Federal Reserve Bank’s plan to purchase U.S. Treasury securities. Additionally, the current zero interest rate policy reduces market participants’ need to hedge interest rate risk.

The overall interest rate product volume has increased in the second quarter of 2009 when compared with the first quarter of 2009. We believe these increases are primarily attributable to improving conditions in financial markets as a result of steepening interest rate yield curves, an increase in debt security issuances and an increase in mortgage refinance activity.

Equity Products

During the second quarter of 2009, trading volume for equity products was consistent with the 2008 volume. The increase in E-mini equity product volume resulted from an increase in volatility. The increase in volume was offset by the termination of our license to list Russell-based contracts in September 2008 and a decline in E-mini NASDAQ 100 product volume. Year to date, the decline in trading volume for equity products was due primarily to the termination of our license to list Russell-based contracts and a decline in E-mini NASDAQ 100 product volume.

During the second quarter of 2009, E-mini S&P 500 contracts increased by 17% to 2.4 million contracts per day. The increase in E-mini S&P 500 product volume was offset by the termination of our license to list Russell-based contracts and a decline in E-mini NASDAQ 100 product volume. Trading volume for the Russell-based contracts averaged 0.2 million contracts per day for the second quarter of 2008. E-mini NASDAQ 100 contracts declined 18% to 0.3 million contracts per day. We believe that the shift in volume from E-mini NASDAQ contracts to E-mini S&P contracts is attributable to a shift by market participants to more liquid products during the period of high market volatility caused by the recession. Average volatility, as measured by the CBOE Volatility Index, increased to 33% during the second quarter of 2009 compared with 21% in the same period of 2008.

During the first six months of 2009, E-mini equity product volume decreased by 3% to an average of 2.9 million contracts per day when compared with the same period in 2008. The decrease in overall E-mini equity volume was largely attributable to the termination of our license to list Russell-based contracts. Trading volume for the Russell-based contracts averaged 0.3 million contracts per day for the first six months of 2008. In addition, average daily volume for the E-mini NASDAQ 100 contracts declined by 23% to 0.3 million contracts per day during the first six months of 2009. This decrease was partially offset by an increase in E-mini S&P 500 contracts, which rose by 12% to 2.6 million contracts per day during the first six months of 2009. Average volatility increased to 39% during the first six months of 2009 compared with 23% in the same period of 2008.

Foreign Exchange Products

We believe that the decline in trading volume for foreign exchange products in the second quarter and first six months of 2009, when compared with the same periods in 2008, is due primarily to extreme market volatility, convergence of global interest rates and increased risk aversion by market participants resulting from the recession. During the second quarter of 2009, average daily volume for Japanese yen products decreased by 39% to 82,000 contracts. Volume for euro products decreased by 15% to an average of 201,000 contracts. Year to date, volume for Japanese yen products decreased by 40% to an average of 86,000 contracts per day. Average daily volume for the Swiss Franc decreased by 42% to 38,000 contracts. In addition, volume for euro contracts decreased 8% to an average of 203,000 contracts per day.

Commodity and Alternative Investment Products

During the second quarter and first six months of 2009, overall trading volume for commodity and alternative investments increased when compared with the same period in 2008 due primarily to the addition of exchange-traded NYMEX products to our existing product lines. NYMEX products consist primarily of energy futures and options as well as futures and options on precious and base metals.

CME ClearPort Services

During the second quarter of 2009, volume for over-the-counter contracts cleared through CME ClearPort (formerly NYMEX Clearport prior to the merger in August 2008) increased by 29% to 0.5 million contracts per day when compared with the same period in 2008. Year to date, average daily volume for the contracts cleared through CME ClearPort increased by 31% to 0.6 million contracts in 2009. Contracts cleared through CME ClearPort include primarily natural gas, crude oil, power and other energy-related contracts. The revenue contributed by CME ClearPort clearing services was $55.1 million and $122.1 million in the second quarter and first six months of 2009, respectively.

Average Rate per Contract

In the second quarter and first six months of 2009, an increase in the average rate per contract contributed to the increase in revenues when compared with the same periods in 2008. All amounts in the following table exclude TRAKRS, Swapstream and HuRLO products.

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Total volume (in millions)	657.6	707.8	(7)%	1,291.3	1,541.7	(16)%
Clearing and transaction fees (in millions)	$536.8	$458.4	17	$1,064.5	$983.3	8
Average rate per contract	$0.816	$0.648	26	$0.824	$0.638	29

During the second quarter and first six months of 2009, the addition of NYMEX products and CME ClearPort services to our existing offerings contributed largely to the overall increase in rate per contract. For the second quarter and first six months of 2009, average rates per contract for NYMEX products were $1.56 and $1.52, respectively. Average rates per contract for CME ClearPort services were $1.63 and $1.69 for the second quarter and first six months of 2009, respectively. In addition, the average rate per contract increased due to a lower portion of CME and CBOT interest rate products as a percentage of total volume compared with CME and CBOT equity products, which have a higher rate per contract. As a percentage of total volume, equity products trading volume increased by 7% and 10% in the second quarter and first six months of 2009, while interest rate products volume decreased by 8% and 12% when compared with the same periods in 2008.

The increase in average rate per contract during the second quarter and first six months of 2009 was partially offset by a decrease in the average rate per contract for E-mini S&P futures and options because incremental volume exceeded the fee cap on volume traded on the CME Globex platform.

On June 16, 2009, we announced changes to our fee structure for all product lines, which will be effective beginning in the third quarter of 2009. These changes are being made to harmonize fees among different product types and different customer types. Impacts from fee changes will be dependent on asset class mix, execution venue and customer type, but on an aggregate basis we do not expect revenue to change materially due to the harmonization.

Volume/Rate Analysis

Average rate per contract is impacted by our rate structure, which includes volume-based incentives; product mix; trading venue, and the percentage of trading volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the change in revenues attributable to changes in each is only an approximation. Using the total volume and average rate per contract data provided in the table above, we estimate that clearing and transaction fees revenue increased by $119.4 million due to the increase in average rate per contract and decreased by $41.0 million due to the decline in total volume, resulting in a net increase in revenues in the second quarter of 2009 of $78.4 million. For the first six months of 2009, we estimate that clearing and transaction fees revenue increased by $287.6 million due to the increase in average rate per contract and decreased by $206.4 million due to a decline in total volume, resulting in a net increase in revenues of $81.2 million.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. As of June 30, 2009, we had approximately 130 clearing firms. Two firms represented 12% and 11% of our clearing and transaction fees revenue for the first six months of 2009. Should a clearing firm withdraw, we believe the customer portion of firms’ trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from a particular clearing firm.

Quotation Data Fees. The growth in revenues in the second quarter and first six months of 2009 when compared with the same periods in 2008 was primarily attributable to incremental revenue of $24.0 million and $48.8 million generated from NYMEX services in the second quarter and first six months of 2009, respectively.

	Quarter Ended June 30,		Change	Six Months Ended June 30,		Change
(dollars in millions, except monthly fee per device)	2009	2008		2009	2008
Average estimated monthly basic device screen count	420,000	297,000	123,000	427,000	299,000	128,000
Basic device monthly fee per device	$55	$55	$—	$55	$55	$—
Estimated increase in revenue due to an increase in screen counts			$20.3			$42.3
Data feed surcharges			1.6			3.2

CME, CBOT and NYMEX services			21.9			45.5
CMA services			0.3			3.7

The two largest resellers of our market data represented approximately 56% of our quotation data fees in the first six months of 2009. However, we consider exposure to significant risk of revenue loss to be minimal despite this concentration. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from the two largest resellers report usage and remit payment of quotation data fees directly to us.

Processing Services. The termination of our prior trade matching agreement with NYMEX as a result of our merger contributed to the decrease in revenues in the second quarter and first six months of 2009 when compared with the same periods in 2008. This agreement with NYMEX generated revenues of $18.0 million and $35.0 million in the second quarter and first six months of 2008, respectively.

Access and Communication Fees. The increase in revenues was due largely to the ongoing upgrade of customer bandwidth connections and continued expansion of our co-location program. The growth in revenues was partially offset by a decrease in trading floor-related fees resulting from the consolidation of our Chicago trading floors in mid-2008. The incremental revenues resulting from the merger with NYMEX Holdings were not material during the second quarter and first six months of 2009.

Other Revenues. The increase in revenues in the second quarter and first six months of 2009 when compared with the same periods in 2008 was largely due to rental income and associated revenues generated from building operations acquired in our merger with NYMEX Holdings. Total incremental revenues from NYMEX Holdings’ operations were $3.5 million and $6.6 million for the second quarter and first six months of 2009, respectively. In addition, trading revenues generated by GFX Corporation (GFX) increased by $2.5 million in the first six months of 2009 due to an increase in trading activity during the first quarter of 2009.

Operating Expenses

	Quarter Ended June 30,		Change	Six Months Ended June 30,		Change
(dollars in millions)	2009	2008		2009	2008
Compensation and benefits	$88.0	$73.6	20%	$174.7	$146.9	19%
Communications	11.6	12.8	(10)	24.0	27.6	(13)
Technology support services	11.6	18.1	(36)	23.4	35.1	(33)
Professional fees and outside services	22.4	16.0	39	44.0	30.8	43
Amortization of purchased intangibles	30.5	17.9	70	63.8	34.1	87
Depreciation and amortization	30.1	34.5	(13)	61.1	68.8	(11)
Occupancy and building operations	18.1	17.3	6	38.2	34.0	13
Licensing and other fee agreements	21.7	12.0	80	46.3	25.5	81
Restructuring	1.4	0.2	n.m.	4.6	2.0	n.m.
Other	13.6	17.1	(21)	29.6	39.9	(26)

Total Operating Expenses	$249.0	$219.5	13	$509.7	$444.7	15

n.m. not meaningful

Compensation and Benefits. The net increase in expenses for the second quarter and first six months of 2009, when compared with the same periods in 2008, consisted largely of the following:

	Estimated Increase (Decrease)
(dollars in millions)	Quarter to Date	Year to Date
Average headcount	$9.6	$20.0
Stock-based compensation	1.7	4.1
Non-qualified deferred compensation plan	2.4	3.0
Bonus	—	(0.6)

•

Average headcount increased by 16%, or about 310 employees and 17%, or about 330 employees, in the second quarter and in the first six months of 2009, respectively, when compared with the same periods in 2008. The increases were due primarily to the addition of approximately 400 employees in our merger with NYMEX Holdings in August 2008. The increases were partially offset by the impact of our restructuring initiatives. As of June 30, 2009 and 2008, we had approximately 2,250 and 1,950 employees, respectively.

•

Stock-based compensation increased in the second quarter and first half of 2009, when compared with the same periods in 2008, due primarily to the expense related to June 2008 grant and the conversion of stock options previously granted to NYMEX Holdings’ employees. This increase was partially offset by our decision to delay annual stock grants for 2009 until the third quarter.

•

For the second quarter and first six months of 2009, an increase in our non-qualified deferred compensation plan liability also contributed to an increase in expense. This impact does not affect net income because of an equal and offsetting change in investment income.

•

For the first six months of 2009, increases in expense were partially offset by a decrease in bonus expense due primarily to a decline in performance relative to our 2009 cash earnings target versus our 2008 performance relative to our 2008 cash earnings target.

Communications. The decrease in expenses in the second quarter and first six months of 2009 was due primarily to the elimination of costs incurred to support our CBOT metals trading products on e-CBOT, CBOT’s legacy electronic trading platform. The metals trading products sale was completed in the third quarter of 2008. Expense also decreased due to improved network efficiencies as a result of the consolidation of trading systems and floor operations in Chicago. Decreases were partially offset by $1.4 million and $2.8 million of expense generated from NYMEX trading operations during the second quarter and first six months of 2009, respectively.

Technology Support Services. The decline in expenses in the second quarter and first half of 2009 compared with the same periods in 2008 was mostly due to the termination of maintenance and service agreements for e-CBOT in July 2008. The decreases were partially offset by incremental expenses of $1.7 million and $3.2 million generated by NYMEX operations in the second quarter and first half of 2009, respectively.

Professional Fees and Outside Services. The growth in expenses was primarily due to costs incurred to support various strategic initiatives, including our effort to provide clearing services for credit default swaps and other over-the-counter products. Additionally, legal fees and consulting services as well as other outside services associated with our merger integration efforts resulted in additional expense.

Amortization of Purchased Intangibles. The increase in expense in the second quarter and first six months of 2009, when compared with the same periods in 2008, was largely due to the amortization of intangible assets acquired in our merger with NYMEX Holdings, which was completed in August 2008.

Depreciation and Amortization. During the second quarter and first six months of 2009, expenses decreased when compared with the same periods in 2008 as a result of systems integration and trading floor consolidation in prior periods. The decreases were partially offset by depreciation expense of assets acquired in our merger with NYMEX Holdings, which totaled $3.9 million and $8.1 million in the second quarter and first six months of 2009, respectively.

Property additions are summarized below. Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and the build-out of our data centers.

	Quarter Ended June 30,		Change	Six Months Ended June 30,		Change
(dollars in millions)	2009	2008		2009	2008
Total property additions, including landlord-funded leasehold improvements	$43.8	$43.8	—%	$79.0	$77.3	2%
Technology-related assets as a percentage of total additions	61%	69%		75%	71%

The initial phase of our new data center will be placed into service in August 2009. Approximately $90.0 million of additions will be placed into service with useful lives ranging from 10 to 39 years.

Occupancy and Building Operations. The increase in expenses in the second quarter and first half of 2009 compared with the same periods in 2008 was largely attributable to commercial real estate acquired in our merger with NYMEX Holdings. The acquired property resulted in an increase in utilities, maintenance, property taxes and insurance expenses. These increases were partially offset by a decrease resulting from a reduction in temporary space at our Chicago headquarters.

Licensing and Other Fee Agreements. The growth in expenses was primarily attributable to royalty fees and broker rebates on NYMEX products which totaled $10.1 million and $21.4 million in the second quarter and first six months of 2009, respectively.

Restructuring. The increase in expenses for the second quarter and first six months of 2009, when compared with the same periods in 2008, was largely attributable to the NYMEX restructuring program, which we initiated in August 2008. We expect to recognize approximately $1.9 million of additional expense under our current restructuring programs, which are expected to be substantially complete by August 2009.

Other Expense. The decrease in expense in the second quarter of 2009 when compared with the same period in 2008 was primarily due to $2.3 million in incremental foreign currency transaction gains recognized. These resulted from favorability in the value of the U.S. dollar versus the Brazilian real and British pound. In addition to the impact of foreign currency transaction gains, the decrease in expenses in the first half of 2009 also resulted from a $3.7 million write-off in 2008 related to in-process research and development acquired in the CMA acquisition and a $1.6 million provision for litigation matters recognized in 2008. The company’s expense reduction efforts, partially offset by incremental expenses incurred as part of the NYMEX Holdings merger in 2008, also contributed to the decreases in expense for both the second quarter and year-to-date periods.

Non-Operating Income (Expense)

	Quarter Ended June 30,		Change	Six Months Ended June 30,		Change
(dollars in millions)	2009	2008		2009	2008
Investment income	$10.1	$12.0	(29)%	$11.9	$23.4	(49)%
Gains (losses) on derivative investments	—	(13.0)	(100)	—	(15.2)	(100)
Securities lending interest income	0.4	—	n.m.	2.8	23.6	(88)
Securities lending interest and other costs	0.3	—	n.m.	(0.1)	(19.3)	(99)
Interest and other borrowing costs	(32.6)	(1.4)	n.m.	(71.1)	(3.7)	n.m.
Guarantee of exercise rights privileges	—	(3.6)	(100)	—	4.8	(100)
Equity in losses of unconsolidated subsidiaries	(1.7)	(4.0)	(56)	(2.9)	(7.9)	(63)
Other income (expense)	(0.4)	(0.1)	n.m.	(0.4)	(8.5)	(95)

Total Non-Operating Income (Expense)	$(23.9)	$(10.1)	n.m.	$(59.8)	$(2.8)	n.m.

n.m. not meaningful

Investment Income. Decreases in market interest rates throughout 2008 resulting from rate reductions by the Federal Open Market Committee contributed to a decline in investment income during the second quarter and first six months of 2009 when compared with the same periods in 2008. The decrease was partially offset by an increase in the invested portion of clearing firms’ cash from performance bonds and security deposits in the second quarter and first six months of 2009 when compared with the same periods in 2008.

Annualized average rates of return and average investment balances indicated in the table below include short-term investments classified as cash and cash equivalents, marketable securities and the portion of clearing firms’ cash performance bonds and security deposits that we chose to invest.

	Quarter Ended June 30,		Change	Six Months Ended June 30,		Change
(dollars in millions)	2009	2008		2009	2008
Annualized average rate of return	0.15%	2.58%	(2.43)%	0.20%	2.93%	(2.73)%
Average investment balance	$7,407.0	$1,591.8	$5,815.2	$5,348.8	$1,596.7	$3,752.1
Decrease in income due to rates			$(45.3)			$(67.3)
Increase in income due to balance			37.8			49.2

The analysis presented in the table above does not include income (loss) on insurance contracts or gains (losses) on marketable securities related to our non-qualified deferred compensation plans. We experienced $2.4 million and $3.0 million increases in income on marketable securities associated with our deferred compensation plans in the second quarter and first six months of 2009, respectively, when compared with the same periods in 2008. We exclude the impact of the marketable securities related to our non-qualified deferred compensation plan from this analysis because gains and losses from these securities are offset by an equal amount of compensation and benefits expense.

Dividend income from our investments in BM&F and TMX Group Inc. stock is also excluded from the table above. Dividend income increased $3.2 million and $3.6 million for the second quarter and first six months of 2009, respectively, when compared with the same periods in 2008.

Gains (Losses) on Derivative Investments. The net loss on derivative contracts in the second quarter and first six months of 2008 was due primarily to the unrealized loss on the option contract purchased to hedge our risk of changes in the fair value of BM&F stock resulting from foreign currency exchange rate fluctuations between the U.S. dollar and the Brazilian real. We entered into a put option with Lehman Brothers Special Financing Inc. in February 2008 and we terminated the contract in September 2008 when Lehman Brothers Holdings Inc. filed for bankruptcy.

Securities Lending Income and Expense. CME’s securities lending program remained suspended during the first half of 2009 due to high volatility in the credit markets and extreme demand for U.S. Treasury securities.

	Quarter Ended June 30,			Six Months Ended June 30,		Change
(dollars in billions)	2009	2008	Change	2009	2008
Average daily balance of funds invested (in billions)	$—	$—	$—	$—	$1.2	$(1.2)
Annualized average rate earned	—%	—%	—%	—%	3.95%	(3.95)%
Annualized average rate paid	—	—	—	—	3.22	(3.22)

Net earned from securities lending	—%	—%	—%	—%	0.73%	(0.73)%

The table above does not include activity from the NYMEX securities lending program, which closed in June 2009. Under the program, securities lending interest income totaled $0.4 million and $2.8 million for the second quarter and first half of 2009, respectively. Securities lending interest expense totaled $0.1 million for the first half of 2009. Securities lending interest expense for the second quarter of 2009 reflects a $0.3 million partial recovery of an impairment charge previously recognized in 2008 related to the CME securities lending program.

Interest and Other Borrowing Costs. In the second quarter and first six months of 2009, interest and other borrowing costs increased due to higher average debt levels outstanding, which were the result of debt issued in August 2008 and February 2009. These borrowings consisted of commercial paper and short- and long-term notes. During the second quarter and first six months of 2008, borrowings outstanding consisted of commercial paper.

	Quarter Ended, June 30,		Change	Six Months Ended June 30,		Change
	2009	2008		2009	2008
Weighted average borrowings outstanding (in millions)	$3,053.9	$166.8	$2,887.1	$3,111.4	$184.3	$2,927.1
Weighted average effective yield	4.13%	2.46%	1.67%	3.95%	3.14%	0.81%
Total cost of borrowing	4.39%	2.75%	1.64%	4.66%	3.52%	1.14%

Total cost of borrowing includes interest, commitment fees, accretion of discounts on debt and debt issuance costs. In February 2009, we terminated our revolving bridge facility. Total debt issuance costs for the bridge facility during the first quarter of 2009 were $7.6 million, including $4.6 million of accelerated costs resulting from the facility’s termination.

Guarantee of Exercise Right Privileges. Under the terms of our merger with CBOT Holdings, holders that did not elect to sell their ERPs to us are entitled to a minimum guaranteed payment of up to $250,000 upon resolution of the lawsuit between CBOT and CBOE. In December 2008, a settlement hearing for the ERP litigation was held. In July 2009, the court approved the final terms of the settlement; however, the court’s decision remains open to appeal for a period of 30 days. Our liability under the guarantee, which is recorded at fair value in other liabilities in our consolidated balance sheets, was estimated at $1.2 million at June 30, 2009 and December 31, 2008. We will continue to adjust the fair value of the guarantee on a quarterly basis until the lawsuit is finally resolved.

Equity in Losses of Unconsolidated Subsidiaries. The decreases in losses in the second quarter and first six months of 2009, when compared with the same periods in 2008, resulted primarily from the termination of our investment in FXMarketSpace Limited (FXMS), our joint venture with Reuters, in the third quarter of 2008. In 2008, we recognized losses from our investment in FXMS of $3.8 million and $7.4 million for the second quarter and first six months, respectively. These decreases in losses were partially offset by losses from our investments in DME Holdings Limited and Green Exchange Holdings LLC in 2009.

Other Non-Operating Expense. The decline in expense is attributable to transfer and other transaction fees related to our investment in BM&F in the first quarter of 2008.

Income Tax Provision

The effective tax rate increased to 42.0% for the first six months of 2009 from 34.6% in the same period of 2008. The increase was due primarily to an Illinois tax law change enacted in the first quarter of 2008 that resulted in a $38.6 million decrease in our deferred tax expense and our net deferred tax liability in the first quarter of 2008. In addition, in the first six months of 2009, it was determined that $6.3 million of federal tax positions did not meet the required more-likely-than-not standard. As a result, a liability was established for these uncertain tax positions. The increase in the effective tax rate was also due to an increase in our ongoing state and local tax rates as a result of our merger with NYMEX Holdings in August 2008.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $438.4 million for the first six months of 2009, compared with $504.7 million for the same period in 2008. For the first six months of 2009, net cash provided by operating activities was $17.5 million higher than net income. This increase consisted primarily of $63.8 million of amortization of purchased intangibles and $61.1 million of depreciation and amortization, offset by a $48.3 million increase in accounts receivable, a $44.2 million decrease in other current liabilities and a $32.5 million decrease in accounts payable. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period. The decrease in other current liabilities is due primarily to a decrease in accrued bonus expense as well as accrued restructuring related to our merger with NYMEX Holdings. The decrease in accounts payable is due to the timing of large capital expenditure payments.

Cash provided by investing activities was $557.9 million in the first six months of 2009 compared with cash used in investing activities of $168.7 million in the first six months of 2008. The increase in cash was due primarily to a $425.9 million decrease in NYMEX securities lending program investments, a $148.2 million increase in proceeds from maturities of marketable securities, net of purchases, and the $93.7 million acquisition of CMA, net of cash received, in the prior year.

Cash used in financing activities was $845.5 million in the first six months of 2009 compared with $113.7 million for the same period in 2008. The increase in cash used was due primarily to a $456.8 million decrease in NYMEX securities lending liabilities and debt reductions of $225.1 million.

Debt Instruments. We maintain public debt of $2.1 billion, including $250.0 million of floating rate notes due in 2009, $300.0 million of floating rate notes due in 2010, $750.0 million of 5.40% fixed rate notes due in 2013 and $750.0 million of 5.75% fixed rate notes due in 2014. The floating rate notes due in 2009 and 2010 accrue interest at the London Interbank Offered Rate (LIBOR) plus 0.20% and LIBOR plus 0.65%, respectively. We entered into interest-rate swap agreements that effectively fixed the rate at 3.12% and 3.92% for floating rate notes due in 2009 and 2010, respectively. The proceeds from the debt issuance were used to finance our merger with NYMEX Holdings and to repay any outstanding commercial paper borrowings that were backstopped by our 364-day revolving bridge facility as well as for general corporate purposes. We terminated the bridge facility on February 10, 2009. In August 2009, we plan to repay the $250.0 million of floating rate notes with cash flows from operations and cash on hand.

We also maintain a $1.4 billion senior credit facility with various financial institutions, which includes a term loan of $420.5 million and a revolving credit facility of $995.5 million. As long as we are not in default under the senior credit facility, we have the option to increase the facility from time to time by an aggregate amount of up to $1.1 billion, to a total of $2.5 billion of revolving loans, with only the consent of the agent and the lenders providing the additional funds.

Proceeds from the senior credit facility were used to pay fees and expenses and finance our merger with NYMEX Holdings; to pay fees and expenses in connection with the refinancing of existing debt of NYMEX Holdings; to finance dividends and stock repurchases, and to support issuances of commercial paper. The senior credit facility expires in August 2011.

At June 30, 2009, we have excess borrowing capacity for general corporate purposes of approximately $420.0 million.

We maintain a 364-day revolving line of credit with a consortium of banks to be used in certain situations by our clearing house. The line of credit provides for borrowings of up to $600.0 million. This line of credit is collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the Interest Earning Facilities and any performance bond deposits of a clearing firm that has defaulted on its obligation. The line of credit can only be drawn on to the extent it is collateralized. At June 30, 2009, security deposit collateral available was $2.2 billion. We have the option to request an increase in the line from $600.0 million to $1.0 billion with the participating banks’ approval. The revolving credit facility expires on October 9, 2009.

As of June 30, 2009, we maintained an AA long-term credit rating and an A1+ short-term credit rating with Standard & Poor’s. We maintained an Aa3 long-term credit rating and a P1 short-term credit rating with Moody’s Investor Service (Moody’s). The outlook for our ratings is considered stable by Standard & Poor’s and Moody’s. Given our ability to pay down debt levels and refinance existing debt facilities if necessary, we expect to maintain an investment grade rating. If our ratings are downgraded due to a change in control which results in a downgrade below investment grade, we are required to make an offer to repurchase our fixed and floating rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

The indentures governing our floating and fixed rate notes, our 364-day revolving credit facility for $600.0 million and our senior credit facility for $1.4 billion due in 2011 do not contain specific covenants that restrict our ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company, which could indirectly affect our ability to pay dividends.

For example, under our $1.4 billion senior credit facility, we are required to remain in compliance with a consolidated net worth test, defined as our consolidated shareholders’ equity as of June 30, 2008 on a pro forma basis to give effect to the NYMEX Holdings merger and to give effect to the share repurchases made and special dividends paid, but only up to the amount of such repurchases and dividends publicly announced and made or paid within 18 months after August 22, 2008 (and in no event greater than $1.5 billion in the aggregate for such repurchases and dividends), multiplied by 0.65.

In addition, our 364-day revolving credit facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as consolidated shareholders’ equity less intangible assets (as defined in the agreement), of not less than $96.0 million. In the event that CME elects to increase the facility, the minimum consolidated tangible net worth test will increase ratably up to $120.0 million. CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries, including CME, in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

As of June 30, 2009, we are in compliance with the various covenant requirements of all our debt facilities.

CME Group and its subsidiaries are also required to comply with restrictions contained in the General Corporation Laws of its state of incorporation which could also limit its (or their) ability to declare and pay dividends. The decision to pay dividends is also subject to the discretion of each entity’s board of directors.

To satisfy our performance bond obligation with Singapore Exchange Limited, we pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At June 30, 2009, the letters of credit totaled $33.0 million. In addition, we had pledged securities with a fair value of $64.6 million at June 30, 2009.

CME also guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of this letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit would be utilized in the event that GFX defaults in meeting performance bond requirements to its clearing firm.

Liquidity and Cash Management. Cash and cash equivalents totaled $448.7 million at June 30, 2009 and $297.9 million at December 31, 2008. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. In June 2008, we approved a repurchase of up to $1.1 billion of CME Group Class A common stock over a period of 18 months. Effective January 2009, we temporarily suspended this program to devote our excess cash flows to debt reduction. We expect 2009 capital expenditures to total between $150.0 million and $160.0 million.

On August 5, 2009, CME Group’s board of directors declared a regular quarterly dividend of $1.15 per share payable on September 25, 2009 to shareholders of record as of September 10, 2009.

Net current deferred tax assets of $32.0 million and $95.5 million are included in other current assets at June 30, 2009 and December 31, 2008, respectively. Total net current deferred tax assets include primarily unrealized losses and accrued expenses.

Net long-term deferred tax liabilities were $7.7 billion at June 30, 2009 and December 31, 2008. Total net deferred tax liabilities include deferred tax liabilities of $7.8 billion at June 30, 2009 and December 31, 2008 related to purchase accounting for intangible assets in our mergers with CBOT Holdings and NYMEX Holdings.

We have a long-term deferred tax asset included within our domestic long-term deferred tax liability of $144.9 million for an unrealized capital loss incurred in Brazil related to our investment in BM&F. As of June 30, 2009, we do not currently meet the more-likely-than-not threshold that would allow us to fully realize the value of the unrealized capital loss. As a result, a partial valuation allowance of $24.7 million was previously provided for the amount of the unrealized capital loss that exceeds potential capital gains that could be used to offset the capital loss in future periods. We also have a long-term deferred tax asset related to Brazilian taxes of $127.5 million for a net operating loss and an unrealized capital loss incurred in Brazil related to our investment in BM&F. A full valuation allowance of $127.5 million was previously provided because we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of the net operating loss or the unrealized capital loss in Brazil in the future.

Net long-term deferred tax assets also include a $16.3 million deferred tax asset for net operating losses related to Swapstream. Since Swapstream has not yet developed a pattern of operating income, our assessment at June 30, 2009 is that we do not currently meet the more-likely-than-not threshold that would allow us to realize the value of foreign net operating losses in the future. As a result, the $16.3 million deferred tax asset arising from these net operating losses was fully reserved as the losses were incurred.

Fair Value Measurements. In order to determine the fair value of financial assets and liabilities, we use the three-level framework established by SFAS No. 157, “Fair Value Measurements.” In general, we use quoted prices in active markets for identical assets to determine fair values of marketable securities, securities lending collateral and equity investments. Level 1 assets include U.S. Treasury securities, exchange-traded mutual funds, repurchase agreements and publicly-traded equity securities. If quoted prices are not available to determine fair value, we use other inputs that are observable either directly or indirectly. Assets included in Level 2 consist primarily of U.S. Government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. Level 3 assets include certain corporate bonds and certain asset-backed securities. These assets have been valued using valuation models with inputs that are both observable and unobservable. The unobservable inputs used in these models are significant to the fair value of the investments and require management’s judgment.

We determine the fair value of our interest rate swap contracts, considered Level 2 assets, using standard valuation models that are based on market-based observable inputs including forward and spot exchange rates and interest rate curves.

The fair value of our liability for the guarantee of ERPs is derived using probability-weighted Black-Scholes option values for various scenarios. The liability is included in Level 3 because management uses significant unobservable inputs including probability, expected return and volatility factors to determine its fair value.

Financial assets and liabilities recorded in the consolidated balance sheet as of June 30, 2009 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities	$89.6	$15.6	$0.2	$105.4
Equity securities	61.8	—	—	61.8

Total Assets at Fair Value	$151.4	$15.6	$0.2	$167.2

Liabilities at Fair Value:
Interest rate swap contracts	$—	$30.9	$—	$30.9
Guarantee of CBOE exercise right privileges	—	—	1.2	1.2

Total Liabilities at Fair Value	$—	$30.9	$1.2	$32.1

The following is a reconciliation of assets and liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2009.

(in millions)	Asset- Backed Security (1)	Guarantee of CBOE Exercise Right Privileges Liability
Fair value of asset (liability) at January 1, 2009	$1.5	$(1.2)
Realized and unrealized gains (losses):
Included in non-operating income (expense)	0.9	—
Included in other comprehensive income (loss)	0.1	—
Settlements	(2.3)	—

Fair value of asset (liability) at June 30, 2009	$0.2	$(1.2)

Total unrealized gains (losses) related to financial assets and liabilities in the consolidated balance sheet at June 30, 2009	$0.1	$—

(1)	This asset-backed security was transferred from the securities lending collateral assets portfolio to the marketable securities portfolio during June 2009.

During the second quarter and first six months of 2009, we did not record impairment on any assets or liabilities that are recorded at fair value on a nonrecurring basis.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 changes the analysis required to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This change may result in the consolidation of entities that we currently do not consolidate and requires an ongoing reassessment of the consolidation requirement. In addition, enhanced disclosures are required that will provide users of financial statements with more transparent information about a company’s involvement in a variable interest entity. This standard is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of this standard’s adoption on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to various market risks, including those related to interest rates, credit, foreign currency exchange rates and equity prices. The following discussion addresses only material changes in our market risk exposure since December 31, 2008. This discussion should be read in conjunction with Item 7A. of the company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.

Equity Price Risk

We hold certain investments in equity securities for strategic purposes. Investments subject to equity price risks are generally recorded as available for sale at their fair value. Equity investments whose sale is restricted for greater than 12 months are carried at cost, net of impairment charges, until the restriction is within 12 months of expiration at which time they are recorded at fair value.

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

The table below summarizes our publicly-traded equity investments at June 30, 2009. Equity investments are included in other assets in our consolidated balance sheets.

(dollars in millions)	Original Cost	Fair Value	Carrying Value	Unrealized Gain (Loss), Net of Tax
BM&FBOVESPA S.A.	$631.4	$606.7	$262.9	$208.6 (1)
TMX Group Inc. (2)	46.0	41.2	41.2	(2.9)
IMAREX ASA (2)	41.4	20.6	20.6	(12.6)

(1)	In February 2008, we exchanged 1.2 million shares of CME Group Class A common stock for 101.1 million shares in BM&F. The company may not sell its shares in BM&F for four years after the purchase date. As a result, BM&F stock is reported in other assets at original cost less impairment loss until within 12 months of the restriction lapsing, after which time the stock will be accounted for as an available-for-sale security. The unrealized gain related to BM&F stock is currently not recorded.
(2)	This investment was acquired in August 2008 as part of our merger with NYMEX Holdings.

We do not currently hedge against equity price risk. Equity investments are assessed for other-than-temporary impairment on a quarterly basis. An assessment of whether an equity investment is other-than-temporarily impaired takes into consideration the magnitude and duration of the unrealized loss. As of June 30, 2009, we determined that unrealized losses on our equity investments were not an indication of other-than-temporary impairment. We are also exposed to foreign currency exchange rate risk related to these investments. Any foreign currency exchange rate risk related to these investments is reflected in the unrealized gain (loss) presented in the table above.

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

On August 22, 2008, CME Group completed its merger with NYMEX Holdings. In connection with the merger, NYMEX Holdings was merged into CMEG NY Inc., a wholly-owned subsidiary of CME Group, and the subsidiaries of NYMEX Holdings, including NYMEX and COMEX, became part of the consolidated group of subsidiaries of CME Group. During the second quarter of 2009, the company continued with its integration of the former NYMEX Holdings business into the business of CME Group, including the integration of the internal controls and procedures of the former NYMEX Holdings and its subsidiaries into CME Group’s internal controls over financial reporting. There were no other changes in the company’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the integration efforts relating to the merger with NYMEX Holdings.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following is an update to the company’s Legal Proceedings as disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (SEC) on March 2, 2009.

On August 23, 2006, CBOT Holdings, Inc. (CBOT Holdings) and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the Chicago Board Options Exchange (CBOE) seeking to enforce and protect the CBOE exercise right privileges (ERPs). In June 2008, the parties agreed to a settlement in principle. Pursuant to the terms of the settlement, participating Class A members will share in an equity pool equal to 18% of the total common stock issued by CBOE in its demutualization and will share in a cash pool of up to $300.0 million, subject to a cap of $600,000 per individual. Participating Class B members would be paid $250,000 per ERP. In July 2009, the court issued its final order approving the terms of the settlement. The court’s ruling remains subject to appeal for a period of 30 days.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors as disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2) (in millions)

April 1 to April 30	—	$—	—	$849

May 1 to May 31	—	$—	—	$849

June 1 to June 30	611	$334.02	—	$849

Total	611	$334.02	—	$849

(1)	Shares purchased consist of an aggregate of 611 shares surrendered in June 2009 to satisfy employee tax obligations upon the vesting of restricted stock.

(2)	Under the terms of the share buyback program announced on June 23, 2008, the company is authorized to purchase Class A common stock with a value of up to $1.1 billion, subject to market conditions. The buyback program will take place over a period of up to 18 months. The authorization of the board of directors permits the repurchase of shares through the open market, an accelerated program, a tender offer or privately negotiated transactions. The share buyback authorization remains in place; however, in the first quarter of 2009 the company suspended purchasing shares and is focused on paying down debt.

Item 4.	Submission of Matters to a Vote of Security Holders

(c)	The Annual Meeting of Shareholders of CME Group (Annual Meeting) was held on May 13, 2009.

1. Election of Directors

a.	The election of eight Equity Directors (elected by Class A and Class B shareholders voting together as a single class) to serve on the Board until 2012.

The results were as follows:

Equity Director Nominee	Votes For	Votes Withheld

Dennis H. Chookaszian	51,356,939	1,487,845

Robert F. Corvino	51,667,209	1,177,576

Larry G. Gerdes	51,063,009	1,781,775

Daniel R. Glickman	51,325,965	1,518,819

James E. Oliff	51,218,127	1,626,658

John L. Pietrzak	51,556,768	1,288,016

Alex J. Pollock	49,063,126	3,781,659

William R. Shepard	49,935,084	2,909,701

b.	The election of one Class B-1 director (elected by Class B-1 shareholders only) from a slate of two candidates to serve on the Board until 2012.

The results were as follows:

Class B-1 Director Nominee	Votes For	Abstentions

Jeffrey M. Bernacchi	205	131

William G. Salatich	108	228

c.	The election of one Class B-2 director (elected by Class B-2 shareholders only) from a slate of two candidates to serve on the Board until 2012.

The results were as follows:

Class B-2 Director Nominee	Votes For	Abstentions

Timothy A. Lattner	83	292

David J. Wescott	263	112

2.	The election of five members of the Class B-1 Nominating Committee from a slate of ten candidates (elected by Class B-1 shareholders only) to serve until the 2010 annual meeting.

The results were as follows:

Class B-1 Nominating Committee Nominee	Votes For	Abstentions

William C. Bauman	111	216

Thomas A. Bentley	102	225

Jeffrey R. Carter	159	168

Michael J. Downs	141	186

John W. Fisher	106	221

John C. Garrity	163	164

Michael P. Savoca	156	171

Marc H. Seruya	60	267

Aryeh (Leon) Shender	95	232

Robert D. Wharton	75	252

3.	Approval of an amendment to the Amended and Restated CME Group Inc. Omnibus Stock Plan (approved by Class A and Class B shareholders voting together as a single class).

The results were as follows:

For	Against	Abstentions	Broker Non-Votes

36,955,777	5,362,148	224,606	10,302,253

4.	Approval of an amendment to the Amended and Restated CME Group Inc. 2005 Director Stock Plan (approved by Class A and Class B shareholders voting together as a single class).

The results were as follows:

For	Against	Abstentions	Broker Non-Votes

37,189,102	5,152,886	200,544	10,302,253

5.	Approval of an amendment to the Amended and Restated Annual Incentive Plan for Highly Compensated Executive Officers (approved by Class A and Class B shareholders voting together as a single class).

The results were as follows:

For	Against	Abstentions

49,094,422	3,359,603	390,004

6.	Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm for CME Group for the fiscal year ending December 31, 2009 (ratified by Class A and Class B shareholders voting together as a single class).

The results were as follows

For	Against	Abstentions

52,168,195	522,686	153,903

Item 6.	Exhibits

3.1	Seventh Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 20, 2009, File No. 001-31553).

10.1*	Retention Arrangement between Terrence A. Duffy and CME Group Inc., effective as of May 14, 2009.

10.2*	Consulting Agreement between Leo Melamed and CME Group Inc., dated June 26, 2009.

10.3*	CME Group Inc. Amended and Restated Omnibus Stock Plan.

10.4*	CME Group Inc. 2005 Director Stock Plan, amended and restated (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2009, File No. 001-31553).

10.5*	Amended and Restated CME Group Inc. Incentive Plan for Named Executive Officers (incorporated by reference to Exhibit 10.3 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2009, File No. 001-31553).

10.6**	License Agreement Amendment No. 7, dated as of April 27, 2009, between Standard & Poor’s Financial Services LLC and Chicago Mercantile Exchange Inc.

10.7	License Agreement Amendment No. 8, dated as of April 27, 2009, between Standard & Poor’s Financial Services LLC and Chicago Mercantile Exchange Inc.

31.1	Section 302 Certification—Craig S. Donohue

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

*	Compensatory arrangement.
**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: August 6, 2009	By:	/s/ James E. Parisi
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer