Form 10-Q/A
period 2009-06-30
CME GROUP INC.
filed 2009-09-04
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-31553

CME GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4459170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 South Wacker Drive Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 930-1000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on August 6, 2009, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report includes the following financial and related information from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

3.1*	Seventh Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 20, 2009, File No. 001-31553).

10.1*	Retention Arrangement between Terrence A. Duffy and CME Group Inc., effective as of May 14, 2009.

10.2*	Consulting Agreement between Leo Melamed and CME Group Inc., dated June 26, 2009.

10.3*	CME Group Inc. Amended and Restated Omnibus Stock Plan.

10.4*	CME Group Inc. 2005 Director Stock Plan, amended and restated (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2009, File No. 001-31553).

10.5*	Amended and Restated CME Group Inc. Incentive Plan for Named Executive Officers (incorporated by reference to Exhibit 10.3 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2009, File No. 001-31553).

10.6*	License Agreement Amendment No. 7, dated as of April 27, 2009, between Standard & Poor’s Financial Services LLC and Chicago Mercantile Exchange Inc.

10.7*	License Agreement Amendment No. 8, dated as of April 27, 2009, between Standard & Poor’s Financial Services LLC and Chicago Mercantile Exchange Inc.

31.1*	Section 302 Certification—Craig S. Donohue

31.2*	Section 302 Certification—James E. Parisi

32.1*	Section 906 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with our Form 10-Q as filed on August 6, 2009.
**	Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc.
(Registrant)

Dated: September 4, 2009	By:	/s/ James E. Parisi
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer