Form 10-Q
period 2009-09-30
CME GROUP INC.
filed 2009-11-06
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 21, 2009 was as follows: 66,519,078 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CME GROUP INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

On August 22, 2008, NYMEX Holdings, Inc. (NYMEX Holdings) merged into CMEG NY Inc., a wholly-owned subsidiary of CME Group Inc. (CME Group). Unless otherwise noted, disclosures of trading volume, revenue and other statistical information include the results of NYMEX Holdings beginning on August 23, 2008.

Certain Terms

Throughout this document, unless otherwise specified or if the context otherwise requires:

•

“CME Group” refers to CME Group Inc. comprised of (1) CME Holdings and its subsidiaries prior to the completion of the merger between CME Holdings and CBOT Holdings, which occurred on July 12, 2007, (2) the combined company of CME Holdings and CBOT Holdings and their respective subsidiaries after July 12, 2007 and (3) the combined company of CME Holdings, CBOT Holdings and NYMEX Holdings as well as their respective subsidiaries after August 22, 2008;

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

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$204.1	$297.9
Collateral from securities lending, at fair value	—	426.9
Marketable securities, including pledged securities of $50.0 and $283.8	93.7	310.1
Accounts receivable, net of allowance of $2.0 and $1.8	264.0	234.0
Other current assets	119.6	189.1
Cash performance bonds and security deposits	6,824.8	17,653.5

Total current assets	7,506.2	19,111.5
Property, net of accumulated depreciation and amortization of $525.8 and $479.5	726.9	707.2
Intangible assets – trading products	16,982.0	16,982.0
Intangible assets – other, net	3,277.1	3,369.4
Goodwill	7,549.3	7,519.2
Other assets	478.1	469.4

Total Assets	$36,519.6	$48,158.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$36.1	$71.0
Payable under securities lending agreements	—	456.8
Short-term debt	299.7	249.9
Other current liabilities	157.8	211.8
Cash performance bonds and security deposits	6,824.8	17,653.5

Total current liabilities	7,318.4	18,643.0
Long-term debt	2,239.3	2,966.1
Deferred tax liabilities, net	7,669.9	7,728.3
Other liabilities	161.7	132.7

Total Liabilities	17,389.3	29,470.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 66,400 and 66,417 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	0.7	0.7
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,144.4	17,128.5
Retained earnings	2,113.9	1,719.7
Accumulated other comprehensive income (loss)	(128.7)	(160.3)

Total Shareholders’ Equity	19,130.3	18,688.6

Total Liabilities and Shareholders’ Equity	$36,519.6	$48,158.7

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Clearing and transaction fees	$540.6	$558.7	$1,605.2	$1,542.3
Quotation data fees	81.4	75.7	249.0	192.3
Processing services	0.1	17.9	0.3	53.9
Access and communication fees	11.4	10.9	34.5	32.2
Other	16.9	17.7	56.3	48.5

Total Revenues	650.4	680.9	1,945.3	1,869.2

Expenses
Compensation and benefits	87.3	84.5	262.0	231.4
Communications	11.5	11.5	35.5	39.1
Technology support services	11.3	11.9	34.7	47.0
Professional fees and outside services	17.9	17.0	61.9	47.8
Amortization of purchased intangibles	30.7	29.1	94.5	63.2
Depreciation and amortization	32.3	34.1	93.4	102.9
Occupancy and building operations	19.1	18.9	57.3	52.9
Licensing and other fee agreements	21.2	19.3	67.5	44.8
Restructuring	0.6	0.1	5.2	2.1
Other	17.1	33.8	46.7	73.7

Total Expenses	249.0	260.2	758.7	704.9

Operating Income	401.4	420.7	1,186.6	1,164.3

Non-Operating Income (Expense)
Investment income	10.5	18.0	22.4	41.4
Impairment of long-term investment	(22.4)	—	(22.4)	—
Gains (losses) on derivative investments	—	7.4	—	(7.8)
Securities lending interest income	—	8.6	2.8	32.2
Securities lending interest and other costs	—	(28.9)	(0.1)	(48.2)
Interest and other borrowing costs	(32.1)	(17.9)	(103.2)	(21.6)
Guarantee of exercise right privileges	—	8.0	—	12.8
Equity in losses of unconsolidated subsidiaries	(1.6)	(20.0)	(4.5)	(27.9)
Other income (expense)	—	0.1	(0.4)	(8.4)

Total Non-Operating Income (Expense)	(45.6)	(24.7)	(105.4)	(27.5)

Income before Income Taxes	355.8	396.0	1,081.2	1,136.8
Income tax provision	153.5	227.3	458.0	483.4

Net Income	$202.3	$168.7	$623.2	$653.4

Earnings per Common Share:
Basic	$3.05	$2.82	$9.39	$11.66
Diluted	3.04	2.81	9.37	11.61

Weighted Average Number of Common Shares:
Basic	66,384	59,870	66,339	56,054
Diluted	66,573	60,086	66,514	56,302

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2008	66,417	3	$17,129.2	$1,719.7	$(160.3)	$18,688.6
Comprehensive income:
Net income				623.2		623.2
Change in net unrealized loss on securities, net of tax of $16.3					25.2	25.2
Change in net actuarial loss on defined benefit plans, net of tax of $0.9					(1.4)	(1.4)
Change in net unrealized loss on derivatives, net of tax of $2.8					4.4	4.4
Change in foreign currency translation adjustment, net of tax of $2.2					3.4	3.4

Total comprehensive income						654.8
Cash dividends on common stock of $3.45 per share				(229.0)		(229.0)
Repurchase of Class A common stock	(139)		(27.0)			(27.0)
Exercise of stock options	92		15.2			15.2
Excess tax benefits from option exercises and restricted stock vesting			1.0			1.0
Vesting of restricted Class A common stock	16
Shares issued to Board of Directors	12		2.4			2.4
Shares issued under Employee Stock Purchase Plan	2		0.7			0.7
Stock-based compensation			23.6			23.6

Balance at September 30, 2009	66,400	3	$17,145.1	$2,113.9	$(128.7)	$19,130.3

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2007	53,278	3	$10,689.3	$1,619.4	$(3.1)	$12,305.6
Comprehensive income:
Net income				653.4		653.4
Change in net unrealized gain on securities, net of tax of $7.7					(10.9)	(10.9)
Change in net actuarial loss on defined benefit plans, net of tax of $0.2					0.4	0.4
Net unrealized loss on derivatives, net of tax of $0.5					(0.8)	(0.8)
Change in foreign currency translation adjustment, net of tax of $4.1					(6.1)	(6.1)

Total comprehensive income						636.0
Cash dividends on common stock of $8.45 per share				(538.4)		(538.4)
Class A common stock issued in exchange for BM&FBovespa SA stock	1,189		631.4			631.4
Class A common stock issued in NYMEX Holdings merger, including vested stock options, restricted stock units and issuance costs	12,566		5,963.3			5,963.3
Tax benefit of stock issuance costs related to CBOT Holdings merger			6.4			6.4
Repurchase of Class A common stock	(62)		(24.0)			(24.0)
Exercise of stock options	106		11.4			11.4
Excess tax benefits from option exercises and restricted stock vesting			7.6			7.6
Vesting of issued restricted Class A common stock	6
Shares issued to Board of Directors	5		2.5			2.5
Shares issued under Employee Stock Purchase Plan	2		0.7			0.7
Stock-based compensation			26.3			26.3

Balance at September 30, 2008	67,090	3	$17,314.9	$1,734.4	$(20.5)	$19,028.8

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$623.2	$653.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	23.6	26.3
Amortization of shares issued to Board of Directors	1.9	1.7
Amortization of purchased intangibles	94.5	63.2
Depreciation and amortization	93.4	102.9
Recognition of in-process research and development acquired from Credit Market Analysis Limited	—	3.7
Allowance for doubtful accounts	0.2	0.6
Net accretion of discounts and amortization of premiums on marketable securities	(2.6)	(0.2)
Net accretion of discounts and amortization of debt financing costs	11.6	2.2
Loss on sale of metals trading products	—	2.8
Net loss on derivative investments	—	7.8
Impairment of securities lending assets	—	21.7
Impairment of goodwill and intangible assets	—	14.1
Impairment of long-term investment	22.4	—
Guarantee of exercise right privileges	—	(12.8)
Equity in losses of unconsolidated subsidiaries	4.5	27.9
Deferred income taxes	(28.9)	(32.2)
Change in assets and liabilities:
Accounts receivable	(30.2)	(25.9)
Other current assets	(8.4)	60.1
Other assets	(7.6)	(16.7)
Accounts payable	(34.9)	6.1
Income taxes payable	1.7	22.9
Other current liabilities	(56.2)	(91.3)
Other liabilities	29.6	24.4

Net Cash Provided by Operating Activities	737.8	862.7

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	389.1	254.1
Purchases of available-for-sale marketable securities	(159.9)	(168.4)
Net change in NYMEX securities lending program investments	425.9	119.3
Purchases of property, net	(112.9)	(119.4)
Acquisition of Credit Market Analysis Limited, net of cash received	—	(94.2)
Acquisition of NYMEX Holdings, Inc., net of cash received	—	(2,769.9)
NYMEX membership rights payments	—	(612.0)
Merger-related transaction costs	—	(17.5)
Purchase of derivative related to BM&FBovespa SA investment	—	(45.2)
Proceeds from sale of metals trading products	—	15.0
Capital contributions to FXMarketSpace Limited	(2.8)	(7.2)

Net Cash Provided by (Used in) Investing Activities	539.4	(3,445.4)

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Financing Activities
Proceeds (repayments) of commercial paper, net	$(1,168.8)	$1,035.0
Proceeds from other borrowings, net of issuance costs	743.5	2,883.9
Repayment of other borrowings	(250.0)	(1,282.9)
Net change in NYMEX securities lending program liabilities	(456.8)	(119.3)
Cash dividends	(229.0)	(202.7)
Repurchase of Class A common stock, including costs	(27.0)	(14.2)
Proceeds from exercise of stock options	15.2	11.4
Excess tax benefits from option exercises and restricted stock vesting	1.2	7.9
Proceeds from Employee Stock Purchase Plan	0.7	0.7

Net Cash Provided by (Used in) Financing Activities	(1,371.0)	2,319.8

Net change in cash and cash equivalents	(93.8)	(262.9)
Cash and cash equivalents, beginning of period	297.9	845.3

Cash and Cash Equivalents, End of Period	$204.1	$582.4

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$469.6	$459.6
Interest paid (excluding securities lending program)	88.2	6.9
Non-cash investing activities:
Change in net unrealized securities gains (losses)	41.5	(18.6)
Change in net unrealized derivatives gains (losses)	7.2	(1.3)
Non-cash financing activities:
Fair value of Class A common stock, stock options and restricted stock units issued in connection with NYMEX Holdings merger	—	5,963.3
Fair value of Class A common stock issued in exchange for BM&FBovespa SA stock	—	631.4
Dividends declared but unpaid on Class A common stock	—	335.7

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

CME Group Inc. (CME Group) acquired Credit Market Analysis Limited, a private company incorporated in the United Kingdom, and its three subsidiaries (collectively, CMA) on March 23, 2008. The financial statements and accompanying notes presented in this report include the financial results of CMA beginning on March 24, 2008.

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

The consolidated financial statements consist of CME Group and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and their respective subsidiaries (collectively, the exchange). In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2009 and December 31, 2008 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

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

Under purchase accounting, CME Group is considered the acquirer of NYMEX Holdings. The purchase price consists of the following (in millions):

Acquisition of NYMEX Holdings’ outstanding common stock:
In exchange for CME Group’s Class A common stock	$5,931.2
In exchange for cash	3,412.6
Fair value of NYMEX Holdings’ stock options and restricted stock units assumed	43.7
Merger-related transaction costs	51.8

Total Purchase Price	$9,439.3

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

The fair value of the stock options was determined using a share price of $342, the closing price of CME Group’s Class A common stock on August 21, 2008. The fair value of stock options was calculated using a Black-Scholes valuation model with the following assumptions: expected lives of 0.1 to 4.9 years; risk-free interest rates of 1.7% to 3.0%; expected volatility of 45%; and a dividend yield of 1.3%. The portion of the fair value of unvested stock options related to future service was allocated to deferred stock-based compensation and is still being amortized over the remaining vesting period.

Merger-related transaction costs. These include costs incurred by CME Group for investment banking fees, legal and accounting fees, and other external costs directly related to the merger.

Final purchase price allocation. The purchase price has been allocated to NYMEX Holdings’ net tangible and identifiable intangible assets based on their estimated fair values as of August 22, 2008.

(in millions)
Cash and cash equivalents	$642.7
Other current assets	794.6
Property and equipment	260.6
Intangible assets	10,664.6
Other non-current assets	130.2
Accounts payable and other current liabilities	(726.7)
Restructuring liabilities	(39.1)
Membership rights payments	(612.0)
Long-term deferred tax liabilities, net	(4,026.7)
Other non-current liabilities	(125.3)
Deferred stock-based compensation	10.7

Total Tangible and Intangible Assets and Liabilities	6,973.6
Goodwill	2,465.7

Total Purchase Price	$9,439.3

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

Pro forma results. The following unaudited condensed pro forma consolidated income statements assume that the NYMEX Holdings merger was completed as of January 1, 2007. Pro forma results have been prepared as of the beginning of the year prior to the date of the merger in accordance with SEC guidelines.

(in millions, expect per share data)	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2008
Total Revenues	$794.4	$2,383.9
Total Expenses	339.2	925.7
Total Non-Operating Income (Expense)	(55.8)	(111.4)
Net Income	168.1	759.3
Earnings per Common Share:
Basic	2.51	11.36
Diluted	2.50	11.32

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

3. Performance Bonds and Security Deposits

CME maintains performance bond and security deposit requirements for futures and options traded on or cleared through CME, CBOT, NYMEX or other exchange marketplaces, as well as for over-the-counter (OTC) products listed for clearing only. Each firm that clears futures, options and OTC products is required to deposit acceptable collateral and maintain specified performance bonds and security deposits principally in the form of cash, funds deposited in the various Interest Earning Facility programs, U.S. government and certain foreign government securities, bank letters of credit, shares of specific U.S. equity securities or gold. Clearing firm positions executed in CME, CBOT and NYMEX exchange marketplaces and cleared-only contracts are subject to the guarantee of CME. Each clearing firm’s positions are separately accounted for in regulated and non-regulated accounts, for which performance bond and security deposit requirements are calculated. Performance bonds and security deposits are available to meet the financial obligations of that clearing firm to CME. In the event that performance bonds and security deposits of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of CME in excess of amounts needed for normal operations. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposit required. As a result, these offsetting liabilities may vary significantly over time.

In addition, the rules and regulations of CBOT require certain minimum financial requirements for delivery of physical commodities. To satisfy these requirements, CBOT clearing firms must deposit collateral with CME in the form of cash, U.S. Treasury securities or letters of credit.

CME accounts for its guarantee of contract settlement in accordance with current accounting guidance. CME marks to market all open positions at least twice a day and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME’s guarantee would be approximately one half day of changes in fair value of all open positions, before considering CME’s ability to access defaulting firms’ performance bond and security deposit balances as well as other available resources. During the first nine months of 2009, CME transferred an average of approximately $3.1 billion a day through its clearing system for settlement from clearing firms whose positions have lost value to clearing firms whose positions have gained value. CME reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory security deposits. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2009.

4. Intangible Assets and Goodwill

Intangible assets consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
(in millions)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,842.5	$(161.9)	$2,680.6	$2,842.5	$(90.3)	$2,752.2
Lease-related intangibles	83.2	(18.7)	64.5	83.2	(9.9)	73.3
Dow Jones licensing agreement	74.0	(14.9)	59.1	74.0	(9.9)	64.1
Technology-related intellectual property	28.4	(7.4)	21.0	28.4	(3.9)	24.5
Open interest	12.3	(12.3)	—	12.3	(9.5)	2.8
Market maker agreement	9.7	(5.5)	4.2	9.7	(4.3)	5.4
Other (a)	3.6	(2.3)	1.3	3.9	(1.8)	2.1

	3,053.7	(223.0)	2,830.7	3,054.0	(129.6)	2,924.4
Foreign currency translation adjustments	(7.1)	(0.8)	(7.9)	(9.4)	0.3	(9.1)

Total Amortizable Intangible Assets	$3,046.6	$(223.8)	$2,822.8	$3,044.6	$(129.3)	$2,915.3

Indefinite-Lived Intangible Assets:
Trading products			$16,982.0			$16,982.0

Trade names			452.1			452.1
Other (b)			2.6			2.6

			17,436.7			17,436.7
Foreign currency translation adjustments			(0.4)			(0.6)

Total Indefinite-Lived Intangible Assets			17,436.3			17,436.1

Total Intangible Assets			$20,259.1			$20,351.4

(a)	At September 30, 2009, other amortizable intangible assets consist of non-compete and service agreements. At December 31, 2008, other amortizable intangible assets consist primarily of non-compete and service agreements and trade names with limited lives.

(b)	At September 30, 2009, other indefinite-lived intangible assets consist of products in development. At December 31, 2008, other indefinite-lived intangible assets consist of products in development and a regulatory license.

Total amortization expense for intangible assets was $30.7 million and $29.1 million for the quarters ended September 30, 2009 and 2008, respectively. Total amortization expense for intangible assets was $94.5 million and $63.2 million for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the future estimated amortization expense related to amortizable intangible assets is expected to be:

(in millions)
Remainder of 2009	$30.6
2010	121.8
2011	121.6
2012	116.5
2013	110.8
2014	109.2
Thereafter	2,212.3

Goodwill activity consisted of the following for the nine months ended September 30, 2009 and the year ended December 31, 2008:

(in millions)	Balance at December 31, 2008	Acquisitions	Impairment Adjustment	Other Activity (c)	Balance at September 30, 2009
CBOT Holdings	$5,036.1	$—	$—	$(0.4)	$5,035.7
NYMEX Holdings	2,436.7	—	—	26.6	2,463.3
CMA	46.4	—	—	3.9	50.3

Total Goodwill	$7,519.2	$—	$—	$30.1	$7,549.3

(in millions)	Balance at January 1, 2008	Acquisitions	Impairment Adjustment	Other Activity (c)	Balance at December 31, 2008
CBOT Holdings	$5,037.3	$—	$—	$(1.2)	$5,036.1
NYMEX Holdings	—	2,438.9	—	(2.2)	2,436.7
CMA	—	60.6	—	(14.2)	46.4
Swapstream	11.9	—	(11.9)	—	—

Total Goodwill	$5,049.2	$2,499.5	$(11.9)	$(17.6)	$7,519.2

(c)	Other activity consists primarily of adjustments to restructuring costs and tax contingencies for CBOT Holdings and NYMEX Holdings, the recognition of excess tax benefits upon exercise of stock options assumed for CBOT Holdings and NYMEX Holdings, and foreign currency translation adjustments for CMA.

In 2008, the company recorded a $3.2 million and an $11.9 million impairment charge to reduce the carrying amounts of Swapstream intangible assets and goodwill, respectively, to their estimated fair values based on the results of an annual impairment test.

The company conducts goodwill and intangible asset impairment testing at least annually. The company is required to consider a market participant’s perspective when developing the assumptions used to estimate fair value for its impairment tests. It may be possible that the estimated fair value of certain intangible assets and goodwill may be less than net book value when impairment testing is performed in the future. As a result, the company would be required to record an impairment charge at that time.

5. Long-Term Investments

As part of its merger with NYMEX Holdings in August 2008, the company acquired an approximately 15% ownership interest in IMAREX ASA (IMAREX). The investment in IMAREX is accounted for as available for sale and is included in other assets in the consolidated balance sheets. At September 30, 2009, the company assessed its investment in IMAREX for other-than-temporary impairment and recognized an impairment charge of $22.4 million due to an extended and significant decline in the market value of IMAREX’s stock. At September 30, 2009, the carrying value of the investment after recognizing impairment was $19.0 million.

6. Debt

Debt consisted of the following:

(in millions)	September 30, 2009	December 31, 2008
Short-term debt:
$250 million floating rate notes due August 2009, interest equal to 3-month LIBOR plus 0.20%, reset quarterly(1)	$—	$249.9
$300 million floating rate notes due August 2010, interest equal to 3-month LIBOR plus 0.65%, reset quarterly(2)	299.7	—

Total short-term debt	$299.7	$249.9

Long-term debt:
$300 million floating rate notes due August 2010, interest equal to 3-month LIBOR plus 0.65%, reset quarterly(2)	$—	$299.5
Term loan due 2011, interest equal to 3-month LIBOR plus 1%, reset quarterly(3)	420.5	420.5
$750 million fixed rate notes due August 2013, interest equal to 5.40%	747.9	747.5
$750 million fixed rate notes due February 2014, interest equal to 5.75%	746.0	—
Commercial paper (4)	324.9	1,498.6

Total long-term debt	$2,239.3	$2,966.1

(1)	In October 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.12% beginning with the interest accrued after November 6, 2008.
(2)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.92% beginning with the interest accrued after November 6, 2008.
(3)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with this facility so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008.
(4)	At December 31, 2008, this was the portion of commercial paper backed by the three-year senior credit facility and the 364-day revolving bridge facility. Commercial paper backed by the revolving bridge facility was repaid in February 2009 with the net proceeds from the 5.75% fixed rate notes due February 2014. At September 30, 2009, this represented commercial paper backed by the three-year senior credit facility.

Commercial paper notes with an aggregate par value of $6.0 billion and maturities ranging from 1 to 94 days were issued during the nine months ended September 30, 2009. The weighted average discount rates for commercial paper outstanding at September 30, 2009 and December 31, 2008 were 0.22% and 2.61%, respectively. During the first nine months of 2009 and 2008, the weighted average balance, at par value, of commercial paper outstanding was $677.4 million and $271.0 million, respectively.

Long-term debt maturities, at par value, were as follows as of September 30, 2009:

(in millions)
2011	$745.5
2012	—
2013	750.0
2014	750.0

Commercial paper is considered to mature in 2011 because it is backed by the three-year senior credit facility, which expires in 2011.

On September 30, 2009, the three-year senior credit facility was amended, at the company’s request, to reduce the aggregate amount of revolving commitments available from $995.0 million to $945.5 million and to reduce the minimum required amount of each request for an increase in revolving commitments from $25.0 million to $10.0 million.

At September 30, 2009, the fair values of the $750.0 million fixed rate notes due 2013 and the $750.0 million fixed rate notes due 2014 were approximately $806.5 million and $822.7 million, respectively. Fair value was estimated using quoted market prices.

7. Restructuring

CBOT

In August 2007, subsequent to its merger with CBOT Holdings, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operational efficiencies. Restructuring efforts include reductions in employee positions, the closure of duplicate facilities and consolidation of trading and other technologies. Total estimated restructuring costs of $29.6 million consist primarily of severance and transitional payments and contract termination penalties. Payments for restructuring costs related to the merger with CBOT Holdings were substantially complete by July 2008 from its inception. Through September 30, 2009, the company recorded restructuring expense of $11.2 million under this plan from its inception.

NYMEX

In October 2008, subsequent to its merger with NYMEX Holdings, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operational efficiencies. Restructuring efforts include reductions in employee positions and consolidation of trading and other technologies.

Total estimated restructuring costs of $47.3 million consist primarily of severance and transitional payments and contract termination payments. Payments for restructuring costs related to the merger with NYMEX Holdings were substantially complete by August 2009. Costs of $39.1 million were recognized as a liability in the allocation of NYMEX Holdings’ purchase price, and accordingly, have resulted in an increase to goodwill. In addition to costs recognized in purchase accounting, costs of $8.2 million have been or are expected to be recognized as restructuring expense over the service period required from transitional employees. Through September 30, 2009, the company recorded restructuring expense of $7.8 million under this plan from its inception.

The following is a summary of restructuring activity (in millions):

	Planned Restructuring Costs	Interest on Deferred Payments	Accrued to Date	Total Cash Payments	Liability at September 30, 2009	Total Expected Payments
Severance and related costs - CBOT	$21.2	$0.1	$21.3	$(21.1)	$0.2	$21.4
Severance and related costs - NYMEX	36.7	—	36.7	(33.9)	2.8	37.1
Contract terminations - CBOT	7.9	0.3	8.2	(8.2)	—	8.2
Contract terminations- NYMEX	10.2	—	10.2	(10.2)	—	10.2

Total Restructuring	$76.0	$0.4	$76.4	$(73.4)	$3.0	$76.9

Restructuring expense may change as the company executes its approved plans. Future increases in estimates will be recorded as an adjustment to operating expenses. Future decreases in estimates that were recognized as liabilities through the allocation of purchase price will continue to be recorded as adjustments to goodwill.

8. Contingencies

Legal Matters. There were two purported class action complaints pending against the former NYMEX Holdings, the former NYMEX Holdings board of directors and CME Group in the Delaware Court of Chancery related to the merger between CME Group and NYMEX Holdings. One of the class actions was brought on behalf of the former NYMEX Holdings’ shareholders and the second class action was brought on behalf of the NYMEX Class A members. On September 30, 2009, the Delaware Court of Chancery granted the defendants’ motions to dismiss the shareholders’ and the NYMEX Class A members’ complaints. The court’s decision remains subject to appeal.

On October 14, 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc., filed suit against CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. On December 12, 2003, CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. On September 2, 2004, the judge granted CBOT’s and CME’s motions to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. On March 25, 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. On June 6, 2005, CME and CBOT filed a motion to dismiss the complaint. On August 25, 2005, the judge denied the joint CME/CBOT motion to dismiss. On April 9, 2007, CME and CBOT filed two joint motions for summary judgment. The parties continue to engage in discovery. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

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

Employment Agreements. On August 5, 2009, the compensation committee and the board of directors of CME Group approved a revised employment agreement for Craig S. Donohue, the company’s Chief Executive Officer. In the event of a termination under certain circumstances, Mr. Donohue is entitled to a one-time lump sum severance payment equal to two times the sum of his then current base salary plus the amount of his threshold bonus (75% of his current base salary) under the company’s annual bonus incentive plan for that year. Under the terms of his agreement, Mr. Donohue will be entitled to receive a minimum annual base salary of $0.9 million for 2009 and of $1.0 million thereafter during the term of the agreement. This agreement expires on December 31, 2012, unless terminated sooner by the company or Mr. Donohue.

9. Guarantees

Guarantee of Exercise Rights Privileges. On August 23, 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the Chicago Board Options Exchange, Inc. (CBOE). The lawsuit seeks to enforce and protect the exercise right privileges (ERP). The lawsuit alleges that these ERPs allow CBOT’s full members who hold them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. In July 2009, the court issued its final order approving the terms of the settlement. Pursuant to the terms of the settlement, holders of ERPs could submit a claim to participate in the settlement as a Class A or Class B settlement participant until October 14, 2008. Participating Class A members will share in an equity pool equal to 18% of the total common stock issued by CBOE in its demutualization and will share in a cash pool of up to $300.0 million, subject to a cap of $600,000 per individual. Participating Class B members would be paid $250,000 per ERP. The settlement is in the process of being appealed. In connection with the CBOT Holdings merger, the company provided holders of ERPs the option of tendering their ERP to the company for $250,000 payable following the closing of the merger or to participate in the CBOE lawsuit with a guaranteed payment of up to $250,000 from the company if the lawsuit results in a recovery of less than that amount. The maximum possible aggregate payment under the company’s guarantee, assuming that all outstanding ERPs are paid $250,000 by the company, is $293.0 million. The liability under the guarantee, which is recorded at fair value in other liabilities in the consolidated balance sheets, was estimated at $1.2 million at September 30, 2009.

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement. The original term of the renewed agreement was through October 2009. The term of the agreement will be successively renewed for one-year periods unless terminated in advance by either party. Pursuant to such renewals, the current term is through October 2010. Under this agreement, CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At September 30, 2009, CME was contingently liable to SGX on irrevocable letters of credit totaling $33.0 million and had pledged securities with a fair value of $50.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and security deposits of the defaulting clearing firm.

10. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the board of directors, converted CBOT Holdings options and converted NYMEX Holdings options, was $25.5 million and $28.0 million for the nine months ended September 30, 2009 and 2008, respectively. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $10.2 million and $11.3 million for the nine months ended September 30, 2009 and 2008, respectively.

In the first nine months of 2009, the company granted employees stock options totaling 173,040 shares under the CME Group Omnibus Stock Plan. The options have a ten-year term with an exercise price ranging from $195 to $332 per share, the closing market prices on the dates of grant. The fair value of these options totaled $20.2 million, measured at the grant dates using the Black-Scholes valuation model, which is recognized as compensation expense on an accelerated basis over the vesting period. The Black-Scholes fair value of the option grant was calculated using the following assumptions: dividend yield ranging from 1.4% to 2.4%; expected volatility ranging from 47% to 49%; risk-free interest rate ranging from 2.4% to 3.2% and expected life ranging from 6.2 to 6.5 years. The grant date weighted average fair value of options granted during the first nine months of 2009 was $117 per share.

In the first nine months of 2009, the company also granted 81,629 shares of restricted Class A common stock which generally have a vesting period of two to five years. The fair value of these grants was $23.2 million, which is recognized as compensation expense on an accelerated basis over the vesting period.

11. Fair Value Measurements

Accounting guidance on fair value measurements and related disclosures provides direction for using fair value to measure assets and liabilities by defining fair value and establishing a framework for measuring fair value. The guidance creates a three-level hierarchy that establishes classification of fair value measurements for disclosure purposes.

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

In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities, securities lending collateral and equity investments. Level 1 assets generally include U.S. Treasury securities, exchange-traded mutual funds, and publicly-traded equity securities. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Assets included in

Level 2 consist primarily of U.S. Government agency securities, corporate bonds, municipal bonds, asset-backed securities and certain corporate bonds. Level 3 assets generally include certain corporate bonds and asset-backed securities. These assets have been valued using valuation models with inputs that are both observable and unobservable. The unobservable inputs used in these models are significant to the fair value of the assets and require management’s judgment.

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

Financial assets and liabilities recorded in the consolidated balance sheet as of September 30, 2009 are classified in their entirety based on the lowest level of input that is significant to each asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$55.1	$—	$—	$55.1
Mutual funds	22.5	—	—	22.5
Corporate bonds	—	0.1	—	0.1
Municipal bonds	—	5.0	—	5.0
Asset-backed securities	—	4.0	—	4.0
U.S. Government agency securities	—	7.0	—	7.0

Total	77.6	16.1	—	93.7
Equity investments	65.5	—	—	65.5

Total Assets at Fair Value	$143.1	$16.1	$—	$159.2

Liabilities at Fair Value:
Interest rate swap contracts	$—	$30.9	$—	$30.9
Guarantee of CBOE exercise right privileges	—	—	1.2	1.2

Total Liabilities at Fair Value	$—	$30.9	$1.2	$32.1

The following is a reconciliation of assets and liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009.

(in millions)	Asset- Backed Security (1)	Guarantee of CBOE ERP Liability
Fair value of asset (liability) at January 1, 2009	$1.5	$(1.2)
Realized and unrealized gains (losses):
Included in non-operating income (expense)	1.0	—
Settlements	(2.5)	—

Fair value of asset (liability) at September 30, 2009	$—	$(1.2)

Total unrealized gains (losses) related to financial assets and liabilities in the consolidated balance sheet at September 30, 2009	$—	$—

(1)	This asset-backed security was transferred from the securities lending program investment portfolio to the marketable securities portfolio during June 2009.

During the first nine months of 2009, CME Group did not record impairment on any assets or liabilities that are recorded at fair value on a nonrecurring basis.

12. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per common share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options and restricted stock awards of approximately 613,000 and 750,000 were anti-dilutive for the quarter and nine months ended September 30, 2009, respectively. Outstanding stock options of approximately 525,000 and 395,000 were anti-dilutive for the quarter and nine months ended September 30, 2008, respectively. There were no anti-dilutive restricted stock awards for the quarter and nine months ended September 30, 2008. These anti-dilutive shares were not included in the diluted earnings per common share calculations.

Beginning January 1, 2009, a change in accounting guidance requires the use of a two-class method to determine the impact of outstanding stock options and restricted stock awards on diluted earnings per common share. The company determined that the impact of using the two-class method is immaterial. If the impact becomes material, the company will change its application of the guidance.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income (in millions)	$202.3	$168.7	$623.2	$653.4

Weighted Average Number of Common Shares (in thousands):
Basic	66,384	59,870	66,339	56,054
Effect of stock options	163	208	150	240
Effect of restricted stock awards	26	8	25	8

Diluted	66,573	60,086	66,514	56,302

Earnings per Common Share:
Basic	$3.05	$2.82	$9.39	$11.66
Diluted	3.04	2.81	9.37	11.61

13. Subsequent Events

The company has evaluated subsequent events through November 6, 2009, the date the financial statements were issued, and has determined that there are no subsequent events that require disclosure other than the following event:

On October 9, 2009, CME amended its 364-day revolving line of credit, which may be used by its clearing house in certain situations. The amended credit agreement extends the termination date from October 9, 2009 to December 9, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Form 10-Q and CME Group’s Annual Report on Form 10-K for the year ended December 31, 2008.

On March 23, 2008, CME Group acquired Credit Market Analysis Limited and its wholly-owned subsidiaries (collectively, CMA). On August 22, 2008, NYMEX Holdings, Inc (NYMEX Holdings) merged with CME Group. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of CMA beginning on March 24, 2008, and the financial results of the former NYMEX Holdings beginning August 23, 2008.

References in this discussion and analysis to “we,” “us” and “our” are to CME Group and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), and New York Mercantile Exchange, Inc. (NYMEX), collectively.

RESULTS OF OPERATIONS

Financial Highlights

The comparability of our operating results for the third quarter and first nine months of 2009 to the same periods in 2008 are significantly impacted by our merger with NYMEX Holdings. In the discussion and analysis that follows, we have quantified the incremental revenue and expense resulting from this transaction wherever such amounts were material and identifiable. While identifiable amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2009	2008	Change	2009	2008	Change
Total operating revenues	$650.4	$680.9	(4)%	$1,945.3	$1,869.2	4%
Total operating expenses	249.0	260.2	(4)	758.7	704.9	8
Operating margin	62%	62%		61%	62%
Non-operating income (expense)	$(45.6)	$(24.7)	84	$(105.4)	$(27.5)	n.m.
Effective tax rate	43%	57%		42%	43%
Net income	$202.3	$168.7	20	$623.2	$653.4	(5)
Diluted earnings per common share	3.04	2.81	8	9.37	11.61	(19)
Cash flows from operating activities				737.8	862.7	(14)

n.m. not meaningful

•

Incremental revenues generated by NYMEX products and services was the primary driver for the increase in operating revenues during the first nine months of 2009. Additional revenues were partially offset by a decrease in overall CME and CBOT trading volume as well as processing services. Our processing service agreement with NYMEX was terminated as a result of our merger. The decrease in operating revenue during the third quarter of 2009 was due to the overall decline in trading volumes. The decline was partially offset by a full quarter of revenue recognized for NYMEX in 2009.

•

During the first nine months of 2009, overall increases in operating expenses were attributable largely to increases in amortization of purchased intangibles, compensation and benefits costs as well as licensing and other fee agreements resulting from the merger with NYMEX Holdings. The overall decrease in operating expenses in the third quarter of 2009 was due primarily to the goodwill impairment charge related to our Swapsteam operations in the third quarter of 2008.

•

The increase in non-operating expense was due primarily to an increase in interest expense and other borrowing costs resulting from debt issuances in August 2008 and February 2009 and an impairment loss on our investment in IMAREX ASA (IMAREX).

•

Year to date, our effective tax rate in 2009 was consistent with the same period in 2008. We recorded a charge for the impact of our new combined state and local tax rates in the third quarter of 2008, which was offset by the favorable impact of an Illinois tax law change in the first quarter of 2008.

•

During the first nine months of 2009, the decrease in diluted earnings per common share reflected the impact of common stock issuances made in conjunction with the NYMEX Holdings merger as well as the other impacts on net income discussed above.

•	The decrease in revenues from CME and CBOT trading products also contributed to a decrease in cash flows from operating activities.

Operating Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change	2009	2008	Change
Clearing and transaction fees	$540.6	$558.7	(3)%	$1,605.2	$1,542.3	4%
Quotation data fees	81.4	75.7	8	249.0	192.3	29
Processing services	0.1	17.9	(100)	0.3	53.9	(99)
Access and communication fees	11.4	10.9	4	34.5	32.2	7
Other	16.9	17.7	(5)	56.3	48.5	16

Total Operating Revenues	$650.4	$680.9	(4)	$1,945.3	$1,869.2	4

Clearing and Transaction Fees. The decrease in revenues in the third quarter of 2009 was attributable primarily to an overall decline in trading volumes. During the third quarter, the decline in revenues was partially offset by an increase in the average rate per contract as well as incremental volume generated from NYMEX products and CME ClearPort services in the third quarter of 2009 when compared with the third quarter of 2008. During the first nine months of 2009, the increase in revenues is attributable to an increase in the average rate per contract and the incremental trading volume generated by NYMEX products and CME ClearPort services. This increase was partially offset by a decline in CME and CBOT product trading volume in the first nine months of 2009.

Trading Volume

The following table summarizes average daily volume. For comparative purposes, CME, CBOT and NYMEX products have been presented separately. The 2008 average daily volume for NYMEX products has been calculated for the period August 23 through September 30, 2008. All amounts exclude TRAKRS, Swapstream and Hurricane Risk Landfall Option (HuRLO) contracts.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2009	2008	Change	2009	2008	Change
Products and Services Average Daily Volume:
Interest rate:
CME	2,462	3,082	(20)%	2,400	3,671	(35)%
CBOT	1,961	2,948	(34)	1,823	3,224	(43)

Equity:
CME	2,516	3,596	(30)	2,883	3,341	(14)
CBOT	140	245	(43)	169	210	(19)

Foreign exchange:
CME	660	710	(7)	580	672	(14)

Commodity and alternative investment:
CME	85	101	(15)	83	100	(17)
CBOT	623	722	(14)	655	801	(18)

Energy (including CME ClearPort):
NYMEX	1,483	1,490	—	1,476	1,490	(1)

Metal (including CME ClearPort):
NYMEX	201	268	(25)	204	268	(24)

Aggregate Average Daily Volume:
CME	5,723	7,489	(24)	5,946	7,784	(24)
CBOT	2,724	3,915	(30)	2,647	4,235	(37)
NYMEX	1,684	1,758	(4)	1,680	1,758	(4)

Electronic Volume:
CME	4,930	6,426	(23)	5,111	6,503	(21)
CBOT	2,281	3,216	(29)	2,155	3,409	(37)
NYMEX	1,056	1,054	—	999	1,054	(5)

Electronic Volume as a Percentage of Total Average
Daily Volume	80%	81%		80%	80%

n.m. not meaningful

During the third quarter and first nine months of 2009, when compared with the same periods in 2008, a decrease in interest rate products volume contributed to a decline in overall volume. This decrease in overall volume was partially offset by the incremental volume generated from NYMEX products and CME ClearPort services. In the following discussion on volume, changes in NYMEX and CME ClearPort volumes are calculated using volume for the entire year in 2008. NYMEX and CME ClearPort volumes generated prior to the merger date do not correspond to revenues recognized by CME Group.

Interest Rate Products

The overall decline in interest rate volume was due largely to the credit crisis and the Federal Reserve Bank’s zero interest rate policy for short-term interest rates. We expect to continue to see lower interest rate trading volume in 2009 when compared with 2008 as long as these conditions are present and there are no offsetting events or circumstances.

The following table summarizes average daily volume and changes in average daily volume relative to the same periods in 2008 for our key interest rate products.

	Quarter Ended September 30, 2009		Nine Months Ended September 30, 2009
(amounts in thousands)	Average Daily Volume	Change	Average Daily Volume	Change
Eurodollar futures	1,815	(22)%	1,743	(35)%
Eurodollar options	645	(14)	655	(34)
U.S. Treasury futures and options:
10-Year	938	(26)	893	(38)
5-Year	441	(43)	399	(52)
30-Year	299	(30)	287	(40)
2-Year	216	(39)	178	(52)

We believe the decrease in volume for Eurodollar futures and options is attributable to the zero interest rate policy and increased risk aversion following the credit crisis, which have reduced certain customers’ ability or need to assume and maintain positions.

The overall decline in U.S. Treasury note futures and options volume is believed to be caused by the credit crisis, which has resulted in reduced corporate debt issuances, reduced mortgage issuances and refinancing activity, a slowdown in U.S. Treasury cash market trading in the third quarter of 2009 when compared with the third quarter 2008 as well as the Federal Reserve Bank’s purchase of U.S. Treasury securities. In addition, market participants’ need to hedge interest rate risk has been reduced by the current zero interest rate policy.

During the second and third quarter of 2009, overall interest rate product volume has increased relative to the first quarter of 2009. We believe that these increases were due to increasing stability in the macroeconomic climate.

Equity Products

During the third quarter of 2009, volume for E-mini S&P 500 contracts decreased by 24% to 2.1 million contracts per day and average daily volume for E-mini NASDAQ 100 contracts declined 35% to 0.3 million contracts. Volumes in the third quarter of 2009 declined as a result of decreased levels of market volatility compared with previous quarters in 2009. Average volatility, as measured by the CBOE Volatility Index, decreased to 25% in the third quarter of 2009 compared with 39% in the first six months of 2009. Additionally, the decline in volume was attributable to the termination of Russell-based contracts. Trading volume for Russell-based contracts averaged 0.2 million per day in the third quarter of 2008.

Year to date, average daily volume for E-mini equity products decreased by 13% to 2.8 million contracts when compared with the same period in 2008. The termination of our license to list Russell-based contracts contributed to the decline in overall E-mini equity volume. Russell-based contracts trading volume averaged 0.3 million contracts per day for the first nine months of 2008. In addition, volume for the E-mini NASDAQ 100 contracts decreased by 27% to an average of 0.3 million contracts per day during the first nine months of 2009. Trading volume for E-mini S&P 500 contracts during the first nine months of 2009 remained consistent with the same period in 2008.

Foreign Exchange Products

We believe that the decline in average daily volume for foreign exchange products during the first nine months of 2009, when compared with the same period in 2008, is due largely to extreme market volatility, convergence of global interest rates and increased risk aversion by market participants resulting from the credit crisis.

The following table summarizes average daily volume and changes in average daily volume relative to the same period in 2008 for our top foreign exchange futures and options products.

	Quarter Ended September 30, 2009		Nine Months Ended September 30, 2009
(amounts in thousands)	Average Daily Volume	Change	Average Daily Volume	Change
Euro	227	(13)%	211	(10)%
British pound	109	17	94	6
Japanese yen	100	(28)	91	(36)
Australian dollar	81	50	60	19
Canadian dollar	69	36	58	13

We attribute the decline in average daily volume in the third quarter and first nine months of 2009 for our Euro and Japanese yen products to the convergence of interest rates towards zero between the European, United States and Japanese markets. The growth in trading volume of the British pound, Australian dollar and Canadian dollar is attributable to a divergence between interest rates in the United States and the interest rates in the British, Australian and Canadian markets.

Commodity and Alternative Investment Products

We believe the overall average daily volume for commodity and alternative investments products decreased during the third quarter and first nine months of 2009 when compared with the same periods in 2008 due largely to a decrease in market volatility and decreased demand for commodity products as a result of the credit crisis. We believe the credit crisis has reduced certain customers’ ability or need to assume and maintain positions.

Energy (including CME ClearPort)

Energy products primarily consist of crude oil, natural gas, power and other energy-related exchange-traded contracts and over-the-counter contracts cleared through CME ClearPort. Average daily volume for energy contracts cleared through CME ClearPort increased by 1% and 18% to 0.5 million contracts in the third quarter and first nine months of 2009, respectively, when compared with the same periods in 2008 as market participants looked to mitigate counterparty risk on their over-the-counter exposures through central counterparty clearing.

Metal (including CME ClearPort)

Metal products generally include gold, silver and other precious and base metals. During the third quarter and first nine months of 2009, we believe metal products volume decreased by 24% and 15% to 0.2 million contracts per day, respectively, when compared with the same periods in 2008 due primarily to lower volatility and decreased demand for metal products as a result of the credit crisis.

Average Rate per Contract

An increase in the average rate per contract favorably impacted revenues in the third quarter and first nine months of 2009 when compared with the same periods in 2008. All amounts in the following table exclude TRAKRS, Swapstream and HuRLO products.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Total volume (in millions)	648.5	775.6	(16)%	1,929.4	2,317.3	(17)%
Clearing and transaction fees (in millions)	$540.5	$558.6	(3)	$1,605.1	$1,541.9	4
Average rate per contract	$0.834	$0.720	16	$0.832	$0.665	25

During the third quarter of 2009, the average rate per contract increased when compared with the same periods in 2008 due to the incremental impact of NYMEX products and CME ClearPort services. The average rates per contract for NYMEX products and CME ClearPort services were $1.495 and $2.304, respectively, in the third quarter of 2009. The average rates per contract for NYMEX products and CME ClearPort services were $1.508 and $2.161, respectively, for the period August 23, 2008 through September 30, 2008. The increase in average rate per contract was partially offset by an increase in member and special program volume as a percentage of total volume to 84% from 82%. Member volume and special program volume earn a lower rate compared with non-member volume.

The average rate per contract increased in the first nine months of 2009 due to the addition of NYMEX products and CME ClearPort services to our existing product line, which had an average rate per contract of $1.537 and $1.992, respectively, in the first nine months of 2009. Additionally, the average rate per contract increased due to a lower portion of CME and CBOT interest rate products as a percentage of total volume compared with CME and CBOT equity products, which have a higher rate per contract. As a percentage of volume, equity products trading volume increased by 6% in the first nine months of 2009, while interest rate products volume decreased by 8% when compared with the same periods in 2008. The increase in average rate per contract during the first nine months of 2009 was partially offset by a decrease in the average rate per contract for E-mini S&P futures and options because incremental volume during the first nine months of 2009 exceeded the fee cap on volume traded on the CME Globex platform.

Volume/Rate Analysis

Average rate per contract is impacted by our rate structure, which includes volume-based incentives; product mix; trading venue, and the percentage of trading volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the change in revenues attributable to changes in each is only an approximation. Using the total volume and average rate per contract data provided in the table above, we estimate that clearing and transaction fees revenue increased by $87.9 million due to the increase in average rate per contract and decreased by $106.0 million due to the decline in total volume, resulting in a net decrease in revenues in the third quarter of 2009 of $18.1 million. For the first nine months of 2009, we estimate that clearing and transaction fees revenue increased by $385.8 million due to the increase in average rate per contract and decreased by $322.6 million due to a decline in total volume, resulting in a net increase in revenues of $63.2 million.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. As of September 30, 2009, we had approximately 130 clearing firms. Two firms represented 13% and 11% of our clearing and transaction fees revenue in the first nine months of 2009. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from a particular clearing firm.

Quotation Data Fees. Increases in revenue in the third quarter and first nine months of 2009 were due to the following:

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions except monthly fee per device)	2009	2008	Change	2009	2008	Change
Average estimated monthly basic device screen count	404,000	358,000	46,000	420,000	319,000	101,000
Basic device monthly fee per device	$55	$55	$—	$55	$55	$—
Estimated increase in revenues due to an increase in screen counts			$7.6			$49.9
Data feed surcharges			0.8			3.9
Vendor licensing fees			0.6			3.4
Vendor audit assessments			(3.7)			(3.5)

CME, CBOT and NYMEX services			5.3			53.7
CMA services			0.5			4.2

The increase in revenues was attributable to incremental revenues of $12.5 million and $61.3 million generated from NYMEX services in the third quarter and first nine months of 2009, respectively, when compared with the same periods in 2008. Incremental revenues from NYMEX services were partially offset by a decrease in CME and CBOT revenues. Average basic device screen counts for existing CME and CBOT customers declined in the third quarter and first nine months of 2009 due primarily to cost-cutting initiatives at customer firms. The decrease in vendor audit assessments in the third quarter and first nine months of 2009 was due primarily to $4.4 million of assessments recognized in the third quarter of 2008 related to audits of customer-reported device counts. This represented revenue that would have otherwise been recognized in prior periods.

Effective January 1, 2010, all users of our basic service will pay $61 per month for each basic device.

The two largest resellers of our market data represented approximately 55% of our quotation data fees in the first nine months of 2009. However, we consider exposure to significant risk of revenue loss to be minimal despite this concentration. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from the two largest resellers report usage and remit payment of quotation data fees directly to us.

Processing Services. The decrease in revenues in the third quarter and first nine months of 2009, when compared with the same periods in 2008, is attributable to the termination of our prior service agreement with NYMEX as a result of our merger. Our trade matching agreement with NYMEX generated revenues of $10.7 million and $45.7 million in the third quarter and first nine months of 2008, respectively. In addition, we agreed to terminate the operations of FXMarketSpace Limited (FXMS), our joint venture with Reuters, during the third quarter of 2008. As a result, we recognized $6.6 million in the third quarter of 2008 for upfront fees paid by FXMS for clearing and trade matching services that would have otherwise been recognized through January 2012. For the quarter-to-date and year-to-date periods, revenue from services provided to FXMS totaled $7.1 million and $8.1 million, respectively, in 2008.

Access and Communication Fees. The growth in revenues for the first nine months of 2009 when compared with the same period in the prior year was attributable primarily to the ongoing upgrade of customer bandwidth connections and our co-location program. The increase in revenues was partially offset by a decrease in trading floor-related fees resulting from the consolidation of our Chicago trading floors in mid-2008.

Other Revenues. The rental income and associated revenues generated from building operations acquired in our merger with NYMEX Holdings were the primary drivers of the increase in revenues in first nine months of 2009 when compared with the same period in 2008. Total incremental revenues from NYMEX Holdings’ operations were $8.5 million for the first nine months of 2009. In addition, trading revenue generated by GFX Corporation (GFX) increased by $2.0 million in the first nine months of 2009 due to an increase in trading activity during the first quarter of 2009.

In the first nine months of 2009, the increase in revenues was partially offset by a decrease in revenues generated from services provided to our joint ventures of $1.7 million. In the prior year, we recognized revenue for upfront fees received from FXMS for billing and regulatory services of $1.9 million.

Operating Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change	2009	2008	Change
Compensation and benefits	$87.3	$84.5	3%	$262.0	$231.4	13%
Communications	11.5	11.5	—	35.5	39.1	(9)
Technology support services	11.3	11.9	(6)	34.7	47.0	(26)
Professional fees and outside services	17.9	17.0	5	61.9	47.8	29
Amortization of purchased intangibles	30.7	29.1	6	94.5	63.2	50
Depreciation and amortization	32.3	34.1	(5)	93.4	102.9	(9)
Occupancy and building operations	19.1	18.9	1	57.3	52.9	8
Licensing and other fee agreements	21.2	19.3	10	67.5	44.8	51
Restructuring	0.6	0.1	n.m.	5.2	2.1	153
Other	17.1	33.8	(49)	46.7	73.7	(37)

Total Operating Expenses	$249.0	$260.2	(4)	$758.7	$704.9	8

n.m. not meaningful

Compensation and Benefits. Increases in expenses for the third quarter and first nine months of 2009, when compared with the same periods in 2008, consisted of the following:

	Estimated Increase (Decrease)
(dollars in millions)	Quarter to Date	Year to Date
Average headcount	$5.7	$25.0
Non-qualified deferred compensation plan	5.7	8.7
Average salaries, benefits and employer taxes	0.3	2.9
Bonus	(1.1)	(1.7)
Stock-based compensation	(6.7)	(2.7)

•

In the third quarter and first nine months of 2009, when compared with the same periods in 2008, average headcount increased by 9%, or about 180 employees, and 14%, or about 270 employees, respectively. The increases in headcount were due to the addition of approximately 400 employees in our merger with NYMEX Holdings in August 2008. The increases were partially offset by the impact of our restructuring initiatives. As of September 30, 2009 and 2008, we had approximately 2,250 and 2,340 employees, respectively.

•

The increase in our non-qualified deferred compensation plan liability for the third quarter and the first nine months of 2009 also contributed to an increase in expense. This impact does not affect net income because of an equal and offsetting change in investment income.

•

The increase in average salaries, benefits and employer taxes in the third quarter and first nine months of 2009, when compared with the same periods in 2008, were attributable primarily to salary increases related to promotions and rising pension and healthcare costs.

•

In the third quarter and first nine months of 2009, increases in expense were partially offset by a decrease in bonus expense, when compared with the same periods in 2008, due primarily to a decline in performance relative to our 2009 cash earnings target versus our 2008 performance relative to our 2008 cash earnings target.

•

In the third quarter and first nine months of 2009, increases in expense were also offset by a decrease in stock-based compensation due primarily to our decision to delay annual stock grants for 2009 until the third quarter. The additional expense related to the June 2008 grant and the conversion of stock options previously granted to NYMEX Holdings’ employees partially offset the impact of this delay. We expect stock-based compensation expense to increase in the fourth quarter of 2009 due to the September 2009 grant.

Communications. The elimination of costs incurred to support our CBOT metals trading products on e-CBOT, CBOT’s legacy electronic trading platform, and improved network efficiencies as a result of the consolidation of trading systems and floor operations in Chicago contributed to a decline in expenses in the third quarter and first nine months of 2009, when compared with the same periods in 2008. The decrease was offset by incremental expenses of $1.1 million and $3.9 million generated by NYMEX operations in the third quarter and first nine months of 2009, respectively.

Technology Support Services. The decreases in expenses in the third quarter and first nine months of 2009, when compared with the same periods in 2008, were due largely to the termination of maintenance and service agreements for e-CBOT in July 2008. The declines in expenses were partially offset by incremental expenses generated by NYMEX operations.

Professional Fees and Outside Services. Costs incurred to support various strategic initiatives, including our efforts to provide clearing services for credit default swaps and other over-the-counter products, led to growth in expenses in the third quarter and first nine months of 2009. The increases in expenses were also attributable to legal fees and consulting services as well as other outside services associated with our merger integration efforts.

Amortization of Purchased Intangibles. The additional expenses in the third quarter and first nine months of 2009, when compared with the same periods in 2008, were due to the amortization of intangible assets acquired in our merger with NYMEX Holdings, which was completed in August 2008. The increase was partially offset by the write-off of our Swapstream intangible assets in the third quarter of 2008, which resulted in less amortization expense in subsequent periods.

Depreciation and Amortization. Declines in expenses in the third quarter and first nine months of 2009, when compared with the same periods in 2008, were attributable primarily to trading floor consolidation and systems integration in prior periods. The decreases were partially offset by incremental depreciation expense related to assets acquired in our merger with NYMEX Holdings in August 2008.

Property additions are summarized below. Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and the build-out of our data centers. The decline in total property additions as well as technology-related assets as a percentage of total additions during the third quarter of 2009, when compared with the same period in 2008, is due primarily to completion of the initial phase of our new data center which was placed into service in August 2009. Approximately $82.1 million of assets related to the new data center were placed into service with estimated useful lives ranging from 10 to 39 years.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change	2009	2008	Change
Total property additions, including landlord-funded leasehold improvements	$33.9	$42.2	(20)%	$112.9	$119.5	(5)%
Technology-related assets as a percentage of total additions	58%	78%		70%	78%

Occupancy and Building Operations. Increases in expenses in the third quarter and the first nine months of 2009, when compared with the same periods in 2008, were attributable primarily to commercial real estate acquired in our merger with NYMEX Holdings. Expenses associated with the acquired property include utilities, maintenance, property taxes and insurance expenses. These increases were partially offset by a decrease resulting from a reduction in temporary space in our Chicago headquarters.

Licensing and Other Fee Agreements. The incremental expense generated from royalty fees and broker rebates on NYMEX products, which totaled $5.8 million and $27.2 million in the third quarter and first nine months of 2009, respectively, contributed to the increases in the third quarter and first nine months of 2009 when compared with the same periods in 2008. Increases in both periods were partially offset by declines in licensing fees for E-mini and standard equity products of $4.1 million and $4.2 million in the third quarter and first nine months of 2009, respectively.

Restructuring. The growth in expense for the third quarter and first nine months of 2009, when compared with the same periods in 2008, was attributable to the restructuring program initiated in August 2008 subsequent to our merger with NYMEX Holdings. This program was substantially complete by August 2009.

Other Expense. Expenses decreased in the third quarter and first nine months when compared with the same periods in 2008 due primarily to the goodwill impairment charge of $10.9 million related to our Swapstream operations in the third quarter of 2008. Incremental foreign currency transaction gains of $1.5 million and $3.8 million in the third quarter and first nine months of 2009, respectively, and a $2.8 million loss on the sale of our metals trading products in the third quarter of 2008 also contributed to a decrease in expenses in the third quarter and first nine months of 2009. A $3.7 million write-off in 2008 related to in-process research and development acquired in the CMA acquisition contributed to a decrease in expenses in the first nine months of 2009. The company’s expense reduction efforts, partially offset by incremental expenses incurred as part of the NYMEX Holdings merger in 2008, also contributed to the decreases in expense for both the third quarter and first nine months of 2009.

Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change	2009	2008	Change
Investment income	$10.5	$18.0	(41)%	$22.4	$41.4	(46)%
Impairment of long-term investment	(22.4)	—	n.m.	(22.4)	—	n.m.
Gains (losses) on derivative investments	—	7.4	(100)	—	(7.8)	(100)
Securities lending interest income	—	8.6	(100)	2.8	32.2	(91)
Securities lending interest and other costs	—	(28.9)	(100)	(0.1)	(48.2)	(100)
Interest and other borrowing costs	(32.1)	(17.9)	80	(103.2)	(21.6)	n.m.
Guarantee of exercise rights privileges	—	8.0	(100)	—	12.8	(100)
Equity in losses of unconsolidated subsidiaries	(1.6)	(20.0)	(92)	(4.5)	(27.9)	(84)
Other income (expense)	—	0.1	(100)	(0.4)	(8.4)	(95)

Total Non-Operating Income (Expense)	$(45.6)	$(24.7)	84	$(105.4)	$(27.5)	n.m.

n.m. not meaningful

Investment Income. During the third quarter and first nine months of 2009, when compared with the same periods in 2008, investment income declined due to decreases in market interest rates throughout 2008 resulting from rate reductions by the Federal Open Market Committee. The decline due to interest rates was partially offset by an increase in the invested portion of clearing firms’ cash from performance bonds and security deposits.

Annualized average rates of return and average investment balances indicated in the table below include the portion of clearing firms’ cash performance bonds and security deposits we chose to invest and other short-term investments classified as either cash and cash equivalents or marketable securities in our consolidated balance sheets.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change	2009	2008	Change
Invested portion of clearing firms’ cash:
Annualized average rate of return	0.11%	2.47%	(2.36)%	0.12%	2.62%	(2.50)%
Average investment balance	$5,393.3	$360.3	$5,033.0	$4,977.2	$384.7	$4,592.5

Change in income due to rates			(31.7)			(92.9)
Change in income due to balance			30.9			89.8

Other short-term investments:
Annualized average rate of return	0.33%	2.77%	(2.44)%	0.66%	2.93%	(2.27)%
Average investment balance	$443.0	$1,239.8	$(796.8)	$533.1	1,213.7	$(680.6)

Change in income due to rates			(2.7)			(9.1)
Change in income due to balance			(5.6)			(14.9)

The analysis presented in the table above does not include income (loss) on insurance contracts or gains (losses) on marketable securities related to our non-qualified deferred compensation plans. We experienced $5.7 million and $8.7 million increases in income on marketable securities associated with our deferred compensation plans in the third quarter and first nine months of 2009, respectively, when compared with the same periods in 2008. We exclude the impact of the marketable securities related to our non-qualified deferred compensation plan from this analysis because gains and losses from these securities are offset by an equal amount of compensation and benefits expense.

Dividend income from our investments in BM&FBovespa SA (BM&F) and TMX Group Inc. stock is also excluded from the table above. Dividend income decreased by $3.6 million in the third quarter of 2009 when compared with the same period in 2008.

Impairment of Long-Term Investments. We assess our equity investments for other-than-temporary impairment on a quarterly basis. As of September 30, 2009, we determined that our investment in IMAREX was impaired due to an extended and significant decline in the market price of its stock. As a result, we recognized an impairment charge of $22.4 million. The carrying value of our investment, after recognizing the impairment, was $19.0 million at September 30, 2009.

Gains (Losses) on Derivative Investments. In the third quarter and first nine months of 2008, the net gain (loss) on derivative investments was due to the gain on a put option contract purchased to hedge our risk of changes in the fair value of BM&F stock resulting from foreign currency exchange rate fluctuations between the U.S. dollar and the Brazilian real. We entered into the put option with Lehman Brothers Special Financing Inc. in February 2008 and we terminated the contract in September 2008 when Lehman Brothers Holdings Inc. filed for bankruptcy.

Securities Lending Income and Expense. During the first nine months of 2009, CME’s securities lending program remained suspended due to high volatility in the credit markets and extreme demand for U.S. Treasury securities.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Average daily balance of funds invested (in billions)	$—	$1.2	$(1.2)	$—	$1.2	$(1.2)
Annualized average rate earned	—%	2.48%	(2.48)%	—%	3.47%	(3.47)%
Annualized average rate paid	—	2.11	(2.11)	—	2.86	(2.86)

Net earned from securities lending	—%	0.37%	(0.37)%	—%	0.61%	(0.61)%

Securities lending interest expense for the first nine months of 2009 included a $0.3 million recovery of a $6.0 million impairment charge previously recognized in the third quarter of 2008 related to CME’s securities lending program.

The table above does not include activity from the NYMEX securities lending program, which closed in June 2009. Under the program, securities lending interest income and expense totaled $2.8 million and $0.4 million, respectively, for the first nine months of 2009. For the third quarter and first nine months of 2008, securities lending interest income and expense totaled $1.3 million and $1.1 million, respectively. In the third quarter of 2008, we also recognized an impairment loss of $15.7 million on a corporate debt security held in the NYMEX securities lending portfolio.

Interest and Other Borrowing Costs. The increase in interest and other borrowing costs in the third quarter and first nine months of 2009 is due to higher average debt levels outstanding, which were the result of debt issued in August 2008. These borrowings consisted of commercial paper and short- and long-term notes. During the third quarter and first nine months of 2008, borrowings consisted of commercial paper until the debt issuance in August 2008.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Weighted average borrowings outstanding (par value in millions)	$2,640.6	$1,474.7	$1,165.9	$2,987.2	$639.8	$2,347.4
Weighted average effective yield	4.51%	3.97%	0.54%	4.08%	3.43%	0.65%
Total cost of borrowing	4.80	4.85	(0.05)	4.68	4.11	0.57

Total cost of borrowing includes interest, commitment fees, accretion of discounts on debt and debt issuance costs. In February 2009, we terminated our revolving bridge facility. Total debt issuance costs recognized for the bridge facility during the first quarter of 2009 were $7.6 million, including $4.6 million of accelerated costs resulting from the facility’s termination.

Guarantee of Exercise Right Privileges. Under the terms of our merger with CBOT Holdings, holders that did not elect to sell their ERPs to us are entitled to a minimum guaranteed payment of up to $250,000 if the resolution of the lawsuit between CBOT and CBOE results in payments of less than $250,000 to the ERP holders. In December 2008, a settlement hearing for the ERP litigation was held. In July 2009, the court approved the final terms of the settlement and permitted a 30-day window for appeals. In August 2009, the holders filed a notice of appeals with the court. Our liability under the guarantee, which is recorded at fair value in other liabilities in our consolidated balance sheets, was estimated at $1.2 million at September 30, 2009 and December 31, 2008. We will continue to reassess and, if necessary, adjust the fair value of the guarantee on a quarterly basis until the lawsuit is resolved.

Equity in Losses of Unconsolidated Subsidiaries. The termination of our investment in FXMS in the third quarter of 2008 contributed to the decreases in losses in the third quarter and first nine months of 2009 when compared with the same periods in 2008. In 2008, we recognized losses from our investment in FXMS of $19.1 million and $26.5 million for the third quarter and first nine months, respectively. Losses in 2009 include losses from our investments in DME Holdings Limited, Green Exchange Holdings LLC and OneChicago LLC.

Other Non-Operating Expense. The reduction in expense is attributable to transfer and other transaction fees related to our investment in BM&F in the first quarter of 2008.

Income Tax Provision

The effective tax rate decreased to 42.4% for the first nine months of 2009 from 42.5% in the same period of 2008. In the third quarter of 2008, we incurred a charge of $48.3 million to record the impact of the new combined state and local tax rate on our existing net deferred tax liability resulting from our merger with NYMEX Holdings. This increase in our effective tax rate was partially offset by the benefit from an Illinois tax law change that resulted in a $38.6 million reduction in the net deferred tax liability in the first quarter of 2008.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $737.8 million for the first nine months of 2009, compared with $862.7 million for the same period in 2008. For the first nine months of 2009, net cash provided by operating activities was $114.6 million higher than net income. The $114.6 million increase was due primarily to $94.5 million of amortization of purchased intangibles and $93.4 million of depreciation and amortization, offset by a $56.2 million decrease in other current liabilities, a $34.9 million decrease in accounts payable and a $30.2 million increase in accounts receivable. The decrease in other current liabilities was due primarily to a decrease in accrued bonus expense as well as accrued restructuring related to our merger with NYMEX Holdings. The decrease in accounts payable was due to the timing of large capital expenditure payments. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash provided by investing activities was $539.4 million in the first nine months of 2009 compared with cash used of $3.4 billion in the same period of 2008. The increase in cash was due primarily to cash paid to shareholders in our merger with NYMEX Holdings in 2008 of $2.8 billion, net of cash received, and a payment of $612.0 million for the termination of certain NYMEX membership rights in conjunction with the merger. The increase in cash was also due to a $306.6 million net change in the NYMEX securities lending program investments and a $143.5 million increase in proceeds from maturities of marketable securities, net of purchases.

Cash used in financing activities was $1.4 billion in the first nine months of 2009 compared with cash provided of $2.3 billion in the same period of 2008. The increase in cash used relative to the prior period was due primarily to new issuances of debt of $2.6 billion in 2008 in conjunction with our merger with NYMEX Holdings compared with net debt reductions of $675.3 million in 2009.

Debt Instruments. We maintain public debt of $1.8 billion, consisting of $300.0 million of floating rate notes due in 2010, $750.0 million of 5.40% fixed rate notes due in 2013 and $750.0 million of 5.75% fixed rate notes due in 2014. The floating rate notes due in 2010 accrue interest at the London Interbank Offered Rate (LIBOR) plus 0.65%. We entered into an interest-rate swap agreement that effectively fixed the rate at 3.92% for the floating rate notes due in 2010. The proceeds from the debt issuances were used to finance our merger with NYMEX Holdings and to repay any outstanding commercial paper borrowings that were backstopped by our 364-day revolving bridge facility as well as for general corporate purposes. We terminated the bridge facility on February 10, 2009.

We also maintain a $1.4 billion senior credit facility with various financial institutions, which includes a term loan of $420.5 million and a revolving credit facility of $945.5 million. On September 30, 2009, we amended this agreement to reduce the aggregate amount of revolving credit facility commitments to $945.5 million from $995.5 million and to reduce the minimum required amount of each request for an increase in revolving commitments from $25.0 million to $10.0 million. As long as we are not in default under the senior credit facility, we have the option to increase the facility from time to time by an aggregate amount of up to $1.1 billion, to a total of $2.5 billion of revolving loans, with only the consent of the agent and the lenders providing the additional funds. Proceeds from the senior credit facility were used to pay fees and expenses and finance our merger with NYMEX Holdings; to pay fees and expenses in connection with the refinancing of existing debt of NYMEX Holdings; to finance dividends and stock repurchases, and to support issuances of commercial paper. The revolving credit facility expires on August 21, 2011.

At September 30, 2009, we have excess borrowing capacity for general corporate purposes of approximately $620.5 million.

We maintain a 364-day revolving line of credit with a consortium of banks to be used in certain situations by our clearing house. The line of credit, which was amended on October 9, 2009, provides for borrowings of up to $600.0 million. This line of credit is collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the Interest Earning Facilities and any performance bond deposits of a clearing firm that has defaulted on its obligation. The line of credit can only be drawn on to the extent it is collateralized. At September 30, 2009, security deposit collateral available was $2.0 billion. We have the option to request an increase in the line from $600.0 million to $1.0 billion with the participating banks’ approval. The agreement was amended on October 9, 2009 to extend the termination date from October 9, 2009 to December 9, 2009.

As of September 30, 2009, we maintained an AA long-term credit rating and an A1+ short-term credit rating with Standard & Poor’s. We maintained an Aa3 long-term credit rating and a P1 short-term credit rating with Moody’s Investor Service (Moody’s). The outlook for our ratings is considered stable by Standard & Poor’s and Moody’s. Given our ability to pay down debt levels and refinance existing debt facilities if necessary, we expect to maintain an investment grade rating. If our ratings are downgraded due to a change in control which results in a downgrade below investment grade, we are required to make an offer to repurchase our fixed and floating rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

The indentures governing our floating and fixed rate notes, our 364-day revolving line of credit for $600.0 million and our senior credit facility for $1.4 billion due 2011 do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company, which could indirectly affect the ability to pay dividends.

For example, under our senior credit facility, we are required to remain in compliance with a consolidated net worth test, defined as our consolidated shareholders’ equity as of June 30, 2008 on a pro forma basis to give effect to the NYMEX Holdings merger and to give effect to the share repurchases made and special dividends paid, but only up to the amount of such repurchases and dividends publicly announced and made or paid within 18 months after August 22, 2008 (and in no event greater than $1.5 billion in the aggregate for such repurchases and dividends), multiplied by 0.65.

In addition, our 364-day revolving line of credit contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as consolidated shareholder’s equity less intangible assets (as defined in the agreement), of not less than $96.0 million. In the event that CME elects to increase the facility, the minimum consolidated tangible net worth test will increase ratably up to $120.0 million. CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries, including CME, in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

As of September 30, 2009, we are in compliance with the various covenant requirements of all our debt facilities.

CME Group and its subsidiaries are also required to comply with restrictions contained in the General Corporation Laws of its state of incorporation which could also limit its (or their) ability to declare and pay dividends. The decision to pay dividends is also subject to the discretion of each entity’s board of directors.

To satisfy our performance bond obligation with Singapore Exchange Limited, we pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At September 30, 2009, the letters of credit totaled $33.0 million. In addition, we had pledged securities with a fair value of $50.0 million at September 30, 2009.

CME also guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of this letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit would be utilized in the event that GFX defaults in meeting performance bond requirements to its clearing firm.

Liquidity and Cash Management. Cash and cash equivalents totaled $204.1 million at September 30, 2009 and $297.9 million at December 31, 2008. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. In June 2008, we approved a repurchase of up to $1.1 billion of CME Group Class A common stock over a period of 18 months. Effective January 2009, we suspended this program to devote our excess cash flows to debt reduction. With respect to short-term cash needs, we expect 2009 capital expenditures to total approximately $140.0 million.

Net current deferred tax assets of $16.5 million and $95.5 million are included in other current assets at September 30, 2009 and December 31, 2008, respectively. Total net current deferred tax assets include primarily unrealized losses and accrued expenses.

Net long-term deferred tax liabilities were $7.7 billion at September 30, 2009 and December 31, 2008. Total net deferred tax liabilities include deferred tax liabilities of $7.8 billion at September 30, 2009 and December 31, 2008 related to purchase accounting for intangible assets in our mergers with CBOT Holdings and NYMEX Holdings.

Within our domestic long-term deferred tax liability, we have a long-term deferred tax asset of $144.9 million for an unrealized capital loss incurred in Brazil related to our investment in BM&F. As of September 30, 2009, we do not currently meet the more-likely-than-not threshold that would allow us to fully realize the value of the unrealized capital loss. As a result, a partial valuation allowance of $24.7 million was previously provided for the amount of the unrealized capital loss that exceeds potential capital gains that could be used to offset the capital loss in future periods. We also have a long-term deferred tax asset related to Brazilian taxes of $128.1 million for a net operating loss and an unrealized capital loss incurred in Brazil related to our investment in BM&F. A full valuation allowance of $128.1 million was previously provided because we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of the net operating loss or the unrealized capital loss in Brazil in the future.

Net long-term deferred tax assets also include a $17.1 million deferred tax asset for net operating losses related to Swapstream. Our assessment at September 30, 2009 is that we do not currently meet the more-likely-than-not threshold that would allow us to realize the value of these foreign net operating losses in the future. As a result, the $17.1 million deferred tax asset arising from these net operating losses was fully reserved as the losses were incurred.

Fair Value Measurements. We use a three-level framework in order to determine the fair value of financial assets and liabilities. In general, we use quoted prices in active markets for identical assets to determine fair values of marketable securities, securities lending collateral and equity investments. Level 1 assets include U.S. Treasury securities, exchange-traded mutual funds, repurchase agreements and publicly-traded equity securities. If quoted prices are not available to determine fair value, we use other inputs that are observable either directly or indirectly. Assets included in Level 2 consist primarily of U.S. Government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. Level 3 assets include certain corporate bonds and asset-backed securities. These assets have been valued using valuation models with inputs that are both observable and unobservable. The unobservable inputs used in these models are significant to the fair value of the investments and require management’s judgment.

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

Financial assets and liabilities recorded in the consolidated balance sheet as of September 30, 2009 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities	$77.6	$16.1	$—	$93.7
Equity investments	65.5	—	—	65.5

Total Assets at Fair Value	$143.1	$16.1	$—	$159.2

Liabilities at Fair Value:
Interest rate swap contracts	$—	$30.9	$—	$30.9
Guarantee of CBOE exercise right privileges	—	—	1.2	1.2

Total Liabilities at Fair Value	$—	$30.9	$1.2	$32.1

The following is a reconciliation of assets and liabilities at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009.

(in millions)	Asset- Backed Security (1)	Guarantee of CBOE ERP Liability
Fair value of asset (liability) at January 1, 2009	$1.5	$(1.2)
Realized and unrealized gains (losses):
Included in non-operating income (expense)	1.0	—
Settlements	(2.5)	—

Fair value of asset (liability) at September 30, 2009	$—	$(1.2)

Total unrealized gains (losses) related to financial assets and liabilities in the consolidated balance sheet at September 30, 2009	$—	$—

(1)	This asset-backed security was transferred from the securities lending collateral assets portfolio to the marketable securities portfolio during June 2009.

During the first nine months of 2009, we did not record impairment on any assets or liabilities that are recorded at fair value on a nonrecurring basis.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that changes the analysis required to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This guidance may result in the consolidation of entities that we currently do not consolidate and requires an ongoing reassessment of the consolidation requirement. In addition, enhanced disclosures are required that will provide the readers of financial statements with more transparent information about a company’s involvement in a variable interest entity. This standard is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of this standard’s adoption on our financial statements.

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

Fair values for publicly-trade equity investments are based on quoted market prices. Fair values are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may differ significantly from its current reported value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions.

The table below summarizes our publicly-traded equity investments at September 30, 2009. Equity investments are included in other assets in our consolidated balance sheets.

(dollars in millions)	Original Cost	Fair Value	Carrying Value	Unrealized Gain, Net of Tax
BM&FBOVESPA S.A.	$631.4	$747.0	$262.9	$293.7	(1)
TMX Group Inc. (2)	46.0	46.5	46.5	0.3
IMAREX ASA (2)	41.4	19.0	19.0	—

(1)	In February 2008, we exchanged 1.2 million shares of CME Group Class A common stock for 101.1 million shares in BM&F. The company may not sell its shares in BM&F for four years after the purchase date. As a result, BM&F stock is reported in other assets at original cost less impairment loss until within 12 months of the restriction lapsing, after which time the stock will be accounted for as an available-for-sale security. The unrealized gain is currently not recorded. In addition, the unrealized gain does not take into account an unrealized loss of $63.3 million, net of tax, resulting from changes in foreign currency exchange rates, which has been recorded in accumulated other comprehensive income (loss) since recognizing impairment on the investment in December 2008.

(2)	This investment was acquired in August 2008 as part of our merger with NYMEX Holdings.

We do not currently hedge against equity price risk. Equity investments are assessed for other-than-temporary impairment on a quarterly basis. An assessment of whether an equity investment is other-than-temporarily impaired takes into consideration the magnitude and duration of the unrealized loss. On September 30, 2009, we determined that our investment in IMAREX ASA was other-than-temporarily impaired and recorded an impairment charge of $22.4 million.

We are also exposed to foreign currency exchange rate risk related to these investments. Unrealized changes in value due to foreign currency exchange rates are reflected in the unrealized gain presented in the table above.

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

b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

On August 22, 2008, CME Group completed its merger with NYMEX Holdings. In connection with the merger, NYMEX Holdings was merged into CMEG NY Inc., a wholly-owned subsidiary of CME Group, and the subsidiaries of NYMEX Holdings, including NYMEX and COMEX, became part of the consolidated group of subsidiaries of CME Group. During the third quarter of 2009, the company continued with its integration of the former NYMEX Holdings business into the business of CME Group, including the integration of the internal controls and procedures of the former NYMEX Holdings and its subsidiaries into CME Group’s internal controls over financial reporting. There were no other changes in the company’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the integration efforts relating to the merger with NYMEX Holdings.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following is an update to the company’s Legal Proceedings as disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (SEC) on March 2, 2009.

On August 23, 2006, CBOT Holdings, Inc. and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the Chicago Board Options Exchange (CBOE) seeking to enforce and protect the CBOE exercise right privileges (ERPs). In June 2008, the parties agreed to a settlement in principle. Pursuant to the terms of the settlement, participating Class A members will share in an equity pool equal to 18% of the total common stock issued by CBOE in its demutualization and will share in a cash pool of up to $300.0 million, subject to a cap of $600,000 per individual. Participating Class B members would be paid $250,000 per ERP. In July 2009, the court issued its final order approving the terms of the settlement, which was subsequently appealed in August 2009.

There were two purported class action complaints pending against the former NYMEX Holdings, the former NYMEX Holdings board of directors and CME Group in the Delaware Court of Chancery related to the merger between CME Group and NYMEX Holdings. One of the class actions was brought on behalf of the former NYMEX Holdings’ shareholders and the second class action was brought on behalf of the NYMEX Class A members. On September 30, 2009, the Delaware Court of Chancery granted the defendants’ motions to dismiss the shareholders’ and the NYMEX Class A members’ complaints. The court’s decision remains subject to appeal.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on March 2, 2009. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2) (in millions)

July 1 to July 31	15	$282.06	—	$849

August 1 to August 31	2,901	$276.12	—	$849

September 1 to September 30	2,188	$277.96	—	$849

Total	5,104	$276.93	—	$849

(1)	Shares purchased consist of an aggregate of 5,104 shares of Class A common stock surrendered in the third quarter to satisfy employees’ tax obligations upon the vesting of restricted stock.
(2)	Under the terms of the share buyback program announced on June 23, 2008, the company is authorized to purchase shares of Class A common stock with a value of up to $1.1 billion, subject to market conditions. The buyback program is authorized to take place over a period of up to 18 months. The authorization of the board of directors permits the repurchase of shares through the open market, an accelerated program, a tender offer or privately negotiated transactions. The share buyback authorization remains in place; however, in the first quarter of 2009 the company suspended purchasing shares in order to focus on paying down debt.

Item 6.	Exhibits

10.1*	Agreement, dated August 5, 2009, between CME Group Inc. and Craig S. Donohue (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on August 6, 2009).

10.2*	Amended and Restated Agreement, dated August 5, 2009, between CME Group Inc. and Phupinder Gill (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 8-K, filed with the SEC on August 6, 2009).

10.3*	Agreement, dated September 24, 2009, between Chicago Mercantile Exchange Inc. and James Newsome.

10.4	Amendment No. 1 and Limited Waiver to Credit Agreement, dated as of September 30, 2009.

10.5**	License Agreement Amendment No. 9, dated as of July 24, 2009, between Standard & Poor’s Financial Services LLC and Chicago Mercantile Exchange Inc.

31.1	Section 302 Certification—Craig S. Donohue

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory arrangement.
**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: November 6, 2009	By:	/S/ JAMES E. PARISI
	Name:	James E. Parisi
	Title:	Managing Director and Chief Financial Officer