Form 10-K
period 2009-12-31
CME GROUP INC.
filed 2010-02-26
CIK 1156375

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31553

CME GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4459170
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

20 South Wacker Drive, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 930-1000

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Class A Common Stock $0.01 par value (including rights to acquire Series A Junior Participating Preferred Stock pursuant to our rights plan)	NASDAQ GLOBAL SELECT MARKET

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $20.6 billion (based on the closing price per share of CME Group Inc. Class A common stock on the NASDAQ Global Select Market (NASDAQ) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 17, 2010 was as follows: 66,643,583 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders	Part III

CME GROUP INC.

ANNUAL REPORT ON FORM 10-K

PART I

On July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings), which in connection with the merger was renamed CME Group Inc. (CME Group). On August 22, 2008, NYMEX Holdings, Inc. (NYMEX Holdings) merged into CMEG NY Inc., a wholly-owned subsidiary of CME Group. Unless otherwise noted, disclosures of trading volume, revenue and other statistical information include the results of the former CBOT Holdings beginning on July 13, 2007 and the results of the former NYMEX Holdings beginning on August 23, 2008.

Certain Terms

Throughout this document, unless otherwise specified or the context otherwise requires:

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

•	“Exchange” refers to CME, CBOT and NYMEX, collectively; and

•	“We,” “us” and “our” refer to CME Group and its consolidated subsidiaries, collectively.

All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.

Unless otherwise indicated, references to CME Group products include references to exchange-traded products on one of its regulated exchanges (CME, CBOT, NYMEX and COMEX). Products listed in these exchanges are subject to the rules and regulations of the particular exchange and the applicable rulebook should be consulted.

Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our Web site does not constitute a part of this Report.

Information about Trading Volume and Average Rate per Contract

Beginning in December 2009, we began providing clearing services for credit default swaps. Unless otherwise noted, disclosures of trading volume and average rate per contract exclude these products.

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

In August 2006, we acquired Swapstream, a London-based electronic trading platform for interest rate swaps. Disclosures of trading volume and average rate per contract exclude these products. As of September 2008, our Swapstream products ceased trading.

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

Trademark Information

The Globe logo, CME, Chicago Mercantile Exchange, CME Group, Globex and E-mini, are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. All other trademarks are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

From time to time, in this Annual Report on Form 10-K as well as in other written reports and verbal statements, we discuss our expectations regarding future performance. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “intend,” “may,” “plan,” “expect” and similar expressions, including references to assumptions. These forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

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

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to generate revenues from our processing services;

•	our ability to maintain existing customers, develop strategic relationships and attract new customers;

•	our ability to expand and offer our products in foreign jurisdictions;

•	changes in domestic and foreign regulations;

•

changes in government policy, including policies relating to common or directed clearing and changes as a result of legislation stemming from the recent financial crisis, including the proposed regulatory reform of the over-the-counter derivatives and futures markets and any changes in the regulation of our industry with respect to speculative trading in commodity interests and derivative contracts;

•	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to generate revenue from our market data that may be reduced or eliminated by the growth of electronic trading, the state of the overall economy or declines in subscriptions;

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

•

economic, political and market conditions, including the recent volatility of the capital and credit markets and the impact of recent economic conditions on the trading activity of our current and potential customers;

•	our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of the performance of our systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax on futures and options on futures transactions and/or repeal of the 60/40 tax treatment of such transactions;

•	the unfavorable resolution of material legal proceedings; and

•	the seasonality of the futures business.

For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of this Report.

ITEM 1.	BUSINESS

Overview

Building on the heritage of its futures exchanges (CME, CBOT, NYMEX and COMEX), CME Group serves the risk management and investment needs of customers around the globe. CME Group, formerly known as Chicago Mercantile Exchange Holdings Inc., became publicly traded in December 2002. We completed our acquisition of CBOT in July 2007 and NYMEX in August 2008.

Our customer base includes professional traders, financial institutions, institutional and individual investors, major corporations, manufacturers, producers and governments. We break our member customers into four segments based on trading activity: proprietary trading firms (primarily algorithmic); banks and investment banks; top hedge funds; and “other,” which includes smaller member firms and individual traders. We also have a fifth segment of customers, which is comprised of our non-member customers who pay higher fees than the member category. As of December 31, 2009, we had approximately 140 clearing firms. One firm represented 11% and one firm represented 10% of our clearing and transaction fees revenue in 2009. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from a particular clearing firm. Our trading volume can be seasonal, and historically, we have experienced higher sequential volume during the first and second quarters followed by decreases in the third and fourth quarters of the calendar year.

During 2009, our industry, and the financial services area in particular, faced many challenges. However, we sought opportunities amongst the challenges, and we were steadfast in pursuing and executing on these opportunities as described in this Report.

Highly Liquid Markets

CME Group is the only exchange to offer access to all major asset classes for futures products from a single electronic trading platform and on trading floors in Chicago and New York City. Specifically, we offer futures and options on futures based on interest rates, equity indexes, foreign exchange, energy, agricultural commodities, metal and alternative investment products such as weather and real estate. We provide the facilities to conduct open outcry and electronic trading and we match, clear and guarantee trades executed on our exchanges and certain bilateral trades that we clear. Our markets provide an effective and transparent forum for our customers to manage their risk and meet their investment needs relating to our markets. We believe that our customers choose to trade on our centralized markets due to their liquidity and transparency and our central counterparty clearing guarantee. More than 80% of our trading volume comes from trades made electronically on our CME Globex electronic trading platform. Our aggregate volume in 2009 was approximately 2.6 billion contracts. As of December 31, 2009, our open interest stood at 78.0 million contracts. Open interest is the number of outstanding contracts at the close of the trading day. Open interest can also be defined as the total number of futures contracts or options on futures contracts that have not yet been exercised, expired or fulfilled by delivery. Open interest serves as an indicator of market liquidity. Market liquidity, or the ability of a market to absorb the execution of large purchases or sales quickly and efficiently, is key to attracting customers and contributing to a market’s success. In spite of the difficult economic climate, we experienced an improvement in our open interest during 2009, which grew by 24% from the beginning of the year.

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

Futures and options provide a way to protect against—and potentially profit from—price changes in financial instruments and physical commodities. Futures contracts are legally binding agreements to buy or sell something in the future, such as livestock or foreign currency. The buyer and seller of a futures contract agree on a price today for a product to be delivered and paid for in the future. Each contract specifies the quantity of the item and the time of delivery or payment. An option on a futures contract is a right, but not an obligation, to buy or sell a futures contract at a specified price on or before a certain expiration date.

Superior Trading Technology

We strive to provide the most flexible architecture in terms of bringing new technology, innovations and solutions to the market. Our CME Globex electronic trading platform is accessible virtually 24 hours a day throughout the trading week. Our platform offers:

•	high speed trade execution;

•	vast capabilities to facilitate the most complex and demanding trading;

•	direct market access;

•	fairness, transparency and anonymity; and

•	global distribution and international telecommunications hubs in key financial centers in Europe, Asia and Latin America.

Customers benefit from direct connectivity, ongoing development efforts, a single source for customer support and highly efficient access to real-time market data. The platform is continuously enhanced to serve our customers’ needs for high-speed, high-volume capacity, improved options trading capabilities and a range of new products. In 2009, we were named the number one technology innovator by InformationWeek. It was also the sixth consecutive year we were named to this prestigious list of technology innovators. CME Globex handled an average daily volume of 8.3 million contracts in 2009. Our all-time record of 20.5 million contracts was on January 22, 2008 (representing volume of 13.2 million CME products, 6.1 million CBOT products and 1.2 million NYMEX products). To ensure that we can meet the heavy demands placed on our systems, we have rigorous requirements for the performance, scalability, reliability, ease of use and costs of our infrastructure.

Global Reach

We offer a number of programs and products designed specifically to appeal to a global audience. Customers from all over the world trade our products, primarily electronically. As described below under “Growth Strategy—Globalizing the Business,” we continue to expand our business globally by educating non-U.S. customers on the benefits of our product suite and by entering into strategic alliances, such as our relationships with BM&FBOVESPA S.A. and the Korea Exchange Inc. and our most recently completed partnership with Bursa Malaysia Derivatives Berhad.

Financial Safeguards

We own our own clearing house—CME Clearing. Our integrated clearing function is designed to ensure the safety and soundness of our markets. CME Clearing protects the financial integrity of our markets by serving as the counterparty to every trade—becoming the buyer to each seller and the seller to each buyer—and limiting credit risk. It is responsible for settling trading accounts, clearing trades, collecting and maintaining performance bond funds, regulating delivery and reporting trading data. CME Clearing limits the accumulation of debt from trading losses with twice daily mark-to-market settlement.

In 2009, our industry was subjected to increased concerns about counterparty credit risk stemming from the financial crisis that began in 2008. During such times, our financial safeguards continued to provide our customers with transparency and liquidity in all asset classes. Importantly, none of our customers incurred a financial loss due to a counterparty failure. Following our merger with NYMEX, we extended the benefits of our clearing model to the over-the-counter market through CME ClearPort, which is a comprehensive set of flexible solutions for mitigating counterparty risk in over-the-counter trading. In December 2009, we also began providing clearing services for credit default swaps. Basically, a credit default swap contract provides the buyer with protection against specific credit risks. We believe that providing clearing services to the credit default swap market will provide greater transparency, security and stability to that marketplace.

As of December 31, 2009, we maintained approximately $83.7 billion in cash, investments and letters of credit related to performance bonds, security deposits and other collateral of which $11.4 billion was in excess of the clearing house requirements we set for our customers. Performance bonds are deposits required from our clearing firms to ensure that they can cover potential losses in connection with their trading positions. We require these deposits as part of our financial safeguards to help ensure that clearing firms can meet their obligations to their customers and to CME Clearing.

Ownership of our clearing house also enables us to more quickly and efficiently bring new products to market through coordination of our clearing functions with our product development, technology, market regulation and other risk management activities.

History

CME was founded in 1898 as a not-for-profit corporation. In November 2000, CME demutualized and became a shareholder-owned corporation. As a consequence, we adopted a for-profit approach to our business, including strategic initiatives aimed at optimizing trading volume, efficiency and liquidity. In December 2002, CME Holdings completed its initial public offering of its Class A common stock. In July 2007, CME Holdings completed its merger with CBOT Holdings. As a result, we acquired CBOT. CBOT is a leading marketplace for trading agricultural and U.S. Treasury futures as well as options on futures. In August 2008, we merged with NYMEX Holdings and acquired NYMEX and COMEX, its wholly-owned subsidiaries. On NYMEX, customers primarily trade energy futures and options contracts, including contracts for crude oil, natural gas, heating oil and gasoline. On COMEX, customers trade metals futures and options contracts, including contracts for gold, silver, copper and aluminum.

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

Growth Strategy

Increased market awareness and acceptance of derivatives, increased price volatility, technological advances and the increasing need for counterparty risk mitigation and clearing services create significant opportunities for growth. We believe that we can capitalize on these trends and build on our competitive strengths by implementing the following strategies:

•	growing the core business, including expanding into complementary businesses;

•	globalizing the business; and

•	serving the over-the-counter markets.

Growing the Core Business. We intend to advance our position as a leader in the futures industry by growing our core business. As part of this initiative, we plan to continue to generate organic growth through the launch of new products, expanding on the strength of our existing benchmark products and by enhancing our customer relations to allow us to cross-sell our products.

We plan to continue to work with existing and potential customers to develop new futures and options products that provide an array of relevant risk management tools. We are also enhancing our marketing capabilities with a focus on customer education, advertising and public relations to cross-sell our existing products to our current customer base. We continue to communicate our unique benefits—a secure, effective and cost-efficient place for customers to come and manage their risk through our diverse products, liquidity, anonymity and central counterparty clearing. We continue to look for ways to build upon our success as we continue to grow our business in areas such as emerging markets and the over-the-counter market.

On February 10, 2010, we announced that we had entered into a definitive agreement with Dow Jones in which we would take a 90% ownership interest and Dow Jones would own the remaining 10% in a new joint venture that will own the Dow Jones Indexes, which include the Dow Jones Industrial Average and approximately 130,000 index properties. Pending regulatory approval and completion of customary closing conditions, the transaction is expected to close during the first quarter of 2010. This venture creates a new opportunity for us to grow our index business and to further diversify our revenue streams by building on our existing brands and expanding the global reach of Dow Jones’ index creation and calculation services businesses across complementary asset classes, including cash, derivatives and customized over-the-counter markets.

Globalizing the Business. Our goal is to expand and diversify our customer base worldwide and offer customers around the world the most broadly diversified portfolio of benchmark products. In 2009, we continued our initiative to enhance our global marketing efforts in order to broaden the understanding of the benefits of our products, targeting in particular Asia and Europe and implementing global sales and marketing plans to reach new customers and cross-sell our products to existing customers as well as extending our international incentive programs to apply to our energy and metal customers. During 2009, we extended our global reach with several key partnerships. We launched the first phase of our program with the Korea Exchange to provide customers with after-hours access to the KOSPI 200 futures hosted on our CME Globex platform by providing order routing services. We are awaiting approval from the Korean regulators to expand access beyond our Seoul telecommunications hub to allow us to reach a broader group of market participants. During the year, we acquired an equity stake in Bursa Malaysia Derivatives Berhad and entered into an agreement to provide Globex order routing and matching services for its derivatives segment, which will also provide us with a license to use its crude palm oil settlement prices for future product development. On February 11, 2010, we announced a non-binding letter of intent with BM&FBOVESPA to expand our existing strategic partnership to develop a new multi-asset class electronic trading platform that will be deployed by BM&FBOVESPA for use in its own cash equities and derivatives markets, and both of us will have the ability to license the platform to other exchanges internationally. These partnerships are expected to expand our transaction processing opportunities and increase our global presence.

We will continue to explore opportunities to position CME Group to benefit from growth in key geographies by targeting global customers, making strategic investments and leveraging our diverse product offerings.

Serving the Over-the-Counter Markets. We continue to expand our business serving the over-the-counter markets by developing over-the-counter products and services along with new capabilities and functionalities and entering these markets through acquisitions, strategic partnerships and commercial arrangements. As a result of our merger with NYMEX Holdings in 2008, we now own ClearPort. Launched in 2002 to provide centralized clearing services and mitigate risk in the energy marketplace, CME ClearPort now clears transactions across a broad array of products around the world with tailored offerings for the needs of each market with the benefit of central counterparty clearing. During 2009, we launched more than 330 products on CME ClearPort and cleared an average of more than 494,000 contracts daily.

In 2009, we restructured our joint effort with Citadel Investment Group related to credit default swaps to target clearing-only services. Beginning in December 2009, we began providing our clearing solution for the credit default swap market which delivers:

•	customer segregation and a portability framework that protects customer positions and margin in the event of a clearing member default;

•	clearing of credit default swap trades at the point of execution, which provides immediate cleared trade confirmation and settlement, thereby limiting credit exposure;

•	migration of legacy non-cleared positions to cleared trades;

•	the ability to leverage existing relationships with our clearing firms; and

•	our more than 100 years of experience in clearing, settlement and risk management.

Our cleared credit default swap products comprise the highest volume Markit CDX and Markit iTraxx indices. They are designed to mirror bilateral over-the-counter contracts. We also support trade submission through CME ClearPort, enabling connectivity from any affirmation/confirmation or trading platform.

Products

We believe that the range and diversity of our products contribute significantly to our success. We offer markets in futures and options on futures contracts based on the U.S. interest rate yield curve, equity indexes, foreign exchange, agricultural commodities, energy, metals and alternative investment products. Our products are traded through the CME Globex electronic trading platform, our open outcry auction markets in Chicago and New York City or through privately negotiated transactions that we clear. For the year ended December 31, 2009, we derived $2.2 billion, or 83% of our total revenues, from fees associated with trading and clearing our products. These fees include per contract charges for trade execution as well as clearing and CME Globex fees. Fees are charged at various rates based on the product traded, the method of trade and the trading privileges of the customer making the trade. Generally, members are charged lower fees than non-members. Certain of our customers benefit from volume discounts and limits on fees as part of our efforts to encourage increased liquidity in our markets. Our markets also generate valuable data and information regarding pricing and trading activity in our products which provides us with the opportunity to sell our market data. We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” page 55, for the average daily volume of contracts traded in our principal product lines for the last three years.

Interest Rate Products. Our interest rate products enable banks and other financial institutions worldwide to hedge interest rate risks, and in turn help to reduce the overall cost of borrowing and financing. Our interest rate products allow our customers to execute transactions across the entire U.S. dollar-denominated yield curve using some of the world’s most actively traded futures and options products. Customers may manage short-, medium- and long-term interest rate risk using our products based on Eurodollars, U.S. Treasuries, swaps and other dollar-related instruments. In 2009, we extended our relationship with the British Banker’s Association with a long-term agreement for our use of its London Interbank Offered Rate to settle various interest rate products, including our benchmark Eurodollar contract. As a result of our acquisition of CBOT, our interest rate products include CBOT’s thirty-year U.S. Treasury bond futures and options on futures; ten-year, five-year and two-year U.S. Treasury note futures and options; interest rate swap futures and options; and federal funds futures and options. In 2009, we launched three-year Treasury note futures. In January 2010, we launched our Ultra T-bond futures contract. To date, this is the most successful new interest rate product launch in our history in terms of volume and open interest growth since launch.

Forty-two percent of our overall annual trading volume in 2009 and 26% of our clearing and transaction fees was based upon our interest rate products. In 2009, we experienced an overall decline in interest rate volume due largely to the credit crisis and the Federal Reserve Bank’s zero interest rate policy for short-term interest rates. Several macroeconomic factors that drive interest rates have begun to stabilize over the course of the year, including improvements in liquidity and credit spreads, but areas of weakness remain. In 2010, we plan to continue our efforts to expand our customer base and increase international participation through additional marketing efforts and educational programs. We will also look to expand our benchmark products.

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

We are a leading equity index marketplace, offering futures and options products (including our E-mini contracts) on key benchmark equity indexes covering small-, medium- and large-cap companies in the U.S., Europe and Asia. These include the Standard & Poor’s, Dow Jones, NASDAQ, Nikkei, MSCI and FTSE/Xinhua indexes, and others. We have exclusive licensing arrangements with Standard & Poor’s Corporation (S&P), NASDAQ OMX Group, Inc. (NASDAQ OMX) and Dow Jones & Company, Inc. (Dow Jones), which allow us to offer futures and options on futures on their indexes, including our contracts based on the S&P 500 Index, the NASDAQ-100 Index and the Dow Jones Industrial Average. As previously discussed, we have also entered into a definitive agreement with Dow Jones to create a joint venture which will create new opportunities for growing our index business. For a detailed description of these licensing arrangements, see the section of this Annual Report on Form 10-K entitled “Item 1. Business—Licensing Agreements.”

Trading in our equity products represented 28% of our total trading volume and 24% of our clearing and transaction fees during 2009.

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

We believe future growth in our equity products will come from continued counterparty credit concerns, continued education of our customers as to the benefits of our equity product portfolio and our trading platform to serve their risk management needs, and the benefits of futures products over cash equities. We believe that our equity volumes may continue to be impacted by and are in large part influenced by the trading volume levels of the underlying markets as well as the level of market volatility.

Foreign Exchange Products. We became the first exchange to introduce financial futures when we launched foreign exchange futures in 1972. Our foreign exchange market serves as an effective and efficient means of risk transfer for the global foreign exchange market, bringing together a broad array of client segments by offering investment as well as risk management opportunities. Our customers benefit from dealing anonymously in a fully transparent market, where large and small customers have equal access to the same prices and deep pool of liquidity. Our foreign exchange products provide the tools and resources to hedge foreign exchange risk, facilitating cross-border trade and commerce while mitigating the risks to profitability due to fluctuations in the foreign exchange market. Our foreign exchange market attracts both buy- and sell-side investors, including commercial and investment banks, hedge funds, commodity trading advisors, proprietary trading firms and individual investors. In 2009, we launched a series of innovative smaller-sized foreign exchange contracts, called Forex E-Micros, designed to enable retail traders and investors to cost-effectively access the security, transparency and liquidity of our products. We also added Turkish Lira futures to our foreign exchange product suite. Approximately 97% of our foreign exchange products are traded electronically on the CME Globex platform, ensuring that business is transacted quickly with maximum operational efficiency.

Today, we offer approximately 40 foreign exchange futures and approximately 30 foreign exchange options on futures products, covering major as well as a broad array of emerging market currency pairs in more than 20 different currencies.

In 2009, we saw an average daily volume of 624,000 foreign exchange contracts, with a notional value of $79.8 billion a day. Trading in our foreign exchange products represented 6% of our total trading volume in 2009 and 6%

of our clearing and transaction fees. In 2009, while the broader over-the-counter FX market volume declined by roughly 25% based on central bank turnover statistics, CME Group’s average daily volume for foreign exchange products was flat when compared with 2008. We believe this result is largely due to the breadth of our product coverage and diversity of our customer base as the global FX market was marked by extreme market volatility, changes in global interest rates and increased risk aversion by market participants resulting from the credit crisis.

We believe future growth in our foreign exchange product line will come from expanding and diversifying our product suite and customer base. We continue to expand our foreign exchange options product suite to appeal to a broader array of customer segments. As we continue to expand our global footprint in the foreign exchange market, we expect increased trading volume from customers outside of the United States. We also expect an increased demand in the over-the-counter market for cleared products, which we have been targeting to serve.

Commodity Products. Our commodity products help establish benchmark prices and play an important role in risk management. These products provide hedging tools for our customers who deal in tangible physical commodities, including agricultural producers of commodities and food processors. Commodity products were our only products when our exchange first opened for business. We have maintained a strong franchise in our commodity products, including futures contracts based on cattle, hogs, pork bellies, lumber, dairy products, soybeans, corn, wheat, oats and rough rice. We also added 11 agricultural swaps on CME ClearPort. Commodity products accounted for 7% of our trading volume and 10% of clearing and transaction fees during 2009.

Energy Products. Following our acquisition of NYMEX and COMEX, we now offer the most extensive and liquid energy complex in the world, including Light Sweet Crude Oil (WTI), Natural Gas (Henry Hub), and electricity products. Many of our energy contracts are benchmarks that set the price for these resources worldwide. In 2009, we launched over 300 new energy products on CME ClearPort in response to customer demand stemming from counterparty credit risk concerns. Energy products accounted for 15% of our trading volume and 29% of clearing and transaction fees during 2009.

Metal Products. Our metals futures markets include full-size contracts on gold, silver, platinum, palladium, copper and steel; as well as E-mini contracts for gold, silver and copper. We also extended our CME ClearPort clearing services to London gold futures. Metal products accounted for 2% of our trading volume and 5% of clearing and transaction fees during 2009.

Market Data and Information Products. Our markets generate valuable information regarding prices and trading activity in our products that we believe enhances the appeal of our products. The dissemination of real-time data generates revenues and supports our customer base with timely market information. We sell our market data, which includes information about bids, offers, trades and trade size in our products, to banks, broker-dealers, pension funds, investment companies, mutual funds, insurance companies, individual investors and other financial services companies or organizations that use our markets or monitor general economic conditions. We distribute our market data over the CME market data platform directly to our electronic trading customers as part of their access to our markets and to quote vendors who consolidate our market data with that from other exchanges, other third-party data providers and news services, and then resell their consolidated data. Revenues from market data products totaled $331.1 million, or 13% of our total revenues, in 2009.

Sophisticated quantitative approaches to risk management as well as customer time sensitivity have created new needs, uses and demands for trading-related data and analytics. This timely information has become even more important in light of the volatility and uncertainty in today’s markets. We continue to enhance our current market data and information product offerings by creating new value-added services to complement our market data products, including databases, analytical tools and other services to assist end-users. Our market data was significantly enhanced in 2009 with the expansion of futures market depth to include additional order information. Our real-time web-based market data application, CME E-quotes, experienced growth in subscribers in 2009 as we added NYMEX and COMEX data and as subscribers looked for a more cost-effective solution. CME DataMine, our historical market data service, continued to have strong demand from the hedge fund and algorithmic trading community to power their trading models.

As part of our market data and information products business, we also supply services to S&P and the Dubai Mercantile Exchange in connection with the usage reporting, contract administration and associated billing and revenue collection for the display and integration of their market data into our standard market data distribution. We are the exclusive distributor of Dow Jones Index data from our market data distribution platform. We also provide access to all prices for products listed on the Minneapolis Grain Exchange and the Kansas City Board of Trade, which are available for electronic trading on CME Globex. In 2009, we began offering real-time market data on our CME market data platform for BM&FBOVESPA as well. We believe that there will be further opportunities to continue leveraging our market data distribution capabilities with new or existing strategic partners.

We believe that there has been a decline in subscriptions of market data due primarily to the consolidation of many of our customers and related headcount reductions as a result of the recent financial crisis. Based upon historical trends, we believe that real-time market data subscribers will increase again as unemployment numbers begin to improve in the financial services industry.

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

Electronic Trading. Our CME Globex electronic trading platform maintains an electronic, centralized order book and trade execution algorithm for futures contracts and options on futures contracts and allows users to enter orders directly into the order book. In 2009, 81% of our average daily trading volume was executed electronically, compared with 80% in 2008. During 2009, approximately 72% of our clearing and transaction fees revenue was derived from electronic trading.

Open Outcry Trading. We also offer our members the ability to execute transactions in an open-auction format on our trading floors—a centralized meeting place for traders and floor brokers to trade our products. Orders by market participants not physically located on the trading floor are communicated to floor brokers. Current market information and news are displayed on wallboards hung above the trading pits. In the second quarter of 2008, we integrated the CME and CBOT trading floors at one location at 141 West Jackson Boulevard in Chicago. As a result of our acquisition of NYMEX, we now operate open outcry trading in New York City at One North End Avenue. We completed the integration of the NYMEX and COMEX trading floors into one floor in the second quarter of 2009. During 2009, approximately 11% of our clearing and transaction fees revenue was derived from open outcry trading.

Privately Negotiated and Over-the-Counter Transactions. In addition to offering traditional open outcry and electronic trading through the CME Globex platform, we permit qualified customers to trade our products by entering into privately negotiated transactions, which are reported and included in the market data we distribute. We also clear, settle and guarantee these transactions through our clearing house and CME ClearPort. These transactions provide our customers with the flexibility to negotiate their own prices, trade a wide array of financial and commodity products, and still take advantage of our financial safeguards. During 2009, approximately 17% of our clearing and transaction fees revenue was derived from this type of trading.

Clearing

We own and operate our clearing house—CME Clearing—that clears, settles and guarantees every futures and options contract traded through our exchange, in addition to over-the-counter products cleared through CME ClearPort and credit default swap contracts. Our integrated clearing function is designed to ensure the safety and soundness of our markets. Ownership and control of our own clearing house also enables us to retain the revenue associated with both the trading and clearing of our products. By owning our clearing house, we control the cost structure and the technology development cycle for our clearing services. It helps us manage our new product initiatives without being dependent on an outside entity. It also benefits our customers by creating operational, risk management and product benefits. Additionally, owning our own clearing house allows us to generate additional revenue by providing clearing services to other exchanges.

In 2009, our clearing house cleared an average of 10.3 million contracts daily and 2.6 billion contracts overall. As of December 31, 2009, we maintained approximately $83.7 billion in cash, investments and letters of credit related to performance bonds, security deposits and other collateral deposited by our clearing firms and, during 2009, we transferred an average of approximately $3.0 billion a day in settlement funds through our clearing system. In addition, our clearing house guarantees the performance of all our contracts with a financial safeguards package of approximately $9.3 billion (as of December 31, 2009). During 2009, we submitted an application to the Financial Services Authority to become a UK Recognised Clearing House. Based on growing demand for centrally cleared solutions in global financial markets, our efforts to launch CME Clearing Europe are intended to provide greater efficiencies to our European customer base during local market hours. The EMEA region has been a significant source of growth for our business, and we have experienced volume growth during non-U.S. trading hours. As part of our global growth strategy, CME Clearing Europe will help to extend the safety and security of central counterparty clearing to our European clients, both through our initial offering of credit default swaps clearing and additional locally relevant products we plan to offer in the future.

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

Central counterparty guarantee. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. The benefits of centralized clearing have been made even more apparent during the recent period of financial uncertainty. Although not a guarantee of future performance, in our more than 100 year history of trading, we have never had a default or a loss of customer funds resulting from the failure of a clearing firm.

Performance bond requirements. Performance bonds are deposits that must be made by our clearing firms to ensure that they can cover potential losses in connection with their trading positions. Performance bonds are calculated by our Standard Portfolio Analysis of Risk (SPAN) system that is used by approximately 50 exchanges and clearing organizations around the world. SPAN evaluates overall portfolio risk by calculating the worst possible loss that a portfolio of derivative and physical instruments might reasonably incur over a specified time period (typically one trading day). This is done by computing the gains and losses that the portfolio would incur under different market conditions. Additionally, the substitution of our clearing house as the counterparty to every transaction allows our customers to establish a position with one party and then offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for performance bond efficiencies.

Twice daily mark-to-market process. At each settlement cycle, our clearing house values, at the market price prevailing at that time, or marks-to-market, all open positions and requires payments from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. Our clearing house marks-to-market all open positions at least twice a day, and more often if market volatility warrants. In select circumstances where CME has introduced clearing services to newer markets, positions are market-to-market daily, with the capability to mark-to-market more frequently as market conditions warrant. Marking-to-market provides both participants in a transaction with an accounting of their financial obligations under the contract. Having a mark-to-market cycle of a minimum of two times a day helps protect the financial integrity of our clearing house, our clearing firms and market participants. This allows our clearing house to identify quickly any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing house to ensure performance of their open positions. This transparency makes it difficult for traders to hide losses or disguise unusual profits.

Segregation of customer funds. Regulations require our clearing firms to separately account for and segregate customers’ positions and monies from their own (requirements that also extend to CME Clearing). If a clearing firm becomes financially unstable or insolvent due to a financial issue, a customer’s funds held in such a segregated account (provided the customer is not involved in the financial issue itself) will not be subject to the clearing firm’s creditor claims. In situations where a clearing firm were to become insolvent, the customer accounts could be transferred to another clearing firm.

Twenty-four hour monitoring by risk management team. In order to ensure performance, we establish and monitor financial requirements of our clearing firms. We employ more than 100 employees who use a variety of sophisticated tools to observe risk in our markets 24 hours a day, six days a week. These employees work closely with other teams across the organization in products and services, legal and market regulation as well as with our clearing firms to help our customers manage risk during periods of economic uncertainty.

Multi-billion dollar safeguards package. CME Clearing’s approximately $9.3 billion financial safeguard system (as of December 31, 2009) is designed for the benefit and protection of both clearing members and their customers and is described in more detail on page 84 of “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Credit default swaps margining. In connection with our provision of clearing services for the credit default swap market, we modified our framework to address the unique characteristics of these products. In addition to our traditional risk management procedures described above, we use a multi-factor model for margining designed to address the risk factors relating to these products.

Transaction Processing and Position Management. Our CLEARING 21 system processes reported trades and positions on a real-time basis, providing users with instantaneous information on trades, positions and risk exposure. CLEARING 21 is able to process trades in futures and options products, securities and cash instruments. CLEARING 21 can also support complex new product types. Through CLEARING 21 user interfaces, our clearing firms can electronically manage their positions, exercise options, enter transactions related to foreign exchange deliveries, manage collateral posted to meet performance bond requirements and access all of our other online applications. Together with our order routing and trade matching services, we offer straight-through electronic processing of transactions in which an order is electronically routed, matched, cleared and made available to the clearing firm’s back-office systems for further processing.

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

Generally, although most of our futures contracts are liquidated before the expiration of the contract, the underlying financial instruments or commodities for the remainder of the contracts must be delivered or cash settled. We act as the delivery agent for all contracts, ensuring timely delivery by the seller of the exact quality and quantity specified in a contract and full and timely payment by the buyer.

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

Cross-Margining and Mutual Offset Services. Cross-margining arrangements reduce capital costs for clearing firms and customers. These agreements permit an individual clearing house to recognize a clearing firm’s open positions at other participating clearing houses, and clearing firms are able to offset risks of positions held at one clearing house against those held at other participating clearing houses. This arrangement reduces collateral deposits by the clearing firm. For example, our cross-margining program with the Options Clearing Corporation, which celebrated its 20th anniversary in 2009, reduced performance bond requirements for our clearing members by an average of approximately $2.2 billion per day utilized in 2009. We have implemented cross-margining arrangements with the Fixed Income Clearing Corporation. We also previously had an arrangement with LCH.Clearnet Group for positions at the London International Financial Futures and Options Exchange Limited that were cleared through LCH.Clearnet Group. This arrangement was terminated in February 2010. In addition, our mutual offset agreement with the Singapore Exchange Limited allows a clearing firm of either exchange initiating trades in certain products on either exchange to execute after-hours trades at the other exchange in those products and then transfer them back to the originating exchange. This mutual offset arrangement enables firms to execute trades at either exchange virtually 24 hours per day.

Investment Services. In order to achieve collateral efficiencies for our clearing firms, we have established a number of collateral programs under the designation Interest Earning Facility. Under this program, our clearing firms may select from different programs to meet their individual needs. The programs are designed to enable our clearing firms to make optimal use of the demand deposit cash accounts and security accounts they have established to satisfy their performance bond requirements. We earn fee income in return for providing these value-added services to our clearing firms.

Our clearing house launched a securities lending program in 2001 using a portion of certain securities deposited to meet the proprietary performance bond requirements of our clearing firms. Under the securities lending program, we would lend a security to a third party and receive collateral in the form of cash. The majority of the cash was then invested to generate interest income. The related interest expense represented payment to the borrower of the security for the cash collateral retained during the duration of the lending transaction. Securities on loan were marked-to-market daily and compared to collateral received. In 2008, we suspended the program due to high volatility in the credit markets. We continue to monitor the credit markets on a regular basis and may restart the program when conditions are appropriate.

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

As electronic trading activity expands, we continue to provide greater match engine functionality unique to various markets, market models and product types. We have adopted a modular approach to technology development and engineered an integrated set of solutions that support multiple specialized markets. We continually monitor and upgrade our capacity requirements. Our goal is to design our systems to handle at least one-and-a-half times our historical peak transactions in our highest volume products. Significant investments in production planning, quality assurance and certification processes have enhanced our ability to expedite the delivery of the system enhancements that we develop for our customers. We continue to implement technology upgrades that provide speed and functionality enhancements. Also, our proposed transaction with BM&FBOVESPA will further expand the breadth of our technology and distribution capabilities into the global cash equities and options markets. The new platform will offer customers an integrated technology solution and we along with BM&FBOVESPA will have the ability to license the platform to other exchanges internationally.

Speed, reliability, scalability, capacity and functionality are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. In 2009, we continued our efforts to grow and enhance our electronic trading capabilities. For example, we successfully deployed additional functionality which provides an easy and intuitive interface that allows our customers to quickly enter and execute complex options strategies. Additionally, in 2009, we completed the construction of our new Globex Control Center and Technology Operations Command Center. The state-of-the-art facility brings the Globex Control Center, technology operations and all our other critical support teams together in one space at 20 South Wacker Drive. Bringing these teams and functions together will ensure efficient and coordinated communications, proactive monitoring of markets and systems, and timely incident crisis management. Among its critical capabilities, the facility provides 24-hour monitoring of our global technology infrastructure and market operations; global news and market information; and geographic mapping of incoming customer calls. We also maintain remote data facilities to provide additional system capacity and redundancy for our trading and clearing technology. Our data centers support our customer interfaces, trading and execution systems, as well as clearing and settlement operations. In 2010, our production electronic trading environment will be operational in our third data center.

The technology systems supporting our trading operations can be divided into five major categories:

Distribution	Technologies that support the ability of customers to access our trading systems from terminals through network access to our trading floor and/or electronic trading environments.
Order routing/order management	Technologies that control the flow of orders to the trading floor or electronic trading systems and that monitor the status of and modify submitted orders.
Trade matching (electronic market)	Technologies that aggregate submitted orders and electronically match buy and sell orders when their trade conditions are met.
Market data	Technologies that distribute order information to our end user customers on our market data platform.
Trading opportunities	Technologies that maximize market participants’ ability to capitalize on opportunities present in both the trading floor and electronic markets that we operate.

The CME Globex electronic trading platform includes the distribution, order routing, order management, trade matching and market data technology. CME Globex’s modularity and functionality enable us to selectively add products with unique trading characteristics onto the trading platform.

The distribution technologies we offer differentiate our platform and bring liquidity and trading volume to our execution facilities. As of December 31, 2009, we had approximately 900 direct connections with our systems for customers across the globe. Many of these customers connect through a dedicated private network that is readily available, has wide distribution and provides fast connections in the Americas, Europe and Asia. We have telecommunications hubs in Amsterdam, Dublin, London, Milan, Paris, Sao Paulo, Seoul and Singapore to respond to customer requests and reduce the cost of trading for our foreign customers. We plan to add a hub in Kuala Lumpur in the first half of 2010.

In order routing and management, we offer a range of mechanisms and were among the first U.S. derivatives exchanges to implement the FIX protocol—the standard order routing protocol used within the securities industry. In addition, our order routing and order management systems are capable of supporting multiple electronic trading match engines. This functionality gives us great latitude in the types of markets that we choose to serve. In 2009, we deployed an optimized order routing gateway that resulted in a significant reduction in CME Globex latency. We also implemented additional risk management tools for our clearing firms, including providing risk administrators with manual and automated credit controls.

Several key technology platforms and standards are used to support these activities, including fault-tolerant HP Integrity NonStop Blade Systems, IBM mainframes, Hitachi and EMC storage area networks (SAN equipment), HP servers and CISCO routers and switches for hardware. Our software vendors include Oracle and DB2 databases, LINUX, UNIX, Novell, TIBCO middleware and multi-vendor network solutions.

Our futures match engine design was based upon a computerized trading and match software known as the NSC system. During 2009, we continued the migration of our futures products from the NSC system to our internally designed options platform in connection with our enhancement of our options engine. Our options match engine was designed and built at CME with focus on the speed of matching buy and sell orders and fault tolerance for 24-hour trading. This transition to a single match engine will bring better system performance and more opportunity for combination futures/options trading, while allowing us to more easily and cost-effectively scale our system for future growth. All existing functionality is present and we expect that the migration will be relatively seamless to the end customer. During 2009, we completed the migration of our FX currency futures and equities complexes and expect to complete the migration of our remaining product suites by early 2011. We continue to work on enhancements to our match engine to build a fully-functional electronic marketplace for unique trading demands where our customers can offset their risk with as much ease as in our open outcry trading facilities.

Over the last three years we have made significant investments in market data technologies to support increased trading and messaging volumes. Enhancements include performance improvements, scalability with a new multicast distribution platform, and a FIX 5.0 compliant messaging format. These implementations benefit our customers by reducing required bandwidth and costs as well improving performance.

Clearing Technology. CLEARING 21, SPAN and CME ClearPort form the core of our clearing technology.

CLEARING 21 is a system for high-volume, high-capacity clearing and settlement of exchange-based transactions. The system offers clearing firms improved efficiency and reduced costs. CLEARING 21’s modular design gives us the ability to rapidly introduce new products. The software can be customized to meet the unique needs of specialized markets.

Our SPAN system is a highly sophisticated methodology that calculates performance bond requirements by analyzing the “what-ifs” of virtually any market scenario. Developed and implemented in 1988 by CME, SPAN was the first system ever to calculate performance bond requirements exclusively on the basis of overall portfolio risk at both the clearing firm and customer level. In the years since its inception, SPAN has become the industry standard for portfolio risk assessment. It is the official performance bond (margin) mechanism of approximately 50 registered exchanges, clearing organizations, service bureaus and regulatory agencies throughout the world.

CME ClearPort is our flexible, internet-based system that provides clearing services of over-the-counter transactions. The system lets market participants take advantage of the financial depth and security of our clearing house. Through this technology, customers can conduct their own transactions, negotiate their own prices and still take advantage of our central counterparty clearing.

Building Services

Following our mergers with CBOT Holdings and NYMEX Holdings, we now own and manage real estate, with approximately 1.5 million square feet of commercial space in the central business district of Chicago and approximately 500,000 square feet in downtown New York City. As of December 31, 2009, our real estate was approximately 94% occupied, with nearly 38% of the total space used by us. In the second quarter of 2009, we completed consolidation of the NYMEX and COMEX trading floors located at One North End Avenue in New York City.

Tenants pay market rates for rent. The majority of tenant leases have terms of one to five years, with large tenants generally having leases for up to fifteen years. As of December 31, 2009, the largest tenant in Chicago, other than us, leased approximately 9% of the total area and the next five largest tenants leased about 14% of the total area. In New York City, the largest tenant leased approximately 12% of the total area. We manage both the real estate and the general services relating to our real estate such as cleaning, power and telephone services. Building services generated about 1% of our total revenues in 2009.

Business Continuity Planning

We continue to strengthen and upgrade our disaster recovery facilities and capabilities. We have dedicated significant resources to improve our continuity planning. For example, our disaster recovery infrastructure and activities include:

•	Formal disaster recovery testing conducted twice a year at each of our data centers.

•	Network disaster recovery testing conducted monthly.

•	Participation in an annual industry-wide disaster recovery test sponsored by the Futures Industry Association.

•	Bi-annual functional exercises utilizing remote access to our systems with employees responsible for our critical business unit procedures.

Additionally, in order to ensure proper coordination during a potential crisis, we have established relationships with the local business community, law enforcement, and local and regional governmental emergency agencies as well as our regulators.

In 2010, our production electronic trading environment will be operational in our third data center, further enhancing our disaster recovery facilities.

Strategic Relationships

We continually review our growth strategy and whether it is in the interests of our shareholders to engage in discussions with other parties regarding various strategic acquisitions, partnerships, divestitures and other arrangements and alliances. The following is a summary of our key strategic relationships:

BM&FBOVESPA. To increase liquidity and expand the international market for our customers, we have established a partnership with BM&FBOVESPA, the leading exchange in Latin America. Pursuant to an order routing agreement, its products can be traded by participants connected to our CME Globex platform, and our products can be traded by participants connected to BM&FBOVESPA’s Global Trading System platform. We currently own an equity stake of approximately 5% in BM&FBOVESPA and it owns an equity stake of approximately 1.8% in us. On February 11, 2010, we announced a non-binding letter of intent with BM&FBOVESPA to expand our existing strategic partnership to develop a new multi-asset class electronic trading platform that will be deployed by BM&FBOVESPA for use in its own cash equities and derivatives markets, and both of us will have the ability to license the platform to other exchanges internationally. The new platform will offer customers an integrated technology solution for global derivatives and non-U.S. equities trading. We have agreed to an exclusive negotiation period to enter into definitive agreements. Development of the new system will begin immediately and is expected to launch in early 2011. As part of the expanded partnership, BM&FBOVESPA will increase its ownership interest in us to 5%, the same approximate stake we currently have in BM&FBOVESPA. Consummation of the transaction is subject to the negotiation of definitive agreements, approval by the regulators, completion of customary closing conditions and BM&FBOVESPA shareholder approval. In connection with the proposed transaction, our board authorized a plan to repurchase up to 2.35 million shares of our Class A common stock. We also agreed to nominate a senior representative of BM&FBOVESPA to our board in connection with the closing of the transaction.

Bursa Malaysia Derivatives. In 2009, we acquired a 25% equity stake in Bursa Malaysia Derivatives and also entered into a trade matching services agreement and a product licensing agreement. Pursuant to these agreements, we will provide CME Globex services to Bursa Malaysia for all of its derivatives products. We also will have the right to use its crude palm oil futures settlement prices to develop our own U.S. dollar denominated contract. An additional telecommunications hub is planned for Kuala Lumpur in the first half of 2010. The partnership will also further enhance our globalization efforts by facilitating our customers’ access to its important markets and will increase our presence in Asia.

Dubai Mercantile Exchange. We own an approximate 28% interest in the Dubai Mercantile Exchange. In February 2009, DME futures contracts became exclusively traded electronically on our CME Globex platform. The listing of the DME Oman crude oil futures contract on CME Globex further enhances the value proposition of DME as they seek to establish Oman crude oil—which is currently used to establish the pricing of oil shipped from Oman and Dubai—as the leading world benchmark for pricing East of Suez crude oil shipments.

Green Exchange Venture. Green Exchange Holdings LLC is a joint venture among CME and a consortium of banks and brokers. The Green Exchange venture plans to take over a number of products currently listed on NYMEX once it receives regulatory approval to operate as a designated contract market. Current products listed on NYMEX include futures and options on European Union Allowances, carbon allowances tied to the Regional Greenhouse Gas Initiative, and other greenhouse gas markets.

Korea Exchange. In 2008, we finalized our five-year agreement with the Korea Exchange to list the KOSPI 200 futures contract on CME Globex during after-hours trading in Korea. Trading began in November 2009. As part of the agreement, we created a telecommunications hub in Seoul. We are also committed to pursue with the Korea Exchange a potential bi-directional order routing initiative that would be modeled after our arrangement with BM&FBOVESPA.

Singapore Exchange Limited. In October 2006, we renewed our mutual offset agreement with the Singapore Exchange for an additional three-year term with automatic renewals for one year each unless terminated by either party. The current term is through October 2010. This relationship, which has been in effect since 1984, allows a clearing firm of either exchange initiating trades in certain products on either exchange to execute after-hours trades at the other exchange in those products, then transfer them back to the originating exchange.

As a result of our merger with CBOT Holdings, we also list the products of the Minneapolis Grain Exchange and the Kansas City Board of Trade on the CME Globex platform and act as their sole distributor of market data.

Marketing Programs and Advertising

Our marketing programs align our core business objectives and product line goals with positioning, messaging and customer targeting strategies designed to increase awareness and use of our products and services. The marketing strategy and tactics include conducting market research to gather customer insight, and the implementation of our marketing campaigns, which may include online and print advertising, direct marketing, tradeshows and customer events, public relations, online marketing and educational programs.

Our marketing programs primarily target institutional customers and, to a lesser extent, individual traders. Our marketing programs for institutional customers aim to inform traders, portfolio managers, corporate treasurers and other market professionals about new products and services, and important uses of our products, such as innovative hedging and risk management strategies. We also strive to educate these users about changes in product design, performance bond requirements and new clearing services. We participate in major domestic and international trade shows and seminars regarding futures contracts and options on futures contracts, and over-the-counter clearing solutions and other derivatives products. In addition, we sponsor educational workshops and marketing events designed to educate market users about our products. Through these relationships and programs, we attempt to understand the needs of our customer base and use information provided by them to drive our product development efforts.

Our advertising strategies seek to increase awareness and strengthen perceptions of CME Group among our institutional and retail customers, as well as support an increase in our trading volume. In light of the recent financial crisis, we created an integrated and targeted marketing program to highlight the benefits of our central counterparty clearing model and our financial safeguards package. The campaign included print advertising, online marketing and educational programs. Additionally, in November 2009, we hosted our second annual Global Financial Leadership Conference, where participants had an opportunity to interact with some of the world’s leaders in business, finance and politics to discuss emerging geopolitical trends and debate critical economic issues. We were privileged to have Paul Volcker, chairman of the White House Economic Recovery Advisory Board and former chairman of the Federal Reserve, and Fareed Zakaria, editor of Newsweek International, columnist and CNN host, as our keynote speakers.

Our primary method of advertising has been through print media, utilizing trade magazines and newsletters as well as business publications such as the Wall Street Journal, Financial Times and Barron’s. However, we also use online, television sponsorship and other direct advertisements to reach our target audiences.

Our targeted marketing program includes corporate and product brochures designed to communicate the depth and breadth of our capabilities; our annual report to shareholders, designed to showcase how key customers globally use our products to mitigate risk, in addition to presenting an overview of our financial results; and CME Group Magazine, a quarterly publication; designed to keep our customers up to date on developments that can enhance their successful participation in the derivatives industry. The magazine features customer case histories, new product information, technology updates, trend stories and news briefs and is made available on our Web site.

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

Over the past few years there have been significant changes in the industry’s landscape as a result of the wave of consolidation and increased competition. At the end of 2009, there were approximately 55 futures exchanges located in approximately 30 countries, including 7 exchanges in the United States. Additionally, there has been an increase in activity among derivative dealers, banks and other entities to form competing exchanges. In 2007, a consortium of 12 financial institutions formed an exchange, Electronic Liquidity Exchange (ELX), which began trading in July 2009. ELX’s initial product line included electronic trading in U.S. Treasury futures in the two-, five-, and ten-year notes and thirty-year bond contracts in competition with CBOT’s treasury complex. Recently, ELX requested that the CFTC compel CBOT to accept certain non-competitive trades as a means to permit two customers, with equal and opposite positions at CBOT, to transfer those positions to ELX. We believe that such transactions would violate the CEA and are prohibited by CBOT rules. At this time, the CFTC has not required us to take any action or modify our existing rules. We expect the CFTC to review the ELX request. We also face competition from IntercontinentalExchange’s (ICE) energy index, natural gas, credit default swaps, equity index, foreign exchange and other products. New entrants into our industry may increase competitive pressure on us.

Because equity futures contracts are alternatives to underlying stocks and a variety of equity option and other contracts provide an alternative means of obtaining exposure to the equity markets, we also compete with NYSE Euronext and other securities and options exchanges, dealer markets and alternative trading systems in this product line, as well as with ICE in connection with its futures and options on futures contracts based on the Russell indexes.

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

Competition in our Transaction Processing Business

In addition to the competition we face in our derivatives business, we face a number of competitors in our transaction processing and other business services. In the past few years, there has been increased competition in the provision of clearing services. We compete with other derivatives exchanges that provide clearing services. ICE has its own clearing operations which are comprised of five separate regulated clearing houses across the U.S., Europe and Canada. In March 2009, ICE Trust, which provides clearing services for the credit default swap market, acquired The Clearing Corporation. Prior to its acquisition, The Clearing Corporation was one of the oldest independent clearing houses. Additionally, the Options Clearing Corporation provides clearing services for commodity futures, commodity options and security futures, including products listed by ELX. In June 2009, NYSE Euronext and The Depository Trust & Clearing Corporation announced the creation of a new clearing house for the clearing of fixed-income securities. We believe that other exchanges may also undertake to provide clearing services.

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

We are extensively regulated by the CFTC. In light of the widespread financial and economic difficulties, particularly acute in the latter half of 2008 and early 2009, there have been many calls for a restructuring of the regulation of financial markets. As a result, various legislative proposals are currently circulating in Congress regarding regulatory reform in the futures and the over-the-counter derivatives markets. These proposals are designed to

•	reduce systematic risk by mandating central clearing and exchange trading of derivatives;

•	increase transparency and price discovery; and

•	prevent fraud and market manipulation.

We cannot predict what the final regulations will be or what impact they may have on our business. Among other things, the proposed legislation includes restrictions on speculative trading by means of hard position limits and limitations on hedge exemptions as well as provisions permitting the CFTC to adopt a more rules-based approach rather than our current principles-based approach under the CFTC regulatory regime. The CFTC has also recently issued proposed rules for comment which would establish federally-set position limits for certain energy commodities as well as limit hedge exemptions for specified participants. To the extent the regulatory environment is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.

The CFMA amended the CEA in 2000 and created the current principles-based regulatory approach. For regulated markets, the CFMA codified a three-tiered regulatory structure for the trading of derivatives that distinguishes among markets based on the types of contracts traded and the sophistication of the market participants. The CFMA generally requires that contract markets, such as our primary exchanges (CME, CBOT, NYMEX and COMEX), register with the CFTC and establish their compliance with 18 core principles: overall compliance with the principles; rule compliance and enforcement; listing of contracts not readily susceptible to market manipulation; trade monitoring system; position or accountability limits; emergency authority; information availability; daily publication of trading information; contract execution; procedures for recording and safe storage of trade information; financial integrity; market participant protections; dispute resolution; fitness standards; conflict of interest management; governing board composition of mutually owned contract markets; recordkeeping; and antitrust considerations. Additionally, the CFMA generally requires that derivatives clearing organizations, like our clearing house, register with the CFTC and demonstrate their compliance with 13 core principles: financial, operational and managerial resources; member and product eligibility; risk management procedures and tools; adequate settlement procedures; treatment of customer funds; member default procedures; rule monitoring and enforcement systems; clearing system safeguards; reporting; recordkeeping; public information; information sharing; and antitrust considerations.

Under the oversight of the CFTC, our exchanges are operated as separate self-regulatory organizations. Generally this requires the promotion of market integrity; protection of investors; and enforcement of financial requirements, sales and trading practices of members. CBOT, NYMEX and COMEX outsource responsibility for trade matching, regulatory and clearing services to CME. Our integrated compliance and market surveillance functions allow detailed tracking of all trading and clearing activities. Our regulatory processes are reviewed and audited by the CFTC. The increasing utilization of electronic trading systems by traders, who are not members, from remote locations may, among other developments, impact our ability to continue the traditional form of “self-regulation” that has been an integral part of the CFTC regulatory program. Customers, including high frequency traders, who are guaranteed by a clearing firm and who agree to submit to the jurisdiction of our rules, may be granted direct access to our trading system through their clearing firms. By submitting to our jurisdiction, these customers have the same obligations to comply with our rules as our members. Recently, the securities industry has been criticized for providing its customers with unfiltered access to the market and the SEC has proposed rules that effectively prohibit such unfiltered access and require brokers to implement risk controls to protect the market. While we believe our policies and procedures, including the availability of our risk management tool offerings, address these concerns, we cannot guarantee that new regulations relating to our industry will not be imposed in the future. To the extent any future regulation makes it burdensome for these customers to access our market, they may have less incentive to trade our products and more incentive to move to an unregulated market.

Our offering to provide clearing services for credit default swaps is being made pursuant to a special exemption from the SEC which is in effect through March 31, 2010. We expect to have the exemption extended in the future. However, there is no guarantee that the SEC will continue to grant us an exemption. Without this exemption,

CME and other market participants would have to comply with extensive registration and reporting requirements, which may discourage market participants from clearing their credit default swap trades through us.

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

The proposed Presidential budget has, from time to time, included a proposal to impose a transaction tax on futures traded domestically to fund the CFTC. The recently released Presidential budget for 2011 did not include a transaction tax but did include a repeal of 60-40 tax treatment for futures transactions. This proposal also has appeared in prior Administration budget plans. These provisions effectively would eliminate the current tax treatment that allows traders to pay a blend of taxes on their gains and losses from trading futures and options with 60% at capital gains rates and 40% at ordinary tax rates. Additionally, recently proposed legislation has included a tax on certain transactions in an effort to pay for the governmental programs instituted in response to the financial crisis and to generate additional funding for job creation in light of the financial crisis. While many participants in the futures industry, including us, oppose these proposals, we cannot guarantee that such proposals will not be enacted. The imposition of any such tax would increase the cost of using our products and, consequently could adversely impact our trading volumes, revenues and profits and may also adversely impact our ability to compete on an international level. Moreover, the Administration’s proposal to repeal 60-40 tax treatment would impose a substantial increase in tax rates applicable to the individuals who are most responsible for creating liquid and efficient regulated markets.

Our Members

We operate four separate self-regulatory exchanges: CME, CBOT, NYMEX and COMEX. Members are individual traders, as well as most of the world’s largest banks, hedge funds, brokerages and investment houses. Trading on our open outcry trading floors is conducted exclusively by members in Chicago and New York City. Members can execute trades for their own accounts, for clearing firm accounts, for the accounts of other members or for the accounts of customers of clearing firms. Members who trade for their own account, including those who lease trading rights, qualify for lower transaction fees in recognition of the market liquidity that their trading activity provides. These members also benefit from market information advantages that may accrue from their proximity to activity on the trading floors. In 2009, our members were responsible for 75% of our total trading volume. As of December 31, 2009, there were approximately 140 clearing firms. Membership enables a customer to trade specific products at reduced rates and lower fees, and to trade directly from the applicable trading floor or electronically through CME Globex. Memberships can be bought, sold and leased. Our shareholder relations and membership services department maintains an auction market for trading rights at our exchanges. A customer can apply for and hold a membership at CME, CBOT, NYMEX or COMEX—depending on the products intended to be traded. Rights and privileges of membership are exchange-specific.

Applicants for membership are required to be of good moral character, reputation and business integrity. They must also have adequate financial resources and credit to assume the responsibilities and privileges of membership. All members must understand the rules and regulations of the applicable exchange and agree to abide by them. Additionally, they must comply with the provisions of the CEA and the rules and regulations issued by the CFTC. A potential member must register with the National Futures Association (NFA) either as a floor trader or floor broker if they intend to access one of our trading floors. If an individual uses the membership for the purpose of filling orders for other members or customers, they must apply to the NFA for a floor broker’s license. Our market regulation department is the investigative and enforcement arm of our exchanges with regard to exchange rules. Members who are found to have violated a rule can be subject to sanctions such as fines, trading suspensions and/or expulsion from the particular exchange.

CME Memberships

There are four divisions of membership at CME: the Chicago Mercantile Exchange (CME) division; the International Monetary Market (IMM) division; the Index and Option Market (IOM) division; and the Growth and Emerging Markets (GEM) division. Each membership division has different trading rights.

Under the terms of CME Group’s certificate of incorporation, members of the CME exchange, as Class B shareholders, have the ability to protect their rights to trade by means of special approval rights over changes to the operation of the markets and are entitled to elect six of the directors on our board, which is currently comprised of a total of 32 individuals. In particular, the certificate of incorporation grants the holders of our Class B common stock the right to approve any changes to the trading floor rights, access rights and privileges that a member has, the number of memberships in each membership class and the related number of authorized shares in each class of Class B common stock, and the eligibility requirements to exercise trading rights or privileges. Class B shareholders must approve any changes to these special rights. We are also required to maintain open outcry trading so long as certain liquidity thresholds are met. Class B shares have the same equitable interest in our earnings and receive the same dividend payments as our Class A shares.

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

Additionally, until our 2012 annual meeting of shareholders, we are required to have at least 10 CBOT directors (as defined in our bylaws) on our board and we are required to provide them with five business days’ advance notice of any change to CBOT’s rules and regulations. If a majority of the CBOT directors determine in their sole discretion that the proposed change will materially impair the business of CBOT or the business opportunities of the holders of the Class B memberships of CBOT, such change will be submitted to a committee of the board of directors of CBOT comprised of three CBOT directors and two CME directors as defined in the bylaws.

NYMEX Memberships

NYMEX memberships are represented by Class A memberships in our NYMEX subsidiary. In connection with the NYMEX Holdings merger, we made certain commitments to the NYMEX Class A members to maintain a trading floor in New York City until 2012 and thereafter so long as certain profitability and revenue thresholds are met, to limit our rights to relocate open outcry trading to Chicago for NYMEX products, in the event open outcry trading facilities for such products are no longer available on the NYMEX floor, and to maintain fee differentials for NYMEX Class A members for so long as we maintain differentials for our CME and/or CBOT members. NYMEX Class A members do not have the right to receive dividends or distributions from NYMEX.

COMEX Memberships

Memberships in COMEX are represented by COMEX division memberships in our COMEX subsidiary. There are also COMEX Option memberships. The COMEX Transaction Agreement, executed in November 2006, provides COMEX Division members with certain trading right protections as well as a commitment to provide a trading facility in New York City for so long as open outcry trading exists on the COMEX Division and for a five-year period following the expiration of the COMEX Transaction Agreement. COMEX Division members maintain certain petition rights as it relates to proposed amendments to certain COMEX by-laws and rules. In 2009, a special meeting of COMEX members was held at which time certain bylaw changes were approved, including provisions which would require us to maintain the trading floor until 2012 in exchange for amending the provisions to allow us to include the metals complex in our incentive programs and market maker programs and to allow us to provide certain fee waivers.

Subsidiaries

Substantially all of our business operations are conducted through our exchange subsidiaries: CME, CBOT, NYMEX and COMEX. The following is a summary of the activities of our other operating subsidiaries. Based on materiality, GFX, CMA, Swapstream and our real estate operations are not reportable segments and, as a result, we do not disclose segment information.

C-B-T Corporation. C-B-T Corporation manages both our owned real estate and the general services relating to this real estate such as cleaning, power and telephone services in Chicago.

CME Clearing Europe. CME Clearing Europe will be the owner of our UK clearing house which is currently awaiting approval by the Financial Services Authority (FSA).

Credit Market Analysis. In March 2008, we acquired CMA and its subsidiaries. CMA is a leading provider of credit derivatives market data designed to enhance the performance of over-the-counter credit market professionals. CMA’s real-time pricing services (CMA QuoteVision) and data services (CMA DataVision) are used by investment professionals in leading investment banks, hedge funds and asset managers worldwide. CMA entities accounted for less than 1% of our consolidated total revenues in 2009 and 2008.

GFX Corporation. GFX Corporation (GFX) was established for the purpose of maintaining and creating liquidity in our electronically traded foreign exchange futures contracts. Experienced foreign exchange traders employed by GFX buy and sell our foreign exchange contracts using our CME Globex system. They limit risk from these transactions through offsetting transactions using forward contracts and spot foreign exchange transactions with approved counterparties in the interbank market. On occasion, GFX has also engaged in the trading of Eurodollars and equity index contracts. GFX accounted for less than 1% of our consolidated total revenues in 2009, 2008 and 2007.

Swapstream. The Swapstream entities accounted for less than 1% of our consolidated total revenues in 2009, 2008 and 2007. During 2009, we began the process of winding down our Swapstream operations which we expect to be completed in 2010. Swapstream Operating Services Limited, an entity regulated by the Financial Services Authority, was renamed CME Marketing Europe Limited and will continue operations in connection with our global marketing efforts.

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

NASDAQ

We have had a licensing arrangement with NASDAQ OMX since 1996 to license the NASDAQ-100 Index and related trade names, trademarks and service marks. The license was extended and expanded in October 2003 to license us both the NASDAQ-100 Index and the NASDAQ Composite Index and in April 2005 to add the NASDAQ Biotechnology Index for trading futures and options on futures contracts that are based on the indexes. In 2008, we agreed to extend the exclusive license agreement through 2019. With respect to the NASDAQ Composite Index, NASDAQ OMX may terminate the exclusivity or the entire license on each anniversary of the agreement in October, if trading volume fails to meet certain performance criteria. During the applicable period of exclusivity, NASDAQ OMX will not grant a license to use the indexes in connection with the trading, marketing and promotion of futures contracts and options on those futures contracts that are based on an index that is exclusive to us. We pay per trade fees to NASDAQ OMX under the license. We have a right of first refusal for new indexes that are licensed for futures products where the index is substantially equivalent to an index licensed to us or is a subset of an index licensed to us.

Dow Jones License Agreement

We have a licensing agreement with Dow Jones to license certain Dow Jones stock indexes and the related trade names, trademarks and service marks in connection with the creation, marketing, trading, clearing and promoting of futures contracts and/or options on futures contracts that are based upon such Dow Jones stock indexes. Our license of the Dow Jones Composite Index, the Dow Jones Industrial Average Index, the Dow Jones Transportation Average Index and the Dow Jones Utility Average Index is exclusive, and non-exclusive for the Dow Jones U.S. Real Estate Index. We also have a right of first refusal for new indexes developed by Dow Jones prior to December 31, 2010 and the right to sublicense our exclusive license rights under the agreement to any other exchange for the trading of futures contracts and options on futures contracts. The initial term of the agreement is through December 31, 2014. Following the initial term, the agreement shall automatically renew for a first renewal term of five years and then for successive annual renewal terms thereafter unless terminated by either party in writing prior to the end of the applicable term. In exchange for the license, we pay a per trade fee with a guaranteed annual minimum license fee and an upfront fee paid in January 2008. On February 10, 2010, we announced that we had entered into a definitive agreement with Dow Jones to create a new joint venture that will own the Dow Jones Indexes, which includes the Dow Jones Industrial Average and approximately 130,000 index properties.

British Bankers Association License and Membership Agreement

We have a licensing and membership agreement with BBA Enterprises Limited and the British Bankers’ Association for the use of its London Interbank Offered Rate to settle several of our interest rate products, including our Eurodollar contract. Pursuant to the agreement, we will also serve as an exchange associate member of the British Bankers’ Association during the term of the agreement. The license is non-transferable and non-exclusive. The initial term of the agreement is for ten years through September 2019 with automatic renewal terms of five years unless terminated by either party in writing prior to the end of the applicable term. For the license we paid an upfront fee and will pay annual fees that may be increased by the BBA subject to a cap.

Intellectual Property

We regard substantial elements of our brand name, marketing elements and logos, products, market data, software and technology as proprietary. We attempt to protect these elements by relying on trademark, service mark, copyright and trade secret laws, restrictions on disclosure and other methods. For example, with respect to trademarks, we have registered marks in numerous countries all over the world. We have filed numerous patent applications in the United States and internationally to protect our technology. In December 2006, the United States Patent and Trademark Office granted CME its first patent.

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

Employees

As of December 31, 2009, we had approximately 2,260 employees.

We consider relations with our employees to be good. We have never experienced a work stoppage. As of December 31, 2009, 14 of our employees were represented by one of the following unions:

•	Chicago Regional Council of Carpenters; and

•	International Union of Operating Engineers Local 399, AFL-CIO.

Our Executive Officers

The following are our executive officers, including a description of their business experience over the last five years. Ages are as of February 1, 2010.

Terrence A. Duffy, 51

Mr. Duffy has served as our Executive Chairman since October 2006, as our Chairman from 2002 until 2006 and has been a member of our board of directors since 1995. He also has served as President of TDA Trading, Inc. since 1981.

Craig S. Donohue, 48

Mr. Donohue has served as Chief Executive Officer and a member of our board of directors since January 2004. Mr. Donohue joined us in 1995 and since then has held various positions of increasing responsibility within the organization including Managing Director and Chief Administrative Officer; Managing Director, Business Development and Corporate/Legal Affairs of CME; and Senior Vice President and General Counsel. Mr. Donohue also serves as our representative on the board of directors of BM&FBOVESPA.

Kathleen M. Cronin, 46

Ms. Cronin has served as our Managing Director, General Counsel and Corporate Secretary since August 2003. Previously she served as Corporate Secretary and Acting General Counsel from November 2002 through August 2003. Prior to joining us, Ms. Cronin was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom from September 1989 through July 1995 and from April 1997 through November 2002.

Bryan T. Durkin, 49

Mr. Durkin assumed the position of Managing Director, Products and Services in addition to his role as our Chief Operating Officer in February 2010. Mr. Durkin has served as our Managing Director and Chief Operating Officer since July 2007. Mr. Durkin joined us in connection with the CBOT merger and he previously held a variety of leadership roles with CBOT from 1982 to 2007, most recently as Executive Vice President and Chief Operating Officer.

Phupinder Gill, 49

Mr. Gill has served as President of CME Group since July 2007. Previously he served as President and Chief Operating Officer since January 2004. Mr. Gill joined us in 1988 and has held various positions of increasing responsibility within the organization, including Managing Director and President of CME Clearing and GFX. Mr. Gill also serves as our representative on the board of Bursa Derivatives.

Julie Holzrichter, 41

Ms. Holzrichter has served as Managing Director, Global Operations since August 2007. Ms. Holzrichter rejoined us in July 2006 as our Managing Director, CME Globex Services and Technology Integration. Ms. Holzrichter previously held positions of increasing responsibility in our organization from 1986 to 2003 in trading operations.

Kevin Kometer, 45

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

James E. Parisi, 45

Mr. Parisi has served as our Chief Financial Officer and Managing Director, Finance and Corporate Development since February 2010. He has held the role of Managing Director and Chief Financial Officer since 2004. Mr. Parisi joined us in 1988 and has held positions of increasing responsibility within the organization, including Managing Director & Treasurer and Director, Planning & Finance.

Laurent Paulhac, 40

Mr. Paulhac has served as Managing Director, OTC Products and Services since September 2009. Prior to joining the company, Mr. Paulhac most recently served as Chief Executive Officer of CMA, a leading provider of credit derivatives market data acquired by CME Group in 2008, from October 2005 to September 2009. Mr. Paulhac will continue to oversee the operations of CMA until we identify his successor for the organization.

James V. Pieper, 43

Mr. Pieper has served as our Managing Director and Chief Accounting Officer since February 2010. Previously, Mr. Pieper served as Director and Controller since 2006 and as Associate Director and Assistant Controller from 2004 to 2006. Before joining CME Group in 2004, Mr. Pieper worked for Divine, Inc. as Director of Worldwide Accounting and for KPMG LLP as a Senior Manager.

Hilda Harris Piell, 42

Ms. Piell has served as Managing Director and Chief Human Resources Officer since August 2007. Previously she served as Managing Director and Senior Associate General Counsel, as Director and Associate General Counsel and as Associate Director and Assistant General Counsel since joining us in 2000.

John Pietrowicz, 45

Mr. Pietrowicz has served as our Managing Director, Business Development and Corporate Finance since February 2010. Mr. Pietrowicz joined CME Group in 2003 and since then has held various positions of increasing responsibility, including his most recent position of Managing Director and Deputy Chief Financial Officer from 2009 to 2010 and Managing Director, Corporate Finance and Treasury from 2006 to 2009.

Derek Sammann, 41

Mr. Sammann has served as Managing Director, Foreign Exchange and Interest Rate Products since February 2010. He previously served as Managing Director, Financial Products and Services since October 2009 and Managing Director, Global Head of Foreign Exchange Products since joining us in 2006. Prior to joining us, Mr. Sammann served as Managing Director, Global Head of FX Options and Structured Products at Calyon Corporate and Investment Bank in London from 2004 to 2006.

Kimberly S. Taylor, 48

Ms. Taylor has served as Managing Director and President of the Clearing House Division since January 2004 and as Managing Director, Risk Management in the Clearing House Division, from 1998 to 2003. Ms. Taylor has held a variety of positions in the Clearing House, including Vice President and Senior Director. She joined us in 1989.

Kendal Vroman, 38

Mr. Vroman has served as our Managing Director, Commodity Products, OTC Services & Information Products since February 2010. Mr. Vroman previously served as Managing Director and Chief Corporate Development Officer from March 2008 to February 2010. Mr. Vroman joined us in 2001 and, since then, held positions of increasing responsibility, including most recently as Managing Director, Corporate Development and Managing Director, Information and Technology Services.

Scot E. Warren, 46

Mr. Warren has served as our Managing Director, Equity Index Products and Index Services since February 2010. Mr. Warren previously served as our Managing Director, Equity Products since joining us in 2007. Prior to that Mr. Warren worked for Goldman Sachs as its President, Manager Trading and Business Analysis Team. Prior to Goldman Sachs, Mr. Warren managed equity and option execution and clearing businesses for ABN Amro in Chicago and was a senior consultant for Arthur Andersen & Co. for financial services firms.

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

In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the factors discussed below, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

RISKS RELATING TO OUR INDUSTRY

Our business is subject to the impact of domestic and international market and economic conditions which are beyond our control and which could significantly reduce our trading volumes and make our financial results more volatile.

Our revenue is substantially dependent on the trading volume in our markets. Our trading volume is directly affected by U.S. domestic and international factors that are beyond our control, including:

•	economic, political and geopolitical market conditions;

•	natural disasters and other catastrophes;

•	broad trends in industry and finance;

•	changes in price levels, trading volumes and volatility in the derivatives markets and in underlying fixed-income, equity, foreign exchange and commodity markets;

•	legislative and regulatory changes;

•	competition;

•	changes in government monetary policies;

•	consolidation in our customer base and within our industry; and

•	inflation.

Any one or more of these factors may contribute to reduced activity in our markets. Historically, our trading volume has tended to increase during periods of uncertainty due to increased hedging activity and needs to manage the risks associated with, or speculate on, volatility in the U.S. equity markets, fluctuations in interest rates and price changes in the foreign exchange, commodity and other markets. However, during the recent economic volatility, we have experienced decreased volume due primarily to our customers decreasing their risk exposure, stable low interest rates and the lack of available capital. As a result, period-to-period comparisons of our financial results are not necessarily meaningful. This trend as well as future economic uncertainty may result in continued decreased trading volume and a more difficult business environment for us. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.

The recent financial crisis and related market developments may adversely affect our industry, business and results of operations.

We generate revenues primarily from our clearing and transaction fees. Declines in trading volumes and market liquidity would adversely affect our business and financial condition. During late 2008 and 2009, the global financial services industry and securities markets experienced significant and adverse conditions, including significantly increased volatility, outflows of customer funds and securities, losses resulting from declining asset values, defaults on securities and reduced liquidity. As a result, many financial institutions required additional capital infusions, merged with larger and stronger institutions, became bank holding companies regulated by the Federal Reserve Bank and, in some cases, failed. As a result of this instability of the financial markets and the lack of readily available credit, commercial banks, investment banks, mutual and hedge funds and other of our customers decreased their risk exposure and trading volume. Consequently, our overall trading volume in 2009 decreased 20% from 2008 on a pro forma basis to include NYMEX trading volume for all of 2008. We also experienced a decline in subscriptions for our market data as a result of the consolidation of our customers and employee layoffs at many of our customers. If our customers further reduce their level of trading activity for any reason, including a reduction in the number of traders, reduced trading demand by their customers or a decision to curtail or cease speculative trading, our business and financial condition could be materially adversely affected.

We operate in a heavily regulated environment that imposes significant costs and competitive burdens on our business.

We are extensively regulated by the CFTC. In light of the widespread financial and economic difficulties, particularly acute in the latter half of 2008 and early 2009, there have been many calls for a restructuring of the regulation of financial markets. As a result, various legislative proposals are currently circulating in Congress regarding regulatory reform in the futures and the over-the-counter derivatives markets. These proposals are designed to

•	reduce systematic risk through central clearing and exchange trading of derivatives;

•	increase transparency and price discovery; and

•	prevent fraud and market manipulation.

We cannot predict what the final regulations will be or what impact they may have on our business. Among other things, under the pending legislation there may be restrictions on speculative trading by means of hard position limits in all contracts and limitations on hedge exemptions that could affect trading volume. In addition, future regulations could limit speculation in our markets or permit the CFTC to adopt a more rules-based approach rather than our current principles-based approach under the CFTC regulatory regime. To the extent the regulatory environment is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected. Additionally, the increasing utilization of electronic trading systems by traders, who are not members, from remote locations may, among other developments, impact our ability to continue the traditional form of “self-regulation” that has been an integral part of the CFTC regulatory program. Customers, including high frequency traders, who are guaranteed by a clearing firm and who agree to submit to the jurisdiction of our rules, may be granted direct access to our trading system through their clearing firms. By submitting to our jurisdiction, these customers have the same obligations to comply with our rules as our members. Recently, the securities industry has been criticized for providing its customers with unfiltered access to the market and the SEC has proposed rules that effectively prohibit such unfiltered access and require brokers to implement risk controls to protect the market. While we believe our policies and procedures, including the availability of our risk management tool offerings, address these concerns, we cannot guarantee that new regulations relating to our industry will not be imposed in the future. To the extent any future regulation makes it burdensome for these customers to access our market, they may have less incentive to trade our products and more incentive to move to an unregulated market.

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

The proposed Presidential budget has, from time to time, included a proposal to impose a transaction tax on futures traded domestically to fund the CFTC. The recently released Presidential budget for 2011 did not include a transaction tax but did include a repeal of 60-40 tax treatment for futures transactions. This proposal also has appeared in prior Administration budget plans. These provisions effectively would eliminate the current tax treatment that allows traders to pay a blend of taxes on their gains and losses from trading futures and options with 60% at capital gains rates and 40% at ordinary tax rates. Additionally, recently proposed legislation has included a tax on certain transactions in an effort to pay for the governmental programs instituted in response to the financial crisis and to generate additional funding for job creation in light of the financial crisis. While many participants in the futures industry, including us, oppose these proposals, we cannot guarantee that such proposals will not be enacted. The imposition of any such tax would increase the cost of using our products and, consequently could adversely impact our trading volumes, revenues and profits and may also adversely impact our ability to compete on an international level. Moreover, the Administration’s proposal to repeal 60-40 tax treatment would impose a substantial increase in tax rates applicable to the individuals who are most responsible for creating liquid and efficient regulated markets.

Some of our largest clearing firms have indicated their belief that clearing facilities should not be owned or controlled by exchanges and should be operated as utilities and not for profit. These clearing firms have sought, and may seek in the future, legislative or regulatory changes that would, if adopted, enable them to use alternative clearing services for positions established on our exchanges or to freely move open positions among clearing houses in order to take advantage of our liquidity. Even if they are not successful, these factors may cause them to limit the use of our markets.

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

The imposition in the future of regulations requiring that clearing houses establish linkages with other clearing houses whereby positions at one clearing house can be transferred to and maintained at another clearing house may have a material adverse effect on the operation of our business.

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

The derivatives, securities and financial services industries are highly competitive. We expect that competition will continue to intensify. Our current and prospective competitors, both domestically and around the world, are numerous. They include securities and securities option exchanges, futures exchanges, over-the-counter markets, clearing organizations, market data and information vendors, electronic communications networks, crossing systems and similar entities, consortia of large customers, consortia of some of our clearing firms and electronic brokerage and dealing facilities. The global derivatives industry has grown increasingly competitive. Exchanges, intermediaries, and even end users are consolidating, and over-the-counter and unregulated entities are constantly evolving. Additionally, in response to growing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. In 2007, we completed our merger with CBOT Holdings, NYSE Group completed its merger with Euronext and ICE acquired the New York Board of Trade and the Winnipeg Commodity Exchange. In 2008, we completed our acquisition of NYMEX Holdings. In March 2009, ICE acquired The Clearing Corporation, an independent clearing house owned by large derivatives dealers. In the last three years there has been a significant increase in activity among derivative dealers, banks and other entities to form competing exchanges. In 2007, a consortium of 12 financial institutions formed an exchange, ELX, to enter the futures market, which began trading in July 2009. ELX’s initial product line included electronic trading in U.S. Treasury futures in the two-, five-, and ten-year notes and thirty-year bond contracts in competition with CBOT’s treasury complex. Recently, ELX requested that the CFTC compel CBOT to accept certain non-competitive trades as a means to permit two customers, with equal and opposite positions at CBOT, to transfer those positions to ELX. We believe that such transactions would violate the CEA and are prohibited by CBOT rules. At this time, the CFTC has not required us to take any action or modify our existing rules. We expect the CFTC to review the ELX request. We also face competition from IntercontinentalExchange’s energy index, natural gas, credit default swaps, equity index, foreign exchange and other products; from NYSE Euronext and the Depository Trust & Clearing Corporation due to their creation of a new clearing house for the clearing of fixed-income derivatives; as well as the Options Clearing Corporation which provides clearing services for commodity futures, commodity options and security futures, including products listed by ELX. New entrants into our industry may increase competitive pressure on us.

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

Future changes in regulations as a result of the focus on restructuring the regulation of the financial markets or otherwise, may adversely impact our ability to compete, especially on a global basis.

Our trading volume, and consequently our revenues and profits, would be adversely affected if we are unable to retain our current customers or attract new customers to our exchange.

The success of our business depends, in part, on our ability to maintain and increase our trading volume. To do so, we must maintain and expand our product offerings, our customer base and our trade execution facilities. Our success also depends on our ability to maintain our trading volume and to offer competitive prices and services in an increasingly price sensitive business. We cannot assure you that we will be able to continue to expand our product lines, or that we will be able to retain our current customers or attract new customers. We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. As of December 31, 2009, we had approximately 140 clearing firms. One firm represented 11% and one firm represented 10% of our clearing and transaction fees revenue for the year. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. However, many of our clearing firms also engage in proprietary trading. As a result of the recent financial crisis, many of our customers have decreased the level of their proprietary trading. Additionally, a proposal from the Presidential Administration seeks to limit the ability of banks, many of which are our customers, to engage in proprietary trading. We cannot guarantee you that the discontinuation of any clearing firm would not result in our loss of customers, a loss of trading volume as a result of the consolidation of trading accounts at the acquiring firm or as a result of decreased proprietary trading. We also cannot assure you that we will not lose customers to low-cost competitors with comparable or superior products, services or trade execution facilities. If we fail to maintain our trading volume, expand our product offerings or execution facilities, or we lose a substantial number of our current customers, or a subset of customers representing a significant percentage of trading volume in a particular product line; or are unable to attract new customers, our business and revenues will be adversely affected. Furthermore, declines in trading volume due to loss of customers may negatively impact market liquidity, which could lead to further loss of trading volume.

As a financial services provider, we are subject to significant litigation risk and potential securities law liability.

Many aspects of our business involve substantial liability risks. While we generally are protected by governmental immunity for some of our market-related activities, we could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and the CFTC. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We may become subject to these claims as a result of failures or malfunctions of our systems and services we provide. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us could have a material adverse effect on our business.

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

RISKS RELATING TO OUR BUSINESS

The success of our markets will depend on our ability to complete development of and successfully implement electronic trading systems that have the functionality, performance, reliability and speed required by our customers.

The future success of our business depends in large part on our ability to create interactive electronic marketplaces in a wide range of derivatives products that have the required functionality, performance, capacity, reliability and speed to attract and retain customers. A significant portion of our overall volume is generated through electronic trading on our CME Globex electronic platform.

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

If we do not successfully enhance our electronic trading platform, or our current or potential customers do not accept it, our revenues and profits will be adversely affected. Additionally, we rely on our customers’ ability to have the necessary back office functionality to support our new products and our trading and clearing functionality. To the extent our customers are not prepared and/or lack the resources or infrastructure, the success of our new initiatives may be compromised.

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

We cannot assure you that we will not experience systems failures from power or telecommunications failure, acts of God, war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, acts of vandalism or similar occurrences. If any of our systems do not operate properly or are disabled, including as a result of system failure, employee or customer error or misuse of our systems, we could suffer financial loss, liability to customers, regulatory intervention or reputational damage that could affect demand by current and potential users of our market.

From time to time, we have experienced system errors and failures that have resulted in some customers being unable to connect to our electronic trading platform, or that resulted in erroneous reporting, such as transactions that were not authorized by any customer or reporting of filled orders as cancelled. We cannot assure you that if we experience system errors or failures in the future that they will not have a material impact on our business. Any such system failures that cause an interruption in service or decrease our responsiveness could impair our reputation, damage our brand name or have a material adverse effect on our business, financial condition and operating results.

Our status as a CFTC registrant generally requires that our trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. We constantly monitor system loads and performance and regularly implement system upgrades to handle estimated increases in trading volume. However, we cannot assure you that our estimates of future trading volume and order messaging traffic will be accurate or that our systems will always be able to accommodate actual trading volume and order messaging traffic without failure or degradation of performance. Increased CME Globex trading volume and order messaging traffic may result in connectivity problems or erroneous reports that may affect users of the platform. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, to file lawsuits against us or to cease doing business with us, or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations.

We will need to continue to upgrade, expand and increase the capacity of our systems as our business grows and we execute our business strategy. Generally, our goal is to design our systems to handle at least one-and-a-half times our peak historical transactions in our highest volume products. As volumes of transactions grow, the ability of our systems to meet this goal on an ongoing basis depends on our ability to increase our system capacity on a timely basis while maintaining system reliability. Although many of our systems are designed to accommodate additional volume and products and services without redesign or replacement, we will need to continue to make significant investments in additional hardware and software to accommodate the increases in volume of transactions and order transaction traffic and to provide processing services to third parties. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses would be adversely affected.

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

Many of our customers rely on third parties, such as independent software vendors, to provide them with front-end systems to access our CME Globex platform. While these third parties have undertaken to keep current with our enhancements and changes to our interfaces and functionality, we cannot guarantee that these third parties will continue to make the necessary monetary and time investments to keep up with our changes. In the event that these software programs do not interact with our platform seamlessly, our customers could be impacted, which could lead to a decrease in trading volume.

To the extent any of our service providers or the organizations that provide services to our customers in connection with their trading activities cease to provide these services in an efficient, cost-effective manner or fail to adequately expand their services to meet our needs, we could experience decreased trading volume, lower revenues and higher costs.

Our clearing house operations expose us to substantial credit risk of third parties and the level of soundness of our clearing firms could adversely affect us.

CME, our subsidiary, owns and operates its own clearing house, which acts as the counterparty to all trades consummated on or through our futures exchanges or on third-party exchanges for which we may provide clearing services. As a result, we have exposure to many different industries and counterparties, and we routinely guarantee transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional customers. As a result of the recent financial crisis, many financial institutions required additional capital infusions, merged with larger and stronger institutions, became bank holding companies that are regulated by the Federal Reserve Bank and, in some cases, failed. For example, during 2008, The Bear Stearns Companies, Inc., Lehman Brothers Holdings Inc. and American International Group, Inc., all of which were parent companies of clearing firms of our exchange, experienced significant financial write-downs and in some cases failed. Although none of these cases resulted in a default of a clearing firm, additional companies, including our clearing firms, may continue to encounter economic difficulties during this period of economic uncertainty.

As part of our overall growth initiatives, we have expanded our clearing services to the over-the-counter market in addition to standard futures and options on futures products, including through CME ClearPort and our credit default swap clearing initiative. The process for deriving margins and performance bonds for over-the-counter products is different and, in part, seeks to assess and capture different risks than our historical practices applied to our futures products. Although we believe that we have carefully analyzed the process for setting our financial safeguards for over-the-counter products, there is no guarantee that our risk management procedures will adequately protect us from the unique risks of these products as we have not historically provided clearing services to this market.

We also plan to launch a separate UK clearing house following receipt of regulatory approval from the Financial Services Authority. We have limited experience operating a clearing house outside of the United States. The UK clearing house will operate independently of our U.S. clearing house and will have its own guarantee fund as part of its risk management policies and procedures.

A substantial part of our working capital may be at risk if a clearing firm defaults on its obligations to our clearing house and its margin and security deposits are insufficient to meet its obligations. Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cover any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default.

The required capital and posted collateral of our clearing firms may lose value given the volatility of the market.

To become a clearing member, a firm must meet certain minimum capital requirements and must deposit a certain amount of funds with our clearing house as collateral for their trading activity. The funds used to satisfy these requirements may be cash or held in certain permissible investments, such as regulated money market mutual funds, U.S. Treasury securities and asset-backed securities. Given the level of market volatility, there is no guarantee that these investments will continue to maintain their value. To the extent a clearing firm was not in compliance with these requirements, it would be required to acquire additional funds, decrease its proprietary trading activity and/or transfer customer accounts to another clearing firm. These actions could result in a decrease in trading activity in our products.

Our market data revenues may be reduced or eliminated by decreased demand, overall economic conditions or the growth of electronic trading and electronic order entry systems. If we are unable to offset that reduction through terminal usage fees or transaction fees, we will experience a reduction in revenue.

We sell our market data to individuals and organizations that use our markets or monitor general economic conditions. Revenues from our market data totaled $331.1 million, representing 13% of our total revenues, and $279.5 million, representing 11% of our total revenues, during the years ended December 31, 2009 and 2008, respectively. A decrease in overall trading volume may also lead to a decreased demand for our market data from the market data vendors. For example, we believe that the decrease in the average number of devices for CME and CBOT market data from approximately 296,000 for 2008 to approximately 274,000 for 2009 is due primarily to cost cutting initiatives at customer firms. Additionally, electronic trading systems do not usually impose separate exchange fees for supplying market data to trading terminals. If we do not separately charge for market data supplied to trading terminals, and trading terminals with access to our markets become widely available, we could lose market data fees from those who have access to trading terminals. We will experience a reduction in our revenues if we are unable to recover that lost market data revenue through terminal usage fees or transaction fees.

A key element of our strategy is to provide transaction processing services to third parties. Our failure to identify future opportunities to provide these services will have a negative impact on our ability to grow our business.

Providing third-party transaction processing services is a key element of our strategy. Pursuant to transaction-processing agreements, we previously provided these services to NYMEX and to CBOT. Prior to our acquisition of these companies, we derived a significant amount of revenue from these service agreements. We have entered into other transaction-processing arrangements with BM&FBOVESPA, the Korea Exchange, the Dubai Mercantile Exchange and Bursa Malaysia Derivatives. We cannot assure you that such arrangements will be as profitable as our previous arrangements with NYMEX and CBOT or that we will enter into additional agreements to provide processing services in the future. Our failure to capitalize on our existing arrangements and to identify future opportunities may have a negative impact on our ability to generate additional revenues and grow our business.

We may have difficulty executing our growth strategy and maintaining our growth effectively.

We continue to focus on strategic initiatives to grow our business, including our efforts to serve the over-the-counter market as discussed in the following risk factor and to distribute our products and services on a global basis. There is no guarantee that our efforts will be successful. Continued growth will require additional investment in personnel, facilities, information technology infrastructure and financial and management systems and controls and may place a significant strain on our management and resources. We may not be successful in implementing all of the processes that are necessary to support our growth organically or, as described below, through acquisitions, investments or other strategic alliances. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with our growth, our future profitability could be adversely affected, and we may have to incur significant expenditures to address the additional operational and control requirements as a result of our growth.

There is no guarantee that our over-the-counter initiatives will be successful.

Our goal is to grow our business by expanding our clearing services and product offerings to reach the over-the-counter market. In December 2009, we initiated our pre-launch of our clearing services for the credit default swaps market. Our offering is being made pursuant to a special exemption from the SEC which is in effect through March 31, 2010. We expect to have the exemption extended in the future. However, there is no guarantee that the SEC will continue to grant us an exemption. Without this exemption, CME and other market participants would have to comply with extensive registration and reporting requirements, which may discourage market participants from clearing their credit default swap trades through us. Our strategy also includes extending our over-the-counter services into other assets classes, such as interest rates and foreign exchange, as well as enhancing our CME ClearPort functionality to support additional products. The current regulatory environment for trading and clearing over-the-counter products, including credit default swaps, is uncertain. We cannot be certain that we will be able to operate profitably in the event that future legislation or regulation adversely affects the trading of over-the-counter products or reduces the demand for our offerings. In addition, a number of market participants and exchanges have developed competing platforms and products, including IntercontinentalExchange’s offering for credit default swaps. We cannot be certain that we will be able to compete effectively or that our initiatives will be successful.

We intend to continue to explore acquisitions, investments and other strategic alliances. We may not be successful in identifying opportunities or in integrating the acquired businesses. Any such transaction may not produce the results we anticipate which could adversely affect our business and our stock price.

We intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our business and grow our company. We may make acquisitions or investments or enter into strategic partnerships, joint ventures and other alliances. The market for such transactions is highly competitive, especially in light of the increasing consolidation in our industry. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance future transactions on terms favorable to us. To the extent the trend of consolidation in our industry continues, we may encounter increased difficulties in identifying growth opportunities. We may finance future transactions by issuing additional equity and/or debt. The issuance of additional equity in connection with any future transaction could be substantially dilutive to our existing shareholders. The issuance of additional debt could increase our leverage substantially. The process of integration may also produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. To the extent we enter into joint ventures and alliances, we may experience difficulties in the development and expansion of the business of any newly formed ventures, in the exercise of influence over the activities of any ventures in which we do not have a controlling interest as well as encounter potential conflicts with our joint venture or alliance partners. We may not realize the anticipated growth and other benefits from strategic growth initiatives we have made or will make in the future which may have an adverse impact on our financial condition and operating results. As discussed below, we may also be required to take an impairment charge on our financial statements which could negatively impact our stock price.

Expansion of our operations internationally involves special challenges that we may not be able to meet, which could adversely affect our financial results.

We plan to continue to expand our operations internationally, including by establishing a UK clearing house, directly placing order entry terminals with customers outside the United States and by relying on distribution systems established by our current and future strategic alliance partners. We face certain risks inherent in doing business in international markets, particularly in the regulated derivatives exchange business. These risks include:

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

In addition, as a result of our expanding global operations, we will become subject to the laws and regulations of foreign governmental and regulatory authorities, including the Financial Services Authority in connection with our UK clearing house. These may include laws, rules and regulations relating to any aspect of the derivatives business. To date, we have had limited experience in marketing and operating our products and services internationally. We cannot assure you that we will be able to succeed in marketing our products and services in international markets. We may also experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, management of foreign exchange risk, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of our international operations and, consequently, on our business, financial condition and operating results.

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

There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. For example, in 2008 a mid-level trader at Societe Generale engaged in unauthorized trading which cost Societe approximately $7 billion and a trader at MF Global, one our clearing firms, lost approximately $140 million in connection with unauthorized trades. Misconduct by our employees and agents, including employees of GFX, our wholly-owned subsidiary that engages primarily in proprietary trading in foreign exchange futures, could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information. Misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees and agents, including our GFX employees, also may commit errors that could subject us to financial claims for negligence, as well as regulatory actions.

We may not be able to protect our intellectual property rights, which may materially harm our business.

We rely primarily on trade secret, copyright, service mark, trademark and patent law and contractual protections to protect our proprietary technology and other proprietary rights. We have filed several patent applications covering our technology in the United States and certain other jurisdictions. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. We also seek to protect our software and databases as trade secrets and under copyright law. We have copyright registrations for certain of our software, user manuals and databases. The copyright protection afforded to databases, however, is fairly limited. While the arrangement and selection of data generally are protectable, the actual data may not be, and others may be free to create databases that would perform the same function. In some cases, including for a number of our most important products, there may be no effective legal recourse against duplication by competitors. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could adversely affect our business.

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

RISKS RELATING TO AN INVESTMENT IN OUR CLASS A COMMON STOCK

Our indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations. We may still be able to incur more debt, intensifying these risks.

As of December 31, 2009, we had approximately $2.3 billion of total indebtedness and we had excess borrowing capacity for general corporate purposes under our existing facilities of approximately $0.8 billion.

Our indebtedness could have important consequences. For example, our indebtedness may:

•

require us to dedicate a significant portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue acquisitions or investments, to pay dividends and for general corporate purposes;

•	increase our vulnerability to general adverse economic conditions;

•	limit our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry;

•	place us at a competitive disadvantage against any less leveraged competitors; and

•	subject us to interest rate exposure for our variable interest rate debt, to the extent not hedged.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our debt service obligations. In addition, the agreements governing our outstanding indebtedness do not significantly limit our ability to incur additional indebtedness, which could increase the risks described above to the extent that we incur additional debt.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.

Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us. Their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, such as conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital.

Our investment in BM&FBOVESPA subjects us to investment and currency risk.

We own an interest in BM&FBOVESPA representing approximately 5% of its outstanding shares. As an exchange, its ability to maintain or expand its trading volume and operate its business is subject to the same types of risks to which we are subject. Additionally, its stock is valued in Brazilian real, which subjects us to currency risk. To mitigate our financial exposure to the currency risk of the investment, we purchased an option to hedge against fluctuations between the U.S. dollar and the Brazilian real with Lehman Brothers Special Financing Inc. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. in September 2008, our hedging arrangement was terminated and our currency exposure is no longer mitigated. There is no guarantee that our investment in BM&FBOVESPA will be profitable. Under the terms of the transaction, we may not sell our shares in BM&FBOVESPA until February 2012.

Any impairment of our goodwill and other intangible assets or investments may result in material, non-cash write downs and could have a material adverse impact on our results of operations and shareholders’ equity.

In connection with our acquisitions, including our mergers with CBOT Holdings and NYMEX Holdings, we have recorded goodwill and identifiable intangible assets. We assess goodwill and intangible assets for impairment by applying a fair value test looking at historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise. In 2008, we were required to record impairment charges in connection with our investment in BM&FBOVESPA and our Swapstream acquisition. In 2009, we also recorded impairment charges in connection with our ownership interests in IMAREX ASA and the Dubai Mercantile Exchange. We may continue to experience future events that result in impairments. The risk of impairment losses may increase to the extent our market capitalization and earnings decline. An impairment of the value of our existing goodwill and intangible assets could have a significant negative impact on our future operating results and could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our existing or future debt agreements.

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

Shareholders who own trading rights or are officers or directors of firms who own trading rights on our exchanges account for 20 of the 32 directors on our board. These shareholders may have interests that differ from or conflict with those of shareholders who are not also members. Our dependence on the trading and clearing activities of our members, combined with their rights to elect directors, may enable them to exert substantial influence over the operation of our business.

Twenty of our 32 directors on our board own or are officers or directors of firms who own trading rights on our exchange. We are dependent on the revenues from the trading and clearing activities of our members. This dependence may give them substantial influence over how we operate our business.

Many of our members and clearing firms derive a substantial portion of their income from their trading or clearing activities on or through our exchanges. In addition, trading rights on our exchanges have substantial independent value. The amount of income that members derive from their trading, brokering and clearing activities and the value of their trading rights are, in part, dependent on the fees they are charged to trade, broker, clear and access our markets and the rules and structure of our markets. As a result, holders of our Class A common stock may not have the same economic interests as our members. In addition, our members may have differing interests among themselves depending on the roles they serve in our markets, their method of trading and the products they trade. Consequently, members may advocate that we enhance and protect their clearing and trading opportunities and the value of their trading privileges over their economic interest in us.

The rights of our members, including the board representation rights of the members of our CME exchange to elect six directors and the rights described in the immediately following risk factor, could be used to influence how our business is changed or developed, including how we address competition and how we seek to grow our volume and revenue and enhance shareholder value.

Our members have been granted special rights, which protect their trading privileges, require that we maintain open outcry trading until volumes are not significant and, in the case of our Class B shareholders and CBOT members, provide them with special board representation.

Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. Additionally, our Class B shareholders, who are members of our CME exchange, are also entitled to elect six of the 32 directors on our board; even if their Class A share ownership interest is very small or non-existent. We are also required to include at least 10 CBOT directors (as defined in our bylaws) on our board until our 2012 annual meeting of shareholders and to submit changes to the rules and regulations of the CBOT exchange to the CBOT directors in advance for their review. In the event the CBOT directors determine in their sole discretion that a proposed rule change will materially impair the business of CBOT or the business opportunities of the holders of the CBOT memberships, such change must be submitted to a committee comprised of three CBOT directors and two CME directors (as defined in our bylaws). In connection with these rights, our ability to take certain actions that we may deem to be in the best interests of the company and its shareholders, including actions relating to the operation of our open outcry trading facilities and certain pricing decisions, may be limited by the rights of our members.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located at 20 South Wacker Drive, Chicago, Illinois 60606. In 2007, we entered into a new lease at 20 South Wacker Drive, which was subsequently amended to include an expansion, providing for approximately 491,000 square feet of office, lobby and support space which includes the space that previously housed our lower trading floor space. The initial term of the lease expires in 2022 with two consecutive options to extend the term for seven and ten years, respectively. The lease also includes various expansion and contraction options.

As a result of our merger with CBOT Holdings, we own three buildings located at 141 West Jackson Boulevard in Chicago, which consist of a total of approximately 1,500,000 square feet. We occupy approximately 422,000 square feet of office, trading floor and support space at this location.

In connection with our acquisition of NYMEX, we own a 16-story building in downtown New York, New York. This building, which is on land leased from the Battery Park City Authority for a term expiring in June 2069, is one of five office buildings in a complex known as the World Financial Center. The construction of the 507,000 square foot building was completed in 1997 and houses open outcry trading for NYMEX and COMEX. As of December 31, 2009, approximately 155,000 square feet was leased to third parties. Our largest tenant at this location is ICE Futures U.S., Inc. (formerly known as NYBOT).

We also lease additional office space at 550 West Washington in Chicago for approximately 222,000 square feet of office space on a phased-in basis through 2013, pursuant to a lease that expires in 2023.

We maintain back up and remote data center locations as part of our disaster recovery initiative on property owned or leased in Illinois and New York. Our third data center was added in 2009. We also lease administrative office space in Washington, D.C.; Houston, Texas; Tokyo, Japan; Hong Kong, China; Shanghai, China; and Singapore, Singapore as well as both administrative and communication equipment space in London, England.

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

NYMEX Holdings Merger Class Actions

In connection with our merger with NYMEX Holdings, two purported class action complaints were filed against the former NYMEX Holdings, the former NYMEX Holdings board of directors and CME Group in the Delaware Court of Chancery in March 2008. One action was filed on behalf of the former NYMEX Holdings’ shareholders and the other action was brought on behalf of the NYMEX Class A members. Both actions included substantially similar claims alleging, among other things, that the NYMEX Holdings board of directors breached their fiduciary duties in approving the merger agreement by exclusively negotiating a transaction with CME Group without regard to the fairness of the transaction to the NYMEX Holdings shareholders, failing to take steps to maximize shareholder value, capping the minimum price of NYMEX Holdings’ stock, failing to properly value NYMEX Holdings, making changes to NYMEX Holdings’ change of control severance plan weeks before announcing that it was engaged in discussions with CME Group, requiring the Class A members to execute a waiver and release that allegedly was coercive because it was intended to deprive them of their rights to participate in this lawsuit as well as their rights to past, present and future royalty payments under Section 311(G) of the former bylaws of NYMEX, and failing to fully disclose material information related to the merger, including financial information and information necessary to prevent statements contained in the preliminary proxy from being misleading. The complaints further alleged that CME Group aided and abetted the alleged breach of fiduciary duties. Both actions initially sought to enjoin the merger; however, plaintiffs pulled the preliminary injunction hearing from the court’s calendar in August 2008 after becoming satisfied that there had been adequate disclosures by NYMEX Holdings and CME Group. Following the withdrawal of the injunction, the plaintiffs sought damages for alleged breaches of fiduciary duties and a declaration that the waiver and release was invalid and unenforceable. In October 2008, the defendants moved to dismiss the complaints. In September 2009, the Delaware Court of Chancery granted the defendants’ motions to dismiss the complaints. The plaintiffs’ appealed the court’s decision. Subsequently, the plaintiffs agreed in December 2009 to voluntarily withdraw their appeals in exchange for our agreement to pay the court approved attorneys fees of $1.8 million.

EUREX Action

In October 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc. filed suit against CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking treble damages. In December 2003, CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. In September 2004, the judge granted CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. In March 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. In June 2005, CME and CBOT filed a motion to dismiss the complaint which was denied in August 2005. In April 2007, CME and CBOT filed two joint motions for summary judgment. We are currently awaiting the court’s decision on the motions. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

CBOE Class Action

In August 2006, CBOT Holdings and CBOT, along with a class consisting of certain CBOT full members, filed a lawsuit in the Court of Chancery of the State of Delaware against the Chicago Board Options Exchange (CBOE).

The lawsuit sought to enforce and protect the exercise right privileges (ERPs). The lawsuit alleged that these ERPs allowed CBOT’s full members who held them to become full members of CBOE and to participate on an equal basis with other members of CBOE in CBOE’s announced plans to demutualize. In June 2008, the parties reached a settlement in principle. Under the proposed settlement terms, CBOE participating Class A members would share in an aggregate of 18% of the CBOE Holdings equity through the issuance of warrants that will be converted into non-voting common stock of CBOE Holdings convertible into voting common stock upon CBOE Holdings’ initial public offering. Class A members would also be entitled to receive non-interest bearing notes for their pro rata share of $300.0 million. Participating Class B members would be paid $250,000 for each ERP owned. The settlement was approved by the court in July 2009 and was subsequently appealed in August. In December 2009, CBOE and CBOT reached a settlement with the appellants whereby the appellants would receive an aggregate of approximately $4.1 million, with CBOE and CBOT each contributing half of the settlement proceeds. On December 2, 2009, the Delaware Supreme Court dismissed all of the appeals and the case was concluded.

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

Garber

In June 2009, CME and CBOT filed a complaint against Howard Garber seeking a declaratory judgment that neither CME nor CBOT was infringing certain of Mr. Garber’s patents and that one of his patents is invalid and unenforceable. In September 2009, Technology Research Group LLC, the current owner of one of the patents at issue, filed counterclaims alleging that CME and CBOT infringe, induce or contribute to the infringement and willfully infringes its patent. Technology Research is seeking an injunction and damages no less than a reasonable royalty. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

Realtime Data

In July 2009, Realtime Data LLC filed a complaint against CME Group and other exchanges seeking a permanent injunction and damages no less than a reasonable royalty. In July 2009, Realtime filed an amended complaint and added CBOT and NYMEX along with other related companies of the other defendants. The complaint alleges that CME Group, CBOT and NYMEX infringe directly and/or indirectly four patents and further that the infringement is willful. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Class A Common Stock

Our Class A common stock is currently listed on NASDAQ under the ticker symbol “CME.” As of February 17, 2010, there were approximately 3,097 holders of record of our Class A common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on a quarterly basis, as reported on NASDAQ.

2009	High	Low	2008	High	Low
First Quarter	$264.43	$155.06	First Quarter	$686.43	$399.01
Second Quarter	346.24	215.30	Second Quarter	526.98	375.38
Third Quarter	315.00	255.00	Third Quarter	422.24	282.00
Fourth Quarter	343.67	281.61	Fourth Quarter	440.00	155.49

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

Class B shares and the associated trading rights are bought and sold through our shareholder relations and membership services department. In addition, trading rights may be leased through the department. Trading right sales are reported on our Web site. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be determined by the value of our Class A common stock. As of February 17, 2010, there were approximately 2,470 holders of record of our Class B common stock.

Dividends

The following table sets forth the dividends we paid on our Class A and Class B common stock in the last two years:

Record Date	Dividend per Share	Record Date	Dividend per Share
March 10, 2009	$1.15	March 10, 2008	$1.15
June 10, 2009	1.15	June 10, 2008	1.15
September 10, 2009	1.15	September 10, 2008	1.15
December 10, 2009	1.15	September 25, 2008	5.00	*
		December 10, 2008	1.15

*	The September 25, 2008 dividend was a special dividend.

We intend to continue to pay a regular quarterly dividend to our shareholders. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. In 2009, our dividend remained at $1.15 per share. For 2010, our quarterly dividend target is expected to remain at this level. On February 2, 2010, the board of directors declared a regular quarterly dividend of $1.15 per share payable on March 25, 2010, to shareholders of record on March 10, 2010. Assuming no changes in the number of shares outstanding, the 2010 dividend payment will total approximately $76.6 million.

The indentures governing our floating and fixed rate notes, our 364-day credit facility for $1.0 billion and our revolving credit and term loan agreement for $1.4 billion due 2011 do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company, which could indirectly affect the ability to pay dividends.

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

In addition, our 364-day revolving line of credit contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as consolidated shareholder’s equity less intangible assets (as defined in the agreement), of not less than $125 million. In the event that CME elects to increase the facility, the minimum consolidated tangible net worth test will increase ratably up to $187.5 million. CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries, including CME, in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

CME Group and its subsidiaries are also required to comply with restrictions contained in the General Corporation Laws of its state of incorporation which could also limit its (or their) ability to declare and pay dividends.

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return provided shareholders on our Class A common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group that includes IntercontinentalExchange, Inc., NYSE Euronext and The Nasdaq OMX Group Inc. as of the end of the year. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer group, and the index on December 31, 2004 and its relative performance is tracked through December 31, 2009.

The stock price performance included in this graph is not necessarily indicative of future stock price performance

	2004	2005	2006	2007	2008	2009
CME Group Inc.	$100.00	$161.83	$225.72	$305.55	$94.92	$155.95
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	286.12	445.15	545.86	206.73	217.76

Unregistered Sales of Equity Securities

On November 27, 2009, as consideration for our acquisition of a 25% equity stake in Bursa Derivatives, we issued 76,427 shares of our Class A common stock to Bursa Malaysia Berhad, its parent company. The aggregate value of the transaction was $25.1 million. The shares of Class A common stock were issued in an unregistered transaction in reliance on Section 4(2) of the Securities Act and are subject to transfer restrictions that will expire over the next four years with one fourth of the shares being released on an annual basis.

On February 26, 2008, we issued 1.2 million shares of Class A common stock to the Brazilian Mercantile & Futures Exchange valued at $631.4 million in exchange for an equity interest of approximately 10% in the Brazilian Mercantile & Futures Exchange. The shares of Class A common stock were issued in an unregistered transaction in reliance on Section 4(2) of the Securities Act. Subsequent to this investment, the Brazilian Mercantile & Futures Exchange merged with Bovespa Holdings S.A. to become BM&FBOVESPA and our equity stake was reduced to approximately 5%. Neither party may sell its equity interest in the other until February 2012 under the provisions of our agreement.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
October 1 to October 31	5	$297.57	—	$849
November 1 to November 30	—	—	—	849
December 1 to December 31	28	331.25	—	—

Total	33	326.15	—

(1)	Shares purchased consist of shares surrendered to satisfy employee tax obligations upon the vesting of restricted stock.
(2)	In June 2008, the board previously authorized a program to purchase shares of our Class A common stock with a value of up to $1.1 billion, subject to market conditions over an 18-month period. In the first quarter of 2009, we suspended the purchase of shares under the program in order to focus on paying down debt. This share buyback program expired during the month of December. On February 11, 2010, the company announced that its board had approved a plan to repurchase up to 2.35 million shares of its Class A common stock. This buyback program is not subject to an expiration period.

ITEM 6.	SELECTED FINANCIAL DATA

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

The following data includes the financial results of CBOT Holdings beginning July 13, 2007, the financial results of CMA beginning March 24, 2008, and the financial results of NYMEX Holdings beginning August 23, 2008.

	Year Ended or At December 31,
(in millions, except per share data)	2009	2008	2007	2006	2005
Income Statement Data:
Total revenues	$2,612.8	$2,561.0	$1,756.1	$1,089.9	$889.8
Operating income	1,589.1	1,582.2	1,051.9	621.5	477.5
Non-operating income (expense)	(151.6)	(334.2)	43.9	50.2	30.9
Income before income taxes	1,437.5	1,248.0	1,095.8	671.7	508.4
Net income	825.8	715.5	658.5	407.3	306.9
Earnings per common share:
Basic	$12.44	$12.18	$15.05	$11.74	$8.94
Diluted	12.41	12.13	14.93	11.60	8.81
Cash dividends per share	4.60	9.60	3.44	2.52	1.84

Balance Sheet Data:
Total assets	$35,651.0	$48,158.7	$20,306.2	$4,306.5	$3,969.4
Short-term debt	299.8	249.9	164.4	—	—
Long-term debt	2,014.7	2,966.1	—	—	—
Shareholders’ equity	19,301.0	18,688.6	12,305.6	1,519.1	1,118.7

The following table presents key statistical information on the volume of contracts traded, expressed in round turn trades, and notional value of contracts traded. The 2008 volume data includes average daily volume for NYMEX products for the period August 23 through December 31, 2008. The 2007 volume data includes average daily volume for CBOT products for the period July 13 through December 31, 2007. All amounts exclude our TRAKRS, HuRLO, Swapstream, credit default swaps and auction-traded products.

	Year Ended or At December 31,
(in thousands, except notional value)	2009	2008	2007	2006	2005
Average Daily Volume:
Product Lines:
Interest rate	4,260	6,085	7,093	3,078	2,380
Equity	2,916	3,663	2,744	1,734	1,389
Foreign exchange	624	623	569	453	334
Commodity	741	848	728	78	55
Energy	1,492	1,348	—	—	—
Metal	225	208	—	—	—

Total Average Daily Volume	10,258	12,775	11,134	5,343	4,158

Method of Trade:
Electronic	8,290	10,180	8,661	3,808	2,895
Open outcry	1,310	1,943	2,276	1,483	1,214
Privately negotiated	164	208	197	52	49
CME ClearPort	494	444	—	—	—

Total Average Daily Volume	10,258	12,775	11,134	5,343	4,158

Other Data:
Total Notional Value (in trillions)	$813	$1,227	$1,134	$824	$638
Total Trading Volume (round turn trades)	2,584,891	2,978,459	2,249,632	1,341,111	1,047,909
Open Interest at Year End (contracts)	78,031	63,049	53,981	35,107	30,083

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Recent Accounting Pronouncements: Includes an evaluation of recent accounting pronouncements and the potential impact of their future adoption on our financial results.

•	Results of Operations: Includes a discussion of our 2009, 2008 and 2007 financial results and any known events or trends which are likely to impact future results.

•	Liquidity and Capital Resources: Includes a discussion of our future cash requirements, capital resources, significant planned expenditures and financing arrangements.

On July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings). At the time of this merger, the combined company was renamed CME Group Inc. (CME Group). On March 23, 2008, CME Group acquired Credit Market Analysis Ltd., a private company incorporated in the United Kingdom, and its wholly-owned subsidiaries (collectively, CMA). On August 22, 2008, NYMEX Holdings, Inc. (NYMEX Holdings) merged with CME Group. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of the former CBOT Holdings beginning July 13, 2007, the financial results of CMA beginning March 24, 2008, and the financial results of the former NYMEX Holdings beginning August 23, 2008.

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

We are a global exchange with customer access available virtually all over the world. Our customers consist of professional traders, financial institutions, individual and institutional investors, major corporations, manufacturers, producers and governments. Customers include both members of the exchange and non-members.

We offer our customers the opportunity to trade futures contracts and options on futures contracts on a range of products including those based on interest rates, equities, foreign exchange, commodities, energy, and metals.

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

Our clearing house clears, settles and guarantees every futures and options contract traded through our exchange, in addition to over-the-counter products cleared through CME ClearPort. Our clearing house performance guarantee is an important function of our business. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing house as the counterparty to every transaction allows our customers to establish a position with one party and then to offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for performance bond efficiencies.

To ensure performance of counterparties, we establish and monitor financial requirements for our clearing firms and mark-to-market their positions typically twice a day. We also set minimum performance bond requirements for our traded products, over-the-counter products and cleared credit default swaps. In the unlikely event of a payment default by a clearing firm, we would first apply assets of that clearing firm to cover its payment obligation. These assets include security deposits, performance bonds and any other available assets, such as the proceeds from the sale of pledged Class A and Class B common stock and associated trading rights of the clearing firm at our exchange that are owned by or assigned to the clearing firm. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the exchange by the parent company of a clearing firm. Thereafter, if the payment default remains unsatisfied, we would use, in order, CME’s surplus funds, security deposits of other clearing firms and funds collected through an assessment against all other solvent clearing firms to satisfy the deficit.

Industry Trends

Economic Environment. Our markets provide an effective and transparent means for our customers to manage risk despite the economic downturn. We have experienced a decline in trading activity in the markets in which we participate due to ongoing instability in the financial markets, a decrease in the availability of credit and a decline in assets under management. Our goal is to continue to maintain quality products and services in support of our customers while they operate within the current economic environment.

Competitive Environment. The industry in which we operate is highly competitive and we expect competition to continue to intensify. We encounter competition in all aspects of our business, including from entities having substantially greater capital and resources and offering a wider range of products and services and some operating under a different and possibly less stringent regulatory regime. We now face competition from other futures, securities and securities option exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large market participants; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and others.

Regulatory Environment. Our operations as a futures exchange have historically been subject to extensive regulation. In light of widespread difficulties across the economy, particularly acute in the latter half of 2008 and early 2009, there have been many calls for a restructuring of the regulation of financial markets. As a result, various legislative proposals are currently circulating in Congress outlining regulatory reform in the futures and over-the-counter derivatives markets. We cannot predict what the final regulations will be or what impact they may have on our business. To the extent the regulatory environment is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.

Business Strategy

Our strategy is directed towards leveraging our benchmark products, clearing and trading technologies, the benefits derived from our integrated clearing house as well as our scalable infrastructure. We strive to capitalize on opportunities created by increased market awareness and acceptance of derivatives, increased price volatility, technological advances and the increasing need for counterparty risk mitigation and clearing services. This strategy allows us to continue to develop into a more broadly diversified financial exchange that provides trading and clearing solutions across a wide range of products and asset classes. We believe that we can build on our competitive strengths by implementing the following strategies:

•	Grow our core business through diversification of our customer base and extension of our current product lines;

•	Globalize our business by targeting international customers through strategic investments and by leveraging our diverse product offerings; and

•	Serve the over-the-counter markets through the continued development of products and services and by exploring opportunities for acquisitions, alliances and commercial agreements.

Primary Sources of Revenue

Clearing and transaction fees. A majority of our revenue is derived from clearing and transaction fees, which include electronic trading fees, surcharges for privately-negotiated transactions and other volume-related charges for contracts executed through our trading venues. Because clearing and transaction fees are assessed on a per-contract basis, revenues and profitability fluctuate with changes in trading volume. In addition to the industry trends noted earlier, our revenues and trading volume tend to increase during periods of economic and geopolitical uncertainty. This is because our customers seek to manage their exposure to, or speculate on, the market volatility resulting from uncertainty. However, in 2008 and 2009, we believe the extreme volatility and the decoupling of related markets have reduced customers’ ability to assume and maintain positions, which has resulted in a decrease in volume. In addition, our volume can be seasonal, and historically, we have experienced higher sequential volume during the first and second quarters followed by decreases in the third and fourth quarters of the calendar year. However, these patterns may be altered by the impact of economic and political events, the launch of new products, mergers and acquisitions as well as other factors.

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

As a result of their rate structure, Total Return Asset Contracts (TRAKRS), Swapstream products, Hurricane Risk Landfall Option (HuRLO) contracts and auction-traded products are excluded from disclosures of trading volume and average rate per contract in this discussion and analysis. Clearing and transaction fees on these products are immaterial relative to our other products. TRAKRS are exchange-traded non-traditional futures contracts that trade electronically on the CME Globex electronic platform. Auction-traded products, which included CME economic derivatives, were previously traded through July 2007. Swapstream products were previously traded through September 2008.

Product mix. We offer trading of futures and options on futures contracts on a wide-ranging set of products based on interest rates, equities, foreign exchange, commodities, energy and metals. Rates are varied by product in order to optimize revenue on existing products and support introduction of new products to encourage trading volume.

Trading venue. Our exchange is an international marketplace that brings together buyers and sellers mainly through our electronic trading platforms as well as through open outcry trading on our trading floors and privately negotiated transactions. Any customer guaranteed by a clearing firm and who agrees to be bound by our exchange rules is able to obtain direct access to our electronic platforms. Open outcry trading is conducted exclusively by our members, who may execute trades on behalf of customers or for themselves.

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

Processing services. To further diversify the range of services we offer, we have entered into clearing and transaction processing agreements with third parties. Prior to our merger with NYMEX Holdings in August 2008, we collected fees for listing energy and metal futures products on the CME Globex platform. Prior to our merger with CBOT Holdings in July 2007, we collected fees for clearing services for CBOT products. Our processing services revenues with NYMEX and CBOT ended upon the completion of our mergers with each entity. Additionally, we provided clearing and risk management services for trades executed at FXMarketSpace Limited (FXMS), our joint venture with Thomson Reuters Group PLC (Reuters), beginning in 2007 until FXMS terminated operations in the fourth quarter of 2008.

Other sources. Other sources of revenue include access and communication fees and revenue from various services related to our operations.

•

Access and communication fees are the connectivity charges to customers of the CME Globex platform to our market data vendors and to direct market data customers as well as charges to members and clearing firms that utilize our various telecommunications networks and communications services. Access fee revenue varies depending on the type of connection provided to customers. Revenue from communication fees is largely dependent on open outcry trading, as a significant portion relates to telecommunications on our trading floors.

•

Other revenues include rent charged to third party tenants as well as ancillary charges for utilities, parking and miscellaneous services provided to tenants. We maintain three commercial buildings in Chicago’s central business district. The retail and office space is rented primarily to third party tenants, including exchange customers. As part of our merger with NYMEX Holdings, we also acquired office space in New York City that is rented to third party tenants. All tenants pay market rates for rent. Revenues related to our real estate operations are generally affected by market rental rates, lease renewals and business conditions in the financial services industry in which most of our tenants operate.

Additionally, other revenues include fees for administrating our Interest Earnings Facility (IEF) program, trade order routing, and various services to members and clearing firms. We offer clearing firms the opportunity to invest cash performance bonds in our various IEF offerings. These clearing firms receive interest income, and we receive a fee based on total funds on deposit. In addition, other revenues include trading gains and losses generated by GFX Corporation (GFX), our wholly-owned subsidiary that trades primarily in foreign exchange futures contracts to enhance liquidity in our electronic markets for these products.

Primary Expenses

Most of our expenses do not vary directly with changes in our trading volume, except licensing and other fee agreements and the majority of our employee bonuses.

Compensation and benefits. Compensation and benefits expense is our most significant expense and includes employee wages, bonuses, stock-based compensation, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our work force. The expense associated with our bonus and stock-based compensation plans can also have a significant impact on this expense category and may vary from year to year.

The bonus component of our compensation and benefits expense is based on our financial performance. Under the performance criteria of our annual incentive plans, the bonus funded under the plans would be the “target” level if we achieve the cash earnings target established by the compensation committee of our board of directors. Cash earnings are defined as net income less capital expenditures and exclude tax-effected amortization of purchased intangibles, depreciation and amortization expense, tax-effected stock-based compensation expense, valuation losses on investments, tax adjustments and net interest income (expense). Under the plan, if our actual cash earnings equal 80% of the established target for a given year, the bonus will be reduced by approximately 50% of the target bonus amount. There will be no bonus if our cash earnings are less than 80% of the cash earnings target, other than for non-exempt employees who may receive a bonus under our discretionary bonus program. If our actual cash earnings equal 120% of the target or higher, the bonus is increased by approximately 50% from the targeted bonus amount, which is the maximum amount established by the compensation committee. If our performance is between the threshold performance level of 80% of the cash earnings target and the maximum performance level of 120% of the cash earnings target, the bonus will be calculated based on the level of performance achieved. The compensation committee may adjust the cash earnings calculation and the target level of performance for material, unplanned revenue, expense or capital expenditures to meet intermediate to long-term growth opportunities. The cash earnings calculation for bonus purposes excludes items as approved at the discretion of the compensation committee.

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

Depreciation and amortization. Depreciation and amortization expense results from the depreciation of long-lived assets purchased, as well as the amortization of purchased and internally developed software. As a result of our merger with CBOT Holdings, we acquired three commercial buildings. Depreciation and amortization on the building and building improvements as well as other furniture, fixtures and equipment acquired in the merger has been recorded since the merger closed on July 12, 2007. We also acquired a commercial building in our merger with NYMEX Holdings. Depreciation and amortization on this building and building improvements, hardware and software have been recorded since the merger closed on August 22, 2008.

Amortization of purchased intangibles. This expense primarily includes amortization of intangible assets obtained in our mergers with CBOT Holdings and NYMEX Holdings as well as other asset and business acquisitions. Intangible assets subject to amortization consist primarily of customer relationships, licensing agreements, and lease-related intangible assets.

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

•

Professional fees and outside services expense includes costs of consulting services provided for major strategic and technology initiatives as well as legal and accounting fees. This expense fluctuates primarily as a result of changes in services required to complete initiatives and legal proceedings.

•

Occupancy and building operations expense consists of costs related to leased and owned property including rent, maintenance, real estate taxes, utilities and other related costs. Our office space is located primarily in Chicago and New York City with smaller offices located in Washington, D.C., Houston, London, Tokyo, Hong Kong, Shanghai, and Singapore. Additionally, we have trading facilities in Chicago and New York City as well as data centers in various U.S. locations.

•

Licensing and other fee agreements expense consists primarily of license fees paid as a result of trading volume in equity index products, and royalty and broker rebates on metals and energy products, subsequent to the merger with NYMEX Holdings. This expense fluctuates with changes in equity index products and CME ClearPort trading volumes and fee structure changes in the agreements.

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

Non-Operating Income and Expenses

Income and expenses incurred through activities outside of our core operations are considered non-operating. These activities include investments in debt and equity securities for both short-term and long-term strategic purposes and our securities lending program as well as financing activities.

•

Investment income represents income generated by short-term investment of excess cash, clearing firms’ cash performance bonds and security deposits; income and net realized gains and losses from our marketable securities; gains and losses on trading securities in our non-qualified deferred compensation plans and dividend income. Investment income is influenced by the availability of funds generated by operations, market interest rates and changes in the levels of cash performance bonds deposited by clearing firms.

•

We use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. Any ineffective or excluded portion of our hedges is recognized in earnings immediately.

•

Under the securities lending program, we lend a portion of the securities that clearing firms deposit with us and we receive collateral in the form of cash in return. The cash is invested in either bank money market mutual funds, overnight repurchase agreements, corporate debt securities or other asset-back securities to generate interest income. The balance of securities on deposit fluctuates as a result of changes in the clearing firms’ open positions and how clearing firms elect to satisfy their performance bond requirements. Securities lending interest expense represents the payment to the borrower of the security for the cash retained during the duration of the lending transaction. Net interest income from securities lending is impacted by changes in short-term interest rates and the level of demand for the securities on deposit. CME’s securities lending program has been suspended since November 2008. NYMEX’s securities lending program was terminated in June 2009.

•

Interest and other borrowing costs are associated with various short-term and long-term funding facilities. In 2007, we initiated a commercial paper program with various financial institutions to fund a tender offer to repurchase Class A common stock. In 2008, we issued short-term and long-term debt in conjunction with our merger with NYMEX Holdings. In early 2009, we refinanced part of the debt that was previously issued for the NYMEX Holdings merger. Our debt balances primarily have fixed rates or floating rates that are fixed through the use of interest rate swaps, but some debt-related costs fluctuate with the funding needs of our business.

•

Income (expense) related to our guarantee of exercise right privileges (ERPs) is a result of our merger with CBOT Holdings. Under the terms of the merger agreement, eligible holders of Chicago Board Options Exchange (CBOE) ERPs could elect to sell us their ERP for $250,000 per privilege. Eligible holders that did not elect to sell their ERPs were entitled to a maximum guaranteed payment of $250,000 from us upon resolution of the lawsuit between CBOT and CBOE. This income (expense) represents the change in estimated fair value of our guarantee during the period, which is based in part on the expected outcome of the litigation. It also includes adjustments to the value of our asset for the 159 ERPs that we hold. This litigation was resolved in December 2009.

•

Equity in losses of unconsolidated subsidiaries primarily includes losses from our investments in Dubai Mercantile Exchange (DME), FXMS, Green Exchange Holdings, LLC and OneChicago LLC (OneChicago). Our investment in DME was acquired with the assets of NYMEX Holdings as part of our merger in August 2008.

CRITICAL ACCOUNTING POLICIES

The notes to our consolidated financial statements include disclosure of our significant accounting policies. In establishing these policies within the framework of accounting principles generally accepted in the United States, management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to valuation of financial instruments, goodwill and intangible assets, derivative instruments, revenue recognition, income taxes, internal use software costs, and stock-based compensation.

Valuation of financial instruments. In January 2008, we adopted the accounting guidance on fair value measurements, which provides direction for using fair value to measure assets and liabilities by defining fair value and establishing a framework for measuring fair value. The accounting guidance on fair value measurements applies to all financial instruments that are measured and reported on a fair value basis.

The accounting guidance on fair value measurements defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

We have categorized our financial instruments measured at fair value into a three-level classification in accordance with the guidance. The hierarchy is categorized into three levels based on the reliability of inputs as follows:

•

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Assets and liabilities carried at level 1 fair value generally include U.S. Treasury and Government agency securities, equity securities listed in active markets, and investments in publicly traded mutual funds with quoted market prices.

•

Level 2—Inputs are either directly or indirectly observable and corroborated by market data or are based on quoted prices in markets that are not active. Assets and liabilities carried at level 2 fair value generally include municipal bonds, corporate debt and certain derivatives.

•

Level 3—Inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability. Generally assets and liabilities at fair value utilizing level 3 inputs include certain complex over-the-counter derivative contracts and certain other assets and liabilities with inputs that require management’s judgment.

For further discussion regarding the fair value of financial assets and liabilities, see note 24 in the notes to consolidated financial statements.

Goodwill and intangible assets. According to guidance on goodwill and other intangible assets, we review goodwill and intangible assets with indefinite lives for impairment on an annual basis and whenever events or circumstances indicate the carrying value may not be recoverable. The provisions of the guidance require that a two-step impairment test be performed on goodwill. In the first step, the fair value of each reporting unit is compared to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount, no impairment exists and we are not required to perform further testing. If the carrying amount exceeds its fair value, the second step must be performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded in an amount equal to that excess. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. Valuation techniques we use to measure fair value include the market approach and the income approach. The market approach encompasses comparable data sets within our peer group, and the income approach includes discounted cash flow measurements using a market discount rate. Our valuation techniques could yield variable results based on changes in assumptions such as the discount rate and long-term growth rate and forecasted revenue and expense.

Indefinite-lived intangible assets are assessed for impairment by comparing their fair values to their carrying values. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the difference. Intangible assets subject to amortization are also evaluated for impairment when indicated by a change in circumstances, pursuant to accounting guidance on impairments or disposal of long-lived assets. The impairment testing requires management to estimate the fair value of the assets and record an impairment loss for the excess of the carrying value over the fair value. The estimate of the fair value of all intangible assets is generally determined on the basis of discounted future cash flows. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. Such assumptions are subject to change as a result of changing economic and competitive conditions.

Derivative investments. We use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value in the consolidated balance sheets according to accounting guidance for derivative instruments and hedging activities. The guidance also requires that changes in our derivatives’ fair values be recognized in earnings, unless the instruments are accounted for as hedges. For a derivative designated as a fair value hedge, any gain or loss on the derivative is recognized in earnings in the period of change, to the extent the hedge is effective, together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. We record the effective portions of our derivative financial instruments that are designated as cash flow hedges in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. When the hedged item affects earnings, the gain or loss included in accumulated other comprehensive income (loss) is transferred to the same line in the consolidated statements of income as the hedged item. Any ineffective or excluded portion of a hedge is recognized in earnings immediately. Any realized gains and losses from hedges are classified in the consolidated statements of income consistent with the accounting treatment of the items being hedged.

Revenue recognition. Our revenue recognition policies comply with accounting guidance on revenue recognition. Our revenue is derived primarily from the clearing and transaction fees we assess on each contract executed through our trading venues and cleared through our clearing house. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched and when the trade is cleared. On occasion, the customer’s exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions in the affected accounts. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. An accrual is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The accrual is based on the historical pattern of adjustments processed as well as specific adjustment requests. Occasionally market data customers will pay for services in a lump sum payment. When these circumstances occur, revenue is recognized as services are provided.

Income taxes. Calculation of the income tax provision includes an estimate of the income taxes that will be paid for the current year as well as an estimate of income tax liabilities or benefits deferred into future years, as defined by accounting guidance on income taxes and accounting for uncertain tax positions. As required, our deferred tax assets are reviewed to determine if all assets will be realized in future periods. To the extent it is determined that some deferred tax assets may not be fully realized, the assets must be reduced by a valuation allowance. The calculation of our tax provision involves dealing with uncertainties in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other applicable tax jurisdictions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. If payment of these amounts varies from our estimate, our income tax provision would be reduced or increased at the time that determination is made. This determination may not be known for several years. Past tax audits have not resulted in tax adjustments that would result in a material change to the income tax provision in the year the audit was completed. The effective tax rate, defined as the income tax provision as a percentage of income before income taxes, will vary from year to year based on changes to tax rates and regulations. In addition, the effective tax rate will vary with changes to income that are not subject to income tax, such as municipal interest income, and changes in expenses or losses that are not deductible, such as the utilization of foreign net operating losses.

Internal use software costs. Certain costs for employees and consultants that are incurred in connection with work on development or implementation of software for our internal use are capitalized in accordance with accounting guidance for software development costs. Costs capitalized are for application development or implementation, as required by the accounting guidance, for software projects that will result in significant new functionality and that are generally expected to cost in excess of $0.5 million. The amount capitalized is determined based on the time spent by the individuals completing the eligible software-related activity and the compensation and benefits or consulting fees incurred for these activities. Projects are monitored during the development cycle to assure that they continue to meet the capitalization criteria of the accounting guidance and that the project will be completed and placed in service as intended. Any previously capitalized costs are expensed at the time a decision is made to abandon a software project. Completed internal use software projects, as well as work-in-progress projects, are included as part of property in the consolidated balance sheets. Once complete, the accumulated costs for a particular software project are amortized over the anticipated life of the software, generally three years. Costs capitalized for internal use software will vary from year to year based on our technology-related business requirements.

Stock-based compensation. We expense stock options using the fair value method under the provisions of the accounting guidance on share-based payments. We have elected the accelerated method for recognizing the expense related to stock grants. Due to this election and the vesting provisions of our stock grants, a greater percentage of the total expense is recognized in the first and second years of the vesting period than would be recorded if we used the straight-line method. We include an estimate of expected forfeitures of stock grants in our expense recognition calculations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that changes the analysis required to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This change may result in the consolidation of entities that we currently do not consolidate and requires an ongoing reassessment of the consolidation requirement. In addition, enhanced disclosures are required that will provide the readers of financial statements with more transparent information about a company’s involvement in a variable interest entity. This standard is effective for fiscal years beginning after November 15, 2009. We believe the impact of this standard’s adoption will be immaterial to our consolidated financial statements.

RESULTS OF OPERATIONS

2009 Financial Highlights

The comparability of our operating results for the periods presented is significantly impacted by our mergers with CBOT Holdings and NYMEX Holdings in July 2007 and August 2008, respectively. In the discussion and analysis that follows, we have quantified the incremental revenue or expense resulting from these transactions wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

The following summarizes significant changes in our financial performance for the periods presented.

				Year-over-Year Change
(dollars in millions, except per share data)	2009	2008	2007	2009-2008	2008-2007
Total revenues	$2,612.8	$2,561.0	$1,756.1	2%	46%
Total expenses	1,023.7	978.8	704.2	5	39
Operating margin	61%	62%	60%

Non-operating income (expense)	$(151.6)	$(334.2)	$43.9	(55)	n.m.
Effective tax rate	43%	43%	40%

Net income	$825.8	$715.5	$658.5	15	9
Diluted earnings per common share	12.41	12.13	14.93	2	(19)

Cash flows from operations	1,083.1	1,197.2	814.4	(10)	47

n.m. not meaningful

•

From 2007 to 2009, the increase in revenues was largely due to the increase in clearing and transaction fees and quotation data fees. These increases were partially offset by a decline in processing services revenues.

•	Increases in compensation and benefits, amortization of purchased intangibles and licensing and other fee agreements led to higher overall expenses from 2007 to 2009.

•

Non-operating income (expense) decreased in 2009 due to a 2008 impairment charge on our investment in BM&FBOVESPA S.A. (BM&FBOVESPA) of $274.5 million as well as impairment charges on FXMS and certain securities lending assets. This decrease in expense was partially offset by an increase in interest expense and other borrowing costs from 2007 to 2009 due to an increase in debt levels as well as 2009 impairment charges of $46.0 million related to IMAREX and DME. In addition, investment income also decreased from 2007 to 2009 due largely to a decline in rates.

•

The 2009 effective tax rate remained consistent with the prior year. An additional valuation allowance related to unrealized capital losses increased the effective tax rate in 2009. However, this increase was offset by the favorable impact of a New York City tax law change. In the third quarter of 2008, we recorded a charge for the impact of our new combined state and local tax rates, which was offset by the favorable impact of an Illinois tax law change in the first quarter of 2008 and an increase in our valuation allowance related to unrealized capital losses. Our effective tax rate increased in 2008 due primarily to the increase in our state and local tax rates as a result of our merger with NYMEX Holdings.

•	We experienced a decline in diluted earnings per share in 2008, despite improved financial performance, due to the impact of common stock issuances as a result of our mergers.

•	Cash flows from operations are strongly correlated with trading volume on a year-over-year basis.

Revenues

				Year-over-Year Change
(dollars in millions)	2009	2008	2007	2009-2008	2008-2007
Clearing and transactions fees	$2,161.9	$2,115.4	$1,427.3	2%	48%
Quotation data fees	331.1	279.5	145.1	18	93
Processing services	0.5	54.1	106.4	(99)	(49)
Access and communication fees	45.6	43.6	36.5	4	19
Other	73.7	68.4	40.8	8	68

Total Revenues	$2,612.8	$2,561.0	$1,756.1	2	46

Clearing and Transaction Fees. Revenues increased in 2009 when compared with 2008 and in 2008 when compared with 2007 largely due to the following:

Trading Volume

The following table summarizes average daily trading volume. For CBOT volume information in 2007, average daily volumes have been calculated for the period from July 13 through December 31, 2007. NYMEX product and CME ClearPort services volume in 2008 have been calculated for the period from August 23 through December 31, 2008. All amounts exclude TRAKRS, Swapstream, HuRLO contracts, credit default swaps and auction-traded products.

				Year-over-Year Change
(amounts in thousands)	2009	2008	2007	2009-2008	2008-2007
Product Line Average Daily Volume:
Interest rate	4,260	6,085	7,093	(30)%	(14)%
Equity	2,916	3,663	2,744	(20)	33
Foreign exchange	624	623	569	—	10
Commodity	741	848	728	(13)	16
Energy	1,492	1,348	—	11	n.m.
Metal	225	208	—	8	n.m.

Aggregate average daily volume	10,258	12,775	11,134	(20)	16

Average Daily Volume by Venue:
Electronic	8,290	10,180	8,661	(19)	18
Open outcry	1,310	1,943	2,276	(33)	(15)
Privately negotiated	164	208	197	(21)	5

Total exchange-traded volume	9,764	12,331	11,134	(21)	11
Total CME ClearPort	494	444	—	11	n.m.

Aggregate average daily volume	10,258	12,775	11,134	(20)	16

Electronic Volume as a Percentage of Total Volume	81%	80%	78%

n.m. not meaningful

In 2009, when compared with 2008, the decline in average daily trading volume was largely attributable to a decrease in interest rate products and equity products volume. The addition of the NYMEX product lines in 2008 largely contributed to the increase in average daily volume from 2007 to 2008. In addition, there was a significant increase in overall market volatility in the second half of 2007 and throughout 2008, which we believe contributed to the overall increase in average daily volume from 2007 to 2008, specifically within equity products. We believe the increase in market volatility during that time period was due to concerns surrounding the subprime debt market which evolved into a credit crisis in 2008. Despite the decrease in average daily volume for interest rate products in 2008 when compared with 2007, total overall interest rate product volume increased in 2008 due to the addition of the U.S. Treasury futures and options acquired through the merger with CBOT Holdings in July 2007.

In the discussion that follows, NYMEX product and CME ClearPort services volume information for the periods prior to August 23, 2008 is provided for comparative purposes only and does not correspond to revenue recognized by CME Group prior to that date. CBOT volume information for periods prior to July 13, 2007 is also provided for comparative purposes only.

Interest Rate Products

The overall decrease in interest rate volume from 2007 to 2009 was attributable to the credit crisis. We also believe the Federal Reserve Bank’s zero interest rate policy for short-term interest rates contributed to a decrease in volumes in 2009 when compared with 2008.

The following table summarizes average daily volume and changes in average daily volume relative to the prior periods for our key interest rate products.

				Year-over-Year Change
(amounts in thousands)	2009	2008	2007	2009 - 2008	2008 - 2007
Eurodollar futures	1,736	2,360	2,456	(26)%	(4)%
Eurodollar options	639	903	1,237	(29)	(27)
U.S. Treasury futures and options:
10-Year	913	1,239	1,627	(26)	(24)
5-Year	410	715	718	(43)	—
30-Year	292	427	495	(32)	(14)
2-Year	201	323	275	(38)	17

We believe that the zero interest rate policy and increased risk aversion by market participants following the credit crisis contributed to the decrease in Eurodollar futures and options from 2007 to 2009. We believe this has reduced certain customers’ ability or need to assume and maintain positions.

We believe that the overall decline in U.S. Treasury note futures and options volume from 2007 to 2009 was attributable to the credit crisis, which resulted in reduced corporate debt issuances, reduced mortgage issuances and refinancing activity, a slowdown in the U.S. Treasury cash market trading as well as the Federal Reserve Bank’s purchase of U.S. Treasury securities. The decline in 2009 when compared with 2008 was also attributable to the zero interest rate policy, which we believe reduced market participants’ need to hedge interest rate risk. In 2008, when compared with 2007, we believe the credit crisis contributed to some fixed income market participants shifting from long-term debt to short-term debt, which led to a decrease in volumes for products on the long end of the yield curve relative to products on the short end of the yield curve.

During the second half of 2009, overall interest rate product volume increased relative to the first half of 2009. We believe that improved economic conditions contributed to the increase in volume.

Equity Products

During the second half of 2007 through the first quarter of 2009, there was significant volatility in the equity markets, which we believe was attributable to concerns regarding the credit crisis. Average volatility, as measured by the CBOE Volatility Index, increased to 33% in 2008 from 18% in 2007. Average volatility decreased to 27% in the last three quarters of 2009 from 52% from the fourth quarter of 2008 through the first quarter of 2009.

Average daily volume for E-mini equity products decreased by 19% to 2.6 million contracts per day in 2009 when compared with 2008. The decline in volume was primarily attributable to the decline in E-mini S&P 500 contracts, which decreased by 12% to an average of 2.3 million contracts per day when compared with 2008. Volume for the E-mini NASDAQ-100 contracts decreased by 28% to an average of 0.3 million contracts per day when compared with 2008. We believe that the decline in E-mini S&P 500 contracts and E-mini NASDAQ-100 contracts decreased due to the decline in volatility in the second quarter through the fourth quarter of 2009 when compared with the fourth quarter of 2008 and the first quarter of 2009. In addition, the decline in volume was attributable to the termination of our license to list Russell-based contracts. Volume for the Russell-based contracts averaged 0.3 million contracts per day for January 1 through September 22, 2008.

In 2008, average daily volume for our E-mini equity products increased by 37% to 3.3 million contracts when compared with 2007. This increase included growth in E-mini S&P 500 contracts, which grew by 52% to an average of 2.6 million contracts per day when compared with 2007. We believe the growth in equity trading volume in 2008 when compared with 2007 was attributable to the increase in volatility. The increase was partially offset by the termination of our license to list Russell-based contracts. Volume for the Russell-based contracts was 0.3 million per day in 2007.

Foreign Exchange Products

The following table summarizes average daily volume and changes in average daily volume relative to the prior periods for our key foreign exchange futures and options products.

				Year-over-Year Change
(amounts in thousands)	2009	2008	2007	2009 - 2008	2008 - 2007
Euro	225	223	177	1%	26%
British pound	100	83	84	21	—
Japanese yen	93	133	125	(30)	6
Australian dollar	68	45	43	50	5
Canadian dollar	63	46	50	36	(8)

We believe that the volume for our Euro products has remained flat and the Japanese yen products has declined due to the convergence of interest rates towards zero between the European, United States and Japanese markets. The increase in volume for the British pound, Australian dollar and Canadian dollar products was attributable to a divergence between interest rates in the United States and interest rates in the British, Australian and Canadian markets. Trading volume for foreign exchange products increased in 2008 when compared with 2007 due largely to increased volatility of the U.S. dollar relative to other major currencies, particularly the euro and the Japanese yen.

Commodity Products

We believe a decrease in market volatility and decreased demand for commodities products as a result of the credit crisis caused the overall decline in volume for commodities products in 2009 when compared with 2008. We believe the credit crisis has reduced certain customers’ ability or need to assume and maintain positions.

The increase in CBOT corn and soybean products contributed to an increase in overall commodities trading volume in 2008 when compared with 2007. During 2008, volume for basic corn products increased by 17% to an average of 320,000 contracts per day. Average daily volume for basic soybean products grew by 16% to 183,000 contracts per day during 2008. We believe that the increases in volume were due primarily to changes in global supply and demand resulting in increased volatility as well as increased use of commodities as an asset class.

Energy Products

Energy products primarily consist of crude oil, natural gas, power and other energy-related exchange-traded contracts and over-the-counter contracts cleared through CME ClearPort. Average daily volume for energy contracts cleared through CME ClearPort increased by 16% to an average of 0.5 million per day in 2009 when compared with 2008, including the period prior to our merger. We believe the increase was due to market participants seeking to mitigate counterparty risk on their over-the-counter exposures through central counter party clearing.

Metal Products

Metal products generally include gold, silver and other precious and base metals. We believe metal products volume decreased by 4% to an average of 0.2 million contracts per day in 2009 when compared with 2008, including the period prior to our merger, due largely to lower volatility and decreased demand for metal products as a result of the credit crisis.

Average Rate per Contract

CBOT total volume and fees have been included beginning July 13, 2007. NYMEX total volume and fees have been included beginning August 23, 2008. All amounts in the following table exclude TRAKRS, Swapstream, HuRLO contracts, credit default swaps and auction-traded products.

				Year-over-Year Change
	2009	2008	2007	2009-2008	2008-2007
Total Volume (in millions)	2,584.9	2,978.5	2,249.6	(13)%	33%
Clearing and Transaction Fees (in millions)	$2,161.7	$2,114.7	$1,426.2	2	48
Average Rate per Contract	0.836	0.710	0.634	18	12

The average rate per contract increased in 2009 when compared with 2008 due to the addition of NYMEX products and CME ClearPort services to our existing product line, which had an average rate per contract of $1.512 and $2.051, respectively, in 2009. Additionally, the average rate per contract increased due to a lower portion of interest rate products as a percentage of total volume compared with equity products, which have a higher rate per contract. As a percentage of volume, equity products trading volume increased by 2% in 2009, while interest rate products volume decreased by 4% when compared with 2008.

During 2008, the addition of NYMEX products and ClearPort services to our existing product lines was the primary contributor to an increase in the overall rate per contract when compared with 2007 as NYMEX products and CME ClearPort average rate per contract was $1.466 and $2.062 for the period August 23 through December 31, 2008. The increase in average rate per contract when compared with 2007 was also attributable to a lower portion of CME interest rate products as a percentage of total volume compared with CME equity products, which have a higher rate per contract. As a percentage of total volume, CME equity products trading volume increased by 9% in 2008, while CME interest rate products trading volume decreased by 10% when compared with 2007. In addition, the overall increase in the average rate per contract was partially attributable to the full year impact in 2008 of the average rate per contract for CBOT products. The average rate per contract for CBOT products in 2008 was $0.712. The increase in average rate per contract during 2008 was partially offset by a decrease in the average rate per contract for the E-mini S&P futures and options because incremental volume exceeded the CME Globex fee cap.

Volume/Rate Analysis

Average rate per contract is impacted by our rate structure, which includes volume-based incentives; product mix; trading venue, and the percentage of trading volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the change in revenues attributable to changes in each is only an approximation. Using the total volume and average rate per contract data provided in the table above, we estimate that clearing and transaction fees revenue increased by $376.1 million due to the rise in average rate per contract and decreased by $329.1 million due to the decline in total volume, resulting in a net increase in revenues in 2009 of $47.0 million when compared with 2008. In 2008, we estimate that clearing and transaction fees revenue increased by $517.5 million due to an increase in total volume and increased by $171.0 million due to the increase in average rate per contract, resulting in a total increase in revenues of $688.5 million when compared with 2007.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. As of December 31, 2009, we had approximately 140 clearing firms. One firm represented 11% and one firm represented 10% of our clearing and transaction fees revenue in 2009. One firm represented 12% and one firm represented 10% of our clearing and transaction fee revenue in 2008. In 2007, one firm represented approximately 11% of clearing and transaction fees revenue. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from a particular clearing firm.

Quotation Data Fees. The increase in revenues in the periods presented were attributable to the following:

				Year-over-Year Change
(dollars in millions except monthly fee per device)	2009	2008	2007	2009-2008	2008-2007
Average estimated monthly basic device screen count	414,000	349,000	219,000	65,000	130,000
Basic device monthly fee per device	$55	$55	$50	$—	$5
Estimated increase in revenues
Due to an increase in screen counts				$43.4	$81.0
Due to an increase in monthly fee per device				—	17.7
Data feed surcharges				4.0	12.3
Vendor licensing fees				5.0	4.9
Vendor audit assessments				(2.8)	4.4

CME, CBOT and NYMEX services				49.6	120.3
CMA services				4.4	10.3

Incremental revenues of $59.2 million and $36.0 million generated from the NYMEX services in 2009 and 2008, which are included in the table above, contributed to the increase in overall revenues. In 2009, incremental revenues from NYMEX were partially offset by a decrease in CME and CBOT revenues when compared with 2008. Average basic device screen counts for existing CME and CBOT customers declined in 2009 due largely to cost-cutting initiatives at customer firms. The decrease in vendor audit assessments in 2009 was due to a $4.4 million assessment recognized in 2008 as a result of an audit of customer-reported device counts. This represented revenue that would have otherwise been recognized in prior periods. Revenues from CMA services include fees for data services provided to CMA customers subsequent to our acquisition of CMA in March 2008.

Effective January 1, 2010, all users of our basic service will pay $61 per month for each device.

The two largest resellers of our market data represented approximately 55%, 56% and 67% of our quotation data fees in 2009, 2008 and 2007, respectively. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of quotation data fees directly to us.

Processing Services. The decrease in revenues over the periods presented was attributable to the termination of our prior service agreements with CBOT and NYMEX as a result of the mergers. In 2008 and 2007, we recognized revenue of $45.7 million and $56.4 million from our trade matching agreement with NYMEX, which was terminated on August 22, 2008. Our clearing agreement with CBOT, which was terminated on July 12, 2007, generated revenues of $48.2 million in 2007. In addition, the operations of FXMS terminated in the fourth quarter of 2008. As a result, we recognized incremental revenues of $6.4 million, when compared with 2007, primarily related to fees paid by FXMS for clearing and trade matching services which would have otherwise been recognized through January 2012.

Access and Communication Fees. The increase in revenues from 2007 to 2008 was attributable to the telecommunication services provided to CBOT customers subsequent to our merger with CBOT Holdings in July 2007. The ongoing upgrade of customer bandwidth connections and expansion of our co-location program contributed to growth in revenues from 2007 through 2009. The increase in 2009 when compared with 2008 was partially offset by a decrease in trading floor-related fees resulting from the consolidation of our Chicago trading floors in mid-2008.

Other Revenues. Annual increases (decreases) in other revenues consisted primarily of the following:

	Year-over-Year Change
(in millions)	2008-2007	2009-2008
NYMEX rental income and other building-related revenues	$8.9	$4.4
Interest Earnings Facility programs	0.7	3.4
CBOT rental income and other building-related revenues	(1.1)	16.1
FXMS	(1.9)	1.1

From 2007 to 2009, the IEF programs generated additional revenues due to an increase in the average funds invested by our clearing firm members in these programs. In addition, revenues generated from CBOT’s building operations declined in 2009 as a result of a tenant termination fee recognized in the fourth quarter of 2008. Due to the termination of FXMS’s operations in the fourth quarter of 2008, we recognized additional revenues for fees paid by FXMS for billing and regulatory services. This contributed to lower revenues in 2009 and higher revenues in 2008.

Operating Expenses

				Year-over-Year Change
(in millions)	2009	2008	2007	2009-2008	2008-2007
Compensation and benefits	$351.0	$317.6	$263.3	11%	21%
Communications	47.0	52.3	43.5	(10)	20
Technology support services	46.2	59.6	50.5	(23)	18
Professional fees and outside services	85.1	71.9	53.1	18	35
Amortization of purchased intangibles	125.1	98.7	33.9	27	n.m.
Depreciation and amortization	126.3	137.3	105.7	(8)	30
Occupancy and building operations	76.3	71.4	48.2	7	48
Licensing and other fee agreements	89.2	70.3	35.6	27	97
Restructuring	5.3	4.8	8.9	11	(46)
Other	72.2	94.9	61.5	(24)	54

Total Expenses	$1,023.7	$978.8	$704.2	5	39

n.m. not meaningful

Compensation and Benefits. Annual increases (decreases) in expenses consisted primarily of the following:

	Year-over-Year Change
(in millions)	2009-2008	2008-2007
Average headcount	$24.4	$45.5
Non-qualified deferred compensation plan	12.7	(10.4)
Average salaries, benefits and employer taxes	4.0	7.3
Bonus	0.3	(6.9)
Stock-based compensation	(4.1)	14.7

•

Average headcount increased by 10% or about 200 employees in 2009 and 22% or about 380 employees in 2008. The increases resulted from the addition of approximately 400 employees in our merger with NYMEX Holdings and approximately 690 employees in our merger with CBOT Holdings, the impacts of which were partially offset by our restructuring plans. Additionally, headcount increased by 50 employees as a result of the CMA acquisition in March 2008. As of December 31, 2009, 2008 and 2007, we had approximately 2,260, 2,300 and 1,970 employees, respectively.

•

The increase in our non-qualified deferred compensation plan liability in 2009 also contributed to an increase in expenses when compared with 2008. In 2008 when compared with 2007, the decrease in our liability contributed to a decrease in expenses. These impacts do not affect net income because of an equal and offsetting change in investment income.

•

Salary increases and rising pension and healthcare costs contributed to increases in average salaries, benefits and employer taxes from 2007 to 2009. Salary increases in 2009 were largely due to staff promotions.

•

Bonus expense increased in 2009 due primarily to an increase in headcount during the year largely offset by a decline in performance relative to our 2009 cash earnings target compared with 2008 relative to our 2008 cash earnings target. The increases in expenses in 2008 were partially offset by a decrease in bonus expense due primarily to a decline in performance relative to our 2008 cash earnings target compared with 2007 relative to our 2007 cash earnings target.

•

Increases in total expense in 2009 were partially offset by a decrease in stock-based compensation due to our decision to delay annual stock grants for 2009 until the third quarter. The additional expense related to the June 2008 grant and the conversion of stock options previously granted to NYMEX Holdings’ employees partially offset the impact of this delay. Stock-based compensation increased in 2008 due primarily to the accelerated vesting of stock options previously granted to NYMEX Holdings’ employees and the full impact of the expense related to the June 2007 grant.

Communications. The elimination of costs incurred to support our CBOT metal products on e-CBOT, CBOT’s legacy electronic trading platform that was terminated as of July 2008, as well as improved network efficiencies as a result of the consolidation of trading systems and floor operations in Chicago contributed to a decline in expenses in 2009 when compared with 2008. The decrease was partially offset by incremental expenses of $3.0 million generated by NYMEX operations in 2009 when compared with 2008.

The increase in expenses in 2008 when compared with 2007 was primarily due to the costs incurred to upgrade bandwidth for customers and consolidate our trading floor operations. In addition, we incurred a full year of NYMEX communications expense during 2009.

Technology Support Services. The decreases in expenses in 2009 when compared with 2008 were largely due to the termination of maintenance and service agreements for e-CBOT in July 2008. The declines in expenses were partially offset by incremental expenses generated by NYMEX operations.

The increase in expenses in 2008 when compared with 2007 was due to increases in software and hardware maintenance contracts, including the maintenance and support of the e-CBOT electronic trading platform, and increases in software.

Professional Fees and Outside Services. Costs incurred to support various strategic initiatives, including our efforts to provide clearing services for credit default swaps and other over-the-counter products, led to growth in expenses in 2009 when compared with 2008. In addition, the increase in expenses was attributable to consulting services and other outside services associated with ongoing NYMEX operations. The increase in 2009 was partially offset by a decrease in expenses as the result of additional temporary staffing and consulting services in 2008 due to infrastructure development, product support and various strategic initiatives.

In 2008, when compared with 2007, the increases in technology-related and other professional fees, net of amounts capitalized for internally developed software, were due primarily to consulting services used to supplement our merger integration efforts as well as non-capitalizable software development costs and expenses incurred to support our strategic initiatives.

Legal fees increased in 2008 when compared with 2007 due to class action lawsuits filed in connection with the NYMEX Holdings merger. The increase in expenses was partially offset by higher legal fees in 2007 due to litigation costs related to Louisiana Municipal Police Employee’s Retirement System (LAMPERS) and CBOE proceedings resulting from our merger with CBOT Holdings, as well as the ongoing antitrust suit filed by Eurex U.S.

Amortization of Purchased Intangibles. Amortization increased from 2007 to 2009 due primarily to the amortization of intangible assets acquired in our mergers with CBOT Holdings and NYMEX Holdings, completed in July 2007 and August 2008, respectively.

Depreciation and Amortization. Declines in expenses in 2009, when compared with 2008, were attributable primarily to trading floor consolidation and systems integration in 2008 as well as capital expenditure reductions in 2009. The decreases were partially offset by incremental depreciation expense related to assets acquired in our merger with NYMEX Holdings in August 2008 and incremental depreciation expense on our new data center building that we have been depreciating since August 2009. Expenses increased in 2008 compared with 2007 due to assets acquired in our mergers with NYMEX Holdings and CBOT Holdings. In addition, we accelerated depreciation in 2008 on various CBOT technology-related and trading floor assets as well as certain NYMEX technology-related assets.

Property additions are summarized below. Technology-related assets include purchases of computers and related equipment, software, the cost of developing internal use software and the build-out of our data centers. The decrease in total property additions and technology-related assets as a percentage of total additions during 2009, when compared with 2008, was due to our efforts to reduce equipment and software purchases in 2009. This decrease was partially offset by an increase in purchases of assets associated with our new data center, which we began capitalizing in early 2008. Total additions related to our new data center for 2008 and 2009 totaled $83.6 million, including $50.2 million in 2009. The useful lives associated with the new data center range from 10 to 39 years. Increases in property additions in 2008, when compared with 2007, were due primarily to spending for the development of our new data center and the development of our Chicago office space.

				Year-over-Year Change
(dollars in millions)	2009	2008	2007	2009-2008	2008-2007
Total property additions, including landlord-funded leasehold improvements	$157.9	$200.1	$163.7	(21)%	22%
Technology-related assets as a percentage of total property additions	65%	72%	77%

Occupancy and Building Operations. Increases in expenses from 2007 to 2009 were attributable primarily to commercial real estate acquired in our merger with NYMEX Holdings. Expenses associated with the acquired property include utilities, maintenance, property taxes and insurance expenses. These increases in 2009 were partially offset by a decrease resulting from a reduction in temporary space in our Chicago headquarters.

In addition, rent expense increases in 2008, when compared with 2007, were due to additional office space in London, Hong Kong, Japan and Singapore as well as property acquired through the merger with CBOT Holdings. Additionally, the property for our new data center was purchased in 2008, resulting in increased occupancy expense.

Licensing and Other Fee Agreements. The incremental expense generated from broker rebates, royalty fees and other licensing fees on NYMEX products contributed to the increases when compared with 2008. Total broker rebates were $39.3 million and $13.6 million in 2009 and 2008, respectively. Increases in 2009 were partially offset by decreases in licensing fees for E-mini and standard equity products of $8.4 million due to declines in trading volume. Fee sharing expenses also decreased $1.2 million in 2009 when compared with 2008 due primarily to the sale of CBOT metals products in September 2008.

In 2008, higher average daily trading volume for certain licensed products and additional royalty fees and broker rebates on NYMEX products contributed to additional expenses when compared with 2007. In addition, licensing fees on E-mini S&P and on E-mini NASDAQ-100 products contributed to the increase in 2008.

Restructuring. This expense consisted primarily of severance to transitional CBOT and NYMEX employees, severance to CME employees, retention bonuses and associated payroll taxes as well as outplacement costs and post-employment healthcare subsidies. The restructuring program related to the CBOT Holdings merger was substantially complete by July 2008. The restructuring program related to the NYMEX Holdings merger was substantially complete by August 2009.

Other Expenses. Annual increases (decreases) in other expenses consisted primarily of the following:

	Year-over-Year Change
(in millions)	2009-2008	2008-2007
Goodwill impairment on Swapstream operations	$(11.9)	$11.9
Marketing, advertising and other costs due to the mergers and other strategic initiatives	(9.0)	6.3
Foreign currency transaction (gains) losses primarily related to the Brazilian real and British pound	(4.9)	3.8
CMA in-process research and development costs recorded in 2008	(3.7)	3.7
Loss on sale of CBOT metals trading products recorded in 2008	(2.8)	2.8

In addition, the company’s expense reduction efforts contributed to the decreases in expenses in 2009 when compared with 2008. The decreases in expenses in 2009 were partially offset by incremental expenses incurred as part of the NYMEX Holdings merger, increases in other state and local taxes, bank fees and litigation settlements, including the CBOE ERP settlement. In 2008, a higher level of general and administrative expenses resulting from our mergers also contributed to an increase in expenses when compared with 2007.

Non-Operating Income (Expense)

				Year-over-Year Change
(dollars in millions)	2009	2008	2007	2009-2008	2008-2007
Investment income	$28.5	$45.5	$73.2	(37)%	(38)%
Impairment of long-term investments	(46.0)	(274.5)	—	(83)	n.m.
Gains (losses) on derivative investments	—	(8.1)	(0.1)	(100)	n.m.
Securities lending interest income	2.8	38.3	121.5	(93)	(68)
Securities lending interest and other costs	(0.1)	(51.7)	(115.9)	(100)	(55)
Interest and other borrowing costs	(133.9)	(56.5)	(3.6)	137	n.m.
Guarantee of exercise rights privileges	4.3	12.8	(17.2)	(66)	175
Equity in losses of unconsolidated subsidiaries	(6.8)	(31.5)	(14.0)	(79)	125
Other income (expense)	(0.4)	(8.5)	—	(95)	n.m.

Total Non-Operating	$(151.6)	$(334.2)	$43.9	(55)	n.m.

n.m. not meaningful

Investment Income. From 2007 to 2009, investment income declined due primarily to decreases in market interest rates throughout 2008 resulting from rate reductions by the Federal Open Market Committee. The decline due to interest rates was partially offset by an increase in the invested portion of clearing firms’ cash from performance bonds and security deposits.

Annualized average rates of return and average investment balances indicated in the table below include the portion of clearing firms’ cash performance bonds and security deposits we chose to invest and other short-term investments classified as either cash and cash equivalents or marketable securities in our consolidated balance sheets. The increase in average investment balance for clearing firms’ cash during 2009, when compared with prior years, was a result of firms choosing to meet a greater proportion of their performance bond requirements with cash instead of securities. The average balance of other short-term investments is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices.

				Year-over-Year Change
(dollars in millions)	2009	2008	2007	2009-2008	2008-2007
Invested portion of clearing firms’ cash:
Annual average rate of return	0.11%	2.03%	4.42%	(1.92)%	(2.39)%
Average investment balance	$4,434.4	$416.3	$273.1	$4,018.1	$143.2

Change in income due to rate				(85.2)	(9.9)
Change in income due to balance				81.7	6.3

Other short-term investments:
Annual average rate of return	0.59%	2.87%	4.47%	(2.28)%	(1.60)%
Average investment balance	$479.9	$1,082.2	$1,290.7	$(602.3)	$(208.5)

Change in income due to rate				(10.9)	(19.3)
Change in income due to balance				(17.3)	(9.4)

The analysis presented in the table above does not include income (loss) on insurance contracts or gains (losses) on marketable securities related to our non-qualified deferred compensation plans. We recognized $4.5 million, $(8.2) million and $(2.2) million in gains (losses) on marketable securities associated with our deferred compensation plans in 2009, 2008, and 2007, respectively. We exclude the impact of the marketable securities related to our non-qualified deferred compensation plan from this analysis because gains and losses from these securities are offset by an equal amount of compensation and benefits expense.

Dividend income from our investments in BM&FBOVESPA and TMX Group Inc. stock is also excluded from the table above. Dividend income was $15.8 million and $13.3 million in 2009 and 2008, respectively. We did not earn dividend income in 2007.

Impairment of Long-Term Investments. We assess our equity investments for other-than-temporary impairment on a quarterly basis. At December 31, 2009 we determined our investment in DME was impaired due to the excess of our carrying value over the estimated fair value. As a result we recognized an impairment charge of $23.6 million. At September 30, 2009, we determined that our investment in IMAREX was impaired due to an extended and significant decline in the market price of its stock. As a result we recognized an impairment charge of $22.4 million. During 2008 we determined that our investment in BM&FBOVESPA was impaired due to an extended decline in the market price of BM&F stock. As a result we recognized an impairment loss of $274.5 million.

Gains (Losses) on Derivative Investments. The net gain (loss) on derivative investments recognized in 2008 was primarily due to the loss on a put option contract purchased to hedge our risk of changes in the fair value of BM&FBOVESPA stock resulting from foreign currency exchange rate fluctuations between the U.S. dollar and the Brazilian real. We entered into the put option with Lehman Brothers Special Financing Inc. in February 2008 and we terminated the contract in September 2008 when Lehman Brothers Holdings Inc. filed for bankruptcy.

Securities Lending Income and Expense. During 2009, CME’s securities lending program remained suspended as the high volatility in the credit markets and extreme demand for U.S. Treasury securities continued. Expenses decreased in 2008, when compared with 2007, due primarily to the curtailment, and at times suspension, of our securities lending program due to increasing volatility in the credit markets and demand for U.S. Treasury securities. This resulted in a decline in the average daily balance of funds invested in 2008 when compared with 2007. The increase in spread between the average rate earned and the average rate paid during 2008 was due to the combination of an increase in demand for U.S. Treasury securities, which affects the rate paid, and a lag effect from changing interest rates in the reinvested cash in money market funds, which affects the rate earned. The decrease in 2008 overall revenue and expense was attributable to the decline in average funds invested as well as the Federal Open Market Committee’s interest rate reductions.

				Year-over-Year Change
(dollars in billions)	2009	2008	2007	2009-2008	2008-2007
Average daily balance of funds invested	$—	$0.9	$2.3	$(0.9)	$(1.4)
Annual average rate earned	—%	3.40%	5.27%	(3.40)%	(1.87)%
Annual average rate paid	—	2.77	5.03	(2.77)	(2.26)

Net earned from securities lending	—%	0.63%	0.24%	(0.63)%	0.39%

The table above does not include activity from the NYMEX securities lending program, which closed in June 2009. Under the program, securities lending interest income and expense totaled $2.8 million and $0.4 million, respectively, for 2009. For 2008, securities lending interest income and expense totaled $6.9 million and $1.7 million, respectively. In 2008, we also recognized an impairment loss of $18.3 million on a corporate debt security held in the NYMEX securities lending portfolio.

In addition, securities lending interest expense for 2009 included a $0.3 million recovery of a $6.0 million impairment charge related to the CME securities lending program that was previously recognized in the third quarter of 2008. The table above does not include this recovery or the initial charge.

Interest and Other Borrowing Costs. The increases in interest and other borrowing costs in 2009 and 2008 were due to higher average debt levels outstanding, which were the result of debt issued in August 2008 in conjunction with the NYMEX Holdings merger. These borrowings consisted of commercial paper and short- and long-term notes. Prior to August 2008, borrowings consisted only of commercial paper.

				Year-over-Year Change
	2009	2008	2007	2009-2008	2008-2007
Weighted average borrowings outstanding (in millions)	$2,841.8	$1,296.1	$64.2	$1,545.7	$1,231.9
Weighted average effective yield	4.23%	3.58%	4.95%	0.65%	(1.37)%
Total cost of borrowing	4.76	4.30	4.98	0.46	(0.68)

Total cost of borrowing includes interest, commitment fees, discount accretion and debt issuance costs. In February 2009, we terminated our revolving bridge facility. Total debt issuance costs recognized for the bridge facility during the first quarter of 2009 were $7.6 million, including $4.6 million of accelerated costs resulting from the facility’s termination.

Guarantee of Exercise Right Privileges. Under the terms of our merger with CBOT Holdings, holders that did not elect to sell their ERPs to us were entitled to a minimum guaranteed payment of up to $250,000 upon resolution of the lawsuit between CBOT and CBOE. Our liability under the guarantee, which was recorded at fair value in other liabilities in our consolidated balance sheets, was estimated at $1.2 million and $14.0 million at December 31, 2008 and 2007, respectively. In December 2009, final approval of the settlement occurred and we reduced our liability to zero. Following the resolution of the lawsuit, we also adjusted the value of the 159 ERPs that we hold to the expected settlement value. The liability decreased during 2008 due to a reassessment of possible outcomes of the litigation which resulted in a gain for 2008. The expense in 2007 was due to the establishment of the liability.

Equity in Losses of Unconsolidated Subsidiaries. The termination of our investment in FXMS, our joint venture with Reuters, in the fourth quarter of 2008 contributed to the decrease in losses in 2009 when compared with 2008. In 2008, we recognized losses from our investment in FXMS of $26.5 million including a $15.9 million write off of our recorded investment in FXMS and our portion of the remaining capital needed to wind down operations. Losses in 2009 included our share of losses from our investments in DME, Green Exchange Holdings LLC and OneChicago. The decision to terminate our investment in FXMS resulted in an increase in losses in 2008 when compared with 2007.

Other Non-Operating Expense. The reduction in expenses was attributable to additional expenses in 2008 due to transfer and other transaction fees related to our investment in BM&FBOVESPA in the first quarter of 2008.

Income Tax Provision

The effective tax rate was 42.6% in 2009 compared with 42.7% in 2008 and 39.9% in 2007. In 2009, the rate increased as a result of an additional valuation allowance of $64.4 million related to unrealized capital losses partially offset by a $38.9 million reduction in net deferred tax liabilities related to a New York City tax law change enacted in 2009. In 2008, the rate reflected a $48.3 million charge to record the impact of our new combined state and local tax rate on our existing net deferred tax liabilities, partially offset by a first quarter 2008 Illinois tax law change that resulted in a $38.6 million reduction in net deferred tax liabilities. The increase in rates during 2009 and 2008, when compared with 2007, was due primarily to the state and local tax impact of our merger with NYMEX Holdings in August 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements. Until we began our commercial paper program in mid-2007, we historically met our funding requirements with cash generated by our ongoing operations. While our cost structure is primarily fixed in the short term, our sources of operating cash are largely dependent on trading volume levels. We believe that our existing cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to cover our working capital needs, capital expenditures, and other commitments. However, it is possible that we may need to raise additional funds to finance our activities through future public debt offerings or by borrowing money from financial institutions.

Cash will also be required for operating leases and non-cancelable contractual obligations as well as commitments reflected as liabilities in our consolidated balance sheet at December 31, 2009. These commitments are as follows:

(in millions)	Operating Leases	Contractual Obligations	Other Liabilities	Total(a)
Year
2010	$20.0	$19.9	$39.0	$78.9
2011-2012	42.3	20.8	—	63.1
2013-2014	39.0	8.0	—	47.0
Thereafter	133.7	—	—	133.7

Total	$235.0	$48.7	$39.0	$322.7

(a)	Gross unrecognized tax liabilities, including interest and penalties, of $51.3 million determined under accounting guidance for uncertain tax positions are not included in the commitment table due to uncertainty about the date of their settlement.

Future capital expenditures for technology are anticipated as we continue to support our growth through investment in increased system capacity and performance and through technological initiatives on our electronic trading platforms. Each year capital expenditures are incurred for improvements to and expansion of our offices, remote data centers, telecommunications capabilities and other operating equipment. In 2010, we expect capital expenditures to total between $180 million and $200 million. We continue to monitor our capital needs and may revise our forecasted expenditures as necessary in the future.

We intend to continue to pay a regular quarterly dividend to our shareholders. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant as well as our debt instruments as discussed below. CME Group and its subsidiaries are also required to comply with restrictions contained in the General Corporation Laws of its state of incorporation which could also limit its (or their) ability to declare and pay dividends. In 2009, our quarterly dividend remained at $1.15 per share. For 2010, our quarterly dividend target is expected to remain at this level. On February 2, 2010, the board of directors declared a regular quarterly dividend of $1.15 per share payable on March 25, 2010, to shareholders of record on March 10, 2010. Assuming no changes in the number of shares outstanding, the 2010 dividend payment will total approximately $76.6 million.

Sources and Uses of Cash. Net cash provided by operating activities was $1.1 billion in 2009 compared with $1.2 billion in 2008. Net cash provided by operating activities decreased due primarily to decreased profitability excluding impairment charges. In 2009, net cash provided by operating activities was $257.3 million higher than net income. This increase was due primarily to $126.3 million of depreciation and amortization and $125.1 million of amortization of purchased intangibles.

Net cash provided by investing activities was $544.8 million in 2009 compared with net cash used in investing activities of $3.7 billion in 2008. The increase in cash was due primarily to cash paid to shareholders in our merger with NYMEX Holdings in 2008 of $2.8 billion, net of cash received, and a payment of $612.0 million for the termination of certain NYMEX membership rights in conjunction with the merger. The increase in cash was also due to a $315.8 million net decrease in NYMEX securities lending program investments and a $382.4 million increase in proceeds from maturities of marketable securities, net of purchases in 2009.

Net cash used in financing activities was $1.7 billion in 2009 compared with cash provided by financing activities of $2.0 billion in 2008. The increase in cash used relative to the prior period was due primarily to new issuances of debt of $2.9 billion in 2008 in conjunction with our merger with NYMEX Holdings compared with net debt reductions of $900.1 million in 2009.

Debt Instruments. We maintain public debt of $1.8 billion, consisting of $300.0 million of floating rate notes due in 2010, $750.0 million of 5.40% fixed rate notes due in 2013 and $750.0 million of 5.75% fixed rate notes due in 2014. The floating rate notes due in 2010 accrue interest at the London Interbank Offered Rate (LIBOR) plus 0.65%. We entered into an interest-rate swap agreement that effectively fixed the rate at 3.92% for the floating rate notes due in 2010. The proceeds from the debt issuances were used to finance our merger with NYMEX Holdings and to repay any outstanding commercial paper borrowings that were backstopped by our 364-day revolving bridge facility as well as for general corporate purposes. We terminated the bridge facility on February 10, 2009. In August 2009, we repaid $250.0 million of floating rate notes upon their maturity.

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

At December 31, 2009, we have excess borrowing capacity for general corporate purposes of approximately $845.5 million.

We maintain a 364-day revolving line of credit with a consortium of banks to be used in certain situations by our clearing house. The line of credit, which was renewed in December 2009, provides for borrowings of up to $1.0 billion. This line of credit is collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the IEF and any performance bond deposits of a clearing firm that may default on its obligation. The line of credit can only be drawn on to the extent it is collateralized. At December 31, 2009, security deposit collateral available was $2.4 billion. We have the option to request an increase in the line from $1.0 billion to $1.5 billion with the participating banks’ approval.

As of December 31, 2009, we maintained an AA long-term credit rating and an A1+ short-term credit rating with Standard & Poor’s (S&P). We maintained an Aa3 long-term credit rating and a P1 short-term credit rating with Moody’s Investor Service. The outlook for our ratings is considered stable by S&P and Moody’s. Given our ability to pay down debt levels and refinance existing debt facilities if necessary, we expect to maintain an investment grade rating. If our ratings are downgraded due to a change in control which results in a downgrade below investment grade, we are required to make an offer to repurchase our fixed and floating rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

The indentures governing our floating and fixed rate notes, our 364-day revolving line of credit for $1.0 billion and our senior credit facility for $1.4 billion due 2011 do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company, which could indirectly affect the ability to pay dividends.

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

In addition, our 364-day revolving line of credit contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as consolidated shareholder’s equity less intangible assets (as defined in the agreement), of not less than $125.0 million. In the event that CME elects to increase the facility, the minimum consolidated tangible net worth test will increase ratably up to $187.5 million.

CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries, including CME, in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

As of December 31, 2009, we are in compliance with the various covenant requirements of all our debt facilities.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At December 31, 2009, the letters of credit totaled $83.0 million. CME also guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of this letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit would be utilized in the event that GFX defaults in meeting performance bond requirements to its clearing firm.

Off-Balance Sheet Arrangements. As of December 31, 2009, we did not have any significant off-balance sheet arrangements as defined by the regulations of the Securities and Exchange Commission.

Liquidity and Cash Management. Cash and cash equivalents totaled $260.6 million at December 31, 2009 and $297.9 million at December 31, 2008. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. In June 2008, we approved a repurchase of up to $1.1 billion of CME Group Class A common stock over a period of 18 months, which expired in December 2009. In January 2009, we suspended this program as we devoted our excess cash flows to debt reduction.

Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that a $14.3 million contribution in 2010 will allow us to meet our funding goal. However, the amount of the actual contribution is contingent on the actual rate of return on our plan assets during 2010 and the December 31, 2010 discount rate.

Net current deferred tax assets of $23.8 million and $95.5 million are included in other current assets at December 31, 2009 and December 31, 2008, respectively. Total net current deferred tax assets include primarily unrealized losses and accrued expenses.

Net long-term deferred tax liabilities were $7.6 billion and $7.7 billion at December 31, 2009 and December 31, 2008, respectively. Net deferred tax liabilities are primarily the result of purchase accounting for intangible assets in our mergers with CBOT Holdings and NYMEX Holdings.

We have a long-term deferred tax asset of $145.9 million included within our domestic long-term deferred tax liability. This deferred tax asset is for an unrealized capital loss incurred in Brazil related to our investment in BM&FBOVESPA. As of December 31, 2009, we do not believe that we currently meet the more-likely-than-not threshold that would allow us to fully realize the value of the unrealized capital loss. As a result, a partial valuation allowance of $64.5 million has been provided for the amount of the unrealized capital loss that exceeds potential capital gains that could be used to offset the capital loss in future periods. We also have a long-term deferred tax asset related to Brazilian taxes of $127.1 million for an unrealized capital loss incurred in Brazil related to our investment in BM&FBOVESPA. A full valuation allowance of $127.1 million has been provided because we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of the unrealized capital loss in Brazil in the future. Valuation allowances of $51.6 million have also been provided for additional unrealized capital losses on various other investments.

Net long-term deferred tax assets also include a $21.2 million deferred tax asset for foreign net operating losses related to Swapstream. Our assessment at December 31, 2009 was that we did not currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the $21.2 million deferred tax assets arising from these net operating losses has been fully reserved.

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

Cash performance bonds and security deposits and collateral from securities lending consisted of the following at December 31:

(in millions)	2009	2008
Cash performance bonds	$5,834.6	$17,296.1
Cash security deposits	102.6	152.3
Cross-margin arrangements	10.6	204.4
Performance collateral for delivery	34.1	0.7

Total Cash Performance Bonds and Security Deposits	5,981.9	17,653.5
Collateral from securities lending activity	—	426.9

Total	$5,981.9	$18,080.4

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

(in millions)	2009	2008
Performance bonds	$70,511.5	$96,220.5
Security deposits	2,652.2	1,997.9
Cross-margin arrangements	220.5	188.3
Performance collateral for delivery	2.6	3.6

Total	$73,386.8	$98,410.3

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

The fair value of our liability for the guarantee of ERPs was derived using probability-weighted Black-Scholes option values for various scenarios. The liability is included in level 3 because management uses significant unobservable inputs including probability, expected return and volatility factors to determine its fair value.

Financial assets and liabilities recorded in the consolidated balance sheet as of December 31, 2009 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities	$28.5	$14.1	$—	$42.6
Equity investments	66.2	—	—	66.2

Total Assets at Fair Value	$94.7	$14.1	$—	$108.8

Liabilities at Fair Value:
Interest rate swap contracts	$—	$26.3	$—	$26.3

Total Liabilities at Fair Value	$—	$26.3	$—	$26.3

The following is a reconciliation of assets and liabilities at fair value on a recurring basis using significant unobservable inputs (level 3) during 2009.

(in millions)	Asset- Backed Security(1)	Guarantee of CBOE ERP Liability
Fair value of asset (liability) at January 1, 2009	$1.5	$(1.2)
Realized and unrealized gains (losses):
Included in non-operating income (expense)	1.0	1.2
Settlements	(2.5)	—

Fair value of asset (liability) at December 31, 2009	$—	$—

Total unrealized gains (losses) related to financial assets and liabilities in the consolidated balance sheet at December 31, 2009	$—	$—

(1)	This asset-backed security was transferred from the securities lending program investment portfolio to the marketable securities portfolio during June 2009.

During 2009, we recorded an impairment on our investment in DME. The investment is considered an asset valued at fair value on a non-recurring basis using significant unobservable inputs (level 3). The following is a reconciliation of the asset:

(in millions)	Investment in DME
Fair value of the asset at January 1, 2009	$—
Transfers into level 3	29.9
Realized and unrealized gains (losses):
Included in non-operating income (expense)	(23.6)

Fair value of the asset at December 31, 2009	$6.3

Total unrealized gains (losses) related to financial assets and liabilities in the consolidated balance sheet at December 31, 2009	$—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates, and equity prices.

Interest Rate Risk

Debt outstanding at December 31, 2009 consisted of fixed rate borrowings of $1.6 billion and variable rate borrowings of $0.7 billion. Commercial paper is included in fixed rate borrowings; however, because maturities for commercial paper are generally less than 90 days, commercial paper is considered subject to interest rate fluctuations. Borrowings subject to variable interest rate fluctuations were as follows as of December 31, 2009:

(dollars in millions)	Balance	Stated Interest Rate
Commercial paper	$100.0	0.24%
Floating rate notes due August 2010(1)	299.8	0.93
Term loan due August 2011(2)	420.5	1.29

Total debt subject to variable interest fluctuations	$820.3

(1)	The 2010 notes bear interest at a floating rate equal to three-month LIBOR plus 0.65% per year. In September 2008, we entered into an interest-rate swap agreement that modifies the variable interest obligation associated with these notes so that the interest payable on the notes effectively becomes fixed at a rate of 3.92% beginning with the interest accrued after November 6, 2008.
(2)	The term loan bears interest at a floating rate equal to three-month LIBOR plus 1.00% per year. In September 2008, we entered into an interest-rate swap agreement that modifies the variable interest obligation associated with this facility so that the interest payable effectively becomes fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008.

Credit Risk

Our clearing house acts as the counterparty to all trades consummated on or through our exchange as well as through third-party exchanges and over-the-counter markets for which we provide clearing services. As a result, we are exposed to significant credit risk of third parties, including our clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.

In order to ensure performance, we establish and monitor financial requirements for our clearing firms. We set minimum performance bond requirements for our traded products. We typically hold performance bond collateral to cover at least 95% of price changes for a given product within a given historical period. Our clearing house marks-to-market all open positions at least twice a day, and more often if market volatility warrants; providing both participants in a transaction with an accounting of their financial obligations under the contract. This allows our clearing house to identify quickly any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing house to ensure performance of their open positions. This transparency makes it difficult for traders to hide losses or disguise unusual profits. In select circumstances where CME has introduced clearing services to newer markets, positions are marked-to-market daily, with the capability to mark-to-market more frequently as market conditions warrant.

Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cover any default and maintain liquidity. In the unlikely event of a payment default by a clearing firm, we would first apply assets of that clearing firm to cover its payment obligation. These assets include security deposits, performance bonds and any other available assets, such as proceeds from the sale of Class A common stock and trading rights (at CME, CBOT, NYMEX and/or COMEX as applicable) owned by or assigned to the clearing firm. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the exchange by the parent of a clearing firm. Thereafter, if the payment default remains unsatisfied, we would use our surplus funds, security deposits of other clearing firms and funds collected through an assessment against all other solvent clearing firms to satisfy the deficit. We maintain a $1.0 billion 364-day revolving line of credit with a consortium of banks. We have the option to increase the facility from $1.0 billion to $1.5 billion, subject to approval by the participating banks. We are required to post additional collateral in connection with any such increase. This line of credit may also be utilized if there is a temporary disruption with the domestic payments system that would delay settlement payments between our clearing house and clearing firms. The credit agreement requires us to pledge clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in our IEF program to the line of credit custodian prior to drawing on the line. Performance bond collateral of a defaulting clearing firm may also be used to secure a draw on the line.

The following shows the available assets of our clearing house at December 31, 2009 in the event of a payment default by a clearing firm:

(in millions)	CME Clearing House Available Assets
Aggregate Performance Bond Deposits by All Clearing Firms(1)	$76,346.1

CME Surplus Funds(2)	354.6
Security Deposits of Clearing Firms(3)	2,375.8
Limited Assessment Powers(4)	6,533.4

Minimum Total Assets Available for Default(5)	$9,263.8

(1)	Aggregate performance bond deposits by all clearing firms includes cash performance bond deposits of $5.8 billion and the market value of the securities deposited to satisfy performance bond requirements. In the event of a default, we also have the ability to use the Class A shares and membership shares pledged by members.
(2)	CME surplus funds represent the amount of CME’s working capital reduced by an amount necessary to support CME’s short-term operations. Our target for surplus funds is $100.0 million with amounts in excess of this target generally paid as a dividend from CME to CME Group on a quarterly basis based on prior quarter-end balances.
(3)	Security deposits of clearing firms include security deposits required of clearing firms, but do not include any excess deposits held by our exchange at the direction of the clearing firms.
(4)	In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our surplus funds and the security deposits of non-defaulting firms, we have the right to assess all non-defaulting clearing members up to 2.75 times their existing security deposit requirements.
(5)	Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm able to clear CME, CBOT, NYMEX and COMEX products subsequent to the liquidation of the defaulting firm’s performance bond collateral.

Despite these safeguards, we cannot assure you that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default.

Foreign Currency Exchange Rate Risk

Although our foreign operations have expanded as a result of recent business combinations, our exposure to foreign currency exchange rate risk resulting from ongoing foreign operations is not expected to be material to our financial condition or operating results.

We are also exposed to foreign exchange rate risk related to the equity investments noted under Equity Price Risk. Any foreign currency exchange rate risk related to these investments is reflected in the Equity Price Risk section below.

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

Fair values for publicly-traded equity investments are based on quoted market prices. Fair values are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may differ significantly from its current reported value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions.

The table below summarizes our equity investments at December 31, 2009. Equity investments are included in other assets in our consolidated balance sheets.

(dollars in millions)	Cost Basis		Fair Value	Carrying Value	Unrealized Gain (Loss), Net of Tax
BM&FBOVESPA S.A.	$262.9		$710.8	$262.9	$270.5	(1)
TMX Group Inc.	46.0		44.4	44.4	(1.0)
IMAREX ASA	19.0	(2)	21.8	21.8	1.7

(1)	In February 2008, we exchanged 1.2 million shares of CME Group Class A common stock for 101.1 million shares in BM&FBOVESPA. The company may not sell its shares in BM&FBOVESPA for four years after the purchase date. As a result, BM&FBOVESPA stock is reported in other assets at original cost less impairment loss until within 12 months of the restriction lapsing, after which time the stock will be accounted for as an available-for-sale security. The unrealized gain is currently not recorded. In addition, the unrealized gain does not take into account an unrealized loss of $81.7 million, net of tax, resulting from changes in foreign currency exchange rates, which has been recorded in accumulated other comprehensive income (loss) upon recognizing impairment on the investment in December 2008.
(2)	During the third quarter of 2009, the company recorded an other-than-temporary impairment on its investment in IMAREX ASA. This resulted in an impairment charge of $22.4 million, which reduced our cost basis from $41.4 million to $19.0 million.

We do not currently hedge against equity price risk. Equity investments are assessed for other-than-temporary impairment on a quarterly basis. An assessment of whether an equity investment is other-than-temporarily impaired takes into consideration the magnitude and duration of the unrealized loss. At December 31, 2009, we determined that none of the equity investments listed above were other-than-temporarily impaired.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share data; shares in thousands)

	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$260.6	$297.9
Collateral from securities lending, at fair value	—	426.9
Marketable securities, including pledged securities of $— and $283.8	42.6	310.1
Accounts receivable, net of allowance of $1.9 and $1.8	248.3	234.0
Other current assets	165.6	189.1
Cash performance bonds and security deposits	5,981.9	17,653.5

Total current assets	6,699.0	19,111.5
Property, net	738.5	707.2
Intangible assets—trading products	16,982.0	16,982.0
Intangible assets—other, net	3,246.5	3,369.4
Goodwill	7,549.2	7,519.2
Other assets	435.8	469.4

Total Assets	$35,651.0	$48,158.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$46.7	$71.0
Payable under securities lending agreements	—	456.8
Short-term debt	299.8	249.9
Other current liabilities	195.2	211.8
Cash performance bonds and security deposits	5,981.9	17,653.5

Total current liabilities	6,523.6	18,643.0
Long-term debt	2,014.7	2,966.1
Deferred tax liabilities, net	7,645.9	7,728.3
Other liabilities	165.8	132.7

Total Liabilities	16,350.0	29,470.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 66,511 and 66,417 shares issued and outstanding as of December 31, 2009 and 2008, respectively	0.7	0.7
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,186.6	17,128.5
Retained earnings	2,239.9	1,719.7
Accumulated other comprehensive income (loss)	(126.2)	(160.3)

Total Shareholders’ Equity	19,301.0	18,688.6

Total Liabilities and Shareholders’ Equity	$35,651.0	$48,158.7

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data; shares in thousands)

	Year Ended December 31,
	2009	2008	2007
Revenues
Clearing and transaction fees	$2,161.9	$2,115.4	$1,427.3
Quotation data fees	331.1	279.5	145.1
Processing services	0.5	54.1	106.4
Access and communication fees	45.6	43.6	36.5
Other	73.7	68.4	40.8

Total Revenues	2,612.8	2,561.0	1,756.1

Expenses
Compensation and benefits	351.0	317.6	263.3
Communications	47.0	52.3	43.5
Technology support services	46.2	59.6	50.5
Professional fees and outside services	85.1	71.9	53.1
Amortization of purchased intangibles	125.1	98.7	33.9
Depreciation and amortization	126.3	137.3	105.7
Occupancy and building operations	76.3	71.4	48.2
Licensing and other fee agreements	89.2	70.3	35.6
Restructuring	5.3	4.8	8.9
Other	72.2	94.9	61.5

Total Expenses	1,023.7	978.8	704.2

Operating Income	1,589.1	1,582.2	1,051.9

Non-Operating Income (Expense)
Investment income	28.5	45.5	73.2
Impairment of long-term investments	(46.0)	(274.5)	—
Gains (losses) on derivative investments	—	(8.1)	(0.1)
Securities lending interest income	2.8	38.3	121.5
Securities lending interest and other costs	(0.1)	(51.7)	(115.9)
Interest and other borrowing costs	(133.9)	(56.5)	(3.6)
Guarantee of exercise right privileges	4.3	12.8	(17.2)
Equity in losses of unconsolidated subsidiaries	(6.8)	(31.5)	(14.0)
Other income (expense)	(0.4)	(8.5)	—

Total Non-Operating	(151.6)	(334.2)	43.9

Income before Income Taxes	1,437.5	1,248.0	1,095.8
Income tax provision	611.7	532.5	437.3

Net Income	$825.8	$715.5	$658.5

Earnings per Common Share:
Basic	$12.44	$12.18	$15.05
Diluted	12.41	12.13	14.93
Weighted Average Number of Common Shares:
Basic	66,366	58,738	43,754
Diluted	66,548	58,967	44,107

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2006	34,836	3	$405.9	$1,116.2	$(3.0)	$1,519.1
Cumulative effect of adopting accounting guidance on uncertain tax positions				(3.7)		(3.7)

Balance at January 1, 2007	34,836	3	405.9	1,112.5	(3.0)	1,515.4
Comprehensive income:
Net income				658.5		658.5
Change in net unrealized loss on securities, net of tax $1.2					1.9	1.9
Change in net actuarial loss on defined benefit plans, net of tax of $1.6					(2.4)	(2.4)
Change in foreign currency translation adjustment, net of tax of $0.3					0.4	0.4

Total comprehensive income						658.4
Cash dividends on common stock of $3.44 per share				(151.6)		(151.6)
Common stock and stock options issued to complete
CBOT Holdings merger, including stock issuance costs	19,816		11,126.1			11,126.1
Repurchase of Class A common stock	(1,695)		(950.6)			(950.6)
Exercise of stock options	309		39.1			39.1
Excess tax benefits from option exercises and restricted stock vesting			42.5			42.5
Vesting of issued restricted Class A common stock	6
Shares issued to Board of Directors	4		2.1			2.1
Shares issued under Employee Stock
Purchase Plan	2		1.3			1.3
Stock-based compensation			22.9			22.9

Balance at December 31, 2007	53,278	3	$10,689.3	$1,619.4	$(3.1)	$12,305.6

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2007	53,278	3	$10,689.3	$1,619.4	$(3.1)	$12,305.6
Comprehensive income:
Net income				715.5		715.5
Change in net unrealized loss on securities, net of tax $16.4					(25.3)	(25.3)
Change in net actuarial loss on defined benefit plans, net of tax of $10.4					(15.4)	(15.4)
Change in net unrealized loss on derivatives, net of tax of $13.5					(20.8)	(20.8)
Change in foreign currency translation adjustment, net of tax of $21.3					(95.7)	(95.7)

Total comprehensive income						558.3
Cash dividends on common stock of $9.60 per share				(615.2)		(615.2)
Common stock and stock options issued to complete NYMEX Holdings merger, including stock issuance costs	12,566		5,955.1			5,955.1
Class A common stock issued in exchange for BM&FBOVESPA SA stock	1,189		631.4			631.4
Tax benefit of stock issuance costs related to CBOT Holdings merger			6.4			6.4
Repurchase of Class A common stock	(783)		(224.0)			(224.0)
Exercise of stock options	149		20.5			20.5
Excess tax benefits from option exercises and restricted stock vesting			9.0			9.0
Vesting of issued restricted Class A common stock	6
Shares issued to Board of Directors	6		2.5			2.5
Shares issued under Employee Stock
Purchase Plan	6		1.4			1.4
Stock-based compensation			37.6			37.6

Balance at December 31, 2008	66,417	3	$17,129.2	$1,719.7	$(160.3)	$18,688.6

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2008	66,417	3	$17,129.2	$1,719.7	$(160.3)	$18,688.6
Comprehensive income:
Net income				825.8		825.8
Change in net unrealized gain on securities, net of tax of $16.5					25.4	25.4
Change in net actuarial loss on defined benefit plans, net of tax of $0.9					(1.4)	(1.4)
Change in net unrealized loss on derivatives, net of tax of $4.7					7.5	7.5
Change in foreign currency translation adjustment, net of tax of $1.7					2.6	2.6

Total comprehensive income						859.9
Cash dividends on common stock of $4.60 per share				(305.6)		(305.6)
Class A common stock issued in exchange for investment in Bursa Derivatives	76		25.1			25.1
Repurchase of Class A common stock	(139)		(27.0)			(27.0)
Exercise of stock options	125		20.4			20.4
Excess tax benefits from option exercises and restricted stock vesting			2.3			2.3
Vesting of issued restricted Class A common stock	16
Shares issued to Board of Directors	12		2.4			2.4
Shares issued under Employee Stock
Purchase Plan	4		1.5			1.5
Stock-based compensation			33.4			33.4

Balance at December 31, 2009	66,511	3	$17,187.3	$2,239.9	$(126.2)	$19,301.0

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income	$825.8	$715.5	$658.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	33.4	37.6	22.9
Amortization of shares issued to Board of Directors	2.5	2.4	1.8
Amortization of purchased intangibles	125.1	98.7	33.9
Depreciation and amortization	126.3	137.3	105.7
Recognition of in-process research and development acquired from Credit Market Analysis Limited	—	3.7	—
Allowance for doubtful accounts	0.1	(0.1)	0.3
Net accretion of discounts and amortization of premiums on marketable securities	(2.6)	(4.4)	(1.1)
Net accretion of discounts and amortization of debt financing costs	12.7	9.7	1.4
Loss on sale of metals trading products	—	2.3	—
Net loss on derivative investments	—	8.1	0.1
Impairment of securities lending assets	—	24.3	—
Impairment of goodwill and intangible assets	—	14.1	—
Impairment of long-term investments	46.0	274.5	—
Guarantee of exercise right privileges	(4.3)	(12.8)	17.2
Equity in losses of unconsolidated subsidiaries	6.8	31.5	14.0
Deferred income taxes	(56.9)	(115.1)	(50.6)
Change in assets and liabilities:
Accounts receivable	(14.4)	81.3	(49.9)
Other current assets	(7.4)	6.4	8.0
Other assets	(6.9)	(48.6)	(1.3)
Accounts payable	(24.3)	24.0	4.6
Income tax payable	13.8	(22.8)	23.6
Other current liabilities	(23.3)	(96.3)	14.0
Other liabilities	30.7	25.9	11.3

Net Cash Provided by Operating Activities	1,083.1	1,197.2	814.4

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	439.8	265.1	203.8
Purchases of available-for-sale marketable securities	(159.9)	(367.6)	(129.1)
Net change in NYMEX securities lending program investments	425.9	110.1	—
Purchases of property, net	(157.9)	(200.1)	(163.7)
Purchase of exercise right privileges	—	—	(39.8)
Cash acquired in merger with CBOT Holdings	—	—	116.0
Acquisition of Credit Market Analysis Limited, net of cash received	—	(94.1)	—
Acquisition of NYMEX Holdings, net of cash received	—	(2,769.9)	—
NYMEX membership rights payment	—	(612.0)	—
Merger-related transaction costs	—	(50.9)	(43.9)
Purchase of derivative related to BM&FBOVESPA SA investment	—	(45.2)	—
Proceeds from sale of metals trading products	—	25.7	—
Capital contributions to FXMarketSpace Limited	(3.1)	(10.2)	(19.0)

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

	Year Ended December 31,
	2009	2008	2007
Contingent consideration for Liquidity Direct Technology, LLC assets	$—	$—	$(3.0)

Net Cash Provided by (Used in) Investing Activities	544.8	(3,749.1)	(78.7)

Cash Flows from Financing Activities
Proceeds (repayments) of commercial paper, net	(1,393.6)	1,330.3	162.9
Proceeds from other borrowings, net of issuance costs	743.5	2,881.9	—
Repayment of other borrowings	(250.0)	(1,282.9)	—
Net change in NYMEX securities lending program liabilities	(456.8)	(110.1)	—
Cash dividends	(305.6)	(615.2)	(151.6)
Stock issuance costs in mergers with NYMEX Holdings and CBOT Holdings	—	(9.1)	(16.0)
Repurchase of common stock, including costs	(27.0)	(224.0)	(949.3)
Proceeds from exercise of stock options	20.4	20.5	39.1
Excess tax benefits related to employee option exercises and restricted stock vesting	2.5	11.6	53.7
Proceeds from Employee Stock Purchase Plan	1.4	1.5	1.3

Net Cash Provided by (Used in) Financing Activities	(1,665.2)	2,004.5	(859.9)

Net change in cash and cash equivalents	(37.3)	(547.4)	(124.2)
Cash and cash equivalents, beginning of period	297.9	845.3	969.5

Cash and Cash Equivalents, End of Period	$260.6	$297.9	$845.3

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$629.7	$665.4	$413.7
Interest paid (excluding securities lending program)	90.8	21.1	2.0
Non-cash investing activities:
Change in net unrealized securities gains (losses)	41.9	(41.7)	3.1
Change in net unrealized derivatives gains (losses)	12.2	(34.3)	—
Non-cash financing activities:
Fair value of Class A common stock, stock options and restricted stock units issued in connection with NYMEX Holdings merger	—	5,963.3	—
Fair value of Class A common stock issued in exchange for BM&FBOVESPA SA stock	—	631.4	—
Fair value of Class A common stock and stock options issued in connection with CBOT Holdings merger	—	—	11,144.8

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIAIRIES

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

Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), and New York Mercantile Exchange, Inc. (NYMEX), wholly-owned subsidiaries of CME Group, are designated contract markets for the trading of futures and options on futures contracts. CME Group offers a wide range of products including those based on interest rates, equities, foreign exchange, commodities, energy and metals. Trades are executed through CME Group’s electronic trading platforms, open outcry and privately negotiated transactions. Our clearing house clears, settles and guarantees every futures and options contract traded through our exchange, in addition to over-the-counter products cleared through CME ClearPort and credit default swap contracts. CME, CBOT, NYMEX and their subsidiaries are referred to collectively as “the exchange” in the notes to the consolidated financial statements.

Principles of Consolidation. The financial statements and accompanying notes presented in this report include the consolidated financial results of the former CME Holdings and its subsidiaries for the period January 1, 2007 through July 12, 2007. The financial results of the former CME Holdings and CBOT Holdings are included in the consolidated financial results of CME Group beginning on July 13, 2007. The financial results of the former NYMEX Holdings are included in the consolidated financial results of CME Group beginning on August 23, 2008. All intercompany transactions have been eliminated in consolidation.

The assets of CME Group consist primarily of cash; investments in its subsidiaries; intercompany loans, receivables and payables; current deferred taxes and exercise right privileges with the Chicago Board Options Exchange, Inc. (CBOE). CME Group’s liabilities consist primarily of debt and deferred tax liabilities.

Reclassifications. Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation in 2009.

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

Fair Value of Financial Instruments. Accounting guidance on fair value measurements requires disclosure of the fair value of financial instruments. The carrying values of financial instruments included in assets and liabilities in the accompanying consolidated balance sheets are reasonable estimates of their fair values.

The accounting guidance defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The company has categorized its financial instruments measured at fair value into a three-level classification in accordance with the accounting guidance on fair value measurements. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Assets and liabilities carried at level 1 fair value generally include U.S. Treasury and Government agency securities, equity securities listed in active markets, and investments in publicly traded mutual funds with quoted market prices.

•

Level 2—Inputs are either directly or indirectly observable and corroborated by market data or are based on quoted prices in markets that are not active. Assets and liabilities carried at level 2 fair value generally include municipal bonds, corporate debt and certain derivatives.

•

Level 3—Inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability. Generally, assets and liabilities at fair value utilizing level 3 inputs include certain complex over-the-counter derivative contracts and certain other assets and liabilities with inputs that require management’s judgment.

For further discussion regarding the fair value of financial assets and liabilities, see notes 15 and 24.

Derivative Investments. The company may use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value in the consolidated balance sheets in accordance with accounting guidance on derivative instruments and hedging activities. The accounting guidance also requires that changes in derivatives’ fair values be recognized in earnings immediately, unless the instruments are accounted for as hedges. For a derivative designated as a fair value hedge, any gain or loss on the derivative is recognized in earnings in the period of change, to the extent the hedge is effective, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The company records the effective portions of its derivative financial instruments that are designated as cash flow hedges in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Any ineffective or excluded portion of a hedge is recognized in earnings immediately. Any realized gains and losses from hedges are classified in the consolidated statements of income consistent with the accounting treatment of the items being hedged.

Accounts Receivable. In the ordinary course of business, a significant portion of accounts receivable and revenues are from clearing firms that are also required to be shareholders of the company. Exposure to losses on receivables for clearing and transaction fees and other amounts owed by clearing firms is dependent on each clearing firm’s financial condition, the Class A and Class B shares as well as the memberships that collateralize fees owed to the exchange. The exchange retains the right to liquidate shares to satisfy a clearing firm’s receivable.

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

Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining term of the applicable leases. Leasehold improvements funded by landlord allowances are capitalized in the consolidated balance sheets. Maintenance and repair items as well as certain minor purchases are charged to expense as incurred. All leases in which the company is the tenant are accounted for as operating leases under the accounting guidance for leases. Landlord allowances are recorded as a reduction to rent expense on a straight-line basis over the term of the lease.

Software. The company capitalizes certain costs of developing internal use software in accordance with the accounting guidance on software development costs. Capitalized costs generally are amortized over three years, commencing when the software is placed in service. Purchased software is amortized over four years. Multi-year software licenses are amortized over the life of the contract, which is generally three to seven years.

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

Acquisitions. The company accounts for acquisitions using the purchase method as required by the accounting guidance for business combinations. Under the accounting guidance, the acquiring company allocates the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition, including identifiable intangible assets. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. Among other sources, the company uses independent valuation services to assist in determining the estimated fair values of the assets and liabilities.

Employee Benefit Plans. The accounting guidance on employers’ accounting for defined benefit pension and other postretirement plans requires that the funded status of a defined benefit postretirement plan be recognized in the consolidated balance sheets and changes in that funded status be recognized in the year of change in other comprehensive income (loss). The accounting guidance also requires that plan assets and obligations be measured at year end. The company recognizes future changes in actuarial gains and losses and prior service costs in the year in which the changes occur through other comprehensive income (loss).

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

Revenue Recognition. The company’s revenue recognition policies comply with accounting guidance on revenue recognition. On occasion, customers will pay for services in a lump sum payment. When these circumstances occur, revenue is recognized as services are provided. Revenue recognition policies for specific sources of revenue are discussed below.

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

Processing Services. Processing services includes primarily revenues from clearing and settlement services provided to CBOT through the closing of the merger on July 12, 2007 and trade matching services provided to NYMEX Holdings through the closing of the merger on August 22, 2008.

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

Building Revenue. Revenues from the rental of commercial space are recognized over the lease term, using the straight-line method as required under accounting guidance on leases. Under this method, revenue is recorded evenly over the entire term of occupancy for leases with scheduled rent increases or rent abatements. Also included in revenue are ancillary charges for parking, utilities, and miscellaneous services provided to tenants. Allowances for construction and other tenant costs are considered lease incentives and are recorded as a reduction to rental income on a straight-line basis over the term of the lease.

Concentration of Revenue. At December 31, 2009, there were approximately 140 clearing firms. One firm represented 11% and one firm represented 10% of our clearing and transaction fees revenue in 2009. One firm represented 12% and one firm represented 10% of our clearing and transaction fee revenue in 2008. In 2007, one firm represented approximately 11% of clearing and transaction fees revenue. Should a clearing firm withdraw from the exchange, management believes the customer portion of that firm’s trading activity would likely transfer to another clearing firm. Therefore, management does not believe the company is exposed to significant risk from the loss of revenue received from a particular clearing firm.

The two largest resellers of market data represented approximately 55% of quotation data fees revenue in 2009, 56% in 2008, and 67% in 2007. Should one of these vendors no longer subscribe to the company’s market data, management believes the majority of that firm’s customers would likely subscribe to the market data through another reseller. Therefore, management does not believe the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.

Share-Based Payments. The company accounts for share-based payments under the fair value recognition provisions of the accounting guidance on share-based payments. The company recognizes expense relating to stock-based compensation on an accelerated basis. As a result, the expense associated with each vesting date within a stock grant is recognized over the period of time that each portion of that grant vests. The company estimates expected forfeitures of stock grants.

Marketing Costs. Marketing costs are incurred for the production and communication of advertising as well as other marketing activities. These costs are expensed when incurred, except for costs related to the production of broadcast advertising, which are expensed when the first broadcast occurs.

Income Taxes. Deferred income taxes are determined in accordance with the accounting guidance on income taxes, and arise from temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. The company accounts for uncertainty in income taxes recognized in its consolidated financial statements by using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. As of January 1, 2007, the company adopted guidance on accounting for uncertain tax positions and recorded an increase to current liabilities and a corresponding decrease to retained earnings as a result of a reassessment of its tax positions. The company classifies interest and penalties related to uncertain tax positions in income tax expense.

Segment Reporting. Based on materiality, GFX Corporation (GFX), CMA, Swapstream and the company’s real estate operations are not reportable segments and, as a result, there is no disclosure of segment information.

2. SECURITIES LENDING

Under its securities lending program, the company may lend a portion of the securities that have been deposited to satisfy performance bond requirements to a third party on an overnight basis and receives collateral in the form of cash. The cash is then invested in instruments on which the company receives the benefit, and bears the risk, to generate interest income. Interest expense is paid to the third party for the cash collateral, and a fee is paid to the program’s third party administrator on each transaction. Securities on loan are marked to market daily and compared to collateral received.

CME’s securities lending program has been suspended since November 2008 due to high volatility in the credit markets. During September 2008, the company recorded an impairment loss of $6.0 million on CME’s invested collateral due to the default of a corporate debt issuer on its obligation to one of the money market mutual funds. The impairment loss was recorded in securities lending interest and other costs in the consolidated statements of income. At December 31, 2009 and 2008, CME’s securities lending program liabilities were zero.

As part of its merger with NYMEX Holdings, the company acquired the assets and liabilities of the NYMEX securities lending program. NYMEX also lent a portion of the securities that had been deposited to satisfy performance bond requirements to a third party on an overnight basis in return for cash collateral. During 2008, the company recorded impairment losses of $18.3 million on NYMEX invested collateral due to the default of one of the corporate debt issuers. The impairment loss was recorded in securities lending interest and other costs in the consolidated statements of income. In June 2009, the NYMEX securities lending program was terminated.

At December 31, 2008, NYMEX securities lending cash collateral was invested as follows:

(in millions)	Cost	Fair Value	Unrealized Gain (Loss)
Corporate debt securities	$401.6	$400.6	$(1.0)
Asset-backed securities	9.4	8.0	(1.4)
Repurchase agreements	18.4	18.3	(0.1)

Total Invested Collateral	$429.4	$426.9	$(2.5)

At December 31, 2008, all collateral was invested in securities with remaining maturities of one year or less. NYMEX securities lending program liabilities were $456.8 million at December 31, 2008.

3. MARKETABLE SECURITIES

Available-for-Sale Securities. Certain marketable securities have been classified as available-for-sale. The amortized cost and fair value of these securities at December 31 were as follows:

	2009		2008
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agency	$6.0	$5.9	$2.7	$2.8
U.S. Treasury	5.1	5.1	283.9	284.8
Municipal bonds	4.6	4.7	5.3	5.3
Asset-back securities	3.8	3.4	—	—
Corporate bonds	0.1	0.1	—	—

Total	$19.6	$19.2	$291.9	$292.9

Net unrealized gains (losses) on marketable securities classified as available-for-sale are reported as a component of other comprehensive income (loss) and included in the accompanying consolidated statements of shareholders’ equity. The fair value and continuous duration of gross unrealized losses on marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, at December 31 were as follows:

	2009
	Less than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency	$3.6	$(0.1)	$—	$—	$3.6	$(0.1)
Asset-back securities	—	—	3.4	(0.4)	3.4	(0.4)

Total	$3.6	$(0.1)	$3.4	$(0.4)	$7.0	$(0.5)

The company has the ability and intent to hold these marketable securities until a recovery of fair value, which may be maturity and, therefore, does not consider these investments to be other-than-temporarily impaired at December 31, 2009 or 2008. Unrealized gains on marketable securities totaled $0.1 million at December 31, 2009 and $1.0 million at December 31, 2008.

The amortized cost and fair value of marketable securities at December 31, 2009, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Maturity of one year or less	$5.5	$5.5
Maturity between one and five years	3.5	3.5
Maturity between five and ten years	4.6	4.6
Maturity greater than ten years	6.0	5.6

Total	$19.6	$19.2

CME’s policy allows it to pledge U.S. Treasury securities as performance bond collateral in lieu of, or in combination with, irrevocable letters of credit for the mutual offset agreement with Singapore Exchange Limited (SGX) (note 19). CME retains the earnings on the securities and may substitute letters of credit for these securities at its discretion. The aggregate fair value of pledged securities was $283.8 million at December 31, 2008. There were no securities pledged at December 31, 2009. Pledged securities are included within marketable securities in the consolidated balance sheets.

Trading Securities. CME maintains additional investments in a diverse portfolio of mutual funds related to its non-qualified deferred compensation plan (note 15). The fair value of these securities was $23.4 million and $17.2 million at December 31, 2009 and 2008, respectively.

4. OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31:

(in millions)	2009	2008
CBOE exercise rights privileges	$39.8	$—
Forward contract receivable (note 20)	27.3	33.5
Refundable income tax	24.1	9.2
Net deferred income taxes (note 14)	23.8	95.5
Prepaid technology license and maintenance contracts	17.0	13.7
Other prepaid expenses	13.5	12.4
Receivable from brokers	8.8	2.0
Prepaid insurance	7.0	8.2
Unamortized debt costs	0.3	7.9
Other	4.0	6.7

Total	$165.6	$189.1

Under terms of the company’s merger agreement with CBOT Holdings, eligible CBOT members who held CBOE exercise right privileges (ERP) were each given the choice of tendering their ERP to CME Group for $250,000 payable after the closing or to participate as a class member in the CBOE lawsuit with a guaranteed payment of up to $250,000 if the lawsuit resulted in a recovery of less than that amount. At closing, there were 1,331 ERPs outstanding. In August 2007, 159 ERPs were tendered to the company. The acquired ERPs were recorded at the expected settlement value. Final approval of the litigation settlement occurred on December 3, 2009. According to the settlement, the ERP payment will be made on the earlier of CBOE’s demutualization date or 360 days from December 3, 2009.

5. PERFORMANCE BONDS AND SECURITY DEPOSITS

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

CME accounts for its guarantee of settlement of contracts in accordance with current accounting guidance on guarantees. CME marks-to-market all open positions at least twice a day, and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. In select circumstances where CME has introduced clearing services to newer markets, positions are marked-to-market daily, with the capability to mark-to-market more frequently as market conditions warrant.

Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME’s guarantee would be one half day of changes in fair value of all open positions, before considering CME’s ability to access defaulting clearing firms’ performance bond and security deposit balances as well as other available resources. During 2009, CME transferred an average of approximately $3.0 billion a day through its clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory security deposits. The company believes that the guarantee liability in accordance with the accounting guidance is immaterial and therefore has not recorded any liability at December 31, 2009.

Cash performance bonds and security deposits are included in the consolidated balance sheets, and these balances may fluctuate significantly over time due to investment choices available to clearing firms and any change in the amount of deposits required. Securities are not reflected in the consolidated financial statements and CME does not earn any interest on these deposits.

Clearing firms, at their option, may instruct CME to deposit the cash held by CME into one of four IEF programs. The total principal in all IEF programs was $20.6 billion at December 31, 2009 and $19.7 billion at December 31, 2008. The security deposits held in one of the IEF programs may be used as collateral for CME’s $1.0 billion revolving line of credit. The consolidated statements of income reflect management fees earned under the IEF programs of $12.5 million, $11.8 million and $8.4 million during 2009, 2008 and 2007, respectively. These fees are included in other revenues.

CME and Options Clearing Corporation (OCC) have a cross-margin arrangement, whereby a common clearing firm may maintain a cross-margin account in which the clearing firm’s positions in certain CME futures and options are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC (note 19). Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or CME’s proportionate share per that agreement. In addition, CME has cross-margin agreements with LCH. Clearnet Group (LCH) and Fixed Income Clearing Corporation (FICC) whereby the clearing firms’ offsetting positions with CME and LCH or CME and FICC, as applicable, are subject to reduced performance bond requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and LCH or CME and FICC, as applicable, each clearing house may reduce that firm’s performance bond requirements. The arrangement with LCH was terminated in February 2010.

Each clearing firm is also required to deposit and maintain specified security deposits in the form of cash or approved securities. In the event that performance bonds, security deposits, and other assets required to support clearing membership of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire security deposit fund is available to cover potential losses after first utilizing operating funds of CME in excess of amounts needed for normal operations (surplus funds). Surplus funds totaled $354.6 million at December 31, 2009. The company’s target for surplus funds is $100.0 million with amounts in excess of this target generally paid as a dividend from CME to CME Group on a quarterly basis based on prior quarter-end balances.

CME maintains a secured line of credit with a consortium of banks to provide liquidity and capacity to pay settlement variation to all clearing firms, even if a clearing firm may have failed to meet its financial obligations to CME, or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between the CME and the clearing firms (note 11). The amount available under the line of credit totaled $1.0 billion as of December 2009. Additionally, CME has an option to request an increase in the credit facility to $1.5 billion. Clearing firm security deposits received in the form of U.S. Treasury or Government agency securities, or in money market mutual funds purchased through one of the IEFs, as well as the performance bond assets of any firm that may default on its obligations to CME, can be used to collateralize the secured line of credit.

CME is required under the Commodity Exchange Act to segregate cash and securities deposited by clearing firms on behalf of their customers. In addition, CME rules require a segregation of all funds deposited by clearing firms from its operating funds.

Cash and securities held as performance bonds and security deposits at fair value at December 31 were as follows:

	2009		2008
(in millions)	Cash	Securities and IEF Funds	Cash	Securities and IEF Funds
Performance bonds	$5,834.6	$70,511.5	$17,296.1	$96,220.5
Security deposits	102.6	2,652.2	152.3	1,997.9
Cross-margin arrangements	10.6	220.5	204.4	188.3
Performance collateral for delivery	34.1	2.6	0.7	3.6

Total	$5,981.9	$73,386.8	$17,653.5	$98,410.3

Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $123.5 million at December 31, 2009 and $179.6 million at December 31, 2008. These amounts are invested on an overnight basis and are offset by an equal liability owed to clearing firms.

In addition to cash and securities, irrevocable letters of credit may be used as performance bond deposits and security deposits. At December 31, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in millions)	2009	2008
Performance bonds	$4,000.9	$4,755.8
Security deposits	18.5	61.0
Performance collateral for delivery	262.1	325.8

Total Letters of Credit	$4,281.5	$5,142.6

All cash, securities and letters of credit posted as performance bonds are only available to meet the financial obligations of that clearing firm to CME.

6. PROPERTY

A summary of the property accounts at December 31 is presented below:

(in millions)	2009	2008
Land and land improvements	$59.1	$58.6
Building and building improvements	438.8	378.1
Leasehold improvements	198.8	183.2
Furniture, fixtures and equipment	365.3	355.2
Software and software development costs	222.6	211.6

Total property	1,284.6	1,186.7
Less accumulated depreciation and amortization	(546.1)	(479.5)

Property, net	$738.5	$707.2

7. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following at December 31:

	2009			2008
(in millions)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,842.5	$(186.8)	$2,655.7	$2,842.5	$(90.3)	$2,752.2
Lease-related intangibles	83.2	(21.7)	61.5	83.2	(9.9)	73.3
Dow Jones licensing agreement	74.0	(16.6)	57.4	74.0	(9.9)	64.1
Technology-related intellectual property	28.4	(10.3)	18.1	28.4	(3.9)	24.5
Open interest	12.3	(12.3)	—	12.3	(9.5)	2.8
Market maker agreement	9.7	(5.8)	3.9	9.7	(4.3)	5.4
Other(a)	3.6	(2.7)	0.9	7.5	(5.4)	2.1

	3,053.7	(256.2)	2,797.5	3,057.6	(133.2)	2,924.4
Foreign currency translation adjustments	(7.8)	2.5	(5.3)	(11.5)	2.4	(9.1)

Total Amortizable Intangible Assets	$3,045.9	$(253.7)	$2,792.2	$3,046.1	$(130.8)	$2,915.3

Indefinite-Lived Intangible Assets:
Trading products			$16,982.0			$16,982.0
Trade names			452.1			452.1
Other(b)			2.6			2.6

			17,436.7			17,436.7
Foreign currency translation adjustments			(0.4)			(0.6)

Total Indefinite-Lived Intangible Assets			17,436.3			17,436.1

Total Intangible Assets			$20,228.5			$20,351.4

(a)	At December 31, 2009, other amortizable intangible assets consisted of non-compete and service agreements. At December 31, 2008, other amortizable intangible assets consisted primarily of non-compete and service agreements and trade names with limited lives.
(b)	At December 31, 2009 and 2008, other indefinite-lived intangible assets consisted of products in development.

Total amortization expense for intangible assets was $125.1 million, $98.7 million and $33.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the future estimated amortization expense related to amortizable intangible assets is expected to be:

(in millions)
2010	$121.8
2011	121.6
2012	116.5
2013	110.8
2014	109.2
Thereafter	2,212.3

Goodwill activity consisted of the following for the years ended December 31, 2009 and 2008:

(in millions)	Balance at December 31, 2008	Acquisitions	Impairment Adjustment	Other Activity(c)	Balance at December 31, 2009
CBOT Holdings	$5,036.1	$—	$—	$(0.4)	$5,035.7
NYMEX Holdings	2,436.7	—	—	26.4	2,463.1
CMA	46.4	—	—	4.0	50.4

Total Goodwill	$7,519.2	$—	$—	$30.0	$7,549.2

(in millions)	Balance at December 31, 2007	Acquisitions	Impairment Adjustment	Other Activity(c)	Balance at December 31, 2008
CBOT Holdings	$5,037.3	$—	$—	$(1.2)	$5,036.1
NYMEX Holdings	—	2,438.9	—	(2.2)	2,436.7
CMA	—	60.7	—	(14.3)	46.4
Swapstream	11.9	—	(11.9)	—	—

Total Goodwill	$5,049.2	$2,499.6	$(11.9)	$(17.7)	$7,519.2

(c)	Other activity consisted primarily of adjustments to restructuring costs and tax contingencies for CBOT Holdings and NYMEX Holdings, the recognition of excess tax benefits upon exercise of stock options assumed for CBOT Holdings and NYMEX Holdings, and foreign currency translation adjustments for CMA.

In 2008, the company recorded a $3.2 million and $11.9 million impairment charge to reduce the carrying amounts of Swapstream intangible assets and goodwill, respectively, to their estimated fair values based on the results of an annual impairment test.

The company conducts goodwill and indefinite-lived intangible asset impairment testing at least annually. The company is required to consider a market participant’s perspective when developing the assumptions used to estimate fair value for its impairment tests. It may be possible that the estimated fair value of certain intangible assets and goodwill may be less than net book value when impairment testing is performed in the future. As a result, the company would be required to record an impairment charge at that time.

8. LONG-TERM INVESTMENTS

The company maintains various long-term investments as described below. In connection with CME Group’s merger with NYMEX Holdings in August 2008, the company acquired investments in DME Holdings Limited (DME Holdings), Green Exchange Holdings LLC (GX Holdings), IMAREX ASA (IMAREX), and TMX Group Inc. The investments are recorded in other assets in the consolidated balance sheets.

BM&FBOVESPA SA. In February 2008, CME Group purchased an interest in Bolsa de Mercadorias & Futuros S.A. through the issuance of CME Group common stock valued at $631.4 million. Subsequent to this investment, Bolsa de Mercadorias & Futuros S.A. merged with Bovespa Holdings S.A. to become BM&FBOVESPA S.A. (BM&FBOVESPA). The company owns approximately 5% of BM&FBOVESPA and accounts for its investment using the cost method of accounting in accordance with accounting guidance regarding investments in debt and equity securities. BM&FBOVESPA is not a variable interest entity as defined under accounting guidance for variable interest entities. In December 2008, the company reduced its investment in BM&FBOVESPA by $368.4 million consisting of $274.5 million of impairment expense due to a decline in BM&FBOVESPA’s market value and $93.9 million of unrealized losses in accumulated other comprehensive income (loss) due to unfavorable changes in foreign exchange rates between the U.S. dollar and Brazilian real. The company may not sell its shares in BM&FBOVESPA for four years after the purchase date. As a result, BM&FBOVESPA stock will be carried at cost until within twelve months of the restriction lapsing, after which time the stock will be accounted for as an available-for-sale security.

Bursa Malaysia Derivatives Berhad. In November 2009, CME Group acquired a 25% interest in Bursa Malaysia Derivatives Berhad (Bursa Derivatives) for $25.1 million. CME Group accounts for its investment in Bursa Derivatives using the equity method of accounting. Bursa Derivatives is not considered a variable interest entity under accounting guidance for variable interest entities.

DME Holdings. CME Group acquired an approximate 28% interest in Dubai Mercantile Exchange Limited (DME) which was valued at $38.0 million upon CME Group’s acquisition of NYMEX Holdings. CME Group accounts for the investment in DME Holdings using the equity method of accounting. DME Holdings is not considered a variable interest entity under accounting guidance for variable interest entities. At December 31, 2009, the company determined that its investment in DME Holdings was impaired due to the excess of its carrying value over the estimated fair value. As a result, the company recognized an impairment charge of $23.6 million.

FXMarketSpace Limited. In May 2006, CME Group entered into an agreement with Thompson Reuters Group PLC and its wholly-owned subsidiaries, Reuters Holdings Limited and Reuters Limited (Reuters, collectively), to create FXMarketSpace Limited (FXMS), the world’s first centrally-cleared, global foreign exchange marketplace, through a joint venture owned 50% each. The company’s investment in FXMS was recorded using the equity method of accounting. FXMS is not a variable interest entity under accounting guidance for variable interest entities. In the fourth quarter of 2008, FXMS terminated its operations. As a result, the company recognized $15.9 million of expense in equity in losses of unconsolidated subsidiaries in the consolidated statements of income.

GX Holdings. The company owned 100% of GX Holdings until June 2009, when GX Holdings issued additional shares to third-party investors reducing the company’s equity interest to 34%. In conjunction with the reduction in its equity interest, the company received reimbursement for its start-up costs. The company contributed $7.5 million to GX Holdings in the second quarter of 2009 and accounts for its investment under the equity method. GX Holdings is considered a variable interest entity under accounting guidance for variable interest entities. However, CME Group is not considered the primary beneficiary and therefore consolidation of this investment is not required.

IMAREX. CME Group acquired approximately 15% of IMAREX, headquartered in Oslo, Norway. The investment in IMAREX is accounted for as available-for-sale in accordance with accounting guidance regarding investments in debt and equity securities. In September 2009, CME Group determined that the investment in IMAREX was impaired due to an extended and significant decline in the market price of its stock. As a result, CME Group recognized an impairment charge of $22.4 million.

TMX Group Inc. CME Group acquired approximately 2% of TMX Group Inc., headquartered in Toronto, Ontario. The investment in TMX Group Inc. is accounted for as available-for-sale in accordance with accounting guidance regarding investments in debt and equity securities.

9. BUILDING TENANT LEASES

As a result of the mergers with CBOT Holdings and NYMEX Holdings, the company has acquired four buildings, three in Chicago and one in New York, with over 2.0 million square feet of commercial space. A portion of the space is utilized by the company as office space and for the trading floors. The remaining space is leased by third party tenants, including customers and shareholders, over terms ranging from one to eighteen years. The terms of the leases with customers and shareholders are consistent with terms for other third-party tenants.

Minimum future cash flows from rental revenue are as follows:

(in millions)	Minimum Rental Payments
2010	$30.9
2011	27.2
2012	24.0
2013	16.6
2014	11.7

10. OTHER ASSETS

Other assets consisted of the following at December 31:

(in millions)	2009	2008
BM&FBOVESPA common stock	$262.9	$262.9
TMX Group Inc. common stock	44.4	29.1
Bursa Derivatives common stock	25.7	—
IMAREX common stock	21.8	18.6
Other prepaid expenses	24.5	29.8
Deferred rental income	19.0	21.2
Cash surrender value of executive life insurance policies	11.4	11.4
Other long-term investments	10.2	5.6
DME Holdings common stock	6.3	34.1
Unamortized debt costs	4.1	5.6
Prepaid defined benefit plan assets (note 15)	0.2	5.4
CBOE exercise right privileges	—	36.6
Other	5.3	9.1

Total	$435.8	$469.4

The cash surrender values of executive life insurance policies reflect their fair values at December 31, 2009 and 2008.

11. DEBT

On February 10, 2009, CME Group completed a public offering of $750.0 million of 5.75% fixed rate notes due in 2014. Net proceeds from the offering were used to repay commercial paper borrowings backstopped by a 364-day revolving bridge facility.

Debt consisted of the following at December 31:

(in millions)	2009	2008
Short-term debt:
$250 million floating rate notes due August 2009, interest equal to 3-month LIBOR plus 0.20%, reset quarterly(1)	$—	$249.9
$300 million floating rate notes due August 2010, interest equal to 3-month LIBOR plus 0.65%, reset quarterly(2)	299.8	—

Total Short-Term Debt	$299.8	$249.9

Long-term debt:
$300 million floating rate notes due August 2010, interest equal to 3-month LIBOR plus 0.65%, reset quarterly(2)	$—	$299.5
Term loan due 2011, interest equal to 3-month LIBOR plus 1.00%, reset quarterly (3)	420.5	420.5
$750 million fixed rate notes due August 2013, interest equal to 5.40%	748.0	747.5
$750 million fixed rate notes due February 2014, interest equal to 5.75%	746.2	—
Commercial paper (4)	100.0	1,498.6

Total Long-Term Debt	$2,014.7	$2,966.1

(1)	In October 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.12% beginning with the interest accrued after November 6, 2008.
(2)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.92% beginning with the interest accrued after November 6, 2008.
(3)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with this facility so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008.
(4)	At December 31, 2008, this was the portion of commercial paper backed by a three-year senior credit facility and the 364-day revolving bridge facility. At December 31, 2009, this represented commercial paper backed by the three-year senior credit facility.

Commercial paper notes with an aggregate par value of $6.6 billion and maturities ranging from 1 to 94 days were issued during 2009. The weighted average discount rates for commercial paper outstanding at December 31, 2009 and December 31, 2008 were 0.24% and 2.61%, respectively. The weighted average balance, at par value, of commercial paper outstanding during 2009 and 2008 was $554.2 million and $604.7 million, respectively.

Long-term debt maturities, at par value, were as follows as of December 31, 2009:

(in millions)
2011	$520.5
2012	—
2013	750.0
2014	750.0

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

At December 31, 2009, the fair values of the $750.0 million fixed rate notes due 2013 and the $750.0 million fixed rate notes due 2014 were approximately $818.1 million and $819.8 million, respectively. Fair value was estimated using quoted market prices.

12. RESTRUCTURING

CBOT

In August 2007, subsequent to its merger with CBOT Holdings, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operational efficiencies. Restructuring efforts included reductions in employee positions, the closure of duplicate facilities and consolidation of trading and other technologies. Total restructuring costs of $29.6 million consisted primarily of severance and transitional payments and contract termination penalties. Payments for restructuring costs related to the merger with CBOT Holdings were substantially complete by July 2008. The company has recorded restructuring expense of $11.2 million under this plan through December 31, 2009.

NYMEX

In October 2008, subsequent to its merger with NYMEX Holdings, the company approved and initiated plans to restructure its operations in order to eliminate redundant costs and improve operational efficiencies. Restructuring efforts included reductions in employee positions and consolidation of trading and other technologies. Total restructuring costs of $46.8 million consisted primarily of severance and transitional payments and contract termination payments. Payments for restructuring costs related to the merger with NYMEX Holdings were substantially complete by August 2009. The company has recorded restructuring expense of $7.8 million under this plan through December 31, 2009.

The following is a summary of restructuring activity:

(in millions)	Planned Restructuring Costs	Interest on Deferred Payments	Accrued to Date	Total Cash Payments	Liability at December 31, 2009	Total Expected Payments
Severance and related costs—CBOT	$21.3	$0.1	$21.4	$(21.1)	$0.3	$21.4
Severance and related costs—NYMEX	36.6	—	36.6	(34.6)	2.0	36.6
Contract terminations—CBOT	7.9	0.3	8.2	(8.2)	—	8.2
Contract terminations—NYMEX	10.2	—	10.2	(10.2)	—	10.2

Total Restructuring	$76.0	$0.4	$76.4	$(74.1)	$2.3	$76.4

Restructuring expense may change as the company completes the execution of its current plans. Future increases in estimates, if any, will be recorded as operating expenses. Future decreases in estimates, if any, will be recorded as adjustments to goodwill.

13. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at December 31:

(in millions)	2009	2008
Accrued employee bonus	$35.9	$35.4
Accrued operating expenses	34.7	50.0
Debt interest payable	34.6	22.5
Derivative investment liability	19.3	7.2
Accrued salaries and benefits	17.4	16.7
Broker fee rebates	16.4	13.9
Accrued income taxes	15.2	1.4
Accrued real estate taxes	9.1	8.4
Unearned revenue	4.9	4.6
Accrued restructuring	2.3	32.9
Other	5.4	18.8

Total	$195.2	$211.8

14. INCOME TAXES

Income before income taxes and the income tax provision consisted of the following for the years ended December 31, 2009, 2008 and 2007:

(in millions)	2009	2008	2007
Income before income taxes:
Domestic	$1,438.0	$1,589.3	$1,119.5
Foreign	(0.5)	(341.3)	(23.7)

Total	$1,437.5	$1,248.0	$1,095.8

Income tax provision:
Current:
Federal	$536.9	$555.2	$396.3
State	126.5	92.6	91.6
Foreign	5.2	(0.2)	—

Total	668.6	647.6	487.9

Deferred:
Federal	9.3	(117.1)	(40.7)
State	(58.4)	3.3	(9.9)
Foreign	(7.8)	(1.3)	—

Total	(56.9)	(115.1)	(50.6)

Total Income Tax Provision	$611.7	$532.5	$437.3

Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	2009	2008	2007
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.7	5.7	4.8
Impact of NYMEX acquisition on existing deferred taxes	—	3.9	—
Impact of Illinois tax law change	—	(3.1)	—
Impact of New York City tax law change	(2.7)	—	—
Increase in domestic valuation allowance	4.5	—	—
Other, net	0.1	1.2	0.1

Effective Tax Rate	42.6%	42.7%	39.9%

At December 31, deferred tax assets (liabilities) consisted of the following:

(in millions)	2009	2008
Net Current Deferred Tax Assets:
Unrealized loss on investments	$10.0	$49.9
Stock-based compensation	4.8	30.4
Accrued expenses and other	9.0	15.2

Net Current Deferred Tax Assets	$23.8	$95.5

Net Non-Current Deferred Tax Assets:
Domestic unrealized loss on investment in BM&FBOVESPA	$145.9	$144.9
Foreign losses	152.0	143.6
Stock-based compensation	32.0	—
Deferred compensation	11.3	10.9
Unrealized loss on securities	54.0	10.4
Accrued expenses and other	51.5	24.0

Subtotal	446.7	333.8
Valuation allowance	(264.4)	(168.3)

Total non-current deferred tax assets	182.3	165.5

Non-Current Deferred Tax Liabilities:
Purchase intangible assets	(7,773.2)	(7,833.7)
Property	(55.0)	(60.1)

Total non-current deferred tax liabilities	(7,828.2)	(7,893.8)

Net Non-Current Deferred Tax Liabilities	$(7,645.9)	$(7,728.3)

A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. A valuation allowance has been provided as of December 31, 2009 and 2008 for net operating loss carryforwards obtained through the acquisition of Swapstream and for net operating losses generated by those operations subsequent to the acquisition. In addition, a valuation allowance has been provided as of December 31, 2009 and 2008 for the unrealized capital losses incurred in Brazil. During the years ended December 31, 2009 and 2008, the company also recorded a partial valuation allowance on its domestic unrealized capital losses. The valuation allowance was recorded for the excess of the unrealized capital losses over the unrealized capital gains of the company.

At December 31, 2009, 2008 and 2007, the company had gross unrecognized tax benefits of $42.6 million, $21.5 million and $9.7 million, respectively. Net of the tax impact in other jurisdictions, these unrecognized tax benefits were $33.5 million, $14.7 million and $6.7 million, respectively, and would be recorded as a net reduction to income tax expense if recognized in the future. Total interest and penalties related to uncertain tax positions were $8.7 million, $6.7 million and $2.8 million at December 31, 2009, 2008 and 2007, respectively. During the years ended December 31, 2009, 2008 and 2007, interest and penalties of $2.4 million, $2.2 million and $1.5 million, respectively, were recognized in the consolidated statements of income. Given the current status of the various examinations in progress, the company does not believe that it is reasonably possible that its unrecognized tax benefits will change significantly within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2009	2008	2007
Balance as of January 1	$21.5	$9.7	$5.4
Unrecognized tax benefits acquired at dates of mergers	9.7	1.6	2.3
Additions based on tax positions related to the current year	6.7	5.9	2.5
Additions for tax positions of prior years	8.1	7.2	0.5
Reductions for tax positions of prior years	(1.2)	(1.7)	(1.0)
Settlements with taxing authorities	(2.2)	(1.2)	—

Balance as of December 31	$42.6	$21.5	$9.7

The company is subject to U.S. federal income tax as well as income taxes in Illinois and multiple other state, local and foreign jurisdictions. Substantially all federal and state income tax matters have been concluded through 2005 and 2004, respectively.

15. EMPLOYEE BENEFIT PLANS

Pension Plans. CME Group maintains a non-contributory defined benefit cash balance pension plan for eligible employees. CME’s plan provides for a contribution to the cash balance account based on age and earnings and includes salary and cash bonuses in the definition of earnings. Employees who have completed a continuous 12-month period of employment and have reached the age of 21 are eligible to participate. Participant cash balance accounts receive an interest credit equal to the greater of the one-year constant maturity yield for U.S. Treasury notes or 4.0%. Participants become vested in their accounts after three years of service. Prior to December 31, 2008, CME Group also maintained a non-contributory defined benefit pension plan for the former CBOT employees. The benefits payable under the CBOT pension plan were based primarily on years of service and the employees’ average compensation levels. Effective December 31, 2008, the CBOT plan was merged into the CME plan. In addition, NYMEX employees are eligible to participate in the combined plan effective January 1, 2009. The measurement date used for the plan is December 31.

Information regarding the aggregate status and activity of the plans is indicated below:

(in millions)	2009	2008
Change in Project Benefit Obligation:
Benefit obligation at the beginning of the year	$88.4	$90.0
Service cost	9.7	8.2
Interest cost	5.9	5.6
Actuarial gain (loss)	8.8	0.2
Benefits paid	(5.3)	(15.6)

Project Benefit Obligation at End of Year	$107.5	$88.4

The aggregate accumulated benefit obligation at December 31, 2009 and 2008 was $93.1 million and $74.2 million, respectively.

(in millions)	2009	2008	2007
Change in Plan Assets:
Fair value of plan assets at beginning of year	$93.8	$97.9	$50.5
Fair value of CBOT’s plan assets at July 12, 2007	—	—	43.4
Actual return on plan assets	10.7	(19.5)	0.7
Employer contributions	8.5	31.0	9.2
Benefits paid	(5.3)	(15.6)	(5.9)

Fair Value of Plan Assets at End of Year	$107.7	$93.8	$97.9

The fair value of each major category of plan assets as of December 31 is indicated below. According to the hierarchy defined by the accounting guidance on fair value measurement, the assets are classified in their entirety based on the lowest level of input that is significant to each asset or liability’s fair value measurement. Level 1 assets are valued using unadjusted market prices for identical assets in active markets based on the valuation date. Valuation techniques for level 2 assets use significant observable inputs such as quoted prices for similar assets, quoted market prices in inactive markets and other inputs that are observable or can be supported by observable market data.

(in millions)	2009	2008
Level 1:
Mutual Funds:
Fixed income	$6.1	$5.7
Level 2:
Money market funds	40.5	55.1
Mutual funds:
U.S. equity	27.4	16.1
Foreign equity	10.8	6.1
Fixed income	19.5	8.7
Commodity	3.4	2.1

Total	$107.7	$93.8

At December 31, 2009 and 2008, the fair value of pension plan assets exceeded the projected benefit obligation by $0.2 million and $5.4 million, respectively. This excess was recorded as a non-current pension asset.

The funding goal for the exchange is to have its pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2009 assumptions have been used to project the liabilities and assets from December 31, 2009 to December 31, 2010. The result of this projection is that estimated liabilities would exceed the fair value of the plan assets at December 31, 2010 by approximately $14.3 million. Accordingly, it is estimated that a $14.3 million contribution in 2010 will allow the company to meet its funding goal.

The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate are indicated below:

(in millions)	2009	2008	2007
Components of Net Pension Expense:
Service cost	$9.7	$8.2	$6.9
Interest cost	5.9	5.6	4.3
Expected return on plan assets	(7.0)	(7.0)	(5.2)
Recognized net actuarial loss	2.7	0.4	0.1

Net Pension Expense	$11.3	$7.2	$6.1

Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	5.70%	6.10%	6.10%
Rate of compensation increase	5.00	5.00	5.00
Cash balance interest crediting rate	4.00	4.10	4.10
Assumptions Used to Determine Net Pension Expense:
Discount rate	6.10%	6.10%	6.20%
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.00	8.00	8.00
Interest crediting rate	4.00	4.10	4.10

The discount rate for the plan is determined based on an interest rate yield curve. The yield curve is comprised of bonds with a rating of Aaa and Aa and maturities between zero and thirty years. The expected annual benefit cash flows for the plan are discounted to develop a single-point discount rate by matching the plan’s expected payout structure to such yield curve.

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

The overall objective of the plan is to meet required long-term rates of return in order to meet future benefit payments. The component of the investment policy for the plan that has the most significant impact on returns is the asset mix. The asset mix has a minimum and maximum range depending on asset class. The plan assets are diversified to minimize the risk of large losses by any one or more individual assets. Such diversification is accomplished, in part, through the selection of asset mix and investment management. The asset allocation for the plan, by asset category, at December 31 was as follows:

	2009	2008
Money market funds	37.6%	58.7%
U.S. equity	25.4	17.2
Fixed income	23.8	15.4
Foreign equity	10.0	6.5
Commodity	3.2	2.2

As the company reassessed its investment allocation, it held a higher than normal balance in money market funds beginning at the end of 2008 through 2009. As of December 31, 2009, the money market balance remained in the portfolio as the company was still in the process of finalizing its target asset allocation for 2010.

According to the plan’s investment policy, the plan is not allowed to invest in securities that compromise independence, short sales of securities directly owned by the plan, securities purchased on margin or other uses of borrowed funds, derivatives not used for hedging purposes, restricted stock or illiquid securities or any other transaction prohibited by employment laws. If the plan directly invests in short-term and long-term debt obligations, the investments are limited to obligations rated at the highest rating category by Standard & Poor’s (S&P) or Moody’s.

A modification to the plan’s target investment allocation was approved in the fourth quarter of 2009 and will be implemented during 2010. This modification was the result of an asset allocation review that was performed to determine the target mix that would best support the plan’s funding goals and resulted in a revised investment policy. During 2010, the company will migrate its investment mix toward the target allocation. The range of target allocation percentages to be implemented in 2010 is as follows:

	Minimum	Maximum
U.S. equity	23.5%	35.0%
Foreign equity	23.5	35.0
Fixed income	33.0	45.0
Commodity	2.0	8.0

The balance and activity of the prior service costs and actuarial losses, which are included in accumulated other comprehensive income (loss), are as follows:

(in millions)	Prior Service Costs	Actuarial Loss
Balance at January 1, 2009	$0.2	$33.1
Unrecognized loss	—	5.1
Recognized as a component of net pension expense	—	(2.7)

Balance at December 31, 2009	$0.2	$35.5

The company expects to amortize $2.3 million of actuarial loss from accumulated other comprehensive income (loss) into net periodic benefit costs in 2010.

At December 31, 2009, anticipated benefit payments from the plan in future years are as follows:

(in millions)	Year
2010	$7.2
2011	8.0
2012	9.0
2013	9.5
2014	10.5
2015-2019	65.0

Other Post-Retirement Benefit Plan. In conjunction with the NYMEX Holdings merger, CME Group assumed the obligation for the post-employment and post-retirement benefit plans for legacy and former NYMEX employees. The post-employment plan offers benefits to employees after employment but before retirement. Post-employment benefits include both short-term disability income benefits and long-term disability related health benefits. CME Group accrues for these future post-employment benefits, which are funded as payments become due. The post-retirement plan offers certain health care and life insurance benefits for qualifying retired employees of NYMEX. Certain legacy employees of NYMEX who met the specified age and years of service criteria by December 31, 2008, or who met the criteria before their transitional assignment was completed, were grandfathered into the post-retirement plan. The plan has been closed to new participants. CME Group funds the benefit costs as payments become due. At December 31, 2009 and 2008, the projected benefit obligation of these plans was $4.4 million and $4.3 million, respectively. The plan’s net periodic benefit cost was $0.3 million in 2009 and $0.1 million for the period August 23 through December 31, 2008.

CME Group also maintains a post-retirement benefit plan for legacy and former CBOT employees. Employees retiring from CBOT on or after age 55, who have at least ten years of service, or after 65 with five years of service, are entitled to post-retirement medical benefits. Effective January 1, 2008, the plan was closed to new participants. CME Group funds benefit costs as payments become due. The measurement date of plan obligations is December 31. At December 31, 2009 and 2008, the projected benefit obligation of the plan was $4.6 million and $4.7 million, respectively. The plan’s net periodic benefit cost was $0.3 million in 2009, $0.2 million in 2008 and $0.2 million for the period July 13 through December 31, 2007.

Savings Plan. CME maintains a savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby all U.S. employees are participants and have the option to contribute to this plan. CME matches employee contributions up to 3% of the employee’s base salary and may make additional discretionary contributions of up to 2% of base salary. Effective January 1, 2008, the qualified savings plan for CBOT employees was merged into the CME plan. Aggregate expense for the savings plans amounted to $4.5 million, $4.3 million and $3.7 million in 2009, 2008 and 2007, respectively.

NYMEX maintained a defined contribution plan that incorporated a deferred salary arrangement under Section 401(k) of the Internal Revenue Code to all eligible legacy NYMEX domestic employees. Employee contributions were matched up to a maximum of 3% of salary. In addition, annual contributions ranging from 2% to 7% were made based upon tenure for each eligible plan member. The cost of these contributions totaled $0.8 million for the period August 23 through December 31, 2008. As of January 1, 2009, NYMEX’s plan was merged with CME’s plan for U.S. employees. No further contributions were made to the NYMEX plan after that date.

CME London-based employees are eligible to participate in a defined contribution plan. The plan provides for company contributions of 10% of earnings and does not have any vesting requirements. Salary and cash bonuses paid are included in the definition of earnings. Total expense for the London defined contribution benefit plan was $0.7 million, $0.7 million and $0.6 million in 2009, 2008 and 2007, respectively.

CME Non-Qualified Plans. The following non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf, are maintained by CME. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the exchange and totaled $23.4 million and $17.2 million at December 31, 2009 and 2008, respectively. Although the value of the plans is recorded as an asset in the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense.

Supplemental Savings Plan—CME maintains a supplemental savings plan to provide benefits for employees who have been impacted by statutory limits under the provisions of the qualified pension and savings plans. All CME employees hired prior to January 1, 2007 are immediately vested in their supplemental plan benefits. All CME employees hired on or after January 1, 2007 are subject to the vesting requirements of the underlying qualified plans. Total expense for the supplemental plan was $0.7 million, $1.3 million and $0.9 million for 2009, 2008 and 2007, respectively.

Deferred Compensation Plan—A deferred compensation plan is maintained by CME, under which eligible officers and members of the board of directors may contribute a percentage of their compensation and defer income taxes thereon until the time of distribution.

CBOT Supplemental Retirement Plan. CME Group maintains a non-qualified supplemental retirement plan for former officers of CBOT Holdings who elected to participate in the plan. The liability for this plan, which amounted to $1.1 million and $1.4 million as of December 31, 2009 and 2008, respectively, is funded by life insurance policies on the lives of the participating employees. There is a trust established for the purpose of administering this non-qualified plan.

NYMEX Non-Qualified Plans. As part of the merger with NYMEX Holdings, CME Group assumed the obligation for the non-qualified deferred compensation plan for key employees of NYMEX. The plan allowed for matching and regular year-end contributions to the deferred plan. Matching and year-end contribution percentages followed the same guidelines as the NYMEX defined contribution plan. It is intended to be unfunded and, therefore, all compensation deferred under the deferred plan is held by CME Group. At December 31, 2009 and 2008, the liability for the deferred plan was $2.2 million and $1.9 million, respectively. The total assets for the plan, which are subject to the claims of general creditors, were $2.2 million and $1.9 million at December 31, 2009 and 2008, respectively. This plan was frozen as of December 31, 2008 to new participant contributions or employer contributions.

NYMEX Members’ Retirement Plan and Benefits. NYMEX maintained a retirement and benefit plan under the Commodities Exchange, Inc. (COMEX) Members’ Recognition and Retention Plan (MRRP). This plan provides benefits to certain members of the COMEX division based on long-term membership, and participation is limited to individuals who were COMEX division members prior to NYMEX’s acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of this acquisition. Under the terms of the MRRP, the company is required to fund the plan with a minimum annual contribution of $400,000 until it is fully funded. All benefits to be paid under the MRRP are based on reasonable actuarial assumptions which are based upon the amounts that are available and are expected to be available to pay benefits. Total contributions to the plan were $0.8 million in 2009 and $0.8 million for the period August 23 through December 31, 2008. At December 31, 2009 and 2008, the total obligation for the MRRP totaled $20.5 million and $20.1 million, respectively. Assets with a fair value of $14.4 million and $13.1 million have been allocated to this plan at December 31, 2009 and 2008. respectively.

16. OTHER LIABILITIES

Other liabilities consisted of the following at December 31:

(in millions)	2009	2008
Accrued federal and state tax	$51.3	$28.2
Deferred rent	49.9	27.9
Post-retirement and non-qualified benefit plans	29.5	29.0
Non-qualified deferred compensation plans	25.6	19.1
Derivative contracts	7.0	25.9
Other	2.5	2.6

Total	$165.8	$132.7

17. COMMITMENTS

Operating Leases. CME Group has commitments under operating leases for certain facilities that are accounted for in accordance with accounting guidance on leases. In July 2008, the company renegotiated the operating lease for its headquarters at 20 South Wacker Drive in Chicago. The lease, which has an initial term ending on November 30, 2022, contains two consecutive renewal options for seven and ten years and a contraction option which allows the company to reduce its occupied space after November 30, 2018. In addition, the company may exercise a lease expansion option in December 2012 and in December 2017. Annual minimum rental payments under the headquarters operating lease range from $5.1 million to $12.9 million.

In August 2006, CME Group entered into an operating lease for additional office space in Chicago. The initial lease term, which became effective on August 10, 2006, terminates on November 30, 2023. The lease contains two 5-year renewal options beginning in 2023. Annual minimum rental payments for this lease range from $3.8 million to $5.6 million.

CME Group maintains two operating leases for office space in London. The first lease became effective on August 4, 2004 and will terminate on August 1, 2014. Annual minimum rental payments range from $0.6 million to $1.1 million. The second lease became effective on October 19, 2006 and will terminate on March 1, 2019. However, CME Group has an option to terminate the lease without penalty on December 25, 2011. Annual minimum rental payments are $1.0 million.

In August 2008, CME Group began to maintain the NYMEX Holdings lease agreement due to the NYMEX merger. In May 1995, NYMEX Holdings signed a ground lease (expiring June 2069, with an option to terminate without penalty on June 2012) with Battery Park City Authority (BPCA) for the site where it constructed its headquarters and trading facility. Annual minimum rental payments range from $0.5 million to $2.5 million. The lease establishes payments in lieu of taxes (PILOTs) due to New York City. PILOTs are entirely abated until May 17, 2015 for the trading floor of the facility.

Leases for other locations where CME Group maintains space expire at various times from 2012 to 2014 with annual minimum rentals that will not exceed $4.2 million in any year.

Total rental expense, including equipment rental, was $33.7 million in 2009, $36.2 million in 2008 and $31.4 million in 2007.

Other Commitments. Commitments include contractual obligations as well as other liabilities that are non-cancelable. Contractual obligations totaled $48.7 million at December 31, 2009 and relate primarily to software licenses, hardware and maintenance as well as telecommunication services. Other liabilities totaled $39.0 million at December 31, 2009 and primarily include security deposits and derivative contracts.

Future minimum obligations under non-cancelable operating leases, contractual obligations and other liabilities in effect at December 31, 2009 are payable as follows (in millions):

Year	Operating Leases	Contractual Obligations	Other Liabilities	Total
2010	$20.0	$19.9	$39.0	$78.9
2011	21.6	12.7	—	34.3
2012	20.7	8.1	—	28.8
2013	20.0	4.0	—	24.0
2014	19.0	4.0	—	23.0
Thereafter	133.7	—	—	133.7

Total	$235.0	$48.7	$39.0	$322.7

Licensing Agreements. CME Group has various licensing agreements including agreements with S&P, NASDAQ OMX Group, Inc. (NASDAQ OMX) and Dow Jones relating to certain equity index products. The license agreement with S&P provides that the S&P 500 Index futures and options will be exclusive through December 31, 2016 as long as certain volume requirements are met. In 2008, the company extended its license agreement with NASDAQ OMX, which is exclusive with respect to futures and options on futures contracts based on certain NASDAQ OMX indexes through October 9, 2019.

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

Other Agreements. In 1994, NYMEX entered into a letter of intent with BPCA, New York Economic Development Corporation (EDC) and Empire State Development Corporation (ESDC) to construct a new trading facility and office building on a site in Battery Park City. By agreement dated May 18, 1995, the EDC and ESDC agreed to provide funding of $128.7 million to construct the facility. NYMEX is liable for liquidated damages on a declining scale if it violates terms of the occupancy agreement at any time prior to 15 years from the date of occupancy, July 7, 1997. Such a violation could also potentially trigger a cross default under the ground lease described in operating leases.

In 2002, NYMEX entered into an agreement and received a $5.0 million grant from ESDC. This agreement requires NYMEX to maintain certain annual employment levels, and the grant is subject to recapture amounts, on a declining scale, through January 1, 2012.

18. CONTINGENCIES

Legal Matters. On October 14, 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc. filed suit against CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking a preliminary injunction and treble damages. In December 2003, CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. In September 2004, the judge granted CBOT’s and CME’s motions to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. In March, 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. On June 6, 2005, CME and CBOT filed a motion to dismiss the complaint. On August 25, 2005, the judge denied the joint CME/CBOT motion to dismiss. In April 2007, CME and CBOT filed two joint motions for summary judgment. The company is currently awaiting the court’s decision on the motions. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

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

In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters will not have a material adverse affect on its consolidated financial position or results of operations.

Intellectual Property Indemnifications. Certain agreements with customers and other third parties related to accessing the CME Globex platform, the CME ClearPort platform, and/or the Clearing 21 platform; utilizing market data services, and licensing CME SPAN software may contain indemnifications from intellectual property claims that may be made against them as a result of their use of the applicable products and/or services. The potential future claims relating to these indemnifications cannot be estimated and, therefore, no liability has been recorded.

19. GUARANTEES

Mutual Offset Agreement. CME and SGX have a mutual offset agreement with a current term through October 2010. The term of the agreement will automatically renew for a one year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At December 31, 2009, CME was contingently liable to SGX on irrevocable letters of credit totaling $83.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and security deposits of the defaulting clearing firm.

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

Cross-margin agreements exist with CME and FICC and LCH whereby the clearing firms’ offsetting positions with CME are subject to reduced margin requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC or CME and LCH, as applicable, each clearing house may reduce the firm’s performance bond requirement. In the event of a firm default, the total liquidation net gain or loss on the firm’s offsetting open positions and the proceeds from the liquidation of the performance bond collateral held by each clearing house’s supporting offsetting positions are divided evenly between CME and the applicable clearing house. Effective February 2010, the LCH agreement was terminated.

Additionally, for the FICC and LCH cross-margin agreements, if, after liquidation of all the positions and collateral of the defaulting firm at each respective clearing organization, and taking into account any cross- margining loss sharing payments, any of the participating clearing organizations has a remaining liquidating surplus, and any other participating clearing organization has a remaining liquidating deficit, any additional surplus from the liquidation will be shared with the other clearing houses to the extent that they have a remaining liquidating deficit. Any remaining surplus funds will be passed to the bankruptcy trustee.

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

20. DERIVATIVE INSTRUMENTS

The company mitigates certain financial exposures to interest rate risk and foreign currency exchange rate risk through the use of derivative financial instruments as part of its risk management program. The company does not use derivative instruments for trading purposes. All derivatives have been designated as cash flow hedges.

The fair value of derivative instruments and their location in the consolidated balance sheets at December 31 were as follows:

		Fair Value
(in millions)	Location	2009	2008
Interest rate contracts	Other current liabilities	$19.3	$7.2
Interest rate contracts	Other liabilities	7.0	25.9

Total Derivatives		$26.3	$33.1

The effect of derivative instruments on the consolidated statements of income and consolidated statements of shareholders’ equity for the years ended December 31 were as follows:

	Gains (Losses) Recognized in OCI		Gains (Losses) Reclassified from Accumulated OCI			Gains (Losses) Recognized in Income
(in millions)	2009	2008	Location	2009	2008	Location	2009	2008
Interest rate contracts	$12.2	$(34.3)	Interest and other borrowing costs	$(21.0)	$1.1	Gains (losses) on derivative investments	$ —	$ —
Foreign exchange contracts	—	—	Gains (losses) on derivative investments	—	—	Gains (losses) on derivative investments	—	(5.9)

Total Derivatives	$12.2	$(34.3)		$(21.0)	$1.1		$ —	$(5.9)

Interest Rate Derivatives. In connection with the issuance of floating rate debt in August and October 2008, the company entered into three interest rate swap contracts, designated as cash flow hedges, for purposes of hedging against a change in interest payments due to fluctuations in the underlying benchmark rate. These swaps are highly effective.

To mitigate counterparty credit risk, the interest rate swap contracts require collateralization by both counterparties for the swaps’ aggregate net fair value. Collateral, which is maintained in the form of cash, is adjusted and transferred on a daily basis.

Foreign Currency Derivatives. In connection with its purchase of BM&FBOVESPA stock in February 2008, CME Group purchased a put option to hedge against changes in the fair value of BM&FBOVESPA stock resulting from foreign currency rate fluctuations between the U.S. dollar and the Brazilian real (BRL) beyond the option’s exercise price. Lehman Brothers Special Financing Inc. (LBSF) was the sole counterparty to this option contract. On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman was an event of default that gave the company the right to immediately terminate the put option agreement with LBSF. To mitigate credit risk, the derivative agreement required CME Group’s counterparty to collateralize substantially all of the option’s fair value with cash or U.S. Treasury securities. Upon termination of the option agreement, the company recognized a loss of $2.0 million due to the shortfall in collateralization.

The BM&FBOVESPA stock is currently carried at cost due to restrictions on CME Group’s ability to sell the stock. The company has not re-established a hedge against changes in fair value of the stock resulting from foreign currency exchange rate fluctuations.

During 2008, the company recognized a loss of $5.9 million due to the changes in the fair value of this option contract.

21. CAPITAL STOCK

Shares Outstanding. The following table presents information regarding capital stock:

	December 31,
(in thousands)	2009	2008
Shares authorized	1,000,000	1,000,000
Class A common stock	66,511	66,417
Class B-1 common stock	0.6	0.6
Class B-2 common stock	0.8	0.8
Class B-3 common stock	1.3	1.3
Class B-4 common stock	0.4	0.4

CME Group has no shares of preferred stock issued and outstanding.

On August 1, 2007, CME Group commenced a fixed price tender offer for up to 6.3 million shares of its Class A common stock (including the associated preferred stock purchase rights) at a price of $560 per share. The tender offer was completed on September 5, 2007 and CME Group accepted for purchase 1.7 million shares of its Class A common stock (including associated preferred stock purchase rights), representing approximately 3% of the Class A common stock outstanding at the time of purchase.

Associated Trading Rights. Members of CME, CBOT, NYMEX and COMEX own or lease trading rights which entitle them access to the trading floors, discounts on trading fees and the right to vote on certain exchange matters as provided for by the rules of the particular exchange and CME Group’s or the subsidiaries’ organizational documents. Each class of CME Group Class B common stock is associated with a membership in a specific division for trading at CME. A CME trading right is a separate asset that is not part of or evidenced by the associated share of Class B common stock of CME Group. The Class B common stock of CME Group is intended only to ensure that the Class B shareholders of CME Group retain rights with respect to representation on the board of directors and approval rights with respect to the core rights described below.

Trading rights at CBOT are evidenced by Class B memberships in CBOT, at NYMEX by Class A memberships in NYMEX and at COMEX by COMEX Division Memberships in COMEX. Members of the CBOT, NYMEX and COMEX exchanges do not have any rights to elect members of the board of directors and are not entitled to receive dividends or other distributions on their memberships. The company is, however, required to have at least 10 CBOT directors (as defined by its bylaws) until its 2012 annual meeting.

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

Election of Directors. The CME Group Board of Directors is currently comprised of 32 members, including 10 CBOT directors (as defined by its bylaws). Until CME Group’s 2012 annual meeting, its board must include at least 10 CBOT directors. Holders of Class A and Class B common stock have the right to vote together in the election of 26 directors. Holders of Class B-1, Class B-2 and Class B-3 common stock have the right to elect six directors, of which three are elected by Class B-1 shareholders, two are elected by Class B-2 shareholders and one is elected by Class B-3 shareholders.

Dividends. Holders of Class A and Class B common stock of CME Group are entitled to receive proportionately such dividends, if any, as may be declared by the CME Group board of directors.

Ownership Requirements. As of December 31, 2009, each clearing firm clearing only CME, CBOT or NYMEX products was required to own 8,000 shares of Class A common stock in addition to the requisite number of exchange memberships at the exchange in which the firm is seeking status as a clearing firm. For firms clearing products at two exchanges, the Class A common stock ownership requirement was 12,000 shares and for firms clearing at all exchanges, the requirement was 16,000 shares. The total Class A common stock held by our clearing firms pursuant to this requirement was 1.4 million shares at December 31, 2009.

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

CME Group Omnibus Stock Plan. CME Group has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 8.0 million Class A shares have been reserved for awards under the plan. Awards totaling 3.6 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2009 (note 22).

CBOT Holdings Long-Term Equity Incentive Plan. In connection with the merger with CBOT Holdings, CME Group assumed CBOT Holdings’ 2005 Long-Term Equity Incentive Plan. Under the plan, stock-based awards may be made to certain directors, officers and other key employees or individuals. A total of 0.4 million shares have been reserved for awards under the plan. In connection with receiving shareholder approval to increase the amount of authorized shares under the Omnibus Stock Plan in May 2009, the company undertook to freeze future awards under this plan. As a result, 0.3 million shares that remained authorized for future awards under this plan were frozen.

NYMEX Holdings Omnibus Long-Term Incentive Plan. In connection with the merger with NYMEX Holdings, CME Group assumed NYMEX Holdings’ 2006 Omnibus Long-Term Incentive Plan. Under the plan, stock-based awards may be made to any director, officer or employee of the company and other key individuals providing services to the company. A total of 1.0 million shares have been reserved for awards under the plan. In connection with receiving shareholder approval to increase the amount of authorized shares under the Omnibus Stock Plan in May 2009, the company undertook to freeze future awards under this plan. As a result, 0.7 million shares that remained authorized for future awards under this plan were frozen.

Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. A total of 125,000 Class A shares have been reserved under this plan, and approximately 27,000 shares have been awarded through December 31, 2009.

Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. A total of 40,000 Class A shares have been reserved under this plan, of which approximately 15,000 shares have been purchased through December 31, 2009 (note 22).

Share Repurchases. In June 2008, CME Group was authorized by its board of directors to pursue new initiatives to return capital to shareholders. The initiatives included a share buyback program of up to $1.1 billion of CME Group Class A common stock, subject to market conditions through December 2009. The board’s authorization permitted the repurchase of shares through the open market, an accelerated program, a tender offer or privately negotiated transactions. The company repurchased shares pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act of 1934. The share repurchase plan did not obligate CME Group to repurchase any specific dollar amount or number of shares of its Class A common stock.

In January 2009, the company purchased approximately 139,000 shares at an average price of $195 per share for a total cost of $27.0 million. Subsequently, the company suspended its share repurchase program. The number of shares purchased under the program since inception was 922,000 shares at an average price per share of $272 for a total cost of $250.8 million.

22. STOCK-BASED PAYMENTS

CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 8.0 million Class A shares have been reserved for awards under the plan. Awards totaling 3.6 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2009. Awards granted since 2003 until 2009 generally vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. Beginning in 2009, awards granted generally vest over a four-year period, with 25% vesting one year after the grant date and on that same date in each of the following three years.

Total compensation expense for stock-based payments was $33.4 million for the year ended December 31, 2009, $37.6 million for the year ended December 31, 2008, and $22.9 million for the year ended December 31, 2007. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $13.4 million, $15.1 million and $9.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Excluding estimates of future forfeitures, at December 31, 2009, there was $64.9 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. That expense is expected to be recognized over a weighted average period of 2.2 years.

In 2009, the company granted employees stock options totaling 175,980 shares under the Omnibus Stock Plan. The options have a ten-year term with exercise prices ranging from $195 to $332, the closing market prices on the grant dates. The fair value of these options totaled $20.6 million, measured at the grant dates using the Black-Scholes valuation model, which is recognized as compensation expense on an accelerated basis over the vesting period.

The Black-Scholes fair value of each option grant was calculated using the following assumptions:

Grant Date
	2009	2008	2007
Dividend yield	1.4% - 2.4%	1.0% - 2.3%	0.5% - 0.7%
Expected volatility	44.8% - 48.8%	43.6% - 50.2%	25.4% - 32.9%
Risk-free interest rate	2.4% - 3.2%	1.6% - 3.9%	3.9% - 5.1%
Expected life	6.2 to 6.5 years	6.5 years	6.5 years

The dividend yield was calculated by dividing that year’s expected quarterly dividends by the market price of the stock at the dates of grant. Until December 2008, expected volatility was determined using a weighted-average implied volatility of traded options on the company’s stock. Historical volatility was evaluated, but it was determined that implied volatility was a better measure of expected future volatility. Beginning December 2008, a weighting of implied and historical volatility was used to estimate expected future volatility. The risk-free rate was based on the U.S. Treasury yield in effect at the time of each grant. The expected life of options granted has been determined using the simplified method as outlined in guidance from the Securities and Exchange Commission.

The following table summarizes stock option activity for 2009:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,131,985	$300
Granted	175,980	281
Exercised	(124,486)	177
Cancelled	(112,266)	353

Outstanding at December 31, 2009	1,071,213	305

Exercisable at December 31, 2009	584,376	250

The weighted average grant date fair value of options granted during the years 2009, 2008, and 2007 was $117, $174 and $197 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $14.6 million, $31.9 million and $140.9 million, respectively.

Stock options outstanding at December 31, 2009 had a weighted average remaining contractual life of 7 years and an aggregate intrinsic value of $91.6 million. Stock options exercisable at December 31, 2009 had a weighted average remaining contractual life of 5 years and an aggregate intrinsic value of $76.6 million.

In 2009, the company granted 83,641 shares of restricted Class A common stock which generally have a vesting period of 1 to 5 years. The fair value related to these grants was $23.9 million, which is recognized as compensation expense on an accelerated basis over the vesting period. On December 15, 2009, the company granted 1,974 performance shares. The vesting of these shares is contingent on meeting stated goals over a performance period.

The following table summarizes restricted stock activity for 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	54,235	$316
Granted	83,641	286
Vested	(15,609)	451
Cancelled	(7,564)	379

Outstanding at December 31, 2009	114,703	279

The total fair value of restricted stock that vested during the years ended December 31, 2009, 2008 and 2007, was $6.2 million, $2.5 million and $3.8 million, respectively.

Eligible employees may acquire shares of CME Group’s Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the NASDAQ. Compensation expense is recognized on the date of purchase for the discount from the closing price. In 2009, 2008 and 2007, a total of 4,402, 5,600 and 2,103 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.1 million for the purchase discount was recognized in 2009, 2008 and 2007, respectively.

Non-executive directors receive an annual award of Class A common stock with a value equal to $75,000. Non-executive directors may also elect to receive some or all of the cash portion of their annual stipend in shares of stock based on the closing price at the date of distribution up to $25,000. As a result, 11,674, 5,509 and 4,072 shares of Class A common stock were issued to non-executive directors during 2009, 2008 and 2007, respectively. These shares are not subject to any vesting restrictions. Expense of $2.5 million, $2.4 million and $1.8 million related to these stock-based payments was recognized for the years ended December 31, 2009, 2008 and 2007, respectively.

23. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(in millions)	Net Unrealized Gain (Loss) On Securities	Net Unrealized Gain (Loss) on Derivatives	Actuarial Gain (Loss) on Defined Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2006	$(1.6)	$—	$(1.8)	$0.4	$(3.0)
Change	1.9	—	(2.4)	0.4	(0.1)

Balance at December 31, 2007	0.3	—	(4.2)	0.8	(3.1)
Change	(25.3)	(20.8)	(15.4)	(95.7)	(157.2)

Balance at December 31, 2008	(25.0)	(20.8)	(19.6)	(94.9)	(160.3)
Change	25.4	7.5	(1.4)	2.6	34.1

Balance at December 31, 2009	$0.4	$(13.3)	$(21.0)	$(92.3)	$(126.2)

24. FAIR VALUE MEASUREMENTS

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

In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities, securities lending collateral and equity investments. Level 1 assets generally include U.S. Treasury securities and exchange-traded mutual funds, and publicly-traded equity securities. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Assets included in level 2 consist primarily of U.S. Government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. Level 3 assets generally include certain corporate bonds and asset-backed securities. There were no level 3 assets that were valued on a recurring basis as of December 31, 2009. These assets are typically valued using valuation models with inputs that are both observable and unobservable. The unobservable inputs used in these models are significant to the fair value of the assets and require management’s judgment.

The company determined the fair value of its interest rate swap contracts, considered level 2 assets, using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves.

The fair value of the liability for the guarantee of ERPs was derived using probability-weighted Black-Scholes option values for various scenarios. The liability was included in level 3 because management used significant unobservable inputs including probability, expected return and volatility factors to determine the fair value.

Financial assets and liabilities recorded in the consolidated balance sheet as of December 31, 2009 were classified in their entirety based on the lowest level of input that was significant to each asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

	As of December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$5.1	$—	$—	$5.1
Mutual funds	23.4	—	—	23.4
Corporate bonds	—	0.1	—	0.1
Municipal bonds	—	4.7	—	4.7
Asset-backed securities	—	3.4	—	3.4
U.S. Government agency securities	—	5.9	—	5.9

Total	28.5	14.1	—	42.6
Equity investments	66.2	—	—	66.2

Total Assets at Fair Value	$94.7	$14.1	$—	$108.8

Liabilities at Fair Value:
Interest rate swap contracts	$—	$26.3	$—	$26.3

Total Liabilities at Fair Value	$—	$26.3	$—	$26.3

	As of December 31, 2008
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$284.8	$—	$—	$284.8
Mutual funds	17.2	—	—	17.2
Municipal bonds	—	5.3	—	5.3
U.S. Government agency securities	—	2.8	—	2.8

Total	302.0	8.1	—	310.1
Securities lending collateral:
Corporate bonds	—	400.6	—	400.6
Asset-backed securities	—	6.5	1.5	8.0
Repurchase agreements	18.3	—	—	18.3

Total	18.3	407.1	1.5	426.9
Equity investments	47.7	—	—	47.7

Total Assets at Fair Value	$368.0	$415.2	$1.5	$784.7

Liabilities at Fair Value:
Interest rate swap contracts	$—	$33.1	$—	$33.1
Guarantee of CBOE exercise right privileges	—	—	1.2	1.2

Total Liabilities at Fair Value	$—	$33.1	$1.2	$34.3

The following is a reconciliation of assets and liabilities valued at fair value on a recurring basis using significant unobservable inputs (level 3) during 2009.

(in millions)	Asset- Backed Security (1)	Guarantee of CBOE ERP Liability
Fair value of assets (liabilities) at January 1, 2009	$1.5	$(1.2)
Realized and unrealized gains (losses):
Included in non-operating income (expense)	1.0	1.2
Settlements	(2.5)	—

Fair value of assets (liabilities) at December 31, 2009	$—	$—

Total unrealized gains (losses) related to financial assets and liabilities in the consolidated balance sheet at December 31, 2009	$—	$—

(1)	This asset-backed security was transferred from the securities lending program investment portfolio to the marketable securities portfolio during June 2009.

The following is a reconciliation of assets and liabilities valued at fair value on a recurring basis using significant unobservable inputs (level 3) during 2008.

(in millions)	Securities Lending Collateral	Foreign Currency Option	Guarantee of CBOE ERP Liability
Fair value of assets (liabilities) at January 1, 2008	$—	$—	$(14.0)
Purchases and issuances	22.5	45.2	—
Transfers in (out) of level 3	6.0	—	—
Realized and unrealized gains (losses):
Included in non-operating income (expense)	(24.4)	(7.9)	12.8
Included in other comprehensive income (loss)	(0.6)	—
Settlements	(2.0)	(37.3)	—

Fair value of assets (liabilities) at December 31, 2008	$1.5	$—	$(1.2)

Total unrealized gains (losses) related to financial assets and liabilities in the consolidated balance sheet at December 31, 2008	$(0.6)	$—	$12.8

During 2009, CME Group revalued its investment in DME to fair value as a result of an other-than-temporary impairment. Prior to the revaluation, the investment in DME was accounted for using the equity method of accounting. The investment is classified as level 3 as it was valued using a discounted cash flow model which was based on both observable and unobservable inputs.

The following is a reconciliation of the asset valued at fair value on a non-recurring basis using significant unobservable inputs (level 3) during 2009.

(in millions)	Investment in DME
Fair value of the asset at January 1, 2009	$—
Transfers into level 3	29.9
Realized and unrealized gains (losses):
Included in non-operating income (expense)	(23.6)

Fair value of asset at December 31, 2009	$6.3

Total unrealized gains (losses) related to financial assets and liabilities in the consolidated balance sheet at December 31, 2009	$—

25. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options and restricted stock awards of approximately 612,000 were anti-dilutive for the year ended December 31, 2009. Outstanding stock options of approximately 493,000 and 134,000 were anti-dilutive for the years ended December 31, 2008 and 2007, respectively. There were no anti-dilutive restricted stock awards for the years ended December 31, 2008 and 2007.

Beginning January 1, 2009, a change in accounting guidance requires the use of a two-class method to determine the impact of outstanding stock options and restricted stock awards on diluted earnings per common share. The company determined that the impact of using the two-class method is immaterial. If the impact becomes material, the company will change its application of the guidance.

	2009	2008	2007
Net Income (in millions)	$825.8	$715.5	$658.5
Weighted average common shares outstanding (in thousands):
Basic	66,366	58,738	43,754
Effect of stock options	158	220	342
Effect of restricted stock awards	24	9	11

Diluted	66,548	58,967	44,107

Earnings per common share:
Basic	$12.44	$12.18	$15.05
Diluted	12.41	12.13	14.93

26. QUARTERLY INFORMATION (UNAUDITED)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2009:
Total revenues	$647.1	$647.8	$650.4	$667.5	$2,612.8
Operating income	386.4	398.8	401.4	402.5	1,589.1
Non-operating income (expense)	(35.9)	(23.9)	(45.6)	(46.2)	(151.6)
Income before income taxes	350.5	374.9	355.8	356.3	1,437.5
Net income	199.1	221.8	202.3	202.6	825.8

Earnings per common share:
Basic	$3.00	$3.34	$3.05	$3.05	$12.44
Diluted	3.00	3.33	3.04	3.04	12.41

Year Ended December 31, 2008:
Total revenues	$625.1	$563.2	$680.9	$691.8	$2,561.0
Operating income	399.9	343.7	420.7	417.9	1,582.2
Non-operating income (expense)	7.3	(10.1)	(24.7)	(306.7)	(334.2)
Income before income taxes	407.2	333.6	396.0	111.2	1,248.0
Net income	283.5	201.2	168.7	62.1	715.5
Earnings per common share:
Basic	$5.28	$3.69	$2.82	$0.93	$12.18
Diluted	5.25	3.67	2.81	0.93	12.13

27. SUBSEQUENT EVENTS

The company has evaluated subsequent events through February 26, 2010, the date the financial statements were issued, and has determined that there are no subsequent events that require disclosure other than the following events:

In February 2010, the company announced a global strategic alliance with BM&FBOVESPA to jointly develop a new multi-asset class electronic trading platform, subject to regulatory approval. The new trading system is expected to launch in early 2011. As part of the expanded partnership, BM&FBOVESPA will increase its ownership interest in the company to 5%.

In February 2010, the company announced that its board of directors had authorized a plan to repurchase up to 2.35 million shares of its Class A common stock.

The company also announced in February 2010 that it will take a 90 percent ownership interest and Dow Jones will take a 10 percent ownership interest in a new joint venture that will own the Dow Jones Indexes. Pending regulatory approval and completion of customary closing conditions, the transaction is expected to close during the first quarter of 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.

Based on this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in the following report.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CME Group Inc.

We have audited the accompanying consolidated balance sheets of CME Group Inc. and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CME Group Inc. and its subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CME Group Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG, LLP

Chicago, Illinois

February 26, 2010

The Board of Directors and Shareholders of CME Group, Inc.

We have audited CME Group Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CME Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CME Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of CME Group Inc. and our report dated February 26, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 26, 2010

Changes in Internal Control over Financial Reporting

On August 22, 2008, CME Group completed its merger with NYMEX Holdings. In connection with the merger, NYMEX Holdings was merged into CMEG NY Inc., a wholly-owned subsidiary of CME Group, and the subsidiaries of NYMEX Holdings, including NYMEX and COMEX, became part of the consolidated group of subsidiaries of CME Group. The company substantially completed the process of integrating the internal controls and procedures of the former NYMEX Holdings and its subsidiaries into its internal control over financial reporting during the fourth quarter of 2009. There were no other changes in the company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the merger with NYMEX Holdings.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in CME Group’s Proxy Statement under the headings “Composition of the Board,” “Director Qualifications and Equity Director Nomination Process,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings of Our Board and Board Committees—Audit Committee,” and is incorporated herein by reference, pursuant to General Instruction G(3).

We have adopted a written code of conduct applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers. In accordance with SEC rules and regulations, our Code of Conduct is available on our Web site at www.cmegroup.com under the “Investor Relations—Corporate Governance” link. We intend to disclose promptly on our Web site any substantive amendments to our Code of Conduct and, in accordance with the listing requirements of the NASDAQ, any waivers granted to our executive officers or Board members will be promptly disclosed on a Current Report on Form 8-K. You may also obtain a copy of our Code of Conduct by following the instructions in the section of this Annual Report on Form 10-K entitled “Item 1. Business—Available Information.”

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

Equity Compensation Plan Information

We currently have the following equity compensation plans: CME Group Inc. Amended and Restated Omnibus Stock Plan, the CME Group Inc. 2005 Director Stock Plan, Chicago Mercantile Exchange Holdings Inc. Amended and Restated Employee Stock Purchase Plan, Amended and Restated CBOT Holdings, Inc. 2005 Long-Term Equity Plan and the Amended and Restated NYMEX Holdings, Inc. 2006 Omnibus Stock Plan. A description of each of these plans and the number of shares authorized and available for future awards is included in note 21 of the notes to consolidated financial statements of CME Group Inc. and subsidiaries. In connection with our receipt of shareholder approval to increase the authorized shares under our Omnibus Stock Plan and our Director Stock Plan, we agreed not to issue future awards under the CBOT Holdings and NYMEX plans.

Prior to our holding company reorganization in 2001, CME issued options under the Chicago Mercantile Exchange Omnibus Stock Plan, which was not approved by CME shareholders. In connection with our holding company reorganization, CME, as the sole shareholder of CME Holdings, approved the assumption by CME Holdings of the Omnibus Stock Plan. After the reorganization, the plan was amended and restated as the Chicago Mercantile Exchange Holdings Inc. Amended and Restated Omnibus Stock Plan. Options issued prior to the sole shareholder approval are listed in the table below as being made under an equity compensation plan not approved by security holders, and options issued after such time are listed below as being made under an equity compensation plan approved by security holders. The Employee Stock Purchase Plan and the 2005 Director

Stock Plan were approved by shareholders at our 2005 annual meeting of shareholders. In connection with our mergers with CBOT Holdings and NYMEX Holdings, we assumed their existing equity plans. The shares relating to the CBOT Holdings and NYMEX Holdings plans are listed in the table below as being made under an equity compensation plan approved by security holders based upon the fact that shareholders of the Company approved the related merger transactions.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	1,045,025	$312.22	5,531,022
Equity compensation plans not approved by security holders	26,188	22.00	—

Total	1,071,213	305.12	5,531,022

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:

CME Group Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007

(dollars in millions)

	Balance at beginning of year	Charged against goodwill	Charged (credited) to costs and expenses	Foreign currency translation adjustment	Deductions(1)	Balance at end of year
Year ended December 31, 2009:
Allowance for doubtful accounts	$1.8	$—	$1.4	$—	$(1.3)	$1.9
Allowance for deferred tax assets	168.3	24.5	71.6	—	—	264.4

Year ended December 31, 2008:
Allowance for doubtful accounts	$1.4	$1.2	$(0.3)	$—	$(0.5)	$1.8
Allowance for deferred tax assets	11.2	—	101.3	55.8	—	168.3

Year ended December 31, 2007:
Allowance for doubtful accounts	$0.6	$0.5	$0.5	$—	$(0.2)	$1.4
Allowance for deferred tax assets	9.2	—	2.2	(0.2)	—	11.2

(1)	Includes write-offs of doubtful accounts

All other schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

See (b) Exhibits below

(b) Exhibits

Exhibit Number	Description of Exhibit

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of October 1, 2001, between Chicago Mercantile Exchange Inc., Chicago Mercantile Exchange Holdings Inc. and CME Merger Subsidiary Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on August 7, 2001, File No. 333-66988).

2.2	Agreement and Plan of Merger, dated as of October 17, 2006, among Chicago Mercantile Exchange Holdings Inc., CBOT Holdings, Inc. and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on October 19, 2006, File No. 000-33379); Amendment, dated as of May 11, 2007 (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on May 11, 2007, File No. 000-33379); Amendment, dated as of June 14, 2007 (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on June 14, 2007, File No. 000-33379); Amendment, dated as of July 6, 2007 (incorporated by reference to Exhibit 2.1 to CME Group Inc.’s Form 8-K, filed with SEC on July 6, 2007, File No. 000-33379).

2.3	Agreement and Plan of Merger, dated as of March 17, 2008, among CME Group Inc., CMEG NY Inc., NYMEX Holdings, Inc. and New York Mercantile Exchange, Inc. (incorporated by reference to Exhibit 2.1 to CME Group Inc.’s Form 8-K, filed with the SEC on March 21, 2008, File No. 000-33379); Amendment, dated June 30, 2008 (incorporated by reference to Exhibit 2.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 7, 2008, File No. 001-31553); Amendment, dated as of July 18, 2008 (incorporated by reference to Exhibit 2.1 to CME Group’s Current Report on Form 8-K, filed with the SEC on July 23, 2008, File No. 001-31553); Amendment, dated as of August 7, 2008 (incorporated by reference to Exhibit No. 2.2 to CME Group’s Form 10-Q filed with the SEC on November 11, 2008, File No. 001-31553).

3.	Articles of Incorporation and Bylaws

3.1	Third Amended and Restated Certificate of Incorporation of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group’s Current Report on Form 8-K, filed with the SEC on August 28, 2008, File No. 001-31553).

3.2	Seventh Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 20, 2009, File No. 001-31553).

4.	Instruments Defining the Rights of Security Holders

4.1	Rights Agreement, dated as of November 30, 2001, between Chicago Mercantile Exchange Holdings Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-A, filed with the SEC on December 4, 2001, File No. 000-33379); Amendment, dated as of November 13, 2002 (incorporated by reference to Exhibit 5 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-A, filed with the SEC on November 29, 2002, File No. 001-31553); Amendment, dated October 26, 2005, (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K filed with the SEC on October 27, 2005, File No. 001-31553).

Exhibit Number	Description of Exhibit

4.2	Commercial Paper Dealer Agreement, dated as of August 16, 2007, among CME Group Inc., as Issuer, and Merrill Lynch Money Markets Inc., as Dealer for Notes with maturities up to 270 days, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for Notes with maturities over 270 days (incorporated by reference to Exhibit 4.2 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

4.3	Issuing and Paying Agency Agreement, dated as of August 16, 2007, between CME Group Inc. and JPMorgan Chase Bank, National Association, as issuing and paying agent (incorporated by reference to Exhibit 4.3 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

4.4	Commercial Paper Dealer Agreement, dated as of August 20, 2008, between CME Group Inc., as Issuer, and Bank of America Securities LLC, as Dealer (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 26, 2008, File No. 001-31553).

4.5	Commercial Paper Dealer Agreement, dated as of August 22, 2008, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 26, 2008,
File No. 001-31553).

4.6	Indenture, dated August 12, 2008, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

4.7	Second Supplemental Indenture (including the form of floating rate note due 2010), dated August 12, 2008, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

4.8	Third Supplemental Indenture, dated August 12, 2008 (including the form of 5.4% note due 2013), between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

4.9	Fourth Supplemental Indenture (including the form of 5.75% note due 2014), dated February 9, 2009, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on February 9, 2009, File No. 001-31553).

10.	Material Contracts

10.1(1)	CME Group Inc. Amended and Restated Omnibus Stock Plan, amended and restated effective as of June 17, 2009 (incorporated by reference to Exhibit 10.3 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 6, 2009, File No. 001-31553).

10.2(1)*	Form of Equity Grant Letter for Executive Officers.

10.3(1)	CME Group Inc. 2005 Director Stock Plan, amended and restated (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2009, File No. 001-31553).

10.4(1)*	Form of Equity Stipend Grant Letter for Non-Executive Directors.

10.5(1)	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 3, 2007, File No. 000-33379).

Exhibit Number	Description of Exhibit

10.6(1)	Amended and Restated CBOT Holdings, Inc. 2005 Long-Term Equity Plan, amended and restated as of December 2, 2008 (incorporated by reference to Exhibit 10.6 to CME Group Inc.’s Form 10-K, filed with the SEC on March 2, 2009, File No. 001-31553).

10.7(1)	Amended and Restated NYMEX Holdings, Inc. 2006 Omnibus Long-Term Incentive Plan, amended and restated as of December 2, 2008 (incorporated by reference to Exhibit 10.7 to CME Group Inc.’s Form 10-K, filed with the SEC on March 2, 2009, File No. 001-31553).

10.8(1)	Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan (SMSDSP) consisting of the Grandfathered SMSDSP, amended and restated as of January 1, 2008, and the Amended and Restated 409A SMSDSP, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.7 to CME Group Inc.’s Form 10-K, filed with the SEC on February 28, 2008, File No. 000-33379).

10.9(1)	Amended and Restated Chicago Mercantile Exchange Inc. Directors’ Deferred Compensation Plan, amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.9 to CME Group Inc.’s Form 10-K, filed with the SEC on March 2, 2009, File No. 001-31553).

10.10(1)	NYMEX Holdings, Inc. Executive Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.5 to NYMEX Holdings, Inc.’s Form 10-K, filed with the SEC on March 29, 2001, File No. 000-1105018).

10.11(1)	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Plan consisting of the Grandfathered Supplemental Retirement Plan, amended and restated as of January 1, 2008, and the Amended and Restated 409A Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.9 to CME Group Inc.’s Form 10-K, filed with the SEC on February 28, 2008, File No. 000-33379).

10.12(1)	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Trust; First Amendment thereto, dated September 7, 1993 (incorporated by reference to Exhibit 10.5 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 333-95561).

10.13(1)	COMEX Members’ Recognition and Retention Plan (incorporated by reference to Exhibit 10.11 to NYMEX Holdings, Inc.’s Form 10-K, filed with the SEC on March 29, 2001, File No. 000-1105018).

10.14(1)*	Amended and Restated CME Group Inc. Incentive Plan for Named Executive Officers (incorporated by reference to Exhibit 10.3 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2009, File No. 001-31553); Amendment, effective as of February 2, 2010.*

10.15(1)*	CME Group Inc. Annual Incentive Plan, adopted as of March 4, 2008 (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 10-Q, filed with the SEC on May 9, 2008, File No. 000-33379); Amendment, effective as of February 2, 2010.*

10.16(1)	Amended and Restated CME Group Inc. Severance Plan for Corporate Officers, dated as of August 13, 2007 (incorporated by reference to Exhibit 10.9 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379); Amendment, effective as of December 21, 2007 (incorporated by reference to Exhibit 10.12 to CME Group Inc.’s Form 10-K, filed with the SEC on February 28, 2008, File No. 000-33379).

10.17(1)	Agreement, dated August 5, 2009, between CME Group Inc. and Craig S. Donohue (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on August 6, 2009, File No. 001-31553).

Exhibit Number	Description of Exhibit

10.18(1)	Amended and Restated Agreement, dated August 5, 2009, between CME Group Inc. and Phupinder Gill (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 8-K, filed with the SEC on August 6, 2009).

10.19(1)	Retention Arrangement between Terrence A. Duffy and CME Group Inc., effective as of May 14, 2009 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 6, 2009, File No. 001-31553).

10.20(1)	Employment Agreement, dated October 5, 2007, between Chicago Mercantile Exchange Inc., Board of Trade of the City of Chicago, Inc. and Bryan Durkin (incorporated by reference to Exhibit 10.17 to CME Group Inc.’s Form 10-K, filed with the SEC on February 28, 2008, File No. 000-33379).

10.21(1)	Consulting Agreement between Leo Melamed and CME Group Inc., dated June 26, 2009 (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 6, 2009, File No. 001-31553).

10.22(1)	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Leo Melamed, dated November 14, 2005 (incorporated by reference to Exhibit 10.28 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K filed with the SEC on March 6, 2006, File No. 000-33379).

10.23(1)	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Jack Sandner, dated October 10, 2005 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379).

10.24(1)	Agreement, dated September 24, 2009, between Chicago Mercantile Exchange Inc. and James Newsome (incorporated by Reference to Exhibit 10.3 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 6, 2009, File No. 001-31553).

10.25(1)*	Agreement, dated August 26, 2009, between New York Mercantile Exchange Inc. and Laurent Paulhac.

10.26(2)*	Amended and Restated License Agreement, effective as of September 20, 2005, by and between Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379); Amendment, dated March 30, 2006 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on May 8, 2006, File No. 000-33379); Amendment, dated September 22, 2006 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q filed with the SEC on November 6, 2006, File No. 000-33379); Amendment, dated September 28, 2006 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q filed with the SEC on November 6, 2006, File No. 000-33379); Amendment, dated as of March 2, 2009 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on May 8, 2009, File No. 001-31553); Amendment, dated as of April 27, 2009 (incorporated by reference to Exhibit 10.6 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 6, 2009, File No. 001-31553); Amendment, dated as of April 27, 2009 (incorporated by reference to Exhibit 10.7 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 6, 2009, File No. 001-31553); Amendment, dated as of July 24, 2009, (incorporated by reference to Exhibit 10.5 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 6, 2009, File No. 001-31553); Amendment, dated October 2, 2009.*

Exhibit Number	Description of Exhibit

10.27(2)	License Agreement, effective as of October 9, 2003, between The Nasdaq Stock Market, Inc., a subsidiary of National Association of Securities Dealers, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004, File No. 001-31553), Amendment, dated April 26, 2005 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553); Amendment, dated June 22, 2005 (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553); Amendment, dated as of June 26, 2008 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 7, 2008, File No. 000-31553).

10.28(2)	Index License Agreement between Dow Jones & Company, Inc. and Board of Trade of the City of Chicago, Inc., effective September 11, 2007 (incorporated by reference to Exhibit 10.7 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

10.29	Credit Agreement, dated as of August 22, 2008, among CME Group Inc., as Borrower, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 28, 2008, File No. 001-31553).

10.30	Credit Agreement, dated as of December 9, 2009, between Chicago Mercantile Exchange Inc. and each of the banks from time to time party thereto and JP Morgan Chase Bank N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on December 11, 2009, File No. 001-31553).

10.31	Commercial Paper Dealer Agreement, dated as of August 16, 2007, between CME Group Inc., as Issuer, and Merrill Lynch Money Markets Inc., as Dealer for Notes with maturities up to 270 days and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for Notes with maturities over 270 days (incorporated by reference to Exhibit 4.2 above).

10.32	Issuing and Paying Agency Agreement, dated as of August 16, 2007, between CME Group Inc. and JPMorgan Chase Bank, National Association, as issuing and paying agent (incorporated by reference to Exhibit 4.3 above).

10.33	Commercial Paper Dealer Agreement, dated as of August 20, 2008, between CME Group Inc., as Issuer, and Bank of America Securities LLC, as Dealer (incorporated by reference to Exhibit 4.4 above).

10.34	Commercial Paper Dealer Agreement, dated as of August 22, 2008, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 4.5 above).

10.35	Ground Lease between Battery Park City Authority and New York Mercantile Exchange dated May 18, 1995 (incorporated by reference to Exhibit 10.3 to NYMEX Holdings, Inc.’s Registration Statement on Form S-4, File No. 333-30332).

10.36	Funding Agreement among New York State Urban Development Corporation, New York City Economic Development Corporation, Battery Park City Authority and New York Mercantile Exchange dated May 18, 1995 (incorporated by reference to Exhibit 10.4 to NYMEX Holdings, Inc.’s Registration Statement on Form S-4, File No. 333-30332).

12.1*	Ratio of Fixed Charges.

21.1*	List of Subsidiaries of CME Group Inc.

23.1*	Consent of Ernst & Young LLP.

Exhibit Number	Description of Exhibit

31.1*	Section 302—Certification of Craig S. Donohue.

31.2*	Section 302— Certification of James E. Parisi.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.
(2)	Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 26th day of February, 2010.

CME Group Inc.

By:	/S/ JAMES E. PARISI
James E. Parisi Managing Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26th, 2010.

Signature	Title

/S/ TERRENCE A. DUFFY Terrence A. Duffy	Executive Chairman of the Board and Director

/S/ CHARLES P. CAREY Charles P. Carey	Vice Chairman of the Board and Director

/S/ CRAIG S. DONOHUE Craig S. Donohue	Chief Executive Officer and Director

/S/ JAMES E. PARISI James E. Parisi	Managing Director and Chief Financial Officer

/S/ JAMES V. PIEPER James V. Pieper	Managing Director and Chief Accounting Officer

/S/ JEFFREY M. BERNACCHI Jeffrey M. Bernacchi	Director

/S/ MARK E. CERMAK Mark E. Cermak	Director

/S/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director

/S/ JACKIE M. CLEGG Jackie M. Clegg	Director

/S/ ROBERT F. CORVINO Robert F. Corvino	Director

/S/ JAMES A. DONALDSON James A. Donaldson	Director

/S/ MARTIN J. GEPSMAN Martin J. Gepsman	Director

/S/ LARRY G. GERDES Larry G. Gerdes	Director

/S/ DANIEL R. GLICKMAN Daniel R. Glickman	Director

/S/ J. DENNIS HASTERT J. Dennis Hastert	Director

/S/ BRUCE F. JOHNSON Bruce F. Johnson	Director

/S/ GARY M. KATLER Gary M. Katler	Director

/S/ PATRICK B. LYNCH Patrick B. Lynch	Director

/S/ WILLIAM P. MILLER II William P. Miller II	Director

/S/ JAMES E. NEWSOME James E. Newsome	Director

/S/ C.C. ODOM, II C.C. Odom, II	Director

/S/ JAMES E. OLIFF James E. Oliff	Director

/S/ ALEX J. POLLOCK Alex J. Pollock	Director

/S/ JOHN F. SANDNER John F. Sandner	Director

/S/ TERRY L. SAVAGE Terry L. Savage	Director

/S/ WILLIAM R. SHEPARD William R. Shepard	Director

/S/ HOWARD J. SIEGEL Howard J. Siegel	Director

/S/ CHRISTOPHER STEWART Christopher Stewart	Director

/S/ DENNIS A. SUSKIND Dennis A. Suskind	Director