Form 10-Q
period 2010-03-31
CME GROUP INC.
filed 2010-05-07
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 21, 2010 was as follows: 65,685,568 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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

•	“Index Services” refers to CME Group Index Services LLC, which is 90% owned by CBOT;

•	“Exchange” refers to CME, CBOT and NYMEX, collectively; and

•	“We,” “us” and “our” refer to CME Group and its consolidated subsidiaries, collectively.

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

FORWARD-LOOKING STATEMENTS

From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and verbal statements, we discuss our expectations regarding future performance. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “intend,” “may,” “plan,” “expect” and similar expressions, including references to assumptions. These forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

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

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$444.2	$260.6
Marketable securities	46.3	42.6
Accounts receivable, net of allowance of $1.4 and $1.9	316.9	248.3
Other current assets	165.5	165.6
Cash performance bonds and security deposits	4,510.1	5,981.9

Total current assets	5,483.0	6,699.0
Property, net of amortization of $573.4 and $546.1	734.7	738.5
Intangible assets – trading products	17,038.0	16,982.0
Intangible assets – other, net	3,535.0	3,246.5
Goodwill	7,978.6	7,549.2
Other assets	433.1	435.8

Total Assets	$35,202.4	$35,651.0

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$36.3	$46.7
Short-term debt	299.9	299.8
Other current liabilities	317.6	195.2
Cash performance bonds and security deposits	4,510.1	5,981.9

Total current liabilities	5,163.9	6,523.6
Long-term debt	2,823.8	2,014.7
Deferred tax liabilities, net	7,787.4	7,645.9
Other liabilities	170.3	165.8

Total Liabilities	15,945.4	16,350.0

Redeemable non-controlling interest	67.3	—

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 65,601 and 66,511 shares issued and outstanding as of March 31, 2010 and December 31, 2009	0.7	0.7
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,918.6	17,186.6
Retained earnings	2,404.2	2,239.9
Accumulated other comprehensive income (loss)	(133.8)	(126.2)

Total Shareholders’ Equity	19,189.7	19,301.0

Total Liabilities and Shareholders’ Equity	$35,202.4	$35,651.0

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Quarter Ended March 31,
	2010	2009
Revenues
Clearing and transaction fees	$578.0	$527.8
Market data and information services	87.6	85.5
Access and communication fees	10.9	11.6
Other	16.7	22.2

Total Revenues	693.2	647.1

Expenses
Compensation and benefits	98.8	86.7
Communications	10.1	12.4
Technology support services	12.2	11.8
Professional fees and outside services	31.2	22.3
Amortization of purchased intangibles	30.8	33.3
Depreciation and amortization	32.2	31.0
Occupancy and building operations	20.5	19.4
Licensing and other fee agreements	21.1	24.6
Restructuring	(0.3)	3.2
Other	21.9	16.0

Total Expenses	278.5	260.7

Operating Income	414.7	386.4

Non-Operating Income (Expense)
Investment income	11.1	1.8
Gains (losses) on derivative investments	6.0	—
Securities lending interest income	—	2.4
Securities lending interest and other costs	—	(0.4)
Interest and other borrowing costs	(31.4)	(38.5)
Equity in losses of unconsolidated subsidiaries	(1.5)	(1.2)

Total Non-Operating	(15.8)	(35.9)

Income before Income Taxes	398.9	350.5
Income tax provision	158.7	151.4

Net Income	240.2	199.1
Less: net loss attributable to redeemable non-controlling interest	—	—

Net Income Attributable to CME Group	$240.2	$199.1

Earnings per Common Share Attributable to CME Group:
Basic	$3.63	$3.00
Diluted	3.62	3.00

Weighted Average Number of Common Shares:
Basic	66,234	66,302
Diluted	66,428	66,439

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2009	66,511	3	$17,187.3	$2,239.9	$(126.2)	$19,301.0
Comprehensive income:
Net income				240.2		240.2
Change in net unrealized loss on securities, net of tax $1.8					(5.3)	(5.3)
Change in net actuarial loss on defined benefit plans, net of tax of $0.6					0.9	0.9
Change in net unrealized loss on derivatives, net of tax of $0.1					0.1	0.1
Change in foreign currency translation adjustment, net of tax of $2.2					(3.3)	(3.3)

Total comprehensive income						232.6
Cash dividends on common stock of $1.15 per share				(75.9)		(75.9)
Repurchase of Class A common stock	(936)		(281.8)			(281.8)
Exercise of stock options	26		2.1			2.1
Excess tax benefits from option exercises and restricted stock vesting			2.4			2.4
Stock-based compensation			9.3			9.3

Balance at March 31, 2010	65,601	3	$16,919.3	$2,404.2	$(133.8)	$19,189.7

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2008	66,417	3	$17,129.2	$1,719.7	$(160.3)	$18,688.6
Comprehensive income:
Net income				199.1		199.1
Change in net unrealized loss on securities, net of tax of $2.8					4.3	4.3
Change in net actuarial loss on defined benefit plans, net of tax of $0.9					(1.3)	(1.3)
Change in net unrealized loss on derivatives, net of tax of $0.9					1.5	1.5
Change in foreign currency translation adjustment, net of tax of $0.6					(1.2)	(1.2)

Total comprehensive income						202.4
Cash dividends on common stock of $1.15 per share				(76.3)		(76.3)
Repurchase of Class A common stock	(139)		(27.0)			(27.0)
Exercise of stock options	18		2.4			2.4
Excess tax benefits from option exercises and restricted stock vesting			0.4			0.4
Vesting of issued restricted Class A common stock	1
Shares issued to Board of Directors	3
Stock-based compensation			8.6			8.6

Balance at March 31, 2009	66,300	3	$17,113.6	$1,842.5	$(157.0)	$18,799.1

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$240.2	$199.1
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9.3	8.6
Amortization of purchased intangibles	30.8	33.3
Depreciation and amortization	32.2	31.0
Net accretion of discounts and amortization of debt financing costs	1.1	8.8
Equity in losses of unconsolidated subsidiaries	1.5	1.2
Deferred income taxes	(7.2)	(9.5)
Change in assets and liabilities:
Accounts receivable	(48.3)	(45.1)
Other current assets	(6.6)	15.9
Other assets	(12.8)	(3.7)
Accounts payable	(10.4)	(24.5)
Income tax payable	146.9	90.1
Other current liabilities	(27.8)	(50.1)
Other liabilities	7.8	1.6
Other	(1.0)	(2.0)

Net Cash Provided by Operating Activities	355.7	254.7

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	5.5	168.7
Purchases of available-for-sale marketable securities	(5.1)	(104.8)
Net change in NYMEX securities lending program investments	—	274.4
Purchases of property, net	(26.3)	(35.3)
Cash acquired from Index Services	6.1	—
Capital contributions to FXMarketSpace Limited	—	(2.0)

Net Cash Provided by (Used in) Investing Activities	(19.8)	301.0

Cash Flows from Financing Activities
Proceeds (repayments) of commercial paper, net	200.0	(858.8)
Proceeds from other borrowings, net of issuance costs	608.4	744.7
Net change in NYMEX securities lending program liabilities	—	(299.8)
Cash dividends	(75.9)	(76.3)
Repurchase of Class A common stock, including costs	(281.8)	(27.0)
Proceeds from exercise of stock options	2.1	2.4
Distribution paid to non-controlling interest	(607.5)	—
Excess tax benefits related to employee option exercises and restricted stock vesting	2.4	0.4

Net Cash Used in Financing Activities	(152.3)	(514.4)

Net change in cash and cash equivalents	183.6	41.3
Cash and cash equivalents, beginning of period	260.6	297.9

Cash and Cash Equivalents, End of Period	$444.2	$339.2

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Quarter Ended March 31,
	2010	2009
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$27.8	$48.1
Interest paid (excluding securities lending program)	44.0	36.0
Non-cash investing activities:
Change in net unrealized securities gains (losses)	(4.6)	7.1
Change in net unrealized derivatives gains (losses)	0.2	2.4

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements consist of CME Group Inc. (CME Group) and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and their respective subsidiaries (collectively, the exchange). In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2010 and December 31, 2009 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

On March 18, 2010, CBOT acquired a 90 percent ownership interest in CME Group Index Services LLC (Index Services), a joint venture with Dow Jones & Company (Dow Jones). The financial statements and accompanying notes presented in this report include the financial results of Index Services beginning on March 19, 2010.

The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (SEC) on February 26, 2010.

Certain reclassifications have been made to the 2009 financial statements to conform to the presentation in 2010.

2. Business Combinations

On March 18, 2010, CBOT and Dow Jones entered into an agreement to form Index Services. Index Services was formed through the contribution of CBOT’s market data business and Dow Jones’ index business. Based on the preliminary fair value of assets contributed, the company has allocated $432.6 million to goodwill and $376.4 million to identifiable intangible assets. Intangible assets consist primarily of $232.8 million of customer relationships and $126.6 million of trade names.

In conjunction with its formation, Index Services issued $612.5 million of 4.40% fixed rate notes due 2018, which are guaranteed by CME Group, in an unregistered offering. Proceeds of $607.5 million were distributed to Dow Jones thereby reducing its interest in Index Services to 10 percent. Dow Jones retains the right to redeem its remaining interest at fair value on or after March 18, 2016. In addition, CBOT retains a right to call Dow Jones’ remaining interest at fair value on or after March 18, 2017. In accordance with current accounting guidance, Dow Jones’ interest has been classified as redeemable non-controlling interest in the company’s consolidated financial statements.

The following summarizes the changes in the redeemable non-controlling interest during the first quarter of 2010:

(in millions)
Balance at December 31, 2009	$—
Contribution by Dow Jones	675.0
Distribution to Dow Jones	(607.5)

Net unrealized loss on derivative relating to the 4.40% fixed rate notes	(0.2)
Net income (loss) for the period	—

Total comprehensive income attributable to redeemable non-controlling interest	(0.2)

Balance at March 31, 2010	$67.3

3. Intangible Assets and Goodwill

Intangible assets consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
(in millions)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$3,075.3	$(211.3)	$2,864.0	$2,842.5	$(186.8)	$2,655.7
Lease-related intangibles	83.2	(24.7)	58.5	83.2	(21.7)	61.5
Dow Jones trading products (a)	—	—	—	74.0	(16.6)	57.4
Technology-related intellectual property	38.8	(11.9)	26.9	28.4	(10.3)	18.1
Open interest	—	—	—	12.3	(12.3)	—
Market maker agreement	9.7	(6.2)	3.5	9.7	(5.8)	3.9
Other (b)	5.2	(2.8)	2.4	3.6	(2.7)	0.9

	3,212.2	(256.9)	2,955.3	3,053.7	(256.2)	2,797.5
Foreign currency translation adjustments	(9.5)	3.5	(6.0)	(7.8)	2.5	(5.3)

Total Amortizable Intangible Assets	$3,202.7	$(253.4)	$2,949.3	$3,045.9	$(253.7)	$2,792.2

Indefinite-Lived Intangible Assets:
Trading products (a)			$17,038.0			$16,982.0
Trade names			583.6			452.1
Other (c)			2.6			2.6

			17,624.2			17,436.7
Foreign currency translation adjustments			(0.5)			(0.4)

Total Indefinite-Lived Intangible Assets			17,623.7			17,436.3

Total Intangible Assets			$20,573.0			$20,228.5

(a)	At March 31, 2010, in connection with CBOT’s 90% ownership interest in Index Services, the company now considers the Dow Jones trading products as an indefinite lived asset, and is included with the other trading products.
(b)	At March 31, 2010 and December 31, 2009, other amortizable intangible assets consisted of non-compete and service agreements.
(c)	At March 31, 2010 and December 31, 2009, other indefinite-lived intangible assets consisted of products in development.

Total amortization expense for intangible assets was $30.8 million and $33.3 million for the quarters ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the future estimated amortization expense related to amortizable intangible assets is expected to be:

(in millions)
Remainder of 2010	$96.0
2011	127.9
2012	122.6
2013	116.6
2014	115.0
2015	111.0
Thereafter	2,260.2

Goodwill activity consisted of the following for the quarter ended March 31, 2010 and the year ended December 31, 2009:

(in millions)	Balance at December 31, 2009	Business Combination	Impairment Adjustment	Other Activity (d)	Balance at March 31, 2010
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,463.1	—	—	(0.8)	2,462.3
CMA	50.4	—	—	(2.4)	48.0
Index Services	—	432.6	—	—	432.6

Total Goodwill	$7,549.2	$432.6	$—	$(3.2)	$7,978.6

(in millions)	Balance at December 31, 2008	Business Combination	Impairment Adjustment	Other Activity (d)	Balance at December 31, 2009
CBOT Holdings	$5,036.1	$—	$—	$(0.4)	$5,035.7
NYMEX Holdings	2,436.7	—	—	26.4	2,463.1
CMA	46.4	—	—	4.0	50.4

Total Goodwill	$7,519.2	$—	$—	$30.0	$7,549.2

(d)	Other activity consisted primarily of adjustments to restructuring costs and tax contingencies for CBOT Holdings and NYMEX Holdings, the recognition of excess tax benefits upon exercise of stock options assumed for CBOT Holdings and NYMEX Holdings, and foreign currency translation adjustments for CMA.

The company conducts goodwill and intangible asset impairment testing at least annually. The company is required to consider a market participant’s perspective when developing the assumptions used to estimate fair value for its impairment tests. It may be possible that the estimated fair value of certain intangible assets and goodwill may be less than book value when impairment testing is performed in the future. As a result, the company would be required to record an impairment charge at that time.

4. Debt

On March 18, 2010, Index Services completed an offering of $612.5 million of 4.40% fixed rate notes due 2018. Proceeds of $607.5 million were distributed to Dow Jones in conjunction with its investment in Index Services.

Debt consisted of the following:

(in millions)	March 31, 2010	December 31, 2009
Short-term debt:
$300.0 million floating rate notes due August 2010, interest equal to 3-month LIBOR plus 0.65%, reset quarterly(1)	$299.9	$299.8

Total short-term debt	$299.9	$299.8

Long-term debt:
Term loan due 2011, interest equal to 3-month LIBOR plus 1.00%, reset quarterly(2)	420.5	420.5
$750.0 million fixed rate notes due August 2013, interest equal to 5.40%	748.2	748.0
$750.0 million fixed rate notes due February 2014, interest equal to 5.75%	746.4	746.2
$612.5 million fixed rate notes due March 2018, interest equal to 4.40%(3)	608.8	—
Commercial paper (4)	299.9	100.0

Total long-term debt	$2,823.8	$2,014.7

(1)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.92% beginning with the interest accrued after November 6, 2008.
(2)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with this facility so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008.
(3)	In February 2010, the company entered into a forward-starting interest-rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46% at issuance on March 18, 2010.
(4)	At March 31, 2010 and December 31, 2009, this represented commercial paper backed by the three-year senior credit facility.

Commercial paper notes with an aggregate par value of $900.0 million and maturities ranging from seven to 61 days were issued during the quarter ended March 31, 2010. The weighted average discount rates for commercial paper outstanding at March 31, 2010 and December 31, 2009 were 0.20% and 0.24%, respectively. During the first quarter of 2010 and 2009, the weighted average balance, at par value, of commercial paper outstanding was $230.0 million and $1.0 billion, respectively.

Long-term debt maturities, at par value, were as follows as of March 31, 2010:

(in millions)
2011	$720.5
2012	—
2013	750.0
2014	750.0
Thereafter	612.5

Commercial paper is considered to mature in 2011 because it is backed by the three-year senior credit facility, which expires in 2011.

At March 31, 2010, the fair values of the fixed rate notes by maturity date were as follows. The fair value for the fixed rate notes due 2013 and 2014 was estimated using quoted market prices. The fair value of the fixed rate notes due 2018 was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads.

(in millions)	Fair Value
$750.0 million fixed rate notes due August 2013	$817.2
$750.0 million fixed rate notes due February 2014	827.4
$612.5 million fixed rate notes due March 2018	605.4

5. Contingencies

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

6. Guarantees

CME Clearing Contract Settlement. CME accounts for its guarantee of settlement of contracts in accordance with current accounting guidance on guarantees. CME marks-to-market all open positions at least twice a day, and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. In select circumstances where CME has introduced clearing services to newer markets, positions are marked-to-market daily, with the capability to mark-to-market more frequently as market conditions warrant. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME’s guarantee would be one half day of changes in fair value of all open positions, before considering CME’s ability to access defaulting clearing firms’ performance bond and security deposit balances as well as other available resources. During the first quarter of 2010, CME transferred an average of approximately $2.2 billion a day through its clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory security deposits. The company believes that the guarantee liability in accordance with the accounting guidance is immaterial and therefore has not recorded any liability at March 31, 2010.

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2010. The term of the agreement will automatically renew for a one year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At March 31, 2010, CME was contingently liable to SGX on irrevocable letters of credit totaling $83.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and security deposits of the defaulting clearing firm.

Cross-Margin Agreements. CME and Options Clearing Corporate (OCC) have a cross-margin arrangement, whereby a common clearing firm may maintain a cross-margin account in which the clearing firm’s positions in certain CME futures and options on futures contracts are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account are allocated 50% each to CME and OCC.

Cross-margin agreements exist with CME and Fixed Income Clearing Corp (FICC) whereby the clearing firms’ offsetting positions with CME are subject to reduced margin requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC, each clearing house may reduce the firm’s performance bond requirement. In the event of a firm default, the total liquidation net gain or loss on the firm’s offsetting open positions and the proceeds from the liquidation of the performance bond collateral held by each clearing house’s supporting offsetting positions are divided evenly between CME and the applicable clearing house.

Additionally, for the FICC cross-margin agreements, if, after liquidation of all the positions and collateral of the defaulting firm at each respective clearing organization, and taking into account any cross-margining loss sharing payments, any of the participating clearing organizations has a remaining liquidating surplus, and any other participating clearing organization has a remaining liquidating deficit, any additional surplus from the liquidation will be shared with the other clearing houses to the extent that they have a remaining liquidating deficit. Any remaining surplus funds will be passed to the bankruptcy trustee.

GFX Corporation Letter of Credit. CME guarantees a $5.0 million standby letter of credit for GFX Corporation (GFX). The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures positions. Per exchange requirements, GFX is required to place performance bond deposits with its clearing firm. The letter of credit, utilized as performance bond, will be drawn on in the event that GFX defaults in meeting requirements to its clearing firm. In the unlikely event of a payment default by GFX, if GFX’s performance bond is not sufficient to cover the deficit, CME would guarantee the remaining deficit, if any.

7. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the board of directors, converted CBOT Holdings options and converted NYMEX Holdings options, was $9.9 million for the quarter ended March 31, 2010, and $9.2 million for the quarter ended March 31, 2009. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $4.0 million and $3.7 million for the quarters ended March 31, 2010 and 2009, respectively.

In the first quarter of 2010, the company granted employees stock options totaling 5,836 shares under the CME Group Omnibus Stock Plan. The options have a ten-year term with an exercise price of $314 per share, the closing market price on the date of grant. The fair value of these options totaled $0.7 million, measured at the grant date using the Black-Scholes valuation model, which is recognized as compensation expense on an accelerated basis over the vesting period. The Black-Scholes fair value of the option grant was calculated using the following assumptions: dividend yield of 1.5%; expected volatility of 43.6%; risk-free interest rate of 2.9% and expected life of 6.2 years. The grant date weighted average fair value of options granted during the quarter was $126 per share.

In the first quarter of 2010, the company granted 4,155 shares of restricted Class A common stock which generally have a vesting period of two to five years. The fair value of this grant was $1.3 million, which is recognized as compensation expense on an accelerated basis over the vesting period.

8. Fair Value Measurements

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

In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. Level 1 assets generally include U.S. Treasury securities and exchange-traded mutual funds, and publicly-traded equity securities. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Assets included in level 2 generally consist of U.S. Government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. There were no level 3 assets that were valued on a recurring and non-recurring basis as of March 31, 2010.

The company determined the fair value of its interest rate swap contracts, considered level 2 assets, using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. The level 2 marketable securities are measured at fair value based on matrix pricing.

Financial assets and liabilities recorded in the consolidated balance sheet as of March 31, 2010 were classified in their entirety based on the lowest level of input that was significant to each asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

	As of March 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$5.1	$—	$—	$5.1
Mutual funds	25.2	—	—	25.2
Corporate bonds	—	0.1	—	0.1
Municipal bonds	—	4.5	—	4.5
Asset-backed securities	—	3.1	—	3.1
U.S. Government agency securities	—	8.3	—	8.3

Total	30.3	16.0	—	46.3
Equity investments	60.1	—	—	60.1

Total Assets at Fair Value	$90.4	$16.0	$—	$106.4

Liabilities at Fair Value:
Interest rate swap contracts	$—	$23.1	$—	$23.1

Total Liabilities at Fair Value	$—	$23.1	$—	$23.1

There were no transfers of assets or liabilities between level 1 and level 2 during the first quarter of 2010. There were also no assets or liabilities valued at fair value on a non-recurring basis using significant unobservable inputs during the first quarter of 2010.

9. Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were vested. Outstanding stock options of approximately 609,000 and 734,000 were anti-dilutive for the quarters ended March 31, 2010 and 2009, respectively. Restricted stock awards of approximately 5,000 were anti-dilutive for the quarter ended March 31, 2009. These options and awards were not included in the diluted earnings per common share calculation.

	Quarter Ended March 31,
(in millions, except shares and per share data)	2010	2009
Net Income Attributable to CME Group	$240.2	$199.1

Weighted Average Number of Common Shares (in thousands):
Basic	66,234	66,302
Effect of stock options	155	120
Effect of restricted stock grants	39	17

Diluted	66,428	66,439

Earnings per Common Share Attributable to CME Group:
Basic	$3.63	$3.00
Diluted	3.62	3.00

10. Subsequent Events

The company has evaluated subsequent events through the date the financial statements were issued, and has determined that there are no subsequent events that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009.

References in this discussion and analysis to “we,” “us” and “our” are to CME Group and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), and New York Mercantile Exchange, Inc. (NYMEX), collectively.

RESULTS OF OPERATIONS

Financial Highlights

The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2010	2009	Change
Total revenues	$693.2	$647.1	7%
Total expenses	278.5	260.7	7
Operating margin	60%	60%

Non-operating income (expense)	$(15.8)	$(35.9)	(56)
Effective tax rate	40%	43%

Net income attributable to CME Group	$240.2	$199.1	21
Diluted earnings per common share attributable to CME Group	3.62	3.00	21

Cash flow from operations	355.7	254.7	40

•	In the first quarter of 2010 when compared with the same period of 2009, an increase in clearing and transaction fees due to increased trading volumes primarily contributed to the growth in revenues.

•

Increases in professional fees related to the closing of the transaction to form Index Services, our joint venture with Dow Jones as well as compensation and benefits expense contributed to higher overall expenses in the first quarter of 2010.

•

The decrease in non-operating expense in the first quarter of 2010 is attributable to additional dividend income, a decrease in interest expense as well as a gain realized on a legal settlement related to a derivative investment.

•

The effective tax rate decreased in the first quarter of 2010 when compared with the same period in 2009 due to a $6.4 million reduction in liabilities recognized for uncertain tax positions in the first quarter of 2010 as well as a $6.3 million liability recognized for uncertain tax positions in the first quarter of 2009.

•	Cash flows from operations are strongly correlated with trading volume.

Revenues

	Quarter Ended March 31,
(dollars in millions)	2010	2009	Change
Clearing and transaction fees	$578.0	$527.8	10%
Market data and information services	87.6	85.5	2
Access and communication fees	10.9	11.6	(6)
Other	16.7	22.2	(25)

Total Revenues	$693.2	$647.1	7

Clearing and Transaction Fees

Based on total volume and average rate per contract data below, we estimate that clearing and transaction fees revenue increased by $61.7 million due to the increase in total volume and declined by $11.5 million due to the decrease in average rate per contract, resulting in a net increase in revenues in the first quarter of 2010 of $50.2 million when compared with the same period in 2009. Average rate per contract is impacted by our rate structure, which includes volume-based incentives; product mix; trading venue, and the percentage of trading volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the change in revenues attributable to changes in each is only an approximation.

	Quarter Ended March 31,		Change
	2010	2009
Total volume (in millions)	704.2	629.0	12%
Clearing and transaction fees (in millions)	$578.0	$527.8	10%
Average rate per contract	0.821	0.839	(2)

Trading Volume

The following table summarizes average daily trading volume.

	Quarter Ended March 31,
(amounts in thousands)	2010	2009	Change
Average Daily Volume by Product Line:
Interest rate	5,120	3,843	33%
Equity	2,815	3,537	(20)
Foreign exchange	887	507	75
Commodity	785	685	15
Energy	1,609	1,524	6
Metal	328	215	52

Aggregate average daily volume	11,544	10,311	12

Average Daily Volume by Venue:
Electronic	9,562	8,223	16
Open outcry	1,318	1,338	(2)
Privately negotiated	190	164	16

Total exchange-traded volume	11,070	9,725	14
Total ClearPort	474	586	(19)

Aggregate average daily volume	11,544	10,311	12

Electronic Volume as a Percentage of Total Volume	83%	80%

Interest Rate Products

The following table summarizes average daily volume for our key interest rate products.

	Quarter Ended March 31,
(amounts in thousands)	2010	2009	Change
Eurodollar futures	1,996	1,575	27%
Eurodollar options	674	609	11
U.S. Treasury futures and options:
10-Year	1,167	816	43
5-Year	501	355	41
30-Year	346	284	22
2-Year	323	144	124

The increase in interest rate products volume in the first quarter of 2010 compared with the same period in 2009 was attributable to the overall improvement in the economic environment in 2010 following the credit crisis. The improving macroeconomic expectations led to changing expectations in U.S. Treasury products as well as increased market participants’ use of these products, which contributed to an increase in volume. We also believe that trading volume has increased due to the market’s changing expectations regarding the Federal Reserve Bank’s zero interest rate policy for short-term interest rates.

Equity Products

During the first quarter of 2010, volatility within the equity markets declined, which we believe was attributable to a generally improved economic outlook. This decline in volatility contributed to a decrease in volume in the first quarter of 2010 when compared with the same period in 2009. Average volatility, as measured by the CBOE Volatility Index, decreased to 20% in the first quarter of 2010 from 45% in the same period of 2009.

Average daily volume for E-mini equity products decreased by 19% to 2.6 million contracts in the first quarter of 2010 when compared with the first quarter of 2009. The decline in volume was primarily attributable to the decline in E-mini S&P 500 contracts, which decreased by 20% when compared with the first quarter of 2009 to an average of 2.2 million contracts per day. We believe that the diminished volatility contributed to the decrease in E-mini S&P 500 contract volume.

Foreign Exchange Products

The following table summarizes average daily volume for our top foreign exchange futures and options products.

	Quarter Ended March 31,
(amounts in thousands)	2010	2009	Change
Euro	339	205	65%
British pound	135	78	73
Japanese yen	126	90	40
Australian dollar	103	38	166
Canadian dollar	85	40	113

We believe that the volume for our FX products has increased due to a divergence between interest rate policy in the United States and other global markets, as well as the sovereign debt crisis in Europe.

Commodity Products

We believe the overall increase in average daily volume for commodities products in the first quarter of 2010 when compared with the same period in 2009 was largely due to improved economic conditions following the credit crisis. We also believe that the increase in volume was attributable to the broader use of commodities as an asset class as well as changes in global supply and demand.

Energy Products

We believe the increase in average daily volume in the first quarter of 2010 when compared with the same period in 2009 was attributable to the increased use of energy products as an asset class as well as improving macroeconomic conditions.

Metal Products

We believe metal products volume increased in the first quarter of 2010 when compared with the first quarter of 2009 largely due to increased investment in precious metals as an asset class during periods of uncertainty in interest rates and foreign exchange.

Average Rate per Contract

The average rate per contract decreased in the first quarter of 2010 when compared with the same period in 2009 due to a higher portion of interest rate products as a percentage of total volume compared with equity products, which have a higher rate per contract. As a percentage of total volume, equity products trading volume decreased by 10% in the first quarter of 2010, while interest rate products volume increased by 7% when compared with the same period in 2009.

Growth in member trading volume also contributed to the overall decrease in average rate per contract in the first quarter of 2010, when compared with the same period in 2009. Member trading volume increased faster than non-member trading in the first quarter of 2010.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. As of March 31, 2010, we had approximately 140 clearing firms. One firm represented 12% of our clearing and transaction fees revenue in the first quarter of 2010. No other firm represented more than 10% of our clearing and transaction fees revenue in the first quarter of 2010. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from a particular clearing firm.

Other Sources of Revenue

The increase in market data and information services revenue was primarily attributable to an increase in the basic device monthly fee. The increase was fully offset by the decrease in basic device counts in the first quarter of 2010 due primarily to cost-cutting initiatives at customer firms.

	Quarter Ended March 31,
(dollars in millions, except monthly fee per device)	2010	2009	Change
Average estimated monthly basic device
screen count	387,000	432,000	(45,000)
Basic device monthly fee per device	$61	$55	$6
Estimated increase (decrease) in revenues
Due to an increase in monthly fee per device			$7.0
Due to a decrease in screen counts			(7.4)

Beginning March 19, 2010, market data and information services revenue includes market data and licensing revenue from Index Services.

The two largest resellers of our market data represented approximately 51% of our quotation data fees in the first quarter of 2010. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of quotation data fees directly to us.

Other revenues declined in the first quarter of 2010 when compared with the same period in 2009 due to a $5.2 million decrease in trading revenues generated by GFX Corporation (GFX) as the result of lower trading activity.

Operating Expenses

	Quarter Ended March 31,
(dollars in millions)	2010	2009	Change
Compensation and benefits	$98.8	$86.7	14%
Communications	10.1	12.4	(19)
Technology support services	12.2	11.8	3
Professional fees and outside services	31.2	22.3	40
Amortization of purchased intangibles	30.8	33.3	(8)
Depreciation and amortization	32.2	31.0	4
Occupancy and building operations	20.5	19.4	6
Licensing and other fee agreements	21.1	24.6	(14)
Restructuring	(0.3)	3.2	(109)
Other	21.9	16.0	37

Total Expenses	$278.5	$260.7	7

Operating expenses increased by $17.8 million in the first quarter of 2010 when compared with the same period in 2009. The following table shows the estimated impact of key factors resulting in the increase (decrease) in operating expenses:

(dollars in millions)	Amount of Change	Change as a Percentage of Total Expenses
Professional fees related to Index Services	$10.3	4%
Salaries, benefits and employer taxes	5.1	2
Bonus expense	3.4	1
Amortization of purchased intangibles	(2.9)	(1)
Restructuring expense	(3.4)	(1)
Other expenses, net	5.3	2

Total	$17.8	7%

Costs incurred for the formation of Index Services led to an increase in professional fee expenses of $10.3 million in the first quarter of 2010 when compared with the same period in 2009.

The rise in salaries, benefits and employer taxes was attributable to salary increases and rising healthcare costs. An increase in average headcount of 1% in the first quarter of 2010 also contributed to an increase in expense.

The increase in our bonus expense in the first quarter of 2010 was due to improved performance relative to our 2010 cash earnings target compared with 2009 relative to our 2009 cash earnings target.

The decrease in amortization of purchased intangibles was attributable to the open interest intangible asset acquired in our merger with NYMEX Holdings, which was fully amortized during 2009.

The restructuring program related to the NYMEX Holdings merger was substantially complete by August 2009, which resulted in a decrease in expense in the first quarter of 2010 when compared with the first quarter of 2009.

For the remainder of 2010, we expect an increase in operating expenses relative to the prior year due to the acquisition of Index Services, including an increase in amortization of purchased intangibles. Assuming equity product volume stays consistent with volume results for the first quarter of 2010, we also would expect a decrease in volume-based licensing fee expense for the remainder of 2010 when compared with the prior year due to lower trading volumes. In addition, Dow Jones licensing fees have been eliminated subsequent to our acquisition of Index Services on March 18, 2010.

Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2010	2009	Change
Investment income	$11.1	$1.8	n.m.
Gains (losses) on derivative investments	6.0	—	n.m.
Securities lending interest income	—	2.4	(100)%
Securities lending interest and other costs	—	(0.4)	(100)
Interest and other borrowing costs	(31.4)	(38.5)	(18)
Equity in losses of unconsolidated subsidiaries	(1.5)	(1.2)	31

Total Non-Operating	$(15.8)	$(35.9)	(56)

n.m. not meaningful

The increase in investment income during the first quarter of 2010 when compared with the same period in 2009 was primarily due to an increase in dividend income from our investment in BM&FBOVESPA. Total dividend income was $9.9 million and $0.4 million in the first quarter of 2010 and 2009, respectively.

In March 2010, we recognized a $6.0 million gain as a result of a settlement from the Lehman Brothers Holdings (Lehman Brothers) bankruptcy proceedings. The settlement relates to an unsecured claim tied to a derivative contract that we terminated in September 2008 when Lehman Brothers filed for bankruptcy.

We recognized $7.6 million of debt issuance costs in the first quarter of 2009 related to our revolving bridge facility, which was terminated in February 2009. This contributed to a decrease in interest and other borrowing costs in the first quarter of 2010 when compared with the same period in 2009. On March 18, 2010, we issued $612.5 million of 4.40% fixed rate notes due 2018.

	Quarter Ended March 31,
	2010	2009	Change
Weighted average borrowings outstanding (in millions)	$2,545.8	$3,178.4	$(632.6)
Weighted average effective yield	4.73%	3.75%	0.98%
Total cost of borrowing (1)	5.00	4.92	0.08

(1)	Total cost of borrowing includes interest, commitment fees, discount accretion and debt issuance costs.

Income Tax Provision

The effective tax rate decreased to 39.8% in the first quarter of 2010 from 43.2% in the same period of 2009. In the first quarter of 2010, we reduced the liability for uncertain tax positions by $6.4 million, resulting in a decrease in the effective tax rate for the first quarter of 2010, when compared with the same period in 2009. Also, in the first quarter of 2009, it was determined that $6.3 million of federal tax did not meet the required more-likely-than-not standard. As a result, a liability for uncertain tax positions was established in the first quarter of 2009, which also contributed to a decrease in the effective tax rate in the first quarter of 2010 when compared with the same period in 2009. For the full year 2010, we expect the effective tax rate to be between 41% and 42%.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $355.7 million for the first quarter of 2010 compared with $254.7 million for the same period in 2009. The increase in net cash provided by operating activities was due primarily to higher trading volumes and increased profitability. In the first quarter of 2010, net cash provided by operating activities was $115.5 million higher than net income. This increase consisted of an increase of the income tax payable of $146.9 million, depreciation and amortization expense of $32.2 and amortization of purchased intangibles of $30.8 million. The increase was offset by an increase in accounts receivable of $48.3 million. The increase in income tax payable is due to the income tax expense exceeding the income tax payments during the first quarter. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash used in investing activities was $19.8 million in the first quarter of 2010 compared with cash provided by investing activities of $301.0 million in the first quarter of 2009. The increase in cash used was largely attributable to the termination of the NYMEX securities lending program in 2009 as well as net decrease in proceeds from marketable securities, net of purchases of $63.5 million.

Cash used in financing activities was $152.3 million in the first quarter of 2010 compared with $514.4 million for the same period in 2009. The decrease was primarily attributable to an increase in proceeds from commercial paper issuances, net of maturities as well as the termination of the NYMEX securities lending program in 2009. The decrease was partially offset by the distribution to Dow Jones of $607.5 million related to Index Services as well as an increase in share repurchases of $254.8 million.

Debt Instruments. The following table summarizes our debt outstanding as of March 31, 2010:

(in millions)	Par Value
Commercial paper	$299.9
Floating rate notes due August 2010, interest equal to 3-month LIBOR plus 0.65%(1)	300.0
Term loan due 2011, interest equal to 3-month LIBOR plus 1.00% (2)	420.5
Fixed rate notes due August 2013, interest equal to 5.40%	750.0
Fixed rate notes due February 2014, interest equal to 5.75%	750.0
Fixed rate notes due March 2018, interest equal to 4.40% (3)	612.5

(1)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.92% beginning with the interest accrued after November 6, 2008.
(2)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with this facility so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008.
(3)	In March 2010, we completed an unregistered offering of fixed rate notes due 2018. Net proceeds from the offering were used to fund a distribution to Dow Jones in conjunction with our investment in Index Services. In February 2010, the company entered into a forward-starting interest-rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46% beginning with the interest accrued after March 18, 2010.

We maintain a $1.4 billion senior credit facility with various financial institutions, including the $420.5 million term loan and a $945.5 million revolving credit facility. As long as we are not in default under the senior credit facility, we have the option to increase the facility from time to time by an aggregate amount of up to $1.1 billion, to a total of $2.5 billion, with only the consent of the agent and the lenders providing the additional funds. The revolving credit facility expires on August 21, 2011. Our commercial paper outstanding is backed by this revolving credit facility.

At March 31, 2010, we have excess borrowing capacity for general corporate purposes of approximately $645.5 million.

We maintain a 364-day revolving line of credit with a consortium of banks to be used in certain situations by our clearing house. The line of credit, which was renewed in December 2009, provides for borrowings of up to $1.0 billion. This line of credit is collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the Interest Earnings Facility (IEF) and any performance bond deposits of a clearing firm that may default on its obligation. The line of credit can only be drawn on to the extent it is collateralized. At March 31, 2010, security deposit collateral available was $2.3 billion. We have the option to request an increase in the line from $1.0 billion to $1.5 billion with the participating banks’ approval.

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

Under our senior credit facility, we are required to maintain a consolidated net worth of at least $12.1 billion.

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

As of March 31, 2010, we are in compliance with the various covenant requirements of all our debt facilities.

CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries, including CME, in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At March 31, 2010, the letters of credit totaled $83.0 million. CME also guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of this letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit would be utilized in the event that GFX defaults in meeting performance bond requirements to its clearing firm.

The following table summarizes our credit ratings as of March 31, 2010:

Rating Agency	Short-Term Debt Rating	Long-Term Debt Rating	Outlook
Standard & Poor’s	A1+	AA	Stable
Moody’s Investors Service	P1	Aa3	Stable

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

Liquidity and Cash Management. Cash and cash equivalents totaled $444.2 million at March 31, 2010 and $260.6 million at December 31, 2009. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices.

Net current deferred tax assets of $26.0 million and $23.8 million are included in other current assets at March 31, 2010 and December 31, 2009, respectively. Total net current deferred tax assets include primarily unrealized losses and accrued expenses.

Net long-term deferred tax liabilities were $7.8 billion and $7.6 billion at March 31, 2010 and December 31, 2009, respectively. Net deferred tax liabilities are primarily the result of purchase accounting for intangible assets in our mergers with CBOT Holdings and NYMEX Holdings.

We have a long-term deferred tax asset of $145.9 million included within our domestic long-term deferred tax liability. This deferred tax asset is for an unrealized capital loss incurred in Brazil related to our investment in BM&FBOVESPA. As of March 31, 2010, we do not believe that we currently meet the more-likely-than-not threshold that would allow us to fully realize the value of the unrealized capital loss. As a result, a partial valuation allowance of $64.5 million has been provided for the amount of the unrealized capital loss that exceeds potential capital gains that could be used to offset the capital loss in future periods. We also have a long-term deferred tax asset related to Brazilian taxes of $125.3 million for an unrealized capital loss incurred in Brazil related to our investment in BM&FBOVESPA. A full valuation allowance of $125.3 million has been provided because we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of the unrealized capital loss in Brazil in the future. Valuation allowances of $53.9 million have also been provided for additional unrealized capital losses on various other investments.

Net long-term deferred tax assets also include a $24.0 million deferred tax asset for foreign net operating losses related to Swapstream. Our assessment at March 31, 2010 was that we did not currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the $24.0 million deferred tax assets arising from these net operating losses has been fully reserved.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2009. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information.

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

There were no changes in the company’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material updates to the Legal Proceedings as set forth in Item 1. of our Annual Report on Form 10-K, filed with the SEC on February 26, 2010.

Item 1A.	Risk Factors

There have been no material updates to the Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K, filed with the SEC on February 26, 2010. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2) (in millions)

January 1 to January 31	—	$—	—	—

February 1 to February 28	360,236	$292.16	360,233	2.0

March 1 to March 31	575,217	$306.94	575,206	1.4

Total	935,453	$301.25	935,439	1.4

(1)	Shares purchased consist of an aggregate of 14 shares of Class A common stock surrendered in the first quarter to satisfy employees’ tax obligations upon the vesting of restricted stock and an aggregate of 935,439 shares of Class A common stock purchased under our publicly announced share repurchase program as described below.
(2)	Under the terms of the share buyback program announced on February 12, 2010, the company is authorized to purchase shares of Class A common stock up to 2.35 million shares. The authorization of the buyback was approved in connection with our non-binding agreement to issue additional Class A common shares to BM&FBOVESPA to increase its aggregate share ownership in the company to 5% and serves to offset the potential dilution upon the future issuance of the shares to BM&FBOVESPA.

Item 5.	Exhibits

4.1	Indenture, dated March 18, 2010, between CME Group Index Services LLC, CME Group Inc. and U.S. Bank National Association (incorporated by reference to CME Group’s Form 8-K, filed with the SEC on March 23, 2010, File No. 001-31553).

10.1	Amendment No. 2 to Credit Agreement, dated as of February 26, 2010 by and among CME Group Inc. and each of the lenders party thereto from time to time.

10.2	Indenture, dated March 18, 2010, between CME Group Index Services LLC, CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 above).

31.1	Section 302 Certification—Craig S. Donohue

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: May 7, 2010	By:	/S/ JAMES E. PARISI
	Name:	James E. Parisi
	Title:	Chief Financial Officer and Managing Director, Finance and Corporate Development