Form 10-Q
period 2010-06-30
CME GROUP INC.
filed 2010-08-06
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 21, 2010 was as follows: 67,214,733 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CME GROUP INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Certain Terms

All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.

Unless otherwise indicated, references to CME Group Inc. (CME Group) products include references to exchange-traded products on one of its regulated exchanges: Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and Commodity Exchange, Inc. (COMEX). Products listed on these exchanges are subject to the rules and regulations of the particular exchange and the applicable rulebook should be consulted. Unless otherwise indicated, references to NYMEX include its subsidiary, COMEX.

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

•

changes in government policy, including policies relating to common or directed clearing, and changes resulting from the adoption and implementation of the Dodd-Frank Act and any changes in the regulation of our industry with respect to speculative trading in commodity interests and derivative contracts;

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

For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of this Report and Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2010.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$363.6	$260.6
Marketable securities	45.0	42.6
Accounts receivable, net of allowance of $1.4 and $1.9	330.8	248.3
Other current assets	103.8	165.6
Cash performance bonds and security deposits	3,758.8	5,981.9

Total current assets	4,602.0	6,699.0
Property, net of accumulated depreciation and amortization of $546.0 and $546.1	729.5	738.5
Intangible assets – trading products	17,038.0	16,982.0
Intangible assets – other, net	3,502.0	3,246.5
Goodwill	7,962.8	7,549.2
Other assets	424.6	435.8

Total Assets	$34,258.9	$35,651.0

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$37.6	$46.7
Short-term debt	300.0	299.8
Other current liabilities	237.9	195.2
Cash performance bonds and security deposits	3,758.8	5,981.9

Total current liabilities	4,334.3	6,523.6
Long-term debt	2,524.4	2,014.7
Deferred tax liabilities, net	7,775.9	7,645.9
Other liabilities	172.9	165.8

Total Liabilities	14,807.5	16,350.0

Redeemable non-controlling interest	67.9	—

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 65,585 and 66,511 shares issued and outstanding as of June 30, 2010 and December 31, 2009	0.7	0.7
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,920.3	17,186.6
Retained earnings	2,599.3	2,239.9
Accumulated other comprehensive income (loss)	(136.8)	(126.2)

Total Shareholders’ Equity	19,383.5	19,301.0

Total Liabilities and Shareholders’ Equity	$34,258.9	$35,651.0

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Clearing and transaction fees	$684.2	$536.8	$1,262.2	$1,064.6
Market data and information services	102.0	82.1	189.6	167.6
Access and communication fees	11.2	11.5	22.1	23.1
Other	16.5	17.4	33.2	39.6

Total Revenues	813.9	647.8	1,507.1	1,294.9

Expenses
Compensation and benefits	103.1	88.0	201.9	174.7
Communications	10.9	11.6	21.0	24.0
Technology support services	12.7	11.6	24.9	23.4
Professional fees and outside services	25.2	22.4	56.4	44.0
Amortization of purchased intangibles	32.3	30.5	63.1	63.8
Depreciation and amortization	32.8	30.1	65.0	61.1
Occupancy and building operations	20.2	18.1	40.7	38.2
Licensing and other fee agreements	21.2	21.7	42.3	46.3
Restructuring	(0.2)	1.4	(0.5)	4.6
Other	40.6	13.6	62.5	29.6

Total Expenses	298.8	249.0	577.3	509.7

Operating Income	515.1	398.8	929.8	785.2

Non-Operating Income (Expense)
Investment income	4.4	10.1	15.5	11.9
Gains (losses) on derivative investments	—	—	6.0	—
Securities lending interest income	—	0.4	—	2.8
Securities lending interest and other costs	—	0.3	—	(0.1)
Interest and other borrowing costs	(37.9)	(32.6)	(69.3)	(71.1)
Equity in losses of unconsolidated subsidiaries	(1.5)	(1.7)	(3.0)	(2.9)
Other income (expense)	—	(0.4)	—	(0.4)

Total Non-Operating	(35.0)	(23.9)	(50.8)	(59.8)

Income before Income Taxes	480.1	374.9	879.0	725.4
Income tax provision	208.9	153.1	367.6	304.5

Net Income	271.2	221.8	511.4	420.9
Less: net income attributable to redeemable non-controlling interest	0.5	—	0.5	—

Net Income Attributable to CME Group	$270.7	$221.8	$510.9	$420.9

Earnings per Common Share Attributable to CME Group:
Basic	$4.13	3.34	$7.75	$6.35
Diluted	4.11	3.33	7.73	6.33

Weighted Average Number of Common Shares:
Basic	65,582	66,329	65,906	66,316
Diluted	65,784	66,526	66,104	66,470

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2009	66,511	3	$17,187.3	$2,239.9	$(126.2)	$19,301.0
Comprehensive income:
Net income attributable to CME Group				510.9		510.9
Change in net unrealized loss on securities, net of tax of $4.1					(11.0)	(11.0)
Change in net actuarial loss on defined benefit plans, net of tax of $0.8					1.2	1.2
Change in net unrealized loss on derivatives, net of tax of $1.6					2.4	2.4
Change in foreign currency translation adjustment, net of tax of $2.2					(3.2)	(3.2)

Total comprehensive income attributable to CME Group						500.3
Cash dividends on common stock of $2.30 per share				(151.5)		(151.5)
Repurchase of Class A common stock	(982)		(296.2)			(296.2)
Exercise of stock options	43		4.9			4.9
Excess tax benefits from option exercises and restricted stock vesting			3.1			3.1
Vesting of issued restricted Class A Common stock	3
Shares issued to Board of Directors	8		2.3			2.3
Shares issued under Employee Stock Purchase Plan	2		0.7			0.7
Stock-based compensation			18.9			18.9

Balance at June 30, 2010	65,585	3	$16,921.0	$2,599.3	$(136.8)	$19,383.5

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2008	66,417	3	$17,129.2	$1,719.7	$(160.3)	$18,688.6
Comprehensive income:
Net income attributable to CME Group				420.9		420.9
Change in net unrealized loss on securities, net of tax of $6.0					9.2	9.2
Change in net actuarial loss on defined benefit plans, net of tax of $0.9					(1.3)	(1.3)
Change in net unrealized loss on derivatives, net of tax of $2.8					4.4	4.4
Change in foreign currency translation adjustment, net of tax of $2.6					4.1	4.1

Total comprehensive income attributable to CME Group						437.3
Cash dividends on common stock of $2.30 per share				(152.6)		(152.6)
Repurchase of Class A common stock	(139)		(27.0)			(27.0)
Exercise of stock options	74		13.7			13.7
Excess tax benefits from option exercises and restricted stock vesting			1.3			1.3
Vesting of issued restricted Class A common stock	4
Shares issued to Board of Directors	12		2.4			2.4
Shares issued under Employee Stock
Purchase Plan	2		0.7			0.7
Stock-based compensation			16.9			16.9

Balance at June 30, 2009	66,370	3	$17,137.2	$1,988.0	$(143.9)	$18,981.3

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$511.4	$420.9
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	18.9	16.9
Amortization of purchased intangibles	63.1	63.8
Depreciation and amortization	65.0	61.1
Credit Market Analysis Limited impairment	20.5	—
Net accretion of discounts and amortization of debt financing costs	2.4	10.4
Equity in losses of unconsolidated subsidiaries	3.0	2.9
Deferred income taxes	(17.8)	(13.0)
Change in assets and liabilities:
Accounts receivable	(65.0)	(48.3)
Other current assets	16.8	(9.6)
Other assets	(13.9)	(12.0)
Accounts payable	(8.2)	(32.5)
Income taxes payable	15.2	1.4
Other current liabilities	32.2	(44.2)
Other liabilities	7.2	22.0
Other	(1.7)	(1.4)

Net Cash Provided by Operating Activities	649.1	438.4

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	6.1	368.7
Purchases of available-for-sale marketable securities	(5.1)	(154.8)
Net change in NYMEX securities lending program investments	—	425.9
Purchases of property, net	(53.8)	(79.0)
Cash acquired from Index Services	5.4	—
Proceeds from Chicago Board Options Exchange exercise right privileges	39.7	—
Capital contributions to FXMarketSpace Limited	—	(2.9)

Net Cash Provided by (Used in) Investing Activities	(7.7)	557.9

Cash Flows from Financing Activities
Proceeds (repayments) of commercial paper, net	(99.9)	(968.9)
Proceeds from other borrowings, net of issuance costs	608.0	743.8
Net change in NYMEX securities lending program liabilities	—	(456.8)
Cash dividends	(151.5)	(152.6)
Repurchase of Class A common stock, including costs	(296.2)	(27.0)
Proceeds from exercise of stock options	4.9	13.7
Distribution paid to non-controlling interest	(607.5)	—
Excess tax benefits related to employee option exercises and restricted stock vesting	3.1	1.6
Proceeds from Employee Stock Purchase Plan	0.7	0.7

Net Cash Used in Financing Activities	(538.4)	(845.5)

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Net change in cash and cash equivalents	$103.0	$150.8
Cash and cash equivalents, beginning of period	260.6	297.9

Cash and Cash Equivalents, End of Period	$363.6	$448.7

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$351.9	$329.6
Interest paid (excluding securities lending program)	46.1	41.0
Non-cash investing activities:
Change in net unrealized securities gains (losses)	15.1	15.2
Change in net unrealized derivatives gains (losses)	4.0	7.2

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements consist of CME Group Inc. (CME Group) and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and their respective subsidiaries (collectively, the exchange). On March 18, 2010, CBOT acquired a 90% ownership interest in CME Group Index Services LLC (Index Services), a joint venture with Dow Jones & Company (Dow Jones). The financial statements and accompanying notes presented in this report include the financial results of Index Services beginning on March 19, 2010.

The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2010 and December 31, 2009 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

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

2. Business Combinations

On March 18, 2010, CBOT and Dow Jones entered into an agreement to form Index Services. Index Services was formed through the contribution of CBOT’s market data business and Dow Jones’ index business. Based on the preliminary fair value of assets contributed, the company has allocated $436.5 million to goodwill and $376.4 million to identifiable intangible assets. Intangible assets consist primarily of $232.8 million of customer relationships and $126.6 million of trade names.

In conjunction with its formation, Index Services issued $612.5 million of 4.40% fixed rate notes due 2018, which are guaranteed by CME Group, in an unregistered offering. Proceeds of $607.5 million were distributed to Dow Jones thereby reducing its interest in Index Services to 10%. Dow Jones retains the right to redeem its remaining interest at fair value on or after March 18, 2016. In addition, CBOT retains a right to call Dow Jones’ remaining interest at fair value on or after March 18, 2017. In accordance with current accounting guidance, Dow Jones’ interest has been classified as a redeemable non-controlling interest in the company’s consolidated financial statements.

The following summarizes the changes in redeemable non-controlling interest during the first six months of 2010:

(in millions)
Balance at December 31, 2009	$—
Contribution by Dow Jones	675.0
Distribution to Dow Jones	(607.5)
Total comprehensive income attributable to redeemable non-controlling interest	0.4

Balance at June 30, 2010	$67.9

The following summarizes total comprehensive income attributable to redeemable non-controlling interest:

(in millions)	Quarter Ended June 30, 2010	Six Months Ended June 30, 2010
Net income for the period	$0.5	$0.5
Net unrealized loss on derivative related to 4.40% fixed rate notes	—	(0.1)

Total comprehensive income attributable to redeemable non-controlling interest	$0.5	$0.4

3. Intangible Assets and Goodwill

Intangible assets consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
(in millions)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$3,075.3	$(238.2)	$2,837.1	$2,842.5	$(186.8)	$2,655.7
Lease-related intangibles	83.2	(27.6)	55.6	83.2	(21.7)	61.5
Dow Jones trading products (a)	—	—	—	74.0	(16.6)	57.4
Technology-related intellectual property	38.9	(13.9)	25.0	28.4	(10.3)	18.1
Open interest	—	—	—	12.3	(12.3)	—
Other (b)	14.9	(10.0)	4.9	13.3	(8.5)	4.8

	3,212.3	(289.7)	2,922.6	3,053.7	(256.2)	2,797.5

Foreign currency translation adjustments	(9.5)	3.9	(5.6)	(7.8)	2.5	(5.3)

Total Amortizable Intangible Assets	$3,202.8	$(285.8)	2,917.0	$3,045.9	$(253.7)	2,792.2

Indefinite-Lived Intangible Assets:
Trade names (c)			582.9			452.1
Other (d)			2.6			2.6
Foreign currency translation adjustments			(0.5)			(0.4)

Total intangible assets – other, net			$3,502.0			$3,246.5

Indefinite-lived trading products (a)			$17,038.0			$16,982.0

(a)	In connection with CBOT’s acquisition of 90% ownership in Index Services, the company now considers Dow Jones trading products to be indefinite-lived.
(b)	At June 30, 2010 and December 31, 2009, other amortizable intangible assets consisted of non-compete, service and market maker agreements.
(c)	In the second quarter of 2010, the company recorded a $0.7 million impairment charge to Credit Market Analysis Limited (CMA) trade name as a result of its annual impairment testing.
(d)	At June 30, 2010 and December 31, 2009, other indefinite-lived intangible assets consisted of products in development.

Total amortization expense for intangible assets was $32.3 million and $30.5 million for the quarters ended June 30, 2010 and 2009, respectively. Total amortization expense for intangible assets was $63.1 million and $63.8 million for the first six months of 2010 and 2009, respectively. As of June 30, 2010, the future estimated amortization expense related to amortizable intangible assets is expected to be:

(in millions)
Remainder of 2010	$64.7
2011	129.2
2012	123.9
2013	117.9
2014	116.2
2015	111.0
Thereafter	2,254.1

Goodwill activity consisted of the following for the six months ended June 30, 2010 and the year ended December 31, 2009:

(in millions)	Balance at December 31, 2009	Business Combination	Impairment Adjustment	Other Activity (e)	Balance at June 30, 2010
CBOT Holdings, Inc.	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings, Inc.	2,463.1	—	—	(0.8)	2,462.3
CMA	50.4	—	(19.8)	(2.3)	28.3
Index Services	—	436.5	—	—	436.5

Total Goodwill	$7,549.2	$436.5	$(19.8)	$(3.1)	$7.962.8

(in millions)	Balance at December 31, 2008	Business Combination	Impairment Adjustment	Other Activity (e)	Balance at December 31, 2009
CBOT Holdings, Inc.	$5,036.1	$—	$—	$(0.4)	$5,035.7
NYMEX Holdings, Inc.	2,436.7	—	—	26.4	2,463.1
CMA	46.4	—	—	4.0	50.4

Total Goodwill	$7,519.2	$—	$—	$30.0	$7,549.2

(e)	Other activity consisted primarily of adjustments to restructuring costs and tax contingencies for CBOT Holdings, Inc. (CBOT Holdings) and NYMEX Holdings, Inc. (NYMEX Holdings,) the recognition of excess tax benefits upon exercise of stock options assumed for CBOT Holdings and NYMEX Holdings, and foreign currency translation adjustments for CMA.

The company conducts impairment testing of goodwill and indefinite-lived intangible assets at least annually. The company is required to consider a market participant’s perspective when developing the assumptions used to estimate fair value for its impairment tests. During the second quarter of 2010, the company recorded a $19.8 million impairment charge to reduce the carrying amount of CMA goodwill to its estimated fair value.

4. Debt

On March 18, 2010, Index Services completed an offering of $612.5 million of 4.40% fixed rate notes due 2018. Proceeds of $607.5 million were distributed to Dow Jones in conjunction with its investment in Index Services.

Debt consisted of the following:

(in millions)	June 30, 2010	December 31, 2009
Short-term debt:
$300.0 million floating rate notes due August 2010, interest equal to 3-month LIBOR plus 0.65%, reset quarterly(a)	$300.0	$299.8

Total short-term debt	$300.0	$299.8

Long-term debt:
Term loan due 2011, interest equal to 3-month LIBOR plus 1.00%, reset quarterly(b)	420.5	420.5
$750.0 million fixed rate notes due August 2013, interest equal to 5.40%	748.3	748.0
$750.0 million fixed rate notes due February 2014, interest equal to 5.75%	746.7	746.2
$612.5 million fixed rate notes due March 2018, interest equal to 4.40%(c)	608.9	—
Commercial paper (d)	—	100.0

Total long-term debt	$2,524.4	$2,014.7

(a)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.92% beginning with the interest accrued after November 6, 2008.
(b)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with this facility so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008.
(c)	In February 2010, the company entered into a forward-starting interest-rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46% at issuance on March 18, 2010.
(d)	At December 31, 2009, this represented commercial paper backed by a three-year senior credit facility.

Commercial paper notes with an aggregate par value of $1.3 billion and maturities ranging from 2 to 61 days were issued during the six months ended June 30, 2010. The weighted average discount rate for commercial paper outstanding at December 31, 2009 was 0.24%. There was no commercial paper outstanding at June 30, 2010. During the first six months of 2010 and 2009, the weighted average balance, at par value, of commercial paper outstanding was $168.2 million and $807.5 million, respectively.

Long-term debt maturities, at par value, were as follows as of June 30, 2010:

(in millions)
2011	$420.5
2012	—
2013	750.0
2014	750.0
2015	—
Thereafter	612.5

The fair value of the fixed rate notes due 2013 and 2014 was estimated using quoted market prices. The fair value of the fixed rate notes due 2018 was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. At June 30, 2010, the fair values of the fixed rate notes by maturity date were as follows.

(in millions)	Fair Value
$750.0 million fixed rate notes due August 2013	$827.5
$750.0 million fixed rate notes due February 2014	832.6
$612.5 million fixed rate notes due March 2018	640.4

5. Contingencies

Legal Matters. In October 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc. filed suit against CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking treble damages. In December 2003, CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. In September 2004, the judge granted CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. In March 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. In June 2005, CME and CBOT filed a motion to dismiss the complaint which was denied in August 2005. In April 2007, CME and CBOT filed two joint motions for summary judgment. In July 2010, the judge partially granted the company’s motion for summary judgment on the predatory pricing claims, finding no factual basis for such claims. The company anticipates receiving a ruling on the remaining claims in the near future. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

In August 2008, Fifth Market filed a complaint against CME Group and CME seeking a permanent injunction against CME’s Globex system and enhanced damages for what the plaintiff alleges is willful infringement, in addition to costs, expenses and attorneys’ fees. The suit alleges that CME infringes two U.S. patents. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

In June 2009, CME and CBOT filed a complaint against Howard Garber seeking a declaratory judgment that neither CME nor CBOT was infringing certain of Mr. Garber’s patents and that one of his patents is invalid and unenforceable. In September 2009, Technology Research Group LLC, the current owner of one of the patents at issue, filed counterclaims alleging that CME and CBOT infringe, induce or contribute to the infringement and willfully infringe its patent. Technology Research is seeking an injunction and damages no less than a reasonable royalty. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

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

Intellectual Property Indemnifications. Certain agreements with customers and other third parties related to accessing the CME Globex platform, the CME ClearPort platform, and/or the Clearing 21 platform; utilizing market data services; licensing CME SPAN software; and calculating indexes as a service provider and licensing indexes as the basis of financial products may contain indemnifications from intellectual property claims that may be made against them as a result of their use of the applicable products and/or services. The potential future claims relating to these indemnifications cannot be estimated and, therefore, no liability has been recorded.

6. Guarantees

CME Clearing Contract Settlement. CME accounts for its guarantee of settlement of contracts in accordance with current accounting guidance on guarantees. CME marks-to-market all open positions at least twice a day, and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. In select circumstances where CME has introduced clearing services to newer markets, positions are marked-to-market daily, with the capability to mark-to-market more frequently as market conditions warrant. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME’s guarantee would be equal to one half day of changes in fair value of all open positions, before considering CME’s ability to access defaulting clearing firms’ performance bond and security deposit balances as well as other available resources. During the first six months of 2010, CME transferred an average of approximately $2.2 billion a day through its clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory security deposits. The company believes that the guarantee liability in accordance with the accounting guidance is immaterial and therefore has not recorded any liability at June 30, 2010.

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2010. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At June 30, 2010, CME was contingently liable to SGX on irrevocable letters of credit totaling $83.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and security deposits of the defaulting clearing firm.

Cross-Margin Agreements. CME and Options Clearing Corporation (OCC) have a cross-margin arrangement, whereby a common clearing firm may maintain a cross-margin account in which the clearing firm’s positions in certain CME futures and options on futures contracts are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account would be allocated 50% each to CME and OCC.

Cross-margin agreements exist with CME and Fixed Income Clearing Corp (FICC) whereby the clearing firms’ offsetting positions with CME are subject to reduced margin requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC, each clearing house may reduce the firm’s performance bond requirement. In the event of a firm default, the total liquidation net gain or loss on the firm’s offsetting open positions and the proceeds from the liquidation of the performance bond collateral held by each clearing house’s supporting offsetting positions would be divided evenly between CME and the applicable clearing house.

Additionally, for the FICC cross-margin agreements, if, after liquidation of all the positions and collateral of the defaulting firm at each respective clearing organization, and taking into account any cross-margining loss sharing payments, any of the participating clearing organizations has a remaining liquidating surplus, and any other participating clearing organization has a remaining liquidating deficit, any additional surplus from the liquidation would be shared with the other clearing houses to the extent that they have a remaining liquidating deficit. Any remaining surplus funds would be passed to the bankruptcy trustee.

GFX Corporation Letter of Credit. CME guarantees a $5.0 million standby letter of credit for GFX Corporation (GFX). The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures positions. Per exchange requirements, GFX is required to place performance bond deposits with its clearing firm. The letter of credit, utilized as performance bond, would be drawn on in the event that GFX defaults in meeting requirements to its clearing firm. In the unlikely event of a payment default by GFX, if GFX’s performance bond is not sufficient to cover the deficit, CME would guarantee the remaining deficit, if any.

7. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the board of directors, converted CBOT Holdings options and converted NYMEX Holdings options, was $20.1 million and $18.2 million for the six months ended June 30, 2010 and 2009, respectively. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $8.0 million and $7.3 million for the six months ended June 30, 2010 and 2009, respectively.

In the first six months of 2010, the company granted employees stock options totaling 7,508 shares under the CME Group Omnibus Stock Plan. The options have a ten-year term with exercise prices ranging from $310 to $314 per share, the closing market price on the dates of grant. The fair value of these options totaled $0.9 million, measured at the grant dates using the Black-Scholes valuation model, which is recognized as compensation expense on an accelerated basis over the vesting period. The Black-Scholes fair values of the option grants were calculated using the following assumptions: dividend yield of 1.5%; expected volatility of 44%; risk-free interest rates ranging from 2.6% to 2.9% and an expected life of 6.2 years. The grant date weighted average fair value of options granted during the first six months of 2010 was $126 per share.

In the first six months of 2010, the company granted 6,711 shares of restricted Class A common stock which generally have a vesting period of two to five years. The fair value of these grant were $2.1 million, which is recognized as compensation expense on an accelerated basis over the vesting period.

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

In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. Level 1 assets generally include U.S. Treasury securities, exchange-traded mutual funds and publicly-traded equity securities. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Assets included in level 2 generally consist of U.S. Government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. There were no level 3 assets that were valued on a recurring basis as of June 30, 2010.

The company determined the fair value of its interest rate swap contracts, considered level 2 assets, using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. The level 2 marketable securities are measured at fair value based on matrix pricing based on prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings.

Financial assets and liabilities recorded in the consolidated balance sheet as of June 30, 2010 were classified in their entirety based on the lowest level of input that was significant to each asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

	As of June 30, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$5.1	$—	$—	$5.1
Mutual funds	23.4	—	—	23.4
Corporate bonds	—	0.1	—	0.1
Municipal bonds	—	4.6	—	4.6
Asset-backed securities	—	2.8	—	2.8
U.S. Government agency securities	—	9.0	—	9.0

Total	28.5	16.5	—	45.0
Equity investments	54.1	—	—	54.1

Total Assets at Fair Value	$82.6	$16.5	$—	$99.1

Liabilities at Fair Value:
Interest rate swap contracts	$—	$19.4	$—	$19.4

Total Liabilities at Fair Value	$—	$19.4	$—	$19.4

There were no transfers of assets or liabilities between level 1 and level 2 during the first six months of 2010. There were also no assets or liabilities valued at fair value on a recurring basis using significant unobservable inputs during the first six months of 2010.

During the first six months of 2010, the company recorded impairment on goodwill and a trade name related to CMA. The fair values of CMA’s goodwill and trade name were derived using a discounted cash flow model. As of the impairment test date, the fair values of CMA’s goodwill and trade name were $28.5 million and $0.9 million, respectively. Both assets were considered to be level 3.

9. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options of approximately 605,000 were anti-dilutive for the quarter and six months ended June 30, 2010, respectively. Outstanding stock options and restricted stock awards of approximately 463,000 and 680,000 were anti-dilutive for the quarter and six months ended June 30, 2009, respectively. These options and awards were not included in the diluted earnings per common share calculation.

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share data)	2010	2009	2010	2009
Net Income Attributable to CME Group	$270.7	$221.8	$510.9	$420.9

Weighted Average Number of Common Shares (in thousands):
Basic	65,582	66,329	65,906	66,316
Effect of stock options	151	169	153	131
Effect of restricted stock awards	51	28	45	23

Diluted	65,784	66,526	66,104	66,470

Earnings per Common Share Attributable to CME Group:
Basic	$4.13	$3.34	$7.75	$6.35
Diluted	4.11	3.33	7.73	6.33

10. Subsequent Events

In June 2010, BM&FBOVESPA S.A. (BM&FBOVESPA) and CME Group entered into an agreement which provides for, among other things, an increase in BM&FBOVESPA’s ownership interest in CME Group to approximately 5%. Pursuant to the agreement, the company issued 2.2 million shares of its Class A common stock to BM&FBOVESPA in July 2010 for an aggregate price of $607.0 million.

The company purchased 1.0 million shares of its Class A common stock through open market purchases between July 1, 2010 and August 6, 2010 for a total cost of approximately $279.1 million as part of the share repurchase program that was announced February 12, 2010. Under the terms of this share repurchase program, the company was authorized to purchase up to 2.35 million shares of Class A common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009.

References in this discussion and analysis to “we,” “us” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), and New York Mercantile Exchange, Inc. (NYMEX), collectively.

RESULTS OF OPERATIONS

Financial Highlights

The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2010	2009	Change	2010	2009	Change
Total revenues	$813.9	$647.8	26%	$1,507.1	$1,294.9	16%
Total expenses	298.8	249.0	20	577.3	509.7	13
Operating margin	63%	62%		62%	61%
Non-operating income (expense)	$(35.0)	$(23.9)	45	$(50.8)	$(59.8)	(15)
Effective tax rate	44%	41%		42%	42%
Net income attributable to CME Group	$270.7	$221.8	22	$510.9	$420.9	21
Diluted earnings per common share attributable to CME Group	4.11	3.33	23	7.73	6.33	22
Cash flows from operating activities				649.1	438.4	48

•

Growth in revenues in the second quarter and first six months of 2010 when compared with the same periods in 2009 was primarily the result of an increase in clearing and transaction fees due to increased trading volume.

•

A goodwill and trade name impairment charge related to our Credit Market Analysis Limited (CMA) operations as well as increases in compensation and benefits expense contributed to higher overall expenses in the second quarter and first six months of 2010.

•	The effective tax rate increased due primarily to the establishment of a full valuation allowance for the tax benefit associated with CMA’s goodwill and trade name impairment.

•	Cash flows from operations are strongly correlated with trading volume.

Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	Change	2010	2009	Change
Clearing and transaction fees	$684.2	$536.8	27%	$1,262.2	$1,064.6	19%
Market data and information services	102.0	82.1	24	189.6	167.6	13
Access and communication fees	11.2	11.5	(3)	22.1	23.1	(4)
Other	16.5	17.4	(5)	33.2	39.6	(16)

Total Revenues	$813.9	$647.8	26	$1,507.1	$1,294.9	16

Clearing and Transaction Fees

Based on total volume and average rate per contract data below, we estimate that clearing and transaction fees revenue increased by $168.9 million during the second quarter due to the increase in total volume partially offset by a decline of $21.5 million due to the decrease in average rate per contract, resulting in a net increase in revenues in the second quarter of 2010 of $147.4 million when compared with the same period in 2009.

During the first six months of 2010, we estimate that clearing and transaction fees revenue increased by $232.2 million due to the increase in total volume when compared with the same period in 2009. This increase was partially offset by a decline in revenue of $34.6 million due to the decrease in average rate per contract, resulting in a net increase in revenues in the first six months of 2010 of $197.6 million when compared with the same period in 2009.

Average rate per contract is impacted by our rate structure, which includes volume-based incentives; product mix; trading venue and the percentage of trading volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the change in revenues attributable to changes in each is only an approximation.

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Total volume (in millions)	865.6	652.0	33%	1,569.8	1,281.0	23%
Clearing and transaction fees (in millions)	$684.2	$536.8	27	$1,262.2	$1,064.6	19
Average rate per contract	0.790	0.823	(4)	0.804	0.831	(3)

Trading Volume

The following table summarizes average daily trading volume.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2010	2009	Change	2010	2009	Change
Average Daily Volume by Product Line:
Interest rate	6,074	4,389	38%	5,608	4,120	36%
Equity	3,455	2,988	16	3,143	3,258	(4)
Foreign exchange	1,035	568	82	963	538	79
Commodity	855	818	5	821	752	9
Energy	1,798	1,396	29	1,706	1,459	17
Metal	308	190	62	317	203	57

Aggregate average daily volume	13,525	10,349	31	12,558	10,330	22

Average Daily Volume by Venue:
Electronic	11,340	8,266	37	10,472	8,245	27
Open outcry	1,539	1,431	8	1,431	1,385	3
Privately negotiated	198	174	14	194	169	15

Total exchange-traded volume	13,077	9,871	32	12,097	9,799	23
Total CME ClearPort	448	478	(6)	461	531	(13)

Aggregate average daily volume	13,525	10,349	31	12,558	10,330	22

Electronic Volume as a Percentage of Total Volume	84%	80%	83%		80%

Interest Rate Products

The following table summarizes average daily volume for our key interest rate products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2010	2009	Change	2010	2009	Change
Eurodollar futures	2,296	1,832	25%	2,150	1,705	26%
Eurodollar options	877	710	24	778	661	18
U.S. Treasury futures and options:
10-Year	1,464	922	59	1,319	870	52
5-Year	576	399	44	540	378	43
30-Year	406	278	46	377	281	34
2-Year	326	174	87	324	159	104

The increase in interest rate product volume in the second quarter and first six months of 2010 compared with the same periods in 2009 was attributable to the overall improvement in the economic environment in 2010 following the credit crisis. The improving macroeconomic conditions led to changing expectations of U.S. Treasury rates as well as increased market participants’ use of these products, which contributed to an increase in volume.

Equity Products

The following table summarizes average daily volume for our key equity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2010	2009	Change	2010	2009	Change
E-mini S&P futures and options	2,758	2,363	17%	2,496	2,566	(3)%
E-mini NASDAQ futures and options	356	309	15	338	329	3

The decrease in equity product volume for the first six months of 2010 was due primarily to decreased volatility in the first quarter of 2010 when compared with the same period of 2009, which we believe is due to a generally improved economic outlook. Volatility within the equity markets increased during May 2010, which we believe was attributable to the sovereign debt crisis in Europe. This increase in volatility contributed to an increase in volume in the second quarter of 2010 when compared with the same period in 2009.

Foreign Exchange Products

We believe that the increase in volume is due to a divergence between the interest rate policy in the United States and other global markets, as well as the sovereign debt crisis in Europe. The increase in volume was primarily attributable to the increase in euro products, which increased by 108% and 87% to an average of 0.4 million per day in the second quarter and first six months of 2010, respectively.

Commodity Products

We believe that the increase in average daily volume for commodities products in the second quarter of 2010 and the first six months of 2010 when compared with the same periods in 2009 was attributable to the broader use of commodities as an asset class as well as changes in global supply and demand.

Energy Products

The following table summarizes average daily volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2010	2009	Change	2010	2009	Change
Crude oil futures and options	983	654	50%	888	683	30%
Natural gas futures and options	480	438	9	482	468	3

We believe the increase in average daily volume in the second quarter and first six months of 2010 when compared with the same periods in 2009 was primarily attributable to improving macroeconomic conditions leading to increased use of crude oil and natural gas futures contracts for hedging and speculating purposes. We believe that crude oil product volume has increased faster than natural gas product volume as a result of higher volatility within the crude oil market.

Metal Products

We believe that the increase in metal product volume in 2010 was attributable to increased investment in precious metals as an asset class during periods of uncertainty in interest rates and foreign exchange.

Average Rate per Contract

The average rate per contract decreased in the second quarter and first six months of 2010 when compared with the same periods in 2009 due to an increase in member trading volume, which increased faster than non-member trading in the second quarter and first six months of 2010.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. As of June 30, 2010, we had approximately 145 clearing firms. One firm represented 12% of our clearing and transaction fees revenue in the first six months of 2010. No other firm represented more than 10% of our clearing and transaction fees revenue in the first six months of 2010. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from a particular clearing firm.

Other Sources of Revenue

Beginning March 19, 2010, market data and information services revenue includes market data and licensing revenue from CME Group Index Services LLC (Index Services). The increase in revenue was primarily attributable to Index Services.

During the second quarter and first six months of 2010, the increase in market data and information services revenue was also attributable to an increase in the basic device monthly fee. The increase was offset by the decrease in basic device counts due primarily to cost-cutting initiatives at customer firms.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except monthly fee per device)	2010	2009	Change	2010	2009	Change
Average estimated monthly basic device screen count	385,000	415,000	(30,000)	386,000	422,000	(36,000)
Basic device monthly fee per device	$61	$55	$6	$61	$55	$6
Estimated increase (decrease) in revenues
Due to an increase in monthly fee per device			$6.9			$13.9
Due to a decrease in screen counts			$(5.0)			$(12.1)

The two largest resellers of our market data represented approximately 47% of our market data and information services revenue in the first six months of 2010. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of quotation data fees directly to us.

Other revenues declined in the second quarter and first six months of 2010 when compared with the same periods in 2009 due to $1.1 million and $6.2 million decreases in trading revenues generated by GFX Corporation (GFX) in the second quarter and first six months of 2010, respectively, as a result of lower trading activity and smaller trading margins.

Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	Change	2010	2009	Change
Compensation and benefits	$103.1	$88.0	17%	$201.9	$174.7	16%
Communications	10.9	11.6	(5)	21.0	24.0	(13)
Technology support services	12.7	11.6	10	24.9	23.4	6
Professional fees and outside services	25.2	22.4	13	56.4	44.0	28
Amortization of purchased intangibles	32.3	30.5	6	63.1	63.8	(1)
Depreciation and amortization	32.8	30.1	9	65.0	61.1	6
Occupancy and building operations	20.2	18.1	11	40.7	38.2	7
Licensing and other fee agreements	21.2	21.7	(2)	42.3	46.3	(9)
Restructuring	(0.2)	1.4	(113)	(0.5)	4.6	(110)
Other	40.6	13.6	199	62.5	29.6	111

Total Expenses	$298.8	$249.0	20	$577.3	$509.7	13

Operating expenses increased by $49.8 million and $67.6 million in the second quarter and first six months of 2010, respectively, when compared with the same periods in 2009. The following table shows the estimated impact of key factors resulting in the increase (decrease) in operating expenses:

	Quarter Ended June 30, 2010		Six Months Ended June 30, 2010
(dollars in millions)	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
CMA goodwill and trade name impairment	$20.5	8%	$20.5	4%
Salaries, benefits and employer taxes	10.4	4	15.5	3
Bonus expense	8.7	4	12.0	2
Professional fees related to Index Services	0.9	—	11.3	2
Marketing and travel expense	3.3	1	6.7	1
Depreciation and amortization	1.7	1	2.8	1
Amortization of purchased intangibles	1.8	1	(0.7)	—
Restructuring expense	(1.6)	(1)	(5.0)	(1)
Other expenses, net	4.1	2	4.5	1

Total	$49.8	20%	$67.6	13%

Impairment charges on goodwill and trade name related to our CMA operations led to an increase in other expenses of $20.5 million in the second quarter and first six months of 2010.

The rise in salaries, benefits and employer taxes was attributable to salary increases and rising healthcare costs. An increase in average headcount primarily due to the acquisition of Index Services also contributed to an increase in expense.

The increase in our bonus expense in the second quarter and first six months of 2010 was due to improved performance relative to our 2010 cash earnings target compared with 2009 relative to our 2009 cash earnings target.

Costs incurred for the formation of Index Services led to an increase in professional fee expenses of $11.3 million in the first six months of 2010 when compared with the same period in 2009.

Marketing and travel expenses increased in the second quarter and first six months of 2010 due to global expansion and establishment of strategic partnerships.

Depreciation increased in the second quarter and first six months of 2010 due to commencement of depreciation on the assets related to the build-out of our new data center and other renovations.

Amortization of purchased intangibles increased in the second quarter of 2010 due to the acquisition of intangible assets related to the formation of Index Services in March 2010.

The restructuring program related to the NYMEX Holdings merger was substantially complete by August 2009, which resulted in a decrease in expense in the second quarter and first six months of 2010 when compared with the same periods in 2009.

Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	Change	2010	2009	Change
Investment income	$4.4	$10.1	(56)%	$15.5	$11.9	31%
Gains (losses) on derivative investments	—	—	—	6.0	—	n.m.
Securities lending interest income	—	0.4	(100)	—	2.8	(100)
Securities lending interest and other costs	—	0.3	(100)	—	(0.1)	(100)
Interest and other borrowing costs	(37.9)	(32.6)	16	(69.3)	(71.1)	(3)
Equity in losses of unconsolidated subsidiaries	(1.5)	(1.7)	(13)	(3.0)	(2.9)	5
Other income (expense)	—	(0.4)	(100)	—	(0.4)	(100)

Total Non-Operating	$(35.0)	$(23.9)	45	$(50.8)	$(59.8)	(15)

n.m. not meaningful

Investment income decreased during the second quarter of 2010 due primarily to a $5.0 million decrease in gains on marketable securities related to our non-qualified deferred compensation plans. Gains and losses from these securities are offset by an equal amount of compensation and benefits expense.

The increase in investment income during the first six months of 2010 when compared with the same period in 2009 was primarily due to an increase in dividend income from our investments in BM&FBOVESPA S.A. (BM&FBOVESPA) and Bolsa Mexicana de Valores, S.A.B. de C.V. (BMV). Total dividend income was $15.9 million in the first six months of 2010 compared with $5.0 million for the same period in 2009. The increase was partially offset by a $3.1 million decrease in gains on marketable securities related to our non-qualified deferred compensation plans. In addition, interest income decreased by $3.4 million due to a decrease in average investment balances.

In March 2010, we recognized a $6.0 million gain on derivative investments as a result of a settlement from the Lehman Brothers Holdings (Lehman Brothers) bankruptcy proceedings. The settlement relates to an unsecured claim tied to a derivative contract that we terminated in September 2008 when Lehman Brothers filed for bankruptcy.

On March 18, 2010, we issued $612.5 million of 4.40% fixed rate notes due 2018, resulting in an increase in average effective yield and total cost of borrowing. We repaid the $300.0 million of floating rate notes that matured on August 6, 2010.

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Weighted average borrowings outstanding (in millions)	$2,874.2	$3,053.9	$(179.7)	$2,744.0	$3,111.4	$(367.4)
Weighted average effective yield	4.99%	4.12%	0.87%	4.83%	3.94%	0.89%
Total cost of borrowing (1)	5.25	4.39	0.86	5.09	4.66	0.43

(1)	Total cost of borrowing includes interest, commitment fees, discount accretion and debt issuance costs.

Income Tax Provision

The effective tax rate was 41.8% in the first six months of 2010 compared with 42.0% in the same period of 2009. The effective tax rate was 43.5% for the second quarter of 2010 compared with 40.8% for the same period in 2009. The tax rate increased in the second quarter because we established a full valuation allowance for the tax benefit associated with CMA’s goodwill and trade name impairment in the second quarter of 2010. In the first quarter of 2010, we reduced the liability for uncertain tax positions by $6.4 million, resulting in a decrease in the effective tax rate for the first six months of 2010. Also, in the first six months of 2009, it was determined that a $8.0 million federal tax benefit did not meet the required more-likely-than-not standard. As a result, an $8.0 million liability for uncertain tax positions was established in the first six months of 2009, including a $6.3 million liability that was recorded in the first quarter of 2009.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $649.1 million for the first six months of 2010 compared with $438.4 million for the same period in 2009. The increase in net cash provided by operating activities was due primarily to higher trading volumes and increased profitability. In the first six months of 2010, net cash provided by operating activities was $137.7 million higher than net income. This increase was primarily the result of depreciation and amortization expense of $65.0 million and amortization of purchased intangibles of $63.1 million. The increase was offset by an increase in accounts receivable of $65.0 million. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash used in investing activities was $7.7 million in the first six months of 2010 compared with cash provided by investing activities of $557.9 million in the first six months of 2009. The increase in cash used was largely attributable to the termination of the NYMEX securities lending program in 2009 as well as the decrease in proceeds from marketable securities, net of purchases, of $212.9 million.

Cash used in financing activities was $538.4 million in the first six months of 2010 compared with $845.5 million for the same period in 2009. The decrease was primarily attributable to a decrease in proceeds from commercial paper issuances, net of maturities, as well as the termination of the NYMEX securities lending program in 2009. The decrease was partially offset by the distribution to Dow Jones of $607.5 million related to Index Services as well as an increase in share repurchases of $269.2 million. The increase in share repurchases was attributable to our board of director’s authorization to repurchase up to 2.35 million shares of Class A common stock.

Debt Instruments. The following table summarizes our debt outstanding as of June 30, 2010:

(in millions)	Par Value
Floating rate notes due August 2010, interest equal to 3-month LIBOR plus 0.65%(1)	$300.0
Term loan due 2011, interest equal to 3-month LIBOR plus 1.00% (2)	420.5
Fixed rate notes due August 2013, interest equal to 5.40%	750.0
Fixed rate notes due February 2014, interest equal to 5.75%	750.0
Fixed rate notes due March 2018, interest equal to 4.40% (3)	612.5

(1)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.92% beginning with the interest accrued after November 6, 2008.
(2)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with this facility so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008.
(3)	In March 2010, Index Services completed an unregistered offering of fixed rate notes due 2018. Net proceeds from the offering were used to fund a distribution to Dow Jones in conjunction with our investment in Index Services. In February 2010, the company entered into a forward starting interest-rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46% beginning with the interest accrued after March 18, 2010.

We maintain a $1.4 billion senior credit facility with various financial institutions, including the $420.5 million term loan and a $945.5 million revolving credit facility. As long as we are not in default under the senior credit facility, we have the option to increase the facility from time to time by an aggregate amount of up to $1.1 billion, to a total of $2.5 billion, with the consent of the agent and the lenders providing the additional funds. The revolving credit facility expires on August 21, 2011. Any commercial paper outstanding would be backed by this revolving credit facility.

The floating rate notes due August 2010 matured on August 6, 2010. We repaid these notes when they matured.

At June 30, 2010, we have excess borrowing capacity for general corporate purposes of approximately $945.5 million.

We maintain a 364-day revolving line of credit with a consortium of banks to be used in certain situations by our clearing house. The line of credit provides for borrowings of up to $1.0 billion. This line of credit is collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the

Interest Earnings Facility and any performance bond deposits of a clearing firm that may default on its obligation. The line of credit can only be drawn on to the extent that it is collateralized. At June 30, 2010, security deposit collateral available was $2.3 billion. We have the option to request an increase in the line from $1.0 billion to $1.5 billion with the participating banks’ approval.

The indentures governing our floating and fixed rate notes, our 364-day revolving line of credit for $1.0 billion and our senior credit facility for $1.4 billion due 2011 do not contain specific covenants that restrict the ability to pay dividends. These agreements, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company, which could indirectly affect the ability to pay dividends.

Under our senior credit facility, we are required to maintain a consolidated net worth of at least $12.1 billion.

In addition, our 364-day revolving line of credit contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder’s equity less intangible assets (as defined in the agreement), of not less than $125.0 million. In the event that CME elects to increase the facility, the minimum consolidated tangible net worth test will increase ratably up to $187.5 million.

As of June 30, 2010, we are in compliance with the various covenant requirements of all our debt facilities.

CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At June 30, 2010, the letters of credit totaled $83.0 million. CME also guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of this letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit would be utilized in the event that GFX defaults in meeting performance bond requirements to its clearing firm.

The following table summarizes our credit ratings as of June 30, 2010:

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

Liquidity and Cash Management. Cash and cash equivalents totaled $363.6 million at June 30, 2010 and $260.6 million at December 31, 2009. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices.

Net current deferred tax assets of $25.5 million and $23.8 million were included in other current assets at June 30, 2010 and December 31, 2009, respectively. Total net current deferred tax assets included primarily unrealized losses and accrued expenses.

Net long-term deferred tax liabilities were $7.8 billion and $7.6 billion at June 30, 2010 and December 31, 2009, respectively. Net deferred tax liabilities are primarily the result of purchase accounting for intangible assets in our mergers with CBOT Holdings and NYMEX Holdings.

We have a long-term deferred tax asset of $145.9 million included within our domestic long-term deferred tax liability. This deferred tax asset is for an unrealized capital loss incurred in Brazil related to our investment in BM&FBOVESPA. As of June 30, 2010, we do not believe that we currently meet the more-likely-than-not threshold that would allow us to fully realize the value of the unrealized capital loss. As a result, a partial valuation allowance of $64.5 million has been provided for the amount of the unrealized capital loss that exceeds potential capital gains that could be used to offset the capital loss in future periods. We also have a long-term deferred tax asset related to Brazilian taxes of $125.3 million for an unrealized capital loss incurred in Brazil related to our investment in BM&FBOVESPA. A full valuation allowance of $125.3 million has been provided because we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of the unrealized capital loss in Brazil in the future. Valuation allowances of $66.0 million have also been provided for additional unrealized capital losses on various other investments.

Net long-term deferred tax assets also include a $24.8 million deferred tax asset for foreign net operating losses related to Swapstream. Our assessment at June 30, 2010 was that we did not currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the $24.8 million deferred tax assets arising from these net operating losses has been fully reserved.

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

The following is an update to the legal proceedings disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2010.

EUREX Action

In October 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc. filed suit against CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortiously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking treble damages. In December 2003, CBOT and CME filed separate motions to dismiss or, in the event the motion to dismiss is denied, to move the venue to the United States District Court for the Northern District of Illinois. In September 2004, the judge granted CBOT’s and CME’s motion to transfer venue to the Northern District of Illinois. In light of that decision, the judge did not rule on the motions to dismiss. In March 2005, Eurex U.S. filed a second amended complaint in the United States District Court for the Northern District of Illinois. In June 2005, CME and CBOT filed a motion to dismiss the complaint which was denied in August 2005. In April 2007, CME and CBOT filed two joint motions for summary judgment. In July 2010, the judge partially granted the company’s motion for summary judgment on the predatory pricing claims, finding no factual basis for such claims. We anticipate receiving a ruling on the remaining claims in the near future. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

Item 1A.	Risk Factors

The following is an update to the Risk Factors disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2010.

Our business may be impacted by the adoption and implementation of the Dodd-Frank Act.

On July 21, 2010, the President signed into law the Dodd-Frank Act also known as the Restoring American Financial Stability Act of 2010. This new legislation is a comprehensive banking and financial services reform package that includes significant changes to the oversight of the derivatives markets, both over-the-counter and exchange traded. While we believe that the new regulations provide opportunities for our business which we intend to explore, the Act is subject to extensive rulemaking by the CFTC, the SEC, the Department of Treasury and other regulators. In light of the uncertainty of the final implementation of the Act, there is a risk that the final regulations could include provisions that could negatively impact our business. For example, the Act provides for certain restrictions on swap dealing and proprietary trading, enhancements to the margin requirements and guaranty fund contributions and for position limits. To the extent these provisions negatively impact the trading activity of our customers, our trading volumes and related revenues may be impacted.

In accordance with the Act, the CFTC’s authority will be significantly expanded to include over-the-counter derivatives. To the extent rulemaking stemming from the Act includes a more rules-based approach versus the CFTC’s existing principles-based approach, our ability to efficiently operate our business could be impaired.

The Act also provides for central clearing of “clearable” over-the-counter swaps and requires that swaps that are cleared to be traded on exchanges or swap execution facilities. While these new requirements create new opportunities for us to expand our over-the-counter business, a number of market participants and exchanges have developed, and likely will develop in the future, competing platforms and products. We cannot guarantee that we will be able to compete effectively or that our initiatives will be successful.

To the extent the regulatory environment following the implementation of the Act is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On June 22, 2010, CME Group and BM&FBOVESPA entered into a definitive Share Purchase and Investor Rights Agreement providing for, among other things, BM&FBOVESPA’s increase in its ownership interest in CME Group to approximately 5% as previously announced in February 2010 as part of the expansion of their existing strategic partnership. Pursuant to the agreement, on July 16, 2010, CME Group issued to BM&FBOVESPA 2,206,478 shares of its Class A common stock, par value $0.01 per share, at a purchase price per share of $275.12 in cash, or approximately $607 million in the aggregate. The Class A Common Stock was issued and sold in reliance on the exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof.

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2) (in millions)

April 1 to April 30	41,297	$309.25	41,297	1.4

May 1 to May 31	5,135	$308.66	5,135	1.4

June 1 to June 30	265	$310.10	—	1.4

Total	46,697	$309.19	46,432	1.4

(1)	Shares purchased consist of an aggregate of 265 shares of Class A common stock surrendered in the second quarter of 2010 to satisfy employees’ tax obligations upon the vesting of restricted stock and an aggregate of 46,432 shares of Class A common stock purchased under our publicly announced share repurchase program as described below.
(2)	Under the terms of the share buyback program announced on February 12, 2010, the company is authorized to purchase shares of Class A common stock up to 2.35 million shares. The authorization of the buyback was approved in connection with our agreement to issue additional Class A common shares to BM&FBOVESPA to increase its aggregate share ownership in the company to 5% and serves to offset the dilution of the shares issued to BM&FBOVESPA.

Item 6.	Exhibits

10.1*	First Amendment to the CME Group Inc. Employee Stock Purchase Plan, dated May 6, 2010.

31.1	Section 302 Certification—Craig S. Donohue

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: August 6, 2010	By:	/S/ JAMES E. PARISI
Chief Financial Officer & Managing Director Finance and Corporate Development