Form 10-Q
period 2010-09-30
CME GROUP INC.
filed 2010-11-05
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 20, 2010 was as follows: 67,011,625 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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

Trademark Information

CME Group is a trademark of CME Group Inc. The Globe logo, CME, Chicago Mercantile Exchange, Globex and E-mini, are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. All other trademarks are the property of their respective owners.

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

For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of this Report, Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on February 26, 2010, and Item 1A. of our Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2010.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$568.2	$260.6
Marketable securities	44.3	42.6
Accounts receivable, net of allowance of $1.0 and $1.9	333.4	248.3
Other current assets	106.9	165.6
Cash performance bonds and security deposits	2,996.4	5,981.9

Total current assets	4,049.2	6,699.0
Property, net of accumulated depreciation and amortization of $572.0 and $546.1	740.6	738.5
Intangible assets – trading products	17,038.0	16,982.0
Intangible assets – other, net	3,470.5	3,246.5
Goodwill	7,961.0	7,549.2
Other assets	427.2	435.8

Total Assets	$33,686.5	$35,651.0

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$43.8	$46.7
Short-term debt	420.5	299.8
Other current liabilities	205.5	195.2
Cash performance bonds and security deposits	2,996.4	5,981.9

Total current liabilities	3,666.2	6,523.6
Long-term debt	2,104.4	2,014.7
Deferred tax liabilities, net	7,769.9	7,645.9
Other liabilities	177.4	165.8

Total Liabilities	13,717.9	16,350.0

Redeemable non-controlling interest	67.8	—

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 66,793 and 66,511 shares issued and outstanding as of September 30, 2010 and December 31, 2009	0.7	0.7
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,258.1	17,186.6
Retained earnings	2,766.8	2,239.9
Accumulated other comprehensive income (loss)	(124.8)	(126.2)

Total Shareholders’ Equity	19,900.8	19,301.0

Total Liabilities and Shareholders’ Equity	$33,686.5	$35,651.0

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Clearing and transaction fees	$598.7	$540.6	$1,860.9	$1,605.2
Market data and information services	101.4	81.4	291.0	249.0
Access and communication fees	11.3	11.4	33.4	34.5
Other	22.0	17.0	55.2	56.6

Total Revenues	733.4	650.4	2,240.5	1,945.3

Expenses
Compensation and benefits	110.4	87.3	312.3	262.0
Communications	9.8	11.5	30.8	35.5
Technology support services	12.5	11.3	37.4	34.7
Professional fees and outside services	26.1	17.9	82.5	61.9
Amortization of purchased intangibles	32.4	30.7	95.5	94.5
Depreciation and amortization	33.1	32.3	98.1	93.4
Occupancy and building operations	17.0	19.1	57.7	57.3
Licensing and other fee agreements	20.5	21.2	62.8	67.5
Restructuring	—	0.6	(0.5)	5.2
Other	28.7	17.1	91.2	46.7

Total Expenses	290.5	249.0	867.8	758.7

Operating Income	442.9	401.4	1,372.7	1,186.6

Non-Operating Income (Expense)
Investment income	12.6	10.5	28.1	22.4
Impairment of long-term investment	—	(22.4)	—	(22.4)
Gains (losses) on derivative investments	—	—	6.0	—
Securities lending interest income	—	—	—	2.8
Securities lending interest and other costs	—	—	—	(0.1)
Interest and other borrowing costs	(35.9)	(32.1)	(105.2)	(103.2)
Equity in losses of unconsolidated subsidiaries	(3.9)	(1.6)	(6.9)	(4.5)
Other income (expense)	—	—	—	(0.4)

Total Non-Operating	(27.2)	(45.6)	(78.0)	(105.4)

Income before Income Taxes	415.7	355.8	1,294.7	1,081.2
Income tax provision	171.4	153.5	539.0	458.0

Net Income	244.3	202.3	755.7	623.2
Less: net income attributable to redeemable non-controlling interest	—	—	0.5	—

Net Income Attributable to CME Group	$244.3	$202.3	$755.2	$623.2

Earnings per Common Share Attributable to CME Group:
Basic	$3.67	$3.05	$11.42	$9.39
Diluted	3.66	3.04	11.39	9.37

Weighted Average Number of Common Shares:
Basic	66,556	66,384	66,125	66,339
Diluted	66,744	66,573	66,320	66,514

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2009	66,511	3	$17,187.3	$2,239.9	$(126.2)	$19,301.0
Comprehensive income:
Net income attributable to CME Group				755.2		755.2
Change in net unrealized loss on securities, net of tax of $0.9					(3.8)	(3.8)
Change in net actuarial loss on defined benefit plans, net of tax of $1.0					1.5	1.5
Change in net unrealized loss on derivatives, net of tax of $2.7					4.1	4.1
Change in foreign currency translation adjustment, net of tax of $0.2					(0.4)	(0.4)

Total comprehensive income attributable to CME Group						756.6
Cash dividends on common stock of $3.45 per share				(228.3)		(228.3)
Class A common stock issued to BM&FBOVESPA	2,206		607.1			607.1
Repurchase of Class A common stock	(2,007)		(575.2)			(575.2)
Exercise of stock options	55		6.5			6.5
Excess tax benefits from option exercises and restricted stock vesting			3.6			3.6
Vesting of issued restricted Class A common stock	18		(1.4)			(1.4)
Shares issued to Board of Directors	8		2.3			2.3
Shares issued under Employee Stock Purchase Plan	2		0.7			0.7
Stock-based compensation			27.9			27.9

Balance at September 30, 2010	66,793	3	$17,258.8	$2,766.8	$(124.8)	$19,900.8

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2008	66,417	3	$17,129.2	$1,719.7	$(160.3)	$18,688.6
Comprehensive income:
Net income attributable to CME Group				623.2		623.2
Change in net unrealized loss on securities, net of tax of $16.3					25.2	25.2
Change in net actuarial loss on defined benefit plans, net of tax of $0.9					(1.4)	(1.4)
Change in net unrealized loss on derivatives, net of tax of $2.8					4.4	4.4
Change in foreign currency translation adjustment, net of tax of $2.2					3.4	3.4

Total comprehensive income attributable to CME Group						654.8
Cash dividends on common stock of $3.45 per share				(229.0)		(229.0)
Repurchase of Class A common stock	(139)		(27.0)			(27.0)
Exercise of stock options	92		16.8			16.8
Excess tax benefits from option exercises and restricted stock vesting			1.0			1.0
Vesting of issued restricted Class A common stock	16		(1.6)			(1.6)
Shares issued to Board of Directors	12		2.4			2.4
Shares issued under Employee Stock Purchase Plan	2		0.7			0.7
Stock-based compensation			23.6			23.6

Balance at September 30, 2009	66,400	3	$17,145.1	$2,113.9	$(128.7)	$19,130.3

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$755.7	$623.2
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	27.9	23.6
Amortization of purchased intangibles	95.5	94.5
Depreciation and amortization	98.1	93.4
Credit Market Analysis Limited impairment	20.5	—
Net accretion of discounts and amortization of debt financing costs	3.8	11.6
Equity in losses of unconsolidated subsidiaries	6.9	4.5
Impairment of long-term investment	—	22.4
Deferred income taxes	(31.3)	(28.9)
Change in assets and liabilities:
Accounts receivable	(63.9)	(30.2)
Other current assets	15.0	(8.4)
Other assets	4.8	(7.6)
Accounts payable	(2.0)	(34.9)
Income taxes payable	(5.1)	1.7
Other current liabilities	14.5	(56.2)
Other liabilities	21.7	29.6
Other	0.9	(0.5)

Net Cash Provided by Operating Activities	963.0	737.8

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	11.5	389.1
Purchases of available-for-sale marketable securities	(10.2)	(159.9)
Net change in NYMEX securities lending program investments	—	425.9
Purchases of property, net	(97.7)	(112.9)
Cash acquired in formation of Index Services	5.4	—
Proceeds from Chicago Board Options Exchange exercise right privileges	39.7	—
Purchase of Bolsa Mexicana de Valores, S.A.B. de C.V. shares	(17.4)	—
Capital contributions to FXMarketSpace Limited	—	(2.8)

Net Cash Provided by (Used in) Investing Activities	(68.7)	539.4

Cash Flows from Financing Activities
Repayments of commercial paper, net of proceeds	(99.9)	(1,168.8)
Proceeds from other borrowings, net of issuance costs	608.0	743.5
Repayment of other borrowings	(300.0)	(250.0)
Net change in NYMEX securities lending program liabilities	—	(456.8)
Cash dividends	(228.3)	(229.0)
Class A common stock issued to BM&FBOVESPA	607.1	—
Repurchase of Class A common stock, including costs	(575.2)	(27.0)
Proceeds from exercise of stock options	6.5	16.8
Distribution paid to non-controlling interest	(607.5)	—

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Excess tax benefits related to employee option exercises and restricted stock vesting	3.6	1.2
Other	(1.0)	(0.9)

Net Cash Used in Financing Activities	(586.7)	(1,371.0)

Net change in cash and cash equivalents	$307.6	$(93.8)
Cash and cash equivalents, beginning of period	260.6	297.9

Cash and Cash Equivalents, End of Period	$568.2	$204.1

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$572.6	$469.6
Interest paid (excluding securities lending program)	103.3	88.2
Non-cash investing activities:
Change in net unrealized securities gains (losses)	4.7	41.5
Change in net unrealized derivatives gains (losses)	6.8	7.2

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

The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2010 and December 31, 2009 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

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

2. Business Combinations

On March 18, 2010, CBOT and Dow Jones entered into an agreement to form Index Services. Index Services was formed through the contribution of CBOT’s market data business and Dow Jones’ index business. Based on the preliminary fair value of assets contributed, the company has allocated $433.6 million to goodwill and $376.4 million to identifiable intangible assets. Intangible assets consist primarily of $232.8 million of customer relationships and $126.6 million of trade names.

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

The following summarizes the changes in redeemable non-controlling interest during the first nine months of 2010:

(in millions)
Balance at December 31, 2009	$—
Contribution by Dow Jones	675.0
Distribution to Dow Jones	(607.5)
Total comprehensive income attributable to redeemable non-controlling interest	0.3

Balance at September 30, 2010	$67.8

The following summarizes total comprehensive income attributable to redeemable non-controlling interest:

(in millions)	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2010
Net income for the period	$—	$0.5
Net unrealized loss on derivative related to 4.40% fixed rate notes	(0.1)	(0.2)

Total comprehensive income attributable to redeemable non-controlling interest	$(0.1)	$0.3

3. Intangible Assets and Goodwill

Intangible assets consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
(in millions)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$3,075.3	$(265.2)	$2,810.1	$2,842.5	$(186.8)	$2,655.7
Lease-related intangibles	83.2	(30.6)	52.6	83.2	(21.7)	61.5
Dow Jones trading products (a)	—	—	—	74.0	(16.6)	57.4
Technology-related intellectual property	38.9	(15.8)	23.1	28.4	(10.3)	18.1
Open interest	—	—	—	12.3	(12.3)	—
Other (b)	14.9	(10.9)	4.0	13.3	(8.5)	4.8

	3,212.3	(322.5)	2,889.8	3,053.7	(256.2)	2,797.5

Foreign currency translation adjustments	(8.1)	3.7	(4.4)	(7.8)	2.5	(5.3)

Total Amortizable Intangible Assets	$3,204.2	$(318.8)	2,885.4	$3,045.9	$(253.7)	2,792.2

Indefinite-Lived Intangible Assets:
Trade names (c)			582.9			452.1
Other (d)			2.6			2.6
Foreign currency translation adjustments			(0.4)			(0.4)

Total intangible assets – other, net			$3,470.5			$3,246.5

Indefinite-lived trading products (a)			$17,038.0			$16,982.0

(a)	In connection with CBOT’s acquisition of 90% ownership in Index Services, the company now considers Dow Jones trading products to be indefinite-lived.
(b)	At September 30, 2010 and December 31, 2009, other amortizable intangible assets consisted of non-compete, service and market maker agreements.
(c)	In the second quarter of 2010, the company recorded a $0.7 million impairment charge to the Credit Market Analysis Limited (CMA) trade name as a result of its annual impairment testing.
(d)	At September 30, 2010 and December 31, 2009, other indefinite-lived intangible assets consisted of products in development.

Total amortization expense for intangible assets was $32.4 million and $30.7 million for the quarters ended September 30, 2010 and 2009, respectively. Total amortization expense for intangible assets was $95.5 million and $94.5 million for the first nine months of 2010 and 2009, respectively. As of September 30, 2010, the future estimated amortization expense related to amortizable intangible assets is expected to be:

(in millions)
Remainder of 2010	$32.4
2011	128.1
2012	122.5
2013	116.3
2014	114.7
2015	111.0
Thereafter	2,260.4

Goodwill activity consisted of the following for the nine months ended September 30, 2010 and the year ended December 31, 2009:

(in millions)	Balance at December 31, 2009	Business Combination	Impairment Adjustment	Other Activity (e)	Balance at September 30, 2010
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,463.1	—	—	(0.8)	2,462.3
CMA	50.4	—	(19.8)	(1.2)	29.4
Index Services	—	433.6	—	—	433.6

Total Goodwill	$7,549.2	$433.6	$(19.8)	$(2.0)	$7,961.0

(in millions)	Balance at December 31, 2008	Business Combination	Impairment Adjustment	Other Activity (e)	Balance at December 31, 2009
CBOT Holdings	$5,036.1	$—	$—	$(0.4)	$5,035.7
NYMEX Holdings	2,436.7	—	—	26.4	2,463.1
CMA	46.4	—	—	4.0	50.4

Total Goodwill	$7,519.2	$—	$—	$30.0	$7,549.2

(e)	Other activity consisted primarily of adjustments to restructuring costs and tax contingencies for CBOT Holdings and NYMEX Holdings, the recognition of excess tax benefits upon exercise of stock options assumed for CBOT Holdings and NYMEX Holdings, and foreign currency translation adjustments for CMA.

The company conducts impairment testing of goodwill and indefinite-lived intangible assets at least annually. During the second quarter of 2010, the company recorded a $19.8 million impairment charge to reduce the carrying amount of CMA goodwill to its estimated fair value.

4. Debt

Debt consisted of the following:

(in millions)	September 30, 2010	December 31, 2009
Short-term debt:
$300.0 million floating rate notes due August 2010, interest equal to 3-month LIBOR plus 0.65%, reset quarterly(1)	$—	$299.8
Term loan due 2011, interest equal to 3-month LIBOR plus 1.00%, reset quarterly(2)	420.5	—

Total short-term debt	$420.5	$299.8

Long-term debt:
Term loan due 2011, interest equal to 3-month LIBOR plus 1.00%, reset quarterly(2)	$—	$420.5
$750.0 million fixed rate notes due August 2013, interest equal to 5.40%	748.5	748.0
$750.0 million fixed rate notes due February 2014, interest equal to 5.75%	746.9	746.2
$612.5 million fixed rate notes due March 2018, interest equal to 4.40%(3)	609.0	—
Commercial paper(4)	—	100.0

Total long-term debt	$2,104.4	$2,014.7

(1)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.92% beginning with the interest accrued after November 6, 2008.
(2)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with this facility so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008.

(3)	In February 2010, the company entered into a forward-starting interest-rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46% at issuance on March 18, 2010.
(4)	At December 31, 2009, this represented commercial paper backed by a three-year senior credit facility.

Commercial paper notes with an aggregate par value of $1.3 billion and maturities ranging from 2 to 61 days were issued during the nine months ended September 30, 2010. The weighted average discount rate for commercial paper outstanding at December 31, 2009 was 0.24%. There was no commercial paper outstanding at September 30, 2010. During the first nine months of 2010 and 2009, the weighted average balance, at par value, of commercial paper outstanding was $111.5 million and $677.4 million, respectively.

Long-term debt maturities, at par value, were as follows as of September 30, 2010:

(in millions)
2011	$—
2012	—
2013	750.0
2014	750.0
2015	—
Thereafter	612.5

The fair value of the fixed rate notes due 2013 and 2014 was estimated using quoted market prices. The fair value of the fixed rate notes due 2018 was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. At September 30, 2010, the fair values of the fixed rate notes by maturity date were as follows.

(in millions)	Fair Value
$750.0 million fixed rate notes due August 2013	$840.9
$750.0 million fixed rate notes due February 2014	851.0
$612.5 million fixed rate notes due March 2018	653.3

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

In July 2009, Realtime Data LLC filed a complaint against CME Group and other exchanges alleging willful infringement of four patents which was later amended to add CBOT and NYMEX as defendants. Subsequently, two additional lawsuits have been filed each adding a claim for the infringement of an additional patent. One of lawsuits has been consolidated with the original action and the other is under consideration for consolidation. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

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

6. Guarantees

CME Clearing Contract Settlement. CME accounts for its guarantee of settlement of contracts in accordance with current accounting guidance on guarantees. CME marks-to-market all open positions at least twice a day, and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. In select circumstances where CME has introduced clearing services to newer markets, positions are marked-to-market daily, with the capability to mark-to-market more frequently as market conditions warrant. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME’s guarantee would be equal to one half day of changes in fair value of all open positions, before considering CME’s ability to access defaulting clearing firms’ performance bond and security deposit balances as well as other available resources. During the first nine months of 2010, CME transferred an average of approximately $2.3 billion a day through its clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory security deposits. The company believes that the guarantee liability in accordance with the accounting guidance is immaterial and therefore has not recorded any liability at September 30, 2010.

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2010. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At September 30, 2010, CME was contingently liable to SGX on irrevocable letters of credit totaling $83.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and security deposits of the defaulting clearing firm.

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

7. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the board of directors, converted CBOT Holdings options and converted NYMEX Holdings options, was $29.6 million and $25.5 million for the nine months ended September 30, 2010 and 2009, respectively. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $11.8 million and $10.2 million for the nine months ended September 30, 2010 and 2009, respectively.

In the first nine months of 2010, the company granted employees stock options totaling 277,604 shares under the CME Group Omnibus Stock Plan. The options have a ten-year term with exercise prices ranging from $271 to $314 per share, the closing market price on the dates of grant. The fair value of these options totaled $28.1 million, measured at the grant dates using the Black-Scholes valuation model, which is recognized as compensation expense on an accelerated basis over the vesting period of four years. The Black-Scholes fair values of the option grants were calculated using the following assumptions: dividend yield ranging from 1.5% to 1.7%; expected volatility ranging from 43% to 44%; risk-free interest rates ranging from 1.9% to 2.9% and an expected life of 6.2 years. The grant date weighted average fair value of options granted during the first nine months of 2010 was $101 per share.

In the first nine months of 2010, the company granted 130,063 shares of restricted Class A common stock and 428 restricted stock units which generally have a vesting period of two to four years. The fair value of these grants was $35.7 million, which is recognized as compensation expense on an accelerated basis over the vesting period. In the first nine months of 2010, the company granted 1,020 performance shares. The vesting of these shares is contingent on meeting stated goals over a performance period.

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

In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. Level 1 assets generally include U.S. Treasury securities, exchange-traded mutual funds and publicly-traded equity securities. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Assets included in level 2 generally consist of U.S. Government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. There were no level 3 assets that were valued on a recurring basis as of September 30, 2010.

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

Financial assets and liabilities recorded in the consolidated balance sheet as of September 30, 2010 were classified in their entirety based on the lowest level of input that was significant to each asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

	As of September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$5.1	$—	$—	$5.1
Mutual funds	26.3	—	—	26.3
Corporate bonds	—	0.1	—	0.1
Municipal bonds	—	4.7	—	4.7
Asset-backed securities	—	2.5	—	2.5
U.S. Government agency securities	—	5.6	—	5.6

Total	31.4	12.9	—	44.3
Equity investments	80.1	—	—	80.1

Total Assets at Fair Value	$111.5	$12.9	$—	$124.4

Liabilities at Fair Value:
Interest rate swap contracts	$—	$15.1	$—	$15.1

Total Liabilities at Fair Value	$—	$15.1	$—	$15.1

There were no transfers of assets or liabilities between level 1 and level 2 during the first nine months of 2010. There were also no assets or liabilities valued at fair value on a recurring basis using significant unobservable inputs during the first nine months of 2010.

During the second quarter of 2010, the company recorded impairment charges on goodwill and a trade name related to CMA. The fair values of CMA’s goodwill and trade name were derived using discounted cash flow models. As of the impairment test date, the fair values of CMA’s goodwill and trade name were $28.5 million and $0.9 million, respectively. During the third quarter of 2010, the company also recorded an impairment charge on its investment in OneChicago, LLC. At the impairment test date, the fair value of the investment was estimated to be zero based on a discounted cash flow analysis. All three assets were measured at fair value on a non-recurring basis utilizing level 3 inputs.

9. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options and restricted stock awards of approximately 984,000 and 865,000 were anti-dilutive for the quarter and nine months ended September 30, 2010, respectively. Outstanding stock options and restricted stock awards of approximately 613,000 and 750,000 were anti-dilutive for the quarter and nine months ended September 30, 2009, respectively. These options and awards were not included in the diluted earnings per common share calculation.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2010	2009	2010	2009
Net Income Attributable to CME Group	$244.3	$202.3	$755.2	$623.2

Weighted Average Number of Common Shares (in thousands):
Basic	66,556	66,384	66,125	66,339
Effect of stock options	131	163	146	150
Effect of restricted stock awards	57	26	49	25

Diluted	66,744	66,573	66,320	66,514

Earnings per Common Share Attributable to CME Group:
Basic	$3.67	$3.05	$11.42	$9.39
Diluted	3.66	3.04	11.39	9.37

10. Subsequent Events

The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

Financial Highlights

The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2010	2009	Change	2010	2009	Change
Total revenues	$733.4	$650.4	13%	$2,240.5	$1,945.3	15%
Total expenses	290.5	249.0	17	867.8	758.7	14
Operating margin	60%	62%		61%	61%
Non-operating income (expense)	$(27.2)	$(45.6)	(40)	$(78.0)	$(105.4)	(26)
Effective tax rate	41%	43%		42%	42%
Net income attributable to CME Group	$244.3	$202.3	21	$755.2	$623.2	21
Diluted earnings per common share attributable to CME Group	3.66	3.04	20	11.39	9.37	22
Cash flows from operating activities				963.0	737.8	31

•	An increase in clearing and transaction fees resulting from increased trading volume contributed to an increase in revenues in the third quarter and first nine months of 2010.

•

An increase in compensation and benefits expense due to addition of employees related to the formation of CME Group Index Services LLC (Index Services) as well bonus expense contributed to higher overall expenses in the third quarter and first nine months of 2010. A goodwill and trade name impairment charge related to our Credit Market Analysis Limited (CMA) operations also contributed to an increase in expenses in the first nine months of 2010.

•

In the third quarter of 2009, we recognized an impairment loss on our investment in IMAREX ASA (IMAREX), resulting in a decrease in non-operating income (expense) in the third quarter and first nine months of 2010.

•	The decline in the effective tax rate was largely attributable to an additional valuation allowance recognized in 2009 related to an impairment charge on our investment in IMAREX.

•	Cash flows from operations are strongly correlated with trading volume. Average daily volume increased by 19% during the first nine months of 2010 when compared with the same period in 2009.

Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change	2010	2009	Change
Clearing and transaction fees	$598.7	$540.6	11%	$1,860.9	$1,605.2	16%
Market data and information services	101.4	81.4	25	291.0	249.0	17
Access and communication fees	11.3	11.4	(1)	33.4	34.5	(3)
Other	22.0	17.0	30	55.2	56.6	(2)

Total Revenues	$733.4	$650.4	13	$2,240.5	$1,945.3	15

Clearing and Transaction Fees

Based on total volume and average rate per contract data below, we estimate that clearing and transaction fees revenue increased by $73.6 million during the third quarter due to the increase in total volume partially offset by a decline of $15.5 million due to the decrease in average rate per contract, resulting in a net increase in revenues in the third quarter of 2010 of $58.1 million when compared with the same period in 2009.

During the first nine months of 2010, we estimate that clearing and transaction fees revenue increased by $306.0 million due to the increase in total volume when compared with the same period in 2009. This increase was partially offset by a decline in revenue of $50.3 million due to the decrease in average rate per contract, resulting in a net increase in revenues in the first nine months of 2010 of $255.7 million when compared with the same period in 2009.

Average rate per contract is impacted by our rate structure, which includes volume-based incentives; product mix; trading venue, and the percentage of trading volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the change in revenues attributable to changes in each is only an approximation.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Total volume (in millions)	739.2	648.4	14%	2,309.0	1,929.4	20%
Clearing and transaction fees (in millions)	$598.7	$540.6	11	$1,860.9	$1,605.2	16
Average rate per contract	0.810	0.834	(3)	0.806	0.832	(3)

Trading Volume

The following table summarizes average daily trading volume.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2010	2009	Change	2010	2009	Change
Average Daily Volume by Product Line:
Interest rate	5,020	4,422	14%	5,409	4,223	28%
Equity	2,809	2,656	6	3,030	3,053	(1)
Foreign exchange	866	661	31	930	580	60
Agricultural commodity	941	708	33	862	738	17
Energy	1,657	1,483	12	1,689	1,467	15
Metal	257	201	28	297	202	47

Aggregate average daily volume	11,550	10,131	14	12,217	10,263	19

Average Daily Volume by Venue:
Electronic	9,574	8,267	16	10,168	8,253	23
Open outcry	1,327	1,261	5	1,396	1,343	4
Privately negotiated	181	150	21	190	162	17

Total exchange-traded volume	11,082	9,678	15	11,754	9,758	20
Total CME ClearPort	468	453	3	463	505	(8)

Aggregate average daily volume	11,550	10,131	14	12,217	10,263	19

Electronic Volume as a Percentage of Total Volume	83%	82%		83%	80%

Interest Rate Products

The following table summarizes average daily volume for our key interest rate products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2010	2009	Change	2010	2009	Change
Eurodollar futures	1,639	1,815	(10)%	1,977	1,743	13%
Eurodollar options	646	645	—	733	655	12
U.S. Treasury futures and options:
10-Year	1,470	938	57	1,370	893	53
5-Year	533	441	21	537	399	35
30-Year	402	299	34	385	287	34
2-Year	229	216	6	292	178	64

The overall improvement in the economic environment in 2010 following the credit crisis contributed to the increase in interest rate product volume in the first nine months of 2010 compared with the same period in 2009. The improving macroeconomic conditions led to changing expectations of U.S. Treasury rates as well as increased market participants’ use of these products, which contributed to an increase in volume.

During the third quarter of 2010, the overall increase in volume was primarily due to changing market expectations about interest rate increases based on a continued zero interest rate policy in the United States. The market now believes that increases in short-term U.S. interest rates are less likely to occur in the near future. This shift in expectations has led to an increase in volume for longer-term U.S. Treasury products and a decrease in volume for short-term Eurodollar products in the third quarter of 2010 when compared with the same period of 2009. There was also strong growth in Treasury options, as customers increased their trading volumes particularly in the 10-year and 30-year Treasury products.

Equity Products

The following table summarizes average daily volume for our key equity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2010	2009	Change	2010	2009	Change
E-mini S&P futures and options	2,190	2,066	6%	2,392	2,396	—%
E-mini NASDAQ futures and options	328	300	9	335	319	5

We believe the increase in equity product volume for the third quarter of 2010 when compared with the same period in 2009 is attributable to an improved economic outlook. Equity volume has decreased in the third quarter 2010 when compared with the first six months of 2010 largely due to high periods of volatility during the second quarter of 2010.

Foreign Exchange Products

We believe that the increase in volume is attributable to the weakening of the U.S. dollar compared with other major foreign currencies due to the extended zero interest rate policy. This has resulted in increased volatility with other major foreign currencies, which contributed to increased trading activity. In addition, our cross-sell efforts to market participants in other asset classes contributed to growth in volume. The increase in euro products largely contributed to the increase in volume. Euro product volume increased by 46% and 72% to an average of 0.3 million and 0.4 million contracts per day in the third quarter and first nine months of 2010, respectively.

Agricultural Commodity Products

We believe that the increase in average daily volume for commodity products in the third quarter of 2010 and the first nine months of 2010 when compared with the same periods in 2009 was attributable to increased volatility associated with changes in global supply and demand.

Energy Products

The following table summarizes average daily volume for our key energy products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2010	2009	Change	2010	2009	Change
Crude oil futures and options	831	731	14%	869	699	24%
Natural gas futures and options	501	481	4	489	472	3

We believe the increase in average daily volume in the third quarter and first nine months of 2010 when compared with the same periods in 2009 was primarily attributable to improving macroeconomic conditions.

Metal Products

We believe that the increase in metal product volume in 2010 was attributable to increased investment in precious metals as an asset class during periods of uncertainty in interest rates and foreign exchange.

Average Rate per Contract

The average rate per contract decreased in the third quarter and first nine months of 2010 when compared with the same periods in 2009 due to an increase in member trading volume, which increased faster than non-member trading in the third quarter and first nine months of 2010. In addition, the average rate per contract decreased in the third quarter of 2010 when compared with the same period in the prior year due to higher tier discounts.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. As of September 30, 2010, we had approximately 70 active clearing firms. One firm represented 11% of our clearing and transaction fees revenue in the first nine months of 2010. No other firm represented more than 10% of our clearing and transaction fees revenue in the first nine months of 2010. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from a particular clearing firm.

Other Sources of Revenue

Beginning March 19, 2010, market data and information services revenue includes market data and licensing revenue from Index Services. The increase in revenue was primarily attributable to Index Services.

The increase in market data and information services revenue during the third quarter and first nine months of 2010 was also attributable to an increase in the basic device monthly fee. The increase was offset by the decrease in basic device counts due primarily to cost-cutting initiatives at customer firms.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except monthly fee per device)	2010	2009	Change	2010	2009	Change
Average estimated monthly basic device screen count	384,000	401,000	(17,000)	385,000	415,000	(30,000)
Basic device monthly fee per device	$61	$55	$6	$61	$55	$6
Estimated increase (decrease) in revenues
Due to an increase in monthly fee per device			$6.9			$20.8
Due to a decrease in screen counts			(2.7)			(14.8)

The two largest resellers of our market data represented approximately 46% of our market data and information services revenue in the first nine months of 2010. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of quotation data fees directly to us.

During the third quarter of 2010 when compared with the same period in 2009, other revenues increased primarily due to $5.1 million of revenue generated through our agreement with BM&FBOVESPA S.A. (BM&FBOVESPA) to develop a new multi-asset class electronic trading platform. During the first nine months of 2010 when compared with the same period in 2009, a decline in trading revenues generated by GFX Corporation (GFX) of $6.6 million resulting from lower trading activity and narrower trading margins contributed to the decrease in other revenues. The decline in the first nine months of 2010 was partially offset by an increase in revenue attributable to the BM&FBOVESPA agreement of $5.6 million.

Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change	2010	2009	Change
Compensation and benefits	$110.4	$87.3	27%	$312.3	$262.0	19%
Communications	9.8	11.5	(15)	30.8	35.5	(13)
Technology support services	12.5	11.3	11	37.4	34.7	8
Professional fees and outside services	26.1	17.9	46	82.5	61.9	33
Amortization of purchased intangibles	32.4	30.7	5	95.5	94.5	1
Depreciation and amortization	33.1	32.3	3	98.1	93.4	5
Occupancy and building operations	17.0	19.1	(11)	57.7	57.3	1
Licensing and other fee agreements	20.5	21.2	(3)	62.8	67.5	(7)
Restructuring	—	0.6	(105)	(0.5)	5.2	(109)
Other	28.7	17.1	68	91.2	46.7	95

Total Expenses	$290.5	$249.0	17	$867.8	$758.7	14

Operating expenses increased by $41.5 million and $109.1 million in the third quarter and first nine months of 2010, respectively, when compared with the same periods in 2009. The following table shows the estimated impact of key factors resulting in the increase (decrease) in operating expenses.

	Quarter Ended September 30, 2010		Nine Months Ended September 30, 2010
(dollars in millions)	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
Salaries, benefits and employer taxes	$10.7	4%	$26.2	3%
Bonus expense	10.4	4	22.4	3
CMA goodwill and trade name impairment	—	—	20.5	3
Professional fees related to Index Services	1.4	1	13.8	2
Marketing and travel expense	4.0	2	10.7	1
Customer and legal accruals	7.0	3	7.8	1
Other expenses, net	8.0	3	7.7	1

Total	$41.5	17%	$109.1	14%

An increase in average headcount primarily due to Index Services as well as salary increases and rising healthcare costs contributed to the rise in salaries, benefits and employer taxes.

The increase in our bonus expense in the third quarter and first nine months of 2010 was due to improved performance relative to our 2010 cash earnings target compared with 2009 relative to our 2009 cash earnings target.

Impairment charges on goodwill and trade name related to our CMA operations in the second quarter of 2010 led to an increase in other expenses in the first nine months of 2010.

Costs incurred for Index Services led to an increase in professional fee expenses in the first nine months of 2010 when compared with the same period in 2009. This increase included $10.3 million of professional and legal fees incurred for the formation of Index Services.

Global expansion and establishment of strategic partnerships contributed to an increase in marketing and travel expenses in the third quarter and first nine months of 2010.

Expenses increased in the third quarter and first nine months of 2010 due to additional customer settlements and additional accruals for various legal matters.

Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change	2010	2009	Change
Investment Income	$12.6	$10.5	18%	$28.1	$22.4	25%
Impairment of long-term investment	—	(22.4)	(100)	—	(22.4)	(100)
Gains (losses) on derivative investments	—	—	—	6.0	—	n.m.
Securities lending interest income	—	—	—	—	2.8	(100)
Securities lending interest and other costs	—	—	—	—	(0.1)	(100)
Interest and other borrowing costs	(35.9)	(32.1)	12	(105.2)	(103.2)	2
Equity in losses of unconsolidated subsidiaries	(3.9)	(1.6)	133	(6.9)	(4.5)	51
Other income (expense)	—	—	—	—	(0.4)	(100)

Total Non-Operating	$(27.2)	$(45.6)	(40)	$(78.0)	$(105.4)	(26)

n.m. not meaningful

The increase in investment income during the first nine months of 2010 when compared with the same periods in 2009 was largely attributable to a $13.0 million increase in dividend income from our investments in BM&FBOVESPA, TMX Group Inc. and Bolsa Mexicana de Valores, S.A.B. de C.V. The increase was partially offset by a $4.1 million decrease in interest income as a result of lower average investment balances. In addition, gains on marketable securities related to our non-qualified deferred compensation plans declined by $3.2 million. Gains and losses from these non-qualified deferred compensation plan securities are offset by an equal amount of compensation and benefits expense. During the third quarter of 2010 when compared with the same period in 2009, investment income increased largely due to an increase in dividend income from our investment in BM&FBOVESPA.

As of September 30, 2009, we determined that our investment in IMAREX was impaired due to an extended and significant decline in the market price of its stock. As a result, we recognized an impairment charge of $22.4 million in the third quarter of 2009.

In March 2010, we recognized a $6.0 million gain on derivative investments as a result of a settlement from the Lehman Brothers bankruptcy proceedings. The settlement related to an unsecured claim tied to a derivative contract that we terminated in September 2008 when Lehman Brothers filed for bankruptcy.

On March 18, 2010, we issued $612.5 million of 4.40% fixed rate notes due 2018, resulting in an increase in average effective yield and total cost of borrowing.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Weighted average borrowings outstanding (in millions)	$2,653.7	$2,640.6	$13.1	$2,713.6	$2,987.2	$(273.6)
Weighted average effective yield	5.08%	4.51%	0.57%	4.90%	4.08%	0.82%
Total cost of borrowing (1)	5.39	4.80	0.59	5.18	4.68	0.50

(1)	Total cost of borrowing includes interest, commitment fees, discount accretion and debt issuance costs.

The increase in equity in losses of unconsolidated subsidiaries in the third quarter and first nine months of 2010 when compared with the same periods in 2009 is largely attributable to the $2.2 million impairment charge on our investment in OneChicago, LLC.

Income Tax Provision

The following table summarizes the effective tax rate for the periods presented:

	2010	2009	Change
Quarter ended September 30	41.2%	43.1%	(1.9)%
Nine months ended September 30	41.6	42.4	(0.8)

The decrease in the effective tax rate in the third quarter of 2010 and first nine months of 2010 when compared with the same periods of 2009 is largely attributable to an additional valuation allowance of $5.8 million recognized in 2009 related to an impairment charge on our investment in IMAREX.

In addition to the additional valuation allowance recorded on our investment in IMAREX, the decrease in the effective tax rate for the first nine months of 2010 was also due to a $6.4 million reduction in the liability for uncertain tax positions recorded in the first quarter of 2010. The decrease in the effective tax rate in the first nine months of 2010 was partially offset by an increase resulting from the establishment of a valuation allowance for the tax benefit associated with CMA’s goodwill and trade name impairment in the second quarter of 2010.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $963.0 million for the first nine months of 2010 compared with $737.8 million for the same period in 2009. The increase in net cash provided by operating activities was due primarily to higher trading volumes and increased profitability. In the first nine months of 2010, net cash provided by operating activities was $207.3 million higher than net income. This increase was primarily the result of depreciation and amortization expense of $98.1 million and amortization of purchased intangibles of $95.5 million. The increase was offset by an increase in accounts receivable of $63.9 million. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash used in investing activities was $68.7 million in the first nine months of 2010 compared with cash provided by investing activities of $539.4 million in the first nine months of 2009. The increase in cash used was largely attributable to the termination of the NYMEX securities lending program in 2009 as well as the decrease in proceeds from marketable securities, net of purchases, of $227.9 million.

Cash used in financing activities was $586.7 million in the first nine months of 2010 compared with $1.4 billion for the same period in 2009. The decrease in cash used was primarily attributable to a decrease in commercial paper repayments, net of proceeds, proceeds from our share issuance to BM&FBOVESPA as well as the termination of the NYMEX securities lending program in 2009. The decrease was partially offset by the distribution to Dow Jones of $607.5 million related to Index Services as well as an increase in share repurchases of $548.2 million. Share repurchases increased in an effort to offset most of the dilution associated with the issuance of shares to BM&FBOVESPA.

Debt Instruments. The following table summarizes our debt outstanding as of September 30, 2010:

(in millions)	Par Value
Term loan due 2011, interest equal to 3-month LIBOR plus 1.00% (1)	$420.5
Fixed rate notes due August 2013, interest equal to 5.40%	750.0
Fixed rate notes due February 2014, interest equal to 5.75%	750.0
Fixed rate notes due March 2018, interest equal to 4.40% (2)	612.5

(1)	In September 2008, the company entered into an interest-rate swap agreement that modified the variable interest obligation associated with this loan so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008.
(2)

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

At September 30, 2010, we have excess borrowing capacity for general corporate purposes of approximately $945.5 million.

We maintain a 364-day revolving line of credit with a consortium of banks to be used in certain situations by our clearing house. The line of credit provides for borrowings of up to $1.0 billion. This line of credit is collateralized by clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as security deposit funds in the Interest Earnings Facility and any performance bond deposits of a clearing firm that may default on its obligation. The line of credit can only be drawn on to the extent that it is collateralized. At September 30, 2010, security deposit collateral available was $2.2 billion. We have the option to request an increase in the line from $1.0 billion to $1.5 billion.

The indentures governing our floating and fixed rate notes, our 364-day revolving line of credit for $1.0 billion and our senior credit facility for $1.4 billion do not contain specific covenants that restrict the ability to pay dividends. These agreements, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company, which could indirectly affect the ability to pay dividends.

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

As of September 30, 2010, we are in compliance with the various covenant requirements of all our debt facilities.

CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At September 30, 2010, the letters of credit totaled $83.0 million. CME also guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of this letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit would be utilized in the event that GFX defaults in meeting performance bond requirements to its clearing firm.

The following table summarizes our credit ratings as of September 30, 2010:

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

Liquidity and Cash Management. Cash and cash equivalents totaled $568.2 million at September 30, 2010 and $260.6 million at December 31, 2009. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S Treasury securities or U.S. government agency securities. Our exposure to risk is minimal given the nature of the investments.

On November 3, 2010, CME Group’s board of directors declared a regular quarterly dividend of $1.15 per share payable on December 27, 2010 to the shareholders of record as of December 10, 2010.

Net current deferred tax assets of $25.4 million and $23.8 million were included in other current assets at September 30, 2010 and December 31, 2009, respectively. Total net current deferred tax assets included primarily unrealized losses and accrued expenses.

Net long-term deferred tax liabilities were $7.8 billion and $7.6 billion at September 30, 2010 and December 31, 2009, respectively. Net deferred tax liabilities are primarily the result of purchase accounting for intangible assets in our mergers with CBOT Holdings and NYMEX Holdings.

We have a long-term deferred tax asset of $145.9 million included within our domestic long-term deferred tax liability. This deferred tax asset is for an unrealized capital loss incurred in Brazil related to our investment in BM&FBOVESPA. As of September 30, 2010, we do not believe that we currently meet the more-likely-than-not threshold that would allow us to fully realize the value of the unrealized capital loss. As a result, a partial valuation allowance of $64.5 million has been provided for the amount of the unrealized capital loss that exceeds potential capital gains that could be used to offset the capital loss in future periods. We also have a long-term deferred tax asset related to Brazilian taxes of $125.3 million for an unrealized capital loss incurred in Brazil related to our investment in BM&FBOVESPA. A full valuation allowance of $125.3 million has been provided because we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of the unrealized capital loss in Brazil in the future. Valuation allowances of $60.9 million have also been provided for additional unrealized capital losses on various other investments.

Net long-term deferred tax assets also include a $25.2 million deferred tax asset for foreign net operating losses related to Swapstream. Our assessment at September 30, 2010 was that we did not currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the $25.2 million deferred tax asset arising from these net operating losses has been fully reserved.

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

There have been no material updates to the Legal Proceedings as set forth in Item 1. of our Annual Report on Form 10-K, filed with the SEC on February 26, 2010, and our Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2010.

Item 1A.	Risk Factors

There have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on February 26, 2010, and Item 1A. of our Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2010. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the period ended June 30, 2010, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business in the future.

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

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)

July 1 to July 31	1,024,894	$272.31	1,024,894	343,235

August 1 to August 31	—	$—	—	343,235

September 1 to September 30	4,914	$271.49	—	343,235

Total	1,029,808	$272.30	1,024,894

(1)	Shares purchased consist of an aggregate of 4,914 shares of Class A common stock surrendered in the third quarter of 2010 to satisfy employees’ tax obligations upon the vesting of restricted stock and an aggregate of 1,024,894 shares of Class A common stock purchased under our publicly announced share repurchase program as described below.
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

CME Group Inc. (Registrant)

Dated: November 5, 2010	By:	/s/ James E. Parisi
Chief Financial Officer & Managing Director Finance and Corporate Development