Form 10-K
period 2010-12-31
CME GROUP INC.
filed 2011-02-28
CIK 1156375

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $18.4 billion (based on the closing price per share of CME Group Inc. Class A common stock on the NASDAQ Global Select Market (NASDAQ) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 16, 2011 was as follows: 67,049,401 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders	Part III

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

Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our Web site does not constitute a part of this Annual Report on Form 10-K.

Information about Trading Volume and Average Rate per Contract

All amounts regarding trading volume and average rate per contract exclude our TRAKRS, HuRLO, Swapstream, credit default swaps and interest rate swaps.

Trademark Information

CME Group is a trademark of CME Group Inc. The Globe logo, CME, Chicago Mercantile Exchange, Globex and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. Dow Jones and Dow Jones Indexes are service marks of Dow Jones Trademark Holdings, LLC, and have been licensed to CME Index Services LLC. All other trademarks are the property of their respective owners.

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

•

our ability to keep pace with rapid technological developments, including our ability to complete the development, implementation and maintenance of the enhanced functionality required by our customers;

•	our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and our ability to maintain the competitiveness of our existing products and services, including our ability to provide effective services to the over-the-counter market;

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to generate revenues from our processing services;

•	our ability to maintain existing customers, develop strategic relationships and attract new customers;

•	our ability to expand and offer our products in non-U.S. jurisdictions;

•	changes in domestic and non-U.S. regulations;

•	changes in government policy, including policies relating to common or directed clearing and changes as a result of legislation stemming from the implementation of the Dodd-Frank Act;

•	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to generate revenue from our market data that may be reduced or eliminated by the growth of electronic trading, the state of the overall economy or declines in subscriptions;

•

changes in our rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure;

•	the ability of our financial safeguards package to adequately protect us from the credit risks of clearing members;

•	the ability of our compliance and risk management methods to effectively monitor and manage our risks, including our ability to prevent errors and misconduct;

•	changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange, interest rate and commodities markets;

•

economic, political and market conditions, including the volatility of the capital and credit markets and the impact of economic conditions on the trading activity of our current and potential customers stemming from the financial crisis that began in 2008 and any other future crises;

•	our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of the performance of our trading and clearing systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax or user fee on futures and options on futures transactions and/or repeal of the 60/40 tax treatment of such transactions;

•	the unfavorable resolution of material legal proceedings; and

•	the seasonality of the futures business.

For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of this Report.

ITEM 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Building on the heritage of its futures exchanges (CME, CBOT, NYMEX and COMEX), CME Group serves the risk management and investment needs of customers around the globe.

CME was founded in 1898 as a not-for-profit corporation. In 2000, CME demutualized and became a shareholder-owned corporation. As a consequence, we adopted a for-profit approach to our business, including strategic initiatives aimed at optimizing trading volume, efficiency and liquidity. In 2002, Chicago Mercantile Exchange Holdings Inc. (CME Holdings) completed its initial public offering of its Class A common stock, which is listed on the NASDAQ Global Select Market under the symbol “CME”.

In 2007, CME Holdings merged with CBOT Holdings, Inc. and was renamed CME Group. In connection with the merger, we acquired the CBOT exchange. CBOT is a leading marketplace for trading agricultural and U.S. Treasury futures as well as options on futures. In 2008, we acquired Credit Market Analysis Limited and its three subsidiaries (collectively, CMA). CMA is a provider of credit derivatives market data. Also in 2008, we merged with NYMEX Holdings and acquired NYMEX and COMEX, its wholly-owned subsidiaries. NYMEX customers primarily trade energy futures and options contracts, including contracts for crude oil, natural gas, heating oil and gasoline, as well as over-the-counter energy transactions cleared through CME ClearPort. COMEX customers trade metal futures and options contracts, including contracts for gold, silver and copper. In March 2010, CME Group entered into a joint venture with Dow Jones to create CME Group Index Services, in which we own a 90% stake and Dow Jones owns a 10% stake. CME Group Index Services is the owner of the Dow Jones Indexes, which includes The Dow Jones Industrial Average and approximately 130,000 index properties. In December 2010, the Financial Services Authority of the United Kingdom (FSA) approved CME Clearing Europe as a Recognised Clearing House. CME Clearing Europe is our wholly-owned subsidiary that was established in London to offer multi-asset class over-the-counter clearing services. This non-U.S. based clearing house builds on our European presence and further extends the geographical reach of our clearing services. Also in December 2010, we acquired Elysian Systems Ltd. (Elysian), an independent provider of electronic trading and market technology.

As the ultimate parent company of four futures exchanges and our clearing house, our business has historically been subject to the extensive regulation of the Commodity Futures Trading Commission (CFTC). As a result of our global operations, we are also subject to the rules and regulations of the local jurisdictions in which we conduct business, including the FSA based on our offering of various CME Group products and services to European customers and the operation of CME Clearing Europe, and the Securities and Exchange Commission (SEC) in connection with our offering of clearing services for security-based swaps.

Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, and our telephone number is 312-930-1000.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The company reports the results of its operations as one reporting segment primarily comprised of CME, CBOT, NYMEX and COMEX exchanges. The remaining operations do not meet the thresholds for reporting separate segment information.

NARRATIVE DESCRIPTION OF BUSINESS

CME Group offers the widest range of global benchmark products across all major asset classes based on interest rates, equity indexes, foreign exchange, energy, agricultural commodities, metals, weather and real estate. CME Group brings buyers and sellers together through the CME Globex electronic trading platform across the globe and our open outcry trading facilities in Chicago and New York City. CME Group also operates CME Clearing, one of the largest central counterparty clearing services in the world, which provides clearing and settlement services for exchange-traded contracts, as well as for cleared over-the-counter derivatives transactions. CME Clearing applies robust risk management standards and applicable CFTC customer protection standards for exchange-traded products and cleared over-the-counter derivatives. Clearing member firms are continually monitored and audited for their outstanding risk, capital adequacy and compliance with customer protection rules and regulations. CME Clearing utilizes a combination of risk management capabilities to assess clearing firm and account exposure levels for all asset classes 24 hours a day throughout the trading week. Finally, we offer a wide range of market data services—including live quotes, delayed quotes, market reports and a comprehensive historical data service and have expanded into the index services business through our new joint venture with Dow Jones.

Our Competitive Strengths

CME Group offers a number of key differentiating elements that set it apart from its competitors, including:

Highly Liquid Markets—Our listed markets provide an effective and transparent forum for our customers to manage their risk and meet their investment needs relating to our markets. We believe that our customers choose to trade on our centralized market due to its liquidity and transparency. Market liquidity, or the ability of a market to absorb the execution of large purchases or sales quickly and efficiently, is key to attracting customers and contributing to a market’s success.

Most Diverse Product Line—Our products provide a means for hedging, speculation and asset allocation relating to the risks associated with, among other things, interest rate sensitive instruments, equity ownership, changes in the value of foreign currency, credit risk and changes in the prices of commodities. The estimated percentage of clearing and transaction fees revenue contributed by each product line is as follows:

Product Line	2010	2009	2008
Interest rate	27%	26%	38%
Equity	21	24	32
Foreign exchange	7	6	7
Agricultural commodity	12	10	12
Energy	27	29	10
Metal	6	5	1

The breadth and diversity of our product line is beneficial to our overall performance when an individual product line is impacted by macroeconomic factors. For example, the impact to our interest rate product line due to the credit crisis and the Federal Reserve Bank’s zero interest rate policy was partially offset by trading volume in our other product lines.

Our products are traded through the CME Globex electronic trading platform, our open outcry auction markets in Chicago and New York City and through privately negotiated transactions that we clear. The estimated percentage of clearing and transaction fees revenue contributed by each trading venue is as follows:

Trading Venue	2010	2009	2008
Electronic	74%	72%	76%
Open outcry	10	11	14
Privately negotiated	5	5	6
CME ClearPort (OTC)	11	12	4

Our products generate valuable information regarding trading activity. We distribute our market data over the CME market data platform directly to our electronic trading customers as part of their access to our markets and to quote vendors who consolidate our market data with that from other exchanges, other third-party data providers and news sources, and then resell their consolidated data. The estimated contributions of our market data and information services products based on percentage of total revenue over the last three years was 11% in 2010, 13% in 2009 and 11% in 2008.

We believe our new joint venture with Dow Jones, entered into in March 2010, will allow us to expand our index and market data offerings providing for further revenue diversification and will allow us to reach new customers in both the institutional and retail market segments. In 2010, we derived 2% of our revenues from the business acquired from Dow Jones.

Safety and Soundness of our Markets—We understand the importance of ensuring that our customers are able to manage and contain their trading risks. As the markets and the economy have evolved, we have worked to adapt our clearing services to meet the needs of our customers. We believe security can best be delivered to the marketplace through adherence to the following key principles:

•	transparency;

•	competition;

•	separation of trading counterparties from clearing counterparties;

•	market regulation to discourage and address improper behavior;

•	daily mark-to-market to limit the accumulation of losses;

•	comprehensive program of proactive risk management policies and practices;

•	effective and robust customer protections in the case of a clearing member default; and

•	central counterparty clearing that guarantees performance of exchange-traded and cleared over-the-counter derivatives.

We own and operate our own clearing house within our CME exchange. In addition, the FSA approved CME Clearing Europe as a Recognised Clearing House. We expect CME Clearing Europe to launch in the first half of 2011.

Our integrated clearing function is designed to ensure the safety and soundness of our markets. Our clearing services protect the financial integrity of our markets by serving as the counterparty to every trade, becoming the buyer to each seller and the seller to each buyer, and limiting credit risk. The clearing house is responsible for settling trading accounts, clearing trades, collecting and maintaining performance bond funds, regulating delivery and reporting trading data. CME Clearing marks open positions to market at least twice a day, and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. For select product offerings with newer markets, positions are marked-to-market daily, with the capacity to mark-to-market more frequently as market conditions warrant. We also offer clearing services through CME ClearPort, a comprehensive set of flexible clearing services for the global over-the-counter market backed by CME Clearing. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” beginning on page 62 and “Item 1A. Risk Factors,” beginning on page 18, for more information on our financial safeguards package and the associated credit risks related to our clearing services.

Superior Trading Technology and Distribution—We strive to provide the most flexible architecture in terms of bringing new technology, innovations and solutions to the market. Our CME Globex electronic trading platform is accessible nearly 24 hours a day throughout the trading week. In 2010, 83% of our trading volume was conducted electronically.

Our platform offers:

•	high speed execution;

•	vast capabilities to facilitate complex and demanding trading;

•	direct market access;

•	fairness, transparency and anonymity; and

•	global distribution, including connection through high-speed international telecommunications hubs in key financial centers in Europe, Asia and Latin America.

In 2010, we also announced service offerings for co-location to be available at our new data center facility, which houses our trading match engines for all products traded on the CME Globex platform. The service will launch in early 2012 and will provide the lowest latency connection for our customers. The offering is made available to all customers on equal terms.

Our Strategic Initiatives

The following is a description of our strategic initiatives:

Leading Core Business Innovation—We plan to continue to launch new products, expand on the strength of our existing benchmark products and enhance our customer relations to allow us to further cross-sell our products. For example, in 2010, we launched over 200 new products, which included the expansion of our existing product lines by among other things launching our Ultra-long Bond Treasury futures and options and our On-the-Run Treasury futures products. These products create an array of new trading opportunities for our market participants as well as provide new tools for our customers who lack easy access to the U.S. Treasury securities and repo markets.

Globalizing our Company and our Business—Our goal is to expand and diversify our customer base worldwide and offer customers around the world the most broadly diversified portfolio of benchmark products. We are focusing on core growth in global markets because we believe that Asia, Latin America, and other emerging markets will experience superior economic and financial markets growth over the next decade compared with the more mature North American and European markets.

Many of our products are global benchmarks that appeal to customers both domestically and internationally. In 2010, we supplemented our foreign product suite with the addition of the Nifty 50 E-Micro and E-mini futures, the U.S. Dollar Denominated Crude Palm Oil futures, FX $Index futures and an expanded suite of energy products based on European and Asian price assessments. To further enhance our customers’ trading opportunities, we have partnered with leading exchanges around the world to make their products available on or through our CME Globex platform and network. These arrangements allow our customers to access five of the world’s most actively traded equity futures contracts—Brazilian iBovespa index futures, Korean Kospi 200 index futures, Indian Nifty 50 index futures, Japanese Nikkei 225 index futures and will include the Mexican IPC index futures as a result of our linkage with Bolsa Mexicana de Volares. Additionally, in 2010, we expanded on our existing strategic partnership with BM&FBOVESPA pursuant to which we will develop a new multi-asset class electronic trading platform that will be deployed by BM&FBOVESPA for use in its own cash equities and derivatives markets, and both of us will have the ability to license the platform to other exchanges internationally. These relationships were in addition to our existing key strategic relationships with Bursa Malaysia Derivatives, Dubai Mercantile Exchange, Johannesburg Stock Exchange, the Green Exchange and Singapore Exchange. These partnerships allow us to accelerate our market penetration, expand our customer reach, and develop product sales channels with local brokers.

CME Clearing Europe, based in London, is our first non-U.S. clearing house. In December 2010, CME Clearing Europe was approved as a Recognised Clearing House by the FSA and will offer multi-asset class over-the-counter clearing services and build on our European presence to further extend the geographical reach of our clearing services. We expect the clearing house to launch in the first half of 2011.

Leading our Industry in Customer Service, Education and Training and Sales Support—To ensure that we are providing our customers with effective service, we recently restructured our global client development and sales organization to better target cross asset sales across client segments, drive international sales (specifically in Asia and Europe) and to generate new client participation across all regions. In 2010, we increased our headcount by approximately 4% to support key locations outside the United States to better serve our customers on a global basis, including adding additional product heads who are based overseas. We have also enhanced our educational resources on our products and services to assist our customers in achieving their trading and risk management goals. For example, our efforts include hosting agricultural product training courses focused in Latin America and the United States, hosting customer and university groups for simulated trading and floor tour events, developing a wide range of online tutorials, demos, strategy papers and hedging guides and hosting trading competitions with participation from universities.

Extending our Capabilities and Business in the Over-the-Counter Markets—Our goal is to provide a comprehensive multi-asset class clearing solution to the market for maximum operational ease and the capital efficiency that comes with connecting to a single clearing house. Our over-the-counter offerings provide the extensive counterparty risk reduction and transparency of CME Clearing while preserving the prevailing execution processes, technology platforms and economic structures currently in use in the marketplace. We offer clearing services for cleared over-the-counter derivatives, including credit default swaps and interest rate swaps. Our cleared interest rate swap offering provides our customers with the ability to negotiate, execute and submit trades through multiple approved trade-capture platforms. CME ClearPort offers an array of clearing services that depend on the nature of the product traded. It has the capacity to clear and report transactions in multiple asset classes. In 2010, we added approximately 185 products to our CME ClearPort system.

Establishing Ourselves as the Leading Exchange Company Provider of Information Products and Index Services—We offer a variety of market data services for the futures, equities and the over-the-counter markets. In 2010, we expanded our index services business through the formation of CME Group Index Services with Dow Jones. We expect that this venture will allow us to bring the Dow Jones’ brand and index creation and calculation capabilities to current and prospective banking clients and exchange partners; provide additional cross-listing opportunities and new global opportunities for index creation, calculation and licensing in cash, derivatives and over-the-counter markets globally; allow us to cross-sell and co-brand products; and expand market data dissemination services to our global network of clients and exchange partners.

Patents, Trademarks and Licenses

We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and in other parts of the world. We have registered many of our most important trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We also own the copyright to a variety of materials. Those copyrights, some of which are registered, include printed and online publications, web sites, advertisements, educational material, graphic presentations and other literature, both textual and electronic. We attempt to protect our intellectual property rights by relying on trademarks, patents, copyrights, database rights, trade secrets, restrictions on disclosure and other methods.

We offer equity index futures and options on key benchmarks, including S&P, NASDAQ, Dow Jones and Nikkei indexes. We also have an agreement with the Chicago Board Options Exchange (CBOE) to allow us to list futures and options on futures for volatility indexes on a variety of asset classes. With the exception of Dow Jones, these products are listed by us subject to license agreements with the applicable owners of the indexes. We have exclusive arrangements with Standard & Poor’s (S&P) and The NASDAQ OMX Group, Inc. (NASDAQ) and non-exclusive arrangements with the other third parties. Our rights to the Dow Jones indexes previously were evidenced by an exclusive agreement but are now part of our ownership of the joint venture. Our S&P license is exclusive through 2016 and non-exclusive from that date until 2017 with some exceptions provided certain trading volume is achieved. Our NASDAQ license is exclusive through 2019. Copies of our S&P and NASDAQ license arrangements have been filed as material contracts. We also have a licensing and membership agreement with BBA Enterprises Limited and the British Bankers’ Association (collectively, BBA) for the use of its London Interbank Offered Rate to settle several of our interest rate products, including our Eurodollar contract. For our licensing arrangements, other than with BBA, we pay the applicable third party per trade fees based on trading volume. For the BBA license, we paid an upfront fee and an annual fee.

We cannot assure you that we will be able to maintain the exclusivity of our licensing agreements with S&P and NASDAQ or be able to maintain our other existing licensing arrangements. In addition, we cannot assure you that others will not succeed in creating stock index futures based on information similar to that which we have obtained by license or that market participants will not increasingly use other instruments, including securities and options based on the S&P, NASDAQ or Dow Jones indexes, to manage or speculate on U.S. stock risks. Parties may also succeed in offering indexed products that are similar to our licensed products without being required to obtain a license or in countries that are beyond the jurisdictional reach of us and/or our licensors. For example, we are a party to a pending legal matter seeking a declaratory judgment that the opposing party is required to obtain a valid license in order to list certain products based upon the Dow Jones and S&P indexes. While we have prevailed on a motion for summary judgment, the matter is currently pending appeal. A negative decision in the matter would have a negative impact on our ability to generate revenues from our index services business.

Seasonality

Generally, we have historically experienced relatively higher trading volume during the first and second quarters and sequentially lower trading volume in the third and fourth quarters. However, such seasonality may also be impacted by general market conditions, such as the 2008 economic crisis. During 2010, 23%, of our consolidated revenues were recognized in the first quarter, 27% in the second quarter, 25% in the third quarter and 25% in the fourth quarter.

Working Capital

Until we began our commercial paper program in mid-2007, we historically met our funding requirements with internally generated funds. For more information on our working capital needs, see “Management’s Discussion and Analysis of Operations and Financial Condition—Liquidity and Capital Resources,” beginning on page 57, which section is incorporated herein by reference.

Customer Base

Our customer base includes professional traders, financial institutions, institutional and individual investors, major corporations, manufacturers, producers and governments. Our customers can access our CME Globex trading platform across the globe. Customers may be members of one or more of our exchanges. Rights and privileges of membership are exchange specific. Trading on our open outcry trading floors is conducted exclusively by our members. Membership on one of our futures exchanges also enables a customer to trade specific products at reduced rates and lower fees. Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. In 2010, 79% of our trading volume was conducted by our members.

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% and one firm represented 12% of our clearing and transaction fees revenue for 2010. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Additionally, from time to time, certain customers may represent a significant portion of the open interest in our individual product lines or contracts.

Competition

The industry in which we operate is highly competitive and we expect competition to continue to intensify, especially in light of the enactment of the Dodd-Frank Act (Dodd-Frank) and other reforms of the financial services industry as discussed in the following section. For example, Dodd-Frank provides for central clearing of “clearable” over-the-counter swaps and requires that swaps that are cleared must be traded on exchanges or swap execution facilities, unless no exchange or swap execution facility makes the swap available for trading. While these new requirements create opportunities for us to expand our over-the-counter business, a number of market participants and other exchanges have developed, and likely will develop in the future, competing platforms and products.

We encounter competition in all aspects of our business, including from entities having substantially greater capital and resources and offering a wider range of products and services and some operating under a different and possibly less stringent regulatory regime. We face competition from other futures, securities and securities option exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large market participants; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and others.

Competition in our Derivatives Business

We believe competition in the derivatives and securities business is based on a number of factors, including, among others:

•	depth and liquidity of markets;

•	transaction costs;

•	breadth of product offerings and rate and quality of new product development;

•	ability to position and expand upon existing products to address changing market needs;

•	transparency, reliability and anonymity in transaction processing;

•	connectivity and accessibility;

•	technological capability and innovation;

•	efficient and secure settlement, clearing and support services; and

•	reputation.

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

We are beginning to see a wave of consolidation and increased competition. For example, NYSE Euronext and Deutsche Bourse announced in February 2011 that they had entered into a merger agreement. TMX Group and the London Stock Exchange also recently announced their agreement to merge. Previously in 2010, the Singapore Stock Exchange announced its proposed acquisition of the Australian Stock Exchange. At the end of 2010, there were approximately 60 futures exchanges located in approximately 30 countries. Additionally, there has been an increase in activity among derivative dealers, banks and other entities to form competing exchanges. For example, in 2007, a consortium of 12 financial institutions formed an exchange, Electronic Liquidity Exchange (ELX), which began trading in July 2009. ELX’s initial product line included electronic trading in U.S. Treasury futures in the two-, five-, and ten-year notes and thirty-year bond contracts in competition with CBOT’s treasury complex and has been expanded to include Eurodollars. ELX has requested that the CFTC compel

CBOT to accept certain non-competitive trades as a means to permit two customers, with equal and opposite positions at CBOT, to transfer those positions to ELX. In August 2010, the CFTC issued a letter stating that it did not find that these transactions, referred to as “exchange for futures,” were wash trades and that such transactions were not prohibited by the CFTC’s core principles or applicable regulations. The CFTC also indicated that it would separately review CBOT’s response under the core principle relating to anti-competitive behavior. At this time, however, the CFTC has not required us to take any action or modify our existing rules. We also face competition from IntercontinentalExchange’s (ICE) energy index, natural gas, credit default swaps, equity index, foreign exchange and other products. Our metal product offerings also compete with NYSE Euronext. New entrants into our industry, including New York Portfolio Clearing discussed below, may further increase competitive pressure on us.

Because equity futures contracts are alternatives to underlying stocks and a variety of equity option and other contracts provide an alternative means of obtaining exposure to the equity markets, we also compete with NYSE Euronext and other securities and options exchanges, dealer markets and alternative trading systems, as well as with ICE in connection with its futures and options on futures contracts based on the Russell indexes.

We face competition from the over-the-counter market with the trading of contracts similar to those traded or cleared on our exchanges, such as swaps, forward contracts and other exchange “look-alike” contracts, in which parties directly negotiate the terms of their contracts, as well as from spot markets, ETFs and other substitutes for our products.

Competition in our Transaction Processing Business

In addition to the competition we face in our derivatives business, we face a number of competitors in our transaction processing and other business services. In the past few years, there has been increased competition in the provision of clearing services and we expect competition to continue to increase in connection with the implementation of Dodd-Frank which will require the mandatory central clearing of standardized over-the-counter products.

For example, ICE has its own clearing operations which are comprised of regulated clearing houses across the United States, Europe and Canada. In March 2009, ICE Trust, which provides clearing services for the credit default swap market, acquired The Clearing Corporation. The Options Clearing Corporation provides clearing services for commodity futures, commodity options and security futures, including products listed by ELX. In 2009, NYSE Euronext and The Depository Trust & Clearing Corporation announced the creation of a new clearing house for the clearing of fixed-income securities—New York Portfolio Clearing. In February 2010, New York Portfolio Clearing was granted status as a designated clearing organization from the CFTC. It is currently awaiting approval from the SEC. It plans to clear interest rate products traded on NYSE Liffe U.S., NYSE’s futures exchange, with the ability to expand to additional exchanges in the future. We believe that other exchanges may also undertake to provide clearing services.

We believe competition in the transaction processing and business services market is based on, among other things, the cost of the services provided; performance bond requirements; quality and reliability of the services; timely delivery of the services; reputation; offering breadth; confidentiality of positions and information security protective measures; and the value of linking with existing products, markets and distribution.

Competition in our Market Data Business

Technology companies, market data and information vendors and front-end software vendors also represent potential competitors because, as purveyors of market data or trading software systems, these firms typically have substantial distribution capabilities. As technology firms, they also have access to trading engines that can be connected to their data and information networks. Additionally, technology and software firms that develop trading systems, hardware and networks that are otherwise outside of the financial services industry may be attracted to enter our markets. This may lead to decreased demand for our market data.

Regulatory Matters

Our operation of futures exchanges is subject to extensive regulation by the CFTC under its principles-based approach which requires that our exchange subsidiaries satisfy the requirements of certain core principles relating to the operation and oversight of our markets and our clearing house. The CFTC carries out the regulation of the futures markets in accordance with the provisions of the Commodity Exchange Act and the Commodity Futures Modernization Act. The CFTC is subject to reauthorization every five years, which most recently occurred in 2008.

In light of the widespread financial and economic difficulties, particularly acute in the latter half of 2008 and early 2009, there were calls for a restructuring of the regulation of financial markets. In July 2010, Dodd-Frank was signed into law. This new legislation is a comprehensive banking and financial services reform package that includes significant changes to the oversight of the derivatives markets, both over-the-counter and exchange traded. Dodd-Frank reinforces the core tenants of our markets:

•	price transparency;

•	liquid markets to minimize transaction costs;

•	market integrity;

•	customer protection; and

•	the safety and soundness of central counterparty clearing services.

While we believe that the new regulations provide opportunities for our business which we intend to explore, Dodd-Frank is subject to extensive rulemaking by the CFTC, the SEC, the Department of Treasury and other regulators. CME Group and others in the industry are actively participating in the rule-making process with the goal that the new regulations serve the public interest, foster competition and innovation and do not place the U.S. financial services sector at a competitive disadvantage in our evolving financial markets. However, in light of the uncertainty of the final implementation of Dodd-Frank, there is a risk that the final regulations could include provisions that could negatively impact our business.

Among the key provisions in Dodd-Frank relating to our business which are being finalized in the rule-making process are:

•	mandatory central clearing of certain classes of over-the-counter products;

•

rules relating to the ownership, governance and required financial resources of clearing houses and the governance of designated contract markets, including setting minimum financial resources for clearing houses and requiring the board of directors to meet a minimum threshold of the number of “public directors” which requirement as currently drafted would extend to CME Group’s board of directors as well as to its exchange subsidiaries;

•	the creation of a new category of trading platforms called swap execution facilities;

•	real time reporting for both cleared and bilateral swaps;

•	comprehensive oversight of swap dealers and major swap participants, including capital and performance bond requirements, business conduct standards and recordkeeping and reporting requirements;

•	limitations on swap dealing and proprietary trading for banking organizations;

•

changes to the CFTC core principle 9—the board of trade shall provide a competitive, open, and efficient market and mechanism for executing transactions that protects the price discovery process of trading in the centralized market of the board of trade—which may require us to make modifications to the manner in which certain of our contracts trade and/or require that such products be de-listed as futures and re-listed as swaps;

•	the expansion of CFTC jurisdiction to over-the-counter derivatives;

•	increased jurisdiction granted to the CFTC that could result in more prescriptive regulation of both our futures and over-the-counter business;

•	the establishment of hard position limits for physically delivered contracts; and

•	the prohibition of compelling a derivatives clearing organization to accept the counterparty credit risk of another clearing organization.

The financial services industry outside the United States is also undergoing similar significant reform particularly in Europe. For example, in the United Kingdom the government has proposed to reorganize its regulatory framework which would include the dissolution of the FSA with oversight to be transitioned to the Bank of England, the Consumer Protection and Markets Authority, and the Prudential Markets Authority depending upon the status of the regulated entity. As a result, in the United Kingdom our operations could be subject to multiple regulators. The European Union is also undergoing similar reform with multiple supervisory authorities, such as the European Securities and Markets Authority (ESMA), being established as of January 2011. In addition to the national regulators, ESMA is likely to have a supervisory and oversight role over European clearing houses, non-European clearing houses and non-European exchanges providing services in Europe. Multiple legislations such as the European Market Infrastructure Regulation, the Markets in Financial Instruments Directive and the Market Abuse Directive have been proposed with provisions similar to those contained in Dodd Frank.

To the extent the regulatory environment following the implementation of Dodd-Frank and other financial reform regulations is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.

As a global company with operations and locations around the world, we are also subject to the laws and regulations in the locations in which we do business.

If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel or other sanctions, including revocation of our designations as a contract market and derivatives clearing organization.

Additionally, on May 6, 2010, the prices of many U.S.-based equity products experienced an extraordinarily rapid decline and recovery—referred to as the “flash crash.” Stemming from this event, there has been an inquiry into the impact of high frequency traders on May 6th as well as their future role in the markets. Although not clearly defined, high frequency trading typically refers to professional traders acting in a proprietary capacity that engage in strategies that generate a large number of trades on a daily basis. We believe that such trading plays an important role in the marketplace by making it more efficient and competitive for all market participants and such firms contribute significantly to our liquidity. At this time, however, it is unclear whether these inquires will result in restrictions on the use of high frequency trading.

From time to time, including in the currently proposed Presidential budget, a proposal to impose a transaction tax or user fee on futures trading has been put forth and discussed as a means to fund the CFTC. In the current environment, the transaction tax has been discussed as a means to fund the increased budget the CFTC has requested from Congress in order to implement Dodd Frank. In the past, efforts to implement a transaction tax or user fee have not been successful. Although not specified, if enacted, we believe such a tax or user fee likely would apply to transactions done on regulated futures exchanges and swap execution facilities and increase the costs of doing business on such platforms. This may discourage institutions and individuals from using futures and/or swap contracts to manage their risks which could adversely impact our trading volumes, revenues and profits and may also adversely impact our ability to compete on an international level. A transaction tax or user fee in the U.S. may also cause market participants to increase their derivatives trading in jurisdictions outside the U.S. which do not impose a comparable cost.

The current tax treatment for futures trading allows traders to pay a blend of taxes on their gains and losses from trading futures and options with 60% at capital gains rates and 40% at ordinary tax rates. The current 2010 fiscal year Presidential budget proposes the elimination of such tax treatment which would require that such gains or losses be treated as ordinary in character. Any repeal of the 60-40 tax treatment would impose a substantial increase in tax rates applicable to the individuals who contribute to creating liquid and efficient markets.

Employees

As of December 31, 2010, we had approximately 2,570 employees. We consider relations with our employees to be good. The following are our executive officers, including a description of their business experience over the last five years. Ages are as of February 1, 2011.

Terrence A. Duffy, 52

Mr. Duffy has served as our Executive Chairman since 2006, as our Chairman from 2002 until 2006 and has been a member of our board of directors since 1995. He also has served as President of TDA Trading, Inc. since 1981.

Craig S. Donohue, 49

Mr. Donohue has served as Chief Executive Officer and a member of our board of directors since 2004. Mr. Donohue joined us in 1989 and since then has held various positions of increasing responsibility within the organization including Managing Director and Chief Administrative Officer; Managing Director, Business Development and Corporate/Legal Affairs of CME; and Senior Vice President and General Counsel. Mr. Donohue also serves as our representative on the board of directors of BM&FBOVESPA.

Kathleen M. Cronin, 47

Ms. Cronin has served as our Managing Director, General Counsel and Corporate Secretary since August 2003. Previously she served as Corporate Secretary and Acting General Counsel from 2002 through 2003. Prior to joining us, Ms. Cronin was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom from 1989 through 1995 and from 1997 through 2002.

Bryan T. Durkin, 50

Mr. Durkin assumed the position of Managing Director, Products and Services in addition to his role as our Chief Operating Officer in February 2010. Mr. Durkin has served as our Managing Director and Chief Operating Officer since 2007. Mr. Durkin joined us in connection with the CBOT merger and he previously held a variety of leadership roles with CBOT from 1982 to 2007, most recently as Executive Vice President and Chief Operating Officer.

Phupinder S. Gill, 50

Mr. Gill has served as President of CME Group since 2007. Previously he served as President and Chief Operating Officer since 2004. Mr. Gill joined us in 1988 and has held various positions of increasing responsibility within the organization, including Managing Director and President of CME Clearing and GFX. Mr. Gill also serves as our representative on the boards of Bursa Malaysia Derivatives and Bolsa Mexicana de Valores.

Julie Holzrichter, 42

Ms. Holzrichter has served as Managing Director, Global Operations since 2007. Ms. Holzrichter rejoined us in 2006 as our Managing Director, CME Globex Services and Technology Integration. Ms. Holzrichter previously held positions of increasing responsibility in our organization from 1986 to 2003 in trading operations.

Kevin Kometer, 46

Mr. Kometer has served as Managing Director and Chief Information Officer since 2008. He previously served as Managing Director and Deputy Chief Information Officer from 2007 to 2008. Since joining the company most recently in 1998, he has held senior leadership positions in the Technology Division, including Managing Director, Trading Execution Systems and Director, Advanced Technology. Mr. Kometer was also with the company from 1994 to 1996.

James E. Parisi, 46

Mr. Parisi has served as our Chief Financial Officer and Managing Director, Finance and Corporate Development since February 2010. He has held the role of Managing Director and Chief Financial Officer since 2004. Mr. Parisi joined us in 1988 and has held positions of increasing responsibility within the organization, including Managing Director & Treasurer and Director, Planning & Finance.

Laurent Paulhac, 41

Mr. Paulhac has served as Managing Director, OTC Products and Services since 2009. Prior to joining the company, Mr. Paulhac most recently served as Chief Executive Officer of CMA, a provider of credit derivatives market data acquired by CME Group in 2008, from 2005 to 2009.

James V. Pieper, 44

Mr. Pieper has served as our Managing Director and Chief Accounting Officer since February 2010. Previously, Mr. Pieper served as Director and Controller since 2006 and as Associate Director and Assistant Controller from 2004 to 2006. Before joining CME Group in 2004, Mr. Pieper worked for Divine, Inc. as Director of Worldwide Accounting and for KPMG LLP as a Senior Manager.

Hilda Harris Piell, 43

Ms. Piell has served as Managing Director and Chief Human Resources Officer since 2007. Previously she served as Managing Director and Senior Associate General Counsel, as Director and Associate General Counsel and as Associate Director and Assistant General Counsel since joining us in 2000.

John W. Pietrowicz, 46

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

Derek Sammann, 42

Mr. Sammann has served as Managing Director, Foreign Exchange and Interest Rate Products since February 2010. He previously served as Managing Director, Financial Products and Services since 2009 and Managing Director, Global Head of Foreign Exchange Products since joining us in 2006. Prior to joining us, Mr. Sammann served as Managing Director, Global Head of FX Options and Structured Products at Calyon Corporate and Investment Bank in London from 2004 to 2006.

Kimberly S. Taylor, 49

Ms. Taylor has served as President, CME Clearing since 2004 and as Managing Director, Risk Management in the Clearing House Division, from 1998 to 2003. Ms. Taylor has held a variety of positions in the Clearing House, including Vice President and Senior Director. She joined us in 1989.

Kendal Vroman, 39

Mr. Vroman has served as our Managing Director, Commodity Products, OTC Services & Information Products since February 2010. Mr. Vroman previously served as Managing Director and Chief Corporate Development Officer from 2008 to 2010. Mr. Vroman joined us in 2001 and since then has held positions of increasing responsibility, including most recently as Managing Director, Corporate Development and Managing Director, Information and Technology Services.

Scot E. Warren, 47

Mr. Warren has served as our Managing Director, Equity Index Products and Index Services since February 2010. Mr. Warren previously served as our Managing Director, Equity Products since joining us in 2007. Prior to that, Mr. Warren worked for Goldman Sachs as its President, Manager Trading and Business Analysis Team. Prior to Goldman Sachs, Mr. Warren managed equity and option execution and clearing businesses for ABN Amro in Chicago and was a Senior Consultant for Arthur Andersen & Co. for financial services firms.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Due to the nature of its business, CME Group does not track revenues based upon geographic location. We do, however, track trading volume generated outside of traditional U.S. trading hours and through our international telecommunication hubs. Our customers can directly access our exchanges throughout the world.

The following table shows the percentage of our total trading volume on our Globex electronic trading platform generated during non-U.S. hours and through our international hubs.

	2010	2009	2008
Trading during non-U.S. hours	13%	9%	11%
Trading through telecommunication hubs	8	7	8

AVAILABLE INFORMATION

Our Web site is www.cmegroup.com. Information made available on our Web site does not constitute part of this document. We make available on our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance materials, including our Corporate Governance Principles, Director Conflict of Interest Policy, Board of Directors Code of Ethics, Categorical Independence Standards, Employee Code of Conduct and the charters for all the standing committees of our board, may also be found on our Web site. Copies of these materials are also available to shareholders free of charge upon written request to Shareholder Relations and Member Services, Attention Ms. Beth Hausoul, CME Group Inc., 20 South Wacker Drive, Chicago, Illinois 60606.

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

Our revenue is substantially dependent on the trading volume in our markets. Our trading volume is directly affected by U.S. domestic and international factors that are beyond our control, including:

•	economic, political and geopolitical market conditions;

•	natural disasters and other catastrophes;

•	broad trends in industry and finance;

•	changes in price levels, trading volumes and volatility in the derivatives markets and in underlying fixed-income, equity, foreign exchange, interest rate and commodity markets;

•	changes in global or regional demand or supply shifts in commodities underlying our products;

•	legislative and regulatory changes, including any direct or indirect restrictions on or increased costs associated with trading in our markets;

•	competition;

•	changes in government monetary policies;

•	consolidation in our customer base and within our industry; and

•	inflation.

Any one or more of these factors may contribute to reduced activity in our markets. Historically, our trading volume has tended to increase during periods of heightened uncertainty due to increased hedging activity and the increased need to manage the risks associated with, or speculate on, volatility in the U.S. equity markets, fluctuations in interest rates and price changes in the foreign exchange, commodity and other markets. However, during the economic volatility that began in 2008, we have experienced decreased volume due primarily to our customers decreasing their risk exposure, stable low interest rates and the lack of available capital. As a result, period-to-period comparisons of our financial results are not necessarily meaningful. This trend as well as future economic uncertainty may result in continued decreased trading volume and a more difficult business environment for us. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.

We operate in a heavily regulated environment that imposes significant costs and competitive burdens on our business and such environment is currently undergoing significant reform.

Our business has been extensively regulated by the CFTC. In response to the economic crisis, in July 2010, Dodd-Frank was signed into law. This new legislation is a comprehensive banking and financial services reform package that includes significant changes to the oversight of the derivatives markets, both over-the-counter and exchange traded. In accordance with Dodd-Frank, the CFTC’s authority will be significantly expanded to include over-the-counter derivatives. While we believe that the new regulations provide opportunities for our business which we intend to explore, Dodd-Frank is subject to extensive rulemaking by the CFTC, the SEC, the Department of Treasury and other regulators. In light of the uncertainty of the final implementation of

Dodd-Frank, there is a risk that the final regulations could include provisions that could negatively impact our business. For example, Dodd-Frank provides for certain restrictions on swap dealing and proprietary trading, enhancements to the margin requirements and imposes position limits for particular energy, metals and agricultural commodities. To the extent these provisions negatively impact the trading activity of our customers, our trading volumes and related revenues may be impacted.

Dodd-Frank also provides for central clearing of “clearable” over-the-counter swaps and requires that swaps that are cleared must be traded on exchanges or swap execution facilities, unless no exchange or swap execution facility makes the swap available for trading. While these new requirements create new opportunities for us to expand our over-the-counter business, a number of market participants and exchanges have developed, and likely will develop in the future, competing platforms and products. We cannot guarantee that we will be able to compete effectively or that our initiatives will be successful.

To the extent rulemaking stemming from Dodd Frank includes a more prescriptive regulatory approach, our ability to efficiently operate our business could be impaired.

Our subsidiaries, CME Clearing Europe and CME Marketing Europe, are also subject to the supervision and oversight of the FSA. The regulatory environment in the United Kingdom and the European Union is undergoing significant reforms in connection with the oversight of the financial services industry, and legislations similar to those included in Dodd-Frank have been proposed.

To the extent the regulatory environment following the implementation of Dodd-Frank and other financial reform regulations is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.

As a global company with operations around the world we are also subject to the laws and regulations in the locations in which we do business. We cannot assure you that we and/or our directors, officers, employees and affiliates will be able to fully comply with these rules and regulations. We also cannot assure you that we will not be subject to claims or actions by these agencies.

If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel or other sanctions, including revocation of our designations as a contract market and derivatives clearing organization.

From time to time, including in the currently proposed Presidential budget, a proposal to impose a transaction tax or user fee on futures trading has been put forth and discussed as a means to fund the CFTC. In the current environment, the transaction tax has been discussed as a means to fund the increased budget the CFTC has requested from Congress in order to implement Dodd Frank. In the past, efforts to implement a transaction tax or user fee have not been successful. Although not specified, if enacted, we believe such a tax or user fee likely would apply to transactions done on regulated futures exchanges and swap execution facilities and increase the costs of doing business on such platforms. This may discourage institutions and individuals from using futures and/or swap contracts to manage their risks which could adversely impact our trading volumes, revenues and profits and may also adversely impact our ability to compete on an international level. A transaction tax or user fee in the U.S. may also cause market participants to increase their derivatives trading in jurisdictions outside the U.S. which do not impose a comparable cost.

The current tax treatment for futures trading allows traders to pay a blend of taxes on their gains and losses from trading futures and options with 60% at capital gains rates and 40% at ordinary tax rates. The current 2010 Presidential budget proposes the elimination of such tax treatment which would require that such gains or losses be treated as ordinary in character. Any repeal of 60-40 tax treatment would impose a substantial increase in tax rates applicable to the individuals who are most responsible for creating liquid and efficient markets.

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

Some of our largest clearing firms, which are significant customers and intermediaries in our products, have stressed the importance to them of centralizing clearing of futures contracts and options on futures contracts in order to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many clearing firms have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as part of for-profit enterprises. Some of these firms, along with the Futures Industry Association and the Department of Treasury, have sought, and may seek in the future, legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. Our strategic business plan is to operate a vertically integrated transaction execution, clearing and settlement business for our futures and options on futures business. If these legislative or regulatory changes are adopted, our strategy and business plan may lead clearing firms to establish, or seek to use, alternative clearing houses for clearing positions established on our exchanges. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit or stop the use of our products and markets. If any of these events occur, our revenues and profits could be adversely affected.

We face intense competition from other companies, including some of our members. If we are not able to successfully compete, our business will not survive.

The industry in which we operate is highly competitive and we expect competition to continue to intensify, especially in light of the enactment of Dodd-Frank and other reforms of the financial services industry. For example, Dodd-Frank provides for central clearing of “clearable” over-the-counter swaps and requires that swaps that are cleared must be traded on exchanges or swap execution facilities, unless no exchange or swap execution facility makes the swap available for trading. While these new requirements create opportunities for us to expand our over-the-counter business, a number of market participants and other exchanges have developed, and likely will develop in the future, competing platforms and products.

We encounter competition in all aspects of our business, including from entities having substantially greater capital and resources and offering a wider range of products and services and some operating under a different and possibly less stringent regulatory regime. We face competition from other futures, securities and securities option exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large market participants; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and others.

We are beginning to see a wave of consolidation and increased competition. For example, in February 2011, NYSE Euronext and Deutsche Bourse announced that they had entered into a merger agreement. TMX Group and the London Stock Exchange also announced their agreement to merge. Previously in 2010, the Singapore Stock Exchange announced its proposed acquisition of the Australian Stock Exchange. At the end of 2010, there were approximately 60 futures exchanges located in approximately 30 countries. Additionally, there has been an increase in activity among derivatives dealers, banks and other entities to form competing exchanges. For example, in 2007, a consortium of 12 financial institutions formed an exchange, ELX, to enter the futures market, which began trading in July 2009. ELX’s initial product line included electronic trading in U.S. Treasury futures in the two-, five-, and ten-year notes and thirty-year bond contracts in competition with CBOT’s treasury complex and has been expanded to include Eurodollars. ELX has requested that the CFTC compel CBOT to accept certain non-competitive trades as a means to permit two customers, with equal and opposite positions at CBOT, to transfer those positions to ELX. In August 2010, the CFTC issued a letter stating that it did not find that exchange for futures were wash trades and that such transactions were not prohibited by the CFTC core principles or applicable regulations. The CFTC also indicated that it would separately review CBOT’s response under the core principle relating to anti-competitive behavior. At this time, however, the CFTC has not required us to take any action or modify our existing rules. We also face competition from ICE’s energy index, natural gas, credit default swaps, equity index, foreign exchange and other products; from NYSE Euronext and the Depository Trust & Clearing Corporation due to their creation of a new clearing house for the clearing of fixed-income derivatives; as well as The Options Clearing Corporation which provides clearing services for commodity futures, commodity options and security futures, including products listed by ELX. New entrants into our industry may further increase competitive pressure on us.

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

Changes in regulations as a result of the implementation of the Dodd-Frank Act and other restructuring of the regulation of the global financial markets or otherwise, may adversely impact our ability to compete, especially on a global basis.

Our trading volume, and consequently our revenues and profits, would be adversely affected if we are unable to retain our current customers or attract new customers.

The success of our business depends, in part, on our ability to maintain and increase our trading volume. To do so, we must maintain and expand our product offerings, our customer base and our trade execution facilities. Our success also depends on our ability to offer competitive prices and services in an increasingly price sensitive business. We cannot assure you that we will be able to continue to expand our product lines, or that we will be able to retain our current customers or attract new customers. We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% and one firm represented 12% of our clearing and transaction fees revenue for 2010. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Additionally, from time to time, certain customers may represent a significant portion of the open interest in our individual product lines or contracts. If we fail to maintain our trading volume; expand our product offerings or execution facilities; or we lose a substantial number of our current customers, or a subset of customers representing a significant percentage of trading volume in a particular product line; or are unable to attract new customers, our business and revenues will be adversely affected. Furthermore, declines in trading volume due to loss of customers may negatively impact market liquidity, which could lead to further loss of trading volume.

As a financial services provider, we are subject to significant litigation risk and potential securities law liability.

Many aspects of our business involve substantial litigation risks. While we generally are protected by our rules limiting liability for system failures and certain forms of negligence and by statutory limits on private causes of actions in cases where we have not behaved in bad faith, we could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and the CFTC. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We may become subject to these claims as a result of failures or malfunctions of our systems and services we provide. For example, the bankruptcy examiner in connection with the Lehman Brothers bankruptcy raised the issue of whether our auction and the related transfer of Lehman’s trading positions could be deemed fraudulent. We continue to believe that we acted appropriately and that our actions are immune from liability under the regulations. However, there is no guarantee that we would be successful in defending this potential action or any other action brought in the future. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us could have a material adverse effect on our business and our reputation.

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

RISKS RELATING TO OUR BUSINESS

The success of our markets will depend on our ability to complete development of, successfully implement and maintain the electronic trading systems that have the functionality, performance, reliability and speed required by our customers.

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

From time to time, we have experienced system errors and failures that have resulted in some customers being unable to connect to our electronic trading platform, or that resulted in erroneous reporting, such as transactions that were not authorized by any customer or reporting of filled orders as cancelled. For example in 2010, an employee error resulted in errant trades inadvertently being placed into an active market environment which resulted in liability to the Company of approximately $4.7 million. We cannot assure you that if we experience system errors or failures in the future that they will not have a material impact on our business. Any such system failures that cause an interruption in service or decrease our responsiveness could impair our reputation, damage our brand name or have a material adverse effect on our business, financial condition and operating results.

Our status as a CFTC registrant generally requires that our trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. We constantly monitor system loads and performance, and regularly implement system upgrades to handle estimated increases in trading volume. However, we cannot assure you that our estimates of future trading volume and order messaging traffic will be accurate or that our systems will always be able to accommodate actual trading volume and order messaging traffic without failure or degradation of performance. Increased CME Globex trading volume and order messaging traffic may result in connectivity problems or erroneous reports that may affect users of the platform. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, to file lawsuits against us or to cease doing business with us, or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations.

We will need to continue to upgrade, expand and increase the capacity of our systems as our business grows and we execute our business strategy. Generally, our goal is to design our systems to handle at least two times our peak historical transactions in our highest volume products. As volumes of transactions grow, the ability of our systems to meet this goal on an ongoing basis depends on our ability to increase our system capacity on a timely basis while maintaining system reliability. Although many of our systems are designed to accommodate additional volume and products and services without redesign or replacement, we will need to continue to make significant investments in additional hardware and software to accommodate the increases in volume of transactions and order transaction traffic and to provide processing services to third parties. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses would be adversely affected.

Our networks and those of our third party service providers may be vulnerable to security risks, which could result in wrongful use of our information or cause interruptions in our operations that cause us to lose customers and trading volume and result in significant liabilities. We could also be required to incur significant expense to protect our systems.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems, including attacks from cybercriminals. For example, in 2010, a virus impacted email systems around the world, including our system. Additionally, there has been an increase in information security threats, including malware targeted at specific entities. While we have not been a specific target to date, our role in the global marketplace could place us at greater risk. Persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations. Any of these events could cause us to lose customers or trading volume. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by breaches. Although we intend to continue to implement security measures, these measures may prove to be inadequate and result in system failures and delays that could cause us to lose customers, experience lower trading volume and incur significant liabilities.

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

Many of our customers rely on third parties, such as independent software vendors, to provide them with front-end systems to access our CME Globex platform and other back office systems for their trade processing and risk management needs. While these service providers have undertaken to keep current with our enhancements and changes to our interfaces and functionality, we cannot guarantee that they will continue to make the necessary monetary and time investments to keep up with our changes.

To the extent any of our service providers or the organizations that provide services to our customers in connection with their trading activities cease to provide these services in an efficient, cost-effective manner or fail to adequately expand their services to meet our needs and the needs of our customers, we could experience decreased trading volume, lower revenues and higher costs.

Our clearing house operations expose us to substantial credit risk of third parties and the level of soundness of our clearing firms could adversely affect us.

Our clearing house operations expose us to many different industries and counterparties, and we routinely guarantee transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional customers. As a result of the financial crisis that began in 2008, many financial institutions required additional capital infusions, merged with larger and stronger institutions, became bank holding companies that are regulated by the Federal Reserve Bank and, in some cases, failed. For example, during 2008, The Bear Stearns Companies, Inc., Lehman Brothers Holdings Inc. and American International Group, Inc., all of which were parent companies of clearing firms of our exchange, experienced significant financial writedowns and in some cases failed. Although none of these cases resulted in a default of a clearing firm, additional companies, including our clearing firms, may continue to encounter economic difficulties during this period of economic uncertainty.

As part of our overall growth initiatives, we have expanded our clearing services to the over-the-counter market in addition to standard futures and options on futures products, including through CME ClearPort and our credit default and interest rate swap clearing initiatives. The process for deriving margins and financial safeguards for over-the-counter products is different and, in part, seeks to assess and capture different risks than our historical practices applied to our futures and options on futures products. Although we believe that we have carefully analyzed the process for setting margins and our financial safeguards for over-the-counter products, there is no guarantee that our procedures will adequately protect market participants from the unique risks of these products.

We expect to begin operation of CME Clearing Europe during the first half of 2011. We have limited experience operating a clearing house outside of the United States.

A substantial part of our working capital may be at risk if a clearing firm defaults on its obligations to the clearing house and its margin and security deposits are insufficient to meet its obligations. Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cure any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect market participants from a default or that we will not be materially and adversely affected in the event of a significant default.

The required capital and posted collateral of our clearing firms may lose value given the volatility of the market.

To become a clearing member, a firm must meet certain minimum capital requirements and must deposit a certain amount of funds to meet performance bond and guaranty fund requirements with our clearing house as collateral for their trading activity. We accept a variety of collateral to satisfy these requirements, including cash, regulated money market mutual funds, U.S. Treasury securities, U.S. Government Agency securities, letters of credit, gold, equities and foreign sovereign debt. Given the level of market volatility, there is no guarantee that these investments will continue to maintain their value. To the extent a clearing firm was not in compliance with these requirements, it would be required to acquire additional funds, decrease its proprietary trading activity and/or transfer customer accounts to another clearing firm. These actions could result in a decrease in trading activity in our products.

Our market data revenues may be reduced or eliminated by decreased demand, overall economic conditions or the growth of electronic trading and electronic order entry systems. If we are unable to offset that reduction through terminal usage fees or transaction fees, we will experience a reduction in revenues.

We sell our market data to individuals and organizations that use our markets or monitor general economic conditions. Revenues from our market data and information services totaled $395.1 million, representing 13% of our total revenues, and $331.1 million, representing 13% of our total revenues, during the years ended December 31, 2010 and 2009, respectively. A decrease in overall trading volume may also lead to a decreased demand for our market data from the market data vendors. For example, in both 2010 and 2009 we experienced a decrease in the average number of market data devices due to the economic crisis, continued high unemployment levels in the financial services sector and aggressive cost cutting initiatives at customer firms. Additionally, electronic trading systems do not usually impose separate exchange fees for supplying market data to trading terminals. If we do not separately charge for market data supplied to trading terminals, and trading terminals with access to our markets become widely available, we could lose market data fees from those who have access to trading terminals. We will experience a reduction in our revenues if we are unable to recover that lost market data revenue through terminal usage fees or transaction fees.

A key element of our strategy is to partner with other leading exchanges to provide them with transaction processing services. Our failure to derive value from our existing relationships or to identify future opportunities to provide these services may have a negative impact on our ability to grow our business.

Providing third-party transaction processing services is a key element of our strategy. Pursuant to transaction-processing agreements, we previously provided these services to NYMEX and to CBOT. Prior to our acquisition of these companies, we derived a significant amount of revenues from these service agreements. We have entered into other transaction-processing arrangements with BM&FBOVESPA, Bolsa Mexicana de Valores, the Korea Exchange, the Green Exchange, the Dubai Mercantile Exchange and Bursa Malaysia Derivatives. We cannot assure you that such arrangements will be as profitable as our previous arrangements with NYMEX and CBOT or that we will enter into additional agreements to provide processing services in the future. Our failure to capitalize on our existing arrangements and to identify future opportunities may have a negative impact on our ability to generate additional revenues and grow our business.

We may have difficulty executing our growth strategy and maintaining our growth effectively.

We continue to focus on strategic initiatives to grow our business, including our efforts to serve the over-the-counter market as discussed in the following risk factor and to distribute our products and services on a global basis. There is no guarantee that our efforts will be successful. Continued growth will require additional investment in personnel, facilities, information technology infrastructure and financial and management systems and controls and may place a significant strain on our management and resources. For example, if we encounter limited resources, we may be required to increase our expenses to obtain the necessary resources, defer existing initiatives or not pursue certain opportunities. We may not be successful in implementing all of the processes that are necessary to support our growth organically or, as described below, through acquisitions, investments or other strategic alliances. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with our growth, our future profitability could be adversely affected, and we may have to incur significant expenditures to address the additional operational and control requirements as a result of our growth.

There is no guarantee that our over-the-counter initiatives will be successful.

Our goal is to provide a comprehensive multi-asset class clearing solution to the market for maximum operational ease and the capital efficiency that comes with connecting to a single clearing house. We offer clearing services for cleared over-the-counter derivatives, including credit default swaps and interest rate swaps. Our strategy also includes extending our over-the-counter services into other assets classes, as well as enhancing our CME ClearPort functionality to support additional products. While we believe Dodd-Frank creates new opportunities for us to expand our over-the-counter offerings, the current regulatory environment for trading and clearing these products is uncertain. We cannot be certain that we will be able to operate profitably in the event that future legislation or regulation adversely affects the trading of over-the-counter products or reduces the demand for our offerings. For example, provisions within Dodd-Frank include changes to the CFTC’s core principles, specifically core principal 9, which could require us to make modifications to the manner in which certain of our contracts trade and/or require that such products be de-listed as futures and re-listed as swaps. In addition, a number of market participants and exchanges have developed competing platforms and products, including ICE’s offering for credit default swaps. We cannot be certain that we will be able to compete effectively or that our initiatives will be successful.

We intend to continue to explore acquisitions, investments and other strategic alliances. We may not be successful in identifying opportunities or in integrating the acquired businesses. Any such transaction may not produce the results we anticipate which could adversely affect our business and our stock price.

We intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our business and grow our company. We may make acquisitions or investments or enter into strategic partnerships, joint ventures and other alliances. The market for such transactions is highly competitive, especially in light of the increasing consolidation in our industry, including the recently announced transactions between NYSE Euronext and Deutsche Bourse and TMX Group and the London Stock Exchange. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance future transactions on terms favorable to us. To the extent the trend of consolidation in our industry continues, we may encounter increased difficulties in identifying growth opportunities. We may finance future transactions by issuing additional equity and/or debt. The issuance of additional equity in connection with any future transaction could be substantially dilutive to our existing shareholders. The issuance of additional debt could increase our leverage substantially. The process of integration may also produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. To the extent we enter into joint ventures and alliances, we may experience difficulties in the development and expansion of the business of any newly formed ventures, in the exercise of influence over the activities of any ventures in which we do not have a controlling interest as well as encounter potential conflicts with our joint venture or alliance partners. We may not realize the anticipated growth and other benefits from strategic growth initiatives we have made or will make in the future which may have an adverse impact on our financial condition and operating results. We may also be required to take an impairment charge in our financial statements relating to our acquisitions and/or investments which could negatively impact our stock price.

Expansion of our operations internationally involves special challenges that we may not be able to meet, which could adversely affect our financial results.

We plan to continue to expand our operations internationally, including the launch of CME Clearing Europe, directly placing order entry terminals with customers outside the United States and by relying on distribution systems established by our current and future strategic alliance partners. We face certain risks inherent in doing business in international markets, particularly in the regulated derivatives exchange business. These risks include:

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

In addition, as a result of our expanding global operations, we are subject to the laws and regulations of foreign governmental and regulatory authorities, including the FSA in connection with CME Clearing Europe and our marketing efforts in Europe. These may include laws, rules and regulations relating to any aspect of the derivatives business. To date, we have had limited experience in marketing and operating our products and services internationally. We cannot assure you that we will be able to succeed in marketing our products and services in international markets. We may also experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, management of foreign exchange risk, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of our international operations and, consequently, on our business, financial condition and operating results.

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

There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees and agents, including employees of GFX, our wholly-owned subsidiary that engages primarily in proprietary trading in foreign exchange futures to generate liquidity, could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use or unauthorized disclosure of confidential information. Misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees and agents, including our GFX employees, also may commit errors that could subject us to financial claims for negligence, as well as regulatory actions. For example in 2010, an employee error resulted in errant trades inadvertently being placed into an active market environment which resulted in liability to the Company of approximately $4.7 million.

We may not be able to protect our intellectual property rights, which may materially harm our business.

We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and other parts of the world. We have registered many of our most important trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We attempt to protect our intellectual property rights by relying on trademarks, copyright, database rights, trade secrets, restrictions on disclosure and other methods. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could adversely affect our business.

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

As of December 31, 2010, we had approximately $2.5 billion of total indebtedness and we had excess borrowing capacity for general corporate purposes under our existing facilities of approximately $0.9 billion.

Our indebtedness could have important consequences. For example, our indebtedness may:

•

require us to dedicate a significant portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue acquisitions or investments, to pay dividends and for general corporate purposes;

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

Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us. Their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, such as conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets over the last few years, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital.

Our investment in BM&FBOVESPA subjects us to investment and currency risk.

We own an interest in BM&FBOVESPA representing approximately 5% of its outstanding shares which had a fair value of $798.8 million as of December 31, 2010. As an exchange, its ability to maintain or expand its trading volume and operate its business is subject to the same types of risks to which we are subject. Additionally, its stock is valued in Brazilian real, which subjects us to currency risk. There is no guarantee that our investment in BM&FBOVESPA will be profitable. Under the terms of the transaction, we may not sell our shares in BM&FBOVESPA until February 2012.

Any impairment of our goodwill and other intangible assets or investments may result in material, non-cash writedowns and could have a material adverse impact on our results of operations and shareholders’ equity.

In connection with our acquisitions and investments, including our mergers with CBOT Holdings and NYMEX Holdings, we have recorded goodwill and identifiable intangible assets. We assess goodwill and intangible assets for impairment by applying a fair value test looking at historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise. Over the past three years, we have recorded impairment charges in connection with our investments in BM&FBOVESPA, IMAREX ASA, the Dubai Mercantile Exchange, FXMarketSpace and OneChicago and our acquisitions of Swapstream and CMA. We may continue to experience future events that result in impairments. The risk of impairment losses may increase to the extent our market capitalization and earnings decline. An impairment of the value of our existing goodwill and intangible assets could have a significant negative impact on our future operating results and could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our existing or future debt agreements.

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

Our average rate per contract, which impacts our operating results, is subject to fluctuation due to shifts in the mix of products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure. For example, we earn a higher rate per contract for trades executed electronically than for trades executed on the trading floor. In addition, our members and participants in our various incentive programs generally are charged lower fees than our non-member customers. Variation in each of these factors is difficult to predict and will have an impact on our average rate per contract in the particular period. Because of this fluctuation, you may not be able to rely on our average rate per contract in any particular period as an indication of our future average rate per contract. If we fail to meet securities analysts’ expectations regarding our operating results, the price of our Class A common stock could decline substantially.

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

Twenty of our board members own trading rights or are officers or directors of firms who own trading rights on our exchanges. As members, these individuals may have interests that differ from or conflict with those of shareholders who are not also members. Our dependence on the trading and clearing activities of our members, combined with their rights to elect directors, may enable them to exert substantial influence over the operation of our business.

Twenty of our directors own or are officers or directors of firms who own trading rights on our exchange. We are dependent on the revenues from the trading and clearing activities of our members. In 2010, 79% of our trading volume was derived from our members. This dependence may give them substantial influence over how we operate our business.

Many of our members and clearing firms derive a substantial portion of their income from their trading or clearing activities on or through our exchanges. In addition, trading rights on our exchanges have substantial independent value. The amount of income that members derive from their trading, brokering and clearing activities and the value of their trading rights are, in part, dependent on the fees they are charged to trade, broker, clear and access our markets and the rules and structure of our markets. As a result, holders of our Class A common stock may not have the same economic interests as our members. In addition, our members may have differing interests among themselves depending on the roles they serve in our markets, their method of trading and the products they trade. Consequently, members may advocate that we enhance and protect their clearing and trading opportunities and the value of their trading privileges over their investment in our Class A common stock, if any.

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

Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. Additionally, our Class B shareholders, who are members of our CME exchange, are also entitled to elect six directors to our board; even if their Class A share ownership interest is very small or non-existent. We are also required to include at least 10 CBOT directors (as defined in our bylaws) on our board until our 2012 annual meeting of shareholders and to submit changes to the rules and regulations of the CBOT exchange to the CBOT directors in advance for their review. In the event the CBOT directors determine in their sole discretion that a proposed rule change will materially impair the business of CBOT or the business opportunities of the holders of the CBOT memberships, such change must be submitted to a committee comprised of three CBOT directors and two CME directors (as defined in our bylaws). In connection with these rights, our ability to take certain actions that we may deem to be in the best interests of the company and its shareholders, including actions relating to the operation of our open outcry trading facilities and certain pricing decisions, may be limited by the rights of our members.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our global headquarters are located in Chicago, Illinois at 20 South Wacker Drive. The following is a description of our key locations and facilities.

Location	Primary Use	Owned/Leased	Lease Expiration	Approximate Size (in square feet)(1)
20 South Wacker Drive, Chicago, Illinois	Global headquarters and office space	Leased	2022(2)	490,000
141 West Jackson Chicago, Illinois	Chicago trading floor and office space	Owned	N/A	1,500,000(3)
550 West Washington Chicago, Illinois	Office space	Leased	2023	225,000
One North End New York, New York	New York trading floor and office space	Mixed(4)	2069	500,000(5)
33 Cannon Street, London	Office space	Leased	2019	14,000(6)
One New Change, London	Office space	Leased	2026	40,000(7)
Annex Data Center Chicagoland area	Business continuity	Leased	2014	100,000
Remote Data Center Chicagoland area	Business continuity	Leased	2017	50,000
Data Center 3 Chicagoland area	Business continuity and co-location	Owned	N/A	430,000

(1)	Size represents the amount of space leased by us unless otherwise noted.
(2)	The initial lease expires in 2022 with two consecutive options to extend the term for seven and ten years, respectively.
(3)	We occupy approximately 425,000 square feet of the 141 West Jackson complex.
(4)	The One North End property is subject to a ground lease with the Battery Park City Authority for the site of our New York offices and trading facility. In accordance with the terms of the lease, we are deemed to lease the building and its improvements from the landlord. We do not make lease payments to the landlord related to the building and we receive the financial benefit of the rental income.
(5)	We occupy approximately 350,000 square feet of the One North End Building.
(6)	We have a termination right effective in the first quarter of 2012, which we intend to exercise in the first quarter of 2011.
(7)	We expect to occupy the space at One New Change in the second quarter of 2011.

We also lease global office space around the world and have also partnered with major global telecommunications carriers in connection with our telecommunications hubs whereby we place data cabinets within the carriers’ existing secured data centers. We believe our facilities are adequate for our current operations and that additional space can be obtained if needed.

ITEM 3.	LEGAL PROCEEDINGS

See “Legal Matters” in Note 18. Contingencies to the Consolidated Financial Statements beginning on page 96 for CME Group’s litigation disclosure which is incorporated herein by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Class A Common Stock

Our Class A common stock is currently listed on NASDAQ under the ticker symbol “CME.” As of February 16, 2011, there were approximately 3,319 holders of record of our Class A common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on a quarterly basis, as reported on NASDAQ.

2010	High	Low	2009	High	Low
First Quarter	$353.03	$265.75	First Quarter	$264.43	$155.06
Second Quarter	347.50	280.78	Second Quarter	346.24	215.30
Third Quarter	289.72	234.50	Third Quarter	315.00	255.00
Fourth Quarter	328.00	255.62	Fourth Quarter	343.67	281.61

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

Class B shares and the associated trading rights are bought and sold or leased through our shareholder relations and membership services department. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be determined by the value of our Class A common stock. As of February 16, 2011, there were approximately 1,751 holders of record of our Class B common stock.

Dividends

The following table sets forth the dividends we paid on our Class A and Class B common stock in the last two years:

Record Date	Dividend per Share	Record Date	Dividend per Share
March 10, 2010	$1.15	March 10, 2009	$1.15
June 10, 2010	1.15	June 10, 2009	1.15
September 10, 2010	1.15	September 10, 2009	1.15
December 10, 2010	1.15	December 10, 2009	1.15

On January 5, 2011, our board approved a change in our annual dividend policy to increase the target from approximately 30% of the prior year’s cash earnings to approximately 35%. In accordance with this policy, we intend to continue to pay a regular quarterly dividend to our shareholders. The decision to declare a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. On February 23, 2011, the board of directors declared a regular quarterly dividend of $1.40 per share payable on March 25, 2011 to shareholders of record on March 10, 2011. Assuming no changes in the number of shares outstanding, the dividend payment will total approximately $93.6 million.

The indentures governing our floating and fixed rate notes, our 364-day clearing house credit facility for $1.0 billion and our new $1.0 billion multi-currency revolving senior credit facility entered into in 2011, do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company, which could indirectly affect the ability to pay dividends.

For example, under our new senior credit facility, we are required to remain in compliance with a consolidated net worth test, defined as our consolidated shareholders’ equity as of September 30, 2010 after giving effect to actual share repurchases made and special dividends paid, but only up to the amount of such repurchases and dividends publicly announced and made or paid after September 30, 2010 (and in no event greater than $2.0 billion in the aggregate for such repurchases and dividends during the term of the agreement), multiplied by 0.65. In addition, our 364-day clearing house credit facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as consolidated shareholder’s equity less intangible assets (as defined in the agreement), of not less than $125 million.

CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries, including CME, in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

CME Group and its subsidiaries are also required to comply with restrictions contained in the general corporation laws of their state of incorporation which could also limit its (or their) ability to declare and pay dividends.

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return provided shareholders on our Class A common stock relative to the cumulative total returns of the S&P 500 index and two customized peer groups. The old peer group includes IntercontinentalExchange, Inc., NYSE Euronext and The Nasdaq OMX Group Inc. The new peer group is the same as the old peer group with the addition of CBOE Holdings, Inc. which completed its initial public offering in June 2010. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer groups and the S&P 500 index on December 31, 2005 and its relative performance is tracked through December 31, 2010.

The stock price performance included in this graph is not necessarily indicative of future stock price performance

	2006	2007	2008	2009	2010
CME Group Inc.	$139.48	$188.81	$58.66	$96.37	$93.73
S&P 500	115.80	122.16	76.96	97.33	111.99
Old Peer Group	155.58	190.78	72.25	76.11	87.61
New Peer Group	155.58	190.78	72.25	76.11	87.61

Unregistered Sales of Equity Securities

In connection with our strategic partnership with BM&FBOVESPA, we issued shares to BM&FBOVESPA in two separate transactions resulting in their aggregate ownership of approximately 5% of our Class A common shares. The first transaction occurred on February 26, 2008 and involved the issuance of 1.2 million Class A shares valued at $631.4 million in exchange for our receipt of an equity stake of approximately 10% in the Brazilian Mercantile & Futures Exchange. Subsequent to this investment, the Brazilian Mercantile & Futures Exchange merged with Bovespa Holdings S.A. to become BM&FBOVESPA. On July 16, 2010, in connection with a definitive Share Purchase and Investor Rights Agreement, dated June 22, 2010, we issued to BM&FBOVESPA 2.2 million shares of our Class A common stock at a purchase price per share of $275.12 in cash, or approximately $607.0 million in the aggregate. The shares of our Class A common stock issued in these transactions were unregistered and were issued in reliance on Section 4(2) of the Securities Act. The shares are subject to transfer restrictions that will expire in February 2012.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Trading Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to October 31	29	$286.60	—	343,235
November 1 to November 30	—	—	—	343,235
December 1 to December 31	7,114	318.40	—	343,235

Total	7,143		—

(1)	Shares purchased consist of shares surrendered to satisfy employee tax obligations upon the vesting of restricted stock.
(2)	On February 11, 2010, the company announced that its board had approved a plan to repurchase up to 2.35 million shares of its Class A common stock. This buyback program is not subject to an expiration period.

ITEM 6.	SELECTED FINANCIAL DATA

On July 12, 2007, CBOT Holdings, Inc. (CBOT Holdings) merged with and into Chicago Mercantile Exchange Holdings Inc. (CME Holdings). At the time of this merger, the combined company was renamed CME Group Inc. (CME Group). On March 23, 2008, CME Group acquired Credit Market Analysis Ltd., a private company incorporated in the United Kingdom, and its wholly-owned subsidiaries (collectively, CMA). On August 22, 2008, NYMEX Holdings, Inc. (NYMEX Holdings) merged with CME Group. On March 18, 2010, the Board of Trade of the City of Chicago, Inc. (CBOT) acquired a 90% ownership interest in CME Group Index Services LLC (Index Services), a joint venture with Dow Jones & Company (Dow Jones).

The following data includes the financial results of CBOT Holdings beginning July 13, 2007, the financial results of CMA beginning March 24, 2008, the financial results of NYMEX Holdings beginning August 23, 2008 and the financial results of Index Services beginning March 19, 2010.

	Year Ended or At December 31
(in millions, except per share data)	2010	2009	2008	2007	2006
Income Statement Data:
Total revenues	$3,003.7	$2,612.8	$2,561.0	$1,756.1	$1,089.9
Operating income	1,831.1	1,589.1	1,582.2	1,051.9	621.5
Non-operating income (expense)	(109.2)	(151.6)	(334.2)	43.9	50.2
Income before income taxes	1,721.9	1,437.5	1,248.0	1,095.8	671.7
Net income attributable to CME Group	951.4	825.8	715.5	658.5	407.3
Earnings per common share:
Basic	$14.35	$12.44	$12.18	$15.05	$11.74
Diluted	14.31	12.41	12.13	14.93	11.60
Cash dividends per share	4.60	4.60	9.60	3.44	2.52

Balance Sheet Data:
Total assets	$35,046.1	$35,651.0	$48,158.7	$20,306.2	$4,306.5
Short-term debt	420.5	299.8	249.9	164.4	—
Long-term debt	2,104.8	2,014.7	2,966.1	—	—
Shareholders’ equity	20,060.1	19,301.0	18,688.6	12,305.6	1,519.1

The following table presents key statistical information on the volume of contracts traded, expressed in round turn trades, and notional value of contracts traded. The 2008 volume data includes average daily volume for NYMEX products for the period August 23 through December 31, 2008. The 2007 volume data includes average daily volume for CBOT products for the period July 13 through December 31, 2007. All amounts exclude our TRAKRS, HuRLO, Swapstream, credit default swaps, interest rate swaps and auction-traded products.

	Year Ended or At December 31
(in thousands, except notional value)	2010	2009	2008	2007	2006
Average Daily Volume:
Product Lines:
Interest rate	5,449	4,260	6,085	7,093	3,078
Equity	2,907	2,916	3,663	2,744	1,734
Foreign exchange	919	624	623	569	453
Agricultural commodity	914	741	848	728	78
Energy	1,662	1,492	1,348	—	—
Metal	316	225	208	—	—

Total Average Daily Volume	12,167	10,258	12,775	11,134	5,343

Method of Trade:
Electronic	10,120	8,290	10,180	8,661	3,808
Open outcry	1,402	1,310	1,943	2,276	1,483
Privately negotiated	198	164	208	197	52
CME ClearPort	447	494	444	—	—

Total Average Daily Volume	12,167	10,258	12,775	11,134	5,343

Other Data:
Total Notional Value (in trillions)	$994	$813	$1,227	$1,134	$824
Total Trading Volume (round turn trades)	3,078,149	2,584,891	2,978,459	2,249,632	1,341,111
Open Interest at Year End (contracts)	84,873	78,102	63,049	53,981	35,107

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Recent Accounting Pronouncements: Includes an evaluation of recent accounting pronouncements and the potential impact of their future adoption on our financial results.

•	Results of Operations: Includes a discussion of our 2010, 2009 and 2008 financial results and any known events or trends which are likely to impact future results.

•	Liquidity and Capital Resources: Includes a discussion of our future cash requirements, capital resources, significant planned expenditures and financing arrangements.

On March 23, 2008, CME Group acquired Credit Market Analysis Ltd., a private company incorporated in the United Kingdom, and its wholly-owned subsidiaries (collectively, CMA). On August 22, 2008, NYMEX Holdings, Inc. (NYMEX Holdings) merged with CME Group. On March 18, 2010, Board of Trade of the City of Chicago, Inc. (CBOT) acquired a 90% ownership interest in CME Group Index Services LLC (Index Services), a joint venture with Dow Jones & Company (Dow Jones). The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of CMA beginning March 24, 2008, the financial results of the former NYMEX Holdings beginning August 23, 2008 and the financial results of Index Services beginning March 19, 2010.

References in this discussion and analysis to “we” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), CBOT and New York Mercantile Exchange, Inc. (NYMEX), collectively.

OVERVIEW

Business Structure

CME Group, a Delaware stock corporation, is the holding company for CME, CBOT, NYMEX and their respective subsidiaries. The holding company structure is designed to provide strategic and operational flexibility. CME Group’s Class A common stock is listed on the NASDAQ Global Select Market (NASDAQ) under the ticker symbol “CME.”

Our exchange consists of designated contract markets for the trading of futures and options on futures contracts as well as clearing over-the-counter contracts. Futures contracts and options on futures contracts provide investors with vehicles for protecting against, and potentially profiting from, price changes in financial instruments and physical commodities.

We are a global exchange with customer access available virtually all over the world. Our customers consist of professional traders, financial institutions, individual and institutional investors, major corporations, manufacturers, producers and governments. Customers include both members of the exchange and non-members.

We offer our customers the opportunity to trade futures contracts and options on futures contracts on a range of products including those based on interest rates, equities, foreign exchange, agricultural commodities, energy, and metals.

Our products provide a means for hedging, speculating and allocating assets. We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers.

Our major product lines are traded through our electronic trading platform and our open outcry trading floors. These execution facilities offer our customers immediate trade execution and price transparency. In addition, trades can be executed through privately negotiated transactions that are cleared and settled through our clearing house.

Our clearing house clears, settles and guarantees every futures and options contract traded through our exchange, in addition to cleared over-the-counter products, including credit default swaps and interest rate swaps. Our clearing house performance guarantee is an important function of our business. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing house as the counterparty to every transaction allows our customers to establish a position with one party and then to offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for performance bond efficiencies.

To ensure performance of counterparties, we establish and monitor financial requirements of our clearing firms. We also establish minimum performance bond requirements for our exchange-traded products and over-the-counter products. We mark-to-market all open positions at least twice a day and require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. For product offerings within new markets, positions are marked-to-market daily, with the capability to mark-to-market more frequently as market conditions warrant. We maintain a financial safeguard package to be used in the event of default of a clearing firm for our futures, options or cleared over-the-counter credit default swap contracts. In the unlikely event of a payment default by a clearing firm for our futures, options or cleared over-the-counter credit default swap contracts, we would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm’s guaranty fund contributions, performance bonds and any other available assets, such as assets required for membership and any associated trading rights. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the exchange by the parent company of a clearing firm. Thereafter, if the payment default remains unsatisfied, we would use, in order, CME’s surplus funds, guaranty fund contributions of other clearing firms and funds collected through an assessment against solvent clearing firms to satisfy the deficit. Surplus funds represent the amount of CME working capital reduced by an amount necessary to support normal operations and amounts designated by CME for our interest rate swap financial safeguard package.

We maintain a separate financial safeguard package to support our cleared over-the-counter interest rate swap products. This separate interest rate swaps financial safeguard package is independent of our financial safeguard package for our futures, options or cleared over-the-counter credit default swaps and is isolated to clearing firms for our interest rate swap products. This financial safeguard package includes a separate guaranty fund, risk committee and default management procedures. We have also designated an additional $100.0 million of CME working capital to be used in the event of default of one of the clearing firms for interest rate swap contracts after the defaulting clearing firm assets have been applied.

Industry Trends

Economic Environment. Despite the recent economic volatility, our customers continue to use our markets as an effective and transparent means to manage risk. Over the last few years, trading activity in our centralized markets has fluctuated due to the ongoing uncertainty in the financial markets, fluctuations in the availability of credit, variations in the amount of assets under management as well as the Federal Reserve Bank’s continued zero interest rate policy. We continue to maintain quality products and services which support our customers in any economic environment.

Competitive Environment. We operate in a highly competitive industry and expect competition to continue to intensify, especially after a recent consolidation of exchanges and new entrants to the markets we serve. We encounter competition in all aspects of our business. Competition is influenced by liquidity and transparency of the markets, variability in fee structures, breadth of product offerings including quality of new product development as well as efficient and innovative technology. We now face competition from other futures, securities and securities option exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large market participants; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and others.

Regulatory Environment. Our operations as a futures exchange have historically been subject to extensive regulation. In light of widespread difficulties across the economy, particularly acute in the latter half of 2008 and early 2009, there have been many calls for a restructuring of the regulation of financial markets. In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is a comprehensive banking and financial services reform package that includes significant changes to the oversight of the derivatives markets, both over-the-counter and exchange-traded. While we believe that the new regulations will provide opportunities for our business, the new regulations are subject to extensive rulemaking by various regulators. To the extent the regulatory environment following the implementation of the new legislation and other financial reform regulations is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.

Business Strategy

Our strategy focuses on leveraging our benchmark products, enhancing our customer relations, expanding our customer base, advancing our clearing and trading technologies, and deriving benefits from our integrated clearing house as well as our scalable infrastructure. We specifically focus our strategy on capitalizing on opportunities created by increased market awareness and acceptance of derivatives, increased price volatility, technological advances and the increasing need for counterparty risk mitigation and clearing services. This strategy allows us to continue to develop into a more broadly diversified financial exchange that provides trading and clearing solutions across a wide range of products and asset classes. We believe that we can build on our competitive strengths by implementing the following strategies:

•	Grow our core business through expansion of our existing benchmark product lines and new product offerings as well as improvement of our customer relations in order to cross-sell our products;

•

Globalize our business by expanding and diversifying our worldwide customer base through strategic investments and relationships with other key exchanges around the world, which allows us to accelerate our market penetration and improve product sales channels;

•	Provide a comprehensive multi-asset class clearing solution to the over-the-counter market that maximizes operational efficiency, as well as expand our over-the-counter product offerings; and

•

Establish ourselves as the leading exchange company provider of information products and index services, which would allow us to create additional cross-listing opportunities and new opportunities for index creation. It will also allow us to create opportunities for licensing across the global market as well as expanding market data dissemination services to our global network of clients and exchange partners.

Primary Sources of Revenue

Clearing and transaction fees. A majority of our revenue is derived from clearing and transaction fees, which include electronic trading fees, surcharges for privately-negotiated transactions and other volume-related charges for contracts executed through our trading venues. Because clearing and transaction fees are assessed on a per-contract basis, revenues and profitability fluctuate with changes in trading volume. In addition to the industry trends noted earlier, our revenues and trading volume tend to increase during periods of economic and geopolitical uncertainty as our customers seek to manage their exposure to, or speculate on, the market volatility resulting from uncertainty.

While volume has the most significant impact on our clearing and transaction fees revenue, there are four other factors that also influence this source of revenues:

•	rate structure;

•	product mix;

•	trading venue; and

•	the percentage of trades executed by customers who are members compared with non-member customers.

Rate structure. Customers benefit from volume discounts and limits on fees as part of our effort to increase liquidity in certain products. We offer various incentive programs to promote trading in various products and geographic locations. We may periodically change fees, volume discounts, limits on fees and member discounts, perhaps significantly, based on our review of operations and the business environment. For example, we have an incentive program in place to provide fee incentives to international trading firms that trade our products electronically.

Product mix. We offer trading of futures and options on futures contracts on a wide-ranging set of products based on interest rates, equities, foreign exchange, agricultural commodities, energy and metals. Rates are varied by product in order to optimize revenue on existing products and to encourage trading volume upon introduction of new products.

Trading venue. Our exchange is an international marketplace that brings together buyers and sellers mainly through our electronic trading platform as well as through open outcry trading on our trading floors and privately negotiated transactions. Any customer who is guaranteed by a clearing firm and who agrees to be bound by our exchange rules is able to obtain direct access to our electronic platform. Open outcry trading is conducted exclusively by our members, who may execute trades on behalf of customers or for themselves.

Typically, customers executing trades through our electronic platform are charged fees for using the platform in addition to the fees assessed on all transactions executed on our exchange. Customers entering into privately negotiated transactions also incur additional charges beyond the fees assessed on all transactions. Privately negotiated transactions include block trades, which are large transactions that are executed between selected parties off the public auction market on CME Globex or the trading floor.

Member/non-member mix. Generally, member customers are charged lower fees than our non-member customers. Holding all other factors constant, revenue decreases if the percentage of trades executed by members increases, and increases if the percentage of non-member trades increases.

Other sources. Revenue is also derived from other sources including market data and information services, access and communication fees and various services related to our exchange and building operations.

Market data and information services. We receive market data and information services revenue from the dissemination of our market data to subscribers. Subscribers can obtain access to our market data services either directly or through third-party distributors.

Our service offerings include access to real-time, delayed and end-of-day quotation, trade and summary market data for our products and other data sources. Users of our basic service receive real-time quotes and pay a flat monthly fee for each screen, or device, displaying our market data. Alternatively, customers can subscribe to market data provided on a limited group of products. The fee for this service is also a flat rate per month.

Pricing for our market data services is based on the value of the service provided, our cost structure for the service and the price of comparable services offered by our competitors. Increases or decreases in our market data and information services revenue are influenced by changes in our price structure for existing market data offerings, introduction of new market data services and changes in the number of devices in use. General economic factors that affect the financial services industry, which constitutes our primary customer base, also influence revenue from our market data services.

On March 18, 2010, CBOT and Dow Jones entered into an agreement to form Index Services. Index Services was formed through the contribution of CBOT’s market data business and Dow Jones’ index business. Index Services generates market data and information services revenue through licensing of its trademark indexes as well as through calculation and distribution of its market data.

Access and communication fees. Access and communication fees are the connectivity charges to customers of the CME Globex platform to our market data vendors and to direct market data customers as well as charges to members and clearing firms that utilize our various telecommunications networks and communications services, including our co-location initiatives. Access fee revenue varies depending on the type of connection provided to customers. Revenue from communication fees is dependent on open outcry trading, as a significant portion relates to telecommunications on our trading floors.

Other revenues. Other revenues include rent charged to third party tenants as well as ancillary charges for utilities, parking and miscellaneous services provided to tenants. We maintain three commercial buildings in Chicago’s central business district. We rent retail and office space to third party tenants, including exchange customers. We also maintain office space in New York City that is rented to third party tenants, including exchange customers. All tenants pay market rates for rent. Revenues related to our real estate operations are generally affected by market rental rates, lease renewals and business conditions in the financial services industry in which most of our tenants operate.

To further diversify the range of services we offer, we have entered into processing and development agreements with other exchanges and service organizations. Prior to our merger with NYMEX Holdings in August 2008, we collected fees from NYMEX for listing energy and metal futures products on the CME Globex platform. In 2010, we entered into an agreement with BM&FBOVESPA S.A (BM&FBOVESPA) to develop a new multi-asset class electronic trading platform for their customers. We recognize revenue under this agreement as services are provided and when developed technology is delivered.

Additionally, other revenues include fees for administrating our Interest Earnings Facility (IEF) program, trade order routing, and various services to members and clearing firms. We offer clearing firms the opportunity to invest cash performance bonds in our various IEF offerings. These clearing firms receive interest income, and we receive a fee based on total funds on deposit. In addition, other revenues include trading gains and losses generated by GFX Corporation (GFX), our wholly-owned subsidiary that trades foreign exchange futures contracts to enhance liquidity in our electronic markets for these products.

Primary Expenses

The majority of our expenses do not vary directly with changes in our trading volume. Licensing and other fee agreements expense and the majority of our employee bonuses do vary directly with trading volume.

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

The bonus component of our compensation and benefits expense is based on our financial performance. Under the performance criteria of our annual incentive plans, the bonus funded under the plans is based on achieving certain financial performance targets established by the compensation committee of our board of directors. The compensation committee may adjust the target level of performance for material, unplanned revenue, expense or capital expenditures to meet intermediate to long-term growth opportunities.

Stock-based compensation is a non-cash expense related to stock options, restricted stock and performance share grants. Stock-based compensation varies depending on the quantity and fair value of awards granted. The fair value of options is derived using the Black-Scholes model with assumptions about our dividend yield, the expected volatility of our stock price based on an analysis of implied and historical volatility, the risk-free interest rate and the expected life of the options granted. The fair value of other awards is based on the share price on the date of the grant.

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

•

Communications expense includes costs for network connections to our electronic trading platform and some market data customers; telecommunications costs of our exchange; and fees paid for access to external market data. This expense may be impacted by growth in electronic trading, our capacity requirements and changes in the number of telecommunications hubs and connections which allow customers outside the United States access to our electronic trading platform directly.

•

Technology support services consist of costs related to maintenance of the hardware and software required to support our technology. Our technology support services costs are driven by system capacity, functionality and redundancy requirements.

•

Professional fees and outside services expense includes costs of consulting services provided for major strategic and technology initiatives as well as legal and accounting fees. This expense may fluctuate as a result of changes in services required to complete initiatives and legal proceedings.

•

Occupancy and building operations expense consists of costs related to leased and owned property including rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in Chicago and New York City with smaller offices in located throughout Europe, North and South America, the Middle East and Asia. Additionally, we have trading facilities in Chicago and New York City as well as data centers in various U.S. locations.

•

Licensing and other fee agreements expense includes license fees paid as a result of trading volume in equity index products, and royalty and broker rebates on metals and energy products, subsequent to the merger with NYMEX Holdings. This expense fluctuates with changes in equity index product volume as well as CME ClearPort volumes and fee structure changes in the agreements.

•

Restructuring expense includes transitional employees’ severance, retention bonuses and associated payroll taxes as well as outplacement costs and post-employment healthcare subsidies resulting from our mergers with CBOT Holdings in July 2007 and with NYMEX Holdings in August 2008.

•

Other expenses include marketing-related as well as general and administrative costs. Marketing, advertising and public relations expense includes media, print and other advertising costs, as well as costs associated with our product promotion. Other expenses also include litigation and customer settlements as well as impairment of operational assets.

Non-Operating Income and Expenses

Income and expenses incurred through activities outside of our core operations are considered non-operating. These activities include investments in debt and equity securities for operational and strategic purposes, financing activities and our securities lending program.

•

Investment income represents income generated by short-term investment of excess cash, clearing firms’ cash performance bonds and guaranty fund contributions; income and net realized gains and losses from our marketable securities; gains and losses on trading securities in our non-qualified deferred compensation plans and dividend income from our strategic investments. Investment income is influenced by the availability of funds generated by operations, market interest rates and changes in the levels of cash performance bonds deposited by clearing firms.

•

We use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. Any ineffective or excluded portion of our hedges is recognized in earnings immediately.

•

CME’s securities lending program has been suspended since November 2008. NYMEX’s securities lending program was terminated in June 2009. Under the securities lending program, we lend a portion of the securities that clearing firms deposit with us and we receive collateral in the form of cash in return. The cash is invested in bank money market mutual funds, overnight repurchase agreements, corporate debt securities or other asset-back securities to generate interest income. The balance of securities on deposit fluctuates as a result of changes in the clearing firms’ open positions and how clearing firms elect to satisfy their performance bond requirements. Securities lending interest expense represents the payment to the borrower of the security for the cash retained during the duration of the lending transaction. Net interest income from securities lending is impacted by changes in short-term interest rates and the level of demand for the securities on deposit.

•

Interest and other borrowing costs are associated with various short-term and long-term funding facilities. We maintain a commercial paper program with various financial institutions. In 2008, we issued short-term and long-term debt in conjunction with our merger with NYMEX Holdings. In early 2009, we refinanced part of the debt that was previously issued for the NYMEX Holdings merger. In conjunction with its formation, Index Services issued long-term debt in March 2010. Our debt is effectively fixed rate debt, but some debt-related costs fluctuate with the funding needs of our business.

•

Income related to our guarantee of exercise right privileges (ERPs) was a result of our merger with CBOT Holdings. Under the terms of the merger agreement, eligible holders of Chicago Board Options Exchange (CBOE) ERPs could elect to sell us their ERP for $250,000 per privilege. Eligible holders that did not elect to sell their ERPs were entitled to a maximum guaranteed payment of $250,000 from us upon resolution of the lawsuit between CBOT and CBOE. This income represented the change in estimated fair value of our guarantee during the period, which was based in part on the expected outcome of the litigation. This litigation was resolved in December 2009.

•

Equity in net losses of unconsolidated subsidiaries includes income and losses from our investments in Dubai Mercantile Exchange (DME), Green Exchange Holdings, LLC, Bursa Malaysia Derivatives Berhad (Bursa Derivatives), OneChicago LLC (OneChicago) and FXMarketSpace Limited (FXMS).

CRITICAL ACCOUNTING POLICIES

The notes to our consolidated financial statements include disclosure of our significant accounting policies. In establishing these policies within the framework of accounting principles generally accepted in the United States, management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to valuation of financial instruments, goodwill and intangible assets, derivative instruments, revenue recognition, income taxes, and internal use software costs.

Valuation of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. A hierarchy exists for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

We have categorized financial instruments measured at fair value into a three-level classification hierarchy. Classification is based on the reliability of inputs as follows:

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

•

Level 3—Inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability. Generally assets and liabilities at fair value utilizing level 3 inputs include certain other assets and liabilities with inputs that require management’s judgment.

For further discussion regarding the fair value of financial assets and liabilities, see note 24 in the notes to the consolidated financial statements.

Goodwill and intangible assets. We review goodwill and intangible assets with indefinite lives for impairment on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill is assessed for impairment using a two-step test. In the first step, the fair value of each reporting unit is compared to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount, no impairment exists and we are not required to perform further testing. If the carrying amount exceeds its fair value, the second step must be performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded in an amount equal to that excess. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Valuation techniques we use to measure fair value include the market approach and the income approach. The market approach encompasses comparable data sets within our peer group, and the income approach includes discounted cash flow measurements using a market discount rate. Our valuation techniques could yield variable results based on changes in assumptions such as the discount rate and long-term growth rate and forecasted revenue and expense. Our annual impairment analysis indicated a fair value for CMA that was below its book value as a result of adverse economic conditions. Accordingly, in June 2010, a $19.8 million impairment loss was charged against earnings.

Indefinite-lived intangible assets are assessed for impairment by comparing their fair values to their carrying values. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the difference. The estimate of the fair value of all intangible assets is generally determined on the basis of discounted future cash flows. In estimating the fair value, management must make assumptions and projections regarding such items as the discount rate, long-term growth rate, forecasted revenue and expenses, and other factors. Such assumptions are subject to change as a result of changing economic and competitive conditions.

Intangible assets subject to amortization are also evaluated for impairment when indicated by a change in economic or operational circumstances. The impairment testing requires management to first compare the book value of the amortizing asset to undiscounted cash flows. If the book value exceeds the undiscounted cash flows, management is then required to estimate the fair value of the assets and record an impairment loss for the excess of the carrying value over the fair value.

Derivative investments. We use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value in the consolidated balance sheets. Changes in our derivatives’ fair values are recognized in earnings unless the instruments are accounted for as hedges. For a derivative designated as a fair value hedge, any gain or loss on the derivative is recognized in earnings in the period of change, to the extent the hedge is effective, together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. We record the effective portions of our derivative financial instruments that are designated as cash flow hedges in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. When the hedged item affects earnings, the gain or loss included in accumulated other comprehensive income (loss) is transferred to the same line in the consolidated statements of income as the hedged item. Any ineffective or excluded portion of a hedge is recognized in earnings immediately. Any realized gains and losses from effective hedges are classified in the consolidated statements of income consistent with the accounting treatment of the items being hedged.

Revenue recognition. Over 75% of our revenue is derived from the clearing and transaction fees we assess on each contract executed through our trading venues and cleared through our clearing house. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched and when the trade is cleared. On occasion, the customer’s exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions in the affected accounts. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. An accrual is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The accrual is based on the historical pattern of adjustments processed as well as specific adjustment requests. Occasionally market data customers will pay for services in a lump sum payment. When these circumstances occur, revenue is recognized as services are provided.

Income taxes. Calculation of the income tax provision includes an estimate of the income taxes that will be paid for the current year as well as an estimate of income tax liabilities or benefits deferred into future years. Deferred tax assets are reviewed to determine if they will be realized in future periods. To the extent it is determined that some deferred tax assets may not be fully realized, the assets are reduced to their realizable value by a valuation allowance. The calculation of our tax provision involves uncertainty in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other applicable tax jurisdictions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. If payment of these amounts varies from our estimate, our income tax provision would be reduced or increased at the time that determination is made. This determination may not be known for several years. Past tax audits have not resulted in tax adjustments that would result in a material change to the income tax provision in the year the audit was completed. The effective tax rate, defined as the income tax provision as a percentage of income before income taxes, will vary from year to year based on changes in tax jurisdictions, tax rates and regulations. In addition, the effective tax rate will vary with changes to income that are not subject to income tax, such as municipal interest income, and changes in expenses or losses that are not deductible, such as the utilization of foreign net operating losses.

Internal use software costs. Certain costs for employees and consultants that are incurred in connection with work on development or implementation of software for our internal use are capitalized. Costs capitalized are for application development or implementation for software projects that will result in significant new functionality and that are generally expected to cost in excess of $0.5 million. The amount capitalized is determined based on the time spent by the individuals completing the eligible software-related activity and the compensation and benefits or consulting fees incurred for these activities. Projects are monitored during the development cycle to assure that they continue to meet the capitalization criteria and that the project will be completed and placed in service as intended. Any previously capitalized costs are expensed at the time a decision is made to abandon a software project. Completed internal use software projects, as well as work-in-progress projects, are included as part of property in the consolidated balance sheets. Once complete, the accumulated costs for a particular software project are amortized over the anticipated life of the software, generally three years. Costs capitalized for internal use software will vary from year to year based on our technology-related business requirements.

RESULTS OF OPERATIONS

2010 Financial Highlights

The comparability of our operating results for the periods presented is significantly impacted by our merger with NYMEX Holdings in August 2008 as well as the creation of Index Services in March 2010. In the discussion and analysis that follows, we have quantified the incremental revenue or expense resulting from the NYMEX transaction wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

The following summarizes significant changes in our financial performance for the years presented.

				Year-over-Year Change
(dollars in millions, except per share data)	2010	2009	2008	2010-2009	2009-2008

Total revenues	$3,003.7	$2,612.8	$2,561.0	15%	2%
Total expenses	1,172.6	1,023.7	978.8	15	5
Operating margin	61%	61%	62%
Non-operating income (expense)	$(109.2)	$(151.6)	$(334.2)	(28)	(55)
Effective tax rate	45%	43%	43%
Net income attributable to CME Group	$951.4	$825.8	$715.5	15	15
Diluted earnings per common share attributable to CME Group	14.31	12.41	12.13	15	2
Cash flows from operating activities	1,356.4	1,083.1	1,197.2	25	(10)

•

The increase in revenues from 2008 to 2010 was attributable to an increase in contract volume as well as an increase in market data and information services revenue, due in part to our merger with NYMEX Holdings in August 2008.

•

From 2008 to 2010, higher compensation and benefits, amortization of purchased intangibles as well as professional fees and outside services contributed to an increase in expenses, due in part to our merger with NYMEX Holdings in August 2008.

•

We experienced a decrease in non-operating income (expense) from 2008 to 2010 due to an impairment charge on our investment in BM&FBOVESPA of $274.5 million in 2008 as well as aggregate impairment charges of $46.0 million related to IMAREX ASA (IMAREX) and DME in 2009. This decrease in expense was partially offset by an increase in interest expense and other borrowing costs from 2008 to 2010 due to an increase in average debt outstanding resulting from our merger with NYMEX Holdings in August 2008.

•

The effective tax rate increased in 2010 compared with 2009 due to a $51.2 million charge to record the impact of our new combined state and local tax rate on our existing deferred tax liabilities. Our state and local tax rate increased due to revised state apportionment estimates resulting from annual state tax filings. The 2009 effective tax rate remained consistent with 2008. An additional valuation allowance related to unrealized capital losses increased the effective tax rate in 2009. However, this increase was offset by the favorable impact of a New York City tax law change in 2009.

•	Cash flows from operations are strongly correlated with trading volume.

Revenues

				Year-over-Year Change
(dollars in millions)	2010	2009	2008	2010-2009	2009-2008

Clearing and transaction fees	$2,486.3	$2,161.9	$2,115.4	15%	2%
Market data and information services	395.1	331.1	279.5	19	18
Access and communication fees	45.4	45.6	43.6	—	4
Other	76.9	74.2	122.5	4	(39)

Total Revenues	$3,003.7	$2,612.8	$2,561.0	15	2

Clearing and Transaction Fees

The following table summarizes our total contract volume, revenue and average rate per contract. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing house. Contract volume also includes cleared-only CME ClearPort contracts. Volume is measured in round turns, which is considered a completed transaction which involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fee revenue by total contract volume. All amounts exclude our TRAKRS, HuRLO, Swapstream, credit default swaps and interest rate swaps.

				Year-over-Year Change
	2010	2009	2008	2010-2009	2009-2008

Total volume (in millions)	3,078.1	2,584.9	2,978.5	19%	(13)%
Clearing and transaction fees (in millions)	$2,486.3	$2,161.7	$2,114.7	15	2
Average rate per contract	0.808	0.836	0.710	(3)	18

We estimate the following increases (decreases) in clearing and transaction fees based on change in total volume and change in average rate per contract.

	Year-over-Year Change
(in millions)	2010-2009	2009-2008
Increase (decrease) due to change in total volume	$398.5	$(329.1)
Increase (decrease) due to change in average rate per contract	(73.9)	376.1

Net increase in clearing and transaction fees	$324.6	$47.0

Average rate per contract is impacted by our rate structure, which includes volume-based incentives; product mix; trading venue; and the percentage of volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the change in revenues attributable to changes in each is only an approximation.

Contract Volume

The following table summarizes average daily contract volume. NYMEX product and CME ClearPort services volume in 2008 have been calculated for the period from August 23 through December 31, 2008.

				Year-over-Year Change
(amounts in thousands)	2010	2009	2008	2010-2009	2009-2008

Average Daily Volume by Product Line:
Interest rate	5,449	4,260	6,085	28%	(30)%
Equity	2,907	2,916	3,663	—	(20)
Foreign exchange	919	624	623	47	—
Agricultural commodity	914	741	848	23	(13)
Energy	1,662	1,492	1,348	11	11
Metal	316	225	208	40	8

Aggregate average daily volume	12,167	10,258	12,775	19	(20)

Average Daily Volume by Venue:
Electronic	10,120	8,290	10,180	22	(19)
Open outcry	1,402	1,310	1,943	7	(33)
Privately negotiated	198	164	208	21	(21)

Total exchange-traded volume	11,720	9,764	12,331	20	(21)
Total CME ClearPort	447	494	444	(10)	11

Aggregate average daily volume	12,167	10,258	12,775	19	(20)
Electronic Volume as a Percentage of Average Daily Volume	83%	81%	80%

Interest Rate Products

The following table summarizes average daily volume for our key interest rate products.

				Year-over-Year Change
(amounts in thousands)	2010	2009	2008	2010-2009	2009-2008

Eurodollar futures	2,020	1,736	2,360	16%	(26)%
Eurodollar options	726	639	903	14	(29)
U.S. Treasury futures and options:
10-Year	1,380	913	1,239	51	(26)
5-Year	546	410	715	33	(43)
30-Year	388	292	427	33	(32)
2-Year	274	201	323	37	(38)

The increase in overall interest rate product volume in 2010 when compared with 2009 was attributable to the overall improvement in the economic environment in 2010 following the credit crisis. Specifically, in the second half of 2010, a continuing zero interest rate policy in the United States and the Federal Reserve’s announcement that it will buy additional U.S. Treasury securities to stimulate the economy led to changing expectations about interest rates as well as increased market participants’ use of these products. The change in expectations contributed to an increase in volume for longer-term U.S. Treasury products which was only partially offset by slower growth in volume for short-term Eurodollar products.

We believe that the increase in overall Eurodollar products volume in 2010, when compared with 2009, resulted from uncertainty surrounding the London Interbank Offered Rate (LIBOR) due to the European credit crisis throughout early 2010. In addition, changing expectations about the Federal Reserve’s monetary policy led to increased volume for longer-dated Eurodollar products.

In 2010, when compared with 2009, we believe that the increase in U.S. Treasury note futures and options volume was attributable to the additional U.S. Treasury note issuance by the U.S. government as well as rising intermediate and long-term interest rates. In early 2010, we introduced the Ultra U.S. Treasury bond contract, which generated an average of 31,000 contracts per day since launch.

We believe that the decrease in Eurodollar products volume in 2009 when compared with 2008 was attributable to the zero interest rate policy and increased risk aversion by market participants following the credit crisis within the United States. We believe this reduced certain customers’ ability or need to assume and maintain positions during 2009.

We believe that the overall decline in U.S. Treasury note futures and options volume in 2009 when compared with 2008 was attributable to the credit crisis within the United States, which resulted in reduced corporate debt issuances, reduced mortgage issuances and refinancing activity, a slowdown in the U.S. Treasury cash market trading as well as the Federal Reserve Bank’s purchase of U.S. Treasury securities. The decline in 2009 when compared with 2008 was also attributable to the zero interest rate policy, which we believe reduced market participants’ need to hedge interest rate risk.

Equity Products

The following table summarizes average daily volume for our key equity futures and options products.

				Year-over-Year Change
(amounts in thousands)	2010	2009	2008	2010-2009	2009-2008

E-mini S&P 500	2,300	2,284	2,597	1%	(12)%
E-mini NASDAQ 100	317	311	432	2	(28)
Russell (volume through September 19, 2008)	—	—	261	—	(100)

In 2010 when compared with 2009, growth in equity products volume was relatively flat. We believe an improved economic outlook leading to increased investment in the equities market contributed to an increase in volume in 2010. This increase was offset by a decrease in volume attributable to a decline in average volatility for equity products, as measured by the CBOE Volatility Index, in 2010 when compared with 2009.

We believe that equity product volume decreased in 2009 when compared with 2008 due to the decline in volatility, as measured by the CBOE Volatility Index. Average volatility decreased starting in the beginning of 2009 through the end of 2009. In addition, the decline in volume was attributable to the termination of our license to list Russell-based contracts.

Foreign Exchange Products

The following table summarizes average daily volume for our key foreign exchange futures and options products.

				Year-over-Year Change
(amounts in thousands)	2010	2009	2008	2010-2009	2009-2008

Euro	367	225	223	63%	1%
Japanese yen	131	93	133	41	(30)
British pound	124	100	83	24	21
Australian dollar	105	68	45	55	50
Canadian dollar	91	63	46	43	36

We believe that the increase in volume in 2010, when compared with 2009, was attributable to the weakening of the Euro and British pound compared with the U.S. dollar. Uncertainty surrounding the Euro following the European credit crisis contributed to increased volatility, which led to increased trading volume for the Euro products in 2010 when compared with 2009. We also believe that the strengthening of the Yen compared with the U.S. dollar contributed to an increase in volume. In addition, our cross-selling efforts to market participants in other asset classes as well as increased global sales presence contributed to growth in volume.

In 2009 when compared with 2008, we believe that the convergence of interest rates towards zero between the European, United States and Japanese markets led to flat volume for our Euro products and a decline in volume for our Japanese yen products. The increase in volume for the British pound, Australian dollar and Canadian dollar products was attributable to a divergence between interest rates in the United States and interest rates in the British, Australian and Canadian markets.

Agricultural Commodity Products

The following table summarizes average daily volume for our key agricultural commodity futures and options products.

				Year-over-Year Change
(amounts in thousands)	2010	2009	2008	2010-2009	2009-2008
Basic corn	358	259	320	38%	(19)%
Basic soybean	186	180	183	3	(1)
Basic wheat	109	85	91	29	(7)

We believe that the increase in average daily volume for our commodity products in 2010 when compared with 2009 was attributable to increased volatility associated with changes in global supply attributable to global weather events. In addition, increased demand for protein in emerging markets has increased demand for feedgrains.

In 2009 when compared with 2008, we believe a decrease in commodity price volatility and decreased demand for commodities products as a result of the credit crisis within the United States caused the overall decline in volume for commodities products. We believe the credit crisis reduced certain customers’ ability or need to assume and maintain positions.

Energy Products

The following table summarizes average daily volume for our key energy futures and options products.

				Year-over-Year Change
(amounts in thousands)	2010	2009	2008	2010-2009	2009-2008
Crude oil	853	712	738	20%	(4)%
Natural gas	489	478	519	2	(8)
Refined products	244	194	175	26	11
Power	73	105	7	(31)	n.m.

n.m. not meaningful

In 2010 when compared with 2009, we believe that the growth in volume was attributable to an improved economic outlook as well as increased liquidity within the energy futures market. We believe crude oil contract volume increased at a higher rate than natural gas contract volume due to an increase in volume generated from customers outside the United States as well as increased volatility in the crude oil market.

We believe the increase in average daily volume in 2009 when compared with 2008 was due to market participants seeking to mitigate counterparty risk on their over-the-counter exposures through central counter party clearing. The table above includes volume for the period prior to our merger with NYMEX in 2008.

Metal Products

We believe that the increase in metal product volume in 2010 was attributable to increased investment in precious metals as an asset class during periods of uncertainty in interest rates and foreign exchange. In 2010 when compared with 2009, gold contract volume increased by 31% to an average of 0.2 million contracts per day.

In 2009 when compared with 2008, we believe metal products volume decreased, including the period prior to our merger, due to lower price volatility and decreased demand for metal products as a result of the credit crisis within the United States. In 2009 when compared with 2008, average daily volume for gold contract volume decreased by 6% to 0.2 million contracts per day.

Average Rate per Contract

The average rate per contract decreased in 2010 when compared with the same period in 2009 due to an increase in member trading volume, which increased faster than non-member trading in 2010. In general, members receive lower rates compared with non-members. In addition, the average rate per contract decreased due to a lower portion of equity and energy products as a percentage of total volume compared with interest rate products. As a percentage of volume, equity products volume decreased by 4% and energy product volume decreased by 1% while interest rate product volume increased by 3%. Equity and energy products have higher fees compared with interest rate products.

In 2009 when compared with 2008, the average rate per contract increased due to the inclusion of a full year of volume from NYMEX products and CME ClearPort services, which had an average rate per contract of $1.512 and $2.051, respectively, in 2009. Additionally, the average rate per contract increased due to a lower portion of interest rate products as a percentage of total volume compared with equity products, which have a higher rate per contract. As a percentage of CME and CBOT volume, equity products volume increased by 2% in 2009, while interest rate products volume decreased by 4% when compared with 2008.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% and one firm represented 12% of our clearing and transaction fees revenue in 2010. One firm represented 13% and one firm represented 11% of our clearing and transaction fees revenue in 2009. One firm represented 12% and one firm represented 10% of our clearing and transaction fees revenue in 2008. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from a particular clearing firm.

Other Sources of Revenue

The increase in market data and information services revenue was principally due to market data and licensing revenue from Index Services, which began March 19, 2010. An increase in the basic device monthly fee in 2010 also contributed to an increase in revenues in 2010.

Revenue generated from NYMEX increased by $59.2 million in 2009 when compared with 2008. In addition, revenues increased in 2009 when compared with 2008 due to additional revenue generated from CMA as well as an increase in data feed surcharges and vendor licensing fees.

Year-over-year increases in screen counts generated by business combinations were partially offset by an overall decrease in screen counts for existing customers. Decreases in screen counts were due to cost-cutting initiatives at customer firms. The table below includes screen counts for CME, CBOT and NYMEX.

				Year-over-Year Change
(dollars in millions, except monthly fee per device)	2010	2009	2008	2010-2009	2009-2008
Average estimated monthly basic device screen count	384,000	411,000	343,000	(27,000)	68,000
Basic device monthly fee per device	$61	$55	$55	$6	$—
Estimated increase in revenues
Due to an increase in monthly fee per device				27.7	—
Due to an increase (decrease) in screen counts				$(17.5)	$45.0

The two largest resellers of our market data represented approximately 45%, 55% and 56% of our market data and information services revenue in 2010, 2009 and 2008, respectively. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.

Other revenues increased in 2010 when compared with 2009 due to $10.7 million of revenue generated from our agreement with BM&FBOVESPA to develop a new multi-asset class electronic trading platform and incremental processing services revenue generated from various strategic relationships. This was partially offset by a $6.3 million decline in trading revenues generated by GFX Corporation (GFX) resulting from lower trading activity and narrower trading margins.

Other revenues decreased in 2009 compared with 2008 due to a decline in processing services revenue of $53.6 million. In 2008, we recognized processing services revenues from our trade matching agreement with NYMEX, which was terminated in August 2008 upon our merger with NYMEX. The decrease in revenues was partially offset by rental income and other building-related revenue generated from our building in New York City, which was acquired as part of our merger with NYMEX Holdings in August 2008.

Expenses

				Year-over-Year Change
(dollars in millions)	2010	2009	2008	2010-2009	2009-2008
Compensation and benefits	$432.1	$351.0	$317.6	23%	11%
Communications	40.6	47.0	52.3	(14)	(10)
Technology support services	50.5	46.2	59.6	9	(23)
Professional fees and outside services	117.5	85.1	71.9	38	18
Amortization of purchased intangibles	128.1	125.1	98.7	2	27
Depreciation and amortization	129.9	126.3	137.3	3	(8)
Occupancy and building operations	74.9	76.3	71.4	(2)	7
Licensing and other fee agreements	82.6	89.2	70.3	(7)	27
Restructuring	(0.6)	5.3	4.8	(111)	11
Other	117.0	72.2	94.9	62	(24)

Total Expenses	$1,172.6	$1,023.7	$978.8	15	5

2010 Compared With 2009

Operating expenses increased by $148.9 million in 2010 when compared with 2009. The following table shows the estimated impact of key factors resulting in the increase in operating expenses.

(dollars in millions)	Year- Over-Year Change	Change as a Percentage of 2009 Expenses
Salaries, benefits and employer taxes	$42.7	4%
Bonus expense	32.7	3
CMA goodwill and trade name impairment	20.5	2
Marketing and travel expense	15.9	2
Professional fees related to Index Services	14.7	2
Other expenses, net	22.4	2

Total	$148.9	15%

The rise in salaries, benefits and employer taxes was attributable to an increase in average headcount due to Index Services as well as salary increases and rising healthcare costs.

Our improved performance relative to our 2010 cash earnings target compared with 2009 relative to our 2009 cash earnings target led to the increase in our bonus expense.

Impairment charges on goodwill and trade name related to our CMA operations in the second quarter of 2010 led to an increase in expenses in 2010.

Global expansion and establishment of strategic partnerships contributed to an increase in marketing and travel expenses in 2010.

The increase in expenses in 2010 was also due to professional fee expenses incurred for Index Services. This increase included $10.3 million of professional and legal fees incurred for the formation of Index Services.

2009 Compared With 2008

In 2009, operating expenses increased by $44.9 million when compared with 2008. The following table shows the estimated impact of key factors resulting in the increase (decrease) in operating expenses.

(dollars in millions)	Year- Over-Year Change	Change as a Percentage of 2008 Expenses
Amortization of NYMEX purchased intangibles	$30.1	3%
Salaries, benefits and employer taxes	28.1	3
Broker rebates	25.7	3
Legal fees associated with strategic initiatives	6.7	1
Marketing and travel expense	(9.0)	(1)
Swapstream goodwill impairment	(11.9)	(1)
Maintenance and support costs for e-CBOT	(28.2)	(3)
Other expenses, net	3.4	—

Total	$44.9	5%

Amortization of purchased intangibles increased in 2009 due to our merger with NYMEX Holdings, which was completed in August 2008.

An increase in average headcount as a result of our merger with NYMEX Holdings in 2008 contributed to the rise in salaries, benefits and employer taxes subsequent to our merger with NYMEX Holdings in August 2008.

Licensing and other fee agreements increased in 2009 due to an increase in broker rebates on NYMEX products.

Legal fees incurred to support various strategic initiatives, including our efforts to provide clearing services for credit default swaps and other over-the-counter products, led to growth in expenses in 2009 when compared with 2008.

Marketing and travel expenses decreased in 2009 due to the company’s expense reduction efforts in 2009.

Impairment charges recognized in 2008 on goodwill related to our Swapstream operations led to a decrease in this expense in 2009.

A decrease in depreciation, maintenance and support for our CBOT metal products on e-CBOT, CBOT’s legacy electronic trading platform, led to a decrease in expenses in 2009.

Non-Operating Income (Expense)

				Year-over-Year Change
(dollars in millions)	2010	2009	2008	2010-2009	2009-2008
Investment income	$42.3	$28.5	$45.5	48%	(37)%
Impairment of long-term investments	(2.2)	(46.0)	(274.5)	(95)	(83)
Gains (losses) on derivative investments	(2.6)	—	(8.1)	n.m	(100)
Securities lending interest income	—	2.8	38.3	(100)	(93)
Securities lending interest and other costs	—	(0.1)	(51.7)	(100)	(100)
Interest and other borrowing costs	(140.3)	(133.9)	(56.5)	5	137
Guarantee of exercise rights privileges	—	4.3	12.8	(100)	(66)
Equity in net losses of unconsolidated subsidiaries	(6.4)	(6.8)	(31.5)	(6)	(79)
Other income (expense)	—	(0.4)	(8.5)	(100)	(95)

Total Non-Operating	$(109.2)	$(151.6)	$(334.2)	(28)	(55)

n.m not meaningful

Investment Income. The increase in investment income in 2010 when compared with 2009 was attributable to a $16.0 million increase in dividend income from our investments in BM&FBOVESPA, TMX Group Inc. and Bolsa Mexicana de Valores, S.A.B. de C.V., and a $3.7 million gain resulting from the sale of various equity and debt securities. The increase was partially offset by a $4.8 million decrease in interest income as a result of lower average investment balances and lower average interest rates.

In 2009, investment income declined when compared with 2008 due to decreases in market interest rates resulting from rate reductions by the Federal Open Market Committee throughout 2008. The decline due to interest rates was partially offset by an increase in the invested portion of clearing firms’ cash from performance bonds and guaranty fund contributions. In addition, we recognized $4.5 million in gains on our marketable securities related to our non-qualified deferred compensation plan in 2009 compared with losses of $8.2 million in 2008. Gains and losses from these securities are offset by an equal amount of compensation and benefits expense.

Impairment of Long-Term Investments. In 2010, we determined that our investment in OneChicago was impaired based on its historical financial performance and other factors. As a result, we recognized an impairment charge of $2.2 million. At December 31, 2009 we determined our investment in DME was impaired due to the excess of our carrying value over our investment’s estimated fair value. As a result, we recognized an impairment charge of $23.6 million. In 2009, we also determined that our investment in IMAREX ASA (IMAREX) was impaired due to an extended and significant decline in the market price of its stock. As a result, we recognized an impairment charge of $22.4 million in 2009. In 2008, we determined that our investment in BM&FBOVESPA S.A. (BM&FBOVESPA) was impaired due to an extended and significant decline in the market price of its stock. As a result, we recognized an impairment loss of $274.5 million.

Gains (Losses) on Derivative Investments. In the fourth quarter of 2010, we recognized an $8.6 million loss due to ineffectiveness on the interest rate swap contract used to hedge interest rate risk on our term loan. Both the swap contract and the term loan were originally scheduled to expire in August 2011. In December 2010, we approved a plan to refinance the term loan in January 2011 resulting in ineffectiveness of the hedge.

In March 2010, we recognized a $6.0 million gain on derivative investments as a result of a settlement from the Lehman Brothers Holdings Inc. (Lehman) bankruptcy proceedings. The settlement related to an unsecured claim against Lehman as counterparty to an over-the-counter put option contract we purchased to hedge our risk of changes in the fair value of BM&FBOVESPA stock resulting from foreign currency exchange rate fluctuations between the U.S. dollar and the Brazilian real. The net gain (loss) on derivative investments recognized in 2008 was due to the loss on the put option contract resulting from weakening of the U.S. dollar compared with the Brazilian real until its termination in 2008.

Securities Lending Income (Expense). During 2009 and 2010, CME’s securities lending program remained suspended as high volatility in the credit markets and extreme demand for U.S. Treasury securities continued. Suspension of the program resulted in a decrease in net securities lending interest from 2008 to 2010. We expect the securities lending program to remain suspended throughout 2011.

Interest and Other Borrowing Costs. In 2010 when compared with 2009, interest expense increased due to the issuance of $612.5 million of 4.40% fixed rate notes due 2018. This resulted in an increase in average effective yield and total cost of borrowing. However, average debt balances have decreased in 2010 due to the reduction in overall debt levels throughout the year. The increase in expense was also attributable to a full year of interest expense recognized on the 5.75% fixed rate notes issued in February 2009.

The increases in interest and other borrowing costs in 2009 when compared with 2008 were due to higher average debt levels outstanding, which were the result of debt issued in August 2008 in conjunction with the NYMEX Holdings merger. These borrowings consisted of commercial paper and short- and long-term notes. In February 2009, we terminated our revolving bridge facility. The increase in interest and other borrowing costs in 2009 was also attributable to the $7.6 million of debt issuance costs recognized for the bridge facility during 2009, including $4.6 million of accelerated costs resulting from the facility’s termination.

Effective January 11, 2011, we terminated our $1.4 billion senior credit facility, including the $420.5 million term loan and entered into a new $1.0 billion multi-currency revolving senior credit facility, which matures in January 2014. We expect interest expense to decrease by $2.6 million in 2011 due to the refinancing of the senior credit facility.

				Year-over-Year Change
(dollars in millions)	2010	2009	2008	2010-2009	2009-2008
Weighted average borrowings outstanding	$2,668.1	$2,841.8	$1,296.1	$(173.7)	$1,545.7
Weighted average effective yield	4.96%	4.23%	3.58%	0.73%	0.65%
Total cost of borrowing	5.24	4.76	4.30	0.48	0.46

Total cost of borrowing includes interest, commitment fees, discount accretion and debt issuance costs.

Guarantee of Exercise Rights Privileges. In December 2009, final approval of the settlement of the ERPs associated with our CBOT Holdings merger occurred and we reduced our liability associated with our guarantee of the ERPs to zero, which resulted in a gain in 2009. Following the resolution of the lawsuit, we also adjusted the value of the 159 ERPs that we held to the expected settlement value, which also contributed to the gain in 2009. We recognized a gain in 2008 due to a reassessment of possible outcomes of the litigation.

Equity in Net Losses of Unconsolidated Subsidiaries. The termination of our investment in FXMS, our joint venture with Thomas Reuters Group PLC (Reuters), in the fourth quarter of 2008 contributed to the decrease in losses in 2009 when compared with 2008. In 2008, we recognized losses from our investment in FXMS of $26.5 million including a $15.9 million write off of our recorded investment in FXMS and our portion of the remaining capital needed to wind down operations.

Income Tax Provision

The following table summarizes the effective tax rate for the periods presented:

	2010	2009	2008	Year-over-Year Change
				2010-2009	2009-2008
Year ended December 31	44.7%	42.6%	42.7%	2.1%	(0.1)%

The increase in the effective tax rate in 2010 when compared with 2009 was attributable to a $51.2 million charge to record the impact of our new combined state and local tax rate on our existing deferred tax liabilities. The state and local tax rate increased due to revised state apportionment estimates resulting from annual state tax filings. The increase in the effective tax rate was also due to the impairment of CMA’s goodwill and trade name in the second quarter of 2010 which was not deductible.

In 2009, the rate increased as a result of an additional valuation allowance of $64.4 million related to unrealized capital losses. The increase was offset by a decrease resulting from a $38.9 million reduction in net deferred tax liabilities related to a New York City tax law change enacted in 2009. In 2008, the rate reflected a $48.3 million charge to record the impact of our new combined state and local tax rate on our existing net deferred tax liabilities, partially offset by a first quarter 2008 Illinois tax law change that resulted in a $38.6 million reduction in net deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements. Until we began our commercial paper program in mid-2007, we historically met our funding requirements with cash generated by our ongoing operations. While our cost structure is fixed in the short term, our sources of operating cash are dependent on trading volume levels. We believe that our existing cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to cover our working capital needs, capital expenditures, and other commitments. However, it is possible that we may need to raise additional funds to finance our activities through issuances of commercial paper, future public debt offerings or by borrowing money from financial institutions.

Cash will also be required for operating leases and non-cancelable purchase obligations as well as other obligations reflected as long-term liabilities in our consolidated balance sheet at December 31, 2010. These were as follows:

(in millions)	Operating Leases	Purchase Obligations	Other Long-Term Liabilities	Total(1)
Year
2011	$22.5	$10.4	$36.8	$69.7
2012-2013	43.7	6.5	—	50.2
2014-2015	41.1	0.4	—	41.5
Thereafter	142.5	—	—	142.5

Total	$249.8	$17.3	$36.8	$303.9

(1)	Gross unrecognized income tax liabilities, including interest and penalties, of $71.9 million for uncertain tax positions are not included in the table due to uncertainty about the date of their settlement.

Operating leases include rent payments for office space in Chicago and other smaller offices in the United States and in various foreign countries. The operating lease for our headquarters in Chicago expires in November 2022. Annual minimum rental payments under this lease range from $8.5 million to $13.6 million. We also maintain an operating lease for additional office space in Chicago, which expires in November 2023. Annual minimum rental payments under this lease range from $3.9 million to $6.2 million.

Purchase obligations include minimum payments due under agreements to purchase software licenses, hardware and maintenance as well as telecommunication services. Other long-term liabilities include primarily funding obligations for pension and other post-retirement benefit plans.

Future capital expenditures for technology are anticipated as we continue to support our growth through investment in increased system capacity and performance and through technological initiatives on our electronic trading platform. Each year capital expenditures are incurred for improvements to and expansion of our offices, remote data centers, telecommunications capabilities and other operating equipment. In 2011, we expect capital expenditures to total approximately $180 million. We continue to monitor our capital needs and may revise our forecasted expenditures as necessary in the future.

We intend to continue to pay a regular quarterly dividend to our shareholders. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant as well as our debt instruments as discussed below. CME Group and its subsidiaries are also required to comply with restrictions contained in the general corporation laws of its state of incorporation which could also limit its (or their) ability to declare and pay dividends. In 2010, our quarterly dividend remained at $1.15 per share. On January 5, 2011, our board approved a change in our annual dividend policy to increase the target from approximately 30% of the prior year’s cash earnings to approximately 35% of the prior year’s cash earnings. On February 23, 2011, the board of directors declared a regular quarterly dividend of $1.40 per share payable on March 25, to shareholders of record on March 10. Assuming no changes in the number of shares outstanding, the first quarter dividend payment will total approximately $93.6 million.

Sources and Uses of Cash. The following is a summary of cash provided by (used by) operating, investing and financing activities.

				Year-over-Year Change
(dollars in millions)	2010	2009	2008	2010-2009	2009-2008
Net cash provided by operating activities	$1,356.4	$1,083.1	$1,197.2	25%	(10)%
Net cash provided by (used in) investing activities	(108.4)	544.8	(3,749.1)	(120)	115
Net cash provided by (used in) financing activities	(653.4)	(1,665.2)	2,004.5	61	(183)

Operating activities

The increase in net cash provided by operating activities in 2010 when compared with 2009 was due to higher trading volumes and increased profitability. In 2010, net cash provided by operating activities was $404.3 million higher than net income. This increase was primarily the result of depreciation and amortization expense of $129.9 million and amortization of purchased intangibles of $128.1 million. An increase in accrued expenses also contributed to the overall increase.

Net cash provided by operating activities decreased in 2009 when compared with 2008 due to decreased profitability excluding impairment charges. In 2009, net cash provided by operating activities was $257.3 million higher than net income. This increase was due primarily to $126.3 million of depreciation and amortization and $125.1 million of amortization of purchased intangibles.

Investing activities

The termination of the NYMEX securities lending program in 2009 as well as the decrease in proceeds from marketable securities, net of purchases, of $278.2 million, contributed to the increase in cash used for investing in 2010 when compared with 2009.

The increase in cash in 2009 when compared with 2008 was due primarily to cash paid to shareholders in our merger with NYMEX Holdings in 2008 of $2.8 billion, net of cash received, and a payment of $612.0 million for the termination of certain NYMEX membership rights in conjunction with the merger. The increase in cash was also due to a $315.8 million net decrease in NYMEX securities lending program investments and a $382.4 million increase in proceeds from maturities of marketable securities, net of purchases in 2009.

Financing activities

The decrease in cash used in 2010 relative to 2009 was attributable to a decrease in commercial paper repayments, net of proceeds, proceeds from our share issuance to BM&FBOVESPA as well as the termination of the NYMEX securities lending program in 2009. The decrease was partially offset by the distribution to Dow Jones of $607.5 million related to Index Services as well as an increase in share repurchases of $548.3 million. Share repurchases increased in an effort to offset most of the dilution associated with the issuance of shares to BM&FBOVESPA.

The increase in cash used in 2009 relative to 2008 was due to new issuances of debt of $2.9 billion in 2008 in conjunction with our merger with NYMEX Holdings compared with net debt reductions of $900.1 million in 2009.

Debt Instruments. The following table summarizes our debt outstanding as of December 31, 2010:

(in millions)	Par Value
Term loan due 2011, interest equal to 3-month LIBOR plus 1.00%(1)	$420.5
Fixed rate notes due August 2013, interest equal to 5.40%	750.0
Fixed rate notes due February 2014, interest equal to 5.75%	750.0
Fixed rate notes due March 2018, interest equal to 4.40%(2)	612.5

(1)	In September 2008, the company entered into an interest rate swap agreement that modified the variable interest obligation associated with this loan so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008. The interest rate swap agreement was terminated on January 11, 2011 when the loan was repaid.
(2)	In March 2010, we completed an unregistered offering of fixed rate notes due 2018. Net proceeds from the offering were used to fund a distribution to Dow Jones in conjunction with our investment in Index Services. In February 2010, we entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46% beginning with the interest accrued after March 18, 2010.

We maintained a $1.4 billion senior credit facility with various financial institutions, including the $420.5 million term loan and a $945.5 million revolving credit facility. The senior credit facility was terminated on January 11, 2011. Any commercial paper outstanding was backed by the revolving credit facility. Under our senior credit facility, we were required to maintain a consolidated net worth of at least $12.1 billion.

Effective January 11, 2011, we entered into a new $1.0 billion multi-currency revolving senior credit facility with various financial institutions. The proceeds from the revolving senior credit facility can be used for general corporate purposes, which includes providing liquidity for our clearing house. As long as we are not in default under the new senior credit facility, we have the option to increase the facility from time to time by an aggregate amount of up to $1.8 billion with the consent of the agent and lenders providing the additional funds. The new senior credit facility matures in January 2014 and is voluntarily prepayable from time to time without premium or penalty. Under our new credit facility, we are required to remain in compliance with a consolidated net worth test, as defined as our consolidated shareholders’ equity as of September 30, 2010, giving effect to share repurchases made and special dividends paid during the term of the agreement (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65.

We maintain a 364-day fully secured, committed line of credit with a consortium of domestic and international banks to be used in certain situations by our clearing house. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. Clearing firm guaranty fund contributions received in the form of U.S. Treasury securities, Government agency securities or money market mutual fund as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $1.0 billion. At December 31, 2010, guaranty fund collateral available was $2.2 billion. We have the option to request an increase in the line from $1.0 billion to $2.0 billion. In addition to the 364-day fully secured, committed line of credit, we also have the option to use the new $1.0 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default.

In addition, our 364-day fully secured, committed revolving line of credit contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder’s equity less intangible assets (as defined in the agreement), of not less than $125.0 million. In the event that CME elects to increase the facility, the minimum consolidated tangible net worth test would increase ratably up to $187.5 million.

The indentures governing our floating and fixed rate notes, our 364-day fully secured, committed revolving line of credit for $1.0 billion and our $1.0 billion multi-currency revolving senior credit facility do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company, which could indirectly affect the ability to pay dividends.

At December 31, 2010, we have excess borrowing capacity for general corporate purposes of approximately $945.5 million.

As of December 31, 2010, we were in compliance with the various covenant requirements of all our debt facilities.

CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At December 31, 2010, the letters of credit totaled $83.0 million. CME also guarantees a $5.0 million standby letter of credit for GFX. The beneficiary of this letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit would be utilized in the event that GFX defaults in meeting performance bond requirements to its clearing firm.

The following table summarizes our credit ratings as of December 31, 2010:

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

Off-Balance Sheet Arrangements. As of December 31, 2010, we did not have any significant off-balance sheet arrangements as defined by the regulations of the Securities and Exchange Commission.

Liquidity and Cash Management. Cash and cash equivalents totaled $855.2 million at December 31, 2010 and $260.6 million at December 31, 2009. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to risk is minimal given the nature of the investments.

Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that a $14.1 million contribution in 2011 will allow us to meet our funding goal. However, the amount of the actual contribution is contingent on the actual rate of return on our plan assets during 2011 and the December 31, 2011 discount rate.

Net current deferred tax assets of $18.3 million and $23.8 million are included in other current assets at December 31, 2010 and 2009, respectively. Total net current deferred tax assets include unrealized losses, stock-based compensation and accrued expenses.

Net long-term deferred tax liabilities were $7.8 billion and $7.6 billion at December 31, 2010 and 2009, respectively. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers including CBOT Holdings and NYMEX Holdings.

We have a long-term deferred tax asset of $145.7 million included within our domestic long-term deferred tax liability. This deferred tax asset is for an unrealized capital loss incurred in Brazil related to our investment in BM&FBOVESPA. As of December 31, 2010, we do not believe that we currently meet the more-likely-than-not threshold that would allow us to fully realize the value of the unrealized capital loss. As a result, a partial valuation allowance of $64.4 million has been provided for the amount of the unrealized capital loss that exceeds potential capital gains that could be used to offset the capital loss in future periods. We also have a long-term deferred tax asset related to Brazilian taxes of $125.3 million for an unrealized capital loss incurred in Brazil related to our investment in BM&FBOVESPA. A full valuation allowance of $125.3 million has been provided because we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of the unrealized capital loss in Brazil in the future. Valuation allowances of $49.4 million have also been provided for additional unrealized capital losses on various other investments.

Net long-term deferred tax assets also include a $19.3 million deferred tax asset for foreign net operating losses related to Swapstream. Our assessment at December 31, 2010 was that we did not currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the $19.3 million deferred tax assets arising from these net operating losses have been fully reserved.

Each clearing firm is required to deposit and maintain specified performance bond collateral. Performance bond requirements are determined by parameters established by the risk management department of the clearing house and may fluctuate over time. We accept a variety of collateral to satisfy performance bond requirements. Cash performance bonds and guaranty fund contributions are included in our consolidated balance sheets. Clearing firm deposits, other than those retained in the form of cash, are not included in our consolidated balance sheets. The balances in cash performance bonds and guaranty fund contributions may fluctuate significantly over time.

Cash performance bonds and guaranty fund contributions consisted of the following at December 31:

(in millions)	2010	2009
Cash performance bonds	$3,717.0	$5,834.6
Cash guaranty fund contributions	231.8	102.6
Cross-margin arrangements	79.7	10.6
Performance collateral for delivery	10.0	34.1

Total	$4,038.5	$5,981.9

We are required under the Commodity Exchange Act to segregate cash and securities deposited by clearing firms on behalf of their customers. In addition, we are required to segregate all funds and securities deposited by clearing firms from exchange operating funds and marketable securities. As with cash performance bonds and guaranty fund contributions, these balances may fluctuate over time due to investment choices available to clearing firms and any change in total deposits required. The fair value of securities and IEF funds on deposit consisted of the following at December 31:

(in millions)	2010	2009
Performance bonds	$82,867.7	$70,511.5
Guaranty fund contributions	2,828.3	2,652.2
Cross-margin arrangements	196.8	220.5
Performance collateral for delivery	2.1	2.6

Total	$85,894.9	$73,386.8

The performance bond collateral and the guaranty fund contributions include collateral for clearing firms for the futures, options and cleared over-the-counter credit default swaps as well as cleared over-the-counter interest rate swaps.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates, and equity prices.

Interest Rate Risk

Debt outstanding at December 31, 2010 consisted of fixed rate borrowings of $2.1 billion and variable rate borrowings of $420.5 million. Borrowings subject to interest rate fluctuations as of December 31, 2010 included the $420.5 million term loan due August 2011. The term loan bears interest at a floating rate equal to three-month LIBOR plus 1.00% per year. In September 2008, we entered into an interest rate swap agreement that modifies the variable interest obligation associated with this facility so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008. On January 11, 2011, we terminated our senior credit facility, which included repayment of the $420.5 million term loan. In conjunction with the termination of our senior credit facility, we also terminated the interest rate swap agreement.

Credit Risk

Our clearing house acts as the counterparty to all trades consummated on our exchange as well as through third-party exchanges and over-the-counter markets for which we provide clearing services. As a result, we are exposed to significant credit risk of third parties, including our clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.

In order to ensure performance, we establish and monitor financial requirements for our clearing firms. We set minimum performance bond requirements for our exchange-traded and over-the-counter products, including credit default swaps and interest rate swaps. For futures and options on futures, we typically establish performance bond levels to cover at least 95% of expected price changes for a given product within a given historical period providing further quantitative and qualitative considerations based on market risk. For cleared over-the-counter credit default and interest rate swaps, we typically establish performance bond levels to cover at least 99% of expected price changes for a given product within a given historical period providing further quantitative and qualitative considerations based on market risk. We mark-to-market all open positions at least twice a day and require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. For product offerings within newer markets, positions are marked-to-market daily with the capability to mark-to-market more frequently as market conditions warrant. This allows our clearing house to identify quickly any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing house to ensure performance of their open positions. This transparency makes it difficult for traders to hide losses or disguise unusual profits.

Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cover any default and maintain liquidity. We maintain a financial safeguard package for our clearing firms for futures, options and cleared over-the-counter credit default swap contracts. In the unlikely event of a payment default by a clearing firm for futures, options and cleared over-the-counter credit default swap contracts, we would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm’s guaranty fund contributions, performance bonds and any other available assets, such as assets required for membership and any associated trading rights. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the exchange by the parent company of the clearing firm. Thereafter, if the payment default remains unsatisfied, we would use our surplus funds, guaranty fund contributions of other clearing firms and funds collected through an assessment against solvent clearing firms to satisfy the deficit. Surplus funds represent the amount of CME working capital reduced by an amount necessary to support normal operations and further reduced by $100.0 million that is designated by CME for our interest rate swap financial safeguard package.

We also maintain an independent interest rate swaps financial safeguard package. In the unlikely event of a payment default by a clearing firm for cleared over-the-counter interest rate swap contracts, we would first apply the defaulting firm’s guaranty fund contributions and performance bonds to satisfy its payment obligation. Thereafter, if the payment default remains unsatisfied, we would use the $100.0 million of CME working capital that would be required to be contributed by CME in the event of a default in interest rate swaps, then the interest rate swap guaranty fund contributions of other interest rate swap clearing firms to satisfy the deficit. In addition, funds can be collected through an assessment against solvent clearing firms clearing interest rate swap contracts.

We maintain a $1.0 billion 364-day fully secured, committed line of credit with a consortium of domestic and international banks to be used in certain situations by our clearing house. We have the option to request an increase in the line from $1.0 billion to $2.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. The credit agreement requires us to pledge clearing firm security deposits held by us in the form of U.S. Treasury or agency securities, as well as guaranty fund contributions in our IEF program to the line of credit custodian prior to drawing on the line. Performance bond collateral of a defaulting clearing firm may also be used to secure a draw on the line. In addition to the 364-day fully secured, committed line of credit, we also have the option to use the new $1.0 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default.

Aggregate performance bond deposits for clearing firms for futures, options and cleared over-the-counter credit default swap contracts as well as cleared over-the-counter interest rate swap contracts was $86,584.7 million, including $3,717.0 million of cash performance bond deposits. A defaulting firm’s performance bond collateral can be used in the event of default of that clearing firm.

The following shows the available assets of our clearing house at December 31, 2010 in the event of a payment default by a clearing firm for futures, options and cleared over-the-counter credit default swap contract after first utilizing the defaulting firm’s available assets:

(in millions)	CME Clearing House Available Assets
CME Surplus Funds(1)	$221.7
Guaranty Fund Contributions(2)	2,208.1
Assessment Powers(3)	6,072.2

Minimum Total Assets Available for Default(4)	$8,502.0

(1)	CME surplus funds represent the amount of working capital reduced by an amount necessary to support normal operations and amounts designated by CME for our interest rate swap financial safeguards package. Our target for the CME surplus funds is $100.0 million with amounts in excess of this target generally paid as a dividend from CME to CME Group on a quarterly basis based on prior quarter-end balances.
(2)	Guaranty fund contributions of clearing firms include guaranty fund contributions required of clearing firms, but do not include any excess deposits held by our exchange at the direction of clearing firms.
(3)	In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, CME surplus funds and the non-defaulting clearing firms’ guaranty fund contributions, we have the right to assess all non-defaulting clearing members as defined in the rules governing the guaranty fund, up to 2.75 times their existing guaranty fund requirements.
(4)	Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm subsequent to the liquidation of the defaulting firm’s performance bond collateral.

The following shows the available assets of our clearing house for the interest rate swap financial safeguard package at December 31, 2010 in the event of a payment default by a clearing firm that clears interest rate swap contracts, after first utilizing the defaulting firm’s available assets:

(in millions)	CME Clearing House Available Assets
CME Designated Working Capital for Interest Rate Swap Contracts(1)	$100.0
Guaranty Fund Contributions(2)	550.0

Minimum Total Assets Available for Default(3)	$650.0

(1)	CME designates $100.0 million of working capital to satisfy a clearing firm default in the event that the defaulting clearing firm’s guaranty contributions and performance bonds do not satisfy the deficit.
(2)	Guaranty fund contributions of clearing firms for interest rate swap contracts include guaranty fund contributions required of those clearing firms.
(3)	Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm subsequent to the liquidation of the defaulting firm’s performance bond collateral. In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, CME designated working capital and the non-defaulting firms’ guaranty fund contributions, we may have the right to assess all non-defaulting clearing members as defined in the rules governing the interest rate swap guaranty fund.

Despite these safeguards, we cannot assure you that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default.

Foreign Currency Exchange Rate Risk

Foreign Currency Transaction Risk

Our exposure to foreign currency transaction risk resulting from our operations is considered minimal and is not expected to be material to our financial condition or operating results.

Foreign Currency Translation Risk

We have foreign currency translation risk related to the translation of our foreign subsidiaries’ assets and liabilities from their respective functional currencies to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of total assets and liabilities we report in our consolidated balance sheets. The financial statements of certain of our foreign subsidiaries are denominated in the British pound and the Brazilian real and are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of shareholders’ equity. The translation adjustment, net of tax, for 2010, 2009 and 2008 was $(0.5) million, $2.6 million and $(95.7) million, respectively.

At December 31, 2010 and 2009, 10% and 13% of our consolidated cash and cash equivalents balances were held by foreign subsidiaries whose balance sheets were translated from a foreign functional currency to U.S. dollars at each reporting date.

Other Foreign Currency Risk

We are also exposed to foreign exchange rate risk related to the equity investments noted under Equity Price Risk. Any foreign exchange rate risk related to these investments is reflected in the Equity Price Risk section below.

Equity Price Risk

We hold certain investments in equity securities for strategic purposes. Investments subject to equity price risks are generally recorded at their fair value. Equity securities whose sale is restricted for greater than 12 months are carried at original cost, net of impairment charges, until the restriction is within 12 months of expiration at which time they are recorded at fair value.

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

The table below summarizes our equity investments subject to equity price fluctuation at December 31, 2010. Equity investments are included in other assets in our consolidated balance sheets.

(dollars in millions)	Cost Basis	Fair Value	Carrying Value	Unrealized Gain, Net of Tax
BM&FBOVESPA S.A.	$262.9	$798.8	$262.9	$323.9	(1)
Bolsa Mexicana de Valores, S.A.B. de C.V.	17.3	24.5	24.5	4.4
IMAREX ASA	19.0	21.5	21.5	1.5

(1)	In February 2008, we exchanged 1.2 million shares of CME Group Class A common stock for 101.1 million shares in BM&FBOVESPA. The company may not sell its shares in BM&FBOVESPA for four years after the purchase date. As a result, BM&FBOVESPA stock is reported in other assets at original cost less impairment loss until within 12 months of the restriction lapsing.

Beginning in February 2011, the stock will be accounted for as an available-for-sale security and any unrealized gain will be recognized in accumulated other comprehensive income. Prior to February 2011, an unrealized loss of $81.7 million, net of tax, resulting from changes in foreign currency exchange rates, was recorded in accumulated other comprehensive income (loss) upon recognizing impairment on the investment in December 2008. The $81.7 million unrealized loss is not reflected in the table above.

We do not currently hedge against equity price risk. Equity investments are assessed for other-than-temporary impairment on a quarterly basis. An assessment of whether an equity investment is other-than-temporarily impaired takes into consideration the magnitude and duration of the unrealized loss. At December 31, 2010, we determined that none of the equity investments listed above were other-than-temporarily impaired.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share data; shares in thousands)

	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$855.2	$260.6
Marketable securities	50.2	42.6
Accounts receivable, net of allowance of $1.6 and $1.9	297.5	248.3
Other current assets	146.1	165.6
Cash performance bonds and guaranty fund contributions	4,038.5	5,981.9

Total current assets	5,387.5	6,699.0
Property, net of accumulated depreciation and amortization	786.8	738.5
Intangible assets—trading products	17,040.5	16,982.0
Intangible assets—other, net	3,453.3	3,246.5
Goodwill	7,983.6	7,549.2
Other assets	394.4	435.8

Total Assets	$35,046.1	$35,651.0

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$51.8	$46.7
Short-term debt	420.5	299.8
Other current liabilities	270.4	195.2
Cash performance bonds and guaranty fund contributions	4,038.5	5,981.9

Total current liabilities	4,781.2	6,523.6
Long-term debt	2,104.8	2,014.7
Deferred tax liabilities, net	7,840.4	7,645.9
Other liabilities	191.5	165.8

Total Liabilities	14,917.9	16,350.0

Redeemable non-controlling interest	68.1	—

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 66,847 and 66,511 shares issued and outstanding as of December 31, 2010 and 2009, respectively	0.7	0.7
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,277.7	17,186.6
Retained earnings	2,885.8	2,239.9
Accumulated other comprehensive income (loss)	(104.1)	(126.2)

Total Shareholders’ Equity	20,060.1	19,301.0

Total Liabilities and Shareholders’ Equity	$35,046.1	$35,651.0

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data; shares in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues
Clearing and transaction fees	$2,486.3	$2,161.9	$2,115.4
Market data and information services	395.1	331.1	279.5
Access and communication fees	45.4	45.6	43.6
Other	76.9	74.2	122.5

Total Revenues	3,003.7	2,612.8	2,561.0

Expenses
Compensation and benefits	432.1	351.0	317.6
Communications	40.6	47.0	52.3
Technology support services	50.5	46.2	59.6
Professional fees and outside services	117.5	85.1	71.9
Amortization of purchased intangibles	128.1	125.1	98.7
Depreciation and amortization	129.9	126.3	137.3
Occupancy and building operations	74.9	76.3	71.4
Licensing and other fee agreements	82.6	89.2	70.3
Restructuring	(0.6)	5.3	4.8
Other	117.0	72.2	94.9

Total Expenses	1,172.6	1,023.7	978.8

Operating Income	1,831.1	1,589.1	1,582.2
Non-Operating Income (Expense)
Investment income	42.3	28.5	45.5
Impairment of long-term investments	(2.2)	(46.0)	(274.5)
Gains (losses) on derivative investments	(2.6)	—	(8.1)
Securities lending interest income	—	2.8	38.3
Securities lending interest and other costs	—	(0.1)	(51.7)
Interest and other borrowing costs	(140.3)	(133.9)	(56.5)
Guarantee of exercise right privileges	—	4.3	12.8
Equity in net losses of unconsolidated subsidiaries	(6.4)	(6.8)	(31.5)
Other income (expense)	—	(0.4)	(8.5)

Total Non-Operating	(109.2)	(151.6)	(334.2)

Income before Income Taxes	1,721.9	1,437.5	1,248.0
Income tax provision	769.8	611.7	532.5

Net Income	952.1	825.8	715.5
Less: net income attributable to redeemable non-controlling interest	0.7	—	—

Net Income Attributable to CME Group	$951.4	$825.8	$715.5

Earnings per Common Share Attributable to CME Group:
Basic	$14.35	$12.44	$12.18
Diluted	14.31	12.41	12.13
Weighted Average Number of Common Shares:
Basic	66,299	66,366	58,738
Diluted	66,495	66,548	58,967

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2007	53,278	3	$10,689.3	$1,619.4	$(3.1)	$12,305.6
Comprehensive income attributable to CME Group:
Net income attributable to CME Group				715.5		715.5
Change in net unrealized gain on securities, net of tax $16.4					(25.3)	(25.3)
Change in net actuarial loss on defined benefit plans, net of tax of $10.4					(15.4)	(15.4)
Net change in derivative instruments, net of tax of $13.5					(20.8)	(20.8)
Change in foreign currency translation adjustment, net of tax of $21.3					(95.7)	(95.7)

Total comprehensive income attributable to CME Group						558.3
Cash dividends on common stock of $9.60 per share				(615.2)		(615.2)
Common stock and stock options issued to complete NYMEX Holdings merger, including stock issuance costs	12,566		5,955.1			5,955.1
Class A common stock issued to BM&FBOVESPA SA	1,189		631.4			631.4
Tax benefit of stock issuance costs related to CBOT Holdings merger			6.4			6.4
Repurchase of Class A common stock	(783)		(224.0)			(224.0)
Exercise of stock options	149		20.6			20.6
Excess tax benefits from option exercises and restricted stock vesting			9.0			9.0
Vesting of issued restricted Class A common stock	6		(0.1)			(0.1)
Shares issued to Board of Directors	6		2.5			2.5
Shares issued under Employee Stock Purchase Plan	6		1.4			1.4
Stock-based compensation			37.6			37.6

Balance at December 31, 2008	66,417	3	$17,129.2	$1,719.7	$(160.3)	$18,688.6

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2008	66,417	3	$17,129.2	$1,719.7	$(160.3)	$18,688.6
Comprehensive income attributable to CME Group:
Net income attributable to CME Group				825.8		825.8
Change in net unrealized loss on securities, net of tax $16.5					25.4	25.4
Change in net actuarial loss on defined benefit plans, net of tax of $0.9					(1.4)	(1.4)
Net change in derivative instruments, net of tax of $4.7					7.5	7.5
Change in foreign currency translation adjustment, net of tax of $1.7					2.6	2.6

Total comprehensive income attributable to CME Group						859.9
Cash dividends on common stock of $4.60 per share				(305.6)		(305.6)
Class A common stock issued in exchange for investment in Bursa Malaysia Derivatives Berhad	76		25.1			25.1
Repurchase of Class A common stock	(139)		(27.0)			(27.0)
Exercise of stock options	125		22.0			22.0
Excess tax benefits from option exercises and restricted stock vesting			2.3			2.3
Vesting of issued restricted Class A common stock	16		(1.6)			(1.6)
Shares issued to Board of Directors	12		2.4			2.4
Shares issued under Employee Stock Purchase Plan	4		1.5			1.5
Stock-based compensation			33.4			33.4

Balance at December 31, 2009	66,511	3	$17,187.3	$2,239.9	$(126.2)	$19,301.0

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2009	66,511	3	$17,187.3	$2,239.9	$(126.2)	$19,301.0
Comprehensive income attributable to CME Group:
Net income attributable to CME Group				951.4		951.4
Change in net unrealized gain on securities, net of tax $3.6					5.3	5.3
Change in net actuarial loss on defined benefit plans, net of tax of $3.8					5.8	5.8
Net change in derivative instruments, net of tax of $7.4					11.5	11.5
Change in foreign currency translation adjustment, net of tax of $0.4					(0.5)	(0.5)

Total comprehensive income attributable to CME Group						973.5
Cash dividends on common stock of $4.60 per share				(305.5)		(305.5)
Class A common stock issued to BM&FBOVESPA SA	2,206		607.1			607.1
Repurchase of Class A common stock	(2,007)		(575.3)			(575.3)
Exercise of stock options	90		12.6			12.6
Excess tax benefits from option exercises and restricted stock vesting			5.8			5.8
Vesting of issued restricted Class A common stock	35		(3.8)			(3.8)
Shares issued to Board of Directors	8		2.4			2.4
Shares issued under Employee Stock Purchase Plan	4		1.4			1.4
Stock-based compensation			40.9			40.9

Balance at December 31, 2010	66,847	3	$17,278.4	$2,885.8	$(104.1)	$20,060.1

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net income	$952.1	$825.8	$715.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	40.9	33.4	37.6
Amortization of purchased intangibles	128.1	125.1	98.7
Depreciation and amortization	129.9	126.3	137.3
Recognition of in-process research and development acquired from Credit Market Analysis Limited	—	—	3.7
Net accretion of discounts and amortization of debt financing costs	4.9	12.7	9.7
Net loss on derivative investments	8.6	—	8.1
Impairment of securities lending assets	—	—	24.3
Impairment of goodwill and intangible assets	20.5	—	14.1
Impairment of long-term investments	2.2	46.0	274.5
Guarantee of exercise right privileges	—	(4.3)	(12.8)
Equity in net losses of unconsolidated subsidiaries	6.4	6.8	31.5
Deferred income taxes	22.3	(56.9)	(115.1)
Change in assets and liabilities:
Accounts receivable	(28.7)	(14.4)	81.3
Other current assets	(29.9)	(7.4)	6.4
Other assets	(6.1)	(6.9)	(48.6)
Accounts payable	6.1	(24.3)	24.0
Income tax payable	12.4	13.8	(22.8)
Other current liabilities	79.6	(23.3)	(96.3)
Other liabilities	5.3	30.7	25.9
Other	1.8	—	0.2

Net Cash Provided by Operating Activities	1,356.4	1,083.1	1,197.2

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	11.9	439.8	265.1
Purchases of available-for-sale marketable securities	(10.2)	(159.9)	(367.6)
Net change in NYMEX securities lending program investments	—	425.9	110.1
Purchases of property, net	(160.0)	(157.9)	(200.1)
Consideration paid in business combinations, net of cash acquired	(19.6)	—	(2,864.0)
NYMEX membership rights payment	—	—	(612.0)
Proceeds from sale of long-term investment	47.2	—	—
Merger-related transaction costs	—	—	(50.9)
Purchase of derivative related to BM&FBOVESPA SA investment	—	—	(45.2)
Proceeds from Chicago Board Options Exchange exercise right privileges	39.7	—	—
Proceeds from sale of metals trading products	—	—	25.7
Purchase of Bolsa Mexicana de Valores, S.A.B. de C.V. shares	(17.4)	—	—
Capital contributions to FXMarketSpace Limited	—	(3.1)	(10.2)

Net Cash Provided by (Used in) Investing Activities	(108.4)	544.8	(3,749.1)

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Financing Activities
Proceeds (repayments) of commercial paper, net	(99.9)	(1,393.6)	1,330.3
Proceeds from other borrowings, net of issuance costs	608.0	743.5	2,881.9
Repayment of other borrowings	(300.0)	(250.0)	(1,282.9)
Net change in NYMEX securities lending program liabilities	—	(456.8)	(110.1)
Cash dividends	(305.3)	(305.6)	(615.2)
Class A common stock issued to BM&FBOVESPA SA	607.1	—	—
Stock issuance costs in merger with NYMEX Holdings	—	—	(9.1)
Repurchase of Class A common stock, including costs	(575.3)	(27.0)	(224.0)
Proceeds from exercise of stock options	12.6	20.4	20.5
Distribution paid to non-controlling interest	(607.5)	—	—
Excess tax benefits related to employee option exercises and restricted stock vesting	5.8	2.5	11.6
Other	1.1	1.4	1.5

Net Cash Provided by (Used in) Financing Activities	(653.4)	(1,665.2)	2,004.5

Net change in cash and cash equivalents	594.6	(37.3)	(547.4)
Cash and cash equivalents, beginning of period	260.6	297.9	845.3

Cash and Cash Equivalents, End of Period	$855.2	$260.6	$297.9

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$765.9	$629.7	$665.4
Interest paid (excluding securities lending program)	104.9	90.8	21.1
Non-cash investing activities:
Change in net unrealized securities gains (losses)	8.9	41.9	(41.7)
Change in net unrealized derivatives gains (losses)	10.4	12.2	(34.3)
Non-cash financing activities:
Fair value of Class A common stock, stock options and restricted stock units issued in connection with NYMEX Holdings merger	—	—	5,963.3
Fair value of Class A common stock issued in exchange for BM&FBOVESPA SA stock	—	—	631.4

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), and New York Mercantile Exchange, Inc. (NYMEX), wholly-owned subsidiaries of CME Group Inc. (CME Group), are designated contract markets for the trading of futures and options on futures contracts. CME, CBOT, NYMEX and their subsidiaries are referred to collectively as “the exchange” in the notes to the consolidated financial statements. CME Group offers a wide range of products including those based on interest rates, equities, foreign exchange, commodities, energy and metals. CME Group also offers clearing services for cleared over-the-counter derivatives including credit default swaps and interest rate swaps. Trades are executed through CME Group’s electronic trading platform, open outcry and privately negotiated transactions. Through its clearing house, CME Group offers clearing, settlement and guarantees for all products cleared through the exchange. Index Services creates, maintains and licenses the globally-recognized Dow Jones indexes. The indexes are used as benchmarks and as the basis of investment products. CME Group and its subsidiaries are referred to collectively as “the company” in the notes to the consolidated financial statements.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The company has completed business combinations in 2008 through 2010 and has included the financial results of these transactions in its consolidated financial statements effective from the respective dates of the transactions.

Reclassifications. Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation in 2010.

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

Marketable Securities. Certain marketable securities have been classified as available-for-sale and are carried at fair value based on quoted market prices, with net unrealized gains and losses reported net of tax in accumulated other comprehensive income (loss). Interest on marketable securities is recognized as income when earned and includes accreted discount less amortized premium. Realized gains and losses are calculated using specific identification. Additional securities held in connection with non-qualified deferred compensation plans have been classified as trading securities. These securities are included in marketable securities in the accompanying consolidated balance sheets at fair value, and net realized and unrealized gains and losses as well as dividend income are reflected in investment income.

Fair Value of Financial Instruments. The carrying values of financial instruments included in assets and liabilities in the accompanying consolidated balance sheets are reasonable estimates of their fair values.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the company’s assessment about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The company has categorized its assets and liabilities measured at fair value into a three-level classification hierarchy. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

•

Level 3—Inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability. Generally, assets and liabilities at fair value utilizing level 3 inputs include certain other assets and liabilities with inputs that require management’s judgment. Assets and liabilities at fair value utilizing level 3 inputs can also include certain assets and liabilities that are tested for impairment and measured at fair value on a non-recurring basis.

For further discussion regarding the fair value of financial instruments, see notes 4 and 24.

Derivative Investments. The company may use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value in the consolidated balance sheets. Changes in derivatives’ fair values are recognized in earnings immediately unless the instruments are accounted for as hedges. For a derivative designated as a fair value hedge, any gain or loss on the derivative is recognized in earnings in the period of change, to the extent that the hedge is effective, together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. The company records the effective portions of its derivative financial instruments that are designated as cash flow hedges in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Any ineffective or excluded portion of a hedge is recognized in earnings immediately. Any realized gains and losses from effective hedges are classified in the consolidated statements of income consistent with the accounting treatment of the items being hedged.

Accounts Receivable. Accounts receivable are primarily composed of trade receivables and unbilled revenue consisting of clearing and transaction fees, market data and information services revenue. All accounts receivable are stated at cost. A significant portion of accounts receivable and revenues are from clearing firms that are also required to be shareholders of the company. Exposure to losses on receivables for clearing and transaction fees and other amounts owed by clearing firms is dependent on each clearing firm’s financial condition, the Class A shares as well as the memberships that collateralize fees owed to the exchange. The exchange retains the right to liquidate shares to satisfy a clearing firm’s receivable. The allowance for doubtful accounts is calculated based on historical losses and management’s assessment of probable future collections based on receivable balances in excess of 90 days.

Performance Bonds and Guaranty Fund Contributions. Performance bonds and guaranty fund contributions held by the exchange for clearing firms may be in the form of cash, securities, deposits in one of the Interest Earning Facilities (IEFs) or other non-cash deposits. Cash performance bonds and guaranty fund contributions are reflected in the consolidated balance sheets. Cash received may be invested by CME. These investments are typically overnight transactions in U.S. Government securities acquired through and held by a broker-dealer subsidiary of a bank or through CME’s IEF program. Any interest earned on these investments accrues to CME and is included in investment income in the consolidated statements of income.

Securities deposited by clearing firms include short-term U.S. Treasury and U.S. Government agency securities and are not reflected in the accompanying consolidated balance sheets. These securities are held in safekeeping. Interest and gain or loss on securities deposited to satisfy performance bond and guaranty fund requirements accrues to the clearing firm.

Property. Property and equipment, excluding land, are reported at historical cost, net of accumulated depreciation and amortization. Land is reported at cost. Building and improvements are recorded at cost less accumulated depreciation and amortization. Computer software and systems include purchased software and systems, external costs specifically identifiable to the implementation of new systems and certain payroll and payroll-related costs for employees who are directly associated with and devote time to developing computer software for internal use.

Depreciation and amortization expense results from the depreciation of property purchased, as well as the amortization of purchased and internally developed software. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, as follows:

Land improvements	10 to 20 years
Buildings	39 years
Building improvements and equipment	3 to 24 years
Furniture and fixtures	7 years
Computer hardware and software	2 to 4 years

All leases in which the company is the tenant are accounted for as operating leases. An operating lease is typically a lease that is not capitalized on the balance sheet; however, the company has leasehold improvements, which are amortized over the lesser of their estimated useful lives or the remaining term of the applicable lease. Leasehold improvements funded by landlord allowances are capitalized in the consolidated balance sheets. Maintenance and repair items as well as certain minor purchases are charged to expense as incurred. Landlord allowances are recorded as a reduction to rent expense on a straight-line basis over the term of the lease.

Software. The company capitalizes certain salary and third-party consulting costs of developing internal use software. Capitalized costs generally are amortized over three years, commencing when the software is placed in service. Purchased software is amortized over four years. Multi-year software licenses are amortized over the life of the contract, which is generally three to seven years.

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

Business Combinations. The company accounts for business combinations using the purchase method. Under the purchase method, the company identified as the acquirer for accounting purposes allocates the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of the transaction, including identifiable intangible assets. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. Among other sources, the company uses independent valuation services to assist in determining the estimated fair values of the assets acquired and liabilities assumed.

Employee Benefit Plans. The company recognizes the funded status of defined benefit postretirement plans in its consolidated balance sheets. Changes in that funded status are recognized in the year of change in other comprehensive income (loss). Plan assets and obligations are measured at year end. The company recognizes future changes in actuarial gains and losses and prior service costs in the year in which the changes occur through other comprehensive income (loss).

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

Clearing and Transaction Fees. Clearing and transaction fees include per contract charges for trade execution, clearing, trading on the company’s electronic trading platform and other fees. Fees are charged at various rates based on the product traded, the method of trade, the exchange trading privileges of the customer making the trade and the type of contract cleared. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched and the trade is cleared. Therefore, unfilled or cancelled buy and sell orders have no impact on revenue. On occasion, the customer’s exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The reserve is based on the historical pattern of adjustments processed as well as specific adjustment requests. The company believes the allowances are adequate to cover estimated adjustments.

Market Data and Information Services. Market data and information services represent revenue earned for the dissemination of market information. Revenues are accrued each month based on the number of devices reported by vendors. The exchange conducts periodic audits of the number of devices reported and assesses additional fees as necessary. In addition, revenue is accrued each month for revenue generated from Index Services. On occasion, customers will pay for services in a lump sum payment. When these circumstances occur, revenue is recognized as services are provided.

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

Other Revenue. Other revenues include building revenue from the rental of commercial space that are recognized over the lease term, using the straight-line method. Under this method, revenue is recorded evenly over the entire term of occupancy for leases with scheduled rent increases or rent abatements. Also included in revenue are ancillary charges for parking, utilities, and miscellaneous services provided to tenants. Allowances for construction and other tenant costs are considered lease incentives and are recorded as a reduction to rental income on a straight-line basis over the term of the lease. In addition, processing services revenue is included in other revenue. Processing services includes trade matching services provided to NYMEX Holdings prior to the closing of the merger on August 22, 2008 as well as revenue generated from various strategic relationships.

Concentration of Revenue. One firm represented 13% and one firm represented 12% of the company’s clearing and transaction fees revenue in 2010. In 2009, one firm represented 13% and one firm represented 11% of the company’s clearing and transaction fees revenue. One firm represented 12% and one firm represented 10% of the company’s clearing and transaction fees revenue in 2008. Should a clearing firm withdraw from the exchange, management believes that the customer portion of that firm’s trading activity would likely transfer to another clearing firm. Therefore, management does not believe that the company is exposed to significant risk from the loss of revenue received from a particular clearing firm.

The two largest resellers of market data represented approximately 45% of market data and information services revenue in 2010, 55% in 2009, and 56% in 2008. Should one of these vendors no longer subscribe to the company’s market data, management believes that the majority of that firm’s customers would likely subscribe to the market data through another reseller. Therefore, management does not believe that the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.

Share-Based Payments. The company accounts for share-based payments using a fair value method, which is based on the grant date price of the equity awards issued. The company recognizes expense relating to stock-based compensation on an accelerated basis. As a result, the expense associated with each vesting date within a stock grant is recognized over the period of time that each portion of that grant vests. The company estimates expected forfeitures of stock grants.

Marketing Costs. Marketing costs are incurred for the production and communication of advertising as well as other marketing activities. These costs are expensed when incurred, except for costs related to the production of broadcast advertising, which are expensed when the first broadcast occurs.

Income Taxes. Deferred income taxes arise from temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. The company accounts for uncertainty in income taxes recognized in its consolidated financial statements by using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The company classifies interest and penalties related to uncertain tax positions in income tax expense.

Segment Reporting. The company reports the results of its operations as one reporting segment primarily comprised of CME, CBOT, NYMEX and COMEX exchanges. The remaining operations do not meet the thresholds for reporting separate segment information.

2. BUSINESS COMBINATIONS

On March 18, 2010, CBOT and Dow Jones entered into an agreement to form Index Services. Index Services was formed through the contribution of CBOT’s market data business and Dow Jones’ index business. Based on the preliminary fair value of assets contributed, the company has allocated $435.6 million to goodwill and $376.4 million to identifiable intangible assets. Intangible assets include $232.8 million of customer relationships and $126.6 million of trade names.

In conjunction with its formation, Index Services issued $612.5 million of 4.40% fixed rate notes due 2018, which are guaranteed by CME Group, in an unregistered offering. Proceeds of $607.5 million were distributed to Dow Jones thereby reducing its interest in Index Services to 10%. Dow Jones retains the right to redeem its remaining interest at fair value on or after March 18, 2016. As a result, Dow Jones’ interest has been classified as a redeemable non-controlling interest in the company’s consolidated financial statements. In addition, CBOT retains a right to call Dow Jones’ remaining interest at fair value on or after March 18, 2017.

The following summarizes the changes in redeemable non-controlling interest during 2010:

(in millions)
Balance at January 1	$—
Contribution by Dow Jones	675.0
Distribution to Dow Jones	(607.5)
Total comprehensive income attributable to redeemable non-controlling interest	0.6

Balance at December 31	$68.1

The following summarizes total comprehensive income attributable to redeemable non-controlling interest:

(in millions)	Year Ended December 31, 2010
Net income	$0.7
Reclassification of realized loss on derivative related to 4.40% fixed rate notes	(0.1)

Total comprehensive income attributable to redeemable non-controlling interest	$0.6

3. SECURITIES LENDING

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

CME’s securities lending program has been suspended since November 2008 due to high volatility in the credit markets. During September 2008, the company recorded an impairment loss of $6.0 million on CME’s invested collateral due to the default of a corporate debt issuer on its obligation to one of the money market mutual funds. The impairment loss was recorded in securities lending interest and other costs in the consolidated statements of income. At December 31, 2010, 2009 and 2008, CME’s securities lending program liabilities were zero.

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

4. MARKETABLE SECURITIES

Available-for-Sale Securities. Certain marketable securities have been classified as available-for-sale. The amortized cost and fair value of these securities at December 31 were as follows:

	2010		2009
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agency	$9.7	$9.8	$6.0	$5.9
U.S. Treasury	5.1	5.1	5.1	5.1
Municipal bonds	4.3	4.3	4.6	4.7
Asset-back securities	2.2	2.1	3.8	3.4
Corporate bonds	0.1	0.1	0.1	0.1

Total	$21.4	$21.4	$19.6	$19.2

Net unrealized gains (losses) on marketable securities classified as available-for-sale are reported as a component of other comprehensive income (loss) and included in the accompanying consolidated statements of shareholders’ equity. The fair value and continuous duration of gross unrealized losses on marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, at December 31, 2010:

	Less than 12 Months		12 Months or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency	$5.4	$0.1	$—	$—	$5.4	$0.1
Asset-back securities	—	—	2.0	0.2	2.0	0.2

Total	$5.4	$0.1	$2.0	$0.2	$7.4	$0.3

The company has the ability and intent to hold these marketable securities until a recovery of fair value, which may be maturity and, therefore, does not consider these investments to be other-than-temporarily impaired at December 31, 2010. Unrealized gains on marketable securities totaled $0.3 million at December 31, 2010.

The amortized cost and fair value of marketable securities at December 31, 2010, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Maturity of one year or less	$5.6	$5.6
Maturity between one and five years	1.3	1.3
Maturity between five and ten years	10.3	10.4
Maturity greater than ten years	4.2	4.1

Total	$21.4	$21.4

Trading Securities. CME maintains additional investments in a diverse portfolio of mutual funds related to its non-qualified deferred compensation plan (note 15). The fair value of these securities was $28.8 million and $23.4 million at December 31, 2010 and 2009, respectively.

5. OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31:

(in millions)	2010	2009
Refundable income tax	$61.0	$24.1
Net deferred income taxes (note 14)	18.3	23.8
Prepaid technology license and maintenance contracts	18.0	17.0
Forward contract receivable (note 20)	11.8	27.3
Receivables from brokers	11.2	8.8
Other prepaid expenses	9.6	13.5
Prepaid insurance	6.3	7.0
CBOE exercise rights privilege	—	39.8
Other	9.9	4.3

Total	$146.1	$165.6

6. PERFORMANCE BONDS AND GUARANTY FUND CONTRIBUTIONS

CME clears and guarantees the settlement of CME, CBOT and NYMEX contracts traded in their respective markets. In its guarantor role, CME has precisely equal and offsetting claims to and from clearing firms on opposite sides of each contract, standing as an intermediary on every contract cleared. Clearing firm positions are combined to create a single portfolio for each clearing firm’s regulated and non-regulated accounts with CME for which performance bond and guaranty fund requirements are calculated. To the extent that funds are not otherwise available to satisfy an obligation under the applicable contract, CME bears counterparty credit risk in the event that future market movements create conditions that could lead to clearing firms failing to meet their obligations to CME. CME reduces its exposure through a risk management program that includes initial and ongoing financial standards for designation as a clearing firm, performance bond requirements and mandatory guaranty fund contributions. Each clearing firm is required to deposit and maintain balances in the form of cash, U.S. Government securities, bank letters of credit or other approved investments to satisfy performance bond and guaranty fund requirements. All obligations and non-cash deposits are marked to market on a daily basis.

In addition, the rules and regulations of CBOT require certain minimum financial requirements for delivery of physical commodities, maintenance of capital requirements and deposits on pending arbitration matters. To satisfy these requirements, CBOT clearing firms have deposited cash, U.S. Treasury securities and letters of credit.

CME marks-to-market open positions at least twice a day, and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. For select product offerings within newer markets, positions are marked-to-market once daily, with the capability to mark-to-market more frequently as market conditions warrant.

Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME’s guarantee would be one half day of changes in fair value of all open positions, before considering CME’s ability to access defaulting clearing firms’ performance bond and guaranty fund balances as well as other available resources. During 2010, CME transferred an average of approximately $2.4 billion a day through its clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2010.

Cash performance bonds and guaranty fund contributions are included in the consolidated balance sheets, and these balances may fluctuate significantly over time due to investment choices available to clearing firms and any change in the amount of contributions required. Securities are not reflected in the consolidated financial statements and CME does not earn any interest on these deposits.

Clearing firms, at their option, may instruct CME to deposit the cash held by CME into one of the IEF programs. The total principal in all IEF programs was $12.5 billion at December 31, 2010 and $20.6 billion at December 31, 2009. The guaranty fund contributions held in one of the IEF programs may be used as collateral for CME’s $1.0 billion secured, committed line of credit. The consolidated statements of income reflect management fees earned under the IEF programs of $10.0 million, $12.5 million and $11.8 million during 2010, 2009 and 2008, respectively. These fees are included in other revenues.

CME and The Options Clearing Corporation (OCC) have a cross-margin arrangement, whereby a common clearing firm may maintain a cross-margin account in which the clearing firm’s positions in certain equity index futures and options are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC (note 19). Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or CME’s proportionate share per that agreement. In addition, CME has cross-margin agreements with Fixed Income Clearing Corporation (FICC) whereby the clearing firms’ offsetting positions with CME and FICC are subject to reduced performance bond requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC, each clearing house may reduce that firm’s performance bond requirements.

Each clearing firm for futures, options and cleared over-the-counter credit default swap contracts is also required to deposit and maintain specified guaranty fund contributions in the form of cash or approved securities. In the event that performance bonds, guaranty fund contributions, and other assets required to support clearing membership of a defaulting clearing firm are inadequate to fulfill that clearing firm’s outstanding financial obligation, the entire guaranty fund for futures, contracts and cleared over-the-counter credit default swaps is available to cover potential losses after first utilizing CME surplus funds. CME surplus funds are operating funds of CME reduced by amounts needed for normal operations and $100.0 million of working capital designated by CME to be used in the event of default of a cleared over-the-counter interest rate swap clearing firm. Surplus funds totaled $221.7 million at December 31, 2010. The company’s target for surplus funds is $100.0 million with amounts in excess of this target generally paid as a dividend from CME to CME Group on a quarterly basis based on prior quarter-end balances.

In addition, CME maintains a separate guaranty fund to support the cleared over-the-counter interest rate swap products. This is independent of the guaranty fund for futures, options and cleared over-the-counter credit default swap contracts and is isolated to clearing firms for interest rate swap products. Each clearing firm for cleared over -the-counter interest rate swaps is required to deposit and maintain specified guaranty fund contributions in the form of cash or approved securities. In the event that performance bonds, guaranty fund contributions and other assets required to support clearing membership of a defaulting clearing firm for cleared over-the-counter interest rate swap contracts are inadequate to fulfill that clearing firm’s outstanding financial obligation, the guaranty fund for cleared over-the-counter interest rate swaps is available to cover potential losses after first utilizing $100.0 million of working capital designated by CME to be used in the event of default of a cleared over-the-counter interest rate swap clearing firm.

CME maintains a 364-day fully secured, committed line of credit with a consortium of domestic and international banks to be used in certain situations by the clearing house. CME may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between CME and its clearing firms. Clearing firm guaranty fund contributions received in the form of U.S. Treasury securities, Government agency securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $1.0 billion. At December 31, 2010, guaranty fund collateral available was $2.2 billion. CME has the option to request an increase in the line from $1.0 billion to $2.0 billion. In addition to the 364-day fully secured, committed line of credit, the company also has the option to use the new $1.0 billion multi-currency revolving senior credit facility to provide liquidity for the clearing house in the unlikely event of default.

CME is required under the Commodity Exchange Act to segregate cash and securities deposited by clearing firms on behalf of their customers. In addition, CME rules require a segregation of all funds deposited by clearing firms from its operating funds.

Cash and non-cash deposits held as performance bonds and guaranty fund contributions at fair value at December 31 were as follows:

	2010		2009
(in millions)	Cash	Non-Cash Deposits and IEF Funds	Cash	Non-Cash Deposits and IEF Funds
Performance bonds	$3,717.0	$82,867.7	$5,834.6	$70,511.5
Guaranty fund contributions	231.8	2,828.3	102.6	2,652.2
Cross-margin arrangements	79.7	196.8	10.6	220.5
Performance collateral for delivery	10.0	2.1	34.1	2.6

Total	$4,038.5	$85,894.9	$5,981.9	$73,386.8

The performance bond collateral and the guaranty fund contributions include collateral for clearing firms for the futures, options and cleared over-the-counter credit default swaps as well as cleared over-the-counter interest rate swaps.

Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $193.1 million at December 31, 2010 and $123.5 million at December 31, 2009. These amounts are invested on an overnight basis and are offset by an equal liability owed to clearing firms.

In addition to cash, securities and other non-cash deposits, irrevocable letters of credit may be used as performance bond deposits. At December 31, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in millions)	2010	2009
Performance bonds	$4,071.8	$4,000.9
Performance collateral for delivery	1,416.6	262.0

Total Letters of Credit	$5,488.4	$4,262.9

All cash, securities and letters of credit posted as performance bonds are only available to meet the financial obligations of that clearing firm to CME.

7. PROPERTY

A summary of the property accounts at December 31 is presented below:

(in millions)	2010	2009
Land and land improvements	$65.2	$59.1
Building and building improvements	454.9	438.8
Leasehold improvements	201.9	198.8
Furniture, fixtures and equipment	330.3	365.3
Software and software development costs	247.4	222.6

Total property	1,299.7	1,284.6
Less accumulated depreciation and amortization	(512.9)	(546.1)

Property, net	$786.8	$738.5

8. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following at December 31:

	2010			2009
(in millions)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$3,081.0	$(292.3)	$2,788.7	$2,842.5	$(186.8)	$2,655.7
Lease-related intangibles	83.2	(33.5)	49.7	83.2	(21.7)	61.5
Dow Jones trading products(1)	—	—	—	74.0	(16.6)	57.4
Technology-related intellectual property	51.3	(17.8)	33.5	28.4	(10.3)	18.1
Open interest	—	—	—	12.3	(12.3)	—
Other(2)	15.1	(11.8)	3.3	13.3	(8.5)	4.8

	3,230.6	(355.4)	2,875.2	3,053.7	(256.2)	2,797.5
Foreign currency translation adjustments	(8.7)	4.3	(4.4)	(7.8)	2.5	(5.3)

Total Amortizable Intangible Assets	$3,221.9	$(351.1)	2,870.8	$3,045.9	$(253.7)	2,792.2

Indefinite-Lived Intangible Assets:
Trade names(3)			582.9			452.1
Other(4)			—			2.6
Foreign currency translation adjustments			(0.4)			(0.4)

Total intangible assets—other, net			$3,453.3			$3,246.5

Indefinite-lived trading products(4)			$17,040.5			$16,982.0

(1)	In connection with CBOT’s acquisition of 90% ownership in Index Services, the company acquired a perpetual license to the Dow Jones indexes trade names. As a result, it now considers Dow Jones trading products to be indefinite-lived.
(2)	At December 31, 2010 and 2009, other amortizable intangible assets consisted of non-compete, service and market maker agreements as well as a definite-lived trade name.
(3)	In the second quarter of 2010, the company recorded a $0.7 million impairment charge to the CMA trade name as a result of its annual impairment testing.
(4)	At December 31, 2009, other indefinite-lived intangible assets consisted of products in development. As of December 31, 2010, the products in development have been reclassified to indefinite-lived trading products.

Total amortization expense for intangible assets was $128.1 million, $125.1 million and $98.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the future estimated amortization expense related to amortizable intangible assets is expected to be:

(in millions)
2011	$131.7
2012	126.1
2013	120.0
2014	118.3
2015	114.4
Thereafter	2,260.3

Goodwill activity consisted of the following for the years ended December 31, 2010 and 2009:

(in millions)	Balance at December 31, 2009	Business Combinations	Impairment Adjustment	Other Activity(5)	Balance at December 31, 2010
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,463.1	—	—	(0.8)	2,462.3
Index Services	—	435.6	—	—	435.6
Other	50.4	21.1	(19.8)	(1.7)	50.0

Total Goodwill	$7,549.2	$456.7	$(19.8)	$(2.5)	$7,983.6

(in millions)	Balance at December 31, 2008	Business Combinations	Impairment Adjustment	Other Activity(5)	Balance at December 31, 2009
CBOT Holdings	$5,036.1	$—	$—	$(0.4)	$5,035.7
NYMEX Holdings	2,436.7	—	—	26.4	2,463.1
Other	46.4	—	—	4.0	50.4

Total Goodwill	$7,519.2	$—	$—	$30.0	$7,549.2

(5)	Other activity includes adjustments to restructuring costs and tax contingencies for CBOT Holdings and NYMEX Holdings, the recognition of excess tax benefits upon exercise of stock options assumed for CBOT Holdings and NYMEX Holdings, and foreign currency translation adjustments.

The company conducts impairment testing of goodwill and indefinite-lived intangible assets at least annually. During the second quarter of 2010, the company recorded a $19.8 million impairment charge to reduce the carrying amount of CMA goodwill to its estimated fair value.

9. LONG-TERM INVESTMENTS

The company maintains various long-term investments as described below. The investments are recorded in other assets in the consolidated balance sheets.

BM&FBOVESPA SA. The company owns an approximate 5% interest in BM&FBOVESPA S.A (BM&FBOVESPA) and accounts for its investment using the cost method. BM&FBOVESPA is a stock and derivatives exchange in Brazil. CME Group and BM&FBOVESPA have entered into several agreements including order routing and technology development arrangements. In December 2008, the company reduced its investment in BM&FBOVESPA by $368.4 million consisting of $274.5 million of impairment expense due to a decline in BM&FBOVESPA’s market value and $93.9 million of unrealized losses in accumulated other comprehensive income (loss) due to unfavorable changes in foreign exchange rates between the U.S. dollar and

Brazilian real. The company may not sell its shares in BM&FBOVESPA until February 2012. As a result, BM&FBOVESPA stock will be carried at cost until within twelve months of the restriction lapsing, after which time the stock will be accounted for as an available-for-sale security.

Bolsa Mexicana de Valores, S.A.B de C.V. In March 2010, CME Group acquired approximately 2% of Bolsa Mexicana de Valores, S.A.B. de C.V. (Bolsa Mexicana), a financial exchange operator in Mexico. The company accounts for its investment in Bolsa Mexicana as available-for-sale. CME Group and Bolsa Mexicana maintain a strategic partnership that includes an order routing agreement for derivative products.

Bursa Malaysia Derivatives Berhad. CME Group owns a 25% interest in Bursa Malaysia Derivatives Berhad (Bursa Derivatives). CME Group and Bursa Derivatives entered into an agreement under which CME will provide order routing and trade matching services for derivatives and an agreement to license certain products from Bursa Derivatives. CME Group accounts for its investment in Bursa Derivatives using the equity method of accounting. The company may not sell its shares in Bursa Derivatives until November 2013.

DME Holdings Limited. The company owns an approximate 28% interest in DME Holdings Limited (DME Holdings). CME Group accounts for its investment in DME Holdings using the equity method of accounting. CME Group and DME Holdings maintain an agreement for Dubai Mercantile Exchange (DME) futures contracts to be exclusively traded on the CME Globex platform. At December 31, 2009, the company determined that its investment in DME Holdings was impaired due to the excess of its carrying value over the estimated fair value. As a result, the company recognized an impairment charge of $23.6 million in 2009.

Green Exchange Holdings LLC. The company owns approximately 35% of Green Exchange Holdings LLC (GX Holdings) and accounts for its investment under the equity method of accounting. GX Holdings owns The Green Exchange (GreenX), which provides environmental futures and options contracts. GX Holdings is considered a variable interest entity under accounting guidance for variable interest entities. However, CME Group is not the primary beneficiary and therefore the company does not consolidate GreenX within its consolidated financial statements.

IMAREX ASA. CME Group owns approximately 15% of IMAREX ASA (IMAREX). IMAREX is a derivatives exchange specializing in freight forward agreements. The investment in IMAREX is accounted for as available-for-sale. In September 2009, CME Group determined that its investment in IMAREX was impaired due to an extended and significant decline in the market price of its stock. As a result, CME Group recognized an impairment charge of $22.4 million in 2009.

TMX Group Inc. CME Group owned approximately 2% of TMX Group Inc. (TMX Group) until November 2010. TMX Group is an integrated, multi-asset class exchange group based in Canada. The investment in TMX Group was accounted for as available-for-sale. In November 2010, the investment in TMX Group was liquidated. As a result of the sale, CME Group recognized a $1.2 million gain.

10. BUILDING TENANT LEASES

The company maintains three buildings in Chicago and one in New York. A portion of the space in these buildings is utilized by the company as office space and for the trading floors. The remaining space is leased by third party tenants, including customers and shareholders, over terms ranging from one to eighteen years. The terms of the leases with customers and shareholders are consistent with terms for other third-party tenants.

Minimum future cash flows from rental revenue are as follows:

(in millions)	Minimum Rental Payments
2011	$31.8
2012	27.4
2013	20.5
2014	14.9
2015	12.0

11. OTHER ASSETS

Other assets consisted of the following at December 31:

(in millions)	2010	2009
BM&FBOVESPA common stock	$262.9	$262.9
Bursa Derivatives common stock	26.5	25.7
Bolsa Mexicana common stock	24.5	—
IMAREX common stock	21.5	21.8
Deferred rental income	17.9	19.0
Other long-term investments	8.3	16.5
Other prepaid expenses	6.3	24.5
TMX Group common stock	—	44.4
Other	26.5	21.0

Total	$394.4	$435.8

12. DEBT

Short -term debt consisted of the following at December 31:

(in millions)	2010	2009
$300.0 million floating rate notes due August 2010, interest equal to 3-month LIBOR plus 0.65%, reset quarterly(1)	$—	$299.8
Term loan due 2011, interest equal to 3-month LIBOR plus 1.00%, reset quarterly(2)	420.5	—

Total short-term debt	$420.5	$299.8

Long-term debt consisted of the following at December 31:

(in millions)	2010	2009
Term loan due 2011, interest equal to 3-month LIBOR plus 1.00%, reset quarterly(2)	$—	$420.5
$750.0 million fixed rate notes due August 2013, interest equal to 5.40%	748.6	748.0
$750.0 million fixed rate notes due February 2014, interest equal to 5.75%	747.1	746.2
$612.5 million fixed rate notes due March 2018, interest equal to 4.40%(3)	609.1	—
Commercial paper(4)	—	100.0

Total long-term debt	$2,104.8	$2,014.7

(1)	In September 2008, the company entered into an interest rate swap agreement that modified the variable interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.92% beginning with the interest accrued after November 6, 2008.

(2)	In September 2008, the company entered into an interest rate swap agreement that modified the variable interest obligation associated with this facility so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008. This interest rate swap was terminated in January 2011 when the term loan was repaid.
(3)	In February 2010, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46% at issuance on March 18, 2010.
(4)	At December 31, 2009, this represented commercial paper backed by a three-year senior credit facility.

Commercial paper notes with an aggregate par value of $1.3 billion and maturities ranging from 2 to 61 days were issued during 2010. The weighted average discount rate for commercial paper outstanding at December 31, 2009 was 0.24%. There was no commercial paper outstanding at December 31, 2010. During 2010 and 2009, the weighted average balance, at par value, of commercial paper outstanding was $83.4 million and $554.2 million, respectively. In 2010, the maximum month-end balance for commercial paper was $300.0 million in February. In 2009, the maximum month-end balance was $1.5 billion in January.

Long-term debt maturities, at par value, were as follows as of December 31, 2010:

(in millions)
2011	$—
2012	—
2013	750.0
2014	750.0
2015	—
Thereafter	612.5

The fair values of the fixed rate notes due 2013 and 2014 were estimated using quoted market prices. The fair value of the fixed rate notes due 2018 was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. At December 31, 2010, the fair values of the fixed rate notes by maturity date were as follows.

(in millions)	Fair Value
$750.0 million fixed rate notes due August 2013	$824.8
$750.0 million fixed rate notes due February 2014	833.3
$612.5 million fixed rate notes due March 2018	624.1

13. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at December 31:

(in millions)	2010	2009
Accrued employee bonuses	$70.7	$35.9
Accrued operating expenses	63.3	34.7
Debt interest payable	42.1	34.6
Accrued salaries and benefits	26.8	17.4
Unearned revenue	17.6	4.9
Broker fee rebate	16.3	16.4
Derivative investment liability	11.8	19.3
Accrued real estate taxes	6.2	9.1
Accrued income taxes	—	15.2
Other	15.6	7.7

Total	$270.4	$195.2

14. INCOME TAXES

Income before income taxes and the income tax provision consisted of the following for the years ended December 31:

(in millions)	2010	2009	2008
Income before income taxes:
Domestic	$1,733.0	$1,438.0	$1,589.3
Foreign	(11.1)	(0.5)	(341.3)

Total	$1,721.9	$1,437.5	$1,248.0

Income tax provision:
Current:
Federal	$601.6	$536.9	$555.2
State	148.9	126.5	92.6
Foreign	(3.0)	5.2	(0.2)

Total	747.5	668.6	647.6
Deferred:
Federal	(53.9)	9.3	(117.1)
State	76.1	(58.4)	3.3
Foreign	0.1	(7.8)	(1.3)

Total	22.3	(56.9)	(115.1)

Total Income Tax Provision	$769.8	$611.7	$532.5

Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	2010	2009	2008
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.8	5.7	5.7
Impact of NYMEX acquisition on existing deferred taxes	—	—	3.9
Impact of Illinois tax law change	—	—	(3.1)
Impact of New York City tax law change	—	(2.7)	—
Increase (decrease) in domestic valuation allowance	(0.1)	4.5	—
Impact of revised state apportionment estimates	3.0	—	—
Other, net	1.0	0.1	1.2

Effective Tax Rate	44.7%	42.6%	42.7%

At December 31, deferred tax assets (liabilities) consisted of the following:

(in millions)	2010	2009
Net Current Deferred Tax Assets:
Unrealized loss on securities	$3.5	$10.0
Stock-based compensation	4.4	4.8
Accrued expenses and other	10.4	9.0

Net Current Deferred Tax Assets	$18.3	$23.8

Net Non-Current Deferred Tax Assets:
Domestic unrealized loss on investment in BM&FBOVESPA	$145.8	$145.9
Foreign losses	146.3	152.0
Stock-based compensation	42.6	32.0
Deferred compensation	13.0	11.3
Unrealized loss on securities	45.9	54.0
Accrued expenses and other	42.9	51.5

Subtotal	436.5	446.7
Valuation allowance	(258.4)	(264.4)

Total non-current deferred tax assets	178.1	182.3
Non-Current Deferred Tax Liabilities:
Purchase intangible assets	(7,957.8)	(7,773.2)
Property	(60.7)	(55.0)

Total non-current deferred tax liabilities	(8,018.5)	(7,828.2)

Net Non-Current Deferred Tax Liabilities	$(7,840.4)	$(7,645.9)

A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. A valuation allowance has been provided as of December 31, 2010 and 2009 for net operating loss carryforwards obtained through the acquisition of Swapstream and for net operating losses generated by those operations subsequent to the acquisition. In addition, a valuation allowance has been provided as of December 31, 2010 and 2009 for the unrealized capital losses incurred in Brazil. During the years ended December 31, 2010 and 2009, the company also recorded a partial valuation allowance on its domestic unrealized capital losses. The valuation allowance was recorded for the excess of the unrealized capital losses over the unrealized capital gains of the company.

The following is a summary of the company’s unrecognized tax benefits:

(in millions)	2010	2009	2008
Gross unrecognized tax benefits	$56.4	$42.6	$21.5
Unrecognized tax benefits, net of tax impacts in other jurisdictions	43.0	33.5	14.7
Interest and penalties related to uncertain tax positions	15.5	8.7	6.7
Interest and penalties recognized in the consolidated statements of income	5.4	2.4	2.2

Given the current status of the various examinations in progress, the company does not believe that it is reasonably possible that its unrecognized tax benefits will change significantly within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2010	2009	2008
Balance at January 1	$42.6	$21.5	$9.7
Unrecognized tax benefits acquired at dates of mergers	—	9.7	1.6
Additions based on tax positions related to the current year	10.4	6.7	5.9
Additions for tax positions of prior years	4.1	8.1	7.2
Reductions for tax positions of prior years	—	(1.2)	(1.7)
Reductions resulting from the lapse of statutes of limitations	(0.5)	—	—
Settlements with taxing authorities	(0.2)	(2.2)	(1.2)

Balance at December 31	$56.4	$42.6	$21.5

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

The following is a summary of the change in projected benefit obligation:

(in millions)	2010	2009
Balance at January 1	$107.5	$88.4
Service cost	11.6	9.7
Interest cost	6.5	5.9
Actuarial (gain) loss	(3.0)	8.8
Benefits paid	(4.4)	(5.3)

Balance at December 31	$118.2	$107.5

The aggregate accumulated benefit obligation at December 31, 2010 and 2009 was $105.9 million and $93.1 million, respectively.

The following is a summary of the change in plan assets:

(in millions)	2010	2009	2008
Balance at January 1	$107.7	$93.8	$97.9
Actual return on plan assets	12.8	10.7	(19.5)
Employer contributions	5.2	8.5	31.0
Benefits paid	(4.4)	(5.3)	(15.6)

Balance at December 31	$121.3	$107.7	$93.8

The fair value of each major category of plan assets as of December 31 is indicated below. The assets are classified into a fair value hierarchy in their entirety based on the lowest level of input that is significant to each asset or liability’s fair value measurement. Level 1 assets are valued using unadjusted market prices for identical assets in active markets based on the valuation date. Valuation techniques for level 2 assets use significant observable inputs such as quoted prices for similar assets, quoted market prices in inactive markets and other inputs that are observable or can be supported by observable market data.

(in millions)	2010	2009
Level 1:
Mutual Funds:
Fixed Income	$—	$6.1
Level 2:
Money market funds	12.4	40.5
Mutual funds:
U.S. equity	31.7	27.4
Foreign equity	31.5	10.8
Fixed income	39.9	19.5
Commodity	5.8	3.4

Total	$121.3	$107.7

At December 31, 2010 and 2009, the fair value of pension plan assets exceeded the projected benefit obligation by $3.1 million and $0.2 million, respectively. This excess was recorded as a non-current pension asset.

The funding goal for the exchange is to have its pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2010 assumptions have been used to project the assets and liabilities from December 31, 2010 to December 31, 2011. The result of this projection is that estimated liabilities would exceed the fair value of the plan assets at December 31, 2011 by approximately $14.1 million. Accordingly, it is estimated that a $14.1 million contribution in 2011 will allow the company to meet its funding goal.

The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate are indicated below:

(in millions)	2010	2009	2008
Components of Net Pension Expense:
Service cost	$11.6	$9.7	$8.2
Interest cost	6.5	5.9	5.6
Expected return on plan assets	(8.3)	(7.0)	(7.0)
Recognized net actuarial loss	2.2	2.7	0.4

Net Pension Expense	$12.0	$11.3	$7.2

Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	5.70%	5.70%	6.10%
Rate of compensation increase	5.00	5.00	5.00
Cash balance interest crediting rate	4.00	4.00	4.10
Assumptions Used to Determine Net Pension Expense:
Discount rate	5.70%	6.10%	6.10%
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.00	8.00	8.00
Interest crediting rate	4.00	4.00	4.10

Beginning in 2010, the discount rate for the plan is determined based on the market value of a theoretical settlement bond portfolio. This portfolio consists of U.S. dollar denominated Aa-rated corporate bonds across the full maturity spectrum. A single equivalent discount rate is determined to align the present value of the required cash flow with that settlement value. The resulting discount rate is reflective of both the current interest rate environment and the plan’s distinct liability characteristics.

Prior to 2010, the discount rate for the plan was determined based on an interest rate yield curve. The yield curve was comprised of bonds with a rating of Aaa and Aa and maturities between zero and thirty years. The expected annual benefit cash flows for the plan was discounted to develop a single-point discount rate by matching the plan’s expected payout structure to such yield curve.

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

	2010	2009
Fixed income	32.9%	23.8%
U.S. equity	26.1	25.4
Foreign equity	26.0	10.0
Money market funds	10.2	37.6
Commodity	4.8	3.2

The range of target allocation percentages for 2011 is as follows:

	Minimum	Maximum
U.S. equity	23.5%	35.0%
Foreign equity	23.5	35.0
Fixed income	33.0	45.0
Commodity	2.0	8.0

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

The balance and activity of the prior service costs and actuarial losses, which are included in other comprehensive income (loss), for 2010 are as follows:

(in millions)	Prior Service Costs	Actuarial Loss
Balance at January 1	$0.2	$35.5
Unrecognized gain	—	(7.4)
Recognized as a component of net pension expense	—	(2.2)

Balance at December 31	$0.2	$25.9

The company expects to amortize $1.7 million of actuarial loss from accumulated other comprehensive income (loss) into net periodic benefit costs in 2011.

At December 31, 2010, anticipated benefit payments from the plan in future years are as follows:

(in millions)	Year
2011	$7.2
2012	8.2
2013	8.6
2014	9.5
2015	10.0
2016-2020	62.8

Savings Plans. CME maintains a defined contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby all U.S. employees are participants and have the option to contribute to this plan. CME matches employee contributions up to 3% of the employee’s base salary and may make additional discretionary contributions of up to 2% of base salary.

In addition, certain CME London-based employees are eligible to participate in a defined contribution plan. For CME London-based employees, the plan provides for company contributions of 10% of earnings and does not have any vesting requirements. Salary and cash bonuses paid are included in the definition of earnings.

Aggregate expense for all of the defined contribution savings plans amounted to $6.3 million, $5.2 million and $5.8 million in 2010, 2009 and 2008, respectively.

CME Non-Qualified Plans. CME maintains non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the exchange and totaled $28.8 million and $23.4 million at December 31, 2010 and 2009, respectively. Although the value of the plans is recorded as an asset in the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense.

Supplemental Savings Plan—CME maintains a supplemental plan to provide benefits for employees who have been impacted by statutory limits under the provisions of the qualified pension and savings plan. All CME employees hired prior to January 1, 2007 are immediately vested in their supplemental plan benefits. All CME employees hired on or after January 1, 2007 are subject to the vesting requirements of the underlying qualified plans. Total expense for the supplemental plan was $0.9 million, $0.7 million and $1.3 million for 2010, 2009 and 2008, respectively.

Deferred Compensation Plan—A deferred compensation plan is maintained by CME, under which eligible officers and members of the Board of Directors may contribute a percentage of their compensation and defer income taxes thereon until the time of distribution.

NYMEX Members’ Retirement Plan and Benefits. NYMEX maintained a retirement and benefit plan under the Commodities Exchange, Inc. (COMEX) Members’ Recognition and Retention Plan (MRRP). This plan provides benefits to certain members of the COMEX division based on long-term membership, and participation is limited to individuals who were COMEX division members prior to NYMEX’s acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of this acquisition. Under the terms of the MRRP, the company is required to fund the plan with a minimum annual contribution of $0.4 million until it is fully funded. All benefits to be paid under the MRRP are based on reasonable actuarial assumptions which are based upon the amounts that are available and are expected to be available to pay benefits. Total contributions to the plan were $0.8 million for each of 2010, 2009 and for the period August 23 through December 31, 2008. At December 31, 2010 and 2009, the total obligation for the MRRP totaled $20.7 million and $20.5 million, respectively. Assets with a fair value of $15.8 million and $14.4 million have been allocated to this plan at December 31, 2010 and 2009, respectively, and are included in marketable securities in the consolidated balance sheets.

16. OTHER LIABILITIES

Other liabilities consisted of the following at December 31:

(in millions)	2010	2009
Accrued federal and state tax	$71.9	$51.3
Deferred rent	51.6	49.9
Post-retirement and non-qualified benefit plans	27.7	29.5
Non-qualified deferred compensation plans	31.3	25.6
Derivative contracts	—	7.0
Other	9.0	2.5

Total	$191.5	$165.8

17. COMMITMENTS

Operating Leases. CME Group has commitments under operating leases for certain facilities. In July 2008, the company renegotiated the operating lease for its headquarters at 20 South Wacker Drive in Chicago. The lease, which has an initial term ending on November 30, 2022, contains two consecutive renewal options for seven and ten years and a contraction option which allows the company to reduce its occupied space after November 30, 2018. In addition, the company may exercise a lease expansion option in December 2012 and in December 2017. Annual minimum rental payments under the headquarters operating lease range from $8.5 million to $13.6 million.

In August 2006, CME Group entered into an operating lease for additional office space in Chicago. The initial lease term, which became effective on August 10, 2006, terminates on November 30, 2023. The lease contains two 5-year renewal options beginning in 2023. Annual minimum rental payments for this lease range from $3.9 million to $6.2 million.

In May 1995, NYMEX Holdings signed a ground lease (expiring June 2069, with an option to terminate without penalty in June 2012) with Battery Park City Authority (BPCA) for the site where it constructed its headquarters and trading facility. Annual minimum rental payments are $2.0 million. The lease establishes payments in lieu of taxes (PILOTs) due to New York City. PILOTs are entirely abated until May 17, 2015 for the trading floor of the facility.

Leases for other locations where CME Group maintains space expire at various times from 2011 to 2017 with annual minimum rentals that will not exceed $8.0 million in any year.

Total rental expense, including equipment rental, was $35.5 million in 2010, $33.7 million in 2009 and $36.2 million in 2008.

Future minimum payments under non-cancelable operating leases are payable as follows (in millions):

Year
2011	$22.5
2012	21.7
2013	22.0
2014	21.7
2015	19.4
Thereafter	142.5

Total	$249.8

Other Commitments. Commitments include material contractual purchase obligations that are non-cancelable. Purchase obligations relate primarily to software licenses, hardware and maintenance as well as telecommunication services.

Future minimum payments due under purchase obligations in effect at December 31, 2010 are payable as follows (in millions):

Year
2011	$10.4
2012	6.3
2013	0.2
2014	0.2
2015	0.2
Thereafter	—

Total	$17.3

Licensing Agreements. CME Group has various licensing agreements including agreements with S&P and NASDAQ OMX Group, Inc. (NASDAQ OMX) relating to certain equity index products. The license agreement with S&P provides that the S&P 500 Index futures and options will be exclusive through December 31, 2016 as long as certain volume requirements are met. The company maintains a license agreement with NASDAQ OMX, which is exclusive with respect to futures and options contracts based on certain NASDAQ OMX indexes through October 9, 2019.

Prior to March 18, 2010, CME Group maintained a product licensing agreement with Dow Jones. The agreement enabled the exchange to exclusively offer futures and options on futures products based on the Dow Jones Industrial Average and other Dow Jones indexes. On March 18, 2010, CBOT acquired a 90% ownership interest in Index Services. As part of the formation of Index Services, Dow Jones contributed the Dow Jones indexes to Index Services. As a result, CBOT now has a perpetual and exclusive license to the Dow Jones indexes.

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

18. CONTINGENCIES

Legal Matters. In 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc. filed suit against CBOT and CME in the United States District Court for the District of Columbia. The suit alleges that CBOT and CME violated the antitrust laws and tortuously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. Eurex U.S. and U.S. Exchange Holdings, Inc. are seeking treble damages. In 2007, CME and CBOT filed two joint motions for summary judgment. In July 2010, the judge partially granted the company’s motion for summary judgment on the predatory pricing claims, finding no factual basis for such claims. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

In 2008, Fifth Market filed a complaint against CME Group and CME seeking a permanent injunction against CME’s Globex system and enhanced damages for what the plaintiff alleges is willful infringement of two U.S. patents, in addition to costs, expenses and attorneys’ fees. Discovery in the matter is ongoing and trial is set for 2012. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

In 2009, CME and CBOT filed a complaint against Howard Garber seeking a declaratory judgment that neither CME nor CBOT was infringing certain of Mr. Garber’s patents and that one of his patents is invalid and unenforceable. In 2009, Technology Research Group LLC, the current owner of one of the patents at issue, filed counterclaims alleging that CME and CBOT infringe, induce or contribute to the infringement and willfully infringe its patent. Technology Research is seeking an injunction and damages no less than a reasonable royalty. Discovery in the matter is scheduled to be completed at the end of February and trial is set for June 2011. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

In 2009, Realtime Data LLC filed a complaint against CME Group and other exchanges alleging willful infringement of four patents which was later amended to add CBOT and NYMEX as defendants. Subsequently, two additional lawsuits have been filed each adding a claim for the infringement of an additional patent. One of these lawsuits has been consolidated with the original action and the other is under consideration for consolidation. Realtime Data is seeking a permanent injunction, enhanced damages, attorneys’ fees and costs. Discovery in the matter is ongoing and trial is set for 2012. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

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

19. GUARANTEES

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2011. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At December 31, 2010, CME was contingently liable to SGX on irrevocable letters of credit totaling $83.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm.

Cross-Margin Agreements. CME and The Options Clearing Corporation (OCC) have a cross-margin arrangement, whereby a common clearing firm may maintain a cross-margin account in which the clearing firm’s positions in certain CME futures and options on futures contracts are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account would be allocated 50% each to CME and OCC.

Cross-margin agreements exist with CME and Fixed Income Clearing Corp (FICC) whereby the clearing firms’ offsetting positions with CME are subject to reduced margin requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC, each clearing house may reduce the firm’s performance bond requirement. In the event of a firm default, the total liquidation net gain or loss on the firm’s offsetting open positions and the proceeds from the liquidation of the performance bond collateral held by each clearing house’s supporting offsetting positions would be divided evenly between CME and FICC. Additionally, if, after liquidation of all the positions and collateral of the defaulting firm at each respective clearing organization, and taking into account any cross-margining loss sharing payments, any of the participating clearing organizations has a remaining liquidating surplus, and any other participating clearing organization has a remaining liquidating deficit, any additional surplus from the liquidation would be shared with the other clearing house to the extent that it has a remaining liquidating deficit. Any remaining surplus funds would be passed to the bankruptcy trustee.

GFX Corporation Letter of Credit. CME guarantees a $5.0 million standby letter of credit for GFX Corporation (GFX). The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures positions. Per exchange requirements, GFX is required to place performance bond deposits with its clearing firm. The letter of credit, utilized as a performance bond, would be drawn on in the event that GFX defaults in meeting requirements to its clearing firm. In the unlikely event of a payment default by GFX, if GFX’s performance bond is not sufficient to cover the deficit, CME would guarantee the remaining deficit, if any.

20. DERIVATIVE INSTRUMENTS

The company mitigates certain financial exposures to interest rate risk and foreign currency exchange rate risk through the use of derivative financial instruments as part of its risk management program. The company does not use derivative instruments for trading purposes. All derivatives have been designated as cash flow hedges.

The fair value of derivative instruments and their location in the consolidated balance sheets at December 31 were as follows:

		Fair Value
(in millions)	Location	2010	2009
Interest rate contracts	Other current liabilities	$11.8	$19.3
Interest rate contracts	Other liabilities	—	7.0

Total Derivatives		$11.8	$26.3

The effect of derivative instruments on the consolidated statements of income and consolidated statements of shareholders’ equity for the years ended December 31 were as follows:

	Gains (Losses) Recognized in OCI (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI (Effective Portion)			Gains (Losses) Recognized in Income (Ineffective Portion)
(in millions)	2010	2009	Location	2010	2009	Location	2010	2009
Contract Type:
Interest rate contracts	$(9.7)	$(8.8)	Interest and other borrowing costs	$(20.0)	$(21.0)	Gains (losses) on derivative investments	$(8.6)	$—
Foreign exchange contracts	—	—	Gains (losses) on derivative investments	—	—	Gains (losses) on derivative investments	6.0	—

Total Derivatives	$(9.7)	$(8.8)		$(20.0)	$(21.0)		$(2.6)	$—

Interest Rate Derivatives. In connection with the issuance of floating rate debt in August and October 2008, the company entered into three interest rate swap contracts, designated as cash flow hedges, for purposes of hedging against a change in interest payments due to fluctuations in the underlying benchmark rate. In December 2010, the company approved a plan to refinance the term loan in January 2011 resulting in an $8.6 million loss on derivative instruments as a result of ineffectiveness on the associated interest rate swap contract.

To mitigate counterparty credit risk, the interest rate swap contracts required collateralization by both counterparties for the swaps’ aggregate net fair value during their respective terms. Collateral was maintained in the form of cash and adjusted on a daily basis.

In February 2010, the company entered into a forward starting interest rate swap contract, designated as a cash flow hedge, for purposes of hedging against a change in interest payments due to fluctuations in the underlying benchmark rate between the date of the swap and the forecasted issuance of fixed rate debt in March 2010. The swap was highly effective.

Foreign Currency Derivatives. In connection with its purchase of BM&FBOVESPA stock in February 2008, CME Group purchased a put option to hedge against changes in the fair value of BM&FBOVESPA stock resulting from foreign currency rate fluctuations between the U.S. dollar and the Brazilian real (BRL) beyond the option’s exercise price. Lehman Brothers Special Financing Inc. (LBSF) was the sole counterparty to this option contract. On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman was an event of default that gave the company the right to immediately terminate the put option agreement with LBSF. In March 2010, the company recognized a $6.0 million gain on derivative instruments as a result of a settlement from the Lehman bankruptcy proceedings.

21. CAPITAL STOCK

Shares Outstanding. The following table presents information regarding capital stock:

	December 31,
(in thousands)	2010	2009
Shares authorized	1,000,000	1,000,000
Class A common stock	66,847	66,511
Class B-1 common stock	0.6	0.6
Class B-2 common stock	0.8	0.8
Class B-3 common stock	1.3	1.3
Class B-4 common stock	0.4	0.4

CME Group has no shares of preferred stock issued and outstanding.

Associated Trading Rights. Members of CME, CBOT, NYMEX and COMEX own or lease trading rights which entitle them to access the trading floors, discounts on trading fees and the right to vote on certain exchange matters as provided for by the rules of the particular exchange and CME Group’s or the subsidiaries’ organizational documents. Each class of CME Group Class B common stock is associated with a membership in a specific division for trading at CME. A CME trading right is a separate asset that is not part of or evidenced by the associated share of Class B common stock of CME Group. The Class B common stock of CME Group is intended only to ensure that the Class B shareholders of CME Group retain rights with respect to representation on the board of directors and approval rights with respect to the core rights described below.

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

Core Rights. Holders of CME Group Class B common shares have the right to approve changes in specified rights relating to the trading privileges at CME associated with those shares. These core rights relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. Votes on changes to these core rights are weighted by class. Each class of Class B common stock has the following number of votes on matters relating to core rights: Class B-1, six votes per share; Class B-2, two votes per share; Class B-3, one vote per share; and Class B-4, 1/6th of one vote per share. The approval of a majority of the votes cast by the holders of shares of Class B common stock is required in order to approve any changes to core rights. Holders of shares of Class A common stock do not have the right to vote on changes to core rights.

Voting Rights. With the exception of the matters reserved to holders of CME Group Class B common stock, holders of CME Group common stock vote together on all matters for which a vote of common shareholders is required. In these votes, each holder of shares of Class A or Class B common stock of CME Group has one vote per share.

Transfer Restrictions. Each class of CME Group Class B common stock is subject to transfer restrictions contained in the Certificate of Incorporation of CME Group. These transfer restrictions prohibit the sale or transfer of any shares of Class B common stock separate from the sale of the associated trading rights.

Election of Directors. The CME Group Board of Directors is currently comprised of 33 members, including 10 CBOT directors (as defined by its bylaws). Until CME Group’s 2012 annual meeting, its board must include at least 10 CBOT directors. Holders of Class B-1, Class B-2 and Class B-3 common stock have the right to elect six directors, of which three are elected by Class B-1 shareholders, two are elected by Class B-2 shareholders and one is elected by Class B-3 shareholders. The remaining directors are elected by the Class A and Class B shareholders voting as a single class.

Dividends. Holders of Class A and Class B common stock of CME Group are entitled to receive proportionately such dividends, if any, as may be declared by the CME Group board of directors.

Ownership Requirements. As of December 31, 2010, each clearing firm clearing only CME, CBOT or NYMEX products was required to own 6,000 shares of Class A common stock in addition to the requisite number of exchange memberships at the exchange in which the firm is seeking status as a clearing firm. For firms clearing products at two exchanges, the Class A common stock ownership requirement was 9,000 shares and for firms clearing at all exchanges, the requirement was 12,000 shares. The total Class A common stock held by the company’s clearing firms pursuant to this requirement was 0.7 million shares at December 31, 2010.

Shareholder Rights Provisions. The board of directors of CME Group has adopted a plan creating rights that entitle CME Group’s shareholders to purchase shares of CME Group stock in the event that a third party initiates a transaction designed to take over the company. This rights plan is intended to encourage persons seeking to acquire control of CME Group to engage in arms-length negotiations with the board of directors and management. The rights are attached to all outstanding shares of CME Group common stock, and each right entitles the shareholder to purchase one one-thousandth of a share of Series A junior participating preferred stock at a purchase price of $1,000 per unit. The rights should not interfere with any merger or other business combination approved by the board of directors since the rights may be amended to permit such acquisition or redeemed by the company under the terms of the plan. In the event the rights become exercisable, each holder of a right shall receive, upon exercise, Class A common stock having a value equal to two times the exercise price of the right. The plan has an expiration date of December 3, 2011.

CME Group Omnibus Stock Plan. CME Group has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 8.0 million Class A shares have been reserved for awards under the plan. Awards totaling 4.0 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2010 (note 22).

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

Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. A total of 125,000 Class A shares have been reserved under this plan, and approximately 34,000 shares have been awarded through December 31, 2010.

Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. A total of 40,000 Class A shares have been reserved under this plan, of which approximately 20,000 shares have been purchased through December 31, 2010 (note 22).

Share Repurchases. In June 2008, CME Group was authorized by its board of directors to pursue new initiatives to return capital to shareholders. The initiatives included a share buyback program of up to $1.1 billion of CME Group Class A common stock, subject to market conditions through December 2009. The board’s authorization permitted the repurchase of shares through the open market, an accelerated program, a tender offer or privately negotiated transactions. The number of shares purchased under the program was 0.9 million shares at an average price per share of $272 for a total cost of $250.8 million.

In February 2010, CME Group was authorized by its board of directors to purchase up to 2.35 million shares of Class A common stock. The authorization of the repurchase was approved in connection with the company’s agreement to issue additional Class A common shares to BM&FBOVESPA to increase its aggregate share ownership in the company to 5%. During 2010, 2.0 million shares were purchased at an average price of $287 per share for a total cost of $575.3 million.

22. STOCK-BASED PAYMENTS

CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 8.0 million Class A shares have been reserved for awards under the plan. Awards totaling 4.0 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2010. Awards granted before 2009 generally vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. Beginning in 2009, awards granted generally vest over a four-year period, with 25% vesting one year after the grant date and on that same date in each of the following three years.

Total compensation expense for stock-based payments was $40.9 million for the year ended December 31, 2010, $33.4 million for the year ended December 31, 2009, and $37.6 million for the year ended December 31, 2008. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $16.4 million, $13.4 million and $15.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Excluding estimates of future forfeitures, at December 31, 2010, there was $83.2 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. That expense is expected to be recognized over a weighted average period of 2.1 years.

In 2010, the company granted employees stock options totaling 280,884 shares under the Omnibus Stock Plan. The options have a ten-year term with exercise prices ranging from $271 to $318, the closing market prices on the grant dates. The fair value of these options totaled $28.5 million, measured at the grant dates using the Black-Scholes valuation model, which is recognized as compensation expense on an accelerated basis over the vesting period.

The Black-Scholes fair value of each option grant was calculated using the following assumptions:

Grant Date
	2010	2009	2008
Dividend yield	1.4% - 1.7%	1.4% -2.4%	1.0% -2.3%
Expected volatility	42% - 44%	45% -49%	44% - 50%
Risk-free interest rate	1.9% - 2.9%	2.4% -3.2%	1.6% -3.9%
Expected life	6.2 years	6.2 to 6.5 years	6.5 years

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

The following table summarizes stock option activity for 2010:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,071,213	$305
Granted	280,884	273
Exercised	(89,552)	139
Cancelled	(45,424)	387

Outstanding at December 31, 2010	1,217,121	307

Exercisable at December 31, 2010	640,725	288

The weighted average grant date fair value of options granted during 2010, 2009, and 2008 was $101, $117 and $174 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $15.6 million, $14.6 million and $31.9 million, respectively.

Stock options outstanding at December 31, 2010 had a weighted average remaining contractual life of 6.6 years and an aggregate intrinsic value of $78.8 million. Stock options exercisable at December 31, 2010 had a weighted average remaining contractual life of 4.8 years and an aggregate intrinsic value of $59.3 million.

In 2010, the company granted 133,225 shares of restricted Class A common stock and 428 shares of restricted stock units which generally have a vesting period of 2 to 4 years. The fair value related to these grants was $36.7 million, which is recognized as compensation expense on an accelerated basis over the vesting period. In 2010, the company granted 1,020 performance shares. The vesting of these shares is contingent on meeting stated goals over a performance period. Beginning with restricted stock grants in September 2010, dividends are accrued on restricted Class A common stock and restricted stock units and are paid once the restricted stock vests.

The following table summarizes restricted stock and performance shares activity for 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	116,677	$280
Granted	134,245	275
Vested	(34,630)	257
Cancelled	(19,830)	260

Outstanding at December 31, 2010	196,462	283

The total fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008, was $10.3 million, $6.2 million and $2.5 million, respectively.

Eligible employees may acquire shares of CME Group’s Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the NASDAQ. Compensation expense is recognized on the dates of purchase for the discount from the closing price. In 2010, 2009 and 2008, a total of 4,371, 4,402 and 5,600 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.1 million for the purchase discount was recognized in 2010, 2009 and 2008, respectively.

Non-executive directors receive an annual award of Class A common stock with a value equal to $75,000. Non-executive directors may also elect to receive some or all of the cash portion of their annual stipend, up to $25,000, in shares of stock based on the closing price at the date of distribution. As a result, 7,470, 11,674 and 5,509 shares of Class A common stock were issued to non-executive directors during 2010, 2009 and 2008, respectively. These shares are not subject to any vesting restrictions. Expense of $2.4 million, $2.5 million and $2.4 million related to these stock-based payments was recognized for the years ended December 31, 2010, 2009 and 2008, respectively.

23. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides a summary of the changes in accumulated other comprehensive income (loss) for the years presented, net of tax:

(in millions)	Net Unrealized Gain (Loss) On Securities	Change In Derivative Instruments	Actuarial Gain (Loss) on Defined Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2007	$0.3	$—	$(4.2)	$0.8	$(3.1)
Foreign currency translation adjustment	—	—	—	(95.7)	(95.7)
Net unrealized loss on securities	(25.3)	—	—	—	(25.3)
Net actuarial loss	—	—	(15.6)	—	(15.6)
Amortization of net actuarial loss	—	—	0.2	—	0.2
Net unrealized loss on cash flow hedge	—	(20.1)	—	—	(20.1)
Reclassification of realized gain on cash flow hedge	—	(0.7)	—	—	(0.7)

Balance at December 31, 2008	(25.0)	(20.8)	(19.6)	(94.9)	(160.3)
Foreign currency translation adjustment	—	—	—	2.6	2.6
Net unrealized gain on securities	11.8	—	—	—	11.8
Reclassification of security impairment	13.6	—	—	—	13.6
Net actuarial loss	—	—	(1.6)	—	(1.6)
Amortization of net actuarial loss	—	—	0.2	—	0.2
Net unrealized loss on cash flow hedge	—	(5.2)	—	—	(5.2)
Reclassification of realized loss on cash flow hedge	—	12.7	—	—	12.7

Balance at December 31, 2009	0.4	(13.3)	(21.0)	(92.3)	(126.2)
Foreign currency translation adjustment	—	—	—	(0.5)	(0.5)
Net unrealized gain on securities	6.0	—	—	—	6.0
Reclassification of gain on sale of security	(0.7)	—	—	—	(0.7)
Net actuarial gain	—	—	4.5	—	4.5
Amortization of net actuarial loss	—	—	1.3	—	1.3
Net unrealized loss on cash flow hedge	—	(5.8)	—	—	(5.8)
Ineffectiveness on cash flow hedge	—	5.2	—	—	5.2
Reclassification of realized loss on cash flow hedge	—	12.1	—	—	12.1

Balance at December 31, 2010	$5.7	$(1.8)	$(15.2)	$(92.8)	$(104.1)

24. FAIR VALUE MEASUREMENTS

The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs consist of observable market data, other than level 1 inputs, such as quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.

In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. Level 1 assets generally include U.S. Treasury securities, exchange-traded mutual funds and publicly-traded equity securities. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Assets included in level 2 generally consist of U.S. Government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. There were no level 3 assets that were valued on a recurring basis as of December 31, 2010 and 2009.

The company determined the fair value of its interest rate swap contracts, considered level 2 assets, using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. The level 2 marketable securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings.

Financial assets and liabilities recorded in the consolidated balance sheet as of December 31, 2010 and 2009 were classified in their entirety based on the lowest level of input that was significant to each asset or liability’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

	At December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$5.1	$—	$—	$5.1
Mutual funds	28.8	—	—	28.8
Corporate bonds	—	0.1	—	0.1
Municipal bonds	—	4.3	—	4.3
Asset-backed securities	—	2.1	—	2.1
U.S. Government agency securities	—	9.8	—	9.8

Total	33.9	16.3	—	50.2
Equity investments	46.0	—	—	46.0

Total Assets at Fair Value	$79.9	$16.3	$—	$96.2

Liabilities at Fair Value:
Interest rate swap contracts	$—	$11.8	$—	$11.8

Total Liabilities at Fair Value	$—	$11.8	$—	$11.8

	At December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$5.1	$—	$—	$5.1
Mutual funds	23.4	—	—	23.4
Corporate bonds	—	0.1	—	0.1
Municipal bonds	—	4.7	—	4.7
Asset-backed securities	—	3.4	—	3.4
U.S. Government agency securities	—	5.9	—	5.9

Total	28.5	14.1	—	42.6
Equity investments	66.2	—	—	66.2

Total Assets at Fair Value	$94.7	$14.1	$—	$108.8

Liabilities at Fair Value:
Interest rate swap contracts	$—	$26.3	$—	$26.3

Total Liabilities at Fair Value	$—	$26.3	$—	$26.3

There were no transfers of assets or liabilities between level 1 and level 2 during 2010. There were also no assets or liabilities valued at fair value on a recurring basis using significant unobservable inputs during 2010.

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

During 2010, the company recorded impairment charges on goodwill and a trade name related to CMA. The fair values of CMA’s goodwill and trade name were derived using discounted cash flow models. As of the impairment test date, the fair values of CMA’s goodwill and trade name were $28.5 million and $0.9 million, respectively. The company also recorded an impairment charge on its investment in OneChicago, LLC during 2010. At the impairment test date, the fair value of the investment was estimated to be zero based on a discounted cash flow analysis. During 2009, CME Group revalued its investment in DME to fair value as a result of an other-than-temporary impairment. The fair value was derived using a discounted cash flow model. As of the impairment date, the fair value of the investment in DME was $6.3 million. All of these assets were measured at fair value on a non-recurring basis utilizing level 3 inputs.

25. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to CME Group by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options and restricted stock awards of approximately 851,000 and 612,000 were anti-dilutive for the years ended December 31, 2010 and 2009, respectively. Outstanding stock options of approximately 493,000 were anti-dilutive for the year ended December 31, 2008. There were no anti-dilutive restricted stock awards for the year ended December 31, 2008.

The company does not use a two-class method to determine the impact of outstanding stock options and restricted stock awards on diluted earnings per common share. The company determined that the impact of using the two-class method is immaterial. If the impact becomes material, the company will adopt the two-class method.

	2010	2009	2008
Net Income Attributable to CME Group (in millions)	$951.4	$825.8	$715.5
Weighted Average Common Shares Outstanding (in thousands):
Basic	66,299	66,366	58,738
Effect of stock options	142	158	220
Effect of restricted stock awards	54	24	9

Diluted	66,495	66,548	58,967

Earnings per Common Share Attributable to CME Group:
Basic	$14.35	$12.44	$12.18
Diluted	14.31	12.41	12.13

26. QUARTERLY INFORMATION (UNAUDITED)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2010:
Total revenues	$693.2	$813.9	$733.4	$763.2	$3,003.7
Operating income	414.7	515.1	442.9	458.4	1,831.1
Non-operating income (expense)	(15.8)	(35.0)	(27.2)	(31.2)	(109.2)
Income before income taxes	398.9	480.1	415.7	427.2	1,721.9
Net income attributable to CME Group	240.2	270.7	244.3	196.2	951.4

Earnings per common share attributable to CME Group:
Basic	$3.63	$4.13	$3.67	$2.94	$14.35
Diluted	3.62	4.11	3.66	2.93	14.31

Year Ended December 31, 2009:
Total revenues	$647.1	$647.8	$650.4	$667.5	$2,612.8
Operating income	386.4	398.8	401.4	402.5	1,589.1
Non-operating income (expense)	(35.9)	(23.9)	(45.6)	(46.2)	(151.6)
Income before income taxes	350.5	374.9	355.8	356.3	1,437.5
Net income attributable to CME Group	199.1	221.8	202.3	202.6	825.8

Earnings per common share attributable to CME Group:
Basic	$3.00	$3.34	$3.05	$3.05	$12.44
Diluted	3.00	3.33	3.04	3.04	12.41

27. SUBSEQUENT EVENTS

The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events that require disclosure except the following:

Effective January 11, 2011, CME Group terminated the $1.4 billion senior credit facility and entered into a new $1.0 billion multi-currency revolving senior credit facility with various financial institutions. As part of the termination of the $1.4 billion senior credit facility, the $420.5 million term loan was refinanced. As long as the company is not in default under the new senior credit facility, the company has the option to increase the facility from time to time by an aggregate amount of up to $1.8 billion with the consent of the agent and lenders providing the additional funds. The new senior credit facility matures in January 2014 and is voluntarily prepayable from time to time without premium or penalty.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.

Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in the following report.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CME Group Inc.

We have audited the accompanying consolidated balance sheets of CME Group Inc. and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CME Group Inc. and its subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CME Group Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

Ernst & Young, LLP

Chicago, Illinois

February 28, 2011

The Board of Directors and Shareholders of CME Group Inc.

We have audited CME Group Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CME Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CME Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of CME Group, Inc. and our report dated February 28, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 28, 2011

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The information required by this Item is included in CME Group’s Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Matters—Are there any Compensation Committee interlocks or insider participation?” and “Compensation Committee Report” and is incorporated herein by reference, pursuant to General Instruction G(3); provided, however, that the Compensation Committee Report contained in the Proxy Statement is not incorporated herein by reference.

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

Equity Compensation Plan Information

We currently have the following equity compensation plans: CME Group Inc. Amended and Restated Omnibus Stock Plan, the CME Group Inc. 2005 Director Stock Plan, Chicago Mercantile Exchange Holdings Inc. Amended and Restated Employee Stock Purchase Plan, Amended and Restated CBOT Holdings, Inc. 2005 Long-Term Equity Plan and the Amended and Restated NYMEX Holdings, Inc. 2006 Omnibus Stock Plan. A description of each of these plans and the number of shares authorized and available for future awards is included in note 22 of the notes to consolidated financial statements of CME Group Inc. and subsidiaries. In connection with our receipt of shareholder approval to increase the authorized shares under our Omnibus Stock Plan and our Director Stock Plan, we agreed not to issue future awards under the CBOT Holdings and NYMEX plans.

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

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	1,211,143	$308.10	5,156,223
Equity compensation plans not approved by security holders	5,978	22.00	—

Total	1,217,121		5,156,223

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:

CME Group Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008

(dollars in millions)

	Balance at beginning of year	Charged against goodwill	Charged (credited) to costs and expenses	Foreign currency translation adjustment	Other(1)	Balance at end of year
Year ended December 31, 2010:
Allowance for doubtful accounts	$1.9	$—	$0.2	$—	$(0.5)	$1.6
Allowance for deferred tax assets	264.4	—	(6.1)	—	0.1	258.4

Year ended December 31, 2009:
Allowance for doubtful accounts	$1.8	$—	$1.4	$—	$(1.3)	$1.9
Allowance for deferred tax assets	168.3	24.5	71.6	—	—	264.4

Year ended December 31, 2008:
Allowance for doubtful accounts	$1.4	$1.2	$(0.3)	$—	$(0.5)	$1.8
Allowance for deferred tax assets	11.2	—	101.3	55.8	—	168.3

(1)	Includes write-offs of doubtful accounts

All other schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

See (b) Exhibits below

(b) Exhibits

Exhibit Number	Description of Exhibit

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of October 1, 2001, between Chicago Mercantile Exchange Inc., Chicago Mercantile Exchange Holdings Inc. and CME Merger Subsidiary Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form S-4, filed with the SEC on August 7, 2001, File No. 333-66988).

2.2	Agreement and Plan of Merger, dated as of October 17, 2006, among Chicago Mercantile Exchange Holdings Inc., CBOT Holdings, Inc. and Board of Trade of the City of Chicago, Inc. (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on October 19, 2006, File No. 000-33379); Amendment, dated as of May 11, 2007 (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on May 11, 2007, File No. 000-33379); Amendment, dated as of June 14, 2007 (incorporated by reference to Exhibit 2.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K, filed with the SEC on June 14, 2007, File No. 000-33379); Amendment, dated as of July 6, 2007 (incorporated by reference to Exhibit 2.1 to CME Group Inc.’s Form 8-K, filed with SEC on July 6, 2007, File No. 000-33379).

2.3	Agreement and Plan of Merger, dated as of March 17, 2008, among CME Group Inc., CMEG NY Inc., NYMEX Holdings, Inc. and New York Mercantile Exchange, Inc. (incorporated by reference to Exhibit 2.1 to CME Group Inc.’s Form 8-K, filed with the SEC on March 21, 2008, File No. 000-33379); Amendment, dated June 30, 2008 (incorporated by reference to Exhibit 2.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 7, 2008, File No. 001-31553); Amendment, dated as of July 18, 2008 (incorporated by reference to Exhibit 2.1 to CME Group’s Current Report on Form 8-K, filed with the SEC on July 23, 2008, File No. 001-31553); Amendment, dated as of August 7, 2008 (incorporated by reference to Exhibit No. 2.2 to CME Group’s Form 10-Q filed with the SEC on November 11, 2008, File No. 001-31553).

3.	Articles of Incorporation and Bylaws

3.1	Third Amended and Restated Certificate of Incorporation of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 28, 2008, File No. 001-31553).

3.2	Seventh Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 20, 2009, File No. 001-31553).

4.	Instruments Defining the Rights of Security Holders

4.1	Rights Agreement, dated as of November 30, 2001, between Chicago Mercantile Exchange Holdings Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-A, filed with the SEC on December 4, 2001, File No. 000-33379); Amendment, dated as of November 13, 2002 (incorporated by reference to Exhibit 5 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-A, filed with the SEC on November 29, 2002, File No. 001-31553); Amendment, dated October 26, 2005, (incorporated by reference to Exhibit 4.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 8-K filed with the SEC on October 27, 2005, File No. 001-31553).

Exhibit Number	Description of Exhibit

4.2	Commercial Paper Dealer Agreement, dated as of August 16, 2007, among CME Group Inc., as Issuer, and Merrill Lynch Money Markets Inc., as Dealer, for Notes with maturities up to 270 days, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for Notes with maturities over 270 days (incorporated by reference to Exhibit 4.2 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

4.3	Issuing and Paying Agency Agreement, dated as of August 16, 2007, between CME Group Inc. and JPMorgan Chase Bank, National Association, as issuing and paying agent (incorporated by reference to Exhibit 4.3 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

4.4	Commercial Paper Dealer Agreement, dated as of August 20, 2008, between CME Group Inc., as Issuer, and Bank of America Securities LLC, as Dealer (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 26, 2008, File No. 001-31553).

4.5	Commercial Paper Dealer Agreement, dated as of August 22, 2008, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 26, 2008, File No. 001-31553).

4.6	Indenture, dated August 12, 2008, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

4.7	Second Supplemental Indenture (including the form of floating rate note due 2010), dated August 12, 2008, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

4.8	Third Supplemental Indenture, dated August 12, 2008 (including the form of 5.4% note due 2013), between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

4.9	Fourth Supplemental Indenture (including the form of 5.75% note due 2014), dated February 9, 2009, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on February 9, 2009, File No. 001-31553).

4.10	Indenture, dated March 18, 2010, between CME Group Index Services LLC, CME Group Inc. and U.S. Bank National Association (incorporated by reference to CME Group Inc.’s Form 8-K, filed with the SEC on March 23, 2010, File No. 001-31553).

10.	Material Contracts

10.1(1)	CME Group Inc. Amended and Restated Omnibus Stock Plan, amended and restated effective as of June 17, 2009 (incorporated by reference to Exhibit 10.3 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 6, 2009, File No. 001-31553).

10.2(1)	Form of Equity Grant Letter for Executive Officers (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 10-K, filed with the SEC on February 26, 2010, File No. 001-31553).

10.3(1)	CME Group Inc. 2005 Director Stock Plan, amended and restated effective as of (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2009, File No. 001-31553).

Exhibit Number	Description of Exhibit

10.4(1)	Form of Equity Stipend Grant Letter for Non-Executive Directors (incorporated by reference to Exhibit 10.4 to CME Group Inc.’s Form 10-K, filed with the SEC on February 26, 2010, File No. 001-31553).

10.5(1)	Chicago Mercantile Exchange Holdings Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 3, 2007, File No. 000-33379) and the First Amendment to the CME Group Inc. Employee Stock Purchase Plan, dated May 6, 2010, (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 6, 2010, File No. 001-31553).

10.6(1)	Amended and Restated CBOT Holdings, Inc. 2005 Long-Term Equity Plan, amended and restated as of December 2, 2008 (incorporated by reference to Exhibit 10.6 to CME Group Inc.’s Form 10-K, filed with the SEC on March 2, 2009, File No. 001-31553).

10.7(1)	Amended and Restated NYMEX Holdings, Inc. 2006 Omnibus Long-Term Incentive Plan, amended and restated as of December 2, 2008 (incorporated by reference to Exhibit 10.7 to CME Group Inc.’s Form 10-K, filed with the SEC on March 2, 2009, File No. 001-31553).

10.8(1)	Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan (SMSDSP) consisting of the Grandfathered SMSDSP, amended and restated as of January 1, 2008, and the Amended and Restated 409A SMSDSP, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.7 to CME Group Inc.’s Form 10-K, filed with the SEC on February 28, 2008, File No. 000-33379).

10.9(1)	Amended and Restated Chicago Mercantile Exchange Inc. Directors’ Deferred Compensation Plan, amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.9 to CME Group Inc.’s Form 10-K, filed with the SEC on March 2, 2009, File No. 001-31553).

10.10(1)	NYMEX Holdings, Inc. Executive Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.5 to NYMEX Holdings, Inc.’s Form 10-K, filed with the SEC on March 29, 2001, File No. 000-1105018).

10.11(1)	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Plan consisting of the Grandfathered Supplemental Retirement Plan, amended and restated as of January 1, 2008, and the Amended and Restated 409A Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.9 to CME Group Inc.’s Form 10-K, filed with the SEC on February 28, 2008, File No. 000-33379).

10.12(1)	Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Trust; First Amendment thereto, dated September 7, 1993 (incorporated by reference to Exhibit 10.5 to Chicago Mercantile Exchange Inc.’s Form S-4, filed with the SEC on February 24, 2000, File No. 333-95561).

10.13(1)	COMEX Members’ Recognition and Retention Plan (incorporated by reference to Exhibit 10.11 to NYMEX Holdings, Inc.’s Form 10-K, filed with the SEC on March 29, 2001, File No. 000-1105018).

10.14(1)	Amended and Restated CME Group Inc. Incentive Plan for Named Executive Officers (incorporated by reference to Exhibit 10.3 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2009, File No. 001-31553); Amendment, effective as of February 2, 2010 (incorporated by reference to Exhibit 10.14 to CME Group Inc.’s Form 10-K, filed with the SEC on February 26, 2010, File No. 001-31553).

10.15(1)	CME Group Inc. Annual Incentive Plan, adopted as of March 4, 2008 (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 10-Q, filed with the SEC on May 9, 2008, File No. 000-33379); Amendment, effective as of February 2, 2010 (incorporated by reference to Exhibit 10.15 to CME Group Inc.’s Form 10-K, filed with the SEC on February 26, 2010, File No. 001-31553).

Exhibit Number	Description of Exhibit

10.16(1)	Amended and Restated CME Group Inc. Severance Plan for Corporate Officers, dated as of August 13, 2007 (incorporated by reference to Exhibit 10.9 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379); Amendment, effective as of December 21, 2007 (incorporated by reference to Exhibit 10.12 to CME Group Inc.’s Form 10-K, filed with the SEC on February 28, 2008, File No. 000-33379).

10.17(1)	Agreement, dated August 5, 2009, between CME Group Inc. and Craig S. Donohue (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on August 6, 2009, File No. 001-31553).

10.18(1)	Amended and Restated Agreement, dated August 5, 2009, between CME Group Inc. and Phupinder Gill (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 8-K, filed with the SEC on August 6, 2009, File No. 001-31553).

10.19(1)	Agreement between CME Group Inc. and Terrence A. Duffy, dated as of November 9, 2010 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on November 15, 2010, File No. 001-31553).

10.20(1)	Consulting Agreement between Leo Melamed and CME Group Inc., dated June 26, 2009 (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 6, 2009, File No. 001-31553).

10.21(1)	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Leo Melamed, dated November 14, 2005 (incorporated by reference to Exhibit 10.28 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K filed with the SEC on March 6, 2006, File No. 000-33379).

10.22(1)	Consulting Agreement between Chicago Mercantile Exchange Holdings Inc. and Jack Sandner, dated October 10, 2005 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379).

10.23(2)	Amended and Restated License Agreement, effective as of September 20, 2005, by and between Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379); Amendment, dated March 30, 2006 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on May 8, 2006, File No. 000-33379); Amendment, dated September 22, 2006 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q filed with the SEC on November 6, 2006, File No. 000-33379); Amendment, dated September 28, 2006 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q filed with the SEC on November 6, 2006, File No. 000-33379); Amendment, dated as of March 2, 2009 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on May 8, 2009, File No. 001-31553); Amendment, dated as of April 27, 2009 (incorporated by reference to Exhibit 10.6 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 6, 2009, File No. 001-31553); Amendment, dated as of April 27, 2009 (incorporated by reference to Exhibit 10.7 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 6, 2009, File No. 001-31553); Amendment, dated as of July 24, 2009, (incorporated by reference to Exhibit 10.5 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 6, 2009, File No. 001-31553); Amendment, dated October 2, 2009 (incorporated by reference to Exhibit 10.26 to CME Group Inc.’s Form 10-K, filed with the SEC on February 26, 2010, File No. 001-31553).

Exhibit Number	Description of Exhibit

10.24(2)	License Agreement, effective as of October 9, 2003, between The Nasdaq Stock Market, Inc., a subsidiary of National Association of Securities Dealers, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Chicago Mercantile Exchange Holdings Inc.’s Form 10-K, filed with the SEC on March 11, 2004, File No. 001-31553), Amendment, dated April 26, 2005 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553); Amendment, dated June 22, 2005 (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Holdings Inc.’s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553); Amendment, dated as of June 26, 2008 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 7, 2008, File No. 001-31553).

10.25	Credit Agreement, dated as of January 11, 2011 among CME Group Inc. as Borrower, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, UBS Securities LLC, Barclays Capital, and Wells Fargo Securities, LLC, as Co-Syndication Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, UBS Securities LLC, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on January 14, 2011), File No. 001-31553).

10.26	Credit Agreement, dated as of December 8, 2010, between Chicago Mercantile Exchange Inc. with each of the banks from time to time party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, Bank of Montreal and Bank of America, N.A., as co-syndication agents, and J.P. Morgan Securities LLC, BMO Capital Markets and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers (incorporated by reference to exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on December 13, 2010, File No. 001-31553).

10.27	Commercial Paper Dealer Agreement, dated as of August 16, 2007, between CME Group Inc., as Issuer, and Merrill Lynch Money Markets Inc., as Dealer for Notes with maturities up to 270 days and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for Notes with maturities over 270 days (incorporated by reference to Exhibit 4.2 above).

10.28	Issuing and Paying Agency Agreement, dated as of August 16, 2007, between CME Group Inc. and JPMorgan Chase Bank, National Association, as issuing and paying agent (incorporated by reference to Exhibit 4.3 above).

10.29	Commercial Paper Dealer Agreement, dated as of August 20, 2008, between CME Group Inc., as Issuer, and Bank of America Securities LLC, as Dealer (incorporated by reference to Exhibit 4.4 above).

10.30	Commercial Paper Dealer Agreement, dated as of August 22, 2008, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 4.5 above).

10.31	Ground Lease between Battery Park City Authority and New York Mercantile Exchange dated May 18, 1995 (incorporated by reference to Exhibit 10.3 to NYMEX Holdings, Inc.’s Registration Statement on Form S-4, File No. 333-30332).

10.32	Funding Agreement among New York State Urban Development Corporation, New York City Economic Development Corporation, Battery Park City Authority and New York Mercantile Exchange dated May 18, 1995 (incorporated by reference to Exhibit 10.4 to NYMEX Holdings, Inc.’s Registration Statement on Form S-4, File No. 333-30332).

12.1*	Ratio of Fixed Charges.

21.1*	List of Subsidiaries of CME Group Inc.

Exhibit Number	Description of Exhibit

23.1*	Consent of Ernst & Young LLP.

31.1*	Section 302—Certification of Craig S. Donohue.

31.2*	Section 302—Certification of James E. Parisi.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.
(2)	Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 28th day of February, 2011.

CME Group Inc.

By:	/S/ JAMES E. PARISI
James E. Parisi Managing Director and Chief Financial Officer

Signature	Title

/S/ TERRENCE A. DUFFY Terrence A. Duffy	Executive Chairman of the Board and Director

/S/ CHARLES P. CAREY Charles P. Carey	Vice Chairman of the Board and Director

/S/ CRAIG S. DONOHUE Craig S. Donohue	Chief Executive Officer and Director

/S/ JAMES E. PARISI James E. Parisi	Managing Director and Chief Financial Officer

/S/ JAMES V. PIEPER James V. Pieper	Managing Director and Chief Accounting Officer

/S/ LEO MELAMED Leo Melamed	Chairman Emeritus and Director

/S/ JEFFREY M. BERNACCHI Jeffrey M. Bernacchi	Director

/S/ TIMOTHY S. BITSBERGER Timothy S. Bitsberger	Director

/S/ MARK E. CERMAK Mark E. Cermak	Director

/S/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director

/S/ JACKIE CLEGG Jackie Clegg	Director

/S/ ROBERT F. CORVINO Robert F. Corvino	Director

/S/ JAMES A. DONALDSON James A. Donaldson	Director

/S/ MARTIN J. GEPSMAN Martin J. Gepsman	Director

/S/ LARRY G. GERDES Larry G. Gerdes	Director

/S/ DANIEL R. GLICKMAN Daniel R. Glickman	Director

/S/ J. DENNIS HASTERT J. Dennis Hastert	Director

/S/ BRUCE F. JOHNSON Bruce F. Johnson	Director

/S/ GARY M. KATLER Gary M. Katler	Director

/S/ PATRICK B. LYNCH Patrick B. Lynch	Director

/S/ WILLIAM P. MILLER II William P. Miller II	Director

/S/ C.C. ODOM II C.C. Odom II	Director

/S/ JAMES E. OLIFF James E. Oliff	Director

/S/ JOHN L. PIETRZAK John L. Pietrzak	Director

/S/ ALEX J. POLLOCK Alex J. Pollock	Director

/S/ JOHN F. SANDNER John F. Sandner	Director

/S/ TERRY L. SAVAGE Terry L. Savage	Director

/S/ WILLIAM R. SHEPARD William R. Shepard	Director

/S/ HOWARD J. SIEGEL Howard J. Siegel	Director

/S/ CHRISTOPHER STEWART Christopher Stewart	Director

/S/ DENNIS A. SUSKIND Dennis A. Suskind	Director

/S/ DAVID J. WESCOTT David J. Wescott	Director