Form 10-Q
period 2011-03-31
CME GROUP INC.
filed 2011-05-10
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of each of the registrant’s classes of common stock as of April 20, 2011 was as follows: 67,059,323 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

CME GROUP INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Certain Terms

All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.

Unless otherwise indicated, references to CME Group Inc. (CME Group) products include references to products on one of its regulated exchanges: Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and Commodity Exchange, Inc. (COMEX). Products listed on these exchanges are subject to the rules and regulations of the particular exchange and the applicable rulebook should be consulted. Unless otherwise indicated, references to NYMEX include its subsidiary, COMEX.

Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our Web site does not constitute a part of this Quarterly Report on Form 10-Q.

Information about Trading Volume and Average Rate per Contract

Disclosed amounts of trading volume and average rate per contract exclude our TRAKRS, credit default swaps and interest rate swaps.

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

Forward-looking Statements

From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and verbal statements, we discuss our expectations regarding future performance. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “intend,” “may,” “plan,” “expect” and similar expressions, including references to assumptions. These forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

—	increasing competition by foreign and domestic entities, including increased competition from new entrants into our markets and consolidation of existing entities;

—

our ability to keep pace with rapid technological developments, including our ability to complete the development, implementation and maintenance of the enhanced functionality required by our customers;

—

our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and our ability to maintain the competitiveness of our existing products and services, including our ability to provide effective services to the over-the-counter market;

—	our ability to adjust our fixed costs and expenses if our revenues decline;

—	our ability to generate revenues from our processing services;

—	our ability to maintain existing customers, develop strategic relationships and attract new customers;

—	our ability to expand and offer our products in non-U.S. jurisdictions;

—	changes in domestic and non-U.S. regulations;

—	changes in government policy, including policies relating to common or directed clearing and changes as a result of legislation stemming from the implementation of the Dodd-Frank Act;

—	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

—	our ability to generate revenue from our market data that may be reduced or eliminated by the growth of electronic trading, the state of the overall economy or declines in subscriptions;

—

changes in our rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure;

—	the ability of our financial safeguards package to adequately protect us from the credit risks of clearing members;

—	the ability of our compliance and risk management methods to effectively monitor and manage our risks, including our ability to prevent errors and misconduct;

—	changes in price levels and volatility in the derivatives markets and in underlying fixed income, equity, foreign exchange, interest rate and commodities markets;

—

economic, political and market conditions, including the volatility of the capital and credit markets and the impact of economic conditions on the trading activity of our current and potential customers stemming from the financial crisis that began in 2008 and any other future crises;

—	our ability to accommodate increases in trading volume and order transaction traffic without failure or degradation of the performance of our trading and clearing systems;

—	our ability to execute our growth strategy and maintain our growth effectively;

—	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

—	our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

—	industry and customer consolidation;

—	decreases in trading and clearing activity;

—	the imposition of a transaction tax or user fee on futures and options on futures transactions and/or repeal of the 60/40 tax treatment of such transactions;

—	the unfavorable resolution of material legal proceedings; and

—	the seasonality of the futures business.

For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2011 and Item 1A of this Report.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$664.7	$855.2
Marketable securities	54.6	50.2
Accounts receivable, net of allowance of $1.5 and $1.6	394.0	297.5
Other current assets (includes $40.0 and $0 in restricted cash)	150.4	146.1
Cash performance bonds and guaranty fund contributions	3,323.9	4,038.5

Total current assets	4,587.6	5,387.5
Property, net of accumulated depreciation and amortization of $535.2 and $512.9	797.0	786.8
Intangible assets – trading products	17,040.5	17,040.5
Intangible assets – other, net	3,420.2	3,453.3
Goodwill	7,985.4	7,983.6
Other assets (includes $20.0 and $0 in restricted cash)	878.3	394.4

Total Assets	$34,709.0	$35,046.1

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$58.4	$51.8
Short-term debt	—	420.5
Other current liabilities	361.8	270.4
Cash performance bonds and guaranty fund contributions	3,323.9	4,038.5

Total current liabilities	3,744.1	4,781.2
Long-term debt	2,105.3	2,104.8
Deferred tax liabilities, net	7,811.1	7,840.4
Other liabilities	192.4	191.5

Total Liabilities	13,852.9	14,917.9

Redeemable non-controlling interest	68.6	68.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 66,862 and 66,847 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	0.7	0.7
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,293.1	17,277.7
Retained earnings	3,248.8	2,885.8
Accumulated other comprehensive income (loss)	244.9	(104.1)

Total Shareholders’ Equity	20,787.5	20,060.1

Total Liabilities and Shareholders’ Equity	$34,709.0	$35,046.1

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Quarter Ended March 31,
	2011	2010
Revenues
Clearing and transaction fees	$691.3	$578.0
Market data and information services	107.0	87.6
Access and communication fees	11.5	10.9
Other	21.8	16.7

Total Revenues	831.6	693.2

Expenses
Compensation and benefits	122.3	98.8
Communications	9.9	10.1
Technology support services	12.0	12.2
Professional fees and outside services	30.7	31.2
Amortization of purchased intangibles	33.2	30.8
Depreciation and amortization	31.0	32.2
Occupancy and building operations	19.4	20.5
Licensing and other fee agreements	23.5	21.1
Other	25.5	21.6

Total Expenses	307.5	278.5

Operating Income	524.1	414.7

Non-Operating Income (Expense)
Investment income	18.8	11.1
Gains (losses) on derivative investments	(0.1)	6.0
Interest and other borrowing costs	(30.1)	(31.4)
Equity in net losses of unconsolidated subsidiaries	(1.1)	(1.5)

Total Non-Operating	(12.5)	(15.8)

Income before Income Taxes	511.6	398.9
Income tax provision	54.5	158.7

Net Income	457.1	240.2
Less: net income attributable to redeemable non-controlling interest	0.5	—

Net Income Attributable to CME Group	$456.6	$240.2

Earnings per Common Share Attributable to CME Group:
Basic	$6.83	$3.63
Diluted	6.81	3.62

Weighted Average Number of Common Shares:
Basic	66,857	66,234
Diluted	67,062	66,428

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	66,847	3	$17,278.4	$2,885.8	$(104.1)	$20,060.1
Comprehensive income attributable to CME Group:
Net income attributable to CME Group				456.6		456.6
Change in net unrealized gain on securities, net of tax $106.4					266.2	266.2
Change in net actuarial loss on defined benefit plans, net of tax of $1.1					(1.7)	(1.7)
Net change in derivative instruments, net of tax of $0.2					0.3	0.3
Change in foreign currency translation adjustment, net of tax of $13.4					84.2	84.2

Total comprehensive income attributable to CME Group						805.6
Cash dividends on common stock of $1.40 per share				(93.6)		(93.6)
Exercise of stock options	14		3.2			3.2
Vesting of issued restricted class A common stock	1		0.2			0.2
Stock-based compensation			12.0			12.0

Balance at March 31, 2011	66,862	3	$17,293.8	$3,248.8	$244.9	$20,787.5

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2009	66,511	3	$17,187.3	$2,239.9	$(126.2)	$19,301.0
Comprehensive income attributable to CME Group:
Net income attributable to CME Group				240.2		240.2
Change in net unrealized gain on securities, net of tax $1.8					(5.3)	(5.3)
Change in net actuarial loss on defined benefit plans, net of tax of $0.6					0.9	0.9
Net change in derivative instruments, net of tax of $0.1					0.1	0.1
Change in foreign currency translation adjustment, net of tax of $2.2					(3.3)	(3.3)

Total comprehensive income attributable to CME Group						232.6
Cash dividends on common stock of $1.15 per share				(75.9)		(75.9)
Repurchase of Class A common stock	(936)		(281.8)			(281.8)
Exercise of stock options	26		2.1			2.1
Excess tax benefits from option exercises and restricted stock vesting			2.4			2.4
Stock-based compensation			9.3			9.3

Balance at March 31, 2010	65,601	3	$16,919.3	$2,404.2	$(133.8)	$19,189.7

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$457.1	$240.2
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12.0	9.3
Amortization of purchased intangibles	33.2	30.8
Depreciation and amortization	31.0	32.2
Net accretion of discounts and amortization of debt financing costs	1.9	1.1
Equity in net losses of unconsolidated subsidiaries	1.1	1.5
Deferred income taxes	(152.1)	(7.2)
Change in assets and liabilities:
Accounts receivable	(96.4)	(48.3)
Other current assets	(1.0)	(6.6)
Other assets	(19.5)	(12.8)
Accounts payable	6.3	(10.4)
Income tax payable	157.2	146.9
Other current liabilities	(71.0)	(27.8)
Other liabilities	2.4	7.8
Other	(0.1)	(1.0)

Net Cash Provided by Operating Activities	362.1	355.7

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	5.5	5.5
Purchases of available-for-sale marketable securities	(5.1)	(5.1)
Purchases of property, net	(41.4)	(26.3)
Cash acquired from Index Services	—	6.1
Other	(0.6)	—

Net Cash Used in Investing Activities	(41.6)	(19.8)

Cash Flows from Financing Activities
Proceeds (repayments) of commercial paper, net	—	200.0
Proceeds from other borrowings, net of issuance costs	—	608.4
Repayment of other borrowings	(420.5)	—
Cash dividends	(93.6)	(75.9)
Repurchase of Class A common stock, including costs	—	(281.8)
Proceeds from exercise of stock options	3.2	2.1
Distribution paid to non-controlling interest	—	(607.5)
Excess tax benefits related to employee option exercises and restricted stock vesting	—	2.4
Other	(0.1)	—

Net Cash Used in Financing Activities	(511.0)	(152.3)

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Quarter Ended March 31,
	2011	2010
Net change in cash and cash equivalents	(190.5)	183.6
Cash and cash equivalents, beginning of period	855.2	260.6

Cash and Cash Equivalents, End of Period	$664.7	$444.2

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$7.0	$27.8
Interest paid	56.6	44.0
Non-cash investing activities:
Change in net unrealized securities gains (losses)	372.6	(4.6)
Change in net unrealized derivatives gains (losses)	0.5	0.2

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

The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2011 and December 31, 2010 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (SEC) on February 28, 2011. Certain reclassifications have been made to the 2010 financial statements to conform to the presentation in 2011.

2. Intangible Assets and Goodwill

Intangible assets consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
(in millions)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$3,080.7	$(319.5)	$2,761.2	$3,081.0	$(292.3)	$2,788.7
Lease-related intangibles	83.2	(36.5)	46.7	83.2	(33.5)	49.7
Technology-related intellectual property	51.2	(20.4)	30.8	51.3	(17.8)	33.5
Other (1)	15.0	(12.5)	2.5	15.1	(11.8)	3.3

	3,230.1	(388.9)	2,841.2	3,230.6	(355.4)	2,875.2
Foreign currency translation adjustments	(7.6)	4.1	(3.5)	(8.7)	4.3	(4.4)

Total amortizable intangible assets	$3,222.5	$(384.8)	2,837.7	$3,221.9	$(351.1)	2,870.8

Indefinite-Lived Intangible Assets:
Trade names			582.9			582.9
Foreign currency translation adjustments			(0.4)			(0.4)

Total intangible assets – other, net			$3,420.2			$3,453.3

Trading products (2)			$17,040.5			$17,040.5

(1)	At March 31, 2011 and December 31, 2010, other amortizable intangible assets consisted of non-compete, service and market maker agreements as well as a definite-lived trade name.
(2)	Trading products represent futures and options products acquired in our business combinations with CBOT Holdings and NYMEX Holdings. Clearing and transaction fees revenues are generated through the trading of these products. These trading products, most of which have traded for decades, require authorization from the Commodity and Futures Trading Commission (CFTC). Product authorizations from the CFTC have no term limits.

Total amortization expense for intangible assets was $33.2 million and $30.8 million for the quarters ending March 31, 2011 and 2010, respectively. As of March 31, 2011, the future estimated amortization expense related to amortizable intangible assets is expected to be:

(in millions)
Remainder of 2011	$98.6
2012	126.2
2013	120.0
2014	118.3
2015	114.4
2016	109.0
Thereafter	2,151.2

Goodwill activity consisted of the following for the quarter ended March 31, 2011 and the year ended December 31, 2010:

(in millions)	Balance at December 31, 2010	Business Combinations	Impairment Adjustment	Other Activity (3)	Balance at March 31, 2011
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,462.3	—	—	(0.1)	2,462.2
Index Services	435.6	—	—	(0.5)	435.1
Other	50.0	—	—	2.4	52.4

Total Goodwill	$7,983.6	$—	$—	$1.8	$7,985.4

(in millions)	Balance at December 31, 2009	Business Combinations	Impairment Adjustment	Other Activity (3)	Balance at December 31, 2010
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,463.1	—	—	(0.8)	2,462.3
Index Services	—	435.6	—	—	435.6
Other	50.4	21.1	(19.8)	(1.7)	50.0

Total Goodwill	$7,549.2	$456.7	$(19.8)	$(2.5)	$7,983.6

(3)	Other activity includes adjustments to restructuring costs and tax contingencies for NYMEX Holdings and the recognition of excess tax benefits upon exercise of stock options assumed for NYMEX Holdings. It also includes adjustments to the preliminary purchase price allocation for Index Services and foreign currency translation adjustments.

The company conducts impairment testing of goodwill and indefinite-lived intangible assets at least annually. During the second quarter of 2010, the company recorded a $19.8 million impairment charge to reduce the carrying amount of CMA goodwill to its estimated fair value.

3. Debt

Short -term debt consisted of the following at March 31, 2011 and December 31, 2010:

(in millions)	March 31, 2011	December 31, 2010
Term loan due 2011, interest equal to 3-month LIBOR plus
1.00%, reset quarterly(1)	$—	$420.5

Total short-term debt	$—	$420.5

Long-term debt consisted of the following at March 31, 2011 and December 31, 2010:

(in millions)	March 31, 2011	December 31, 2010
$750.0 million fixed rate notes due August 2013, interest equal to 5.40%	$748.7	$748.6
$750.0 million fixed rate notes due February 2014, interest equal to 5.75%	747.4	747.1
$612.5 million fixed rate notes due March 2018, interest equal to 4.40%(2)	609.2	609.1

Total long-term debt	$2,105.3	$2,104.8

(1)	In September 2008, the company entered into an interest rate swap agreement that modified the variable interest obligation associated with this facility so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008. This interest rate swap agreement was terminated in January 2011 when the term loan was repaid.
(2)	In February 2010, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46% at issuance on March 18, 2010.

Commercial paper notes with an aggregate par value of $1.0 billion and maturities ranging from 1 to 33 days were issued during the first quarter of 2011. There was no commercial paper outstanding at December 31, 2010 or March 31, 2011. During the first quarter of 2011 and 2010, the weighted average balance, at par value, of commercial paper outstanding was $124.3 million and $230.0 million, respectively. In the first quarter of 2011, the maximum month-end balance for commercial paper was $200.0 million in January. In the first quarter of 2010, the maximum month-end balance was $300.0 million in February and March.

Long-term debt maturities, at par value, were as follows as of March 31, 2011:

(in millions)
2012	$—
2013	750.0
2014	750.0
2015	—
2016	—
Thereafter	612.5

The fair values of the fixed rate notes due 2013 and 2014 were estimated using quoted market prices. The fair value of the fixed rate notes due 2018 was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. At March 31, 2011, the fair values of the fixed rate notes by maturity date were as follows.

(in millions)	Fair Value
$750.0 million fixed rate notes due August 2013	$817.4
$750.0 million fixed rate notes due February 2014	830.0
$612.5 million fixed rate notes due March 2018	619.0

4. Income Taxes

The company’s effective tax rate decreased to 10.7% in the first quarter of 2011 from 39.8% in the first quarter of 2010. The effective tax rate decreased by 23.1% due to a tax benefit of $118.1 million resulting from a change in state tax apportionment. This change resulted in a reduction in the income tax provision primarily due to a revaluation of existing deferred tax liabilities. The effective tax rate also decreased by 9.5% due to a $48.8 million reduction in valuation allowances on unrealized capital losses previously reserved. The company began marking-to-market its investment in BM&FBOVESPA S.A. (BM&FBOVESPA) in the first quarter of 2011 which resulted in the reversal of these unrelated valuation allowances.

Also, the company reversed a valuation allowance of $64.3 million related to its investment in BM&FBOVESPA, which increased accumulated other comprehensive income (loss). The valuation allowance was reversed because the company began marking-to-market its investment in BM&FBOVEPA in the first quarter of 2011.

5. Contingencies

Legal Matters. In 2008, Fifth Market filed a complaint against CME Group and CME seeking a permanent injunction against CME’s Globex system and enhanced damages for what the plaintiff alleges is willful infringement of two U.S. patents, in addition to costs, expenses and attorneys’ fees. Discovery in the matter is ongoing and trial is set for 2012. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

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

The foregoing legal matters involve alleged infringements of intellectual property, which due to their nature involve potential liability that is uncertain and difficult to quantify. The company believes that the matters are without merit and intends to defend itself vigorously against the claims. Due to the early stages of the Fifth Market and Realtime Data matters, the company is unable to quantify potential damages in the unlikely event it were found to be liable at trial. In the unlikely event the company were found to be liable at trial in the Garber matter, it has estimated potential damages to be between approximately $1.5 million and $3.0 million.

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

Regulatory Matters. In the normal course of business, the company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry and oversight. These matters could result in censures, fines, penalties or other sanctions. Management believes the outcome of any resulting actions will not have a material adverse affect on its consolidated financial position or results of operation. However, the company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential fines, penalties or injunctive or other equitable relief, if any, that may result from these matters.

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

6. Guarantees

CME Clearing Contract Settlement. CME marks-to-market open positions for most products at least twice a day, and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. For select product offerings within newer markets, positions are marked-to-market once daily, with the capability to mark-to-market more frequently as market conditions warrant. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME’s guarantee would be one half day of changes in fair value of all open positions, before considering CME’s ability to access defaulting clearing firms’ performance bond and guaranty fund balances as well as other available resources. During the first quarter of 2011, CME transferred an average of approximately $2.7 billion a day through its clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2011.

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2011. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At March 31, 2011, CME was contingently liable to SGX on irrevocable letters of credit totaling $117.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm.

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

GFX Corporation Letter of Credit. CME guarantees a $15.0 million standby letter of credit for GFX Corporation (GFX). The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures positions. Per exchange requirements, GFX is required to place performance bond deposits with its clearing firm. The letter of credit, utilized as a performance bond, would be drawn on in the event that GFX defaults in meeting requirements to its clearing firm. In the unlikely event of a payment default by GFX, if GFX’s performance bond is not sufficient to cover the deficit, CME would guarantee the remaining deficit, if any.

7. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the board of directors was $12.9 million and $9.9 million for the quarter ended March 31, 2011 and 2010, respectively. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $5.1 million and $4.0 million for the quarters ended March 31, 2011 and 2010, respectively.

In the first quarter of 2011, the company granted employees stock options totaling 4,616 shares under the CME Group Omnibus Stock Plan. The options have a ten-year term with an exercise price of $286 per share, the closing market price on the date of grant. The fair value of these options totaled $0.5 million, measured at the grant date using the Black-Scholes valuation model, which is recognized as compensation expense on an accelerated basis over the vesting period of four years. The Black-Scholes fair value of the option grants were calculated using the following assumptions: dividend yield of 2.0%; expected volatility of 42%; risk-free interest rate of 2.4% and an expected life of 6.3 years. The grant date weighted average fair value of options granted during the first quarter of 2011 was $103 per share.

In the first quarter of 2011, the company granted 6,297 shares of restricted Class A common stock which generally have a vesting period of two to four years. The fair value of these grants was $1.8 million, which is recognized as compensation expense on an accelerated basis over the vesting period.

8. Accumulated Other Comprehensive Income (Loss)

In December 2008, an unrealized loss of $81.7 million, net of tax, resulting from changes in foreign currency exchange rates, was recorded in accumulated other comprehensive income (loss) upon recognizing impairment on the company’s investment in BM&FBOVESPA. Prior to February 2011, this investment was recorded at cost due to restrictions on sale of the stock. The company began marking-to-market its investment in BM&FBOVESPA in February 2011 because these restrictions will lapse in February 2012, with changes in unrealized gains (losses) recorded in accumulated other comprehensive income (loss). During the first quarter the company recognized an unrealized gain on securities of $265.0 million, net of tax, and reversed the unrealized loss of $81.7 million, net of tax, attributable to currency translation adjustments recorded in December 2008. The market value of the company’s investment in BM&FBOVESPA at March 31, 2011 was $727.6 million.

9. Fair Value Measurements

The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

—	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

—

Level 2 inputs consist of observable market data, other than level 1 inputs, such as quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are directly observable.

—	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.

In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. Level 1 assets generally include U.S. Treasury securities, exchange-traded mutual funds and publicly-traded equity securities. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Assets included in level 2 generally consist of U.S. Government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. The level 2 marketable securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings. There were no level 3 assets that were valued on a recurring basis as of March 31, 2011. In addition, there were no liabilities valued at fair value on a recurring basis.

Financial assets recorded in the consolidated balance sheet as of March 31, 2011 were classified in their entirety based on the lowest level of input that was significant to each asset’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

	At March 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$5.1	$—	$—	$5.1
Mutual funds	32.6	—	—	32.6
Corporate bonds	—	0.1	—	0.1
Municipal bonds	—	4.4	—	4.4
Asset-backed securities	—	1.7	—	1.7
U.S. Government agency securities	—	10.7	—	10.7

Total	37.7	16.9	—	54.6
Equity investments	775.4	—	—	775.4

Total Assets at Fair Value	$813.1	$16.9	$—	$830.0

At March 31, 2011, equity investments include our investment in BM&FBOVESPA, which has been recorded at fair value using the quoted market price beginning in February 2011. The fair value of our investment in BM&FBOVESPA is $727.6 million at March 31, 2011. Until February 2011, this investment was recorded at cost due to restrictions on sale of the stock that exceeded a one year time period. Equity investments are included in other assets in the consolidated balance sheets.

There were no transfers of assets between level 1 and level 2 during the first quarter of 2011. Additionally, there were no assets or liabilities valued at fair value on a recurring or non-recurring basis using significant unobservable inputs during the first quarter of 2011.

10. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to CME Group by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options of approximately 694,000 and 609,000 were anti-dilutive for the quarters ended March 31, 2011 and 2010, respectively. There were no anti-dilutive restricted stock awards for the quarters ended March 31, 2011 and 2010.

	Quarter Ended March 31,
(in millions, except shares and per share data)	2011	2010
Net Income Attributable to CME Group	$456.6	$240.2

Weighted Average Number of Common Shares (in thousands):
Basic	66,857	66,234
Effect of stock options	137	155
Effect of restricted stock grants	68	39

Diluted	67,062	66,428

Earnings per Common Share Attributable to CME Group:
Basic	$6.83	$3.63
Diluted	6.81	3.62

11. Subsequent Events

The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure except for the following:

In May 2011, the board of directors authorized a share buyback program of up to $750.0 million of CME Group Class A common stock over a 12 month period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010.

References in this discussion and analysis to “we,” “us” and “our” are to CME Group and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), and New York Mercantile Exchange, Inc. (NYMEX), collectively.

RESULTS OF OPERATIONS

Financial Highlights

The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2011	2010	Change
Total revenues	$831.6	$693.2	20%
Total expenses	307.5	278.5	10
Operating margin	63%	60%

Non-operating income (expense)	$(12.5)	$(15.8)	(21)
Effective tax rate	11%	40%

Net income attributable to CME Group	$456.6	$240.2	90
Diluted earnings per common share attributable to CME Group	6.81	3.62	88

Cash flows from operating activities	362.1	355.7	2

—	Growth in overall trading volume contributed to an increase in clearing and transaction fees revenue in the first quarter of 2011 when compared with the same period of 2010.

—

An increase in compensation and benefits expense due to the addition of employees related to the formation of CME Group Index Services LLC (Index Services) in March 2010 as well as bonus expense contributed to higher overall expenses.

—	The decline in the effective tax rate was largely attributable to a change in state tax apportionment and a reduction in valuation allowances on other unrealized capital losses previously reserved.

—

Cash flows from operations are strongly correlated with trading volume. Average daily volume increased by 19% during the first quarter of 2011 when compared with the same period in 2010. The increase in cash flows from operations was partially offset by a decrease in deferred taxes.

	Quarter Ended March 31,
(dollars in millions)	2011	2010	Change
Clearing and transaction fees	$691.3	$578.0	20%
Market data and information services	107.0	87.6	22
Access and communication fees	11.5	10.9	5
Other	21.8	16.7	31

Total Revenues	$831.6	$693.2	20

Clearing and Transaction Fees

The following table summarizes our total contract volume, revenue and average rate per contract. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing house. Contract volume also includes cleared-only CME ClearPort contracts. Volume is measured in round turns, which is considered a completed transaction which involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fee revenues by total contract volume. All amounts exclude our TRAKRS, credit default swaps and interest rate swaps.

	Quarter Ended March 31,
	2011	2010	Change
Total volume (in millions)	855.2	704.2	21%
Clearing and transaction fees (in millions)	$691.3	$578.0	20
Average rate per contract	0.808	0.821	(2)

We estimate the following increases (decreases) in clearing and transaction fees based on change in total volume and change in average rate per contract during the first quarter of 2011 when compared with the same period in 2010.

(in millions)
Increase due to change in total volume	$124.0
Decrease due to change in average rate per contract	(10.7)

Net increase in clearing and transaction fees	$113.3

Average rate per contract is impacted by our rate structure, which includes volume-based incentives; product mix; trading venue; and the percentage of volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the change in revenues attributable to changes in each is only an approximation.

Contract Volume

The following table summarizes average daily contract volume.

	Quarter Ended March 31,
(amounts in thousands)	2011	2010	Change
Product Line Average Daily Volume:
Interest rate	6,424	5,120	25%
Equity	2,906	2,815	3
Foreign exchange	961	887	8
Agricultural commodity	1,154	785	47
Energy	1,973	1,609	23
Metal	376	328	15

Aggregate average daily volume	13,794	11,544	19

Average Daily Volume by Venue:
Electronic	11,605	9,562	21
Open outcry	1,467	1,318	11
Privately negotiated	224	190	18

Total exchange-traded volume	13,296	11,070	20
Total CME ClearPort	498	474	5

Aggregate average daily volume	13,794	11,544	19

Electronic Volume as a Percentage of Total Volume	84%	83%

Interest Rate Products

The following table summarizes average daily volume for our key interest rate products.

	Quarter Ended March 31,
(amounts in thousands)	2011	2010	Change
Eurodollar futures	2,519	1,996	26%
Eurodollar options	769	674	14
U.S. Treasury futures and options:
10-Year	1,502	1,167	29
5-Year	747	501	49
Treasury bond	400	346	16
2-Year	347	323	8

The overall increase in interest rate product volume was attributable to changing market expectations about interest rate increases based on a continued zero interest rate policy in the United States as well as overall improvement in the economic environment following the credit crisis. Market expectations regarding interest rate increases have shifted further into the future. This shift in expectations and an increase in volatility in long-term interest rate yields resulted in growth in longer-term Eurodollar contracts and U.S. Treasury contracts. We also believe the increase in U.S. Treasury contract volume is attributable to changing expectations regarding the Federal Reserve’s intention to continue to buy additional U.S. Treasury securities to stimulate the economy.

Equity Products

The following table summarizes average daily volume for our key equity futures and options products.

	Quarter Ended March 31,
(amounts in thousands)	2011	2010	Change
E-mini S&P 500	2,329	2,221	5%
E-mini NASDAQ 100	293	319	(8)

Overall equity products volume remained relatively flat in the first quarter of 2011 when compared with the same period of 2010 as a rise in average daily volume for E-mini S&P 500 contracts was partially offset by a decline in average daily volume for the E-mini NASDAQ 100. We believe the increase in average daily volume for E-mini S&P 500 contracts was attributable to short periods of high volatility during the first quarter of 2011 caused by events in Asia and the Middle East. In general, equity products that hedge market risks different from those of the E-mini S&P 500, our most liquid equity product, do not tend to benefit from macro-level events or increased volatility to the same extent.

Foreign Exchange Products

The following table summarizes average daily volume for our key foreign exchange futures and options products.

	Quarter Ended March 31,
(amounts in thousands)	2011	2010	Change
Euro	367	339	8%
Japanese yen	150	126	19
British pound	133	135	(2)
Australian dollar	109	103	6
Canadian dollar	85	85	—

In the first quarter of 2011 when compared with the same period of 2010, growth in overall foreign exchange product volume was attributable to increases in volume for the Euro and Japanese yen contracts. The increase in average daily volume for Euro contracts was attributable to volatility following the European credit crisis, which peaked in the second quarter of 2010. We believe the increase in Japanese yen trading volume was attributable to increased volatility resulting from uncertainty surrounding the Japanese economy following the earthquake and tsunami. In addition, our cross-selling efforts to market participants in other asset classes as well as increased global sales presence contributed to growth in volume.

Agricultural Commodities Products

The following table summarizes average daily volume for our key agricultural commodity futures and options products.

	Quarter Ended March 31,
(amounts in thousands)	2011	2010	Change
Corn	453	269	69%
Soybean	251	181	39
Wheat	125	88	42

We believe that increased volatility associated with changes in global supply attributable to global weather events contributed to the increase in average daily volume for our agricultural commodity products in the first quarter of 2011 when compared with the same period of 2010. We also believe the increase in volume resulted from increased demand for feedgrains caused by increased demand for meat in emerging markets.

Energy Products

The following table summarizes average daily volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2011	2010	Change
Crude oil	1,064	789	35%
Natural gas	571	485	18
Refined products	267	234	14
Power	68	97	(30)

In the first quarter of 2011 when compared with the same period of 2010, we believe the increase in overall energy volume was attributable to increased price volatility within the energy market. We believe that the increase in crude oil volume was due to increased volatility caused by changes in global supply and demand resulting from political unrest in the Middle East. We also believe that increased volatility caused by weather-related events lead to an increase in natural gas contract volume.

Metal Products

The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2011	2010	Change
Gold	233	232	1%
Silver	86	47	82

The overall increase in metal products volume is attributable to the increased investment in precious metals as an asset class. We believe that there has been a shift in investment from gold to silver due to increases in the price of gold.

Average Rate per Contract

The average rate per contract decreased in the first quarter of 2011 when compared with the same period in 2010 due to an increase in member trading volume, which increased faster than non-member trading in the first quarter of 2011. In general, members receive lower rates compared with non-members. In addition, the average rate per contract decreased due to incremental volume in energy and interest rate products which triggered higher-tiered discount levels.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. Two firms each represented 12% of our clearing and transaction fees revenue in the first quarter of 2011. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from a particular clearing firm.

Other Sources of Revenue

The market data and licensing revenue from Index Services contributed to an increase in market data and information services revenue in the first quarter of 2011 when compared with the same period in 2010.

The two largest resellers of our market data represented approximately 40% of our market data and information services revenue in the first quarter of 2011. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.

In the first quarter of 2011, other revenues increased when compared with the same period of 2010 due to $3.3 million of revenues generated from our agreement with BM&FBOVESPA S.A. (BM&FBOVESPA) to develop a new multi-asset class electronic trading platform and $1.5 million in incremental processing services revenue generated from various strategic relationships.

Operating Expenses

	Quarter Ended March 31,
(dollars in millions)	2011	2010	Change
Compensation and benefits	$122.3	$98.8	24%
Communications	9.9	10.1	(1)
Technology support services	12.0	12.2	(1)
Professional fees and outside services	30.7	31.2	(2)
Amortization of purchased intangibles	33.2	30.8	8
Depreciation and amortization	31.0	32.2	(4)
Occupancy and building operations	19.4	20.5	(5)
Licensing and other fee agreements	23.5	21.1	11
Other	25.5	21.6	18

Total Expenses	$307.5	$278.5	10

Operating expenses increased by $29.0 million in the first quarter of 2011 when compared with the same period in 2010. The following table shows the estimated impact of key factors resulting in the increase in operating expenses:

	Quarter Ended March 31, 2011
(dollars in millions)	Amount of Change	Change as a Percentage of Total Expenses
Salaries, benefits and employer taxes	$14.8	5
Bonus expense	5.7	2
Litigation settlements and associated legal fees	5.7	2
Broker rebates	2.8	1
Stock based compensation	2.6	1
Amortization of purchased intangibles	2.4	1
Professional fees related to Index Services	(9.1)	(3)
Depreciation expense on server hardware	(2.5)	(1)
Other expenses, net	6.6	2

Total	$29.0	10%

Salary increases and rising healthcare costs contributed to the increase in salaries, benefits and employer taxes. An increase in average headcount primarily due to the acquisition of Index Services in March 2010 also contributed to an increase in expense.

The increase in our bonus expense in the first quarter of 2011 was due to improved performance relative to our 2011 cash earnings target compared with the same period of 2010 relative to our 2010 cash earnings target.

Expenses increased due to an increase in litigation settlements and associated legal fees.

Stock based compensation increased in the first quarter of 2011 due to the expense impact related to the September 2010 grant.

Amortization of purchased intangibles increased in the first quarter of 2011 due to the amortization of intangible assets created through the formation of Index Services in March 2010 and due to our acquisition of Elysian Systems Ltd.

The increase in broker rebates on CME ClearPort contracts is attributable to growth in contract volumes.

The overall increase in expense was partially offset by a decrease in professional fees relating to the formation and integration of Index Services which occurred in 2010, as well as a decrease in depreciation due to increased use of more efficient technology hardware.

Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2011	2010	Change
Investment income	$18.8	$11.1	69%
Gains (losses) on derivative investments	(0.1)	6.0	(102)
Interest and other borrowing costs	(30.1)	(31.4)	(4)
Equity in net losses of unconsolidated subsidiaries	(1.1)	(1.5)	(26)

Total Non-Operating	$(12.5)	$(15.8)	(21)

The increase in investment income during the first quarter of 2011 when compared with the same period in 2010 was primarily due to an increase in dividend income from our investments in BM&FBOVESPA and IMAREX ASA. Total dividend income was $16.7 million in the first quarter of 2011 compared with $9.9 million for the same period in 2010.

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

In the first quarter of 2011 when compared with the same period in 2010, interest expense decreased due to the repayment of the $420.5 million term loan in January 2011. The decrease in interest expense was partially offset by the issuance of $612.5 million of 4.40% fixed rates notes due 2018 in March 2010.

	Quarter Ended March 31,
	2011	2010	Change
Weighted average borrowings outstanding (in millions)	$2,288.2	$2,545.8	(257.6)
Weighted average effective yield	5.03%	4.73%	0.30%
Total cost of borrowings	5.42	5.00	0.42

Total cost of borrowing includes interest, commitment fees, discount accretion and debt issuance costs.

Income Tax Provision

The effective tax rate decreased to 10.7% in the first quarter of 2011 from 39.8% in the first quarter of 2010. The decrease in our effective rate was primarily attributable to a change in state tax apportionment. This change resulted in a reduction in our income tax provision by $118.1 million due largely to a revaluation of our existing deferred tax liabilities. Additionally, in the first quarter of 2011, we began marking-to-market our investment in BM&FBOVESPA which resulted in a $48.8 million reduction in valuation allowances on other unrealized capital losses previously reserved. In the first quarter of 2010, we reduced the liability for uncertain tax positions by $6.4 million, resulting in an increase in the effective tax rate for the first quarter of 2011, when compared with the same period in 2010.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $362.1 million for the first quarter of 2011 compared with $355.7 million for the same period in 2010. The increase in net cash provided by operating activities was due primarily to higher trading volumes and increased profitability, partially offset by a decrease in deferred tax liabilities. In the first quarter of 2011, net cash provided by operating activities was $95.0 million lower than net income. This decrease was primarily the result of a decrease in deferred tax liabilities of $152.1 million due to the revaluation of our existing deferred tax liabilities and a reduction in deferred tax valuation allowances. Also contributing to the overall decrease was an increase in accounts receivable of $96.4 million. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period. The decrease was partially offset by an increase in income tax payable of $157.2 million. The increase in income tax payable was due to the timing of the estimated quarterly federal income tax payment, which was made in April 2011.

Cash used in investing activities was $41.6 million in the first quarter of 2011 compared with cash used investing activities of $19.8 million in the first quarter of 2010. The increase in cash used was largely attributable to an increase in purchases of property in the first quarter of 2011, when compared with the same period in 2010.

Cash used in financing activities was $511.0 million in the first quarter of 2011 compared with $152.3 million for the same period in 2010. The increase was primarily attributable to the repayment of the $420.5 million term loan on January 11, 2011. The increase was partially offset by share repurchases of $281.8 million in the first quarter of 2010.

Debt Instruments. The following table summarizes our debt outstanding as of March 31, 2011:

(in millions)	Par Value
Fixed rate notes due August 2013, interest equal to 5.40%	$750.0
Fixed rate notes due February 2014, interest equal to 5.75%	750.0
Fixed rate notes due March 2018, interest equal to 4.40% (1)	612.5

(1)	In March 2010, we completed an unregistered offering of fixed rate notes due 2018. Net proceeds from the offering were used to fund a distribution to Dow Jones in conjunction with our investment in Index Services. In February 2010, we entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46% beginning with the interest accrued after March 18, 2010.

Effective January 11, 2011, we entered into a new $1.0 billion multi-currency revolving senior credit facility with various financial institutions. The proceeds from the revolving senior credit facility can be used for general corporate purposes, which includes providing liquidity for our clearing house. As long as we are not in default under the new senior credit facility, we have the option to increase the facility to $1.8 billion with the consent of the agent and lenders providing the additional funds. The new senior credit facility matures in January 2014 and is voluntarily prepayable from time to time without premium or penalty. Under our new credit facility, we are required to remain in compliance with a consolidated net worth test, as defined as our consolidated shareholders’ equity as of September 30, 2010, giving effect to share repurchases made and special dividends paid during the term of the agreement (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65.

We maintain a 364-day fully secured, committed line of credit with a consortium of domestic and international banks to be used in certain situations by our clearing house. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. Clearing firm guaranty fund contributions received in the form of U.S. Treasury securities, Government agency securities or money market mutual fund as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $1.0 billion. At March 31, 2011, guaranty fund collateral available was $2.9 billion. We have the option to request an increase in the line from $1.0 billion to $2.0 billion. In addition to the 364-day fully secured, committed line of credit, we also have the option to use the new $1.0 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default.

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

At March 31, 2011, we have excess borrowing capacity for general corporate purposes of approximately $1.0 billion.

As of March 31, 2011, we were in compliance with the various covenant requirements of all our debt facilities.

CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At March 31, 2011, the letters of credit totaled $117.0 million. CME also guarantees a $15.0 million standby letter of credit for GFX. The beneficiary of this letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit would be utilized in the event that GFX defaults in meeting performance bond requirements to its clearing firm.

The following table summarizes our credit ratings as of March 31, 2011:

Rating Agency	Short-Term Debt Rating	Long-Term Debt Rating	Outlook
Standard & Poor’s	A1+	AA	CreditWatch Negative
Moody’s Investors Service	P1	Aa3	Stable

On March 3, 2011, Standard & Poor’s Ratings Services placed its ratings for CME Group Inc. on CreditWatch Negative.

Given our ability to pay down debt levels and refinance existing debt facilities if necessary, we expect to maintain an investment grade rating. If our ratings are downgraded due to a change in control which results in a downgrade below investment grade, we are required to make an offer to repurchase our fixed rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

Liquidity and Cash Management. Cash and cash equivalents totaled $664.7million at March 31, 2011 and $855.2 million at December 31, 2010. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to risk is minimal given the nature of the investments.

Net current deferred tax assets of $21.6 million and $18.3 million are included in other current assets at March 31, 2011 and December 31, 2010, respectively. Total net current deferred tax assets include unrealized losses, stock-based compensation and accrued expenses.

Net long-term deferred tax liabilities were $7.8 billion at March 31, 2011 and December 31, 2010, respectively. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers including CBOT Holdings and NYMEX Holdings.

Net long-term deferred tax assets include a $19.3 million deferred tax asset for foreign net operating losses related to Swapstream. Our assessment at March 31, 2011 was that we did not currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the $19.3 million deferred tax assets arising from these net operating losses have been fully reserved. Valuation allowances of $1.0 million have also been provided for additional unrealized capital losses on various other investments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2010. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

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

There have been no material updates to the Legal Proceedings as set forth in Item 1. of our Annual Report on Form 10-K, filed with the SEC on February 28, 2011.

Item 1A.	Risk Factors

There have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on February 28, 2011. In addition to the other information contained in this Quarterly Report on Form

10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31	—	$—	—	343,235
February 1 to February 28	—	$—	—	343,235
March 1 to March 31	525	$285.90	—	343,235
Total	525	$285.90	—

(1)	Shares purchased consist of an aggregate of 525 shares of Class A common stock surrendered in the first quarter of 2011 to satisfy employees’ tax obligations upon the vesting of restricted stock.

(2)	Under the terms of the share buyback program announced on February 12, 2010, the company was authorized to purchase shares of Class A common stock up to 2.35 million shares. The authorization of the buyback was approved in connection with our agreement to issue additional Class A common shares to BM&FBOVESPA to increase its aggregate share ownership in the company to 5% and serves to offset the dilution of the shares issued to BM&FBOVESPA. At the end of quarter, 343,235 shares remained yet to be purchased under this authorization. On May 9, 2011, the board of directors authorized a new share buyback program of up to $750.0 million of Class A common stock over a 12-month period. In connection with this new authorization, the authorization to purchase the remaining 343,235 shares was terminated.

Item 6.	Exhibits

31.1	Section 302 Certification—Craig S. Donohue

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: May 10, 2011	By:	/s/ James E. Parisi
Chief Financial Officer & Managing Director Finance and Corporate Development