Form 10-Q
period 2011-06-30
CME GROUP INC.
filed 2011-08-05
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 20, 2011 was as follows: 66,862,797 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to generate revenues from our processing services;

•	our ability to maintain existing customers, develop strategic relationships and attract new customers;

•	our ability to expand and offer our products outside the United States;

•	changes in domestic and non-U.S. regulations;

•	changes in government policy, including policies relating to common or directed clearing and changes as a result of legislation stemming from the implementation of the Dodd-Frank Act;

•	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to generate revenue from our market data that may be reduced or eliminated by the growth of electronic trading, the state of the overall economy or declines in subscriptions;

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

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$693.6	$855.2
Marketable securities	55.0	50.2
Accounts receivable, net of allowance of $1.3 and $1.6	385.8	297.5
Other current assets (includes $40.0 and $0 in restricted cash)	178.9	146.1
Cash performance bonds and guaranty fund contributions	4,241.8	4,038.5

Total current assets	5,555.1	5,387.5
Property, net of accumulated depreciation and amortization of $556.5 and $512.9	812.8	786.8
Intangible assets – trading products	17,040.5	17,040.5
Intangible assets – other, net	3,379.1	3,453.3
Goodwill	7,985.4	7,983.6
Other assets (includes $20.0 and $0 in restricted cash)	816.3	394.4

Total Assets	$35,589.2	$35,046.1

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$39.7	$51.8
Short-term debt	—	420.5
Other current liabilities	241.2	270.4
Cash performance bonds and guaranty fund contributions	4,241.8	4,038.5

Total current liabilities	4,522.7	4,781.2
Long-term debt	2,105.8	2,104.8
Deferred tax liabilities, net	7,786.5	7,840.4
Other liabilities	201.1	191.5

Total Liabilities	14,616.1	14,917.9

Redeemable non-controlling interest	70.6	68.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 66,667 and 66,847 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	0.7	0.7
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,244.9	17,277.7
Retained earnings	3,448.6	2,885.8
Accumulated other comprehensive income (loss)	208.3	(104.1)

Total Shareholders’ Equity	20,902.5	20,060.1

Total Liabilities and Shareholders’ Equity	$35,589.2	$35,046.1

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Clearing and transaction fees	$687.8	$684.2	$1,379.1	$1,262.2
Market data and information services	107.9	102.0	214.9	189.6
Access and communication fees	11.3	11.2	22.8	22.1
Other	31.3	16.5	53.1	33.2

Total Revenues	838.3	813.9	1,669.9	1,507.1

Expenses
Compensation and benefits	117.5	103.1	239.8	201.9
Communications	10.8	10.9	20.7	21.0
Technology support services	13.4	12.7	25.4	24.9
Professional fees and outside services	30.7	25.2	61.4	56.4
Amortization of purchased intangibles	33.0	32.3	66.2	63.1
Depreciation and amortization	31.7	32.8	62.7	65.0
Occupancy and building operations	19.0	20.2	38.4	40.7
Licensing and other fee agreements	18.6	21.2	42.1	42.3
Other	29.1	40.4	54.6	62.0

Total Expenses	303.8	298.8	611.3	577.3

Operating Income	534.5	515.1	1,058.6	929.8

Non-Operating Income (Expense)
Investment income	4.6	4.4	23.4	15.5
Gains (losses) on derivative investments	—	—	(0.1)	6.0
Interest and other borrowing costs	(28.7)	(37.9)	(58.8)	(69.3)
Equity in net losses of unconsolidated subsidiaries	(1.1)	(1.5)	(2.2)	(3.0)

Total Non-Operating	(25.2)	(35.0)	(37.7)	(50.8)

Income before Income Taxes	509.3	480.1	1,020.9	879.0
Income tax provision	213.7	208.9	268.2	367.6

Net Income	295.6	271.2	752.7	511.4
Less: net income attributable to redeemable non-controlling Interest	1.9	0.5	2.4	0.5

Net Income Attributable to CME Group	$293.7	$270.7	$750.3	$510.9

Earnings per Common Share Attributable to CME Group:
Basic	$4.40	$4.13	$11.23	$7.75
Diluted	4.38	4.11	11.20	7.73

Weighted Average Number of Common Shares:
Basic	66,759	65,582	66,808	65,906
Diluted	66,974	65,784	67,018	66,104

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	66,847	3	$17,278.4	$2,885.8	$(104.1)	$20,060.1
Comprehensive income attributable to CME Group:
Net income attributable to CME Group				750.3		750.3
Change in net unrealized gain on securities, net of tax of $82.6					228.0	228.0
Change in net actuarial loss on defined benefit plans, net of tax of $1.0					(1.6)	(1.6)
Net change in derivative instruments, net of tax of $0.2					0.4	0.4
Change in foreign currency translation adjustment, net of tax of $14.3					85.6	85.6

Total comprehensive income attributable to CME Group						1,062.7
Dividends on common stock of $2.80 per share				(187.5)		(187.5)
Repurchase of Class A common stock	(220)		(65.3)			(65.3)
Exercise of stock options	25		4.5			4.5
Excess tax benefits from option exercises and restricted stock vesting			0.5			0.5
Vesting of issued restricted class A common stock	4		(0.3)			(0.3)
Shares issued to Board of Directors	8		2.3			2.3
Shares issued under Employee Stock
Purchase Plan	3		0.8			0.8
Stock-based compensation			24.7			24.7

Balance at June 30, 2011	66,667	3	$17,245.6	$3,448.6	$208.3	$20,902.5

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2009	66,511	3	$17,187.3	$2,239.9	$(126.2)	$19,301.0
Comprehensive income attributable to CME Group:
Net income attributable to CME Group				510.9		510.9
Change in net unrealized gain on securities, net of tax $4.1					(11.0)	(11.0)
Change in net actuarial loss on defined benefit plans, net of tax of $0.8					1.2	1.2
Net change in derivative instruments, net of tax of $1.6					2.4	2.4
Change in foreign currency translation adjustment, net of tax of $2.2					(3.2)	(3.2)

Total comprehensive income attributable to CME Group						500.3
Dividends on common stock of $2.30 per share				(151.5)		(151.5)
Repurchase of Class A common stock	(982)		(296.2)			(296.2)
Exercise of stock options	43		4.9			4.9
Excess tax benefits from option exercises and restricted stock vesting			3.1			3.1
Vesting of issued restricted Class A common stock	3
Shares issued to Board of Directors	8		2.3			2.3
Shares issued under Employee Stock Purchase Plan	2		0.7			0.7
Stock-based compensation			18.9			18.9

Balance at June 30, 2010	65,585	3	$16,921.0	$2,599.3	$(136.8)	$19,383.5

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$752.7	$511.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	24.7	18.9
Amortization of purchased intangibles	66.2	63.1
Depreciation and amortization	62.7	65.0
Credit Market Analysis Limited impairment	—	20.5
Net accretion of discounts and amortization of debt financing costs	3.0	2.4
Gain on sale of Index Services assets	(9.8)	—
Equity in net losses of unconsolidated subsidiaries	2.2	3.0
Deferred income taxes	(151.7)	(17.8)
Change in assets and liabilities:
Accounts receivable	(88.0)	(65.0)
Other current assets	(28.5)	16.8
Other assets	(20.5)	(13.9)
Accounts payable	(12.4)	(8.2)
Income tax payable	(6.9)	15.2
Other current liabilities	(24.1)	32.2
Other liabilities	6.8	7.2
Other	(0.3)	(1.7)

Net Cash Provided by Operating Activities	576.1	649.1

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	5.8	6.1
Purchases of available-for-sale marketable securities	(5.1)	(5.1)
Purchases of property, net	(88.4)	(53.8)
Cash acquired from Index Services	—	5.4
Proceeds from sale of Index Services assets	18.0	—
Proceeds from Chicago Board Options Exchange exercise right privileges	—	39.7
Other	(0.5)	—

Net Cash Used in Investing Activities	(70.2)	(7.7)

Cash Flows from Financing Activities
Proceeds (repayments) of commercial paper, net	—	(99.9)
Proceeds from other borrowings, net of issuance costs	—	608.0
Repayment of other borrowings	(420.5)	—
Cash dividends	(187.5)	(151.5)
Repurchase of Class A common stock, including costs	(65.3)	(296.2)
Proceeds from exercise of stock options	4.5	4.9
Distribution paid to non-controlling interest	—	(607.5)
Excess tax benefits related to employee option exercises and restricted stock vesting	0.5	3.1
Other	0.8	0.7

Net Cash Used in Financing Activities	(667.5)	(538.4)

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Net change in cash and cash equivalents	(161.6)	103.0
Cash and cash equivalents, beginning of period	855.2	260.6

Cash and Cash Equivalents, End of Period	$693.6	$363.6

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$411.1	$351.9
Interest paid	56.6	46.1
Non-cash investing activities:
Change in net unrealized securities gains (losses)	310.6	15.1
Change in net unrealized derivatives gains (losses)	0.6	4.0

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements consist of CME Group Inc. (CME Group) and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and their respective subsidiaries (collectively, the exchange). On March 18, 2010, CBOT acquired a 90% ownership interest in CME Group Index Holdings LLC, which owns CME Group Index Services LLC (Index Services), a joint venture with Dow Jones & Company (Dow Jones). The financial statements and accompanying notes presented in this report include the financial results of Index Services beginning on March 19, 2010.

The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2011 and December 31, 2010 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

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

2. Intangible Assets and Goodwill

Intangible assets consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
(in millions)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships (1)	$3,071.9	$(346.2)	$2,725.7	$3,081.0	$(292.3)	$2,788.7
Lease-related intangibles	83.2	(39.4)	43.8	83.2	(33.5)	49.7
Technology-related intellectual property	56.2	(23.0)	33.2	51.3	(17.8)	33.5
Other (2)	11.6	(9.7)	1.9	15.1	(11.8)	3.3

	3,222.9	(418.3)	2,804.6	3,230.6	(355.4)	2,875.2

Foreign currency translation adjustments	(7.6)	4.5	(3.1)	(8.7)	4.3	(4.4)

Total amortizable intangible assets	$3,215.3	$(413.8)	2,801.5	$3,221.9	$(351.1)	2,870.8

Indefinite-Lived Intangible Assets:
Trade names			578.0			582.9
Foreign currency translation adjustments			(0.4)			(0.4)

Total intangible assets – other, net			$3,379.1			$3,453.3

Trading products (3)			$17,040.5			$17,040.5

(1)	In the second quarter of 2011, the company sold its rights in certain Index Services customer relationships. The net book value of these assets at the time of the sale was $8.2 million.

(2)	At June 30, 2011 and December 31, 2010, other amortizable intangible assets consisted of service and market maker agreements and a definite-lived trade name.

(3)	Trading products represent futures and options products acquired in our business combinations with CBOT Holdings and NYMEX Holdings. Clearing and transaction fees revenues are generated through the trading of these products. These trading products, most of which have traded for decades, require authorization from the Commodity and Futures Trading Commission (CFTC). Product authorizations from the CFTC have no term limits.

Total amortization expense for intangible assets was $33.0 million and $32.3 million for the quarters ended June 30, 2011 and 2010, respectively. Total amortization expense for intangible assets was $66.2 million and $63.1 million for the first six months of 2011 and 2010, respectively. As of June 30, 2011, the future estimated amortization expense related to amortizable intangible assets is expected to be:

(in millions)
Remainder of 2011	$65.8
2012	126.4
2013	120.3
2014	118.6
2015	114.7
2016	109.3
Thereafter	2,146.4

Goodwill activity consisted of the following for the six months ended June 30, 2011 and the year ended December 31, 2010:

(in millions)	Balance at December 31, 2010	Business Combinations	Impairment Adjustment	Other Activity (4)	Balance at June 30, 2011
CBOT Holdings, Inc.	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings, Inc.	2,462.3	—	—	(0.1)	2,462.2
Index Services	435.6	—	—	(0.5)	435.1
Other	50.0	—	—	2.4	52.4

Total Goodwill	$7,983.6	$—	$—	$1.8	$7,985.4

(in millions)	Balance at December 31, 2009	Business Combinations	Impairment Adjustment	Other Activity (4)	Balance at December 31, 2010
CBOT Holdings, Inc.	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings, Inc.	2,463.1	—	—	(0.8)	2,462.3
Index Services	—	435.6	—	—	435.6
Other	50.4	21.1	(19.8)	(1.7)	50.0

Total Goodwill	$7,549.2	$456.7	$(19.8)	$(2.5)	$7,983.6

(4)	Other activity includes adjustments to restructuring costs and tax contingencies for NYMEX Holdings, Inc. and the recognition of excess tax benefits upon exercise of stock options assumed for NYMEX Holdings, Inc. It also includes adjustments to the preliminary purchase price allocation for Index Services and foreign currency translation adjustments. The company conducts impairment testing of goodwill and indefinite-lived intangible assets at least annually.

During the second quarter of 2010, the company recorded a $19.8 million impairment charge to reduce the carrying amount of Credit Market Analysis, Ltd. (CMA) goodwill to its estimated fair value.

3. Debt

Short-term debt consisted of the following at June 30, 2011 and December 31, 2010:

(in millions)	June 30, 2011	December 31, 2010
Term loan due 2011, interest equal to 3-month LIBOR plus 1.00%, reset quarterly(1)	$—	$420.5

Total short-term debt	$—	$420.5

(1)	In September 2008, the company entered into an interest rate swap agreement that modified the variable interest obligation associated with this facility so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008. This interest rate swap agreement was terminated in January 2011 when the term loan was repaid.

Long-term debt consisted of the following at June 30, 2011 and December 31, 2010:

(in millions)	June 30, 2011	December 31, 2010
$750.0 million fixed rate notes due August 2013, interest equal to 5.40%	$748.9	$748.6
$750.0 million fixed rate notes due February 2014, interest equal to 5.75%	747.6	747.1
$612.5 million fixed rate notes due March 2018, interest equal to 4.40%(2)	609.3	609.1

Total long-term debt	$2,105.8	$2,104.8

(2)	In February 2010, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46% at issuance on March 18, 2010.

Commercial paper notes with an aggregate par value of $1.0 billion and maturities ranging from 1 to 33 days were issued during the first six months of 2011. There was no commercial paper outstanding at December 31, 2010 or June 30, 2011. During the first six months of 2011 and 2010, the weighted average balance, at par value, of commercial paper outstanding was $61.8 million and $168.2 million, respectively. In the first six months of 2011, the maximum month-end balance for commercial paper was $200.0 million in January. In the first six months of 2010, the maximum month-end balance was $300.0 million in February and March.

Long-term debt maturities, at par value, were as follows as of June 30, 2011:

(in millions)
2012	$—
2013	750.0
2014	750.0
2015	—
2016	—
Thereafter	612.5

The fair values of the fixed rate notes due 2013 and 2014 were estimated using quoted market prices. The fair value of the fixed rate notes due 2018 was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. At June 30, 2011, the fair values of the fixed rate notes by maturity date were as follows.

(in millions)	Fair Value
$750.0 million fixed rate notes due August 2013	$817.3
$750.0 million fixed rate notes due February 2014	833.0
$612.5 million fixed rate notes due March 2018	634.2

4. Income Taxes

The company’s effective tax rate decreased to 26.3% in the first six months of 2011 from 41.8% in the first six months of 2010. The effective tax rate decreased by 11.6% due to a tax benefit of $118.1 million resulting from a change in state tax apportionment in the first quarter of 2011. This change resulted in a reduction in the income tax provision primarily due to a revaluation of existing deferred tax liabilities. The effective tax rate also decreased by 4.8% due to a $48.8 million reduction in valuation allowances on unrealized capital losses previously reserved. The company began marking-to-market its investment in BM&FBOVESPA S.A. (BM&FBOVESPA) in the first quarter of 2011 which resulted in the reversal of these unrelated valuation allowances.

Also, the company reversed a valuation allowance of $64.3 million related to its investment in BM&FBOVESPA, which increased accumulated other comprehensive income (loss) in the first quarter of 2011. The valuation allowance was reversed because the company began marking-to-market its investment in BM&FBOVEPA in the first quarter of 2011.

5. Contingencies

Legal Matters. In 2008, Fifth Market filed a complaint against CME Group and CME seeking a permanent injunction against CME’s Globex system and unquantified enhanced damages for what the plaintiff alleges is willful infringement of two U.S. patents, in addition to costs, expenses and attorneys’ fees. The matter has been stayed pending the outcome of a reexamination of one of the patents at issue by the U.S. Patent and Trademark Office (USPTO). Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

In 2009, CME and CBOT filed a complaint against Howard Garber seeking a declaratory judgment that neither CME nor CBOT infringed Mr. Garber’s patent and that his patent is invalid and unenforceable. In 2009, Technology Research Group LLC, the current owner of the patent at issue, filed counterclaims alleging that CME and CBOT willingly infringe or induce or contribute to the infringement of its patent. Technology Research is seeking damages in the amount no less than a reasonable royalty. Trial was originally set for June 2011. The matter has been dismissed without prejudice with right to reinstate pending reexamination of the patent at issue by the USPTO and all settlement possibilities are evaluated. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

In 2009, Realtime Data LLC filed a complaint against CME Group and other exchanges alleging willful infringement of four patents which, was later amended to add CBOT and NYMEX as defendants. Subsequently, two additional lawsuits have been filed each adding a claim for the infringement of an additional patent. Both of these lawsuits have been consolidated with the original action. Realtime Data is seeking a permanent injunction, unquantified enhanced damages, attorneys’ fees and costs. Discovery in this matter is in the early stages. The Court of Appeals for the Federal Circuit has ordered that the case be transferred to the Southern District of New York. Realtime has requested reconsideration of the transfer. The case is currently stayed pending the Federal Circuits decision on the request for reconsideration. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

The foregoing legal matters involve alleged infringements of intellectual property, which due to their nature involve potential liability that is uncertain, difficult to quantify and involve a wide range of potential outcomes. The company believes that the matters are without merit and intends to defend itself vigorously against the claims. We expect the reexaminations by the USPTO in the Fifth Market and Garber matters to result in a determination of the validity of the patents at issue which we expect will have an impact on the merits of the matters. Given the uncertainty of the potential outcome of the reexaminations, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible loss in the unlikely event it were found to be liable at trial in these matters. In the Realtime matter, no estimate of our reasonably possible loss or range of reasonably possible loss may be made at this time because the damages sought in the proceeding have not been quantified or substantiated and the discovery phase of the matter is in the early stages.

In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters on an individual basis or in the aggregate will not have a material impact on its consolidated financial position or results of operations.

Regulatory Matters. In the normal course of business, the company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry and oversight. These matters could result in censures, fines, penalties or other sanctions. Management believes the outcome of any resulting actions will not have a material impact on its consolidated financial position or results of operations. However, the company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential fines, penalties or injunctive or other equitable relief, if any, that may result from these matters.

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

6. Guarantees

CME Clearing Contract Settlement. CME marks-to-market open positions for most products at least twice a day, and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market once daily, with the capability to mark-to-market more frequently as market conditions warrant. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME’s guarantee would be one half day of changes in fair value of all open positions, before considering CME’s ability to access defaulting clearing firms’ performance bond and guaranty fund balances as well as other available resources. During the first six months of 2011, CME transferred an average of approximately $2.8 billion a day through its clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2011.

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2011. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At June 30, 2011, CME was contingently liable to SGX on irrevocable letters of credit totaling $83.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm.

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

GFX Corporation Letter of Credit. CME guarantees a $15.0 million standby letter of credit for GFX Corporation (GFX). The beneficiary of the letter of credit is the clearing firm that is used by GFX to execute and maintain its futures positions. Based on exchange requirements, GFX is required to place performance bond deposits with its clearing firm. The letter of credit, utilized as a performance bond, would be drawn on in the event that GFX defaults in meeting requirements to its clearing firm. In the unlikely event of a payment default by GFX, if GFX’s performance bond is not sufficient to cover the deficit, CME would guarantee the remaining deficit, if any.

7. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the board of directors, was $25.6 million and $20.1 million for the six months ended June 30, 2011 and 2010, respectively. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $10.1 million and $8.0 million for the six months ended June 30, 2011 and 2010, respectively.

In the first six months of 2011, the company granted employees stock options totaling 6,172 shares under the CME Group Omnibus Stock Plan. The options have a ten-year term with exercise prices ranging from $271 to $286 per share, the closing market price on the dates of grant. The fair value of these options totaled $0.6 million, measured at the grant dates using the Black-Scholes valuation model, which is recognized as compensation expense on an accelerated basis over the vesting period of four years. The Black-Scholes fair values of the option grants were calculated using the following assumptions: dividend yields ranging from 2.0% to 2.1%; expected volatility ranging from 41% to 42%; risk-free interest rates ranging from 2.0% to 2.4% and an expected life of 6.3 years. The grant date weighted average fair value of options granted during the first six months of 2011 was $100 per share.

In the first six months of 2011, the company granted 8,521 shares of restricted Class A common stock which generally have a vesting period of two to four years. The fair value of these grants was $2.4 million, which is recognized as compensation expense on an accelerated basis over the vesting period. In the first six months of 2011, the company granted 5,542 performance shares. The vesting of these shares is contingent on meeting stated goals over a performance period, beginning in June 2011 and ending in December 2014.

8. Accumulated Other Comprehensive Income (Loss)

In December 2008, an unrealized loss of $81.7 million, net of tax, resulting from changes in foreign currency exchange rates, was recorded in accumulated other comprehensive income (loss) upon recognizing impairment on the company’s investment in BM&FBOVESPA. Prior to February 2011, this investment was recorded at cost due to restrictions on the sale of the stock. The company began marking-to-market its investment in BM&FBOVESPA in February 2011 because these restrictions will lapse in February 2012, with changes in unrealized gains (losses) recorded in accumulated other comprehensive income (loss). During the first six months, the company recognized an unrealized gain on securities of $227.3 million, net of tax, and reversed the unrealized loss of $81.7 million, net of tax, attributable to currency translation adjustments recorded in December 2008.

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

In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. Level 1 assets generally include U.S. Treasury securities, exchange-traded mutual funds and publicly-traded equity securities. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Assets included in level 2 generally consist of U.S. Government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. The level 2 marketable securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings. There were no level 3 assets that were valued on a recurring basis as of June 30, 2011. In addition, there were no liabilities valued at fair value on a recurring basis.

Financial assets recorded in the consolidated balance sheet as of June 30, 2011 were classified in their entirety based on the lowest level of input that was significant to each asset’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

	At June 30, 2011

(in millions)	Level 1	Level 2	Level 3	Total

Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$5.1	$—	$—	$5.1
Mutual funds	32.9	—	—	32.9
Corporate bonds	—	0.1	—	0.1
Municipal bonds	—	4.5	—	4.5
Asset-backed securities	—	1.4	—	1.4
U.S. Government agency securities	—	11.0	—	11.0

Total	38.0	17.0	—	55.0
Equity investments	712.6	—	—	712.6

Total Assets at Fair Value	$750.6	$17.0	$—	$767.6

At June 30, 2011, equity investments included our investment in BM&FBOVESPA, which has been recorded at fair value using the quoted market price beginning in February 2011. The fair value of our investment in BM&FBOVESPA was $665.7 million at June 30, 2011. Until February 2011, this investment was recorded at cost due to restrictions on sale of the stock that exceeded a one year time period. Equity investments are included in other assets in the consolidated balance sheets.

There were no transfers of assets between level 1 and level 2 during the first six months of 2011. Additionally, there were no assets or liabilities valued at fair value on a recurring or non-recurring basis using significant unobservable inputs during the first six months of 2011.

10. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to CME Group by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options of approximately 687,000 were anti-dilutive for the quarter and six months ended June 30, 2011, respectively. Outstanding stock options of approximately 605,000 were anti-dilutive for the quarter and six months ended June 30, 2010. There were no anti-dilutive restricted stock awards for the quarters and six months ended June 30, 2011 and 2010.

	Quarter Ended June 30,		Six Months Ended June 30,

(in millions, except shares and per share data)	2011	2010	2011	2010

Net Income Attributable to CME Group	$293.7	$270.7	$750.3	$510.9

Weighted Average Number of Common Shares (in thousands):
Basic	66,759	65,582	66,808	65,906
Effect of stock options	129	151	133	153
Effect of restricted stock awards	86	51	77	45

Diluted	66,974	65,784	67,018	66,104

Earnings per Common Share Attributable to CME Group:
Basic	$4.40	$4.13	$11.23	$7.75
Diluted	4.38	4.11	11.20	7.73

11. Subsequent Events

The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure.

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

RESULTS OF OPERATIONS

Financial Highlights

The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2011	2010	Change	2011	2010	Change

Total revenues	$838.3	$813.9	3%	$1,669.9	$1,507.1	11%
Total expenses	303.8	298.8	2	611.3	577.3	6
Operating margin	64%	63%		63%	62%

Non-operating income (expense)	$(25.2)	$(35.0)	(28)	$(37.7)	$(50.8)	(26)
Effective tax rate	42%	44%		26%	42%

Net income attributable to CME Group	$293.7	$270.7	8	$750.3	$510.9	47
Diluted earnings per common share attributable to CME Group	4.38	4.11	7	11.20	7.73	45
Cash flows from operating activities		`		576.1	649.1	(11)

•

In the second quarter of 2011 when compared with the same period of 2010, revenues increased due to an increase in average rate per contract and a gain recognized on the sale of certain Index Service assets. The increase was partially offset by a decrease in volumes attributable to one less trading day in the second quarter of 2011 when compared with the same period in 2010. In the first six months of 2011 when compared with the same period of 2010, the overall increase in trading volume contributed to an increase in clearing and transaction fees revenue.

•

An increase in overall expenses in the second quarter and first six months of 2011 was attributable to a rise in compensation and benefits expense due to increases in salaries and health care costs as well as accrued bonus expense. The increase in overall expenses in the first six months of 2011 when compared with the same period in 2010 was also due to the additional employees related to the formation of CME Group Index Services LLC (Index Services) in March 2010.

•

The decrease in the effective tax rate in the second quarter of 2011 when compared with the same period in 2010 was due to a full valuation allowance that we established in 2010 for the tax benefit associated with Credit Market Analysis, Ltd.’s (CMA) goodwill and trade name impairment. A change in state tax apportionment and a reduction in valuation allowances on other unrealized capital losses previously reserved contributed to a decline in the effective tax rate for the first six months of 2011 when compared with the same period of 2010.

•	Cash flows from operations decreased due to an increase in other current assets resulting from an increase in restricted cash.

Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2011	2010	Change	2011	2010	Change
Clearing and transaction fees	$687.8	$684.2	1%	$1,379.1	$1,262.2	9%
Market data and information services	107.9	102.0	6	214.9	189.6	13
Access and communication fees	11.3	11.2	1	22.8	22.1	3
Other	31.3	16.5	89	53.1	33.2	60

Total Revenues	$838.3	$813.9	3	$1,669.9	$1,507.1	11

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

	Quarter Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Total volume (in millions)	852.2	865.6	(2)%	1,707.5	1,569.8	9%
Clearing and transaction fees (in millions)	$687.8	$684.2	1	$1,379.1	$1,262.2	9
Average rate per contract	$0.807	$0.790	2	$0.808	$0.804	—

We estimate the following increases (decreases) in clearing and transaction fees based on change in total contract volume and change in average rate per contract during the second quarter of 2011 when compared with the same period in 2010 and the first six months of 2011 when compared with the same period in 2010.

(in millions)	Quarter Ended	Six Months Ended
Increase (decrease) due to change in total contract volume	$(10.8)	$111.2
Increase due to change in average rate per contract	14.4	5.7

Net increase in clearing and transaction fees	$3.6	$116.9

The decrease in revenue due to total contract volume in the second quarter of 2011 when compared with the same period of 2010 was attributed to one less trading day in the second quarter of 2011 when compared with the second quarter of 2010.

Average rate per contract is impacted by our rate structure, which includes volume-based incentives; product mix; trading venue; and the percentage of volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the change in revenues attributable to changes in each is only an approximation.

Contract Volume

The following table summarizes average daily contract volume. Contract volume can be influenced by many factors, including political and economic factors, the regulatory environment and market competition.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2011	2010	Change	2011	2010	Change

Average Daily Volume by Product Line:
Interest rate	6,449	6,074	6%	6,437	5,608	15%
Equity	2,842	3,455	(18)	2,873	3,143	(9)
Foreign exchange	918	1,035	(11)	939	963	(2)
Agricultural commodity	1,159	855	36	1,157	821	41
Energy	1,757	1,798	(2)	1,864	1,706	9
Metal	403	308	31	390	317	23

Aggregate average daily volume	13,528	13,525	—	13,660	12,558	9

Average Daily Volume by Venue:
Electronic	11,454	11,340	1	11,529	10,472	10
Open outcry	1,393	1,539	(9)	1,430	1,431	—
Privately negotiated	242	198	22	233	194	20

Total exchange-traded volume	13,089	13,077	—	13,192	12,097	9
Total CME ClearPort	439	448	(2)	468	461	2

Aggregate average daily volume	13,528	13,525	—	13,660	12,558	9

Electronic Volume as a Percentage of Total Volume	85%	84%		84%	83%

Interest Rate Products

The following table summarizes average daily volume for our key interest rate products. Eurodollar front 8 futures contracts include contracts expiring within two years. Eurodollar back 32 contracts include futures contracts expiring within three to ten years.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2011	2010	Change	2011	2010	Change

Eurodollar front 8 futures	2,013	1,977	2%	1,998	1,854	8%
Eurodollar back 32 futures	490	304	61	509	280	82
Eurodollar options	752	877	(14)	760	778	(2)
U.S. Treasury futures and options:
10-Year	1,524	1,464	4	1,513	1,319	15
5-Year	768	576	33	757	540	40
Treasury bond	403	406	(1)	402	377	7
2-Year	341	326	5	344	324	6

Overall interest rate contract volume increased in the second quarter and first six months of 2011 when compared with the same periods in 2010 due to an increase in mid-term interest rate contract volume, which includes Eurodollar back 32 futures and 5-Year U.S. Treasury futures and options, resulting from the uncertainty surrounding short-term and long-term interest rates. We experienced slower growth in short-term interest rate futures and options volume, which we believe resulted from the continued zero interest rate policy in the United States.

Interest rate contract volume also increased in the first six months of 2011 when compared with the same period of 2010 due to changing market expectations about future interest rate increases in early 2011.

Equity Products

The following table summarizes average daily volume for our key equity futures and options products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2011	2010	Change	2011	2010	Change

E-mini S&P futures and options	2,265	2,747	(18)%	2,283	2,485	(8)%
E-mini NASDAQ futures and options	283	356	(21)	287	338	(15)

The decrease in equity contract volume for the second quarter and first six months of 2011 when compared with the same periods in 2010 was attributable to an overall decrease in volatility, as measured by the CBOE Volatility Index. Volatility was lower in the second quarter of 2011 when compared with the same period of 2010. We experienced periods of high volatility within the equity markets during May 2010, which we believe was attributable to the sovereign debt crisis in Europe. However, there were short periods of high volatility in the first quarter of 2011 caused by events in Asia and the Middle East, which generated additional E-mini S&P futures and options contract volume in the first quarter of 2011.

Foreign Exchange Products

The following table summarizes average daily volume for our key foreign exchange futures and options products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2011	2010	Change	2011	2010	Change

Euro	352	419	(16)%	359	380	(5)%
Japanese yen	121	145	(16)	135	136	—
British pound	121	138	(12)	127	137	(7)
Australian dollar	115	120	(4)	112	112	—
Canadian dollar	91	101	(10)	88	93	(5)

The overall decrease in foreign exchange contract volume for the second quarter and first six months of 2011 when compared with the same periods in 2010 was due to a decline in foreign currency rate volatility, particularly in the second quarter of 2011. We believe the higher volume in 2010 was attributable to the sovereign debt crisis in Europe.

In the first six months of 2011, the overall decline in volatility with the Japanese yen was partially offset by periods of higher volatility due to the uncertainty surrounding the Japanese economy following the earthquake and tsunami in the first quarter of 2011.

Agricultural Commodity Products

The following table summarizes average daily volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2011	2010	Change	2011	2010	Change

Corn	481	326	48%	467	298	57%
Soybean	216	165	31	233	173	35
Wheat	142	107	33	133	97	37

We believe that the increase in contract volume for the second quarter and first six months of 2011 when compared with the same periods of 2010 was attributable to changes in supply due to flooding and other weather events in the spring of 2011, which resulted in increased volatility and higher grain prices. We also believe the increase in volume resulted from increased demand for feedgrains caused by increased demand for cattle and other proteins in emerging markets.

Energy Products

The following table summarizes average daily volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2011	2010	Change	2011	2010	Change

Crude oil	887	983	(10)%	975	888	10%
Natural gas	527	480	10	549	482	14
Refined products	281	262	7	274	248	10

The decrease in contract volume in the second quarter of 2011 when compared with the same period of 2010 was attributable to lower price volatility within the energy market.

We believe the increase in contract volume in the first six months of 2011 when compared with the same period of 2010 was due to increased price volatility within the energy market during the first quarter of 2011. We believe that the increase in crude oil volume was due to increased volatility caused by changes in global supply and demand resulting from political unrest in the Middle East in the first quarter of 2011. We also believe that increased volatility caused by weather-related events led to an increase in natural gas contract volume.

Metal Products

The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2011	2010	Change	2011	2010	Change

Gold	212	199	7%	223	215	4%
Silver	128	52	145	107	50	115

The overall increase in metal contract volume is attributable to the increased investment in precious metals as an asset class, particularly in periods with higher expectations of inflation or uncertainty in currency values. We believe that there has been an increase in silver contract volume due to the greater use of silver as an alternative investment.

Average Rate per Contract

The average rate per contract increased in the second quarter and first six months of 2011 when compared with the same periods in 2010 due to a higher portion of agricultural commodity and metal products as a percentage of total volume compared with equity products. As a percentage of volume, agricultural commodity product volume increased by 2% in the second quarter and first six months of 2011 while equity products decreased by 5% and 4%, respectively. Agricultural commodity products have higher fees compared with equity products. The overall increase in average rate per contract was partially offset by an increase in interest rate product volume as a percentage of total volume, which has a lower rate per contract. In addition, the average rate per contract decreased due to incremental volume in energy and interest rate products which triggered higher-tiered discount levels.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. Two firms each represented 12% of our clearing and transaction fees revenue in the first six months of 2011. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from a particular clearing firm.

Other Sources of Revenue

Revenue from Index Services contributed to an increase in market data and information services revenue in the second quarter and first six months of 2011 when compared with the same periods in 2010. Revenues from Index Services, which include revenue from market data and licensing, increased in the second quarter of 2011 when compared with the same period of 2010 due to growth in assets under management, which was driven by new offerings based on our indexes and underlying index market performance. The increase in the first six months of 2011 when compared with the same period in 2010 was attributable to the formation of Index Services in March 2010.

The two largest resellers of our market data represented approximately 40% of our market data and information services revenue in the first six months of 2011. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.

In the second quarter of 2011, we recognized a $9.8 million gain on sale of certain Index Services assets related to one of its service offerings, which was included in other revenues. Other revenues also increased in the second quarter and first six months of 2011 when compared with the same periods of 2010 due to $1.3 million and $2.8 million, respectively, in incremental processing services revenue generated from various strategic relationships. In addition, the increase in the second quarter and first six months was attributable to $0.8 million and $4.2 million, respectively, of revenues generated from our agreement with BM&FBOVESPA S.A. (BM&FBOVESPA) to develop a new multi-asset class electronic trading platform.

Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2011	2010	Change	2011	2010	Change

Compensation and benefits	$117.5	$103.1	14%	$239.8	$201.9	19%
Communications	10.8	10.9	(1)	20.7	21.0	(1)
Technology support services	13.4	12.7	6	25.4	24.9	2
Professional fees and outside services	30.7	25.2	21	61.4	56.4	9
Amortization of purchased intangibles	33.0	32.3	2	66.2	63.1	5
Depreciation and amortization	31.7	32.8	(3)	62.7	65.0	(4)
Occupancy and building operations	19.0	20.2	(6)	38.4	40.7	(6)
Licensing and other fee agreements	18.6	21.2	(12)	42.1	42.3	—
Other	29.1	40.4	(28)	54.6	62.0	(12)

Total Expenses	$303.8	$298.8	2	$611.3	$577.3	6

Operating expenses increased by $5.0 million and $34.0 million in the second quarter and first six months of 2011, respectively, when compared with the same periods in 2010. The following table shows the estimated impact of key factors resulting in the increase (decrease) in operating expenses:

	Quarter Ended June 30, 2011		Six Months Ended June 30, 2011
(dollars in millions)	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
Salaries, benefits and employer taxes	$10.2	3%	$25.0	4%
Litigation matters and associated legal fees	3.6	1	10.0	2
Marketing expenses	7.4	3	7.5	1
Stock based compensation	3.2	1	5.8	1
Bonus	(1.1)	—	4.6	1
Expense related to Index Service asset sale	3.2	1	3.2	1
Professional fees related to Index Services	(0.3)	—	(9.4)	(2)
CMA goodwill and trade name impairment	(20.5)	(7)	(20.5)	(4)
Other expenses, net	(0.7)	—	7.8	2

Total increase	$5.0	2%	$34.0	6%

The rise in salaries, benefits and employer taxes was due to salary increases and rising healthcare costs. An increase in average headcount primarily due to the formation of Index Services also contributed to an increase in expense in the first six months of 2011.

An increase in litigation matters and associated legal fees also contributed to an increase in expenses.

Marketing expenses increased in the second quarter and first six months of 2011 due primarily to new advertising initiatives.

Stock based compensation increased in the second quarter and first six months of 2011 due to the expense impact related to the September 2010 grant.

The decrease in bonus expense in the second quarter of 2011 was due to a decline in performance relative to our 2011 cash earnings target compared with the second quarter of 2010 relative to our 2010 cash earnings target. The increase in our bonus expense in the first six months of 2011 was due to improved performance relative to our 2011 cash earnings target compared with 2010 relative to our 2010 cash earnings target.

In the second quarter of 2011, we recognized additional expense related to the sale of certain assets associated with the Index Services’ service offerings.

The overall increase in expense in the first six months of 2011 was partially offset by a decrease in professional fees relating to the formation and integration of Index Services, which occurred in the first quarter of 2010.

In addition, impairment charges recorded in the second quarter of 2010 on goodwill and trade name related to our CMA operations partially offset the overall increase in expense in the second quarter and first six months of 2011.

Data center assets related to the initial phase of our co-location initiative were placed into service in the second quarter of 2011. Approximately $52.0 million of assets were placed into service with useful lives ranging from 10 to 39 years. As a result, we expect depreciation to increase for the remainder of the year relative to the prior year.

Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2011	2010	Change	2011	2010	Change

Investment Income	$4.6	$4.4	4%	$23.4	$15.5	51%
Gains (losses) on derivative investments	—	—	—	(0.1)	6.0	(102)
Interest and other borrowing costs	(28.7)	(37.9)	(24)	(58.8)	(69.3)	(15)
Equity in losses of unconsolidated subsidiaries	(1.1)	(1.5)	(31)	(2.2)	(3.0)	(29)

Total Non-Operating	$(25.2)	$(35.0)	(28)	$(37.7)	$(50.8)	(26)

The increase in investment income during the first six months of 2011 when compared with the same period in 2010 was due to an increase in dividend income from our investment in BM&FBOVESPA. Total dividend income was $20.3 million in the first six months of 2011 compared with $15.9 million for the same period in 2010.

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

In the second quarter and first six months of 2011 when compared with the same periods in 2010, interest expense decreased due to the repayment of the $420.5 million term loan in January 2011 and the maturity of the $300.0 million floating rate notes in August 2010. The decrease in interest expense in the second quarter and first six months of 2011 was partially offset by the issuance of $612.5 million of 4.40% fixed rate notes due 2018 in March 2010.

	Quarter Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Weighted average borrowings outstanding (in millions)	$2,112.5	$2,874.2	(761.7)	$2,174.3	$2,744.0	(569.7)
Weighted average effective yield	5.27%	4.99%	0.28%	5.20%	4.83%	0.37%
Total cost of borrowings (1)	5.53	5.25	0.28	5.54	5.09	0.45

(1)	Total cost of borrowing includes interest, commitment fees, discount accretion and debt issuance costs.

Income Tax Provision

The following table summarizes the effective tax rate for the periods presented:

	2011	2010	Change
Quarter ended June 30	42.0%	43.5%	(1.5)%
Six months ended June 30	26.3	41.8	(15.5)

In the second quarter of 2011 when compared with the same period in 2010, the effective tax rate decreased because we established a full valuation allowance for the tax benefit associated with CMA’s goodwill and trade name impairment in the second quarter of 2010.

In the first six months of 2011 when compared with the same period of 2010, the decrease in our effective tax rate was primarily attributable to a change in state tax apportionment recorded in the first quarter of 2011. This change resulted in a reduction in our income tax provision of $118.1 million due largely to a revaluation of our existing deferred tax liabilities. Additionally, in the first quarter of 2011, we began marking to market our investment in BM&FBOVESPA which resulted in a $48.8 million reduction in valuation allowances on other unrealized capital losses previously reserved.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $576.1 million for the first six months of 2011 compared with $649.1 million for the same period in 2010. The decrease in net cash provided by operating activities was due to an increase in other current assets resulting from an increase in restricted cash of $40.0 million. The decrease in net cash provided by operating activities was also due to an increase in accounts receivable in the second quarter of 2011 compared with the same period in 2010. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period. We experienced higher trading volumes in June 2011 compared with June 2010, which resulted in a higher accounts receivable balance in June 2011. In the first six months of 2011, net cash provided by operating activities was $176.6 million lower than net income. This decrease was primarily the result of a decrease in deferred income tax liabilities of $151.7 million due to the revaluation of our existing deferred tax liabilities and a reduction in deferred tax valuation allowances. Also contributing to the overall decrease in cash was an increase in accounts receivable of $88.0 million.

Cash used in investing activities was $70.2 million in the first six months of 2011 compared with cash used in investing activities of $7.7 million in the first six months of 2010. The increase in cash used was largely attributable to an increase in purchases of property in the first six months of 2011 when compared with the same period in 2010. We also recognized proceeds from Chicago Board Options Exchange exercise priviledges in 2010.

Cash used in financing activities was $667.5 million in the first six months of 2011 compared with $538.4 million for the same period in 2010. The increase was primarily attributable to the repayment of the $420.5 million term loan in January 2011. The increase was partially offset by a decrease in share repurchases of $230.9 million in the first six months of 2011 when compared with the same period in 2010.

Debt Instruments. The following table summarizes our debt outstanding as of June 30, 2011:

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

Effective January 11, 2011, we entered into a new $1.0 billion multi-currency revolving senior credit facility with various financial institutions. The proceeds from the revolving senior credit facility can be used for general corporate purposes, which includes providing liquidity for our clearing house. As long as we are not in default under the new senior credit facility, we have the option to increase the facility to $1.8 billion with the consent of the agent and lenders providing the additional funds. The new senior credit facility matures in January 2014 and is voluntarily prepayable from time to time without premium or penalty. Under our new credit facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders’ equity as of September 30, 2010, giving effect to share repurchases made and special dividends paid during the term of the agreement (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings under this credit facility.

We maintain a 364-day fully secured, committed line of credit with a consortium of domestic and international banks to be used in certain situations by our clearing house. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. Clearing firm guaranty fund contributions received in the form of U.S. Treasury securities, Government agency securities or money market mutual fund as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $1.0 billion. At June 30, 2011, guaranty fund collateral available was $3.3 billion. We have the option to request an increase in the line from $1.0 billion to $2.0 billion. In addition to the 364-day fully secured, committed line of credit, we also have the option to use the new $1.0 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default.

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

The indentures governing our fixed rate notes, our 364-day fully secured, committed revolving line of credit for $1.0 billion and our $1.0 billion multi-currency revolving senior credit facility do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company, which could indirectly affect the ability to pay dividends.

At June 30, 2011, we have excess borrowing capacity for general corporate purposes of approximately $1.0 billion.

As of June 30, 2011, we were in compliance with the various covenant requirements of all our debt facilities.

CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At June 30, 2011, the letters of credit totaled $83.0 million. CME also guarantees a $15.0 million standby letter of credit for GFX. The beneficiary of this letter of credit is the clearing firm that is used by GFX to execute and maintain its futures position. The letter of credit would be utilized in the event that GFX defaults in meeting performance bond requirements to its clearing firm.

The following table summarizes our credit ratings as of June 30, 2011:

Rating Agency	Short-Term Debt Rating	Long-Term Debt Rating	Outlook

Standard & Poor’s	A1+	AA	Negative
Moody’s Investors Service	P1	Aa3	Stable

During June 2011, Standard & Poor’s Ratings Services affirmed its ratings for CME Group as AA with a negative outlook. In August 2011, Moody’s Investors Service affirmed its ratings for CME Group as Aa3 with a stable outlook.

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

Liquidity and Cash Management. Cash and cash equivalents totaled $693.6 million at June 30, 2011 and $855.2 million at December 31, 2010. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to risk is minimal given the nature of the investments.

In June 2011, we announced that we are pursuing a sale and partial leaseback of the north and south buildings of the CBOT. A lease agreement will allow us to maintain the agricultural commodities trading floor and certain office space of the north and south buildings. Ownership of the east building, which houses the financial trading floor and office space, will be retained by us.

Net current deferred tax assets of $19.9 million and $18.3 million are included in other current assets at June 30, 2011 and December 31, 2010, respectively. Total net current deferred tax assets include unrealized losses, stock-based compensation and accrued expenses.

Net long-term deferred tax liabilities were $7.8 billion at June 30, 2011 and December 31, 2010, respectively. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers including CBOT Holdings and NYMEX Holdings.

Net long-term deferred tax assets include a $20.0 million deferred tax asset for foreign net operating losses related to Swapstream. Our assessment at June 30, 2011 was that we did not currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the $20.0 million deferred tax assets arising from these net operating losses have been fully reserved. In addition, valuation allowances of $0.3 million have also been provided for other foreign net operating losses in various other jurisdictions for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.

We also have a long-term deferred tax asset related to Brazilian taxes of $7.0 million for an unrealized capital loss incurred related to our investment in BM&FBOVESPA. A full valuation allowance of $7.0 million has been provided because we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of the unrealized capital loss in Brazil in the future.

Recent Accounting Pronouncements

In May 2011, Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) for Fair Value Measurement. The ASU provides fair value measurement and disclosure requirements, and is effective for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. We will adopt the disclosure requirements once the guidance becomes effective.

In June 2011, FASB issued an ASU for Presentation of Comprehensive Income. The ASU requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We will adopt the disclosure requirements once the guidance becomes effective.

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

See “Legal Matters” in Note 5. Contingencies to the Consolidated Financial Statements beginning on page 15 for updates to CME Group’s legal proceedings disclosure which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Other than as described below, there have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on February 28, 2011. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business in the future.

The ongoing uncertainty and volatility in the markets stemming from the U.S. budget deficit, the European debt crisis, and the status of the U.S. economic recovery may negatively impact our business.

Investors have grown increasingly concerned due to the issues related to the U.S. budget deficit, solvency problems in several European countries and the slowdown of the U.S. economic recovery. The U.S. government recently approved an increase to the debt ceiling and approved spending cuts to reduce the deficit. However, the government will need to continue to monitor its deficit including the implementation of the approved spending cuts. The rating agencies have indicated that they will continue to review the government’s fiscal policy and its implementation of the proposed spending cuts. Weakening in fiscal discipline in the future may result in a downgrade from the rating agencies, which could create additional volatility in the treasury market. To the extent the global markets continue to experience uncertainty, our business may be negatively impacted:

•

We generate revenues primarily from our clearing and transaction fees. Declines in trading volumes and market liquidity stemming from this market uncertainty would adversely affect our business and financial condition.

•

The required capital and posted collateral of our clearing firms may lose value given the volatility of the market. To become a clearing member, a firm must meet certain minimum capital requirements and must deposit a certain amount of funds to meet performance bond and guaranty fund requirements with our clearing house as collateral for their trading activity. We accept a variety of collateral to satisfy these requirements, including U.S. Treasury securities, U.S. Government Agency securities and foreign sovereign debt. Given the level of market volatility, there is no guarantee that these investments will continue to maintain their value. To the extent a clearing firm is not in compliance with our collateral requirements, it would be required to acquire additional funds, decrease its proprietary trading activity and/or transfer customer accounts to another clearing firm. These actions could result in a decrease in trading activity in our products.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 1 to April 30	—	—	—	$ 750.0
May 1 to May 31	11	$ 296.90	220,000	$ 684.7
June 1 to June 30	937	$ 274.11	—	$ 684.7
Total	948	$ 296.80	220,000

(1)	Shares purchased consist of an aggregate of 948 shares of Class A common stock surrendered in the second quarter of 2011 to satisfy employees’ tax obligations upon the vesting of restricted stock.

(2)	On May 9, 2011, the board of directors authorized a new share buyback program of up to $750.0 million of Class A common stock over a 12-month period.

ITEM 6.	EXHIBITS

10.1[1,2]	Amendment to Employment Agreement, dated April 6, 2011, between CME Group Inc. and
Terrence A. Duffy.
10.2[1,2]	Agreement, dated as of April 14, 2011, between CME Group Inc. and Craig S. Donohue.
10.3[1,2]	Amendment to Employment Agreement, dated April 6, 2011, between CME Group Inc. and
Phupinder S. Gill.
10.4[1]	Second Amendment to Chicago Mercantile Exchange Inc. Senior Management
Supplemental Deferred Savings Plan, executed as of April 25, 2011.
10.5[1]	Second Amendment to the Amended and Restated CME Group Inc. Annual Incentive Plan
for Named Executive Officers, executed as of April 25, 2011.
10.6[1]	Second Amendment to the Amended and Restated CME Group Inc. Annual Incentive Plan,
executed as of April 25, 2011.
10.7[1]	Form of equity grant letter for performance based shares based on specific Company initiatives.
10.8[1]	Form of equity grant letter for annual grant of performance shares.
31.1	Section 302 Certification—Craig S. Donohue
31.2	Section 302 Certification—James E. Parisi
32.1	Section 906 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Management contract or compensatory plan or arrangement.
2.	In connection with the addition of performance shares to the Company’s equity program, the existing employment agreements for Messrs. Duffy, Donohue and Gill were amended with Mr. Donohue’s agreement being amended and restated to reflect the changes to the program.

                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: August 5, 2011	By:	/S/ JAMES E. PARISI
Chief Financial Officer & Managing Director Finance and Corporate Development