Form 10-Q
period 2011-09-30
CME GROUP INC.
filed 2011-11-09
CIK 1156375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 19, 2011 was as follows: 66,387,960 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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

•

the ability of our compliance and risk management methods to effectively monitor and manage our risks, including our ability to prevent errors and misconduct and protect our infrastructure against security breaches and misappropriation of our intellectual property assets;

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

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$829.3	$855.2
Marketable securities	46.6	50.2
Accounts receivable, net of allowance of $2.2 and $1.6	369.5	297.5
Other current assets (includes $40.0 and $0 in restricted cash)	168.4	146.1
Cash performance bonds and guaranty fund contributions	7,677.5	4,038.5

Total current assets	9,091.3	5,387.5
Property, net of accumulated depreciation and amortization of $565.4 and $512.9	813.8	786.8
Intangible assets – trading products	17,040.5	17,040.5
Intangible assets – other, net	3,345.8	3,453.3
Goodwill	7,984.4	7,983.6
Other assets (includes $20.5 and $0 in restricted cash)	611.8	394.4

Total Assets	$38,887.6	$35,046.1

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$40.7	$51.8
Short-term debt	—	420.5
Other current liabilities	204.1	270.4
Cash performance bonds and guaranty fund contributions	7,677.5	4,038.5

Total current liabilities	7,922.3	4,781.2
Long-term debt	2,106.3	2,104.8
Deferred tax liabilities, net	7,735.2	7,840.4
Other liabilities	190.0	191.5

Total Liabilities	17,953.8	14,917.9

Redeemable non-controlling interest	69.5	68.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 66,119 and 66,847 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	0.7	0.7
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,100.1	17,277.7
Retained earnings	3,671.6	2,885.8
Accumulated other comprehensive income (loss)	91.9	(104.1)

Total Shareholders’ Equity	20,864.3	20,060.1

Total Liabilities and Shareholders’ Equity	$38,887.6	$35,046.1

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Clearing and transaction fees	$732.7	$598.7	$2,111.8	$1,860.9
Market data and information services	107.0	101.4	321.9	291.0
Access and communication fees	12.0	11.3	34.8	33.4
Other	22.5	22.0	75.6	55.2

Total Revenues	874.2	733.4	2,544.1	2,240.5

Expenses
Compensation and benefits	119.9	110.4	359.7	312.3
Communications	11.0	9.8	31.7	30.8
Technology support services	13.3	12.5	38.7	37.4
Professional fees and outside services	29.0	26.1	90.4	82.5
Amortization of purchased intangibles	33.0	32.4	99.2	95.5
Depreciation and amortization	32.4	33.1	95.1	98.1
Occupancy and building operations	18.5	17.0	56.9	57.7
Licensing and other fee agreements	22.6	20.5	64.7	62.8
Other	22.4	28.7	77.0	90.7

Total Expenses	302.1	290.5	913.4	867.8

Operating Income	572.1	442.9	1,630.7	1,372.7

Non-Operating Income (Expense)
Investment income	3.7	12.6	27.1	28.1
Gains (losses) on derivative investments	—	—	(0.1)	6.0
Interest and other borrowing costs	(29.0)	(35.9)	(87.8)	(105.2)
Equity in net losses of unconsolidated subsidiaries	(0.9)	(3.9)	(3.1)	(6.9)

Total Non-Operating	(26.2)	(27.2)	(63.9)	(78.0)

Income before Income Taxes	545.9	415.7	1,566.8	1,294.7
Income tax provision	230.9	171.4	499.1	539.0

Net Income	315.0	244.3	1,067.7	755.7
Less: net income (loss) attributable to redeemable non-controlling interest	(1.1)	—	1.3	0.5

Net Income Attributable to CME Group	$316.1	$244.3	$1,066.4	$755.2

Earnings per Common Share Attributable to CME Group:
Basic	$4.76	$3.67	$15.99	$11.42
Diluted	4.74	3.66	15.94	11.39

Weighted Average Number of Common Shares:
Basic	66,458	66,556	66,690	66,125
Diluted	66,667	66,744	66,901	66,320

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	66,847	3	$17,278.4	$2,885.8	$(104.1)	$20,060.1
Comprehensive income attributable to CME Group:
Net income attributable to CME Group				1,066.4		1,066.4
Change in net unrealized gain on securities, net of tax $9.1					113.5	113.5
Change in net actuarial loss on defined benefit plans, net of tax of $0.8					(1.3)	(1.3)
Net change in derivative instruments, net of tax of $0.3					0.5	0.5
Change in foreign currency translation adjustment, net of tax of $12.8					83.3	83.3

Total comprehensive income attributable to CME Group						1,262.4
Dividends on common stock of $4.20 per share				(280.6)		(280.6)
Repurchase of Class A common stock	(810)		(220.4)			(220.4)
Exercise of stock options	31		5.2			5.2
Excess tax benefits from option exercises and restricted stock vesting			0.7			0.7
Vesting of issued restricted class A common stock	40		(3.7)			(3.7)
Shares issued to Board of Directors	8		2.3			2.3
Shares issued under Employee Stock Purchase Plan	3		0.8			0.8
Stock-based compensation			37.5			37.5

Balance at September 30, 2011	66,119	3	$17,100.8	$3,671.6	$91.9	$20,864.3

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(dollars in millions, except per share data; shares in thousands)

(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2009	66,511	3	$17,187.3	$2,239.9	$(126.2)	$19,301.0
Comprehensive income attributable to CME Group:
Net income attributable to CME Group				755.2		755.2
Change in net unrealized gain on securities, net of tax $0.9					(3.8)	(3.8)
Change in net actuarial loss on defined benefit plans, net of tax of $1.0					1.5	1.5
Net change in derivative instruments, net of tax of $2.7					4.1	4.1
Change in foreign currency translation adjustment, net of tax of $0.2					(0.4)	(0.4)

Total comprehensive income attributable to CME Group						756.6
Dividends on common stock of $3.45 per share				(228.3)		(228.3)
Class A common stock issued to BM&FBOVESPA	2,206		607.1			607.1
Repurchase of Class A common stock	(2,007)		(575.2)			(575.2)
Exercise of stock options	55		6.5			6.5
Excess tax benefits from option exercises and restricted stock vesting			3.6			3.6
Vesting of issued restricted Class A common stock	18		(1.4)			(1.4)
Shares issued to Board of Directors	8		2.3			2.3
Shares issued under Employee Stock Purchase Plan	2		0.7			0.7
Stock-based compensation			27.9			27.9

Balance at September 30, 2010	66,793	3	$17,258.8	$2,766.8	$(124.8)	$19,900.8

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$1,067.7	$755.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	37.5	27.9
Amortization of purchased intangibles	99.2	95.5
Depreciation and amortization	95.1	98.1
Credit Market Analysis Limited impairment	—	20.5
Amortization of debt financing costs, net of discount accretion on debt	3.9	3.8
Gain on sale of Index Services assets	(9.8)	—
Equity in net losses of unconsolidated subsidiaries	3.1	6.9
Deferred income taxes	(130.8)	(31.3)
Change in assets and liabilities:
Accounts receivable	(72.5)	(63.9)
Other current assets	(15.1)	15.0
Other assets	(10.9)	4.8
Accounts payable	(11.3)	(2.0)
Income tax payable	(16.1)	(5.1)
Other current liabilities	(55.5)	14.5
Other liabilities	14.7	21.7
Other	0.6	0.9

Net Cash Provided by Operating Activities	999.8	963.0

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	6.0	11.5
Purchases of available-for-sale marketable securities	(5.1)	(10.2)
Purchases of property, net	(129.4)	(97.7)
Cash acquired upon formation of Index Services	—	5.4
Proceeds from sale of Index Services assets	18.0	—
Proceeds from Chicago Board Options Exchange exercise right privileges	—	39.7
Purchase of Bolsa Mexicana de Valores, S.A.B. de C.V. shares	—	(17.4)
Other	(0.5)	—

Net Cash Used in Investing Activities	(111.0)	(68.7)

Cash Flows from Financing Activities
Proceeds from (repayments of) commercial paper, net	—	(99.9)
Proceeds from other borrowings, net of issuance costs	—	608.0
Repayment of other borrowings	(420.5)	(300.0)
Cash dividends	(280.6)	(228.3)
Class A common stock issued to BM&FBOVESPA	—	607.1
Repurchase of Class A common stock, including costs	(220.4)	(575.2)
Proceeds from exercise of stock options	5.2	6.5
Distribution paid to non-controlling interest	—	(607.5)
Excess tax benefits related to employee option exercises and restricted stock vesting	0.7	3.6

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Other	0.9	(1.0)

Net Cash Used in Financing Activities	(914.7)	(586.7)

Net change in cash and cash equivalents	(25.9)	307.6
Cash and cash equivalents, beginning of period	855.2	260.6

Cash and Cash Equivalents, End of Period	$829.3	$568.2

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$612.1	$572.6
Interest paid	111.9	103.3
Non-cash investing activities:
Change in net unrealized securities gains	122.6	4.7
Change in net unrealized derivatives gains	0.8	6.8

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements consist of CME Group Inc. (CME Group) and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and their respective subsidiaries (collectively, the exchange). On March 18, 2010, CBOT acquired a 90% ownership interest in CME Group Index Holdings LLC (Index Services), a venture with Dow Jones & Company (Dow Jones). The financial statements and accompanying notes presented in this report include the financial results of Index Services beginning on March 19, 2010.

The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2011 and December 31, 2010 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.

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

2. Intangible Assets and Goodwill

Intangible assets consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
(in millions)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships (1)	$3,071.9	$(373.3)	$2,698.6	$3,081.0	$(292.3)	$2,788.7
Lease-related intangibles	83.2	(42.4)	40.8	83.2	(33.5)	49.7
Technology-related intellectual property	56.2	(25.7)	30.5	51.3	(17.8)	33.5
Other (2)	11.6	(10.2)	1.4	15.1	(11.8)	3.3

	3,222.9	(451.6)	2,771.3	3,230.6	(355.4)	2,875.2

Foreign currency translation adjustments	(8.4)	5.3	(3.1)	(8.7)	4.3	(4.4)

Total amortizable intangible assets	$3,214.5	$(446.3)	2,768.2	$3,221.9	$(351.1)	2,870.8

Indefinite-Lived Intangible Assets:
Trade names			578.0			582.9
Foreign currency translation adjustments			(0.4)			(0.4)

Total intangible assets – other, net			$3,345.8			$3,453.3

Trading products (3)			$17,040.5			$17,040.5

(1)	In the second quarter of 2011, the company sold its rights in certain Index Services customer relationships for $18.0 million. The net book value of these assets at the time of the sale was $8.2 million.

(2)	At September 30, 2011 and December 31, 2010, other amortizable intangible assets consisted of service and market maker agreements and a definite-lived trade name.

(3)	Trading products represent futures and options products acquired in our business combinations with CBOT Holdings and NYMEX Holdings. Clearing and transaction fees revenues are generated through the trading of these products. These trading products, most of which have traded for decades, require authorization from the Commodity and Futures Trading Commission (CFTC). Product authorizations from the CFTC have no term limits.

Total amortization expense for intangible assets was $33.0 million and $32.4 million for the quarters ended September 30, 2011 and 2010, respectively. Total amortization expense for intangible assets was $99.2 million and $95.5 million for the first nine months of 2011 and 2010, respectively. As of September 30, 2011, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows. The future estimated amortization expense is subject to change based on changes in foreign exchange rates.

(in millions)
Remainder of 2011	$32.9
2012	126.4
2013	120.2
2014	118.6
2015	114.6
2016	109.2
Thereafter	2,146.3

Goodwill activity consisted of the following for the nine months ended September 30, 2011 and the year ended December 31, 2010:

(in millions)	Balance at December 31, 2010	Business Combinations	Impairment Adjustment	Other Activity (4)	Balance at September 30, 2011
CBOT Holdings, Inc.	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings, Inc.	2,462.3	—	—	(0.1)	2,462.2
Index Services	435.6	—	—	(0.9)	434.7
Other	50.0	—	—	1.8	51.8

Total Goodwill	$7,983.6	$—	$—	$0.8	$7,984.4

(in millions)	Balance at December 31, 2009	Business Combinations	Impairment Adjustment	Other Activity (4)	Balance at December 31, 2010
CBOT Holdings, Inc.	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings, Inc.	2,463.1	—	—	(0.8)	2,462.3
Index Services	—	435.6	—	—	435.6
Other	50.4	21.1	(19.8)	(1.7)	50.0

Total Goodwill	$7,549.2	$456.7	$(19.8)	$(2.5)	$7,983.6

(4)	Other activity includes adjustments to restructuring costs and tax contingencies, the recognition of excess tax benefits upon exercise of stock options and foreign currency translation adjustments.

The company conducts impairment testing of goodwill and indefinite-lived intangible assets at least annually. In the third quarter of 2011, the company adopted the accounting guidance on goodwill impairment testing that was issued in September 2011. The guidance allows companies to perform a qualitative assessment of goodwill that may allow them to omit the annual two-step impairment test.

During the second quarter of 2010, the company recorded a $19.8 million impairment charge to reduce the carrying amount of Credit Market Analysis, Ltd. (CMA) goodwill to its estimated fair value.

3. Debt

Short -term debt consisted of the following at September 30, 2011 and December 31, 2010:

(in millions)	September 30, 2011	December 31, 2010
Term loan due 2011, interest equal to 3-month LIBOR plus1.00%, reset quarterly(1)	$—	$420.5

Total short-term debt	$—	$420.5

(1)	In September 2008, the company entered into an interest rate swap agreement that modified the variable interest obligation associated with this facility so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008. This interest rate swap agreement was terminated in January 2011 when the term loan was repaid.

Long-term debt consisted of the following at September 30, 2011 and December 31, 2010:

(in millions)	September 30, 2011	December 31, 2010
$750.0 million fixed rate notes due August 2013, interest equal to 5.40%	$749.0	$748.6
$750.0 million fixed rate notes due February 2014, interest equal to 5.75%	747.8	747.1
$612.5 million fixed rate notes due March 2018, interest equal to 4.40%(2)	609.5	609.1

Total long-term debt	$2,106.3	$2,104.8

(2)	In February 2010, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 4.46% at issuance on March 18, 2010.

Commercial paper notes with an aggregate par value of $1.0 billion and maturities ranging from 1 to 33 days were issued during the first nine months of 2011. There was no commercial paper outstanding at December 31, 2010 or September 30, 2011. As of September 30, 2011, the most recent commercial paper issuance was in March 2011. During the first nine months of 2011 and 2010, the weighted average balance, at par value, of commercial paper outstanding was $41.0 million and $111.5 million, respectively. In the first nine months of 2011, the maximum month-end balance for commercial paper was $200.0 million in January. In the first nine months of 2010, the maximum month-end balance was $300.0 million in February and March.

Long-term debt maturities, at par value, were as follows as of September 30, 2011:

(in millions)
2012	$ —
2013	750.0
2014	750.0
2015	—
2016	—
Thereafter	612.5

The fair values of the fixed rate notes due 2013 and 2014 were estimated using quoted market prices. The fair value of the fixed rate notes due 2018 was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. At September 30, 2011, the fair values of the fixed rate notes were as follows.

(in millions)	Fair Value
$750.0 million fixed rate notes due August 2013	$802.4
$750.0 million fixed rate notes due February 2014	823.4
$612.5 million fixed rate notes due March 2018	672.5

4. Income Taxes

The company’s effective tax rate decreased to 31.9% in the first nine months of 2011 from 41.6% in the first nine months of 2010. The effective tax rate decreased by 7.5% due to a tax benefit of $118.1 million resulting from a change in state tax apportionment in the first quarter of 2011. This change resulted in a reduction in the income tax provision primarily due to a revaluation of existing deferred tax liabilities. The effective tax rate also decreased by 3.1% due to a $48.8 million reduction in valuation allowances on unrealized capital losses previously reserved. The company began marking-to-market its investment in BM&FBOVESPA S.A. (BM&FBOVESPA) in the first quarter of 2011. As a result of this change, the company determined that it is now more likely than not that the deferred tax assets associated with losses on other investments will be recognized.

In addition to the valuation allowance reductions that decreased the company’s effective tax rate, the company also reversed a valuation allowance of $64.3 million related to its investment in BM&FBOVESPA, which increased accumulated other comprehensive income (loss) in the first quarter of 2011. The valuation allowance was reversed because the company began marking-to-market its investment in BM&FBOVEPA in the first quarter of 2011.

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

In 2009, Realtime Data LLC filed a complaint against CME Group and other exchanges alleging willful infringement of four patents which was later amended to add CBOT and NYMEX as defendants. Subsequently, two additional lawsuits have been filed each adding a claim for the infringement of an additional patent. Both of these lawsuits have been consolidated with the original action. Realtime Data is seeking a permanent injunction, unquantified enhanced damages, attorneys’ fees and costs. Discovery in this matter is in the early stages. The Court of Appeals for the Federal Circuit has ordered that the case be transferred to the Southern District of New York. Realtime’s request for reconsideration of the transfer has been denied and the case has been transferred to New York. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.

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

6. Guarantees

CME Clearing Contract Settlement. CME marks-to-market open positions for most products at least twice a day, and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market once daily, with the capability to mark-to-market more frequently as market conditions warrant. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME’s guarantee would be one half day of changes in fair value of all open positions, before considering CME’s ability to access defaulting clearing firms’ performance bond and guaranty fund balances as well as other available resources. During the first nine months of 2011, CME transferred an average of approximately $3.0 billion a day through its clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2011.

Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2012. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At September 30, 2011, CME was contingently liable to SGX on irrevocable letters of credit totaling $161.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm.

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

7. Stock-Based Payments

Total expense for stock-based payments, including shares issued to the board of directors, was $39.0 million and $29.6 million for the nine months ended September 30, 2011 and 2010, respectively. The total income tax benefit recognized in the consolidated statements of income for stock-based payment arrangements was $15.3 million and $11.8 million for the nine months ended September 30, 2011 and 2010, respectively.

In the first nine months of 2011, the company granted employees stock options totaling 270,188 shares under the CME Group Omnibus Stock Plan. The options have a ten-year term with exercise prices ranging from $271 to $286 per share, the closing market price on the dates of grant. The fair value of these options totaled $25.1 million, measured at the grant dates using the Black-Scholes valuation model, which is recognized as compensation expense on an accelerated basis over the vesting period of four years. The Black-Scholes fair values of the option grants were calculated using the following assumptions: dividend yields ranging from 2.0% to 2.1%; expected volatility ranging from 41% to 42%; risk-free interest rates ranging from 1.3% to 2.4% and an expected life ranging from 5.6 to 6.2 years. The grant date weighted average fair value of options granted during the first nine months of 2011 was $93 per share.

In the first nine months of 2011, the company granted 133,662 shares of restricted Class A common stock and 472 restricted stock units which generally have a vesting period of two to four years. The fair value of these grants was $36.6 million, which is recognized as compensation expense on an accelerated basis over the vesting period. In the first nine months of 2011, the company granted 5,542 performance shares. The vesting of these shares is contingent on meeting stated goals over a performance period. The expense for these shares is recognized on an accelerated basis over a performance period of three to four years.

8. Accumulated Other Comprehensive Income (Loss)

In December 2008, an unrealized loss of $81.7 million, net of tax, resulting from changes in foreign currency exchange rates, was recorded in accumulated other comprehensive income (loss) upon recognizing impairment on the company’s investment in BM&FBOVESPA. Prior to February 2011, this investment was recorded at cost due to restrictions on the sale of the stock. The company began marking-to-market its investment in BM&FBOVESPA in February 2011 because these restrictions will lapse in February 2012, with changes in fair value recorded in accumulated other comprehensive income (loss). During the first nine months of 2011, the company recognized an unrealized gain on the investment in BM&FBOVESPA of $117.5 million, net of tax, and reversed the unrealized loss of $81.7 million, net of tax, attributable to foreign currency translation adjustments that were initially recorded in December 2008.

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

In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. Level 1 assets generally include U.S. Treasury securities, exchange-traded mutual funds and publicly-traded equity securities. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Assets included in level 2 generally consist of U.S. Government agency securities, municipal bonds, asset-backed securities and certain corporate bonds. The level 2 marketable securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings. There were no level 3 assets that were valued on a recurring basis as of September 30, 2011. In addition, there were no liabilities valued at fair value on a recurring basis.

Financial assets recorded in the consolidated balance sheet as of September 30, 2011 were classified in their entirety based on the lowest level of input that was significant to each asset’s fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

	At September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$5.1	$—	$—	$5.1
Mutual funds	29.3	—	—	29.3
Corporate bonds	—	0.1	—	0.1
Municipal bonds	—	4.6	—	4.6
Asset-backed securities	—	1.2	—	1.2
U.S. Government agency securities	—	6.3	—	6.3

Total	34.4	12.2	—	46.6
Equity investments	509.1	—	—	509.1

Total Assets at Fair Value	$543.5	$12.2	$—	$555.7

At September 30, 2011, equity investments include our investment in BM&FBOVESPA, which has been recorded at fair value using its quoted market price. The fair value of our investment in BM&FBOVESPA was $485.5 million at September 30, 2011. Until February 2011, this investment was recorded at cost due to restrictions on sale of the stock that exceeded a one year time period. Equity investments are included in other assets in the consolidated balance sheets.

There were no transfers of assets between level 1 and level 2 during the first nine months of 2011. Additionally, there were no assets or liabilities valued at fair value on a recurring or non-recurring basis using significant unobservable inputs during the first nine months of 2011.

10. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to CME Group by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options of approximately 1,084,000 and 941,000 were anti-dilutive for the quarter and nine months ended September 30, 2011, respectively. Outstanding stock options and restricted stock awards of approximately 984,000 and 865,000 were anti-dilutive for the quarter and nine months ended September 30, 2010, respectively. There were no anti-dilutive restricted stock awards for the quarter and nine months ended September 30, 2011.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions, except shares and per share data)	2011	2010	2011	2010
Net Income Attributable to CME Group	$316.1	$244.3	$1,066.4	$755.2

Weighted Average Number of Common Shares (in thousands):
Basic	66,458	66,556	66,690	66,125
Effect of stock options	112	131	128	146
Effect of restricted stock awards	97	57	83	49

Diluted	66,667	66,744	66,901	66,320

Earnings per Common Share Attributable to CME Group:
Basic	$4.76	$3.67	$15.99	$11.42
Diluted	4.74	3.66	15.94	11.39

11. Subsequent Events

The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure except for the following:

On November 4, 2011, CME Group, Index Services and The McGraw-Hill Companies Inc. (McGraw-Hill) announced that they had entered into an agreement to establish a new index business venture. Under the terms of the agreement, CME Group will contribute certain assets of Index Services, its index business venture with Dow Jones, in which it currently owns a 90% interest. Subsequent to closing, CME Group will own a 24.4% interest in the new index business venture. As part of the agreement, CME Group will also sell CMA to McGraw-Hill. The transaction is expected to close by June 2012, subject to regulatory approval and customary closing conditions.

As part of the agreement, Standard & Poor’s Financial Services LLC (S&P), a subsidiary of McGraw-Hill, and CME will enter into a new license agreement, which will replace the existing license agreement between them. The term of the license will continue until the later of December 31, 2017 or one year after the date that CME Group ceases to own at least five percent of the outstanding index business venture interests. Based on the agreement, the term may be extended up to an additional ten years under certain circumstances.

Under the new license agreement, the index business venture will provide CME Group a license to use certain S&P stock indexes as the basis for futures, options, swaps and other derivative contracts. CME Group will have an exclusive license for certain S&P stock indexes for futures and options. In exchange for the license, CME Group will pay a quarterly fee based on a percentage of CME Group’s overall equity index complex profits.

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

RESULTS OF OPERATIONS

Financial Highlights

The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2011	2010	Change	2011	2010	Change
Total revenues	$874.2	$733.4	19%	$2,544.1	$2,240.5	14%
Total expenses	302.1	290.5	4	913.4	867.8	5
Operating margin	65%	60%		64%	61%
Non-operating income (expense)	$(26.2)	$(27.2)	(3)	$(63.9)	$(78.0)	(18)
Effective tax rate	42%	41%		32%	42%

Net income attributable to CME Group	$316.1	$244.3	29	$1,066.4	$755.2	41
Diluted earnings per common share attributable to CME Group	4.74	3.66	30	15.94	11.39	40

Cash flows from operating activities				999.8	963.0	4

•

In the third quarter and first nine months of 2011 when compared with the same periods of 2010, the growth in revenues was attributable to an increase in clearing and transaction fees revenue due to an increase in contract volume.

•

The increase in overall expenses in the third quarter and first nine months of 2011 was due to higher compensation and benefits resulting from an increase in salaries and health care costs. In the first nine months of 2011 when compared with the same period in 2010, the increase in overall expenses was also attributable to an increase in employee headcount related to the formation of CME Group Index Services LLC (Index Services) in March 2010.

•

A change in the state tax apportionment and a reduction in valuation allowances on other unrealized capital losses previously reserved contributed to a decline in the effective tax rate for the first nine months of 2011 when compared with the same period in 2010.

•	Cash flows from operations increased due to an increase in contract volume.

Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change	2011	2010	Change
Clearing and transaction fees	$732.7	$598.7	22%	$2,111.8	$1,860.9	13%
Market data and information services	107.0	101.4	6	321.9	291.0	11
Access and communication fees	12.0	11.3	6	34.8	33.4	4
Other	22.5	22.0	2	75.6	55.2	37

Total Revenues	$874.2	$733.4	19	$2,544.1	$2,240.5	14

Clearing and Transaction Fees

The following table summarizes our total contract volume, revenue and average rate per contract. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing house. Contract volume also includes cleared-only CME ClearPort contracts. Volume is measured in round turns, which is considered a completed transaction which involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fee revenues by total contract volume. All amounts exclude our TRAKRS, credit default swap and interest rate swap contracts.

	Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Total volume (in millions)	940.9	739.2	27%	2,648.4	2,309.0	15%
Clearing and transaction fees (in millions)	$732.7	$598.7	22	$2,111.8	$1,860.9	13
Average rate per contract	$0.779	$0.810	(4)	$0.797	$0.806	(1)

We estimate the following increases (decreases) in clearing and transaction fees based on change in total contract volume and change in average rate per contract during the third quarter of 2011 when compared with the same period in 2010 and the first nine months of 2011 when compared with the same period in 2010.

(in millions)	Quarter Ended	Nine Months Ended
Increase due to change in total contract volume	$157.1	$270.6
Decrease due to change in average rate per contract	(23.1)	(19.7)

Net increase in clearing and transaction fees	$134.0	$250.9

Average rate per contract is impacted by our rate structure, including volume-based incentives; product mix; trading venue; and the percentage of volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the change in revenues attributable to changes in each is only an approximation.

Contract Volume

The following table summarizes average daily contract volume. Contract volume can be influenced by many factors, including political and economic factors, the regulatory environment and market competition.

	Quarter Ended			Nine Months Ended
	September 30,			September 30,
(amounts in thousands)	2011	2010	Change	2011	2010	Change
Average Daily Volume by Product Line:
Interest rate	6,518	5,020	30%	6,464	5,409	20%
Equity	4,040	2,809	44	3,269	3,030	8
Foreign exchange	988	866	14	956	930	3
Agricultural commodity	1,032	941	10	1,114	862	29
Energy	1,670	1,657	1	1,798	1,689	6
Metal	454	257	77	412	297	39

Aggregate average daily volume	14,702	11,550	27	14,013	12,217	15

Average Daily Volume by Venue:
Electronic	12,462	9,574	30	11,845	10,168	16
Open outcry	1,557	1,327	17	1,473	1,396	6
Privately negotiated	257	181	42	241	190	27

Total exchange-traded volume	14,276	11,082	29	13,559	11,754	15
Total CME ClearPort	426	468	(9)	454	463	(2)

Aggregate average daily volume	14,702	11,550	27	14,013	12,217	15

Electronic Volume as a Percentage of Total Volume	85%	83%		85%	83%

Interest Rate Products

The following table summarizes average daily volume for our key interest rate products. Eurodollar front 8 contracts include contracts expiring within two years. Eurodollar back 32 contracts include contracts expiring within three to ten years.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2011	2010	Change	2011	2010	Change
Eurodollar futures and options:
Front 8 futures	1,686	1,307	29%	1,892	1,669	13%
Back 32 futures	598	320	87	539	294	83
Options	908	646	41	810	733	11
U.S. Treasury futures and options:
10-Year	1,603	1,470	9	1,544	1,370	13
5-Year	773	533	45	762	537	42
Treasury bond	475	402	18	426	385	11
2-Year	297	229	30	328	292	12

Overall interest rate contract volume increased in the third quarter and first nine months of 2011 when compared with the same periods in 2010 due to volatility caused by a change in market expectations regarding short-term and long-term interest rates tied to the Federal Reserve’s announcement that it intends to maintain its zero interest rate policy through 2013 as well as the downgrade of the United States credit rating. While there was strong growth in short-term contract volume, mid-term interest rate contract volume, which includes Eurodollar back 32 futures and 5-Year U.S. Treasury futures and options, grew at a faster rate than short-term contract volume because of a shift from contracts based on short-term interest rates to mid-term interest rates due to the continued zero interest rate policy through 2013.

We also believe that overall U.S. Treasury futures and options contract volume increased due to institutional portfolio adjustments caused by the downgrade of the United States credit rating. Many institutional portfolios are required to maintain an average minimum overall credit rating. When the U.S. Treasury credit rating was downgraded, the institutional portfolios had to sell investments with lower credit ratings and buy more U.S. Treasuries in order to increase their average minimum overall credit rating.

Equity Products

The following table summarizes average daily volume for our key equity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2011	2010	Change	2011	2010	Change
E-mini S&P futures and options	3,284	2,172	51%	2,621	2,379	10%
E-mini NASDAQ futures and options	351	328	7	309	335	(8)

The increase in equity contract volume for the third quarter and first nine months of 2011 when compared with the same periods in 2010 was attributable to an overall increase in volatility, as measured by the CBOE Volatility Index. We experienced periods of high volatility within the equity markets during the third quarter of 2011, which we believe was attributable to the downgrade of the United States credit rating and the continuation of the sovereign debt crisis in Europe. We also experienced short periods of high volatility in May 2010 due to the start of the sovereign debt crisis in Europe, which we believe contributed to additional volume in the first nine months of 2010. In general, equity products such as the E-mini NASDAQ contracts that hedge market risks different than those of the E-mini S&P 500, our most liquid equity product, do not tend to benefit from macro-level events or increased volatility to the same extent.

Foreign Exchange Products

The following table summarizes average daily volume for our key foreign exchange products.

	Quarter Ended			Nine Months Ended
	September 30,			September 30,
(amounts in thousands)	2011	2010	Change	2011	2010	Change
Euro	387	332	17%	369	364	1%
Japanese yen	116	137	(15)	129	136	(5)
British pound	116	116	—	123	130	(5)
Australian dollar	141	98	44	122	107	14
Canadian dollar	107	90	19	95	92	3

The overall increase in foreign exchange contract volume for the third quarter and first nine months of 2011 when compared with the same periods in 2010 was attributable to the ongoing sovereign debt crisis in Europe in the third quarter of 2011, which resulted in higher Euro contract volume. We believe that intervention by the Japanese central bank to control the yen foreign exchange rate caused the market to move to safe haven currencies, such as the Australian dollar and the Canadian dollar, which resulted in a decrease in Japanese yen contract volume and an increase in Australian dollar and Canadian dollar contract volume.

Agricultural Commodity Products

The following table summarizes average daily volume for our key agricultural commodity products.

	Quarter Ended			Nine Months Ended
	September 30,			September 30,
(amounts in thousands)	2011	2010	Change	2011	2010	Change
Corn	399	394	1%	444	331	34%
Soybean	219	153	43	228	166	37
Wheat	101	137	(26)	122	111	11

We believe that the increase in contract volume for the third quarter and first nine months of 2011 when compared with the same periods of 2010 was attributable to a decline in supply due to flooding, drought and excessive heat in 2011, which resulted in increased volatility and higher grain prices. We also believe the increase in volume resulted from increased demand for feedgrains caused by increased demand for cattle and other proteins in emerging markets. Corn contract volume remained flat and wheat volume declined in the third quarter of 2011 when compared with the same period in 2010 due to lower volatility in the corn and wheat market compared with the soybean market.

Energy Products

The following table summarizes average daily volume for our key energy products.

	Quarter Ended			Nine Months Ended
	September 30,			September 30,
(amounts in thousands)	2011	2010	Change	2011	2010	Change
Crude oil	849	831	2%	932	869	7%
Natural gas	492	501	(2)	530	489	8
Refined products	265	236	12	271	244	11

Energy contract volume was relatively flat in the third quarter of 2011 when compared with the same period in 2010 due to low price volatility within the energy market.

In the first nine months of 2011 when compared with the same period of 2010, we believe the increase in contract volume was attributable to increased price volatility within the energy market during the first quarter of 2011. We believe that increased volatility caused by changes in global supply and demand resulting from political unrest in the Middle East in the first quarter of 2011 contributed to the increase in crude oil volume. We also believe that increased volatility caused by weather-related events led to an increase in natural gas contract volume in the first nine months of 2011.

Metal Products

The following table summarizes average daily volume for our key metal products.

	Quarter Ended			Nine Months Ended
	September 30,			September 30,
(amounts in thousands)	2011	2010	Change	2011	2010	Change
Gold	310	170	82%	252	200	26%
Silver	79	42	88	98	47	107

The overall increase in metal contract volume is attributable to the increased investment in precious metals as an asset class due to high volatility within other financial markets. We believe that there has been an increase in silver contract volume due to the greater use of silver as an alternative investment.

Average Rate per Contract

The average rate per contract decreased in the third quarter when compared with the same period in 2010 due to a higher portion of equity products as a percentage of total volume compared with energy products. As a percentage of volume, equity product volume increased by 3% in the third quarter while energy products decreased by 3%. Equity products have lower fees compared with energy products. In addition, the average rate per contract decreased due to incremental volume in energy and interest rate products which triggered higher-tiered discount levels.

In the first nine months of 2011 when compared with the same period in 2010, the average rate per contract decreased due to a higher portion of interest rate products as a percentage of total volume compared with energy products. As a percentage of volume, interest rate product volume increased by 2% in the first nine months of 2011 while energy products decreased by 1%. Interest rate products have lower fees compared with energy products.

Concentration of Revenue

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 12% and one firm represented 11% of our clearing and transaction fees revenue in the first nine months of 2011. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the loss of revenue received from a particular clearing firm.

Other Sources of Revenue

Revenue from Index Services contributed to an increase in market data and information services revenue in the third quarter and first nine months of 2011 when compared with the same periods in 2010. Revenues from Index Services, which include revenue from market data and licensing, increased in the third quarter of 2011 when compared with the same period of 2010 due to growth in assets under management, which was driven by underlying index market performance. The increase in the first nine months of 2011 when compared with the same period in 2010 was attributable to the formation of Index Services in March 2010. The increase in the third quarter and first nine months was partially offset by a decrease in basic device counts due to cost-cutting initiatives at customer firms.

Effective January 1, 2012, all users of our basic service will pay $70 per month for each basic device.

The two largest resellers of our market data represented approximately 39% of our market data and information services revenue in the first nine months of 2011. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.

We recognized a $9.8 million gain on sale of certain Index Services assets related to one of its service offerings in the second quarter of 2011, which contributed to the increase in other revenue in the first nine months of 2011 when compared with the same period in 2010. In addition, $0.9 million and $3.7 million in incremental processing services revenue generated from various strategic relationships contributed to an increase in other revenues in the third quarter and first nine months of 2011 when compared with the same periods of 2010. The increase in the third quarter of 2011 was partially offset by a $3.7 million decrease in revenues generated from our agreement with BM&FBOVESPA S.A. (BM&FBOVESPA) to develop a new multi-asset class electronic platform because the initial development phase was completed in the third quarter of 2011.

Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change	2011	2010	Change
Compensation and benefits	$119.9	$110.4	9%	$359.7	$312.3	15%
Communications	11.0	9.8	12	31.7	30.8	3
Technology support services	13.3	12.5	6	38.7	37.4	4
Professional fees and outside services	29.0	26.1	11	90.4	82.5	10
Amortization of purchased intangibles	33.0	32.4	2	99.2	95.5	4
Depreciation and amortization	32.4	33.1	(2)	95.1	98.1	(3)
Occupancy and building operations	18.5	17.0	9	56.9	57.7	(1)
Licensing and other fee agreements	22.6	20.5	10	64.7	62.8	3
Other	22.4	28.7	(22)	77.0	90.7	(15)

Total Expenses	$302.1	$290.5	4	$913.4	$867.8	5

Operating expenses increased by $11.6 million and $45.6 million in the third quarter and first nine months of 2011, respectively, when compared with the same periods in 2010. The following table shows the estimated impact of key factors resulting in the increase (decrease) in operating expenses:

	Quarter Ended September 30, 2011		Nine Months Ended September 30, 2011
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Salaries, benefits and employer taxes	$12.8	4%	$37.8	4%
Stock-based compensation	3.9	1	9.7	1
Marketing expense	0.5	—	5.8	1
License fees based on volume	3.4	1	0.3	—
Customer settlements and legal accruals	(10.8)	(3)	(0.8)	—
Non-qualified deferred compensation plan	(7.3)	(2)	(4.1)	—
Professional fees related to Index Services	(0.8)	—	(10.2)	(1)
CMA Impairment	—	—	(20.5)	(2)
Other expenses, net	9.9	3	27.6	2

Total percent increase	$11.6	4%	$45.6	5%

Salary increases and rising healthcare costs contributed to a rise in salaries, benefits and employer taxes. An increase in average headcount primarily due to the formation of Index Services also contributed to an increase in expense in the first nine months of 2011.

Stock-based compensation increased in the first nine months of 2011 due to the expense impact related to the September 2010 grant.

Marketing expenses increased in the third quarter and first nine months of 2011 due primarily to new advertising initiatives.

License fees based on volume increased in the third quarter and first nine months of 2011 due to an increase in equity product volume.

Legal and other expenses decreased in the third quarter and first nine months of 2011 due to additional customer settlements and additional accruals for various legal matters in 2010.

Compensation and benefits expense decreased due to a reduction in our non-qualified deferred compensation plan liability, the impact of which does not affect net income because of an equal and offsetting change in investment income.

A decrease in professional fees relating to the formation and integration of Index Services, which occurred in the first quarter of 2010, partially offset the overall increase in expense in the first nine months of 2011.

In addition, the overall increase in expense in the first nine months of 2011 were partially offset by impairment charges recorded in the second quarter of 2010 on the goodwill and trade name related to our CMA operations.

Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change	2011	2010	Change
Investment income	$3.7	$12.6	(71)%	$27.1	$28.1	(4)%
Gains (losses) on derivative investments	—	—	—	(0.1)	6.0	(102)
Interest and other borrowing costs	(29.0)	(35.9)	(19)	(87.8)	(105.2)	(17)
Equity in net losses of unconsolidated subsidiaries	(0.9)	(3.9)	(75)	(3.1)	(6.9)	(54)

Total Non-Operating	$(26.2)	$(27.2)	(3)	$(63.9)	$(78.0)	(18)

The decrease in investment income during the third quarter and first nine months of 2011 when compared with the same period in 2010 was due to a decline in gains on marketable securities related to our non-qualified deferred compensation plans of $7.3 million and $4.1 million in the third quarter and first nine months of 2011, respectively, when compared with the same periods in 2010. Gains and losses from these non-qualified deferred compensation plan securities are offset by an equal amount of compensation and benefits expense. The decrease in the first nine months of 2011 when compared with the same period of 2010 was partially offset by an increase in dividend income from our investment in BM&FBOVESPA. Total overall dividend income was $28.0 million in the first nine months of 2011 compared with $23.3 million for the same period in 2010.

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

In the third quarter and first nine months of 2011, when compared with the same periods in 2010, interest expense decreased due to the repayment of the $420.5 million term loan in January 2011 and the maturity of the $300.0 million floating rate notes in August 2010. The decrease in interest expense in the first nine months of 2011 was partially offset by the issuance of $612.5 million of 4.40% fixed rate notes due 2018 in March 2010.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Weighted average borrowings outstanding (in millions)	$2,112.5	$2,653.7	(541.2)	$2,153.5	$2,713.6	(560.1)
Weighted average effective yield	5.21%	5.06%	0.15%	5.21%	4.90%	0.31%
Total cost of borrowings (1)	5.45	5.36	0.09	5.51	5.18	0.33

(1)	Total cost of borrowing includes interest, commitment fees, discount accretion and debt issuance costs.

In the third quarter of 2010, we recognized an impairment of $2.2 million on our investment in OneChicago, LLC, which resulted in a decrease in equity in net losses of unconsolidated subsidiaries in the third quarter and first nine months of 2011, when compared with the same periods in 2010.

Income Tax Provision

The following table summarizes the effective tax rate for the periods presented:

	2011	2010	Change
Quarter ended September 30	42.3%	41.2%	1.1%
Nine months ended September 30	31.9	41.6	(9.7)

In the third quarter of 2011 when compared with the same period in 2010, the effective tax rate increased as the result of additional expense related to the impact of combined state and local tax rates on our existing deferred tax liabilities due to revised state and local tax apportionment estimates. The increase was offset by a decrease resulting from a reduction in the liability for uncertain tax positions.

In the first nine months of 2011 when compared with the same period of 2010, the decrease in our effective tax rate was primarily attributable to a change in state tax apportionment recorded in the first quarter of 2011. This change resulted in a reduction in our income tax provision of $118.1 million due largely to a revaluation of our existing deferred tax liabilities. Additionally, in the first quarter of 2011, we began marking to market our investment in BM&FBOVESPA which resulted in a $48.8 million reduction in valuation allowances on other unrealized capital losses previously reserved.

Liquidity and Capital Resources

Sources and Uses of Cash. Net cash provided by operating activities was $999.8 million for the first nine months of 2011 compared with $963.0 million for the same period in 2010. The increase in net cash provided by operating activities was due to an increase in contract volume. In the first nine months of 2011, net cash provided by operating activities was $67.9 million lower than net income. This decrease was the result of a decrease in deferred income tax liabilities of $130.8 million due to the revaluation of our existing deferred tax liabilities and a reduction in deferred tax valuation allowances. Also contributing to the overall decrease in cash was an increase in accounts receivable of $72.5 million. Accounts receivable in any period result primarily from the clearing and transaction fees billed in the last month of the reporting period.

Cash used in investing activities was $111.0 million in the first nine months of 2011 compared with cash used in investing activities of $68.7 million in the first nine months of 2010. The increase in cash used was largely attributable to an increase in purchases of property in the first nine months of 2011 when compared with the same period in 2010. We also recognized proceeds from the Chicago Board Options Exchange exercise privileges in 2010.

Cash used in financing activities was $914.7 million in the first nine months of 2011 compared with $586.7 million for the same period in 2010. The increase was attributable to an increase in repayment of debt in the first nine months of 2011 when compared with the same period in 2010. The increase was partially offset by proceeds from the shares issued to BM&FBOVESPA in the third quarter of 2010 and a decrease in share repurchases of $354.8 million in the first nine months of 2011 when compared with the same period in 2010.

Debt Instruments. The following table summarizes our debt outstanding as of September 30, 2011:

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

We maintain a 364-day fully secured, committed line of credit with a consortium of domestic and international banks to be used in certain situations by our clearing house. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. Clearing firm guaranty fund contributions received in the form of U.S. Treasury securities, Government agency securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $1.0 billion. At September 30, 2011, guaranty fund collateral available was $4.3 billion. We have the option to request an increase in the line from $1.0 billion to $2.0 billion. In addition to the 364-day fully secured, committed line of credit, we also have the option to use the new $1.0 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default.

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

At September 30, 2011, we have excess borrowing capacity for general corporate purposes of approximately $1.0 billion.

As of September 30, 2011, we were in compliance with the various covenant requirements of all our debt facilities.

CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At September 30, 2011, the letters of credit totaled $161.0 million.

The following table summarizes our credit ratings as of September 30, 2011:

	Short-Term	Long-Term
Rating Agency	Debt Rating	Debt Rating	Outlook
Standard & Poor’s	A1+	AA	Negative
Moody’s Investors Service	P1	Aa3	Stable

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

Liquidity and Cash Management. Cash and cash equivalents totaled $829.3 million at September 30, 2011 and $855.2 million at December 31, 2010. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to risk is minimal given the nature of the investments.

In June 2011, we announced that we are pursuing a sale and partial leaseback of the north and south buildings of CBOT. A lease agreement will allow us to maintain the agricultural commodities trading floor and certain office space of the north and south buildings. Ownership of the east building, which houses the financial trading floor and office space, will be retained by us.

During the nine months ended September 30, 2011, cash performance bonds and security deposits increased from $4.0 billion to $7.7 billion, an increase of $3.7 billion. The increase collateral is due to increased trading activity and a change in clearing firm collateral preference, particularly in the over-the-counter market.

Net current deferred tax assets of $23.0 million and $18.3 million are included in other current assets at September 30, 2011 and December 31, 2010, respectively. Total net current deferred tax assets include unrealized losses, stock-based compensation and accrued expenses.

Net long-term deferred tax liabilities were $7.7 billion and $7.8 billion at September 30, 2011 and December 31, 2010, respectively. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers including CBOT Holdings and NYMEX Holdings.

Net long-term deferred tax assets include a $19.5 million deferred tax asset for foreign net operating losses related to Swapstream. Our assessment at September 30, 2011 was that we did not currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the $19.5 million deferred tax assets arising from these net operating losses have been fully reserved. In addition, valuation allowances of $0.3 million have also been provided for other foreign net operating losses in various other jurisdictions for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.

We also have a long-term deferred tax asset related to Brazilian taxes of $40.8 million for an unrealized capital loss incurred related to our investment in BM&FBOVESPA. A full valuation allowance of $40.8 million has been provided because we do not believe that we currently meet the more-likely-than-not threshold that would allow us to realize the value of the unrealized capital loss in Brazil in the future.

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

In September 2011, FASB issued an ASU on goodwill impairment testing. The ASU gives entities the option to perform a qualitative assessment of goodwill that may allow them to omit the annual two-step impairment test. The ASU is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted the guidance in the third quarter of 2011.

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

See “Legal Matters” in Note 5. Contingencies to the Consolidated Financial Statements beginning on page 13 for updates to CME Group’s legal proceedings disclosure which is incorporated herein by reference.

Item 1A.	RISK FACTORS

The following is an update to the Risk Factors disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2011. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business in the future.

Our role in the global marketplace may place us at greater risk for a cyber attack and other cyber security risks.

In connection with the continued economic uncertainty, groups such as Occupy Wall Street and Anonymous, have targeted the financial services industry as part of their protest against the perceived lax regulation of the financial sector and economic inequality. For example, the Anonymous group called on its supporters to launch a “distributed denial of service” attack to overwhelm website traffic on NYSE Euronext’s external Web site which resulted in a brief outage. While we have no evidence at this time that we are a specific target of a cyber attack, our role in the global marketplace places us at greater risk. Additionally, our role as a leading derivatives marketplace and the operation of our CME Globex electronic trading platform may place us at greater risk for misappropriation of our intellectual property. In September 2011, a former employee of CME Group was charged with two counts of theft of trade secrets in an indictment returned by a federal grand jury. We do not believe that any customer information, trade data or required regulatory information was compromised in this incident and we have no evidence that the trade secrets were distributed in connection with this matter. While we continue to employ resources to monitor the environment and protect our infrastructure against security breaches and misappropriation of our intellectual property assets, these measures may prove insufficient depending upon the attack or threat posed, which could result in system failures and delays that could cause us to lose customers, experience lower trading volume, incur significant liabilities or have a negative impact on our competitive advantage.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1 to July 31	17,238	$290.08	17,235	$679.7
August 1 to August 31	241,345	$265.02	241,321	$615.7
September 1 to September 30	343,974	$260.46	331,055	$529.6
Total	602,557	$263.13	589,611

(1)	Shares purchased consist of an aggregate of 12,946 shares of Class A common stock surrendered in the third quarter of 2011 to satisfy employees’ tax obligations upon the vesting of restricted stock.

(2)	On May 9, 2011, the board of directors authorized a new share buyback program of up to $750.0 million of Class A common stock over a 12-month period.

Item 6.	EXHIBITS

31.1	Section 302 Certification—Craig S. Donohue

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: November 9, 2011	By:	/s/ James E. Parisi
Chief Financial Officer & Managing Director Finance and Corporate Development