Form 10-K
period 2011-12-31
CME GROUP INC.
filed 2012-02-28
CIK 1156375

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31553
CME GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4459170
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

20 South Wacker Drive, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 930-1000
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Class A Common Stock $0.01 par value	NASDAQ GLOBAL SELECT MARKET
_________________________________________________________
Securities registered pursuant to Section 12(g) of the Act: Class B common stock, Class B-1, $0.01 par value; Class B common stock, Class B-2, $0.01 par value; Class B common stock, Class B-3, $0.01 par value; and Class B common stock, Class B-4, $0.01 par value.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $19.3 billion (based on the closing price per share of CME Group Inc. Class A common stock on the NASDAQ Global Select Market (NASDAQ) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 15, 2012 was as follows: 66,439,943 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the CME Group Inc.’s Proxy Statement for the 2012 Annual Meeting of Shareholders	Part III

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
Information about Trading Volume and Average Rate per Contract
All amounts regarding trading volume and average rate per contract exclude our TRAKRS, HuRLO, Swapstream, credit default swaps, interest rate swaps and CME Clearing Europe contracts.
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

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to maintain existing customers, develop strategic relationships and attract new customers, including end customers, intermediaries and clearing members;

•	our ability to expand and offer our products in non-U.S. jurisdictions;

•	changes in domestic and non-U.S. regulations;

•
changes in government policy, including policies relating to common or directed clearing, changes as a result of legislation and regulation stemming from the implementation of the Dodd-Frank Act or changes stemming from the bankruptcy of MF Global on our ability to use customer collateral;

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

•	changes in price levels and volatility in the derivatives markets and in underlying equity, foreign exchange, interest rate and commodities markets;

•
economic, political and market conditions, including the volatility of the capital and credit markets and the impact of economic conditions on the trading activity of our current and potential customers stemming from the financial crisis that began in 2008, the Eurozone debt crisis and any other future crises;

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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of this Report beginning on page 15.

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
In 2007, CME Holdings merged with CBOT Holdings, Inc. and was renamed CME Group. In connection with the merger, we acquired the CBOT exchange. CBOT is a leading marketplace for trading agricultural and U.S. Treasury futures as well as options on futures. In 2008, we acquired Credit Market Analysis Limited and its three subsidiaries (collectively, CMA). CMA is a provider of credit derivatives market data. Also in 2008, we merged with NYMEX Holdings and acquired NYMEX and COMEX, its wholly-owned subsidiaries. On NYMEX, customers primarily trade energy futures and options contracts, including contracts for crude oil, natural gas, heating oil and gasoline, as well as over-the-counter energy transactions cleared through CME ClearPort. On COMEX, customers trade metal futures and options contracts, including contracts for gold, silver and copper. In 2010, CME Group entered into a joint venture with Dow Jones to create CME Group Index Services, in which we own a 90% stake and Dow Jones owns a 10% stake. CME Group Index Services is the owner of the Dow Jones Indexes, which includes The Dow Jones Industrial Average and approximately 130,000 index properties. In November 2011, we announced our agreement with McGraw-Hill to establish a new joint venture in which McGraw-Hill will contribute its S&P Indices business and we will contribute a portion of the CME Group Index Services business to create S&P/Dow Jones Indices, a global leader in index services. As part of the proposed transaction, McGraw-Hill will acquire our CMA business. We launched CME Clearing Europe in 2011 to expand our European presence and further extend the geographical reach of our clearing services. In the beginning of 2012, we launched our co-location business which is comprised of hosting, connectivity and customer support services providing further diversification of our revenue stream.
Our futures and clearing business has historically been subject to the extensive regulation of the Commodity Futures Trading Commission (CFTC). As a result of our global operations, we are also subject to the rules and regulations of the local jurisdictions in which we conduct business, including the Financial Services Authority (FSA) based on our offering of various CME Group products and services to European customers and the operation of CME Clearing Europe, and the Securities and Exchange Commission (SEC) in connection with our offering of clearing services for security-based swaps.
Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, and our telephone number is 312-930-1000.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
The company reports the results of its operations as one reporting segment primarily comprised of the CME, CBOT, NYMEX and COMEX exchanges. The remaining operations do not meet the thresholds for reporting separate segment information.
NARRATIVE DESCRIPTION OF BUSINESS
We offer the widest range of global benchmark products across all major asset classes based on interest rates, equity indexes, foreign exchange, energy, agricultural commodities, metals, weather and real estate. Our products include both exchange traded and over-the-counter derivatives. We bring buyers and sellers together through our CME Globex electronic trading platform across the globe and our open outcry trading facilities in Chicago and New York City and provide hosting, connectivity and customer support for electronic trading through our co-location services. We also provide clearing and settlement services for exchange-traded contracts, as well as for cleared over-the-counter derivatives transactions. Finally, we offer a wide range of market data services-including live quotes, delayed quotes, market reports and a comprehensive historical data service and have expanded into the index services business through CME Group Index Services.
Our Competitive Strengths
CME Group offers a number of key differentiating elements that set it apart from its competitors, including:
Highly Liquid Markets-Our listed futures markets provide an effective forum for our customers to manage their risk and meet their investment needs relating to our markets. We believe that our customers choose to trade on our centralized market due to its liquidity and price transparency. Market liquidity, or the ability of a market to absorb the execution of large purchases or sales quickly and efficiently whereby the market recovers quickly following the execution of large orders, is key to attracting customers and contributing to a market's success.

Most Diverse Product Line-Our products provide a means for hedging, speculation and asset allocation relating to the risks associated with, among other things, interest rate sensitive instruments, equity ownership, changes in the value of foreign currency, credit risk and changes in the prices of agricultural, energy and metal commodities. The estimated percentage of clearing and transaction fees revenue contributed by each product line is as follows:

Product Line	2011	2010	2009
Interest rate	27%	27%	26%
Equity	21	21	24
Foreign exchange	7	7	6
Agricultural commodity	13	12	10
Energy	26	27	29
Metal	6	6	5
The breadth and diversity of each of our product lines and the variety of their underlying contracts is beneficial to our overall performance when an individual product line or individual product is impacted by macroeconomic factors. For example, the impact to our interest rate product line due to the credit crisis and the Federal Reserve Bank's zero interest rate policy was partially offset by trading volume in our other product lines. Additionally, our product lines contain various products designed to address differing risk management needs. For example, our interest product suite includes both short-term and long-term products.
Our products are traded through the CME Globex electronic trading platform, our open outcry auction markets in Chicago and New York City and through privately negotiated transactions that we clear. The estimated percentage of clearing and transaction fees revenue contributed by each trading venue is as follows:

Trading Venue	2011	2010	2009
Electronic	75%	74%	72%
Open outcry	9	10	11
Privately negotiated	5	5	5
CME ClearPort (OTC)	11	11	12
Our products generate valuable information regarding prices and trading activity. We distribute our market data over the CME market data platform directly to our electronic trading customers as part of their access to our markets and to quote vendors who consolidate our market data with that from other exchanges, other third-party data providers and news sources, and then resell their consolidated data. The estimated contributions of our market data and information services products, excluding our index market data offerings, based on percentage of total revenue over the last three years were 10% in 2011, 11% in 2010 and 13% in 2009.
In 2010, we expanded our index market data offerings through our joint venture with Dow Jones, CME Group Index Services, which further diversified our revenue streams. We derived 3% of our revenues from the business acquired from Dow Jones in 2011 and 2% in 2010.
Safety and Soundness of our Markets-We understand the importance of ensuring that our customers are able to manage and contain their trading risks. As the markets and the economy have evolved, we have worked to adapt our clearing services to meet the needs of our customers. We apply robust risk management standards and enforce and facilitate applicable CFTC customer protection standards for exchange-traded products and cleared over-the-counter derivatives. Clearing member firms are continually monitored and audited for their outstanding risk, capital adequacy and compliance with customer protection rules and regulations. We utilize a combination of risk management capabilities to assess clearing firm and their account exposure levels for all asset classes 24 hours a day throughout the trading week. Our U.S. clearing house is operated within our CME exchange and we also operate a UK clearing house in CME Clearing Europe.
Our integrated clearing function is designed to ensure the safety and soundness of our markets. Our clearing services are designed to protect the financial integrity of our markets by serving as the counterparty to every trade, becoming the buyer to each seller and the seller to each buyer, and limiting credit risk. The clearing house is responsible for settling trading accounts, clearing trades, collecting and maintaining performance bond funds, regulating delivery and reporting trading data. CME Clearing marks open positions to market at least twice a day, and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market daily, with the capacity to mark-to-market more frequently as market conditions warrant. We also offer clearing services through CME ClearPort, a comprehensive set of flexible clearing services for the global over-the-counter market backed by CME Clearing. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” beginning on page 53 and “Item 1A. Risk Factors,” beginning on page 15, for more information on our financial safeguards package and the associated credit risks related to our clearing services.
Superior Trading Technology and Distribution-We strive to provide the most flexible architecture in terms of bringing new technology, innovations and solutions to the market. Our CME Globex electronic trading platform is accessible on a global basis nearly 24 hours a day throughout the trading week. In 2011, 84% of our trading volume was conducted electronically.
 Our platform offers:

•	certainty of execution;

•	vast capabilities to facilitate complex and demanding trading;

•	direct market access;

•	fairness, price transparency and anonymity; and

•	global distribution, including connection through high-speed international telecommunications hubs in key financial centers in Europe, Asia and Latin America.
In January 2012, we launched our service offerings for co-location at our data center facility, which houses our trading match engines for all products traded on the CME Globex platform. The service provides the lowest latency connection for our customers. The offering is made available to all customers on equal terms.
Our Strategic Initiatives
The following is a description of our strategic initiatives:
Leading Core Business Innovation-We are continuing to enhance our customer relations to allow us to further cross-sell our products, expand on the strength of our existing benchmark products and launch new products. In 2010 and 2011, new product launches included the Ultra-long Bond Treasury futures and options and Weekly Treasury options.
Globalizing our Company and our Business-Our goal is to continue to expand and diversify our customer base worldwide and offer customers around the world the most broadly diversified portfolio of benchmark products. We believe that we have significant opportunity to expand the participation of our non-U.S. customer base in our markets. We are focusing on core growth in global markets because we believe that Asia, Latin America, and other emerging markets will experience superior economic and financial markets growth over the next decade compared with the more mature North American and European markets. In particular, we plan to expand our presence in major financial centers in Asia, grow our commodities business with non-U.S. customers and products and penetrate historically closed and semi-open markets such as China. We now have an agreement with Mysteel, China's leading provider of ferrous price and indexing services, to develop risk management products for the ferrous metals industry based on Mysteel's market-leading price data services.
To further enhance our customers' trading opportunities, we have partnered with leading exchanges around the world to make their products available on or through our CME Globex platform and network. These arrangements allow our customers to access many of the world's most actively traded equity futures contracts-Brazilian iBovespa index futures, Korean Kospi 200 index futures, Indian Nifty 50 index futures, Japanese Nikkei 225 index futures and the Mexican IPC index. In 2011, we extended our partnership with BM&FBOVESPA with the launch of the derivatives segment of a new multi-asset class electronic trading platform deployed by BM&FBOVESPA. Our strategic relationships with Bursa Malaysia Derivatives, Dubai Mercantile Exchange, Johannesburg Stock Exchange and Singapore Exchange allow us to accelerate our market penetration, expand our customer reach, and develop product sales channels with local brokers. These relationships are also designed to allow the customers of our partner exchanges to access our products and markets.
In May 2011, we launched CME Clearing Europe and we have made steady progress building on our European presence to further extend the geographical reach of our clearing services. We now clear more than 170 different energy, commodity, metal and freight contracts through CME Clearing Europe and we continue to expand the range of eligible products. Next steps include the launch of additional metals contracts, the launch of interest rate swaps and cross-margining with our U.S. clearing house.
Leading our Industry in Customer Service, Education and Training, and Sales Support-To ensure that we are providing our customers with effective service, we restructured our global client development and sales organization to better target cross asset sales across client segments, drive international sales (specifically in Asia and Europe) and to generate new client participation across all regions. We continue to build upon our global team in key locations outside the United States to better serve our customers on a global basis. We now have key leaders in place in each business line, in our global sales function and in our Europe and Asia offices. To assist our customers in achieving their trading and risk management goals, we also continue to enhance our educational resources on our products and services.

Extending our Capabilities and Business in the Over-the-Counter Markets-Our goal is to provide a comprehensive multi-asset class clearing solution to the market for maximum operational ease and the capital efficiency that comes with connecting to a single clearing house. Our over-the-counter offerings provide the extensive counterparty risk reduction and transparency of our clearing services while preserving the prevailing execution processes, technology platforms and economic structures currently in use in the marketplace. We offer clearing services for cleared over-the-counter derivatives, including credit default swaps, interest rate swaps and for agricultural products and foreign exchange. We have worked closely with buy side and sell side participants to build a multi-asset class, market leading OTC clearing solution. In the fourth quarter of 2011, we successfully launched interest rate swaps in Eurodollars, British pounds and Canadian dollars, and we are targeting the launch of interest rate swaps in Australian dollars, Swiss francs and Japanese Yen in the first half of 2012. In 2011, we cleared over-the-counter transactions with a notional value of over $206.4 billion and open interest as of December 31, 2011 was $161.0 million. Our CME ClearPort platform offers an array of clearing services that depend on the nature of the product traded. It has the capacity to clear and report transactions in multiple asset classes. In 2011, we added more than 240 products to our CME ClearPort system.
Establishing Ourselves as the Leading Exchange Company Provider of Information Products and Index Services-We offer a variety of market data services for the futures, equities and the over-the-counter markets. In 2010, we expanded our index services business through the formation of CME Group Index Services with Dow Jones. This venture allows us to bring the Dow Jones' brand and index creation and calculation capabilities to current and prospective clients and exchange partners; provides additional cross-listing opportunities and new global opportunities for index creation, calculation and licensing in cash, derivatives and over-the-counter markets globally; allows us to cross-sell and co-brand products; and expand market data dissemination services to our global network of clients and exchange partners. In November 2011, we announced our agreement with McGraw-Hill to establish a new joint venture in which McGraw-Hill will contribute its S&P Indices business and we will contribute a portion of the CME Group Index Services business to create S&P/Dow Jones Indices, a global leader in index service. The new venture, which remains subject to regulatory approval and customary closing conditions, will create a leading index provider well-positioned to serve global institutional and retail customers and will allow us to continue to be innovative with product development and co-branding across asset classes. As part of the agreement, we will acquire a long term, ownership-linked, exclusive license to list futures and options on futures based on the Standard & Poor's (S&P) Indices.
MF Global Matter
In October 2011, the Federal District Court for the Southern District of New York, upon petition by the Securities Investor Protection Corporation, placed the futures commission merchant/broker-dealer arm of MF Global, one of our largest clearing firms at the time, into Securities Investor Protection Act liquidation. As of February 10, 2012, the trustee for the liquidation of MF Global was estimating the shortfall in customer segregated funds as of that date to be at least $900 million, and that there was an additional shortfall as of that date of at least $700 million in customer "secured" funds (funds related to trading on foreign exchanges). Since the bankruptcy, with the trustee's permission, we transferred all of our open positions in MF Global customer accounts to other futures commission merchants, and facilitated the transfer to other futures commission merchants of cash representing roughly 72% of the segregated account balances of public customers. We continue to take steps to work with the bankruptcy trustee to facilitate the release of additional available customer funds, including providing a financial guarantee of $550.0 million as described in more detail on page 83.
There are ongoing investigations by the Department of Justice, the Federal Bureau of Investigations (FBI), the CFTC, and the SEC into the events surrounding the MF Global bankruptcy, including efforts to locate the missing segregated customer property and determining which individuals and entities may have civil or criminal liability for the shortfall. We were the designated self-regulatory organization for MF Global, meaning we were responsible for conducting periodic audits of the futures commission merchant pursuant to Joint Audit Committee standards. We believe that we carried out our duties and responsibilities in accordance with these standards and procedures. We have been named in a number of lawsuits filed in connection with the MF Global matter. See "Legal Matters" in Note 13. Contingencies to the Consolidated Financial Statements, beginning on page 82 for more information on these proceedings.
As a result of the shortfall in customer segregated funds, the industry, its self-regulatory model and the segregation regime are under scrutiny. Several Congressional hearings have been held to evaluate the situation and various policy suggestions have been made to ensure the protection of customer segregated funds. The adoption of such regulations will likely increase our costs of providing clearing services.
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
We offer equity index futures and options on key benchmarks, including S&P, NASDAQ, Dow Jones and Nikkei indexes. We also have an agreement with the Chicago Board Options Exchange (CBOE) to allow us to list futures and options on futures for volatility indexes on a variety of asset classes. With the exception of Dow Jones, these products are listed by us subject to license agreements with the applicable owners of the indexes. We have exclusive arrangements with S&P and The NASDAQ OMX Group, Inc. (NASDAQ) and non-exclusive arrangements with the other third parties. Our rights to the Dow Jones indexes previously were evidenced by an exclusive agreement but are now part of our ownership of the joint venture. Our S&P license is exclusive through 2016 and non-exclusive from that date until 2017 with some exceptions provided certain trading volume is achieved. As previously discussed, our proposed joint venture with McGraw-Hill will provide us with a long-term, ownership-linked exclusive license to the S&P Indices. Our NASDAQ license is exclusive through 2019. Copies of our S&P and NASDAQ license arrangements have been filed as material contracts. We pay the applicable third party per trade fees based on trading volume under the terms of these licensing agreements.
We also have a licensing and membership agreement with BBA Enterprises Limited and the British Bankers' Association (collectively, BBA) for the use of its London Interbank Offered Rate (LIBOR) to settle several of our interest rate products, including our Eurodollar contract. For the license, we paid an upfront fee and pay an annual fee. Numerous regulators including the SEC, CFTC and the FSA are investigating whether there were attempts to manipulate LIBOR rates. LIBOR rates play a significant role in the financial system. To the extent the investigation finds that the LIBOR rate was distorted or manipulated, it could have a negative impact on our customers' confidence in settlement prices dependent on LIBOR, including our benchmark Eurodollar contract.
We cannot assure you that we will be able to maintain the exclusivity of our licensing agreements with S&P and NASDAQ or be able to maintain our other existing licensing arrangements. In addition, we cannot assure you that others will not succeed in creating stock index futures based on information similar to that which we have obtained by license, or that market participants will not increasingly use other instruments, including securities and options based on the S&P, NASDAQ or Dow Jones indexes, to manage or speculate on U.S. stock risks. Parties may also succeed in offering indexed products that are similar to our licensed products without being required to obtain a license, or in countries that are beyond our jurisdictional reach and/or our licensors. For example, we are a party to a pending legal matter seeking a declaratory judgment that the opposing party is required to obtain a valid license in order to list certain products based upon the Dow Jones and S&P indexes. While we have prevailed on a motion for summary judgment, the matter is currently pending appeal. A negative decision in the matter would have a negative impact on our ability to generate revenues from our index services business.
Seasonality
Generally, we have historically experienced relatively higher trading volume during the first and second quarters and sequentially lower trading volume in the third and fourth quarters. However, such seasonality may also be impacted by general market conditions, such as the 2008 economic crisis and the impact of the MF Global bankruptcy. During 2011, 25% of our consolidated revenues were recognized in the first quarter, 26% in the second quarter, 27% in the third quarter and 22% in the fourth quarter.
Working Capital
We generally meet our funding requirements with internally generated funds supplemented from time to time with public debt and commercial paper offerings. For more information on our working capital needs, see “Management's Discussion and Analysis of Operations and Financial Condition-Liquidity and Capital Resources,” beginning on page 33, which section is incorporated herein by reference.
Customer Base
Our customer base includes professional traders, financial institutions, institutional and individual investors, major corporations, manufacturers, producers and governments. Our customers can access our CME Globex trading platform across the globe. Customers may be members of one or more of our exchanges. Rights to directly access our markets will depend upon the nature of the customer, such as whether the individual is a member of one of our exchanges or has executed an agreement with us for direct access.
Rights and privileges of membership are exchange specific. Trading on our open outcry trading floors is conducted exclusively by our members. Membership on one of our futures exchanges also enables a customer to trade specific products at reduced rates and lower fees. Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. In 2011, 80% of our trading volume was conducted by our members.

We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 12% of our clearing and transaction fees revenue for 2011. In the event a clearing firm were to withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. In 2011, MF Global, one of our largest clearing firms, was placed into bankruptcy and we transferred all of their more than 30,000 customer accounts to other futures commission merchants.
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
We encounter competition in all aspects of our business, including from entities having substantially greater capital and resources and offering a wider range of products and services, and some operating under a different and possibly less stringent regulatory regime. We face competition from other futures, securities and securities option exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large market participants; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and others.
Competition in our Derivatives Business
We believe competition in the derivatives and securities business is based on a number of factors, including, among others:

•	depth and liquidity of markets;

•	transaction costs;

•	breadth of product offerings and rate and quality of new product development;

•	ability to position and expand upon existing products to address changing market needs;

•	transparency, reliability and anonymity in transaction processing;

•	connectivity, accessibility and distribution;

•	technological capability and innovation;

•	efficient and secure settlement, clearing and support services;

•	regulatory environment; and

•	reputation.
We believe that we compete favorably with respect to these factors. Our deep, liquid markets; diverse product offerings; rate and quality of new product development; and efficient, secure settlement, clearing and support services distinguish us from our competitors. We believe that in order to maintain our competitive position, we must continue to expand globally; develop new and innovative products; enhance our technology infrastructure, including its reliability and functionality; maintain liquidity and low transaction costs and adopt such additional customer protections as the regulators and customers require as a result of the MF Global bankruptcy.
Our industry has continued to experience significant consolidation efforts. Many of these recent efforts have failed due to lack of shareholder support or regulatory issues, including the NYSE Euronext/Deutsche Bourse proposed merger; the London Stock Exchange's bid for the TMX Group and the Singapore Stock Exchange's proposed acquisition of the Australian Stock Exchange. At the end of 2011, there were approximately 60 futures exchanges located in approximately 30 countries. We expect industry participants to continue to look for ways to grow their business despite the challenging regulatory environment and other exchanges may become the target of future consolidation efforts.
Among our key competitors in our exchange-traded business are New York Portfolio Clearing (NYPC) and the Electronic Liquidity Exchange (ELX) in our interest rate product line and IntercontinentalExchange, Inc. (ICE) in our agricultural commodities, currency, equity index and energy contracts. In early 2012, NYSE Liffe U.S. announced it had secured an exclusive license to launch futures contracts based on the Depository Trust and Clearing Corporation's proprietary general collateral finance repo index which will compete with our interest rate products. Our over-the-counter business also competes with LCH.Clearnet for our interest rate swaps and ICE for our credit default swaps. Newer entrants into our industry may further increase competitive pressure on us.

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
We face competition from the over-the-counter market with the trading of contracts similar to those traded or cleared on our exchanges, such as swaps, forward contracts and other exchange “look-alike” contracts, in which parties directly negotiate the terms of their contracts, as well as from spot markets, ETFs and other substitutes for our products. Development of swap execution facilities and the mandated clearing requirement for certain products may create platforms that promote competitive substitutes for our privately negotiated and exchange-traded products.
Competition in our Transaction Processing Business
In addition to the competition we face in our derivatives business, we face a number of competitors in our transaction processing and other business services. In the past few years, there has been increased competition in the provision of clearing services and we expect competition to continue to increase in connection with the implementation of Dodd-Frank which requires the mandatory central clearing of standardized over-the-counter products.
ICE has its own clearing operations which are comprised of regulated clearing houses across the United States, Europe and Canada. OCC issues and clears U.S.-listed options and futures on a number of underlying financial assets including common stocks, currencies and stock indexes, including clearing services for ELX. In 2011, NYPC, a clearing house created by NYSE Euronext and The Depository Trust & Clearing Corporation, began clearing interest rate products traded on NYSE Liffe U.S. and plans to expand to additional exchanges in the future. We believe that other exchanges may also undertake to provide clearing services.
We believe competition in the transaction processing and business services market is based on, among other things, the fees charged for the services provided; quality and reliability of the services; timely delivery of the services; reputation; offering breadth; confidentiality of positions and information security protective measures; and the value of providing customers with capital efficiencies.
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
In light of the widespread financial and economic difficulties, particularly acute in the latter half of 2008 and early 2009, there were calls for a restructuring of the regulation of financial markets. Dodd-Frank, which was signed into law in 2010, is a comprehensive banking and financial services reform package that includes significant changes to the oversight of the derivatives markets, both over-the-counter and exchange-traded. Dodd-Frank reinforces the core tenets of our markets:

•	price transparency;

•	liquid markets to minimize transaction costs;

•	market integrity;

•	customer protection; and

•	the safety and soundness of central counterparty clearing services.
Dodd-Frank also provides the Federal Reserve Board with authority over systematically important financial entities. We have been notified that our U.S. clearing house may be regulated as a systematically important financial entity. Since adoption, the CFTC, the SEC, the Department of Treasury and other regulators have engaged in extensive rulemaking to implement the legislation. CME Group and others in the industry continue to actively participate in the rulemaking process with the goal that the final regulations serve the public interest, foster competition and innovation and do not place the U.S. financial services sector at a competitive disadvantage in our evolving global financial markets. During 2011, several regulations implementing Dodd-Frank were finalized, including rules relating to mandatory clearing and the operation of a clearing house, anti-manipulation, large trader reporting, position limits and the definition of agricultural commodity. A significant portion of the Act, however, remains subject to further rulemaking and such final regulations could include provisions that could negatively impact our business. Additionally, as a result of the MF Global bankruptcy and the shortfall in commodities customer segregated funds, the futures industry, its self-regulatory model and the segregation regime are under scrutiny by the CFTC and Congress. Several Congressional hearings have been held to evaluate the situation and various policy suggestions have been made to ensure the protection of customer segregated funds. We have and expect to continue to incur significant additional costs to make the necessary change to our business to comply with the provisions of Dodd-Frank and any new regulations stemming from the MF Global matter.
Our top areas of focus in the regulatory environment are:

•
Changes to the core principles to designated contract markets, including any changes to Core Principle 9 - the board of trade shall provide a competitive, open, and efficient market and mechanism for executing transactions that protects the price discovery process of trading in the centralized market of the board of trade (Core Principle 9). Rules promulgated under this provision may require us to make modifications to the manner in which certain of our contracts trade and/or require that such products be de-listed as futures and re-listed as swaps after a specified compliance period.

•
Changes to the self-regulatory model, which, if modified, could alter the manner in which we currently oversee our marketplace. We believe that we are best positioned to continue to conduct financial and market surveillance of our clearing firms.

•
The implementation of the position limit rules which could have a significant impact on our commodities business relative to such markets abroad given that it does not appear that foreign jurisdictions will impose position limits rules as stringent as those adopted by the CFTC.

•
The proposed rules of the Internal Revenue Service regarding the tax treatment of certain derivatives contracts which could result in a significant number of our contracts losing their 60/40 tax treatment.

As a global company with operations and locations around the world, we are also subject to the laws and regulations in the locations in which we do business.
The financial services industry outside of the United States is also undergoing similar significant reform, particularly in Europe. For example, in the United Kingdom the government has proposed to reorganize its regulatory framework which would include the dissolution of the FSA with oversight to be transitioned to the Bank of England, the Financial Conduct Authority, and the Prudential Regulation Authority depending upon the status of the regulated entity. As a result, in the United Kingdom our operations could be subject to multiple regulators. The European Union is also undergoing similar reform with multiple supervisory authorities, such as the European Securities and Markets Authority (ESMA) established in 2011. In addition to the national regulators, ESMA is likely to have a supervisory and oversight role over European clearing houses, non-European clearing houses and non-European exchanges providing services in Europe. Multiple legislations such as the European Market Infrastructure Regulation, the Markets in Financial Instruments Directive, the Capital Requirements Directive IV and the Market Abuse Directive have been proposed with provisions similar to those contained in Dodd-Frank.
To the extent the regulatory environment following these and other financial reform regulations is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.
If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel or other sanctions, including revocation of our designations as a contract market and derivatives clearing organization.
As a result of the 2010 “flash crash,” regulators have been focused on the role of high frequency traders and their impact on the markets. Although not clearly defined, high frequency trading typically refers to professional traders acting in a proprietary capacity that engage in strategies that generate a large number of trades on a daily basis. The CFTC has formed a subcommittee to define high frequency trading which will begin the process of assessing the impact of such trading on the marketplace and the development of any new regulations. We believe that such trading plays an important role in the marketplace by making it more efficient and competitive for all market participants and such firms contribute significantly to our liquidity. At this time, however, it is unclear whether these inquires will result in restrictions on the use of high frequency trading.
In the United States and Europe, there are several proposals to tax financial transactions or to assess user fees for market participants. For example, in the United States, there is a discussion of assessing a user fee to fund the CFTC and in Europe, legislative bodies are considering a tax on all financial transactions. In the past, efforts to implement a transaction tax or user fee have not been successful. The implementation of additional costs to use our markets may discourage institutions and individuals from using our products to manage their risks which could adversely impact our trading volumes, revenues and profits and may also adversely impact our ability to compete on an international level. A transaction tax or user fee in the U.S. may also cause market participants to transition and/or increase their derivatives trading in jurisdictions outside the U.S. which do not necessarily impose a comparable cost at this time.
In addition, the U.S. Congress may propose to eliminate the favorable 60/40 tax treatment for futures. The current tax treatment for futures trading allows certain traders to pay a blend of taxes on their gains and losses from trading futures and options with 60% at capital gains rates and 40% at ordinary tax rates. Any repeal of 60-40 tax treatment would impose a substantial increase in tax rates applicable to certain individuals who are most responsible for creating liquid and efficient markets.
Employees
As of December 31, 2011, we had approximately 2,740 employees. We consider relations with our employees to be good. The following are our executive officers, including a description of their business experience over the last five years.
Executive Officers
Ages are as of February 1, 2012.
Terrence A. Duffy, 53
Mr. Duffy has served as our Executive Chairman since 2006, as our Chairman from 2002 until 2006 and has been a member of our board of directors since 1995. He also has served as President of TDA Trading, Inc. from 1981 to 2002 and has been a member of our CME exchange since 1981.
Craig S. Donohue, 50
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
Kathleen M. Cronin, 48
Ms. Cronin has served as our Managing Director, General Counsel and Corporate Secretary since 2003. Previously she served as Corporate Secretary and Acting General Counsel from 2002 through 2003. Prior to joining us, Ms. Cronin was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom from 1989 through 1995 and from 1997 through 2002.
Bryan T. Durkin, 51
Mr. Durkin assumed the position of Managing Director, Products and Services in addition to his role as our Chief Operating Officer in 2010. Mr. Durkin has served as our Managing Director and Chief Operating Officer since 2007. Mr. Durkin joined us in connection with the CBOT merger and he previously held a variety of leadership roles with CBOT from 1982 to 2007, most recently as Executive Vice President and Chief Operating Officer.
Phupinder S. Gill, 51
Mr. Gill has served as our President since 2007. Previously he served as President and Chief Operating Officer since 2004. Mr. Gill joined us in 1988 and has held various positions of increasing responsibility within the organization, including Managing Director and President of CME Clearing and GFX Corporation. Mr. Gill also serves as our representative on the boards of Bursa Malaysia Derivatives and Bolsa Mexicana de Valores.
Julie Holzrichter, 43
Ms. Holzrichter has served as Managing Director, Global Operations since 2007. Ms. Holzrichter rejoined us in 2006 as our Managing Director, CME Globex Services and Technology Integration. Ms. Holzrichter previously held positions of increasing responsibility in our organization from 1986 to 2003 in trading operations.
Kevin Kometer, 47
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

James E. Parisi, 47
Mr. Parisi has served as our Chief Financial Officer and Managing Director, Finance and Corporate Development since 2010. He has held the role of Managing Director and Chief Financial Officer since 2004. Mr. Parisi joined us in 1988 and has held positions of increasing responsibility within the organization, including Managing Director & Treasurer and Director, Planning & Finance.
Laurent Paulhac, 42
Mr. Paulhac has served as Managing Director, OTC Products and Services since 2009. Prior to joining the company, Mr. Paulhac most recently served as Chief Executive Officer of CMA from 2005 to 2009. CMA was acquired by us in 2008.
James V. Pieper, 45
Mr. Pieper has served as our Managing Director and Chief Accounting Officer since 2010. Previously, Mr. Pieper served as Director and Controller since 2006 and as Associate Director and Assistant Controller from 2004 to 2006.
Hilda Harris Piell, 44
Ms. Piell has served as Managing Director and Chief Human Resources Officer since 2007. Previously she served as Managing Director and Senior Associate General Counsel, as Director and Associate General Counsel and as Associate Director and Assistant General Counsel since joining us in 2000.
John W. Pietrowicz, 47
Mr. Pietrowicz has served as our Managing Director, Business Development and Corporate Finance since 2010. Mr. Pietrowicz joined us in 2003 and since then has held various positions of increasing responsibility, including his most recent position of Managing Director and Deputy Chief Financial Officer from 2009 to 2010 and Managing Director, Corporate Finance and Treasury from 2006 to 2009.
Derek Sammann, 43
Mr. Sammann has served as Managing Director, Foreign Exchange and Interest Rate Products since 2010. He previously served as Managing Director, Financial Products and Services since 2009 and Managing Director, Global Head of Foreign Exchange Products since joining us in 2006. Prior to joining us, Mr. Sammann served as Managing Director, Global Head of FX Options and Structured Products at Calyon Corporate and Investment Bank in London from 1997 to 2006.
Kimberly S. Taylor, 50
Ms. Taylor has served as President, CME Clearing since 2004 and as Managing Director, Risk Management in the Clearing House Division, from 1998 to 2003. Ms. Taylor has held a variety of positions in the Clearing House, including Vice President and Senior Director. She joined us in 1989.
Kendal Vroman, 40
Mr. Vroman has served as our Managing Director, Commodity Products, OTC Services & Information Products since 2010. Mr. Vroman previously served as Managing Director and Chief Corporate Development Officer from 2008 to 2010. Mr. Vroman joined us in 2001 and since then has held positions of increasing responsibility, including most recently as Managing Director, Corporate Development and Managing Director, Information and Technology Services.
Scot E. Warren, 48
Mr. Warren has served as our Managing Director, Equity Index Products and Index Services since 2010. Mr. Warren previously served as our Managing Director, Equity Products since joining us in 2007. Prior to that, Mr. Warren worked for Goldman Sachs as its Vice President, Manager Trading and Business Analysis Team. Prior to Goldman Sachs, Mr. Warren managed equity and option execution and clearing businesses for ABN Amro in Chicago and was a Senior Consultant for Arthur Andersen & Co. for financial services firms.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Due to the nature of its business, CME Group has not historically tracked revenues based upon geographic location. We do, however, track trading volume generated outside of traditional U.S. trading hours and through our international telecommunication hubs. Our customers can directly access our exchanges throughout the world.
The following table shows the percentage of our total trading volume on our Globex electronic trading platform generated during non-U.S. hours and through our international hubs.

	2011	2010	2009
Trading during non-U.S. hours	13%	13%	9%
Trading through telecommunication hubs	7%	8%	7%

AVAILABLE INFORMATION
Our Web site is www.cmegroup.com. Information made available on our Web site does not constitute part of this document. We make available on our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance materials, including our Corporate Governance Principles, Director Conflict of Interest Policy, Board of Directors Code of Ethics, Categorical Independence Standards, Employee Code of Conduct and the charters for all the standing committees of our board, may also be found on our Web site. Copies of these materials are also available to shareholders free of charge upon written request to Shareholder Relations, Attention Ms. Beth Hausoul, CME Group Inc., 20 South Wacker Drive, Chicago, Illinois 60606.

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
Our revenue is substantially dependent on the trading volume in our markets. Our trading volume is directly affected by U.S. domestic and international factors that are beyond our control, including:

•	economic, political and geopolitical market conditions;

•	natural disasters and other catastrophes;

•	broad trends in industry and finance;

•	changes in price levels, trading volumes and volatility in the derivatives markets and in underlying equity, foreign exchange, interest rate and commodity markets;

•	changes in global or regional demand or supply shifts in commodities underlying our products;

•	legislative and regulatory changes, including any direct or indirect restrictions on or increased costs associated with trading in our markets;

•	competition;

•	changes in government monetary policies;

•	availability of capital to our market participants;

•	levels of assets under management;

•	consolidation in our customer base and within our industry; and

•	inflation.

Any one or more of these factors may contribute to reduced activity in our markets. Historically, our trading volume has tended to increase during periods of heightened uncertainty due to increased hedging activity and the increased need to manage the risks associated with, or speculate on, volatility in the U.S. equity markets, fluctuations in interest rates and price changes in the foreign exchange, commodity and other markets. However, as evidenced by our performance during the economic volatility that began in 2008, in times of extreme uncertainty we may experience decreased volume due to factors such as decreased risk exposure, lower interest rates and lack of available capital. During 2011, the U.S. economy remained constrained due to the inability of the housing market to gain any traction, the fiscal drag from budget reduction programs at all levels of government, and the continued uncertainty about future tax and regulatory policies impacting spending and investments of consumers and corporations. Europe also continues to face uncertainty with some euro-zone countries in recession. As a result, period-to-period comparisons of our financial results are not necessarily meaningful. This trend as well as future economic uncertainty may result in continued decreased trading volume and a more difficult business environment for us. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.
We operate in a heavily regulated environment that imposes significant costs and competitive burdens on our business and such environment is currently undergoing significant reform.
Our business has been extensively regulated by the CFTC. In response to the economic crisis, the Dodd-Frank Act was signed into law in 2010. This legislation is a comprehensive banking and financial services reform package that includes significant changes to the oversight of the derivatives markets, both over-the-counter and exchange traded. In accordance with Dodd-Frank, the CFTC's authority has been significantly expanded to include over-the-counter derivatives.
Since adoption, the CFTC, the SEC, the Department of Treasury and other regulators have engaged in extensive rulemaking to implement the legislation. CME Group and others in the industry continue to actively participate in the rulemaking process with the goal that the final regulations serve the public interest, foster competition and innovation and do not place the U.S. financial services sector at a competitive disadvantage in our evolving global financial markets. During 2011, several regulations implementing Dodd-Frank were finalized, including rules relating to mandatory clearing and the operation of a clearing house, anti-manipulation, large trader reporting, position limits and the definition of agricultural commodity. A significant portion of the Act, however, remains subject to further rulemaking and such final regulations could include provisions that could negatively impact our business, including changes to Core Principle 9 and the implementation of the position limit rules. Additionally, as a result of the MF Global bankruptcy and the shortfall in segregated customer funds, the futures industry, its self-regulatory model and the segregation regime are under scrutiny by the CFTC and Congress. Several Congressional hearings have been held to evaluate the situation and various policy suggestions have been made to ensure the protection of customer segregated funds. The adoption of such legislation likely will increase our costs of providing clearing services.
As a global company with operations around the world, we are also subject to the laws and regulations in the locations in which we do business. We cannot assure you that we and/or our directors, officers, employees and affiliates will be able to fully comply with these rules and regulations. We also cannot assure you that we will not be subject to claims or actions by any of these regulatory agencies. Our subsidiaries, CME Clearing Europe and CME Marketing Europe, are also subject to the supervision and oversight of the FSA. The regulatory environment in the United Kingdom and the European Union is undergoing significant reforms in connection with the oversight of the financial services industry. In response to the economic crisis, a number of financial service legislations covering issues similar to those included in Dodd-Frank have also been proposed in Europe.
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
In the United States and Europe, there are several proposals to tax financial transactions or to assess user fees for market participants. For example, in the United States, there is a discussion of assessing a user fee to fund the CFTC and in Europe, legislative bodies are considering a tax on all financial transactions. In the past, efforts to implement a transaction tax or user fee have not been successful. The implementation of additional costs to use our markets may discourage institutions and individuals from using our products to manage their risks which could adversely impact our trading volumes, revenues and profits and may also adversely impact our ability to compete on an international level. A transaction tax or user fee in the U.S. may also cause market participants to transition and/or increase their derivatives trading in jurisdictions outside the U.S. which do not necessarily impose a comparable cost at this time.

In addition, the U.S. Congress may propose to eliminate the favorable 60/40 tax treatment for futures. The current tax treatment for futures trading allows certain traders to pay a blend of taxes on their gains and losses from trading futures and options with 60% at capital gains rates and 40% at ordinary tax rates. Any repeal of 60-40 tax treatment would impose a substantial increase in tax rates applicable to certain individuals who are most responsible for creating liquid and efficient markets.
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
Some of our largest clearing firms, which are significant customers and intermediaries in our products, have stressed the importance to them of centralizing clearing of futures contracts and options on futures contracts in order to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many clearing firms have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as part of for-profit enterprises. Some of these firms, along with the Futures Industry Association and the Department of Treasury, have sought, and may seek in the future, legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. We expect pressure from these contingencies to increase in light of the shortfall in customer segregated funds held by MF Global. Our strategic business plan is to operate a vertically integrated transaction execution, clearing and settlement business for our futures and options on futures business. If these legislative or regulatory changes are adopted, our strategy and business plan may lead clearing firms to establish, or seek to use, alternative clearing houses for clearing positions established on our exchanges. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit or stop the use of our products and markets. If any of these events occur, our revenues and profits could be adversely affected.
We face intense competition from other companies, including some of our members. If we are not able to successfully compete, our business will not survive.
The industry in which we operate is highly competitive and we expect competition to continue to intensify, especially in light of the implementation of Dodd-Frank and other reforms of the financial services industry. For example, Dodd-Frank provides for central clearing of “clearable” over-the-counter swaps and requires that swaps that are cleared must be traded on exchanges or swap execution facilities, unless no exchange or swap execution facility makes the swap available for clearing. While these new requirements create opportunities for us to expand our over-the-counter business, a number of market participants and other exchanges have developed, and likely will develop in the future, competing platforms and products.
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
Our industry has continued to experience significant consolidation efforts. Many of these recent efforts have failed due to lack of shareholder support or regulatory issues, including the NYSE Euronext/Deutsche Bourse proposed merger; the London Stock Exchange's bid for the TMX Group and the Singapore Stock Exchange's proposed acquisition of the Australian Stock Exchange. At the end of 2011, there were approximately 60 futures exchanges located in approximately 30 countries. We expect industry participants to continue to look for ways to grow their business despite the challenging regulatory environment and other exchanges may become the target of future consolidation efforts.
Among our key competitors in our exchange-traded business are NYPC and ELX in our interest rate product line and ICE in our agricultural commodities, currency, equity index and energy products. In early 2012, NYSE Liffe U.S. announced it had secured an exclusive license to launch futures contracts based on the Depository Trust and Clearing Corporation's proprietary general collateral finance repo index which will compete with our interest rate products. Our over-the-counter business also competes with LCH.Clearnet for our interest rate swaps and ICE for our credit default swaps. Newer entrants into our industry may further increase competitive pressure on us.
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
Changes in regulations as a result of the implementation of the Dodd-Frank Act and other restructuring of the regulation of the global financial markets, regulations stemming from the MF Global bankruptcy or otherwise, may adversely impact our ability to compete, especially on a global basis.
Our trading volume, and consequently our revenues and profits, would be adversely affected if we are unable to retain our current customers or attract new customers.
The success of our business depends, in part, on our ability to maintain and increase our trading volume. To do so, we must maintain and expand our product offerings, our customer base and our trade execution facilities. Our success also depends on our ability to offer competitive prices and services in an increasingly price sensitive business. We cannot assure you that we will be able to continue to expand our product lines, or that we will be able to retain our current customers or attract new customers. We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 12% of our clearing and transaction fees revenue for 2011. Should a clearing firm withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. For example, in connection with the bankruptcy of MF Global, we successfully transferred all of the more than 30,000 MF Global customer accounts to other futures commission merchants. Additionally, from time to time, certain customers may represent a significant portion of the open interest in our individual product lines or contracts. If we fail to maintain our trading volume; expand our product offerings or execution facilities; or we lose a substantial number of our current customers, or a subset of customers representing a significant percentage of trading volume in a particular product line; or are unable to attract new customers, our business and revenues will be adversely affected. The shortfall in customer segregated funds at MF Global may have an impact on the overall confidence in the futures markets which could have a negative impact on trading volume. Furthermore, declines in trading volume due to loss of customers may negatively impact market liquidity, which could lead to further loss of trading volume.
As a financial services provider, we are subject to significant litigation risk and potential securities law liability.
Many aspects of our business involve substantial litigation risks. While we generally are protected by our rules limiting liability for system failures and certain forms of negligence and by statutory limits on private causes of actions in cases where we have not behaved in bad faith, we could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and the CFTC. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We may become subject to these claims as a result of failures or malfunctions of our systems and services we provide. For example, we served as the designated self regulatory organization for MF Global. There are ongoing investigations by the Department of Justice, the FBI, the CFTC, and the SEC into the events surrounding the

MF Global bankruptcy, including efforts to locate the missing segregated customer property and determining which individuals and entities may have civil or criminal liability for the shortfall. We continue to believe that we acted appropriately and that our actions do not give rise to liability. We have been named as a party to a number of lawsuits in connection with the MF Global matter which we expect to be consolidated. There is no guarantee that we will not become the subject of additional litigation relating to the matter or that we will be successful in defending against these claims or any other action relating to MF Global or any matter brought in the future. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us could have a material adverse effect on our business and our reputation.
Our role in the global marketplace may place us at greater risk than other companies for a cyber attack and other cyber security risks. Our networks and those of our third party service providers may be vulnerable to security risks, which could result in wrongful use of our information or cause interruptions in our operations that cause us to lose customers and trading volume and result in significant liabilities. We could also be required to incur significant expense to protect our systems.
We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems, including attacks from cyber criminals. Recently, groups have targeted the financial services industry as part of their protest against the perceived lack of regulation of the financial sector and economic inequality, including calls to their supporters to launch cyber attacks on numerous financial institutions which in some cases have resulted in brief outages to their external corporate web sites. Additionally, in 2010, a virus impacted email systems around the world, including our system. While we have no evidence at this time that we are a specific target of a cyber attack, our role in the global marketplace places us at greater risk than other companies.
Additionally, our role as a leading derivatives marketplace and the operation of our CME Globex electronic trading platform may place us at greater risk for misappropriation of our intellectual property. In September 2011, a former employee of CME Group was charged with two counts of theft of trade secrets in an indictment returned by a federal grand jury. We do not believe that any customer information, trade data or required regulatory information was compromised in this incident and we have no evidence that the trade secrets were distributed in connection with this matter. Other persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations.
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
It is impossible to predict the likelihood or impact of any terrorist attack on the derivatives industry generally or on our business. For example, the September 11, 2001 terrorist attack on the World Trade Center resulted in the closing of NYMEX's trading and clearing operations for four business days and rendered its backup data and recovery center inoperable. While we have undertaken significant measures to develop business continuity plans and to establish backup sites, in the event of an attack or a threat of an attack, these security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Damage to our facilities due to terrorist attacks may be significantly in excess of any amount of insurance received, or we may not be able to insure against such damage at a reasonable price or at all. The threat of terrorist attacks may also negatively affect our ability to attract and retain employees. Any of these events could have a material adverse effect on our business, financial condition and operating results.
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
If we do not successfully enhance our electronic trading platform, or our current or potential customers do not accept it, our revenues and profits will be adversely affected. Additionally, we rely on our customers' ability to have the necessary back office functionality to support our new products and our trading and clearing functionality. To the extent our customers are not prepared and/or lack the resources or infrastructure, the success of our new initiatives may be compromised.
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
From time to time, we have experienced system errors and failures that have resulted in some customers being unable to connect to our electronic trading platform, or that resulted in erroneous reporting, such as transactions that were not authorized by any customer or reporting of filled orders as cancelled. For example in 2010, an employee error resulted in errant trades inadvertently being placed into an active market environment which resulted in liability to us of approximately $4.7 million. We cannot assure you that if we experience system errors or failures in the future that they will not have a material impact on our business. Any such system failures that cause an interruption in service or decrease our responsiveness could impair our reputation, damage our brand name or have a material adverse effect on our business, financial condition and operating results.

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
We, as well as many of our customers, depend on third party suppliers and service providers for a number of services that are important. An interruption or cessation of an important supply or service by any third party could have a material adverse effect on our business, including revenues derived from our customers' trading activity.
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
Our clearing house operations expose us to many different industries and counterparties, and we routinely guarantee transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional customers. As a result of the financial crisis that began in 2008, many financial institutions required additional capital infusions, merged with larger and stronger institutions, became bank holding companies that are regulated by the Federal Reserve Bank and, in some cases, failed. For example, during 2008, The Bear Stearns Companies, Inc., Lehman Brothers Holdings Inc. and American International Group, Inc., all of which were parent companies of clearing firms of our exchange, experienced significant financial writedowns and in some cases failed. In October 2011, MF Global, one of our largest clearing firms, was placed into liquidation. There are ongoing investigations by the Department of Justice, the FBI, the CFTC, and the SEC into the events surrounding the MF Global bankruptcy, including efforts to locate the missing segregated customer property and determining which individuals and entities may have civil or criminal liability for the shortfall.
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

In 2011, CME Clearing Europe was launched. While we have hired experienced management to oversee the operations of CME Clearing Europe, as an organization we have limited experience operating a clearing house outside of the United States.
A substantial part of our working capital may be at risk if a clearing firm defaults on its obligations to the clearing house and its margin and security deposits are insufficient to meet its obligations. Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cure any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect market participants from a default or that we will not be adversely affected in the event of a significant default. Following the MF Global bankruptcy, we established a $100 million fund designed to provide further protection of customer segregated funds for eligible participating U.S. family farmers and ranchers who hedge their business using our products for losses resulting from the future insolvency of a clearing member or other market participant.
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
We sell our market data to individuals and organizations that use our markets or monitor general economic conditions. Revenues from our market data and information services totaled $427.7 million and $395.1 million, representing 13% of our total revenues, during the years ended December 31, 2011 and 2010, respectively. A decrease in overall trading volume may also lead to a decreased demand for our market data from the market data vendors. For example, in both 2011 and 2010 we experienced a decrease in the average number of market data devices due to the continued economic uncertainty, continued high unemployment levels in the financial services sector and aggressive cost cutting initiatives at customer firms. Additionally, electronic trading systems do not usually impose separate exchange fees for supplying market data to trading terminals. If we do not separately charge for market data supplied to trading terminals, and trading terminals with access to our markets become widely available, we could lose market data fees from those who have access to trading terminals. We will experience a reduction in our revenues if we are unable to recover that lost market data revenue through terminal usage fees or transaction fees.
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
Our goal is to provide a comprehensive multi-asset class clearing solution to the market for maximum operational ease and the capital efficiency that comes with connecting to a single clearing house. We offer clearing services for cleared over-the-counter derivatives, including credit default swaps and interest rate swaps. Our strategy also includes extending our over-the-counter services into other assets classes, as well as enhancing our CME ClearPort functionality to support additional products. While we believe the implementation of Dodd-Frank creates new opportunities for us to expand our over-the-counter offerings, the current regulatory environment for trading and clearing these products remains uncertain. We cannot be certain that we will be able to operate profitably under the new legislation. For example, provisions within Dodd-Frank include changes to the CFTC's core principles, specifically Core Principal 9, which could require us to make modifications to the manner in which certain of our contracts trade and/or require that such products be de-listed as futures and re-listed as swaps. In addition, a number of market participants and exchanges have developed competing platforms and products, including ICE's offering for credit default swaps. We cannot be certain that we will be able to compete effectively or that our initiatives will be successful.
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
We plan to continue to expand our operations internationally, including through CME Clearing Europe, directly placing order entry terminals with customers outside the United States and by relying on distribution systems established by our current and future strategic alliance partners. We face certain risks inherent in doing business in international markets, particularly in the regulated derivatives exchange business. These risks include:

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
In the normal course of our business, we discuss matters with our regulators raised during regulatory examinations or we may otherwise become subject to their inquiry and oversight. The CFTC has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke our designation as a contract market or the registration of any of our officers or employees who violate applicable laws or regulations. Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of non-compliance or alleged non-compliance with applicable laws or regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which can be significant. Any of these outcomes would adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to conduct our business.
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
There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees and agents, including employees of GFX, our wholly-owned subsidiary that engages primarily in proprietary trading in foreign exchange futures to generate liquidity, could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use or unauthorized disclosure of confidential information. Misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees and agents also may commit errors that could subject us to financial claims for negligence, as well as regulatory actions. For example, in 2010, an employee error resulted in errant trades inadvertently being placed into an active market environment which resulted in liability to us of approximately $4.7 million.
We may not be able to protect our intellectual property rights, which may materially harm our business.
We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and other parts of the world. We have registered many of our most important trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We attempt to protect our intellectual property rights by relying on trademarks, copyright, database rights, trade secrets, restrictions on disclosure and other methods. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. For example, in September 2011, a former employee of CME Group was charged with two counts of theft of trade secrets in an indictment returned by a federal grand jury. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could adversely affect our business.
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
As of December 31, 2011, we had approximately $2.1 billion of total indebtedness and we had excess borrowing capacity for general corporate purposes under our existing facilities of approximately $1.0 billion.
Our indebtedness could have important consequences. For example, our indebtedness may:

•
require us to dedicate a significant portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue acquisitions or investments, to pay dividends and for general corporate purposes;

•	increase our vulnerability to general adverse economic conditions;

•	limit our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry; and

•	place us at a competitive disadvantage against any less leveraged competitors.
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
Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us. Their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, such as conditions affecting the financial services industry generally. In February 2012, S&P lowered our rating to AA- from AA with a negative outlook. The rating actions stemmed from our limited financial support of trading customers through our guarantee provided to the MF Global bankruptcy trustee and our new protection fund for certain farmers and ranchers using our products to hedge. The negative outlook was based upon its view of the potential legal and reputational fall-out from the MF Global bankruptcy. In light of the difficulties in the financial services industry and the financial markets over the last few years and the fall-out from MF Global, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital.
Our investment in BM&FBOVESPA subjects us to investment and currency risk.
We own an interest in BM&FBOVESPA representing approximately 5% of its outstanding shares which had a fair value of $527.7 million as of December 31, 2011. As an exchange, its ability to maintain or expand its trading volume and operate its business is subject to the same types of risks to which we are subject. Additionally, its stock is valued in Brazilian real, which subjects us to currency risk. There is no guarantee that our investment in BM&FBOVESPA will be profitable.
Any impairment of our goodwill and other intangible assets or investments may result in material, non-cash writedowns and could have a material adverse impact on our results of operations and shareholders' equity.
In connection with our acquisitions and investments, including our mergers with CBOT Holdings and NYMEX Holdings, we have recorded goodwill and identifiable intangible assets. We assess goodwill and intangible assets for impairment by applying a fair value test looking at historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise. In the past we have recorded impairment charges in connection with some of our investments including our investment in BM&FBOVESPA. We may continue to experience future events that result in impairments. The risk of impairment losses may increase to the extent our market capitalization and earnings decline. An impairment of the value of our existing goodwill and intangible assets could have a significant negative impact on our future operating results and could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our existing or future debt agreements.
Our quarterly operating results fluctuate due to seasonality. As a result, you will not be able to rely on our operating results in any particular quarter as an indication of our future performance.
Generally, we have historically experienced relatively higher trading volume during the first and second quarters and sequentially lower trading volume in the third and fourth quarters. As a result of this seasonality, you will not be able to rely on our operating results in any particular period as an indication of our future performance. If we fail to meet securities analysts' expectations regarding our operating results, the price of our Class A common stock could decline substantially.

Our average rate per contract is subject to fluctuation due to a number of factors. As a result, you will not be able to rely on our average rate per contract in any particular period as an indication of our future average rate per contract.
Our average rate per contract, which impacts our operating results, is subject to fluctuation due to shifts in the mix of products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure. For example, we earn a higher rate per contract for trades executed electronically than for trades executed on the trading floor. In addition, our members and participants in our various incentive programs generally are charged lower fees than our non-member customers. Variation in each of these factors is difficult to predict and will have an impact on our average rate per contract in the particular period. Because of this fluctuation, you may not be able to rely on our average rate per contract in any particular period as an indication of our future average rate per contract. If we fail to meet securities analysts' expectations regarding our operating results, the price of our Class A common stock could decline substantially.
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
Twenty of our directors own or are officers or directors of firms who own trading rights on our exchange. We are dependent on the revenues from the trading and clearing activities of our members. In 2011, 80% of our trading volume was derived from our members. This dependence may give them substantial influence over how we operate our business.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
Our global headquarters are located in Chicago, Illinois at 20 South Wacker Drive. The following is a description of our key locations and facilities.

Location	Primary Use	Owned/Leased	Lease Expiration	Approximate Size (in square feet)(1)
20 South Wacker Drive, Chicago, Illinois	Global headquarters and office space	Leased	2022(2)	490,000
141 West Jackson Chicago, Illinois	Chicago trading floor and office space	Owned (3)	N/A	1,500,000	(4)
550 West Washington Chicago, Illinois	Office space	Leased	2023	225,000
One North End New York, New York	New York trading floor and office space	Mixed(5)	2069	500,000	(6)
One New Change, London	Office space	Leased	2026	40,000
Annex Data Center Chicagoland area	Business continuity	Leased	2014	100,000
Remote Data Center Chicagoland area	Business continuity	Leased	2017	50,000
Data Center 3 Chicagoland area	Business continuity and co-location	Owned	N/A	430,000

(1)	Size represents the amount of space leased by us unless otherwise noted.

(2)	The initial lease expires in 2022 with two consecutive options to extend the term for seven and ten years, respectively.

(3)	In June 2011, we announced that we are pursuing a sale and partial leaseback of the north and south buildings of this location.

(4)	We occupy approximately 425,000 square feet of the 141 West Jackson complex, which includes space that is not subject to the proposed sale of the property.

(5)
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

(6)	We occupy approximately 350,000 square feet of the One North End Building.
We also lease other office space around the world and have also partnered with major global telecommunications carriers in connection with our telecommunications hubs whereby we place data cabinets within the carriers’ existing secured data centers. We believe our facilities are adequate for our current operations and that additional space can be obtained if needed.

ITEM 3.	LEGAL PROCEEDINGS
See “Legal Matters” in Note 13. Contingencies to the Consolidated Financial Statements beginning on page 82 for CME Group’s legal proceedings disclosure which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Class A Common Stock
Our Class A common stock is currently listed on NASDAQ under the ticker symbol “CME.” As of February 15, 2012, there were approximately 3,342 holders of record of our Class A common stock.
The following table sets forth the high and low sales prices per share of our Class A common stock on a quarterly basis, as reported on NASDAQ.

2011	High	Low	2010	High	Low
First Quarter	$323.43	$279.58	First Quarter	$353.03	$265.75
Second Quarter	313.00	261.10	Second Quarter	347.50	280.78
Third Quarter	298.14	236.50	Third Quarter	289.72	234.50
Fourth Quarter	280.76	235.23	Fourth Quarter	328.00	255.62

Class B Common Stock
Our Class B common stock is not listed on a national securities exchange or traded in an organized over-the-counter market. Each class of our Class B common stock is associated with a membership in a specific division of our CME exchange. CME's rules provide exchange members with trading rights and the ability to use or lease these trading rights. Each share of our Class B common stock can be transferred only in connection with the transfer of the associated trading rights.
Class B shares and the associated trading rights are bought and sold or leased through our shareholder relations and membership services department. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be determined by the value of our Class A common stock. As of February 15, 2012, there were approximately 1,716 holders of record of our Class B common stock.
Dividends
The following table sets forth the dividends we paid on our Class A and Class B common stock in the last two years:

Record Date	Dividend per Share	Record Date	Dividend per Share
March 10, 2011	$1.40	March 10, 2010	$1.15
June 10, 2011	1.40	June 10, 2010	1.15
September 10, 2011	1.40	September 10, 2010	1.15
December 10, 2011	1.40	December 10, 2010	1.15

On February 1, 2012, our board approved a change in our annual dividend policy to increase the target from approximately 35% of the prior year's cash earnings to approximately 50% of the prior year's cash earnings. In accordance with this policy, we intend to continue to pay a regular quarterly dividend to our shareholders. On February 1, 2012, the board of directors declared a regular quarterly dividend of $2.23 per share. The decision to declare a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. The board of directors also declared an additional, annual variable dividend of $3.00 per share. The amount of the annual variable dividend will be determined after the end of each year, and the level will increase or decrease from year to year based on operating results, potential merger and acquisition activity, and other forms of capital return including regular dividends and share buybacks during the prior year. Both dividends will be payable on March 26, 2012, to shareholders of record on March 9, 2012. Assuming no changes in the number of shares outstanding, the total first quarter dividend payment for both dividends will be approximately $345.8 million.
The indentures governing our floating and fixed rate notes, our 364-day clearing house credit facility for $3.0 billion and our new $1.0 billion multi-currency revolving senior credit facility entered into in 2011, do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company, which could indirectly affect the ability to pay dividends.
For example, under our new senior credit facility, we are required to remain in compliance with a consolidated net worth test, defined as our consolidated shareholders’ equity as of September 30, 2010 after giving effect to actual share repurchases made and special dividends paid, but only up to the amount of such repurchases and dividends publicly announced and made or paid after September 30, 2010 (and in no event greater than $2.0 billion in the aggregate for such repurchases and dividends during the term of the agreement), multiplied by 0.65. In addition, our 364-day clearing house credit facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as consolidated shareholder’s equity less intangible assets (as defined in the agreement), of not less than $375.0 million.
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
Stock Repurchases
On May 9, 2011, the board of directors authorized a share buyback program of up to $750.0 million of Class A common stock over a 12-month period. During 2011, we purchased a total of 0.8 million shares at an average price of $272 per share.

PERFORMANCE GRAPH
The following graph and table compares the cumulative five-year total return provided shareholders on our Class A common stock relative to the cumulative total returns of the S&P 500 index and our customized peer group. The peer group includes CBOE Holdings, Inc., IntercontinentalExchange, Inc., NYSE Euronext and The Nasdaq OMX Group Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer group and the S&P 500 index on December 31, 2006 and its relative performance is tracked through December 31, 2011.
The stock price performance included in this graph is not necessarily indicative of future stock price performance

	2007	2008	2009	2010	2011
CME Group Inc.	$135.37	$42.05	$69.09	$67.20	$51.96
S&P 500	105.49	66.46	84.05	96.71	98.75
Peer Group	122.62	46.44	48.92	56.31	55.99

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

On July 16, 2010, in connection with a definitive Share Purchase and Investor Rights Agreement, dated June 22, 2010, we issued to BM&FBOVESPA 2.2 million shares of our Class A common stock at a purchase price per share of $275.12 in cash, or approximately $607.0 million in the aggregate. The shares of our Class A common stock issued in these transactions were unregistered and were issued in reliance on Section 4(2) of the Securities Act. The shares are subject to transfer restrictions that expired in February 2012.
On November 27, 2009, as consideration for our acquisition of a 25% equity stake in Bursa Derivatives, we issued 76,427 shares of our Class A common stock to Bursa Malaysia Berhad, its parent company. The aggregate value of the transaction was $25.1 million. The shares of Class A common stock were issued in an unregistered transaction in reliance on Section 4(2) of the Securities Act and are subject to transfer restrictions for a period of four years with one fourth of the shares being released on an annual basis.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2) (in millions)
October 1 to October 31	42	$264.79	—	$529.6
November 1 to November 30	—	—	—	529.6
December 1 to December 31	1,108	241.56	—	529.6
Total	1,150		—
 _______________

(1)	Shares purchased consist of an aggregate of 1,150 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

(2)	On May 9, 2011, the board of directors authorized a share buyback program of up to $750.0 million of Class A common stock over a 12-month period.

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended or At December 31
(in millions, except per share data)	2011	2010	2009	2008	2007
Income Statement Data:
Total revenues	$3,280.6	$3,003.7	$2,612.8	$2,561.0	$1,756.1
Operating income	2,021.1	1,831.1	1,589.1	1,582.2	1,051.9
Non-operating income (expense)	(84.6)	(109.2)	(151.6)	(334.2)	43.9
Income before income taxes	1,936.5	1,721.9	1,437.5	1,248.0	1,095.8
Net income attributable to CME Group	1,812.3	951.4	825.8	715.5	658.5
Earnings per common share:
Basic	$27.23	$14.35	$12.44	$12.18	$15.05
Diluted	27.15	14.31	12.41	12.13	14.93
Cash dividends per share	5.60	4.60	4.60	9.60	3.44
Balance Sheet Data:
Total assets	$40,758.7	$35,046.1	$35,651.0	$48,158.7	$20,306.2
Short-term debt	—	420.5	299.8	249.9	164.4
Long-term debt	2,106.8	2,104.8	2,014.7	2,966.1	—
Shareholders’ equity	21,552.0	20,060.1	19,301.0	18,688.6	12,305.6

The following table presents key statistical information on the volume of contracts traded, expressed in round turn trades, and notional value of contracts traded. The 2008 volume data includes average daily volume for NYMEX products for the period August 23 through December 31, 2008. The 2007 volume data includes average daily volume for CBOT products for the period July 13 through December 31, 2007. All amounts exclude our TRAKRS, HuRLO, Swapstream, credit default swaps, interest rate swaps and CME Clearing Europe contracts.

	Year Ended or At December 31
(in thousands, except notional value)	2011	2010	2009	2008	2007
Average Daily Volume:
Product Lines:
Interest rate	6,030	5,449	4,260	6,085	7,093
Equity	3,238	2,907	2,916	3,663	2,744
Foreign exchange	922	919	624	623	569
Agricultural commodity	1,087	914	741	848	728
Energy	1,775	1,662	1,492	1,348	—
Metal	387	316	225	208	—
Total Average Daily Volume	13,439	12,167	10,258	12,775	11,134
Method of Trade:
Electronic	11,350	10,120	8,290	10,180	8,661
Open outcry	1,398	1,402	1,310	1,943	2,276
Privately negotiated	231	198	164	208	197
CME ClearPort	460	447	494	444	—
Total Average Daily Volume	13,439	12,167	10,258	12,775	11,134
Other Data:
Total Notional Value (in trillions)	1,068	994	813	1,227	1,134
Total Trading Volume (round turn trades)	3,386,716	3,078,149	2,584,891	2,978,459	2,249,632
Open Interest at Year End (contracts)	78,318	84,873	78,102	63,049	53,981

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•
Overview: Includes a discussion of our business structure; current economic and industry-wide trends relevant to our business; our current business strategy; and our primary sources of operating and non-operating revenues and expenses.

•
Critical Accounting Policies: Provides an explanation of accounting policies which may have a significant impact on our financial results and the estimates, assumptions and risks associated with those policies.

•	Recent Accounting Pronouncements: Includes an evaluation of recent accounting pronouncements and the potential impact of their future adoption on our financial results.

•	Results of Operations: Includes a discussion of our 2011, 2010 and 2009 financial results and any known events or trends which are likely to impact future results.

•	Liquidity and Capital Resources: Includes a discussion of our future cash requirements, capital resources, significant planned expenditures and financing arrangements.
On March 18, 2010, Board of Trade of the City of Chicago, Inc. (CBOT) acquired a 90% ownership interest in CME Group Index Services LLC (Index Services), a joint venture with Dow Jones & Company (Dow Jones). The following Management's Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of Index Services beginning March 19, 2010.
References in this discussion and analysis to “we” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), CBOT and New York Mercantile Exchange, Inc. (NYMEX), collectively.
OVERVIEW
Business Structure
CME Group, a Delaware stock corporation, is the holding company for CME, CBOT, NYMEX and their respective subsidiaries. The holding company structure is designed to provide strategic and operational flexibility. CME Group also includes two clearing houses - CME Clearing, a division of CME, and CME Clearing Europe Limited (CMECE). CME Group's Class A common stock is listed on the NASDAQ Global Select Market (NASDAQ) under the ticker symbol “CME.”
Our exchange consists of designated contract markets for the trading of futures and options on futures contracts. We also clear futures, options on futures and over-the-counter contracts. Futures contracts and options on futures contracts provide investors with vehicles for protecting against, and potentially profiting from, price changes in financial instruments and physical commodities.
We are a global exchange with customer access available virtually all over the world. Our customers consist of professional traders, financial institutions, individual and institutional investors, major corporations, manufacturers, producers and governments. Customers include both members of the exchange and non-members.
We offer our customers the opportunity to trade futures contracts and options on futures contracts on a range of products including those based on interest rates, equities, foreign exchange, agricultural commodities, energy, and metals. We also clear over-the-counter contracts on a range of product lines including interest rate swaps, credit default swaps, energy and agricultural commodities.
Our products provide a means for hedging, speculating and allocating assets. We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers.
Our major product lines are traded through our electronic trading platform and our open outcry trading floors. These execution facilities offer our customers immediate trade execution and price transparency. In addition, trades can be executed through privately negotiated transactions that are cleared and settled through our CME clearing house.
Our clearing houses clear, settle and guarantee every futures and options contract traded through our exchanges, in addition to cleared over-the-counter products, including credit default swaps and interest rate swaps. Our clearing house performance guarantee is an important function of our business. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing houses as the counterparty to every transaction allows our customers to establish a position with one party and then to offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for performance bond efficiencies.
To ensure performance of counterparties, we establish and monitor financial requirements of our clearing firms. We also establish minimum performance bond requirements for our exchange-traded products and over-the-counter products. For CME and CMECE clearing firms, we mark-to-market all open positions at least twice a day and require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market daily, with the capability to mark-to-market more frequently as market conditions warrant.
We maintain three separate financial safeguard packages for CME clearing firms: one for futures and options, one for cleared over-the-counter credit default swap contracts, and one for cleared over-the-counter interest rate swap contracts. In the unlikely event of a payment default by a clearing firm, we would first apply any assets of the defaulting clearing firm deposited with CME to satisfy its payment obligation. These assets include the defaulting firm's guaranty fund contributions, performance bonds and any other available assets, such as assets required for membership and any associated trading rights. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the exchange by the parent company of the clearing firm. Thereafter, if the payment default remains unsatisfied, we would use our surplus funds for futures and options contracts, or our designated working capital for cleared over-the-counter credit default swap contracts and cleared over-the-counter interest rate swap contracts. We would then use guaranty fund contributions of other clearing firms within the respective financial safeguard package and funds collected through an assessment against solvent clearing firms within the respective financial safeguard package to satisfy the deficit. Surplus funds represent the amount of CME working capital reduced by an amount necessary to support normal operations and amounts designated by CME for our credit default swap and interest rate swap financial safeguard packages.
We maintain a separate financial safeguard package for CMECE clearing firms. In the unlikely event of a payment default by a CMECE clearing firm, we would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm's performance bonds. Thereafter, if the payment default remains unsatisfied, we would use $60.0 million of CMECE funds. As of December 31, 2011, the guaranty fund contributions were contributed by CMECE. In 2012, the CMECE clearing firms may be asked to contribute to the CMECE guaranty fund and the size of the fund will be reviewed in light of the actual risk exposure. Once the CMECE clearing firms contribute to the guaranty fund, we would use at least $20.0 million of CMECE funds in the event of a default.
Industry Trends
Economic Environment. Our customers continue to use our markets as an effective and transparent means to manage risk and meet their investment needs despite recent economic uncertainty and volatility. In recent years, trading activity in our centralized markets has fluctuated due to the ongoing uncertainty in the financial markets caused by the United States and European credit crisis, fluctuations in the availability of credit, variations in the amount of assets under management as well as the Federal Reserve Bank’s continued zero interest rate policy. We continue to maintain high quality and diverse products as well as various clearing and market data services which support our customers in any economic environment.
Competitive Environment. Our industry is highly competitive and we continue to encounter competition in all aspects of our business. We expect competition to continue to intensify, especially in light of recent regulatory reforms in the financial services industry. Competition is influenced by liquidity and transparency of the markets, variability in fee structures, breadth of product offerings including quality of new product development as well as efficient and innovative technology. We now face competition from other futures, securities and securities option exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large market participants; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers, and others. As the market continues to evolve, we have worked to adapt our trading technology and clearing services to meet the needs of our customers.
Regulatory Environment. Our operations as a derivatives exchange have historically been subject to extensive regulation. As a result of the widespread difficulties across the economy over recent years, the Dodd-Frank Act was signed into law in July 2010. The Dodd-Frank Act is a comprehensive banking and financial services reform package that includes significant changes to the oversight of the derivatives markets, both over-the-counter and exchange-traded. While we believe that the new regulations will provide opportunities for our business, the new regulations are subject to extensive rulemaking by various regulators. To the extent the regulatory environment following the implementation of the new legislation and other financial reform regulations is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected. We continue to actively participate in the rulemaking process with the goal that the final regulations serve the public interest, foster competition and innovation and do not place the U.S. financial services sector at a competitive disadvantage. The financial services industry in Europe is also undergoing similar regulatory reform, which could result in additional regulation over our European operations.
Business Strategy
Our strategy focuses on leveraging our benchmark products, enhancing our customer relations, expanding our customer base, advancing our clearing and trading technologies, and deriving benefits from our integrated clearing houses as well as our scalable infrastructure. We specifically focus our strategy on capitalizing on opportunities created by increased market awareness and acceptance of derivatives, increased price volatility, technological advances and the increasing need for counterparty risk mitigation and clearing services. This strategy allows us to continue to develop into a more broadly diversified financial exchange that provides trading and clearing solutions across a wide range of products and asset classes. We believe that we can build on our competitive strengths by implementing the following strategies:

•	Grow our core business by launching new products, expanding our existing benchmark product lines as well as improving our customer relations in order to cross-sell our products;

•
Globalize our business by expanding and diversifying our worldwide customer base through strategic investments and relationships with other key exchanges around the world, including Asia, Latin America and other emerging markets, which allows us to accelerate our market penetration and improve product sales channels;

•
Provide superior customer service, education and sales support to our customers by restructuring our global client development and sales organization to better target cross asset sales across customer segments, drive international sales and generate new client participation across all regions throughout the world;

•	Offer a comprehensive multi-asset class clearing solution to the over-the-counter market that maximizes operational efficiency, as well as expand our over-the-counter product offerings; and

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

Primary Sources of Revenue
Clearing and transaction fees. A majority of our revenue is derived from clearing and transaction fees, which include electronic trading fees, surcharges for privately-negotiated transactions and other volume-related charges for contracts executed through our trading venues. Because clearing and transaction fees are assessed on a per-contract basis, revenues and profitability fluctuate with changes in trading volume. In addition to the industry trends noted earlier, our trading volume and consequently our revenues tend to increase during periods of economic and geopolitical uncertainty as our customers seek to manage their exposure to, or speculate on, the market volatility resulting from uncertainty.
While volume has the most significant impact on our clearing and transaction fees revenue, there are four other factors that also influence this source of revenues:

•	rate structure;

•	product mix;

•	venue, and

•	the percentage of trades executed by customers who are members compared with non-member customers.
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
Product mix. We offer trading of futures and options on futures contracts as well as cleared-only swap contracts on a wide-ranging set of products based on interest rates, equities, foreign exchange, agricultural commodities, energy and metals. Rates are varied by product in order to optimize revenue on existing products and to encourage trading volume upon introduction of new products.
Venue. Our exchange is an international marketplace that brings together buyers and sellers mainly through our electronic trading platform as well as through open outcry trading on our trading floors, privately negotiated transactions and CME ClearPort. Any customer who is guaranteed by a clearing firm and who agrees to be bound by our exchange rules is able to obtain direct access to our electronic platform and CME ClearPort. Open outcry trading is conducted exclusively by our members, who may execute trades on behalf of customers or for themselves.

Typically, customers executing trades through our electronic platform are charged fees for using the platform in addition to the fees assessed on all transactions executed on our exchange. Customers entering into privately negotiated transactions also incur additional charges beyond the fees assessed on all transactions. Privately negotiated transactions include block trades, which are large transactions that are executed between selected parties off the public auction market on CME Globex or the trading floor. ClearPort provides for the clearing of OTC futures and options trades executed off-exchange. In addition to clearing fees, there are other assessments on ClearPort transactions.
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
On March 18, 2010, CBOT and Dow Jones entered into an agreement to form Index Services. Index Services was formed through the contribution of CBOT's market data business and Dow Jones' index business. Index Services generates market data and information services revenue through licensing of its trademark indexes as well as through calculation and distribution of its market data.
Access and communication fees. Access and communication fees are the connectivity charges to customers of the CME Globex platform to our market data vendors and to direct market data customers as well as charges to members and clearing firms that utilize our various telecommunications networks and communications services, including our co-location initiative, which was launched in January 2012. Access fee revenue varies depending on the type of connection provided to customers. Revenue from communication fees is dependent on open outcry trading, as a significant portion relates to telecommunications on our trading floors.
Other revenues. Other revenues include rent charged to third party tenants as well as ancillary charges for utilities, parking and miscellaneous services provided to tenants. We maintain three commercial buildings in Chicago's central business district. We rent retail and office space to third party tenants, including exchange customers. We also maintain office space in New York City that is rented to third party tenants, including exchange customers. All tenants pay market rates for rent. Revenues related to our real estate operations are generally affected by market rental rates, lease renewals and business conditions in the financial services industry in which most of our tenants operate. In June 2011, we announced that we are pursuing a sale and partial leaseback of the north and south buildings of CBOT. If the sale is completed, other revenues from rent will decrease.
To further diversify the range of services we offer, we have entered into processing and development agreements with other exchanges and service organizations. For example, in 2010, we entered into an agreement with BM&FBOVESPA S.A (BM&FBOVESPA) to develop a new multi-asset class electronic trading platform for their customers. We recognize revenue under this agreement as services are provided and when developed technology is delivered.
Additionally, other revenues include fees for administrating our Interest Earning Facility (IEF) program, trade order routing, and various services to members and clearing firms. We offer clearing firms the opportunity to invest cash performance bonds in our various IEF offerings. These clearing firms receive interest income, and we receive a fee based on total funds on deposit. In addition, other revenues include trading gains and losses generated by GFX Corporation (GFX), our wholly-owned subsidiary that trades futures contracts to enhance liquidity in our electronic markets for these products. Other revenues also include gains on sales from various investments.
Primary Expenses
The majority of our expenses do not vary directly with changes in our trading volume. Licensing and other fee agreements and the majority of our employee bonuses do vary directly with trading volume.

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
The bonus component of our compensation and benefits expense is based on our financial performance. Under the performance criteria of our annual incentive plans, the bonus funded under the plans is based on achieving certain financial performance targets established by the compensation committee of our board of directors. The compensation committee may adjust the target level of performance for material, unplanned operating results or capital expenditures to meet intermediate to long-term growth opportunities.
Stock-based compensation is a non-cash expense related to stock options, restricted stock and performance share grants. Stock-based compensation varies depending on the quantity and fair value of awards granted. The fair value of options is derived using the Black-Scholes model with assumptions about our dividend yield, the expected volatility of our stock price based on an analysis of implied and historical volatility, the risk-free interest rate and the expected life of the options granted. The fair value of other awards is based on either the share price on the date of the grant or a model of expected future stock prices.
Amortization of purchased intangibles. This expense includes amortization of intangible assets obtained in our mergers with CBOT Holdings and NYMEX Holdings as well as other asset and business acquisitions. Intangible assets subject to amortization consist primarily of customer relationships, licensing agreements and lease-related intangible assets.
Depreciation and amortization. Depreciation and amortization expense results from the depreciation of long-lived assets purchased, as well as the amortization of purchased and internally developed software.
Professional fees and outside services. This expense includes costs of consulting services provided for strategic and technology initiatives as well as legal and accounting fees. This expense may fluctuate as a result of changes in services required to complete initiatives and legal proceedings.
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

•
Occupancy and building operations expense consists of costs related to leased and owned property including rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in Chicago and New York City with smaller offices located throughout Europe, North and South America, the Middle East and Asia. Additionally, we have trading facilities in Chicago and New York City as well as data centers in various U.S. locations. In June 2011, we announced that we are pursuing a sale and partial leaseback of the north and south buildings of CBOT. If the sale is completed, occupancy and building operations expense will decrease.

•
Licensing and other fee agreements expense includes license fees paid as a result of trading volume in equity index products, and royalty and broker rebates on energy and metals products. This expense fluctuates with changes in equity index product volume as well as CME ClearPort volumes and fee structure changes in the agreements.

•
Other expenses include marketing and travel-related as well as general and administrative costs. Marketing, advertising and public relations expense includes media, print and other advertising costs, as well as costs associated with our product promotion. Other expenses also include litigation and customer settlements as well as impairment of operational assets and restructuring expense resulting from our mergers with CBOT Holdings and NYMEX Holdings.

Non-Operating Income and Expenses
Income and expenses incurred through activities outside of our core operations are considered non-operating. These activities include investments in debt and equity securities for operational and strategic purposes and financing activities.

•
Investment income represents income generated by short-term investment of excess cash, clearing firms' cash performance bonds and guaranty fund contributions; income and net realized gains and losses from our marketable securities; gains and losses on trading securities in our non-qualified deferred compensation plans and dividend income from our strategic investments. Investment income is influenced by the availability of funds generated by operations, market interest rates, changes in the levels of cash performance bonds deposited by clearing firms as well as the amount of dividends distributed from our strategic investments.

•
We have used derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. Any ineffective or excluded portion of our hedges is recognized in earnings immediately.

•
Interest and other borrowing costs are associated with various short-term and long-term funding facilities. We maintain a commercial paper program with various financial institutions. In early 2009, we refinanced part of the debt that was previously issued for the NYMEX Holdings merger. In conjunction with its formation, Index Services issued long-term debt in March 2010. Our debt is fixed rate debt, but debt-related costs fluctuate with the funding needs of our business as our debt levels change.

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

•
Equity in net losses of unconsolidated subsidiaries includes income and losses from our investments in Dubai Mercantile Exchange, Green Exchange Holdings, LLC, Bursa Malaysia Derivatives Berhad and OneChicago LLC (OneChicago).

•
Other income (expense) includes income and expenses related to our securities lending program. CME's securities lending program has been suspended since 2008. NYMEX's securities lending program was terminated in June 2009.

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
Valuation of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. A hierarchy exists for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our judgments about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
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

For further discussion regarding the fair value of financial assets and liabilities, see note 20 in the notes to the consolidated financial statements.
Goodwill and intangible assets. We review goodwill and intangible assets with indefinite lives for impairment on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill is assessed for impairment using a two-step test. In the first step, the fair value of each reporting unit is compared to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount, no impairment exists and we are not required to perform further testing. If the carrying amount exceeds its fair value, the second step must be performed to determine the implied fair value of the reporting unit's goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss is recorded in an amount equal to that excess. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Valuation techniques we use to measure fair value include the market approach and the income approach. The market approach encompasses comparable data sets within our peer group, and the income approach includes discounted cash flow measurements using a market discount rate. Our valuation techniques could yield variable results based on changes in assumptions such as the discount rate and long-term growth rate and forecasted revenue and expense. In the third quarter of 2011, the company adopted newly-issued guidance on goodwill impairment testing. The guidance permits companies to perform a qualitative impairment assessment of goodwill that may allow them to omit the annual two-step quantitative test.
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
Derivative investments. We use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value in the consolidated balance sheets. Changes in our derivatives' fair values are recognized in earnings unless the instruments are accounted for as cash flow hedges. For a derivative designated as a fair value hedge, any gain or loss on the derivative is recognized in earnings in the period of change, to the extent the hedge is effective, together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. We record the effective portions of our derivative financial instruments that are designated as cash flow hedges in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. In the period during which the hedged item affects earnings, the gain or loss included in accumulated other comprehensive income (loss) is transferred to the same line in the consolidated statements of income as the hedged item. Any ineffective or excluded portion of a hedge is recognized in earnings immediately. Any realized gains and losses from effective hedges are classified in the consolidated statements of income consistent with the accounting treatment of the items being hedged.
Revenue recognition. A significant portion of our revenue is derived from the clearing and transaction fees we assess on each contract executed through our trading venues and cleared through our clearing houses. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched and when the trade is cleared. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions in the affected accounts. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. An accrual is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The accrual is based on the historical pattern of adjustments processed as well as specific adjustment requests. Occasionally market data customers will pay for services in a lump sum payment. When these circumstances occur, revenue is recognized as services are provided.
Income taxes. Calculation of the income tax provision includes an estimate of the income taxes that will be paid for the current year as well as an estimate of income tax liabilities or benefits deferred into future years. Deferred tax assets are reviewed to determine if they will be realized in future periods. To the extent it is determined that some deferred tax assets may not be fully realized, the assets are reduced to their realizable value by a valuation allowance. The calculation of our tax provision involves uncertainty in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other applicable foreign tax jurisdictions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. If payment of these amounts varies from our estimate, our income tax provision would be reduced or increased at the time that determination is made. This determination may not be known for several years. Past tax audits have not resulted in tax adjustments that would result in a material change to the income tax provision in the year the audit was completed. The effective tax rate, defined as the income tax provision as a percentage of income before income taxes, will vary from year to year based on changes in tax jurisdictions, tax rates and regulations. In addition, the effective tax rate will vary with changes to income that are not subject to income tax, such as municipal interest income, and changes in expenses or losses that are not deductible, such as the utilization of foreign net operating losses.
Internal use software costs. Certain costs for employees and consultants that are incurred in connection with work on development or implementation of software for our internal use are capitalized. Costs are capitalized for software projects that will result in significant new functionality and are generally expected to cost in excess of $0.5 million. The amount capitalized is determined based on the time spent by the individuals completing the eligible software-related activity and the compensation and benefits or consulting fees incurred for these activities. Projects are monitored during the development cycle to assure that they continue to meet the capitalization criteria and that the project will be completed and placed in service as intended. Any previously capitalized costs are expensed at the time a decision is made to abandon a software project. Completed internal use software projects, as well as work-in-progress projects, are included as part of property in the consolidated balance sheets. Once complete, the accumulated costs for a particular software project are amortized over the anticipated life of the software, generally three years. Costs capitalized for internal use software will vary from year to year based on our technology-related business requirements.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) for Fair Value Measurement. The ASU provides clarity on existing fair value measurement and disclosure requirements, and is effective for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. We will adopt the disclosure requirements once the guidance becomes effective.
In June 2011, FASB issued an ASU for Presentation of Comprehensive Income. The ASU requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements, and to present reclassification adjustments out of accumulated other comprehensive income by component in the income statement and in the other comprehensive income statement. The ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. In December 2011, FASB issued an ASU that indefinitely deferred the reclassification adjustments presentation. We will adopt the disclosure requirements once the guidance becomes effective.
In December 2011, FASB issued an ASU for Balance Sheet Offsetting Disclosure Requirements. The ASU requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the financial statements, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. We will adopt the disclosure requirements once the guidance becomes effective.
RESULTS OF OPERATIONS
2011 Financial Highlights
The comparability of our operating results for the periods presented is impacted by the formation of Index Services in March 2010.
The following summarizes significant changes in our financial performance for the years presented.

				Year-over-Year Change
(dollars in millions, except per share data)	2011	2010	2009	2011-2010	2010-2009
Total revenues	$3,280.6	$3,003.7	$2,612.8	9%	15%
Total expenses	1,259.5	1,172.6	1,023.7	7	15
Operating margin	62%	61%	61%
Non-operating income (expense)	$(84.6)	$(109.2)	$(151.6)	(22)	(28)
Effective tax rate	6%	45%	43%
Net income attributable to CME Group	$1,812.3	$951.4	$825.8	90	15
Diluted earnings per common share attributable to CME Group	27.15	14.31	12.41	90	15
Cash flows from operating activities	1,346.3	1,356.4	1,083.1	(1)	25

•	The increase in revenues from 2009 to 2011 was attributable to an increase in contract volume as well as an increase in market data and information services revenue.

•
From 2009 to 2011, higher compensation and benefits, amortization of purchased intangibles, as well as professional fees and outside services, contributed to an increase in expense. The increase in 2011 compared with 2010 was partially offset by 2010 impairment charges on the goodwill and trade name related to our CMA operations.

•
Non-operating income (expense) decreased in 2011 compared with 2010 due to lower interest expenses resulting from the repayment of the $420.5 million term loan in January 2011 and the maturity of the $300.0 million floating rate notes in August 2010. The decrease in 2010 compared with 2009 was attributable to $46.0 million of impairment of long-term investments in 2009.

•
The decrease in effective tax rate in 2011 compared with 2010 was the result of a reduction in state tax apportionment which resulted in a reduction in our income tax provision of $646.0 million largely due to a revaluation of our deferred tax liabilities. In addition, in the first quarter of 2011, we began marking to market our investment in BM&FBOVESPA which resulted in a $48.8 million reduction in valuation allowances on other unrealized capital losses previously reserved. The effective tax rate increased in 2010 compared with 2009 due to a $51.2 million charge to record the impact of our new combined state and local tax rate on our existing deferred tax liabilities. Our state and local tax rate increased due to revised state apportionment estimates resulting from annual state tax filings.

•
Cash flows from operations are correlated with trading volume. In 2011 when compared with 2010, the increase in cash flows from operations due to trading volumes was partially offset by an increase in other current assets and other assets resulting from an increase in restricted cash.

Revenues

				Year-over-Year Change
(dollars in millions)	2011	2010	2009	2011-2010	2010-2009
Clearing and transaction fees	$2,710.9	$2,486.3	$2,161.9	9%	15%
Market data and information services	427.7	395.1	331.1	8	19
Access and communication fees	49.2	45.4	45.6	8	—
Other	92.8	76.9	74.2	21	4
Total Revenues	$3,280.6	$3,003.7	$2,612.8	9	15
Clearing and Transaction Fees
The following table summarizes our total contract volume, revenue and average rate per contract. Total contract volume includes contracts that are traded on our exchange and cleared through our CME clearing house. Contract volume also includes cleared-only CME ClearPort contracts. Volume is measured in round turns, which is considered a completed transaction which involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fee revenues by total contract volume. All amounts exclude our TRAKRS, credit default swap, interest rate swap and CMECE contracts.

				Year-over-Year Change
	2011	2010	2009	2011-2010	2010-2009
Total volume (in millions)	3,386.7	3,078.1	2,584.9	10%	19%
Clearing and transaction fees (in millions)	$2,710.8	$2,486.2	$2,161.7	9	15
Average rate per contract	0.800	0.808	0.836	(1)	(3)
We estimate the following increases (decreases) in clearing and transaction fees based on change in total contract volume and change in average rate per contract during 2011 compared with 2010, and 2010 compared with 2009.

	Year-over-Year Change
(in millions)	2011-2010	2010-2009
Increase due to change in total volume	$247.0	$398.4
Decrease due to change in average rate per contract	(22.4)	(73.9)
Net increase in clearing and transaction fees	$224.6	$324.5
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
From December 31, 2011 through the date the financial statements were issued, overall volume declined compared with 2011. The decrease in volume is attributable to lower volatility within the equity market, as measured by the CBOE Volatility Index, as well as lower volatility in short-term interest rates.

				Year-over-Year Change
(amounts in thousands)	2011	2010	2009	2011-2010	2010-2009
Average Daily Volume by Product Line:
Interest rate	6,030	5,449	4,260	11%	28%
Equity	3,238	2,907	2,916	11	—
Foreign exchange	922	919	624	—	47
Agricultural commodity	1,087	914	741	19	23
Energy	1,775	1,662	1,492	7	11
Metal	387	316	225	23	40
Aggregate average daily volume	13,439	12,167	10,258	10	19

Average Daily Volume by Venue:
Electronic	11,350	10,120	8,290	12	22
Open outcry	1,398	1,402	1,310	—	7
Privately negotiated	231	198	164	17	21
Total exchange-traded volume	12,979	11,720	9,764	11	20
Total CME ClearPort	460	447	494	3	(10)
Aggregate average daily volume	13,439	12,167	10,258	10	19
Electronic Volume as a Percentage of Average Daily Volume	84%	83%	81%
Interest Rate Products
The following table summarizes average daily volume for our key interest rate products. Eurodollar front 8 contracts include contracts expiring within two years. Eurodollar back 32 contracts include contracts expiring within three to ten years.

				Year-over-Year Change
(amounts in thousands)	2011	2010	2009	2011-2010	2010-2009
Eurodollar futures and options:
Front 8 futures	1,717	1,646	1,482	4%	11%
Back 32 futures	510	357	238	43	50
Options	767	726	639	6	14
U.S. Treasury futures and options:
10-Year	1,454	1,380	913	5	51
5-Year	720	546	410	32	33
Treasury bond	415	388	292	7	33
2-Year	297	274	201	8	37
In 2011 when compared with 2010, the overall increase in interest rate contract volume was attributable to volatility caused by a change in market expectations regarding short-term and long-term interest rates tied to the Federal Reserve's announcement in 2011 that it intends to maintain its zero interest rate policy through 2013. In addition, volatility caused by the downgrade of the United States credit rating also contributed to an increase in overall volume. Mid-term interest rate contract volume, which includes Eurodollar back 32 futures and 5-year U.S. Treasury futures and options, grew at a faster rate than short-term contract volume because of a shift from contracts based on short-term interest rates to mid-term interest rates due to the continued zero interest rate policy through 2013.

We also believe that overall U.S. Treasury futures and options contract volume increased in 2011 when compared with 2010 due to institutional portfolio adjustments caused by the downgrade of the United States credit rating. Many institutional portfolios are required to maintain an average minimum overall credit rating. When the U.S. Treasury credit rating was downgraded, the institutional portfolios had to sell investments with lower credit ratings and buy more U.S. Treasuries in order to increase their average minimum overall credit rating. In addition, the growth in overall U.S. Treasury futures and options contract volume was attributable to increased demand for U.S. Treasury securities as a safe haven investment during the European credit crisis.
The overall growth in interest rate contract volume in 2011 when compared with 2010 was partially offset by a decrease in volume in the fourth quarter of 2011 compared with the fourth quarter of 2010. We believe the decline in volume in the fourth quarter of 2011 was attributable to low interest rate volatility as well as the MF Global bankruptcy as well as stronger seasonal factors in the fourth quarter of 2011 compared with the same period of 2010.
In 2010 when compared with 2009, overall interest rate product volume increased due to the overall improvement in the economic environment in 2010 following the credit crisis. Specifically, in the second half of 2010, a continuing zero interest rate policy in the United States and the Federal Reserve's announcement that it would buy additional U.S. Treasury securities to stimulate the economy led to changing expectations about interest rates as well as increased market participants' use of these products. The change in expectations contributed to an increase in volume for longer-term U.S. Treasury products which was only partially offset by slower growth in volume for short-term Eurodollar products.
We believe that the increase in overall Eurodollar products volume in 2010, when compared with 2009, resulted from uncertainty surrounding the London Interbank Offered Rate (LIBOR) due to the European credit crisis throughout early 2010. In addition, changing expectations about the Federal Reserve's monetary policy led to increased volume for longer-dated Eurodollar products.
In 2010, when compared with 2009, we believe that the increase in U.S. Treasury note futures and options volume was attributable to the additional U.S. Treasury note issuance by the U.S. government as well as rising intermediate and long-term interest rates during 2010.
Equity Products
The following table summarizes average daily volume for our key equity products.

				Year-over-Year Change
(amounts in thousands)	2011	2010	2009	2011-2010	2010-2009
E-mini S&P 500 futures and options	2,605	2,285	2,280	14%	—%
E-mini NASDAQ 100 futures and options	301	317	311	(5)	2
In 2011 when compared with 2010, an overall increase in volatility, as measured by the CBOE Volatility Index, contributed to an increase in equity contract volume. We experienced periods of high volatility within the equity markets during the third quarter of 2011, which we believe was attributable to the downgrade of the United States credit rating and the continuation of the sovereign debt crisis in Europe. We also experienced short periods of high volatility in May 2010 due to the start of the sovereign debt crisis in Europe, which we believe contributed to additional volume in 2010. In general, equity products such as the E-mini NASDAQ contracts that hedge market risks different than those of the E-mini S&P 500, our most liquid equity product, do not tend to benefit from macro-level events or increased volatility to the same extent.
Growth in equity products volume was relatively unchanged in 2010 when compared with 2009. We believe an improved economic outlook leading to increased investment in the equities market contributed to an increase in volume in 2010. This increase was offset by a decrease in volume attributable to a decline in average volatility for equity products, as measured by the CBOE Volatility Index, in 2010 when compared with 2009.

Foreign Exchange Products
The following table summarizes average daily volume for our key foreign exchange products.

				Year-over-Year Change
(amounts in thousands)	2011	2010	2009	2011-2010	2010-2009
Euro	357	367	225	(3)%	63%
Australian dollar	126	105	68	20	55
Japanese yen	118	131	93	(10)	41
British pound	118	124	100	(5)	24
Canadian dollar	92	91	63	1	43
In 2011 when compared with 2010, foreign exchange contract volume remained at a consistent level. We believe that intervention by the Japanese central bank to control the yen foreign exchange rate and uncertainty about the Euro as a result of the European credit crisis caused the market to move to safe haven currencies, such as the Australian dollar and the Canadian dollar. As a result, Euro and Japanese yen contract volume decreased while Australian dollar volume increased.
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
Agricultural Commodity Products
The following table summarizes average daily volume for our key agricultural commodity products.

				Year-over-Year Change
(amounts in thousands)	2011	2010	2009	2011-2010	2010-2009
Corn	426	358	259	19%	38%
Soybean	232	186	180	25	3
Wheat	115	109	85	5	29
Soybean Oil	105	89	73	18	23
We believe that the year-over-year increases in contract volume from 2009 to 2011 were attributable to a decline in supply due to various weather events including flooding, drought and excessive heat. The change in supply resulted in increased volatility and higher grain prices. We also believe that the increase in volume resulted from increased demand for feedgrains caused by increased demand for cattle and other proteins in emerging markets.
Energy Products
The following table summarizes average daily volume for our key energy products.

				Year-over-Year Change
(amounts in thousands)	2011	2010	2009	2011-2010	2010-2009
Crude oil	900	853	712	5%	20%
Natural gas	533	489	478	9	2
Refined products	275	244	194	13	26
In 2011 when compared with 2010, we believe the increase in energy contract volume was attributable to increased price volatility within the energy market during the first quarter of 2011. We believe that increased volatility caused by changes in global supply and demand resulting from political unrest in the Middle East in the first quarter of 2011 contributed to the increase in crude oil and refined products volume. We also believe that increased volatility caused by weather-related events led to an increase in natural gas contract volume in 2011.
In 2010 when compared with 2009, we believe that the growth in energy contract volume was attributable to an improved economic outlook as well as increased liquidity within the energy futures market during the period. We believe crude oil and refined products contract volume increased at a higher rate than natural gas contract volume due to an increase in volume generated from customers outside the United States as well as increased volatility in the crude oil and refined products market.

Metal Products
The following table summarizes average daily volume for our key metal products.

				Year-over-Year Change
(amounts in thousands)	2011	2010	2009	2011-2010	2010-2009
Gold	238	208	159	14%	31%
Silver	87	57	36	51	59
The overall increase in metal contract volume from 2009 to 2011 was attributable to the increased investment in precious metals as an asset class due to high volatility and uncertainty within the financial markets. We believe that there has been an increase in silver contract volume due to the greater use of silver as an alternative investment.
Average Rate per Contract
The average rate per contract decreased from 2009 to 2011 due to an increase in member trading volume, which increased faster than non-member trading. In general, members receive lower rates when compared with non-members.
In addition, the average rate per contract decreased in 2010 compared with 2009 due to a lower portion of equity and energy products as a percentage of total volume compared with interest rate products. As a percentage of volume, equity products volume decreased by 4% and energy product volume decreased by 1% while interest rate product volume increased by 3%. Equity and energy products have higher fees compared with interest rate products.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 12% of our clearing and transaction fees revenue in 2011. One firm represented 13% and one firm represented 12% of our clearing and transaction fees revenue in 2010. One firm represented 13% and one firm represented 11% of our clearing and transaction fees revenue in 2009. Should a clearing firm withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from an ongoing loss of revenue received from or through a particular clearing firm. In 2011, MF Global, one of our largest clearing firms, was placed into bankruptcy and we transferred all of their more than 30,000 customer accounts to other futures commission merchants.
Other Sources of Revenue
Revenues from Index Services contributed to an increase in market data and information services revenue from 2009 to 2011. In March 2010, we formed Index Services, which contributed to an increase in revenues of $54.9 million in 2010 when compared with 2009 and an increase of $35.6 million in 2011 when compared with 2010. In addition, revenues from Index Services, which include revenue from market data and licensing, increased in 2011 when compared with 2010 due to growth in assets under management, which was driven by underlying index market performance.
An increase in the basic device monthly fee in 2010 also contributed to an increase in overall market data and information services revenues in 2010 when compared with 2009. The overall increase from 2009 to 2011 was partially offset by a decline in revenue due to a decrease in basic device counts resulting from cost-cutting initiatives at customer firms.
Effective January 1, 2012, users of our basic service will pay $70 per month for each device compared with $61 per month in 2011 and 2010.
The two largest resellers of our market data represented approximately 39%, 45% and 55% of our market data and information services revenue in 2011, 2010 and 2009, respectively. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor's customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the fourth quarter of 2011, we substantially completed installations of equipment for customers in our co-location program, which resulted in incremental revenue of $3.4 million in 2011 when compared with 2010. Co-location services launched on January 29, 2012.
In the second quarter of 2011, we recognized a $9.8 million gain on sale of certain Index Services assets related to one of its service offerings. The gain contributed to the increase in other revenue in 2011 when compared with 2010. In addition, in 2011 when compared with 2010, we generated incremental processing services revenue of $4.3 million from various strategic relationships and incremental licensing fee revenue of $3.4 million. The increase in other revenues in 2011 when compared with 2010 was partially offset by a decrease in revenues of $4.4 million generated from our agreement with BM&FBOVESPA S.A. (BM&FBOVESPA) to develop a new multi-asset class electronic platform because the initial development phase was completed in the third quarter of 2011.
Other revenues increased in 2010 when compared with 2009 due to $10.7 million of revenue generated from our agreement with BM&FBOVESPA and incremental processing services revenue generated from various strategic relationships. This was partially offset by a $6.3 million decline in trading revenues generated by GFX Corporation (GFX) resulting from lower trading activity and narrower trading margins.
Expenses

				Year-over-Year Change
(dollars in millions)	2011	2010	2009	2011-2010	2010-2009
Compensation and benefits	$475.7	$432.1	$351.0	10%	23%
Communications	42.3	40.6	47.0	4	(14)
Technology support services	52.1	50.5	46.2	3	9
Professional fees and outside services	126.1	117.5	85.1	7	38
Amortization of purchased intangibles	132.0	128.1	125.1	3	2
Depreciation and amortization	128.5	129.9	126.3	(1)	3
Occupancy and building operations	77.5	74.9	76.3	3	(2)
Licensing and other fee agreements	84.9	82.6	89.2	3	(7)
Other	140.4	116.4	77.5	21	50
Total Expenses	$1,259.5	$1,172.6	$1,023.7	7	15
2011 Compared With 2010
Operating expenses increased by $86.9 million in 2011 when compared with 2010. The following table shows the estimated impact of key factors resulting in the increase in operating expenses.

(dollars in millions)	Year- Over-Year Change	Change as a Percentage of 2010 Expenses
Salaries, benefits and employer taxes	$44.2	4%
MF Global-related expense	29.1	2
Stock-based compensation	10.5	1
Marketing expense	7.0	1
Professional fees related to Index Services	(10.7)	(1)
CMA goodwill and trade name impairment	(20.5)	(2)
Other expenses, net	27.3	2
Total	$86.9	7%
Salary increases and rising healthcare costs contributed to a rise in salaries, benefits and employer taxes. An increase in average headcount primarily due to the formation of Index Services and investment in strategic growth initiatives also contributed to an increase in expense in 2011 when compared with 2010.
Expenses increased due to the MF Global bankruptcy filing in the fourth quarter of 2011, which resulted in write-offs of accounts receivable, legal fees and loss on collateral posted by GFX and held by MF Global in customer segregrated funds as well as a other related expenses.
Stock-based compensation increased in 2011 due to the expense impact related to the September 2010 and 2011 grants.
Marketing expenses increased in 2011 due primarily to new advertising initiatives.
A decrease in professional fees was attributable to the formation and integration of Index Services, which occurred in the first quarter of 2010.
Impairment charges recorded in the second quarter of 2010 on the goodwill and trade name related to our CMA operations also contributed to a decrease in expenses in 2011 when compared with 2010.

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
Non-Operating Income (Expense)

				Year-over-Year Change
(dollars in millions)	2011	2010	2009	2011-2010	2010-2009
Investment income	$36.7	$42.3	$28.5	(13)%	48%
Impairment of long-term investments	—	(2.2)	(46.0)	(100)	(95)
Gains (losses) on derivative investments	(0.1)	(2.6)	—	(96)	n.m.
Interest and other borrowing costs	(116.9)	(140.3)	(133.9)	(17)	5
Guarantee of exercise rights privileges	—	—	4.3	—	(100)
Equity in net losses of unconsolidated subsidiaries	(4.3)	(6.4)	(6.8)	(33)	(6)
Other income (expense)	—	—	2.3	—	(100)
Total Non-Operating	$(84.6)	$(109.2)	$(151.6)	(22)	(28)
 _______________
n.m. not meaningful
Investment Income. The decrease in investment income during 2011 when compared with 2010 was due to a decline in gains on marketable securities related to our non-qualified deferred compensation plans of $4.1 million. Gains and losses from these non-qualified deferred compensation plan securities are offset by an equal amount of compensation and benefits expense. In addition, we recognized a gain of $3.7 million from the sale of various equity and debt securities in 2010, which contributed to the decrease in investment income in 2011 when compared with 2010. The decrease in 2011 when compared with 2010 was partially offset by an increase in dividend income from our investment in BM&FBOVESPA. Total overall dividend income was $34.9 million in 2011 compared with $31.9 million in 2010.
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
In 2009, we determined that our investment in DME was impaired due to the excess of our carrying value over our investment's estimated fair value. As a result, we recognized an impairment charge of $23.6 million. We also determined that our investment in IMAREX ASA (IMAREX) was impaired due to an extended and significant decline in the market price of its stock. As a result, we recognized an impairment charge of $22.4 million in 2009.
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
Additionally, in March 2010, we recognized a $6.0 million gain on derivative investments as a result of a settlement from the Lehman Brothers Holdings Inc. (Lehman) bankruptcy proceedings. The settlement related to an unsecured claim against Lehman as counterparty to an over-the-counter put option contract we purchased to hedge our risk of changes in the fair value of BM&FBOVESPA stock resulting from foreign currency exchange rate fluctuations between the U.S. dollar and the Brazilian real.
Interest and Other Borrowing Costs. Interest expense decreased in 2011 compared with 2010 due to repayment of the $420.5 million term loan in January 2011 and the maturity of the $300.0 million floating rate notes in August 2010. The decrease in 2011 compared with 2010 was partially offset by the issuance, in March 2010, of $612.5 million of 4.40% fixed rate notes, which are due in 2018.
In 2010 when compared with 2009, interest expense increased due to the issuance of $612.5 million of 4.40% fixed rate notes due 2018. This resulted in an increase in average effective yield and total cost of borrowing. However, average debt balances decreased in 2010 due to the reduction in overall debt levels throughout the year. The increase in expense was also attributable to a full year of interest expense recognized on the 5.75% fixed rate notes issued in February 2009.

				Year-over-Year Change
(dollars in millions)	2011	2010	2009	2011-2010	2010-2009
Weighted average borrowings outstanding	$2,155.8	$2,668.1	$2,841.8	$(512.3)	$(173.7)
Weighted average effective yield	5.18%	4.96%	4.23%	0.22%	0.73%
Total cost of borrowing	5.47	5.24	4.76	0.23	0.48

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
Other Income (Expense). In 2009, we recognized income and expense related to the NYMEX securities lending program, which was terminated in June 2009.
Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2011	2010	2009	Year-over-Year Change
				2011-2010	2010-2009
Year ended December 31	6.3%	44.7%	42.6%	(38.4)%	2.1%

In 2011 when compared with 2010, the decrease in our effective tax rate was the result of a reduction in state tax apportionment which resulted in a reduction in our income tax provision of $646.0 million, including a $527.9 million decrease in the income tax provision in the fourth quarter of 2011, largely due to a revaluation of our deferred tax liabilities. Additionally, in the first quarter of 2011, we began marking to market our investment in BM&FBOVESPA which resulted in a $48.8 million reduction in valuation allowances on other unrealized capital losses previously reserved.
The increase in the effective tax rate in 2010 when compared with 2009 was attributable to a $51.2 million charge to record the impact of our new combined state and local tax rate on our existing deferred tax liabilities. The state and local tax rate increased due to revised state apportionment estimates resulting from annual state tax filings. The increase in the effective tax rate was also due to the impairment of CMA's goodwill and trade name in the second quarter of 2010 which was not deductible.

LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements. We have historically met our funding requirements with cash generated by our ongoing operations. While our cost structure is fixed in the short term, our sources of operating cash are dependent on trading volume levels. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to cover our working capital needs, capital expenditures, and other commitments. However, it is possible that we may need to raise additional funds to finance our activities through issuances of commercial paper, future public debt offerings or by direct borrowings from financial institutions.
Cash will also be required for operating leases and non-cancellable purchase obligations as well as other obligations reflected as long-term liabilities in our consolidated balance sheet at December 31, 2011. These were as follows:

(in millions)	Operating Leases	Purchase Obligations	Other Long-Term Liabilities	Total(1)
Year
2012	$22.1	$5.8	$40.4	$68.3
2013-2014	50.9	0.8	—	51.7
2015-2016	45.5	0.7	—	46.2
Thereafter	135.6	—	—	135.6
Total	$254.1	$7.3	$40.4	$301.8

(1)
Gross unrecognized income tax liabilities, including interest and penalties, of $53.9 million for uncertain tax positions are not included in the table due to uncertainty about the date of their settlement.

Operating leases include rent payments for office space in Chicago and other smaller offices in the United States and in various foreign countries. The operating lease for our headquarters in Chicago expires in November 2022. Annual minimum rental payments under this lease range from $10.1 million to $13.5 million. We also maintain an operating lease for additional office space in Chicago, which expires in November 2023. Annual minimum rental payments under this lease range from $4.5 million to $6.2 million.
Purchase obligations include minimum payments due under agreements to purchase software licenses, hardware and maintenance as well as telecommunication services. Other long-term liabilities include primarily funding obligations for pension and other post-retirement benefit plans as well as contingent consideration.
Future capital expenditures for technology are anticipated as we continue to support our growth through investment in our co-location program, increased system capacity and performance improvements. Each year, capital expenditures are incurred for improvements to and expansion of our offices, remote data centers, telecommunications network and other operating equipment. In 2012, we expect capital expenditures to total between $140.0 million and $150.0 million. We continue to monitor our capital needs and may revise our forecasted expenditures as necessary in the future.
We intend to continue to pay a regular quarterly dividend to our shareholders. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. CME Group is also required to comply with restrictions contained in the general corporation laws of its state of incorporation which could also limit its (or their) ability to declare and pay dividends. On February 1, 2012, our board approved a change in our annual dividend policy to increase the distribution target from approximately 35% of the prior year's cash earnings to approximately 50% of the prior year's cash earnings. On February 1, 2012, the board of directors declared a regular quarterly dividend of $2.23 per share. The board of directors also declared an additional, annual variable dividend of $3.00 per share. Going forward, this dividend will be considered in the first quarter of each year and will supplement the regular dividend. The amount of the annual variable dividend will be determined after the end of each year, and the level will increase or decrease from year to year based on operating results, potential merger and acquisition activity, and other forms of capital return including regular dividends and share buybacks during the prior year. Both dividends will be payable on March 26, 2012 to shareholders of record on March 9, 2012. Assuming no changes in the number of shares outstanding, the first quarter dividend payments will total approximately $345.8 million.

Sources and Uses of Cash. The following is a summary of cash flows from operating, investing and financing activities.

				Year-over-Year Change
(dollars in millions)	2011	2010	2009	2011-2010	2010-2009
Net cash provided by operating activities	$1,346.3	$1,356.4	$1,083.1	(1)%	25%
Net cash provided by (used in) investing activities	(153.6)	(108.4)	544.8	42	(120)
Net cash used in financing activities	(1,005.6)	(653.4)	(1,665.2)	54	(61)
Operating activities
Net cash provided by operating activities decreased slightly in 2011 when compared with 2010. Increased profitability as a result of higher trading volumes was offset by an increase in other current assets and other assets resulting from an increase in restricted cash. In 2011, net cash provided by operating activities was $468.1 million lower than net income, which was attributable to a decrease in deferred income tax liabilities, partially offset by amortization of purchased intangibles of $132.0 million and depreciation and amortization of $128.5 million.
The increase in net cash provided by operating activities in 2010 when compared with 2009 was due to higher trading volumes and increased profitability. In 2010, net cash provided by operating activities was $404.3 million higher than net income. This increase was the result of depreciation and amortization expense of $129.9 million and amortization of purchased intangibles of $128.1 million. An increase in accrued expenses also contributed to the overall increase.
Investing activities
The increase in cash used in investing activities in 2011 when compared with 2010 was due to the proceeds from the sale of a long-term investment and our ERPs in 2010.
The termination of the NYMEX securities lending program in 2009 as well as the decrease in proceeds from marketable securities, net of purchases, of $278.2 million, contributed to the increase in cash used for investing in 2010 when compared with 2009.
Financing activities
The increase in cash used in 2011 compared with 2010 was attributable to proceeds from our issuance of shares to BM&FBOVESPA in 2010 and an increase in cash dividends in 2011 when compared with 2010. The increase was partially offset by a decrease in share repurchases of $354.9 million in 2011 when compared with the same period in 2010.
The decrease in cash used in 2010 relative to 2009 was attributable to a decrease in commercial paper repayments, net of proceeds and proceeds from our share issuance to BM&FBOVESPA in 2010. We also terminated the NYMEX securities lending program in 2009, which resulted in a decrease in the NYMEX securities lending program liabilities. The decrease was partially offset by an increase in share repurchases of $548.3 million in 2010. Share repurchases increased in an effort to offset most of the dilution associated with the issuance of shares to BM&FBOVESPA.
Debt Instruments. The following table summarizes our debt outstanding as of December 31, 2011:

(in millions)	Par Value
Fixed rate notes due August 2013, interest equal to 5.40%	$750.0
Fixed rate notes due February 2014, interest equal to 5.75%	750.0
Fixed rate notes due March 2018, interest equal to 4.40%(1)	612.5

(1)
In March 2010, we completed an unregistered offering of fixed rate notes due 2018. Net proceeds from the offering were used to fund a distribution to Dow Jones in conjunction with our investment in Index Services. In February 2010, we entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46%.

We maintain a $1.0 billion multi-currency revolving senior credit facility with various financial institutions. The proceeds from the revolving senior credit facility can be used for general corporate purposes, which includes providing liquidity for our CME clearing house in certain circumstances and, if necessary, for maturities of commercial paper. As long as we are not in default under the new senior credit facility, we have the option to increase the facility up to $1.8 billion with the consent of the agent and lenders providing the additional funds. The senior credit facility matures in January 2014 and is voluntarily prepayable from time to time without premium or penalty. Under our credit facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity as of September 30, 2010, giving effect to share repurchases made and special dividends paid during the term of the agreement (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings under this credit facility.
We maintain a 364-day fully secured, committed line of credit with a consortium of domestic and international banks to be used in certain situations by our CME clearing house. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of U.S. Treasury securities, U.S. Government agency securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $3.0 billion. At December 31, 2011, guaranty fund collateral available was $4.5 billion. We have the option to request an increase in the line from $3.0 billion to $5.0 billion. In addition to the 364-day fully secured, committed line of credit, we also have the option to use the $1.0 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default in certain circumstances.
In addition, our 364-day fully secured, committed revolving line of credit contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $375.0 million. In the event that CME elects to increase the facility, the minimum consolidated tangible net worth test would increase ratably up to $625.0 million.
The indentures governing our fixed rate notes, our $1.0 billion multi-currency revolving senior credit facility and our 364-day fully secured, committed revolving line of credit for $3.0 billion do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company that could indirectly affect the ability to pay dividends.
At December 31, 2011, we have excess borrowing capacity for general corporate purposes of approximately $1.0 billion under our multi-currency revolving senior credit facility.
As of December 31, 2011, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At December 31, 2011, the letters of credit totaled $161.0 million. GFX has a $15.0 million standby letter of credit. The letter of credit was posted as collateral with MF Global and is now held by the MF Global bankruptcy trustee. As of December 31, 2011, the letter of credit can still be drawn on by the trustee. The letter of credit expires on June 29, 2012. GFX now maintains its future positions and has collateral posted with another clearing firm.
The following table summarizes our credit ratings as of December 31, 2011:

Rating Agency	Short-Term Debt Rating	Long-Term Debt Rating	Outlook
Standard & Poor’s	A1+	AA	Negative
Moody’s Investors Service	P1	Aa3	Stable
On February 7, 2012, Standard & Poor's (S&P) lowered our long-term debt rating from AA to AA-, with a negative outlook. S&P affirmed our A1+ short-term ratings.
Given our cash flow generation, our ability to pay down debt levels and our ability to refinance existing debt facilities if necessary, we expect to maintain an investment grade rating. As provided in the trust indenture documents, if our ratings are downgraded below investment grade due to a change of control, we are required to make an offer to repurchase our fixed rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
Off-Balance Sheet Arrangements. As of December 31, 2011, we did not have any off-balance sheet arrangements as defined by the regulations of the Securities and Exchange Commission.
Liquidity and Cash Management. Cash and cash equivalents totaled $1.0 billion at December 31, 2011 and $855.2 million at December 31, 2010. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. Government agency securities. Our exposure to risk is minimal given the nature of the investments.
Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that a $17.1 million contribution in 2012 will allow us to meet our funding goal. However, the amount of the actual contribution is contingent on the actual rate of return on our plan assets during 2012 and the December 31, 2012 discount rate.
In November 2011, we announced that we will contribute certain assets of Index Services to a new index business venture with The McGraw-Hill Companies Inc (McGraw-Hill). As part of the agreement, we will also sell Credit Market Analysis Ltd. (CMA) to McGraw-Hill. The transaction is expected to close by June 2012, subject to regulatory approval and customary closing conditions. As part of the agreement, the company will have a long term, ownership-linked, exclusive license to list futures and options on futures based on the S&P Indices.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates, and equity prices.
Interest Rate Risk
Debt outstanding at December 31, 2011 consisted of fixed rate borrowings of $2.1 billion. We did not have any variable rate borrowings as of December 31, 2011.
Credit Risk
Our clearing houses act as the counterparties to all trades consummated on our exchanges as well as through third-party exchanges and over-the-counter markets for which we provide clearing services. As a result, we are exposed to significant credit risk of third parties, including our clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.
In order to ensure performance, we establish and monitor financial requirements for our clearing firms. We set minimum performance bond requirements for our exchange-traded and over-the-counter products, including credit default swaps and interest rate swaps. For futures and options on futures, we typically establish performance bond requirements to cover at least 99% of expected price changes for a given product within a given historical period with further quantitative and qualitative considerations based on market risk. For cleared over-the-counter credit default and interest rate swaps, we typically establish performance bond requirements to cover at least 99% of expected price changes for a given product within a given historical period with further quantitative and qualitative considerations based on market risk. For CMECE clearing firms, we typically establish performance bond requirements to cover at least 95% to 99% of expected price changes for a given product within a given historical period with further quantitative and qualitative considerations based on market risk. Collateral deposited to meet performance bond requirements is charged at a discount rate to cover at least 99% of expected price and foreign currency changes for a given asset within a historical period. Discount rates vary depending on the type of collateral. We mark-to-market all open positions of CME and CMECE clearing firms at least twice a day and require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market daily with the capability to mark-to-market more frequently as market conditions warrant. These practices allow our clearing houses to identify quickly any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing house to ensure performance of their open positions. This transparency makes it difficult for traders to hide losses or disguise unusual profits.
Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cover any default and maintain liquidity. We maintain three separate financial safeguard packages for our CME clearing firms; one for futures and options, one for cleared over-the-counter credit default swap contracts, and one for cleared over-the-counter interest rate swap contracts. In the unlikely event of a payment default by a clearing firm, we would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm's guaranty fund contributions, performance bonds and any other available assets, such as assets required for membership and any associated trading rights. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the exchange by the parent company of the clearing firm. Thereafter, if the payment default remains unsatisfied, we would use our surplus funds for futures and options contracts, or our designated working capital for cleared over-the-counter credit default swap contracts and cleared over-the-counter interest rate swap contracts. We would then use guaranty fund contributions of other clearing firms within the respective financial safeguard package and funds collected through an assessment against solvent clearing firms within the respective financial safeguard package to satisfy the deficit. Surplus funds represent the amount of CME working capital reduced by an amount necessary to support normal operations and amounts designated by CME for our credit default swap and interest rate swap financial safeguard packages.
We maintain a $3.0 billion 364-day fully secured, committed line of credit with a consortium of domestic and international banks to be used in certain situations by our CME clearing house. We have the option to request an increase in the line from $3.0 billion to $5.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. The credit agreement requires us to pledge certain assets to the line of credit custodian prior to drawing on the line of credit, such as clearing firm guaranty fund deposits held by us in the form of U.S. Treasury or agency securities, as well as select money market mutual funds approved for our select IEF programs. Performance bond collateral of a defaulting clearing firm may also be used to secure a draw on the line. In addition to the 364-day fully secured, committed line of credit, we also have the option to use our $1.0 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default.
Aggregate performance bond deposits for CME clearing firms for futures and options, cleared over-the-counter credit default swap contracts, and cleared over-the-counter interest rate swap contracts was $92.5 billion, including $8.1 billion of cash performance bond deposits. A defaulting firm's performance bond collateral can be used in the event of default of that clearing firm.
The following shows the available assets of our CME clearing house at December 31, 2011 in the event of a payment default by a clearing firm for futures and options contracts after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing House Available Assets
CME surplus funds(1)	$323.3
Guaranty fund contributions(2)	2,967.8
Assessment powers(3)	8,161.4
Minimum Total Assets Available for Default(4)	$11,452.5
_______________

(1)
CME surplus funds represent the amount of working capital reduced by an amount necessary to support normal operations and the amounts designated by CME for our credit default swap and interest rate swap financial safeguard packages. Our target for the CME surplus funds is $100.0 million with amounts in excess of this target generally paid as a dividend from CME to CME Group on a quarterly basis based on prior quarter-end balances.

(2)
Guaranty fund contributions of clearing firms include guaranty fund contributions required of clearing firms, but do not include any excess deposits held by our exchange at the direction of clearing firms.

(3)
In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, CME surplus funds and the non-defaulting clearing firms' guaranty fund contributions, we have the right to assess all non-defaulting clearing members as defined in the rules governing the guaranty fund.

(4)	Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm subsequent to the liquidation of the defaulting firm's performance bond collateral.
The following shows the available assets of our CME clearing house for the credit default swap financial safeguard package at December 31, 2011 in the event of a payment default by a clearing firm that clears credit default swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing House Available Assets
CME designated working capital for credit default swap contracts(1)	$50.0
Guaranty fund contributions(2)	628.6
Minimum Total Assets Available for Default(3)	$678.6
_______________

(1)
CME designates working capital to satisfy a clearing firm default in the event that the defaulting clearing firm's guaranty contributions and performance bonds do not satisfy the deficit. The working capital contributed by CME would be equal to the greater of $50.0 million and 5% of the credit default swap guaranty fund, up to a maximum of $100.0 million.

(2)	Guaranty fund contributions of clearing firms for credit default swap contracts include guaranty fund contributions required of those clearing firms.

(3)
Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm subsequent to the liquidation of the defaulting firm's performance bond collateral. In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, CME designated working capital and the non-defaulting firms' guaranty fund contributions, we may have the right to assess all non-defaulting clearing members as defined in the rules governing the credit default swap guaranty fund.

The following shows the available assets of our CME clearing house for the interest rate swap financial safeguard package at December 31, 2011 in the event of a payment default by a clearing firm that clears interest rate swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing House Available Assets
CME designated working capital for interest rate swap contracts(1)	$100.0
Guaranty fund contributions(2)	948.0
Minimum Total Assets Available for Default(3)	$1,048.0

(1)
CME designates $100.0 million of working capital to satisfy a clearing firm default in the event that the defaulting clearing firm's guaranty contributions and performance bonds do not satisfy the deficit.

(2)	Guaranty fund contributions of clearing firms for interest rate swap contracts include guaranty fund contributions required of those clearing firms.

(3)
Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm subsequent to the liquidation of the defaulting firm's performance bond collateral. In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, CME designated working capital and the non-defaulting firms' guaranty fund contributions, we may have the right to assess all non-defaulting clearing members as defined in the rules governing the interest rate swap guaranty fund.

We maintain a separate financial safeguard package for CMECE clearing firms. In the unlikely event of a payment default by a CMECE clearing firm, we would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm's performance bonds. Aggregate cash performance bond deposits for CMECE clearing firms was $26.0 million. There were no non-cash performance bonds on deposit at December 31, 2011. Thereafter, if the payment default remains unsatisfied after first applying assets of the defaulting clearing firm to satisfy its payment obligation, we would use $60.0 million of CMECE funds. As of December 31, 2011, guaranty fund contributions were contributed by CMECE. In 2012, the CMECE clearing firms may be asked to contribute to the CMECE guaranty fund and the size of the fund will be reviewed in light of the actual risk exposure. Once the CMECE clearing firms contribute to the guaranty fund, we would use at least $20.0 million of CMECE funds in the event of a default.
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
Foreign Currency Translation Risk
We have foreign currency translation risk related to the translation of our foreign subsidiaries' assets and liabilities from their respective functional currencies to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of total assets and liabilities we report in our consolidated balance sheets. The financial statements of certain of our foreign subsidiaries are denominated in various currencies, including the British pound and the Brazilian real, and are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of shareholders' equity. The translation adjustment, net of tax, for 2011, 2010 and 2009 was $83.3 million, $(0.5) million and $2.6 million, respectively. In 2011, we reversed an unrealized loss of $81.7 million, net of tax, which was attributable to foreign currency translation adjustments that were recorded in accumulated other comprehensive income (loss) upon recognizing impairment on our investment in BM&FBOVESPA.
At December 31, 2011 and 2010, 3% and 10% of our consolidated cash and cash equivalents balances were held by foreign subsidiaries whose balance sheets were translated from a foreign functional currency to U.S. dollars at each reporting date.
Other Foreign Currency Risk
We are also exposed to foreign exchange rate risk related to the equity investments noted under Equity Price Risk. Any foreign exchange rate risk related to these investments is reflected in the Equity Price Risk section below.
Foreign Currency Risk Related to Customer Collateral
A portion of the performance bond deposits is denominated in foreign currency. We mark to market all collateral once daily and require payment from clearing firms whose collateral has lost value due to changes in foreign currency rates and price. In addition, we typically establish performance bond levels to cover at least 95% to 99% of expected price and foreign currency changes for a given product within a given historical period, which further reduces our exposure to foreign currency and other price risk. Collateral deposited to meet performance bond requirements is charged at a discount rate to cover at least 99% of expected price and foreign currency changes for a given asset within a historical period. Discount rates vary depending on the type of collateral. Therefore, our exposure to foreign currency risk related to customer collateral deposits is considered minimal and is not expected to be material to our financial condition or operating results.
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
The table below summarizes our equity investments subject to equity price fluctuation at December 31, 2011. Equity investments are included in other assets in our consolidated balance sheets.

(dollars in millions)	Cost Basis	Fair Value	Carrying Value	Unrealized Gain (Loss), Net of Tax
BM&FBOVESPA S.A.	$262.9	$527.7	$527.7	$168.1
Bolsa Mexicana de Valores, S.A.B. de C.V.	17.3	18.8	18.8	1.0
IMAREX ASA	3.8	6.3	6.3	1.6
We do not currently hedge against equity price risk. Equity investments are assessed for other-than-temporary impairment on a quarterly basis. An assessment of whether an equity investment is other-than-temporarily impaired takes into consideration the magnitude and duration of the unrealized loss. At December 31, 2011, we determined that none of the equity investments listed above were other-than-temporarily impaired.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data; shares in thousands)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$1,042.3	$855.2
Marketable securities	47.6	50.2
Accounts receivable, net of allowance of $1.3 and $1.6	289.4	297.5
Other current assets (includes $40.0 and $0 in restricted cash)	232.6	146.1
Cash performance bonds and guaranty fund contributions	9,333.9	4,038.5
Total current assets	10,945.8	5,387.5
Property, net of accumulated depreciation and amortization	821.9	786.8
Intangible assets—trading products	17,040.5	17,040.5
Intangible assets—other, net	3,312.8	3,453.3
Goodwill	7,984.0	7,983.6
Other assets (includes $20.5 and $0 in restricted cash)	653.7	394.4
Total Assets	$40,758.7	$35,046.1

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$31.1	$51.8
Short-term debt	—	420.5
Other current liabilities	250.2	270.4
Cash performance bonds and guaranty fund contributions	9,333.9	4,038.5
Total current liabilities	9,615.2	4,781.2
Long-term debt	2,106.8	2,104.8
Deferred tax liabilities, net	7,226.8	7,840.4
Other liabilities	187.6	191.5
Total Liabilities	19,136.4	14,917.9

Redeemable non-controlling interest	70.3	68.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 66,128 and 66,847 shares issued and outstanding as of December 31, 2011 and 2010, respectively	0.7	0.7
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,115.1	17,277.7
Retained earnings	4,324.6	2,885.8
Accumulated other comprehensive income (loss)	111.6	(104.1)
Total Shareholders’ Equity	21,552.0	20,060.1
Total Liabilities and Shareholders’ Equity	$40,758.7	$35,046.1

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues
Clearing and transaction fees	$2,710.9	$2,486.3	$2,161.9
Market data and information services	427.7	395.1	331.1
Access and communication fees	49.2	45.4	45.6
Other	92.8	76.9	74.2
Total Revenues	3,280.6	3,003.7	2,612.8
Expenses
Compensation and benefits	475.7	432.1	351.0
Communications	42.3	40.6	47.0
Technology support services	52.1	50.5	46.2
Professional fees and outside services	126.1	117.5	85.1
Amortization of purchased intangibles	132.0	128.1	125.1
Depreciation and amortization	128.5	129.9	126.3
Occupancy and building operations	77.5	74.9	76.3
Licensing and other fee agreements	84.9	82.6	89.2
Other	140.4	116.4	77.5
Total Expenses	1,259.5	1,172.6	1,023.7
Operating Income	2,021.1	1,831.1	1,589.1

Non-Operating Income (Expense)
Investment income	36.7	42.3	28.5
Impairment of long-term investments	—	(2.2)	(46.0)
Gains (losses) on derivative investments	(0.1)	(2.6)	—
Interest and other borrowing costs	(116.9)	(140.3)	(133.9)
Guarantee of exercise right privileges	—	—	4.3
Equity in net losses of unconsolidated subsidiaries	(4.3)	(6.4)	(6.8)
Other income (expense)	—	—	2.3
Total Non-Operating	(84.6)	(109.2)	(151.6)
Income before Income Taxes	1,936.5	1,721.9	1,437.5
Income tax provision	122.1	769.8	611.7
Net Income	1,814.4	952.1	825.8
Less: net income attributable to redeemable non-controlling interest	2.1	0.7	—
Net Income Attributable to CME Group	$1,812.3	$951.4	$825.8
Earnings per Common Share Attributable to CME Group:
Basic	$27.23	$14.35	$12.44
Diluted	27.15	14.31	12.41
Weighted Average Number of Common Shares:
Basic	66,547	66,299	66,366
Diluted	66,762	66,495	66,548

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2008	66,417	3	$17,129.2	$1,719.7	$(160.3)	$18,688.6
Comprehensive income attributable to CME Group:
Net income attributable to CME Group				825.8		825.8
Change in net unrealized loss on securities, net of tax of $16.5					25.4	25.4
Change in net actuarial loss on defined benefit plans, net of tax of $0.9					(1.4)	(1.4)
Net change in derivative instruments, net of tax of $4.7					7.5	7.5
Change in foreign currency translation adjustment, net of tax of $1.7					2.6	2.6
Total comprehensive income attributable to CME Group						859.9
Dividends on common stock of $4.60 per share				(305.6)		(305.6)
Class A common stock issued in exchange for investment in Bursa Malaysia Derivatives Berhad	76		25.1			25.1
Repurchase of Class A common stock	(139)		(27.0)			(27.0)
Exercise of stock options	125		22.0			22.0
Excess tax benefits from option exercises and restricted stock vesting			2.3			2.3
Vesting of issued restricted Class A common stock	16		(1.6)			(1.6)
Shares issued to Board of Directors	12		2.4			2.4
Shares issued under Employee Stock Purchase Plan	4		1.5			1.5
Stock-based compensation			33.4			33.4
Balance at December 31, 2009	66,511	3	$17,187.3	$2,239.9	$(126.2)	$19,301.0

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2009	66,511	3	$17,187.3	$2,239.9	$(126.2)	$19,301.0
Comprehensive income attributable to CME Group:
Net income attributable to CME Group				951.4		951.4
Change in net unrealized gain on securities, net of tax of $3.6					5.3	5.3
Change in net actuarial loss on defined benefit plans, net of tax of $3.8					5.8	5.8
Net change in derivative instruments, net of tax of $7.4					11.5	11.5
Change in foreign currency translation adjustment, net of tax of $0.4					(0.5)	(0.5)
Total comprehensive income attributable to CME Group						973.5
Dividends on common stock of $4.60 per share				(305.5)		(305.5)
Class A common stock issued to BM&FBOVESPA S.A.	2,206		607.1			607.1
Repurchase of Class A common stock	(2,007)		(575.3)			(575.3)
Exercise of stock options	90		12.6			12.6
Excess tax benefits from option exercises and restricted stock vesting			5.8			5.8
Vesting of issued restricted Class A common stock	35		(3.8)			(3.8)
Shares issued to Board of Directors	8		2.4			2.4
Shares issued under Employee Stock Purchase Plan	4		1.4			1.4
Stock-based compensation			40.9			40.9
Balance at December 31, 2010	66,847	3	$17,278.4	$2,885.8	$(104.1)	$20,060.1

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	66,847	3	$17,278.4	$2,885.8	$(104.1)	$20,060.1
Comprehensive income attributable to CME Group:
Net income attributable to CME Group				1,812.3		1,812.3
Change in net unrealized gain on securities, net of tax of $23.7					142.7	142.7
Change in net actuarial loss on defined benefit plans, net of tax of $6.5					(10.9)	(10.9)
Net change in derivative instruments, net of tax of $0.3					0.6	0.6
Change in foreign currency translation adjustment, net of tax of $13.3					83.3	83.3
Total comprehensive income attributable to CME Group						2,028.0
Dividends on common stock of $5.60 per share				(373.5)		(373.5)
Repurchase of Class A common stock	(810)		(220.4)			(220.4)
Exercise of stock options	34		5.8			5.8
Excess tax benefits from option exercises and restricted stock vesting			0.6			0.6
Vesting of issued restricted Class A common stock	43		(3.8)			(3.8)
Shares issued to Board of Directors	8		2.3			2.3
Shares issued under Employee Stock Purchase Plan	6		1.6			1.6
Stock-based compensation			51.3			51.3
Balance at December 31, 2011	66,128	3	$17,115.8	$4,324.6	$111.6	$21,552.0

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net income	$1,814.4	$952.1	$825.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	51.3	40.9	33.4
Amortization of purchased intangibles	132.0	128.1	125.1
Depreciation and amortization	128.5	129.9	126.3
Net loss on derivative investments	—	8.6	—
Impairment of goodwill and intangible assets	—	20.5	—
Impairment of long-term investments	—	2.2	46.0
MF Global accounts receivable write-off	21.7	—	—
Amortization of debt financing costs and discount accretion	4.9	4.9	12.7
Gain on sale of Index Services assets	(9.8)	—	—
Guarantee of exercise right privileges	—	—	(4.3)
Equity in net losses of unconsolidated subsidiaries	4.3	6.4	6.8
Deferred income taxes	(658.7)	22.3	(56.9)
Change in assets and liabilities:
Accounts receivable	(13.2)	(28.7)	(14.4)
Other current assets	(69.4)	(29.9)	(7.4)
Other assets	(27.1)	(6.1)	(6.9)
Accounts payable	(21.0)	6.1	(24.3)
Income taxes payable	(18.0)	12.4	13.8
Other current liabilities	(6.5)	79.6	(23.3)
Other liabilities	13.2	5.3	30.7
Other	(0.3)	1.8	—
Net Cash Provided by Operating Activities	1,346.3	1,356.4	1,083.1

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	11.3	11.9	439.8
Purchases of available-for-sale marketable securities	(10.2)	(10.2)	(159.9)
Net change in NYMEX securities lending program investments	—	—	425.9
Purchases of property, net	(172.2)	(160.0)	(157.9)
Consideration paid in business combinations, net of cash acquired	—	(19.6)	—
Proceeds from sale of Index Services assets	18.0	—	—
Proceeds from sale of long-term investment	—	47.2	—
Proceeds from Chicago Board Options Exchange exercise right privileges	—	39.7	—
Purchase of Bolsa Mexicana de Valores, S.A.B. de C.V. shares	—	(17.4)	—
Capital contributions to FXMarketSpace Limited	—	—	(3.1)
Other	(0.5)	—	—
Net Cash Provided by (Used in) Investing Activities	(153.6)	(108.4)	544.8

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Financing Activities
Proceeds (repayments) of commercial paper, net	—	(99.9)	(1,393.6)
Proceeds from other borrowings, net of issuance costs	—	608.0	743.5
Repayment of other borrowings	(420.5)	(300.0)	(250.0)
Net change in NYMEX securities lending program liabilities	—	—	(456.8)
Cash dividends	(372.8)	(305.3)	(305.6)
Class A common stock issued to BM&FBOVESPA SA	—	607.1	—
Repurchase of Class A common stock, including costs	(220.4)	(575.3)	(27.0)
Proceeds from exercise of stock options	5.8	12.6	20.4
Distribution paid to non-controlling interest	—	(607.5)	—
Excess tax benefits related to employee option exercises and restricted stock vesting	0.6	5.8	2.5
Other	1.7	1.1	1.4
Net Cash Used in Financing Activities	(1,005.6)	(653.4)	(1,665.2)

Net change in cash and cash equivalents	187.1	594.6	(37.3)
Cash and cash equivalents, beginning of period	855.2	260.6	297.9
Cash and Cash Equivalents, End of Period	$1,042.3	$855.2	$260.6

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$816.1	$765.9	$629.7
Interest paid	111.9	104.9	90.8
Non-cash investing activities:
Change in net unrealized securities gains (losses)	166.4	8.9	41.9
Change in net unrealized derivatives gains (losses)	0.9	10.4	12.2

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS
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
CME Group offers a wide range of products including those based on interest rates, equities, foreign exchange, agricultural commodities, energy and metals. CME Group also offers clearing services for cleared over-the-counter derivatives including credit default swaps and interest rate swaps as well as other swaps and forwards. Trades are executed through CME Group's electronic trading platform, open outcry and privately negotiated transactions. Through its clearing house, CME Group offers clearing, settlement and guarantees for all products cleared through the exchange. In 2011, CME Clearing Europe (CMECE) began providing clearing services for various over-the-counter derivatives in Europe.
On March 18, 2010, CBOT acquired a 90% ownership interest in CME Group Index Services LLC (Index Services), a joint venture with Dow Jones & Company (Dow Jones). The financial statements and accompanying notes presented in this report include the financial results of Index Services beginning on March 19, 2010. Index Services creates, maintains and licenses the globally-recognized Dow Jones indexes. The indexes are used as benchmarks and as the basis of investment products. In November 2011, the company announced that it will contribute certain assets of Index Services to a new index business venture with The McGraw-Hill Companies Inc. (McGraw-Hill). As part of the agreement, the company will also sell Credit Market Analysis Ltd. (CMA) to McGraw-Hill. The transaction is expected to close by June 2012, subject to regulatory approval and customary closing conditions. As part of the agreement, the company will have a long term, ownership-linked, exclusive license to list futures and options on futures based on the Standard & Poor's (S&P) Indices.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation. The consolidated financial statements include the accounts of the company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements to conform to the presentation in the current year.
Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Fair Value of Financial Instruments. The carrying values of those financial instruments included in assets and liabilities at fair value in the accompanying consolidated balance sheets are reasonable estimates of their fair values.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the company's assessment about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
The company has categorized its assets and liabilities measured at fair value into a three-level classification hierarchy. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1-Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Assets and liabilities carried at level 1 fair value generally include U.S. Treasury and Government agency securities, equity securities listed in active markets, and investments in publicly traded mutual funds with quoted market prices.

•
Level 2-Inputs are either directly or indirectly observable and corroborated by market data or are based on quoted prices in markets that are not active. Assets and liabilities carried at level 2 fair value generally include municipal bonds, corporate debt and certain derivatives.

•
Level 3-Inputs are unobservable and reflect management's best estimate of what market participants would use in pricing the asset or liability. Generally, assets and liabilities at fair value utilizing level 3 inputs include certain other assets and liabilities with inputs that require management's judgment. Assets and liabilities at fair value utilizing level 3 inputs can also include certain assets and liabilities that are tested for impairment and measured at fair value on a non-recurring basis.

For further discussion regarding the fair value of financial instruments, see notes 3 and 20.
Derivative Investments. The company may use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value in the consolidated balance sheets. Changes in derivatives' fair values are recognized in earnings immediately unless the instruments are accounted for as cash flow hedges. For a derivative designated as a fair value hedge, any gain or loss on the derivative is recognized in earnings in the period of change, to the extent that the hedge is effective, together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. The company records the effective portions of its derivative financial instruments that are designated as cash flow hedges in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. In the period during which the hedged item affects earnings, the gain or loss included in accumulated other comprehensive income (loss) is transferred to the same line in the consolidated statements of income as the hedged item. Any ineffective or excluded portion of a hedge is recognized in earnings immediately. Any realized gains and losses from effective hedges are classified in the consolidated statements of income consistent with the accounting treatment of the items being hedged.
Accounts Receivable. Accounts receivable are primarily composed of trade receivables and unbilled revenue consisting of clearing and transaction fees, market data and information services revenue. All accounts receivable are stated at cost. A significant portion of accounts receivable and revenues are from clearing firms that are also required to be shareholders of the company. Exposure to losses on receivables for clearing and transaction fees and other amounts owed by clearing firms is dependent on each clearing firm's financial condition, the Class A shares as well as the memberships that collateralize fees owed to the exchange. The exchange retains the right to liquidate shares to satisfy a clearing firm's receivable. The allowance for doubtful accounts is calculated based on historical losses and management's assessment of probable future collections based on receivable balances in excess of 90 days past due.
Performance Bonds and Guaranty Fund Contributions. Performance bonds and guaranty fund contributions held by CME or CMECE for clearing firms may be in the form of cash, securities or other non-cash deposits.
Performance bonds and guaranty fund contributions received in the form of cash are held by CME or CMECE and may be invested overnight in U.S. Government securities acquired through and held by a broker-dealer subsidiary of a bank, reverse repurchase agreements secured with highly rated government securities, money market funds or through CME's selected IEF program. Any interest earned on these investments accrues to CME and is included in investment income in the consolidated statements of income. Because the benefits and risks of ownership accrue to CME or CMECE, cash performance bonds and guaranty fund contributions are reflected in the consolidated balance sheets.
Securities and other non-cash deposits may include U.S. Treasury securities, U.S. Government agency securities, Eurobonds, other foreign government securities and gold bullion. Securities and other non-cash deposits are held in safekeeping by a custodian bank. Interest and gains or losses on securities deposited to satisfy performance bond and guaranty fund requirements accrue to the clearing firm. Because the benefits and risks of ownership accrue to the clearing firm, non-cash performance bonds and guaranty fund contributions are not reflected in the consolidated balance sheets.
Property, Equipment and Leasehold Improvements. Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, generally over two to thirty-nine years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Land is reported at cost. Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized and amortized on a straight-line basis over the estimated useful life of the software, generally three years.
Operating Leases. All leases in which the company is the tenant are accounted for as operating leases. Landlord allowances are recorded as a reduction to rent expense on a straight-line basis over the term of the lease.
Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value the net assets acquired in a business combination. The company tests goodwill and indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that their carrying values may not be recoverable. Impairment is recorded if the carrying amount exceeds fair value. Long-lived assets and amortizable intangible assets are reviewed for impairment based on an examination of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. In the third quarter of 2011, the company adopted the accounting guidance on goodwill impairment testing that was issued in September 2011. The guidance allows companies to perform a qualitative assessment of goodwill that may allow them to omit the annual two-step impairment test. For further information on impairment of intangible assets and goodwill, see note 6.
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
Foreign Currency Translation. Foreign denominated assets and liabilities are re-measured into the functional currency using period-end exchange rates. Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of income. When the functional currency differs from the reporting currency, revenues and expenses of foreign subsidiaries are translated from their functional currencies into U.S. dollars using weighted-average exchange rates while their assets and liabilities are translated into U.S. dollars using period-end exchange rates. Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income (loss) within shareholders' equity.
Revenue Recognition. Revenue recognition policies for specific sources of revenue are discussed below.
Clearing and Transaction Fees. Clearing and transaction fees include per contract charges for trade execution, clearing, trading on the company's electronic trading platform and other fees. Fees are charged at various rates based on the product traded, the method of trade, the exchange trading privileges of the customer making the trade and the type of contract cleared. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched and the trade is cleared. Therefore, unfilled or cancelled buy and sell orders have no impact on revenue. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The reserve is based on the historical pattern of adjustments processed as well as specific adjustment requests. The company believes the allowances are adequate to cover estimated adjustments.
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
Access and Communication Fees. Access fees are the connectivity charges to customers of the company's electronic trading platform that are also used by market data vendors and customers. The fees include line charges, access fees for electronic trading platform, co-location fees and hardware rental charges and can vary depending on the type of connection provided. An additional installation fee may be charged depending on the type of service requested and a disconnection fee may also be charged if certain conditions are met. Revenue is generally recognized monthly as the service is provided.
Communication fees consist of equipment rental and usage charges to customers and firms that utilize the various telecommunications networks and services in the Chicago and New York City facilities. Revenue is billed and recognized on a monthly basis.
Other Revenues. Other revenues include building revenues from the rental of commercial space that are recognized over the lease term, using the straight-line method. Under this method, revenue is recorded evenly over the entire term of occupancy for leases with scheduled rent increases or rent abatements. Allowances for construction and other tenant costs are considered lease incentives and are recorded as a reduction to rental income on a straight-line basis over the term of the lease. In June 2011, we announced that we are pursuing a sale and partial leaseback of the north and south CBOT buildings. If the sale is completed, other revenues from rent will decrease.
Also included in revenue are ancillary charges for parking, utilities, and miscellaneous services provided to tenants. In addition, processing services revenue is included in other revenue. Processing services includes revenue generated from various strategic relationships.
Concentration of Revenue. One firm represented 12% of the company's clearing and transaction fees revenue in 2011. In 2010, one firm represented 13% and one firm represented 12% of the company's clearing and transaction fees revenue. One firm represented 13% and one firm represented 11% of the company's clearing and transaction fees revenue in 2009. Should a clearing firm withdraw from the exchange, management believes that the customer portion of that firm's trading activity would likely transfer to another clearing firm. Therefore, management does not believe that the company is exposed to significant risk from the ongoing loss of revenue received from a particular clearing firm. In 2011, MF Global, one of our largest clearing firms, was placed into bankruptcy and we transferred all of their more than 30,000 customer accounts to other futures commission merchants.
The two largest resellers of market data represented approximately 39% of market data and information services revenue in 2011, 45% in 2010, and 55% in 2009. Should one of these vendors no longer subscribe to the company's market data, management believes that the majority of that firm's customers would likely subscribe to the market data through another reseller. Therefore, management does not believe that the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.
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
3. MARKETABLE SECURITIES
Available-for-Sale Securities. Certain marketable securities have been classified as available-for-sale. The amortized cost and fair value of these securities at December 31 were as follows:

	2011		2010
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agency	$4.9	$5.3	$9.7	$9.8
U.S. Treasury	5.1	5.1	5.1	5.1
Municipal bonds	4.1	4.5	4.3	4.3
Asset-back securities	1.1	0.9	2.2	2.1
Corporate bonds	—	—	0.1	0.1
Total	$15.2	$15.8	$21.4	$21.4
Net unrealized gains (losses) on marketable securities classified as available-for-sale are reported as a component of other comprehensive income (loss) and included in the accompanying consolidated statements of shareholders' equity.
The fair value and gross unrealized losses of asset-backed securities at December 31, 2011 were $1.0 million and $0.2 million,

respectively. The asset-backed securities were in an unrealized loss position for more than 12 months at December 31, 2011 and were deemed not to be other-than-temporarily impaired. The company has the ability and intent to hold these asset-backed securities until a recovery of fair value, which may be maturity and, therefore, does not consider these asset-backed securities to be other-than-temporarily impaired at December 31, 2011. Unrealized gains on marketable securities totaled $0.8 million at December 31, 2011.
The amortized cost and fair value of marketable securities at December 31, 2011, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Maturity of one year or less	$5.2	$5.2
Maturity between one and five years	3.9	4.3
Maturity between five and ten years	2.3	2.6
Maturity greater than ten years	3.8	3.7
Total	$15.2	$15.8

Trading Securities. CME maintains additional investments in a diverse portfolio of mutual funds related to its non-qualified deferred compensation plans (note 11). The fair value of these securities was $31.8 million and $28.8 million at December 31, 2011 and 2010, respectively.
4. PERFORMANCE BONDS AND GUARANTY FUND CONTRIBUTIONS
CME Group maintains the CME clearing house as well as a clearing house at CMECE in Europe. CME and CMECE clear and guarantee the settlement of contracts traded in their respective markets. In its guarantor role, CME and CMECE have precisely equal and offsetting claims to and from clearing firms on opposite sides of each contract, standing as an intermediary on every contract cleared. Clearing firm positions are combined to create a single portfolio for each clearing firm's regulated and non-regulated accounts with CME and CMECE for which performance bond and guaranty fund requirements are calculated. To the extent that funds are not otherwise available to satisfy an obligation under the applicable contract, CME and CMECE bear counterparty credit risk in the event that future market movements create conditions that could lead to clearing firms failing to meet their obligations to CME or CMECE. CME and CMECE reduce the exposure through risk management programs that include initial and ongoing financial standards for designation as a clearing firm, performance bond requirements and mandatory guaranty fund contributions. Each CME clearing firm is required to deposit and maintain balances in the form of cash, U.S. Government securities, bank letters of credit or other approved investments to satisfy performance bond and guaranty fund requirements. Clearing firms that clear through CMECE are required to deposit and maintain collateral in the form of cash and certain government securities. All obligations and non-cash deposits are marked to market on a daily basis.
In addition, the rules and regulations of CBOT require certain minimum financial requirements for delivery of physical commodities, maintenance of capital requirements and deposits on pending arbitration matters. To satisfy these requirements, CBOT clearing firms have deposited cash, U.S. Treasury securities and letters of credit.
CME and CMECE mark-to-market open positions at least twice a day, and require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market once daily, with the capability to mark-to-market more frequently as market conditions warrant.
Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME futures and options and CMECE's guarantee would be one half day of changes in fair value of all open positions, before considering CME and CMECE's ability to access defaulting clearing firms' performance bond and guaranty fund balances as well as other available resources. For CME's cleared over-the-counter credit default swap and interest rate swap, the maximum exposure related to CME's guarantee would be one full day of changes in fair value of all open positions, before considering CME ability to access defaulting clearing firms' performance bond and guaranty fund balances as well as other available resources. During 2011, CME and CMECE transferred an average of approximately $3.2 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME and CMECE reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2011.
Cash performance bonds and guaranty fund contributions are included in the consolidated balance sheets, and these balances may fluctuate significantly over time due to investment choices available to clearing firms and any change in the amount of contributions required. Securities are not reflected in the consolidated financial statements and CME and CMECE do not earn any interest on these deposits.
Clearing firms, at their option, may instruct CME to deposit the cash held by CME into one of the IEF programs. The total principal in all IEF programs was $15.4 billion at December 31, 2011 and $12.5 billion at December 31, 2010. The guaranty fund contributions held in one of the IEF programs may be used as collateral for CME's $3.0 billion secured, committed line of credit. The consolidated statements of income reflect management fees earned under the IEF programs of $11.2 million, $10.0 million and $12.5 million during 2011, 2010 and 2009, respectively. These fees are included in other revenues.
CME and The Options Clearing Corporation (OCC) have a cross-margin arrangement, whereby a common clearing firm may maintain a cross-margin account in which the clearing firm's positions in certain equity index futures and options are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC (note 14). Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or CME's proportionate share per that agreement. In addition, CME has cross-margin agreements with Fixed Income Clearing Corporation (FICC) whereby the clearing firms' offsetting positions with CME and FICC are subject to reduced performance bond requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC, each clearing house may reduce that firm's performance bond requirements.
Each CME clearing firm for futures and options is required to deposit and maintain specified guaranty fund contributions in the form of cash or approved securities. In the event that performance bonds, guaranty fund contributions, and other assets required to support clearing membership of a defaulting CME clearing firm are inadequate to fulfill that CME clearing firm's outstanding financial obligation, the separate guaranty fund for futures and options are available to cover potential losses after first utilizing CME surplus funds. CME surplus funds are operating funds of CME reduced by amounts needed for normal operations and working capital designated by CME to be used in the event of default of cleared over-the-counter credit default swap clearing firms and working capital designated by CME to be used in the event of default of cleared over-the-counter interest rate swap clearing firms. CME surplus funds totaled $323.3 million at December 31, 2011. The company's target for surplus funds is $100.0 million with amounts in excess of this target generally paid as a dividend from CME to CME Group on a quarterly basis based on prior quarter-end balances.
CME maintains a separate guaranty fund to support the clearing firms that clear over-the-counter credit default swap products. Additionally, CME maintains a separate guaranty fund to support the clearing firms that clear over-the-counter interest rate swap products. These two funds are independent of the guaranty fund for futures and options and they are isolated to clearing firms for products in the respective asset class. Each clearing firm for cleared over-the-counter credit default swaps and cleared over-the-counter interest rate swaps is required to deposit and maintain specified guaranty fund contributions in the form of cash or approved securities. In the event that performance bonds, guaranty fund contributions and other assets required to support clearing membership of a defaulting clearing firm for cleared over-the-counter credit default swap contracts are inadequate to fulfill that clearing firm's outstanding financial obligation, the credit default swaps contracts guaranty fund is available to cover potential losses after first utilizing working capital designated by CME to be used in the event of default of a cleared over-the-counter credit default swap clearing firm, which is equal to the greater of $50.0 million and 5% of the credit default swap guaranty fund, up to a maximum of $100.0 million In the event that performance bonds, guaranty fund contributions and other assets required to support clearing membership of a defaulting clearing firm for cleared over-the-counter interest rate swap contracts are inadequate to fulfill that clearing firm's outstanding financial obligation, the interest rate swaps contracts guaranty fund is available to cover potential losses after first utilizing $100.0 million of working capital designated by CME to be used in the event of a default of a cleared over-the-counter interest rate swap clearing firm.
CME maintains a 364-day fully secured, committed line of credit with a consortium of domestic and international banks to be used in certain situations by the CME clearing house. CME may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between CME and its clearing firms. Clearing firm guaranty fund contributions received in the form of U.S. Treasury securities, Government agency securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $3.0 billion. At December 31, 2011, guaranty fund collateral available was $4.5 billion. CME has the option to request an increase in the line from $3.0 billion to $5.0 billion. In addition to the 364-day fully secured, committed line of credit, the company also has the option to use the $1.0 billion multi-currency revolving senior credit facility to provide liquidity for the clearing house in the unlikely event of default.
In the event that a defaulting CMECE clearing firm's performance bonds are inadequate to fulfill its outstanding financial obligation, the company would use $60.0 million of CMECE funds. As of December 31, 2011, the guaranty fund contributions were contributed by CMECE as the CMECE clearing firms have yet to contribute to the CMECE guaranty fund. In 2012, the CMECE clearing firms may be asked to contribute to the CMECE guaranty fund and the size of the fund will be reviewed in light of the actual risk exposure. Once the CMECE clearing firms contribute to the guaranty fund, the company would use at least $20.0 million of CMECE funds in the event of a default.
CME is required under the Commodity Exchange Act in the United States to segregate cash and securities deposited by clearing firms on behalf of their customers. In addition, CME requires segregation of all funds deposited by its clearing firms from its operating funds. CMECE holds cash and securities deposited by clearing firms in segregated accounts, and maintains distinct accounts for its own operating funds.
Cash and non-cash deposits held as performance bonds and guaranty fund contributions at fair value for CME and performance bonds for CMECE at December 31 were as follows:

	2011		2010
(in millions)	Cash	Non-Cash Deposits and IEF Funds	Cash	Non-Cash Deposits and IEF Funds
Performance bonds	$8,103.4	$80,250.7	$3,717.0	$82,867.7
Guaranty fund contributions	1,156.3	3,869.8	231.8	2,828.3
Cross-margin arrangements	60.0	202.9	79.7	196.8
Performance collateral for delivery	14.2	12.0	10.0	2.1
Total	$9,333.9	$84,335.4	$4,038.5	$85,894.9

The performance bond collateral and the guaranty fund contributions include collateral for clearing firms for the futures, options, cleared over-the-counter credit default swaps and cleared over-the-counter interest rate swaps as well as contracts cleared by CMECE.
Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $120.9 million at December 31, 2011 and $193.1 million at December 31, 2010. Intraday settlements may be invested on an overnight basis and are offset by an equal liability owed to clearing firms.
In addition to cash, securities and other non-cash deposits, irrevocable letters of credit may be used as performance bond deposits for CME clearing firms. At December 31, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in millions)	2011	2010
Performance bonds	$4,214.8	$4,071.8
Performance collateral for delivery	1,449.3	1,416.6
Total Letters of Credit	$5,664.1	$5,488.4

All cash, securities and letters of credit posted as performance bonds are only available to meet the financial obligations of that clearing firm to CME or CMECE.

5. PROPERTY
A summary of the property accounts at December 31 is presented below:

(in millions)	2011	2010	Estimated Useful Life
Land and land improvements	$65.6	$65.2	10 - 20 years (1)
Building and building improvements	531.7	454.9	3 - 39 years
Leasehold improvements	214.6	201.9	3 - 24 years
Furniture, fixtures and equipment	328.3	330.3	2 - 7 years
Software and software development costs	258.0	247.4	2 - 4 years
Total property	1,398.2	1,299.7
Less accumulated depreciation and amortization	(576.3)	(512.9)
Property, net	$821.9	$786.8

(1) Estimated useful life applies only to land improvements.

In June 2011, the company announced that it is pursuing a sale and partial leaseback of the north and south buildings of CBOT. A lease agreement will allow the company to maintain the agricultural commodities trading floor and certain office space of the north and south buildings. Ownership of the east building, which houses the financial trading floor and office space, will be retained by the company.

6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consisted of the following at December 31:

	2011			2010
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships (1)	$3,071.9	$(400.4)	$2,671.5	$3,081.0	$(292.3)	$2,788.7
Lease-related intangibles	83.2	(45.4)	37.8	83.2	(33.5)	49.7
Technology-related intellectual property	56.2	(28.4)	27.8	51.3	(17.8)	33.5
Other(2)	11.6	(10.6)	1.0	15.1	(11.8)	3.3
	3,222.9	(484.8)	2,738.1	3,230.6	(355.4)	2,875.2
Foreign currency translation adjustments	(8.8)	5.9	(2.9)	(8.7)	4.3	(4.4)
Total amortizable intangible assets	$3,214.1	$(478.9)	2,735.2	$3,221.9	$(351.1)	2,870.8

Indefinite-Lived Intangible Assets:
Trade names			578.0			582.9
Foreign currency translation adjustments			(0.4)			(0.4)
Total intangible assets—other, net			$3,312.8			$3,453.3
Trading products (3)			$17,040.5			$17,040.5
 _______________

(1)
In the second quarter of 2011, the company sold its rights in certain Index Services customer relationships for $18.0 million. The net book value of these assets at the time of the sale was $8.2 million.

(2)	At December 31, 2011 and 2010, other amortizable intangible assets consisted of service and market maker agreements and a definite-lived trade name.

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

In June 2011, the company announced that it is pursuing a sale and partial leaseback of two buildings in Chicago. As part of the sale, the company is selling the rights to the existing leases with the building. Certain related intangible assets with a net book value of $17.9 million will be sold as part of the sale-leaseback transaction.
The estimated useful lives for the amortizable intangible assets as of December 31, 2011 are as follows:

Clearing firm, market data and other customer relationships	5 - 30 years
Lease-related intangible assets	4 - 13 years
Technology-related intellectual property	2.5 - 15 years
Other	3 - 8 years

Total amortization expense for intangible assets was $132.0 million, $128.1 million and $125.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows. The future estimated amortization expense is subject to change based on changes in foreign exchange rates.

(in millions)
2012	$126.3
2013	120.2
2014	118.5
2015	114.6
2016	109.3
Thereafter	2,146.3
Goodwill activity consisted of the following for the years ended December 31, 2011 and 2010:

(in millions)	Balance at December 31, 2010	Business Combinations	Impairment Adjustment	Other Activity(4)	Balance at December 31, 2011
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,462.3	—	—	(0.1)	2,462.2
Index Services	435.6	—	—	(1.1)	434.5
Other	50.0	—	—	1.6	51.6
Total Goodwill	$7,983.6	$—	$—	$0.4	$7,984.0
(in millions)	Balance at December 31, 2009	Business Combinations	Impairment Adjustment	Other Activity(4)	Balance at December 31, 2010
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,463.1	—	—	(0.8)	2,462.3
Index Services	—	435.6	—	—	435.6
Other	50.4	21.1	(19.8)	(1.7)	50.0
Total Goodwill	$7,549.2	$456.7	$(19.8)	$(2.5)	$7,983.6
 _______________

(4)	Other activity includes adjustments to restructuring costs and tax contingencies, the recognition of excess tax benefits upon exercise of stock options and foreign currency translation adjustments.
The company conducts impairment testing of goodwill and indefinite-lived intangible assets at least annually. During the second quarter of 2010, the company recorded a $19.8 million impairment charge to reduce the carrying amount of Credit Market Analysis, Ltd. goodwill to its estimated fair value.
7. LONG-TERM INVESTMENTS
The company maintains various long-term investments as described below. The investments are recorded in other assets in the consolidated balance sheets.
BM&FBOVESPA S.A. The company owns an approximate 5% interest in BM&FBOVESPA S. A. (BM&FBOVESPA). BM&FBOVESPA is a stock and derivatives exchange in Brazil. The company may not sell its shares in BM&FBOVESPA until February 2012. As a result, BM&FBOVESPA stock was carried at cost until within twelve months of the restriction lapsing, after which time the company began accounting for the stock as an available-for-sale security. The fair value and cost basis of the investment was $527.7 million and $262.9 million, respectively, at December 31, 2011. The company and BM&FBOVESPA have entered into several agreements including co-location, licensing, order routing and technology development arrangements.
Bolsa Mexicana de Valores, S.A.B de C.V. In March 2010, the company acquired an approximate 2% interest in Bolsa Mexicana de Valores, S.A.B. de C.V. (Bolsa Mexicana), a financial exchange operator in Mexico. The company accounts for its investment in Bolsa Mexicana stock as an available-for-sale security. The fair value and cost basis of the company's investment in Bolsa Mexicana at December 31, 2011 was $18.8 million and $17.3 million, respectively. The company and Bolsa Mexicana maintain a strategic partnership that includes an order routing agreement for derivative products.
Bursa Malaysia Derivatives Berhad. The company owns a 25% interest in Bursa Malaysia Derivatives Berhad (Bursa

Derivatives). The company accounts for its investment in Bursa Derivatives using the equity method of accounting. The company may not sell its shares in Bursa Derivatives until November 2013. The company's investment in Bursa Derivatives was $27.4 million at December 31, 2011. The company and Bursa Derivatives have entered into several agreements including agreements to provide licensing, order routing and trade matching services.
DME Holdings Limited. The company owns an approximate 28% interest in DME Holdings Limited (DME Holdings). The company accounts for its investment in DME Holdings using the equity method of accounting. The company's investment in DME Holdings was $2.1 million at December 31, 2011. In addition, in December 2011, the company provided a $3.0 million loan to Dubai Mercantile Exchange Limited, payable on demand. The company and DME Holdings maintain an agreement for Dubai Mercantile Exchange (DME) futures contracts to be exclusively traded on the CME Globex platform. At December 31, 2009, the company determined that its investment in DME Holdings was impaired due to the excess of its carrying value over the estimated fair value. As a result, the company recognized an impairment charge of $23.6 million in 2009.
Green Exchange Holdings LLC. The company owns approximately 40% of Green Exchange Holdings LLC (GX Holdings) and accounts for its investment under the equity method of accounting. The company's investment in GX Holdings was $4.1 million at December 31, 2011. GX Holdings owns The Green Exchange (GreenX), which provides environmental futures and options contracts. GX Holdings is considered a variable interest entity under accounting guidance for consolidations. However, the company is not the primary beneficiary and therefore does not consolidate GreenX within its consolidated financial statements. The company and GreenX have entered into several agreements including data distribution, trade matching and clearing services.
IMAREX ASA. The company owns approximately 15% of IMAREX ASA (IMAREX). IMAREX is a derivatives exchange specializing in freight forward agreements. The investment in IMAREX is accounted for as available-for-sale, and fair value and cost basis of the company's investment in IMAREX was $6.3 million and $3.8 million, respectively, at December 31, 2011. In September 2009, the company determined that its investment in IMAREX was impaired due to an extended and significant decline in the market price of IMAREX stock. As a result, the company recognized an impairment charge of $22.4 million in 2009.
8. BUILDING TENANT LEASES
The company maintains three buildings in Chicago and one in New York. A portion of the space in these buildings is utilized by the company as office space and for the trading floors. The remaining space is leased by third party tenants, including customers and shareholders, over terms ranging from one to fifteen years. The terms of the leases with customers and shareholders are consistent with terms for other third-party tenants.
In June 2011, the company announced that it is pursuing a sale and partial leaseback of two buildings in Chicago. As part of the sale, the company is selling the rights to the existing leases with the building.
Minimum future cash flows from rental revenue are as follows:

(in millions)	Minimum Rental Payments
2012	$28.6
2013	21.3
2014	13.9
2015	10.3
2016	6.6
9. DEBT
Short-term debt consisted of the following at December 31:

(in millions)	2011	2010
Term loan due 2011, interest equal to 3-month LIBOR plus 1.00%, reset quarterly(1)	$—	$420.5
Total short-term debt	$—	$420.5

(1)
In September 2008, the company entered into an interest rate swap agreement that modified the variable interest obligation associated with this loan so that the interest payable effectively became fixed at a rate of 4.72% beginning with the interest accrued after October 22, 2008. This interest rate swap agreement was terminated in January 2011 when the term loan was repaid.

Long-term debt consisted of the following at December 31:

(in millions)	2011	2010
$750.0 million fixed rate notes due August 2013, interest equal to 5.40%	$749.2	$748.6
$750.0 million fixed rate notes due February 2014, interest equal to 5.75%	748.0	747.1
$612.5 million fixed rate notes due March 2018, interest equal to 4.40%(2)	609.6	609.1
Total long-term debt	$2,106.8	$2,104.8
 _______________

(2)
In February 2010, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46% at issuance on March 18, 2010.

Commercial paper notes with an aggregate par value of $1.0 billion and maturities ranging from 1 to 33 days were issued during 2011. There was no commercial paper outstanding at December 31, 2011 or 2010. As of December 31, 2011, the most recent commercial paper issuance was in March 2011. During 2011 and 2010, the weighted average balance, at par value, of commercial paper outstanding was $30.7 million and $83.4 million, respectively. In 2011, the maximum month-end balance for commercial paper was $200.0 million in January. In 2010, the maximum month-end balance was $300.0 million in February and March.
Long-term debt maturities, at par value, were as follows as of December 31, 2011:

(in millions)
2012	$—
2013	750.0
2014	750.0
2015	—
2016	—
Thereafter	612.5

The fair values of the fixed rate notes due 2013 and 2014 were estimated using quoted market prices. The fair value of the fixed rate notes due 2018 was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. At December 31, 2011, the fair values of the fixed rate notes by maturity date were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due August 2013	$799.4
$750.0 million fixed rate notes due February 2014	818.8
$612.5 million fixed rate notes due March 2018	673.6

10. INCOME TAXES
Income before income taxes and the income tax provision consisted of the following for the years ended December 31. The company is subject to regulation under a wide variety of U.S., federal, state and foreign tax laws and regulations.

(in millions)	2011	2010	2009
Income before income taxes:
Domestic	$1,952.6	$1,733.0	$1,438.0
Foreign	(16.1)	(11.1)	(0.5)
Total	$1,936.5	$1,721.9	$1,437.5
Income tax provision:
Current:
Federal	$644.0	$601.6	$536.9
State	135.4	148.9	126.5
Foreign	1.4	(3.0)	5.2
Total	780.8	747.5	668.6
Deferred:
Federal	300.2	(53.9)	9.3
State	(954.1)	76.1	(58.4)
Foreign	(4.8)	0.1	(7.8)
Total	(658.7)	22.3	(56.9)
Total Income Tax Provision	$122.1	$769.8	$611.7
Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	2011	2010	2009
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	6.3	5.8	5.7
Increase (decrease) in domestic valuation allowance	(2.5)	(0.1)	4.5
Impact of revised state and local apportionment estimates	(33.4)	3.0	(2.7)
Other, net	0.9	1.0	0.1
Effective Tax Rate	6.3%	44.7%	42.6%
In 2011, the effective tax rate was lower than the statutory tax rate because of a change in state tax apportionment which resulted in a reduction in the company's income tax provision of $646.0 million largely due to a revaluation of its existing deferred tax liabilities. In addition, the company began marking to market its investment in BM&FBOVESPA which resulted in a $48.8 million reduction in valuation allowances on other unrealized capital losses previously reserved. In 2010, the effective tax rate was higher than the statutory tax rate due to a $51.2 million charge to record the impact of the company's new combined state and local tax rate on its existing deferred tax liabilities. In 2009, the effective tax rate was higher than the statutory tax rate due to an additional valuation allowance of $64.4 million related to unrealized capital losses. The increase was partially offset by a decrease resulting from a $38.9 million reduction in net deferred tax liabilities related to a change in local apportionment estimates due to a New York City tax law change enacted in 2009.

At December 31, deferred tax assets (liabilities) consisted of the following:

(in millions)	2011	2010
Net Current Deferred Tax Assets:
Unrealized loss on securities	$3.5	$3.5
Stock-based compensation	12.9	4.4
Accrued expenses and other	15.6	10.4
Net Current Deferred Tax Assets	$32.0	$18.3
Net Non-Current Deferred Tax Assets:
Domestic unrealized loss on investment in BM&FBOVESPA	$37.8	$145.8
Foreign losses	44.6	146.3
Stock-based compensation	40.0	42.6
Deferred compensation	20.3	13.0
Unrealized loss on securities	46.4	45.9
Accrued expenses and other	46.4	42.9
Subtotal	235.5	436.5
Valuation allowance	(43.2)	(258.4)
Total non-current deferred tax assets	192.3	178.1
Non-Current Deferred Tax Liabilities:
Purchased intangible assets	(7,342.0)	(7,957.8)
Property	(77.1)	(60.7)
Total non-current deferred tax liabilities	(7,419.1)	(8,018.5)
Net Non-Current Deferred Tax Liabilities	$(7,226.8)	$(7,840.4)
A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
At December 31, 2011 and 2010, the company had a long-term deferred tax asset of $37.8 million and $145.8 million, respectively, for domestic unrealized capital losses incurred in Brazil related to the company's investment in BM&FBOVESPA. At December 31, 2011 and 2010, valuation allowances of $0 and $64.4 million, respectively, related to this deferred tax asset. The valuation allowance was recorded as of December 31, 2010 for the excess of the unrealized capital loss over the potential capital gains that could be used to offset the capital loss in future periods. The company began marking-to-market its investment in BM&FBOVESPA in the first quarter of 2011. Due to mark-to-market increases in the value of its investment in BM&FBOVESPA, the company determined that the valuation allowance was no longer required.
At December 31, 2011 and 2010, the company had a long-term deferred tax asset from foreign losses of $15.6 million and $125.3 million, respectively, related to Brazilian taxes primarily as a result of unrealized capital losses incurred in Brazil related to the company's investment in BM&FBOVESPA. At December 31, 2011 and 2010, valuation allowances of $15.6 million and $125.3 million, respectively, related to this deferred tax asset. At December 31, 2011 and 2010, the company determined that it was more-likely-than-not that it will not be able to realize this deferred tax asset.
At December 31, 2011 and 2010, the company had a long-term deferred tax asset from foreign losses of $19.7 million and $19.3 million, respectively, for net operating loss carryforwards obtained through its acquisition of Swapstream Ltd. and for net operating losses generated by those operations subsequent to its acquisition. At December 31, 2011 and 2010, valuation allowances of $19.7 million and $19.3 million, respectively, related to this deferred tax asset. At December 31, 2011 and 2010, the company determined that it was more-likely-than-not that it will not be able to realize this deferred tax asset.
At December 31, 2011, valuation allowances of $7.9 million have been provided for other foreign losses in various other jurisdictions for which the company does not believe that it currently meets the more-likely-than-not threshold for recognition.
At December 31, 2010, valuation allowances of $49.4 million have also been provided for other domestic unrealized capital losses for which the company did not believe that it met the more-likely-than-not threshold for recognition. At December 31, 2011, the company determined that it was able to realize the deferred tax assets for these domestic unrealized capital losses and the valuation allowances were no longer required.

The following is a summary of the company’s unrecognized tax benefits:

(in millions)	2011	2010	2009
Gross unrecognized tax benefits	$36.8	$56.4	$42.6
Unrecognized tax benefits, net of tax impacts in other jurisdictions	24.9	43.0	33.5
Interest and penalties related to uncertain tax positions	17.1	15.5	8.7
Interest and penalties recognized in the consolidated statements of income	1.6	5.4	2.4
The company believes it is reasonably possible that within the next twelve months, unrecognized domestic tax benefits will not change by a significant amount.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2011	2010	2009
Balance at January 1	$56.4	$42.6	$21.5
Unrecognized tax benefits acquired at dates of mergers	—	—	9.7
Additions based on tax positions related to the current year	6.0	10.4	6.7
Additions for tax positions of prior years	0.6	4.1	8.1
Reductions for tax positions of prior years	(22.9)	(0.5)	(1.2)
Reductions resulting from the lapse of statutes of limitations	—	(0.2)	—
Settlements with taxing authorities	(3.3)	—	(2.2)
Balance at December 31	$36.8	$56.4	$42.6
The company is subject to U.S. federal income tax as well as income taxes in Illinois and multiple other state, local and foreign jurisdictions.  As of December 31, 2011 substantially all federal and state income tax matters have been concluded through 2005 and 2004, respectively. During the third quarter of 2011, the company reached a settlement with the IRS regarding the audit of its 2006 and 2007 federal tax returns.  As a result, the company adjusted its reserve for unrealized federal tax benefits accordingly. In addition, during the first quarter of 2011, the company re-assessed some of its existing unrealized state tax benefits based on revised guidance released by the taxing authority and adjusted its reserve accordingly.
11. EMPLOYEE BENEFIT PLANS
Pension Plans. CME maintains a non-contributory defined benefit cash balance pension plan for eligible employees. CME's plan provides for a contribution to the cash balance account based on age and earnings and includes salary and cash bonuses in the definition of earnings. Employees who have completed a continuous 12-month period of employment and have reached the age of 21 are eligible to participate. Participant cash balance accounts receive an interest credit equal to the greater of the one-year constant maturity yield for U.S. Treasury notes or 4.0%. Participants become vested in their accounts after three years of service. The measurement date used for the plan is December 31.
The following is a summary of the change in projected benefit obligation:

(in millions)	2011	2010
Balance at January 1	$118.2	$107.5
Service cost	13.5	11.6
Interest cost	7.4	6.5
Actuarial (gain) loss	14.4	(3.0)
Benefits paid	(4.7)	(4.4)
Balance at December 31	$148.8	$118.2
The aggregate accumulated benefit obligation at December 31, 2011 and 2010 was $130.3 million and $105.9 million, respectively.

The following is a summary of the change in fair value of plan assets:

(in millions)	2011	2010	2009
Balance at January 1	$121.3	$107.7	$93.8
Actual return on plan assets	4.5	12.8	10.7
Employer contributions	28.0	5.2	8.5
Benefits paid	(4.7)	(4.4)	(5.3)
Balance at December 31	$149.1	$121.3	$107.7
The plan assets are classified into a fair value hierarchy in their entirety based on the lowest level of input that is significant to each asset or liability’s fair value measurement. Level 1 assets are valued using unadjusted market prices for identical assets in active markets based on the valuation date. Valuation techniques for level 2 assets use significant observable inputs such as quoted prices for similar assets, quoted market prices in inactive markets and other inputs that are observable or can be supported by observable market data. The fair value of each major category of plan assets as of December 31 is indicated below.

(in millions)	2011	2010
Level 2:
Money market funds	$29.3	$12.4
Mutual funds:
U.S. equity	35.3	31.7
Foreign equity	33.3	31.5
Fixed income	45.3	39.9
Commodity	5.9	5.8
Total	$149.1	$121.3
At December 31, 2011 and 2010, the fair value of pension plan assets exceeded the projected benefit obligation by $0.3 million and $3.1 million, respectively. This excess was recorded as a non-current pension asset.
The funding goal for the exchange is to have its pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2011 assumptions have been used to project the assets and liabilities from December 31, 2011 to December 31, 2012. The result of this projection is that estimated liabilities would exceed the fair value of the plan assets at December 31, 2012 by approximately $17.1 million. Accordingly, it is estimated that a $17.1 million contribution in 2012 will allow the company to meet its funding goal.
The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate are indicated below:

(in millions)	2011	2010	2009
Components of Net Pension Expense:
Service cost	$13.5	$11.6	$9.7
Interest cost	7.4	6.5	5.9
Expected return on plan assets	(9.0)	(8.3)	(7.0)
Recognized net actuarial loss	1.5	2.2	2.7
Net Pension Expense	$13.4	$12.0	$11.3
Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	5.00%	5.70%	5.70%
Rate of compensation increase	5.00	5.00	5.00
Cash balance interest crediting rate	4.00	4.00	4.00
Assumptions Used to Determine Net Pension Expense:
Discount rate	5.70%	5.70%	6.10%
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	7.75	8.00	8.00
Interest crediting rate	4.00	4.00	4.00

Beginning in 2010, the discount rate for the plan was determined based on the market value of a theoretical settlement bond portfolio. This portfolio consisted of U.S. dollar denominated Aa-rated corporate bonds across the full maturity spectrum. A single equivalent discount rate was determined to align the present value of the required cash flow with that settlement value. The resulting discount rate was reflective of both the current interest rate environment and the plan's distinct liability characteristics.
Prior to 2010, the discount rate for the plan was determined based on an interest rate yield curve. The yield curve was comprised of bonds with a rating of Aaa and Aa and maturities between zero and thirty years. The expected annual benefit cash flows for the plan was discounted to develop a single-point discount rate by matching the plan's expected payout structure to such yield curve.
The basis for determining the expected rate of return on plan assets for the plan is comprised of three components: historical returns, industry peers and forecasted return. The plan's total return is expected to equal the composite performance of the security markets over the long term. The security markets are represented by the returns on various domestic and international stock, bond and commodity indexes. These returns are weighted according to the allocation of plan assets to each market and measured individually.
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

	2011	2010
Fixed income	30.4%	32.9%
U.S. equity	23.6	26.1
Foreign equity	22.3	26.0
Money market funds	19.7	10.2
Commodity	4.0	4.8
The range of target allocation percentages for 2012 is as follows:

	Minimum	Maximum
U.S. equity	23.5%	35.0%
Foreign equity	23.5	35.0
Fixed income	33.0	45.0
Commodity	2.0	8.0
At times, the company may determine that it is necessary to place some assets in cash equivalent investments in order to pay expected plan liabilities. Given this, the actual asset allocation for the plan may not fall within the target allocation ranges from time to time.
According to the plan's investment policy, the plan is not allowed to invest in securities that compromise independence, short sales of securities directly owned by the plan, securities purchased on margin or other uses of borrowed funds, derivatives not used for hedging purposes, restricted stock or illiquid securities or any other transaction prohibited by employment laws. If the plan directly invests in short-term and long-term debt obligations, the investments are limited to obligations rated at the highest rating category by Standard & Poor's (S&P) or Moody's.
The balance and activity of the prior service costs and actuarial losses, which are included in other comprehensive income (loss), for 2011 are as follows:

(in millions)	Prior Service Costs	Actuarial Loss
Balance at January 1	$0.2	$25.9
Unrecognized loss	—	18.9
Recognized as a component of net pension expense	—	1.5
Balance at December 31	$0.2	$46.3
The company expects to amortize $3.2 million of actuarial loss from accumulated other comprehensive income (loss) into net periodic benefit costs in 2012.
At December 31, 2011, anticipated benefit payments from the plan in future years are as follows:

(in millions)	Year
2012	$10.2
2013	10.9
2014	11.6
2015	12.5
2016	13.9
2017-2021	85.4
Savings Plans. CME maintains a defined contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby all U.S. employees are participants and have the option to contribute to this plan. CME matches employee contributions up to 3% of the employee's base salary and may make additional discretionary contributions.
In addition, certain CME London-based employees are eligible to participate in a defined contribution plan. For CME London-based employees, the plan provides for company contributions of 10% of earnings and does not have any vesting requirements. Salary and cash bonuses paid are included in the definition of earnings.
Aggregate expense for all of the defined contribution savings plans amounted to $8.6 million, $6.3 million and $5.2 million in 2011, 2010 and 2009, respectively.
CME Non-Qualified Plans. CME maintains non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the exchange and totaled $31.8 million and $28.8 million at December 31, 2011 and 2010 respectively. Although the value of the plans is recorded as an asset in marketable securities in the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense.
Supplemental Savings Plan-CME maintains a supplemental plan to provide benefits for employees who have been impacted by statutory limits under the provisions of the qualified pension and savings plan. All CME employees hired prior to January 1, 2007 are immediately vested in their supplemental plan benefits. All CME employees hired on or after January 1, 2007 are subject to the vesting requirements of the underlying qualified plans. Total expense for the supplemental plan was $2.3 million, $0.9 million and $0.7 million for 2011, 2010 and 2009, respectively.
Deferred Compensation Plan-A deferred compensation plan is maintained by CME, under which eligible officers and members of the Board of Directors may contribute a percentage of their compensation and defer income taxes thereon until the time of distribution.
NYMEX Members' Retirement Plan and Benefits. NYMEX maintained a retirement and benefit plan under the Commodities Exchange, Inc. (COMEX) Members' Recognition and Retention Plan (MRRP). This plan provides benefits to certain members of the COMEX division based on long-term membership, and participation is limited to individuals who were COMEX division members prior to NYMEX's acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of this acquisition. Under the terms of the MRRP, the company is required to fund the plan with a minimum annual contribution of $0.4 million until it is fully funded. All benefits to be paid under the MRRP are based on reasonable actuarial assumptions which are based upon the amounts that are available and are expected to be available to pay benefits. Total contributions to the plan were $0.8 million for each of 2009 through 2011. At December 31, 2011 and 2010, the obligation for the MRRP totaled $21.6 million and $20.7 million, respectively. Assets with a fair value of $17.7 million and $15.8 million have been allocated to this plan at December 31, 2011 and 2010, respectively, and are included in marketable securities in the consolidated balance sheets. The balances in these plans are subject to the claims of general creditors of the exchange.
12. COMMITMENTS
Operating Leases. CME Group has entered into various non-cancellable operating lease agreements, with the most significant being as follows:

•
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

•
In August 2006, CME Group entered into an operating lease for additional office space in Chicago. The initial lease term, which became effective on August 10, 2006, terminates on November 30, 2023. The lease contains two 5-year renewal options beginning in 2023.

•
In May 1995, NYMEX Holdings signed a ground lease, which terminates in June 2069, with Battery Park City Authority (BPCA) for the site where it constructed its headquarters and trading facility. The lease contains an option to terminate without penalty in June 2012. The lease establishes payments in lieu of taxes (PILOTs) due to New York City. PILOTs are entirely abated until May 17, 2015 for the trading floor of the facility.

•
In January 2011, the company entered into an operating lease for office space in London. The initial lease term, which became effective on January 20, 2011, terminates on March 24, 2026, with an option to terminate without penalty in January 2021.

At December 31, 2011, future minimum payments under non-cancellable operating leases were payable as follows (in millions):

Year
2012	$22.1
2013	25.8
2014	25.1
2015	22.7
2016	22.8
Thereafter	135.6
Total	$254.1

Total rental expense, including equipment rental, was $41.0 million in 2011, $35.5 million in 2010 and $33.7 million in 2009.
Other Commitments. Commitments include material contractual purchase obligations that are non-cancellable. Purchase obligations relate to licensing, hardware and maintenance and telecommunication services. At December 31, 2011, future minimum payments due under purchase obligations were payable as follows (in millions):

Year
2012	$5.8
2013	0.4
2014	0.4
2015	0.4
2016	0.3
Thereafter	—
Total	$7.3

Licensing Agreements. CME Group has various licensing agreements including agreements with S&P and NASDAQ OMX Group, Inc. (NASDAQ OMX) relating to certain equity index products. The license agreement with S&P provides that the rights to S&P 500 Index futures and options will be exclusive through December 31, 2016 as long as certain volume requirements are met. The company maintains a license agreement with NASDAQ OMX, which is exclusive with respect to futures and options contracts based on certain NASDAQ OMX indexes through October 9, 2019.
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

In 2002, NYMEX entered into an agreement with ESDC and received a $5.0 million grant. The agreement requires NYMEX to maintain certain annual employment levels, and in 2011 the agreement was extended through 2013. The grant is subject to recapture amounts on a declining scale through 2013.

13. CONTINGENCIES
Legal Matters. In 2008, Fifth Market filed a complaint against CME Group and CME seeking a permanent injunction against CME's Globex system and unquantified enhanced damages for what the plaintiff alleges is willful infringement of two U.S. patents, in addition to costs, expenses and attorneys' fees. The matter has been stayed pending the outcome of a reexamination of one of the patents at issue by the U.S. Patent and Trademark Office (USPTO). Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
In 2009, CME and CBOT filed a complaint against Howard Garber seeking a declaratory judgment that neither CME nor CBOT infringed Mr. Garber's patent and that his patent is invalid and unenforceable. In 2009, Technology Research Group LLC, the current owner of the patent at issue, filed counterclaims alleging that CME and CBOT willingly infringe or induce or contribute to the infringement of its patent. Technology Research is seeking damages in the amount no less than a reasonable royalty. The matter has been dismissed without prejudice with right to reinstate subject to reexamination of the patent at issue by the USPTO and evaluation of all settlement possibilities. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
In 2009, Realtime Data LLC filed a complaint against CME Group and other exchanges alleging willful infringement of four patents which was later amended to add CBOT and NYMEX as defendants. Subsequently, two additional lawsuits have been filed each adding a claim for the infringement of an additional patent. Both of these lawsuits have been consolidated with the original action. Realtime Data is seeking a permanent injunction, unquantified enhanced damages, attorneys' fees and costs. Discovery in this matter is in the early stages. The Court of Appeals for the Federal Circuit has ordered that the case be transferred to the Southern District of New York. Realtime's request for reconsideration of the transfer has been denied and the case has been transferred to New York. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
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
In connection with the bankruptcy of MF Global Inc. (MF Global), we have received two subpoenas (Grand Jury, Northern District of Illinois and CFTC enforcement) to produce information and witnesses in connection with the authorities' investigation of the matter. We have also received a document request from the SIPC Trustee handling the liquidation of MF Global Inc. In addition, CME has been named as a defendant in several lawsuits stemming from the MF Global matter. In December 2011, an MF Global customer filed suit in Michigan state court on behalf of all Michigan customers of MF Global against CME and certain officers and directors of MF Global. This suit alleges three counts: violation of the Consumer Protection Act, conspiracy, and conversion. The plaintiff alleges individual damages of less than $75,000 and class damages of less than $5.0 million as well as treble damages and attorneys' fees. The case has been removed to federal court. Three suits were filed in January and February 2012 in federal court in New York on behalf of all commodity account holders or customers of MF Global that had not received a return of 100% of their funds as of November 2, 2011. Named defendants in the matters include CME, certain officers and directors of MF Global and JP Morgan Chase. Claims against CME are for aiding and abetting breach of fiduciary duty and aiding and abetting tortious conduct. Unspecified damages along with treble and punitive damages are sought. We expect these suits, along with several other lawsuits related to MF Global in which CME is not named as a defendant, to be consolidated in federal court in New York. Based on our analysis, we believe that we have strong legal and factual defenses to the claims. Given that these matters are in the very early stage, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible loss in the unlikely event it were found to be liable in these matters.
In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters on an individual basis will not have a material impact on its consolidated financial position or results of operations.  As of December 31, 2011, the company has accrued $12.8 million related to all outstanding legal matters.

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
14. GUARANTEES
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2012. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At December 31, 2011, CME was contingently liable to SGX on irrevocable letters of credit totaling $161.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm.
Cross-Margin Agreements. CME and The Options Clearing Corporation (OCC) have a cross-margin arrangement, whereby a common clearing firm may maintain a cross-margin account in which the clearing firm's positions in certain CME futures and options on futures contracts are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm's open position and the proceeds from the liquidation of the cross-margin account would be allocated 50% each to CME and OCC.
Cross-margin agreements exist with CME and Fixed Income Clearing Corp (FICC) whereby the clearing firms' offsetting positions with CME are subject to reduced margin requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC, each clearing house may reduce the firm's performance bond requirement. In the event of a firm default, the total liquidation net gain or loss on the firm's offsetting open positions and the proceeds from the liquidation of the performance bond collateral held by each clearing house's supporting offsetting positions would be divided evenly between CME and FICC. Additionally, if, after liquidation of all the positions and collateral of the defaulting firm at each respective clearing organization, and taking into account any cross-margining loss sharing payments, any of the participating clearing organizations has a remaining liquidating surplus, and any other participating clearing organization has a remaining liquidating deficit, any additional surplus from the liquidation would be shared with the other clearing house to the extent that it has a remaining liquidating deficit. Any remaining surplus funds would be passed to the bankruptcy trustee.
MF Global Bankruptcy Trust. The company has provided a $550.0 million financial guarantee to the bankruptcy trustee of MF Global in order to accelerate the return of funds to MF Global customers. In the event that the trustee erroneously distributed more property than was permitted by the bankruptcy code and CFTC regulations to any former MF Global customer on or after November 16, 2011, the company will make a cash payment for the amount of the erroneous distribution up to $550.0 million to the trustee. A payment will only be made after the trustee makes reasonable efforts to collect the property erroneously distributed to the customer. If a payment is made by the company, the company will have the right to seek reimbursement of the erroneously distributed property from the applicable customer. The company believes that the likelihood of payment to the trustee is remote given the process in place to validate trust distributions. As a result, the guarantee liability is estimated to be immaterial at December 31, 2011.

15. DERIVATIVE INSTRUMENTS
The company mitigates certain financial exposures to interest rate risk and foreign currency exchange rate risk through the use of derivative financial instruments as part of its risk management program. The company does not use derivative instruments for trading purposes. All derivatives have been designated as cash flow hedges.
At December 31, 2011, there were no derivative instrument assets or liabilities recorded in the consolidated balance sheet. The fair value of the interest rate derivative instruments was $11.8 million at December 31, 2010. The interest rate derivative instruments were included in other current liabilities in the consolidated balance sheet.

The effect of derivative instruments on the consolidated statements of income and consolidated statements of shareholders’ equity for the years ended December 31 were as follows:

	Gains (Losses) Recognized in OCI (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI (Effective Portion)			Gains (Losses) Recognized in Income (Ineffective Portion)
(in millions)	2011	2010	Location	2011	2010	Location	2011	2010
Contract Type:
Interest rate contracts	$—	$(9.7)	Interest and other borrowing costs	$(0.5)	$(20.0)	Gains (losses) on derivative investments	$(0.1)	$(8.6)
Foreign exchange contracts	—	—	Gains (losses) on derivative investments	—	—	Gains (losses) on derivative investments	—	6.0
Total Derivatives	$—	$(9.7)		$(0.5)	$(20.0)		$(0.1)	$(2.6)

Interest Rate Derivatives. In connection with the issuance of floating rate debt in August and October 2008, the company entered into three interest rate swap contracts, designated as cash flow hedges, for purposes of hedging against a change in interest payments due to fluctuations in the underlying benchmark rate. In December 2010, the company approved a plan to refinance the term loan in January 2011 resulting in an $8.6 million loss on derivative instruments as a result of ineffectiveness on the associated interest rate swap contract. In January 2011, the company recognized $0.2 million in interest expense and an additional $0.1 million loss on derivative instruments.
In February 2010, the company entered into a forward starting interest rate swap contract, designated as a cash flow hedge, for purposes of hedging against a change in interest payments due to fluctuations in the underlying benchmark rate between the date of the swap and the forecasted issuance of fixed rate debt in March 2010. The swap was highly effective. The loss on the derivative instrument will be recognized as interest expense over the life of the fixed rate debt. During 2011 and 2010, the company recognized $0.3 million and $0.2 million, respectively, in interest expense on the associated interest rate swap contract.
Foreign Currency Derivatives. In connection with its purchase of BM&FBOVESPA stock in February 2008, CME Group purchased a put option to hedge against changes in the fair value of BM&FBOVESPA stock resulting from foreign currency rate fluctuations between the U.S. dollar and the Brazilian real (BRL) beyond the option's exercise price. Lehman Brothers Special Financing Inc. (LBSF) was the sole counterparty to this option contract. On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman was an event of default that gave the company the right to immediately terminate the put option agreement with LBSF. In March 2010, the company recognized a $6.0 million gain on derivative instruments as a result of a settlement from the Lehman bankruptcy proceedings.
16. REDEEMABLE NON-CONTROLLING INTEREST
The following summarizes the changes in redeemable non-controlling interest for the years presented:

(in millions)	2011	2010
Balance at January 1	$68.1	$—
Contribution by Dow Jones	—	675.0
Distribution to Dow Jones	—	(607.5)
Allocation of stock-based compensation	0.1	—
Total comprehensive income attributable to redeemable non-controlling interest	2.1	0.6
Balance at December 31	$70.3	$68.1

17. CAPITAL STOCK
Shares Outstanding. The following table presents information regarding capital stock:

	December 31,
(in thousands)	2011	2010
Class A common stock authorized	1,000,000	1,000,000
Class A common stock issued and outstanding	66,128	66,847
Class B-1 common stock authorized, issued and outstanding	0.6	0.6
Class B-2 common stock authorized, issued and outstanding	0.8	0.8
Class B-3 common stock authorized, issued and outstanding	1.3	1.3
Class B-4 common stock authorized, issued and outstanding	0.4	0.4

CME Group has no shares of preferred stock issued and outstanding.
Associated Trading Rights. Members of CME, CBOT, NYMEX and COMEX own or lease trading rights which entitle them to access the trading floors, discounts on trading fees and the right to vote on certain exchange matters as provided for by the rules of the particular exchange and CME Group's or the subsidiaries' organizational documents. Each class of CME Group Class B common stock is associated with a membership in a specific division for trading at CME. A CME trading right is a separate asset that is not part of or evidenced by the associated share of Class B common stock of CME Group. The Class B common stock of CME Group is intended only to ensure that the Class B shareholders of CME Group retain rights with respect to representation on the board of directors and approval rights with respect to the core rights described below.
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
Core Rights. Holders of CME Group Class B common shares have the right to approve changes in specified rights relating to the trading privileges at CME associated with those shares. These core rights relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. Votes on changes to these core rights are weighted by class. Each class of Class B common stock has the following number of votes on matters relating to core rights: Class B-1, six votes per share; Class B-2, two votes per share; Class B-3, one vote per share; and Class B-4, 1/6 th of one vote per share. The approval of a majority of the votes cast by the holders of shares of Class B common stock is required in order to approve any changes to core rights. Holders of shares of Class A common stock do not have the right to vote on changes to core rights.
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
Election of Directors. The CME Group Board of Directors is currently comprised of 32 members, including 10 CBOT directors (as defined by its bylaws). Until CME Group's 2012 annual meeting, its board must include at least 10 CBOT directors. Holders of Class B-1, Class B-2 and Class B-3 common stock have the right to elect six directors, of which three are elected by Class B-1 shareholders, two are elected by Class B-2 shareholders and one is elected by Class B-3 shareholders. The remaining directors are elected by the Class A and Class B shareholders voting as a single class.
Dividends. Holders of Class A and Class B common stock of CME Group are entitled to receive proportionately such dividends, if any, as may be declared by the CME Group board of directors.
Shareholder Rights Provisions. The board of directors of CME Group previously adopted a plan creating rights that entitle CME Group's shareholders to purchase shares of CME Group stock in the event that a third party initiates a transaction designed to take over the company. The plan expired on December 3, 2011. The company plans to request shareholder approval of certain amendments to its Certificate of Incorporation to remove the designation of the Series A Junior Participating Preferred Stock at its 2012 annual meeting.
CME Group Omnibus Stock Plan. CME Group has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 8.0 million Class A shares have been reserved for awards under the plan. Awards totaling 4.4 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2011 (note 18).
CBOT Holdings Long-Term Equity Incentive Plan. In connection with the merger with CBOT Holdings, CME Group assumed CBOT Holdings' 2005 Long-Term Equity Incentive Plan. Under the plan, stock-based awards may be made to certain directors, officers and other key employees or individuals. A total of 0.4 million shares have been reserved for awards under the plan. In connection with receiving shareholder approval to increase the amount of authorized shares under the Omnibus Stock Plan in May 2009, the company undertook to freeze future awards under this plan. As a result, 0.3 million shares that remained authorized for future awards under this plan were frozen.
NYMEX Holdings Omnibus Long-Term Incentive Plan. In connection with the merger with NYMEX Holdings, CME Group assumed NYMEX Holdings' 2006 Omnibus Long-Term Incentive Plan. Under the plan, stock-based awards may be made to any director, officer or employee of the company and other key individuals providing services to the company. A total of 1.0 million shares have been reserved for awards under the plan. In connection with receiving shareholder approval to increase the amount of authorized shares under the Omnibus Stock Plan in May 2009, the company undertook to freeze future awards under this plan. As a result, 0.7 million shares that remained authorized for future awards under this plan were frozen.
Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. A total of 125,000 Class A shares have been reserved under this plan, and approximately 42,000 shares have been awarded through December 31, 2011.
Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. A total of 40,000 Class A shares have been reserved under this plan, of which approximately 26,000 shares have been purchased through December 31, 2011 (note 18).
Share Repurchases. In June 2008, CME Group was authorized by its board of directors to pursue new initiatives to return capital to shareholders. The initiatives included a share buyback program of up to $1.1 billion of CME Group Class A common stock, subject to market conditions through December 2009. The board's authorization permitted the repurchase of shares through the open market, an accelerated program, a tender offer or privately negotiated transactions. The number of shares purchased under the program was 0.9 million shares at an average price per share of $272 for a total cost of $250.8 million.
In February 2010, CME Group was authorized by its board of directors to purchase up to 2.35 million shares of Class A common stock. The authorization of the repurchase was approved in connection with the company's agreement to issue additional Class A common shares to BM&FBOVESPA to increase its aggregate share ownership in the company to 5%. During 2010, 2.0 million shares were purchased at an average price of $287 per share for a total cost of $575.3 million. This plan's authorization has expired.
In May 2011, the board of directors authorized a share buyback program of up to $750.0 million of CME Group Class A common stock over a 12 month period. During 2011, 0.8 million shares were purchased at an average price of $272 per share for a total cost of $220.4 million.
18. STOCK-BASED PAYMENTS
CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 8.0 million Class A shares have been reserved for awards under the plan. Awards totaling 4.4 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2011. Awards granted before 2009 generally vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. Beginning in 2009, awards granted generally vest over a four-year period, with 25% vesting one year after the grant date and on that same date in each of the following three years.
Total compensation expense for stock-based payments and total income tax benefit recognized in the consolidated statements of income for stock-based awards were as follows:

(in millions)	2011	2010	2009
Compensation expense	$51.3	$40.9	$33.4
Income tax benefit recognized	18.8	16.4	13.4
Excluding estimates of future forfeitures, at December 31, 2011, there was $92.1 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. This expense is expected to be recognized over a weighted average period of 2.0 years.
In 2011, the company granted employees stock options totaling 273,916 shares under the Omnibus Stock Plan. The options have a ten-year term with exercise prices ranging from $239 to $286, the closing market prices on the grant dates. The fair value of these options, which was measured at the grant dates using the Black-Scholes valuation model, totaled $25.4 million. The fair value is recognized as compensation expense on an accelerated basis over the vesting period.
The Black-Scholes fair value of each option grant was calculated using the following assumptions:

Grant Year
	2011	2010	2009
Dividend yield	1.2%-2.4%	1.4%-1.7%	1.4%-2.4%
Expected volatility	41%-42%	42%-44%	45%-49%
Risk-free interest rate	2.0%-2.3%	1.9%-2.9%	2.4%-3.2%
Expected life	5.6 to 6.2 years	6.2 years	6.2 to 6.5 years
The dividend yield was calculated by dividing that year's expected quarterly dividends by the market price of the stock at the dates of grant. A weighting of implied and historical volatility was used to estimate expected future volatility. The risk-free interest rate was based on the U.S. Treasury yield in effect at the time of each grant. The expected life of options granted has been determined using the simplified method as outlined in guidance from the Securities and Exchange Commission.
The following table summarizes stock option activity for 2011. Aggregate intrinsic value is in millions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,217,121	$307	6.6 years	$78.8
Granted	273,916	272
Exercised	(34,007)	169
Cancelled	(39,814)	373
Outstanding at December 31, 2011	1,417,216	302	6.4 years	29.1
Exercisable at December 31, 2011	777,232	306	4.6 years	28.6
The weighted average grant date fair value of options granted during 2011, 2010, and 2009 was $93, $101 and $117 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $4.2 million, $15.6 million and $14.6 million, respectively.
In 2011, the company granted 142,168 shares of restricted Class A common stock and 472 shares of restricted stock units. Restricted common stock and restricted stock units generally have a vesting period of 2 to 4 years. The fair value related to these grants was $38.6 million, which is recognized as compensation expense on an accelerated basis over the vesting period. Beginning with restricted stock grants in September 2010, dividends are accrued on restricted Class A common stock and restricted stock units and are paid once the restricted stock vests. In 2011, the company also granted 14,751 performance shares. The fair value related to these grants was $3.8 million, which is recognized as compensation expense on an accelerated basis over the vesting period. The vesting of these shares is contingent on meeting stated performance or market conditions.
The following table summarizes restricted stock, restricted stock units, and performance shares activity for 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	196,830	$283
Granted	157,391	270
Vested	(42,677)	286
Cancelled	(25,022)	285
Outstanding at December 31, 2011	286,522	283
The total fair value of restricted stock, restricted stock units, and performance shares that vested during the years ended December 31, 2011, 2010 and 2009, was $11.6 million, $10.3 million and $6.2 million, respectively.
Eligible employees may acquire shares of CME Group's Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the NASDAQ. Compensation expense is recognized on the dates of purchase for the discount from the closing price. In 2011, 2010 and 2009, a total of 6,417, 4,371 and 4,402 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.2 million for the purchase discount was recognized in 2011. Annual expense of $0.1 million for the purchase discount was recognized in 2010 and 2009.
Non-executive directors receive an annual award of Class A common stock with a value equal to $75,000. Non-executive directors may also elect to receive some or all of the cash portion of their annual stipend, up to $25,000, in shares of stock based on the closing price at the date of distribution. As a result, 8,117, 7,470 and 11,674 shares of Class A common stock were issued to non-executive directors during 2011, 2010 and 2009, respectively. These shares are not subject to any vesting restrictions. Expense of $2.1 million, $2.4 million and $2.5 million related to these stock-based payments was recognized for the years ended December 31, 2011, 2010 and 2009, respectively.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides a summary of the changes in accumulated other comprehensive income (loss) for the years presented, net of tax:

(in millions)	Net Unrealized Gain (Loss) On Securities	Change In Derivative Instruments	Actuarial Gain (Loss) on Defined Benefit Plans	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2008	$(25.0)	$(20.8)	$(19.6)	$(94.9)	$(160.3)
Foreign currency translation adjustment	—	—	—	2.6	2.6
Net unrealized gain on securities	11.8	—	—	—	11.8
Reclassification of security impairment	13.6	—	—	—	13.6
Net actuarial loss	—	—	(1.6)	—	(1.6)
Amortization of net actuarial loss	—	—	0.2	—	0.2
Net unrealized loss on cash flow hedge	—	(5.2)	—	—	(5.2)
Reclassification of realized loss on cash flow hedge	—	12.7	—	—	12.7
Balance at December 31, 2009	0.4	(13.3)	(21.0)	(92.3)	(126.2)
Foreign currency translation adjustment	—	—	—	(0.5)	(0.5)
Net unrealized gain on securities	6.0	—	—	—	6.0
Reclassification of gain on sale of security	(0.7)	—	—	—	(0.7)
Net actuarial gain	—	—	4.5	—	4.5
Amortization of net actuarial loss	—	—	1.3	—	1.3
Net unrealized loss on cash flow hedge	—	(5.8)	—	—	(5.8)
Ineffectiveness on cash flow hedge	—	5.2	—	—	5.2
Reclassification of realized loss on cash flow hedge	—	12.1	—	—	12.1
Balance at December 31, 2010	5.7	(1.8)	(15.2)	(92.8)	(104.1)
Foreign currency translation adjustment	—	—	—	1.6	1.6
Reversal of unrealized loss attributable to foreign currency translation	—	—	—	81.7	81.7
Net unrealized gain on securities	142.7	—	—	—	142.7
Net actuarial loss	—	—	(11.9)	—	(11.9)
Amortization of net actuarial loss	—	—	1.0	—	1.0
Ineffectiveness on cash flow hedge	—	0.1	—	—	0.1
Reclassification of realized loss on cash flow hedge	—	0.5	—	—	0.5
Balance at December 31, 2011	$148.4	$(1.2)	$(26.1)	$(9.5)	$111.6

20. FAIR VALUE MEASUREMENTS
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes. In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. Level 1 assets generally include U.S. Treasury securities and exchange-traded mutual funds. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Assets included in level 2 generally consist of U.S. Government agency securities, municipal bonds and asset-backed securities. The level 2 marketable securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings.
The company determined the fair value of its interest rate swap contracts, considered level 2 liabilities, using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves. The level 2 marketable securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings.
The company determined the fair value of its contingent consideration liability, considered a level 3 liability, using a standard valuation model to determine the present value of future payouts. The liability was included in level 3 because management used significant unobservable inputs including probability and discount rates.
Financial assets and liabilities recorded in the consolidated balance sheet as of December 31, 2011 and 2010 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$5.1	$—	$—	$5.1
Mutual funds	31.8	—	—	31.8
Municipal bonds	—	4.5	—	4.5
Asset-backed securities	—	0.9	—	0.9
U.S. Government agency securities	—	5.3	—	5.3
Total	36.9	10.7	—	47.6
Equity investments	552.8	—	—	552.8
Total Assets at Fair Value	$589.7	$10.7	$—	$600.4
Liabilities at Fair Value:
Contingent consideration	$—	$—	$10.3	$10.3
Total Liabilities at Fair Value	$—	$—	$10.3	$10.3

	December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$5.1	$—	$—	$5.1
Mutual funds	28.8	—	—	28.8
Corporate bonds	—	0.1	—	0.1
Municipal bonds	—	4.3	—	4.3
Asset-backed securities	—	2.1	—	2.1
U.S. Government agency securities	—	9.8	—	9.8
Total	33.9	16.3	—	50.2
Equity investments	46.0	—	—	46.0
Total Assets at Fair Value	$79.9	$16.3	$—	$96.2
Liabilities at Fair Value:
Interest rate swap contracts	$—	$11.8	$—	$11.8
Contingent consideration	—	—	9.5	9.5
Total Liabilities at Fair Value	$—	$11.8	$9.5	$21.3
At December 31, 2011, equity investments include our investment in BM&FBOVESPA, which has been recorded at fair value using its quoted market price. The fair value of our investment in BM&FBOVESPA was $527.7 million at December 31, 2011. Until February 2011, this investment was recorded at cost due to restrictions on sale of the stock that exceeded a one year time period. Equity investments are included in other assets in the consolidated balance sheets.
There were no transfers of assets between level 1 and level 2 during the 2011 and 2010. The following is a reconciliation of assets and liabilities valued at fair value on a recurring basis using significant unobservable inputs (level 3) during 2010 and 2011.

(in millions)	Contingent Consideration
Fair value of liability at January 1, 2010	$—
Contingent obligation arising from acquisition	9.5
Fair value of liability at December 31, 2010	9.5
Realized and unrealized gains (losses):
Included in operating expense	0.8
Fair value of liability at December 31, 2011	$10.3
During 2010, the company recorded impairment charges on goodwill and a trade name related to CMA. The fair values of CMA's goodwill and trade name were derived using discounted cash flow models. As of the impairment test date, the fair values of CMA's goodwill and trade name were $28.5 million and $0.9 million, respectively. The company also recorded an impairment charge on its investment in OneChicago, LLC during 2010. At the impairment test date, the fair value of the investment was estimated to be zero based on a discounted cash flow analysis. There were no assets or liabilities valued at fair value on a nonrecurring basis using significant unobservable inputs during 2011.
21. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to CME Group by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options of approximately 938,000 were anti-dilutive for the year ended December 31, 2011. There were no anti-dilutive restricted stock awards for the year ended December 31, 2011. Outstanding stock options and restricted stock awards of approximately 851,000 and 612,000 were anti-dilutive for the years ended December 31, 2010 and 2009, respectively.

	2011	2010	2009
Net Income Attributable to CME Group (in millions)	$1,812.3	$951.4	$825.8
Weighted Average Common Shares Outstanding (in thousands):
Basic	66,547	66,299	66,366
Effect of stock options and restricted stock awards	215	196	182
Diluted	66,762	66,495	66,548
Earnings per Common Share Attributable to CME Group:
Basic	$27.23	$14.35	$12.44
Diluted	27.15	14.31	12.41

22. QUARTERLY INFORMATION (UNAUDITED)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2011
Total revenues	$831.6	$838.3	$874.2	$736.5	$3,280.6
Operating income	524.1	534.5	572.1	390.4	2,021.1
Non-operating income (expense)	(12.5)	(25.2)	(26.2)	(20.7)	(84.6)
Income before income taxes	511.6	509.3	545.9	369.7	1,936.5
Net income attributable to CME Group	456.6	293.7	316.1	745.9	1,812.3
Earnings per common share attributable to CME Group:
Basic	$6.83	$4.40	$4.76	$11.28	$27.23
Diluted	6.81	4.38	4.74	11.25	27.15
Year Ended December 31, 2010
Total revenues	$693.2	$813.9	$733.4	$763.2	$3,003.7
Operating income	414.7	515.1	442.9	458.4	1,831.1
Non-operating income (expense)	(15.8)	(35.0)	(27.2)	(31.2)	(109.2)
Income before income taxes	398.9	480.1	415.7	427.2	1,721.9
Net income attributable to CME Group	240.2	270.7	244.3	196.2	951.4
Earnings per common share attributable to CME Group:
Basic	$3.63	$4.13	$3.67	$2.94	$14.35
Diluted	3.62	4.11	3.66	2.93	14.31

23. SUBSEQUENT EVENTS
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events that require disclosure except the following:
In February 2012, the company announced that it will establish a $100.0 million fund designed to provide further protection of customer segregated funds for U.S. family farmers and ranchers who hedge their business in CME Group futures markets.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in the following report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of CME Group Inc.
We have audited the accompanying consolidated balance sheets of CME Group Inc. and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CME Group Inc. and its subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CME Group Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

Ernst & Young, LLP
Chicago, Illinois
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of CME Group Inc.
We have audited CME Group Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CME Group Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CME Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of CME Group Inc. and our report dated February 27, 2012 expressed an unqualified opinion thereon.

Ernst & Young LLP
Chicago, Illinois
February 27, 2012

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the company's management, including the company's Chief Executive Officer and Chief Financial Officer, have evaluated the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. There were no changes in the company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a written code of conduct applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers. In accordance with SEC rules and regulations, our Code of Conduct is available on our Web site at www.cmegroup.com under the “Investor Relations-Corporate Governance” link. We intend to disclose promptly on our Web site any substantive amendments to our Code of Conduct and, in accordance with the listing requirements of the NASDAQ, any waivers granted to our executive officers or Board members will be promptly disclosed on a Current Report on Form 8-K. In addition, we have adopted Corporate Governance Principles which govern the practices of our Board of Directors. You may also obtain a copy of our Code of Conduct and our Corporate Governance Principles by following the instructions in the section of this Annual Report on Form 10-K entitled “Item 1. Business-Available Information.”
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of CME Group’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 23, 2012, to be filed by CME Group with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011 (Proxy Statement). Additional information called for by this item is contained in Item 1 of this Annual Report on Form 10-K under the caption “Employees-Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements, Financial Statement Schedules and Exhibits
(1) Financial Statements
The following Consolidated Financial Statements and related Notes, together with the Reports of Independent Registered Public Accounting Firm with respect thereto, included within Item 8 are hereby incorporated by reference:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:
CME Group Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2011, 2010 and 2009
(dollars in millions)

	Balance at beginning of year	Charged against goodwill	Charged (credited) to costs and expenses	Other(1)	Balance at end of year
Year Ended December 31, 2011
Allowance for doubtful accounts	$1.6	$—	$22.4	$(22.7)	$1.3
Allowance for deferred tax assets	258.4	—	(46.4)	(168.8)	43.2
Year Ended December 31, 2010
Allowance for doubtful accounts	$1.9	$—	$0.2	$(0.5)	$1.6
Allowance for deferred tax assets	264.4	—	(6.1)	0.1	258.4
Year Ended December 31, 2009
Allowance for doubtful accounts	$1.8	$—	$1.4	$(1.3)	$1.9
Allowance for deferred tax assets	168.3	24.5	71.6	—	264.4
 _______________

(1)	Includes write-offs of doubtful accounts and reversals of deferred tax asset valuation allowances against accumulated other comprehensive income.
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

4.2
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

4.4
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

4.6
Second Supplemental Indenture (including the form of floating rate note due 2010), dated August 12, 2008, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2008, File No. 001-31553).

Exhibit Number	Description of Exhibit
4.7
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

4.9
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

10.3(1)
Form of equity grant letter for performance based shares based on specific Company initiatives (incorporated by reference to Exhibit 10.7 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 5, 2011, File No. 001-31553).

10.4(1)	Form of equity grant letter for annual grant of performance shares (incorporated by reference to Exhibit 10.8 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 5, 2011, File No. 001-31553).

10.5(1)
CME Group Inc. 2005 Director Stock Plan, amended and restated effective as of (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on May 18, 2009, File No. 001-31553).

10.6(1)	Form of Equity Stipend Grant Letter for Non-Executive Directors (incorporated by reference to Exhibit 10.4 to CME Group Inc.'s Form 10-K, filed with the SEC on February 26, 2010, File No. 001-31553).

10.7(1)
Chicago Mercantile Exchange Holdings Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 3, 2007, File No. 000-33379) and the First Amendment to the CME Group Inc. Employee Stock Purchase Plan, dated May 6, 2010, (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 6, 2010, File No. 001-31553).

10.8(1)
Amended and Restated CBOT Holdings, Inc. 2005 Long-Term Equity Plan, amended and restated as of December 2, 2008 (incorporated by reference to Exhibit 10.6 to CME Group Inc.'s Form 10-K, filed with the SEC on March 2, 2009, File No. 001-31553).

10.9(1)
Amended and Restated NYMEX Holdings, Inc. 2006 Omnibus Long-Term Incentive Plan, amended and restated as of December 2, 2008 (incorporated by reference to Exhibit 10.7 to CME Group Inc.'s Form 10-K, filed with the SEC on March 2, 2009, File No. 001-31553).

10.10(1)
Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan (SMSDSP) consisting of the Grandfathered SMSDSP, amended and restated as of January 1, 2008, and the Amended and Restated 409A SMSDSP, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.7 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2008, File No. 000-33379).

10.11(1)
Amended and Restated Chicago Mercantile Exchange Inc. Directors' Deferred Compensation Plan, amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.9 to CME Group Inc.'s Form 10-K, filed with the SEC on March 2, 2009, File No. 001-31553).

10.12(1)
NYMEX Holdings, Inc. Executive Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.5 to NYMEX Holdings, Inc.'s Form 10-K, filed with the SEC on March 29, 2001, File No. 000-1105018).

10.13(1)
Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Plan consisting of the Grandfathered Supplemental Retirement Plan, amended and restated as of January 1, 2008, and the Amended and Restated 409A Supplemental Executive Retirement Plan, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.9 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2008, File No. 000-33379).

Exhibit Number	Description of Exhibit
10.14(1)
Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Trust; First Amendment thereto, dated September 7, 1993 (incorporated by reference to Exhibit 10.5 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000, File No. 333-95561); Second Amendment to Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan, executed as of April 25, 2011 (incorporated by reference to Exhibit 10.4 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 5, 2011, File No. 001-31553)

10.15(1)	COMEX Members' Recognition and Retention Plan (incorporated by reference to Exhibit 10.11 to NYMEX Holdings, Inc.'s Form 10-K, filed with the SEC on March 29, 2001, File No. 000-1105018).

10.16(1)
Amended and Restated CME Group Inc. Incentive Plan for Named Executive Officers (incorporated by reference to Exhibit 10.3 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on May 18, 2009, File No. 001-31553); Amendment, effective as of February 2, 2010 (incorporated by reference to Exhibit 10.14 to CME Group Inc.'s Form 10-K, filed with the SEC on February 26, 2010, File No. 001-31553); Second Amendment to the Amended and Restated CME Group Inc. Annual Incentive Plan for Named Executive Officers, executed as of April 25, 2011 (incorporated by reference to Exhibit 10.5 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 5, 2011, File No. 001-31553).

10.17(1)
CME Group Inc. Annual Incentive Plan, adopted as of March 4, 2008 (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 10-Q, filed with the SEC on May 9, 2008, File No. 000-33379); Amendment, effective as of February 2, 2010 (incorporated by reference to Exhibit 10.15 to CME Group Inc.'s Form 10-K, filed with the SEC on February 26, 2010, File No. 001-31553); Second Amendment to the Amended and Restated CME Group Inc. Annual Incentive Plan, executed as of April 25, 2011 (incorporated by reference to Exhibit 10.6 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 5, 2011, File No. 001-31553).

10.18(1)
Amended and Restated CME Group Inc. Severance Plan for Corporate Officers, dated as of August 13, 2007 (incorporated by reference to Exhibit 10.9 to CME Group Inc.'s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379); Amendment, effective as of December 21, 2007 (incorporated by reference to Exhibit 10.12 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2008, File No. 000-33379).

10.19(1)
Agreement, dated as of April 14, 2011, between CME Group Inc. and Craig S. Donohue (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 5, 2011, File No. 001-31553).

10.20(1)
Amended and Restated Agreement, dated August 5, 2009, between CME Group Inc. and Phupinder Gill (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 8-K, filed with the SEC on August 6, 2009, File No. 001-31553) Amendment to Employment Agreement, dated April 6, 2011, between CME Group Inc. and Phupinder S. Gill (incorporated by reference to Exhibit 10.3 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 5, 2011, File No. 001-31553);.

10.21(1)
Agreement between CME Group Inc. and Terrence A. Duffy, dated as of November 9, 2010 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on November 15, 2010, File No. 001-31553); Amendment to Employment Agreement, dated April 6, 2011, between CME Group Inc. and Terrence A. Duffy (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 5, 2011, File No. 001-31553).

10.22(1)
Consulting Agreement between Leo Melamed and CME Group Inc., dated June 26, 2009 (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 6, 2009, File No. 001-31553).

10.23(1)
Consulting Agreement between Leo Melamed and Chicago Mercantile Exchange Holdings Inc., dated November 14, 2005 (incorporated by reference to Exhibit 10.28 to Chicago Mercantile Exchange Holdings Inc.'s Form 10-K filed with the SEC on March 6, 2006, File No. 000-33379).

10.24(1)
Consulting Agreement between Jack Sandner and Chicago Mercantile Exchange Holdings Inc., dated October 10, 2005 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc.'s Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379).

10.25(1)*	Consulting Agreement between Charles P. Carey and CME Group Inc., dated October 13, 2011.

Exhibit Number	Description of Exhibit
10.26(2)
Amended and Restated License Agreement, effective as of September 20, 2005, by and between Standard & Poor's, a division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.'s Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379); Amendment, dated March 30, 2006 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.'s Form 10-Q, filed with the SEC on May 8, 2006, File No. 000-33379); Amendment, dated September 22, 2006 (incorporated by reference to Exhibit 10.3 to Chicago Mercantile Exchange Holdings Inc.'s Form 10-Q filed with the SEC on November 6, 2006, File No. 000-33379); Amendment, dated September 28, 2006 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc.'s Form 10-Q filed with the SEC on November 6, 2006, File No. 000-33379); Amendment, dated as of March 2, 2009 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on May 8, 2009, File No. 001-31553); Amendment, dated as of April 27, 2009 (incorporated by reference to Exhibit 10.6 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 6, 2009, File No. 001-31553); Amendment, dated as of April 27, 2009 (incorporated by reference to Exhibit 10.7 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 6, 2009, File No. 001-31553); Amendment, dated as of July 24, 2009, (incorporated by reference to Exhibit 10.5 to CME Group Inc.'s Form 10-Q, filed with the SEC on November 6, 2009, File No. 001-31553); Amendment, dated October 2, 2009 (incorporated by reference to Exhibit 10.26 to CME Group Inc.'s Form 10-K, filed with the SEC on February 26, 2010, File No. 001-31553).

10.27(2)
License Agreement, effective as of October 9, 2003, between The Nasdaq Stock Market, Inc., a subsidiary of National Association of Securities Dealers, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Chicago Mercantile Exchange Holdings Inc.'s Form 10-K, filed with the SEC on March 11, 2004, File No. 001-31553), Amendment, dated April 26, 2005 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.'s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553); Amendment, dated June 22, 2005 (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Holdings Inc.'s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553); Amendment, dated as of June 26, 2008 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 7, 2008, File No. 001-31553).

10.28
Credit Agreement, dated as of January 11, 2011 among CME Group Inc. as Borrower, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, UBS Securities LLC, Barclays Capital, and Wells Fargo Securities, LLC, as Co-Syndication Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, UBS Securities LLC, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on January 14, 2011, File No. 001-31553); Amendment to Credit Agreement for Commitment Increase, dated as of November 1, 2011, among CME Group Inc., as borrower, JPMorgan Chase Bank, N.A., and Bank of America, as administrative agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on November 4, 2011, File No. 001-31553).

10.29
Credit Facility, dated as of November 14, 2011, with each of the banks from time to time party thereto, JPMORGAN CHASE BANK, N.A., as administrative agent and as collateral agent, BANK OF AMERICA, N.A., as syndication agent, BMO HARRIS BANK N.A., as documentation agent, J.P. MORGAN SECURITIES LLC and MERRILL LYNCH, PIERCE, FENNER & SMITH INCORPORATED, as joint lead arrangers (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on November 17, 2011), File No. 001-31553).

10.30
Commercial Paper Dealer Agreement, dated as of August 16, 2007, between CME Group Inc., as Issuer, and Merrill Lynch Money Markets Inc., as Dealer for Notes with maturities up to 270 days and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for Notes with maturities over 270 days (incorporated by reference to Exhibit 4.1 above).

10.31
Issuing and Paying Agency Agreement, dated as of August 16, 2007, between CME Group Inc. and JPMorgan Chase Bank, National Association, as issuing and paying agent (incorporated by reference to Exhibit 4.2 above).

10.32	Commercial Paper Dealer Agreement, dated as of August 20, 2008, between CME Group Inc., as Issuer, and Bank of America Securities LLC, as Dealer (incorporated by reference to Exhibit 4.3 above).

10.33	Commercial Paper Dealer Agreement, dated as of August 22, 2008, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 4.4 above).

10.34
Ground Lease between Battery Park City Authority and New York Mercantile Exchange dated May 18, 1995 (incorporated by reference to Exhibit 10.3 to NYMEX Holdings, Inc.'s Registration Statement on Form S-4, File No. 333-30332).

10.35
Funding Agreement among New York State Urban Development Corporation, New York City Economic Development Corporation, Battery Park City Authority and New York Mercantile Exchange dated May 18, 1995 (incorporated by reference to Exhibit 10.4 to NYMEX Holdings, Inc.'s Registration Statement on Form S-4, File No. 333-30332).

Exhibit Number	Description of Exhibit
12.1*	Ratio of Fixed Charges.

21.1*	List of Subsidiaries of CME Group Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Section 302—Certification of Craig S. Donohue.

31.2*	Section 302—Certification of James E. Parisi.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*	Filed herewith.

(1)	Management contract or compensatory plan or arrangement.

(2)	Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 27th day of February, 2012.

CME Group Inc.

By:	/S/ JAMES E. PARISI
James E. Parisi Managing Director and Chief Financial Officer

Signature	Title

/S/ TERRENCE A. DUFFY	Executive Chairman of the Board and Director
Terrence A. Duffy

/S/ CRAIG S. DONOHUE	Chief Executive Officer and Director
Craig S. Donohue

/S/ JAMES E. PARISI	Managing Director and Chief Financial Officer
James E. Parisi

/S/ JAMES V. PIEPER	Managing Director and Chief Accounting Officer
James V. Pieper

/S/ LEO MELAMED	Chairman Emeritus and Director
Leo Melamed

/S/ JEFFREY M. BERNACCHI	Director
Jeffrey M. Bernacchi

/S/ TIMOTHY S. BITSBERGER	Director
Timothy S. Bitsberger

/S/ CHARLES P. CAREY	Director
Charles P. Carey

/S/ MARK E. CERMAK	Director
Mark E. Cermak

/S/ DENNIS H. CHOOKASZIAN	Director
Dennis H. Chookaszian

/S/ JACKIE CLEGG	Director
Jackie Clegg

/S/ ROBERT F. CORVINO	Director
Robert F. Corvino

/S/ JAMES A. DONALDSON	Director
James A. Donaldson

/S/ MARTIN J. GEPSMAN	Director
Martin J. Gepsman

/S/ LARRY G. GERDES	Director
Larry G. Gerdes

/S/ DANIEL R. GLICKMAN	Director
Daniel R. Glickman

/S/ J. DENNIS HASTERT	Director
J. Dennis Hastert

/S/ BRUCE F. JOHNSON	Director
Bruce F. Johnson

/S/ GARY M. KATLER	Director
Gary M. Katler

/S/ WILLIAM P. MILLER II	Director
William P. Miller II

/S/ JOSEPH NICIFORO	Director
Joseph Niciforo

/S/ C.C. ODOM II	Director
C.C. Odom II

/S/ JAMES E. OLIFF	Director
James E. Oliff

/S/ RONALD A. PANKAU	Director
Ronald A. Pankau

/S/ JOHN L. PIETRZAK	Director
John L. Pietrzak

/S/ EDEMIR PINTO	Director
Edemir Pinto

/S/ ALEX J. POLLOCK	Director
Alex J. Pollock

/S/ JOHN F. SANDNER	Director
John F. Sandner

/S/ TERRY L. SAVAGE	Director
Terry L. Savage

/S/ WILLIAM R. SHEPARD	Director
William R. Shepard

/S/ HOWARD J. SIEGEL	Director
Howard J. Siegel

/S/ CHRISTOPHER STEWART	Director
Christopher Stewart

/S/ DENNIS A. SUSKIND	Director
Dennis A. Suskind

/S/ DAVID J. WESCOTT	Director
David J. Wescott