Form 10-Q
period 2012-03-31
CME GROUP INC.
filed 2012-05-08
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 18, 2012 was as follows: 66,462,439 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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
Information about Contract Volume and Average Rate per Contract
Disclosed amounts of contract volume and average rate per contract exclude our TRAKRS, credit default swaps, interest rate swaps and CME Clearing Europe contracts.
Trademark Information
CME Group is a trademark of CME Group Inc. The Globe logo, CME, Chicago Mercantile Exchange, Globex and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. Dow Jones and Dow Jones Indexes are service marks of Dow Jones Trademark Holdings, LLC, and have been licensed to CME Group Index Services LLC. Green Exchange, The Green Exchange and Design, and GreenX are trademarks of Green Exchange LLC. All other trademarks are the property of their respective owners.
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

•
changes in our average rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure;

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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2012 and Item 1A. of this Report.

ITEM 1.	FINANCIAL STATEMENTS

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,061.7	$1,042.3
Marketable securities	45.4	47.6
Accounts receivable, net of allowance of $1.0 and $1.3	360.0	289.4
Other current assets (includes $0 and $40.0 in restricted cash)	149.7	232.6
Cash performance bonds and guaranty fund contributions	7,737.8	9,333.9
Total current assets	9,354.6	10,945.8
Property, net of accumulated depreciation and amortization of $598.6 and $576.3	816.5	821.9
Intangible assets—trading products	17,040.5	17,040.5
Intangible assets—other, net	3,280.3	3,312.8
Goodwill	7,984.7	7,984.0
Other assets (includes $60.5 and $20.5 in restricted cash)	812.5	653.7
Total Assets	$39,289.1	$40,758.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$29.0	$31.1
Other current liabilities	343.1	250.2
Cash performance bonds and guaranty fund contributions	7,737.8	9,333.9
Total current liabilities	8,109.9	9,615.2
Long-term debt	2,107.2	2,106.8
Deferred income tax liabilities, net	7,256.5	7,226.8
Other liabilities	196.4	187.6
Total Liabilities	17,670.0	19,136.4

Redeemable non-controlling interest	70.0	70.3

Shareholders’ Equity:
Preferred stock, $0.01 par value, 9,860 shares authorized, none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 140 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 66,194 and 66,128 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	0.7	0.7
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,140.0	17,115.1
Retained earnings	4,243.6	4,324.6
Accumulated other comprehensive income (loss)	164.8	111.6
Total Shareholders’ Equity	21,549.1	21,552.0
Total Liabilities and Shareholders’ Equity	$39,289.1	$40,758.7
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended March 31
	2012	2011
Revenues
Clearing and transaction fees	$621.1	$691.3
Market data and information services	114.2	107.0
Access and communication fees	19.7	11.5
Other	19.6	21.8
Total Revenues	774.6	831.6
Expenses
Compensation and benefits	135.1	122.3
Communications	10.3	9.9
Technology support services	12.8	12.0
Professional fees and outside services	32.2	30.7
Amortization of purchased intangibles	32.8	33.2
Depreciation and amortization	34.9	31.0
Occupancy and building operations	20.3	19.4
Licensing and other fee agreements	20.7	23.5
Other	24.3	25.5
Total Expenses	323.4	307.5
Operating Income	451.2	524.1

Non-Operating Income (Expense)
Investment income	12.1	18.8
Gains (losses) on derivative investments	—	(0.1)
Interest and other borrowing costs	(29.1)	(30.1)
Equity in net losses of unconsolidated subsidiaries	(0.8)	(1.1)
Total Non-Operating	(17.8)	(12.5)
Income before Income Taxes	433.4	511.6
Income tax provision	167.1	54.5
Net Income	266.3	457.1
Less: net income (loss) attributable to redeemable non-controlling interest	(0.3)	0.5
Net Income Attributable to CME Group	$266.6	$456.6

Earnings per Common Share Attributable to CME Group:
Basic	$4.03	$6.83
Diluted	4.02	6.81
Weighted Average Number of Common Shares:
Basic	66,163	66,857
Diluted	66,370	67,062
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended March 31
	2012	2011
Net income	$266.3	$457.1
Other comprehensive income, net of tax
Investment securities:
Net unrealized holding gains arising during the period	99.1	372.6
Income tax benefit (expense)	(48.2)	(106.4)
Investment securities, net	50.9	266.2
Defined benefit plans:
Net change in defined benefit plans arising during the period	0.5	(2.8)
Amortization of net actuarial (gains) losses included in pension expense	0.6	—
Income tax benefit (expense)	(0.4)	1.1
Defined benefit plans, net	0.7	(1.7)
Derivative instruments:
Net unrealized holding losses arising during the period	—	0.4
Amortization of effective portion of loss on cash flow hedge	0.2	0.1
Income tax benefit (expense)	(0.1)	(0.2)
Derivative instruments, net	0.1	0.3
Foreign currency translation:
Foreign currency translation adjustments	2.4	97.6
Income tax benefit (expense)	(0.9)	(13.4)
Foreign currency translation, net	1.5	84.2
Other comprehensive income, net of tax	53.2	349.0
Comprehensive income	319.5	806.1
Less: comprehensive income attributable to redeemable non-controlling interest	(0.3)	0.5
Comprehensive income attributable to CME Group	$319.8	$805.6

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2011	66,128	3	$17,115.8	$4,324.6	$111.6	$21,552.0
Net income attributable to CME Group				266.6		266.6
Other comprehensive income attributable to CME Group					53.2	53.2
Dividends on common stock of $5.23 per share				(347.6)		(347.6)
Exercise of stock options	64		7.9			7.9
Excess tax benefits from option exercises and restricted stock vesting			2.8			2.8
Vesting of issued restricted Class A common stock	2		(0.1)			(0.1)
Stock-based compensation			14.3			14.3
Balance at March 31, 2012	66,194	3	$17,140.7	$4,243.6	$164.8	$21,549.1
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	66,847	3	$17,278.4	$2,885.8	$(104.1)	$20,060.1
Net income attributable to CME Group				456.6		456.6
Other comprehensive income attributable to CME Group					349.0	349.0
Dividends on common stock of $1.40 per share				(93.6)		(93.6)
Exercise of stock options	14		3.2			3.2
Vesting of issued restricted Class A common stock	1		0.2			0.2
Stock-based compensation			12.0			12.0
Balance at March 31, 2011	66,862	3	$17,293.8	$3,248.8	$244.9	$20,787.5
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31
	2012	2011
Cash Flows from Operating Activities
Net income	$266.3	$457.1
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	14.3	12.0
Amortization of purchased intangibles	32.8	33.2
Depreciation and amortization	34.9	31.0
Amortization of debt financing costs and discount accretion	—	1.9
Equity in net losses of unconsolidated subsidiaries	0.8	1.1
Deferred income taxes	(19.2)	(152.1)
Change in:
Accounts receivable	(70.3)	(96.4)
Other current assets	1.7	(1.0)
Other assets	4.7	(19.5)
Accounts payable	(2.1)	6.3
Income taxes payable	174.9	157.2
Other current liabilities	(45.2)	(71.0)
Other liabilities	2.3	2.4
Other	(0.3)	(0.1)
Net Cash Provided by Operating Activities	395.6	362.1

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	9.1	5.5
Purchases of available-for-sale marketable securities	—	(5.1)
Purchases of property, net	(26.7)	(41.4)
Investment in DME Holdings Limited	(22.8)	—
Other	—	(0.6)
Net Cash Used in Investing Activities	(40.4)	(41.6)

Cash Flows from Financing Activities
Repayment of other borrowings	—	(420.5)
Cash dividends	(346.5)	(93.6)
Proceeds from exercise of stock options	7.9	3.2
Excess tax benefits related to employee option exercises and restricted stock vesting	2.8	—
Other	—	(0.1)
Net Cash Used in Financing Activities	(335.8)	(511.0)

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Quarter Ended March 31
	2012	2011
Net change in cash and cash equivalents	$19.4	$(190.5)
Cash and cash equivalents, beginning of period	1,042.3	855.2
Cash and Cash Equivalents, End of Period	$1,061.7	$664.7
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$3.8	$7.0
Interest paid	55.3	56.6
Non-cash investing activities:
Change in net unrealized securities gains	99.1	372.6
See accompanying notes to unaudited consolidated financial statements.

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2012 and December 31, 2011 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) on February 27, 2012.
2. Intangible Assets and Goodwill
Intangible assets consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$3,071.9	$(427.5)	$2,644.4	$3,071.9	$(400.4)	$2,671.5
Lease-related intangibles	83.2	(48.3)	34.9	83.2	(45.4)	37.8
Technology-related intellectual property	56.2	(31.1)	25.1	56.2	(28.4)	27.8
Other (1)	9.8	(9.2)	0.6	11.6	(10.6)	1.0
	3,221.1	(516.1)	2,705.0	3,222.9	(484.8)	2,738.1
Foreign currency translation adjustments	(7.5)	5.2	(2.3)	(8.8)	5.9	(2.9)
Total amortizable intangible assets	$3,213.6	$(510.9)	2,702.7	$3,214.1	$(478.9)	2,735.2

Indefinite-Lived Intangible Assets:
Trade names			578.0			578.0
Foreign currency translation adjustments			(0.4)			(0.4)
Total intangible assets – other, net			$3,280.3			$3,312.8
Trading products (2)			$17,040.5			$17,040.5

(1)
At March 31, 2012 , other amortizable intangible assets consisted of market maker agreements and a definite-lived trade name. At December 31, 2011, other amortizable intangible assets consisted of service and market maker agreements and a definite-lived trade name.

(2)
Trading products represent futures and options products acquired in our business combinations with CBOT Holdings, Inc. (CBOT Holdings) and NYMEX Holdings, Inc. (NYMEX Holdings). Clearing and transaction fees revenues are generated through the trading of these products. These trading products, most of which have traded for decades, require authorization from the Commodity and Futures Trading Commission (CFTC). Product authorizations from the CFTC have no term limits.

In April 2012, the company sold two buildings in Chicago and leased back a portion of the property. As part of the sale, the company sold the rights to the existing leases with the building. Certain related intangible assets with an estimated net book value of $16.6 million were sold as part of the sale-leaseback transaction.

Total amortization expense for intangible assets was $32.8 million and $33.2 million for the quarters ended March 31, 2012 and

2011, respectively. As of March 31, 2012, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows. The future estimated amortization expense is subject to change based on changes in foreign exchange rates.

(in millions)	Amortization Expense
Remainder of 2012	$93.6
2013	120.2
2014	118.6
2015	114.6
2016	109.3
2017	109.1
Thereafter	2,037.3
Goodwill activity consisted of the following for the quarter ended March 31, 2012 and the year ended December 31, 2011:

	Balance at	Other	Balance at
(in millions)	December 31, 2011	Activity (3)	March 31, 2012
CBOT Holdings	$5,035.7	$—	$5,035.7
NYMEX Holdings	2,462.2	—	2,462.2
Index Services(4)	434.5	—	434.5
Other	51.6	0.7	52.3
Total goodwill	$7,984.0	$0.7	$7,984.7

	Balance at	Other	Balance At
(in millions)	December 31, 2010	Activity (3)	December 31, 2011
CBOT Holdings	$5,035.7	$—	$5,035.7
NYMEX Holdings	2,462.3	(0.1)	2,462.2
Index Services	435.6	(1.1)	434.5
Other	50.0	1.6	51.6
Total goodwill	$7,983.6	$0.4	$7,984.0

(3)	Other activity includes adjustments to tax contingencies, the recognition of excess tax benefits upon exercise of stock options and foreign currency translation adjustments.

(4)	Index Services refers to CME Group Index Services LLC.
3. Debt
Long-term debt consisted of the following at March 31, 2012 and December 31, 2011:

(in millions)	March 31, 2012	December 31, 2011
$750.0 million fixed rate notes due August 2013, interest equal to 5.40%	$749.3	$749.2
$750.0 million fixed rate notes due February 2014, interest equal to 5.75%	748.2	748.0
$612.5 million fixed rate notes due March 2018, interest equal to 4.40%(1)	609.7	609.6
Total long-term debt	$2,107.2	$2,106.8

(1)
In February 2010, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 4.46% at issuance on March 18, 2010.

There was no commercial paper outstanding at March 31, 2012 or December 31, 2011. As of March 31, 2012, the most recent commercial paper issuance was in March 2011. During the first quarter of 2011, the weighted average balance, at par value, of commercial paper outstanding was $124.3 million. In the first quarter of 2011, the maximum month-end balance for commercial paper was $200.0 million in January.
Long-term debt maturities, at par value, were as follows as of March 31, 2012:

(in millions)	Par Value
2013	$750.0
2014	750.0
2015	—
2016	—
2017	—
Thereafter	612.5
The fair values of the fixed rate notes due 2013 and 2014 were estimated using quoted market prices and are considered level 2 liabilities under the three-level classification hierarchy of fair value measurements. The fair value of the fixed rate notes due 2018 was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads, which is considered a level 3 liability. For further information on the three-level classification hierarchy of fair value measurements, see note 6. At March 31, 2012, the fair values of the fixed rate notes were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due August 2013	$796.2
$750.0 million fixed rate notes due February 2014	818.8
$612.5 million fixed rate notes due March 2018	663.8
4. Contingencies
Legal and Regulatory Matters. In 2008, Fifth Market, Inc. (Fifth Market) filed a complaint against CME Group and CME seeking a permanent injunction against CME's Globex system and unquantified enhanced damages for what the plaintiff alleges is willful infringement of two U.S. patents, in addition to costs, expenses and attorneys' fees. In March 2012, the U.S. Patent and Trademark Office (USPTO) issued an Office Action that rejected all of the claims in the first patent. Fifth Market has an opportunity to reply and appeal the decision from the USPTO. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
In 2009, CME and CBOT filed a complaint against Howard Garber seeking a declaratory judgment that neither CME nor CBOT infringed Mr. Garber's patent and that his patent is invalid and unenforceable. In 2009, Technology Research Group LLC (Technology Research), the current owner of the patent at issue, filed counterclaims alleging that CME and CBOT willingly infringe or induce or contribute to the infringement of its patent. Technology Research is seeking damages in an amount no less than a reasonable royalty. In March 2012, the USPTO issued an Office Action that rejected all of the claims in the patent. Mr. Garber has an opportunity to reply and appeal the decision from the USPTO. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
In 2009, Realtime Data LLC (Realtime) filed a complaint against CME Group and other exchanges alleging willful infringement of four patents which was later amended to add CBOT and NYMEX as defendants. Subsequently, two additional lawsuits have been filed each adding a claim for the infringement of an additional patent. Both of these lawsuits have been consolidated with the original action. Realtime is seeking a permanent injunction, unquantified enhanced damages, attorneys' fees and costs. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
The foregoing legal matters involve alleged infringements of intellectual property, which due to their nature involve potential liability that is uncertain, difficult to quantify and involve a wide range of potential outcomes. The company believes that the matters are without merit and intends to defend itself vigorously against the claims. We expect the re-examinations by the USPTO in the Fifth Market and Garber matters and the potential appeals of its decisions to result in a determination of the validity of the patents at issue which we expect will have an impact on the merits of the matters.
CME has been named as a defendant in several lawsuits stemming from the MF Global Inc. (MF Global) matter. A number of suits have been filed in federal court in New York on behalf of all commodity account holders or customers of MF Global that had not received a return of 100% of their funds. CME is among the defendants in these actions. Claims against CME are for aiding and abetting breach of fiduciary duty and aiding and abetting tortious conduct. Unspecified damages along with treble and punitive damages are sought. We expect these suits, along with several other lawsuits related to MF Global in which CME is not named as a defendant, to be consolidated in federal court in New York. Based on our analysis, we believe that we have strong legal and factual defenses to the claims. Given that these matters are in the very early stage, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible loss in the unlikely event it were found to be liable in these matters.
In the normal course of business, the company discusses matters with its regulators that either arise during regulatory examinations or are otherwise subject to the regulator's inquiry and oversight. These matters could result in censures, fines, penalties or other sanctions. Management believes the outcome of any resulting actions will not have a material impact on its consolidated financial position or results of operations. However, the company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential fines, penalties or injunctive or other equitable relief, if any, that may result from these matters.
In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters on an individual basis will not have a material impact on its consolidated financial position or results of operations. At March 31, 2012 and December 31, 2011, the company had accrued $12.8 million for legal and regulatory matters that were probable and estimable.
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
5. Guarantees
Clearing House Contract Settlement. CME and CME Clearing Europe (CMECE) mark-to-market open positions for most products at least twice a day. Based on values derived from the mark-to-market process, CME and CMECE require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market once daily, with the capability to mark-to-market more frequently as market conditions warrant. Under the extremely unlikely scenario of simultaneous default by every clearing firm who have open positions with unrealized losses, the maximum exposure related to CME and CMECE’s guarantee would be one half day of changes in fair value of all open positions, before considering CME and CMECE’s ability to access defaulting clearing firms’ performance bond and guaranty fund balances as well as other available resources. During the first quarter of 2012, CME and CMECE transferred an average of approximately $2.3 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME and CMECE reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2012.
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2012. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At March 31, 2012, CME was contingently liable to SGX on irrevocable letters of credit totaling $161.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm.
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
A cross-margin agreement exists with CME and Fixed Income Clearing Corp (FICC) whereby the clearing firms' offsetting positions with CME are subject to reduced margin requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC, each clearing house may reduce the firm's performance bond requirement. In the event of a firm default, the total liquidation net gain or loss on the firm's offsetting open positions and the proceeds from the liquidation of the performance bond collateral held by each clearing house's supporting offsetting positions would be divided evenly between CME and FICC. Additionally, if, after liquidation of all the positions and collateral of the defaulting firm at each respective clearing organization, and taking into account any cross-margining loss sharing payments, any of the participating clearing organizations has a remaining liquidating surplus, and any other participating clearing organization has a remaining liquidating deficit, any additional surplus from the liquidation would be shared with the other clearing house to the extent that it has a remaining liquidating deficit. Any remaining surplus funds would be passed to the bankruptcy trustee.

MF Global Bankruptcy Guarantee. The company has provided a $550.0 million financial guarantee to the bankruptcy trustee of MF Global in order to accelerate the distribution of funds to MF Global customers. In the event that the trustee distributed more property than was permitted by the Bankruptcy Code and CFTC regulations to any former MF Global customer on or after November 16, 2011, the company will make a cash payment for the amount of the erroneous distribution up to $550.0 million to the trustee. A payment will only be made after the trustee makes reasonable efforts to collect the property erroneously distributed to the customer. If a payment is made by the company, the company may have the right to seek reimbursement of the erroneously distributed property from the applicable customer. The guarantee only applies to the second and third bulk distributions that were facilitated by the company. The guarantee does not cover future distributions made directly by the trustee to customers. The company believes that the likelihood of payment to the trustee is remote given the process in place to validate customer distributions. As a result, the guarantee liability is estimated to be immaterial at March 31, 2012.
6. Fair Value Measurements
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
In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. Level 1 assets generally include U.S. Treasury securities and exchange-traded mutual funds. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Assets included in level 2 generally consist of U.S. Government agency securities, municipal bonds and asset-backed securities. The level 2 securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings.
The company determined the fair value of its contingent consideration liability, considered a level 3 liability, using a discounted cash flow model to calculate the present value of future payouts. The liability was included in level 3 because management used significant unobservable inputs, a discount rate of 20% and probability of payout ranging from 85% to 99%. Significant increases or decreases in any of those inputs in isolation would result in a significantly higher or lower fair value.
Financial assets and liabilities recorded in the consolidated balance sheet as of March 31, 2012 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	March 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$5.1	$—	$—	$5.1
Mutual funds	39.5	—	—	39.5
Asset-backed securities	—	0.8	—	0.8
Total	44.6	0.8	—	45.4
Equity investments	652.7	—	—	652.7
Total Assets at Fair Value	$697.3	$0.8	$—	$698.1
Liabilities at Fair Value:
Contingent consideration	$—	$—	$10.8	$10.8
Total Liabilities at Fair Value	$—	$—	$10.8	$10.8
There were no transfers of assets between level 1 and level 2 during the first quarter of 2012. The following is a reconciliation of assets and liabilities valued at fair value on a recurring basis using significant unobservable inputs (level 3) during the first quarter of 2012.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2011	$10.3
Unrealized changes in fair value:
Included in operating expense	0.5
Fair value of liability at March 31, 2012	$10.8
There were no assets or liabilities valued at fair value on a nonrecurring basis using significant unobservable inputs during the first quarter of 2012.
7. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to CME Group by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options of approximately 1,052,000 and 694,000 were anti-dilutive for the quarters ended March 31, 2012 and 2011, respectively. There were approximately 2,000 anti-dilutive restricted stock awards for the quarter ended March 31, 2012 and none for the quarter ended March 31, 2011.

	Quarter Ended March 31
(in millions, except shares and per share data)	2012	2011
Net Income Attributable to CME Group	$266.6	$456.6
Weighted Average Number of Common Shares (in thousands):
Basic	66,163	66,857
Effect of stock options and restricted stock awards	207	205
Diluted	66,370	67,062
Earnings per Common Share Attributable to CME Group:
Basic	$4.03	$6.83
Diluted	4.02	6.81
8. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure except for the following:
In April 2012, the company sold two buildings in Chicago to an unrelated party and leased back a portion of the property under a 15-year lease. The company will retain ownership of an adjacent building, where the financial trading floor and certain office space is located.
In April 2012, the company established the Family Farmer and Rancher Protection Fund. In the event of a future insolvency of a clearing member or market participant causing customer losses, the fund will provide up to $100.0 million to family farmers and ranchers who hedge their business in CME Group futures markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011.
References in this discussion and analysis to “we,” “us” and “our” are to CME Group and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), and New York Mercantile Exchange, Inc. (NYMEX), collectively.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31
(dollars in millions, except per share data)	2012	2011	Change
Total revenues	$774.6	$831.6	(7)%
Total expenses	323.4	307.5	5
Operating margin	58%	63%
Non-operating income (expense)	$(17.8)	$(12.5)	42
Effective tax rate	39%	11%
Net income attributable to CME Group	$266.6	$456.6	(42)
Diluted earnings per common share attributable to CME Group	4.02	6.81	(41)
Cash flows from operating activities	395.6	362.1	9

•	In the first quarter of 2012 when compared with the same period in 2011, the decrease in revenues was attributable to a decline in clearing and transaction fees revenue due to lower contract volume.

•
The increase in overall expenses in the first quarter of 2012 compared with the same period in 2011 was due to higher compensation and benefits resulting from salary increases, rising health care costs and increased expense related to our deferred compensation plans. Also, headcount increased due to the expansion of our over-the-counter clearing services and efforts to globalize our business. Depreciation expense related to the build-out of our co-location services also contributed to a rise in overall expenses.

•	A decline in dividend income contributed to a decrease in non-operating income (expense) in the first quarter of 2012 when compared with the same period in 2011.

•
In the first quarter of 2011, a change in the state tax apportionment and a reduction in valuation allowances on other unrealized capital losses previously reserved contributed to a lower effective tax rate when compared with the same period in 2012.

Revenues

	Quarter Ended March 31
(dollars in millions)	2012	2011	Change
Clearing and transaction fees	$621.1	$691.3	(10)%
Market data and information services	114.2	107.0	7
Access and communication fees	19.7	11.5	72
Other	19.6	21.8	(11)
Total Revenues	$774.6	$831.6	(7)
Clearing and Transaction Fees
The following table summarizes our total contract volume, revenue and average rate per contract. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing house. Contract volume also includes cleared-only CME ClearPort contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fee revenues by total contract volume. All amounts exclude our TRAKRS, credit default swap, interest rate swap and CME Clearing Europe contracts.

	Quarter Ended March 31
	2012	2011	Change
Total volume (in millions)	763.1	855.2	(11)%
Clearing and transaction fees (in millions)	$619.2	$691.2	(10)
Average rate per contract	$0.811	$0.808	—
We estimate the following decreases in clearing and transaction fees based on change in total contract volume and change in average rate per contract during the first quarter of 2012 when compared with the same period in 2011.

(in millions)	Quarter Ended March 31
Decrease due to change in total contract volume	$(74.8)
Increase due to change in average rate per contract	2.8
Net decrease in clearing and transaction fees	$(72.0)
Average rate per contract is impacted by our rate structure, including volume-based incentives; product mix; trading venue, and the percentage of volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the change in revenues attributable to changes in each is only an approximation.
Contract Volume
The following table summarizes average daily contract volume. Contract volume can be influenced by many factors, including political and economic factors, the regulatory environment and market competition.

	Quarter Ended March 31
(amounts in thousands)	2012	2011	Change
Average Daily Volume by Product Line:
Interest rate	5,613	6,424	(13)%
Equity	2,390	2,906	(18)
Foreign exchange	846	961	(12)
Agricultural commodity	1,122	1,154	(3)
Energy	1,952	1,973	(1)
Metal	385	376	2
Aggregate average daily volume	12,308	13,794	(11)
Average Daily Volume by Venue:
Electronic	10,177	11,605	(12)
Open outcry	1,348	1,467	(8)
Privately negotiated	229	224	2
Total exchange-traded volume	11,754	13,296	(12)
Total CME ClearPort	554	498	11
Aggregate average daily volume	12,308	13,794	(11)
Interest Rate Products
The following table summarizes average daily volume for our key interest rate products. Eurodollar front 8 contracts include contracts expiring within two years. Eurodollar back 32 contracts include contracts expiring within three to ten years.

	Quarter Ended March 31
(amounts in thousands)	2012	2011	Change
Eurodollar futures and options:
Front 8 futures	1,546	1,983	(22)%
Back 32 futures	684	528	30
Options	811	769	6
U.S. Treasury futures and options:
10-Year	1,353	1,502	(10)
5-Year	627	747	(16)
Treasury bond	421	400	5
2-Year	236	347	(32)
Overall interest rate contract volume decreased in the first quarter of 2012 when compared with the same period in 2011 due to a decline in volume in certain interest rate products, including the Eurodollar front 8 futures contracts and the 2-Year, 5-Year and 10-Year Treasury futures and options. This decline in volume was attributable to low short-term interest rate volatility caused by the Federal Reserve’s announcement in January 2012 that it intends to maintain its zero interest rate policy through 2014. We believe the growth in the long-term interest rate products, including the Eurodollar back 32 futures, Eurodollar mid-curve options and the Treasury bond futures and options contracts, was attributable to higher long-term interest rate volatility. The Federal Reserve's announcement to maintain its zero interest rate policy dampened market expectations regarding long-term interest rates.
Equity Products
The following table summarizes average daily volume for our key equity products.

	Quarter Ended March 31
(amounts in thousands)	2012	2011	Change
E-mini S&P futures and options	1,905	2,300	(17)%
E-mini NASDAQ futures and options	228	291	(22)
The decrease in equity contract volume in the first quarter of 2012 when compared with the same period in 2011 was attributable to an overall decrease in volatility, as measured by the CBOE Volatility Index. We experienced periods of high volatility within the equity markets during the first quarter of 2011, which we believe was attributable to events in Asia and the Middle East. We also believe the decrease in volume was attributable to an outflow of investment in equity-based mutual funds beginning in mid-2011 due to the instability of the United States economy and the on-going credit crisis.
Foreign Exchange Products
The following table summarizes average daily volume for our key foreign exchange products.

	Quarter Ended March 31
(amounts in thousands)	2012	2011	Change
Euro	308	367	(16)%
Australian dollar	133	109	22
British pound	101	133	(24)
Japanese yen	100	150	(33)
Canadian dollar	90	85	5
The overall decrease in foreign exchange contract volume in the first quarter of 2012 when compared with the same period in 2011 was primarily attributable to a decline in euro contract volume. We believe trading activity in euro contracts has been impacted by the lack of a directional trend due to uncertainty related to the health of the European Union and concern over the possibility that the Federal Reserve will provide additional economic stimulus in the U.S. The lack of a trend has reduced trading in euro contracts among customers who trade based on medium- to long-term expectations. We believe that intervention by the Japanese central bank to control the yen foreign exchange rate caused the market to move to safe haven currencies, such as the Australian dollar and the Canadian dollar. This resulted in a decrease in Japanese yen contract volume and an increase in Australian dollar and Canadian dollar contract volume. We believe the decline in the British pound contract volume was due to lower volatility in the first quarter of 2012 when compared with the same period in 2011.
Agricultural Commodity Products

The following table summarizes average daily volume for our key agricultural commodity products.

	Quarter Ended March 31
(amounts in thousands)	2012	2011	Change
Corn	417	453	(8)%
Soybean	252	251	—
Wheat	124	125	(1)
Soybean oil	103	112	(8)
The decrease in agricultural commodity contract volume in the first quarter of 2012 when compared with the same period of 2011 was attributable to lower market volatility in the first quarter of 2012 when compared with the same period in 2011. We believe market volatility was lower on a relative basis when compared with 2011 due to weather-related events that occurred in early 2011.
Energy Products
The following table summarizes average daily volume for our key energy products.

	Quarter Ended March 31
(amounts in thousands)	2012	2011	Change
Crude oil	837	1,064	(21)%
Natural gas	734	571	29
Refined products	327	267	23
Energy contract volume remained flat in the first quarter of 2012 when compared with the same period in 2011. Volume increased due to growth in natural gas contract volume caused by higher volatility resulting from weather-related events. The increase in volume was offset by a decrease in crude oil contract volume. We believe the decrease in crude oil volume was attributable to lower price volatility within the crude oil market in the first quarter of 2012 when compared with the same period in 2011. Political unrest in the Middle East in the first quarter of 2011 resulted in changes in global supply, which contributed to higher price volatility in the first quarter of 2011. We also believe that lower crude oil volume was attributable to supply constraints in Cushing, Oklahoma. We believe that these supply constraints will begin to ease in the second quarter of 2012 once the Seaway Pipeline is reversed allowing crude oil to be shipped from Cushing to the Texas Gulf Coast.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31
(amounts in thousands)	2012	2011	Change
Gold	245	233	5%
Silver	62	86	(27)
Copper	63	45	41
The overall increase in metal contract volume was attributable to the increased investment in gold as an asset class. In addition, we believe that economic growth in Asia coupled with global supply constraints led to increased volume for copper contracts. The overall increase in metal contract volume was offset by a decrease in silver contract volume due to higher price volatility in the first quarter of 2011 compared with the first quarter of 2012.
Average Rate per Contract
The average rate per contract increased in the first quarter of 2012 when compared with the same period in 2011 due to a higher portion of energy products as a percentage of total volume compared with interest rate and equity products. As a percentage of volume, energy product volume increased by 2% in the first quarter while interest rate and equity products decreased by 1% and 2%, respectively. Interest rate and equity products have lower fees compared with energy products.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% and one firm represented 12% of our clearing and transaction fees revenue in the first quarter of 2012. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The increase in market data and information services revenue in the first quarter of 2012 when compared with the same period in 2011 was attributable to the increase in our basic device monthly service fee from $61 per month to $70 per month for each device. The increase in the first quarter of 2012 was partially offset by a decrease in basic device counts in the first quarter of 2012 when compared with the same period in 2011 due to cost-cutting initiatives at customer firms.
The two largest resellers of our market data represented approximately 42% of our market data and information services revenue in the first quarter of 2012. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the first quarter of 2012, we launched our co-location program, which contributed access and communication revenue of $9.7 million in the first quarter of 2012. The increase in revenue was partially offset by a decrease in revenue generated from other network connections due to clearing firms migrating to the co-location program.
In the first quarter of 2012 when compared with the same period in 2011, other revenues declined due to a decrease in fees generated from our agreement with BM&FBOVESPA S.A. (BM&FBOVESPA) to develop a new multi-asset class electronic platform because the initial development phase was completed in the third quarter of 2011 and additional revenue will not be recognized until future phases of development are delivered. Our agreement with BM&FBOVESPA generated $3.3 million in the first quarter of 2011. Other revenues also includes rental income from various properties we own. In April 2012, we sold two buildings in Chicago. Rent revenue generated from these two buildings was $5.4 million in the first quarter of 2012.
Expenses

	Quarter Ended March 31
(dollars in millions)	2012	2011	Change
Compensation and benefits	$135.1	$122.3	10%
Communications	10.3	9.9	3
Technology support services	12.8	12.0	7
Professional fees and outside services	32.2	30.7	5
Amortization of purchased intangibles	32.8	33.2	(1)
Depreciation and amortization	34.9	31.0	13
Occupancy and building operations	20.3	19.4	5
Licensing and other fee agreements	20.7	23.5	(12)
Other	24.3	25.5	(4)
Total Expenses	$323.4	$307.5	5
Operating expenses increased by $15.9 million in the first quarter of 2012 when compared with the same period in 2011. The following table shows the estimated impact of key factors resulting in the increase in operating expenses:

	Quarter Ended March 31, 2012
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Salaries, benefits and employer taxes	$11.6	4%
Depreciation and amortization expense	3.9	1
Marketing expense	2.8	1
Non-qualified deferred compensation plan	2.7	1
Stock-based compensation	2.3	1
Licensing and other fee agreements	(2.8)	(1)
Litigation settlements and associated legal fees	(4.7)	(2)
Bonus expense	(5.8)	(2)
Other expenses, net	5.9	2
Total increase	$15.9	5%
Salary increases and rising healthcare costs contributed to a rise in salaries, benefits and employer taxes. An increase in average headcount due to strategic initiatives related to over-the-counter clearing and efforts to globalize our business also contributed to an increase in expense in the first quarter of 2012 when compared with the same period in 2011.
An increase in depreciation expense related to the build-out of our co-location services contributed to an overall increase in expenses in the first quarter of 2012 when compared to the same period in 2011.
Marketing expenses increased in the first quarter of 2012 when compared with the same period in 2011 due primarily to advertising initiatives.
Compensation and benefits expense increased due to an increase in our non-qualified deferred compensation liability, the impact of which does not affect net income because of an equal and offsetting change in investment income.
Stock-based compensation increased in the first quarter of 2012 due to the expense impact related to the September 2011 grant.
Expense increases were partially offset by decreases in litigation settlements and associated legal fees, bonus expense and licensing and other fee agreements. The decrease in bonus expense in the first quarter of 2012 was due to performance relative to our 2012 cash earnings target when compared with 2011performance relative to our 2011 cash earnings target. In addition, costs associated with licensing and other fee agreements declined in the first quarter of 2012 when compared with the same period in 2011 due primarily to the decline in average daily trading volume.
Non-Operating Income (Expense)

	Quarter Ended March 31
(dollars in millions)	2012	2011	Change
Investment income	$12.1	$18.8	(36)%
Gains (losses) on derivative investments	—	(0.1)	(100)
Interest and other borrowing costs	(29.1)	(30.1)	(3)
Equity in net losses of unconsolidated subsidiaries	(0.8)	(1.1)	(27)
Total Non-Operating	$(17.8)	$(12.5)	42
The decrease in investment income during the first quarter of 2012 when compared with the same period in 2011 was due primarily to a decline in dividend income from our investment in BM&FBOVESPA. Total overall dividend income was $6.6 million in the first quarter of 2012 compared with $16.7 million for the same period in 2011. The decrease in investment income was partially offset by increases in gains on marketable securities related to our non-qualified deferred compensation plans of $2.7 million in the first quarter of 2012 when compared with the same period in 2011. Gains and losses from these non-qualified deferred compensation plan securities are offset by an equal amount of compensation and benefits expense.
In the first quarter of 2012 when compared with the same period in 2011, interest expense decreased due to the repayment of the $420.5 million term loan in January 2011.

	Quarter Ended March 31
	2012	2011	Change
Weighted average borrowings outstanding (in millions)	$2,112.5	$2,288.2	$(175.7)
Weighted average effective yield	5.27%	5.03%	0.24%
Total cost of borrowings (1)	5.51	5.42	0.09

(1)	Total cost of borrowing includes interest, commitment fees, discount accretion and debt issuance costs.
Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2012	2011	Change
Quarter Ended March 31	38.6%	10.7%	27.9%
In the first quarter of 2011, the effective tax rate was reduced by a change in state tax apportionment. This change resulted in a $118.1 million reduction in our income tax provision in the first quarter of 2011, which was due largely to a revaluation of our existing deferred tax liabilities. Additionally, in the first quarter of 2011, we began marking-to-market our investment in BM&FBOVESPA which resulted in a $48.8 million reduction in our income tax provision due to the release of valuation allowances on other unrealized capital losses previously reserved.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities was higher in the first quarter of 2012 when compared with the same period in 2011 due primarily to the contribution of $60.0 million to the CMECE guaranty fund in the first quarter of 2011. Cash contributed to the guaranty fund is considered restricted and was reclassified from cash and cash equivalents to other current assets and other assets in the first quarter of 2011. Cash used in investing activities in the first quarter of 2012 was comparable with cash used in the same period of 2011 because our $22.8 million investment in DME Holdings Limited was largely offset by decreases in purchases of marketable securities and property. Cash used in financing activities was lower in the first quarter of 2012 when compared with the same period in 2011. The decrease in cash used was attributable to the repayment of $420.5 million of debt in the first quarter of 2011 which was partially offset by a $252.9 million increase in cash dividends in the first quarter of 2012 when compared with the same period in 2011.
Debt Instruments. The following table summarizes our debt outstanding as of March 31, 2012:

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

We maintain a $1.0 billion multi-currency revolving senior credit facility with various financial institutions. The proceeds from the revolving senior credit facility can be used for general corporate purposes, which includes providing liquidity for our CME clearing house in certain circumstances at CME Group's discretion and, if necessary, for maturities of commercial paper. As long as we are not in default under the new senior credit facility, we have the option to increase the facility up to $1.8 billion with the consent of the agent and lenders providing the additional funds. The senior credit facility matures in January 2014 and is voluntarily prepayable from time to time without premium or penalty. Under our credit facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity as of September 30, 2010, giving effect to share repurchases made and special dividends paid during the term of the agreement (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings under this credit facility.
We maintain a 364-day fully secured, committed line of credit with a consortium of domestic and international banks to be used in certain situations by our CME or CMECE clearing house. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of

U.S. Treasury securities, U.S. Government agency securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $3.0 billion. At March 31, 2012, guaranty funds available to collateralize the facility totaled $4.4 billion. We have the option to request an increase in the line from $3.0 billion to $5.0 billion. In addition to the 364-day fully secured, committed line of credit, we also have the option to use the $1.0 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default in certain circumstances.
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
At March 31, 2012, we have excess borrowing capacity for general corporate purposes of approximately $1.0 billion under our multi-currency revolving senior credit facility.
As of March 31, 2012, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a substantial portion of the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At March 31, 2012, the letters of credit totaled $161.0 million. GFX Corporation (GFX) has a $15.0 million standby letter of credit. The letter of credit was posted as collateral with MF Global and is now held by the MF Global bankruptcy trustee. As of March 31, 2012, the letter of credit can still be drawn on by the trustee. The letter of credit expires on June 29, 2012. GFX now maintains its future positions and has collateral posted with another clearing firm.
The following table summarizes our credit ratings as of March 31, 2012:

	Short-Term	Long-Term
Rating Agency	Debt Rating	Debt Rating	Outlook
Standard & Poor’s	A1+	AA-	Negative
Moody’s Investors Service	P1	Aa3	Stable
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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.1 billion at March 31, 2012 and $1.0 billion at December 31, 2011. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. Government agency securities. Our exposure to risk is minimal given the nature of the investments.
In November 2011, we announced that we will contribute certain assets of Index Services to a new index business venture with The McGraw-Hill Companies Inc. (McGraw-Hill). As part of the agreement, we will also sell Credit Market Analysis Ltd. (CMA) to McGraw-Hill. The transaction is expected to close in the second or third quarter of 2012, subject to regulatory approval and customary closing conditions. As part of the agreement, the company will have a long term, ownership-linked, exclusive license to list futures and options on futures based on the S&P Indices.
Net current deferred tax assets of $32.4 million and $32.0 million are included in other current assets at March 31, 2012 and December 31, 2011, respectively. Total net current deferred tax assets include unrealized losses, stock-based compensation and accrued expenses.
Net long-term deferred tax liabilities were $7.3 billion and $7.2 billion at March 31, 2012 and December 31, 2011, respectively. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers including CBOT Holdings and NYMEX Holdings.

Net long-term deferred tax assets include a $19.3 million deferred tax asset for foreign net operating losses related to Swapstream Limited. Our assessment at March 31, 2012 was that we did not currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the $19.3 million deferred tax assets arising from these net operating losses have been fully reserved. In addition, valuation allowances of $10.3 million have also been provided for other foreign net operating losses in various other jurisdictions for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) for Balance Sheet Offsetting Disclosure Requirements. The ASU requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the financial statements, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. We are currently assessing the impact of this guidance on our future disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2011. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information.

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

The following is an update to the legal proceedings disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2011.
In December 2011, an MF Global customer filed suit in Michigan state court on behalf of all Michigan customers of MF Global against CME and certain officers and directors of MF Global. This suit alleged three counts: violation of the Consumer Protection Act, conspiracy, and conversion. The plaintiff alleged individual damages of less than $75,000 and class damages of less than $5.0 million as well as treble damages and attorneys' fees. The plaintiff has voluntarily dismissed the case without prejudice.
See “Legal Matters” in Note 4. Contingencies to the Consolidated Financial Statements beginning for additional updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference.

Item 1A.	RISK FACTORS
There have been no material updates to the Risk Factors disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2012. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business in the future.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1 to January 31	106	$236.05	—	$529.6
February 1 to February 29	35	284.82	—	529.6
March 1 to March 31	998	286.26	—	529.6
Total	1,139	$281.55	—

(1)	Shares purchased consist of an aggregate of 1,139 shares of Class A common stock surrendered in the first quarter of 2012 to satisfy employees’ tax obligations upon the vesting of restricted stock.

(2)	On May 9, 2011, the board of directors authorized a share buyback program of up to $750.0 million of Class A common stock over a 12-month period.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

10.1	Agreement, effective as of April 18, 2012, by and between CME Group Inc. and Terrence A. Duffy.

10.2	Agreement, effective as of April 18, 2012, by and between CME Group Inc. and Phupinder S. Gill.

31.1	Section 302 Certification—Phupinder S. Gill

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: May 7, 2012	By:	/s/ James E. Parisi
Chief Financial Officer & Senior Managing Director Finance and Corporate Development