Form 10-Q
period 2012-06-30
CME GROUP INC.
filed 2012-08-08
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 18, 2012 was as follows: 332,511,277 shares (reflects a 5-for-1 stock split effective July 20, 2012) of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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
Trademark Information
CME Group is a trademark of CME Group Inc. The Globe logo, CME, Chicago Mercantile Exchange, Globex and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. Dow Jones, Dow Jones Industrial Average, S&P 500, and S&P are service and/or trademarks of Dow Jones Trademark Holdings LLC, Standard & Poor's Financial Services LLC, and S&P/Dow Jones Indices LLC, as the case may be, and have been licensed for use by Chicago Mercantile Exchange Inc. Green Exchange, The Green Exchange and Design, and GreenX are trademarks of Green Exchange LLC. All other trademarks are the property of their respective owners.
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

•
economic, political and market conditions, including the volatility of the capital and credit markets and the impact of economic conditions on the trading activity of our current and potential customers stemming from the continued uncertainty in the financial markets;

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,293.2	$1,042.3
Marketable securities	42.7	47.6
Accounts receivable, net of allowance of $0.8 and $1.3	336.9	289.4
Other current assets (includes $40.0 in restricted cash)	160.5	232.6
Cash performance bonds and guaranty fund contributions	6,407.6	9,333.9
Total current assets	8,240.9	10,945.8
Property, net of accumulated depreciation and amortization of $581.2 and $576.3	703.7	821.9
Intangible assets—trading products	17,040.5	17,040.5
Intangible assets—other, net	2,888.7	3,312.8
Goodwill	7,520.6	7,984.0
Other assets (includes $20.5 in restricted cash)	1,551.5	653.7
Total Assets	$37,945.9	$40,758.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38.7	$31.1
Other current liabilities	213.2	250.2
Cash performance bonds and guaranty fund contributions	6,407.6	9,333.9
Total current liabilities	6,659.5	9,615.2
Long-term debt	2,107.7	2,106.8
Deferred income tax liabilities, net	7,262.2	7,226.8
Other liabilities	218.1	187.6
Total Liabilities	16,247.5	19,136.4

Redeemable non-controlling interest	78.4	70.3

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 and 9,860 shares authorized as of June 30, 2012 and December 31, 2011; none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 0 and 140 shares authorized as of June 30, 2012 and December 31, 2011, respectively; none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized; 331,252 and 330,653 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	3.3	3.3
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,162.1	17,112.5
Retained earnings	4,340.3	4,324.6
Accumulated other comprehensive income (loss)	114.3	111.6
Total Shareholders’ Equity	21,620.0	21,552.0
Total Liabilities and Shareholders’ Equity	$37,945.9	$40,758.7
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Clearing and transaction fees	$643.6	$687.8	$1,264.7	$1,379.1
Market data and information services	110.8	107.9	225.0	214.9
Access and communication fees	22.6	11.3	42.3	22.8
Other	18.9	31.3	38.5	53.1
Total Revenues	795.9	838.3	1,570.5	1,669.9
Expenses
Compensation and benefits	131.1	117.5	266.2	239.8
Communications	10.7	10.8	21.0	20.7
Technology support services	12.1	13.4	24.9	25.4
Professional fees and outside services	40.3	30.7	72.5	61.4
Amortization of purchased intangibles	31.3	33.0	64.1	66.2
Depreciation and amortization	33.6	31.7	68.5	62.7
Occupancy and building operations	18.7	19.0	39.0	38.4
Licensing and other fee agreements	23.3	18.6	44.0	42.1
Other	25.6	29.1	49.9	54.6
Total Expenses	326.7	303.8	650.1	611.3
Operating Income	469.2	534.5	920.4	1,058.6

Non-Operating Income (Expense)
Investment income	6.1	4.6	18.2	23.4
Gains (losses) on derivative investments	—	—	—	(0.1)
Interest and other borrowing costs	(28.9)	(28.7)	(58.0)	(58.8)
Equity in net losses of unconsolidated subsidiaries	(0.9)	(1.1)	(1.7)	(2.2)
Other non-operating income (expense)	65.2	—	65.2	—
Total Non-Operating	41.5	(25.2)	23.7	(37.7)
Income before Income Taxes	510.7	509.3	944.1	1,020.9
Income tax provision	257.3	213.7	424.4	268.2
Net Income	253.4	295.6	519.7	752.7
Less: net income (loss) attributable to redeemable non-controlling interest	8.5	1.9	8.2	2.4
Net Income Attributable to CME Group	$244.9	$293.7	$511.5	$750.3

Earnings per Common Share Attributable to CME Group:
Basic	$0.74	$0.88	$1.55	$2.25
Diluted	0.74	0.88	1.54	2.24
Weighted Average Number of Common Shares:
Basic	331,078	333,794	330,946	334,038
Diluted	332,162	334,871	332,009	335,090
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$253.4	$295.6	$519.7	$752.7
Other comprehensive income, net of tax
Investment securities:
Net unrealized holding gains (losses) arising during the period	(124.2)	(62.0)	(25.1)	310.6
Income tax benefit (expense)	63.3	23.8	15.1	(82.6)
Investment securities, net	(60.9)	(38.2)	(10.0)	228.0
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	0.5	(3.4)
Amortization of net actuarial (gains) losses included in pension expense	0.6	0.2	1.2	0.8
Income tax benefit (expense)	(0.2)	(0.1)	(0.6)	1.0
Defined benefit plans, net	0.4	0.1	1.1	(1.6)
Derivative instruments:
Net unrealized holding losses arising during the period	—	—	—	0.4
Amortization of effective portion of loss on cash flow hedge	0.2	0.1	0.4	0.2
Income tax benefit (expense)	(0.1)	—	(0.2)	(0.2)
Derivative instruments, net	0.1	0.1	0.2	0.4
Foreign currency translation:
Foreign currency translation adjustments	(2.8)	2.3	(0.4)	99.9
Reclassification adjustment for loss included in net income	18.4	—	18.4	—
Income tax benefit (expense)	(5.7)	(0.9)	(6.6)	(14.3)
Foreign currency translation, net	9.9	1.4	11.4	85.6
Other comprehensive income, net of tax	(50.5)	(36.6)	2.7	312.4
Comprehensive income	202.9	259.0	522.4	1,065.1
Less: comprehensive income attributable to redeemable non-controlling interest	8.5	1.9	8.2	2.4
Comprehensive income attributable to CME Group	$194.4	$257.1	$514.2	$1,062.7
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2011	330,653	3	$17,115.8	$4,324.6	$111.6	$21,552.0
Net income attributable to CME Group				511.5		511.5
Other comprehensive income attributable to CME Group					2.7	2.7
Dividends on common stock of $1.49 per share				(495.8)		(495.8)
Exercise of stock options	452		11.5			11.5
Excess tax benefits from option exercises and restricted stock vesting			3.4			3.4
Vesting of issued restricted Class A common stock	94		(3.2)			(3.2)
Shares issued to Board of Directors	40		2.2			2.2
Shares issued under Employee Stock Purchase Plan	13		0.7			0.7
Stock-based compensation			35.0			35.0
Balance at June 30, 2012	331,252	3	$17,165.4	$4,340.3	$114.3	$21,620.0
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	334,245	3	$17,278.4	$2,885.8	$(104.1)	$20,060.1
Net income attributable to CME Group				750.3		750.3
Other comprehensive income attributable to CME Group					312.4	312.4
Dividends on common stock of $0.56 per share				(187.5)		(187.5)
Repurchase of Class A common stock	(1,100)		(65.3)			(65.3)
Exercise of stock options	124		4.5			4.5
Excess tax benefits from option exercises and restricted stock vesting			0.5			0.5
Vesting of issued restricted Class A common stock	23		(0.3)			(0.3)
Shares issued to Board of Directors	41		2.3			2.3
Shares issued under Employee Stock Purchase Plan	14		0.8			0.8
Stock-based compensation			24.7			24.7
Balance at June 30, 2011	333,347	3	$17,245.6	$3,448.6	$208.3	$20,902.5
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$519.7	$752.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	35.0	24.7
Amortization of purchased intangibles	64.1	66.2
Depreciation and amortization	68.5	62.7
Amortization of debt financing costs and discount accretion	2.0	3.0
Gain on sale of Index Services assets	—	(9.8)
Gain on contribution of Dow Jones Index asset group	(84.5)	—
Loss on sale of Credit Market Analysis Ltd.	19.3	—
Equity in net losses of unconsolidated subsidiaries	1.7	2.2
Deferred income taxes	45.0	(151.7)
Change in:
Accounts receivable	(73.6)	(88.0)
Other current assets	4.3	(28.5)
Other assets	(2.3)	(20.5)
Accounts payable	8.5	(12.4)
Income taxes payable	46.5	(6.9)
Other current liabilities	(0.4)	(24.1)
Other liabilities	4.6	6.8
Other	(0.6)	(0.3)
Net Cash Provided by Operating Activities	657.8	576.1

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	9.3	5.8
Purchases of available-for-sale marketable securities	—	(5.1)
Purchases of property	(63.6)	(88.4)
Proceeds from sale of building property	151.5	—
Proceeds from sale of Credit Market Analysis Ltd., net of cash sold with business	42.4	—
Investment in S&P/Dow Jones Indices LLC	(45.0)	—
Investment in DME Holdings Limited	(22.8)	—
Proceeds from sale of Index Services assets	—	18.0
Other	—	(0.5)
Net Cash Provided by (Used in) Investing Activities	71.8	(70.2)

Cash Flows from Financing Activities
Repayment of other borrowings	—	(420.5)
Cash dividends	(494.2)	(187.5)
Repurchase of Class A common stock, including costs	—	(65.3)
Proceeds from exercise of stock options	11.5	4.5
Excess tax benefits related to employee option exercises and restricted stock vesting	3.4	0.5
Other	0.6	0.8
Net Cash Used in Financing Activities	(478.7)	(667.5)
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Net change in cash and cash equivalents	$250.9	$(161.6)
Cash and cash equivalents, beginning of period	1,042.3	855.2
Cash and Cash Equivalents, End of Period	$1,293.2	$693.6
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$329.1	$411.1
Interest paid	55.3	56.6
Non-cash investing activities:
Investment in S&P/Dow Jones Indices LLC	878.4	—
Change in net unrealized securities gains	(25.1)	310.6
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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2012 and December 31, 2011 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
In June 2012, the company contributed certain Dow Jones Index assets and liabilities (DJI asset group) owned by CME Group Index Services LLC (Index Services) to a new business venture with The McGraw-Hill Companies Inc. (McGraw). Index Services was initially formed in March 2010 and Dow Jones & Company retains a 10% non-controlling interest in Index Services. As part of the agreement, the company also sold Credit Market Analysis Ltd. (CMA) to McGraw. Assets and liabilities contributed or sold as part of this transaction are excluded from the company's consolidated balance sheet as of June 30, 2012.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) on February 27, 2012.
2. Business Transactions
Formation of S&P/DJI Indices LLC
On June 29, 2012, CME Group, Index Services and McGraw completed the formation of a new index business venture, S&P/Dow Jones Indices LLC (the venture). In exchange for its contribution of the DJI asset group, Index Services received a 25.65% redeemable non-controlling interest in the venture. Dow Jones & Company (Dow Jones) retains a 10% redeemable non-controlling interest in Index Services. As a result of its contribution, Index Services derecognized the DJI asset group and recorded an $84.5 million gain included in other non-operating income on the consolidated statements of income. Index Services' retained interest in the venture was recorded at a fair value of $877.2 million.
Through one of its wholly-owned subsidiaries, CME Group purchased an additional interest in the venture of 1.35% which is valued at $46.2 million. On a consolidated basis, CME Group has a total interest of 27.0%, which is accounted for as an equity method investment. The investment is recorded at an aggregate fair value of $923.4 million and is included in other assets on the consolidated balance sheets. Fair value was estimated using market and income approaches based on significant unobservable inputs. Fair values derived using unobservable inputs are considered level 3 measurements under the classification hierarchy for fair value measurements. The unobservable inputs include future expected cash flows, short-term and long-term growth rates and a 10.75% discount rate. Excluding the ownership interest attributable to Dow Jones through its non-controlling interest in Index Services, CME Group has a 24.4% interest in the venture.
In connection with the transaction, the company has entered into a long-term exclusive licensing agreement with the venture to list products based on the S&P Indices. In addition, Index Services' has assigned its existing licensing agreement with CBOT to the venture. This agreement grants CBOT a long-term exclusive license to list products based on Dow Jones Indices.
Sale of Credit Market Analysis Ltd.
In conjunction with the formation of the venture, the company sold CMA to McGraw for $45.9 million and recognized a $19.3 million loss, which is included in other non-operating expense on the consolidated statements of income. The loss includes a previously unrecognized foreign currency translation adjustment of $18.4 million.
3. Property
In April 2012, CME Group sold the north and south towers of the CBOT building for $151.5 million resulting in a gain of $20.3 million. At the time of the sale, the company leased back a portion of the property. As a result of the leaseback, the company is required to recognize the gain as a reduction to operating expenses over the 15 year term of the lease.

4. Intangible Assets and Goodwill
Intangible assets consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,828.7	$(419.5)	$2,409.2	$3,071.9	$(400.4)	$2,671.5
Lease-related intangibles	47.2	(28.7)	18.5	83.2	(45.4)	37.8
Technology-related intellectual property	22.4	(11.6)	10.8	56.2	(28.4)	27.8
Other(1)	9.8	(9.6)	0.2	11.6	(10.6)	1.0
	2,908.1	(469.4)	2,438.7	3,222.9	(484.8)	2,738.1
Foreign currency translation adjustments	—	—	—	(8.8)	5.9	(2.9)
Total amortizable intangible assets	$2,908.1	$(469.4)	2,438.7	$3,214.1	$(478.9)	2,735.2

Indefinite-Lived Intangible Assets:
Trade names			450.0			578.0
Foreign currency translation adjustments			—			(0.4)
Total intangible assets – other, net			$2,888.7			$3,312.8
Trading products(2)			$17,040.5			$17,040.5

(1)
At June 30, 2012, other amortizable intangible assets consisted of market maker agreements and a definite-lived trade name. At December 31, 2011, other amortizable intangible assets consisted of service and market maker agreements and a definite-lived trade name.

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

As part of its sale of the CBOT building, the company sold the rights to lease agreements with tenants in the north and south towers. The lease agreements, which are included in lease-related intangibles, had a net book value of $14.4 million on the date of sale.
In the second quarter of 2012, the company contributed the DJI asset group to the venture with McGraw. Contributed intangible assets with an aggregate net book value of $336.3 million included rights to customer agreements, technology-related intellectual property and trade names. In addition, the company sold CMA-related intangible assets with a net book value of $9.4 million.
Total amortization expense for intangible assets was $31.3 million and $33.0 million for the quarters ended June 30, 2012 and 2011, respectively. Total amortization expense for intangible assets was $64.1 million and $66.2 million for the first six months of 2012 and 2011, respectively. As of June 30, 2012, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows.

(in millions)	Amortization Expense
Remainder of 2012	$51.2
2013	100.9
2014	99.6
2015	99.4
2016	96.0
2017	96.0
Thereafter	1,895.6

Goodwill activity consisted of the following for the six months ended June 30, 2012 and the year ended December 31, 2011:

	Balance at		Other	Balance at
(in millions)	December 31, 2011	Divestitures	Activity(3)	June 30, 2012
CBOT Holdings	$5,035.7	$—	$—	$5,035.7
NYMEX Holdings	2,462.2	—	—	2,462.2
Index Services	434.5	(434.5)	—	—
Other	51.6	(28.9)	—	22.7
Total goodwill	$7,984.0	$(463.4)	$—	$7,520.6

	Balance at		Other	Balance At
(in millions)	December 31, 2010	Divestitures	Activity(3)	December 31, 2011
CBOT Holdings	$5,035.7	$—	$—	$5,035.7
NYMEX Holdings	2,462.3	—	(0.1)	2,462.2
Index Services	435.6	—	(1.1)	434.5
Other	50.0	—	1.6	51.6
Total goodwill	$7,983.6	$—	$0.4	$7,984.0

(3)	Other activity includes adjustments to tax contingencies, the recognition of excess tax benefits upon exercise of stock options and foreign currency translation adjustments.
In conjunction with the formation of the index business venture with McGraw, the company divested the goodwill allocated to Index Services and CMA reporting units.
5. Debt
Long-term debt consisted of the following at June 30, 2012 and December 31, 2011:

(in millions)	June 30, 2012	December 31, 2011
$750.0 million fixed rate notes due August 2013, interest equal to 5.40%	$749.4	$749.2
$750.0 million fixed rate notes due February 2014, interest equal to 5.75%	748.5	748.0
$612.5 million fixed rate notes due March 2018, interest equal to 4.40%(1)	609.8	609.6
Total long-term debt	$2,107.7	$2,106.8

(1)
In February 2010, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 4.46% at issuance on March 18, 2010.

We maintain a commercial paper program under our senior credit facility. There was no commercial paper outstanding at June 30, 2012 or December 31, 2011. As of June 30, 2012, the most recent commercial paper issuance was in March 2011. During the first six months of 2011, the weighted average balance, at par value, of commercial paper outstanding was $61.8 million. In the first six months of 2011, the maximum month-end balance for commercial paper was $200.0 million in January.
Long-term debt maturities, at par value, were as follows as of June 30, 2012:

(in millions)	Par Value
2013	$750.0
2014	750.0
2015	—
2016	—
2017	—
Thereafter	612.5
The fair values of the fixed rate notes due 2013 and 2014 were estimated using quoted market prices and are considered level 2 liabilities under the classification hierarchy for fair value measurements. The fair value of the fixed rate notes due 2018 was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads, which is considered a level 3 liability. For further information on the three-level classification hierarchy of fair value measurements, see note 8. At June 30, 2012, the fair values of the fixed rate notes were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due August 2013	$786.6
$750.0 million fixed rate notes due February 2014	807.7
$612.5 million fixed rate notes due March 2018	669.3
6. Contingencies
Legal and Regulatory Matters. In 2008, Fifth Market, Inc. (Fifth Market) filed a complaint against CME Group and CME seeking a permanent injunction against CME's Globex system and unquantified enhanced damages for what the plaintiff alleges is willful infringement of two U.S. patents, in addition to costs, expenses and attorneys' fees. In March 2012, the U.S. Patent and Trademark Office (USPTO) issued an Office Action that rejected all of the claims in the first patent in a reexamination proceeding. Fifth Market replied to the rejection and may appeal the decision from the USPTO. CME initiated a second reexamination against the second asserted patent. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
In 2009, CME and CBOT filed a complaint against Howard Garber seeking a declaratory judgment that neither CME nor CBOT infringed Mr. Garber's patent and that his patent is invalid and unenforceable. In 2009, Technology Research Group LLC (Technology Research), the current owner of the patent at issue, filed counterclaims alleging that CME and CBOT willfully infringe or induce or contribute to the infringement of its patent. Technology Research is seeking damages in an amount no less than a reasonable royalty. In March 2012, the USPTO issued an Office Action that rejected all of the claims in the patent. Mr. Garber replied and may appeal the decision from the USPTO. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
In 2009, Realtime Data LLC (Realtime) filed a complaint against CME Group and other exchanges alleging willful infringement of four patents which was later amended to add CBOT and NYMEX as defendants. Subsequently, two additional lawsuits have been filed each adding a claim for the infringement of an additional patent. Both of these lawsuits have been consolidated with the original action. Realtime is seeking a permanent injunction, enhanced damages, attorneys' fees and costs. Three of the six asserted patents in this case have been dropped due in part to the rejections of the patents in the reexaminations by the U.S. Patent and Trademark Office. In July 2012, the U.S. Patent and Trademark Office rejected all the claims in a fourth of the six patents. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
The foregoing legal matters involve alleged infringements of intellectual property, which due to their nature involve potential liability that is uncertain, difficult to quantify and involve a wide range of potential outcomes. The company believes that the matters are without merit and intends to defend itself vigorously against the claims. We expect the re-examinations by the USPTO in the Fifth Market, Realtime, and Garber matters and the potential appeals of its decisions to result in a determination of the validity of the patents at issue which we expect will have an impact on the merits of the matters.
CME has been named as a defendant in several lawsuits stemming from the MF Global Inc. (MF Global) matter. A number of suits have been filed in federal court in New York on behalf of all commodity account holders or customers of MF Global that had not received a return of 100% of their funds. CME is among the defendants in these actions. Claims against CME are for aiding and abetting breach of fiduciary duty and aiding and abetting tortious conduct. Unspecified damages along with treble and punitive damages are sought. These suits, along with several other lawsuits related to MF Global in which CME is not named as a defendant, have been consolidated in federal court in New York. Based on our analysis, we believe that we have strong legal and factual defenses to the claims. Given that these matters are in the very early stage, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible loss in the unlikely event it were found to be liable in these matters.
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
In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters on an individual basis will not have a material impact on its consolidated financial position or results of operations. At June 30, 2012 and December 31, 2011, the company had accrued $12.8 million for legal and regulatory matters that were probable and estimable.

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
7. Guarantees
Clearing House Contract Settlement. CME and CME Clearing Europe (CMECE) mark-to-market open positions for most products at least twice a day. Based on values derived from the mark-to-market process, CME and CMECE require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market once daily, with the capability to mark-to-market more frequently as market conditions warrant. Under the extremely unlikely scenario of simultaneous default by every clearing firm who have open positions with unrealized losses, the maximum exposure related to CME and CMECE’s guarantee would be one half day of changes in fair value of all open positions, before considering CME and CMECE’s ability to access defaulting clearing firms’ performance bond and guaranty fund balances as well as other available resources. During the second quarter of 2012, CME and CMECE transferred an average of approximately $2.5 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME and CMECE reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2012.
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2012. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At June 30, 2012, CME was contingently liable to SGX on irrevocable letters of credit totaling $196.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm.
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
MF Global Bankruptcy Guarantee. The company has provided a $550.0 million financial guarantee to the bankruptcy trustee of MF Global in order to accelerate the distribution of funds to MF Global customers. In the event that the trustee distributed more property than was permitted by the Bankruptcy Code and CFTC regulations to any former MF Global customer on or after November 16, 2011, the company will make a cash payment for the amount of the erroneous distribution up to $550.0 million to the trustee. A payment will only be made after the trustee makes reasonable efforts to collect the property erroneously distributed to the customer. If a payment is made by the company, the company may have the right to seek reimbursement of the erroneously distributed property from the applicable customer. The guarantee only applies to the second and third bulk distributions that were facilitated by the company. The guarantee does not cover future distributions made directly by the trustee to customers. The company believes that the likelihood of payment to the trustee is remote given the process in place to validate customer distributions. As a result, the guarantee liability is estimated to be immaterial at June 30, 2012.

Family Farmer and Rancher Protection Fund. In April 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund) to provide further protection of customer segregated funds for U.S. family farmers and ranchers who use the company's products to hedge their crops and livestock. Under the terms of the Fund, farmers and ranchers using qualified products are eligible for up to $25,000 per participant in the case of losses resulting from the future insolvency of a clearing member or other market participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. If losses in a future failure total more than $100.0 million, participants will be eligible for a pro-rata share of the Fund, up to $100.0 million. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. Based on the number of clearing members and customers registered with the Fund at June 30, 2012, the company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2012.
8. Fair Value Measurements
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
In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. Level 1 assets generally include U.S. Treasury securities and exchange-traded mutual funds. If quoted prices are not available to determine fair value, the company uses other inputs that are observable either directly or indirectly. Assets included in level 2 generally consist of asset-backed securities. The level 2 securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings.
The company determined the fair value of its contingent consideration liabilities, considered level 3 liabilities, using a discounted cash flow model to calculate the present value of future payouts. The liabilities were included in level 3 because management used significant unobservable inputs, including a discount rate of 20% and probability of payout ranging from 86% to 100%. Significant increases or decreases in any of those inputs in isolation would result in a significantly higher or lower fair value.
Financial assets and liabilities recorded in the consolidated balance sheet as of June 30, 2012 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	June 30, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$5.1	$—	$—	$5.1
Mutual funds	37.0	—	—	37.0
Asset-backed securities	—	0.6	—	0.6
Total	42.1	0.6	—	42.7
Equity investments	528.5	—	—	528.5
Total Assets at Fair Value	$570.6	$0.6	$—	$571.2
Liabilities at Fair Value:
Contingent consideration	$—	$—	$12.3	$12.3
Total Liabilities at Fair Value	$—	$—	$12.3	$12.3

There were no transfers of assets between level 1 and level 2 during the first six months of 2012. The following is a reconciliation of assets and liabilities valued at fair value on a recurring basis using significant unobservable inputs (level 3) during the first six months of 2012.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2011	$10.3
Contingent obligation arising from acquisition	1.2
Unrealized changes in fair value:
Included in operating expense	0.8
Fair value of liability at June 30, 2012	$12.3
There were no assets or liabilities valued at fair value on a nonrecurring basis using significant unobservable inputs during the first six months of 2012.
9. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to CME Group by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options of approximately 5,184,000 were anti-dilutive for the quarter and six months ended June 30, 2012. Outstanding stock options of approximately 3,435,000 were anti-dilutive for the quarter and six months ended June 30, 2011. There were approximately 12,000 and 28,000 anti-dilutive restricted stock awards for the quarter and six months ended June 30, 2012, respectively. There were no anti-dilutive restricted stock awards for the quarter and six months ended June 30, 2011.

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except shares and per share data)	2012	2011	2012	2011
Net Income Attributable to CME Group	$244.9	$293.7	$511.5	$750.3
Weighted Average Number of Common Shares (in thousands):
Basic	331,078	333,794	330,946	334,038
Effect of stock options and restricted stock awards	1,084	1,077	1,063	1,052
Diluted	332,162	334,871	332,009	335,090
Earnings per Common Share Attributable to CME Group:
Basic	$0.74	$0.88	$1.55	$2.25
Diluted	0.74	0.88	1.54	2.24
10. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure except for the following:
In May 2012, the company's board of directors declared a five-for-one split of its Class A common stock effected by way of a stock dividend to its Class A and Class B shareholders. The stock split was effective July 20, 2012 for all shareholders of record on July 10, 2012. As a result of the stock split, all amounts related to shares and earnings per share have been retroactively restated. Additionally, shares reserved under the CME Group Omnibus Stock Plan and Employee Stock Purchase Plan have been adjusted to reflect the stock split. Since the par value of the class A common stock remained at $0.01 per share, the recorded value for class A common stock was retroactively adjusted to reflect the par value of total outstanding shares.

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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2012	2011	Change	2012	2011	Change
Total revenues	$795.9	$838.3	(5)%	$1,570.5	$1,669.9	(6)%
Total expenses	326.7	303.8	8	650.1	611.3	6
Operating margin	59%	64%		59%	63%
Non-operating income (expense)	$41.5	$(25.2)	n.m.	$23.7	$(37.7)	n.m.
Effective tax rate	50%	42%		45%	26%
Net income attributable to CME Group	$244.9	$293.7	(17)	$511.5	$750.3	(32)
Diluted earnings per common share attributable to CME Group	0.74	0.88	(16)	1.54	2.24	(31)
Cash flows from operating activities				657.8	576.1	14
n.m. not meaningful

•
In the second quarter and first six months of 2012 when compared with the same periods in 2011, the decrease in revenues was attributable to a decline in clearing and transaction fees revenue due to lower contract volume.

•
The increase in overall expenses in the second quarter and first six months of 2012 compared with the same periods in 2011 was due to higher compensation and benefits resulting from salary increases and rising health care costs as well as an increase in headcount. Expenses associated with our business venture with The McGraw Hill Companies Inc. (McGraw), expense associated with the accelerated vesting of stock-based compensation related to our recent CEO transition and our voluntary exit incentive plan also contributed to a rise in overall expenses.

•
We recognized a gain of $65.2 million resulting from the de-consolidation of our business contributed into the business venture with McGraw, which resulted in an increase in non-operating income (expense) in the second quarter and first six months of 2012 when compared with the same periods in 2011.

•
The increase in the effective tax rate in the second quarter and first six months of 2012 is due to the establishment of deferred tax liabilities associated with the closing of our venture with McGraw, which resulted in a $132.0 million increase in our income tax provision. The increase was partially offset by non-recurring reductions to tax expense related to the closing of the business venture and the sale of Credit Market Analysis Ltd (CMA). In the first six months of 2011, a change in the state tax apportionment and a reduction in valuation allowances on other unrealized capital losses previously reserved contributed to a lower effective tax rate in the first six months of 2011 when compared with the same period in 2012.

Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2012	2011	Change	2012	2011	Change
Clearing and transaction fees	$643.6	$687.8	(6)%	$1,264.7	$1,379.1	(8)%
Market data and information services	110.8	107.9	3	225.0	214.9	5%
Access and communication fees	22.6	11.3	99	42.3	22.8	85%
Other	18.9	31.3	(39)	38.5	53.1	(28)%
Total Revenues	$795.9	$838.3	(5)	$1,570.5	$1,669.9	(6)%

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

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Total volume (in millions)	792.1	852.2	(7)%	1,555.1	1,707.5	(9)%
Clearing and transaction fees (in millions)	$642.9	$687.8	(7)	$1,262.1	$1,379.1	(8)%
Average rate per contract	$0.812	$0.807	1	$0.812	$0.808	—
We estimate the following decreases in clearing and transaction fees based on change in total contract volume and change in average rate per contract during the second quarter and first six months of 2012 when compared with the same periods in 2011.

(in millions)	Quarter Ended	Six Months Ended
Decrease due to change in total contract volume	$(48.8)	$(123.6)
Increase due to change in average rate per contract	3.9	6.6
Net decrease in clearing and transaction fees	$(44.9)	$(117.0)
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2012	2011	Change	2012	2011	Change
Average Daily Volume by Product Line:
Interest rate	5,136	6,449	(20)%	5,371	6,437	(17)%
Equity	2,919	2,842	3	2,658	2,873	(7)
Foreign exchange	920	918	—	884	939	(6)
Agricultural commodity	1,288	1,156	11	1,205	1,154	4
Energy	1,741	1,760	(1)	1,846	1,867	(1)
Metal	372	403	(8)	378	390	(3)
Aggregate average daily volume	12,376	13,528	(9)	12,342	13,660	(10)
Average Daily Volume by Venue:
Electronic	10,595	11,454	(8)	10,389	11,529	(10)
Open outcry	1,109	1,393	(20)	1,227	1,430	(14)
Privately negotiated	238	242	(2)	233	233	—
Total exchange-traded volume	11,942	13,089	(9)	11,849	13,192	(10)
Total CME ClearPort	434	439	(1)	493	468	5
Aggregate average daily volume	12,376	13,528	(9)	12,342	13,660	(10)

Interest Rate Products
The following table summarizes average daily volume for our key interest rate products. Eurodollar front 8 contracts include contracts expiring within two years. Eurodollar back 32 contracts include contracts expiring within three to ten years.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2012	2011	Change	2012	2011	Change
Eurodollar futures and options:
Front 8 futures	1,196	2,013	(41)%	1,270	1,998	(36)%
Back 32 futures	543	490	11	611	509	20
Options	577	752	(23)	692	760	(9)
U.S. Treasury futures and options:
10-Year	1,413	1,524	(7)	1,383	1,513	(9)
5-Year	569	768	(26)	597	757	(21)
Treasury bond	481	403	19	452	402	12
2-Year	225	341	(34)	231	344	(33)
Overall interest rate contract volume decreased in the second quarter and first six months of 2012 when compared with the same period in 2011 due to a decline in volume in certain interest rate products, including the Eurodollar front 8 futures contracts, Eurodollar options contracts and the 2-Year, 5-Year and 10-Year Treasury futures and options. This decline in volume was attributable to low short-term interest rate volatility caused by the Federal Reserve’s continued intent to maintain its zero interest rate policy through 2014. We believe the growth in the long-term interest rate products, including the Eurodollar back 32 futures and the Treasury bond futures and options contracts, was attributable to higher long-term interest rate volatility. The Federal Reserve's announcement to extend its zero interest rate policy shifted market expectations regarding long-term interest rates, which resulted in higher volatility.
Equity Products
The following table summarizes average daily volume for our key equity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2012	2011	Change	2012	2011	Change
E-mini S&P futures and options	2,310	2,265	2%	2,111	2,283	(8)%
E-mini NASDAQ futures and options	288	283	2	258	287	(10)
Equity contract volume, driven primarily by E-mini S&P futures and options, increased in the second quarter of 2012 when compared with the same period in 2011 due to an increase in equity market volatility, as measured by the CBOE Volatility Index. Equity volatility was the result of continued financial and political uncertainty in the European Union.
The overall increase in the second quarter of 2012 when compared with the second quarter of 2011 were overshadowed by a sharp decrease in volume in the first quarter of 2012 when compared with the same period in 2011. The decrease in equity contract volume in the first quarter of 2012 when compared with the same period in 2011 was attributable to an overall decrease in volatility. We experienced periods of high volatility within the equity markets during the first quarter of 2011, which we believe was attributable to events in Asia and the Middle East. We also believe the decrease in volume was attributable to an outflow of investment in equity-based mutual funds beginning in mid-2011 due to the instability of the United States economy and the on-going credit crisis.
Foreign Exchange Products
The following table summarizes average daily volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2012	2011	Change	2012	2011	Change
Euro	319	352	(9)%	313	359	(13)%
Australian dollar	151	115	31	142	112	27
British pound	113	121	(7)	107	127	(16)
Canadian dollar	107	91	17	98	88	12
Japanese yen	92	121	(24)	96	135	(29)

The overall decrease in foreign exchange contract volume in the second quarter and first six months of 2012 when compared with the same period in 2011 was primarily attributable to a decline in euro contract volume. We believe trading activity in euro contracts has been impacted by the lack of a directional trend due to uncertainty related to the health of the European Union and concern over the possibility that the Federal Reserve will provide additional economic stimulus in the U.S. The lack of a trend has reduced trading in euro contracts among customers who trade based on medium- to long-term expectations. We believe that intervention by the Japanese central bank to control the yen foreign exchange rate caused the market to move to safe haven currencies, such as the Australian dollar and the Canadian dollar. This resulted in a decrease in Japanese yen contract volume and an increase in Australian dollar and Canadian dollar contract volume. We believe the decline in the British pound contract volume was due to lower volatility in the second quarter and first six months of 2012 when compared with the same periods in 2011.
Agricultural Commodity Products
The following table summarizes average daily volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2012	2011	Change	2012	2011	Change
Corn	449	481	(7)%	433	467	(7)%
Soybean	308	216	43	280	233	20
Wheat	155	142	9	140	133	5
Soybean oil	132	110	20	118	111	6
The increase in agricultural commodity contract volume in the second quarter and first six months of 2012 when compared with the same periods in 2011 was attributable to higher volatility resulting from severe drought conditions in the Midwest in the second quarter of 2012. We believe the increased volatility was the result of supply constraint concerns for soybean and wheat supplies. Supply constraint concerns regarding corn supplies were lower in early 2012 due to expectations of excess supply, which contributed to decreased corn contract volume in the second quarter and first six months of 2012 when compared with the same periods in 2011. The overall increase in the first six months of 2012 was also partially offset by lower market volatility in the first quarter of 2012 when compared with the same period in 2011. We believe market volatility was higher in the first quarter of 2011 due to weather-related events that occurred in early 2011.
Energy Products
The following table summarizes average daily volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2012	2011	Change	2012	2011	Change
Crude oil	748	887	(16)%	791	975	(19)%
Natural gas	625	527	19	679	549	24
Refined products	324	281	15	325	274	19
Energy contract volume remained flat in the second quarter and first six months of 2012 when compared with the same periods in 2011. Volume increased due to growth in natural gas contract volume caused by higher volatility resulting from weather-related events, which caused rising natural gas consumption. The increase in overall volume in the second quarter and first six months was offset by a decrease in crude oil contract volume. We believe the decline in crude oil contract volume was attributable to lower price volatility in the second quarter and first six months of 2012 compared with the same periods in 2011. Political unrest in the Middle East in the first quarter of 2011 resulted in changes in global supply, which contributed to higher price volatility in early 2011. Additionally, lower crude oil contract volume was attributable to supply constraints in Cushing, Oklahoma. We believe that these supply constraints have eased due to the reversal of the Seaway Pipeline in the second quarter of 2012; however, uncertainty remains over the impact it will have on the overall crude oil market.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2012	2011	Change	2012	2011	Change
Gold	214	212	1%	229	223	3%
Copper	79	50	57	71	48	49
Silver	64	128	(50)	63	107	(41)

The overall decrease in metal contract volume was attributable to lower price volatility for silver products in the second quarter and first six months of 2012, compared with the same periods in 2011. This decrease was partially offset by an increase in volume for copper contracts as a result of economic growth in Asia as well as global supply constraints.
Average Rate per Contract
The average rate per contract increased in the second quarter and first six months of 2012 when compared with the same period in 2011. Agricultural commodity product volume, when measured as a percentage of total volume, increased by 2% and 1%, respectively, and energy product volume increased by 1% in the second quarter and first six months of 2012 while interest rate product volume decreased 6% and 4% in the second quarter and first six months of 2012, respectively. Agricultural commodity and energy products have higher fees compared with interest rate products.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% and one firm represented 12% of our clearing and transaction fees revenue in the first six months of 2012. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The increase in market data and information services revenue in the second quarter and first six months of 2012 when compared with the same periods in 2011 was attributable to the increase in our basic device monthly service fee from $61 per month to $70 per month for each device. The increase in the second quarter and first six months of 2012 was partially offset by a decrease in basic device counts in the second quarter and first six months of 2012 when compared with the same period in 2011 due to cost-cutting initiatives at customer firms.
The two largest resellers of our market data represented approximately 42% of our market data and information services revenue in the first six months of 2012. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
We launched our co-location program in the first quarter of 2012, which generated $13.9 million and $23.6 million of access and communication revenue in the second quarter and first six months of 2012, respectively. The increase in revenue was partially offset by a decrease in revenue generated from other network connections due to clearing firms migrating to the co-location program.
In the second quarter of 2011, we recognized a $9.8 million gain on the sale of certain Index Services assets related to one of its service offerings, which contributed to a decrease in other revenues in the second quarter and first six months of 2012 when compared with the same periods in 2011. In April 2012, we sold two buildings in Chicago, which resulted in a decrease in rental income of $4.5 million in the second quarter and first six months of 2012 compared with the same periods in 2011. In addition, the initial development phase to develop a new multi-asset class electronic platform for BM&FBOVESPA S.A. (BM&FBOVESPA) was completed in the third quarter of 2011, which resulted in a decrease in other revenues in the second quarter and first six months of 2012 when compared with the same period in 2011. This agreement with BM&FBOVESPA generated $0.9 million and $4.2 million in the second quarter and first six months of 2011, respectively. Additional revenue related to the development of the electronic platform will not be recognized until future phases of development are delivered. The decrease in other revenues was partially offset by an increase of $2.1 million and $2.8 million, respectively, in processing services revenue generated from various strategic relationships in the second quarter and first six months of 2012 when compared with the same periods in 2011.

Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2012	2011	Change	2012	2011	Change
Compensation and benefits	$131.1	$117.5	12%	$266.2	$239.8	11%
Communications	10.7	10.8	(1)	21.0	20.7	1
Technology support services	12.1	13.4	(10)	24.9	25.4	(2)
Professional fees and outside services	40.3	30.7	31	72.5	61.4	18
Amortization of purchased intangibles	31.3	33.0	(5)	64.1	66.2	(3)
Depreciation and amortization	33.6	31.7	6	68.5	62.7	9
Occupancy and building operations	18.7	19.0	(1)	39.0	38.4	2
Licensing and other fee agreements	23.3	18.6	25	44.0	42.1	4
Other	25.6	29.1	(13)	49.9	54.6	(9)
Total Expenses	$326.7	$303.8	8	$650.1	$611.3	6
Operating expenses increased by $22.9 million and $38.8 million in the second quarter and first six months of 2012 when compared with the same periods in 2011. The following table shows the estimated impact of key factors resulting in the increase in operating expenses:

	Quarter Ended June 30, 2012		Six Months Ended, June 30, 2012
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Salaries, benefits and employer taxes	$6.2	2%	$17.8	3%
Professional fees associated with McGraw transaction	10.3	3	12.9	2
Stock-based compensation	8.0	3	10.3	2
Employee separation costs	5.0	2	7.5	1
Licensing & other fee agreements	4.6	2	1.9	—
Marketing expense	(4.9)	(2)	(2.1)	—
Expense related to Index Services asset sale	(3.2)	(1)	(3.2)	(1)
Litigation settlements and associated legal fees	(2.0)	(1)	(6.7)	(1)
Bonus expense	(3.1)	(1)	(8.9)	(1)
Other expense, net	2.0	1	9.3	1
Total increase	$22.9	8%	$38.8	6%
Salary increases and rising healthcare costs contributed to a rise in salaries, benefits and employer taxes. An increase in average headcount due to strategic initiatives related to over-the-counter clearing and efforts to globalize our business also contributed to an increase in expense in the second quarter and first six months of 2012 when compared with the same periods in 2011.
Professional fees related to the venture with McGraw contributed to the overall increase in operating expenses in the second quarter and first six months of 2012.
Stock-based compensation increased in the second quarter and first six months of 2012 due to accelerated vesting of stock-based compensation associated with our recent CEO transition. This expense would have been recognized by the end of 2012. The increase in stock-based compensation expense was also due to the expense impact related to the September 2011 grant.
An increase in employee separation costs resulted in higher expenses in the second quarter and first six months of 2012. Additionally, our voluntary exit incentive plan announced in the second quarter of 2012 resulted in an increase in expenses for the second quarter and first six months of 2012 when compared with the same periods in 2011.
License and other fee agreements increased in the second quarter and first six months of 2012 due to additional fees paid to McGraw in connection with a new licensing agreement. The increase was partially offset in the first six months of 2012 due to lower equity volumes in the first quarter compared with the first quarter of 2011. In connection with the transaction with McGraw, CME Group Index Services LLC (Index Services) has assigned its long-term, exclusive licensing agreement with the Board of Trade of the City of Chicago, Inc. (CBOT) to the venture. This assignment will result in additional ongoing expense since licensing fees paid under the agreement will no longer be treated as intercompany.
In the second quarter of 2011, we recognized additional expense related to the sale of certain assets associated with Index

Services' service offerings.
Expense increases were partially offset by decreases in litigation settlements and associated legal fees and marketing expense. In addition, bonus expense decreased due to performance relative to our 2012 cash earnings target when compared with 2011 performance relative to our 2011 cash earnings target.
Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2012	2011	Change	2012	2011	Change
Investment income	$6.1	$4.6	34%	$18.2	$23.4	(22)%
Gains (losses) on derivative investments	—	—	—	—	(0.1)	(100)
Interest and other borrowing costs	(28.9)	(28.7)	1	(58.0)	(58.8)	(1)
Equity in net losses of unconsolidated subsidiaries	(0.9)	(1.1)	(17)	(1.7)	(2.2)	(22)
Other non-operating income (expense)	65.2	—	—	65.2	—	—
Total Non-Operating	$41.5	$(25.2)	n.m.	$23.7	$(37.7)	n.m.
n.m. not meaningful
The increase in investment income during the second quarter of 2012 when compared with the same period in 2011 was attributable to an increase in dividend income. Total overall dividend income was $6.9 million in the second quarter of 2012 compared with $3.6 million in the second quarter of 2011. The increase in investment income was partially offset by decreases in gains on marketable securities related to our non-qualified deferred compensation plans of $1.8 million in the second quarter of 2012 when compared the with same period in 2011. Gains and losses from these non-qualified deferred compensation plan securities are offset by an equal amount of compensation and benefits expense.
The decrease in investment income during the first six months of 2012 when compared with the same period in 2011 was due primarily to a decline in dividend income from our investment in BM&FBOVESPA. Total overall dividend income was $13.6 million in the first six months of 2012 compared with $20.3 million for the same period in 2011. The decrease in investment income was partially offset by increases in gains on marketable securities related to our non-qualified deferred compensation plans of $0.9 million in the first six months of 2012 when compared with the same period in 2011.
Interest expense remained flat in the second quarter and first six months of 2012 when compared with the same periods in 2011.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2012	2011	Change	2012	2011	Change
Weighted average borrowings outstanding	$2,112.5	$2,112.5	$—	$2,112.5	$2,174.3	$(61.8)
Weighted average effective yield	5.27%	5.27%	—%	5.27%	5.20%	0.07%
Total cost of borrowings (1)	5.52	5.53	(0.01)	5.52	5.54	(0.02)

(1)	Total cost of borrowing includes interest, commitment fees, discount accretion and debt issuance costs.
In the second quarter of 2012, we recognized a net gain of $65.2 million related to the de-consolidation of our business that was contributed to the new business venture with McGraw and the sale of CMA to McGraw.
Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2012	2011	Change
Quarter Ended June 30	50.4%	42.0%	8.4%
Six Months Ended June 30	45.0%	26.3%	18.7%
In the second quarter of 2012, we established deferred tax liabilities associated with the closing of our business venture with McGraw, which resulted in a $132.0 million increase in our income tax provision in the second quarter and first six months of 2012 when compared with the same periods in 2011. The increase in the effective tax rate in the second quarter and first six months of 2012 was partially offset by non-recurring reductions to tax expense of $36.7 million related to the closing of the business venture as well as the sale of CMA.
The increase in effective rate in the first six months of 2012 when compared with the same period in 2011 was also attributable to a change in state tax apportionment in the first quarter of 2011. This change resulted in a $118.1 million reduction in our income tax provision in the first six months of 2011, which was due largely to a revaluation of our existing deferred tax liabilities. Additionally, in the first quarter of 2011, we began marking-to-market our investment in BM&FBOVESPA which resulted in a $48.8 million reduction in our income tax provision in the first six months of 2011 due to the release of valuation allowances on other unrealized capital losses previously reserved.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities was higher in the first six months of 2012 when compared with the same period in 2011 due primarily to the contribution of $60.0 million to the CMECE guaranty fund in the first quarter of 2011. Cash contributed to the guaranty fund is considered restricted and was reclassified from cash and cash equivalents to other current assets and other assets in the first quarter of 2011. Cash provided by investing activities in the first six months of 2012 was higher than cash used in the same period of 2011 due to proceeds from the sale of the CBOT building. Cash used in financing activities was lower in the first six months of 2012 when compared with the same period in 2011. The decrease in cash used was attributable to the repayment of $420.5 million of debt in the first quarter of 2011 and repurchases of Class A common stock of $65.3 million in the second quarter of 2011 which were partially offset by a $306.7 million increase in cash dividends in the first six months of 2012 when compared with the same period in 2011.
Debt Instruments. The following table summarizes our debt outstanding as of June 30, 2012:

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
We maintain a 364-day fully secured, committed line of credit with a consortium of domestic and international banks to be used in certain situations by our CME or CMECE clearing house. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of U.S. Treasury securities, U.S. Government agency securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $3.0 billion. At June 30, 2012, guaranty funds available to collateralize the facility totaled $4.3 billion. We have the option to request an increase in the line from $3.0 billion to $5.0 billion. In addition to the 364-day fully secured, committed line of credit, we also have the option to use the $1.0 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default in certain circumstances.
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
At June 30, 2012, we have excess borrowing capacity for general corporate purposes of approximately $1.0 billion under our multi-currency revolving senior credit facility.
As of June 30, 2012, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a substantial portion of the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At June 30, 2012, the letters of credit totaled $196.0 million.
The following table summarizes our credit ratings as of June 30, 2012:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.3 billion at June 30, 2012 and $1.0 billion at December 31, 2011. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. Government agency securities. Our exposure to risk is minimal given the nature of the investments.
Net current deferred tax assets of $33.7 million and $32.0 million are included in other current assets at June 30, 2012 and December 31, 2011, respectively. Total net current deferred tax assets include unrealized losses, stock-based compensation and accrued expenses.
Net long-term deferred tax liabilities were $7.3 billion and $7.2 billion at June 30, 2012 and December 31, 2011, respectively. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers including CBOT Holdings and NYMEX Holdings.
Net long-term deferred tax assets include a $25.1 million deferred tax asset for foreign net operating losses related to Swapstream Limited. Our assessment at June 30, 2012 was that we did not currently meet the more-likely-than-not threshold that would allow us to realize the value of acquired and accumulated foreign net operating losses in the future. As a result, the $25.1 million deferred tax assets arising from these net operating losses have been fully reserved. In addition, valuation allowances of $10.1 million have also been provided for other foreign net operating losses in various other jurisdictions for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) for Balance Sheet Offsetting Disclosure Requirements. The ASU requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the financial statements, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. We are currently assessing the impact of this guidance on our future disclosures.
In July 2012, the FASB issued an ASU for Testing Indefinite-Lived Intangible Assets for Impairment. The ASU allows entities to have the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. Otherwise, the entity must perform the quantitative impairment test. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We are currently assessing the impact of this guidance on our future impairment tests.

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
The following is an update to the legal proceedings disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2012 and the Quarterly Report, filed with the SEC on May 8, 2012.
See “Legal Matters” in Note 6. Contingencies to the Consolidated Financial Statements for updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 1 to April 30	615	$56.14	—	$529.6
May 1 to May 31	45,355	51.71	—	529.6
June 1 to June 30	6,660	55.35	—	529.6
Total	52,630	$52.23	—

(1)	Shares purchased consist of an aggregate of 52,630 shares of Class A common stock surrendered in the second quarter of 2012 to satisfy employees’ tax obligations upon the vesting of restricted stock.

(2)	On May 9, 2011, the board of directors authorized a share buyback program of up to $750.0 million of Class A common stock over a 12-month period which is now expired.

Item 6.	EXHIBITS

3.1
Fourth Amended and Restated Certificate of Incorporation of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 29, 2012, File No. 0001-31553).

3.2	Eighth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 29, 2012, File No. 0001-31553).

10.1(1)
Agreement, effective as of April 18, 2012, by and between CME Group Inc. and Terrence A. Duffy (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 24, 2012, File No. 0001-31553).

10.2(1)
Agreement, effective as of April 18, 2012, by and between CME Group Inc. and Phupinder S. Gill (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 24, 2012, File No. 0001-31553).

10.3(1)
Craig S. Donohue Retirement Agreement, dated as of May 1, 2012 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on May 2, 2012, File No. 0001-31533).

10.4(1)	Amendment to Consulting Agreement between Leo Melamed and CME Group Inc., dated as of June 21, 2012.

10.5(2)	Amended and Restated Index License Agreement between CME Group Index Services LLC and Board of Trade of the City of Chicago, Inc., effective July 1, 2011.

10.6(2)	License Agreement, dated June 29, 2012, by and between Standard & Poor's Financial Services LLC and Chicago Mercantile Exchange Inc.

10.7(1)
Amended and Restated CME Group Inc. Employee Stock Purchase Plan (amended and restated as of May 23, 2012) (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 29, 2012, File No. 0001-31553).

10.8(1)
CME Group Inc. Amended and Restated Omnibus Stock Plan (amended and restated as of May 23, 2012) (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 29, 2012, File No. 0001-31553).

31.1	Section 302 Certification—Phupinder S. Gill

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Management contract or compensatory plan or arrangement.
(2)	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: August 8, 2012	By:	/s/ James E. Parisi
Chief Financial Officer & Senior Managing Director Finance and Corporate Development