Form 10-Q
period 2012-09-30
CME GROUP INC.
filed 2012-11-08
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 17, 2012 was as follows: 333,384,469 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2012 and Item 1A. of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$2,016.9	$1,042.3
Marketable securities	62.0	47.6
Accounts receivable, net of allowance of $1.7 and $1.3	296.9	289.4
Other current assets (includes $40.0 in restricted cash)	245.7	232.6
Cash performance bonds and guaranty fund contributions	7,395.3	9,333.9
Total current assets	10,016.8	10,945.8
Property, net of accumulated depreciation and amortization of $611.5 and $576.3	705.4	821.9
Intangible assets—trading products	17,040.5	17,040.5
Intangible assets—other, net	2,879.5	3,312.8
Goodwill	7,538.3	7,984.0
Other assets (includes $20.5 in restricted cash)	1,677.5	653.7
Total Assets	$39,858.0	$40,758.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$44.5	$31.1
Short-term debt	749.6	—
Other current liabilities	200.1	250.2
Cash performance bonds and guaranty fund contributions	7,395.3	9,333.9
Total current liabilities	8,389.5	9,615.2
Long-term debt	2,106.4	2,106.8
Deferred income tax liabilities, net	7,319.8	7,226.8
Other liabilities	254.1	187.6
Total Liabilities	18,069.8	19,136.4

Redeemable non-controlling interest	79.4	70.3

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 and 9,860 shares authorized as of September 30, 2012 and December 31, 2011, respectively; none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 0 and 140 shares authorized as of September 30, 2012 and December 31, 2011, respectively; none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized; 331,686 and 330,653 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	3.3	3.3
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,177.2	17,112.5
Retained earnings	4,408.6	4,324.6
Accumulated other comprehensive income (loss)	119.7	111.6
Total Shareholders’ Equity	21,708.8	21,552.0
Total Liabilities and Shareholders’ Equity	$39,858.0	$40,758.7
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Clearing and transaction fees	$562.2	$732.7	$1,826.9	$2,111.8
Market data and information services	82.8	107.0	307.8	321.9
Access and communication fees	23.2	12.0	65.5	34.8
Other	15.0	22.5	53.5	75.6
Total Revenues	683.2	874.2	2,253.7	2,544.1
Expenses
Compensation and benefits	117.5	119.9	383.7	359.7
Communications	9.8	11.0	30.8	31.7
Technology support services	11.8	13.3	36.7	38.7
Professional fees and outside services	26.7	29.0	99.2	90.4
Amortization of purchased intangibles	26.2	33.0	90.3	99.2
Depreciation and amortization	34.5	32.4	103.0	95.1
Occupancy and building operations	18.8	18.5	57.8	56.9
Licensing and other fee agreements	19.2	22.6	63.2	64.7
Other	22.7	22.4	72.6	77.0
Total Expenses	287.2	302.1	937.3	913.4
Operating Income	396.0	572.1	1,316.4	1,630.7

Non-Operating Income (Expense)
Investment income	13.1	3.7	31.3	27.1
Gains (losses) on derivative investments	—	—	—	(0.1)
Interest and other borrowing costs	(30.2)	(29.0)	(88.2)	(87.8)
Equity in net gains (losses) of unconsolidated subsidiaries	16.5	(0.9)	14.8	(3.1)
Other non-operating income (expense)	0.4	—	65.6	—
Total Non-Operating	(0.2)	(26.2)	23.5	(63.9)
Income before Income Taxes	395.8	545.9	1,339.9	1,566.8
Income tax provision	176.9	230.9	601.3	499.1
Net Income	218.9	315.0	738.6	1,067.7
Less: net income (loss) attributable to redeemable non-controlling interest	0.9	(1.1)	9.1	1.3
Net Income Attributable to CME Group	$218.0	$316.1	$729.5	$1,066.4

Earnings per Common Share Attributable to CME Group:
Basic	$0.66	$0.95	$2.20	$3.20
Diluted	0.66	0.95	2.20	3.19
Weighted Average Number of Common Shares:
Basic	331,377	332,289	331,091	333,449
Diluted	332,458	333,337	332,147	334,507
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$218.9	$315.0	$738.6	$1,067.7
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	109.5	(188.0)	84.4	122.6
Income tax benefit (expense)	(73.9)	73.5	(58.8)	(9.1)
Investment securities, net	35.6	(114.5)	25.6	113.5
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	0.5	(3.4)
Amortization of net actuarial (gains) losses included in pension expense	0.7	0.5	1.9	1.3
Income tax benefit (expense)	(0.3)	(0.3)	(0.9)	0.8
Defined benefit plans, net	0.4	0.2	1.5	(1.3)
Derivative instruments:
Net unrealized holding gains (losses) arising during the period	(54.4)	—	(54.4)	—
Amortization of effective portion of loss on cash flow hedges	0.2	0.2	0.4	0.8
Income tax benefit (expense)	19.8	(0.1)	19.8	(0.3)
Derivative instruments, net	(34.4)	0.1	(34.2)	0.5
Foreign currency translation:
Foreign currency translation adjustments	5.9	(3.8)	5.5	96.1
Reclassification adjustment for loss included in net income	—	—	18.4	—
Income tax benefit (expense)	(2.1)	1.5	(8.7)	(12.8)
Foreign currency translation, net	3.8	(2.3)	15.2	83.3
Other comprehensive income, net of tax	5.4	(116.5)	8.1	196.0
Comprehensive income	224.3	198.5	746.7	1,263.7
Less: comprehensive income (loss) attributable to redeemable non-controlling interest	0.9	(1.1)	9.1	1.3
Comprehensive income attributable to CME Group	$223.4	$199.6	$737.6	$1,262.4
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2011	330,653	3	$17,115.8	$4,324.6	$111.6	$21,552.0
Net income attributable to CME Group				729.5		729.5
Other comprehensive income attributable to CME Group					8.1	8.1
Dividends on common stock of $1.94 per share				(645.5)		(645.5)
Exercise of stock options	632		19.2			19.2
Excess tax benefits from option exercises and restricted stock vesting			3.7			3.7
Vesting of issued restricted Class A common stock	348		(9.8)			(9.8)
Shares issued to Board of Directors	40		2.1			2.1
Shares issued under Employee Stock Purchase Plan	13		0.7			0.7
Stock-based compensation			48.8			48.8
Balance at September 30, 2012	331,686	3	$17,180.5	$4,408.6	$119.7	$21,708.8
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	334,245	3	$17,278.4	$2,885.8	$(104.1)	$20,060.1
Net income attributable to CME Group				1,066.4		1,066.4
Other comprehensive income attributable to CME Group					196.0	196.0
Dividends on common stock of $0.56 per share				(280.6)		(280.6)
Repurchase of Class A common stock	(4,048)		(220.4)			(220.4)
Exercise of stock options	154		5.2			5.2
Excess tax benefits from option exercises and restricted stock vesting			0.7			0.7
Vesting of issued restricted Class A common stock	201		(3.7)			(3.7)
Shares issued to Board of Directors	41		2.3			2.3
Shares issued under Employee Stock Purchase Plan	14		0.8			0.8
Stock-based compensation			37.5			37.5
Balance at September 30, 2011	330,607	3	$17,100.8	$3,671.6	$91.9	$20,864.3
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$738.6	$1,067.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	48.8	37.5
Amortization of purchased intangibles	90.3	99.2
Depreciation and amortization	103.0	95.1
Amortization of debt financing costs and discount accretion	3.3	3.9
Gain on sale of Index Services assets	—	(9.8)
Gain on contribution of Dow Jones Index asset group	(79.8)	—
Loss on sale of Credit Market Analysis Ltd.	19.9	—
Equity in net (gains) losses of unconsolidated subsidiaries	(14.8)	3.1
Deferred income taxes	67.6	(130.8)
Change in:
Accounts receivable	(32.4)	(72.5)
Other current assets	(36.1)	(15.1)
Other assets	(19.2)	(10.9)
Accounts payable	14.0	(11.3)
Income taxes payable	23.3	(16.1)
Other current liabilities	(41.7)	(55.5)
Other liabilities	12.0	14.7
Other	0.4	0.6
Net Cash Provided by Operating Activities	897.2	999.8

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	15.4	6.0
Purchases of available-for-sale marketable securities	(23.5)	(5.1)
Purchases of property	(103.9)	(129.4)
Proceeds from sale of building property	151.5	—
Proceeds from sale of Credit Market Analysis Ltd., net of cash sold with business	42.4	—
Investments in business ventures	(107.1)	—
Settlement of derivative related to debt issuance	(24.4)	—
Proceeds from sale of Index Services assets	—	18.0
Other	—	(0.5)
Net Cash Used in Investing Activities	(49.6)	(111.0)
Cash Flows from Financing Activities
Proceeds from other borrowings, net of issuance costs	747.7	—
Repayment of other borrowings	—	(420.5)
Cash dividends	(644.3)	(280.6)
Repurchase of Class A common stock, including costs	—	(220.4)
Proceeds from exercise of stock options	19.2	5.2
Excess tax benefits related to employee option exercises and restricted stock vesting	3.7	0.7
Other	0.7	0.9
Net Cash Provided by (Used in) Financing Activities	127.0	(914.7)
Net change in cash and cash equivalents	974.6	(25.9)
Cash and cash equivalents, beginning of period	1,042.3	855.2
Cash and Cash Equivalents, End of Period	$2,016.9	$829.3
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$517.1	$612.1
Interest paid	110.6	111.9
Non-cash investing activities:
Investment in S&P/Dow Jones Indices LLC	878.4	—
Change in net unrealized securities gains	84.4	122.6
Change in net unrealized derivative gains (losses)	(30.1)	0.4

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2012 and December 31, 2011 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
In June 2012, the company contributed certain Dow Jones Index assets and liabilities (DJI asset group) owned by CME Group Index Services LLC (Index Services) to a new business venture with The McGraw-Hill Companies Inc. (McGraw). Index Services was initially formed in March 2010 and Dow Jones & Company (Dow Jones) retains a 10% non-controlling interest in Index Services. As part of the agreement, the company also sold Credit Market Analysis Ltd. (CMA) to McGraw. Assets and liabilities contributed or sold as part of this transaction are excluded from the company's consolidated financial statements and accompanying notes beginning June 30, 2012.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) on February 27, 2012.
2. Business Transactions
Formation of S&P/DJI Indices LLC
On June 29, 2012, CME Group, Index Services and McGraw completed the formation of a new index business venture, S&P/Dow Jones Indices LLC (the venture) and contributed the DJI asset group to the venture. On a consolidated basis, CME Group has a total interest of 27.0% in the venture. Excluding the ownership interest attributable to Dow Jones through its non-controlling interest in Index Services, CME Group has a 24.4% interest in the venture. As a result of its contribution, Index Services derecognized the DJI asset group and recorded a $79.8 million gain included in other non-operating income on the consolidated statements of income. At September 30, 2012, the carrying value of the investment was $940.8 million and is recorded in other assets in the consolidated balance sheet as an equity method investment.
Sale of Credit Market Analysis Ltd.
On June 29, 2012, the company sold CMA to McGraw for $45.9 million in conjunction with the formation of the venture. As a result, the company recognized a $19.9 million loss, which was included in other non-operating expense in the consolidated statements of income. The loss includes a previously unrecognized foreign currency translation adjustment of $18.4 million.

3. Intangible Assets and Goodwill
Intangible assets consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.7	$(443.4)	$2,395.3	$3,071.9	$(400.4)	$2,671.5
Lease-related intangibles	47.2	(29.5)	17.7	83.2	(45.4)	37.8
Technology-related intellectual property	29.4	(12.9)	16.5	56.2	(28.4)	27.8
Other(1)	9.8	(9.8)	—	11.6	(10.6)	1.0
	2,925.1	(495.6)	2,429.5	3,222.9	(484.8)	2,738.1
Foreign currency translation adjustments	—	—	—	(8.8)	5.9	(2.9)
Total amortizable intangible assets	$2,925.1	$(495.6)	2,429.5	$3,214.1	$(478.9)	2,735.2

Indefinite-Lived Intangible Assets:
Trade names			450.0			578.0
Foreign currency translation adjustments			—			(0.4)
Total intangible assets – other, net			$2,879.5			$3,312.8
Trading products(2)			$17,040.5			$17,040.5

(1)
At September 30, 2012, other amortizable intangible assets consisted of market maker agreements and a definite-lived trade name. At December 31, 2011, other amortizable intangible assets consisted of service and market maker agreements and a definite-lived trade name.

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

As part of its sale of the CBOT building, the company sold the rights to lease agreements with tenants in the north and south towers. The lease agreements, which are included in lease-related intangibles, had a net book value of $14.4 million on the date of sale. The decrease was offset by an increase of $17.0 million of intangible assets related to the acquisition of Pivot Inc., including customer relationships and technology-related intellectual property.
In the second quarter of 2012, the company contributed the DJI asset group to its new venture with McGraw. Contributed intangible assets with an aggregate net book value of $336.3 million included rights to customer agreements, technology-related intellectual property and trade names. In addition, the company sold CMA-related intangible assets with a net book value of $9.4 million.
Total amortization expense for intangible assets was $26.2 million and $33.0 million for the quarters ended September 30, 2012 and 2011, respectively. Total amortization expense for intangible assets was $90.3 million and $99.2 million for the first nine months of 2012 and 2011, respectively. As of September 30, 2012, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows.

(in millions)	Amortization Expense
Remainder of 2012	$25.8
2013	102.8
2014	101.5
2015	101.3
2016	97.9
2017	97.3
Thereafter	1,902.9

Goodwill activity consisted of the following for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	Balance at	Business		Other	Balance at
(in millions)	December 31, 2011	Combinations	Divestitures	Activity(3)	September 30, 2012
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,462.2	—	—	—	2,462.2
Index Services	434.5	—	(434.5)	—	—
Other	51.6	17.7	(28.9)	—	40.4
Total goodwill	$7,984.0	$17.7	$(463.4)	$—	$7,538.3

	Balance at	Business		Other	Balance At
(in millions)	December 31, 2010	Combinations	Divestitures	Activity(3)	December 31, 2011
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,462.3	—	—	(0.1)	2,462.2
Index Services	435.6	—	—	(1.1)	434.5
Other	50.0	—	—	1.6	51.6
Total goodwill	$7,983.6	$—	$—	$0.4	$7,984.0

(3)	Other activity includes adjustments to tax contingencies, the recognition of excess tax benefits upon exercise of stock options and foreign currency translation adjustments.
In conjunction with the formation of the index business venture with McGraw, the company divested the goodwill allocated to Index Services and CMA reporting units.
4. Debt
On September 10, 2012, the company completed an offering of $750.0 million of 3.00% fixed rate notes due September 2022. The company intends to use the net proceeds from the offering, together with cash on hand, to retire its outstanding 5.40% notes due August 2013 upon maturity.
Short-term debt consisted of the following at September 30, 2012 and December 31, 2011:

(in millions)	September 30, 2012	December 31, 2011
$750.0 million fixed rate notes due August 2013, interest equal to 5.40%	$749.6	$—
Total short-term debt	$749.6	$—
Long-term debt consisted of the following at September 30, 2012 and December 31, 2011:

(in millions)	September 30, 2012	December 31, 2011
$750.0 million fixed rate notes due August 2013, interest equal to 5.40%	$—	$749.2
$750.0 million fixed rate notes due February 2014, interest equal to 5.75%	748.7	748.0
$612.5 million fixed rate notes due March 2018, interest equal to 4.40%(1)	610.0	609.6
$750.0 million fixed rate notes due September 2022, interest equal to 3.00% (2)	747.7	—
Total long-term debt	$2,106.4	$2,106.8

(1)
In February 2010, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 4.46% at issuance on March 18, 2010.

(2)
In August 2012, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 3.32% at issuance on September 10, 2012.

We maintain a commercial paper program under our senior credit facility. There was no commercial paper outstanding at September 30, 2012 or December 31, 2011. As of September 30, 2012, the most recent commercial paper issuance was in March 2011. During the first nine months of 2011, the weighted average balance, at par value, of commercial paper outstanding was $41.0 million. In the first nine months of 2011, the maximum month-end balance for commercial paper was $200.0 million in January.
Long-term debt maturities, at par value, were as follows as of September 30, 2012:

(in millions)	Par Value
2013	$—
2014	750.0
2015	—
2016	—
2017	—
Thereafter	1,362.5
The fair values of the fixed rate notes due 2013, 2014 and 2022 were estimated using quoted market prices and are considered level 2 liabilities under the classification hierarchy for fair value measurements. The fair value of the fixed rate notes due 2018, which is considered a level 3 liability, was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. For further information on the three-level classification hierarchy of fair value measurements, see note 8. At September 30, 2012, the fair values of the fixed rate notes were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due August 2013	$781.8
$750.0 million fixed rate notes due February 2014	803.7
$612.5 million fixed rate notes due March 2018	690.6
$750.0 million fixed rate notes due September 2022	759.4
5. Derivative Instruments
The company mitigates certain financial exposures to interest rate risk through the use of derivative financial instruments as part of its risk management program. The company does not use derivative instruments for trading purposes. All derivatives have been designated as cash flow hedges.
In August 2012, the company entered into two forward-starting interest rate swap contracts, with an aggregate notional value of $1.5 billion, to hedge the risk of changes in underlying benchmark interest rates associated with the expected issuances of fixed-rate debt. One of these swap contracts was settled in conjunction with the issuance of fixed-rate debt in September 2012.
The fair value and location of outstanding derivative instruments in the consolidated balance sheet as of September 30, 2012 were as follows.

(in millions)	Balance Sheet Location	Fair Value
Interest rate contract	Other liabilities	$30.1
There were no derivative instruments outstanding at December 31, 2011.
The effect of derivative instruments on the consolidated statements of income as well as accumulated other comprehensive income (OCI) within the consolidated statements of comprehensive income and consolidated statements of shareholders' equity for the nine months ended September 30, 2012 and 2011 were as follows.

	Gains (Losses) Recognized in OCI (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI (Effective Portion)			Gains (Losses) Recognized in Income (Ineffective Portion)
(in millions)	2012	2011	Location	2012	2011	Location	2012	2011
Interest rate contracts	$(54.4)	—	Interest and other borrowing costs	$(0.4)	(0.8)	Gains (losses) on derivative investments	$—	$(0.1)
At September 30, 2012, the company expects to reclassify $2.8 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to net income as additional interest expense during the next twelve months due to the payment of interest associated with the issuance of fixed-rate debt.

6. Contingencies
Legal and Regulatory Matters. In 2008, Fifth Market, Inc. (Fifth Market) filed a complaint against CME Group and CME seeking a permanent injunction against CME's Globex system and unquantified enhanced damages for what the plaintiff alleges is willful infringement of two U.S. patents, in addition to costs, expenses and attorneys' fees. In March 2012, the U.S. Patent and Trademark Office (USPTO) issued an Office Action that rejected all of the claims in the first patent in a reexamination proceeding. Fifth Market replied to the rejection and may appeal the decision from the USPTO. CME initiated a second reexamination against the second asserted patent. The USPTO confirmed some claims and rejected others. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
In 2009, CME and CBOT filed a complaint against Howard Garber seeking a declaratory judgment that neither CME nor CBOT infringed Mr. Garber's patent and that his patent is invalid and unenforceable. The case is stayed pending the outcome of the reexamination of his patent at the USPTO. In response to CME's reexamination request, the USPTO issued a Final Office Action that rejected all of the claims in the patent in October 2012. Mr. Garber may appeal this decision with the Board of Patent Appeals and Interferences. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
In 2009, Realtime Data LLC (Realtime) filed a complaint against CME Group and other exchanges alleging willful infringement of four patents which was later amended to add CBOT and NYMEX as defendants. Subsequently, two additional lawsuits have been filed each adding a claim for the infringement of an additional patent. Both of these lawsuits have been consolidated with the original action. Realtime is seeking a permanent injunction, enhanced damages, attorneys' fees and costs. Three of the six asserted patents in this case have been dismissed due in part to the rejections of the patents in the reexaminations by the USPTO. In July 2012, the USPTO rejected all the claims in a fourth of the six patents. In September 2012, the federal court in the Southern District of New York ruled in the company's favor on a number of grounds of non-infringement relating to the Realtime Data patents. We expect that Realtime Data will appeal this decision. The USPTO will continue to review the patents in parallel. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
The foregoing legal matters involve alleged infringements of intellectual property, which due to their nature involve potential liability that is uncertain, difficult to quantify and involve a wide range of potential outcomes. The company believes that the matters are without merit and intends to defend itself vigorously against the claims. The USPTO's determination of validity of the patents in the Fifth Market, Realtime, and Garber matters may have an impact on the merits of the cases.
A number of lawsuits were filed in federal court in New York on behalf of all commodity account holders or customers of MF Global who had not received a return of 100% of their funds. These matters have been consolidated into a single action in federal court in New York, and a consolidated amended class action complaint was filed on November 5, 2012.  The class action complaint alleges that CME violated the Commodity Exchange Act (CEA), aided and abetted violations of the CEA by other defendants, and aided and abetted a breach of fiduciary duty by certain officers and directors of MF Global.  The class complaint also alleges that CME Group aided and abetted CME's violation of the CEA.  The complaint does not allege the amount of damages sought, but rather seeks compensatory and exemplary damages to be determined at trial.  Based on the initial analysis of the class complaint, the company believes that they have strong legal and factual defenses to the claims.  In addition to the class complaint, the company is aware of two plaintiffs who intend to pursue their claims individually.  Given that these matters are in the very early stage, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible loss in the unlikely event it were found to be liable in these matters.
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
In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters on an individual basis will not have a material impact on its consolidated financial position or results of operations. At September 30, 2012 and December 31, 2011, the company had accrued $13.3 million and $12.8 million, respectively, for legal and regulatory matters that were probable and estimable.
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
7. Guarantees
Clearing House Contract Settlement. CME and CME Clearing Europe (CMECE) mark-to-market open positions for most products at least twice a day. Based on values derived from the mark-to-market process, CME and CMECE require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market once daily, with the capability to mark-to-market more frequently as market conditions warrant. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME and CMECE’s guarantee would be one half day of changes in fair value of all open positions, before considering CME and CMECE’s ability to access defaulting clearing firms’ performance bond and guaranty fund balances as well as other available resources. During the first nine months of 2012, CME and CMECE transferred an average of approximately $2.5 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME and CMECE reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2012.
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2013. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At September 30, 2012, CME was contingently liable to SGX on irrevocable letters of credit totaling $196.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm.
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
MF Global Bankruptcy Guarantee. The company has provided a $550.0 million financial guarantee to the bankruptcy trustee of MF Global in order to accelerate the distribution of funds to MF Global customers. In the event that the trustee distributed more property than was permitted by the Bankruptcy Code and CFTC regulations to any former MF Global customer on or after November 16, 2011, the company will make a cash payment for the amount of the erroneous distribution up to $550.0 million to the trustee. A payment will only be made after the trustee makes reasonable efforts to collect the property erroneously distributed to the customer. If a payment is made by the company, the company may have the right to seek reimbursement of the erroneously distributed property from the applicable customer. The guarantee only applies to the second and third bulk distributions that were facilitated by the company. The guarantee does not cover future distributions made directly by the trustee to customers. The company believes that the likelihood of payment to the trustee is remote given the process in place to validate customer distributions. As a result, the guarantee liability is estimated to be immaterial at September 30, 2012.
Family Farmer and Rancher Protection Fund. In April 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use CME Group agricultural products and who suffer losses to their segregated account balances when their CME clearing member becomes insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund has an aggregate maximum payment amount of $100.0 million. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility.
Peregrine Financial Group, Inc. (PFG) filed for bankruptcy protection on July 10, 2012.  PFG was not a CME clearing member and its customers had not registered for the Fund.  Accordingly, they were not technically eligible for payments. However, because the Fund was newly implemented and because PFG's customers included many agricultural industry participants for whom the program was designed, the company decided to waive certain terms and conditions of the Fund, solely in connection with the PFG bankruptcy, so that otherwise eligible family farmers, ranchers and agricultural cooperatives could apply for and receive benefits from CME.  Based on the number of such PFG customers who applied and the estimated size of their claims, the company has recorded a liability in the amount of $2.2 million at September 30, 2012.
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
Assets included in level 2 generally consist of asset-backed securities and interest rate swap contracts. Asset-backed securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings. The company determined the fair value of its interest rate swap contracts using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves.
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
Financial assets and liabilities recorded in the consolidated balance sheet as of September 30, 2012 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

	September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$22.6	$—	$—	$22.6
Mutual funds	39.1	—	—	39.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	61.7	0.3	—	62.0
Equity investments	633.3	—	—	633.3
Total Assets at Fair Value	$695.0	$0.3	$—	$695.3

Liabilities at Fair Value:
Interest rate swap contracts	$—	$30.1	$—	$30.1
Contingent consideration	—	—	12.7	12.7
Total Liabilities at Fair Value	$—	$30.1	$12.7	$42.8
There were no transfers of assets between level 1 and level 2 during the first nine months of 2012. The following is a reconciliation of assets and liabilities valued at fair value on a recurring basis using significant unobservable inputs (level 3) during the first nine months of 2012.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2011	$10.3
Contingent obligation arising from acquisition	1.2
Unrealized changes in fair value:
Included in operating expense	1.2
Fair value of liability at September 30, 2012	$12.7
9. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to CME Group by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Outstanding stock options of approximately 4,855,000 and 4,922,000 were anti-dilutive for the quarter and nine months ended September 30, 2012, respectively. Outstanding stock options of approximately 5,420,000 and 4,705,000 were anti-dilutive for the quarter and nine months ended September 30, 2011. There were approximately 838,000 and 850,000 anti-dilutive restricted stock awards for the quarter and nine months ended September 30, 2012, respectively. There were no anti-dilutive restricted stock awards for the quarter and nine months ended September 30, 2011.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income Attributable to CME Group (in millions)	$218.0	$316.1	$729.5	$1,066.4
Weighted Average Number of Common Shares (in thousands):
Basic	331,377	332,289	331,091	333,449
Effect of stock options and restricted stock awards	1,081	1,048	1,056	1,058
Diluted	332,458	333,337	332,147	334,507
Earnings per Common Share Attributable to CME Group:
Basic	$0.66	$0.95	$2.20	$3.20
Diluted	0.66	0.95	2.20	3.19

10. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure except for the following:
In October 2012, the company entered into a definitive agreement to acquire the Kansas City Board of Trade. The transaction is subject to regulatory approval and customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011.
References in this discussion and analysis to “we,” “us” and “our” are to CME Group and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), and New York Mercantile Exchange, Inc. (NYMEX), collectively.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2012	2011	Change	2012	2011	Change
Total revenues	$683.2	$874.2	(22)%	$2,253.7	$2,544.1	(11)%
Total expenses	287.2	302.1	(5)	937.3	913.4	3
Operating margin	58%	65%		58%	64%
Non-operating income (expense)	$(0.2)	$(26.2)	(99)	$23.5	$(63.9)	(137)
Effective tax rate	45%	42%		45%	32%
Net income attributable to CME Group	$218.0	$316.1	(31)	$729.5	$1,066.4	(32)
Diluted earnings per common share attributable to CME Group	0.66	0.95	(31)	2.20	3.19	(31)
Cash flows from operating activities				897.2	999.8	(10)

•
In the third quarter and first nine months of 2012, when compared with the same periods in 2011, the decreases in total revenues were attributable largely to declines in clearing and transaction fees revenue resulting from lower contract volumes.

•
Total expenses decreased in the third quarter of 2012 when compared with the same period in 2011 due to a decrease in amortization of purchased intangibles as a result of the contribution of certain Dow Jones Index assets and liabilities (the DJI asset group) to a new venture with The McGraw Hill Companies Inc. (McGraw) and to the sale of Credit Market Analysis Ltd (CMA). There was also a decline in compensation and benefits expense due to lower accrued bonuses and a decrease in average headcount. The decrease in average headcount was attributable to the contribution of the DJI asset group and the sale of CMA. The declines in bonus expense and average headcount were partially offset by annual salary increases and rising healthcare costs. The increase in total expenses in the first nine months of 2012 compared with the same period in 2011 was due to higher compensation and benefits expense resulting from additional stock-based compensation and employee separation costs, partially offset by a decline in accrued bonus expense. Expenses associated with S&P/Dow Jones Indices LLC (the McGraw venture), our new venture with McGraw, also contributed to the rise in total year-to-date expenses. The impact of these increases on total year-to-date expenses was partially offset by a decrease in expense from the amortization of purchased intangibles.

•
We recognized a gain of $59.9 million resulting from the contribution of the DJI asset group to the McGraw venture and the sale of CMA, and a gain relating to a recovery of an impairment loss on a corporate debt security, which resulted in an increase in non-operating income (expense) in the first nine months of 2012 when compared with the same period in 2011.

•
In the third quarter of 2012 when compared with the same period in 2011, the increase in the effective tax rate was attributable to adjustments to the deferred tax liabilities associated with the McGraw venture. The increase in the effective tax rate in the first nine months of 2012 was due to the establishment of deferred tax liabilities associated with the McGraw venture. The increase was partially offset by non-recurring reductions to tax expense related to the McGraw venture and the sale of CMA in the first nine months of 2012 as well as a change in the state tax apportionment in the first nine months of 2011.

Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change	2012	2011	Change
Clearing and transaction fees	$562.2	$732.7	(23)%	$1,826.9	$2,111.8	(13)%
Market data and information services	82.8	107.0	(23)	307.8	321.9	(4)%
Access and communication fees	23.2	12.0	93	65.5	34.8	88%
Other	15.0	22.5	(33)	53.5	75.6	(29)%
Total Revenues	$683.2	$874.2	(22)	$2,253.7	$2,544.1	(11)%
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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Total contract volume (in millions)	682.8	940.9	(27)%	2,238.1	2,648.4	(16)%
Clearing and transaction fees (in millions)	$561.3	$732.7	(23)	$1,823.9	$2,111.8	(14)%
Average rate per contract	$0.822	$0.779	6	$0.815	$0.797	2
We estimate the following decreases in clearing and transaction fees based on change in total contract volume and change in average rate per contract during the third quarter and first nine months of 2012 when compared with the same periods in 2011.

(in millions)	Quarter Ended	Nine Months Ended
Decrease due to change in total contract volume	$(212.1)	$(334.4)
Increase due to change in average rate per contract	40.7	46.5
Net decrease in clearing and transaction fees	$(171.4)	$(287.9)
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

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2012	2011	Change	2012	2011	Change
Average Daily Volume by Product Line:
Interest rate	4,514	6,518	(31)%	5,085	6,464	(21)%
Equity	2,391	4,040	(41)	2,569	3,269	(21)
Foreign exchange	846	988	(14)	871	956	(9)
Agricultural commodity	1,171	1,029	14	1,194	1,111	7
Energy	1,590	1,673	(5)	1,761	1,801	(2)
Metal	327	454	(28)	361	412	(12)
Aggregate average daily volume	10,839	14,702	(26)	11,841	14,013	(15)
Average Daily Volume by Venue:
Electronic	9,293	12,462	(25)	10,024	11,845	(15)
Open outcry	979	1,557	(37)	1,144	1,473	(22)
Privately negotiated	209	257	(19)	225	241	(7)
Total exchange-traded volume	10,481	14,276	(27)	11,393	13,559	(16)
Total CME ClearPort	358	426	(16)	448	454	(1)
Aggregate average daily volume	10,839	14,702	(26)	11,841	14,013	(15)
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar front 8 contracts include contracts expiring within two years. Eurodollar back 32 contracts include contracts expiring within three to ten years.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2012	2011	Change	2012	2011	Change
Eurodollar futures and options:
Front 8 futures	1,020	1,686	(40)%	1,187	1,892	(37)%
Back 32 futures	554	598	(7)	592	539	10
Options	364	908	(60)	453	810	(44)
U.S. Treasury futures and options:
10-Year	1,156	1,603	(28)	1,308	1,544	(15)
5-Year	529	773	(32)	575	762	(25)
Treasury bond	404	475	(15)	436	426	2
2-Year	243	297	(18)	235	328	(28)
Overall interest rate contract volume decreased in the third quarter and first nine months of 2012 when compared with the same periods in 2011 due to low interest rate volatility as a result of the Federal Reserve’s continued intent to maintain its zero interest rate policy through mid-2015. The increase in volume in the long-term interest rate products, including the Eurodollar back 32 futures and the Treasury bond futures and options contracts, in the first nine months of 2012 when compared with the same period in 2011 was attributable to periods of higher long-term interest rate volatility in early 2012. The Federal Reserve's announcement in January 2012 to extend its zero interest rate policy shifted market expectations regarding long-term interest rates, which resulted in periods of higher volatility in early 2012.

Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2012	2011	Change	2012	2011	Change
E-mini S&P futures and options	1,887	3,284	(43)%	2,036	2,621	(22)%
E-mini NASDAQ futures and options	231	351	(34)	249	309	(19)
In the third quarter and first nine months of 2012, when compared with the same periods in 2011, the decreases in equity contract volume were due to declines in equity market volatility, as measured by the CBOE Volatility Index. The declines in volatility in the third quarter and first nine months of 2012, when compared with the same periods in 2011, were the result of unchanged economic conditions within the United States and European markets. In addition, we experienced periods of high volatility within the equity markets during 2011, which we believe were attributable to events in Asia and the Middle East as well as the downgrade of the United States credit rating.
The overall decrease in volume for the first nine months of 2012 when compared with the same period in 2011 was partially offset by an increase in equity contract volume in the second quarter of 2012 due primarily to financial and political uncertainty in the European Union.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2012	2011	Change	2012	2011	Change
Euro	283	387	(27)%	303	369	(18)%
Australian dollar	139	141	(1)	141	122	16
British pound	110	116	(5)	108	123	(12)
Canadian dollar	99	107	(7)	99	95	4
Japanese yen	89	116	(24)	94	129	(27)
The overall decreases in foreign exchange contract volume in the third quarter and first nine months of 2012, when compared with the same periods in 2011, were primarily attributable to declines in euro contract volume. We believe trading activity in euro contracts has been impacted by the lack of a directional trend due to uncertainty related to the health of the European Union and concern over the possibility that the Federal Reserve will provide additional economic stimulus in the United States. The lack of a trend has reduced trading in euro contracts among customers who trade based on medium- to long-term expectations. We believe that intervention by the Japanese central bank to control the yen foreign exchange rate beginning in mid-2011 caused market participants to reduce their trading in Japanese yen contracts and to focus on higher yielding currencies, such as the Australian and Canadian dollars. We believe the decline in the British pound contract volume was due to lower volatility in the third quarter and first nine months of 2012 when compared with the same periods in 2011.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2012	2011	Change	2012	2011	Change
Corn	396	399	(1)%	421	444	(5)%
Soybean	301	219	37	287	228	26
Wheat	125	101	24	135	122	10
Soybean oil	115	96	20	117	106	10
The increases in agricultural commodity contract volume in the third quarter and first nine months of 2012 when compared with the same periods in 2011 were attributable to higher volatility resulting from severe drought conditions in the Midwest in the second and third quarters of 2012. We believe the increased volatility was the result of supply constraint concerns for soybean and wheat supplies. Corn volumes remained relatively flat in the third quarter and first nine months of 2012 when compared with the same periods in 2011. Early market expectations of excess supply in 2012 dampened corn price volatility in early 2012, which kept trading volumes relatively flat compared with 2011.

Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2012	2011	Change	2012	2011	Change
Crude oil	699	849	(18)%	761	932	(18)%
Natural gas	547	492	11	635	530	20
Refined products	306	265	15	319	271	18
Energy contract volume decreased slightly in the third quarter and first nine months of 2012 when compared with the same periods in 2011. Declines in crude oil contract volume contributed to overall decreases in energy products volume. We believe the declines in crude oil contract volume were attributable to lower price volatility in 2012 compared with 2011. Political unrest in the Middle East in the first quarter of 2011 resulted in changes in global supply, which contributed to higher price volatility in early 2011. Additionally, lower crude oil contract volume was attributable to oversupply in Cushing, Oklahoma. We believe that these supply constraints have eased due to the reversal of the Seaway Pipeline in the second quarter of 2012, which is expected to increase in the coming months. However, uncertainty remains over the impact it will have on the overall crude oil market. The decreases in crude oil contract volume were partially offset by increases in natural gas contract volume. The increases in natural gas contract volume were attributable to higher volatility resulting from weather-related events, which caused rising natural gas consumption.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2012	2011	Change	2012	2011	Change
Gold	194	310	(37)%	218	252	(14)%
Copper	59	50	17	67	49	38
Silver	56	79	(29)	61	98	(38)
The overall decreases in metal products volume in the third quarter and first nine months of 2012 when compared with the same periods in 2011 were attributable to lower volatility in the precious metals markets in 2012 when compared with 2011. We believe the August 2011 announcement of the Federal Reserve's intent to maintain its zero interest rate policy and deepening Eurozone worries, which caused high volatility within other financial markets, resulted in an increased interest in precious metals as an asset class. This increased interest resulted in relative decreases in gold and silver contract volume in the third quarter and first nine months of 2012 when compared with the same periods in 2011. This decrease was partially offset by an increase in volume for copper contracts as a result of economic growth in Asia as well as global supply constraints.
Average Rate per Contract
The average rate per contract increased in the third quarter and the first nine months of 2012 when compared with the same periods in 2011 due to a shift in the relative mix of product volume. In the third quarter of 2012, agricultural commodity and energy product volumes, when measured as a percentage of total volume, increased by 4% and 3%, respectively, while interest rate and equity product volumes decreased by 3% and 5%, respectively. In the first nine months of 2012, agricultural commodity and energy product volumes both increased by 2% while interest rate and equity product volumes decreased 3% and 2%, respectively. Agricultural commodity and energy products have higher fees compared with interest rate and equity products.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. Two firms each represented 12% of our clearing and transaction fees revenue in the first nine months of 2012. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The decreases in market data and information services revenue in the third quarter and first nine months of 2012, when compared with the same periods in 2011, were attributable to decreases in market data and information services revenue from Index Services. In the second quarter of 2012, the DJI asset group, including assets which generated market data and information services revenue, was contributed to the McGraw venture. In addition, the decreases in revenue were due to declines in basic device counts in the third quarter and first nine months of 2012 due to cost-cutting initiatives at customer firms. The decreases in market data and information services were partially offset by an increase in our basic device service fee from $61 per month to $70 per month for each device effective January 2012.
The two largest resellers of our market data represented approximately 45% of our market data and information services revenue in the first nine months of 2012. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
We launched our co-location program in the first quarter of 2012, which generated $14.0 million and $37.6 million of access and communication revenue in the third quarter and first nine months of 2012, respectively. These increases in revenue were partially offset by decreases in revenue generated from other network connections due to the migration of customers to the co-location program.
In April 2012, we sold two buildings in Chicago, which resulted in decreases in rental income of $6.1 million and $10.6 million in the third quarter and first nine months of 2012, respectively, when compared with the same periods in 2011. In addition, the initial phase to develop a new multi-asset class electronic platform for BM&FBOVESPA S.A. (BM&FBOVESPA) was completed in the third quarter of 2011, which resulted in decreases in other revenues in the third quarter and first nine months of 2012 when compared with the same periods in 2011. This agreement with BM&FBOVESPA generated $1.9 million and $6.1 million in the third quarter and first nine months of 2011, respectively. Additional revenue related to the development of the electronic platform will not be recognized until future phases are delivered. In the second quarter of 2011, we recognized a $9.8 million gain on the sale of certain Index Services assets related to one of its service offerings, which contributed to a decrease in other revenues in the first nine months of 2012 when compared with the same period in 2011.
The decreases in other revenues were partially offset by increases of $1.6 million and $4.5 million in processing services revenue generated from various strategic relationships in the third quarter and first nine months of 2012, respectively, when compared with the same periods in 2011.
Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change	2012	2011	Change
Compensation and benefits	$117.5	$119.9	(2)%	$383.7	$359.7	7%
Communications	9.8	11.0	(10)	30.8	31.7	(3)
Technology support services	11.8	13.3	(12)	36.7	38.7	(5)
Professional fees and outside services	26.7	29.0	(8)	99.2	90.4	10
Amortization of purchased intangibles	26.2	33.0	(21)	90.3	99.2	(9)
Depreciation and amortization	34.5	32.4	6	103.0	95.1	8
Occupancy and building operations	18.8	18.5	1	57.8	56.9	2
Licensing and other fee agreements	19.2	22.6	(15)	63.2	64.7	(2)
Other	22.7	22.4	2	72.6	77.0	(6)
Total Expenses	$287.2	$302.1	(5)	$937.3	$913.4	3

Operating expenses decreased by $14.9 million in the third quarter of 2012, while increasing $23.9 million in the first nine months of 2012 when compared with the same periods in 2011. The following table shows the estimated impact of key factors resulting in the change in operating expenses:

	Quarter Ended, September 30, 2012		Nine Months Ended, September 30, 2012
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Salaries, benefits and employer taxes	$(2.2)	(1)%	$15.5	2%
Professional fees associated with McGraw transaction	(0.5)	—	12.3	1
Stock-based compensation	0.9	—	11.3	1
Employee separation costs	0.5	—	8.0	1
Non-qualified deferred compensation	6.5	2	7.4	1
License and other fee agreements	(3.3)	(1)	(1.4)	—
Accruals for possible litigation settlements and associated legal fees	4.7	2	(1.9)	—
Gain on currency fluctuation	(3.3)	(1)	(3.2)	—
Amortization of purchased intangibles	(6.8)	(2)	(8.9)	(1)
Bonus expense	(7.4)	(3)	(16.3)	(2)
Other expense, net	(4.0)	(1)	1.1	—
Total increase	$(14.9)	(5)%	$23.9	3%
Salary increases and rising healthcare costs contributed to an increase in salaries, benefits and employer taxes in the first nine months of 2012 when compared with the same period in 2011. The decrease in the third quarter of 2012, when compared with the same period in 2011, was due to a decrease in average headcount as a result of the contribution of the DJI asset group to the McGraw venture and the sale of CMA in the second quarter of 2012. This decrease was partially offset by annual salary increases and rising healthcare costs.
Professional fees related to the McGraw venture contributed to the overall increase in operating expenses in the first nine months of 2012.
Stock-based compensation increased in the first nine months of 2012 due to accelerated vesting of stock-based compensation associated with our recent CEO transition. This expense would have been recognized by the end of 2012. The increase in year-to-date stock-based compensation expense was also due to the expense impact related to the September 2011 and 2012 grants.
Additional employee separation costs contributed to the rise in overall expenses in the first nine months of 2012. The employee separation costs included our voluntary exit incentive plan announced in the second quarter of 2012.
An increase in our non-qualified deferred compensation liability, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to an increase in compensation and benefits expense.
The decreases in license and other fee agreements expenses in the third quarter and first nine months of 2012 were largely due to lower contract volume. These decreases were partially offset by additional fees paid to S&P/DJI Indices LLC in connection with a new licensing agreement.
In the third quarter of 2012 when compared with the same period in 2011, the decrease in expense was partially offset by an increase in the accrual for possible litigation settlements and associated legal fees due to ongoing litigation activity.
Operating expenses also decreased in the third quarter and first nine months of 2012, when compared with the same periods in 2011, due to decreases in currency fluctuation losses resulting from favorable changes in exchange rates on certain foreign cash balances.
Amortization of purchased intangibles declined as a result of the contribution of the DJI asset group, the sale of CMA and the expiration of certain lease-related intangible assets in the second quarter of 2012.
Bonus expense decreased due to performance relative to our 2012 cash earnings target when compared with 2011 performance relative to our 2011 cash earnings target.

Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change	2012	2011	Change
Investment income	$13.1	$3.7	n.m.	$31.3	$27.1	16%
Gains (losses) on derivative investments	—	—	—	—	(0.1)	(100)
Interest and other borrowing costs	(30.2)	(29.0)	4	(88.2)	(87.8)	—
Equity in net gains (losses) of unconsolidated subsidiaries	16.5	(0.9)	n.m.	14.8	(3.1)	n.m.
Other non-operating income (expense)	0.4	—	—	65.6	—	—
Total Non-Operating	$(0.2)	$(26.2)	(99)	$23.5	$(63.9)	(137)
n.m. not meaningful
The increases in investment income during the third quarter and first nine months of 2012, when compared with the same periods in 2011, were attributable to increases in gains on marketable securities related to our non-qualified deferred compensation of $6.5 million and $7.4 million in the third quarter and first nine months of 2012, respectively. Gains and losses from these non-qualified deferred compensation plan securities are offset by an equal amount of compensation and benefits expense. Dividend income also increased by $2.1 million in the third quarter of 2012 when compared with the same period in 2011 due largely to higher dividends from our investment in IMAREX ASA in the third quarter of 2012 when compared with the same period in 2011. The increase in investment income was partially offset by a decrease in dividend income of $4.6 million in the first nine months of 2012 compared with the same period in 2011 due largely to a decrease in dividends from our investment in BM&FBOVESPA in the first nine months of 2012 when compared with the same period in 2011.
On September 10, 2012, we issued $750.0 million of 3.0% fixed rate notes due September 2022, which contributed to the increase in the weighted average borrowings outstanding and decreases in weighted average effective yield and total cost of borrowings in the third quarter of 2012 when compared with the same period in 2011. Interest expense remained flat in the first nine months of 2012 when compared with the same period in 2011 because additional expense related to the issuance of fixed rate notes in September 2012 was offset by the accelerated amortization of debt issue costs related to the $420.5 million term loan that was paid off in January 2011.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change	2012	2011	Change
Weighted average borrowings outstanding	$2,283.7	$2,112.5	$171.2	$2,170.0	$2,153.5	$16.5
Weighted average effective yield	5.06%	5.21%	(0.15)%	5.19%	5.21%	(0.02)%
Average cost of borrowings (1)	5.28	5.45	(0.17)	5.43	5.51	(0.08)

(1)	Average cost of borrowings includes interest, the effective portion of interest rate hedges, commitment fees, discount accretion and debt issuance costs.
In the third quarter of 2012, we recognized income from our investment in the McGraw venture of $17.4 million, which contributed to increases in equity in net gains (losses) of unconsolidated subsidiaries in the third quarter and first nine months of 2012 when compared with the same periods in 2011.
In the first nine months of 2012, we recognized a net gain of $59.9 million related to the contribution of the DJI asset group and the sale of CMA. In the third quarter of 2012, we recognized a gain of $5.7 million related to the recovery of a 2008 impairment loss on a corporate debt security held in the NYMEX securities lending portfolio.
Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2012	2011	Change
Quarter Ended September 30	44.7%	42.3%	2.4%
Nine Months Ended September 30	44.9%	31.9%	13.0%
In the third quarter of 2012 when compared with the same period in 2011, the effective tax rate was higher due to additional income tax expense of $15.7 million related to increases in deferred tax liabilities associated with the McGraw venture as well as the establishment of deferred tax liabilities related to our acquisition of Pivot Inc.
In the second quarter of 2012, we established deferred tax liabilities associated with the McGraw venture resulting in a $132.0 million non-cash increase in our income tax provision. This increase in the income tax provision contributed to a higher effective tax rate in the first nine months of 2012 when compared with the same period in 2011.The increase in the effective tax rate in the first nine months of 2012 when compared with the same period in 2011 was also attributable to a change in state tax apportionment in the first quarter of 2011. This change resulted in a $118.1 million reduction in our income tax provision in the first nine months of 2011, which was due largely to a revaluation of our existing deferred tax liabilities. Additionally, in the first quarter of 2011, we began marking-to-market our investment in BM&FBOVESPA, which resulted in a $48.8 million reduction in our income tax provision in the first nine months of 2011 due to the release of valuation allowances on other unrealized capital losses previously reserved.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities was lower in the first nine months of 2012 when compared with the same period in 2011 due primarily to a decrease in trading volume. Cash used in investing activities in the first nine months of 2012 was lower than cash used in the same period of 2011 due to the receipt of proceeds from the sale of the CBOT building. Cash provided by financing activities was higher in the first nine months of 2012 when compared with the same period in 2011. The increase was attributable to the receipt of $747.7 million in proceeds from debt issued in September 2012 in contrast with repayments of $420.5 million of debt in the first quarter of 2011. In addition, we repurchased $220.4 million of Class A common stock in the first nine months of 2011. The net increase attributable to debt issuances and repayments was partially offset by a $363.7 million increase in cash dividends paid in the first nine months of 2012 when compared with the same period in 2011.
Debt Instruments. The following table summarizes our debt outstanding as of September 30, 2012:

(in millions)	Par Value
Fixed rate notes due August 2013, interest equal to 5.40%	$750.0
Fixed rate notes due February 2014, interest equal to 5.75%	750.0
Fixed rate notes due March 2018, interest equal to 4.40% (1)	612.5
Fixed rate notes due September 2022, interest equal to 3.00% (2)	750.0

(1)
In February 2010, we entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46% beginning with the interest accrued after March 18, 2010.

(2)
In August 2012, we entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 3.32% at issuance on September 10, 2012.

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
We maintain a 364-day fully secured, committed line of credit with a consortium of domestic and international banks to be used in certain situations by our CME or CMECE clearing house. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of U.S. Treasury securities, U.S. Government agency securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $3.0 billion. At September 30, 2012, guaranty funds available to collateralize the facility totaled $4.5 billion. We have the option to request an increase in the line from $3.0 billion to $5.0 billion. In addition to the 364-day fully secured, committed line of credit, we also have the option to use the $1.0 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default in certain circumstances.
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
At September 30, 2012, we have excess borrowing capacity for general corporate purposes of approximately $1.0 billion under our multi-currency revolving senior credit facility.
As of September 30, 2012, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a substantial portion of the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At September 30, 2012, the letters of credit totaled $196.0 million.
The following table summarizes our credit ratings as of September 30, 2012:

	Short-Term	Long-Term
Rating Agency	Debt Rating	Debt Rating	Outlook
Standard & Poor’s	A1+	AA-	Negative
Moody’s Investors Service	P1	Aa3	Stable
Given our cash flow generation, our ability to pay down debt levels and our ability to refinance existing debt facilities if necessary, we expect to maintain an investment grade rating. As provided in trust indenture documents, if our ratings are downgraded below investment grade due to a change of control, we are required to make an offer to repurchase our fixed rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
Liquidity and Cash Management. Cash and cash equivalents totaled $2.0 billion at September 30, 2012 and $1.0 billion at December 31, 2011. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. Government agency securities. Our exposure to risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets on the consolidated balance sheets.
On November 7, 2012, CME Group’s board of directors declared a regular quarterly dividend of $0.45 per share payable on December 26, 2012 to the shareholders of record as of December 10, 2012. The total dividend payment will be approximately $150.0 million.
Net current deferred tax assets of $32.0 million are included in other current assets at both September 30, 2012 and December 31, 2011. Total net current deferred tax assets are attributable to unrealized losses, stock-based compensation and accrued expenses.
Net long-term deferred tax liabilities were $7.3 billion and $7.2 billion at September 30, 2012 and December 31, 2011, respectively. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers including CBOT Holdings and NYMEX Holdings.
Valuation allowances of $29.8 million have been provided for domestic and foreign net operating losses in various jurisdictions for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.
Regulatory Requirements. CME is regulated by the Commodity Futures Trading Commission (CFTC) as a U.S. Derivatives Clearing Organization (DCO). Beginning in May 2012, DCOs are required to maintain capital as defined by the CFTC in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a committed line of credit at least equal to six months of projected operating expenses. CME is in compliance with the DCO financial requirements.

CME, CBOT, NYMEX and Commodity Exchange, Inc. (COMEX) are regulated by the CFTC as Designated Contract Markets (DCM). Beginning in October 2012, DCMs are also required to maintain capital as defined by the CFTC in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a committed line of credit at least equal to six months of projected operating expenses. Our DCMs are in compliance with the DCM financial requirements.
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
The following is an update to the legal proceedings disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2012 and the Quarterly Report, filed with the SEC on August 8, 2012.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1 to July 31	240	$52.70	—	$—
August 1 to August 31	213	53.68	—	—
September 1 to September 30	105,647	58.89	—	—
Total	106,100	$58.87	—

(1)	Shares purchased consist of an aggregate of 106,100 shares of Class A common stock surrendered in the third quarter of 2012 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

4.1
Fifth Supplemental Indenture (including the form of 3.00% note due 2022), dated September 10, 2012, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on September 10, 2012.

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

CME Group Inc. (Registrant)

Dated: November 8, 2012	By:	/s/ James E. Parisi
Chief Financial Officer & Senior Managing Director Finance and Corporate Development