Form 10-K
period 2012-12-31
CME GROUP INC.
filed 2013-03-01
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29 2012, was approximately $17.7 billion (based on the closing price per share of CME Group Inc. Class A common stock on the NASDAQ Global Select Market (NASDAQ) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 13, 2013 was as follows: 333,577,524 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the CME Group Inc.’s Proxy Statement for the 2013 Annual Meeting of Shareholders	Part III

CME GROUP INC.
ANNUAL REPORT ON FORM 10-K

PART I
Certain Terms
All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.
Unless otherwise indicated, references to CME Group Inc. (CME Group) products include references to exchange-traded products on one of its regulated exchanges: Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX) and The Board of Trade of Kansas City, Missouri, Inc. (KCBT). Products listed on these exchanges are subject to the rules and regulations of the particular exchange and the applicable rulebook should be consulted. Unless otherwise indicated, references to NYMEX include its subsidiary, COMEX.
Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our Web site does not constitute a part of this Annual Report on Form 10-K.
Information about Contract Volume and Average Rate per Contract
All amounts regarding contract volume and average rate per contract exclude our TRAKRS, Swapstream, credit default swaps, interest rate swaps and CME Clearing Europe contracts.
Trademark Information
CME Group is a trademark of CME Group Inc. The Globe logo, CME, Chicago Mercantile Exchange, Globex, E-mini, Green Exchange, The Green Exchange and Design, and GreenX are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. COMEX is a trademark of Commodity Exchange, Inc. KCBT and Kansas City Board of Trade are trademarks of The Board of Trade of Kansas City, Missouri, Inc. Dow Jones, Dow Jones Industrial Average, S&P 500, and S&P are service and/or trademarks of Dow Jones Trademark Holdings LLC, Standard & Poor's Financial Services LLC and S&P/Dow Jones Indices LLC, as the case may be, and have been licensed for use by Chicago Mercantile Exchange Inc. All other trademarks are the property of their respective owners.
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

•
our ability to keep pace with rapid technological developments, including our ability to complete the development, implementation and maintenance of the enhanced functionality required by our customers while ensuring that such technology is not vulnerable to security risks;

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

•
changes in domestic and non-U.S. regulations, including the impact of any changes in domestic and foreign laws or government policy with respect to our industry, including any changes to regulations and policies that require increased financial and operational resources from us or our customers;

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

•	our ability to accommodate increases in contract volume and order transaction traffic without failure or degradation of the performance of our trading and clearing systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our acquisition, investment and alliance strategy;

•	our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax or user fee on futures and options on futures transactions and/or repeal of the 60/40 tax treatment of such transactions;

•	the unfavorable resolution of material legal proceedings; and

•	the seasonality of the futures business.
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of this Report beginning on page 17.

ITEM 1.	BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
Building on the heritage of its futures exchanges (CME, CBOT, NYMEX, COMEX and KCBT), CME Group serves the risk management and investment needs of customers around the globe.
CME was founded in 1898 as a not-for-profit corporation. In 2000, CME demutualized and became a shareholder-owned corporation. As a consequence, we adopted a for-profit approach to our business, including strategic initiatives aimed at optimizing contract volume, efficiency and liquidity. In 2002, Chicago Mercantile Exchange Holdings Inc. (CME Holdings) completed its initial public offering of its Class A common stock, which is listed on the NASDAQ Global Select Market under the symbol “CME”. In 2007, CME Holdings merged with CBOT Holdings, Inc. and was renamed CME Group. In connection with the merger, we acquired the CBOT exchange. CBOT is a leading marketplace for trading agricultural and U.S. Treasury futures as well as options on futures. In 2008, we merged with NYMEX Holdings and acquired NYMEX and COMEX. On NYMEX, customers primarily trade energy futures and options contracts, including contracts for crude oil, natural gas, heating oil and gasoline, as well as over-the-counter energy transactions cleared through CME ClearPort. On COMEX, customers trade metal futures and options contracts, including contracts for gold, silver and copper. We launched CME Clearing Europe in 2011 to expand our European presence and further extend the geographical reach of our clearing services. In January 2012, we launched our co-location business which is comprised of hosting, connectivity and customer support services providing further diversification of our revenue stream. In June 2012, we established a new joint venture in which McGraw-Hill contributed its Standard & Poor's (S&P) Indices business and we contributed a portion of our CME Group Index Services business to create S&P/Dow Jones Indices LLC (S&P/DJI), a global leader in index services. Our CME Group Index Services business was originally formed in 2010 as part of a joint venture with Dow Jones & Company. As part of the formation of the joint venture in 2012, McGraw-Hill acquired our credit derivatives market data business. In September 2012, we applied to the United Kingdom's Financial Services Authority (FSA) to create a London-based derivatives exchange. Pending regulatory approval as a Recognized Investment Exchange, CME Europe Limited will initially begin trading foreign exchange futures products and is expected to launch mid-2013. In November 2012, we acquired KCBT, which is the leading futures market for hard red winter wheat. In 2012, we began operating a registered swap data repository service that supports credit, interest rates, commodities and foreign exchange asset classes.
Our futures and clearing business has historically been subject to the extensive regulation of the Commodity Futures Trading Commission (CFTC). As a result of our global operations, we are also subject to the rules and regulations of the local jurisdictions in which we conduct business. This includes the FSA, based on our offering of various CME Group products and services to European customers and the operation of CME Clearing Europe, and the Securities and Exchange Commission (SEC), in connection with our offering of clearing services for security-based swaps. In July 2012, the Financial Stability Oversight Council designated our U.S. clearing house as a systemically important financial market utility which carries with it additional regulatory oversight of certain of our risk-management standards, clearing, and settlement activities.
Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, and our telephone number is 312-930-1000.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
The company reports the results of its operations as one reporting segment primarily comprised of the CME, CBOT, NYMEX, COMEX and KCBT exchanges. The remaining operations do not meet the thresholds for reporting separate segment information.
NARRATIVE DESCRIPTION OF BUSINESS
We offer the widest range of global benchmark products across all major asset classes based on interest rates, equity indexes, foreign exchange, energy, agricultural commodities, metals, weather and real estate. Our products include both exchange-traded and over-the-counter derivatives. We bring buyers and sellers together through our CME Globex electronic trading platform across the globe and our open outcry trading facilities in Chicago, New York City and Kansas City, and provide hosting, connectivity and customer support for electronic trading through our co-location services. Our CME Direct technology offers side-by-side trading of exchange-listed and over-the-counter markets. We also provide clearing and settlement services for exchange-traded contracts, as well as for cleared over-the-counter derivatives transactions. Finally, we offer a wide range of market data services — including live quotes, delayed quotes, market reports and a comprehensive historical data service — and have expanded into the index services business.

Our Competitive Strengths
CME Group offers a number of key differentiating elements that set it apart from its competitors, including:
Highly Liquid Markets — Our listed futures markets provide an effective forum for our customers to manage their risk and meet their investment needs relating to our markets. We believe that our customers choose to trade on our centralized market due to its liquidity and price transparency. Market liquidity — or the ability of a market to absorb the execution of large purchases or sales quickly and efficiently, whereby the market recovers quickly following the execution of large orders — is key to attracting customers and contributing to a market's success.
Most Diverse Product Line — Our products provide a means for hedging, speculation and asset allocation relating to the risks associated with, among other things, interest rate sensitive instruments, equity ownership, changes in the value of foreign currency, credit risk and changes in the prices of agricultural, energy and metal commodities. The estimated percentage of clearing and transaction fees revenue contributed by each product line is as follows:

Product Line	2012	2011	2010
Interest rate	25%	27%	27%
Equity	19	21	21
Foreign exchange	7	7	7
Agricultural commodity	16	13	12
Energy	27	26	27
Metal	6	6	6
We believe that the breadth and diversity of our product lines and the variety of their underlying contracts is beneficial to our overall performance when an individual product line or individual product is impacted by macroeconomic factors. Additionally, our asset classes contain various products designed to address differing risk management needs.
Our products are traded through the CME Globex electronic trading platform, our open outcry auction markets in Chicago, New York City and Kansas City, and through privately negotiated transactions that we clear. The estimated percentage of clearing and transaction fees revenue contributed by each trading venue is as follows:

Trading Venue	2012	2011	2010
Electronic	76%	75%	74%
Open outcry	7	9	10
Privately negotiated	6	5	5
CME ClearPort (OTC)	11	11	11
Our products generate valuable information regarding prices and trading activity. We distribute our market data over the CME market data platform directly to our electronic trading customers as part of their access to our markets, as well as to quote vendors who consolidate our market data with that from other exchanges, other third-party data providers and news sources, and then resell their consolidated data. The estimated contributions of our market data and information services products, excluding our index market data offerings, based on percentage of total revenue over the last three years, were 12% in 2012, 10% in 2011 and 11% in 2010.
In 2010, we expanded our market data offerings through our joint venture with Dow Jones — CME Group Index Services — which further diversified our revenue streams. In June 2012, we established our new joint venture with McGraw-Hill and contributed a portion of our CME Group Index Services business to create S&P/DJI. We derived 2% of our revenues from our index services business in 2012, 3% in 2011 and 2% in 2010.
Safety and Soundness of our Markets — We understand the importance of ensuring that our customers are able to manage and contain their trading risks. As the markets and the economy have evolved, we have worked to adapt our clearing services to meet the needs of our customers. We apply robust risk management standards and enforce and facilitate applicable CFTC customer protection standards for exchange-traded products and cleared over-the-counter derivatives. Clearing member firms are continually monitored and examined to assess their outstanding risk, capital adequacy and compliance with customer protection rules and regulations. We utilize a combination of risk management capabilities to assess our clearing firms and their account exposure levels for all asset classes 24 hours a day throughout the trading week. Our U.S. clearing house is operated within our CME exchange. We also operate a UK clearing house — CME Clearing Europe. In connection with our acquisition of KCBT, we acquired its clearing house. We expect to complete the integration of the KCBT clearing house with our U.S. clearing house in April 2013.

Our integrated clearing function is designed to ensure the safety and soundness of our markets. Our clearing services are designed to protect the financial integrity of our markets by serving as the counterparty to every trade, becoming the buyer to each seller and the seller to each buyer, and limiting credit risk. The clearing house is responsible for settling trading accounts, clearing trades, collecting and maintaining performance bond funds, regulating delivery and reporting trading data. CME Clearing marks open positions to market at least twice a day, and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market daily, with the capacity to mark-to-market more frequently as market conditions warrant. We also offer clearing services through CME ClearPort, a comprehensive set of flexible clearing services for the global over-the-counter market backed by CME Clearing. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” beginning on page 53 and “Item 1A. Risk Factors,” beginning on page 17, for more information on our financial safeguards package and the associated credit risks related to our clearing services.
Superior Trading Technology and Distribution — We strive to provide the most flexible architecture in terms of bringing new technology, innovations and solutions to the market. Our CME Globex electronic trading platform is accessible on a global basis nearly 24 hours a day throughout the trading week. In 2012, we launched the next generation of CME Globex reducing order entry and market data latency variability along with increasing capacity and cost efficiency.
 Our platform offers:

•	certainty of execution;

•	vast capabilities to facilitate complex and demanding trading;

•	direct market access;

•	fairness, price transparency and anonymity; and

•
global distribution, including connection through high-speed international telecommunications hubs in key financial centers in Europe, Asia and Latin America, and hosting or global order routing to our global partner exchanges.

In January 2012, we launched our service offerings for co-location at our data center facility, which houses our trading match engines for all products traded on the CME Globex platform. The service provides the lowest latency connection for our customers. The offering is made available to all customers on equal terms. We derived 2% of our revenues from our co-location business in 2012. We also enhanced our trading technology with the launch of CME Direct, which offers on-line trading of both exchange-traded and over-the-counter markets. In 2012, 84% of our contract volume was conducted electronically.
Our Strategic Initiatives
The following is a description of our strategic initiatives:
Leading Core Business Innovation — We continue to enhance our customer relations to allow us to further cross-sell our products, expand on the strength of our existing benchmark products and launch new products. Over the last three years, our key new product launches included the Ultra-long Bond Treasury futures and options, Weekly Treasury options and a deliverable interest rate swap futures product. During the year, we also completed the acquisition of the KCBT, providing customers with greater capital efficiencies, new trading opportunities and additional products to manage their global wheat price risk. We also acquired the Green Exchange, LLC and integrated its products into our energy product suite which adds to our energy complex and expands our reach into the environmental market.
Globalizing our Company and our Business — Our goal is to continue to expand and diversify our customer base worldwide and offer customers around the world the most broadly diversified portfolio of benchmark products. We expanded our product suite with the launch of a number of regionally specific products, including Black Sea Wheat, deliverable renminbi futures and Chinese Steel Rebar swap futures, which help us appeal to risk management needs unique to a particular geography. We continue to believe that we have significant opportunity to expand the participation of our non-U.S. customer base in our markets. We are focusing on core growth in global markets because we believe that Asia, Latin America, and other emerging markets will experience superior economic and financial markets growth over the next decade compared with the more mature North American and European markets. In particular, we plan to expand our presence in major financial centers in Asia, grow our commodities business with non-U.S. customers and products and penetrate emerging markets, such as China and India.
To further enhance our customers' trading opportunities, we have partnered with leading exchanges around the world to make their products available on or through our CME Globex platform and network. These arrangements allow our customers to access many of the world's most actively traded equity futures contracts — Brazilian IBovespa index futures, Korean Kospi 200 index futures, Indian Nifty 50 index futures, Japanese Nikkei 225 index futures and the Mexican IPC index. These strategic relationships allow us to accelerate our market penetration, expand our customer reach, lower barriers of access to global benchmarks and develop product sales channels with local brokers. These relationships are also designed to allow the customers of our partner exchanges to access our products and markets. During 2012, we strengthened our international partnerships, including implementing our cross-listing and cross-licensing arrangement with BM&FBOVESPA S.A. (BM&FBOVESPA), and increasing our investment in the Dubai Mercantile Exchange to help build the new benchmark for crude oil East of Suez.
In May 2011, we launched CME Clearing Europe and we have made steady progress building on our European presence to further extend the geographical reach of our clearing services. We offer clearing services on over-the-counter commodity derivative products, including energy, agriculture, freight and precious metals, through CME Clearing Europe, and we continue to expand the range of eligible products. Next steps include the clearing of interest rate swaps.
In September 2012, we applied to the FSA for approval to create a London-based exchange that will initially offer trading of foreign exchange futures products and ultimately expand into other products. We believe establishing an exchange in the United Kingdom will leverage the central counterparty model of CME Clearing Europe and will allow us to more closely align with our regional customers in both listed and over-the-counter markets, and will provide additional opportunities to our expanding non-U.S. customer base.
Expanding our Existing Customer Base and Enhancing our Product and Services Offerings to Meet their Risk Management Needs — We plan to grow our business by targeting cross asset sales across client segments, driving international sales (specifically in Asia and Europe) and generating new client participation across all regions. We have a long history of providing customer choice and flexibility and believe that our products and services make us well positioned to help our customers adapt and comply with the new regulations, while enabling them to manage their risks in as efficient a manner as possible. With the continued implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and Basel III Interim Capital Framework (Basel III), we expect global banks to look for capital efficiencies and move to centralized clearing on a futures exchange. We continue to focus on new customer onboarding for swaps clearing services, expanding our over-the-counter product offerings and working with the buy- and sell-sides to meet their needs for real-time clearing, risk management and data reporting.
Extending our Capabilities and Business in the Over-the-Counter Markets — Our goal is to provide a comprehensive multi-asset class clearing solution to the market for maximum operational ease and the capital efficiency that comes with connecting to a single clearing house. Our over-the-counter offerings provide participants the extensive counterparty credit risk reduction and transparency of our clearing services while preserving the prevailing execution processes, technology platforms and economic structures currently in use in the marketplace. We have built a multi-asset class over-the-counter clearing solution. We offer clearing services for cleared over-the-counter derivatives in interest rate swaps, credit default swaps, foreign exchange and commodities. In 2012, we strengthened the capabilities of our over-the-counter product offering with the launch of portfolio margining of interest rate swaps and futures positions for all market participants. We continue to collaborate with buy- and sell-side customers to provide the innovative products and services they need to manage their risk effectively in a continuously evolving marketplace. In 2012, we cleared over-the-counter transactions with a notional value of over $1.1 trillion, and open interest as of December 31, 2012 was $691.8 billion. Our CME ClearPort platform offers an array of clearing services that depend on the nature of the product traded and has the capacity to clear and report transactions in multiple asset classes.
Establishing Ourselves as the Leading Exchange Company Provider of Information Products and Index Services and Enhancing our Intellectual Property Portfolio — We offer a variety of market data services for the futures, equities and the over-the-counter markets. In June 2012, we established a new joint venture in which McGraw-Hill contributed its S&P Indices business and we contributed a portion of our CME Group Index Services business to create S&P/DJI, a global leader in index services. This new venture creates a leading index provider well-positioned to serve global institutional and retail customers and will allow us to continue to be innovative with product development and co-branding across asset classes. As part of the agreement, we acquired a long-term, ownership-linked, exclusive license to list futures and options on futures based on the S&P Indices. Our CME Group Index Services business was originally formed in 2010 as part of a joint venture with Dow Jones & Company. We also plan to expand our existing intellectual property portfolio for our technology and product and services offerings.
Patents, Trademarks and Licenses
We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and in other parts of the world. We have registered many of our most important trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We also own the copyright to a variety of materials. Those copyrights, some of which are registered, include printed and on-line publications, web sites, advertisements, educational material, graphic presentations and other literature, both textual and electronic. We attempt to protect our intellectual property rights by relying on trademarks, patents, copyrights, database rights, trade secrets, restrictions on disclosure and other methods.

We offer equity index futures and options on key benchmarks, including S&P, NASDAQ, Dow Jones and Nikkei indexes. We also have an agreement with the Chicago Board Options Exchange (CBOE) to list futures and options on futures for volatility indexes on a variety of asset classes. These products are listed by us subject to license agreements with the applicable owners of the indexes. We have exclusive arrangements with Standard & Poor's (S&P), The NASDAQ OMX Group, Inc. (NASDAQ) and Dow Jones, and non-exclusive arrangements with the other third parties. In connection with our joint venture with McGraw-Hill, we entered into a new license agreement with S&P (S&P License Agreement), which superseded our prior licensing arrangements and was assigned to the joint venture. In accordance with the terms and conditions of the S&P License Agreement, the joint venture granted CME a license to use certain S&P stock indexes and the related trade names, trademarks and service marks in connection with the creating, issuing, listing, trading, clearing, marketing and promoting of futures contracts, options on futures contracts, swaps and other derivative contracts. CME’s license for the S&P 500 Index will be exclusive for futures and options on futures until one year prior to the termination of the S&P License Agreement, and non-exclusive for the last year. The license for the other S&P stock indexes is generally exclusive for futures and options on futures. The term of the S&P License Agreement will continue until the later of (i) December 31, 2017 or (ii) the date that is one year after the date that CME Group ceases to own at least five percent (accounting for dilution) of the outstanding joint venture interests. Upon the occurrence of certain events, including certain terminations of the joint venture, the term may be extended up to an additional ten years. The S&P License Agreement also provides CME with certain rights to sublicense its rights under the agreement to any third-party exchange or other organized trading facility located outside of the United States. CBOT has a license agreement (Dow Jones License Agreement) with CME Group Index Services LLC (CME Indexes), which has also been assigned to the joint venture. The Dow Jones License Agreement provides CBOT and certain of its affiliates a license to use certain Dow Jones stock indexes and the related trade names, trademarks and service marks in connection with the creating, listing, trading, clearing, marketing and promoting of futures contracts, options on futures contracts and other financial products that are based upon such Dow Jones stock indexes. Indexes to which CBOT has exclusive license rights include the Dow Jones Composite Index, the Dow Jones Industrial Average Index, the Dow Jones Transportation Average Index and the Dow Jones Utility Average Index, among others. CBOT holds a non-exclusive license for the Dow Jones Global Titans 50 Index, Dow Jones Italy Titans 30 Index, Dow Jones Sector Titans Indexes and Dow Jones U.S. Real Estate Index, among others. CBOT also has certain rights to sublicense its rights under the Dow Jones License Agreement to any other exchange for the trading of futures contracts and options on futures contracts. The initial term of the agreement is from July 1, 2011 through June 30, 2026. Following the initial term, the Dow Jones License Agreement shall automatically renew for renewal terms of five years thereafter so long as there is open interest in any of CBOT’s or its affiliates’ products based on one or more of the Dow Jones licensed indexes. In the event there is no open interest in any such products, then CME Indexes may terminate the agreement by providing written notice of non-renewal to CBOT at least six months prior to the end of the initial term or the then current renewal term — provided that if any open interest arises during such six-month period, the agreement shall automatically renew. Our NASDAQ license is exclusive through 2019. Copies of our S&P, Dow Jones and NASDAQ license arrangements have been filed as material contracts. We pay the applicable third party per trade fees based on contract volume under the terms of these licensing agreements.
Following the well-publicized issues relating to the credibility of the London Interbank Offered Rate (LIBOR), numerous investigations were undertaken by regulators and an official study of the benchmark was commissioned to evaluate potential reforms. We currently have a licensing and membership agreement with BBA Enterprises Limited and the British Bankers' Association (collectively, BBA) for the use of LIBOR to settle several of our interest rate products, including our Eurodollar contract. For the license, we paid an upfront fee and pay an annual fee. Based on the ongoing review of LIBOR, we expect LIBOR to be reformed rather than replaced and to continue as a regulated benchmark. Depending upon the outcome of the reform efforts, we may need to enter into a new license agreement with BBA or the organization appointed to administer the benchmark.
We cannot assure you that we will be able to maintain the exclusivity of our licensing agreements with S&P, Dow Jones and NASDAQ or be able to maintain our other existing licensing arrangements. In addition, we cannot assure you that others will not succeed in creating stock index futures based on information similar to that which we have obtained by license, or that market participants will not increasingly use other instruments, including securities and options based on the S&P, Dow Jones or NASDAQ indexes, to manage or speculate on U.S. stock risks. Parties may also succeed in offering indexed products that are similar to our licensed products without being required to obtain a license, or in countries that are beyond our jurisdictional reach and/or our licensors.

Seasonality
Generally, we have historically experienced relatively higher contract volume during the first and second quarters and sequentially lower contract volume in the third and fourth quarters. However, such seasonality may also be impacted by general market conditions or other events. During 2012, 27% of our consolidated revenues were recognized in the first quarter, 27% in the second quarter, 23% in the third quarter and 23% in the fourth quarter.
Working Capital
We generally meet our funding requirements with internally generated funds supplemented from time to time with public debt and commercial paper offerings. For more information on our working capital needs, see “Management's Discussion and Analysis of Operations and Financial Condition-Liquidity and Capital Resources,” beginning on page 50, which section is incorporated herein by reference.
Customer Base
Our customer base includes professional traders, financial institutions, institutional and individual investors, major corporations, manufacturers, producers and governments. Our customers can access our CME Globex trading platform across the globe. Customers may be members of one or more of our CME, CBOT, NYMEX or COMEX exchanges or a permit holder at KCBT. Rights to directly access our markets will depend upon the nature of the customer, such as whether the individual is a member or permit holder of one of our exchanges or has executed an agreement with us for direct access.
Trading rights and privileges are exchange specific. Trading on our open outcry trading floors is conducted exclusively by our members and permit holders. Membership on one of our futures exchanges or ownership of a KCBT permit also enables a customer to trade specific products at reduced rates and lower fees. Under the terms of the organizational documents of our exchanges, our members/permit holders have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership/permit holder benefit protections. In 2012, 79% of our contract volume was conducted by our members and permit holders.
The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. Two firms each represented 12% of our clearing and transaction fees revenue for 2012. In the event a clearing firm were to withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. In 2011, one of our largest clearing firms was placed into bankruptcy and we transferred all of their more than 30,000 customer accounts to other futures commission merchants.
Competition
The industry in which we operate is highly competitive and we expect competition to continue to intensify, especially in light of the implementation of Dodd-Frank and other reforms of the financial services industry. For example, Dodd-Frank gives the CFTC authority to require certain swaps to be cleared by central clearing houses and to require certain of those swaps mandated for clearing to be traded on exchanges or swap execution facilities, unless no exchange or swap execution facility makes the swap available for trading. While these new requirements create opportunities for us to expand our over-the-counter business, a number of market participants and other exchanges and less regulated trading platforms have developed, and likely will develop in the future, competing platforms and products.
We encounter competition in all aspects of our business, including from entities having substantially greater capital and resources, offering a wide range of products and services and some operating under a different and possibly less stringent regulatory regime. We face competition from other futures, securities and securities option exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large market participants; swap execution facilities; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and others.
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
We believe that we compete favorably with respect to these factors. Our deep, liquid markets; diverse product offerings; rate and quality of new product development; and efficient, secure settlement, clearing and support services, distinguish us from our competitors. We believe that in order to maintain our competitive position, we must continue to expand globally; develop new and innovative products; enhance our technology infrastructure, including its reliability and functionality; maintain liquidity and low transaction costs, and adopt additional customer protections designed to ensure the integrity of our market and the confidence of our customers.
Our principal competitors include other exchanges such as NYSE Euronext (NYSE), IntercontinentalExchange, Inc. (ICE), the Hong Kong Exchanges and Clearing Limited (HKEX) and Eurex Group. In addition, recent industry developments and alliances, such as the Electronic Liquidity Exchange (ELX), have resulted in a growing number of well-capitalized trading service providers that compete with all or a portion of our business. We expect industry participants to continue to look for ways to grow their business despite the challenging regulatory environment. For example, in December 2012, NYSE and ICE entered into a merger agreement pursuant to which ICE would acquire NYSE. HKEX completed its acquisition of the London Metal Exchange in 2012.
We face competition from the over-the-counter market with the trading of contracts similar to those traded or cleared on our exchanges, such as swaps, forward contracts and other exchange “look-alike” contracts, in which parties directly negotiate the terms of their contracts, as well as from spot markets, exchange-traded funds, contracts for difference and other substitutes for our products. Development of swap execution facilities and the mandated clearing requirement for certain products may create platforms that promote competitive substitutes for our privately negotiated and exchange-traded products. We primarily face competition from the LCH.Clearnet Group in interest rate swaps and ICE in credit default swaps.
Competition in our Transaction Processing Business
In addition to the competition we face in our derivatives business, we face a number of competitors in our transaction processing and other business services. In the past few years, there has been increased competition in the provision of clearing services and we expect competition to continue to increase in connection with the implementation of Dodd-Frank, which requires the mandatory central clearing of standardized over-the-counter products.
ICE has its own clearing operations which are comprised of regulated clearing houses across the United States, Europe and Canada. The Options Clearing Corporation clears U.S.-listed options and clears futures on a number of underlying financial assets including common stocks, currencies and stock indexes. New York Portfolio Clearing, a clearing house created by NYSE and The Depository Trust & Clearing Corporation (DTCC), clears interest rate futures contracts and cross-margins eligible positions against U.S. Treasury and agency securities and repurchase agreements cleared by DTCC's subsidiary, Fixed Income Clearing Corporation. We believe that other exchanges may also undertake to provide clearing services, especially in light of Dodd-Frank's clearing mandate.
We believe competition in the transaction processing and business services market is based on, among other things, the fees charged for the services provided; quality and reliability of the services; creditworthiness of the clearing house; timely delivery of the services; reputation; offering breadth; confidentiality of positions and information security protective measures; and the value of providing customers with capital efficiencies.
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

Regulatory Matters
Our operation of futures exchanges is subject to extensive regulation by the CFTC under a principles-based approach which requires that our exchange subsidiaries satisfy the requirements of certain core principles relating to the operation and oversight of our markets and our clearing house, but also, as a result of recent regulations, under a highly prescriptive regulatory regime. The CFTC carries out the regulation of the futures markets in accordance with the provisions of the Commodity Exchange Act as amended by, among others, the Commodity Futures Modernization Act and Dodd-Frank. The CFTC is subject to reauthorization every five years and is scheduled for reconsideration in 2013.
In light of widespread financial and economic difficulties in the U.S. and abroad, particularly acute in the latter half of 2008 and early 2009, there were calls for a restructuring of the regulation of financial markets. Dodd-Frank, which was signed into law in 2010, is a comprehensive banking and financial services reform package that includes significant changes to the oversight of the derivatives markets, both over-the-counter and exchange-traded. Dodd-Frank reinforces the core tenets of our markets:

•	price transparency,

•	liquid markets to minimize transaction cost,

•	market integrity,

•	customer protection, and

•	the safety and soundness of central counterparty clearing services.
Since the adoption of Dodd-Frank, the CFTC, the SEC, the Department of Treasury and other regulators have engaged in extensive rulemaking to implement the legislation. CME Group and others in the industry continue to actively participate in the rulemaking process, with the goal that the final regulations serve the public interest, foster competition and innovation and do not place the U.S. financial services sector at a competitive disadvantage in the evolving global financial markets. Over the past two years, a number of regulations implementing Dodd-Frank were finalized, including rules relating to mandatory clearing and the operation of a clearing house, anti-manipulation, large trader reporting, the definition of agricultural commodity and certain provisions of the rules applicable to designated contract markets. While we continue to believe that the new regulations provide opportunities for our business which we intend to explore, a significant portion of the Act, however, remains subject to further rulemaking, and such final regulations could include provisions that negatively impact our business. Several Congressional hearings have been held to evaluate the situation and various policy suggestions have been made to ensure the protection of customer segregated funds. We have incurred and expect to continue to incur significant additional costs to make the necessary changes to our business to comply with the provisions of Dodd-Frank and any new regulations stemming from these events.
Our key areas of focus in the regulatory environment are:

•
Changes to the core principles for designated contract markets, including any changes to the rules implementing the competitive execution requirements of Core Principle 9. Rules promulgated under this provision may require us to make modifications to the manner in which certain of our contracts trade and/or require that such products be de-listed as futures and re-listed as swaps after a specified compliance period.

•
Changes to the self-regulatory model, which, if modified, could alter the manner in which we currently oversee our marketplace. We believe that we are best positioned to continue to conduct financial and market surveillance of our clearing firms.

•
The implementation of the position limit rules, which could have a significant impact on our commodities business relative to such markets abroad given that it does not appear that foreign jurisdictions will impose position limits rules as stringent as those adopted by the CFTC. Although the CFTC adopted new position limits, they were subsequently vacated by the U.S. District Court for the District of Columbia and remanded back to the CFTC.

•
Concerns regarding the "one size fits all" rules for capital charges implementing Basel III, as well as whether we will be deemed a "qualified" central counterparty, and the risk that these new standards may impose overly burdensome capital requirements on our clearing members and customers, which may eliminate the incentives to trade liquid exchange-traded derivatives instead of other derivatives products with higher risk profiles.

•
The potential elimination of the 60/40 tax treatment of certain of our derivatives contracts, which would impose a significant increase in tax rates applicable to our market participants, and could result in a decrease in their trading activity.

•	The implementation of mechanisms to further protect customer funds at the futures commission merchant level, and to restore confidence in the derivatives markets.

Pursuant to Dodd-Frank, in July 2012, the Financial Stability Oversight Council designated CME, due its operation of our U.S. clearing house, as a systemically important financial market utility which carries with it additional regulatory oversight of certain of our risk-management standards, clearing and settlement activities.
In 2012, we began operating a registered swap data repository service that is subject to the oversight of the CFTC and we must comply with certain core principles under the Commodity Exchange Act.
As a global company with operations and locations around the world, we are also subject to the laws and regulations in the locations in which we do business.
The financial services industry outside of the United States is also undergoing similar significant change, particularly in Europe. For example, in the United Kingdom the government has proposed to reorganize its regulatory framework, which would include the dissolution of the FSA with oversight to be transitioned in April 2013 to the Bank of England, the Financial Conduct Authority and the Prudential Regulation Authority depending upon the status of the regulated entity. As a result, in the United Kingdom our operations could be subject to multiple regulators: CME Clearing Europe Limited (our U.K. clearing house) would be regulated by the Bank of England, CME Europe Limited (our proposed U.K. exchange) would be regulated by the Financial Conduct Authority and CME (our U.S. clearing house) would be regulated by the European Securities and Markets Authority (ESMA) as an overseas clearing house. The European Union is also undergoing similar change with multiple supervisory authorities, such as ESMA established in 2011. In addition to the national regulators, ESMA has a supervisory and oversight role over European clearing houses, non-European clearing houses, non-European exchanges, European trade repositories and non-European trade repositories providing services in Europe. Multiple legislations such as the European Market Infrastructure Regulation, the Markets in Financial Instruments Directive, the Capital Requirements Directive IV and the Market Abuse Directive, have been proposed with provisions similar to those contained in Dodd-Frank.
Compliance with these new regulations may require us and our customers to dedicate significant financial and operational resources which could result in some participants leaving our markets or decreasing their trading activity which would negatively affect our profitability. To the extent the regulatory environment following the implementation of Dodd-Frank and other financial reform regulations is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.
If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel or other sanctions, including revocation of our designations as a contract market and derivatives clearing organization.
In 2012, notifications from one of our market data distributors made in accordance with the requirements of our market data license agreement included disclosures that such distributor had disseminated our market data to the Government Trading Corporation (GTC) and to a European subsidiary of the National Iranian Oil Company (NIOC). In 2012, the gross revenues attributable to these indirect subscriptions made through the distributor were $3,150. The terms and conditions on which the market data was disseminated by the distributor to GTC and NIOC are the same as would be provided to any other indirect subscriber. Other than the execution of a uniform subscriber addendum that is made available to all of our distributors for use with their subscribers, we do not have any contractual or other relationship with GTC or NIOC. We believe that the distribution of our market data, which is otherwise publicly available in other forms on our Web site on a real-time and delayed basis, is exempt from applicable U.S. sanctions programs pursuant to a statutory and regulatory exemption for exports of information and informational materials. Nevertheless, we are in the process of requesting that our market data distributors refrain from providing our market data to their subscribers that are located in sanctioned countries or identified on the U.S. Treasury Department's Specially Designated Nationals and Blocked Persons List. The distribution of our market data to GTC and NIOC is subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRSHR Act) and Section 13(r) of the Securities Exchange Act of 1934 (Exchange Act), which requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with designated natural persons or entities involved in terrorism or the proliferation of weapons of mass destruction.  Disclosure is required whether or not the activities are sanctionable under U.S. law. In connection with these disclosures, we will be required to separately file, concurrently with this Annual Report, a notice that such activities have been disclosed in this report, which notice must also contain the information required by Section 13(r) of the Exchange Act.
There continues to be significant focus among the CFTC, SEC and foreign regulators relating to perceived risks, level playing field considerations and potential market abuses associated with algorithmic trading and high frequency trading following recent highly publicized technical problems, including the 2010 “flash crash” and the significant losses incurred by Knight Capital. Although not clearly defined, high frequency trading typically refers to professional traders, acting in a proprietary capacity, that engage in strategies that generate a large number of trades on a daily basis. The CFTC has formed a subcommittee to define high frequency trading within the context of automated trading systems, determine the appropriateness of creating multiple categories for high frequency traders, conduct an analysis of the oversight, surveillance and economic aspects, and identify potential market disruptions that could be provoked by such traders and possible mitigations. We believe, and there is considerable supporting evidence, that high frequency traders play an important role in the marketplace by increasing liquidity, narrowing spreads and enhancing the efficiency of markets. At this time, however, it is unclear whether these inquires will result in restrictions on the use of high frequency trading.
In the United States and Europe, there are several proposals to tax financial transactions or to assess user fees for market participants. For example, in the United States, there is discussion of assessing a user fee to fund the CFTC, and in Europe, legislative bodies are considering a tax on all financial transactions. In the past, efforts to implement a transaction tax or user fee have not been successful. The implementation of additional costs to use our markets may discourage institutions and individuals from using our products to manage their risks, which could adversely impact our contract volumes, revenues and profits, and may also adversely impact our ability to compete on an international level. A transaction tax or user fee in the U.S. may also cause market participants to transition to, and/or increase their derivatives trading in, jurisdictions outside the U.S. which do not necessarily impose a comparable cost at this time.
In addition, the U.S. Congress may propose to eliminate the favorable 60/40 tax treatment for futures. The current tax treatment for futures trading allows certain traders to pay a blend of taxes on their gains and losses from trading futures and options, with 60% at capital gains rates and 40% at ordinary tax rates. Any repeal of 60/40 tax treatment would impose a substantial increase in tax rates applicable to our market participants who are most responsible for creating liquid and efficient markets.
Employees
As of December 31, 2012, we had approximately 2,600 employees. We consider relations with our employees to be good.
Executive Officers
The following are our executive officers, including a description of their business experience over the last five years. Ages are as of February 1, 2013. Effective as of April 2012, the titles for CME Group's Management Team were changed from Managing Director to Senior Managing Director. As the change was not a substantive change in the individual's role at the Company, we have continued to reflect the original date that the individuals assumed their current roles.
Terrence A. Duffy, 54
Mr. Duffy has served as our Executive Chairman and President since May 2012. Mr. Duffy previously served as our Executive Chairman from 2006 and has been a member of our board of directors since 1995. He also served as President of TDA Trading, Inc. from 1981 to 2002 and has been a member of our CME exchange since 1981.
Phupinder S. Gill, 52
Mr. Gill has served as our Chief Executive Officer and a member of our board of directors since May 2012. Previously, he served as our President from 2007 to May 2012. Mr. Gill joined us in 1988 and since then has held various positions of increasing responsibility within the organization, including President and Chief Operating Officer, and Managing Director and President of CME Clearing and GFX Corporation. Mr. Gill also serves as our representative on the board of Bursa Malaysia Derivatives Berhad.
Kathleen M. Cronin, 49
Ms. Cronin has served as our Senior Managing Director, General Counsel and Corporate Secretary since 2003. Previously she served as Corporate Secretary and Acting General Counsel from 2002 through 2003. Prior to joining us, Ms. Cronin was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom from 1989 through 1995 and from 1997 through 2002.
Bryan T. Durkin, 52
Mr. Durkin has served as our Chief Operating Officer since 2007. He also held the title of Managing Director, Products and Services from 2010 to July 2012. Mr. Durkin joined us in connection with the CBOT merger and he previously held a variety of leadership roles with CBOT from 1982 to 2007, most recently as Executive Vice President and Chief Operating Officer.
Julie Holzrichter, 44
Ms. Holzrichter has served as Senior Managing Director, Global Operations since 2007. Ms. Holzrichter rejoined us in 2006 as our Managing Director, CME Globex Services and Technology Integration. Ms. Holzrichter previously held positions of increasing responsibility in our organization from 1986 to 2003 in trading operations.

Kevin Kometer, 48
Mr. Kometer has served as Senior Managing Director and Chief Information Officer since 2008. He previously served as Managing Director and Deputy Chief Information Officer from 2007 to 2008. Since joining the company most recently in 1998, he has held senior leadership positions in the Technology Division, including Managing Director, Trading Execution Systems and Director, Advanced Technology. Mr. Kometer was also with the company from 1994 to 1996.
James E. Parisi, 48
Mr. Parisi has served as our Chief Financial Officer since 2004. Mr. Parisi joined us in 1988 and has held positions of increasing responsibility within the organization, including Managing Director & Treasurer and Director, Planning & Finance.
Laurent Paulhac, 43
Mr. Paulhac has served as Senior Managing Director, Financial and OTC Products & Services since 2012 and as Managing Director, OTC Products and Services from 2009 to 2012. Prior to joining the company, Mr. Paulhac most recently served as Chief Executive Officer of Credit Market Analysis from 2005 to 2009.
Hilda Harris Piell, 45
Ms. Piell has served as Senior Managing Director and Chief Human Resources Officer since 2007. Previously she served as Managing Director and Senior Associate General Counsel, as Director and Associate General Counsel and as Associate Director and Assistant General Counsel since joining us in 2000.
James V. Pieper, 46
Mr. Pieper has served as our Managing Director and Chief Accounting Officer since 2010. Previously, Mr. Pieper served as Director and Controller since 2006 and as Associate Director and Assistant Controller from 2004 to 2006.
John W. Pietrowicz, 48
Mr. Pietrowicz has served as our Senior Managing Director, Business Development and Corporate Finance since 2010. Mr. Pietrowicz joined us in 2003 and since then has held various positions of increasing responsibility, including his most recent position of Managing Director and Deputy Chief Financial Officer from 2009 to 2010 and Managing Director, Corporate Finance and Treasury from 2006 to 2009.
Linda Rich, 49
Ms. Rich has served as our Senior Managing Director, Government Relations and Legislative Affairs since April 2012. Prior to assuming her current role, Ms. Rich served as Managing Director, Government Relations and Legislative Affairs since joining us in 2010. Before joining the company, Ms. Rich served as Senior Vice President, Government Relations for NYSE Euronext. Her background also includes serving as senior counsel to the U.S. House of Representatives Committee on Financial Services and as counsel to the U.S. House of Representatives Committee on Commerce.
Derek Sammann, 44
Mr. Sammann has served as our Senior Managing Director, Financial Products and Services since 2009. He previously served as our Global Head of Foreign Exchange Products since joining us in 2006. Prior to joining us, Mr. Sammann served as Managing Director, Global Head of FX Options and Structured Products at Calyon Corporate and Investment Bank in London from 1997 to 2006.
Kimberly S. Taylor, 51
Ms. Taylor has served as our President, CME Clearing since 2004 and as Managing Director, Risk Management in the Clearing House Division from 1998 to 2003. Ms. Taylor has held a variety of positions in the Clearing House, including Vice President and Senior Director. She joined us in 1989.
Kendal Vroman, 41
Mr. Vroman has served as our Senior Managing Director, Commodity and Information Products & Services since 2010. Mr. Vroman previously served as Managing Director and Chief Corporate Development Officer from 2008 to 2010. Mr. Vroman joined us in 2001 and since then has held positions of increasing responsibility, including most recently as Managing Director, Corporate Development and Managing Director, Information and Technology Services.

Scot E. Warren, 49
Mr. Warren has served as our Senior Managing Director, Equity Index Products and Index Services since 2010. Mr. Warren previously served as our Managing Director, Equity Products since joining us in 2007. Prior to that, Mr. Warren worked for Goldman Sachs as its Vice President, Manager Trading and Business Analysis Team. Prior to Goldman Sachs, Mr. Warren managed equity and option execution and clearing businesses for ABN Amro in Chicago and was a Senior Consultant for Arthur Andersen & Co. for financial services firms.
Robert Zagotta, 48

Mr. Zagotta has served as Senior Managing Director, Products and Services of CME Group since July 2012. Prior to joining the company, Mr. Zagotta most recently served as Executive Vice President, Business Strategy and Execution for Project Leadership Associates (PLA) from 2007 to July 2012, where he worked with CME Group on a number of strategic consulting assignments. Before joining PLA, Mr. Zagotta was a Partner and Co-Founder of Fourth Floor Consulting, which was acquired by PLA, and a Senior Manager at PricewaterhouseCoopers.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
CME Group has not historically tracked revenues based upon geographic location. Beginning in September 2011, we began tracking trading volume based on the country of origin of the transaction as disclosed to us by the customer. Prior to September 2011, we tracked trading volume based on the time of the execution of the trade and whether it occurred during traditional U.S. trading hours or through our international telecommunication hubs.
In 2012, we estimate that approximately 21% of our electronic trading volume originated from outside of the United States. The following table shows the percentage of our total contract volume on our Globex electronic trading platform generated during non-U.S. hours and through our international hubs for the last three years.

	2012	2011	2010
Trading during non-U.S. hours	17%	16%	15%
Trading through telecommunication hubs	15%	8%	9%

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
RISKS RELATING TO OUR INDUSTRY
Our business is subject to the impact of domestic and international market, economic and political conditions which are beyond our control and which could significantly reduce our contract volumes and make our financial results more volatile.
Our revenue is substantially dependent on the contract volume in our markets. Our contract volume is directly affected by domestic and international factors that are beyond our control, including:

•	economic, political and geopolitical market conditions;

•	volatile weather patterns, droughts, natural disasters and other catastrophes;

•	broad trends in industry and finance;

•	changes in price levels, contract volumes and volatility in the derivatives markets and in underlying equity, foreign exchange, interest rate and commodity markets;

•	changes in global or regional demand or supply shifts in commodities underlying our products;

•	legislative and regulatory changes, including any direct or indirect restrictions on or increased costs associated with trading in our markets;

•	competition;

•	changes in government monetary policies, especially central bank decisions related to quantitative easing;

•	availability of capital to our market participants and their appetite for risk-taking;

•	levels of assets under management; and

•	consolidation in our customer base and within our industry.
Any one or more of these factors may contribute to reduced activity in our markets. Historically, our trading volume has tended to increase during periods of heightened uncertainty due to increased hedging activity and the increased need to manage the risks associated with, or speculate on, volatility in the U.S. equity markets, fluctuations in interest rates and price changes in the foreign exchange, commodity and other markets. However, as evidenced by our performance in recent years, in the period after a material market disturbance, there may persist extreme uncertainties which may lead to decreased volume due to factors such as reduced risk exposure, lower interest rates, central bank asset purchase programs, and lack of available capital.  During 2012, the U.S. economy remained constrained due to uncertainty surrounding the Presidential election, the pending fiscal cliff, and fears of global recession.  Europe also continues to face uncertainty with some euro-zone countries in recession. As a result, period-to-period comparisons of our financial results are not necessarily meaningful. The shifts in market trading patterns experienced since the financial disturbance of 2008 may or may not persist, and they will be affected by future economic uncertainties, including the pending decisions regarding U.S. spending, central bank asset purchase activity and currency management policies around the world.  All of these uncertainties as well as new surprises may result in continued decreased trading volume and a more difficult business environment for us. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.
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
Since the adoption of Dodd-Frank, the CFTC, the SEC, the Department of Treasury and other regulators have engaged in extensive rulemaking to implement the legislation. CME Group and others in the industry continue to actively participate in the rulemaking process with the goal that the final regulations serve the public interest, foster competition and innovation and do not place the U.S. financial services sector at a competitive disadvantage in our evolving global financial markets. Over the past two years, a number of regulations implementing Dodd-Frank were finalized, including rules relating to mandatory clearing and the operation of a clearing house, anti-manipulation, large trader reporting, the definition of agricultural commodity and certain provisions of the rules applicable to designated contract markets. While we continue to believe that the new regulations provide opportunities for our business which we intend to explore, a significant portion of the Act, however, remains subject to further rulemaking, and such final regulations could include provisions that negatively impact our business, including changes to Core Principle 9.
The implementation of Basel III and its "one size fits all" rules for capital charges, as well as greater capital charges that will apply if we are not deemed a "qualified" central counterparty, may impose overly burdensome capital requirements on our bank-affiliated clearing members and customers, which could eliminate the incentives to trade liquid exchange-traded derivatives instead of other derivatives products with higher risk profiles. The local rules implementing these international standards have not been finalized. We will comply with CFTC regulations that will be issued, and therefore we expect to be deemed a "qualified" central counterparty when those regulations are effective. However, to the extent that we are not deemed a "qualified" central counterparty during the interim period or thereafter, it could result in increased costs to our bank-affiliated clearing members and result in them electing to clear their business at another "qualified" central counterparty or imposing increased costs on customers that prefer to clear at CME.

Additionally, the futures industry, its self-regulatory model and the segregation and customer protection regime are under scrutiny by the CFTC and Congress. Several Congressional hearings have been held to evaluate the situation and various policy suggestions have been made to ensure the protection of customer segregated funds.

Our operation of a registered swap data repository also subjects us to additional oversight of the CFTC and we must comply with additional core principles relating to the operation of this newly formed regulated business.
As a global company with operations around the world, we are also subject to the laws and regulations in the locations in which we do business. We cannot assure you that we and/or our directors, officers, employees and affiliates will be able to fully comply with these rules and regulations. We also cannot assure you that we will not be subject to claims or actions by any of these regulatory agencies. Our subsidiaries, CME Clearing Europe, CME Marketing Europe and CME Europe Limited (subject to obtaining FSA approval), are also subject to the supervision and oversight of the FSA (and in the future by the Bank of England and the Financial Conduct Authority which will replace the FSA). The regulatory environment in the United Kingdom and the European Union is undergoing significant reforms in connection with the oversight of the financial services industry. In response to the economic crisis, a number of financial service legislations covering issues similar to those included in Dodd-Frank have also been proposed in Europe. As we continue to expand our operations in the United Kingdom with our UK clearing house and proposed UK exchange, changes in the European (including the UK) regulatory environment will have a greater impact on our business.
Compliance with these new regulations may require us and our customers to dedicate significant financial and operational resources, which could result in some participants leaving our markets or decreasing their trading activity, which would negatively affect our profitability. To the extent the regulatory environment following the implementation of Dodd-Frank and other financial reform regulations is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.
If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel or other sanctions, including revocation of our designations as a contract market and derivatives clearing organization.
In the United States and Europe, there are several proposals to tax financial transactions or to assess user fees for market participants. For example, in the United States, there is a discussion of assessing a user fee to fund the CFTC, and in Europe, legislative bodies are considering a tax on all financial transactions. In the past, efforts to implement a transaction tax or user fee have not been successful. The implementation of additional costs to use our markets may discourage institutions and individuals from using our products to manage their risks, which could adversely impact our contract volumes, revenues and profits and also adversely impact our ability to compete on an international level. A transaction tax or user fee in the U.S. may also cause market participants to transition and/or increase their derivatives trading in jurisdictions outside the U.S., which do not necessarily impose a comparable cost at this time.
In addition, the U.S. Congress may propose to eliminate the favorable 60/40 tax treatment for futures. The current tax treatment for futures trading allows certain traders to pay a blend of taxes on their gains and losses from trading futures and options, with 60% at capital gains rates and 40% at ordinary tax rates. Any repeal of 60/40 tax treatment would impose a substantial increase in tax rates applicable to our market participants who are responsible for creating liquid and efficient markets.

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
Some of our largest clearing firms, which are significant customers and intermediaries in our products, have stressed the importance to them of centralizing clearing of futures contracts and options on futures contracts in order to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many clearing firms have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as part of for-profit enterprises. Some of these firms, along with certain industry associations, have sought, and may seek in the future, legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. Our strategic business plan is to operate a vertically integrated transaction execution, clearing and settlement business for our futures and options on futures business. If these legislative or regulatory changes are adopted, our strategy and business plan may lead clearing firms to establish, or seek to use, alternative clearing houses for clearing positions established on our exchanges. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit or stop the use of our products and markets. If any of these events occur, our revenues and profits could be adversely affected.
We face intense competition from other companies, including some of our members. If we are not able to successfully compete, our business will not survive.
The industry in which we operate is highly competitive and we expect competition to continue to intensify, especially in light of the implementation of Dodd-Frank and other reforms of the financial services industry. For example, Dodd-Frank gives the CFTC authority to require certain swaps to be cleared by central clearing houses and to require certain of those swaps mandated for clearing to be traded on exchanges or swap execution facilities, unless no exchange or swap execution facility makes the swap available for clearing. While these new requirements create opportunities for us to expand our over-the-counter business, a number of market participants and other exchanges and less regulated trading platforms have developed, and likely will develop in the future, competing platforms and products.
We encounter competition in all aspects of our business, including from entities having substantially greater capital and resources, offering a wide range of products and services and some operating under a different and possibly less stringent regulatory regime. We face competition from other futures, securities and securities option exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large market participants; swap execution facilities; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and others.
Our principal competitors include other exchanges such as NYSE, ICE, HKEX and Eurex Group. In addition, recent industry developments and alliances, such as ELX, have resulted in a growing number of well-capitalized trading service providers that compete with all or a portion of our business. We expect industry participants to continue to look for ways to grow their business despite the challenging regulatory environment. For example, in December 2012, NYSE and ICE entered into a merger agreement pursuant to which ICE would acquire NYSE. HKEX completed its acquisition of the London Metal Exchange in 2012.
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
Changes in regulations as a result of implementation of the Dodd-Frank Act and other restructuring of the regulation of the global financial markets or otherwise, may adversely impact our ability to compete, especially on a global basis.
Our contract volume, and consequently our revenues and profits, would be adversely affected if we are unable to retain our current customers or attract new customers.
The success of our business depends, in part, on our ability to maintain and increase our contract volume. To do so, we must maintain and expand our product offerings, our customer base and our trade execution facilities. Our success also depends on our ability to offer competitive prices and services in an increasingly price-sensitive business. For example, in recent years, some of our competitors have engaged in aggressive pricing strategies, including lowering the fees that they charge for taking liquidity and increasing liquidity payments/rebates they provide as an incentive for providers of liquidity in certain markets. We cannot assure you that we will be able to continue to expand our product lines, that we will be able to retain our current customers or attract new customers or that we will not be required to modify our pricing structure to compete effectively. Changes in our pricing structure may result in a decrease in our profit margin. We bill a substantial portion of our clearing and transaction fees to our clearing firms. If we are unable to effectively compete, we could experience decreased volumes. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. Two firms each represented 12% of our clearing and transaction fees revenue for 2012. Should a clearing firm withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. Additionally, from time to time, certain customers may represent a significant portion of the open interest in our individual product lines or contracts. If we fail to maintain our contract volume; expand our product offerings or execution facilities; or lose a substantial number of our current customers, or a subset of customers representing a significant percentage of contract volume in a particular product line; or are unable to attract new customers, our business and revenues will be adversely affected. The shortfall in customer segregated funds at MF Global and the misappropriation of customer property at Peregrine Financial Group, Inc. (PFG) may have an impact on the overall confidence in the futures markets, which could have a negative impact on contract volume. Furthermore, declines in contract volume due to loss of customers may negatively impact market liquidity, which could lead to further loss of contract volume.
As a financial services provider, we are subject to significant litigation risk and potential securities law liability.
Many aspects of our business involve substantial litigation risks. While we generally are protected by our rules limiting liability for system failures and certain forms of negligence and by statutory limits on private causes of actions in cases where we have not behaved in bad faith, we could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and the CFTC. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We may become subject to these claims as a result of failures or malfunctions of our systems and services we provide. For example, we served as the designated self regulatory organization for MF Global. There are ongoing investigations by the Department of Justice, the FBI, the CFTC, and the SEC into the events surrounding the MF Global bankruptcy, including determining which individuals and entities may have civil or criminal liability for the shortfall. We continue to believe that we acted appropriately and that our actions do not give rise to liability. We have been named as a party to a number of lawsuits in connection with the MF Global matter, which have been consolidated. There is no guarantee that we will not become the subject of additional litigation relating to the matter or that we will be successful in defending against these claims or any other action relating to MF Global or any matter brought in the future. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us could have a material adverse effect on our business and our reputation.

Our role in the global marketplace may place us at greater risk than other companies for a cyber attack and other cyber security risks. Our networks and those of our third party service providers may be vulnerable to security risks, which could result in wrongful use of our information or cause interruptions in our operations that cause us to lose customers and contract volume and result in significant liabilities. We could also be required to incur significant expense to protect our systems.
We regard the secure transmission of confidential information and the ability to continuously transact and clear on our electronic trading platforms as critical elements of our operations. Our networks and those of our third-party service providers and our customers may be vulnerable to unauthorized access, fraud, computer viruses, denial of service attacks, terrorism, firewall or encryption failures and other security problems. Recently, groups have targeted the financial services industry as part of their protest against the perceived lack of regulation of the financial sector and economic inequality, including calls to their supporters to launch cyber attacks on numerous financial institutions, which in some cases have resulted in brief outages to their external corporate web sites. Our role in the global marketplace may place us at greater risk than other public companies for a cyber attack and other information security risks.
Additionally, our role as a leading derivatives marketplace and the operation of our CME Globex electronic trading platform may place us at greater risk for misappropriation of our intellectual property. For example, in 2012, a former employee of CME Group plead guilty to theft of our trade secrets. While we do not believe that any customer information, trade data or required regulatory information was compromised in this incident and we have no evidence that the trade secrets were distributed in connection with this matter, we cannot assure you that we will not be the subject of future malfeasance. Other persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations.
Although we have not been the victim of cyber attacks or other cyber incidents that have had a material impact on our operations or financial condition, we have from time to time experienced cyber security breaches such as computer viruses and similar information technology violations that are typical for a company of our size that operates in the global financial marketplace. As part of our global information security program, we employ resources to monitor the environment and protect our infrastructure against such cyber attacks and the potential misappropriation of our intellectual property assets. However, these measures may prove insufficient depending upon the attack or threat posed, which could result in system failures and delays that could cause us to lose customers, experience lower contract volume, incur significant liabilities or have a negative impact on our competitive advantage.
We may be at greater risk from terrorism than other companies.
We may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations. It is impossible to accurately predict the likelihood or impact of any terrorist attack on the derivatives industry generally or on our business. While we have undertaken significant measures to develop business continuity plans and to establish backup sites, in the event of an attack or a threat of an attack, these security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Such attack may result in the closure of our trading and clearing facilities or render our backup data and recovery systems inoperable. Damage to our facilities due to terrorist attacks may be significantly in excess of any amount of insurance received, or we may not be able to insure against such damage at a reasonable price or at all. The threat of terrorist attacks may also negatively affect our ability to attract and retain employees. Any of these events could have a material adverse effect on our business, financial condition and operating results.
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
We cannot assure you that we will not experience systems failures from power or telecommunications failure, acts of God, war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, acts of vandalism or similar occurrences. If any of our systems do not operate properly or are disabled, including as a result of system failure, employee or customer error or misuse of our systems, we could suffer financial loss, liability to customers, regulatory intervention or reputational damage that could affect demand by current and potential users of our market. For example, our co-location facility hosts a significant portion of our customers' infrastructure. While we have undertaken measures to secure such facility and to implement disaster recovery measures, if we were to experience an outage at such location it could have a significant impact on our revenues and reputation.
From time to time, we have experienced system errors and failures that have resulted in some customers being unable to connect to our electronic trading platform, or that resulted in erroneous reporting, such as transactions that were not authorized by any customer or reporting of filled orders as canceled. Such errors may result in CME Group being liable or in our voluntary assumption of financial liability. We cannot assure you that if we experience system errors or failures in the future that they will not have a material adverse impact on our business. Any such system failures that cause an interruption in service or decrease our responsiveness could impair our reputation, damage our brand name or have a material adverse effect on our business, financial condition and operating results.
Our status as a CFTC registrant generally requires that our trade execution and communications systems be able to handle anticipated present and future peak contract volume. Heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. We constantly monitor system loads and performance, and regularly implement system upgrades to handle estimated increases in contract volume. However, we cannot assure you that our estimates of future contract volume and order messaging traffic will be accurate or that our systems will always be able to accommodate actual contract volume and order messaging traffic without failure or degradation of performance. Increased CME Globex contract volume and order messaging traffic may result in connectivity problems or erroneous reports that may affect users of the platform. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, to file lawsuits against us or to cease doing business with us, or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations.
We will need to continue to upgrade, expand and increase the capacity of our systems as our business grows and we execute our business strategy. Generally, our goal is to design our systems to handle two times our peak historical transactions in our highest volume products. As volumes of transactions grow, the ability of our systems to meet this goal on an ongoing basis depends on our ability to increase our system capacity on a timely basis while maintaining system reliability. Although many of our systems are designed to accommodate additional volume and products and services without redesign or replacement, we will need to continue to make significant investments in additional hardware and software to accommodate the increases in volume of transactions and order transaction traffic and to provide processing services to third parties. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses would be adversely affected.
We, as well as many of our customers, depend on third party suppliers and service providers for a number of services that are important. An interruption or cessation of an important supply or service by any third party could have a material adverse effect on our business, including revenues derived from our customers' trading activity.
We depend on a number of suppliers, such as banking, clearing and settlement organizations, telephone companies, on-line service providers, data processors, and software and hardware vendors, for elements of our trading, clearing and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance.
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
To the extent any of our service providers or the organizations that provide services to our customers in connection with their trading activities cease to provide these services in an efficient, cost-effective manner or fail to adequately expand their services to meet our needs and the needs of our customers, we could experience decreased contract volume, lower revenues and higher costs.
Our clearing house operations expose us to substantial credit risk of third parties and the level of soundness of our clearing firms could adversely affect us.
Our clearing house operations expose us to many different industries and counterparties, and we routinely guarantee transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional customers. Over the last few years, the global financial markets have experienced significant uncertainty and negative conditions as a result of the continued financial crisis that began in 2008. As a result, many of our customers have encountered credit limitations, losses resulting from lower asset values, consolidations, legislative changes and reduced liquidity. We could be adversely impacted by the financial distress or failure of one of our clearing firms.
As part of our overall growth initiatives, we have expanded our clearing services to the over-the-counter market in addition to standard futures and options on futures products, including products offered for clearing through CME ClearPort and our credit default swap and interest rate swap clearing initiatives. The process for setting margins and establishing other financial safeguards for over-the-counter products is different and, in part, seeks to assess and capture different risks than our historical practices applied to our futures and options on futures products. Although we believe that we have carefully analyzed the process for setting margins and our other financial safeguards for over-the-counter products, there is no guarantee that our procedures will adequately protect market participants from the unique risks of these products or ensure that our financial safeguards will suffice to cover clearing member defaults in extreme circumstances.
In 2011, CME Clearing Europe was launched. While we have hired experienced management to oversee the operations of CME Clearing Europe, as an organization we have limited experience operating a clearing house outside of the United States.
A substantial part of our working capital may be at risk if a clearing firm defaults on its obligations to the clearing house and its margin and guaranty fund deposits are insufficient to meet its obligations. Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cure any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect market participants from a default or that we will not be adversely affected in the event of a significant default. In addition, we have established a $100 million fund designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use our products and who suffer losses to their segregated account balances when their clearing firm member becomes insolvent.
The required capital and posted collateral of our clearing firms may lose value given the volatility of the market.
To become a clearing member, a firm must meet certain minimum capital requirements and must deposit a certain amount of funds to meet performance bond and guaranty fund requirements with our clearing house as collateral for its trading activity. We accept a variety of collateral to satisfy these requirements, including cash, regulated money market mutual funds, U.S. Treasury securities, U.S. Government Agency securities, letters of credit, gold, equities and foreign sovereign debt, and subject them to established haircuts based on the type of collateral and maturity. Given the level of market volatility, there is no guarantee that these investments will continue to maintain their value. To the extent a clearing firm was not in compliance with these requirements, it would be required to acquire additional funds, decrease its proprietary trading activity and/or transfer customer accounts to another clearing firm. These actions could result in a decrease in trading activity in our products.
Intellectual property rights licensed from third party price reporting agencies form the basis for many of our products from which we derive a significant portion of our volume and revenue. Recent regulatory scrutiny into such benchmarks could have a negative impact on our ability to offer such products.
We are significantly dependent on the contract volume of products which are based on intellectual property rights of indexes derived from third party price reporting agencies, including our benchmark Eurodollar contract which is based on LIBOR. To comply with CFTC core principles, we must be able to demonstrate that our products may not be readily subject to manipulation. Following the well-publicized issues relating to the credibility of LIBOR, there has been heightened scrutiny surrounding the integrity and potential manipulation of LIBOR and other benchmarks which are derived from price reporting agencies. Our inability to offer products based on these indexes could have a negative impact on our contract volume and revenues.
Our market data revenues may be reduced or eliminated by decreased demand, overall economic conditions or the growth of electronic trading and electronic order entry systems. If we are unable to offset that reduction through terminal usage fees or transaction fees, we will experience a reduction in revenues.
We sell our market data to individuals and organizations that use our markets or monitor general economic conditions. Excluding our index market data offerings, revenues from our market data and information services represented 12% and 10% of our total revenues, during the years ended December 31, 2012 and 2011, respectively. A decrease in overall contract volume may also lead to a decreased demand for our market data from the market data vendors. For example, in both 2012 and 2011, we experienced a decrease in the average number of market data devices due to the continued economic uncertainty, continued high unemployment levels in the financial services sector and aggressive cost cutting initiatives at customer firms. Additionally, electronic trading systems do not usually impose separate exchange fees for supplying market data to trading terminals. If we do not separately charge for market data supplied to trading terminals, and trading terminals with access to our markets become widely available, we could lose market data fees from those who have access to trading terminals. We will experience a reduction in our revenues if we are unable to recover that lost market data revenue through terminal usage fees or transaction fees.
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
We intend to continue to explore acquisitions, investments and other strategic alliances. We may not be successful in identifying opportunities or in integrating the acquired businesses. Any such transaction may not produce the results we anticipate, which could adversely affect our business and our stock price.
We intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our business and grow our company. We may make acquisitions or investments or enter into strategic partnerships, joint ventures and other alliances. The market for such transactions is highly competitive, especially in light of the increasing consolidation in our industry. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance future transactions on terms favorable to us. To the extent the trend of consolidation in our industry continues, we may encounter increased difficulties in identifying growth opportunities. We may finance future transactions by issuing additional equity and/or debt. The issuance of additional equity in connection with any future transaction could be substantially dilutive to our existing shareholders. The issuance of additional debt could increase our leverage substantially. The process of integration may also produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. To the extent we enter into joint ventures and alliances, we may experience difficulties in the development and expansion of the business of any newly formed ventures, in the exercise of influence over the activities of any ventures in which we do not have a controlling interest, as well as encounter potential conflicts with our joint venture or alliance partners. We may not realize the anticipated growth and other benefits from strategic growth initiatives we have made or will make in the future, which may have an adverse impact on our financial condition and operating results. We may also be required to take an impairment charge in our financial statements relating to our acquisitions and/or investments, which could negatively impact our stock price.
Expansion of our operations internationally involves special challenges that we may not be able to meet, which could adversely affect our financial results.
We plan to continue to expand our operations internationally, including through CME Clearing Europe, our proposed UK exchange, directly placing order entry terminals with customers outside the United States and by relying on distribution systems established by our current and future strategic alliance partners. We face certain risks inherent in doing business in international markets, particularly in the regulated derivatives exchange business. These risks include:

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
In addition, as a result of our expanding global operations, we are subject to the laws and regulations of foreign governmental and regulatory authorities, including the FSA in connection with CME Clearing Europe, our marketing efforts in Europe and our proposed UK exchange. These may include laws, rules and regulations relating to any aspect of the derivatives business. To date, we have had limited experience in marketing and operating our products and services internationally. We cannot assure you that we will be able to succeed in marketing our products and services in international markets. We may also experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, management of foreign exchange risk, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of our international operations and, consequently, on our business, financial condition and operating results.
Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, financial condition and operating results.
In the normal course of our business, we discuss matters with our regulators raised during regulatory examinations or we may otherwise become subject to their inquiry and oversight. The CFTC has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke our designation as a contract market or the registration of any of our officers or employees who violate applicable laws or regulations. Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, review and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of non-compliance or alleged non-compliance with applicable laws or regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which could be significant. Any of these outcomes may adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to conduct our business. In February 2013, the CFTC filed suit against NYMEX and two former employees alleging disclosure of confidential customer information in violation of the Commodity Exchange Act. Based on our initial review of the complaint, we believe that we have strong factual and legal defenses to the claim.
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
There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees and agents, including employees of GFX, our wholly-owned subsidiary that engages primarily in proprietary trading in foreign exchange futures to generate liquidity, could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use or unauthorized disclosure of confidential information. Misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees and agents also may commit errors that could subject us to financial claims for negligence, as well as regulatory actions, or result in our voluntary assumption of financial liability.
We may not be able to protect our intellectual property rights, which may materially harm our business.
We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and other parts of the world. We have registered many of our most important trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We attempt to protect our intellectual property rights by relying on trademarks, copyright, database rights, trade secrets, restrictions on disclosure and other methods. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. For example, in 2012 a former employee of CME Group plead guilty to theft of our trade secrets. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could adversely affect our business.
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
As of December 31, 2012, we had approximately $2.9 billion of total indebtedness and we had excess borrowing capacity for general corporate purposes under our existing facilities of approximately $1.8 billion.
Our indebtedness could have important consequences. For example, our indebtedness may:

•
require us to dedicate a significant portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flows to fund capital expenditures, to pursue acquisitions or investments, to pay dividends and for general corporate purposes;

•	increase our vulnerability to general adverse economic conditions;

•	limit our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry; and

•	place us at a competitive disadvantage against any less leveraged competitors.
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our debt service obligations. In addition, the agreements governing our outstanding indebtedness do not significantly limit our ability to incur additional indebtedness, which could increase the risks described above to the extent that we incur additional debt. Our exchanges and clearing house are also required to maintain capital as defined by the CFTC at least equal to six months of their applicable operating expenses.
Any reduction in our credit rating could increase the cost of our funding from the capital markets.
Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us. Their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, such as conditions affecting the financial services industry generally. In February 2012, S&P lowered our rating to AA- with a negative outlook from AA with a negative outlook. The ratings action stemmed from the newly provided protection we extended to trading customers of defaulted clearing member firms. The continued negative outlook reflects S&P's view of the potential legal and reputational fall-out from the MF Global bankruptcy. In light of the difficulties in the financial services industry and the financial markets over the last few years, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital.
Our investment in BM&FBOVESPA subjects us to investment and currency risk.
We own an interest in BM&FBOVESPA representing approximately 5% of its outstanding shares, which had a fair value of $690.6 million as of December 31, 2012. As an exchange, its ability to maintain or expand its contract volume and operate its business is subject to the same types of risks to which we are subject. Additionally, its stock is valued in Brazilian real, which subjects us to currency risk. There is no guarantee that our investment in BM&FBOVESPA will be profitable.
Any impairment of our goodwill and other intangible assets or investments may result in material, non-cash writedowns and could have a material adverse impact on our results of operations and shareholders' equity.
In connection with our acquisitions and investments, including our mergers with CBOT Holdings and NYMEX Holdings, we have recorded goodwill and identifiable intangible assets. We assess goodwill and intangible assets for impairment by applying a fair value test looking at historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise. In the past, we have recorded impairment charges in connection with some of our investments, including our investment in BM&FBOVESPA. We may continue to experience future events that result in impairments. The risk of impairment losses may increase to the extent our market capitalization and earnings decline. An impairment of the value of our existing goodwill and intangible assets could have a significant negative impact on our future operating results and could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our existing or future debt agreements.
Our quarterly operating results fluctuate due to seasonality. As a result, you will not be able to rely on our operating results in any particular quarter as an indication of our future performance.
We have historically experienced relatively higher contract volume during the first and second quarters and sequentially lower contract volume in the third and fourth quarters. As a result of this seasonality, you will not be able to rely on our operating results in any particular period as an indication of our future performance. If we fail to meet securities analysts' expectations regarding our operating results, the price of our Class A common stock could decline substantially.

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
Eighteen of our board members own trading rights or are officers or directors of firms who own trading rights on our exchanges. As members, these individuals may have interests that differ from or conflict with those of shareholders who are not also members. Our dependence on the trading and clearing activities of our members, combined with their rights to elect directors, may enable them to exert substantial influence over the operation of our business.
Eighteen of our directors own or are officers or directors of firms that own trading rights on our exchanges. We are dependent on the revenues from the trading and clearing activities of our members. In 2012, 79% of our contract volume was derived from our members. This dependence may give them substantial influence over how we operate our business.
Many of our members and clearing firms derive a substantial portion of their income from their trading or clearing activities on or through our exchanges. In addition, trading rights on our exchanges have substantial independent value. The amount of income that members derive from their trading, brokering and clearing activities and the value of their trading rights are, in part, dependent on the fees they are charged to trade, broker, clear and access our markets, and the rules and structure of our markets. As a result, holders of our Class A common stock may not have the same economic interests as our members. In addition, our members may have differing interests among themselves depending on the roles they serve in our markets, their method of trading and the products they trade. Consequently, members may advocate that we enhance and protect their clearing and trading opportunities and the value of their trading privileges over their investment in our Class A common stock, if any.
Our members and permit holders have been granted special rights, which protect their trading privileges, require that we maintain open outcry trading until volumes are not significant and, in the case of our Class B shareholders, provide them with special board representation.
Under the terms of the organizational documents of our exchanges and in connection with our agreement to acquire KCBT, our members and permit holders have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. Additionally, our Class B shareholders, who are members of our CME exchange, are also entitled to elect six directors to our board; even if their Class A share ownership interest is very small or non-existent. In connection with these rights, our ability to take certain actions that we may deem to be in the best interests of the company and its shareholders, including actions relating to the operation of our open outcry trading facilities and certain pricing decisions, may be limited by the rights of our members.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
Our global headquarters are located in Chicago, Illinois, at 20 South Wacker Drive. The following is a description of our key locations and facilities.

Location	Primary Use	Owned/Leased	Lease Expiration	Approximate Size (in square feet)(1)
20 South Wacker Drive Chicago, Illinois	Global headquarters and office space	Leased	2022(2)	490,000
141 West Jackson Chicago, Illinois	Chicago trading floor and office space	Leased	2027(3)	150,000
333 S. LaSalle Chicago, Illinois	Chicago trading floor and office space	Owned	N/A	300,000
550 West Washington Chicago, Illinois	Office space	Leased	2023	250,000
One North End New York, New York	New York trading floor and office space	Mixed(4)	2069	500,000	(5)
One New Change London	Office space	Leased	2026	40,000
Annex Data Center Chicagoland area	Business continuity	Leased	2019	100,000
Remote Data Center Chicagoland area	Business continuity	Leased	2017	50,000
Data Center 3 Chicagoland area	Business continuity and co-location	Owned	N/A	430,000
4800 Main Street Kansas City, Missouri	Kansas City trading floor and office space	Mixed(6)	N/A	166,000

(1)	Size represents the amount of space leased or owned by us unless otherwise noted.

(2)	The initial lease expires in 2022 with two consecutive options to extend the term for seven and ten years, respectively.

(3)	The initial lease expires in 2027 and contains options to extend the term and expand the premises.

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

(5)	We occupy approximately 350,000 square feet of the One North End Building.

(6)	This property is owned by Board of Trade Investment Company (BOTIC). KCBT maintains a 51% controlling interest in BOTIC.
We also lease other office space around the world and have also partnered with major global telecommunications carriers in connection with our telecommunications hubs whereby we place data cabinets within the carriers’ existing secured data centers. We believe our facilities are adequate for our current operations and that additional space can be obtained if needed.

ITEM 3.	LEGAL PROCEEDINGS
See “Legal and Regulatory Matters” in Note 14. Contingencies to the Consolidated Financial Statements beginning on page 84 for CME Group’s legal proceedings disclosure which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Class A Common Stock
Our Class A common stock is currently listed on NASDAQ under the ticker symbol “CME.” As of February 13, 2013, there were approximately 3,106 holders of record of our Class A common stock.
In May 2012, the company's board of directors declared a five-for-one split of its Class A common stock effected by way of a stock dividend to its Class A and Class B shareholders. The stock split was effective July 20, 2012 for all shareholders of record on July 10, 2012. As a result of the stock split, all amounts related to shares and per share amounts have been retroactively restated.
The following table sets forth the high and low sales prices per share of our Class A common stock on a quarterly basis, as reported on NASDAQ.

2012	High	Low	2011	High	Low
First Quarter	$59.73	$45.20	First Quarter	$63.40	$56.06
Second Quarter	58.24	50.70	Second Quarter	62.15	52.45
Third Quarter	59.35	49.83	Third Quarter	59.80	47.43
Fourth Quarter	57.89	50.12	Fourth Quarter	59.73	45.20
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
Class B shares and the associated trading rights are bought and sold or leased through our shareholder relations and membership services department. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be determined by the value of our Class A common stock. As of February 13, 2013, there were approximately 1,697 holders of record of our Class B common stock.
Dividends
The following table sets forth the dividends we paid on our Class A and Class B common stock in the last two years:

Record Date	Dividend per Share	Record Date	Dividend per Share
March 10, 2012	$0.45	March 10, 2011	$0.28
March 10, 2012	0.60	June 10, 2011	0.28
June 10, 2012	0.45	September 10, 2011	0.28
September 10, 2012	0.45	December 10, 2011	0.28
December 10, 2012	0.45
December 17, 2012	1.30
We intend to continue to pay a regular quarterly dividend to our shareholders according to our annual dividend policy, which remains at approximately 50% of the prior year's cash earnings. The decision to declare a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. On January 30, 2013, the board of directors declared a regular quarterly dividend of $0.45 per share. The dividend will be payable on March 25, 2013, to shareholders of record on March 8, 2013. Assuming no changes in the number of shares outstanding, the total first quarter dividend payment will be approximately $149.3 million. The board of directors declared an annual variable dividend of $1.30 per share on December 5, 2012 and was payable on December 28, 2012 to the shareholders of record on December 17, 2012. In general, the amount of the annual variable dividend will be determined after the end of each year, and the level will increase or decrease from year to year based on operating results, potential merger and acquisition activity, and other forms of capital return including regular dividends and share buybacks during the prior year. The annual variable dividend for 2013 was accelerated to the fourth quarter of 2012 due to uncertainty surrounding dividend income tax treatment beginning in 2013.
The indentures governing our fixed rate notes, our 364-day clearing house credit facility for $5.0 billion and our $1.8 billion multi-currency revolving senior credit facility, do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company, which could indirectly affect the ability to pay dividends.
For example, under our senior credit facility, we are required to remain in compliance with a consolidated net worth test, defined as our consolidated shareholders’ equity as of September 30, 2012 after giving effect to actual share repurchases made and special dividends paid (including annual variable dividends), but only up to the amount of such repurchases and dividends publicly announced and made or paid after September 30, 2012 (and in no event greater than $2.0 billion in the aggregate for such repurchases and dividends during the term of the agreement), multiplied by 0.65. In addition, our 364-day clearing house credit facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as consolidated shareholder’s equity less intangible assets (as defined in the agreement), of not less than $625.0 million.
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

PERFORMANCE GRAPH
The following graph and table compares the cumulative five-year total return provided shareholders on our Class A common stock relative to the cumulative total returns of the S&P 500 index and our customized peer group. The peer group includes CBOE Holdings, Inc., IntercontinentalExchange, Inc., NYSE Euronext and The Nasdaq OMX Group Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer group and the S&P 500 index on December 31, 2007 and its relative performance is tracked through December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CME Group Inc., the S&P 500 Index, and a Peer Group

$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
CME Group Inc.
S&P 500
Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance

	2008	2009	2010	2011	2012
CME Group Inc.	$31.07	$51.04	$49.64	$38.39	$42.38
S&P 500	63.00	79.67	91.67	93.61	108.59
Peer Group	37.87	39.89	45.92	45.66	50.98

Unregistered Sales of Equity Securities

On July 16, 2010, in connection with a definitive Share Purchase and Investor Rights Agreement, dated June 22, 2010, we issued to BM&FBOVESPA 11.0 million shares of our Class A common stock at a purchase price per share of $55.02 in cash, or approximately $607.0 million in the aggregate. The shares of our Class A common stock issued in these transactions were unregistered and were issued in reliance on Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31	—	$—	—	$—
November 1 to November 30	—	—	—	—
December 1 to December 31	9,375	51.23	—	—
Total	9,375		—
 _______________

(1)	Shares purchased consist of an aggregate of 9,375 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA
On March 23, 2008, CME Group Inc. (CME Group) acquired Credit Market Analysis Ltd., a private company incorporated in the United Kingdom, and its wholly-owned subsidiaries (collectively, CMA). On August 22, 2008, NYMEX Holdings, Inc. (NYMEX Holdings) merged with CME Group. On March 18, 2010, the Board of Trade of the City of Chicago, Inc. (CBOT) acquired a 90% ownership interest in CME Group Index Services LLC (Index Services), a business venture with Dow Jones & Company (Dow Jones). In June 2012, the company contributed certain Dow Jones Index assets and liabilities (DJI asset group) owned by Index Services to a new business venture with The McGraw-Hill Companies Inc. (McGraw) and acquired a 24.4% interest in the new business venture. As part of the transaction with McGraw, the company also sold CMA to McGraw. CBOT acquired The Board of Trade of Kansas City, Missouri, Inc. (KCBT), on November 30, 2012.
The following data includes the financial results of CMA from March 24, 2008 through June 30, 2012, the financial results of NYMEX Holdings beginning August 23, 2008 and the financial results of KCBT beginning November 30, 2012. Assets and liabilities contributed or sold as part of the transaction with McGraw are excluded from the following data beginning on June 30, 2012, while the financial results of the company's 24.4% interest in the new business venture with McGraw are included in the following data beginning on June 30, 2012.

	Year Ended or At December 31
(in millions, except per share data)	2012	2011	2010	2009	2008
Income Statement Data:
Total revenues	$2,914.6	$3,280.6	$3,003.7	$2,612.8	$2,561.0
Operating income	1,692.0	2,021.1	1,831.1	1,589.1	1,582.2
Non-operating income (expense)	1.4	(84.6)	(109.2)	(151.6)	(334.2)
Income before income taxes	1,693.4	1,936.5	1,721.9	1,437.5	1,248.0
Net income attributable to CME Group	896.3	1,812.3	951.4	825.8	715.5
Earnings per common share attributable to CME Group:
Basic	$2.71	$5.45	$2.87	$2.49	$2.44
Diluted	2.70	5.43	2.86	2.48	2.43
Cash dividends per share	3.70	1.12	0.92	0.92	1.92
Balance Sheet Data:
Total assets	$38,863.2	$40,758.7	$35,046.1	$35,651.0	$48,158.7
Short-term debt	749.7	—	420.5	299.8	249.9
Long-term debt	2,106.8	2,106.8	2,104.8	2,014.7	2,966.1
CME Group Shareholders’ equity	21,419.1	21,552.0	20,060.1	19,301.0	18,688.6

The following table presents key statistical information on the volume of contracts traded, expressed in round turn trades, and notional value of contracts traded. The 2008 volume data includes average daily volume for NYMEX products for the period August 23 through December 31, 2008. The 2012 volume data includes the average daily volume for KCBT products beginning November 30, 2012. All amounts exclude our credit default swaps, interest rate swaps, KCBT, CME Clearing Europe, TRAKRS, and Swapstream contracts.

	Year Ended or At December 31
(in thousands, except notional value)	2012	2011	2010	2009	2008
Average Daily Volume:
Product Lines:
Interest rate	4,834	6,030	5,449	4,260	6,085
Equity	2,560	3,238	2,907	2,916	3,663
Foreign exchange	845	922	919	624	623
Agricultural commodity (1)	1,140	1,087	914	741	848
Energy	1,692	1,775	1,662	1,492	1,348
Metal	352	387	316	225	208
Total Average Daily Volume	11,423	13,439	12,167	10,258	12,775
Method of Trade:
Electronic	9,739	11,350	10,120	8,290	10,180
Open outcry	1,045	1,398	1,402	1,310	1,943
Privately negotiated	221	231	198	164	208
CME ClearPort	418	460	447	494	444
Total Average Daily Volume	11,423	13,439	12,167	10,258	12,775
Other Data:
Total Notional Value (in trillions)	806	1,068	994	813	1,227
Total Contract Volume (round turn trades)	2,890,036	3,386,716	3,078,149	2,584,891	2,978,459
Open Interest at Year End (contracts)	69,894	78,318	84,873	78,102	63,049
(1) Agricultural commodities does not include the agricultural commodity contract volume for KCBT. The average daily volume for KCBT's agricultural commodity contracts was 16,100 for December 1, 2012 through December 31, 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•
Executive Summary: Includes an overview of our business; current economic, competitive and regulatory trends relevant to our business; our current business strategy; and our primary sources of operating and non-operating revenues and expenses.

•
Critical Accounting Policies: Provides an explanation of accounting policies which may have a significant impact on our financial results and the estimates, assumptions and risks associated with those policies.

•	Recent Accounting Pronouncements: Includes an evaluation of recent accounting pronouncements and the potential impact of their future adoption on our financial results.

•	Results of Operations: Includes an analysis of our 2012, 2011 and 2010 financial results and a discussion of any known events or trends which are likely to impact future results.

•	Liquidity and Capital Resources: Includes a discussion of our future cash requirements, capital resources, significant planned expenditures and financing arrangements.
In March 2010, the Board of Trade of the City of Chicago, Inc. (CBOT) acquired a 90% ownership interest in CME Group Index Services LLC (Index Services), a business venture with Dow Jones & Company (Dow Jones). The discussion and analysis that follow includes the financial results of Index Services beginning March 19, 2010.
In June 2012, CBOT contributed certain assets and liabilities (DJI asset group) owned by Index Services to S&P/Dow Jones Indices LLC (S&P/DJI), a new business venture with The McGraw-Hill Companies Inc. (McGraw). In addition, Credit Market Analysis Ltd. (CMA) was sold to McGraw as part of this transaction. The discussion and analysis that follows excludes the assets and liabilities disposed as part of this transaction with McGraw beginning June 30, 2012.
In November 2012, CBOT acquired The Board of Trade of Kansas City, Missouri, Inc. (KCBT), including its wholly-owned clearing house, Kansas City Board of Trade Clearing Corporation (KCBTCC) and its 51% controlling interest in Board of Trade Investment Company (BOTIC). The discussion and analysis that follows includes the financial results of KCBT beginning November 30, 2012.
References in this discussion and analysis to “we” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), CBOT and New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX) and KCBT, collectively, unless otherwise noted.
OVERVIEW
Business Overview
CME Group, a Delaware stock corporation, is the holding company for CME, CBOT, NYMEX and their respective subsidiaries as well as CME Clearing Europe Limited (CMECE). The holding company structure is designed to provide strategic and operational flexibility. CME Group's Class A common stock is listed on the NASDAQ Global Select Market (NASDAQ) under the ticker symbol “CME.”
Our exchange consists of designated contract markets for the trading of futures and options on futures contracts. We also clear futures, options on futures and over-the-counter contracts through our three designated clearing organizations: CME Clearing, which is a division of CME, KCBTCC and CMECE. Futures contracts and options on futures contracts provide investors with vehicles for protecting against, and potentially profiting from, price changes in financial instruments and physical commodities.
We are a global exchange with customer access available virtually all over the world. Our customers consist of professional traders, financial institutions, individual and institutional investors, major corporations, manufacturers, producers and governments. Customers include both members of the exchange and non-members.
We offer our customers the opportunity to trade futures contracts and options on futures contracts on a range of products including those based on interest rates, equities, foreign exchange, agricultural commodities, energy, and metals. We also clear over-the-counter contracts on a range of product lines including interest rate swaps, credit default swaps, foreign exchange, energy and agricultural commodities.
Our products provide a means for hedging, speculating and allocating assets. We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers.

Our major product lines are traded through our electronic trading platform and our open outcry trading floors. These execution facilities offer our customers immediate trade execution and price transparency. In addition, trades can be executed through privately negotiated transactions that are cleared and settled through our CME and CMECE clearing houses.
Our clearing houses clear, settle and guarantee every futures and options contract traded through our exchanges, in addition to cleared over-the-counter products. Our clearing house performance guarantee is an important function of our business. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing houses as the counterparty to every transaction allows our customers to establish a position with one party and offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for collateral and margining efficiencies.
Business Trends
Economic Environment. Our customers continue to use our markets as an effective and transparent means to manage risk and meet their investment needs despite recent economic uncertainty and volatility. In recent years, trading activity in our centralized markets has fluctuated due to the ongoing uncertainty in the financial markets caused by the United States and European credit crises, fluctuations in the availability of credit, variations in the amount of assets under management as well as the Federal Reserve Bank’s continued zero interest rate policy. We continue to maintain high quality and diverse products as well as various clearing and market data services which support our customers in any economic environment.
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
Regulatory Environment. Exchange-traded derivatives have historically been subject to extensive regulation. As a result of the widespread difficulties across the economy over recent years, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law in July 2010. Dodd-Frank is a comprehensive banking and financial services reform package that includes significant changes to the oversight of the derivatives markets, both over-the-counter and exchange-traded. While we believe that the new regulations will provide opportunities for our business, the new regulations remain subject to additional rulemaking by various regulators. To the extent the regulatory environment following the implementation of the new legislation and other financial reform regulations is less beneficial for us or our customers, our business, financial condition and operating results could be negatively impacted. We continue to actively participate in the rulemaking process with the goal that the final regulations serve the public interest, foster competition and innovation and do not place the U.S. financial services sector at a competitive disadvantage. Pursuant to Dodd-Frank, in July 2012, the Financial Stability Oversight Council has designated CME as a systemically important financial market utility because it is operating as a U.S. clearing house. This designation creates additional regulatory oversight over our risk-management standards, clearing, and settlement activities.
As a global company with operations and locations around the world, we are also subject to laws and regulations in foreign locations where we do business. The financial services industry in Europe is also undergoing similar regulatory reform, which could result in additional regulation over our European operations.
Business Strategy
Our strategy focuses on leveraging our benchmark products, enhancing our customer relations, expanding our customer base, advancing our clearing and trading technologies, and deriving benefits from our integrated clearing houses as well as our scalable infrastructure. We focus specifically on opportunities created by increased market awareness and acceptance of derivatives, increased price volatility, technological advances and the increasing need for counterparty risk mitigation and clearing services. This strategy allows us to continue to develop into a more broadly diversified financial exchange that provides trading and clearing solutions across a wide range of products and asset classes. We believe that we can build on our competitive strengths by executing on the following initiatives:

•	Grow our core business by launching new products, expanding our existing benchmark product lines as well as improving our customer relations in order to cross-sell our products;

•
Globalize our business by expanding our presence in Europe as well as diversifying our worldwide customer base through strategic investments and relationships with other key exchanges and intermediaries around the world, including Asia, Latin America and other emerging markets, which allows us to accelerate our market penetration and improve product sales channels;

•	Expand our existing customer base and enhance our products and services offerings by targeting cross asset sales, driving international sales and generating new client participation across the world;

•
Offer a comprehensive multi-asset class clearing solution to the over-the-counter market that maximizes operational efficiency, as well as expand our over-the-counter product offerings and clearing services;

•
Establish ourselves as the leading exchange provider of information products and index services, which will allow us to create additional cross-listing opportunities and new opportunities for index creation. It will also allow us to create opportunities for licensing across global markets as well as expanding market data dissemination services to our global network of clients and exchange partners; and

Revenues
Clearing and transaction fees. A majority of our revenue is derived from clearing and transaction fees, which include electronic trading fees, surcharges for privately-negotiated transactions and other volume-related charges for contracts executed through our trading venues. Because clearing and transaction fees are assessed on a per-contract basis, revenues and profitability fluctuate with changes in contract volume. In addition to the business trends noted earlier, our contract volume, and consequently our revenues, tend to increase during periods of economic and geopolitical uncertainty as our customers seek to manage their exposure to, or speculate on, the market volatility resulting from uncertainty.
While volume has the most significant impact on our clearing and transaction fees revenue, there are four other factors that also influence this source of revenues:

•	rate structure;

•	product mix;

•	venue, and

•	the percentage of trades executed by customers who are members compared with non-member customers.
Rate structure. Customers benefit from volume discounts and limits on fees as part of our effort to increase liquidity in certain products. We offer various incentive programs to promote trading in various products and geographic locations. We may periodically change fees, volume discounts, limits on fees, and member discounts, perhaps significantly, based on our review of operations and the business environment.
Product mix. We offer trading of futures and options on futures contracts as well as cleared-only swap contracts on a wide-ranging set of products based on interest rates, equities, foreign exchange, agricultural commodities, energy and metals. Rates are varied by product in order to optimize revenue on existing products and to encourage contract volume upon introduction of new products.
Venue. Our exchange is an international marketplace that brings together buyers and sellers mainly through our electronic trading and clearing platforms as well as through open outcry trading on our trading floors and privately negotiated transactions. Any customer who is guaranteed by a clearing firm and who agrees to be bound by our exchange rules is able to obtain direct access to our electronic platforms. Open outcry trading is conducted exclusively by our members, who may execute trades on behalf of customers or for themselves.
Typically, customers submitting trades through our electronic platforms are charged fees for using the platforms in addition to the fees assessed on all transactions executed on our exchange. Customers entering into privately negotiated transactions also incur additional charges beyond the fees assessed on other transactions. Privately negotiated transactions include block trades, which are large transactions that are executed between selected parties off the public auction market on CME Globex or the trading floor.
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
Our service offerings include access to real-time, delayed and end-of-day quotations, trade and summary market data for our products and other data sources. Users of our basic service receive real-time quotes and pay a flat monthly fee for each screen, or device, displaying our market data. Alternatively, customers can subscribe to market data provided on a limited group of products. The fee for this service is also a flat rate per month.
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
Access and communication fees. Access and communication fees are the connectivity charges to customers of the CME Globex platform, to our market data vendors and to direct market data customers as well as charges to members and clearing firms that utilize our various telecommunications networks and communications services, including our co-location initiative, which was launched in January 2012. Access fee revenue varies depending on the type of connection provided to customers. Revenue from communication fees is dependent on open outcry trading, as a portion relates to telecommunications on our trading floors.
Other revenues. To further diversify the range of services we offer, we have entered into processing and development agreements with other exchanges and service organizations. For example, we have an agreement with BM&FBOVESPA S.A (BM&FBOVESPA) to develop a new multi-asset class electronic trading platform for their customers. We recognize revenue under this agreement as services are provided and when developed technology is delivered.
Additionally, other revenues include fees for administrating our Interest Earning Facility (IEF) program, trade order routing, and various services to members and clearing firms. We offer clearing firms the opportunity to invest cash performance bonds in our various IEF offerings. These clearing firms receive interest income, and we receive a fee based on total funds on deposit. In addition, other revenues include trading gains and losses generated by GFX Corporation (GFX), our wholly-owned subsidiary that trades futures contracts to enhance liquidity in our electronic markets for these products. Other revenues also include gains on sales from various operating assets.
Other revenues also include rent charged to third party tenants as well as ancillary charges for utilities, parking and miscellaneous services provided to tenants.
Expenses
The majority of our expenses do not vary directly with changes in our contract volume. Licensing and other fee agreements and the majority of our employee bonuses do vary directly with contract volume.
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
Professional fees and outside services. This expense includes fees for consulting services received on strategic and technology initiatives, temporary labor as well as legal and accounting fees. This expense may fluctuate as a result of changes in services required to complete initiatives and legal proceedings.

Amortization of purchased intangibles. This expense includes amortization of intangible assets obtained in our mergers with CBOT Holdings, Inc. and NYMEX Holdings, Inc. as well as other asset and business acquisitions. Intangible assets subject to amortization consist primarily of clearing firm, market data and other customer relationships.
Depreciation and amortization. Depreciation and amortization expense results from the depreciation of long-lived assets such as buildings, leasehold improvements, furniture, fixtures and equipment. This expense also includes the amortization of purchased and internally developed software.
Other expenses. We incur additional ongoing expenses for communications, technology support services and various other activities necessary to support our operations.

•
Communications expense includes costs for network connections for our electronic platforms and some market data customers; telecommunications costs of our exchange; and fees paid for access to external market data. This expense may be impacted by growth in electronic contract volume, our capacity requirements and changes in the number of telecommunications hubs and connections which allow customers outside the United States to access our electronic platforms directly.

•
Technology support services consist of costs related to maintenance of the hardware and software required to support our technology. Our technology support services costs are driven by system capacity, functionality and redundancy requirements.

•
Occupancy and building operations expense consists of costs related to leased and owned property including rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in Chicago and New York City with smaller offices located throughout the world. Additionally, we have trading facilities in Chicago, New York City and Kansas City as well as data centers in various U.S. locations.

•
Licensing and other fee agreements expense includes license fees paid as a result of contract volume in equity index products, and royalty and broker rebates on energy and metals products. This expense fluctuates with changes in contract volumes as well as changes in fee structures.

•
Other expenses include marketing and travel-related expenses as well as general and administrative costs. Marketing, advertising and public relations expense includes media, print and other advertising costs, as well as costs associated with our product promotion. Other expenses also include litigation and customer settlements, impairment charges on operational assets and foreign currency transaction gains and losses resulting from changes in exchange rates on certain foreign deposits.

Non-Operating Income and Expenses
Income and expenses incurred through activities outside of our core operations are considered non-operating. These activities include non-core investing and financing activities.

•
Investment income includes dividend income from our strategic equity investments; gains and losses on trading securities in our non-qualified deferred compensation plans; short-term investment of excess cash, clearing firms' cash performance bonds and guaranty fund contributions; and interest income and realized gains and losses from our marketable securities. Investment income is influenced by the amount of dividends distributed by our strategic investments, the availability of funds generated by operations; market interest rates, and changes in the levels of cash performance bonds deposited by clearing firms.

•	We use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates. Any ineffective or excluded portion of our hedges is recognized in earnings immediately.

•	Interest and other borrowing costs are associated with various short-term and long-term funding facilities. We also maintain a commercial paper program with various financial institutions.

•
Equity in net gains (losses) of unconsolidated subsidiaries includes income and losses from our investments in S&P/Dow Jones Indices LLC, Dubai Mercantile Exchange and Bursa Malaysia Derivatives Berhad.

•	Other income (expense) includes the net gain related to the contribution of the DJI asset group and the sale of CMA as well as gains related to our former securities lending program.
CRITICAL ACCOUNTING POLICIES
The notes to our consolidated financial statements include disclosure of our significant accounting policies. In establishing these policies within the framework of accounting principles generally accepted in the United States, management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to the valuation of financial instruments, goodwill and intangible assets, revenue recognition, income taxes, and internal use software costs.
Valuation of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. We have categorized financial instruments measured at fair value into the following three-level fair value hierarchy based upon the level of judgment associated with the inputs used to measure the fair value:

•
Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Assets and liabilities carried at level 1 fair value generally include U.S. Treasury securities, equity securities listed in active markets, and investments in publicly traded mutual funds with quoted market prices.

•
Level 2—Inputs are either directly or indirectly observable and corroborated by market data or are based on quoted prices in markets that are not active. Assets and liabilities carried at level 2 fair value generally include municipal bonds, asset-backed securities, U.S. government agency securities and certain derivatives.

•
Level 3—Inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability. Generally assets and liabilities at fair value utilizing level 3 inputs include certain other assets and liabilities with inputs that require management’s judgment.

For further discussion regarding the fair value of financial assets and liabilities, see note 19 in the notes to the consolidated financial statements.
Goodwill and intangible assets. We review goodwill for impairment on an annual basis and whenever events or circumstances indicate that its carrying value may not be recoverable. Goodwill may be tested quantitatively for impairment by comparing the carrying value of a reporting unit to its estimated fair value. Estimating the fair value of a reporting unit involves the use of valuation techniques that rely on significant estimates and assumptions. These estimates and assumptions may include forecasted revenue growth rates; forecasted operating margins; risk-adjusted discount rates; forecasted economic and market conditions, and industry multiples. We base our fair value estimates on assumptions we believe to be reasonable given the information that is available to us at the time of our assessment; however, actual future results may differ significantly from those estimates. Under certain favorable circumstances, goodwill may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value. The qualitative assessment of goodwill relies on significant assumptions about forecasts of revenue growth, operating margins and economic conditions as well as overall market and industry-specific trends.
We also review indefinite-lived intangible assets on an annual basis or more frequently when events and circumstances indicate that their carrying value may not be recoverable. Indefinite-lived intangible assets may be tested quantitatively for impairment by comparing their carrying values to their estimated fair values. Estimating the fair value of indefinite-lived intangible assets involves the use of valuation techniques that rely on significant estimates and assumptions. These estimates and assumptions may include forecasted revenue growth rates; forecasted allocations of expense, and risk-adjusted discount rates. We base our fair value estimates on assumptions we believe to be reasonable given the information that is available to us at the time of our assessment; however, actual future results may differ significantly from those estimates. Similar to goodwill, under certain favorable circumstances, indefinite-lived intangible assets may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value. The qualitative assessment of indefinite-lived intangibles assets relies on significant assumptions about forecasts of revenue growth, operating margins and economic conditions as well as overall market and industry-specific trends.
Intangible assets subject to amortization are also assessed for impairment when indicated by a change in economic or operational circumstances. The impairment assessment of these assets requires management to first compare the book value of the amortizing asset to undiscounted cash flows. If the book value exceeds the undiscounted cash flows, management is then required to estimate the fair value of the assets and record an impairment loss for the excess of the carrying value over the fair value.
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
Internal use software costs. Certain internal and external costs that are incurred in connection with developing or obtaining computer software for internal use are capitalized. Software development costs incurred during the planning or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and are amortized over the estimated useful life of the software, generally three years. Amortization of capitalized costs begins only when the software becomes ready for its intended use.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2011 and January 2013, the Financial Accounting Standards Board issued updates to existing rules over balance sheet offsetting disclosure. The updates require entities to disclose both gross and net information about certain financial instruments eligible for offset in the balance sheet. Financial instruments may include derivatives, repurchase agreements and securities lending transactions. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements in accordance with U.S. generally accepted accounting principles and those entities that prepare their financial statements using International Financial Reporting Standards. The updates are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required for comparability purposes.
RESULTS OF OPERATIONS
2012 Financial Highlights
The comparability of our operating results for the periods presented may be impacted by mergers, acquisitions and disposals of businesses and/or asset groups. Where material, these impacts are discussed in the analysis that follows.
The following summarizes significant changes in our financial performance for the years presented.

				Year-over-Year Change
(dollars in millions, except per share data)	2012	2011	2010	2012-2011	2011-2010
Total revenues	$2,914.6	$3,280.6	$3,003.7	(11)%	9%
Total expenses	1,222.6	1,259.5	1,172.6	(3)	7
Operating margin	58%	62%	61%
Non-operating income (expense)	$1.4	$(84.6)	$(109.2)	(102)	(22)
Effective tax rate	46%	6%	45%
Net income attributable to CME Group	$896.3	$1,812.3	$951.4	(51)	90
Diluted earnings per common share attributable to CME Group	2.70	5.43	2.86	(50)	90
Cash flows from operating activities	1,216.8	1,346.3	1,359.6	(10)	(1)

•
In 2012 when compared with 2011, the decrease in total revenues was attributable to lower contract volume and a decrease in market data and information services revenue as a result of the contribution of the DJI asset group. Higher contract volume as well as market data and information services revenue contributed to an increase in revenues in 2011 when compared with 2010.

•
In 2011, we recognized expenses related to the MF Global bankruptcy, resulting in a decrease in expenses in 2012 when compared with 2011 and an increase in 2011 when compared with 2010. Higher compensation and benefits expense partially offset the decrease in operating expenses in 2012 when compared with 2011 and contributed to an increase in expenses in 2011 when compared with 2010. In 2010, we also recognized impairment charges on the goodwill and trade name related to our CMA operations.

•
Non-operating income increased from 2011 to 2012 primarily as a result of the net gain from the contribution of the DJI asset group to S&P/DJI and the sale of CMA. In addition, we began recognizing our proportionate share of net income from our venture with McGraw in July 2012. The decrease in non-operating expense in 2011 compared with 2010 was attributable to lower interest expense resulting from the repayment of the $420.5 million term loan in January 2011 and the maturity of the $300.0 million floating rate notes in August 2010.

•
In 2011, we reduced our income tax provision due to a revaluation of our deferred tax liabilities resulting from a change in state tax apportionment. This revaluation contributed to an increase in the effective tax rate in 2012 when compared with 2011 and a decrease in the effective tax rate in 2011 when compared with 2010. The increase in the effective tax rate in 2012 when compared with 2011 was also due to the establishment of deferred tax liabilities associated with S&P/DJI.

Revenues

				Year-over-Year Change
(dollars in millions)	2012	2011	2010	2012-2011	2011-2010
Clearing and transaction fees	$2,371.5	$2,710.9	$2,486.3	(13)%	9%
Market data and information services	387.1	427.7	395.1	(9)	8
Access and communication fees	88.8	49.2	45.4	80	8
Other	67.2	92.8	76.9	(28)	21
Total Revenues	$2,914.6	$3,280.6	$3,003.7	(11)	9
Clearing and Transaction Fees
The following table summarizes our total contract volume, revenue and average rate per contract. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing houses. Contract volume also includes certain cleared-only contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fees by total contract volume. All amounts exclude our credit default swap, interest rate swap, TRAKRS and CME Clearing Europe contracts. The following table also excludes volume from KCBT from December 1, 2012 through December 31, 2012.

				Year-over-Year Change
	2012	2011	2010	2012-2011	2011-2010
Total contract volume (in millions)	2,890.0	3,386.7	3,078.1	(15)%	10%
Clearing and transaction fees (in millions)	$2,365.6	$2,710.8	$2,486.2	(13)	9
Average rate per contract	0.819	0.800	0.808	2	(1)
We estimate the following increases (decreases) in clearing and transaction fees based on change in total contract volume and change in average rate per contract during 2012 compared with 2011, and during 2011 compared with 2010.

	Year-over-Year Change
(in millions)	2012-2011	2011-2010
Increase (decrease) due to change in total contract volume	$(406.6)	$247.0
Increase (decrease) due to change in average rate per contract	61.4	(22.4)
Net increase (decrease) in clearing and transaction fees	$(345.2)	$224.6
Average rate per contract is impacted by our rate structure, including volume-based incentives; product mix; trading venue, and the percentage of volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and contract volume, the change in clearing and transaction fees attributable to changes in each is only an approximation.

Contract Volume
The following table summarizes average daily contract volume. Contract volume can be influenced by many factors, including political and economic factors, the regulatory environment and market competition.

				Year-over-Year Change
(amounts in thousands)	2012	2011	2010	2012-2011	2011-2010
Average Daily Volume by Product Line:
Interest rate	4,834	6,030	5,449	(20)%	11%
Equity	2,560	3,238	2,907	(21)	11
Foreign exchange	845	922	919	(8)	—
Agricultural commodity (1)	1,140	1,087	914	5	19
Energy	1,692	1,775	1,662	(5)	7
Metal	352	387	316	(9)	23
Aggregate average daily volume	11,423	13,439	12,167	(15)	10

Average Daily Volume by Venue:
Electronic	9,739	11,350	10,120	(14)	12
Open outcry	1,045	1,398	1,402	(25)	—
Privately negotiated	221	231	198	(5)	17
Total exchange-traded volume	11,005	12,979	11,720	(15)	11
Total CME ClearPort	418	460	447	(9)	3
Aggregate average daily volume	11,423	13,439	12,167	(15)	10
(1) The agricultural commodity product line does not include the agricultural commodity contract volume for KCBT. The average daily volume for KCBT's agricultural commodity contracts was 16,100 during December 2012.
Interest Rate Products
The following table summarizes average daily volume for our key interest rate products. Eurodollar front 8 contracts include contracts expiring within two years. Eurodollar back 32 contracts include contracts expiring within three to ten years.

				Year-over-Year Change
(amounts in thousands)	2012	2011	2010	2012-2011	2011-2010
Eurodollar futures and options:
Front 8 futures	1,099	1,717	1,646	(36)%	4%
Back 32 futures	579	510	357	13	43
Options	410	767	726	(47)	6
U.S. Treasury futures and options:
10-Year	1,255	1,454	1,380	(14)	5
5-Year	567	720	546	(21)	32
Treasury bond	427	415	388	3	7
2-Year	230	297	274	(22)	8
Overall interest rate contract volume decreased in 2012 when compared with 2011 due to low interest rate volatility as a result of the Federal Reserve's continued intent to maintain its zero interest rate policy through mid-2015. In 2012 when compared with 2011, the increase in volume in the long-term interest rate products, including the Eurodollar back 32 futures and the Treasury bond futures and options contracts was attributable to periods of higher long-term interest rate volatility in early 2012. The Federal Reserve's announcement in January 2012 to extend its zero interest rate policy shifted market expectations regarding long-term interest rates, which resulted in periods of higher volatility in early 2012.
In 2011 when compared with 2010, the overall increase in interest rate contract volume was attributable to volatility caused by a change in market expectations regarding short-term and long-term interest rates tied to the Federal Reserve's announcement in 2011 that it intended to maintain its zero interest rate policy through 2013. In addition, volatility caused by the downgrade of the United States credit rating in August 2011 also contributed to an increase in overall volume. Mid-term interest rate contract volume, which includes Eurodollar back 32 futures and 5-year U.S. Treasury futures and options, grew at a faster rate than short-term contract volume because of a shift from contracts based on short-term interest rates to mid-term interest rates due to the continued zero interest rate policy.
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
Equity Products
The following table summarizes average daily volume for our key equity products.

				Year-over-Year Change
(amounts in thousands)	2012	2011	2010	2012-2011	2011-2010
E-mini S&P 500 futures and options	2,016	2,605	2,285	(23)%	14%
E-mini NASDAQ 100 futures and options	254	301	317	(16)	(5)
The decrease in equity contract volume in 2012 when compared with 2011 was due to a decline in equity market volatility, as measured by the CBOE Volatility Index. The decline in volatility was the result of few new developments in the macroeconomic environment within the United States and European markets. We believe a decline in assets under management also contributed to a decrease in volume in 2012 when compared with 2011.
In 2011 when compared with 2010, an overall increase in volatility contributed to higher equity contract volume. We believe the periods of high volatility within the equity markets during the third quarter of 2011were attributable to the downgrade of the United States credit rating and the continuation of the sovereign debt crisis in Europe. In general, equity products such as the E-mini NASDAQ contracts that hedge market risks different than those of the E-mini S&P 500, our most liquid equity product, do not tend to benefit from macro-level events or increased volatility to the same extent.
Foreign Exchange Products
The following table summarizes average daily volume for our key foreign exchange products.

				Year-over-Year Change
(amounts in thousands)	2012	2011	2010	2012-2011	2011-2010
Euro	290	357	367	(19)%	(3)%
Australian dollar	134	126	105	7	20
British pound	106	118	124	(10)	(5)
Japanese yen	99	118	131	(16)	(10)
Canadian dollar	93	92	91	1	1
The overall decrease in foreign exchange contract volume in 2012 when compared with 2011 was attributable primarily to the decline in euro contract volume. We believe trading activity in euro contracts was impacted by the lack of a directional trend due to uncertainty related to the health of the European Union and concern regarding additional economic stimulus provided by the Federal Reserve. The lack of a trend has reduced trading in euro contracts among customers who trade based on medium- to long-term expectations. We believe th uncertainty with the European Union also contributed to a decline in British pound contract volume in 2012 when compared with 2011 because the British economy is closely tied to the European Union. We believe that intervention by the Japanese central bank to control the yen foreign exchange rate beginning in mid-2011 through 2012 caused market participants to reduce their trading in Japanese yen contracts and to focus on higher yielding currencies, such as the Australian and Canadian dollars.
In 2011 when compared with 2010, foreign exchange contract volume remained at a consistent level. We believe that intervention by the Japanese central bank to control the yen foreign exchange rate and uncertainty about the Euro as a result of the European sovereign debt crisis caused the market to move to safe haven currencies, such as the Australian dollar and the Canadian dollar. As a result, Euro and Japanese yen contract volume decreased while Australian dollar volume increased.

Agricultural Commodity Products
The following table summarizes average daily volume for our key agricultural commodity products.

				Year-over-Year Change
(amounts in thousands)	2012	2011	2010	2012-2011	2011-2010
Corn	392	426	358	(8)%	19%
Soybean	278	232	186	20	25
Wheat (1)	129	115	109	12	5
Soybean Oil	118	105	89	12	18
(1) Wheat contract volume does not include volume for KCBT's hard red winter wheat products. The average daily volume for KCBT's agricultural commodity contracts was 16,100 during December 2012.
The increase in agricultural commodity contract volume in 2012 when compared with 2011 was attributable to higher volatility resulting from severe drought conditions in the Midwest in the second and third quarters of 2012. We believe the increased volatility was the result of supply constraint concerns for soybean and wheat supplies. Corn volumes declined slightly in 2012 when compared with 2011. Early market expectations of excess supply in 2012 dampened corn price volatility in early 2012, which resulted in the decline in volume.
We believe that the increase in contract volume in 2011 when compared with 2010 was attributable to a decline in supply due to various weather events including flooding, drought and excessive heat. The change in supply resulted in increased volatility and higher grain prices. We also believe that the increase in volume resulted from increased demand for feedgrains caused by higher demand for cattle and other proteins in emerging markets.
Energy Products
The following table summarizes average daily volume for our key energy products.

				Year-over-Year Change
(amounts in thousands)	2012	2011	2010	2012-2011	2011-2010
Crude oil	729	900	853	(19)%	5%
Natural gas	600	533	489	12	9
Refined products	314	275	244	14	13
Energy contract volume decreased slightly in 2012 when compared with 2011. A decline in crude oil contract volume resulting from lower price volatility contributed to an overall decrease in energy products volume. Political unrest in the Middle East in the first quarter of 2011 resulted in changes in global supply, which contributed to higher price volatility in early 2011 relative to 2012. Additionally, lower crude oil contract volume in 2012 was partially attributable to oversupply in Cushing, Oklahoma. We believe that the reversal of the Seaway Pipeline in the second quarter of 2012, and ongoing capacity increases in the pipeline, will continue to relieve oversupply and provide needed infrastructure for ongoing expected North American crude oil supply increases. However, uncertainty remains over the timing and extent of the impact the reversal will have on the overall crude oil market. The decrease in crude oil contract volume was partially offset by an increase in natural gas contract volume. The increase in natural gas contract volume resulted largely from volatility around production shifts in the early part of 2012. Refined products growth is due to increased volatility caused by a growing US export market as global oil markets adapt to increased supply of North American crude oil, despite refinery shutdowns.
In 2011 when compared with 2010, we believe the increase in energy contract volume was attributable to increased price volatility within the energy market during the first quarter of 2011. We also believe that increased volatility caused by weather-related events led to an increase in natural gas contract volume in 2011.

Metal Products
The following table summarizes average daily volume for our key metal products.

				Year-over-Year Change
(amounts in thousands)	2012	2011	2010	2012-2011	2011-2010
Gold	212	238	208	(11)%	14%
Copper	64	50	41	29	22
Silver	60	87	57	(31)	51
The overall decrease in metal products volume in 2012 when compared with 2011 was due to lower volatility in the precious metals markets in 2012 when compared with 2011. We believe the August 2011 announcement of the Federal Reserve's intent to maintain its zero interest rate policy and deepening Eurozone worries, which caused high volatility within other financial markets in 2011, resulted in an increased interest in precious metals as an asset class. This increased interest in 2011 resulted in relative decreases in gold and silver contract volume in 2012 when compared with 2011. This decrease was partially offset by an increase in volume for copper contracts as a result of economic growth in Asia as well as global supply constraints.
The overall increase in metal contract volume in 2011 when compared with 2010 was attributable to the increased investment in precious metals as an asset class due to high volatility and uncertainty within the financial markets. We believe that there was an increase in silver contract volume due to the greater use of silver as an alternative investment.
Average Rate per Contract
The average rate per contract increased in 2012 when compared with 2011 due to a shift in the relative mix of product volume. In 2012, agricultural commodity and energy product volumes, when measured as a percentage of total volume, each increased by 2% while interest rate and equity product volumes decreased by 3% and 2%, respectively. Agricultural commodity and energy products have higher fees compared with interest rate products and equity products.
In 2011 when compared with 2010, the average rate per contract decreased due to an increase in member contract volume, which increased faster than non-member trading. In general, members receive lower rates when compared with non-members.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. Two firms each represented 12% of our clearing and transaction fees revenue in 2012. One firm represented 12% of our clearing and transaction fees revenue in 2011. One firm represented 13% and one firm represented 12% of our clearing and transaction fees revenue in 2010. Should a clearing firm withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from an ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. The decline in market data and information services revenue in 2012 when compared with 2011 resulted from a $53.2 million decrease in market data and information services revenue from Index Services and CMA. In the second quarter of 2012, the DJI asset group, including assets which generated market data and information services revenue, was contributed to the McGraw venture and CMA was sold to McGraw. In addition, the decrease in revenue was due to a decline in the basic device count in 2012 due to cost-cutting initiatives at customer firms. The decrease in market data and information services was partially offset by an increase in our basic device service fee from $61 per month to $70 per month effective January 2012.
Revenues from Index Services contributed to an increase in market data and information services revenue in 2011 when compared with 2010. In March 2010, we formed Index Services, which generated additional revenues of $35.6 million in 2011 when compared with 2010. In addition, revenues from Index Services increased in 2011 when compared with 2010 due to growth in assets under management, which was driven by underlying index market performance. The overall increase in 2011 when compared with 2010 was partially offset by a decline in revenue due to a decrease in basic device counts resulting from cost-cutting initiatives at customer firms.
The two largest resellers of our market data represented, in aggregate, 43%, 39% and 45% of our market data and information services revenue in 2012, 2011 and 2010, respectively. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor's customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Access and communication fees. Our co-location program contributed to an increase in access and communication fees revenue from 2010 through 2012. During the fourth quarter of 2011, we substantially completed installations of equipment for customers and launched our co-location services on January 29, 2012. We generated incremental revenue of $47.8 million in 2012 when compared with 2011 and incremental revenue of $3.4 million in 2011 when compared with 2010.
Other revenue. In 2012 when compared with 2011, the decrease in other revenue was largely due to a decline in rental income of $13.1 million resulting from the sale of the CBOT buildings in Chicago. In the second quarter of 2011, we recognized a $9.8 million gain on the sale of certain Index Services assets related to one of its service offerings, which contributed to a decrease in other revenues in 2012 when compared with 2011. The initial phase to develop a new multi-asset class electronic platform for BM&FBOVESPA was completed in the third quarter of 2011, which also resulted in a decrease in other revenues in 2012. The decrease in other revenues in 2012 when compared with 2011 was partially offset by additional processing services revenue from various strategic relationships.
In 2011 when compared with 2010, the increase in other revenues was largely attributable to the $9.8 million gain on the sale of certain Index Services assets and additional processing services revenue. The increase was partially offset by a decrease in revenues resulting from our platform development for BM&FBOVESPA.
Expenses

				Year-over-Year Change
(dollars in millions)	2012	2011	2010	2012-2011	2011-2010
Compensation and benefits	$496.7	$475.7	$432.1	4%	10%
Communications	40.1	42.3	40.6	(5)	4
Technology support services	50.7	52.1	50.5	(3)	3
Professional fees and outside services	126.8	126.1	117.5	1	7
Amortization of purchased intangibles	116.2	132.0	128.1	(12)	3
Depreciation and amortization	136.9	128.5	129.9	6	(1)
Occupancy and building operations	77.0	77.5	74.9	(1)	3
Licensing and other fee agreements	82.6	84.9	82.6	(3)	3
Other	95.6	140.4	116.4	(32)	21
Total Expenses	$1,222.6	$1,259.5	$1,172.6	(3)	7
2012 Compared With 2011
Operating expenses decreased by $36.9 million in 2012 when compared with 2011. The following table shows the estimated impact of key factors resulting in the decrease in operating expenses.

(dollars in millions)	Year- Over-Year Change	Change as a Percentage of 2011 Expenses
Salaries, benefits and employer taxes	$15.0	1%
Stock-based compensation	10.1	1
Non-qualified deferred compensation	5.7	—
Bonus expense	(15.2)	(1)
Amortization of purchased intangibles	(15.9)	(1)
MF Global-related expense	(27.6)	(3)
Other expenses, net	(9.0)	—
Total	$(36.9)	(3)%
In 2012 when compared with 2011, an increase in salaries, benefits and employer taxes resulted from higher salaries and rising healthcare costs. The increase was partially offset by a decrease in average headcount as a result of the contribution of the DJI asset group to the McGraw venture and the sale of CMA in the second quarter of 2012.
The increase in stock-based compensation expense was due to the accelerated vesting of stock-based compensation associated with our CEO transition in 2012 as well as the impact related to the September 2011 and 2012 grants.

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
Amortization of purchased intangibles declined as a result of the contribution of the DJI asset group, the sale of CMA and the disposal of certain lease-related intangible assets in the second quarter of 2012.
Overall expenses also decreased in 2012 when compared with 2011 due to the expenses incurred in 2011 as a result of the MF Global bankruptcy filing in the fourth quarter of 2011, which included write-offs of accounts receivable, legal fees and losses on collateral posted by GFX and held by MF Global in customer segregated funds as well as other related expenses. In 2012, we recognized a recovery on the losses incurred on collateral posted by GFX in 2011.
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
Expenses increased due to the MF Global bankruptcy filing in the fourth quarter of 2011.
Stock-based compensation increased in 2011 due to the expense impact related to the September 2010 and 2011 grants.
Marketing expenses increased in 2011 due primarily to new advertising initiatives.
A decrease in professional fees in 2011 was attributable to the formation and integration of Index Services, which occurred in the first quarter of 2010.
Impairment charges recorded in the second quarter of 2010 on the goodwill and trade name related to our CMA operations also contributed to a decrease in expenses in 2011 when compared with 2010.
Non-Operating Income (Expense)

				Year-over-Year Change
(dollars in millions)	2012	2011	2010	2012-2011	2011-2010
Investment income	$38.7	$36.7	$42.3	5%	(13)%
Impairment of long-term investments	—	—	(2.2)	—	(100)
Gains (losses) on derivative investments	(0.1)	(0.1)	(2.6)	—	(96)
Interest and other borrowing costs	(132.2)	(116.9)	(140.3)	13	(17)
Equity in net gains (losses) of unconsolidated subsidiaries	30.7	(4.3)	(6.4)	n.m.	(33)
Other income (expense)	64.3	—	—	n.m.	—
Total Non-Operating	$1.4	$(84.6)	$(109.2)	(102)	(22)
 _______________
n.m. not meaningful

Investment income. The increase in investment income during 2012 when compared with the same period in 2011 was attributable to an increase in gains on marketable securities related to our non-qualified deferred compensation plan of $5.7 million. Gains and losses from these non-qualified deferred compensation plan securities are offset by an equal amount of compensation and benefits expense. The increase in investment income was also attributable to other gains on investments. The increase in investment income was partially offset by a decrease in dividend income of $5.9 million in 2012 compared with the same period in 2011 due largely to a decrease in dividends from our investment in BM&FBOVESPA in 2012 when compared with 2011.
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
Gains (losses) on derivative investments. In 2010, we recognized an $8.6 million loss due to ineffectiveness on the interest rate swap contract used to hedge interest rate risk on our term loan. Both the swap contract and the term loan were originally scheduled to expire in August 2011. In December 2010, we approved a plan to refinance the term loan in January 2011 resulting in ineffectiveness of the hedge.
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
Interest and other borrowing costs. The following table shows the weighted average borrowings outstanding, weighted average effective yield and average cost of borrowing for the periods presented:

				Year-over-Year Change
(dollars in millions)	2012	2011	2010	2012-2011	2011-2010
Weighted average borrowings outstanding	$2,344.1	$2,155.8	$2,668.1	$188.3	$(512.3)
Weighted average effective yield	5.06%	5.18%	4.96%	(0.12)%	0.22%
Average cost of borrowing (1)	5.66	5.47	5.24	0.19	0.23
(1) Average cost of borrowing includes interest, the effective portion of interest rate hedges, commitment fees, discount accretion and debt issuance costs.
On September 10, 2012, we issued $750.0 million of 3.0% fixed rate notes due September 2022, which contributed to the increase in the weighted average borrowings outstanding and decreases in weighted average effective yield. The average cost of borrowings increased in 2012 when compared with 2011 because of higher commitment fees on the 364-day fully secured, committed line of credit resulting from an increase in the commitment.
Interest expense decreased in 2011 compared with 2010 due to repayment of the $420.5 million term loan in January 2011 and the maturity of the $300.0 million floating rate notes in August 2010. The decrease in 2011 compared with 2010 was partially offset by the issuance, in March 2010, of $612.5 million of 4.40% fixed rate notes, which are due in 2018. As a result, there was a decrease in weighted average borrowings and an increase in weighted average effective yield and average cost of borrowings in 2011 when compared with 2010.
Equity in net gains (losses) of unconsolidated subsidiaries. In 2012, we recognized income from our investment in the McGraw venture, which contributed to increases in equity in net gains (losses) of unconsolidated subsidiaries in 2012 when compared with 2011.
Other income (expense). In 2012, we recognized a net gain of $58.9 million related to the contribution of the DJI asset group and the sale of CMA. Additionally, in 2012, we recognized a gain of $5.7 million related to the recovery of a 2008 impairment loss on a corporate debt security held in the NYMEX securities lending portfolio.

Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2012	2011	2010	Year-over-Year Change
				2012-2011	2011-2010
Year ended December 31	46.5%	6.3%	44.7%	40.2%	(38.4)%
In 2011, we reduced our income tax provision by $646.0 million due largely to a revaluation of our existing deferred tax liabilities resulting from a change in state tax apportionment. This revaluation contributed to an increase in the effective tax rate in 2012 when compared with 2011 and a decrease in the effective tax rate in 2011 when compared with 2010. In 2012, we established deferred income tax liabilities associated with the McGraw venture resulting in a $106.8 million increase in our income tax provision, which also contributed to a higher effective tax rate in 2012 when compared with 2011. Additionally, in the first quarter of 2011, we began marking to market our investment in BM&FBOVESPA which resulted in a $48.8 million reduction in valuation allowances on unrealized capital losses previously reserved, which also reduced our effective tax rate in 2011.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements
We have historically met our funding requirements with cash generated by our ongoing operations. While our cost structure is fixed in the short term, our sources of operating cash are dependent on contract volume levels. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to cover our working capital needs, capital expenditures, and other commitments. However, it is possible that we may need to raise additional funds to finance our activities through issuances of commercial paper, future public debt offerings or by direct borrowings from financial institutions.
Cash will also be required for operating leases and non-cancellable purchase obligations as well as other obligations reflected as long-term liabilities in our consolidated balance sheet at December 31, 2012. These were as follows:

(in millions)	Operating Leases	Purchase Obligations	Other Long-Term Liabilities	Total(1)
Year
2013	$28.7	$16.6	$46.4	$91.7
2014-2015	58.0	17.7	—	75.7
2016-2017	58.2	1.5	—	59.7
Thereafter	152.9	1.0	—	153.9
Total	$297.8	$36.8	$46.4	$381.0

(1)
Gross unrecognized income tax liabilities, including interest and penalties, of $57.8 million for uncertain tax positions are not included in the table due to uncertainty about the date of their settlement.

Operating leases include rent payments for office space in Chicago and other smaller offices in the United States and in various foreign countries. The operating lease for our headquarters in Chicago expires in November 2022. Annual minimum rental payments under this lease range from $11.0 million to $13.5 million. We also maintain operating leases for additional office spaces in Chicago, which expire in November 2023 and April 2027. Annual minimum rental payments under these leases range from $4.8 million to $6.2 million and $2.9 million to $4.3 million, respectively.
Purchase obligations include minimum payments due under agreements to purchase software licenses, hardware and maintenance as well as telecommunication services. Other long-term liabilities include funding obligations for other post-retirement benefit plans as well as contingent consideration.
Future capital expenditures for technology are anticipated as we continue to support our growth through additional investment in our co-location program, increased system capacity and performance improvements. Each year, capital expenditures are incurred for improvements to and expansion of our offices, remote data centers, telecommunications network and other operating equipment. In 2013, we expect capital expenditures to total between $140.0 million and $150.0 million. We continue to monitor our capital needs and may revise our forecasted expenditures as necessary in the future.

We intend to continue to pay a regular quarterly dividend to our shareholders. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. CME Group is also required to comply with restrictions contained in the general corporation laws of its state of incorporation, which could also limit its ability to declare and pay dividends. The distribution target under our annual dividend policy remains at approximately 50% of the prior year's cash earnings. On January 30, 2013, the board of directors declared a regular quarterly dividend of $0.45 per share. The dividend will be payable on March 25, 2013 to shareholders of record on March 8, 2013. Assuming no changes in the number of shares outstanding, the first quarter dividend payment will total approximately $149.3 million. The board of directors also declared an additional, annual variable dividend of $1.30 per share on December 5, 2012 paid on December 28, 2012 to the shareholders of record on December 17, 2012. This annual dividend will typically be considered in the first quarter of each year and will supplement the regular dividend. The annual variable dividend for 2013 was accelerated to the fourth quarter of 2012 due to uncertainty surrounding dividend income tax treatment beginning in 2013. In general, the amount of the annual variable dividend will be determined after the end of each year, and the level will increase or decrease from year to year based on operating results, potential merger and acquisition activity, and other forms of capital return including regular dividends and share buybacks during the prior year.
Sources and Uses of Cash
The following is a summary of cash flows from operating, investing and financing activities.

				Year-over-Year Change
(dollars in millions)	2012	2011	2010	2012-2011	2011-2010
Net cash provided by operating activities	$1,216.8	$1,346.3	$1,359.6	(10)%	(1)%
Net cash used in investing activities	(206.0)	(153.6)	(111.6)	35	38
Net cash used in financing activities	(448.4)	(1,005.6)	(653.4)	(55)	54
Operating activities
In 2012 when compared with 2011, net cash provided by operating activities decreased as a result of lower contract volumes.
Net cash provided by operating activities decreased slightly in 2011 when compared with 2010. Increased profitability as a result of higher contract volumes was offset by an increase in other current assets and other assets resulting from a reclassification of cash from cash and cash equivalents to other current assets and other assets because the cash became subject to restrictions in conjunction with the contribution to the CMECE guaranty fund.
Investing activities
Cash used in investing activities in 2012 was higher than cash used in 2011 due to the increased investment in business ventures, partially offset by the receipt of proceeds from the sale of the CBOT buildings.
The increase in cash used in investing activities in 2011 when compared with 2010 was due to the proceeds from the sales of a long-term investment and our exercise rights privileges in 2010.
Financing activities
Cash used in financing activities was lower in 2012 when compared with 2011. The decrease in cash used was attributable to the receipt of $747.7 million in proceeds from debt issued in September 2012 in contrast with repayments of $420.5 million of debt in the first quarter of 2011. In addition, we repurchased $220.4 million of Class A common stock in 2011. The net decrease in cash used was partially offset by a $851.5 million increase in cash dividends paid in 2012 when compared with 2011.
The increase in cash used in 2011 compared with 2010 was attributable to proceeds from our issuance of shares to BM&FBOVESPA in 2010 and an increase in cash dividends in 2011 when compared with 2010. The increase in cash used was partially offset by a decrease in share repurchases of $354.9 million in 2011 when compared with the same period in 2010.

Debt Instruments
The following table summarizes our debt outstanding as of December 31, 2012:

(in millions)	Par Value
Fixed rate notes due August 2013, stated rate of 5.40%	$750.0
Fixed rate notes due February 2014, stated rate of 5.75%	750.0
Fixed rate notes due March 2018, stated rate of 4.40% (1)	612.5
Fixed rate notes due September 2022, stated rate of 3.00% (2)	750.0

(1)
In February 2010, we entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46%.

(2)
In August 2012, we entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.

In November 2012, the multi-currency revolving senior credit facility with various financial institutions was increased from $1.0 billion to $1.8 billion. The proceeds from the revolving senior credit facility can be used for general corporate purposes, which includes providing liquidity for our CME clearing house in certain circumstances and, if necessary, for maturities of commercial paper. As long as we are not in default under the new senior credit facility, we have the option to increase the facility up to $2.3 billion with the consent of the agent and lenders providing the additional funds. In November 2012, the maturity date was extended from January 2014 to January 2016 except for $95.0 million of the existing commitments. The $1.8 billion multi-currency revolving senior credit facility includes a provision to issue up to $250.0 million of stand-by letters of credit. The senior credit facility is voluntarily prepayable from time to time without premium or penalty. Under our credit facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity as of September 30, 2012, giving effect to share repurchases made and special dividends paid during the term of the agreement (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings under this credit facility.
We maintain a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by our CME clearing house. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of U.S. Treasury securities, U.S. government agency securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At December 31, 2012, guaranty fund collateral available was $4.8 billion. The line of credit provides for borrowings of up to $5.0 billion. We have the option to request an increase in the line from $5.0 billion to $7.0 billion, subject to the approval of participating banks. In addition to the 364-day multi-currency line of credit, we also have the option to use the $1.8 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default in certain circumstances.
In addition, our 364-day multi-currency line of credit contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement) of not less than $625.0 million. In the event that CME elects to increase the facility, the minimum consolidated tangible net worth test would increase ratably up to $875.0 million.
The indentures governing our fixed rate notes, our $1.8 billion multi-currency revolving senior credit facility and our 364-day multi-currency line of credit for $5.0 billion do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company that could indirectly affect the ability to pay dividends.
At December 31, 2012, we have excess borrowing capacity for general corporate purposes of approximately $1.8 billion under our multi-currency revolving senior credit facilities.
At December 31, 2012, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At December 31, 2012, we had pledged letters of credit totaling $181.0 million.
The following table summarizes our credit ratings as of December 31, 2012:

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
Off-Balance Sheet Arrangements
As of December 31, 2012, we did not have any off-balance sheet arrangements as defined by the regulations of the Securities and Exchange Commission.
Liquidity and Cash Management
Cash and cash equivalents totaled $1.6 billion at December 31, 2012 and $1.0 billion at December 31, 2011. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that a $19.9 million contribution in 2013 will allow us to meet our funding goal. However, the amount of the actual contribution is contingent on the actual rate of return on our plan assets during 2013 and the December 31, 2013 discount rate.
Regulatory Requirements
CME and KCBTCC are regulated by the Commodity Futures Trading Commission (CFTC) as U.S. Derivatives Clearing Organizations (DCO). Beginning in May 2012, DCOs are required to maintain capital as defined by the CFTC in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. CME and KCBTCC are in compliance with the DCO financial requirements.
CME, CBOT, NYMEX, COMEX and KCBT are regulated by the CFTC as Designated Contract Markets (DCM). Beginning in October 2012, DCMs are also required to maintain capital as defined by the CFTC in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. Our DCMs are in compliance with the DCM financial requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices.
Interest Rate Risk
Debt outstanding at December 31, 2012 consisted of fixed rate borrowings of $2.9 billion. Changes in interest rates impact the fair values of fixed-rate debt, but do not impact earnings or cash flows. We did not have any variable rate borrowings at December 31, 2012.
Credit Risk
Our clearing houses act as the counterparties to all trades consummated on our exchanges as well as through third-party exchanges and over-the-counter markets for which we provide clearing services. As a result, we are exposed to significant credit risk of third parties, including clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.
In November 2012, we acquired The Board of Trade of Kansas City, Missouri, Inc. (KCBT), including the Kansas City Board of Trade Clearing Corporation (KCBTCC). We expect to integrate KCBTCC operations with the operations of CME Clearing, a division of CME, during 2013. As of December 31, 2012, we maintained a separate financial safeguard package for KCBTCC clearing firms. In February 2013, the KCBTCC financial safeguard package was incorporated into the CME Clearing financial safeguard package.
In order to ensure performance, we establish and monitor financial requirements for our clearing firms. We set minimum performance bond requirements for exchange-traded and over-the-counter products, including credit default swaps and interest rate swaps. For CME and KCBTCC clearing firms, we establish performance bond requirements to cover at least 99% of expected price changes for a given product within a given historical period with further quantitative and qualitative considerations based on market risk. For CMECE clearing firms, we establish performance bond requirements to cover at least 95% to 99% of expected price changes for a given product within a given historical period with further quantitative and qualitative considerations based on market risk. We establish haircuts applied to collateral deposited to meet performance bond requirements to cover at least 99% of expected price changes and foreign currency changes for a given asset within a given historical period with further quantitative and qualitative considerations. Haircuts vary depending on the type of collateral and maturity. We mark-to-market all open positions of CME, KCBTCC and CMECE clearing firms at least twice a day and require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market daily with the capability to mark-to-market more frequently as market conditions warrant. These practices allow our clearing houses to quickly identify any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open positions before those financial obligations become exceptionally large and jeopardize the ability of our clearing house to ensure performance of their open positions. This transparency makes it difficult for traders to hide losses or disguise unusual profits.
Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cover any default and maintain liquidity.
Despite our safeguards, we cannot assure you that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default.
CME Clearing
We maintain three separate financial safeguard packages for CME Clearing member firms:

•	a financial safeguard package for all futures and options contracts other than cleared over-the-counter credit default swap and interest rate swap contracts (base package),

•	a financial safeguard package for cleared over-the-counter credit default swap contracts, and

•	a financial safeguard package for cleared over-the-counter interest rate swap contracts.
In the unlikely event of a payment default by a clearing firm, we would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm's guaranty fund contributions, performance bonds and any other available assets, such as assets required for membership and any associated trading rights. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to us by the parent company of the clearing firm. Thereafter, if the payment default remains unsatisfied, we would use the corporate contributions designated for the respective financial safeguard package. We would then use guaranty fund contributions of other clearing firms within the respective financial safeguard package and funds collected through an assessment against solvent clearing firms within the respective financial safeguard package to satisfy the deficit.
We maintain a $5.0 billion 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by CME Clearing. We have the option to request an increase in the line from $5.0 billion to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the payments systems that would delay payment of settlement variation between us and our clearing firms. The credit agreement requires us to pledge certain assets to the line of credit custodian prior to drawing on the line of credit. Pledged assets may include clearing firm guaranty fund deposits held by us in the form of U.S. Treasury or agency securities, as well as select money market mutual funds approved for our select Interest Earning Facility (IEF) programs. Performance bond collateral of a defaulting clearing firm may also be used to secure a draw on the line. In addition to the 364-day multi-currency line of credit, we also have the option to use our $1.8 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default.

Aggregate performance bond deposits for clearing firms for all three CME financial safeguard packages was $86.8 billion, including $5.6 billion of cash performance bond deposits and $4.2 billion of letters of credit. A defaulting firm's performance bond deposits can be used in the event of default of that clearing firm.
The following shows the available assets at December 31, 2012 in the event of a payment default by a clearing firm for the base financial safeguard package after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing Available Assets
Designated corporate contributions for futures and options(1)	$100.0
Guaranty fund contributions(2)	2,899.5
Assessment powers(3)	7,973.6
Minimum Total Assets Available for Default(4)	$10,973.1
_______________

(1)
CME Clearing designates $100.0 million of corporate contributions to satisfy a clearing firm default in the event that the defaulting clearing firm's guaranty contributions and performance bonds do not satisfy the deficit.

(2)	Guaranty fund contributions of clearing firms include guaranty fund contributions required of clearing firms, but do not include any excess deposits held by us at the direction of clearing firms.

(3)
In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our designated working capital and the non-defaulting clearing firms' guaranty fund contributions, we have the right to assess all non-defaulting clearing members as defined in the rules governing the guaranty fund.

(4)	Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm subsequent to the liquidation of the defaulting firm's performance bond collateral.
The following shows the available assets for the credit default swap financial safeguard package at December 31, 2012 in the event of a payment default by a clearing firm that clears credit default swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing Available Assets
Designated corporate contributions for credit default swap contracts(1)	$50.0
Guaranty fund contributions(2)	771.4
Minimum Total Assets Available for Default(3)	$821.4
_______________

(1)
CME Clearing designates corporate contributions to satisfy a clearing firm default in the event that the defaulting clearing firm's guaranty contributions and performance bonds do not satisfy the deficit. The working capital contributed by us would be equal to the greater of $50.0 million and 5% of the credit default swap guaranty fund, up to a maximum of $100.0 million.

(2)	Guaranty fund contributions of clearing firms for credit default swap contracts include guaranty fund contributions required of those clearing firms.

(3)
Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm subsequent to the liquidation of the defaulting firm's performance bond collateral. In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our designated working capital and the non-defaulting firms' guaranty fund contributions, we have the right to assess all non-defaulting clearing members as defined in the rules governing the credit default swap guaranty fund.

The following shows the available assets for the interest rate swap financial safeguard package at December 31, 2012 in the event of a payment default by a clearing firm that clears interest rate swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing Available Assets
Designated corporate contributions for interest rate swap contracts(1)	$100.0
Guaranty fund contributions(2)	1,125.0
Minimum Total Assets Available for Default(3)	$1,225.0

(1)
CME Clearing designates $100.0 million of corporate contributions to satisfy a clearing firm default in the event that the defaulting clearing firm's guaranty contributions and performance bonds do not satisfy the deficit.

(2)	Guaranty fund contributions of clearing firms for interest rate swap contracts include guaranty fund contributions required of those clearing firms.

(3)
Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm subsequent to the liquidation of the defaulting firm's performance bond collateral. In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our designated working capital and the non-defaulting firms' guaranty fund contributions, we have the right to assess all non-defaulting clearing members as defined in the rules governing the interest rate swap guaranty fund.

KCBTCC
At December 31, 2012, we maintained a separate guaranty fund for KCBTCC clearing firms. Aggregate performance bond deposits for KCBTCC clearing firms were $441.1 million, including $7.6 million in cash performance bonds at December 31, 2012. The guaranty fund contributions were $30.6 million at December 31, 2012. This collateral was incorporated into CME Clearing's base package in February 2013.
CMECE
We maintain a financial safeguard package for CMECE over-the-counter commodity clearing firms. In the unlikely event of default by a CMECE clearing firm, we would first apply assets of the defaulting clearing firm to satisfy its payment obligations. These assets include the defaulting firm's performance bonds. Aggregate cash performance bond deposits for CMECE clearing firms were $54.5 million. There were no non-cash performance bonds on deposit at December 31, 2012. Thereafter, if the default remains unsatisfied after first applying assets of the defaulting clearing firm to satisfy its payment obligation, we would use guaranty fund contributions of $60.0 million of CMECE funds for commodity clearing firms. As of December 31, 2012, guaranty fund contributions were contributed by CMECE instead of by the clearing firms. Commodity clearing firms will begin contributing to the commodity guaranty fund in 2013. Once the CMECE clearing firms contribute to the commodity guaranty fund, we would still use at least $20.0 million of CMECE funds in addition to the clearing firms' guaranty fund contributions in the event of a default of a commodity clearing firm.
Beginning in 2013, we will maintain a separate financial safeguard package for CMECE interest rate swap clearing firms. CMECE will begin offering to clear interest rate swap contracts in the first quarter of 2013. In the unlikely event of default by a CMECE clearing firm, we will first apply assets of the defaulting clearing firm to satisfy its payment obligations. If the default remains unsatisfied, we will apply guaranty fund contributions of $52.5 million for interest rate swap clearing firms that will be contributed by CMECE instead of by the clearing firms. In the future, the interest rate swap clearing firms may be asked to contribute to the interest rate swap guaranty fund. Once the CMECE clearing firms contribute to the guaranty fund, we would still use at least $52.5 million of CMECE funds in the event of a default of a interest rate swap clearing firm.
Foreign Currency Exchange Rate Risk
Foreign Currency Transaction Risk
Our exposure to foreign currency transaction risk resulting from our operations is considered minimal and is not expected to be material to our financial condition or operating results.
Foreign Currency Translation Risk
We have foreign currency translation risk related to the translation of our foreign subsidiaries' assets and liabilities from their respective functional currencies to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets and liabilities we report in our consolidated balance sheets. The financial statements of certain of our foreign subsidiaries are denominated in various currencies and are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of shareholders' equity and comprehensive income. Aggregate translation adjustments, net of tax, for 2012, 2011 and 2010 were $10.9 million, $83.3 million and $(0.5) million, respectively. In 2011, we reversed an unrealized loss of $81.7 million, net of tax, which was attributable to foreign currency translation adjustments that were recorded in accumulated other comprehensive income (loss) upon recognizing impairment on our investment in BM&FBOVESPA.
Foreign Currency Risk Related to Equity Investments
We are also exposed to foreign currency exchange rate risk related to certain equity investments as discussed in the Equity Price Risk section below.
Foreign Currency Exchange Risk Related to Customer Collateral
A portion of performance bond deposits is denominated in foreign currency. We mark-to-market all deposits once a day and require payment from clearing firms whose collateral has lost value due to changes in foreign currency rates and price. Therefore, our exposure to foreign currency risk related to performance bond deposits is considered minimal and is not expected to be material to our financial condition or operating results.
Equity Price Risk
We hold certain investments in equity securities for strategic purposes. Investments subject to equity price risks are generally recorded at their fair value. Fair values for publicly-traded equity investments are based on quoted market prices. Fair values are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may differ significantly from its current reported value. Fluctuations in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions.
The table below summarizes equity investments that are subject to equity price fluctuations at December 31, 2012. Equity investments are included in other assets in our consolidated balance sheets.

(in millions)	Cost Basis	Fair Value	Carrying Value	Unrealized Gain, Net of Tax
BM&FBOVESPA S.A.	$262.9	$690.6	$690.6	$271.4
Bolsa Mexicana de Valores, S.A.B. de C.V.	17.3	29.3	29.3	7.6
IMAREX ASA	—	1.8	1.8	1.1
We do not currently hedge against equity price risk. Equity investments are assessed for other-than-temporary impairment on a quarterly basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data; shares in thousands)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$1,604.7	$1,042.3
Marketable securities	56.6	47.6
Accounts receivable, net of allowance of $0.8 and $1.3	267.5	289.4
Other current assets (includes $40.0 in restricted cash)	204.3	232.6
Cash performance bonds and guaranty fund contributions	6,584.8	9,333.9
Total current assets	8,717.9	10,945.8
Property, net	724.0	821.9
Intangible assets—trading products	17,175.3	17,040.5
Intangible assets—other, net	2,853.7	3,312.8
Goodwill	7,566.9	7,984.0
Other assets (includes $73.0 and $20.5 in restricted cash)	1,825.4	653.7
Total Assets	$38,863.2	$40,758.7

Liabilities and Equity
Current Liabilities:
Accounts payable	$41.7	$31.1
Short-term debt	749.7	—
Other current liabilities	240.7	250.2
Cash performance bonds and guaranty fund contributions	6,584.8	9,333.9
Total current liabilities	7,616.9	9,615.2
Long-term debt	2,106.8	2,106.8
Deferred income tax liabilities, net	7,413.3	7,226.8
Other liabilities	220.5	187.6
Total Liabilities	17,357.5	19,136.4

Redeemable non-controlling interest	80.8	70.3

CME Group Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 and 9,860 shares authorized as of December 31, 2012 and 2011, respectively; none issued or outstanding	—	—
Series A junior participating preferred stock, $0.01 par value, 0 and 140 shares authorized at December 31, 2012 and 2011, respectively; none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 331,832 and 330,653 shares issued and outstanding as of December 31, 2012 and 2011, respectively	3.3	3.3
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,213.1	17,112.5
Retained earnings	3,993.4	4,324.6
Accumulated other comprehensive income (loss)	209.3	111.6
Total CME Group shareholders’ equity	21,419.1	21,552.0
Non-controlling interest	5.8	—
Total Equity	21,424.9	21,552.0
Total Liabilities and Equity	$38,863.2	$40,758.7
See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)

	Year Ended December 31,
	2012	2011	2010
Revenues
Clearing and transaction fees	$2,371.5	$2,710.9	$2,486.3
Market data and information services	387.1	427.7	395.1
Access and communication fees	88.8	49.2	45.4
Other	67.2	92.8	76.9
Total Revenues	2,914.6	3,280.6	3,003.7
Expenses
Compensation and benefits	496.7	475.7	432.1
Communications	40.1	42.3	40.6
Technology support services	50.7	52.1	50.5
Professional fees and outside services	126.8	126.1	117.5
Amortization of purchased intangibles	116.2	132.0	128.1
Depreciation and amortization	136.9	128.5	129.9
Occupancy and building operations	77.0	77.5	74.9
Licensing and other fee agreements	82.6	84.9	82.6
Other	95.6	140.4	116.4
Total Expenses	1,222.6	1,259.5	1,172.6
Operating Income	1,692.0	2,021.1	1,831.1

Non-Operating Income (Expense)
Investment income	38.7	36.7	42.3
Impairment of long-term investments	—	—	(2.2)
Gains (losses) on derivative investments	(0.1)	(0.1)	(2.6)
Interest and other borrowing costs	(132.2)	(116.9)	(140.3)
Equity in net gains (losses) of unconsolidated subsidiaries	30.7	(4.3)	(6.4)
Other non-operating income (expense)	64.3	—	—
Total Non-Operating	1.4	(84.6)	(109.2)
Income before Income Taxes	1,693.4	1,936.5	1,721.9
Income tax provision	786.7	122.1	769.8
Net Income	906.7	1,814.4	952.1
Less: net income attributable to non-controlling interests	10.4	2.1	0.7
Net Income Attributable to CME Group	$896.3	$1,812.3	$951.4
Earnings per Common Share Attributable to CME Group:
Basic	$2.71	$5.45	$2.87
Diluted	2.70	5.43	2.86
Weighted Average Number of Common Shares:
Basic	331,252	332,737	331,493
Diluted	332,319	333,811	332,475

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$906.7	$1,814.4	$952.1
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains arising during the period	174.7	166.4	10.1
Reclassification adjustment for gains included in net income	(1.8)	—	(1.2)
Income tax expense	(64.6)	(23.7)	(3.6)
Investment securities, net	108.3	142.7	5.3
Defined benefit plans:
Net change in defined benefit plans arising during the period	(13.0)	(19.1)	7.5
Amortization of net actuarial losses included in pension expense	2.5	1.7	2.1
Income tax benefit (expense)	4.2	6.5	(3.8)
Defined benefit plans, net	(6.3)	(10.9)	5.8
Derivative investments:
Net unrealized holding gains (losses) arising during the period	(25.3)	—	(9.7)
Ineffectiveness on cash flow hedges	0.1	0.1	8.6
Amortization of effective portion of loss on cash flow hedges	1.1	0.8	20.0
Income tax benefit (expense)	9.0	(0.3)	(7.4)
Derivative investments, net	(15.1)	0.6	11.5
Foreign currency translation:
Foreign currency translation adjustments	(1.3)	96.6	(0.9)
Reclassification adjustment for loss included in net income	18.4	—	—
Income tax benefit (expense)	(6.2)	(13.3)	0.4
Foreign currency translation, net	10.9	83.3	(0.5)
Other comprehensive income, net of tax	97.8	215.7	22.1
Comprehensive income	1,004.5	2,030.1	974.2
Less: comprehensive income attributable to non-controlling interests	10.5	2.1	0.7
Comprehensive income attributable to CME Group	$994.0	$2,028.0	$973.5

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2009	332,567	3	$17,187.3	$2,239.9	$(126.2)	$19,301.0	$—	$19,301.0
Net income attributable to CME Group and non-controlling interest				951.4		951.4		951.4
Other comprehensive income attributable to CME Group					22.1	22.1		22.1
Dividends on common stock of $0.92 per share				(305.5)		(305.5)		(305.5)
Class A common stock issued to BM&FBOVESPA S.A.	11,032		607.1			607.1		607.1
Repurchase of Class A common stock	(10,034)		(575.3)			(575.3)		(575.3)
Exercise of stock options	448		12.6			12.6		12.6
Excess tax benefits from option exercises and restricted stock vesting			5.8			5.8		5.8
Vesting of issued restricted Class A common stock	173		(3.8)			(3.8)		(3.8)
Shares issued to Board of Directors	37		2.4			2.4		2.4
Shares issued under Employee Stock Purchase Plan	22		1.4			1.4		1.4
Stock-based compensation			40.9			40.9		40.9
Balance at December 31, 2010	334,245	3	$17,278.4	$2,885.8	$(104.1)	$20,060.1	$—	$20,060.1

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2010	334,245	3	$17,278.4	$2,885.8	$(104.1)	$20,060.1	$—	$20,060.1
Net income attributable to CME Group and non-controlling interest				1,812.3		1,812.3		1,812.3
Other comprehensive income attributable to CME Group					215.7	215.7		215.7
Dividends on common stock of $1.12 per share				(373.5)		(373.5)		(373.5)
Repurchase of Class A common stock	(4,048)		(220.4)			(220.4)		(220.4)
Exercise of stock options	170		5.8			5.8		5.8
Excess tax benefits from option exercises and restricted stock vesting			0.6			0.6		0.6
Vesting of issued restricted Class A common stock	213		(3.8)			(3.8)		(3.8)
Shares issued to Board of Directors	41		2.3			2.3		2.3
Shares issued under Employee Stock Purchase Plan	32		1.6			1.6		1.6
Stock-based compensation			51.3			51.3		51.3
Balance at December 31, 2011	330,653	3	$17,115.8	$4,324.6	$111.6	$21,552.0	$—	$21,552.0

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2011	330,653	3	$17,115.8	$4,324.6	$111.6	$21,552.0	$—	$21,552.0
Net income attributable to CME Group and non-controlling interest				896.3		896.3		896.3
Other comprehensive income attributable to CME Group					97.7	97.7		97.7
Dividends on common stock of $3.70 per share				(1,227.5)		(1,227.5)		(1,227.5)
Non-controlling interest resulting from acquisition of Kansas City Board of Trade							5.8	5.8
Tax benefits from Index Services partnership allocation			18.6			18.6		18.6
Exercise of stock options	745		22.1			22.1		22.1
Excess tax benefits from option exercises and restricted stock vesting			4.6			4.6		4.6
Vesting of issued restricted Class A common stock	366		(9.8)			(9.8)		(9.8)
Shares issued to Board of Directors	40		2.1			2.1		2.1
Shares issued under Employee Stock Purchase Plan	28		1.6			1.6		1.6
Stock-based compensation			61.4			61.4		61.4
Balance at December 31, 2012	331,832	3	$17,216.4	$3,993.4	$209.3	$21,419.1	$5.8	$21,424.9

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$906.7	$1,814.4	$952.1
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	61.4	51.3	40.9
Amortization of purchased intangibles	116.2	132.0	128.1
Depreciation and amortization	136.9	128.5	129.9
Net loss on derivative investments	0.1	0.1	8.6
Impairment of goodwill and intangible assets	—	—	20.5
Impairment of long-term investments	—	—	2.2
MF Global accounts receivable write-off	—	21.7	—
Amortization of debt financing costs and discount accretion	5.3	4.9	4.9
Gain on sale of Index Services assets	—	(9.8)	—
Gain on contribution of Dow Jones Index asset group	(78.8)	—	—
Loss on sale of Credit Market Analysis Ltd.	19.9	—	—
Equity in net (gains) losses of unconsolidated subsidiaries	(30.7)	4.3	6.4
Deferred income taxes	82.2	(658.7)	22.3
Change in:
Accounts receivable	(0.3)	(13.2)	(28.7)
Other current assets	(18.2)	(69.4)	(29.9)
Other assets	(50.7)	(27.1)	(2.9)
Accounts payable	11.2	(21.0)	6.1
Income taxes payable	71.9	(18.0)	12.4
Other current liabilities	(5.6)	(6.6)	79.6
Other liabilities	(10.3)	13.2	5.3
Other	(0.4)	(0.3)	1.8
Net Cash Provided by Operating Activities	1,216.8	1,346.3	1,359.6

Cash Flows from Investing Activities
Proceeds from maturities and sales of available-for-sale marketable securities	29.5	11.3	11.9
Purchases of available-for-sale marketable securities	(32.5)	(10.2)	(10.2)
Purchases of property, net	(141.8)	(172.2)	(160.0)
Proceeds from sale of building property	151.5	—	—
Cash paid in business combinations, net of cash acquired	(162.9)	—	(19.6)
Investments in business ventures	(67.8)	—	(17.4)
Proceeds from sale of Credit Market Analysis Ltd., net of cash sold with business	42.4	—	—
Proceeds from sale of Index Services assets	—	18.0	—
Proceeds from sale of long-term investments	—	—	47.2
Proceeds from Chicago Board Options Exchange exercise right privileges	—	—	39.7
Settlement of derivative related to debt issuance	(24.4)	—	(3.2)
Other	—	(0.5)	—
Net Cash Used in Investing Activities	(206.0)	(153.6)	(111.6)
See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Financing Activities
Repayments of commercial paper, net	$—	$—	$(99.9)
Proceeds from other borrowings, net of issuance costs	747.7	—	608.0
Repayment of other borrowings	—	(420.5)	(300.0)
Cash dividends	(1,224.3)	(372.8)	(305.3)
Class A common stock issued to BM&FBOVESPA SA	—	—	607.1
Repurchase of Class A common stock, including costs	—	(220.4)	(575.3)
Proceeds from exercise of stock options	22.1	5.8	12.6
Distribution paid to non-controlling interest	—	—	(607.5)
Excess tax benefits related to employee option exercises and restricted stock vesting	4.6	0.6	5.8
Other	1.5	1.7	1.1
Net Cash Used in Financing Activities	(448.4)	(1,005.6)	(653.4)

Net change in cash and cash equivalents	562.4	187.1	594.6
Cash and cash equivalents, beginning of period	1,042.3	855.2	260.6
Cash and Cash Equivalents, End of Period	$1,604.7	$1,042.3	$855.2

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$624.4	$816.1	$765.9
Interest paid	110.6	111.9	104.9
Non-cash investing activities:
Investment in S&P/Dow Jones Indices LLC	878.4	—	—

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS
Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX), The Board of Trade of Kansas City, Missouri, Inc. (KCBT), wholly-owned subsidiaries of CME Group Inc. (CME Group), are designated contract markets for the trading of futures and options on futures contracts. CME, CBOT, NYMEX, COMEX, KCBT and their subsidiaries are referred to collectively as “the exchange” in the notes to the consolidated financial statements. CME Group and its subsidiaries are referred to collectively as “the company” in the notes to the consolidated financial statements.
CME Group offers a wide range of products including those based on interest rates, equities, foreign exchange, agricultural commodities, energy and metals. CME Group also offers clearing services for cleared over-the-counter derivatives including credit default swaps and interest rate swaps as well as other swaps and forwards. Trades are executed through CME Group's electronic trading platform, open outcry and privately negotiated transactions. Through its U.S. clearing houses, CME Group offers clearing, settlement and guarantees for all products cleared through the exchange. In 2011, CME Clearing Europe (CMECE) began providing clearing services for various over-the-counter derivatives in Europe.
On March 18, 2010, CBOT acquired a 90% ownership interest in CME Group Index Services LLC (Index Services), a joint venture with Dow Jones & Company (Dow Jones). The financial statements and accompanying notes presented in this report include the financial results of Index Services beginning on March 19, 2010. Index Services creates, maintains and licenses the globally-recognized Dow Jones indexes. The indexes are used as benchmarks and as the basis of investment products. In June 2012, the company contributed certain Dow Jones Index assets and liabilities (DJI asset group) owned by Index Services to S&P/Dow Jones Indices LLC (S&P/DJI), a new business venture with The McGraw-Hill Companies Inc. (McGraw). Dow Jones retains a 10% non-controlling interest in Index Services. The company also sold Credit Market Analysis Ltd. (CMA) to McGraw in conjunction with the creation of the business venture. Assets and liabilities contributed or sold as part of this transaction are excluded from the company's consolidated financial statements and accompanying notes beginning on June 30, 2012, while the financial results of the company's 24.4% interest in the new business venture with McGraw are included in the company's consolidated financial statements and accompanying notes beginning on June 30, 2012.
CBOT acquired KCBT and its subsidiaries, the Kansas City Board of Trade Clearing Corporation (KCBTCC) and the Board of Trade Investment Company (BOTIC), on November 30, 2012. KCBT maintains a 51% controlling interest in BOTIC, resulting in a nonredeemable non-controlling interest included in the company's consolidated statements of equity. The financial statements and accompanying notes presented in this report include the financial results of KCBT beginning on November 30, 2012.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the company and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.
Use of Estimates. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the consolidated financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and assumptions management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.
Cash and Cash Equivalents. Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less at the time of purchase.
Financial Investments. The company maintains short-term and long-term investments, classified as available-for-sale or trading securities. Available-for-sale investments are carried at their fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Trading securities held in connection with non-qualified deferred compensation plans are recorded at fair value, with net realized and unrealized gains and losses and dividend income reported as investment income. The company also maintains long-term investments accounted for under the equity method.
The company reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. If events and circumstances indicate that a decline in the value of the assets has occurred and is deemed to be other-than-temporary, the carrying value of the investments is reduced to its fair value and a corresponding impairment is charged to earnings.

Fair Value of Financial Instruments. The company uses a three-level classification hierarchy of fair value measurements that establishes the quality of inputs used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of financial instruments is determined using various techniques that involve some level of estimation and judgment, the degree of which is dependent on the price transparency and the complexity of the instruments.
Derivative Investments. The company uses derivative instruments, designated as cash flow hedges, to limit exposure to changes in interest rates. Derivatives are recorded at fair value in the consolidated balance sheets. The effective portion of the changes in the fair value of cash flow hedges are deferred in accumulated other comprehensive income. Any realized gains and losses from effective hedges are classified in the consolidated statements of income, and any ineffective or excluded portion of a hedge is recognized in earnings immediately.
Accounts Receivable. Accounts receivable are composed of trade receivables and unbilled revenue including clearing and transaction fees and market data and information services revenue. All accounts receivable are stated at cost. A significant portion of accounts receivable and revenues are from clearing firms that are also required to be shareholders of the company. Exposure to losses on receivables for clearing and transaction fees and other amounts owed by clearing firms is dependent on each clearing firm's financial condition, the Class A shares as well as the memberships that collateralize fees owed to the exchange. The exchange retains the right to liquidate shares to satisfy a clearing firm's receivable. The allowance for doubtful accounts is calculated based on historical losses and management's assessment of probable future collections.
Performance Bonds and Guaranty Fund Contributions. Performance bonds and guaranty fund contributions held by CME, CMECE or KCBTCC for clearing firms may be in the form of cash, securities or other non-cash deposits.
Performance bonds and guaranty fund contributions received in the form of cash are held by CME, CMECE or KCBTCC and may be invested overnight in U.S. Government securities acquired through and held by a broker-dealer subsidiary of a bank, reverse repurchase agreements secured with highly rated government securities, money market funds or through CME's selected Interest Earning Facility (IEF) program. Any interest earned on these investments accrues to CME, CMECE or KCBTCC and is included in investment income in the consolidated statements of income. Because the benefits and risks of ownership accrue to CME, CMECE or KCBTCC, cash performance bonds and guaranty fund contributions are reflected in the consolidated balance sheets.
Securities and other non-cash deposits may include U.S. Treasury securities, U.S. Government agency securities, Eurobonds, corporate bonds, other foreign government securities and gold bullion. Securities and other non-cash deposits are held in safekeeping by a custodian bank. Interest and gains or losses on securities deposited to satisfy performance bond and guaranty fund requirements accrue to the clearing firm. Because the benefits and risks of ownership accrue to the clearing firm, non-cash performance bonds and guaranty fund contributions are not reflected in the consolidated balance sheets.
Cash contributed by CMECE to CMECE guaranty funds is classified as restricted cash and is included in other current assets and other assets in the consolidated balance sheets.
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
Goodwill and Other Intangible Assets. The company tests goodwill and indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that their carrying values may not be recoverable. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The company may test goodwill quantitatively for impairment by comparing the carrying value of a reporting unit to its estimated fair value. Estimating the fair value of a reporting unit involves significant judgments inherent in the analysis including estimating the amount of and timing of future cash flows and the selection of appropriate discount rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value of the reporting unit. If the carrying amount exceeds fair value, impairment is recorded. In certain circumstances, goodwill may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value.
The company evaluates the recoverability of indefinite-lived intangible assets by comparing the estimated fair value of the intangible asset to its carrying value. If the indefinite-lived intangible asset carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Estimating the fair value of indefinite-lived intangible assets involves the use of valuation techniques that rely on significant estimates and assumptions including forecasted revenue growth rates, forecasted allocations of expense and risk-adjusted discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value for indefinite-lived intangible assets. In certain circumstances, indefinite-lived intangible assets may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value. For further information on intangible assets and goodwill, see note 7.
Business Combinations. The company accounts for business combinations using the purchase method. The method requires the acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The company may use independent valuation services to assist in determining the estimated fair values.
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
Foreign Currency Translation. Foreign denominated assets and liabilities are re-measured into the functional currency using period-end exchange rates. Gains and losses from foreign currency transactions are included in other expense in the accompanying consolidated statements of income. When the functional currency differs from the reporting currency, revenues and expenses of foreign subsidiaries are translated from their functional currencies into U.S. dollars using weighted-average exchange rates while their assets and liabilities are translated into U.S. dollars using period-end exchange rates. Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income (loss) within shareholders' equity.
Revenue Recognition. Revenue recognition policies for specific sources of revenue are discussed below.
Clearing and Transaction Fees. Clearing and transaction fees include per contract charges for trade execution, clearing, trading on the company's electronic trading platform and other fees. Fees are charged at various rates based on the product traded, the method of trade, the exchange trading privileges of the customer making the trade and the type of contract cleared. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched and the trade is cleared. Therefore, unfilled or canceled buy and sell orders have no impact on revenue. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The reserve is based on the historical pattern of adjustments processed as well as specific adjustment requests. The company believes the allowances are adequate to cover estimated adjustments.
Market Data and Information Services. Market data and information services represent revenue earned for the dissemination of market information. Revenues are accrued each month based on the number of devices reported by vendors. The exchange conducts periodic examinations of the number of devices reported and assesses additional fees as necessary. On occasion, customers will pay for services in a lump sum payment; however, revenue is recognized as services are provided.
Access and Communication Fees. Access fees are the connectivity charges to customers of the company's electronic trading platform that are also used by market data vendors and customers. The fees include co-location fees, access fees for the electronic trading platform, line charges and hardware rental charges and can vary depending on the type of connection provided. An additional installation fee may be charged depending on the type of service requested and a disconnection fee may also be charged if certain conditions are met. Revenue is generally recognized monthly as the service is provided.
Communication fees consist of equipment rental and usage charges to customers and firms that utilize the various telecommunications networks and services in the Chicago and New York City facilities. Revenue is billed and recognized on a monthly basis.
Other Revenues. Other revenues include revenues from the rental of commercial space that are recognized over the lease term using the straight-line method. Under this method, revenue is recorded evenly over the entire term of occupancy for leases with scheduled rent increases or rent abatements. Allowances for construction and other tenant costs are considered lease incentives and are recorded as a reduction to rental income on a straight-line basis over the term of the lease. In April 2012, the company sold the north and south towers of the CBOT building and subsequently leased back a portion of the property, which resulted in a decrease in revenue.
Also included in revenue are ancillary charges for parking, utilities, and miscellaneous services provided to tenants. In addition, processing services revenue is included in other revenue. Processing services includes revenue generated from various strategic relationships.

Concentration of Revenue. Two firms each represented 12% of the company's clearing and transaction fees revenue in 2012. In 2011, one firm represented 12% of the company's clearing and transaction fees revenue. One firm represented 13% and one firm represented 12% of the company's clearing and transaction fees revenue in 2010. Should a clearing firm withdraw from the exchange, management believes that the customer portion of that firm's trading activity would likely transfer to another clearing firm. Therefore, management does not believe that the company is exposed to significant risk from the ongoing loss of revenue received from a particular clearing firm.
The two largest resellers of market data represented approximately 43% of market data and information services revenue in 2012, 39% in 2011, and 45% in 2010. Should one of these vendors no longer subscribe to the company's market data, management believes that the majority of that firm's customers would likely subscribe to the market data through another reseller. Therefore, management does not believe that the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.
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
Segment Reporting. The company reports the results of its operations as one operating segment primarily comprised of CME, CBOT, NYMEX, COMEX and KCBT exchanges. The remaining operations do not meet the thresholds for reporting separate segment information.
3. BUSINESS TRANSACTIONS
Formation of S&P/DJI Indices LLC
On June 29, 2012, CME Group, Index Services and McGraw completed the formation of a new index business venture, S&P/DJI. The company contributed the DJI asset group owned by Index Services to S&P/DJI. On a consolidated basis, CME Group has a total interest of 27.0% in S&P/DJI. Excluding the ownership interest attributable to Dow Jones through its non-controlling interest in Index Services, CME Group has a 24.4% interest in S&P/DJI. As a result of its contribution, Index Services derecognized the DJI asset group and recorded a $78.8 million gain included in other non-operating income in the consolidated statements of income.
Sale of Credit Market Analysis Ltd.
On June 29, 2012, the company sold CMA to McGraw for $45.9 million in conjunction with the formation of S&P/DJI. As a result, the company recognized a $19.9 million loss, which was included in other non-operating expense in the consolidated statements of income. The loss includes a previously unrecognized foreign currency translation adjustment of $18.4 million.
Acquisition of The Board of Trade of Kansas City, Missouri, Inc.
On November 30, 2012, CME Group purchased KCBT, the leading derivatives market for hard red winter wheat, for $126.0 million in cash. This acquisition provides a growth opportunity for the company by complementing existing products and by providing new opportunities for customers to manage their global wheat price risk.
Under the accounting guidance for business combinations, the purchase price of $126.0 million was allocated to KCBT’s net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date. The excess of the purchase price over the net tangible assets and identifiable intangible assets was recorded as goodwill. Based on the purchase price allocation, CME Group recorded $134.8 million of identifiable intangible assets, $28.6 million of goodwill and $46.5 million of deferred tax liabilities.

4. MARKETABLE SECURITIES
Available-for-Sale Securities. Certain marketable securities have been classified as available-for-sale. The amortized cost and fair value of these securities at December 31 were as follows:

	2012		2011
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury	$17.5	$17.5	$5.1	$5.1
Asset-back securities	0.8	0.4	1.1	0.9
U.S. Government agency	—	—	4.9	5.3
Municipal bonds	—	—	4.1	4.5
Total	$18.3	$17.9	$15.2	$15.8
Net unrealized gains (losses) on marketable securities classified as available-for-sale are reported as a component of other comprehensive income (loss) and included in the accompanying consolidated statements of comprehensive income and consolidated statements of equity.
The fair value and gross unrealized losses of asset-backed securities were $0.4 million and $0.4 million, respectively, at December 31, 2012. The asset-backed securities were in an unrealized loss position for more than 12 months at December 31, 2012 and were deemed not to be other-than-temporarily impaired. The company has the ability and intent to hold these asset-backed securities until a recovery of fair value, which may be at maturity, and does not consider these asset-backed securities to be other-than-temporarily impaired at December 31, 2012.
The amortized cost and fair value of marketable securities at December 31, 2012, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Maturity of one year or less	$17.5	$17.5
Maturity between one and five years	—	—
Maturity between five and ten years	—	—
Maturity greater than ten years	0.8	0.4
Total	$18.3	$17.9
Trading Securities. CME maintains additional investments in a diverse portfolio of mutual funds related to its non-qualified deferred compensation plans (note 12). The fair value of these securities was $38.7 million and $31.8 million at December 31, 2012 and 2011, respectively.
5. PERFORMANCE BONDS AND GUARANTY FUND CONTRIBUTIONS
The company maintains three clearing houses: CME Clearing (a division of CME), KCBTCC and CMECE. The clearing houses clear and guarantee the settlement of contracts traded in their respective markets. At December 31, 2012, the operations of KCBTCC were separate from CME, but KCBTCC will be fully integrated with CME Clearing during 2013. In their guarantor roles, the clearing houses have precisely equal and offsetting claims to and from clearing firms on opposite sides of each contract, standing as an intermediary on every contract cleared. Clearing firm positions in the United States are held according to Commodity and Futures Trading Commission (CFTC) regulatory account segregation standards. To the extent that funds are not otherwise available to satisfy an obligation under the applicable contract, the clearing houses bear counterparty credit risk in the event that future market movements create conditions that could lead to clearing firms failing to meet their obligations to the clearing houses. The clearing houses reduce the exposure through risk management programs that include initial and ongoing financial standards for designation as a clearing firm, performance bond requirements and mandatory guaranty fund contributions. Each CME and KCBTCC clearing firm is required to deposit and maintain balances in the form of cash, U.S. Government securities, certain foreign government securities, bank letters of credit or other approved investments to satisfy performance bond and guaranty fund requirements. Clearing firms that clear through CMECE are required to deposit and maintain collateral in the form of cash, certain U.S. and foreign government securities or other approved investments to satisfy performance bond and guaranty fund requirements. All non-cash deposits are marked to market and haircut on a daily basis.
In addition, the rules and regulations of CBOT require that collateral be provided for delivery of physical commodities, maintenance of capital requirements and deposits on pending arbitration matters. To satisfy these requirements, clearing firms that have accounts that trade certain CBOT products have deposited cash, U.S. Treasury securities and letters of credit.

The clearing houses mark-to-market open positions at least twice a day, and require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market once daily, with the capability to mark-to-market more frequently as market conditions warrant.
Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than over-the-counter credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared over-the-counter credit default swap and interest rate swap contracts, the maximum exposure related to CME's guarantee would be one full day of changes in fair value of all open positions, before considering CME's ability to access defaulting clearing firms' collateral. During 2012, the clearing houses transferred an average of approximately $2.4 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing houses reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2012.
Cash performance bonds and guaranty fund contributions are included in the consolidated balance sheets, and these balances may fluctuate significantly over time due to investment choices available to clearing firms and changes in the amount of contributions required. Securities are not reflected in the consolidated financial statements and the clearing houses do not earn any interest on these deposits.
CME Clearing
Clearing firms, at their option, may instruct CME to deposit the cash held by CME into one of the IEF programs. The total principal in the IEF programs was $13.3 billion at December 31, 2012 and $15.4 billion at December 31, 2011. The guaranty fund contributions held in one of the IEF programs may be used as collateral for CME's $5.0 billion multi-currency line of credit. The consolidated statements of income reflect management fees earned under the IEF programs of $10.6 million, $11.2 million and $10.0 million during 2012, 2011 and 2010, respectively. These fees are included in other revenues.
CME and The Options Clearing Corporation (OCC) have a cross-margin arrangement, whereby a clearing firm may maintain a cross-margin account in which a CME clearing firm's positions in certain equity index futures and options are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC (note 15). Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or CME's proportionate share per that agreement. In addition, CME has cross-margin agreements with Fixed Income Clearing Corporation (FICC) whereby the clearing firms' offsetting positions with CME and FICC are subject to reduced performance bond requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC, each clearing house may reduce that firm's performance bond requirements.
Each CME clearing firm for futures and options is required to deposit and maintain specified guaranty fund contributions in the form of cash or approved securities. In the event that performance bonds, guaranty fund contributions, and other assets required to support clearing membership of a defaulting CME clearing firm are inadequate to fulfill that clearing firm's outstanding financial obligation, the base guaranty fund for contracts other than over-the-counter credit default and interest rate swaps is available to cover potential losses after first utilizing $100.0 million of corporate contributions designated by CME to be used in the event of a default of a clearing firm for the base guaranty fund.
CME maintains a separate guaranty fund to support the clearing firms that clear over-the-counter credit default swap products. Additionally, CME maintains a separate guaranty fund to support the clearing firms that clear over-the-counter interest rate swap products. The funds for over-the-counter credit default and interest rate swaps are independent of the base guaranty fund and are isolated to clearing firms for products in the respective asset class. Each clearing firm for cleared over-the-counter credit default swaps and cleared over-the-counter interest rate swaps is required to deposit and maintain specified guaranty fund contributions in the form of cash or approved securities. In the event that performance bonds, guaranty fund contributions and other assets required to support clearing membership of a defaulting clearing firm for cleared over-the-counter credit default swap contracts are inadequate to fulfill that clearing firm's outstanding financial obligation, the credit default swaps contracts guaranty fund is available to cover potential losses after first utilizing corporate contributions designated by CME to be used in the event of default of a cleared over-the-counter credit default swap clearing firm, which is equal to the greater of $50.0 million and 5% of the credit default swap guaranty fund, up to a maximum of $100.0 million. In the event that performance bonds, guaranty fund contributions and other assets required to support clearing membership of a defaulting clearing firm for cleared over-the-counter interest rate swap contracts are inadequate to fulfill that clearing firm's outstanding financial obligation, the interest rate swaps contracts guaranty fund is available to cover potential losses after first utilizing $100.0 million of corporate contributions designated by CME to be used in the event of a default of a cleared over-the-counter interest rate swap clearing firm.

CME maintains a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by CME Clearing. CME may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between CME and its clearing firms. Clearing firm guaranty fund contributions received in the form of U.S. Treasury securities, U.S. government agency securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $5.0 billion. At December 31, 2012, guaranty fund contributions available for CME clearing firms was $4.8 billion. CME has the option to request an increase in the line from $5.0 billion to $7.0 billion, subject to the approval of participating banks. In addition to the 364-day fully secured, committed multi-currency line of credit, the company also has the option to use the $1.8 billion multi-currency revolving senior credit facility to provide liquidity for the clearing house in the unlikely event of default.
KCBTCC
At December 31, 2012, the company maintained a separate guaranty fund for KCBTCC clearing firms. This guaranty fund was incorporated into CME's guaranty fund in February 2013.
CMECE
The company maintains a guaranty fund for CMECE over-the-counter commodity clearing firms. In the event that a defaulting CMECE clearing firm's performance bonds are inadequate to fulfill its outstanding financial obligation, the company would use guaranty fund contributions of $60.0 million of CMECE funds for commodity clearing firms. As of December 31, 2012, guaranty fund contributions were contributed by CMECE and not by the clearing firms. Commodity clearing firms will begin contributing to the commodity guaranty fund in 2013. Once the CMECE clearing firms contribute to the guaranty funds, CMECE will still use at least $20.0 million of CMECE funds in addition to the commodity clearing firms' guaranty fund contributions in the event of a default.
Beginning in 2013, the company will also maintain a guaranty fund for CMECE over-the-counter interest rate swap clearing firms. CMECE will begin offering to clear interest rate swap contracts in the first quarter of 2013. In the unlikely event of default by a CMECE clearing firm, the company will first apply assets of the defaulting clearing firm to satisfy its payment obligations. If the default remains unsatisfied, the company will apply guaranty fund contributions of $52.5 million for interest rate swap clearing firms that will be contributed by CMECE instead of by the clearing firms. In the future, the interest rate swap clearing firms may be asked to contribute to the interest rate swap guaranty fund. Once the CMECE clearing firms contribute to the guaranty fund, the company would still use at least $52.5 million of CMECE funds in the event of a default of an interest rate swap clearing firm.
CME and KCBTCC are required under the Commodity Exchange Act in the United States to segregate cash and securities deposited by clearing firms on behalf of their customers. In addition, CME and KCBTCC require segregation of all funds deposited by its clearing firms from operating funds. CMECE holds cash and securities deposited by clearing firms in segregated accounts, and maintains distinct accounts for its own operating funds.
Cash and non-cash deposits held as performance bonds and guaranty fund contributions at fair value at December 31 were as follows:

	2012		2011
(in millions)	Cash	Non-Cash Deposits and IEF Funds	Cash	Non-Cash Deposits and IEF Funds
Performance bonds	$5,647.1	$77,414.1	$8,103.4	$80,250.7
Guaranty fund contributions	925.4	4,419.0	1,156.3	3,869.8
Cross-margin arrangements	—	83.1	60.0	202.9
Performance collateral for delivery	12.3	0.5	14.2	12.0
Total	$6,584.8	$81,916.7	$9,333.9	$84,335.4
Performance bonds and guaranty fund contributions include collateral for clearing firms for all three clearing houses. Cross-margin arrangements include collateral for the cross-margin accounts with OCC and FICC. The performance bond collateral for delivery includes deposits to meet CBOT delivery requirements.
Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $175.9 million at December 31, 2012 and $120.9 million at December 31, 2011. Intraday settlements may be invested on an overnight basis and are offset by an equal liability owed to clearing firms.

In addition to cash, securities and other non-cash deposits, irrevocable letters of credit may be used as performance bond deposits for clearing firms. At December 31, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in millions)	2012	2011
Performance bonds	$4,208.3	$4,214.8
Performance collateral for delivery	1,019.7	1,449.3
Total Letters of Credit	$5,228.0	$5,664.1
All cash, securities and letters of credit posted as performance bonds are only available to meet the financial obligations of that clearing firm to the clearing houses.
6. PROPERTY
A summary of the property accounts at December 31 is presented below:

(in millions)	2012	2011	Estimated Useful Life
Land and land improvements	$20.1	$65.6	10 - 20 years (1)
Building and building improvements	512.6	531.7	3 - 39 years
Leasehold improvements	219.4	214.6	3 - 24 years
Furniture, fixtures and equipment	342.8	328.3	2 - 7 years
Software and software development costs	269.5	258.0	2 - 4 years
Total property	1,364.4	1,398.2
Less accumulated depreciation and amortization	(640.4)	(576.3)
Property, net	$724.0	$821.9
(1) Estimated useful life applies only to land improvements.
In April 2012, CME Group sold two buildings in Chicago for $151.5 million resulting in a gain of $20.3 million. At the time of the sale, the company leased back a portion of the property. As a result of the leaseback, the company is required to recognize the gain as a reduction to operating expenses over the 15 year term of the lease.

7. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consisted of the following at December 31:

	2012			2011
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(467.4)	$2,371.4	$3,071.9	$(400.4)	$2,671.5
Lease-related intangibles	25.4	(8.2)	17.2	83.2	(45.4)	37.8
Technology-related intellectual property	29.4	(14.4)	15.0	56.2	(28.4)	27.8
Other(1)	0.2	(0.1)	0.1	11.6	(10.6)	1.0
	2,893.8	(490.1)	2,403.7	3,222.9	(484.8)	2,738.1
Foreign currency translation adjustments	—	—	—	(8.8)	5.9	(2.9)
Total amortizable intangible assets	$2,893.8	$(490.1)	2,403.7	$3,214.1	$(478.9)	2,735.2

Indefinite-Lived Intangible Assets:
Trade names			450.0			578.0
Foreign currency translation adjustments			—			(0.4)
Total intangible assets—other, net			$2,853.7			$3,312.8
Trading products (2)			$17,175.3			$17,040.5
 _______________

(1)
At December 31, 2012, other amortizable intangible assets consisted of a definite-lived trade name. At December 31, 2011, other amortizable intangible assets consisted of service and market maker agreements and a definite-lived trade name.

(2)
Trading products represent futures and options products acquired in our business combinations with CBOT Holdings, Inc. (CBOT Holdings), KCBT and NYMEX Holdings, Inc. (NYMEX Holdings). Clearing and transaction fees revenues are generated through the trading of these products. These trading products, most of which have traded for decades, require authorization from the CFTC. Product authorizations from the CFTC have no term limits.

As part of its sale of the two buildings in Chicago in April 2012, the company sold the rights to lease agreements with tenants occupying space within the buildings. The lease agreements, which are included in lease-related intangibles, had a net book value of $14.4 million on the date of sale. In June 2012, the company contributed the DJI asset group to S&P/DJI. Contributed intangible assets with an aggregate net book value of $336.3 million included rights to customer agreements, technology-related intellectual property and trade names. In addition, the company sold CMA-related intangible assets with a net book value of $9.4 million.
In July 2012, the company recognized $17.0 million of intangible assets related to the acquisition of Pivot, Inc., including customer relationships and technology-related intellectual property. In connection with the acquisition of KCBT in November 2012, the company acquired trading products, which are classified as indefinite-lived intangible assets, in the amount of $134.8 million.
In the second quarter of 2011, the company sold its rights in certain Index Services customer relationships for $18.0 million. The net book value of these assets at the time of the sale was $8.2 million.
The estimated useful lives for the amortizable intangible assets as of December 31, 2012 are as follows:

Clearing firm, market data and other customer relationships	5 - 30 years
Lease-related intangible assets	13 - 24.5 years
Technology-related intellectual property	5 years
Other	3 years

Total amortization expense for intangible assets was $116.2 million, $132.0 million and $128.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)
2013	$102.8
2014	101.5
2015	101.3
2016	97.9
2017	97.3
Thereafter	1,902.9
Goodwill activity consisted of the following for the years ended December 31, 2012 and 2011:

(in millions)	Balance at December 31, 2011	Business Combinations	Divestitures	Other Activity	Balance at December 31, 2012
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,462.2	—	—	—	2,462.2
Index Services	434.5	—	(434.5)	—	—
Other	51.6	46.3	(28.9)	—	69.0
Total Goodwill	$7,984.0	$46.3	$(463.4)	$—	$7,566.9
(in millions)	Balance at December 31, 2010	Business Combinations	Divestitures	Other Activity(3)	Balance at December 31, 2011
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,462.3	—	—	(0.1)	2,462.2
Index Services	435.6	—	—	(1.1)	434.5
Other	50.0	—	—	1.6	51.6
Total Goodwill	$7,983.6	$—	$—	$0.4	$7,984.0
 _______________

(3)	Other activity includes adjustments to restructuring costs and tax contingencies, the recognition of excess tax benefits upon exercise of stock options and foreign currency translation adjustments.
The company recognized goodwill in connection with the acquisitions of KCBT and Pivot, Inc. In conjunction with the formation of S&P/DJI, the company divested the goodwill allocated to the Index Services and CMA reporting units.
8. LONG-TERM INVESTMENTS
The company maintains various long-term investments as described below. The investments are recorded in other assets in the consolidated balance sheets.
BM&FBOVESPA S.A. The company owns an approximate 5% interest in BM&FBOVESPA S. A. (BM&FBOVESPA). BM&FBOVESPA is a stock and derivatives exchange in Brazil. The company could not sell its shares in BM&FBOVESPA until February 2012. As a result, BM&FBOVESPA stock was carried at cost until within twelve months of the restriction lapsing, after which time the company began accounting for the stock as an available-for-sale security. The fair value and cost basis of the investment was $690.6 million and $262.9 million, respectively, at December 31, 2012. The company and BM&FBOVESPA have entered into several agreements including co-location, licensing, order routing and technology development arrangements.
Bolsa Mexicana de Valores, S.A.B de C.V. In March 2010, the company acquired an approximate 2% interest in Bolsa Mexicana de Valores, S.A.B. de C.V. (Bolsa Mexicana), a financial exchange operator in Mexico. The company accounts for its investment in Bolsa Mexicana stock as an available-for-sale security. The fair value and cost basis of the company's investment in Bolsa Mexicana at December 31, 2012 was $29.3 million and $17.3 million, respectively. The company and Bolsa Mexicana maintain a strategic partnership that includes an order routing agreement for derivative products.

Bursa Malaysia Derivatives Berhad. The company owns a 25% interest in Bursa Malaysia Derivatives Berhad (Bursa Derivatives), and accounts for its investment in Bursa Derivatives using the equity method of accounting. The company may not sell its shares in Bursa Derivatives until November 2013. The company's investment in Bursa Derivatives was $28.1 million at December 31, 2012. The company and Bursa Derivatives have entered into several agreements including agreements to provide licensing, order routing and trade matching services.
DME Holdings Limited. The company owns an approximate 50% interest in DME Holdings Limited (DME Holdings), and accounts for its investment in DME Holdings using the equity method of accounting. The company's investment in DME Holdings was $20.2 million at December 31, 2012. In addition, in December 2011, the company provided a $3.0 million loan to Dubai Mercantile Exchange Limited, payable on demand. The company and DME Holdings maintain an agreement for Dubai Mercantile Exchange (DME) futures contracts to be exclusively traded on the CME Globex platform.
S&P/DJI Indices LLC. The company owns an approximate 24% interest in S&P/DJI and accounts for its investment in S&P/DJI using the equity method of accounting. The company's investment in S&P/DJI was $942.4 million at December 31, 2012. The company has long-term exclusive licensing agreements with S&P/DJI to list products based on the Standard & Poor's Indices and on Dow Jones Indices.
9. DEBT
Short-term debt consisted of the following at December 31:

(in millions)	2012	2011
$750.0 million fixed rate notes due August 2013, stated rate of 5.40%	$749.7	$—
Total short-term debt	$749.7	$—
Long-term debt consisted of the following at December 31:

(in millions)	2012	2011
$750.0 million fixed rate notes due August 2013, stated rate of 5.40%	$—	$749.2
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	749.0	748.0
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%(1)	610.1	609.6
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (2)	$747.7	—
Total long-term debt	$2,106.8	$2,106.8
 _______________

(1)
In February 2010, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46%.

(2)
In August 2012, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.

The company maintains a commercial paper program under its senior credit facility. There was no commercial paper outstanding at December 31, 2012 or 2011. As of December 31, 2012, the most recent commercial paper issuance was in March 2011. Commercial paper notes with an aggregate par value of $1.0 billion and maturities ranging from 1 to 33 days were issued during 2011. During 2011, the weighted average balance, at par value, of commercial paper outstanding was $30.7 million. In 2011, the maximum month-end balance for commercial paper was $200.0 million in January.
Long-term debt maturities, at par value, were as follows as of December 31, 2012:

(in millions)
2013	$—
2014	750.0
2015	—
2016	—
2017	—
Thereafter	1,362.5

The fair values of the fixed rate notes due 2013, 2014 and 2022 were estimated using quoted market prices and are considered level 2 liabilities under the classification hierarchy for fair value measurements. The fair value of the fixed rate notes due 2018, which is considered a level 3 liability, was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. For further information on the three-level classification hierarchy of fair value measurements, see note 19. At December 31, 2012, the fair values of the fixed rate notes by maturity date were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due August 2013	$771.3
$750.0 million fixed rate notes due February 2014	792.1
$612.5 million fixed rate notes due March 2018	684.0
$750.0 million fixed rate notes due September 2022	767.1
10. DERIVATIVE INVESTMENTS
The company mitigates certain financial exposures to interest rate risk through the use of derivative financial instruments as part of its risk management program. The company does not use derivative instruments for trading purposes. All derivatives have been designated as cash flow hedges.
In August 2012, the company entered into two forward-starting interest rate swap contracts, with an aggregate notional value of $1.5 billion, to hedge the risk of changes in underlying benchmark interest rates associated with the expected issuances of fixed-rate debt. One of these swap contracts was settled in conjunction with the issuance of fixed-rate debt in September 2012. The hedge was considered highly effective. The effective portion is included in accumulated other comprehensive income and will be amortized over the term of the debt.
The fair value and location of outstanding derivative instruments in the consolidated balance sheet as of December 31, 2012 were as follows.

(in millions)	Balance Sheet Location	Fair Value
Interest rate contract	Other liabilities	$1.0
There were no derivative instruments outstanding at December 31, 2011.
The effects of derivative instruments on the consolidated statements of income as well as accumulated other comprehensive income (OCI) within the consolidated statements of comprehensive income and consolidated statements of equity for the years ended December 31, 2012 and 2011 were as follows. The effects are shown before the tax impact.

	Gains (Losses) Recognized in OCI (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI (Effective Portion)			Gains (Losses) Recognized in Income (Ineffective Portion)
(in millions)	2012	2011	Location	2012	2011	Location	2012	2011
Interest rate contracts	$(25.3)	$—	Interest and other borrowing costs	$(1.1)	$(0.8)	Gains (losses) on derivative investments	$(0.1)	$(0.1)
At December 31, 2012, the company expects to reclassify $2.8 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to net income as additional interest expense during the next twelve months.

11. INCOME TAXES
Income before income taxes and the income tax provision consisted of the following for the years ended December 31. The company is subject to regulation under a wide variety of U.S., federal, state and foreign tax laws and regulations.

(in millions)	2012	2011	2010
Income before income taxes:
Domestic	$1,703.5	$1,952.6	$1,733.0
Foreign	(10.1)	(16.1)	(11.1)
Total	$1,693.4	$1,936.5	$1,721.9
Income tax provision:
Current:
Federal	$585.2	$644.0	$601.6
State	117.6	135.4	148.9
Foreign	1.7	1.4	(3.0)
Total	704.5	780.8	747.5
Deferred:
Federal	50.3	300.2	(53.9)
State	37.0	(954.1)	76.1
Foreign	(5.1)	(4.8)	0.1
Total	82.2	(658.7)	22.3
Total Income Tax Provision	$786.7	$122.1	$769.8
Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	2012	2011	2010
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.8	6.3	5.8
Increase (decrease) in domestic valuation allowance	—	(2.5)	(0.1)
Impact of revised state and local apportionment estimates	1.0	(33.4)	3.0
Deferred taxes associated with McGraw venture and CMA sale	6.3	—	—
Other, net	(0.6)	0.9	1.0
Effective Tax Rate	46.5%	6.3%	44.7%
In 2012, the effective tax rate was higher than the statutory tax rate because of a $106.8 million increase to the income tax provision due to the establishment of deferred income tax liabilities associated with the McGraw venture. In 2011, the effective tax rate was lower than the statutory tax rate because of a change in state tax apportionment which resulted in a reduction in the company's income tax provision of $646.0 million largely due to a revaluation of its existing deferred income tax liabilities. Also in 2011, the company began marking to market its investment in BM&FBOVESPA which resulted in a $48.8 million reduction in valuation allowances on other unrealized capital losses previously reserved. In 2010, the effective tax rate was higher than the statutory tax rate due to a $51.2 million charge to record the impact of the company's new combined state and local tax rate on its existing deferred income tax liabilities.

At December 31, deferred income tax assets (liabilities) consisted of the following:

(in millions)	2012	2011
Net Current Deferred Income Tax Assets:
Unrealized loss on securities	$3.4	$3.5
Stock-based compensation	12.9	12.9
Accrued expenses and other	17.8	15.6
Net Current Deferred Income Tax Assets	$34.1	$32.0
Net Non-Current Deferred Income Tax Assets:
Domestic unrealized loss on investment in BM&FBOVESPA	$—	$37.8
Foreign losses	22.7	44.6
Domestic losses	10.2	—
Stock-based compensation	47.9	40.0
Deferred compensation	27.5	20.3
Unrealized losses on securities	29.7	46.4
Accrued expenses and other	49.2	46.4
Subtotal	187.2	235.5
Valuation allowance	(24.8)	(43.2)
Total non-current deferred income tax assets	162.4	192.3
Non-Current Deferred Income Tax Liabilities:
Domestic unrealized gain on investment in BM&FBOVESPA	(21.6)	—
Purchased intangible assets	(7,523.6)	(7,342.0)
Property	(30.5)	(77.1)
Total non-current deferred income tax liabilities	(7,575.7)	(7,419.1)
Net Non-Current Deferred Income Tax Liabilities	$(7,413.3)	$(7,226.8)
A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred income tax assets may not be realized. The ultimate realization of the deferred income tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
At December 31, 2012 and 2011, the company had domestic and foreign income tax loss carry forwards of $127.5 million and $110.8 million, respectively. These amounts primarily related to losses from the acquisition of Swapstream Limited and its affiliates, the acquisition of Pivot, Inc., and losses incurred in the operation of various foreign entities. At December 31, 2012 and 2011, the company determined that it was not more-likely-than-not that deferred income tax assets related to the acquisition of Swapstream Limited and its affiliates and other deferred income tax assets created from the start-up of various foreign operations will be fully realized. As a result, valuation allowances of $24.8 million and $27.6 million were recorded at December 31, 2012 and 2011. The reduction of the valuation allowance from 2011 to 2012 was primarily related to a reduced deferred income tax rate resulting from a change in United Kingdom corporate income tax rates.
At December 31, 2011, the company had a long-term deferred income tax asset from foreign losses of $15.6 million related to Brazilian taxes primarily as a result of unrealized capital losses incurred in Brazil related to the company's investment in BM&FBOVESPA. At December 31, 2011, valuation allowances of $15.6 million related to this deferred tax asset. At December 31, 2011, the company determined that it was more-likely-than-not that it will not be able to realize this deferred income tax asset. As a result of changes in the stock price and favorable foreign currency fluctuations, the company no longer had a deferred tax asset related to its investment in BM&FBOVESPA at December 31, 2012.
The following is a summary of the company’s unrecognized tax benefits:

(in millions)	2012	2011	2010
Gross unrecognized tax benefits	$37.7	$36.8	$56.4
Unrecognized tax benefits, net of tax impacts in other jurisdictions	24.5	24.9	43.0
Unrecognized interest and penalties related to uncertain tax positions	20.1	17.1	15.5
Interest and penalties recognized in the consolidated statements of income	3.0	1.6	5.4
The company believes it is reasonably possible that within the next twelve months, unrecognized domestic tax benefits will not change by a significant amount.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2012	2011	2010
Balance at January 1	$36.8	$56.4	$42.6
Additions based on tax positions related to the current year	5.3	6.0	10.4
Additions for tax positions of prior years	3.2	0.6	4.1
Reductions for tax positions of prior years	(2.0)	(22.9)	(0.5)
Reductions resulting from the lapse of statutes of limitations	(2.2)	—	(0.2)
Settlements with taxing authorities	(3.4)	(3.3)	—
Balance at December 31	$37.7	$36.8	$56.4
The company is subject to U.S. federal income tax as well as income taxes in Illinois and multiple other state, local and foreign jurisdictions.  As of December 31, 2012, substantially all federal and state income tax matters had been concluded through 2007 and 2004, respectively.
12. EMPLOYEE BENEFIT PLANS
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
The following is a summary of the change in projected benefit obligation:

(in millions)	2012	2011
Balance at January 1	$148.8	$118.2
Service cost	16.0	13.5
Interest cost	7.9	7.4
Actuarial (gain) loss	18.5	14.4
Benefits paid	(9.6)	(4.7)
Balance at December 31	$181.6	$148.8
The aggregate accumulated benefit obligation was $158.8 million and $130.3 million at December 31, 2012 and 2011, respectively.
The following is a summary of the change in fair value of plan assets:

(in millions)	2012	2011	2010
Balance at January 1	$149.1	$121.3	$107.7
Actual return on plan assets	16.4	4.5	12.8
Employer contributions	28.0	28.0	5.2
Benefits paid	(9.6)	(4.7)	(4.4)
Balance at December 31	$183.9	$149.1	$121.3

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

(in millions)	2012	2011
Level 2:
Money market funds	$29.4	$29.3
Mutual funds:
U.S. equity	47.4	35.3
Foreign equity	49.1	33.3
Fixed income	50.8	45.3
Commodity	7.2	5.9
Total	$183.9	$149.1
At December 31, 2012 and 2011, the fair value of pension plan assets exceeded the projected benefit obligation by $2.3 million and $0.3 million, respectively. This excess was recorded as a non-current pension asset.
CME's funding goal is to have its pension plan 100% funded at each year-end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2012 assumptions have been used to project the assets and liabilities from December 31, 2012 to December 31, 2013. The result of this projection is that estimated liabilities would exceed the fair value of the plan assets at December 31, 2013 by approximately $19.9 million. Accordingly, it is estimated that a $19.9 million contribution in 2013 will allow the company to meet its funding goal.
The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate are indicated below:

(in millions)	2012	2011	2010
Components of Net Pension Expense:
Service cost	$16.0	$13.5	$11.6
Interest cost	7.9	7.4	6.5
Expected return on plan assets	(11.0)	(9.0)	(8.3)
Recognized net actuarial loss	2.5	1.5	2.2
Net Pension Expense	$15.4	$13.4	$12.0
Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	4.10%	5.00%	5.70%
Rate of compensation increase	5.00	5.00	5.00
Cash balance interest crediting rate	4.00	4.00	4.00
Assumptions Used to Determine Net Pension Expense:
Discount rate	5.00%	5.70%	5.70%
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	7.75	7.75	8.00
Interest crediting rate	4.00	4.00	4.00
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

The overall objective of the plan is to achieve required long-term rates of return in order to meet future benefit payments. The component of the investment policy for the plan that has the most significant impact on returns is the asset mix. The asset mix has a minimum and maximum range depending on asset class. The plan assets are diversified to minimize the risk of large losses by any one or more individual assets. Such diversification is accomplished, in part, through the selection of asset mix and investment management. The asset allocation for the plan, by asset category, at December 31 was as follows:

	2012	2011
Fixed income	27.6%	30.4%
U.S. equity	25.8	23.6
Foreign equity	26.7	22.3
Money market funds	16.0	19.7
Commodity	3.9	4.0
The range of target allocation percentages for 2013 is as follows:

	Minimum	Maximum
Fixed income	33.0%	45.0%
U.S. equity	23.5	35.0
Foreign equity	23.5	35.0
Commodity	2.0	8.0
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
The balance and activity of the prior service costs and actuarial losses, which are included in other comprehensive income (loss), for 2012 are as follows:

(in millions)	Prior Service Costs	Actuarial Loss
Balance at January 1	$0.2	$46.3
Unrecognized loss	—	13.0
Recognized as a component of net pension expense	—	(2.5)
Balance at December 31	$0.2	$56.8
The company expects to amortize $4.0 million of actuarial loss from accumulated other comprehensive income (loss) into net periodic benefit costs in 2013.
At December 31, 2012, anticipated benefit payments from the plan in future years are as follows:

(in millions)
2013	$11.5
2014	12.7
2015	13.3
2016	14.7
2017	15.6
2018-2022	96.3
Savings Plans. CME maintains a defined contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby all U.S. employees are participants and have the option to contribute to this plan. CME matches employee contributions up to 3% of the employee's base salary and may make additional discretionary contributions.

In addition to the plan for U.S. employees, the company maintains defined contribution savings plans for employees in international locations.
Aggregate expense for all of the defined contribution savings plans amounted to $8.9 million, $8.6 million and $6.3 million in 2012, 2011 and 2010, respectively.
CME Non-Qualified Plans. CME maintains non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the exchange and totaled $38.7 million and $31.8 million at December 31, 2012 and 2011 respectively. Although the value of the plans is recorded as an asset in marketable securities in the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense.
Supplemental Savings Plan. CME maintains a supplemental plan to provide benefits for employees who have been impacted by statutory limits under the provisions of the qualified pension and savings plan. Employees in this plan are subject to the vesting requirements of the underlying qualified plans.
Deferred Compensation Plan. A deferred compensation plan is maintained by CME, under which eligible officers and members of the board of directors may contribute a percentage of their compensation and defer income taxes thereon until the time of distribution.
COMEX Members' Retirement Plan and Benefits. COMEX maintains a retirement and benefit plan under the COMEX Members' Recognition and Retention Plan (MRRP). This plan provides benefits to certain members of the COMEX division based on long-term membership, and participation is limited to individuals who were COMEX division members prior to NYMEX's acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of this acquisition. Under the terms of the MRRP, the company is required to fund the plan with a minimum annual contribution of $0.8 million until it is fully funded. All benefits to be paid under the MRRP are based on reasonable actuarial assumptions which are based upon the amounts that are available and are expected to be available to pay benefits. Total contributions to the plan were $0.8 million for each of 2010 through 2012. At December 31, 2012 and 2011, the obligation for the MRRP totaled $22.7 million and $21.6 million, respectively. Assets with a fair value of $18.4 million and $17.7 million have been allocated to this plan at December 31, 2012 and 2011, respectively, and are included in marketable securities and cash and cash equivalents in the consolidated balance sheets. The balances in these plans are subject to the claims of general creditors of COMEX.
13. COMMITMENTS
Operating Leases. CME Group has entered into various non-cancellable operating lease agreements, with the most significant being as follows:

•
In April 2012, the company sold two buildings in Chicago at 141 W. Jackson and leased back a portion of the property.  The operating lease, which has an initial lease term ending on April 30, 2027, contains four consecutive renewal options for five years.

•
In January 2011, the company entered into an operating lease for office space in London. The initial lease term, which became effective on January 20, 2011, terminates on March 24, 2026, with an option to terminate without penalty in January 2021.

•
In July 2008, the company renegotiated the operating lease for its headquarters at 20 South Wacker Drive in Chicago. The lease, which has an initial term ending on November 30, 2022, contains two consecutive renewal options for seven and ten years and a contraction option which allows the company to reduce its occupied space after November 30, 2018. In addition, the company may exercise a lease expansion option in December 2017.

•
In August 2006, the company entered into an operating lease for additional office space in Chicago. The initial lease term, which became effective on August 10, 2006, terminates on November 30, 2023. The lease contains two 5-year renewal options beginning in 2023.

At December 31, 2012, future minimum payments under non-cancellable operating leases were payable as follows (in millions):

Year
2013	$28.7
2014	29.1
2015	28.9
2016	28.9
2017	29.3
Thereafter	152.9
Total	$297.8
Total rental expense, including equipment rental, was $46.1 million in 2012, $41.0 million in 2011 and $35.5 million in 2010.
Other Commitments. Commitments include material contractual purchase obligations that are non-cancellable. Purchase obligations relate to advertising, licensing, hardware and maintenance as well as telecommunication services. At December 31, 2012, future minimum payments due under purchase obligations were payable as follows (in millions):

Year
2013	$16.6
2014	11.9
2015	5.8
2016	1.0
2017	0.5
Thereafter	1.0
Total	$36.8
14. CONTINGENCIES
Legal and Regulatory Matters. In 2008, Fifth Market, Inc. (Fifth Market) filed a complaint against CME Group and CME seeking a permanent injunction against CME's Globex system and unquantified enhanced damages for what the plaintiff alleges is willful infringement of two U.S. patents, in addition to costs, expenses and attorneys' fees. Beginning in March 2012, the case was stayed pending the outcome of reexamination by the U.S. Patent and Trademark Office (USPTO) to determine the validity of the patents at issue. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
In 2009, CME and CBOT filed a complaint against Howard Garber seeking a declaratory judgment that neither CME nor CBOT infringed the Garber patent and that the patent is invalid and unenforceable. Beginning in June 2011, the case was stayed pending the outcome of the reexamination by the USPTO to determine the validity of the patent at issue. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
In 2009, Realtime Data LLC (Realtime) filed a complaint against CME Group and other exchanges alleging willful infringement of four patents which was later amended to add CBOT and NYMEX as defendants. Subsequently, two additional lawsuits have been filed each adding a claim for the infringement of an additional patent. Both of these lawsuits have been consolidated with the original action. Realtime is seeking a permanent injunction, enhanced damages, attorneys' fees and costs. The court entered judgment in CME's favor in September 2012 based on invalidity and non-infringement. Realtime Data is expected to file its appeal brief in March 2013. The USPTO is conducting a parallel review of the patents at issue. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
The foregoing legal matters involve alleged infringements of intellectual property, which due to their nature involve potential liability that is uncertain, difficult to quantify and involve a wide range of potential outcomes. The company believes that the matters are without merit and intends to defend itself vigorously against the claims. The USPTO's determination of validity of the patents in the Fifth Market, Garber and Realtime matters may have an impact on the merits of the cases. The timing of the USPTO's decisions are uncertain and will be subject to further appeal.

A number of lawsuits were filed in federal court in New York on behalf of all commodity account holders or customers of MF Global who had not received a return of 100% of their funds. These matters have been consolidated into a single action in federal court in New York, and a consolidated amended class action complaint was filed on November 5, 2012.  The class action complaint alleges that CME violated the Commodity Exchange Act (CEA), aided and abetted violations of the CEA by other defendants, and aided and abetted a breach of fiduciary duty by certain officers and directors of MF Global.  The class complaint also alleges that CME Group aided and abetted CME's violation of the CEA.  The complaint does not allege the amount of damages sought, but rather seeks compensatory and exemplary damages to be determined at trial.  Based on the initial analysis of the class complaint, the company believes that it has strong legal and factual defenses to the claims.  In addition to the class complaint, the company is aware of two plaintiffs who intend to pursue their claims individually.  Given that these matters are in the very early stage, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible loss in the unlikely event it was found to be liable in these matters.
In February 2013, the CFTC filed suit against NYMEX and two former employees alleging disclosure of confidential customer information in violation of the CEA.  Based on the initial review of the complaint, the company believes that it has strong factual and legal defenses to the claim.
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
In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters on an individual basis will not have a material impact on its consolidated financial position or results of operations. At December 31, 2012 and 2011, the company had accrued $13.2 million and $12.8 million, respectively, for legal and regulatory matters that were probable and estimable.
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
15. GUARANTEES
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2013. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At December 31, 2012, CME was contingently liable to SGX on irrevocable letters of credit totaling $181.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm.
Cross-Margin Agreements. CME and OCC have a cross-margin arrangement, whereby a clearing firm of both CME and OCC may maintain a cross-margin account in which the clearing firm's positions in certain CME futures and options on futures contracts are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm's open position and the proceeds from the liquidation of the cross-margin account would be allocated 50% each to CME and OCC.
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
MF Global Bankruptcy Trust. The company provided a $550.0 million financial guarantee to the bankruptcy trustee of MF Global to accelerate the distribution of funds to MF Global customers. In the event that the trustee distributed more property in the second or third interim distributions than was permitted by the Bankruptcy Code and CFTC regulations, the company will make a cash payment to the trustee for the amount of the erroneous distribution or distributions up to $550.0 million in the aggregate. A payment will only be made after the trustee makes reasonable efforts to collect the property erroneously distributed to the customer(s). If a payment is made by the company, the company may have the right to seek reimbursement of the erroneously distributed property from the applicable customer(s).  The guarantee does not cover distributions made by the trustee to customers on the basis of their claims filed in the bankruptcy. Because the trustee has now made payments to nearly all customers on the basis of their claims, the company believes that the likelihood of payment to the trustee is very remote. As a result, the guarantee liability is estimated to be immaterial at December 31, 2012.
Family Farmer and Rancher Protection Fund. In April 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use CME Group agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund has an aggregate maximum payment amount of $100.0 million. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility.
Peregrine Financial Group, Inc. (PFG) filed for bankruptcy protection on July 10, 2012.  PFG was not one of CME's clearing members and its customers had not registered for the Fund. Accordingly, they were not technically eligible for payments from the Fund. However, because the Fund was newly implemented and because PFG's customers included many agricultural industry participants for whom the program was designed, the company decided to waive certain terms and conditions of the Fund, solely in connection with the PFG bankruptcy, so that otherwise eligible family farmers, ranchers and agricultural cooperatives could apply for and receive benefits from CME.  Based on the number of such PFG customers who applied and the estimated size of their claims, the company has recorded a liability in the amount of $2.1 million at December 31, 2012.
16. REDEEMABLE NON-CONTROLLING INTEREST
The following summarizes the changes in redeemable non-controlling interest for the years presented. Non-controlling interests that do not contain redemption features are presented in the statements of equity.

(in millions)	2012	2011	2010
Balance at January 1	$70.3	$68.1	$—
Contribution by Dow Jones	—	—	675.0
Distribution to Dow Jones	—	—	(607.5)
Allocation of stock-based compensation	—	0.1	—
Total comprehensive income attributable to redeemable non-controlling interest	10.5	2.1	0.6
Balance at December 31	$80.8	$70.3	$68.1

17. CAPITAL STOCK
Shares Outstanding. The following table presents information regarding capital stock:

	December 31,
(in thousands)	2012	2011
Class A common stock authorized	1,000,000	1,000,000
Class A common stock issued and outstanding	331,832	330,653
Class B-1 common stock authorized, issued and outstanding	0.6	0.6
Class B-2 common stock authorized, issued and outstanding	0.8	0.8
Class B-3 common stock authorized, issued and outstanding	1.3	1.3
Class B-4 common stock authorized, issued and outstanding	0.4	0.4
In May 2012, the company's board of directors declared a five-for-one split of its Class A common stock by way of a stock dividend to its Class A and Class B shareholders. The stock split was effective July 20, 2012 for all shareholders of record on July 10, 2012. As a result of the stock split, all amounts related to shares and earnings per share have been retroactively restated. Since the par value of the class A common stock remained at $0.01 per share, the recorded value for class A common stock was retroactively adjusted to reflect the par value of total outstanding shares.
CME Group has no shares of preferred stock issued and outstanding.
Associated Trading Rights. Members of CME, CBOT, NYMEX, COMEX and permit holders of KCBT own or lease trading rights which entitle them to access the trading floors, discounts on trading fees and the right to vote on certain exchange matters as provided for by the rules of the particular exchange and CME Group's or the subsidiaries' organizational documents. Each class of CME Group Class B common stock is associated with a membership in a specific division for trading at CME. A CME trading right is a separate asset that is not part of or evidenced by the associated share of Class B common stock of CME Group. The Class B common stock of CME Group is intended only to ensure that the Class B shareholders of CME Group retain rights with respect to representation on the board of directors and approval rights with respect to the core rights described below.
Trading rights at CBOT are evidenced by Class B memberships in CBOT, at NYMEX by Class A memberships in NYMEX, at COMEX by COMEX Division Memberships and at KCBT by trading permits. Members of CBOT, NYMEX and COMEX and permit holders at KCBT do not have any rights to elect members of the board of directors and are not entitled to receive dividends or other distributions on their memberships or trading permits.
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
Election of Directors. The CME Group Board of Directors is currently comprised of 30 members. Holders of Class B-1, Class B-2 and Class B-3 common stock have the right to elect six directors, of which three are elected by Class B-1 shareholders, two are elected by Class B-2 shareholders and one is elected by Class B-3 shareholders. The remaining directors are elected by the Class A and Class B shareholders voting as a single class.
Dividends. Holders of Class A and Class B common stock of CME Group are entitled to receive proportionately such dividends, if any, as may be declared by the CME Group board of directors.
CME Group Omnibus Stock Plan. CME Group has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A common stock shares have been reserved for awards under the plan. Awards totaling 22.4 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2012 (note 18). Shares reserved under the CME Group Omnibus Stock Plan have been adjusted to reflect the stock split.

CBOT Holdings Long-Term Equity Incentive Plan. In connection with the merger with CBOT Holdings, CME Group assumed CBOT Holdings' 2005 Long-Term Equity Incentive Plan. Under the plan, stock-based awards may be made to certain directors, officers and other key employees or individuals. A total of 2.3 million shares have been reserved for awards under the plan. In connection with receiving shareholder approval to increase the amount of authorized shares under the Omnibus Stock Plan in May 2009, the company undertook to freeze future awards under this plan. As a result, 1.6 million shares that remained authorized for future awards under this plan were frozen. Shares reserved under the this plan have been adjusted to reflect the stock split.
NYMEX Holdings Omnibus Long-Term Incentive Plan. In connection with the merger with NYMEX Holdings, CME Group assumed NYMEX Holdings' 2006 Omnibus Long-Term Incentive Plan. Under the plan, stock-based awards may be made to any director, officer or employee of the company and other key individuals providing services to the company. A total of 5.0 million shares have been reserved for awards under the plan. In connection with receiving shareholder approval to increase the amount of authorized shares under the Omnibus Stock Plan in May 2009, the company undertook to freeze future awards under this plan. As a result, 3.5 million shares that remained authorized for future awards under this plan were frozen. Shares reserved under the this plan have been adjusted to reflect the stock split.
Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. A total of 625,000 Class A shares have been reserved under this plan, and approximately 234,000 shares have been awarded through December 31, 2012. Shares reserved under the this plan have been adjusted to reflect the stock split.
Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. A total of 500,000 Class A shares have been reserved under this plan, of which approximately 158,000 shares have been purchased through December 31, 2012 (note 18). Shares reserved under the Employee Stock Purchase Plan have been adjusted to reflect the stock split.
Share Repurchases. In February 2010, CME Group was authorized by its board of directors to purchase up to 11.8 million shares of Class A common stock. The authorization of the repurchase was approved in connection with the company's agreement to issue additional Class A common shares to BM&FBOVESPA to increase its aggregate share ownership in the company to 5%. During 2010, 10.0 million shares were purchased at an average price of $57 per share for a total cost of $575.3 million. This plan's authorization has expired.
In May 2011, the board of directors authorized a share buyback program of up to $750.0 million of CME Group Class A common stock over a 12 month period. During 2011, 4.0 million shares were purchased at an average price of $54 per share for a total cost of $220.4 million. This plan's authorization has expired.
18. STOCK-BASED PAYMENTS
CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A shares have been reserved for awards under the plan. Awards totaling 22.4 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2012. Awards granted before 2009 generally vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. Beginning in 2009, awards granted generally vest over a four-year period, with 25% vesting one year after the grant date and on that same date in each of the following three years.
Total compensation expense for stock-based payments and total income tax benefit recognized in the consolidated statements of income for stock-based awards were as follows:

(in millions)	2012	2011	2010
Compensation expense	$61.4	$51.3	$40.9
Income tax benefit recognized	22.5	18.8	16.4
Excluding estimates of future forfeitures, at December 31, 2012, there was $89.0 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. This expense is expected to be recognized over a weighted average period of 2.1 years.
In 2012, the company granted employees stock options totaling 81,040 shares under the Omnibus Stock Plan. The options have a ten-year term with exercise prices ranging from $53 to $57, the closing market prices on the grant dates. The fair value of these options, which was measured at the grant dates using the Black-Scholes valuation model, totaled $1.0 million. The fair value is recognized as compensation expense on an accelerated basis over the vesting period.

The Black-Scholes fair value of each option grant was calculated using the following assumptions:

Grant Year
	2012	2011	2010
Dividend yield	4.2%-4.5%	1.2%-2.4%	1.4%-1.7%
Expected volatility	40%-41%	41%-42%	42%-44%
Risk-free interest rate	0.8%-1.5%	2.0%-2.3%	1.9%-2.9%
Expected life	5.0 to 6.2 years	5.6 to 6.2 years	6.2 years
The dividend yield was calculated by dividing that year's expected dividends by the market price of the stock at the dates of grant. A weighting of implied and historical volatility was used to estimate expected future volatility. The risk-free interest rate was based on the U.S. Treasury yield in effect at the time of each grant. The expected life of options granted has been determined using the simplified method as outlined in guidance from the Securities and Exchange Commission.
The following table summarizes stock option activity for 2012. Aggregate intrinsic value is in millions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,086,080	$60	6.4 years	$29.1
Granted	81,040	54
Exercised	(744,509)	30
Cancelled	(527,340)	78
Outstanding at December 31, 2012	5,895,271	63	5.7 years	15.2
Exercisable at December 31, 2012	4,066,056	65	4.7 years	14.9
The weighted average grant date fair value of options granted during 2012, 2011, and 2010 was $13, $19 and $20 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $19.0 million, $4.2 million and $15.6 million, respectively.
In 2012, the company granted 931,340 shares of restricted Class A common stock and 4,048 shares of restricted stock units. Restricted common stock and restricted stock units generally have a vesting period of 2 to 4 years. The fair value related to these grants was $54.5 million, which is recognized as compensation expense on an accelerated basis over the vesting period. Beginning with restricted stock grants in September 2010, dividends are accrued on restricted Class A common stock and restricted stock units and are paid once the restricted stock vests. In 2012, the company also granted 138,410 performance shares. The fair value related to these grants was $7.7 million, which is recognized as compensation expense on an accelerated and straight-lined basis over the vesting period. The vesting of these shares is contingent on meeting stated performance or market conditions.
The following table summarizes restricted stock, restricted stock units, and performance shares activity for 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,432,610	$57
Granted	1,073,798	54
Vested	(366,388)	55
Cancelled	(226,493)	63
Outstanding at December 31, 2012	1,913,527	54
The total fair value of restricted stock, restricted stock units, and performance shares that vested during the years ended December 31, 2012, 2011 and 2010, was $20.9 million, $11.6 million and $10.3 million, respectively.
Eligible employees may acquire shares of Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the NASDAQ Global Select Market. Compensation expense is recognized on the dates of purchase for the discount from the closing price. In 2012, 2011 and 2010, a total of 27,768, 32,085 and 21,855 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.1 million, $0.2 million and $0.1 million for the purchase discount was recognized in 2012, 2011 and 2010, respectively.
Non-executive directors receive an annual award of Class A common stock with a value equal to $75,000. Non-executive directors may also elect to receive some or all of the cash portion of their annual stipend, up to $25,000, in shares of stock based on the closing price at the date of distribution. As a result, 40,260, 40,585 and 37,350 shares of Class A common stock were issued to non-executive directors during 2012, 2011 and 2010, respectively. These shares are not subject to any vesting restrictions. Expense of $2.2 million, $2.1 million and $2.4 million related to these stock-based payments was recognized for the years ended December 31, 2012, 2011 and 2010, respectively.
19. FAIR VALUE MEASUREMENTS
In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. Level 1 assets generally include U.S. Treasury securities, equity securities listed in active markets, and investments in publicly traded mutual funds with quoted market prices. If quoted prices are not available to determine fair value, the company uses other inputs that are directly observable.
Assets included in level 2 generally consist of asset-backed securities, municipal bonds, U.S. government agency securities and interest rate swap contracts. Asset-backed securities, municipal bonds and U.S. government agency securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings. The company determined the fair value of its interest rate swap contracts using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves.
The company determined the fair value of its contingent consideration liabilities, considered level 3 liabilities, using a discounted cash flow model to calculate the present value of future payouts. The liabilities were included in level 3 because management used significant unobservable inputs, including a discount rate of 20% and payout probabilities ranging from 89% to 100%. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value.
Financial assets and liabilities recorded in the consolidated balance sheet as of December 31, 2012 and 2011 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$17.5	$—	$—	$17.5
Mutual funds	38.7	—	—	38.7
Asset-backed securities	—	0.4	—	0.4
Total	56.2	0.4	—	56.6
Equity investments	721.7	—	—	721.7
Total Assets at Fair Value	$777.9	$0.4	$—	$778.3
Liabilities at Fair Value:
Interest rate swap contract	$—	$1.0	$—	$1.0
Contingent consideration	—	—	12.6	12.6
Total Liabilities at Fair Value	$—	$1.0	$12.6	$13.6

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$5.1	$—	$—	$5.1
Mutual funds	31.8	—	—	31.8
Municipal bonds	—	4.5	—	4.5
Asset-backed securities	—	0.9	—	0.9
U.S. Government agency securities	—	5.3	—	5.3
Total	36.9	10.7	—	47.6
Equity investments	552.8	—	—	552.8
Total Assets at Fair Value	$589.7	$10.7	$—	$600.4
Liabilities at Fair Value:
Contingent consideration	$—	$—	$10.3	$10.3
Total Liabilities at Fair Value	$—	$—	$10.3	$10.3
There were no transfers of assets between level 1 and level 2 during 2012 and 2011. The following is a reconciliation of liabilities valued at fair value on a recurring basis using significant unobservable inputs (level 3) during 2011 and 2012. There were no assets valued at fair value on a recurring basis using significant unobservable inputs (level 3) during 2012 and 2011.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2010	$9.5
Realized and unrealized gains (losses):
Included in operating expense	0.8
Fair value of liability at December 31, 2011	10.3
Contingent obligation arising from acquisition	1.2
Realized and unrealized gains (losses):
Included in operating expense	1.1
Fair value of liability at December 31, 2012	$12.6
There were no assets or liabilities valued at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) during 2012.
20. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to CME Group by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Anti-dilutive stock options and restricted stock awards were as follows for the years presented:

(in thousands)	2012	2011	2010
Stock options	4,851	4,689	4,239
Restricted stock awards	—	—	16
Total	4,851	4,689	4,255

The following table presents the earnings per share calculation for the years presented:

	2012	2011	2010
Net Income Attributable to CME Group (in millions)	$896.3	$1,812.3	$951.4
Weighted Average Common Shares Outstanding (in thousands):
Basic	331,252	332,737	331,493
Effect of stock options and restricted stock awards	1,067	1,074	982
Diluted	332,319	333,811	332,475
Earnings per Common Share Attributable to CME Group:
Basic	$2.71	$5.45	$2.87
Diluted	2.70	5.43	2.86
21. QUARTERLY INFORMATION (UNAUDITED)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Year Ended December 31, 2012
Total revenues	$774.6	$795.9	$683.2	$660.9	$2,914.6
Operating income	451.2	469.2	396.0	375.6	1,692.0
Non-operating income (expense)	(17.8)	41.5	(0.2)	(22.1)	1.4
Income before income taxes	433.4	510.7	395.8	353.5	1,693.4
Net income attributable to CME Group	266.6	244.9	218.0	166.8	896.3
Earnings per common share attributable to CME Group:
Basic	$0.81	$0.74	$0.66	$0.50	$2.71
Diluted	0.80	0.74	0.66	0.50	2.70
Year Ended December 31, 2011
Total revenues	$831.6	$838.3	$874.2	$736.5	$3,280.6
Operating income	524.1	534.5	572.1	390.4	2,021.1
Non-operating income (expense)	(12.5)	(25.2)	(26.2)	(20.7)	(84.6)
Income before income taxes	511.6	509.3	545.9	369.7	1,936.5
Net income attributable to CME Group	456.6	293.7	316.1	745.9	1,812.3
Earnings per common share attributable to CME Group:
Basic	$1.37	$0.88	$0.95	$2.26	$5.45
Diluted	1.36	0.88	0.95	2.25	5.43
22. SUBSEQUENT EVENTS
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in the following report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of CME Group Inc.
We have audited the accompanying consolidated balance sheets of CME Group Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CME Group Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CME Group Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

Ernst & Young, LLP

Chicago, Illinois
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of CME Group Inc.
We have audited CME Group Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CME Group Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, CME Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of CME Group Inc. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

Ernst & Young LLP
Chicago, Illinois
February 28, 2013

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the company's management, including the company's Chief Executive Officer and Chief Financial Officer, have evaluated the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. There were no changes in the company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a written code of conduct applicable to all of our employees, including our Executive Chairman & President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers. In accordance with SEC rules and regulations, our Code of Conduct is available on our Web site at www.cmegroup.com under the “Investor Relations-Corporate Governance” link. We intend to disclose promptly on our Web site any substantive amendments to our Code of Conduct and, in accordance with the listing requirements of the NASDAQ, any waivers granted to our executive officers or Board members will be promptly disclosed on a Current Report on Form 8-K. In addition, we have adopted Corporate Governance Principles which govern the practices of our board of directors. You may also obtain a copy of our Code of Conduct and our Corporate Governance Principles by following the instructions in the section of this Annual Report on Form 10-K entitled “Item 1. Business-Available Information.”
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of CME Group’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 22, 2013, to be filed by CME Group with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012 (Proxy Statement). Additional information called for by this item is contained in Item 1 of this Annual Report on Form 10-K under the caption “Employees-Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain of the information called for by this item relating to the security ownership of certain beneficial owners and management is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.
Equity Compensation Plan Information
We currently have the following equity compensation plans: CME Group Inc. Amended and Restated Omnibus Stock Plan, the CME Group Inc. 2005 Director Stock Plan, CME Group Inc. Amended and Restated Employee Stock Purchase Plan, Amended and Restated CBOT Holdings, Inc. 2005 Long-Term Equity Plan and the Amended and Restated NYMEX Holdings, Inc. 2006 Omnibus Stock Plan. A description of each of these plans and the number of shares authorized and available for future awards is included in note 17 of the notes to consolidated financial statements of CME Group Inc. and subsidiaries. In connection with our receipt of shareholder approval to increase the authorized shares under our Omnibus Stock Plan and our Director Stock Plan, we agreed not to issue future awards under the CBOT Holdings and NYMEX plans.
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

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	5,895,271	$62.51	23,725,139
Equity compensation plans not approved by security holders	—
Total	5,895,271		23,725,139

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements, Financial Statement Schedules and Exhibits
(1) Financial Statements
The following Consolidated Financial Statements and related Notes included within Item 8, together with the Reports of Independent Registered Public Accounting Firm with respect thereto and included within Item 9A, are hereby incorporated by reference:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:
CME Group Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2012, 2011 and 2010
(dollars in millions)

	Balance at beginning of year	Charged against goodwill	Charged (credited) to costs and expenses	Other(1)	Balance at end of year
Year Ended December 31, 2012
Allowance for doubtful accounts	$1.3	$—	$1.0	$(1.5)	$0.8
Allowance for deferred tax assets	43.2	0.5	(3.0)	(15.9)	24.8
Year Ended December 31, 2011
Allowance for doubtful accounts	$1.6	$—	$22.4	$(22.7)	$1.3
Allowance for deferred tax assets	258.4	—	(46.4)	(168.8)	43.2
Year Ended December 31, 2010
Allowance for doubtful accounts	$1.9	$—	$0.2	$(0.5)	$1.6
Allowance for deferred tax assets	264.4	—	(6.1)	0.1	258.4
 _______________

(1)	Includes write-offs of doubtful accounts and reversals of deferred tax asset valuation allowances against accumulated other comprehensive income.
All other schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits
See (b) Exhibits below

(b) Exhibits

Exhibit Number	Description of Exhibit

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1
Agreement and Plan of Merger, dated as of March 17, 2008, among CME Group Inc., CMEG NY Inc., NYMEX Holdings, Inc. and New York Mercantile Exchange, Inc. (incorporated by reference to Exhibit 2.1 to CME Group Inc.’s Form 8-K, filed with the SEC on March 21, 2008, File No. 000-33379); Amendment, dated June 30, 2008 (incorporated by reference to Exhibit 2.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 7, 2008, File No. 001-31553); Amendment, dated as of July 18, 2008 (incorporated by reference to Exhibit 2.1 to CME Group’s Current Report on Form 8-K, filed with the SEC on July 23, 2008, File No. 001-31553); Amendment, dated as of August 7, 2008 (incorporated by reference to Exhibit 2.2 to CME Group’s Form 10-Q filed with the SEC on November 10, 2008, File No. 001-31553).

3.	Articles of Incorporation and Bylaws

3.1
Fourth Amended and Restated Certificate of Incorporation of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 29, 2012, File No. 001-31553).

3.2
Ninth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2012, File No. 001-31553).

4.	Instruments Defining the Rights of Security Holders

4.1
Commercial Paper Dealer Agreement, dated as of August 16, 2007, among CME Group Inc., as Issuer, and Lehman Brothers Inc., as Dealer (subsequently assigned to Barclays Capital Inc. in connection with the bankruptcy of Lehman Brothers Holdings Inc.) (incorporated by reference to Exhibit 4.2 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

4.2
Issuing and Paying Agency Agreement, dated as of August 16, 2007, between CME Group Inc. and JPMorgan Chase Bank, National Association, as Issuing and Paying Agent (incorporated by reference to Exhibit 4.3 to CME Group Inc.’s Form 10-Q, filed with the SEC on November 8, 2007, File No. 000-33379).

4.3
Commercial Paper Dealer Agreement, dated as of August 20, 2008, between CME Group Inc., as Issuer, and Banc of America Securities LLC, as Dealer (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 26, 2008, File No. 001-31553).

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

4.8
Fifth Supplemental Indenture (including the form of 3.00% note due 2022), dated September 10, 2012, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on September 10, 2012, File No. 001-31553).

4.9
Indenture (including the form of 4.40% note due 2018), dated March 18, 2010, between CME Group Index Services LLC, CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2010, File No. 001-31553).

Exhibit Number	Description of Exhibit
10.	Material Contracts

10.1(1)*
CME Group Inc. Amended and Restated Omnibus Stock Plan, amended and restated effective as of May 23, 2012 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on May 29, 2012, File No. 001-31553); First Amendment to the Amended and Restated Omnibus Stock Plan, effective as of December 5, 2012.*

10.2(1)*	Form of Equity Grant Letter for Executive Officers.

10.3(1)
Form of equity grant letter for performance based shares based on specific Company initiatives (incorporated by reference to Exhibit 10.7 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 5, 2011, File No. 001-31553).

10.4(1)*	Form of equity grant letter for annual grant of performance shares.

10.5(1)
CME Group Inc. 2005 Director Stock Plan, amended and restated effective as of May 13, 2009 (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on May 18, 2009, File No. 001-31553).

10.6(1)	Form of Equity Stipend Grant Letter for Non-Executive Directors (incorporated by reference to Exhibit 10.4 to CME Group Inc.'s Form 10-K, filed with the SEC on February 26, 2010, File No. 001-31553).

10.7(1)*
CME Group Inc.'s Amended and Restated Employee Stock Purchase Plan, amended and restated as of May 23, 2012 (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 8-K, filed with the SEC on May 29, 2012, File No. 001-31553; First Amendment to the Amended and Restated Employee Stock Purchase Plan, effective as of December 5, 2012.*

10.8(1)
Amended and Restated CBOT Holdings, Inc. 2005 Long-Term Equity Plan, amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to CME Group Inc.'s Form 10-K, filed with the SEC on March 2, 2009, File No. 001-31553).

10.9(1)
Amended and Restated NYMEX Holdings, Inc. 2006 Omnibus Long-Term Incentive Plan, amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to CME Group Inc.'s Form 10-K, filed with the SEC on March 2, 2009, File No. 001-31553).

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

10.12(1)
New York Mercantile Exchange, Inc. Executive Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.5 to NYMEX Holdings, Inc.'s Form 10-K, filed with the SEC on March 29, 2001, File No. 333-30332).

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

10.15(1)	COMEX Members' Recognition and Retention Plan (incorporated by reference to Exhibit 10.11 to NYMEX Holdings, Inc.'s Form 10-K, filed with the SEC on March 29, 2001, File No. 333-30332).

Exhibit Number	Description of Exhibit
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

10.17(1)*	CME Group Inc. Severance Plan for Eligible Executives, amended and restated effective January 1, 2013.

10.18(1)*	CME Group Inc. Severance Plan, amended and restate effective January 1, 2013.

10.19(1)
Amended Agreement, effective as of April 18, 2012, between CME Group Inc. and Terrence A. Duffy (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on May 8, 2012, File No. 001-31553).

10.20(1)
Amended Agreement, effective as of April 18, 2012, between CME Group Inc. and Phupinder S. Gill (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 10-Q, filed with the SEC on May 8, 2012, File No. 001-31553).

10.21(1)
Consulting Agreement between Leo Melamed and CME Group Inc., dated June 26, 2009 (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 6, 2009, File No. 001-31553).

10.22(1)
Consulting Agreement between Leo Melamed and Chicago Mercantile Exchange Holdings Inc., dated November 14, 2005 (incorporated by reference to Exhibit 10.28 to Chicago Mercantile Exchange Holdings Inc.'s Form 10-K filed with the SEC on March 6, 2006, File No. 000-33379); Amendment, dated as of June 21, 2012 (incorporated by reference to Exhibit 10.4 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 8, 2012, File No. 001-31553).

10.23(1)*
Consulting Agreement between John F. Sandner and Chicago Mercantile Exchange Holdings Inc., dated October 10, 2005 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc.'s Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379); Amendment, dated November 30, 2012.*

10.24(1)	Craig S. Donohue Retirement Agreement, dated as of May 1, 2012 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on May 2, 2012, File No. 001-31553).
10.25(2)
License Agreement, dated June 29, 2012, between Standard & Poor's Financial Services LLC and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.6 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 8, 2012, File No. 001-31553).

10.26(2)
Amended and Restated Index License Agreement, between CME Group Index Services LLC and the Board of Trade of the City of Chicago, Inc., effective as of July 1, 2011 (incorporated by reference to Exhibit 10.5 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 8, 2012, File No. 001-31553).

10.27(2)
License Agreement, effective as of October 9, 2003, between The Nasdaq Stock Market, Inc., a subsidiary of National Association of Securities Dealers, Inc., and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.9 to Chicago Mercantile Exchange Holdings Inc.'s Form 10-K, filed with the SEC on March 11, 2004, File No. 001-31553), Amendment, dated April 26, 2005 (incorporated by reference to Exhibit 10.1 to Chicago Mercantile Exchange Holdings Inc.'s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553); Amendment, dated June 22, 2005 (incorporated by reference to Exhibit 10.2 to Chicago Mercantile Exchange Holdings Inc.'s Form 10-Q, filed with the SEC on August 4, 2005, File No. 001-31553); Amendment, dated as of June 26, 2008 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 7, 2008, File No. 001-31553).

10.28
 Credit Agreement, dated as of November 30, 2012, among CME Group, certain financial institutions and other persons party thereto as lenders, and Bank of America, N.A., as administrative agent, Barclays Bank PLC, Citibank, N.A., UBS Securities LLC, and Wells Fargo Bank, National Association as co-syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, UBS Securities LLC, and Wells Fargo Securities, LLC as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 8-K, filed with the SEC on December 5, 2012, File No. 001-31553); Amendment No. 1 to Credit Agreement and Joinder Agreement, dated as of November 30, 2012, including the Consolidated Form Credit Agreement as Annex A, among CME Group Inc., certain financial institutions and other persons party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on December 5, 2012, File No. 001-31553).

Exhibit Number	Description of Exhibit

10.29
Chicago Mercantile Exchange Credit Agreement, dated as of November 8, 2012, with each of the banks from time to time party thereto; Bank of America, N.A., as administrative agent; Deutsche Bank Trust Company Americas, as collateral agent; Barclays Bank PLC and Bank of China, New York Branch, as syndication agents; The Bank of Nova Scotia, BMO Harris Bank N.A., Citibank, N.A., Lloyds TSB Bank PLC, The Bank of Tokyo-Mitsubishi UFJ, LTD., UBS Securities LLC, and Wells Fargo Bank, National Association, as documentation agents; and Merrill Lynch, Piece, Fenner & Smith Incorporated, Barclays Bank PLC and Bank of China, New York Branch, as joint lead arrangers (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on November 14, 2012, File No. 001-31553).

10.30
Commercial Paper Dealer Agreement, dated as of August 16, 2007, among CME Group Inc., as Issuer, and Lehman Brothers Inc., as Dealer (subsequently assigned to Barclays Capital Inc. in connection with the bankruptcy of Lehman Brothers Holdings Inc.) (incorporated by reference to Exhibit 4.1 above).

10.31
Issuing and Paying Agency Agreement, dated as of August 16, 2007, between CME Group Inc. and JPMorgan Chase Bank, National Association, as Issuing and Paying Agent (incorporated by reference to Exhibit 4.2 above).

10.32	Commercial Paper Dealer Agreement, dated as of August 20, 2008, between CME Group Inc., as Issuer, and Banc of America Securities LLC, as Dealer (incorporated by reference to Exhibit 4.3 above).

10.33	Commercial Paper Dealer Agreement, dated as of August 22, 2008, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 4.4 above).

10.34
Ground Lease between Battery Park City Authority and New York Mercantile Exchange dated May 18, 1995 (incorporated by reference to Exhibit 10.3 to NYMEX Holdings, Inc.'s Registration Statement on Form S-4, filed with the SEC on April 14, 2000, File No. 333-30332).

10.35
Funding Agreement among New York State Urban Development Corporation, New York City Economic Development Corporation, Battery Park City Authority and New York Mercantile Exchange dated May 18, 1995 (incorporated by reference to Exhibit 10.4 to NYMEX Holdings, Inc.'s Registration Statement on Form S-4, filed with the SEC on April 14, 2000, File No. 333-30332).

12.1*	Ratio of Fixed Charges.

21.1*	List of Subsidiaries of CME Group Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Section 302—Certification of Phupinder S. Gill.

31.2*	Section 302—Certification of James E. Parisi.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*	Filed herewith.

(1)	Management contract or compensatory plan or arrangement.

(2)	Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 28th day of February, 2013.

CME Group Inc.

By:	/S/ JAMES E. PARISI
James E. Parisi Managing Director and Chief Financial Officer

Signature	Title

/S/ TERRENCE A. DUFFY	Executive Chairman of the Board and Director & President
Terrence A. Duffy

/S/ PHUPINDER S. GILL	Chief Executive Officer and Director
Phupinder S. Gill

/S/ JAMES E. PARISI	Senior Managing Director and Chief Financial Officer
James E. Parisi

/S/ JAMES V. PIEPER	Managing Director and Chief Accounting Officer
James V. Pieper

/S/ LEO MELAMED	Chairman Emeritus and Director
Leo Melamed

/S/ JEFFREY M. BERNACCHI	Director
Jeffrey M. Bernacchi

/S/ TIMOTHY S. BITSBERGER	Director
Timothy S. Bitsberger

/S/ CHARLES P. CAREY	Director
Charles P. Carey

/S/ MARK E. CERMAK	Director
Mark E. Cermak

/S/ DENNIS H. CHOOKASZIAN	Director
Dennis H. Chookaszian

/S/ JACKIE CLEGG	Director
Jackie Clegg

/S/ JAMES A. DONALDSON	Director
James A. Donaldson

/S/ MARTIN J. GEPSMAN	Director
Martin J. Gepsman

/S/ LARRY G. GERDES	Director
Larry G. Gerdes

/S/ DANIEL R. GLICKMAN	Director
Daniel R. Glickman
/S/ J. DENNIS HASTERT	Director
J. Dennis Hastert

/S/ BRUCE F. JOHNSON	Director
Bruce F. Johnson

/S/ GARY M. KATLER	Director
Gary M. Katler

/S/ WILLIAM P. MILLER II	Director
William P. Miller II

/S/ JOSEPH NICIFORO	Director
Joseph Niciforo

/S/ C.C. ODOM II	Director
C.C. Odom II

/S/ JAMES E. OLIFF	Director
James E. Oliff

/S/ RONALD A. PANKAU	Director
Ronald A. Pankau

/S/ EDEMIR PINTO	Director
Edemir Pinto

/S/ ALEX J. POLLOCK	Director
Alex J. Pollock

/S/ JOHN F. SANDNER	Director
John F. Sandner

/S/ TERRY L. SAVAGE	Director
Terry L. Savage

/S/ WILLIAM R. SHEPARD	Director
William R. Shepard

/S/ HOWARD J. SIEGEL	Director
Howard J. Siegel

/S/ CHRISTOPHER STEWART	Director
Christopher Stewart

/S/ DENNIS A. SUSKIND	Director
Dennis A. Suskind

/S/ DAVID J. WESCOTT	Director
David J. Wescott