Form 10-Q
period 2013-03-31
CME GROUP INC.
filed 2013-05-08
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 17, 2013 was as follows: 333,886,383 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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
Information about Contract Volume and Average Rate per Contract
All amounts regarding contract volume and average rate per contract exclude our credit default swaps, interest rate swaps and CME Clearing Europe contracts.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2013 and Item 1A. of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$1,843.4	$1,604.7
Marketable securities	60.7	56.6
Accounts receivable, net of allowance of $1.3 and $0.8	309.2	267.5
Other current assets (includes $40.0 in restricted cash)	172.5	204.3
Cash performance bonds and guaranty fund contributions	9,912.0	6,584.8
Total current assets	12,297.8	8,717.9
Property, net of accumulated depreciation and amortization of $651.3 and $640.4	709.9	724.0
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,827.8	2,853.7
Goodwill	7,569.0	7,566.9
Other assets (includes $69.7 and $73.0 in restricted cash)	1,842.0	1,825.4
Total Assets	$42,421.8	$38,863.2

Liabilities and Equity
Current Liabilities:
Accounts payable	$31.3	$41.7
Short-term debt	1,499.0	749.7
Other current liabilities	344.4	240.7
Cash performance bonds and guaranty fund contributions	9,912.0	6,584.8
Total current liabilities	11,786.7	7,616.9
Long-term debt	1,358.0	2,106.8
Deferred income tax liabilities, net	7,412.1	7,413.3
Other liabilities	227.0	220.5
Total Liabilities	20,783.8	17,357.5

Redeemable non-controlling interest	82.2	80.8

CME Group Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of March 31, 2013 and December 31, 2012; none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized; 332,163 and 331,832 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	3.3	3.3
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,237.5	17,213.1
Retained earnings	4,079.0	3,993.4
Accumulated other comprehensive income (loss)	230.0	209.3
Total CME Group shareholders’ equity	21,549.8	21,419.1
Non-controlling interest	6.0	5.8
Total Equity	21,555.8	21,424.9
Total Liabilities and Equity	$42,421.8	$38,863.2

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended
	March 31,
	2013	2012
Revenues
Clearing and transaction fees	$593.2	$621.1
Market data and information services	80.9	114.2
Access and communication fees	21.5	19.7
Other	23.0	19.6
Total Revenues	718.6	774.6
Expenses
Compensation and benefits	129.4	135.1
Communications	8.9	10.3
Technology support services	12.4	12.8
Professional fees and outside services	21.9	32.2
Amortization of purchased intangibles	25.9	32.8
Depreciation and amortization	32.6	34.9
Occupancy and building operations	18.5	20.3
Licensing and other fee agreements	21.2	20.7
Other	42.3	24.3
Total Expenses	313.1	323.4
Operating Income	405.5	451.2

Non-Operating Income (Expense)
Investment income	3.6	12.1
Interest and other borrowing costs	(39.0)	(29.1)
Equity in net gains (losses) of unconsolidated subsidiaries	17.5	(0.8)
Total Non-Operating	(17.9)	(17.8)
Income before Income Taxes	387.6	433.4
Income tax provision	150.2	167.1
Net Income	237.4	266.3
Less: net income (loss) attributable to non-controlling interests	1.6	(0.3)
Net Income Attributable to CME Group	$235.8	$266.6

Earnings per Common Share Attributable to CME Group:
Basic	$0.71	$0.81
Diluted	0.71	0.80
Weighted Average Number of Common Shares:
Basic	331,953	330,814
Diluted	333,372	331,851
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended
	March 31,
	2013	2012
Net income	$237.4	$266.3
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(2.9)	99.1
Income tax benefit (expense)	1.2	(48.2)
Investment securities, net	(1.7)	50.9
Defined benefit plans:
Net change in defined benefit plans arising during the period	1.1	0.5
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.7	0.6
Income tax benefit (expense)	(0.7)	(0.4)
Defined benefit plans, net	1.1	0.7
Derivative investments:
Net unrealized holding gains (losses) arising during the period	25.0	—
Amortization of effective portion of loss on cash flow hedges included in interest expense	0.7	0.2
Income tax benefit (expense)	(9.4)	(0.1)
Derivative investments, net	16.3	0.1
Foreign currency translation:
Foreign currency translation adjustments	7.8	2.4
Income tax benefit (expense)	(2.8)	(0.9)
Foreign currency translation, net	5.0	1.5
Other comprehensive income, net of tax	20.7	53.2
Comprehensive income	258.1	319.5
Less: comprehensive income (loss) attributable to redeemable non-controlling interest	1.6	(0.3)
Comprehensive Income Attributable to CME Group	$256.5	$319.8
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2012	331,832	3	$17,216.4	$3,993.4	$209.3	$21,419.1	$5.8	$21,424.9
Net income attributable to CME Group and non-controlling interest				235.8		235.8	0.2	236.0
Other comprehensive income attributable to CME Group					20.7	20.7		20.7
Dividends on common stock of $0.45 per share				(150.2)		(150.2)		(150.2)
Exercise of stock options	300		12.8			12.8		12.8
Excess tax benefits from option exercises and restricted stock vesting			0.3			0.3		0.3
Vesting of issued restricted Class A common stock	31		(1.1)			(1.1)		(1.1)
Stock-based compensation			12.4			12.4		12.4
Balance at March 31, 2013	332,163	3	$17,240.8	$4,079.0	$230.0	$21,549.8	$6.0	$21,555.8
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2011	330,653	3	$17,115.8	$4,324.6	$111.6	$21,552.0	$—	$21,552.0
Net income attributable to CME Group				266.6		266.6		266.6
Other comprehensive income attributable to CME Group					53.2	53.2		53.2
Dividends on common stock of $1.05 per share				(347.6)		(347.6)		(347.6)
Exercise of stock options	320		7.9			7.9		7.9
Excess tax benefits from option exercises and restricted stock vesting			2.8			2.8		2.8
Vesting of issued restricted Class A common stock	10		(0.1)			(0.1)		(0.1)
Stock-based compensation			14.3			14.3		14.3
Balance at March 31, 2012	330,983	3	$17,140.7	$4,243.6	$164.8	$21,549.1	$—	$21,549.1
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$237.4	$266.3
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12.4	14.3
Amortization of purchased intangibles	25.9	32.8
Depreciation and amortization	32.6	34.9
Equity in net (gains) losses of unconsolidated subsidiaries	(17.5)	0.8
Deferred income taxes	(7.3)	(19.2)
Change in:
Accounts receivable	(42.1)	(70.3)
Other current assets	24.0	1.7
Other assets	25.4	4.7
Accounts payable	(10.4)	(2.1)
Income taxes payable	149.0	174.9
Other current liabilities	(35.9)	(45.2)
Other liabilities	—	2.3
Other	2.5	(0.3)
Net Cash Provided by Operating Activities	396.0	395.6

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	8.5	9.1
Purchases of available-for-sale marketable securities	(9.3)	—
Purchases of property	(20.2)	(26.7)
Investment in business ventures	—	(22.8)
Net Cash Used in Investing Activities	(21.0)	(40.4)

Cash Flows from Financing Activities
Cash dividends	(149.4)	(346.5)
Proceeds from exercise of stock options	12.8	7.9
Excess tax benefits related to employee option exercises and restricted stock vesting	0.3	2.8
Net Cash Used in Financing Activities	(136.3)	(335.8)

Net change in cash and cash equivalents	238.7	19.4
Cash and cash equivalents, beginning of period	1,604.7	1,042.3
Cash and Cash Equivalents, End of Period	$1,843.4	$1,061.7

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$6.4	$3.8
Interest paid	66.9	55.3
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The consolidated financial statements consist of CME Group Inc. (CME Group) and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX), The Board of Trade of Kansas City, Missouri, Inc. (KCBT), and their respective subsidiaries (collectively, the exchange).
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2013 and December 31, 2012 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (SEC) on February 28, 2013.
2. Intangible Assets
Intangible assets consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(491.3)	$2,347.5	$2,838.8	$(467.4)	$2,371.4
Lease-related intangibles	25.4	(8.7)	16.7	25.4	(8.2)	17.2
Technology-related intellectual property	29.4	(15.9)	13.5	29.4	(14.4)	15.0
Trade name	0.2	(0.1)	0.1	0.2	(0.1)	0.1
Total amortizable intangible assets	$2,893.8	$(516.0)	2,377.8	$2,893.8	$(490.1)	2,403.7

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,827.8			$2,853.7
Trading products(1)			$17,175.3			$17,175.3

(1)
Trading products represent futures and options products acquired in our business combinations with CBOT Holdings, Inc. (CBOT Holdings), NYMEX Holdings, Inc. (NYMEX Holdings) and KCBT. Clearing and transaction fees revenues are generated through the trading of these products. These trading products, most of which have traded for decades, require authorization from the CFTC. Product authorizations from the CFTC have no term limits.

Total amortization expense for intangible assets was $25.9 million and $32.8 million for the quarters ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows.

(in millions)	Amortization Expense
Remainder of 2013	$76.9
2014	101.5
2015	101.3
2016	97.9
2017	97.3
2018	96.5
Thereafter	1,806.4

3. Debt
Short-term debt consisted of the following at March 31, 2013 and December 31, 2012:

(in millions)	March 31, 2013	December 31, 2012
$750.0 million fixed rate notes due August 2013, stated rate of 5.40%	$749.8	$749.7
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	749.2	—
Total short-term debt	$1,499.0	$749.7
Long-term debt consisted of the following at March 31, 2013 and December 31, 2012:

(in millions)	March 31, 2013	December 31, 2012
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	$—	$749.0
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%(1)	610.2	610.1
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (2)	747.8	747.7
Total long-term debt	$1,358.0	$2,106.8

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

Long-term debt maturities, at par value, were as follows as of March 31, 2013:

(in millions)	Par Value
2014	$—
2015	—
2016	—
2017	—
2018	612.5
Thereafter	750.0
The fair values of the fixed rate notes due 2013, 2014 and 2022 were estimated using quoted market prices and are considered level 2 liabilities under the classification hierarchy for fair value measurements. The fair value of the fixed rate notes due 2018, which is considered a level 3 liability, was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. For further information on the three-level classification hierarchy of fair value measurements, see note 8. At March 31, 2013, the fair values of the fixed rate notes by maturity date were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due August 2013	$762.0
$750.0 million fixed rate notes due February 2014	781.7
$612.5 million fixed rate notes due March 2018	694.4
$750.0 million fixed rate notes due September 2022	751.5
4. Derivative Investments
The company mitigates certain financial exposures to interest rate risk through the use of derivative financial instruments as part of its risk management program. All derivatives have been designated as cash flow hedges.
In August 2012, the company entered into two forward-starting interest rate swap contracts, with an aggregate notional value of $1.5 billion, to hedge the risk of changes in underlying benchmark interest rates associated with the expected issuances of fixed-rate debt. One of these swap contracts was settled in conjunction with the issuance of fixed-rate debt in September 2012. The hedge was considered highly effective. The effective portion is included in other comprehensive income and will be amortized over the term of the debt.

The fair value and location of outstanding derivative instruments in the consolidated balance sheets as of March 31, 2013 and December 31, 2012 were as follows:

		Fair Value
(in millions)	Balance Sheet Location	March 31, 2013	December 31, 2012
Interest rate contract	Other assets (other liabilities)	$24.1	$(1.0)
The effect of derivative instruments on the consolidated statements of income as well as accumulated other comprehensive income (OCI) within the consolidated statements of comprehensive income and consolidated statements of shareholders' equity for the quarters ended March 31, 2013 and 2012 were as follows.

	Gains (Losses) Recognized in OCI (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI (Effective Portion)			Gains (Losses) Recognized in Income (Ineffective Portion)
(in millions)	2013	2012	Location	2013	2012	Location	2013	2012
Interest rate contracts	$25.0	—	Interest and other borrowing costs	$(0.7)	(0.2)	Gains (losses) on derivative investments	$—	$—
At March 31, 2013, the company expects to reclassify $2.9 million of losses on derivative instruments from accumulated other comprehensive income to net income as additional interest expense during the next twelve months.
5. Contingencies
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
In 2009, Realtime Data LLC (Realtime) filed a complaint against CME Group and other exchanges alleging willful infringement of four patents which was later amended to add CBOT and NYMEX as defendants. Subsequently, two additional lawsuits have been filed each adding a claim for the infringement of an additional patent. Both of these lawsuits have been consolidated with the original action. Realtime is seeking a permanent injunction, enhanced damages, attorneys' fees and costs. The court entered judgment in CME's favor in September 2012 based on invalidity and non-infringement. Realtime Data filed its appeal brief in March 2013. The USPTO is conducting a parallel review of the patents at issue. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
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
At March 31, 2013 and December 31, 2012, the company had accrued $14.2 million and $13.2 million, respectively, for legal and regulatory matters that were probable and estimable.
Intellectual Property Indemnifications. Certain agreements with customers and other third parties related to accessing the CME platforms; utilizing market data services; licensing CME SPAN software; and calculating indexes as a service provider and licensing indexes as the basis of financial products may contain indemnifications from intellectual property claims that may be made against them as a result of their use of the applicable products and/or services. The potential future claims relating to these indemnifications cannot be estimated and, therefore, no liability has been recorded.
6. Guarantees
Clearing House Contract Settlement. CME and CME Clearing Europe Limited (CMECE) mark-to-market open positions for most products at least twice a day. Based on values derived from the mark-to-market process, CME and CMECE require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market once daily, with the capability to mark-to-market more frequently as market conditions warrant. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME's and CMECE’s guarantee would be one half day of changes in fair value of all open positions, before considering CME's and CMECE’s ability to access defaulting clearing firms’ performance bond and guaranty fund balances as well as other available resources. During the first quarter of 2013, CME and CMECE transferred an average of approximately $2.0 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME and CMECE reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2013.
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2013. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At March 31, 2013, CME was contingently liable to SGX on irrevocable letters of credit totaling $231.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm.
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
Family Farmer and Rancher Protection Fund. In April 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use CME Group agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund has an aggregate maximum payment amount of $100.0 million. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2013.
7. Accumulated Other Comprehensive Income
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income, net of tax and after non-controlling interests:

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance at December 31, 2012	$256.7	$(32.4)	$(16.4)	$1.4	$209.3
Other comprehensive income before reclassifications	(1.7)	0.7	15.9	5.0	19.9
Amounts reclassified from accumulated other comprehensive income	—	0.4	0.4	—	0.8
Net current-period other comprehensive income	(1.7)	1.1	16.3	5.0	20.7
Balance at March 31, 2013	$255.0	$(31.3)	$(0.1)	$6.4	$230.0

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance at December 31, 2011	$148.4	$(26.1)	$(1.2)	$(9.5)	$111.6
Other comprehensive income before reclassifications	50.9	0.3	—	1.5	52.7
Amounts reclassified from accumulated other comprehensive income	—	0.4	0.1	—	0.5
Net current-period other comprehensive income	50.9	0.7	0.1	1.5	53.2
Balance at March 31, 2012	$199.3	$(25.4)	$(1.1)	$(8.0)	$164.8
8. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

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
The company determined the fair value of its contingent consideration liabilities, considered level 3 liabilities, using a discounted cash flow model to calculate the present value of future payouts. The liabilities were included in level 3 because management used significant unobservable inputs, including a discount rate of 20% and probability of payout ranging from 90% to 100%. Significant increases or decreases in any of those inputs in isolation would result in a significantly higher or lower fair value.
Financial assets and liabilities recorded in the consolidated balance sheet as of March 31, 2013 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	March 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$18.3	$—	$—	$18.3
Mutual funds	42.0	—	—	42.0
Asset-backed securities	—	0.4	—	0.4
Total Marketable Securities	60.3	0.4	—	60.7
Equity investments	718.8	—	—	718.8
Interest rate swap contracts	—	24.1	—	24.1
Total Assets at Fair Value	$779.1	$24.5	$—	$803.6

Liabilities at Fair Value:
Contingent consideration	—	—	13.1	13.1
Total Liabilities at Fair Value	$—	$—	$13.1	$13.1
There were no transfers of assets between level 1 and level 2 during the first quarter of 2013. The following is a reconciliation of liabilities valued at fair value on a recurring basis using significant unobservable inputs (level 3) during the first quarter of 2013. There were no assets classified as level 3 during the first quarter of 2013.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2012	$12.6
Unrealized changes in fair value:
Included in other expenses	0.5
Fair value of liability at March 31, 2013	$13.1
There were no assets or liabilities valued at fair value on a nonrecurring basis using significant unobservable inputs (level 3) during the first quarter of 2013.

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

	Quarter Ended March 31,
(in thousands)	2013	2012
Stock options	1,734	5,258
Restricted stock awards	41	12
Total	1,775	5,270
The following table presents the earnings per share calculation for the years presented:

	Quarter Ended March 31,
	2013	2012
Net Income Attributable to CME Group (in millions)	$235.8	$266.6
Weighted Average Number of Common Shares (in thousands):
Basic	331,953	330,814
Effect of stock options and restricted stock awards	1,419	1,037
Diluted	333,372	331,851
Earnings per Common Share Attributable to CME Group:
Basic	$0.71	$0.81
Diluted	0.71	0.80
10. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure except for the following:
In April 2013, the company purchased the non-controlling interest in CME Group Index Holdings LLC (Index Holdings) for $80.0 million. Prior to the purchase, the company maintained a 24.4% interest in S&P/Dow Jones Indices LLC (S&P/DJI). As a result of the purchase of the non-controlling interest, the company's interest in S&P/DJI increased to 27%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012.
References in this discussion and analysis to “we,” “us” and “our” are to CME Group and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX), and The Board of Trade of Kansas City, Missouri, Inc. (KCBT), collectively, unless otherwise noted.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2013	2012	Change
Total revenues	$718.6	$774.6	(7)%
Total expenses	313.1	323.4	(3)
Operating margin	56.4%	58.3%
Non-operating income (expense)	$(17.9)	$(17.8)	1
Effective tax rate	38.8%	38.6%
Net income attributable to CME Group	$235.8	$266.6	(12)
Diluted earnings per common share attributable to CME Group	0.71	0.80	(11)
Cash flows from operating activities	396.0	395.6	—

•
In the first quarter of 2013 compared with the same period in 2012, the overall decrease in revenues was attributable to a decline in market data and information services revenue resulting from the contribution of certain Dow Jones Index assets and liabilities (DJI asset group) and the sale of Credit Market Analysis Ltd. (CMA) as well as a decrease in clearing and transaction fees resulting from a lower average rate per contract.

•
The overall decrease in expenses in the first quarter of 2013 when compared with the same period in 2012 was largely due to the decline in expenses resulting from the contribution of the DJI asset group and the sale of CMA. The overall decrease in expenses was partially offset by an increase in currency fluctuation losses resulting from unfavorable changes in exchange rates on certain foreign cash balances.

•
Non-operating expense remained relatively flat in the first quarter of 2013 when compared with the same period in 2012. The increase in income from our investment in S&P/Dow Jones Indices LLC (S&P/DJI), a new business venture with The McGraw-Hill Companies Inc. (McGraw), was offset by an increase in interest and other borrowing costs and a decline in investment income.

Revenues

	Quarter Ended March 31,
(dollars in millions)	2013	2012	Change
Clearing and transaction fees	$593.2	$621.1	(4)%
Market data and information services	80.9	114.2	(29)
Access and communication fees	21.5	19.7	9
Other	23.0	19.6	18
Total Revenues	$718.6	$774.6	(7)
Clearing and Transaction Fees
The following table summarizes our total contract volume, revenue and average rate per contract. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing house. Contract volume also includes cleared-only CME ClearPort contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fee revenues by total contract volume. All amounts exclude our credit default swap, interest rate swap and CME Clearing Europe contracts.

	Quarter Ended March 31,
	2013	2012	Change
Total contract volume (in millions)	750.5	763.1	(2)%
Clearing and transaction fees (in millions)	$590.0	$619.2	(5)
Average rate per contract	$0.786	$0.811	(3)
We estimate the following decreases in clearing and transaction fees based on change in total contract volume and change in average rate per contract during the first quarter of 2013 when compared with the same period in 2012.

(in millions)	Quarter Ended March 31
Decrease due to change in total contract volume	$(9.9)
Decrease due to change in average rate per contract	(19.3)
Decrease in clearing and transaction fees	$(29.2)
Average rate per contract is impacted by our rate structure, including volume-based incentives; product mix; trading venue, and the percentage of volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the change in revenues attributable to changes in each is only an approximation.
Contract Volume
The following table summarizes average daily contract volume. Contract volume can be influenced by many factors, including political and economic factors, the regulatory environment and market competition. Total contract volume decreased by 2% while average daily volume increased by 2% because there were two fewer trading days in the first quarter of 2013 than in the same period in 2012.

	Quarter Ended March 31,
(amounts in thousands)	2013	2012	Change
Average Daily Volume by Product Line:
Interest rate	5,656	5,613	1%
Equity	2,608	2,390	9
Foreign exchange	1,010	846	19
Agricultural commodity (1)	1,108	1,122	(1)
Energy	1,730	1,952	(12)
Metal	397	385	3
Aggregate average daily volume	12,509	12,308	2
Average Daily Volume by Venue:
Electronic	10,932	10,177	7
Open outcry	886	1,348	(34)
Privately negotiated	275	229	20
Total exchange-traded volume	12,093	11,754	3
Total CME ClearPort	416	554	(25)
Aggregate average daily volume	12,509	12,308	2

(1) Average daily volume for agricultural commodity products includes volume for KCBT beginning on January 1, 2013.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less while Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended March 31,
(amounts in thousands)	2013	2012	Change
Eurodollar futures and options:
Front 8 futures	1,097	1,347	(19)%
Back 32 futures	734	684	7
Options	400	811	(51)
U.S. Treasury futures and options:
10-Year	1,693	1,353	25
5-Year	811	627	29
Treasury bond	508	421	20
2-Year	267	236	13
Total interest rate contract volume remained flat in the first quarter of 2013 when compared with the same period in 2012. The increase in volume for long-term interest rate contracts, including the U.S. Treasury futures and options and Eurodollar Back 32 futures, was due to higher volatility in long-term interest rates resulting from the Federal Reserve's intention to revisit their quantitative easing strategy and to outline a quantitative easing exit strategy. The Federal Reserve's ongoing quantitative easing and zero interest rate policy resulted in decreased volatility in short-term interest rates throughout 2012 and early 2013, which contributed to the decline in volume for short-term interest rate contracts, including Eurodollar Front 8 futures and Eurodollar options.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended March 31,
(amounts in thousands)	2013	2012	Change
E-mini S&P futures and options	2,115	1,905	11%
E-mini NASDAQ futures and options	231	228	1
The increase in equity contract volume in the first quarter of 2013 when compared with the same period in 2012 was due to improved domestic macroeconomic conditions as well as short periods of volatility related to the Eurozone crisis in early 2013. We believe the increase in overall equity contract volume in the first quarter of 2013 was also due to a greater need for equity futures and options contracts resulting from an increase in assets under management in equity-based funds.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended March 31,
(amounts in thousands)	2013	2012	Change
Euro	333	308	8%
Japanese yen	213	100	112
British pound	141	101	40
Australian dollar	105	133	(21)
Canadian dollar	83	90	(7)
The overall increase in foreign exchange contract volume in the first quarter of 2013 when compared with the same period in 2012 was largely due to higher volatility in the Japanese yen resulting from reduced efforts by the Japanese central bank to control yen exchange rates. Increased volatility and uncertainty within the European Union contributed to the increase in volume in the euro and British pound contracts in the first quarter of 2013 when compared with the same period in 2012. As volatility returned to the Japanese and European markets, market participants shifted their focus from safe haven currencies, such as the Australian and Canadian dollars, to the Japanese and European markets.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended March 31,
(amounts in thousands)	2013	2012	Change
Corn	358	417	(14)%
Soybean	244	252	(3)
Wheat	158	124	28
Soybean oil	105	103	2
Total agricultural commodity contract volume remained relatively flat in the first quarter of 2013 when compared with the same period in 2012. Corn contract volume decreased as a result of lower price volatility and expectations of higher U.S. corn supplies for 2013. The overall decrease in agricultural commodity volume was offset by incremental wheat contract volume resulting from the addition of KCBT's hard red winter wheat contract as well as increased trading due to an increase in global wheat supplies in the first quarter of 2013.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2013	2012	Change
Crude oil	748	837	(11)%
Natural gas	597	734	(19)
Refined products	330	327	1
Energy contract volume decreased in the first quarter of 2013 when compared with the same period in 2012 largely due to a decline in natural gas contract volume resulting from lower weather-related volatility in the first quarter of 2013. The decline in crude oil contract volume in the first quarter of 2013 was attributable to lower price volatility in the first quarter of 2013 resulting from less uncertainty in 2013. Uncertainty in early 2012 was the result of oversupply constraints prior to the reversal of the Seaway Pipeline in the second quarter of 2012.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2013	2012	Change
Gold	247	245	1%
Copper	65	63	3
Silver	60	62	(4)
Total metal contract volume in the first quarter of 2013 remained consistent with volume in the same period in 2012.
Average Rate per Contract
The average rate per contract decreased in the first quarter of 2013 when compared with the same period in 2012 due to a shift in the relative mix of product volume. In the first quarter of 2013, equity and foreign exchange product volumes, when measured as a percentage of total volume, both increased by 1%, while energy product volumes decreased by 2%. Energy products have higher fees compared with equity and foreign exchange products. In addition, the average rate per contract decreased in the first quarter of 2013 when compared with the same period in 2012 due to an increase in incentives and discounts on our energy contracts.

Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 12% and one firm represented 11% of our clearing and transaction fees revenue in the first quarter of 2013. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The decrease in market data and information services revenue in the first quarter of 2013, when compared with the same period in 2012, was attributable to a $27.5 million decrease in revenue resulting from the contribution of the DJI asset group and the sale of CMA. In the second quarter of 2012, the DJI asset group, including assets which generated market data and information services revenue, were contributed to S&P/DJI. CMA was sold to McGraw as part of that transaction. In addition, the decrease in revenue in the first quarter of 2013 was due to a decline in market data subscriber counts due to continued cost-cutting initiatives at customer firms.
The two largest resellers of our market data represented approximately 53% of our market data and information services revenue in the first quarter of 2013. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the first quarter of 2013, when compared with the same period in 2012, the increase in other revenues was attributable to $8.7 million of revenue recognized upon delivery of services under our technology agreement with BM&FBOVESPA S.A. (BM&FBOVESPA). The increase in revenue from BM&FBOVESPA was partially offset by a $4.7 million decrease in rental income resulting from our sale of two CBOT buildings in April 2012.
Expenses

	Quarter Ended March 31,
(dollars in millions)	2013	2012	Change
Compensation and benefits	$129.4	$135.1	(4)%
Communications	8.9	10.3	(13)
Technology support services	12.4	12.8	(4)
Professional fees and outside services	21.9	32.2	(32)
Amortization of purchased intangibles	25.9	32.8	(21)
Depreciation and amortization	32.6	34.9	(7)
Occupancy and building operations	18.5	20.3	(9)
Licensing and other fee agreements	21.2	20.7	2
Other	42.3	24.3	74
Total Expenses	$313.1	$323.4	(3)
Operating expenses decreased by $10.3 million in the first quarter of 2013 when compared with the same period in 2012. The following table shows the estimated impact of key factors resulting in the change in operating expenses:

	Quarter Ended, March 31, 2013
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
DJI asset group contribution and CMA sale	$(18.9)	(6)%
Sale of CBOT building	(3.4)	(1)
Net losses on currency fluctuation	14.3	5
Other expenses, net	(2.3)	(1)
Total decrease	$(10.3)	(3)%

Operating expenses decreased in the first quarter of 2013 when compared with the same period in 2012 largely due to the contribution of the DJI asset group and the sale of CMA. The transaction with McGraw contributed to an overall reduction in expenses, including compensation and benefits, professional fees and outside services and amortization of purchased intangibles.
In April 2012, we sold two buildings in Chicago. The building sale contributed to a decline in depreciation and amortization as well as amortization of purchased intangibles associated with lease-related intangible assets in the first quarter of 2013 when compared with the same period in 2012.
The overall decrease in operating expenses in the first quarter of 2013 when compared with the same period in 2012 was partially offset by an increase in currency fluctuation losses resulting from unfavorable changes in exchange rates on British pound cash balances.
Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2013	2012	Change
Investment income	$3.6	$12.1	(70)%
Interest and other borrowing costs	(39.0)	(29.1)	35
Equity in net gains (losses) of unconsolidated subsidiaries	17.5	(0.8)	n.m.
Total Non-Operating	$(17.9)	$(17.8)	1
n.m. not meaningful
The decrease in investment income during the first quarter of 2013, when compared with the same period in 2012, was due largely to a $6.6 million decline in dividend income from our investment in BM&FBOVESPA. BM&FBOVESPA declared a dividend in both February 2012 and 2013. However, the ex-dividend date, which is the basis for revenue recognition, was in the first quarter of 2012 for the 2012 dividend and in the second quarter of 2013 for the 2013 dividend.
In September 2012, we issued $750.0 million of 3.0% fixed rate notes due September 2022, which contributed to an increase in weighted average borrowings outstanding and a decrease in weighted average effective yield in the first quarter of 2013 when compared with the same period in 2012. Average cost of borrowings remained flat in the first quarter of 2013 when compared with the same period in 2012. The impact of the September 2012 issuance on the average cost of borrowings was offset by higher commitment fees resulting from an increase in our line of credit facilities in the fourth quarter of 2012.

	Quarter Ended March 31,
	2013	2012	Change
Weighted average borrowings outstanding (in millions)	$2,862.5	$2,112.5	$750.0
Weighted average effective yield	4.80%	5.27%	(0.47)%
Average cost of borrowings (1)	5.52	5.51	0.01

(1)	Average cost of borrowings includes interest, the effective portion of interest rate hedges, commitment fees, discount accretion and debt issuance costs.
In the first quarter of 2013, we recognized income from our S&P/DJI investment, which contributed to an increase in equity in net gains (losses) of unconsolidated subsidiaries when compared with the first quarter of 2012.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities in the first quarter of 2013 was relatively consistent with net cash provided by operating activities in the first quarter in 2012. Net cash used in investing activities decreased in the first quarter of 2013 when compared with the same period of 2012 due to our additional investment in a business venture in the first quarter of 2012. Cash used in financing activities was lower in the first quarter of 2013 when compared with the same period in 2012. The decrease was attributable to lower cash dividends in the first quarter of 2013 when compared with the same period in 2012 due to the payment of the 2012 annual variable dividend in the first quarter of 2012. The annual variable dividend for 2013 was accelerated to the fourth quarter of 2012 due to uncertainty surrounding dividend income tax treatment beginning in 2013.

Debt Instruments. The following table summarizes our debt outstanding as of March 31, 2013:

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

(2)
In August 2012, we entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 3.32%.

We maintain a $1.8 billion multi-currency revolving senior credit facility with various financial institutions. The proceeds from the revolving senior credit facility can be used for general corporate purposes, which includes providing liquidity for our CME clearing house in certain circumstances at CME Group's discretion and, if necessary, for maturities of commercial paper. As long as we are not in default under the new senior credit facility, we have the option to increase the facility up to $2.3 billion with the consent of the agent and lenders providing the additional funds. The senior credit facility matures in January 2016 except for $95.0 million of the existing commitments that expire in January 2014. The $1.8 billion multi-currency revolving senior credit facility includes a provision to issue up to $250.0 million of stand-by letters of credit. The senior credit facility is voluntarily prepayable from time to time without premium or penalty. Under our credit facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity as of September 30, 2012, giving effect to share repurchases made and special dividends paid during the term of the agreement (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings under this credit facility.
We maintain a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by our CME clearing house. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of U.S. Treasury securities, U.S. government agency securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At March 31, 2013, guaranty funds available to collateralize the facility totaled $4.9 billion. The line of credit provides for borrowings of up to $5.0 billion. We have the option to request an increase in the line from $5.0 billion to $7.0 billion, subject to the approval of participating banks. In addition to the 364-day multi-currency line of credit, we also have the option to use the $1.8 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default in certain circumstances.
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
At March 31, 2013, we have excess borrowing capacity for general corporate purposes of approximately $1.8 billion under our multi-currency revolving senior credit facility.
As of March 31, 2013, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At March 31, 2013, the letters of credit totaled $231.0 million.

The following table summarizes our credit ratings as of March 31, 2013:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.8 billion at March 31, 2013 and $1.6 billion at December 31, 2012. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Net current deferred tax assets of $34.1 million are included in other current assets at both March 31, 2013 and December 31, 2012. Total net current deferred tax assets are attributable to unrealized losses, stock-based compensation and accrued expenses.
Net long-term deferred tax liabilities were $7.4 billion at March 31, 2013 and December 31, 2012. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers including CBOT Holdings and NYMEX Holdings.
Valuation allowances of $24.8 million as of March 31, 2013 and December 31, 2012 have been provided for domestic and foreign net operating losses in various jurisdictions for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.
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
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2012. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.

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
The following is an update to the legal proceedings disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2013.
See “Legal Matters” in Note 5. Contingencies to the Consolidated Financial Statements for updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material updates to the Risk Factors disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2013. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31	268	$53.32	—	$—
February 1 to February 28	578	58.12	—	—
March 1 to March 31	17,780	63.13	212	—
Total	18,626	$62.83	212

(1)	Shares purchased consist of an aggregate of 18,414 shares of Class A common stock surrendered in the first quarter of 2013 to satisfy employees’ tax obligations upon the vesting of restricted stock.

(2)
In March 2013, the company repurchased an aggregate of 212 shares in connection with a Fractional Share Repurchase Program that was made available to holders of fractional shares of CME Group Class A common stock held as of February, 15, 2013.  The fractional shares were purchased at a price of $62.34 which was based on the average closing price per share of Class A common stock over the five trading day period ending on the last trading day immediately preceding March 14, 2013.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

31.1	Section 302 Certification—Phupinder S. Gill

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: May 7, 2013	By:	/s/ James E. Parisi
Chief Financial Officer & Senior Managing Director Finance and Corporate Development