Form 10-Q
period 2013-06-30
CME GROUP INC.
filed 2013-08-08
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Not Applicable
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 17, 2013 was as follows: 334,293,706 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

 CME GROUP INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Certain Terms
All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.
Unless otherwise indicated, references to CME Group Inc. (CME Group) products include references to exchange-traded and cleared-only products on one of its regulated exchanges: Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX) and The Board of Trade of Kansas City, Missouri, Inc. (KCBT). Products listed on these exchanges and cleared through CME are subject to the rules and regulations of the particular exchange and the applicable rulebook should be consulted. Unless otherwise indicated, references to NYMEX include its subsidiary, COMEX.
Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our Web site does not constitute a part of this Quarterly Report on Form 10-Q.
Information about Contract Volume and Average Rate per Contract
All amounts regarding contract volume and average rate per contract exclude our CME credit default swaps, CME interest rate swaps and CME Clearing Europe contracts.
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
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$1,968.0	$1,604.7
Marketable securities	61.3	56.6
Accounts receivable, net of allowance of $1.3 and $0.8	359.1	267.5
Other current assets (includes $40.0 in restricted cash)	260.4	204.3
Cash performance bonds and guaranty fund contributions	14,275.8	6,584.8
Total current assets	16,924.6	8,717.9
Property, net of accumulated depreciation and amortization of $661.2 and $640.4	713.2	724.0
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,801.9	2,853.7
Goodwill	7,569.0	7,566.9
Other assets (includes $70.1 and $73.0 in restricted cash)	1,698.7	1,825.4
Total Assets	$46,882.7	$38,863.2

Liabilities and Equity
Current Liabilities:
Accounts payable	$37.0	$41.7
Short-term debt	1,499.4	749.7
Other current liabilities	380.7	240.7
Cash performance bonds and guaranty fund contributions	14,275.8	6,584.8
Total current liabilities	16,192.9	7,616.9
Long-term debt	1,358.2	2,106.8
Deferred income tax liabilities, net	7,248.2	7,413.3
Other liabilities	228.8	220.5
Total Liabilities	25,028.1	17,357.5

Redeemable non-controlling interest	—	80.8

CME Group Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of June 30, 2013 and December 31, 2012; none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized; 332,601 and 331,832 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	3.3	3.3
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,452.9	17,213.1
Retained earnings	4,239.2	3,993.4
Accumulated other comprehensive income (loss)	153.2	209.3
Total CME Group shareholders’ equity	21,848.6	21,419.1
Non-controlling interest	6.0	5.8
Total Equity	21,854.6	21,424.9
Total Liabilities and Equity	$46,882.7	$38,863.2

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Clearing and transaction fees	$692.5	$643.6	$1,285.7	$1,264.7
Market data and information services	79.4	110.8	160.3	225.0
Access and communication fees	20.6	22.6	42.1	42.3
Other	23.6	18.9	46.6	38.5
Total Revenues	816.1	795.9	1,534.7	1,570.5
Expenses
Compensation and benefits	128.9	131.1	258.3	266.2
Communications	8.6	10.7	17.5	21.0
Technology support services	13.8	12.1	26.2	24.9
Professional fees and outside services	27.9	40.3	49.8	72.5
Amortization of purchased intangibles	25.9	31.3	51.8	64.1
Depreciation and amortization	33.2	33.6	65.8	68.5
Occupancy and building operations	19.0	18.7	37.5	39.0
Licensing and other fee agreements	26.9	23.3	48.1	44.0
Other	24.1	25.6	66.4	49.9
Total Expenses	308.3	326.7	621.4	650.1
Operating Income	507.8	469.2	913.3	920.4

Non-Operating Income (Expense)
Investment income	18.7	6.1	22.3	18.2
Interest and other borrowing costs	(39.2)	(28.9)	(78.2)	(58.0)
Equity in net gains (losses) of unconsolidated subsidiaries	20.2	(0.9)	37.7	(1.7)
Other non-operating income (expense)	—	65.2	—	65.2
Total Non-Operating	(0.3)	41.5	(18.2)	23.7
Income before Income Taxes	507.5	510.7	895.1	944.1
Income tax provision	196.2	257.3	346.4	424.4
Net Income	311.3	253.4	548.7	519.7
Less: net income (loss) attributable to non-controlling interests	0.1	8.5	1.7	8.2
Net Income Attributable to CME Group	$311.2	$244.9	$547.0	$511.5

Earnings per Common Share Attributable to CME Group:
Basic	$0.94	$0.74	$1.65	$1.55
Diluted	0.93	0.74	1.64	1.54
Weighted Average Number of Common Shares:
Basic	332,341	331,078	332,148	330,946
Diluted	334,073	332,162	333,739	332,009
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$311.3	$253.4	$548.7	$519.7
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(118.0)	(124.2)	(120.9)	(25.1)
Income tax benefit (expense)	4.7	63.3	5.9	15.1
Investment securities, net	(113.3)	(60.9)	(115.0)	(10.0)
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	1.0	0.5
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.8	0.6	1.6	1.2
Income tax benefit (expense)	(0.2)	(0.2)	(0.9)	(0.6)
Defined benefit plans, net	0.6	0.4	1.7	1.1
Derivative investments:
Net unrealized holding gains (losses) arising during the period	60.3	—	85.3	—
Amortization of effective portion of loss on cash flow hedges included in interest expense	0.7	0.2	1.4	0.4
Income tax benefit (expense)	(22.2)	(0.1)	(31.6)	(0.2)
Derivative investments, net	38.8	0.1	55.1	0.2
Foreign currency translation:
Foreign currency translation adjustments	(4.6)	(2.8)	3.2	(0.4)
Reclassification adjustment for loss included in net income	—	18.4	—	18.4
Income tax benefit (expense)	1.7	(5.7)	(1.1)	(6.6)
Foreign currency translation, net	(2.9)	9.9	2.1	11.4
Other comprehensive income, net of tax	(76.8)	(50.5)	(56.1)	2.7
Comprehensive income	234.5	202.9	492.6	522.4
Less: comprehensive income (loss) attributable to redeemable non-controlling interest	0.1	8.5	1.7	8.2
Comprehensive Income Attributable to CME Group	$234.4	$194.4	$490.9	$514.2
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2012	331,832	3	$17,216.4	$3,993.4	$209.3	$21,419.1	$5.8	$21,424.9
Net income attributable to CME Group and non-controlling interest				547.0		547.0	0.2	547.2
Other comprehensive income attributable to CME Group					(56.1)	(56.1)		(56.1)
Dividends on common stock of $0.90 per share				(301.2)		(301.2)		(301.2)
Tax benefits and gain related to Index Services non-controlling purchase			182.3			182.3		182.3
Exercise of stock options	691		28.1			28.1		28.1
Excess tax benefits from option exercises and restricted stock vesting			2.1			2.1		2.1
Vesting of issued restricted Class A common stock	42		(1.5)			(1.5)		(1.5)
Shares issued to Board of Directors	27		2.1			2.1		2.1
Shares issued under Employee Stock Purchase Plan	9		0.7			0.7		0.7
Stock-based compensation			26.0			26.0		26.0
Balance at June 30, 2013	332,601	3	$17,456.2	$4,239.2	$153.2	$21,848.6	$6.0	$21,854.6
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2011	330,653	3	$17,115.8	$4,324.6	$111.6	$21,552.0	$—	$21,552.0
Net income attributable to CME Group				511.5		511.5		511.5
Other comprehensive income attributable to CME Group					2.7	2.7		2.7
Dividends on common stock of $1.49 per share				(495.8)		(495.8)		(495.8)
Exercise of stock options	452		11.5			11.5		11.5
Excess tax benefits from option exercises and restricted stock vesting			3.4			3.4		3.4
Vesting of issued restricted Class A common stock	94		(3.2)			(3.2)		(3.2)
Shares issued to Board of Directors	40		2.2			2.2		2.2
Shares issued under Employee Stock Purchase Plan	13		0.7			0.7		0.7
Stock-based compensation			35.0			35.0		35.0
Balance at June 30, 2012	331,252	3	$17,165.4	$4,340.3	$114.3	$21,620.0	$—	$21,620.0
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$548.7	$519.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	26.0	35.0
Amortization of purchased intangibles	51.8	64.1
Depreciation and amortization	65.8	68.5
Gain on contribution of Dow Jones Index index business	—	(84.5)
Loss on sale of Credit Market Analysis Ltd.	—	19.3
Equity in net (gains) losses of unconsolidated subsidiaries	(37.7)	1.7
Deferred income taxes	(10.8)	45.0
Change in:
Accounts receivable	(92.1)	(73.6)
Other current assets	28.6	4.3
Other assets	44.6	(2.3)
Accounts payable	(4.7)	8.5
Income taxes payable	35.7	46.5
Other current liabilities	108.2	(0.4)
Other liabilities	0.1	4.6
Other	4.6	1.4
Net Cash Provided by Operating Activities	768.8	657.8

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	17.5	9.3
Purchases of available-for-sale marketable securities	(18.3)	—
Purchases of property	(55.8)	(63.6)
Proceeds from sale of building property	—	151.5
Proceeds from sale of Credit Market Analysis Ltd., net of cash sold with business	—	42.4
Investment in business ventures	—	(67.8)
Net Cash Provided by (Used in) Investing Activities	(56.6)	71.8

Cash Flows from Financing Activities
Cash dividends	(299.8)	(494.2)
Purchase of non-controlling interest in CME Group Index Holdings LLC	(80.0)	—
Proceeds from exercise of stock options	28.1	11.5
Excess tax benefits related to employee option exercises and restricted stock vesting	2.1	3.4
Other	0.7	0.6
Net Cash Used in Financing Activities	(348.9)	(478.7)

Net change in cash and cash equivalents	363.3	250.9
Cash and cash equivalents, beginning of period	1,604.7	1,042.3
Cash and Cash Equivalents, End of Period	$1,968.0	$1,293.2

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$312.1	$329.1
Interest paid	66.9	55.3
Non-cash investing activities:
Investment in S&P/Dow Jones Indices LLC	—	878.4
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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2013 and December 31, 2012 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (SEC) on February 28, 2013.
2. Business Transactions
In April 2013, the company purchased the non-controlling interest in CME Group Index Holdings LLC (Index Holdings) for $80.0 million. Prior to the purchase, the company maintained a 24.4% interest in S&P/Dow Jones Indices LLC (S&P/DJI). As a result of the purchase of the non-controlling interest, the company's interest in S&P/DJI increased to 27%. The company also recognized a $180.0 million tax benefit through additional paid-in capital. The tax benefit was due to a reduction in deferred tax liabilities related to the tax basis in Index Holdings. The company also recognized a $2.3 million gain through additional paid-in capital related to the purchase of the non-controlling interest.

3. Intangible Assets
Intangible assets consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(515.3)	$2,323.5	$2,838.8	$(467.4)	$2,371.4
Lease-related intangibles	25.4	(9.2)	16.2	25.4	(8.2)	17.2
Technology-related intellectual property	29.4	(17.3)	12.1	29.4	(14.4)	15.0
Trade name	0.2	(0.1)	0.1	0.2	(0.1)	0.1
Total amortizable intangible assets	$2,893.8	$(541.9)	2,351.9	$2,893.8	$(490.1)	2,403.7

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,801.9			$2,853.7
Trading products(1)			$17,175.3			$17,175.3

(1)
Trading products represent futures and options products acquired in our business combinations with CBOT Holdings, Inc. (CBOT Holdings), NYMEX Holdings, Inc. (NYMEX Holdings) and The Board of Trade of Kansas City, Missouri, Inc. (KCBT). Clearing and transaction fees revenues are generated through the trading of these products. These trading products, most of which have traded for decades, require authorization from the CFTC. Product authorizations from the CFTC have no term limits.

Total amortization expense for intangible assets was $25.9 million and $31.3 million for the quarters ended June 30, 2013 and 2012, respectively. Total amortization expense for intangible assets was $51.8 million and $64.1 million for the first six months of 2013 and 2012, respectively. As of June 30, 2013, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2013	$51.0
2014	101.5
2015	101.3
2016	97.9
2017	97.3
2018	96.5
Thereafter	1,806.4

4. Debt
Short-term debt consisted of the following at June 30, 2013 and December 31, 2012:

(in millions)	June 30, 2013	December 31, 2012
$750.0 million fixed rate notes due August 2013, stated rate of 5.40%	$750.0	$749.7
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	749.4	—
Total short-term debt	$1,499.4	$749.7
Long-term debt consisted of the following at June 30, 2013 and December 31, 2012:

(in millions)	June 30, 2013	December 31, 2012
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	$—	$749.0
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%(1)	610.3	610.1
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (2)	747.9	747.7
Total long-term debt	$1,358.2	$2,106.8

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

Long-term debt maturities, at par value, were as follows as of June 30, 2013:

(in millions)	Par Value
2014	$—
2015	—
2016	—
2017	—
2018	612.5
Thereafter	750.0
The fair values of the fixed rate notes due 2013, 2014 and 2022 were estimated using quoted market prices and are considered level 2 liabilities under the classification hierarchy for fair value measurements. The fair value of the fixed rate notes due 2018, which is considered a level 3 liability, was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. For further information on the three-level classification hierarchy of fair value measurements, see note 9. At June 30, 2013, the fair values of the fixed rate notes by maturity date were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due August 2013	$751.9
$750.0 million fixed rate notes due February 2014	770.6
$612.5 million fixed rate notes due March 2018	658.3
$750.0 million fixed rate notes due September 2022	710.4
5. Derivative Investments
The company mitigates certain financial exposures to interest rate risk through the use of derivative financial instruments as part of its risk management program. All derivatives have been designated as cash flow hedges.
In August 2012, the company entered into two forward-starting interest rate swap contracts, with an aggregate notional value of $1.5 billion, to hedge the risk of changes in underlying benchmark interest rates associated with the expected issuances of fixed-rate debt. One of these swap contracts was settled in conjunction with the issuance of fixed rate debt in September 2012. The hedge was considered highly effective. The effective portion is included in other comprehensive income and is being amortized over the term of the debt.

The fair value and location of outstanding derivative instruments in the consolidated balance sheets as of June 30, 2013 and December 31, 2012 were as follows:

		Fair Value
(in millions)	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest rate contract	Other current assets (other liabilities)	$84.3	$(1.0)
The effect of derivative instruments on the consolidated statements of income as well as accumulated other comprehensive income (OCI) within the consolidated statements of comprehensive income and consolidated statements of shareholders' equity for the six months ended June 30, 2013 and 2012 were as follows.

	Gains (Losses) Recognized in OCI (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI (Effective Portion)			Gains (Losses) Recognized in Income (Ineffective Portion)
(in millions)	2013	2012	Location	2013	2012	Location	2013	2012
Interest rate contracts	$85.3	$—	Interest and other borrowing costs	$(1.4)	$(0.4)	Gains (losses) on derivative investments	$—	$—
At June 30, 2013, the company expects to reclassify $2.9 million of losses on derivative instruments from accumulated other comprehensive income to net income as additional interest expense during the next twelve months.
6. Contingencies
Legal and Regulatory Matters. In 2008, Fifth Market, Inc. (Fifth Market) filed a complaint against CME Group and CME in the Delaware District Court seeking a permanent injunction against CME's Globex system and unquantified enhanced damages for what the plaintiff alleges is willful infringement of two patents, in addition to costs, expenses and attorneys' fees. The case was stayed pending the outcome of CME's request for reexamination by the U.S. Patent and Trademark Office (USPTO). The reexaminations resulted in some claims being rejected and others being confirmed. In June 2013, the court lifted the stay. The validity of the patents, however, remains subject to further review by the USPTO. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
In 2009, CME and CBOT filed a complaint against Howard Garber in the Northern District of Illinois seeking a declaratory judgment that neither CME nor CBOT infringed the Garber patent, which relates to electronic market makers, and that the patent is invalid and unenforceable. The Technology Research Group (TRG) was substituted for Mr. Garber in 2009 and TRG filed counterclaims alleging patent infringement and other related claims. In 2011, the case was dismissed with the right to reinstate pending the outcome of a reexamination by the USPTO. In August 2013, the USPTO rejected all claims in the patent, which decision remains subject to appeal. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
In 2009, Realtime Data LLC (Realtime) filed a complaint against CME Group and other exchanges in the Eastern District of Texas alleging willful infringement of four patents relating to the company's market data and information services, which was later amended to add CBOT and NYMEX as defendants. Subsequently, two additional lawsuits have been filed each adding a claim for the infringement of an additional patent. Both of these lawsuits have been consolidated with the original action. Realtime is seeking a permanent injunction, enhanced damages, attorneys' fees and costs. In 2011, the case was transferred to the Southern District of New York. Two of the original four patents were dropped from the case by Realtime. In 2012, the court entered judgment in CME's favor based on invalidity and non-infringement, which is being appealed. The USPTO is conducting a parallel review of the four patents that remain at issue. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
The foregoing legal matters involve alleged infringements of intellectual property which, due to their nature, involve potential liability that is uncertain, difficult to quantify and involves a wide range of potential outcomes. The company believes that the matters are without merit, and the company intends to defend itself vigorously against the claims. We expect the re-examinations by the USPTO in the Fifth Market, Garber and Realtime matters, including any appeals thereof, to result in a determination of the validity of the patents at issue which we expect will have an impact on the merits of the matters. Given the uncertainty of the potential outcome of the re-examinations as well as other factors which may potentially impact the resolution of these matters, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible loss in the unlikely event it were found to be liable at trial in these matters.
A number of lawsuits were filed in federal court in New York on behalf of all commodity account holders or customers of MF Global who had not received a return of 100% of their funds. These matters have been consolidated into a single action in federal court in New York, and a consolidated amended class action complaint was filed on November 5, 2012. The class action complaint alleges that CME violated the Commodity Exchange Act (CEA), aided and abetted violations of the CEA by other defendants, and aided and abetted a breach of fiduciary duty by certain officers and directors of MF Global. The class complaint also alleges that CME Group aided and abetted CME's violation of the CEA. The complaint does not allege the amount of damages sought, but rather seeks compensatory and exemplary damages to be determined at trial. Based on the initial analysis of the class complaint, the company believes that it has strong legal and factual defenses to the claims. Given that this matter is in the very early stage, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible loss in the unlikely event it was found to be liable in this matter.
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
At June 30, 2013 and December 31, 2012, the company had accrued $13.3 million and $13.2 million, respectively, for legal and regulatory matters that were probable and estimable.
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
7. Guarantees
Clearing House Contract Settlement. CME and CME Clearing Europe Limited (CMECE) mark-to-market open positions for most products at least twice a day. Based on values derived from the mark-to-market process, CME and CMECE require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market once daily, with the capability to mark-to-market more frequently as market conditions warrant. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME's and CMECE’s guarantee would be one half day of changes in fair value of all open positions, before considering CME's and CMECE’s ability to access defaulting clearing firms’ performance bond and guaranty fund balances as well as other available resources. During the first six months of 2013, CME and CMECE transferred an average of approximately $2.4 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME and CMECE reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2013.
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2013. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At June 30, 2013, CME was contingently liable to SGX on irrevocable letters of credit totaling $360.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm.
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
Family Farmer and Rancher Protection Fund. In April 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use CME Group agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2013.
8. Accumulated Other Comprehensive Income
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income, net of tax and after non-controlling interests:

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance at December 31, 2012	$256.7	$(32.4)	$(16.4)	$1.4	$209.3
Other comprehensive income before reclassifications	(115.0)	0.7	54.2	2.1	(58.0)
Amounts reclassified from accumulated other comprehensive income	—	1.0	0.9	—	1.9
Net current-period other comprehensive income	(115.0)	1.7	55.1	2.1	(56.1)
Balance at June 30, 2013	$141.7	$(30.7)	$38.7	$3.5	$153.2

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
Balance at December 31, 2011	$148.4	$(26.1)	$(1.2)	$(9.5)	$111.6
Other comprehensive income before reclassifications	(10.0)	0.3	—	(0.3)	(10.0)
Amounts reclassified from accumulated other comprehensive income	—	0.8	0.2	11.7	12.7
Net current-period other comprehensive income	(10.0)	1.1	0.2	11.4	2.7
Balance at June 30, 2012	$138.4	$(25.0)	$(1.0)	$1.9	$114.3
In the second quarter of 2012, the company recognized an $18.4 million foreign currency translation loss related to the sale of Credit Market Analysis Ltd. (CMA) within other non-operating income (expense).

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
In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. Level 1 assets generally include U.S. Treasury securities and investments in publicly traded mutual funds with quoted market prices. If quoted prices are not available to determine fair value, the company uses other inputs that are directly observable.
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
The company determined the fair value of its contingent consideration liabilities, considered level 3 liabilities, using a discounted cash flow model to calculate the present value of future payouts. The liabilities were included in level 3 because management used significant unobservable inputs, including a discount rate of 20% and probability of payout ranging from 91% to 100%. Significant increases or decreases in any of those inputs in isolation would result in a significantly higher or lower fair value.
Financial assets and liabilities recorded in the consolidated balance sheet as of June 30, 2013 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	June 30, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$18.3	$—	$—	$18.3
Mutual funds	42.6	—	—	42.6
Asset-backed securities	—	0.4	—	0.4
Total Marketable Securities	60.9	0.4	—	61.3
Equity investments	599.5	—	—	599.5
Interest rate swap contracts	—	84.3	—	84.3
Total Assets at Fair Value	$660.4	$84.7	$—	$745.1

Liabilities at Fair Value:
Contingent consideration	—	—	5.8	5.8
Total Liabilities at Fair Value	$—	$—	$5.8	$5.8
There were no transfers of assets between level 1 and level 2 during the first six months of 2013. The following is a reconciliation of liabilities valued at fair value on a recurring basis using significant unobservable inputs (level 3) during the first six months of 2013. There were no assets classified as level 3 during the first six months of 2013.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2012	$12.6
Unrealized changes in fair value:
Included in other expenses	0.5
Settlements	(7.3)
Fair value of liability at June 30, 2013	$5.8

There were no assets or liabilities valued at fair value on a nonrecurring basis using significant unobservable inputs (level 3) during the first six months of 2013.
10. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to CME Group by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Anti-dilutive stock options and restricted stock awards were as follows for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Stock options	1,627	5,184	1,647	5,184
Restricted stock awards	—	12	—	28
Total	1,627	5,196	1,647	5,212
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income Attributable to CME Group (in millions)	$311.2	$244.9	$547.0	$511.5
Weighted Average Number of Common Shares (in thousands):
Basic	332,341	331,078	332,148	330,946
Effect of stock options and restricted stock awards	1,732	1,084	1,591	1,063
Diluted	334,073	332,162	333,739	332,009
Earnings per Common Share Attributable to CME Group:
Basic	$0.94	$0.74	$1.65	$1.55
Diluted	0.93	0.74	1.64	1.54
11. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure except for the following:
In August 2013, the company repaid the $750.0 million fixed rate notes due August 2013.

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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2013	2012	Change	2013	2012	Change
Total revenues	$816.1	$795.9	3%	$1,534.7	$1,570.5	(2)%
Total expenses	308.3	326.7	(6)	621.4	650.1	(4)
Operating margin	62%	59%		60%	59%
Non-operating income (expense)	$(0.3)	$41.5	(101)	$(18.2)	$23.7	(177)
Effective tax rate	39%	50%		39%	45%
Net income attributable to CME Group	$311.2	$244.9	27	$547.0	$511.5	7
Diluted earnings per common share attributable to CME Group	0.93	0.74	26	1.64	1.54	6
Cash flows from operating activities				768.8	657.8	17

•
In the second quarter of 2013 compared with the same period in 2012, the overall increase in revenues was attributable to an increase in clearing and transaction fees resulting from higher contract volumes. The increase was partially offset by a decline in market data and information services revenue resulting from the de-consolidation of our index business that was contributed to S&P/Dow Jones Indices LLC (S&P/DJI), a new business venture with The McGraw-Hill Companies Inc. (McGraw), and the sale of Credit Market Analysis Ltd. (CMA) to McGraw. The overall decrease in revenues in the first six months of 2013 when compared with the same period in 2012 resulted from a decline in market data and information services revenue due to the de-consolidation of our index business and the sale of CMA partially offset by an increase in clearing and transaction fees revenue resulting from higher contract volumes.

•
The overall decreases in expenses in the second quarter and first six months of 2013 when compared with the same periods in 2012 were largely due to the declines in expenses resulting from the de-consolidation of our index business contributed to S&P/DJI and the sale of CMA. The overall decrease in expenses in the first six months of 2013 was partially offset by an increase in currency fluctuation losses resulting from unfavorable changes in exchange rates on certain foreign cash balances. Additionally, an increase in bonus expense related to improved performance relative to our cash earnings target partially offset the decrease in overall expenses in the second quarter and first six months of 2013.

•
The declines in non-operating income in the second quarter and first six months of 2013 when compared with the same periods in 2012 were attributable to the gain recognized in the second quarter of 2012 related to the de-consolidation of our index business that was contributed to S&P/DJI and the sale of CMA to McGraw. The declines in non-operating income were partially offset by the increase in income from our investment in S&P/DJI.

•
The decrease in the effective tax rate in the second quarter and first six months of 2013 was due to the establishment of deferred tax liabilities associated with the closing of our venture with McGraw in the second quarter of 2012. The decrease was partially offset by non-recurring reductions to tax expense in the second quarter of 2012 related to the closing of the business venture and the sale of CMA.

•
The increase in cash flows from operating activities in the first six months of 2013 when compared with the same period in 2012 was due to an increase in cash collateral on hand related to our forward-starting interest rate swap contract.

Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	Change	2013	2012	Change
Clearing and transaction fees	$692.5	$643.6	8%	$1,285.7	$1,264.7	2%
Market data and information services	79.4	110.8	(28)	160.3	225.0	(29)
Access and communication fees	20.6	22.6	(9)	42.1	42.3	—
Other	23.6	18.9	24	46.6	38.5	21
Total Revenues	$816.1	$795.9	3	$1,534.7	$1,570.5	(2)
Clearing and Transaction Fees
The following table summarizes our total contract volume, revenue and average rate per contract. Total volume includes contracts that are traded on our exchange and cleared through our clearing house as well as cleared-only CME ClearPort contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fees revenue by total contract volume. All amounts in the following tables exclude our CME credit default swap, CME interest rate swap and all CME Clearing Europe contracts.

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Total contract volume (in millions)	916.7	792.1	16%	1,667.2	1,555.1	7%
Clearing and transaction fees (in millions)	$685.6	$642.9	7	$1,275.6	$1,262.1	1
Average rate per contract	$0.748	$0.812	(8)	$0.765	$0.812	(6)
We estimate the following increases (decreases) in clearing and transaction fees based on changes in total contract volume and changes in average rate per contract during the second quarter and first six months of 2013 when compared with the same periods in 2012.

(in millions)	Quarter Ended	Six Months Ended
Increases due to changes in total contract volume	$93.2	$85.8
Decreases due to changes in average rate per contract	(50.5)	(72.3)
Increases in clearing and transaction fees	$42.7	$13.5
Average rate per contract is impacted by our rate structure, including volume-based incentives; product mix; trading venue, and the percentage of volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the changes in revenue attributable to changes in each is only an approximation.
Overall clearing and transaction fees revenues include revenues from our cleared-only CME interest rate swap and credit default swap contracts. In the second quarter and first six months of 2013 when compared with the same periods of 2012, clearing and transaction fees generated from our CME cleared over-the-counter interest rate and credit default swap contracts increased by $5.8 million and $7.1 million, respectively. The increases in revenues were largely attributable to the first and second phases of the over-the-counter clearing mandate required by the Dodd-Frank Wall Street Reform and Consumer Protection Act in March and June 2013.

Contract Volume
The following table summarizes average daily contract volume. Contract volume can be influenced by many factors, including political and economic factors, the regulatory environment and market competition.  The overall increases in contract volume in the second quarter and first six months of 2013 when compared with the same periods of 2012 were largely attributable to higher interest rate contract volume in May and June 2013 resulting from changing market expectations regarding the Federal Reserve's continued zero interest rate policy and its intention to exit the quantitative easing strategy. Average daily contract volume amounts exclude our CME credit default swap, CME interest rate swap and all CME Clearing Europe contracts.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2013	2012	Change	2013	2012	Change
Average Daily Volume by Product Line:
Interest rate	6,828	5,136	33%	6,261	5,371	17%
Equity	3,079	2,919	5	2,851	2,658	7
Foreign exchange	1,042	920	13	1,027	884	16
Agricultural commodity (1)	1,107	1,288	(14)	1,107	1,205	(8)
Energy	1,796	1,741	3	1,764	1,846	(4)
Metal	471	372	27	435	378	15
Aggregate average daily volume	14,323	12,376	16	13,445	12,342	9
Average Daily Volume by Venue:
Electronic	12,459	10,595	18	11,721	10,389	13
Open outcry	1,134	1,109	2	1,014	1,227	(17)
Privately negotiated	303	238	27	289	233	24
Total exchange-traded volume	13,896	11,942	16	13,024	11,849	10
Total CME ClearPort	427	434	(2)	421	493	(15)
Aggregate average daily volume	14,323	12,376	16	13,445	12,342	9
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2013	2012	Change	2013	2012	Change
Eurodollar futures and options:
Front 8 futures	1,315	1,196	10%	1,210	1,270	(5)%
Back 32 futures	1,035	543	91	890	611	46
Options	608	577	5	507	692	(27)
U.S. Treasury futures and options:
10-Year	1,921	1,413	36	1,811	1,383	31
5-Year	921	569	62	868	597	45
Treasury bond	582	481	21	546	452	21
2-Year	270	225	20	268	231	16
Overall interest rate contract volumes increased in the second quarter and first six months of 2013 when compared with the same periods in 2012 largely due to periods of high short-term and long-term interest rate volatility in May and June 2013. The high interest rate volatility was attributable to a change in market expectations regarding the Federal Reserve's intention to revisit their quantitative easing strategy and to outline an exit strategy from their plan as well as a change in expectations regarding the Federal Reserve's continued zero interest rate policy. Overall interest rate contract volume averaged 8.6 million contracts per day in June 2013.

Short-term interest rate volatility remained low in early 2013 compared with prior periods due to the Federal Reserve's ongoing quantitative easing and zero interest rate policy. The low short-term interest rate volatility contributed to a decline in short-term interest rate contracts, including the Eurodollar Front 8 and Eurodollar option contracts, in the first six months of 2013 when compared with the same period in 2012. The decline in volume in early 2013 was partially offset by an increase in volume due to high volatility in the second quarter of 2013.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2013	2012	Change	2013	2012	Change
E-mini S&P futures and options	2,469	2,310	7%	2,298	2,111	9%
E-mini NASDAQ futures and options	256	288	(11)	244	258	(6)
The increases in equity contract volumes in the second quarter and first six months of 2013 when compared with the same periods in 2012 were due to short periods of volatility. We believe the high volatility was caused by the Federal Reserve's intention to revisit their quantitative easing strategy. We believe the increases in overall equity contract volumes in the second quarter and first six months of 2013 were also due to a greater need for equity futures and options contracts resulting from an increase in assets under management in equity-based funds.
In general, equity products such as the E-mini NASDAQ contracts that hedge market risks different than those of the E-mini S&P 500, our most liquid equity product, do not tend to benefit from macro-level events or increased volatility to the same extent.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2013	2012	Change	2013	2012	Change
Euro	296	319	(7)%	314	313	—%
Japanese yen	243	92	163	229	96	137
British pound	129	113	14	135	107	26
Australian dollar	145	151	(4)	126	142	(12)
Canadian dollar	85	107	(21)	84	98	(15)
The overall increases in foreign exchange contract volume in the second quarter and first six months of 2013 when compared with the same periods in 2012 were largely due to higher volatility in the Japanese yen resulting from reduced efforts by the Japanese central bank to control yen exchange rates. Additionally, increased volatility and economic uncertainty within Great Britain in early 2013 contributed to the overall increase in British pound contract volume. As volatility returned to the Japanese and British markets, market participants shifted their focus from safe haven currencies, such as the Australian and Canadian dollars, to the Japanese and British markets.
The decrease in the euro contract volume in the second quarter of 2013 when compared with the same period in 2012 was due to lower volatility in early 2013 when compared with previous periods. Volatility was higher in 2012 due to concerns related to the European credit crisis.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2013	2012	Change	2013	2012	Change
Corn	371	449	(17)%	365	433	(16)%
Soybean	237	308	(23)	240	280	(14)
Wheat	157	155	2	158	140	13
Soybean oil	108	132	(18)	106	118	(10)

Total agricultural commodity contract volumes declined in the second quarter and first six months of 2013 when compared with the same periods in 2012. Overall contract volumes decreased as a result of lower price volatility in mid-2013 resulting from fewer weather-related events in 2013. High volatility in mid-2012 resulted from severe drought conditions in the Midwest, which impacted agricultural supply levels. The overall decreases in agricultural commodity volumes were offset by incremental wheat contract volumes resulting from the addition of KCBT's hard red winter wheat contract.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2013	2012	Change	2013	2012	Change
Crude oil	847	748	13%	799	791	1%
Natural gas	559	625	(11)	577	679	(15)
Refined products	302	324	(7)	315	325	(3)
Energy contract volume increased in the second quarter of 2013 when compared with the same period in 2012 due to an increase in crude oil product volume resulting from improvements in infrastructure, which resulted in tightening spreads between the West Texas Intermediate (WTI) and Brent crude oil contracts.
The decrease in the first six months of 2013 when compared with the same period in 2012 was largely due to a decline in natural gas contract volume resulting from lower weather-related volatility in early 2013. Crude oil contract volume remained relatively flat in first six months of 2013 when compared with the same period in 2012. The impact from infrastructure improvements and the tightening spreads between the WTI and Brent crude oil contracts in the second quarter of 2013 was offset by the impact of periods of low volatility in the first quarter of 2013 resulting from less supply uncertainty than in previous quarters.
We believe that revisions to our trading volume incentives program also contributed to increases in crude oil contract volumes in the second quarter and first six months of 2013 when compared with the same periods in 2012.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2013	2012	Change	2013	2012	Change
Gold	277	214	30%	262	229	14%
Copper	89	79	13	78	71	9
Silver	83	64	29	72	63	13
Total metal contract volumes increased in the second quarter and first six months of 2013 when compared with the same periods in 2012. The increases in gold and silver contract volumes were driven by short periods of high price volatility caused by improved macroeconomic data in 2013. The increase in copper contract volumes in the second quarter and first six months of 2013 when compared with the same periods in 2012 was due to increased volatility related to a downturn in the Asian economies.
Average Rate per Contract
The average rate per contract decreased in the second quarter and first six months of 2013 when compared with the same periods in 2012 due to a shift in the relative mix of product volume. In the second quarter of 2013, interest rate product volumes, when measured as a percentage of total volume, increased by 6% while agricultural commodity products decreased by 3%, equity product volume decreased by 2%, and energy product volumes decreased by 1% when compared with the same period in 2012. In the first six months of 2013, interest rate product volumes, when measured as a percentage of total volume, increased 3%, while agricultural commodity and energy product volumes decreased by 2% each when compared with the same period in 2012. In addition, the decreases in average rate per contract in the second quarter and first six months of 2013 when compared with the same periods in 2012 resulted from increases in incentives and discounts on our energy contracts.

Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 11% and one firm represented 10% of our clearing and transaction fees revenue in the first six months of 2013. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The decreases in market data and information services revenues in the second quarter and first six months of 2013, when compared with the same periods in 2012, were attributable to the contribution of the index business to S&P/DJI and the sale of CMA in the second quarter of 2012, which resulted in decreases in revenues of $25.3 million and $52.7 million, respectively. The index business contributed to S&P/DJI consisted of assets that generated market data revenues. CMA was sold to McGraw as part of that transaction. In addition, the decreases in revenues in the second quarter and first six months of 2013 were due to declines in market data subscriber counts resulting from continued cost-cutting initiatives at customer firms as well as ongoing incentives.
The two largest resellers of our market data represented approximately 52% of our market data and information services revenue in the first six months of 2013. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the second quarter and first six months of 2013 when compared with the same periods in 2012, the increases in other revenues were attributable to $5.1 million of proceeds from business interruption insurance resulting from Hurricane Sandy, which we received in the second quarter of 2013. In the first six months of 2013, the increase in other revenues was also attributable to $8.8 million of revenue recognized upon delivery of services under our technology agreement with BM&FBOVESPA S.A. (BM&FBOVESPA) in the first quarter of 2013. The increase in other revenues in the first six months of 2013 was partially offset by a $6.7 million decrease in rental income resulting from our sale of two CBOT buildings in April 2012.
Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	Change	2013	2012	Change
Compensation and benefits	$128.9	$131.1	(2)%	$258.3	$266.2	(3)%
Communications	8.6	10.7	(20)	17.5	21.0	(16)
Technology support services	13.8	12.1	14	26.2	24.9	5
Professional fees and outside services	27.9	40.3	(31)	49.8	72.5	(31)
Amortization of purchased intangibles	25.9	31.3	(17)	51.8	64.1	(19)
Depreciation and amortization	33.2	33.6	(1)	65.8	68.5	(4)
Occupancy and building operations	19.0	18.7	1	37.5	39.0	(4)
Licensing and other fee agreements	26.9	23.3	16	48.1	44.0	9
Other	24.1	25.6	(5)	66.4	49.9	33
Total Expenses	$308.3	$326.7	(6)	$621.4	$650.1	(4)

Operating expenses decreased by $18.4 million and $28.7 million in the second quarter and first six months of 2013 when compared with the same periods in 2012. The following table shows the estimated impact of key factors resulting in the changes in operating expenses:

	Quarter Ended, June 30, 2013		Six Months Ended, June 30, 2013
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
DJI asset group contribution and CMA sale	$(27.8)	(9)%	$(46.2)	(7)%
Stock-based compensation	(7.2)	(2)	(9.1)	(1)
Employee separation costs	(4.6)	(1)	(7.0)	(1)
Licensing and other fee agreements	4.1	1	5.4	1
Salaries, benefits and employer taxes	6.9	2	10.7	2
Net losses (gains) on foreign currency fluctuation	(2.6)	(1)	11.1	2
Bonus expense	9.9	3	14.0	2
Other expenses, net	2.9	1	(7.6)	(2)
Total decrease	$(18.4)	(6)%	$(28.7)	(4)%
Operating expenses decreased in the second quarter and first six months of 2013 when compared with the same periods in 2012 largely due to the contribution of the DJI asset group and the sale of CMA. The transaction with McGraw contributed to an overall reduction in expenses, including compensation and benefits, professional fees and outside services and amortization of purchased intangibles.
Stock-based compensation decreased in the second quarter and first six months of 2013 when compared with the same periods in 2012 due to accelerated vesting of stock-based compensation associated with the transition of the former CEO of CME Group in 2012. This expense would have been recognized by the end of 2012. The decrease in stock-based compensation was also due to the impact of a lower grant in September 2012 compared with the grant in September 2011.
A decline in employee separation costs contributed to lower expenses in the second quarter and first six months of 2013 when compared with the same periods in 2012. Additionally, our voluntary exit incentive plan announced in the second quarter of 2012 resulted in a decrease in expenses for the second quarter and first six months of 2013 when compared with the same periods in 2012.
The overall decreases in operating expenses in the second quarter and first six months of 2013 when compared with the same periods in 2012 were partially offset by increases in license and other fee agreements expenses resulting from higher equity product volumes. Additionally, expenses increased as a result of fees paid to S&P/DJI in connection with a licensing agreement amended in the second quarter of 2012.
Salary increases and rising healthcare costs contributed to a rise in salaries, benefits and employer taxes. An increase in average headcount due to efforts to globalize our business also contributed to increases in expenses in the second quarter and first six months of 2013 when compared with the same periods in 2012.
In addition, expenses increased in the first six months of 2013 when compared with the same period in 2012 due to higher foreign currency fluctuation losses resulting from unfavorable changes in exchange rates on British pound cash balances. Favorable changes in the second quarter of 2013 resulted in a net gain on foreign currency fluctuation in the second quarter of 2013 when compared with the same period in 2012.
Bonus expense increased in the second quarter and first six months of 2013 when compared with the same periods in 2012 due to improved performance relative to our cash earnings target in 2013 when compared with 2012 performance relative to our 2012 cash earnings target.

Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	Change	2013	2012	Change
Investment income	$18.7	$6.1	n.m.	$22.3	$18.2	22%
Interest and other borrowing costs	(39.2)	(28.9)	35	(78.2)	(58.0)	35
Equity in net gains (losses) of unconsolidated subsidiaries	20.2	(0.9)	n.m.	37.7	(1.7)	n.m.
Other non-operating income (expense)	—	65.2	n.m.	—	65.2	n.m.
Total Non-Operating	$(0.3)	$41.5	(101)	$(18.2)	$23.7	(177)
n.m. not meaningful
The increases in investment income during the second quarter and first six months of 2013 when compared with the same periods in 2012 were due to increases in dividend income from our investment in BM&FBOVESPA. BM&FBOVESPA declared their first quarter dividend in both February 2012 and 2013. However, the ex-dividend date, which is the basis for revenue recognition, was in the first quarter of 2012 for the 2012 dividend and in the second quarter of 2013 for the 2013 dividend.
The following table shows the key impacts in the overall increases in interest expense in the second quarter and first six months of 2013 when compared with the same periods in 2012:

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Weighted average borrowings outstanding (in millions)	$2,862.5	$2,112.5	$750.0	$2,862.5	$2,112.5	$750.0
Weighted average effective yield	4.76%	5.27%	(0.51)%	4.78%	5.27%	(0.49)%
Average cost of borrowings (1)	5.48	5.52	(0.04)	5.50	5.52	(0.02)

(1)	Average cost of borrowings includes interest, the effective portion of interest rate hedges, commitment fees, discount accretion and debt issuance costs.
In September 2012, we issued $750.0 million of 3.0% fixed rate notes due September 2022, which contributed to increases in weighted average borrowings outstanding and decreases in weighted average effective yield in the second quarter and first six months of 2013 when compared with the same periods in 2012. Average cost of borrowings remained flat in the second quarter and first six months of 2013 when compared with the same periods in 2012. The impact of the September 2012 issuance on the average cost of borrowings was offset by higher commitment fees resulting from an increase in our line of credit facilities in the fourth quarter of 2012.
In the second quarter and first six months of 2013, we recognized income from our S&P/DJI investment, which contributed to increases in equity in net gains (losses) of unconsolidated subsidiaries, when compared with the same periods in 2012.
In the second quarter of 2012, we recognized a net gain of $65.2 million related to the contribution of the DJI asset group and the sale of CMA.
Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2013	2012	Change
Quarter Ended June 30	38.7%	50.4%	(11.7)%
Six Months Ended June 30	38.7	45.0	(6.3)
In the second quarter of 2012, we established deferred tax liabilities associated with the closing of our business venture with McGraw, which resulted in a $132.0 million decrease in our income tax provision in the second quarter and first six months of 2013 when compared with the same periods in 2012. The decrease in the effective tax rate in the second quarter and first six months of 2013 was partially offset by non-recurring reductions to tax expense of $36.7 million in the second quarter of 2012 related to the closing of the business venture as well as the sale of CMA.

Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities in the first six months of 2013 increased compared with net cash provided by operating activities in the first six months of 2012. The increase was attributable to higher cash collateral on hand related to our forward-starting interest rate swap contract. Net cash used in investing activities increased in the first six months of 2013 when compared with the same period of 2012 due to the proceeds from the sale of our building property in April 2012. Cash used in financing activities was lower in the first six months of 2013 when compared with the same period in 2012. The decrease was attributable to lower cash dividends in the first six months of 2013 when compared with the same period in 2012. The annual variable dividend from 2011 operations was paid in the first quarter of 2012. The annual variable dividend from 2012 operations was accelerated to the fourth quarter of 2012 due to uncertainty surrounding dividend income tax treatment beginning in 2013. The decrease in net cash used in financing was offset by our purchase of the non-controlling interest in CME Group Index Holdings LLC in the second quarter of 2013.
Debt Instruments. The following table summarizes our debt outstanding as of June 30, 2013:

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
We maintain a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by our CME clearing house. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of U.S. Treasury securities, U.S. government agency securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At June 30, 2013, guaranty funds available to collateralize the facility totaled $4.9 billion. The line of credit provides for borrowings of up to $5.0 billion. We have the option to request an increase in the line from $5.0 billion to $7.0 billion, subject to the approval of participating banks. In addition to the 364-day multi-currency line of credit, we also have the option to use the $1.8 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default in certain circumstances.
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
At June 30, 2013, we have excess borrowing capacity for general corporate purposes of approximately $1.8 billion under our multi-currency revolving senior credit facility.
As of June 30, 2013, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At June 30, 2013, the letters of credit totaled $360.0 million.
The following table summarizes our credit ratings as of June 30, 2013:

	Short-Term	Long-Term
Rating Agency	Debt Rating	Debt Rating	Outlook
Standard & Poor’s	A1+	AA-	Stable
Moody’s Investors Service	P1	Aa3	Stable
In the second quarter of 2013, Standard & Poor’s Ratings Services affirmed its ratings for CME Group as AA- and revised their outlook to stable.
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
Liquidity and Cash Management. Cash and cash equivalents totaled $2.0 billion at June 30, 2013 and $1.6 billion at December 31, 2012. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
On August 7, 2013, CME Group’s board of directors declared a regular quarterly dividend of $0.45 per share payable on September 25, 2013 to the shareholders of record as of September 10, 2013.
During the six months ended June 30, 2013, cash performance bonds and security deposits increased from $6.6 billion to $14.3 billion, an increase of $7.7 billion. The increase in cash collateral was due to an increase in open interest as well as a change in clearing firm collateral preference.
Net current deferred tax assets of $34.1 million were included in other current assets at both June 30, 2013 and December 31, 2012. Total net current deferred tax assets are attributable to unrealized losses, stock-based compensation and accrued expenses.
Net long-term deferred tax liabilities were $7.2 billion and $7.4 billion at June 30, 2013 and December 31, 2012, respectively. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers including CBOT Holdings and NYMEX Holdings.
Valuation allowances of $47.1 million and $24.8 million have been provided at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, valuation allowances are related to domestic net operating losses, foreign net operating losses as well as basis differences on mark-to-market investments for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition. At December 31, 2012, valuation allowances related to domestic and foreign net operating losses for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.
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
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2012 except for the risks discussed below. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.
Foreign Currency Transaction Risk. We have foreign currency transaction risk related to British pounds cash deposits held at foreign subsidiaries that have a U.S. dollar functional currency. During the first six months of 2013, we recognized a $10.4 million net loss on foreign currency fluctuations related to unfavorable changes in exchange rates between the British pound and U.S. dollar. The exchange rate between the British pound and the U.S. dollar decreased from $1.62 per pound at December 31, 2012 to $1.52 per pound at June 30, 2013.

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
See “Legal and Regulatory Matters” in Note 6. Contingencies to the Consolidated Financial Statements for updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30	—	$—	—	$—
May 1 to May 31	62	64.13	—	—
June 1 to June 30	4,507	74.09	—	—
Total	4,569	$73.96	—

(1)	Shares purchased consist of an aggregate of 4,569 shares of Class A common stock surrendered in the second quarter of 2013 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

3.1	Tenth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on April 23, 2013, File No. 001-31553)

31.1	Section 302 Certification—Phupinder S. Gill

31.2	Section 302 Certification—James E. Parisi

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: August 8, 2013	By:	/s/ James E. Parisi
Chief Financial Officer & Senior Managing Director Finance and Corporate Development