Form 10-Q/A
period 2013-06-30
CME GROUP INC.
filed 2013-08-09
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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
EXPLANATORY NOTE:
This amendment on Form 10-Q/A (the Amendment) amends the Quarterly Report on Form 10-Q of CME Group Inc. for the quarter ended June 30, 2013, originally filed with the U.S. Securities and Exchange Commission on August 8, 2013.  The Amendment includes Exhibits 31.1, 31.2 and 32.1, which were not included in the original filing. The Amendment speaks as of the date of the original report and does not update or modify the disclosures therein in any way other than as described above.

 CME GROUP INC.
FORM 10-Q/A

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
Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our Web site does not constitute a part of this Quarterly Report on Form 10-Q/A.
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
Forward-Looking Statements
From time to time, in this Quarterly Report on Form 10-Q/A as well as in other written reports and verbal statements, we discuss our expectations regarding future performance. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “intend,” “may,” “plan,” “expect” and similar expressions, including references to assumptions. These forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management's beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:

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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2013 and Item 1A. of this Quarterly Report on Form 10-Q/A.

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
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q/A and in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
There have been no material updates to the Risk Factors disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2013. In addition to the other information contained in this Quarterly Report on Form 10-Q/A, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business in the future.

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

CME Group Inc. (Registrant)

Dated: August 9, 2013	By:	/s/ James E. Parisi
Chief Financial Officer & Senior Managing Director Finance and Corporate Development