Form 10-Q
period 2013-09-30
CME GROUP INC.
filed 2013-11-08
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 16, 2013 was as follows: 335,352,455 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$2,065.0	$1,604.7
Marketable securities	65.0	56.6
Accounts receivable, net of allowance of $1.5 and $0.8	311.9	267.5
Other current assets (includes $40.0 in restricted cash)	413.4	204.3
Cash performance bonds and guaranty fund contributions	16,192.8	6,584.8
Total current assets	19,048.1	8,717.9
Property, net of accumulated depreciation and amortization of $688.5 and $640.4	714.2	724.0
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,776.2	2,853.7
Goodwill	7,569.0	7,566.9
Other assets (includes $72.8 and $73.0 in restricted cash)	1,697.1	1,825.4
Total Assets	$48,979.9	$38,863.2

Liabilities and Equity
Current Liabilities:
Accounts payable	$41.0	$41.7
Short-term debt	749.7	749.7
Other current liabilities	229.7	240.7
Cash performance bonds and guaranty fund contributions	16,192.8	6,584.8
Total current liabilities	17,213.2	7,616.9
Long-term debt	2,107.0	2,106.8
Deferred income tax liabilities, net	7,306.5	7,413.3
Other liabilities	375.3	220.5
Total Liabilities	27,002.0	17,357.5

Redeemable non-controlling interest	—	80.8

CME Group Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of September 30, 2013 and December 31, 2012; none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized; 333,438 and 331,832 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	3.3	3.3
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,465.3	17,213.1
Retained earnings	4,326.5	3,993.4
Accumulated other comprehensive income (loss)	177.2	209.3
Total CME Group shareholders’ equity	21,972.3	21,419.1
Non-controlling interest	5.6	5.8
Total Equity	21,977.9	21,424.9
Total Liabilities and Equity	$48,979.9	$38,863.2

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Clearing and transaction fees	$597.9	$562.2	$1,883.6	$1,826.9
Market data and information services	78.6	82.8	238.9	307.8
Access and communication fees	20.3	23.2	62.4	65.5
Other	17.8	15.0	64.4	53.5
Total Revenues	714.6	683.2	2,249.3	2,253.7
Expenses
Compensation and benefits	134.0	117.5	392.3	383.7
Communications	9.2	9.8	26.7	30.8
Technology support services	13.4	11.8	39.6	36.7
Professional fees and outside services	35.6	26.7	85.4	99.2
Amortization of purchased intangibles	25.6	26.2	77.4	90.3
Depreciation and amortization	35.0	34.5	100.8	103.0
Occupancy and building operations	19.2	18.8	56.7	57.8
Licensing and other fee agreements	25.7	19.2	73.8	63.2
Other	16.4	22.7	82.8	72.6
Total Expenses	314.1	287.2	935.5	937.3
Operating Income	400.5	396.0	1,313.8	1,316.4

Non-Operating Income (Expense)
Investment income	12.6	13.1	34.9	31.3
Interest and other borrowing costs	(34.6)	(30.2)	(112.8)	(88.2)
Equity in net gains (losses) of unconsolidated subsidiaries	20.4	16.5	58.1	14.8
Other non-operating income (expense)	—	0.4	—	65.6
Total Non-Operating	(1.6)	(0.2)	(19.8)	23.5
Income before Income Taxes	398.9	395.8	1,294.0	1,339.9
Income tax provision	162.6	176.9	509.0	601.3
Net Income	236.3	218.9	785.0	738.6
Less: net income (loss) attributable to non-controlling interests	(0.4)	0.9	1.3	9.1
Net Income Attributable to CME Group	$236.7	$218.0	$783.7	$729.5

Earnings per Common Share Attributable to CME Group:
Basic	$0.71	$0.66	$2.36	$2.20
Diluted	0.71	0.66	2.35	2.20
Weighted Average Number of Common Shares:
Basic	332,763	331,377	332,355	331,091
Diluted	334,674	332,458	334,055	332,147
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$236.3	$218.9	$785.0	$738.6
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(18.0)	109.5	(138.9)	84.4
Reclassification of gain on sale of security	(0.7)	—	(0.7)	—
Income tax benefit (expense)	17.1	(73.9)	23.0	(58.8)
Investment securities, net	(1.6)	35.6	(116.6)	25.6
Defined benefit plans:
Net change in defined benefit plans arising during the period	(0.2)	—	0.9	0.5
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.8	0.7	2.3	1.9
Income tax benefit (expense)	(0.6)	(0.3)	(1.5)	(0.9)
Defined benefit plans, net	—	0.4	1.7	1.5
Derivative investments:
Net unrealized holding gains (losses) arising during the period	43.5	(54.4)	128.8	(54.4)
Amortization of effective portion of loss on cash flow hedges included in interest expense	0.5	0.2	1.9	0.4
Income tax benefit (expense)	(17.4)	19.8	(49.0)	19.8
Derivative investments, net	26.6	(34.4)	81.7	(34.2)
Foreign currency translation:
Foreign currency translation adjustments	(1.5)	5.9	1.7	5.5
Reclassification adjustment for loss included in net income	—	—	—	18.4
Income tax benefit (expense)	0.5	(2.1)	(0.6)	(8.7)
Foreign currency translation, net	(1.0)	3.8	1.1	15.2
Other comprehensive income, net of tax	24.0	5.4	(32.1)	8.1
Comprehensive income	260.3	224.3	752.9	746.7
Less: comprehensive income (loss) attributable to redeemable non-controlling interest	(0.4)	0.9	1.3	9.1
Comprehensive Income Attributable to CME Group	$260.7	$223.4	$751.6	$737.6
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2012	331,832	3	$17,216.4	$3,993.4	$209.3	$21,419.1	$5.8	$21,424.9
Net income attributable to CME Group and non-controlling interest				783.7		783.7	(0.2)	783.5
Other comprehensive income attributable to CME Group					(32.1)	(32.1)		(32.1)
Dividends on common stock of $1.35 per share				(450.6)		(450.6)		(450.6)
Tax benefits and gain related to Index Services non-controlling purchase			167.9			167.9		167.9
Exercise of stock options	1,155		53.6			53.6		53.6
Excess tax benefits from option exercises and restricted stock vesting			5.4			5.4		5.4
Vesting of issued restricted Class A common stock	415		(17.9)			(17.9)		(17.9)
Shares issued to Board of Directors	27		2.1			2.1		2.1
Shares issued under Employee Stock Purchase Plan	9		0.7			0.7		0.7
Stock-based compensation			40.4			40.4		40.4
Balance at September 30, 2013	333,438	3	$17,468.6	$4,326.5	$177.2	$21,972.3	$5.6	$21,977.9
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2011	330,653	3	$17,115.8	$4,324.6	$111.6	$21,552.0	$—	$21,552.0
Net income attributable to CME Group				729.5		729.5		729.5
Other comprehensive income attributable to CME Group					8.1	8.1		8.1
Dividends on common stock of $1.94 per share				(645.5)		(645.5)		(645.5)
Exercise of stock options	632		19.2			19.2		19.2
Excess tax benefits from option exercises and restricted stock vesting			3.7			3.7		3.7
Vesting of issued restricted Class A common stock	348		(9.8)			(9.8)		(9.8)
Shares issued to Board of Directors	40		2.1			2.1		2.1
Shares issued under Employee Stock Purchase Plan	13		0.7			0.7		0.7
Stock-based compensation			48.8			48.8		48.8
Balance at September 30, 2012	331,686	3	$17,180.5	$4,408.6	$119.7	$21,708.8	$—	$21,708.8
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$785.0	$738.6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	40.4	48.8
Amortization of purchased intangibles	77.4	90.3
Depreciation and amortization	100.8	103.0
Gain on contribution of Dow Jones Index business	—	(79.8)
Loss on sale of Credit Market Analysis Ltd.	—	19.9
Equity in net (gains) losses of unconsolidated subsidiaries	(58.1)	(14.8)
Deferred income taxes	45.1	67.6
Change in:
Accounts receivable	(45.0)	(32.4)
Other current assets	6.9	(36.1)
Other assets	29.9	(19.2)
Accounts payable	(0.7)	14.0
Income taxes payable	(85.9)	23.3
Other current liabilities	(8.7)	(41.7)
Other liabilities	4.3	12.0
Other	7.2	3.7
Net Cash Provided by Operating Activities	898.6	897.2

Cash Flows from Investing Activities
Proceeds from maturities and sale of available-for-sale marketable securities	27.5	15.4
Purchases of available-for-sale marketable securities	(27.6)	(23.5)
Purchases of property	(94.7)	(103.9)
Proceeds from sale of building property	—	151.5
Proceeds from sale of Credit Market Analysis Ltd., net of cash sold with business	—	42.4
Investment in business ventures	—	(107.1)
Settlement of derivative related to debt issuance	127.8	(24.4)
Net Cash Provided by (Used in) Investing Activities	33.0	(49.6)

Cash Flows from Financing Activities
Proceeds from other borrowings, net of issuance costs	748.7	747.7
Repayment of other borrowings	(750.0)	—
Cash dividends	(449.6)	(644.3)
Purchase of non-controlling interest in CME Group Index Holdings LLC	(80.0)	—
Proceeds from exercise of stock options	53.6	19.2
Excess tax benefits related to employee option exercises and restricted stock vesting	5.4	3.7
Other	0.6	0.7
Net Cash (Used in) Provided by Financing Activities	(471.3)	127.0

Net change in cash and cash equivalents	460.3	974.6
Cash and cash equivalents, beginning of period	1,604.7	1,042.3
Cash and Cash Equivalents, End of Period	$2,065.0	$2,016.9

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$534.6	$517.1
Interest paid	133.4	110.6
Non-cash investing activities:
Investment in S&P/Dow Jones Indices LLC	—	878.4
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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2013 and December 31, 2012 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (SEC) on February 28, 2013.
2. Intangible Assets
Intangible assets consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(539.2)	$2,299.6	$2,838.8	$(467.4)	$2,371.4
Lease-related intangibles	25.4	(9.6)	15.8	25.4	(8.2)	17.2
Technology-related intellectual property	29.4	(18.6)	10.8	29.4	(14.4)	15.0
Trade name	0.2	(0.2)	—	0.2	(0.1)	0.1
Total amortizable intangible assets	$2,893.8	$(567.6)	2,326.2	$2,893.8	$(490.1)	2,403.7

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,776.2			$2,853.7
Trading products(1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $25.6 million and $26.2 million for the quarters ended September 30, 2013 and 2012, respectively. Total amortization expense for intangible assets was $77.4 million and $90.3 million for the first nine months of 2013 and 2012, respectively. As of September 30, 2013, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2013	$25.3
2014	101.5
2015	101.3
2016	97.9
2017	97.3
2018	96.5
Thereafter	1,806.4
3. Debt
On September 9, 2013, CME Group completed an offering of $750.0 million of 5.30% fixed rate notes due September 2043. CME Group intends to use the net proceeds from the offering, together with cash on hand, to retire its outstanding 5.75% notes due February 2014 upon maturity.
Short-term debt consisted of the following at September 30, 2013 and December 31, 2012:

(in millions)	September 30, 2013	December 31, 2012
$750.0 million fixed rate notes due August 2013, stated rate of 5.40%	$—	$749.7
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	749.7	—
Total short-term debt	$749.7	$749.7
Long-term debt consisted of the following at September 30, 2013 and December 31, 2012:

(in millions)	September 30, 2013	December 31, 2012
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	$—	$749.0
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%(1)	610.4	610.1
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (2)	747.9	747.7
$750.0 million fixed rates notes due September 2043, stated rate of 5.30% (3)	748.7	—
Total long-term debt	$2,107.0	$2,106.8

(1)
In February 2010, CME Group entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.46%.

(2)
In August 2012, CME Group entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.

(3)
In August 2012, CME Group entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.73%

Long-term debt maturities, at par value, were as follows as of September 30, 2013:

(in millions)	Par Value
2014	$—
2015	—
2016	—
2017	—
2018	612.5
Thereafter	1,500.0

The fair values of the fixed rate notes due 2014, 2022 and 2043 were estimated using quoted market prices and are considered level 2 liabilities under the classification hierarchy for fair value measurements. The fair value of the fixed rate notes due 2018, which is considered a level 3 liability, was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. For further information on the three-level classification hierarchy of fair value measurements, see note 8. At September 30, 2013, the fair values of the fixed rate notes by maturity date were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	$764.0
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%	655.0
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	721.0
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	784.2
4. Derivative Investments
The company mitigates certain financial exposures to interest rate risk through the use of derivative financial instruments as part of its risk management program. All derivatives have been designated as cash flow hedges.
In August 2012, CME Group entered into two forward-starting interest rate swap contracts, with an aggregate notional value of $1.5 billion, to hedge the risk of changes in underlying benchmark interest rates associated with the expected issuances of fixed-rate debt. One of these swap contracts was settled in conjunction with the issuance of fixed rate debt in September 2012. The other swap contract was settled in conjunction with the issuance of the fixed rate debt in September 2013. The hedges were considered highly effective. The effective portion is included in other comprehensive income and is being amortized over the term of the debt.
The fair value and location of outstanding derivative instruments in the consolidated balance sheets as of September 30, 2013 and December 31, 2012 were as follows:

		Fair Value
(in millions)	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest rate contract	Other liabilities	$—	$(1.0)
The effect of derivative instruments on the consolidated statements of income as well as accumulated other comprehensive income (OCI) within the consolidated statements of comprehensive income and consolidated statements of shareholders' equity for the nine months ended September 30, 2013 and 2012 were as follows.

	Gains (Losses) Recognized in OCI (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI (Effective Portion)			Gains (Losses) Recognized in Income (Ineffective Portion)
(in millions)	2013	2012	Location	2013	2012	Location	2013	2012
Interest rate contracts	$128.8	$(54.4)	Interest and other borrowing costs	$(1.9)	$(0.4)	Gains (losses) on derivative investments	$—	$—
At September 30, 2013, the company expects to reclassify $1.4 million of net gains on derivative instruments from accumulated other comprehensive income to net income as a net reduction in interest expense during the next twelve months.
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
In 2009, CME and CBOT filed a complaint against Howard Garber in the Northern District of Illinois seeking a declaratory judgment that neither CME nor CBOT infringed the Garber patent, which relates to electronic market makers, and that the patent is invalid and unenforceable. The Technology Research Group (TRG) was substituted for Mr. Garber in 2009 and TRG filed counterclaims alleging patent infringement and other related claims. In 2011, the case was dismissed with the right to reinstate pending the outcome of a reexamination by the USPTO. In August and October 2013, the USPTO issued actions resulting in the rejection of all TRG’s claims completing the reexamination process.  TRG may appeal the decision of the USPTO.  Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
In 2009, Realtime Data LLC (Realtime) filed a complaint against CME Group and other exchanges in the Eastern District of Texas alleging willful infringement of four patents relating to the company's market data and information services, which was later amended to add CBOT and NYMEX as defendants. Subsequently, two additional lawsuits have been filed each adding a claim for the infringement of an additional patent. Both of these lawsuits have been consolidated with the original action. Realtime is seeking a permanent injunction, enhanced damages, attorneys' fees and costs.  In 2011, the case was transferred to the Southern District of New York.  Two of the original four patents were dropped from the case by Realtime.  In 2012, the court entered judgment in CME's favor based on invalidity and non-infringement, which is being appealed.  The USPTO conducted a parallel review of the four patents and in November 2013 ruled that the claims against CME were invalid. The decision of the USPTO is subject to appeal. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
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
A number of lawsuits were filed in federal court in New York on behalf of all commodity account holders or customers of MF Global who had not received a return of 100% of their funds. These matters have been consolidated into a single action in federal court in New York, and a consolidated amended class action complaint was filed on November 5, 2012. On November 6, 2013, CME announced that it has reached an agreement in principle to resolve the class action litigation. In an agreement between the trustee and CME, CME will be allowed to assert a $29.0 million claim against MF Global based on expenses incurred by CME as a result of MF Global’s bankruptcy. In a separate agreement between CME and the customer representatives, CME has agreed to deliver $14.5 million, one-half of the distribution that it will receive from the trustee, to the customer representatives for distribution to MF Global’s former customers. The agreements are subject to court approval before they can become effective.
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
At September 30, 2013 and December 31, 2012, the company had accrued $13.3 million and $13.2 million, respectively, for legal and regulatory matters that were probable and estimable.
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
6. Guarantees
Clearing House Contract Settlement. CME and CME Clearing Europe Limited (CMECE) mark-to-market open positions for most products at least twice a day. Based on values derived from the mark-to-market process, CME and CMECE require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market once daily, with the capability to mark-to-market more frequently as market conditions warrant. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to CME's and CMECE’s guarantee would be one half day of changes in fair value of all open positions, before considering CME's and CMECE’s ability to access defaulting clearing firms’ performance bond and guaranty fund balances as well as other available resources. During the first nine months of 2013, CME and CMECE transferred an average of approximately $2.4 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME and CMECE reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and, therefore, has not recorded any liability at September 30, 2013.
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2014. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At September 30, 2013, CME was contingently liable to SGX on irrevocable letters of credit totaling $360.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm.
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
Family Farmer and Rancher Protection Fund. In April 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use CME Group agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and, therefore, has not recorded any liability at September 30, 2013.

7. Accumulated Other Comprehensive Income
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2012	$256.7	$(32.4)	$(16.4)	$1.4	$209.3
Other comprehensive income before reclassifications	(138.9)	0.9	128.8	1.7	(7.5)
Amounts reclassified from accumulated other comprehensive income	(0.7)	2.3	1.9	—	3.5
Income tax benefit (expense)	23.0	(1.5)	(49.0)	(0.6)	(28.1)
Net current period other comprehensive income	(116.6)	1.7	81.7	1.1	(32.1)
Balance at September 30, 2013	$140.1	$(30.7)	$65.3	$2.5	$177.2

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2011	$148.4	$(26.1)	$(1.2)	$(9.5)	$111.6
Other comprehensive income before reclassifications	84.4	0.5	(54.4)	5.5	36.0
Amounts reclassified from accumulated other comprehensive income (1)	—	1.9	0.4	18.4	20.7
Income tax benefit (expense)	(58.8)	(0.9)	19.8	(8.7)	(48.6)
Net current period other comprehensive income	25.6	1.5	(34.2)	15.2	8.1
Balance at September 30, 2012	$174.0	$(24.6)	$(35.4)	$5.7	$119.7
(1) In the second quarter of 2012, the company recognized an $18.4 million foreign currency translation loss related to the sale of Credit Market Analysis Ltd. (CMA) within other non-operating income (expense).
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
Assets included in level 2 generally consist of asset-backed securities. Asset-backed securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs, such as maturity dates, interest rates and credit ratings.
The company determined the fair value of its contingent consideration liabilities, considered level 3 liabilities, using a discounted cash flow model to calculate the present value of future payouts. The liabilities were included in level 3 because management used significant unobservable inputs, including a discount rate of 20% and probability of payouts of either 75% or 100%. Significant increases or decreases in any of those inputs in isolation would result in a significantly higher or lower fair value.

Financial assets and liabilities recorded in the consolidated balance sheet as of September 30, 2013 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	September 30, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$18.3	$—	$—	$18.3
Mutual funds	46.3	—	—	46.3
Asset-backed securities	—	0.4	—	0.4
Total Marketable Securities	64.6	0.4	—	65.0
Equity investments	582.1	—	—	582.1
Total Assets at Fair Value	$646.7	$0.4	$—	$647.1

Liabilities at Fair Value:
Contingent consideration	—	—	7.9	7.9
Total Liabilities at Fair Value	$—	$—	$7.9	$7.9
There were no transfers of assets between level 1 and level 2 during the first nine months of 2013. The following is a reconciliation of liabilities valued at fair value on a recurring basis using significant unobservable inputs (level 3) during the first nine months of 2013.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2012	$12.6
Unrealized changes in fair value:
Included in other expenses	2.6
Settlements	(7.3)
Fair value of liability at September 30, 2013	$7.9
There were no assets or liabilities valued at fair value on a nonrecurring basis using significant unobservable inputs (level 3) during the first nine months of 2013.
9. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to the company by the weighted average number of shares of all classes of CME Group common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Anti-dilutive stock options and restricted stock awards were as follows for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Stock options	1,540	4,855	1,593	4,922
Restricted stock awards	—	838	824	850
Total	1,540	5,693	2,417	5,772

The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income Attributable to CME Group (in millions)	$236.7	$218.0	$783.7	$729.5
Weighted Average Number of Common Shares (in thousands):
Basic	332,763	331,377	332,355	331,091
Effect of stock options and restricted stock awards	1,911	1,081	1,700	1,056
Diluted	334,674	332,458	334,055	332,147
Earnings per Common Share Attributable to CME Group:
Basic	$0.71	$0.66	$2.36	$2.20
Diluted	0.71	0.66	2.35	2.20
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2013	2012	Change	2013	2012	Change
Total revenues	$714.6	$683.2	5%	$2,249.3	$2,253.7	—%
Total expenses	314.1	287.2	9	935.5	937.3	—
Operating margin	56%	58%		58%	58%
Non-operating income (expense)	$(1.6)	$(0.2)	n.m.	$(19.8)	$23.5	(184)
Effective tax rate	41%	45%		39%	45%
Net income attributable to CME Group	$236.7	$218.0	9	$783.7	$729.5	7
Diluted earnings per common share attributable to CME Group	0.71	0.66	8	2.35	2.20	7
Cash flows from operating activities				898.6	897.2	—
n.m. not meaningful

•
In the third quarter of 2013 compared with the same period in 2012, the overall increase in revenues was attributable to an increase in clearing and transaction fees resulting from higher contract volumes. The higher contract volumes were partially offset by a decrease in average rate per contract. In the first nine months of 2013 when compared with the same period in 2012, overall revenues remained flat. The increase in clearing and transaction fees was offset by a decline in market data and information services revenue resulting from the de-consolidation of our index business that was contributed to S&P/Dow Jones Indices LLC (S&P/DJI), a new business venture with The McGraw-Hill Companies Inc. (McGraw), and the sale of Credit Market Analysis Ltd. (CMA) to McGraw.

•
The overall increase in expenses in the third quarter of 2013 when compared with the same period in 2012 was largely due to an increase in compensation and benefits expense related to an increase in salaries and headcount as well as an increase in bonus expense due to improved performance relative to our cash earnings target. Overall expenses in the first nine months of 2013 when compared with the same period in 2012 remained relatively flat. The increase in compensation and benefits expense related to an increase in salaries and headcount as well as an increase in bonus expense was offset by declines in expenses resulting from the de-consolidation of our index business contributed to S&P/DJI and the sale of CMA.

•
The decline in non-operating income in the first nine months of 2013 when compared with the same period in 2012 was attributable to the net gain recognized in the second quarter of 2012 related to the de-consolidation of our index business that was contributed to S&P/DJI and the sale of CMA to McGraw as well as an increase in interest expense in 2013. The decline in non-operating income was partially offset by an increase in income from our investment in S&P/DJI.

•
The overall decreases in effective tax rates in the third quarter and first nine months of 2013 when compared with the same periods in 2012 were attributable to a benefit accrued for the domestic production activities deduction in the third quarter of 2013 offset by increases to reserves for uncertain tax positions and increases in deferred income tax expense due to a change in state and local apportionment factors in the third quarter of 2013. The decreases in the effective tax rate in the third quarter and first nine months of 2013 were due to the recognition of deferred tax liabilities associated with the closing of our venture with McGraw in the second quarter of 2012.

Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change	2013	2012	Change
Clearing and transaction fees	$597.9	$562.2	6%	$1,883.6	$1,826.9	3%
Market data and information services	78.6	82.8	(5)	238.9	307.8	(22)
Access and communication fees	20.3	23.2	(12)	62.4	65.5	(5)
Other	17.8	15.0	18	64.4	53.5	20
Total Revenues	$714.6	$683.2	5	$2,249.3	$2,253.7	—
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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Total contract volume (in millions)	769.1	682.8	13%	2,436.3	2,238.1	9%
Clearing and transaction fees (in millions)	$586.2	$561.3	4	$1,861.8	$1,823.9	2
Average rate per contract	$0.762	$0.822	(7)	$0.764	$0.815	(6)
We estimate the following increases (decreases) in clearing and transaction fees based on changes in total contract volume and changes in average rate per contract during the third quarter and first nine months of 2013 when compared with the same periods in 2012.

(in millions)	Quarter Ended	Nine Months Ended
Increases due to changes in total contract volume	$65.7	$151.5
Decreases due to changes in average rate per contract	(40.8)	(113.6)
Increases in clearing and transaction fees	$24.9	$37.9
Average rate per contract is impacted by our rate structure, including volume-based incentives; product mix; trading venue, and the percentage of volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and volume, the changes in revenue attributable to changes in each is only an approximation.
Overall revenues from clearing and transaction fees include revenues for our cleared-only CME interest rate swap and CME credit default swap contracts. In the third quarter and first nine months of 2013 when compared with the same periods of 2012, clearing and transaction fees generated from our CME interest rate swap and credit default swap contracts increased by $10.2 million and $17.3 million, respectively. The increases in revenues were largely attributable to an increase in cleared CME interest rate swap contracts resulting from the first, second and third phases of the over-the-counter clearing mandate in March and June 2013 required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Contract Volume
The following table summarizes average daily contract volume. Contract volume can be influenced by many factors, including political and economic factors, the regulatory environment and market competition. Average daily contract volume amounts exclude our CME credit default swap, CME interest rate swap and all CME Clearing Europe contracts.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2013	2012	Change	2013	2012	Change
Average Daily Volume by Product Line:
Interest rate	5,839	4,514	29%	6,117	5,085	20%
Equity	2,409	2,391	1	2,700	2,569	5
Foreign exchange	792	846	(6)	947	871	9
Agricultural commodity (1)	1,009	1,171	(14)	1,074	1,194	(10)
Energy	1,609	1,590	1	1,711	1,761	(3)
Metal	360	327	10	410	361	13
Aggregate average daily volume	12,018	10,839	11	12,959	11,841	9
Average Daily Volume by Venue:
Electronic	10,199	9,293	10	11,203	10,024	12
Open outcry	1,173	979	20	1,068	1,144	(7)
Privately negotiated (2)	646	567	14	688	673	2
Aggregate average daily volume	12,018	10,839	11	12,959	11,841	9
(1) Average daily volume for agricultural commodity products includes volume for KCBT beginning on January 1, 2013.
(2) CME ClearPort average daily volume is included in privately negotiated volume.
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less while Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2013	2012	Change	2013	2012	Change
Eurodollar futures and options:
Front 8 futures	1,188	1,020	16%	1,202	1,187	1%
Back 32 futures	860	554	55	880	592	49
Options	761	489	56	594	624	(5)
U.S. Treasury futures and options:
10-Year	1,498	1,156	30	1,704	1,308	30
5-Year	767	529	45	833	575	45
Treasury bond	388	404	(4)	492	436	13
2-Year	219	243	(10)	252	235	7
In the third quarter and first nine months of 2013 when compared with the same periods in 2012, overall interest rate contract volumes increased largely due to periods of higher long-term interest rate volatility in 2013. The high long-term interest rate volatility was attributable to changes in market expectations regarding the Federal Reserve's intention to revisit their quantitative easing strategy and to outline an exit strategy from their plan as well as a change in expectations regarding the Federal Reserve's continued zero interest rate policy. In September 2013, the Federal Reserve announced that they would not taper their quantitative easing strategy indicating a change in strategy from their position earlier in the year. We believe this initially led to an increase in long-term interest rate volatility, which contributed to an increase in volume for mid- and long-term interest rate contracts including Eurodollar Back 32 futures and 5-Year and 10-Year Treasury contracts.
Short-term interest rate volatility remained low in early 2013 compared with prior periods due to the Federal Reserve's ongoing zero interest rate policy. The Federal Reserve's announcement in September 2013 resulted in an increase in short-term interest rate volatility, which contributed to an increase in Eurodollar Front 8 and Eurodollar options contracts in the third quarter of

2013 when compared with the same period in 2012. The Federal Reserve's announcement had little effect on the 2-Year Treasury volumes in the third quarter of 2013 as market participants continued to focus primarily on the 5-Year and 10-Year Treasury contracts.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2013	2012	Change	2013	2012	Change
E-mini S&P futures and options	1,931	1,887	2%	2,173	2,036	7%
E-mini NASDAQ futures and options	222	231	(4)	236	249	(5)
Overall equity contract volume remained relatively flat in the third quarter of 2013 when compared with the same period in 2012 due to a lack of volatility in the equity markets.
Overall equity contract volume increased in the first nine months of 2013 when compared with the same period in 2012 due to periods of higher volatility in early 2013. We believe the high volatility was caused by changes in market expectations regarding the Federal Reserve's intention to revisit their quantitative easing strategy. We also believe the increase in equity contract volume in the first nine months of 2013 was also due to a greater need for equity futures and options contracts resulting from an increase in assets under management in equity-based funds.
In general, equity products such as the E-mini NASDAQ contracts that hedge market risks different than those of the E-mini S&P 500, our most liquid equity product, do not tend to benefit from macro-level events or increased general market volatility to the same extent.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2013	2012	Change	2013	2012	Change
Euro	235	283	(17)%	287	303	(5)%
Japanese yen	149	89	68	201	94	115
British pound	120	110	9	130	108	20
Australian dollar	107	139	(23)	119	141	(15)
Canadian dollar	67	99	(32)	78	99	(21)
The overall increase in foreign exchange product volume in the first nine months of 2013 when compared with the same period in 2012 was largely attributable to increases in Japanese yen and British pound contract volumes. The increase in Japanese yen contract volumes in the first nine months of 2013 when compared with the same period in 2012 was largely due to higher volatility resulting from reduced efforts by the Japanese central bank to control yen exchange rates in early 2013. In addition, increased volatility and economic uncertainty within Great Britain in 2013 contributed to an overall increase in British pound contract volumes in the first nine months of 2013 when compared with the same period in 2012. As volatility returned to the Japanese and British markets, market participants shifted their focus from safe haven currencies, such as the Australian and Canadian dollars, to the Japanese and British markets. This shift contributed to a decrease in volume for the Australian and Canadian dollars. Additionally, euro contract volumes decreased due to lower volatility when compared with previous periods. Volatility was higher in 2012 due to concerns related to the European credit crisis.
Japanese yen contract volume decreased in the third quarter of 2013 when compared with contract volumes in early 2013 due to potential changes in tax laws and a renewed threat of intervention by the Japanese central bank to control exchange rates. This contributed to an overall decrease in foreign exchange contract volume in the third quarter of 2013 when compared with the same period in 2012. We believe the overall decrease in the third quarter of 2013 when compared with the same period in 2012 was also attributable to lower volatility caused by the continuation of the Federal Reserve's zero interest rate policy.

Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2013	2012	Change	2013	2012	Change
Corn	327	396	(18)%	352	421	(16)%
Soybean	242	301	(19)	241	287	(16)
Wheat	125	125	—	147	135	9
Soybean oil	89	115	(22)	100	117	(14)
The overall declines in total agricultural commodity contract volumes in the third quarter and first nine months of 2013 when compared with the same periods in 2012 were attributable to lower weather-related volatility in mid-2013, which resulted in higher grain supplies and movement toward a more normal historical supply and demand environment. High volatility in mid-2012 resulted from severe drought conditions in the Midwest and a very tight supply environment. The overall decrease in agricultural commodity volume was partially offset by incremental wheat contract volume from the addition of KCBT's hard red winter wheat contract.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2013	2012	Change	2013	2012	Change
Crude oil	840	699	20%	813	761	7%
Natural gas	420	547	(23)	524	635	(18)
Refined products	276	306	(10)	302	319	(5)
Overall energy contract volumes remained flat in the third quarter and first nine months of 2013 when compared with the same periods in 2012. Crude oil product volumes increased due to improvements in distribution infrastructure. We believe that revisions to our trading volume incentives program also contributed to increases in crude oil contract volumes in the third quarter and first nine months of 2013 when compared with the same periods in 2012.
The declines in natural gas contract volumes in the third quarter and first nine months of 2013 when compared with the same periods in 2012 were attributable to lower volatility due to an increase in domestic supplies above forecasted amounts. Additionally, natural gas contract volume declined in the first nine months of 2013 when compared with the same period in 2012 due to lower weather-related volatility in early 2013. In addition, the declines in refined products contract volume in the third quarter and first nine months of 2013 when compared with the same periods in 2012 were due to a decrease in demand in the underlying physical market.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2013	2012	Change	2013	2012	Change
Gold	216	194	11%	247	218	13%
Copper	61	59	4	72	67	7
Silver	64	56	15	69	61	14
Total metal contract volumes increased in the third quarter and first nine months of 2013 when compared with the same periods in 2012. The increases in metal contract volumes were driven by short periods of high price volatility caused by changing market expectations regarding economic conditions. Lower volatility in the third quarter of 2013 resulted in decreased volumes in the third quarter of 2013 when compared with early 2013.
Average Rate per Contract
The average rate per contract decreased in the third quarter and first nine months of 2013 when compared with the same periods in 2012 due to a shift in the relative mix of product volume. In the third quarter of 2013, interest rate product volume, when measured as a percentage of total volume, increased by 7%, while agricultural commodity product and equity product volumes each decreased by 2%, and energy product volume decreased by 1% when compared with the same period in 2012. In the first nine months of 2013, interest rate product volume, when measured as a percentage of total volume, increased 4%, while agricultural commodity and energy product volumes decreased by 2% each when compared with the same period in 2012. Interest rate contracts have a lower average rate per contract compared with agricultural commodity, equity and energy products. In addition, the decreases in average rate per contract in the third quarter and first nine months of 2013 when compared with the same periods in 2012 resulted from increases in incentives and discounts on our energy contracts.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 11% and one firm represented 10% of our clearing and transaction fees revenue in the first nine months of 2013. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The decreases in market data and information services revenues in the third quarter and first nine months of 2013, when compared with the same periods in 2012, were attributable to declines in market data subscriber counts resulting from continued cost-cutting initiatives at customer firms as well as ongoing incentives. In addition, the decrease in the first nine months of 2013 when compared with the same period in 2012 was due to the contribution of the index business to S&P/DJI and the sale of CMA in the second quarter of 2012, which resulted in a decrease in revenues of $52.7 million in the first nine months of 2013. The index business contributed to S&P/DJI consisted of assets that generated market data revenues. CMA was sold to McGraw as part of that transaction.
Effective January 1, 2014, users of our basic service will pay $85 per month for each device compared with $70 per month in 2013 and 2012.
The two largest resellers of our market data represented approximately 52% of our market data and information services revenue in the first nine months of 2013. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the first nine months of 2013 when compared with the same period in 2012, the increase in other revenues was attributable to $8.8 million in fees recognized upon delivery of services under our technology agreement with BM&FBOVESPA S.A. (BM&FBOVESPA) in the first quarter of 2013. The increase in other revenues was also attributable to $5.1 million of insurance proceeds from business interruption resulting from Hurricane Sandy, which we received in the second quarter of 2013. The increase in other revenues in the first nine months of 2013 was partially offset by a $7.0 million decrease in rental income resulting from our sale of two CBOT buildings in April 2012.
Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change	2013	2012	Change
Compensation and benefits	$134.0	$117.5	14%	$392.3	$383.7	2%
Communications	9.2	9.8	(7)	26.7	30.8	(13)
Technology support services	13.4	11.8	14	39.6	36.7	8
Professional fees and outside services	35.6	26.7	33	85.4	99.2	(14)
Amortization of purchased intangibles	25.6	26.2	(2)	77.4	90.3	(14)
Depreciation and amortization	35.0	34.5	2	100.8	103.0	(2)
Occupancy and building operations	19.2	18.8	3	56.7	57.8	(2)
Licensing and other fee agreements	25.7	19.2	33	73.8	63.2	17
Other	16.4	22.7	(28)	82.8	72.6	14
Total Expenses	$314.1	$287.2	9	$935.5	$937.3	—

Operating expenses increased by $26.9 million in the third quarter of 2013 when compared with the same period in 2012. Operating expenses decreased by $1.8 million in the first nine months of 2013 when compared with the same period in 2012. The following table shows the estimated impact of key factors resulting in the changes in operating expenses:

	Quarter Ended, September 30, 2013		Nine Months Ended, September 30, 2013
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
DJI asset group contribution and CMA sale	$—	—	$(46.2)	(5)
Stock-based compensation	0.7	—	(8.4)	(1)
Net losses (gains) on foreign currency fluctuation	(9.6)	(3)	1.5	—
Professional fees	8.9	3	3.5	—
Licensing and other fee agreements	6.4	2	11.8	2
Bonus expense	5.8	2	19.8	2
Salaries, benefits and employer taxes	10.8	4	21.5	2
Other expenses, net	3.9	1	(5.3)	—
Total increase (decrease)	$26.9	9%	$(1.8)	—%
Operating expenses decreased in the first nine months of 2013 when compared with the same period in 2012 largely due to the contribution of the DJI asset group and the sale of CMA. Expenses associated with the DJI asset contribution and the sale of CMA included compensation and benefits, professional fees and outside services as well as amortization of purchased intangibles.
Stock-based compensation decreased in the first nine months of 2013 when compared with the same period in 2012 due to accelerated vesting of stock-based compensation associated with the transition of our former CEO in 2012. This expense would have been recognized by the end of 2012.
A gain on foreign currency fluctuation in the third quarter of 2013 due to favorable changes in exchange rates on British pound cash balances resulted in a decrease in expenses in the third quarter of 2013 when compared with the same period in 2012. In the first quarter of 2013, we recognized a loss related to unfavorable changes in exchange rates on British pound cash balances, which contributed to an overall net loss on foreign currency fluctuations for the first nine months of 2013 when compared with the same period in 2012. Gains and losses on foreign currency fluctuation result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other assets and liabilities denominated in foreign currencies. We expect the foreign currency gain/loss to continue to fluctuate as long as this is the case.
Professional fees increased in the third quarter and first nine months of 2013 when compared with the same periods in 2012 due to an increase in legal and other consulting services as well as fees related to various international initiatives.
An increase in licensing and other fee agreements in the third quarter and first nine months of 2013 when compared with the same periods in 2012 resulted from an increase in volumes for interest rate swap products and certain equity contracts. The increase in licensing and other fee agreements in the first nine months of 2013 when compared with the same period in 2012 was also due to fees incurred in connection with a licensing agreement with S&P/DJI, which was amended in the second quarter of 2012.
Bonus expense increased in the third quarter and first nine months of 2013 when compared with the same periods in 2012 due to improved performance relative to our cash earnings target in 2013 when compared with 2012 performance relative to our 2012 cash earnings target.
Salary increases and rising healthcare costs contributed to a rise in salaries, benefits and employer taxes. An increase in average headcount due to efforts to expand and globalize our business also contributed to increases in expenses in the third quarter and first nine months of 2013 when compared with the same periods in 2012.

Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change	2013	2012	Change
Investment income	$12.6	$13.1	(4)%	$34.9	$31.3	11%
Interest and other borrowing costs	(34.6)	(30.2)	15	(112.8)	(88.2)	28
Equity in net gains (losses) of unconsolidated subsidiaries	20.4	16.5	24	58.1	14.8	n.m.
Other non-operating income (expense)	—	0.4	(100)	—	65.6	(100)
Total Non-Operating	$(1.6)	$(0.2)	n.m.	$(19.8)	$23.5	(184)
n.m. not meaningful
The following table shows the key impacts in the overall increases in interest expense in the third quarter and first nine months of 2013 when compared with the same periods in 2012:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Weighted average borrowings outstanding (in millions)	$2,537.5	$2,283.7	$253.8	$2,754.2	$2,170.0	$584.2
Weighted average effective yield	4.61%	5.06%	(0.45)%	4.72%	5.19%	(0.47)%
Average cost of borrowings (1)	5.41	5.28	0.13	5.47	5.43	0.04

(1)	Average cost of borrowings includes interest, the effective portion of interest rate hedges, commitment fees, discount accretion and debt issuance costs.
In September 2012, we issued $750.0 million of 3.0% fixed rate notes due September 2022. In the third quarter of 2013, we repaid $750.0 million of 5.4% fixed rate notes due August 2013 and issued $750.0 million of 5.3% fixed rate notes due September 2043. We entered into an interest rate swap agreement that resulted in an effective rate of 4.73% on the 5.3% fixed rate notes due September 2043. These factors contributed to increases in weighted average borrowings outstanding and decreases in weighted average effective yield in the third quarter and first nine months of 2013 when compared with the same periods in 2012. Average cost of borrowings increased slightly in the third quarter and remained relatively flat in the first nine months of 2013 when compared with the same periods in 2012. The favorable impact of the September 2012 and September 2013 issuances on the average cost of borrowings was offset by higher commitment fees resulting from an increase in our line of credit facilities in the fourth quarter of 2012.
We began recognizing income from our S&P/DJI business venture in the third quarter of 2012. Income generated from this business venture contributed to increases in equity in net gains (losses) of unconsolidated subsidiaries in the third quarter and first nine months of 2013 when compared with the same periods in 2012.
In the first nine months of 2012, we recognized a net gain of $59.9 million related to the contribution of the index business to S&P/DJI and the sale of CMA. In the third quarter of 2012, we recognized a gain of $5.7 million related to the recovery of a 2008 impairment loss on a corporate debt security held in the NYMEX securities lending portfolio.
Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2013	2012	Change
Quarter Ended September 30	40.8%	44.7%	(3.9)%
Nine Months Ended September 30	39.3	44.9	(5.6)
The overall decreases in the effective tax rate for the third quarter and first nine months of 2013 when compared with the same periods in 2012 were due to a benefit accrued for the domestic production activities deduction in the third quarter of 2013. The decreases were partially offset by increases in reserves for uncertain tax positions and increases in the deferred income tax expense resulting from a change in state and local apportionment factors in the third quarter of 2013.

In the first nine months of 2012, we recognized deferred tax liabilities associated with the launching of our business venture with McGraw in the second quarter of 2012, which also resulted in a decrease in our income tax provision in the third quarter and first nine months of 2013 when compared with the same periods in 2012.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities in the first nine months of 2013 was relatively consistent with net cash provided by operating activities in the first nine months of 2012. Net cash provided by investing activities increased in the first nine months of 2013 when compared with the same period of 2012 due to the proceeds from the settlement of a derivative contract related to our debt offering in the third quarter of 2013 as well as an investment in a business venture in the third quarter of 2012. This increase was partially offset by the proceeds from the sale of two building properties in April 2012. Cash used in financing activities was higher in the first nine months of 2013 when compared with the same period in 2012. The increase was attributable to the repayment of the fixed rate notes due August 2013. The increase in net cash used in financing activities was also due to our purchase of the non-controlling interest in CME Group Index Holdings LLC in the second quarter of 2013. The increase in cash used in financing activities was partially offset by lower cash dividends in the first nine months of 2013 when compared with the same period in 2012. The annual variable dividend from 2011 operations was paid in the first quarter of 2012. The annual variable dividend from 2012 operations was accelerated to the fourth quarter of 2012 due to uncertainty surrounding dividend income tax treatment beginning in 2013.
Debt Instruments. The following table summarizes our debt outstanding as of September 30, 2013:

(in millions)	Par Value
Fixed rate notes due February 2014, stated rate of 5.75%	$750.0
Fixed rate notes due March 2018, stated rate of 4.40% (1)	612.5
Fixed rate notes due September 2022, stated rate of 3.00% (2)	750.0
Fixed rate notes due September 2043, stated rate of 5.30% (3)	750.0

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

(3)
In August 2012, we entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 4.73%.

We maintain a $1.8 billion multi-currency revolving senior credit facility with various financial institutions. The proceeds from the revolving senior credit facility can be used for general corporate purposes, which includes providing liquidity for our CME clearing house in certain circumstances at CME Group's discretion and, if necessary, for maturities of commercial paper. As long as we are not in default under the senior credit facility, we have the option to increase the facility up to $2.5 billion with the consent of the agent and lenders providing the additional funds. This senior credit facility matures in January 2016. The senior credit facility is voluntarily prepayable from time to time without premium or penalty. Under the credit facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity as of September 30, 2012, giving effect to share repurchases made and special dividends paid during the term of the agreements (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings outstanding under the credit facility.
We maintain a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by our CME clearing house. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of U.S. Treasury securities, U.S. government agency securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At September 30, 2013, guaranty funds available to collateralize the facility totaled $5.1 billion. At September 30, 2013, the line of credit provided for borrowings of up to $5.0 billion. Effective November 2013, we entered into a new line of credit agreement and increased the borrowing limit from $5.0 billion to $7.0 billion. Under the new agreement, we have the option to request an increase in the line from $7.0 billion up to $10.0 billion. In addition to the 364-day multi-currency line of credit, we also have the option to use the $1.8 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default in certain circumstances.

In addition, our 364-day multi-currency line of credit contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement) of not less than $625.0 million. Under the new line of credit agreement entered into in November 2013, CME must maintain consolidated tangible net worth of not less than $800.0 million.
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
At September 30, 2013, we have excess borrowing capacity for general corporate purposes of approximately $1.8 billion under our multi-currency revolving senior credit facility.
As of September 30, 2013, we were in compliance with the various covenant requirements of all our debt facilities.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At September 30, 2013, the letters of credit totaled $360.0 million.
The following table summarizes our credit ratings as of September 30, 2013:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $2.1 billion at September 30, 2013 and $1.6 billion at December 31, 2012. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
On November 5, 2013, CME Group’s board of directors declared a regular quarterly dividend of $0.45 per share payable on December 26, 2013 to the shareholders of record as of December 10, 2013.
Net current deferred tax assets of $34.1 million were included in other current assets at both September 30, 2013 and December 31, 2012. Total net current deferred tax assets are attributable to unrealized losses, stock-based compensation and accrued expenses.
Net long-term deferred tax liabilities were $7.3 billion and $7.4 billion at September 30, 2013 and December 31, 2012, respectively. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers, including CBOT Holdings and NYMEX Holdings.
Valuation allowances of $53.9 million and $24.8 million have been provided at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, valuation allowances are related to domestic net operating losses, foreign net operating losses as well as basis differences on mark-to-market investments for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition. At December 31, 2012, valuation allowances related to domestic and foreign net operating losses for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.
Liabilities related to gross unrecognized tax benefits as well as interest and penalties related to those gross unrecognized tax benefits increased to $231.6 million at September 30, 2013 from $57.8 million at December 31, 2012. The increase was related to additions based on tax positions related to the current and prior year.
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
See “Legal and Regulatory Matters” in Note 5. Contingencies to the Consolidated Financial Statements for updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31	44	$74.11	—	$—
August 1 to August 31	1,066	72.10	—	—
September 1 to September 30	162,533	72.35	—	—
Total	163,643	$72.35	—

(1)	Shares purchased consist of an aggregate of 163,643 shares of Class A common stock surrendered in the third quarter of 2013 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

4.1
Sixth Supplemental Indenture (including the form of 5.300% note due 2043), dated as of September 9, 2013, between CME Group Inc. and U.S. Bank National Association  (incorporated by reference to Exhibit 4.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on September 9, 2013, File No. 001-31553).

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

CME Group Inc. (Registrant)

Dated: November 8, 2013	By:	/s/ James E. Parisi
Chief Financial Officer & Senior Managing Director Finance and Corporate Development