Form 10-K
period 2013-12-31
CME GROUP INC.
filed 2014-03-03
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2013, was approximately $25.1 billion (based on the closing price per share of CME Group Inc. Class A common stock on the NASDAQ Global Select Market (NASDAQ) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 12, 2014 was as follows: 335,694,719 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the CME Group Inc.’s Proxy Statement for the 2014 Annual Meeting of Shareholders	Part III

CME GROUP INC.
ANNUAL REPORT ON FORM 10-K

PART I
Certain Terms
All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.
Unless otherwise indicated, references to CME Group Inc. (CME Group) products include references to products listed on one of its regulated exchanges: Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and Commodity Exchange, Inc. (COMEX). Products listed on these exchanges are subject to the rules and regulations of the particular exchange and the applicable rulebook should be consulted. Unless otherwise indicated, references to NYMEX include its subsidiary, COMEX.
Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our website does not constitute a part of this Annual Report on Form 10-K.
Information about Contract Volume and Average Rate per Contract
All amounts regarding contract volume and average rate per contract exclude our TRAKRS, credit default swaps, interest rate swaps and CME Clearing Europe contracts.
Trademark Information
CME Group is a trademark of CME Group Inc. The Globe logo, CME, Chicago Mercantile Exchange, Globex and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. COMEX is a trademark of Commodity Exchange, Inc. KCBT and Kansas City Board of Trade are trademarks of The Board of Trade of Kansas City, Missouri, Inc. Dow Jones, Dow Jones Industrial Average, S&P 500 and S&P are service and/or trademarks of Dow Jones Trademark Holdings LLC, Standard & Poor's Financial Services LLC and S&P/Dow Jones Indices LLC, as the case may be, and have been licensed for use by Chicago Mercantile Exchange Inc. All other trademarks are the property of their respective owners.
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

•
our ability to keep pace with rapid technological developments, including our ability to complete the development, implementation and maintenance of the enhanced functionality required by our customers while maintaining reliability and ensuring that such technology is not vulnerable to security risks;

•
our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and our ability to maintain the competitiveness of our existing products and services, including our ability to provide effective services to the swaps market;

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to maintain existing customers, develop strategic relationships and attract new customers;

•	our ability to expand and offer our products outside the United States;

•
changes in domestic and non-U.S. regulations, including the impact of any changes in domestic and foreign laws or government policy with respect to our industry, such as any changes to regulations and policies that require increased financial and operational resources from us or our customers;

•	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

•	decreases in revenue from our market data as a result of decreased demand;

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

•
economic, political and market conditions, including the volatility of the capital and credit markets and the impact of economic conditions on the trading activity of our current and potential customers;

•
our ability to accommodate increases in contract volume and order transaction traffic and to implement enhancements without failure or degradation of the performance of our trading and clearing systems;

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our strategy for acquisitions, investments and alliances;

•	our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax or user fee on futures and options on futures transactions and/or repeal of the 60/40 tax treatment of such transactions;

•	the unfavorable resolution of material legal proceedings; and

•	the seasonality of the futures business.
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of this Report beginning on page 14.

ITEM 1.	BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
CME Group, through its futures exchanges and clearing houses, serves the risk management and investment needs of customers around the globe.
CME was founded in 1898 as a not-for-profit corporation. In 2000, CME demutualized and became a shareholder-owned corporation. As a consequence, we adopted a for-profit approach to our business, including strategic initiatives aimed at optimizing contract volume, efficiency and liquidity. In 2002, Chicago Mercantile Exchange Holdings Inc. (CME Holdings) completed its initial public offering of its Class A common stock, which is listed on the NASDAQ Global Select Market under the symbol “CME.” In 2007, CME Holdings merged with CBOT Holdings, Inc. and was renamed CME Group. In connection with the merger, we acquired the CBOT exchange. CBOT is a leading marketplace for trading agricultural and U.S. Treasury futures as well as options on futures. In 2008, we merged with NYMEX Holdings, Inc. and acquired NYMEX and COMEX. On NYMEX, customers primarily trade energy futures and options contracts, including contracts for crude oil, natural gas, heating oil and gasoline, as well as over-the-counter and off-exchange energy transactions cleared through CME ClearPort. On COMEX, customers trade metal futures and options contracts, including contracts for gold, silver and copper. We launched CME Clearing Europe in 2011 to expand our European presence and further extend the geographical reach of our clearing services. In November 2012, we acquired The Board of Trade of Kansas City, Missouri, Inc. (KCBT) and its hard red winter wheat product line. In April 2013, we purchased the non-controlling interest in CME Group Index Services from Dow Jones & Company (Dow Jones) resulting in an increase in our ownership to 27% of the S&P/Dow Jones Indices LLC (S&P/DJI) joint venture with McGraw-Hill, originally established in 2012. As part of the formation of S&P/DJI, McGraw-Hill acquired our credit derivatives market data business. In November 2013, we received regulatory approval for our multi-asset European trade repository, which supplements our U.S. trade repository launched in 2012, and in November 2013 CME received temporary registration as a swap execution facility.
Our business has historically been subject to the extensive regulation of the Commodity Futures Trading Commission (CFTC). As a result of our global operations, we are also subject to the rules and regulations of the local jurisdictions in which we conduct business, including the Bank of England, the Financial Conduct Authority (FCA) and the European Securities and Markets Authority (ESMA). CME is subject to the oversight of the Securities and Exchange Commission in connection with our offering of clearing services for security-based swaps. Additionally, our U.S. clearing house has been designated as a systemically important financial market utility, which carries with it additional regulatory oversight of certain of our risk-management standards, clearing, and settlement activities by the Federal Reserve Bank.
Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, and our telephone number is 312-930-1000.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
The company reports the results of its operations as one reporting segment primarily comprised of the CME, CBOT, NYMEX, COMEX and KCBT exchanges. Effective as of December 16, 2013, the transfer of operations of KCBT to CBOT was completed. The remaining operations do not meet the thresholds for reporting separate segment information. Financial information about our reporting segment is hereby incorporated by reference to "Item 6. Selected Financial Data" on page 29 and "Item 8. Financial Statements and Supplementary Data" on page 54.
NARRATIVE DESCRIPTION OF BUSINESS
We offer the widest range of global benchmark products across all major asset classes, based on interest rates, equity indexes, foreign exchange, energy, agricultural commodities, metals, weather and real estate. Our products include both exchange-traded and over-the-counter derivatives. We bring buyers and sellers together through our CME Globex electronic trading platform across the globe and our open outcry trading facilities in Chicago and New York City, and provide hosting, connectivity and customer support for electronic trading through our co-location services. Our CME Direct technology offers side-by-side trading of exchange-listed and over-the-counter markets. We also provide clearing and settlement services for exchange-traded contracts, as well as for cleared over-the-counter derivatives transactions, and provide regulatory reporting solutions for market participants through our global repository services in the United States and the United Kingdom. Finally, we offer a wide range of market data services — including live quotes, delayed quotes, market reports and a comprehensive historical data service — and continue to expand into the index services business.
Our Competitive Strengths
We provide innovative ways to manage risk and offer a number of key differentiating elements that set us apart from our competitors, including:

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

Product Line	2013	2012	2011
Interest rate	29%	25%	27%
Equity	19	19	21
Foreign exchange	8	7	7
Agricultural commodity	14	16	13
Energy	23	27	26
Metal	7	6	6
We believe that the breadth and diversity of our product lines and the variety of their underlying contracts is beneficial to our overall performance when an individual product line or individual product is impacted by macroeconomic factors. Additionally, our asset classes contain various products designed to address differing risk management needs, and customers are able to achieve operational and capital efficiencies by accessing our diverse products through our platforms and our clearing houses.
Our products are traded through the CME Globex electronic trading platform, our open outcry auction markets in Chicago and New York City, and through privately negotiated transactions that we clear. The estimated percentage of clearing and transaction fees revenue contributed by each trading venue is as follows:

Trading Venue	2013	2012	2011
Electronic	79%	76%	75%
Open outcry	6	7	9
Privately negotiated (1)	15	17	16
(1) Privately negotiated venue average daily volume includes both traditional block trades as well as what was historically categorized as CME ClearPort.
Our products generate valuable information regarding prices and trading activity. We distribute our market data over the CME market data platform directly to our electronic trading customers as part of their access to our markets, as well as to quote vendors who consolidate our market data with data from other exchanges, other third-party data providers and news sources, and then resell their consolidated data. The estimated contributions of our market data and information services products, excluding our index market data offerings, based on percentage of total revenue over the last three years, were 11% in 2013, 12% in 2012 and 10% in 2011.
Safety and Soundness of our Markets — We understand the importance of ensuring that our customers are able to manage and contain their trading risks. As the markets and the economy have evolved, we have worked to adapt our clearing services to meet the needs of our customers. We apply robust risk management standards and enforce and facilitate applicable regulatory customer protection standards for exchange-traded products and cleared over-the-counter derivatives. Clearing member firms are continually monitored and examined to assess their outstanding risk, capital adequacy and compliance with customer protection rules and regulations. We utilize a combination of risk management capabilities to assess our clearing firms and their account exposure levels for all asset classes 24 hours a day throughout the trading week. Our U.S. clearing house is operated within our CME exchange. We also operate a U.K. clearing house — CME Clearing Europe. In connection with our acquisition of KCBT, we acquired its clearing house, which was integrated in April 2013 with our U.S. clearing operations.
Our integrated clearing function is designed to ensure the safety and soundness of our markets by serving as the counterparty to every trade, becoming the buyer to each seller and the seller to each buyer, and limiting credit risk. The clearing house is responsible for settling trading accounts, clearing trades, collecting and maintaining performance bond funds, regulating delivery and reporting trading data. CME Clearing marks open positions to market at least twice a day, and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market daily, with the capacity to mark-to-market more frequently as market conditions warrant. The CME ClearPort front-end system provides access to our flexible clearing services for the global over-the-counter market. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” beginning on page 50 and “Item 1A. Risk Factors,” beginning on page 14, for more information on our financial safeguards package and the associated credit risks related to our clearing services.
Superior Trading Technology and Distribution — We strive to provide the most flexible architecture in terms of bringing new technology, innovations and solutions to the market. Our CME Globex electronic trading platform is accessible on a global basis nearly 24 hours a day throughout the trading week. In 2013, 86% of our contract volume was conducted electronically.
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

We also offer CME Direct, which is a highly-configurable trading front end that offers access to on-line trading of both exchange-traded and over-the-counter markets.
In 2012, we launched our service offerings for co-location at our data center facility, which houses our trading match engines for all products traded on the CME Globex electronic trading platform. The service provides the lowest latency connection for our customers. The offering is made available to all customers on equal terms. We derived 2% of our revenues from our co-location business in 2013 and 2012.
Our Strategic Initiatives
The following is a description of our strategic initiatives:
Leading Core Business Innovation — We continue to enhance our customer relations to allow us to further cross-sell our products, expand on the strength of our existing benchmark products, launch new products and deepen open interest in our core futures offerings. Over the last five years, our key product launches included Ultra-long Bond Treasury futures and options, Weekly Treasury options, numerous Eurodollar mid-curve options, weekly and short-dated agricultural options, end of month equity options and a deliverable interest rate swap futures product. During the year, we also experienced multiple volume records across our core product portfolio. We plan to continue to invest in expanded sales and marketing capabilities and tools to broaden customer participation and to simplify the customer experience in order to increase their use of our offerings and reduce their regulatory burdens.
Globalizing our Company and our Business — We continue to expand and diversify our customer base worldwide and offer customers around the world the most broadly diversified portfolio of benchmark products. We have expanded our product suite with the launch of a number of regionally specific products, including deliverable Chinese Renminbi futures and Chinese Steel Rebar swap futures, which help us appeal to risk management needs unique to a particular geography. We continue to believe that we have significant opportunity to expand the participation of our non-U.S. customer base in our markets. We are focusing on core growth in global markets because we believe that Asia, Latin America, and other emerging markets will experience superior economic and financial markets growth over the next decade compared with the more mature North American and European markets. In addition, we plan to expand our presence in major financial centers, such as in Europe and Asia, grow our commodities business outside the U.S. and penetrate emerging markets, such as China, India, Brazil and Mexico.
To further enhance our customers' trading opportunities, we have partnered with leading exchanges around the world to make their products available on or through our CME Globex electronic trading platform. These strategic relationships allow us to accelerate our market penetration, expand our customer reach, lower barriers of access to global benchmarks and develop product sales channels with local brokers. These relationships are also designed to allow the customers of our partner exchanges to access our products and markets.
Through CME Clearing Europe, our U.K. clearing house, we have built on our European presence and further extended the geographical reach of our clearing services. CME Clearing Europe offers clearing services for over-the-counter derivative products, including interest rates, energy, agriculture, freight and precious metals.
In 2012, we applied for regulatory approval to create CME Europe Limited, a London-based, FCA-supervised derivatives exchange. Pending approval, product offerings will range across multiple asset classes beginning with foreign exchange. We believe CME Europe will leverage the central counterparty model of CME Clearing Europe and allow us to more closely align with our regional customers in both listed and over-the-counter markets, and will provide additional opportunities to our expanding non-U.S. customer base.
Expanding our Existing Customer Base and Enhancing our Product and Services Offerings to Meet its Risk Management Needs — We plan to grow our business by targeting cross asset sales across client segments, driving international sales and generating new client participation across all regions. We have a long history of customer value and responsiveness and believe our products and services make us well positioned to help our customers adapt and comply with new regulations, while enabling them to efficiently manage their risks. With the ongoing implementation of regulatory reform, we expect capital efficiencies and smooth transitions to centralized clearing to continue to be important for our global client base.
Extending our Capabilities and Business in the Over-the-Counter Markets — We provide a comprehensive multi-asset class clearing solution to the market for maximum operational ease and the capital efficiency that comes with connecting to our clearing houses. Our over-the-counter offerings provide participants the extensive counterparty credit risk reduction and transparency of our clearing services while preserving the prevailing execution processes, technology platforms and business structures currently in use in the marketplace. We offer clearing services for cleared over-the-counter derivatives in interest rate swaps, credit default swaps, foreign exchange and commodities. We continue to focus on new customer onboarding for swaps clearing services, expanding our over-the-counter product offerings and working with the buy- and sell-sides to meet their needs for real-time clearing, risk management and data reporting as the marketplace moves from a compliance phase to an optimization phase. In 2013, the three phases of the clearing mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) were implemented in the United States. During the year, we cleared over-the-counter transactions with a notional value of more than $15.3 trillion, and open interest as of December 31, 2013, was $9.1 trillion. Our CME ClearPort platform offers access to an array of clearing services with the capacity to clear and report transactions in multiple asset classes.
Establishing Ourselves as the Leading Exchange Company Provider of Information Products and Index Services and Enhancing our Intellectual Property Portfolio — We offer a variety of market data services for the futures, equities and the over-the-counter markets. Our joint venture with McGraw-Hill combines the world class capabilities of S&P Indices and Dow Jones Indices, and well positions us to serve global institutional and retail customers and allows us to continue to be innovative with product development and co-branding across asset classes. As part of the joint venture, we acquired a long-term, ownership-linked, exclusive license to list futures and options on futures based on the S&P 500 Index and certain other S&P indexes. We also continue to expand our existing intellectual property portfolio for our technology, products and services offerings.
Patents, Trademarks and Licenses
We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and other parts of the world. We have registered many of our most important trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We also own the copyright to a variety of materials. Those copyrights, some of which are registered, include printed and on-line publications, websites, advertisements, educational material, graphic presentations and other literature, both textual and electronic. We attempt to protect our intellectual property rights by relying on trademarks, patents, copyrights, database rights, trade secrets, restrictions on disclosure and other methods.
We offer equity index futures and options on key benchmarks, including S&P, NASDAQ, Dow Jones and Nikkei indexes. These products are listed by us subject to license agreements with the applicable owners of the indexes, some of which are exclusive. In connection with our joint venture with McGraw-Hill, we entered into a new license agreement (S&P License Agreement), which superseded our prior licensing arrangements and was assigned to the joint venture. CME’s license for the S&P 500 Index will be exclusive for futures and options on futures until one year prior to the termination of the S&P License Agreement, and non-exclusive for the last year. The license for the other S&P stock indexes is generally exclusive for futures and options on futures. The term of the S&P License Agreement will continue until the later of (i) December 31, 2017 or (ii) the date that is one year after the date that CME Group ceases to own at least five percent (accounting for dilution) of the outstanding joint venture interests. Upon the occurrence of certain events, including certain terminations of the joint venture, the term may be extended up to an additional ten years. CBOT has an exclusive license agreement (Dow Jones License Agreement) with CME Group Index Services LLC (CME Indexes) for certain Dow Jones indexes, which has also been assigned to the joint venture. The initial term of the agreement is through June 30, 2026. Following the initial term, the Dow Jones License Agreement shall automatically renew for renewal terms of five years thereafter so long as there is open interest in any of CBOT’s or its affiliates’ products based on one or more of the Dow Jones licensed indexes. In the event there is no open interest in any such products, then CME Indexes has the ability to terminate the agreement. We also have an exclusive license agreement for certain NASDAQ indexes through 2019. Copies of our S&P, Dow Jones and NASDAQ license arrangements have been filed as material contracts. We pay the applicable third party per trade fees based on contract volume under the terms of these licensing agreements.

As a result of the well-publicized issues relating to the credibility of the London Interbank Offered Rate (LIBOR), the U.K. Treasury awarded NYSE Euronext (now IntercontinentalExchange Group, Inc. following its merger) administration rights over the LIBOR contract. The transfer of the administration from the British Bankers' Association (BBA) was completed in early 2014. Our pre-existing license and membership agreement with the BBA organization for the use of LIBOR to settle several of our interest rate products, including our Eurodollar contract, remains in effect following the transition.
We cannot assure you that we will be able to maintain the exclusivity of our licensing agreements with S&P, Dow Jones and NASDAQ or be able to maintain our other existing licensing arrangements beyond the term of the current agreements. In addition, we cannot assure you that others will not succeed in creating stock index futures based on information similar to that which we have obtained by license, or that market participants will not increasingly use other instruments, including securities and options based on the S&P, Dow Jones or NASDAQ indexes, to manage or speculate on U.S. stock risks. Parties also may succeed in offering indexed products that are similar to our licensed products without being required to obtain a license, or in countries that are beyond our jurisdictional reach and/or our licensors.
Seasonality
Generally, we have historically experienced relatively higher contract volume during the first and second quarters and sequentially lower contract volume in the third and fourth quarters. However, such seasonality also may be impacted by general market conditions or other events. During 2013, 25% of our consolidated revenues were recognized in the first quarter, 28% in the second quarter, 24% in the third quarter and 23% in the fourth quarter.
Working Capital
We generally meet our funding requirements with internally generated funds supplemented from time to time with public debt and commercial paper offerings. For more information on our working capital needs, see “Management's Discussion and Analysis of Operations and Financial Condition-Liquidity and Capital Resources,” beginning on page 31, which section is incorporated herein by reference.
Customer Base
Our customer base includes professional traders, financial institutions, institutional and individual investors, major corporations, manufacturers, producers, governments and central banks. Our customers can connect to our CME Globex electronic trading platform from access points across the globe. Customers may be members of one or more of our CME, CBOT, NYMEX or COMEX exchanges. Rights to directly access our markets will depend upon the nature of the customer, such as whether the individual is a member of one of our exchanges or has executed an agreement with us for direct access.
Trading rights and privileges are exchange-specific. Trading on our open outcry trading floors is conducted exclusively by our members. Membership on one of our futures exchanges also enables a customer to trade specific products at reduced rates and lower fees. Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. In 2013, 80% of our contract volume was conducted by our members and KCBT permit holders. In connection with the transfer of KCBT's operations to CBOT in 2013, the rights of permit holders were extinguished.
The majority of clearing and transaction fees received from clearing firms represents charges for trades executed and cleared on behalf of their customers. One firm represented 11% and one firm represented 10% of our clearing and transaction fees revenue for 2013. In the event a clearing firm were to withdraw, our experience indicates that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange.
Competition
The industry in which we operate is highly competitive and we expect competition to continue to intensify, especially in light of changes in the financial services industry driven primarily by Dodd-Frank.

Please also refer to the discussion below and in the “Risk Factors” section beginning on page 14 for a description of competitive risks and uncertainties.
Competition in our Derivatives Business
We believe competition in the derivatives and securities business is based on a number of factors, including, among others:

•	reputation;

•	efficient and secure settlement, clearing and support services;

•	depth and liquidity of markets;

•	breadth of product offerings and rate and quality of new product development;

•	ability to position and expand upon existing products to address changing market needs;

•	transparency, reliability and anonymity in transaction processing;

•	regulatory environment;

•	connectivity, accessibility and distribution;

•	technological capability and innovation; and

•	transaction costs.
We believe that we compete favorably with respect to these factors. Our deep, liquid markets; diverse product offerings; rate and quality of new product development; and efficient, secure settlement, clearing and support services, distinguish us from our competitors. We believe that in order to maintain our competitive position, we must continue to expand globally; develop new and innovative products; enhance our technology infrastructure, including its reliability and functionality; maintain liquidity and low transaction costs, and implement customer protections designed to ensure the integrity of our market and the confidence of our customers.
Our competitors include, among other entities, exchanges such as IntercontinentalExchange Group, Inc. (ICE Group); the Hong Kong Exchanges and Clearing Limited; and Deutsche Börse AG. In addition, competition in our industry is dynamic and recent developments and alliances may result in a growing number of well-capitalized trading service providers that compete with all or a portion of our business.
We also face competition from the over-the-counter marketplace, spot markets, securities exchanges and other venues offering "look-alike" or close substitutes for our listed contracts.
In addition, the development of swap execution facilities and the mandated trading and/or clearing requirement for certain products may lead to the creation of platforms that promote competitive substitutes for our privately negotiated and exchange-traded products.
Competition in our Transaction Processing Business
In addition, we face a number of competitors in our transaction processing and other business services. In the past few years, there has been increased competition in the provision of clearing services and we expect competition to continue to increase in connection with the continued implementation of and compliance with Dodd-Frank.
Our competitors in the clearing services space include, among others, companies such as ICE Group, LCH.SwapClear and Deutsche Börse AG. In light of Dodd-Frank's clearing mandate and other reforms of the financial services industry, we believe that other exchanges and infrastructure providers also may undertake to provide clearing services.
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
Competition in our Market Data Business
Technology companies, market data and information vendors and front-end software vendors also represent actual and potential competitors because they have their own substantial market data distribution capabilities which could serve as alternative means for receiving open market data feeds instead of connecting directly to our exchange.  Distributors and consumers of our market data may also use our market data as an input into a product that competes against one of our traded or cleared products.  Although we may receive license fees for such products, such fees may not exceed the impact of any loss in trading volume of our comparable product.
Regulatory Matters
We are primarily subject to the jurisdiction of the regulatory agencies in the United States and the United Kingdom. We also are subject to varying levels of regulation by foreign jurisdictions that permit our exchanges and other businesses to offer our products and services to their citizens.
Please also refer to the discussion below and in the “Risk Factors” section beginning on page 14 for a description of regulatory and legislative risks and uncertainties.
Regulation in the United States
Our operation of futures exchanges and our U.S. clearing house is subject to extensive regulation by the CFTC which requires that our exchange subsidiaries satisfy the requirements of certain core principles relating to the operation and oversight of our markets and our clearing house. The CFTC carries out the regulation of the futures markets in accordance with the provisions of the Commodity Exchange Act as amended by, among others, the Commodity Futures Modernization Act and Dodd-Frank. The CFTC is subject to reauthorization every five years, which is currently in process. Following the enactment of Dodd-Frank, the CFTC has moved from a principles-based to a more prescriptive regulatory approach over most aspects of our trading and clearing operations.
During 2013, the CFTC, the SEC, the Department of Treasury, the Board of Governors of the Federal Reserve and other regulators continued to engage in extensive rulemaking to implement Dodd-Frank. Over the past three years, a number of regulations implementing Dodd-Frank were finalized, including rules relating to the implementation of mandatory clearing of certain over-the-counter derivatives, swap reporting, operation of a clearing house, anti-manipulation, large trader reporting, product definitions, the definition of an agricultural commodity and certain provisions of the rules applicable to designated contract markets, swap execution facilities and swap data repositories. We continue to believe the new regulations provide opportunities for our business which we continue to explore. However, portions of Dodd-Frank remain subject to further rulemaking, and such final regulations could include provisions that negatively impact our business.
Our U.S. clearing house has been designated as a systemically important financial market utility and a systemically important derivatives clearing organization. These designations carry with them additional regulatory oversight of certain of our risk-management standards, clearing and settlement activities by the Federal Reserve Bank and the CFTC.
Our U.S. swap data repository service and swap execution facility are also subject to the requirements of the Commodity Exchange Act and the regulations of the CFTC.
Regulation in the United Kingdom and the European Union
In the United Kingdom, the government approved a re-organization of its regulatory framework under which the Financial Services Authority was dissolved and its oversight responsibilities were transitioned in 2013 primarily to the Bank of England and the FCA. As a result, in the United Kingdom our operations are subject to multiple regulators: the Bank of England; the FCA and ESMA. CME Clearing (our U.S. clearing house) will be subject to certain conditions and reporting obligations as a result of its recognition by ESMA. The European Union also is undergoing similar change, establishing multiple supervisory authorities for financial services, including ESMA. Multiple directives and regulations such as the amendments to Markets in Financial Instruments Directive (MiFID II) and changes to the Markets in Financial Instruments Regulation (MiFIR); the Capital Requirements Regulations IV and the Market Abuse Directive, have been proposed with provisions similar to those contained in Dodd-Frank.
Key Areas of Focus
We actively monitor and participate in the domestic and international rulemaking processes for our industry, including providing government testimony, commenting on proposed rulemakings and educating our regulators on potential impacts to the marketplace.
Our key areas of focus in the regulatory environment are:

•
Regulations implementing the core principles for designated contract markets, including any changes to the rules implementing the competitive execution requirements of Core Principle 9. Rules promulgated under this provision may require us to make modifications to the manner in which certain of our contracts trade and/or require that such products be de-listed as futures and re-listed as swaps after a specified compliance period.

•
The adoption and implementation of position limit rules, which could have a significant impact on our commodities business if comparable trading venues in foreign jurisdictions are not subject to equivalent limitations. In November 2013, the CFTC re-proposed its position limits rule for comment replacing the rule that had been vacated by the U.S. District Court.

•
Rules respecting capital charges under Basel III with respect to clearing members of central counterparties. There is a risk that these new standards may impose overly burdensome capital requirements on our clearing members and customers.

•
The criteria necessary to be deemed a qualifying central counterparty (QCCP). A failure to be deemed a QCCP by banking regulators in the U.S., E.U. or otherwise may result in our clearing members and customers being subject to more stringent capital requirements thus creating a disincentive to use our markets.

•	The potential impact of MiFID II and MiFIR on non-E.U. clearing houses with customers based in Europe.

•
The potential elimination of the 60/40 tax treatment of certain of our derivatives contracts, which would impose a significant increase in tax rates applicable to certain market participants, and could result in a decrease in their trading activity.

•
The implementation of a transaction tax or user fee in the U.S. or E.U. which could discourage institutions and individuals from using our markets or products or encourage them to trade in another less costly jurisdiction.

•	The implementation of measures to further protect customer funds at the futures commission merchant level, and to restore confidence in the derivatives markets.

•	The potential for further regulation stemming from industry performance disruptions and residual concerns around electronic trading activity and, in particular, "high frequency trading."

•
The implementation of legislation in the E.U. impacting how benchmark index prices are formed, including new requirements for price submitters, price aggregators and markets that list contracts that reference index prices.

•	Concerns that legislators will prohibit or restrict exclusive licenses for benchmark indexes, which might impact the profitability of several of our most popular contracts.

•
The implementation of rules regarding enhanced liquidity management standards for systemically important derivatives clearing organizations and any potential limitation on the use of U.S. Treasury securities as collateral.  Significant limitations on the use of U.S. Treasury securities as collateral could result in increased costs to us and our clearing firms.

Employees
As of December 31, 2013, we had approximately 2,730 employees. We consider relations with our employees to be good.
Senior Leadership Team and Executive Officers
Set forth below is the company's Senior Leadership Team, including those individuals designated executive officers of the company, as of the date of this filing.
Terrence A. Duffy, 55. Mr. Duffy has served as our Executive Chairman and President since May 2012. Mr. Duffy previously served as our Executive Chairman from 2006 and has been a member of our board of directors since 1995. He also served as President of TDA Trading, Inc. from 1981 to 2002 and has been a member of our CME exchange since 1981. Mr. Duffy has been designated as an executive officer.
Phupinder S. Gill, 53. Mr. Gill has served as our Chief Executive Officer and a member of our board of directors since May 2012. Previously, he served as our President from 2007 to May 2012. Mr. Gill joined us in 1988 and since then has held various positions of increasing responsibility within the organization, including President and Chief Operating Officer, and Managing Director and President of CME Clearing and GFX Corporation. Mr. Gill has been designated as an executive officer.
Kathleen M. Cronin, 50. Ms. Cronin has served as our Senior Managing Director, General Counsel and Corporate Secretary since 2003. Previously she served as Corporate Secretary and Acting General Counsel from 2002 through 2003. Prior to joining us, Ms. Cronin was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom from 1989 through 1995 and from 1997 through 2002. Ms. Cronin has been designated as an executive officer.
Bryan T. Durkin, 53. Mr. Durkin has served as our Chief Operating Officer since 2007. He also held the title of Managing Director, Products and Services from 2010 to July 2012. Mr. Durkin joined us in connection with the CBOT merger and he previously held a variety of leadership roles with CBOT from 1982 to 2007, most recently as Executive Vice President and Chief Operating Officer. Mr. Durkin also serves as our representative on the board of Bursa Malaysia Derivatives Berhad. Mr. Durkin has been designated as an executive officer.
Ali Hackett, 57. Ms. Hackett has served as Senior Managing Director, Client Development and Sales since February 2014. Previously she served as Managing Director, Client Development and Sales since joining the company in 2010. Prior to joining CME Group, Ms. Hackett spent a nearly 20-year career at Citigroup, where she most recently served as Managing Director, Co-Head of Global Prime Finance.
Julie Holzrichter, 45. Ms. Holzrichter has served as Senior Managing Director, Global Operations since 2007. Ms. Holzrichter rejoined us in 2006 as our Managing Director, CME Globex Services and Technology Integration. Ms. Holzrichter previously held positions of increasing responsibility in our organization from 1986 to 2003 in trading operations. Ms. Holzrichter has been designated as an executive officer.
William Knottenbelt, 53. Mr. Knottenbelt has served as Senior Managing Director, Europe, Middle East and Africa (EMEA) of CME Group since February 2014. Previously, Mr. Knottenbelt served as Managing Director, EMEA since joining the company in 2011. Prior to joining CME Group, Mr. Knottenbelt most recently served as Global Head of Futures for the Royal Bank of Scotland (RBS) where he built out the global reach and product offering of RBS futures.

Kevin Kometer, 49. Mr. Kometer has served as Senior Managing Director and Chief Information Officer since 2008. He previously served as Managing Director and Deputy Chief Information Officer from 2007 to 2008. Since joining the company most recently in 1998, he has held senior leadership positions in the Technology Division, including Managing Director, Trading Execution Systems and Director, Advanced Technology. Mr. Kometer was also with the company from 1994 to 1996.  Mr. Kometer has been designated as an executive officer.
Julien Le Noble, 41. Mr. Le Noble has served as Senior Managing Director, Asia Pacific of CME Group since February 2014. Previously, Mr. Le Noble served as Managing Director, Asia Pacific since joining the company in 2011. Before joining CME Group, Mr. Le Noble served as CEO and Representative Director, Japan and Head of Equities, Asia Pacific for Newedge, where he led the firm's Japanese business development and sales efforts for its Tokyo-based subsidiary.
James E. Parisi, 49. Mr. Parisi has served as our Chief Financial Officer since 2004. Mr. Parisi joined us in 1988 and has held positions of increasing responsibility within the organization, including Managing Director & Treasurer and Director, Planning & Finance. Mr. Parisi has been designated as an executive officer.
Hilda Harris Piell, 47. Ms. Piell has served as Senior Managing Director and Chief Human Resources Officer since 2007. Previously she served as Managing Director and Senior Associate General Counsel, as Director and Associate General Counsel and as Associate Director and Assistant General Counsel since joining us in 2000. Ms. Piell has been designated as an executive officer.
James V. Pieper, 47. Mr. Pieper has served as our Managing Director and Chief Accounting Officer since 2010. Previously, Mr. Pieper served as Director and Controller since 2006 and as Associate Director and Assistant Controller from 2004 to 2006. Mr. Pieper has been designated as an executive officer.
John W. Pietrowicz, 49. Mr. Pietrowicz has served as our Senior Managing Director, Business Development and Corporate Finance since 2010. Mr. Pietrowicz joined us in 2003 and since then has held various positions of increasing responsibility, including his most recent position of Managing Director and Deputy Chief Financial Officer from 2009 to 2010 and Managing Director, Corporate Finance and Treasury from 2006 to 2009.
Linda Rich, 50. Ms. Rich has served as our Senior Managing Director, Government Relations and Legislative Affairs since April 2012. Prior to assuming her current role, Ms. Rich served as Managing Director, Government Relations and Legislative Affairs since joining us in 2010. Before joining the company, Ms. Rich served as Senior Vice President, Government Relations for NYSE Euronext. Her background also includes serving as senior counsel to the U.S. House of Representatives Committee on Financial Services and as counsel to the U.S. House of Representatives Committee on Commerce.
Derek Sammann, 45. Mr. Sammann has served as our Senior Managing Director, Financial Products and Services since 2009. He previously served as our Global Head of Foreign Exchange Products since joining us in 2006. Prior to joining us, Mr. Sammann served as Managing Director, Global Head of FX Options and Structured Products at Calyon Corporate and Investment Bank in London from 1997 to 2006.
Kimberly S. Taylor, 52. Ms. Taylor has served as our President, CME Clearing since 2004 and as Managing Director, Risk Management in the Clearing House Division from 1998 to 2003. Ms. Taylor has held a variety of positions in the clearing house, including Vice President and Senior Director. She joined us in 1989.  Ms. Taylor has been designated as an executive officer.
Sean Tully, 50. Mr. Tully has served as Senior Managing Director, Interest Rates and OTC Products of CME Group since February 2014. Previously, he served as Managing Director, Interest Rate and OTC Products since October 2013 and as our Managing Director, Interest Products since joining us in 2011. Before joining the company, Mr. Tully most recently served as Managing Director, Global Head of Fixed Income Trading at WestLB in London.
Kendal Vroman, 42. Mr. Vroman has served as our Senior Managing Director, Commodity Products & Services and OTC Solutions since October 2013. Previously he served as our Senior Managing Director, Commodity and Information Products & Services since 2010 and as Managing Director and Chief Corporate Development Officer from 2008 to 2010. Mr. Vroman joined us in 2001 and since then has held positions of increasing responsibility, including most recently as Managing Director, Corporate Development and Managing Director, Information and Technology Services.
Scot E. Warren, 50. Mr. Warren has served as our Senior Managing Director, Equity Index Products and Index Services since 2010. Mr. Warren previously served as our Managing Director, Equity Products since joining us in 2007. Prior to that, Mr. Warren worked for Goldman Sachs as its Vice President, Manager Trading and Business Analysis Team. Prior to Goldman Sachs, Mr. Warren managed equity and option execution and clearing businesses for ABN Amro in Chicago and was a Senior Consultant for Arthur Andersen & Co. for financial services firms.
Julie Winkler, 39. Ms. Winkler has served as Senior Managing Director, Research and Product Development of CME Group since February 2014. Previously, she served as Managing Director, Research and Product Development since 2007.

Robert Zagotta, 49. Mr. Zagotta has served as Senior Managing Director, Products and Services of CME Group since July 2012. Prior to joining the company, Mr. Zagotta most recently served as Executive Vice President, Business Strategy and Execution for Project Leadership Associates (PLA) from 2007 to July 2012, where he worked with CME Group on a number of strategic consulting assignments. Before joining PLA, Mr. Zagotta was CEO and Co-Founder of Fourth Floor Consulting, which was acquired by PLA, and a Senior Manager at PricewaterhouseCoopers. Mr. Zagotta has been designated as an executive officer.

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
In 2013 and 2012, we estimate that approximately 22% and 21% of our electronic trading volume originated from outside of the United States. The following table shows the percentage of our total contract volume on our Globex electronic trading platform generated during non-U.S. hours and through our international hubs for the last three years.

	2013	2012	2011
Trading during non-U.S. hours	18%	17%	16%
Trading through telecommunication hubs	15%	15%	8%
AVAILABLE INFORMATION
Our website is www.cmegroup.com. Information made available on our website does not constitute part of this document. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance materials, including our Corporate Governance Principles, Director Conflict of Interest Policy, Board of Directors Code of Ethics, Categorical Independence Standards, Employee Code of Conduct and the charters for all the standing committees of our board, also may be found on our website. Copies of these materials also are available to shareholders free of charge upon written request to Shareholder Relations, Attention Ms. Beth Hausoul, CME Group Inc., 20 South Wacker Drive, Chicago, Illinois 60606.
ITEM 1A.    RISK FACTORS
In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the factors discussed below, which are the risks we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
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
Our revenue is substantially dependent on the contract volume in our markets. Our contract volume is directly affected by domestic and international factors that are beyond our control, including:

•	economic, political and geopolitical market conditions;

•	legislative and regulatory changes, including any direct or indirect restrictions on or increased costs associated with trading in our markets;

•	broad trends in the industry and financial markets;

•	changes in price levels, contract volumes and volatility in the derivatives markets and in underlying equity, foreign exchange, interest rate and commodity markets;

•	shifts in global or regional demand or supply in commodities underlying our products;

•	competition;

•	changes in government monetary policies, especially central bank decisions related to quantitative easing;

•	availability of capital to our market participants and their appetite for risk-taking;

•	levels of assets under management;

•	volatile weather patterns, droughts, natural disasters and other catastrophes; and

•	consolidation in our customer base and within our industry.
Any one or more of these factors may contribute to reduced activity in our markets. Historically, periods of heightened uncertainty have tended to increase our trading volume due to increased hedging activity and the increased need to manage the risks associated with, or speculate on, volatility in the U.S. equity markets, fluctuations in interest rates and price changes in the foreign exchange, commodity and other markets. However, as evidenced by our past performance, in the period after a material market disturbance, there may persist extreme uncertainties which may lead to decreased volume due to factors such as reduced risk exposure, lower interest rates, central bank asset purchase programs and lack of available capital. The shifts in market trading patterns we experienced as a result of the financial disturbance of 2008 may or may not recur in the future, and our business will be affected by future economic uncertainties which may result in decreased trading volume and a more difficult business environment for us. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.
We operate in a heavily regulated environment that imposes significant costs and competitive burdens on our business.
We are primarily subject to the jurisdiction of the regulatory agencies in the United States and the United Kingdom. We also are subject to varying levels of regulation by foreign jurisdictions that permit our exchanges to offer our products and services to their citizens.
Due to the global financial crisis that began in 2008, the United States and numerous other governments have undertaken reviews of the existing legal framework governing financial markets and have either passed new laws and regulations, or are in the process of debating or enacting new laws and regulations that will impact our business. While certain of these changes may have a positive impact on our business, some of these changes could adversely affect our business, including areas of regulatory focus discussed under "Item 1 – Business – Regulatory Matters" beginning on page 10. Compliance with regulations may require us and our customers to dedicate significant financial and operational resources that could result in some participants leaving our markets or decreasing their trading activity, which would negatively affect our profitability. We have incurred and expect to continue to incur significant additional costs to comply with the extensive regulations that apply to our business. To the extent the regulatory environment following the implementation of Dodd-Frank and other financial reform regulations is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.
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
Our clearing houses seek to offer customers, intermediaries and clearing firms universal access in order to maximize the efficient use of capital, exercise appropriate oversight of value at risk and maintain operating leverage from clearing activities. Our strategic business plan is to operate an efficient and transparent vertically integrated transaction execution, clearing and settlement business for our futures and options on futures business. Some of our clearing firms have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as part of for-profit enterprises. Some of these firms, along with certain industry associations, have sought, and may seek in the future, legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. If these legislative or regulatory changes are adopted, our revenues and profits could be adversely affected.
We face intense competition from other companies, including some of our members. If we are not able to successfully compete, our business, financial condition and operating results will be materially harmed.
The industry in which we operate is highly competitive and we expect competition to continue to intensify, especially in light of the implementation of Dodd-Frank and other reforms of the financial services industry. We believe portions of Dodd-Frank and the corresponding regulations with respect to mandatory clearing and organized trading provide opportunities for our business. However, other portions of Dodd-Frank and the regulatory structure being implemented could negatively impact our business and our ability to compete effectively. We encounter competition in all aspects of our business, including from entities having substantially greater capital and resources, offering a wide range of products and services and in some cases operating under a different and possibly less stringent regulatory regime. We face competition from other futures, securities and securities option exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large industry participants; swap execution facilities; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and others. Many of our competitors and potential competitors have greater financial, marketing, technological and personnel resources than we do.
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
If our products, markets and services are not competitive, our business, financial condition and operating results will be materially harmed. A decline in our fees or loss of customers could lower our revenues, which would adversely affect our profitability.
Please see "Item 1 – Business – Competition" beginning on page 9 for additional information on the competitive environment and its potential impact on our business.
Our contract volume, and consequently our revenues and profits, would be adversely affected if we are unable to retain our current customers or attract new customers.
The success of our business depends, in part, on our ability to maintain and increase our contract volume. To do so, we must maintain and expand our product offerings, our customer base and our trade execution and clearing facilities. Our success also depends on our ability to offer competitive prices and services in an increasingly price-sensitive business. For example, in recent years, some of our competitors have engaged in aggressive pricing strategies, such as lowering the fees that they charge for taking liquidity and increasing liquidity payments or rebates. We cannot provide assurances that we will be able to continue to expand our product lines, that we will be able to retain our current customers or attract new customers or that we will not be required to modify our pricing structure to compete effectively. Changes in our pricing structure may result in a decrease in our profit margin. We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 11% and one firm represented 10% of our clearing and transaction fees revenue for 2013. Should a clearing firm withdraw, our experience indicates that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. However, there is the possibility we would lose a portion of the customer business. Additionally, from time to time, certain customers may represent a significant portion of the open interest in our individual product lines or contracts. If we fail to maintain our contract volume; expand our product offerings or execution facilities; or lose a substantial number of our current customers, or a subset of customers representing a significant percentage of contract volume in a particular product line; or are unable to attract new customers, our business and revenues will be adversely affected. Furthermore, declines in contract volume due to loss of customers may negatively impact market liquidity, which could lead to further loss of contract volume.
As a financial services provider, we are subject to significant litigation risk and potential securities law liability.
Many aspects of our business involve substantial litigation risks. While we generally are protected by our rules limiting liability for system failures and certain forms of negligence and by statutory limits on private causes of actions in cases where we have not behaved in bad faith, we could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated and/or direct actions brought by the SEC and the CFTC. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction, that we provided materially false or misleading statements in connection with a transaction or that we failed to effectively carryout our regulatory oversight responsibilities. Dissatisfied customers frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We may become subject to these claims as a result of failures or malfunctions of our systems and services we provide. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us could have a material adverse effect on our business and our reputation.
Our role in the global marketplace places us at greater risk than other public companies for a cyber attack and other cyber security risks. Our networks and those of our third-party service providers may be vulnerable to security risks, which could result in wrongful use of our information or cause interruptions in our operations that cause us to lose customers and contract volume, and result in substantial liabilities. We also could be required to incur significant expense to protect our systems and/or investigate any alleged attack.
We regard the secure transmission of confidential information and the ability to continuously transact and clear on our electronic trading platforms as critical elements of our operations. Our networks and those of our third-party service providers and our customers may be vulnerable to unauthorized access, fraud, computer viruses, denial of service attacks, terrorism, firewall or encryption failures and other security problems. Groups have targeted the financial services industry and our role in the global marketplace places us at greater risk than other public companies for a cyber attack and other information security risks. In July 2013, we were the victim of a cyber intrusion. Although we maintain sophisticated systems, teams and processes to prevent such incidents, and took significant actions to address the incident, we learned that certain customer information was compromised. We incurred expenses of $16.0 million related to our response to the event. Any future alleged incidents could result in substantial costs and liability to us and diversions of our resources, and may distract the attention of management from the ongoing operation of our business.
Additionally, our role as a leading derivatives marketplace and the operation of our CME Globex electronic trading platform may place us at greater risk for misappropriation of our intellectual property. For example, in 2012, a former employee of CME Group pled guilty to theft of our trade secrets. Other persons who circumvent security measures could wrongfully use our information or cause interruptions or malfunctions in our operations.
As part of our global information security program, we employ resources to monitor and protect our environment and infrastructure against such cyber attacks and the potential misappropriation of our intellectual property assets. However, these measures may prove insufficient depending upon the attack or threat posed, which could result in system failures and delays, loss of customers and lower contract volume, and negatively affect our competitive advantage and result in substantial costs and liabilities.
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

RISKS RELATING TO OUR BUSINESS
The success of our markets depends on our ability to complete development of, successfully implement and maintain the electronic trading systems that have the functionality, performance, reliability and speed required by our customers.
The success of our business depends in large part on our ability to create interactive electronic marketplaces, in a wide range of derivatives products, that have the required functionality, performance, capacity, reliability and speed to attract and retain customers. A significant portion of our overall volume is generated through electronic trading on our CME Globex electronic platform.
We must continue to enhance our electronic trading platform to remain competitive. As a result, we will continue to be subject to risks, expenses and uncertainties encountered in the rapidly evolving market for electronic transaction services. These risks include our failure or inability to:

•	provide reliable and cost-effective services to our customers;

•	develop, in a timely manner, the required functionality to support electronic trading in our key products in a manner that is competitive with the functionality supported by other electronic markets;

•	match fees of our competitors;

•	attract independent software vendors to write front-end software that will effectively access our electronic trading system and automated order routing system;

•	respond to technological developments or service offerings by competitors; and

•	generate sufficient revenue to justify the substantial capital investment we have made and will continue to make to enhance our electronic trading platform.
If we do not successfully enhance our electronic trading platform, or our current or potential customers do not adopt it, our revenues and profits will be adversely affected. Additionally, we rely on our customers' ability to have the necessary back office functionality to support our new products and our trading and clearing functionality. To the extent our customers are not prepared and/or lack the resources or infrastructure, the success of our new initiatives may be compromised.
In addition, if we are unable to develop our electronic trading systems to include other products and markets, or if our electronic trading systems do not have the required functionality, performance, capacity, reliability and speed, we may not be able to compete successfully in an environment that is dominated by electronic trading.
If we experience systems failures or capacity constraints, our ability to conduct our operations and execute our business strategy could be materially harmed and we could be subjected to significant costs and liabilities.
We are heavily dependent on the capacity, reliability and security of the computer and communications systems and software supporting our operations. We receive and/or process a large portion of our trade orders through electronic means, such as through public and private communications networks. Our systems, or those of our third-party providers, may fail or operate slowly, causing one or more of the following to occur:

•	unanticipated disruptions in service to our customers;

•	slower response times;

•	delays in our customers' trade execution;

•	failed settlement of trades;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	security breaches;

•	litigation or other customer claims;

•	loss of customers; and

•	regulatory sanctions.
We cannot assure you that we will not experience systems failures from power or telecommunications failure, acts of God, war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, acts of vandalism or similar occurrences. If any of our systems do not operate properly or are disabled, including as a result of system failure, employee or customer error or misuse of our systems, we could suffer financial loss, liability to customers, regulatory intervention or reputational damage that could affect demand by current and potential users of our market. For example, our co-location facility hosts a significant portion of our customers' infrastructure. While we have undertaken measures to secure such facility and to implement disaster recovery measures, if we were to experience an outage at that location it could have a significant impact on our revenues and reputation.
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
We, as well as many of our customers, depend on third-party suppliers and service providers for a number of services that are important. An interruption or cessation of an important supply or service by any third party could have a material adverse effect on our business, including revenues derived from our customers' trading activity.
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
Our clearing house operations expose us to substantial credit risk of our third party clearing firms and, consequently, a diminishment in their financial resources could adversely affect us.
Our clearing house operations expose us to counterparties with differing risk profiles. We routinely guarantee transactions submitted by our clearing firms with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional customers. Firms in the financial industry have experienced significant uncertainty and negative conditions as a result of the continued fallout from the financial crisis of 2008. We could be adversely impacted by the financial distress or failure of one or more of our clearing firms.
As part of our growth initiatives, we have expanded our clearing services to swaps in addition to standard futures and options on futures products. The process for setting margins and establishing other financial safeguards for swaps differs from our historical practices. Although we believe that we have carefully analyzed the process for setting margins and establishing financial safeguards for swaps, there is no guarantee that our procedures will adequately protect the clearing house in the event of a clearing member default during extreme market conditions.
While we have hired experienced management to oversee the operations of CME Clearing Europe established in 2011, as an organization we have limited experience operating a clearing house outside of the United States.
A substantial part of our working capital may be at risk if a clearing firm defaults on its obligations to the clearing house and its margin and guaranty fund deposits are insufficient to meet its obligations. Although we have policies and procedures to help ensure that our clearing firms can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cure any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect market participants from a default or that we will not be adversely affected in the event of a significant default. In addition, we have established a fund (currently up to $98 million) to provide payments, up to certain maximum levels, to qualified family farmers, ranchers and other agricultural industry participants who use our products and who suffer losses to their segregated account balances if their clearing firm member becomes insolvent.
The required capital and posted collateral of our clearing firms may lose value given the volatility of the market.
To become a clearing member, a firm must meet certain minimum capital requirements and must deposit collateral to meet performance bond and guaranty fund requirements. We accept a variety of collateral to satisfy these requirements, including cash, regulated money market mutual funds, U.S. Treasury securities, U.S. Government Agency securities, letters of credit, gold, equities and foreign sovereign debt, and subject them to established haircuts based on the type of collateral and maturity. There is no guarantee the collateral will maintain its value. To the extent a clearing firm is not compliant with capital, margin or guaranty fund requirements, it would be required to promptly come into compliance by adding capital or collateral, decreasing its proprietary trading activity and/or transferring customer accounts to another clearing firm. These actions could result in a decrease in trading activity in our products.
Intellectual property rights licensed from third party price reporting agencies form the basis for many of our products from which we derive a significant portion of our volume and revenue. Recent regulatory scrutiny into such benchmarks could have a negative impact on our ability to offer such products.
We are significantly dependent on the contract volume of products which are based on intellectual property rights of indexes derived from third-party price reporting agencies, including our benchmark Eurodollar contract, which is based on LIBOR. To comply with CFTC core principles, we must be able to demonstrate that our products may not be readily subject to manipulation. Our inability to offer products based on these indexes could have a negative impact on our contract volume and revenues.
Our market data revenues may be reduced by decreased demand, poor overall economic conditions or a significant change in how market participants trade and use market data.
We sell our market data to individuals, trading institutions and other organizations that use our information services to participate in our markets and/or monitor general economic conditions. Excluding our index market data offerings, revenues from our market data and information services represented 11% and 12% of our total revenues, during the years ended December 31, 2013 and 2012, respectively. A decrease in overall contract volume may lead to a decreased demand for our market data. For example, in both 2013 and 2012, we experienced a decrease in the average number of market data devices due to the continued economic uncertainty, continued high unemployment levels in the financial services sector and aggressive cost cutting initiatives at customer firms and legacy incentive programs tied to trading terminals. In 2013, we announced a series of policy changes and price increases effective over 2014 and 2015 that should result in increased market data and information services revenue. However, we cannot guarantee that the changes or increased cost will not result in a reduction of the total number of paid subscriptions as users review their business needs for our services.
We may have difficulty executing our growth strategy and maintaining our growth effectively.
We continue to focus on strategic initiatives to grow our business, including our efforts to serve the over-the-counter market and to distribute our products and services on a global basis. There is no guarantee that our efforts will be successful. Continued growth will require additional investment in personnel, facilities, information technology infrastructure and financial and management systems and controls and may place a significant strain on our management and resources. For example, if we encounter limited resources, we may be required to increase our expenses to obtain the necessary resources, defer existing initiatives or not pursue certain opportunities. We may not be successful in implementing all of the processes that are necessary to support our growth organically or, as described below, through acquisitions, other investments or strategic alliances. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with our growth, our future profitability could be adversely affected, and we may have to incur significant expenditures to address the additional operational and control requirements as a result of our growth.

There is no guarantee that our over-the-counter initiatives will be successful.
Our goal is to provide a comprehensive multi-asset class clearing solution to the marketplace for maximum operational ease and the capital efficiency that comes with connecting to our clearing houses. We offer clearing services for cleared over-the-counter derivatives, including interest rate swaps, credit default swaps, foreign exchange and commodities. Our strategy also includes extending our over-the-counter services into other asset classes, as well as enhancing our CME ClearPort functionality to support additional products. While we believe the implementation of Dodd-Frank creates new opportunities for us to expand our over-the-counter offerings, the current regulatory environment for trading and clearing these products remains uncertain. We cannot be certain that we will be able to operate profitably under the new legislation. For example, provisions within Dodd-Frank include changes to the CFTC's core principles, specifically Core Principle 9, which could require us to make modifications to the manner in which certain of our contracts trade and/or require that such products be de-listed as futures and re-listed as swaps. Also, numerous capital changes and provisions in Basel III may result in uncleared, bilateral over-the-counter derivatives being less expensive than cleared derivatives. In addition, a number of market participants and exchanges have developed competing platforms and products, including new swap execution facilities. We cannot be certain that we will be able to compete effectively or that our initiatives will be successful.
We intend to continue to explore acquisitions, other investments and strategic alliances. We may not be successful in identifying opportunities or in integrating the acquired businesses. Any such transaction may not produce the results we anticipate, which could adversely affect our business and our stock price.
We intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our business and grow our company. We may make acquisitions or investments or enter into strategic partnerships, joint ventures and other alliances. The market for such transactions is highly competitive, especially in light of the increasing consolidation in our industry. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance future transactions on terms favorable to us. To the extent the trend of consolidation in our industry continues, we may encounter increased difficulties in identifying growth opportunities. We may finance future transactions by issuing additional equity and/or debt. The issuance of additional equity in connection with any future transaction could be substantially dilutive to our existing shareholders. The issuance of additional debt could increase our leverage substantially. The process of integration also may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. To the extent we enter into joint ventures and alliances, we may experience difficulties in the development and expansion of the business of any newly formed ventures, in the exercise of influence over the activities of any ventures in which we do not have a controlling interest, as well as encounter potential conflicts with our joint venture or alliance partners. We may not realize the anticipated growth and other benefits from growth initiatives we have made or will make in the future, which may have an adverse impact on our financial condition and operating results. We also may be required to take an impairment charge in our financial statements relating to our acquisitions and/or investments, which could negatively affect our stock price.
Expansion of our global operations involves special challenges that we may not be able to meet, which could adversely affect our financial results.
We plan to continue to expand our global operations, including through CME Clearing Europe, the launch of CME Europe; our European trade repository; directly placing order entry terminals with customers outside the United States; and by relying on distribution systems established by our current and future strategic alliance partners. We face certain risks inherent in doing business in international markets, particularly in the regulated derivatives exchange business. These risks include:

•	becoming subject to extensive regulations and oversight;

•	difficulties in staffing and managing foreign operations;

•	general economic and political conditions in the countries from which our markets are accessed, which may have an adverse effect on our volume from those countries; and

•	potentially adverse tax consequences.
We cannot assure you that we will be successful in marketing our products and services in international markets. We also may experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, management of foreign exchange risk, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of our international operations and, consequently, on our business, financial condition and operating results.

Our compliance and risk management programs might not be effective and may result in outcomes that could adversely affect our reputation, financial condition and operating results.
In the normal course of our business, we discuss matters with our regulators raised during regulatory examinations, or we may otherwise become subject to their inquiry and oversight. The CFTC has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke our designation as a contract market or the registration of any of our officers or employees who violate applicable laws or regulations. Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, review and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of alleged non-compliance with applicable laws or regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which could be significant. Any of these outcomes may adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to conduct our business. In 2013, the CFTC filed suit against NYMEX and two former employees alleging disclosure of confidential customer information in violation of the Commodity Exchange Act. Based on our initial review of the complaint, we believe that we have strong factual and legal defenses to the claim.
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
There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees and agents, including employees of GFX Corporation, our wholly-owned subsidiary that engages in proprietary trading to generate liquidity, could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use or unauthorized disclosure of confidential information. Misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees and agents also may commit errors that could subject us to financial claims for negligence, as well as regulatory actions, or result in our voluntary assumption of financial liability.
We may not be able to protect our intellectual property rights, which may materially harm our business.
We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and other parts of the world. We have registered many of our most important trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We attempt to protect our intellectual property rights by relying on trademarks, copyright, database rights, trade secrets, restrictions on disclosure and other methods. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. For example, in 2012 a former employee of CME Group pled guilty to theft of our trade secrets. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could adversely affect our business.
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
RISKS RELATING TO AN INVESTMENT IN OUR CLASS A COMMON STOCK
Our indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations. We might still be able to incur more debt, intensifying these risks.
As of December 31, 2013, we had approximately $2.9 billion of total indebtedness, of which $750.0 million was paid down in February 2014, and we had excess borrowing capacity for general corporate purposes under our existing facilities of approximately $1.8 billion.
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
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our debt service obligations. In addition, the agreements governing our outstanding indebtedness do not significantly limit our ability to incur additional indebtedness, which could increase the risks described above to the extent that we incur additional debt. Our U.S. exchanges and clearing house also are required to maintain capital as defined by the CFTC equal to at least twelve months of their applicable projected operating expenses.
Any reduction in our credit rating could increase the cost of our funding from the capital markets.
Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us. Their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, such as conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets over the last few years, there can be no assurance that we will maintain our current ratings. In the past, we have experienced ratings downgrades. Our failure to maintain our ratings could adversely affect the cost and other terms upon which we are able to obtain funding, and increase our cost of capital. Additionally, if our ratings are downgraded below investment grade due to a change of control, we are required to make an offer to repurchase all of our fixed-rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
Our investment in BM&FBOVESPA subjects us to investment and currency risk.
We own an interest in BM&FBOVESPA representing approximately 5% of its outstanding shares, which had a fair value of $473.1 million as of December 31, 2013. As an exchange, its ability to maintain or expand its contract volume and operate its business is subject to the same types of risks to which we are subject. Additionally, its stock is valued in Brazilian real, which subjects us to currency risk. There is no guarantee that our investment in BM&FBOVESPA will be profitable.
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
Our cost structure is largely fixed. We base our cost structure on historical and expected levels of demand for our products and services. If demand for our products and services and our resulting revenues decline, we may not be able to adjust our cost structure on a timely basis. In that event, our profitability would be adversely affected.
Seventeen of our board members own trading rights or are officers or directors of firms that own trading rights on our exchanges. As members, these individuals may have interests that differ from or conflict with those of shareholders who are not also members. Our dependence on the trading and clearing activities of our members, combined with their rights to elect directors, may enable them to exert substantial influence over the operation of our business.
Seventeen of our directors own or are officers or directors of firms that own trading rights on our exchanges. We are dependent on the revenues from the trading and clearing activities of our members. In 2013, 80% of our contract volume was derived from our members. This dependence may give them substantial influence over how we operate our business.
Many of our members and clearing firms derive a substantial portion of their income from their trading or clearing activities on or through our exchanges. In addition, trading rights on our exchanges have substantial independent value. The amount of income that members derive from their trading, brokering and clearing activities and the value of their trading rights are, in part, dependent on the fees they are charged to trade, broker, clear and access our markets, and the rules and structure of our markets. As a result, members may not have the same economic interests as holders of our Class A common stock. In addition, our members may have differing interests among themselves depending on the roles they serve in our markets, their methods of trading and the products they trade. Consequently, members may advocate that we enhance and protect their clearing and trading opportunities and the value of their trading privileges over their investment in our Class A common stock, if any.
Our members have been granted special rights, which protect their trading privileges, require that we maintain open outcry trading until volumes are not significant and, in the case of our Class B shareholders, provide them with special board representation.
Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. Additionally, our Class B shareholders, who are members of our CME exchange, also are entitled to elect six directors to our board even if their Class A share ownership interest is very small or non-existent. In connection with these rights, our ability to take certain actions that we may deem to be in the best interests of the company and its shareholders, including actions relating to the operation of our open outcry trading facilities and certain pricing decisions, may be limited by the rights of our members.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Our global headquarters are located in Chicago, Illinois, at 20 South Wacker Drive. The following is a description of our key locations and facilities. In November 2013, we sold the NYMEX building located at One North End and entered into a lease-back arrangement. In January 2014, we sold our interests in the building we acquired in connection with the acquisition of KCBT.

Location	Primary Use	Owned/Leased	Lease Expiration	Approximate Size (in square feet)(1)
20 South Wacker Drive Chicago, Illinois	Global headquarters and office space	Leased	2022(2)	490,000
141 West Jackson Chicago, Illinois	Chicago trading floor and office space	Leased	2027(3)	150,000
333 S. LaSalle Chicago, Illinois	Chicago trading floor and office space	Owned	N/A	300,000
550 West Washington Chicago, Illinois	Office space	Leased	2023	250,000
One North End New York, New York	New York trading floor, office space and business continuity	Leased	2028(4)	450,000
One New Change London	Office space	Leased	2026	40,000
Annex Data Center Chicagoland area	Business continuity	Leased	2019	100,000
Remote Data Center Chicagoland area	Business continuity	Leased	2017	50,000
Data Center 3 Chicagoland area	Business continuity and co-location	Owned	N/A	430,000

(1)	Size represents the amount of space leased or owned by us unless otherwise noted.

(2)	The initial lease expires in 2022 with two consecutive options to extend the term for seven and ten years, respectively.

(3)	The initial lease expires in 2027 and contains options to extend the term and expand the premises.

(4)	The initial lease expires in 2028 and contains options to extend the term and expand the premises. In 2016 and 2019, the premises will be reduced to 240,000 and 225,000 square feet, respectively.
We also lease other office space around the world and have also partnered with major global telecommunications carriers in connection with our telecommunications hubs whereby we place data cabinets within the carriers’ existing secured data centers. We believe our facilities are adequate for our current operations and that additional space can be obtained if needed.

ITEM 3.	LEGAL PROCEEDINGS
See “Legal and Regulatory Matters” in Note 13. Contingencies to the Consolidated Financial Statements beginning on page 79 for CME Group’s legal proceedings disclosure which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Class A Common Stock
Our Class A common stock is currently listed on NASDAQ under the ticker symbol “CME.” As of February 12, 2014, there were approximately 2,970 holders of record of our Class A common stock.
The following table sets forth the high and low sales prices per share of our Class A common stock on a quarterly basis, as reported on NASDAQ.

2013	High	Low	2012	High	Low
First Quarter	$63.14	$51.34	First Quarter	$59.73	$45.20
Second Quarter	77.28	58.53	Second Quarter	58.24	50.70
Third Quarter	77.61	70.47	Third Quarter	59.35	49.83
Fourth Quarter	84.64	72.04	Fourth Quarter	57.89	50.12
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
Class B shares and the associated trading rights are bought and sold or leased through our shareholder relations and membership services department. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be determined by the value of our Class A common stock. As of February 12, 2014, there were approximately 1,650 holders of record of our Class B common stock.
Dividends
The following table sets forth the dividends we paid on our Class A and Class B common stock in the last two years:

Record Date	Dividend per Share	Record Date	Dividend per Share
March 8, 2013	$0.45	March 9, 2012	$0.45
June 10, 2013	0.45	March 9, 2012	0.60
September 10, 2013	0.45	June 8, 2012	0.45
December 10, 2013	0.45	September 10, 2012	0.45
December 27, 2013	2.60	December 10, 2012	0.45
		December 17, 2012	1.30
We intend to continue to pay a regular quarterly dividend to our shareholders according to our annual dividend policy, which remains at approximately 50% of the prior year's cash earnings. The decision to declare a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. On February 5, 2014, the board of directors declared a regular quarterly dividend of $0.47 per share. The dividend will be payable on March 25, 2014, to shareholders of record on March 10, 2014. Assuming no changes in the number of shares outstanding, the total first quarter dividend payment will be approximately $156.9 million. The board of directors also declared an additional, annual variable dividend of $2.60 per share on December 11, 2013 paid on January 14, 2014 to the shareholders of record on December 27, 2013. In general, the amount of the annual variable dividend will be determined at the end of each year, and the level will increase or decrease from year to year based on operating results, potential merger and acquisition activity, and other forms of capital return including regular dividends and share buybacks during the prior year. The annual variable dividend related to 2012 operations was accelerated to the fourth quarter of 2012 due to uncertainty surrounding dividend income tax treatment beginning in 2013.

The indentures governing our fixed rate notes, our 364-day clearing house credit facility for $7.0 billion and our $1.8 billion multi-currency revolving senior credit facility, do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company, which could indirectly affect the ability to pay dividends.
For example, under our senior credit facility, we are required to remain in compliance with a consolidated net worth test, defined as our consolidated shareholders’ equity as of September 30, 2012 after giving effect to actual share repurchases made and special dividends paid (including annual variable dividends), but only up to the amount of such repurchases and dividends publicly announced and made or paid after September 30, 2012 (and in no event greater than $2.0 billion in the aggregate for such repurchases and dividends during the term of the agreement), multiplied by 0.65. In addition, our 364-day clearing house credit facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as consolidated shareholder’s equity less intangible assets (as defined in the agreement), of not less than $800.0 million.
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

PERFORMANCE GRAPH
The following graph and table compares the cumulative five-year total return provided shareholders on our Class A common stock relative to the cumulative total returns of the S&P 500 index and our customized peer group. The peer group includes CBOE Holdings, Inc., IntercontinentalExchange Group, Inc. and The Nasdaq OMX Group Inc. In November 2013, IntercontinentalExchange, Inc. and NYSE Euronext merged to form IntercontinentalExchange Group, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer group and the S&P 500 index on December 31, 2008 and its relative performance is tracked through December 31, 2013.
The stock price performance included in this graph is not necessarily indicative of future stock price performance

	2009	2010	2011	2012	2013
CME Group Inc.	$164.29	$159.80	$123.56	$137.54	$225.58
S&P 500	126.46	145.51	148.59	172.37	228.19
Peer Group	110.83	122.68	127.41	133.79	235.92

Unregistered Sales of Equity Securities

During the past three years there have not been any unregistered sale of equity securities.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31	90	$74.80	—	$—
November 1 to November 30	—	—	—	—
December 1 to December 31	12,936	81.51	—	—
Total	13,026		—
 _______________

(1)	Shares purchased consist of an aggregate of 13,026 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA
On March 18, 2010, the Board of Trade of the City of Chicago, Inc. (CBOT) acquired a 90% ownership interest in CME Group Index Services LLC (Index Services), a business venture with Dow Jones & Company (Dow Jones). In June 2012, the company contributed certain Dow Jones Index assets and liabilities (DJI asset group) owned by Index Services to S&P/Dow Jones Indices LLC (S&P/DJI), a new business venture with The McGraw-Hill Companies Inc. (McGraw) and acquired a 24.4% interest in S&P/DJI. As part of the transaction with McGraw, the company also sold Credit Market Analysis Ltd. to McGraw. CBOT acquired The Board of Trade of Kansas City, Missouri, Inc. (KCBT), on November 30, 2012. In April 2013, the company acquired the remaining 10% non-controlling interest in Index Services. As a result of the purchase of the non-controlling interest, the company's interest in S&P/DJI increased to 27%.
The following data includes the financial results of CMA through June 30, 2012 and the financial results of KCBT beginning November 30, 2012. Assets and liabilities contributed or sold as part of the transaction with McGraw are excluded from the following data beginning on June 30, 2012, while the financial results of the company's 24.4% interest in S&P/DJI are included in the following data beginning on June 30, 2012. The financial results of the company's increased ownership interest in S&P/DJI to 27% interest are included as of April 2013.

	Year Ended or At December 31
(in millions, except per share data)	2013	2012	2011	2010	2009
Income Statement Data:
Total revenues	$2,936.3	$2,914.6	$3,280.6	$3,003.7	$2,612.8
Operating income	1,637.0	1,692.0	2,021.1	1,831.1	1,589.1
Non-operating income (expense)	(36.0)	1.4	(84.6)	(109.2)	(151.6)
Income before income taxes	1,601.0	1,693.4	1,936.5	1,721.9	1,437.5
Net income attributable to CME Group	976.8	896.3	1,812.3	951.4	825.8
Earnings per common share attributable to CME Group:
Basic	$2.94	$2.71	$5.45	$2.87	$2.49
Diluted	2.92	2.70	5.43	2.86	2.48
Cash dividends per share	4.40	3.70	1.12	0.92	0.92
Balance Sheet Data:
Total assets	$54,277.8	$38,863.2	$40,758.7	$35,046.1	$35,651.0
Short-term debt	749.9	749.7	—	420.5	299.8
Long-term debt	2,107.2	2,106.8	2,106.8	2,104.8	2,014.7
CME Group Shareholders’ equity	21,154.8	21,419.1	21,552.0	20,060.1	19,301.0

The following table presents key statistical information on the volume of contracts traded, expressed in round turn trades, and notional value of contracts traded. The 2013 volume data includes the average daily volume for KCBT products beginning January 1, 2013. All amounts exclude our interest rate swaps, credit default swaps, CME Clearing Europe and TRAKRS contracts.

	Year Ended or At December 31
(in thousands, except notional value)	2013	2012	2011	2010	2009
Average Daily Volume:
Product Lines:
Interest rate	5,903	4,834	6,030	5,449	4,260
Equity	2,642	2,560	3,238	2,907	2,916
Foreign exchange	886	845	922	919	624
Agricultural commodity (1)	1,053	1,140	1,087	914	741
Energy	1,676	1,692	1,775	1,662	1,492
Metal	386	352	387	316	225
Total Average Daily Volume	12,546	11,423	13,439	12,167	10,258
Method of Trade:
Electronic	10,826	9,739	11,350	10,120	8,290
Open outcry	1,040	1,045	1,398	1,402	1,310
Privately negotiated (2)	680	639	691	645	658
Total Average Daily Volume	12,546	11,423	13,439	12,167	10,258
Other Data:
Total Notional Value (in trillions)	925	806	1,068	994	813
Total Contract Volume (round turn trades)	3,161,477	2,890,036	3,386,716	3,078,149	2,584,891
Open Interest at Year End (contracts)	83,726	69,894	78,318	84,873	78,102
(1) The agricultural commodity product line does not include the agricultural commodity contract volume for KCBT in 2012. The average daily volume for KCBT's agricultural commodity contracts was 16,100 during December 2012.
(2) Privately negotiated venue average daily volume includes both traditional block trades as well as what was historically categorized as CME ClearPort.

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

•	Recent Accounting Pronouncements: Includes an evaluation of recent accounting pronouncements and the potential impact of their future adoption on our financial results.

•	Results of Operations: Includes an analysis of our 2013, 2012 and 2011 financial results and a discussion of any known events or trends which are likely to impact future results.

•	Liquidity and Capital Resources: Includes a discussion of our future cash requirements, capital resources, significant planned expenditures and financing arrangements.
In March 2010, the Board of Trade of the City of Chicago, Inc. (CBOT) acquired a 90% ownership interest in CME Group Index Services LLC (Index Services), a business venture with Dow Jones & Company (Dow Jones). The discussion and analysis that follow includes the financial results of Index Services beginning March 19, 2010. In April 2013, CBOT purchased the remaining 10% non-controlling interest in Index Services.
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
References in this discussion and analysis to “we” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), CBOT and New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX), collectively, unless otherwise noted.
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
Our exchange consists of designated contract markets for the trading of futures and options on futures contracts. We also clear futures, options on futures and over-the-counter contracts through our two clearing organizations: CME Clearing, which is a division of CME, and CMECE. Futures contracts, options on futures contracts and over-the-counter contracts provide investors with vehicles for protecting against, and potentially profiting from, price changes in financial instruments and physical commodities.
We are a global exchange with customer access available virtually all over the world. Our customers consist of professional traders, financial institutions, individual and institutional investors, major corporations, manufacturers, producers and governments. Customers include both members of the exchange and non-members.
We offer our customers the opportunity to trade futures contracts and options on futures contracts on a range of products including those based on interest rates, equities, foreign exchange, agricultural commodities, energy and metals. We also clear over-the-counter contracts on a range of products including those based on interest rates, credit default, foreign exchange, agricultural commodities, energy and metals.
Our products provide a means for hedging, speculating and allocating assets. We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers.

Most of our products are available for trading through our electronic trading platform and our open outcry trading floors. These execution facilities offer our customers immediate trade execution and price transparency. In addition, trades can be executed through privately negotiated transactions that are cleared and settled through our CME and CMECE clearing houses.
Our clearing houses clear, settle and guarantee futures and options contract traded through our exchange, in addition to cleared over-the-counter products. Our clearing houses performance guarantee is an important function of our business. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing houses as the counterparty to every transaction allows our customers to establish a position with one party and offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for collateral and margining efficiencies.
Business Trends
Economic Environment. Our customers continue to use our markets as an effective and transparent means to manage risk and meet their investment needs despite recent economic uncertainty and volatility. In recent years, trading activity in our centralized markets has fluctuated due to the ongoing uncertainty in the financial markets caused by the United States and European credit crises, fluctuations in the availability of credit, variations in the amount of assets under management as well as the Federal Reserve Bank’s continued zero interest rate policy and quantitative easing. We continue to maintain high quality and diverse products as well as various clearing and market data services which support our customers in any economic environment.
Competitive Environment. Our industry is competitive and we continue to encounter competition in all aspects of our business. We expect competition to continue to intensify, especially in light of recent regulatory reforms in the financial services industry. Competition is influenced by liquidity and transparency of the markets, transaction costs, breadth of product offerings including quality of new product development as well as efficient and innovative technology and connectivity. We believe we are very well situated with respect to these factors. We now face competition from other futures, securities and securities option exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large market participants; swap execution facilities; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers, and others. As markets continue to evolve, we will continue to adapt our trading technology and clearing services to meet the needs of our customers.
Regulatory Environment. Exchange-traded derivatives have historically been subject to extensive regulation. As a result of the widespread difficulties across the economy over recent years, various domestic and foreign governments have undertaken reviews of the existing legal framework governing financial markets and have either passed new laws and regulations or are in the process of enacting new laws and regulations that will apply to our business. Compliance with regulations may require us and our customers to dedicate significant financial and operational resources which could adversely affect our profitability.
Our futures exchanges and our U.S. clearing house are subject to extensive regulation by the Commodity Futures Trading Commission (CFTC), which carries out the regulation of the futures markets in accordance with the provisions of the Commodity Exchange Act, the Commodity Futures Modernization Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). Over the last three years, a number of regulations to implement Dodd-Frank were finalized. While we believe that the new regulations will provide opportunities for our business, the new regulations remain subject to additional rulemaking by various regulators. In 2013, the CFTC designated our U.S. clearing house as a systemically important derivatives clearing organization, which imposes various new procedural and substantive requirements. We have incurred and expect to continue to incur significant additional costs to comply with the provisions of Dodd-Frank and any new regulations.
As a global company with operations and locations around the world, we are also subject to laws and regulations in foreign locations where we do business. The financial services industry in Europe has recently undergone regulatory reform and a re-organization of its regulatory framework. Our European operations are now subject to several regulators, including the Bank of England, the Financial Conduct Authority (FCA) and the European Securities Market Authority (ESMA). We have incurred and expect to continue to incur significant additional costs to comply with the new regulations in Europe.
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

•
Continue to enhance our customer relations to allow us to further cross-sell our products, expand on the strength of our existing benchmark products, launch new products and deepen open interest in our core futures offerings;

•
Globalize our company and business by expanding and diversifying our customer base worldwide and offer customers around the world the most broadly diversified portfolio of benchmark products, increasing our presence in major international financial centers as well as partnering with leading exchanges around the world to make their products available on or through our CME Globex electronic trading platform;

•
Expand our existing customer base and enhance our products and services offerings to meet their risk management needs by targeting cross asset sales, driving international sales and generating new client participation across the world;

•
Extend our capabilities and business in the over-the-counter markets by focusing on new customer onboarding for swaps clearing services, expanding our over-the-counter product offerings and working with the buy- and sell-sides to meet their needs for real-time clearing, risk management and data reporting as market participants move from a compliance phase to an optimization phase; and

•
Establish ourselves as the leading exchange company provider of information products and index services and enhance our intellectual property portfolio. Our business venture with McGraw well-positions us to serve global institutional and retail customers and allows us to continue to be innovative with product development and co-branding across asset classes.

Revenues
Clearing and transaction fees. A majority of our revenue is derived from clearing and transaction fees, which include electronic trading fees, surcharges for privately-negotiated transactions and other volume-related charges for exchange-traded and over-the counter contracts. Because clearing and transaction fees are assessed on a per-contract or notional value basis, revenues and profitability fluctuate with changes in contract volume. In addition to the business trends noted earlier, our contract volume, and consequently our revenues, tend to increase during periods of economic and geopolitical uncertainty as our customers seek to manage their exposure to, or speculate on, the market volatility resulting from uncertainty.
While volume has the most significant impact on our clearing and transaction fees revenue, there are four other factors that also influence this source of revenues:

•	rate structure;

•	product mix;

•	venue, and

•	the percentage of trades executed by customers who are members compared with non-member customers.
Rate structure. Customers benefit from volume discounts and limits on fees as part of our effort to increase liquidity in certain products. We offer various incentive programs to promote trading and clearing in various products and geographic locations. We may periodically change fees, volume discounts, limits on fees, and member discounts, perhaps significantly, based on our review of operations and the business environment.
Product mix. We offer exchange-traded futures and options on futures contracts as well as cleared-only contracts on a wide-ranging set of products based on interest rates, equities, foreign exchange, agricultural commodities, energy, metals and credit default. Rates are varied by product in order to optimize revenue on existing products and to encourage contract volume upon introduction of new products.
Venue. Our exchange is an international marketplace that brings together buyers and sellers mainly through our electronic trading as well as through open outcry trading and privately negotiated transactions. Any customer who is guaranteed by a clearing firm and who agrees to be bound by our exchange rules is able to obtain direct access to our electronic platforms. Open outcry trading is conducted exclusively by our members, who may execute trades on behalf of customers or for themselves.
Typically, customers submitting trades through our electronic platforms are charged fees for using the platforms in addition to the fees assessed on all transactions executed on our exchange. Customers entering into privately negotiated transactions also incur additional charges beyond the fees assessed on other transactions. Privately negotiated transactions include block trades, which are large transactions that are executed between selected parties off the public auction market on CME Globex or the trading floor. Privately negotiated transactions also include volume from CME ClearPort.

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
Access and communication fees. Access and communication fees are charges to members and clearing firms that utilize our various telecommunications networks and communications services. Our communication services include our co-location program as well as the connectivity charges to customers of the CME Globex platform. Our co-location services were launched in January 2012. Access fee revenue varies depending on the type of connection provided to customers.
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
Other revenues also include fees for administrating our Interest Earning Facility (IEF) program, trade order routing, and various services to members and clearing firms. We offer clearing firms the opportunity to invest cash performance bonds in our various IEF offerings. These clearing firms receive interest income, and we receive a fee based on total funds on deposit. In addition, other revenues include trading gains and losses generated by GFX Corporation (GFX), our wholly-owned subsidiary that trades futures contracts in a fully hedged book to enhance liquidity in our electronic markets for certain products. Other revenues may also include gains on sales from operating assets. Lastly, other revenues include rent charged to third party tenants as well as ancillary charges for utilities, parking and miscellaneous services provided to tenants.
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
The bonus component of our compensation and benefits expense is based on our financial performance. Under the performance criteria of our annual incentive plans, the bonus funded under the plans is based on achieving certain financial performance targets established by the compensation committee of our board of directors. The compensation committee has discretion to make equitable adjustments to the cash earnings performance calculation to reflect effects of unplanned operating results or capital expenditures to meet intermediate to long-term growth opportunities.
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

•
Licensing and other fee agreements expense includes license fees paid as a result of contract volume in equity index products, and royalty and broker rebates on energy and metals products as well as revenue sharing on over-the-counter contracts. This expense fluctuates with changes in contract volumes as well as changes in fee structures.

•
Other expenses include marketing and travel-related expenses as well as general and administrative costs. Marketing, advertising and public relations expense includes media, print and other advertising costs, as well as costs associated with our product promotion. Other expenses also include litigation and customer settlements, impairment charges on operating assets, gains and losses on disposals of operating assets and foreign currency transaction gains and losses resulting from changes in exchange rates on certain foreign deposits.

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

•
We use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates. Any ineffective or excluded portion of our hedges is recognized in earnings immediately as gains or losses on derivative investments.

•	Interest and other borrowing costs are associated with various short-term and long-term funding facilities. We also maintain a commercial paper program with various financial institutions.

•	Equity in net gains (losses) of unconsolidated subsidiaries includes income and losses from our investments in S&P/DJI, Dubai Mercantile Exchange and Bursa Malaysia Derivatives Berhad.

•	Other income (expense) includes the net gain related to the contribution of the DJI asset group and the sale of CMA as well as gains related to our former securities lending program.
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

•
Level 2—Inputs are either directly or indirectly observable and corroborated by market data or are based on quoted prices in markets that are not active. Assets and liabilities carried at level 2 fair value generally include asset-backed securities and certain derivatives.

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
Income taxes. Calculation of the income tax provision includes an estimate of the income taxes that will be paid for the current year as well as an estimate of income tax liabilities or benefits deferred into future years. Deferred tax assets are reviewed to determine if they will be realized in future periods. To the extent it is determined that some deferred tax assets may not be fully realized, the assets are reduced to their realizable value by a valuation allowance. The calculation of our tax provision involves uncertainty in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other applicable foreign tax jurisdictions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. If payment of these amounts varies from our estimate, our income tax provision would be reduced or increased at the time that determination is made. This determination may not be known for several years. Past tax audits have not resulted in tax adjustments that would result in a material change to the income tax provision in the year the audit was completed. The effective tax rate, defined as the income tax provision as a percentage of income before income taxes, will vary from year to year based on changes in tax jurisdictions, tax rates and regulations. In addition, the effective tax rate will vary with changes to income that are not subject to income tax and changes in expenses or losses that are not deductible, such as the utilization of foreign net operating losses.
Internal use software costs. Certain internal and external costs that are incurred in connection with developing or obtaining computer software for internal use are capitalized. Software development costs incurred during the planning or maintenance stages of a software project are expensed as incurred, while costs incurred during the application development stage are capitalized and are amortized over the estimated useful life of the software, generally three years. Amortization of capitalized costs begins only when the software becomes ready for its intended use.
RESULTS OF OPERATIONS
2013 Financial Highlights
The comparability of our operating results for the periods presented may be impacted by mergers, acquisitions and disposals of businesses and/or asset groups. Where material, these impacts are discussed in the analysis that follows.
The following summarizes significant changes in our financial performance for the years presented.

				Year-over-Year Change
(dollars in millions, except per share data)	2013	2012	2011	2013-2012	2012-2011
Total revenues	$2,936.3	$2,914.6	$3,280.6	1%	(11)%
Total expenses	1,299.3	1,222.6	1,259.5	6	(3)
Operating margin	56%	58%	62%
Non-operating income (expense)	$(36.0)	$1.4	$(84.6)	n.m.	(102)
Effective tax rate	39%	46%	6%
Net income attributable to CME Group	$976.8	$896.3	$1,812.3	9	(51)
Diluted earnings per common share attributable to CME Group	2.92	2.70	5.43	8	(50)
Cash flows from operating activities	1,280.5	1,219.7	1,346.3	5	(9)
n.m. not meaningful

•
In 2013 when compared with 2012, the increase in total revenues was due to higher contract volume in exchange-traded and over-the-counter products. The overall increase in revenues was partially offset by a decrease in average rate per contract and a decrease in market data and information services revenue resulting from the de-consolidation of the DJI asset group and the sale of CMA in 2012. In 2012 when compared with 2011, the decrease in total revenues was attributable to lower contract volume and a decrease in market data and information services revenue as a result of the de-consolidation of the DJI asset group and the sale of CMA in 2012.

•
The increase in total expenses in 2013 when compared with 2012 was attributable to an increase in compensation and benefits expense related to an increase in salaries and headcount as well as an increase in bonus expense due to improved performance relative to our cash earnings target. Additionally, the loss on the sale of the NYMEX building and associated costs contributed to the overall increase in total expenses. The increases were partially offset by a decline in expenses associated with the DJI asset group and CMA. In 2011, we recognized expenses related to the MF

Global bankruptcy, resulting in a decrease in expenses in 2012 when compared with 2011. Higher compensation and benefits expense partially offset the decrease in operating expenses in 2012 when compared with 2011.

•
In 2012, we recognized a net gain from the contribution of the DJI asset group and the sale of CMA. We also began recognizing our proportionate share of net income from our venture with McGraw in July 2012. In addition, interest expense increased from 2011 to 2013 due to debt issuances in 2012 and 2013.

•
The decrease in the effective tax rate in 2013 when compared with 2012 was attributable to a benefit accrued for the domestic production activities deduction in 2013 offset by increases to reserves for uncertain tax positions and increases in deferred income tax expense due to a change in state and local apportionment factors in 2013. In 2012, we established deferred tax liabilities associated with S&P/DJI, which contributed to a higher effective tax rate in 2012. In 2011, we reduced our income tax provision due to a revaluation of our deferred tax liabilities resulting from a change in state tax apportionment. This revaluation contributed to an increase in the effective tax rate in 2012 when compared with 2011.

Revenues

				Year-over-Year Change
(dollars in millions)	2013	2012	2011	2013-2012	2012-2011
Clearing and transaction fees	$2,460.4	$2,371.5	$2,710.9	4%	(13)%
Market data and information services	315.4	387.1	427.7	(19)	(9)
Access and communication fees	83.2	88.8	49.2	(6)	80
Other	77.3	67.2	92.8	15	(28)
Total Revenues	$2,936.3	$2,914.6	$3,280.6	1	(11)
Clearing and Transaction Fees
The following table summarizes our total contract volume, revenue and average rate per contract. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing house and certain cleared-only contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fees by total contract volume. Volume and average rate per contract disclosures exclude our CME interest rate swap, CME credit default swap, TRAKRS and CME Clearing Europe contracts. Unless otherwise noted, the following tables also exclude volumes for KCBT prior to January 1, 2013.

				Year-over-Year Change
	2013	2012	2011	2013-2012	2012-2011
Total contract volume (in millions)	3,161.5	2,890.0	3,386.7	9%	(15)%
Clearing and transaction fees (in millions)	$2,427.6	$2,365.6	$2,710.8	3	(13)
Average rate per contract	0.768	0.819	0.800	(6)	2
We estimate the following increases (decreases) in clearing and transaction fees based on change in total contract volume and change in average rate per contract during 2013 compared with 2012, and during 2012 compared with 2011.

	Year-over-Year Change
(in millions)	2013-2012	2012-2011
Increase (decrease) due to change in total contract volume	$208.4	$(406.6)
Increase (decrease) due to change in average rate per contract	(146.4)	61.4
Net increase (decrease) in clearing and transaction fees	$62.0	$(345.2)
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
Clearing and transaction fees include revenues for our cleared-only CME interest rate swap and CME credit default swap contracts. In 2013 when compared with 2012, clearing and transaction fees generated from these contracts increased by $26.1 million. The increase in revenue was largely attributable to an increase in CME interest rate swap contracts resulting from the over-the-counter clearing mandate required to be implemented in 2013 by the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Contract Volume
The following table summarizes average daily contract volume. Contract volume can be influenced by many factors, including political and economic factors, the regulatory environment and market competition.

				Year-over-Year Change
(amounts in thousands)	2013	2012	2011	2013-2012	2012-2011
Average Daily Volume by Product Line:
Interest rate	5,903	4,834	6,030	22%	(20)%
Equity	2,642	2,560	3,238	3	(21)
Foreign exchange	886	845	922	5	(8)
Agricultural commodity (1)	1,053	1,140	1,087	(8)	5
Energy	1,676	1,692	1,775	(1)	(5)
Metal	386	352	387	10	(9)
Aggregate average daily volume	12,546	11,423	13,439	10	(15)

Average Daily Volume by Venue:
Electronic	10,826	9,739	11,350	11	(14)
Open outcry	1,040	1,045	1,398	—	(25)
Privately negotiated (2)	680	639	691	6	(8)
Aggregate average daily volume	12,546	11,423	13,439	10	(15)
(1) The agricultural commodity product line does not include the agricultural commodity contract volume for KCBT in 2012. The average daily volume for KCBT's agricultural commodity contracts was 16,100 during December 2012.
(2) Privately negotiated venue average daily volume includes both traditional block trades as well as what was historically categorized as CME ClearPort.
Interest Rate Products
The following table summarizes average daily volume for our key interest rate products. Eurodollar front 8 contracts include contracts expiring within two years. Eurodollar back 32 contracts include contracts expiring within three to ten years.

				Year-over-Year Change
(amounts in thousands)	2013	2012	2011	2013-2012	2012-2011
Eurodollar futures and options:
Front 8 futures	1,159	1,099	1,717	5%	(36)%
Back 32 futures	885	579	510	53	13
Options	595	551	767	8	(28)
U.S. Treasury futures and options:
10-Year	1,619	1,255	1,454	29	(14)
5-Year	791	567	720	39	(21)
Treasury bond	457	427	415	7	3
2-Year	237	230	297	3	(22)
In 2013 when compared with 2012, overall interest rate contract volume increased largely due to an increase in contract volume for the Eurodollar back 32 futures as well as the 5-Year and 10-Year U.S. Treasury contracts. The increase in volume resulted from periods of volatility in 2013, particularly in mid and long-term interest rates. The periods of mid- and long-term interest rate volatility were attributable to changes in market expectations regarding the Federal Reserve's intention to revisit their quantitative easing strategy and to outline an exit strategy from their plan as well as a change in expectations regarding the Federal Reserve's continued zero interest rate policy.
Short-term interest rate volatility remained low in 2013 compared with prior periods due to the Federal Reserve's ongoing zero interest rate policy. The Federal Reserve's announcement in May 2013 that tapering may occur in 2013 resulted in an increase in short-term interest rate volatility, which contributed to a slight increase in Eurodollar Front 8 and Eurodollar options contracts in 2013 compared with 2012. The Federal Reserve's announcement had little effect on the 2-Year Treasury volumes as market participants continued to focus primarily on mid-term contracts, such as the 5-Year and 10-Year Treasury contracts.
Overall interest rate contract volume decreased in 2012 when compared with 2011 due to low interest rate volatility as a result of the Federal Reserve's continued intent to maintain its zero interest rate policy. In 2012 when compared with 2011, the increase in volume in the long-term interest rate products, including the Eurodollar back 32 futures and the Treasury bond futures and options contracts, was attributable to periods of higher long-term interest rate volatility in early 2012. The Federal Reserve's announcement in January 2012 to extend its zero interest rate policy shifted market expectations regarding long-term interest rates, which resulted in periods of higher volatility in early 2012.
Equity Products
The following table summarizes average daily volume for our key equity products.

				Year-over-Year Change
(amounts in thousands)	2013	2012	2011	2013-2012	2012-2011
E-mini S&P 500 futures and options	2,119	2,016	2,605	5%	(23)%
E-mini NASDAQ 100 futures and options	239	254	301	(6)	(16)
Overall equity contract volume increased in 2013 when compared with 2012 due to periods of higher volatility, as measured by the CBOE Volatility Index, in early 2013. We believe higher volatility resulted from changes in market expectations regarding the Federal Reserve's intention to revisit their quantitative easing strategy. We also believe the increase in equity contract volume in 2013 was due to a greater need for equity index futures and options contracts resulting from an increase in assets under management in equity-based funds.
The decrease in overall equity contract volume in 2012 when compared with 2011 was due to a decline in equity market volatility. We believe the decline in volatility was the result of few new developments in the macroeconomic environment within the United States and European markets. We also believe a decline in assets under management contributed to the decrease in volume in 2012 when compared with 2011.
In general, equity products such as the E-mini NASDAQ contracts that hedge market risks different than those of the E-mini S&P 500, our most liquid equity product, do not tend to benefit from macro-level events or increased general market volatility to the same extent.
Foreign Exchange Products
The following table summarizes average daily volume for our key foreign exchange products.

				Year-over-Year Change
(amounts in thousands)	2013	2012	2011	2013-2012	2012-2011
Euro	269	290	357	(7)%	(19)%
Japanese yen	184	99	118	86	(16)
British pound	123	106	118	16	(10)
Australian dollar	111	134	126	(17)	7
Canadian dollar	74	93	92	(21)	1
The overall increase in foreign exchange contract volume in 2013 when compared with 2012 was attributable to an increase in Japanese yen and British pound contract volumes. The increase in Japanese yen contract volume in 2013 when compared with 2012 was largely due to higher volatility resulting from reduced efforts by the Japanese central bank to control yen exchange rates in early 2013. In addition, increased volatility and economic uncertainty within Great Britain in 2013 contributed to an overall increase in British pound contract volumes in 2013 when compared with 2012. As a result of a decrease in demand for commodity resources in China because of an economic slowdown in the Chinese market, demand decreased for currencies from countries that heavily depend on raw material exports, such as the Australian dollar and the Canadian dollar. The decrease in demand for these currencies resulted in a decrease in volume for the Austrian dollar and Canadian dollar contracts. Additionally, euro contract volume decreased due to lower volatility when compared with 2012 as a result of concerns related to the European credit crisis in 2012.
The overall decrease in foreign exchange contract volume in 2012 when compared with 2011 was attributable largely to the decline in euro contract volume. We believe trading activity in euro contracts was impacted by the lack of a directional trend in

2012 due to uncertainty related to the health of the European Union and concern regarding additional economic stimulus provided by the Federal Reserve. The lack of a trend reduced trading in euro contracts among customers who trade based on medium- to long-term expectations. We believe the uncertainty with regard to the European Union also contributed to a decline in British pound contract volume in 2012 when compared with 2011 because the British economy is closely tied to the European Union. We believe that intervention by the Japanese central bank to control the yen foreign exchange rate beginning in mid-2011 through 2012 caused market participants to reduce their trading in Japanese yen contracts and to focus on higher yielding currencies, such as the Australian and Canadian dollars.
Agricultural Commodity Products
The following table summarizes average daily volume for our key agricultural commodity products.

				Year-over-Year Change
(amounts in thousands)	2013	2012	2011	2013-2012	2012-2011
Corn	343	392	426	(12)%	(8)%
Soybean	243	278	232	(13)	20
Wheat (1)	139	129	115	8	12
Soybean Oil	100	118	105	(15)	12
(1) The 2012 wheat contract volume does not include volume for KCBT's hard red winter wheat products. The average daily volume for KCBT's agricultural commodity contracts was 16,100 during December 2012.
The overall decline in total agricultural commodity contract volume in 2013 when compared with 2012 was attributable to fewer weather-related events in 2013, which resulted in higher grain supplies and movement toward a more normal historical supply and demand environment. The overall decrease in agricultural commodity volume was partially offset by incremental wheat contract volume from the addition of KCBT's hard red winter wheat contract to our product line.
The increase in agricultural commodity contract volume in 2012 when compared with 2011 was attributable to higher volatility resulting from severe drought conditions in the Midwest and a very tight supply environment in mid-2012. We believe the increased volatility was the result of supply constraint concerns for soybean and wheat supplies. Corn volumes declined slightly in 2012 when compared with 2011. Early market expectations of excess supply in 2012 dampened corn price volatility in early 2012, which resulted in the decline in volume.
Energy Products
The following table summarizes average daily volume for our key energy products.

				Year-over-Year Change
(amounts in thousands)	2013	2012	2011	2013-2012	2012-2011
Crude oil	785	729	900	8%	(19)%
Natural gas	522	600	533	(13)	12
Refined products	294	314	275	(6)	14
Overall energy contract volumes remained flat in 2013 when compared with 2012. An increase in crude oil contract volume was offset by a decrease in natural gas and refined products contract volume. Crude oil contract volume increased due to improvements in distribution infrastructure. We believe that revisions to our trading volume incentives program also contributed to an increase in crude oil contract volume in 2013 when compared with 2012. The decline in natural gas contract volume in 2013 when compared with 2012 was attributable to lower volatility due to an increase in domestic supplies above forecasted amounts. Additionally, natural gas contract volume declined in 2013 when compared with 2012 due to lower price volatility caused by fewer weather-related events in early 2013. The decline in refined products contract volume in 2013 when compared with 2012 was due to a decrease in demand in the underlying physical market.
Energy contract volume decreased slightly in 2012 when compared with 2011. A decline in crude oil contract volume resulting from lower price volatility contributed to an overall decrease in energy products volume. Political unrest in the Middle East in the first quarter of 2011 resulted in changes in global supply, which contributed to higher price volatility in early 2011 relative to 2012. Additionally, lower crude oil contract volume in 2012 was partially attributable to oversupply in Cushing, Oklahoma. The decrease in crude oil contract volume was partially offset by an increase in natural gas contract volume. The increase in natural gas contract volume resulted largely from volatility around production shifts in the early part of 2012. Refined products growth was due to increased volatility caused by a growing U.S. export market as global oil markets adapted to increased supply of North American crude oil, despite refinery shutdowns.

Metal Products
The following table summarizes average daily volume for our key metal products.

				Year-over-Year Change
(amounts in thousands)	2013	2012	2011	2013-2012	2012-2011
Gold	232	212	238	9%	(11)%
Copper	68	64	50	7	29
Silver	66	60	87	10	(31)
Total metal contract volume increased in 2013 when compared with 2012. The increase in metal contract volume was driven by periods of high price volatility caused by significant changes in macroeconomic market conditions and market sentiment toward gold and silver products. Improving economic conditions in the U.S., the Federal Reserve's stimulus policy, as well as a change in demand in the Asian markets contributed to an increase in copper contract volume in 2013 when compared with 2012.
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
Average Rate per Contract
The decrease in average rate per contract in 2013 when compared with 2012 was attributable to a shift in the relative mix of product volume. In 2013, interest rate product volume, when measured as a percentage of total volume, increased by 5%, while agricultural commodity product volume decreased by 2% and equity and energy product volumes decreased by 1% each when compared with 2012. Interest rate products have a lower average rate per contract compared with agricultural commodity, equity and energy products. In addition, the decrease in average rate per contract in 2013 when compared with 2012 resulted from an increase in incentives and discounts on our energy contracts.
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
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 11% and one firm represented 10% of our clearing and transaction fees revenue in 2013. Two firms each represented 12% of our clearing and transaction fees revenue in 2012. One firm represented 12% of our clearing and transaction fees revenue in 2011. Should a clearing firm withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from an ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. The declines in market data and information services revenues from 2011 to 2013 resulted from decreases in market data and information services revenues from the DJI asset group and CMA. In June 2012, the DJI asset group was contributed to S&P/DJI and CMA was sold. The DJI asset group and CMA generated market data revenues. In addition, the decreases in revenues were due to declines in the basic device count from 2011 to 2013 due to cost-cutting initiatives at customer firms as well as continued utilization of a legacy incentive program. The decrease in market data and information services revenue in 2012 when compared with 2011 was partially offset by an increase in our basic device service fee from $61 per month to $70 per month effective January 2012.
Effective January 1, 2014, users of our basic real-time market data service will pay $85 per month for each device compared with $70 per month in 2013 and 2012. In addition, we will not be granting any new market data fee waivers for terminals with trading capabilities beginning in 2014. Existing users under the waiver will be charged 50% of the standard fee beginning in 2015.

The two largest resellers of our market data represented, in aggregate, 52%, 43% and 39% of our market data and information services revenue in 2013, 2012 and 2011, respectively. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor's customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Access and communication fees. We launched our co-location services in January 2012. The decrease in revenue in 2013 when compared with 2012 was attributable to a decrease in other connection charges from customers who migrated over to our co-location program. Revenue generated from our co-location program also decreased in 2013 when compared with 2012 due to modifications to space and power requirements by customers during the first contract renewal period in early 2013. Our co-location program contributed to an increase in access and communication fees revenue in 2012 when compared with 2011. We generated incremental revenue of $47.8 million in 2012 when compared with 2011.
Other revenue. In 2013 when compared with 2012, the increase in other revenue was attributable to $8.8 million in fees recognized upon delivery of services under our technology agreement with BM&FBOVESPA S.A. (BM&FBOVESPA) in the first quarter of 2013. The increase in other revenues was also attributable to $5.1 million of insurance proceeds from business interruption resulting from Hurricane Sandy, which we received in the second quarter of 2013. The increase in other revenue in 2013 was partially offset by a $7.4 million decrease in rental income resulting from the sale of two CBOT buildings in April 2012. We also sold the NYMEX building in November 2013, which will result in a decrease in future rental income.
In 2012 when compared with 2011, the decrease in other revenue was largely due to a decline in rental income of $13.1 million resulting from the sale of the CBOT buildings. In the second quarter of 2011, we recognized a $9.8 million gain on the sale of certain Index Services assets related to one of its service offerings, which contributed to a decrease in other revenues in 2012 when compared with 2011. The initial phase to develop a new multi-asset class electronic platform for BM&FBOVESPA was completed in the third quarter of 2011, which also resulted in a decrease in other revenues in 2012. The decrease in other revenues in 2012 when compared with 2011 was partially offset by additional processing services revenue from various strategic relationships.
Expenses

				Year-over-Year Change
(dollars in millions)	2013	2012	2011	2013-2012	2012-2011
Compensation and benefits	$518.9	$496.7	$475.7	4%	4%
Communications	35.3	40.1	42.3	(12)	(5)
Technology support services	53.6	50.7	52.1	6	(3)
Professional fees and outside services	130.3	126.8	126.1	3	1
Amortization of purchased intangibles	103.0	116.2	132.0	(11)	(12)
Depreciation and amortization	135.1	136.9	128.5	(1)	6
Occupancy and building operations	78.3	77.0	77.5	2	(1)
Licensing and other fee agreements	97.9	82.6	84.9	19	(3)
Other	146.9	95.6	140.4	54	(32)
Total Expenses	$1,299.3	$1,222.6	$1,259.5	6	(3)

2013 Compared With 2012
Operating expenses increased by $76.7 million in 2013 when compared with 2012. The following table shows the estimated impact of key factors resulting in the increase in operating expenses.

(dollars in millions)	Year- Over-Year Change	Change as a Percentage of 2012 Expenses
Salaries, benefits and employer taxes	$29.9	2%
Loss on sale of NYMEX building	27.1	2
Bonus expense	21.4	2
Licensing and other fee agreements	16.6	2
Security breach	16.0	1
Marketing expense	12.7	1
DJI asset group contribution and CMA sale	(46.2)	(4)
Other expenses, net	(0.8)	—
Total	$76.7	6%
Overall operating expenses increased in 2013 when compared with 2012 due to a rise in salaries, benefits and employer taxes resulting from annual salary increases and rising healthcare costs. An increase in average headcount due to efforts to expand and globalize our business also contributed to an increase in expenses in 2013 when compared with 2012.
In November 2013, CME Group sold its building in New York. The sale resulted in a loss on disposal of building assets, a write-off of lease-related intangible assets and other transaction-related costs.
Bonus expense increased due to improved performance relative to our cash earnings target in 2013 when compared with 2012 performance relative to our 2012 cash earnings target.
An increase in licensing and other fee agreements resulted from higher volumes for interest rate swap products and certain equity contracts. The increase in licensing and other fee agreements was also due to fees incurred in connection with a licensing agreement with S&P/DJI, which was amended in the second quarter of 2012.
Professional fees increased due to an increase in legal and other consulting services related to a security breach in 2013.
Marketing expense increased due to new branding initiatives for CME Group.
The increase in operating expenses was partially offset by a decrease in expenses due to the contribution of the DJI asset group and the sale of CMA to McGraw in June 2012. Reduced ongoing expenses resulting from the contribution of the DJI asset group and the sale of CMA included compensation and benefits, professional fees and outside services, amortization of purchased intangibles as well as other expenses.
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
In 2012 when compared with 2011, an increase in salaries, benefits and employer taxes resulted from higher salaries and rising healthcare costs. The increase was partially offset by a decrease in average headcount as a result of the contribution of the DJI asset group and the sale of CMA in the second quarter of 2012.

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
Non-Operating Income (Expense)

				Year-over-Year Change
(dollars in millions)	2013	2012	2011	2013-2012	2012-2011
Investment income	$44.9	$38.7	$36.7	16%	5%
Gains (losses) on derivative investments	—	(0.1)	(0.1)	(100)	—
Interest and other borrowing costs	(151.4)	(132.2)	(116.9)	15	13
Equity in net gains (losses) of unconsolidated subsidiaries	70.5	30.7	(4.3)	130	n.m.
Other income (expense)	—	64.3	—	(100)	n.m.
Total Non-Operating	$(36.0)	$1.4	$(84.6)	n.m.	(102)
 _______________
n.m. not meaningful
Investment income. Investment income increased in 2013 when compared with 2012 due to an increase in gains on marketable securities related to our non-qualified deferred compensation plan of $4.3 million. Gains and losses from these non-qualified deferred compensation plan securities are offset by an equal amount of compensation and benefits expense.
The increase in investment income during 2012 when compared with 2011 was attributable to an increase in gains on marketable securities related to our non-qualified deferred compensation plan of $5.7 million as well as other gains on investments. The increase in investment income was partially offset by a decrease in dividend income of $5.9 million in 2012 compared with 2011 due largely to a decrease in dividends from our investment in BM&FBOVESPA.
Interest and other borrowing costs. The following table shows the weighted average borrowings outstanding, weighted average effective yield and average cost of borrowing for the periods presented:

				Year-over-Year Change
(dollars in millions)	2013	2012	2011	2013-2012	2012-2011
Weighted average borrowings outstanding	$2,781.3	$2,344.1	$2,155.8	$437.2	$188.3
Weighted average effective yield	4.68%	5.06%	5.18%	(0.38)%	(0.12)%
Average cost of borrowing (1)	4.85	5.24	5.41	(0.39)	(0.17)
(1) Average cost of borrowing includes interest, the effective portion of interest rate hedges, discount accretion and debt issuance costs. Commitment fees on line of credit agreements are not included in the average cost of borrowing, which is a change in presentation from prior years.
In September 2012, we issued $750.0 million of 3.0% fixed rate notes due September 2022. In the third quarter of 2013, we repaid $750.0 million of 5.4% fixed rate notes due August 2013 and issued $750.0 million of 5.3% fixed rate notes due September 2043. We entered into an interest rate swap agreement that resulted in an effective rate of 4.73% on the 5.3% fixed rate notes due September 2043. These factors contributed to increases in weighted average borrowings outstanding and decreases in weighted average effective yield from 2011 through 2013. The average cost of borrowing decreased in 2013 when compared with 2012 due to issuance of the fixed rate notes in September 2013. The average cost of borrowing decreased in 2012 when compared with 2011 due to the issuance of the fixed rate notes in September 2012.

Interest and other borrowing costs also include commitment fees on our line of credit agreements. Commitment fees increased from 2011 to 2013 due to increases in line of credit facilities in the fourth quarter of 2013 and the fourth quarter of 2012 to meet increased regulatory and business requirements.
Equity in net gains (losses) of unconsolidated subsidiaries. We began recognizing income from our S&P/DJI business venture in the third quarter of 2012. Income generated from this business venture contributed to increases in equity in net gains (losses) of unconsolidated subsidiaries in 2012 and 2013.
Other income (expense). In 2012, we recognized a net gain of $58.9 million related to the contribution of the DJI asset group and the sale of CMA. Additionally, in 2012, we recognized a gain of $5.7 million related to the recovery of a 2008 impairment loss on a corporate debt security held in the NYMEX securities lending portfolio.
Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2013	2012	2011	Year-over-Year Change
				2013-2012	2012-2011
Year ended December 31	38.9%	46.5%	6.3%	(7.6)%	40.2%
In 2013, we recognized a benefit for the domestic production activities deduction, which contributed to a decrease in the effective tax rate in 2013 when compared with 2012. The decrease was partially offset by increases in reserves for uncertain tax positions and increases in the deferred income tax expense resulting from a change in state and local apportionment factors in the third quarter of 2013.
In 2012, we established deferred income tax liabilities associated with the McGraw venture resulting in an increase in our income tax provision, which contributed to a higher effective tax rate in 2012 when compared with 2011. In 2011, we revalued our existing deferred tax liabilities resulting from a change in state tax apportionment. This revaluation contributed to an increase in the effective tax rate in 2012 when compared with 2011. Additionally, in the first quarter of 2011, we began marking to market our investment in BM&FBOVESPA which resulted in a reduction in valuation allowances on unrealized capital losses previously reserved, which also contributed to a higher effective tax rate in 2012 when compared with 2011.
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
Cash will also be required for operating leases and non-cancellable purchase obligations as well as other obligations reflected as long-term liabilities in our consolidated balance sheet at December 31, 2013. These were as follows:

(in millions)	Operating Leases	Purchase Obligations	Debt Obligations	Other Long-Term Liabilities	Total(1)
Year
2014	$53.0	$14.2	$750.0	$51.7	$868.9
2015-2016	95.6	11.5	—	—	107.1
2017-2018	83.9	5.2	612.5	—	701.6
Thereafter	263.1	3.5	1,500.0	—	1,766.6
Total	$495.6	$34.4	$2,862.5	$51.7	$3,444.2

(1)
The liability for gross unrecognized income tax benefits, including interest and penalties, of $274.1 million for uncertain tax positions are not included in the table due to uncertainty about the date of their settlement.

Operating leases include rent payments for office space in Chicago, New York and other smaller offices in the United States and in various foreign countries. The operating lease for our headquarters in Chicago expires in November 2022. Annual minimum rental payments under this lease range from $11.3 million to $13.5 million. We also maintain operating leases for additional office spaces in Chicago, which expire in November 2023 and April 2027. Annual minimum rental payments under these leases range from $5.3 million to $6.2 million and $3.0 million to $4.3 million, respectively. The operating lease for our office space in New York expires in December 2028. Annual minimum rental payments under this lease range from $13.1 million to $24.7 million.
Purchase obligations include minimum payments due under agreements to purchase software licenses, hardware, advertising and maintenance as well as telecommunication services. Debt obligations include repayment of the debt obligation as well as interest payments associated with the debt obligations. Other long-term liabilities include funding obligations for other post-retirement benefit plans as well as contingent consideration.
Future capital expenditures for technology are anticipated as we continue to support our growth through additional investment in our co-location program, increased system capacity and performance improvements. Each year, capital expenditures are incurred for improvements to and expansion of our offices, remote data centers, telecommunications network and other operating equipment. In 2014, we expect capital expenditures to total approximately $175.0 million. We continue to monitor our capital needs and may revise our forecasted expenditures as necessary in the future.
We intend to continue to pay a regular quarterly dividend to our shareholders, which remains at approximately 50% of the prior year's cash earnings. The decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. CME Group is also required to comply with restrictions contained in the general corporation laws of its state of incorporation, which could also limit its ability to declare and pay dividends. On February 5, 2014, the board of directors declared a regular quarterly dividend of $0.47 per share. The dividend will be payable on March 25, 2014 to shareholders of record on March 10, 2014. Assuming no changes in the number of shares outstanding, the first quarter dividend payment will total approximately $156.9 million. The board of directors also declared an additional, annual variable dividend of $2.60 per share on December 11, 2013 paid on January 14, 2014 to the shareholders of record on December 27, 2013. In general, the amount of the annual variable dividend will be determined by the end of each year, and the level will increase or decrease from year to year based on operating results, potential merger and acquisition activity, and other forms of capital return including regular dividends and share buybacks during the prior year. The amount available for the annual variable dividend related to 2013 operations was favorably impacted by the proceeds from the sale of the NYMEX building in 2013 and by the proceeds from our interest rate swap settlement associated with our debt issuance in September 2013.
Sources and Uses of Cash
The following is a summary of cash flows from operating, investing and financing activities.

				Year-over-Year Change
(dollars in millions)	2013	2012	2011	2013-2012	2012-2011
Net cash provided by operating activities	$1,280.5	$1,219.7	$1,346.3	5%	(9)%
Net cash provided by (used in) investing activities	190.5	(208.9)	(153.6)	(191)	37
Net cash used in financing activities	(606.0)	(448.4)	(1,005.6)	35	(55)
Operating activities
Net cash provided by operating activities increased slightly in 2013 when compared with 2012. Net cash provided by operating activities was lower in 2012 due to an additional cash contribution to the CMECE guaranty fund in 2012. Cash contributed to the guaranty fund is considered restricted and was transferred from cash and cash equivalents to other assets when contributed.
In 2012 when compared with 2011, net cash provided by operating activities decreased as a result of lower contract volumes.
Investing activities
The increase in cash provided by investing activities in 2013 when compared with 2012 was due largely to proceeds from the sale of a building in New York and the settlement of a derivative contract related to our debt offering in 2013. In addition, there were additional investments in business ventures in 2012. This increase was partially offset by the proceeds from the sale of two building properties in April 2012.
Cash used in investing activities in 2012 was higher than cash used in 2011 due to cash paid in business combinations and increased investment in business ventures, partially offset by the receipt of proceeds from the sale of the two building properties in April 2012.

Financing activities
Cash used in financing activities was higher in 2013 when compared with 2012. The increase was attributable to the repayment of the fixed rate notes due August 2013. The increase in net cash used in financing activities was also due to our purchase of the non-controlling interest in CME Group Index Holdings LLC in the second quarter of 2013. The increase in cash used in financing activities was partially offset by a decrease in cash dividends of $625.2 million in 2013 when compared with the same period in 2012. There were two annual dividends paid in 2012, including the annual variable dividend from 2011 operations and the annual variable dividend from 2012 operations, which was accelerated to the fourth quarter of 2012 due to uncertainty surrounding dividend income tax treatment beginning in 2013. The annual variable dividend from 2013 operations was paid in the first quarter of 2014.
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
The following table summarizes our debt outstanding as of December 31, 2013:

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
We maintain a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by our CME clearing house. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of cash, U.S. Treasury securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At December 31, 2013, guaranty fund collateral available was $5.6 billion. The line of credit provides for borrowings of up to $7.0 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. In addition to the 364-day multi-currency line of credit, we also have the option to use the $1.8 billion multi-currency revolving senior credit facility to provide liquidity for our clearing houses in the unlikely event of default in certain circumstances.
In addition, our 364-day multi-currency line of credit contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement) of not less than $800.0 million.

The indentures governing our fixed rate notes, our $1.8 billion multi-currency revolving senior credit facility and our 364-day multi-currency line of credit for $7.0 billion do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company that could indirectly affect the ability to pay dividends.
At December 31, 2013, we have excess borrowing capacity for general corporate purposes of approximately $1.8 billion under our multi-currency revolving senior credit facilities.
At December 31, 2013, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At December 31, 2013, we had pledged letters of credit totaling $395.0 million.
The following table summarizes our credit ratings as of December 31, 2013:

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
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance sheet arrangements as defined by the regulations of the Securities and Exchange Commission.
Liquidity and Cash Management
Cash and cash equivalents totaled $2.5 billion at December 31, 2013 and $1.6 billion at December 31, 2012. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that a $3.5 million contribution in 2014 will allow us to meet our funding goal. However, the amount of the actual contribution is contingent on the actual rate of return on our plan assets during 2014 and the December 31, 2014 discount rate.
Regulatory Requirements
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
CME, CBOT, NYMEX, and COMEX are regulated by the CFTC as Designated Contract Markets (DCM). DCMs are also required to maintain capital as defined by the CFTC in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. Our DCMs are in compliance with the DCM financial requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices.
Interest Rate Risk
Debt outstanding at December 31, 2013 consisted of fixed rate borrowings of $2.9 billion. Changes in interest rates impact the fair values of fixed-rate debt, but do not impact earnings or cash flows. We did not have any variable rate borrowings at December 31, 2013.
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
In order to ensure performance, we establish and monitor financial requirements for our clearing firms. We set minimum performance bond requirements for exchange-traded and over-the-counter products, including interest rate swaps and credit default swaps. For CME and CMECE clearing firms, we establish performance bond requirements to cover at least 99% of expected price changes for a given product within a given historical period with further quantitative and qualitative considerations based on market risk. We establish haircuts applied to collateral deposited to meet performance bond requirements to cover at least 99% of expected price changes and foreign currency changes for a given asset within a given historical period with further quantitative and qualitative considerations. Haircuts vary depending on the type of collateral and maturity. We mark-to-market open positions of CME and CMECE clearing firms at least once a day (twice a day for futures and options contracts) and require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. We have the capability to mark-to-market more frequently as market conditions warrant. These practices allow our clearing houses to quickly identify any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open positions before those financial obligations become exceptionally large and jeopardize the ability of our clearing house to ensure performance of their open positions.
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
CME Clearing
We maintain three separate financial safeguard packages for CME Clearing member firms:

•	a financial safeguard package for all futures and options contracts other than cleared over-the-counter credit default swap and interest rate swap contracts (base package),

•	a financial safeguard package for cleared over-the-counter interest rate swap contracts, and

•	a financial safeguard package for cleared over-the-counter credit default swap contracts.
In the unlikely event of a payment default by a clearing firm, we would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm's guaranty fund contributions, performance bonds and any other available assets, such as assets required for membership and any associated trading rights. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to us by the parent company of the clearing firm. Thereafter, if the payment default remains unsatisfied, we would use our corporate contributions designated for the respective financial safeguard package. We would then use guaranty fund contributions of other clearing firms within the respective financial safeguard package and funds collected through an assessment against solvent clearing firms within the respective financial safeguard package to satisfy the deficit.
We maintain a $7.0 billion 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by CME Clearing. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the payments systems that would delay payment of settlement variation between us and our clearing firms. The credit agreement requires us to pledge certain assets to the line of credit custodian prior to drawing on the line of credit. Pledged assets may include clearing firm guaranty fund deposits held by us in the form of cash, U.S. Treasury securities as well as select money market mutual funds approved for our Interest Earning Facility (IEF) program. Performance bond collateral of a defaulting clearing firm may also be used to secure a draw on the line. In addition to the 364-day multi-currency line of credit, we also have the option to use our $1.8 billion multi-currency revolving senior credit facility to provide liquidity for our clearing houses in the unlikely event of default.
At December 31, 2013, aggregate performance bond deposits for clearing firms for all three CME financial safeguard packages was $111.6 billion, including $20.0 billion of cash performance bond deposits and $3.5 billion of letters of credit. A defaulting firm's performance bond deposits can be used in the event of default of that clearing firm.
The following shows the available assets at December 31, 2013 in the event of a payment default by a clearing firm for the base financial safeguard package after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing Available Assets
Designated corporate contributions for futures and options(1)	$100.0
Guaranty fund contributions(2)	3,260.6
Minimum assessment powers(3)	8,966.5
Minimum Total Assets Available for Default(4)	$12,327.1
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

(3)
In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our designated corporate contribution and the non-defaulting clearing firms' guaranty fund contributions, we would assess all non-defaulting clearing members as provided in the rules governing the guaranty fund. We would assess a minimum of 275% of their existing guaranty fund requirements up to a maximum of 550% of their existing guaranty fund requirements as provided in the rules.

(4)	Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm subsequent to the liquidation of the defaulting firm's performance bond collateral.
The following shows the available assets for the interest rate swap financial safeguard package at December 31, 2013 in the event of a payment default by a clearing firm that clears interest rate swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing Available Assets
Designated corporate contributions for interest rate swap contracts(1)	$150.0
Guaranty fund contributions(2)	1,545.9
Minimum Total Assets Available for Default(3)	$1,695.9

(1)
CME Clearing designates $150.0 million of corporate contributions to satisfy a clearing firm default in the event that the defaulting clearing firm's guaranty contributions and performance bonds do not satisfy the deficit.

(2)	Guaranty fund contributions of clearing firms for interest rate swap contracts include guaranty fund contributions required of those clearing firms.

(3)
Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm subsequent to the liquidation of the defaulting firm's performance bond collateral. In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our corporate contribution and the non-defaulting firms' guaranty fund contributions, we would assess all non-defaulting clearing members as provided in the rules governing the interest rate swap guaranty fund.

The following shows the available assets for the credit default swap financial safeguard package at December 31, 2013 in the event of a payment default by a clearing firm that clears credit default swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing Available Assets
Designated corporate contributions for credit default swap contracts(1)	$50.0
Guaranty fund contributions(2)	750.0
Minimum Total Assets Available for Default(3)	$800.0
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

(3)
Represents the aggregate minimum resources available to satisfy any obligations not met by a defaulting firm subsequent to the liquidation of the defaulting firm's performance bond collateral. In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our corporate contribution and the non-defaulting firms' guaranty fund contributions, we would assess all non-defaulting clearing members as provided in the rules governing the credit default swap guaranty fund.

CMECE
We maintain a financial safeguard package for CMECE over-the-counter commodity clearing firms. In the unlikely event of default by a CMECE clearing firm, we would first apply assets of the defaulting clearing firm to satisfy its payment obligations. These assets include the defaulting firm's performance bonds and guaranty fund contributions. Thereafter, if the default remains unsatisfied after first applying assets of the defaulting clearing firm to satisfy its payment obligation, we would use guaranty fund contributions of $60.0 million of CMECE funds for commodity clearing firms. Each of the commodity clearing firms began contributing to the commodity guaranty fund in 2013, which totaled $3.0 million at December 31, 2013. Once the CMECE clearing firms fully contribute to the commodity guaranty fund in 2014, we would still use at least $20.0 million of CMECE funds in addition to the clearing firms' guaranty fund contributions in the event of a default of a commodity clearing firm.
We also maintain a separate financial safeguard package for CMECE interest rate swap clearing firms. In the unlikely event of default by a CMECE clearing firm, we would first apply assets of the defaulting clearing firm to satisfy its payment obligations. These assets include the defaulting firm's performance bonds and guaranty fund contributions. If the default remains unsatisfied, we would apply guaranty fund contributions of $53.6 million that will be contributed by CMECE. Each of the interest rate swap clearing firms began contributing to the interest rate swap guaranty fund in 2013, which totaled $110.9 million at December 31, 2013.
Aggregate cash performance bond deposits for CMECE clearing firms for the over-the-counter commodity clearing firms and interest rate swap clearing firms were $63.8 million at December 31, 2013. There were no non-cash performance bonds on deposit at December 31, 2013.
Foreign Currency Exchange Rate Risk
Foreign Currency Transaction Risk
We have foreign currency transaction risk related to changes in exchange rates on British pound cash balances held at subsidiaries with a U.S. dollar functional currency. Gains and losses on foreign currency transactions result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other assets and liabilities denominated in foreign currencies. During 2013, the exchange rate between the British pound and the U.S. dollar fluctuated from a high of $1.65 per pound to a low of $1.49 per pound. We expect the foreign currency gain/loss to continue to fluctuate as long as we continue to hold cash as well as certain assets and liabilities at those subsidiaries.
Foreign Currency Translation Risk
We have foreign currency translation risk related to the translation of our foreign subsidiaries' assets and liabilities from their respective functional currencies to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets and liabilities we report in our consolidated balance sheets. The financial statements of certain of our foreign subsidiaries are denominated in various currencies and are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of shareholders' equity and comprehensive income. Aggregate translation gains (losses), net of tax, for 2013, 2012 and 2011 were $(0.5) million, $10.9 million and $83.3 million, respectively. In 2011, we began marking to market our investment in BM&FBOVESPA. As a result, we reversed an unrealized loss of $81.7 million, net of tax, which was attributable to foreign currency translation adjustments that were recorded in accumulated other comprehensive income (loss) upon recognizing impairment on our investment in BM&FBOVESPA.
Foreign Currency Risk Related to Equity Investments
We are also exposed to foreign currency exchange rate risk related to certain equity investments as discussed in the Equity Price Risk section below.
Foreign Currency Exchange Risk Related to Customer Collateral
A portion of performance bond deposits is denominated in foreign currency. We mark-to-market all deposits daily and require payment from clearing firms whose collateral has lost value due to changes in foreign currency rates and price. Therefore, our exposure to foreign currency risk related to performance bond deposits is considered minimal and is not expected to be material to our financial condition or operating results.
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
The table below summarizes equity investments that are subject to equity price fluctuations at December 31, 2013. Equity investments are included in other assets in our consolidated balance sheets.

(in millions)	Cost Basis	Fair Value	Carrying Value	Unrealized Gain, Net of Tax
BM&FBOVESPA S.A.	$356.9	$473.1	$473.1	$93.0
Bolsa Mexicana de Valores, S.A.B. de C.V.	17.3	26.8	26.8	5.9
We do not currently hedge against equity price risk. Equity investments are assessed for other-than-temporary impairment on a quarterly basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data; shares in thousands)

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$2,469.7	$1,604.7
Marketable securities	68.4	56.6
Accounts receivable, net of allowance of $1.2 and $0.8	302.7	267.5
Other current assets (includes $40.0 in restricted cash)	209.7	204.3
Cash performance bonds and guaranty fund contributions	21,355.1	6,584.8
Total current assets	24,405.6	8,717.9
Property, net	513.4	724.0
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,741.2	2,853.7
Goodwill	7,569.0	7,566.9
Other assets (includes $74.0 and $73.0 in restricted cash)	1,873.3	1,825.4
Total Assets	$54,277.8	$38,863.2

Liabilities and Equity
Current Liabilities:
Accounts payable	$36.2	$41.7
Short-term debt	749.9	749.7
Other current liabilities	1,169.8	240.7
Cash performance bonds and guaranty fund contributions	21,355.1	6,584.8
Total current liabilities	23,311.0	7,616.9
Long-term debt	2,107.2	2,106.8
Deferred income tax liabilities, net	7,249.7	7,413.3
Other liabilities	449.4	220.5
Total Liabilities	33,117.3	17,357.5

Redeemable non-controlling interest	—	80.8

CME Group Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of December 31, 2013 and 2012; none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 333,852 and 331,832 shares issued and outstanding as of December 31, 2013 and 2012, respectively	3.3	3.3
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding	—	—
Additional paid-in capital	17,504.9	17,213.1
Retained earnings	3,494.6	3,993.4
Accumulated other comprehensive income (loss)	152.0	209.3
Total CME Group shareholders’ equity	21,154.8	21,419.1
Non-controlling interest	5.7	5.8
Total Equity	21,160.5	21,424.9
Total Liabilities and Equity	$54,277.8	$38,863.2
See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)

	Year Ended December 31,
	2013	2012	2011
Revenues
Clearing and transaction fees	$2,460.4	$2,371.5	$2,710.9
Market data and information services	315.4	387.1	427.7
Access and communication fees	83.2	88.8	49.2
Other	77.3	67.2	92.8
Total Revenues	2,936.3	2,914.6	3,280.6
Expenses
Compensation and benefits	518.9	496.7	475.7
Communications	35.3	40.1	42.3
Technology support services	53.6	50.7	52.1
Professional fees and outside services	130.3	126.8	126.1
Amortization of purchased intangibles	103.0	116.2	132.0
Depreciation and amortization	135.1	136.9	128.5
Occupancy and building operations	78.3	77.0	77.5
Licensing and other fee agreements	97.9	82.6	84.9
Other	146.9	95.6	140.4
Total Expenses	1,299.3	1,222.6	1,259.5
Operating Income	1,637.0	1,692.0	2,021.1

Non-Operating Income (Expense)
Investment income	44.9	38.7	36.7
Gains (losses) on derivative investments	—	(0.1)	(0.1)
Interest and other borrowing costs	(151.4)	(132.2)	(116.9)
Equity in net gains (losses) of unconsolidated subsidiaries	70.5	30.7	(4.3)
Other non-operating income (expense)	—	64.3	—
Total Non-Operating	(36.0)	1.4	(84.6)
Income before Income Taxes	1,601.0	1,693.4	1,936.5
Income tax provision	622.9	786.7	122.1
Net Income	978.1	906.7	1,814.4
Less: net income attributable to non-controlling interests	1.3	10.4	2.1
Net Income Attributable to CME Group	$976.8	$896.3	$1,812.3
Earnings per Common Share Attributable to CME Group:
Basic	$2.94	$2.71	$5.45
Diluted	2.92	2.70	5.43
Weighted Average Number of Common Shares:
Basic	332,678	331,252	332,737
Diluted	334,398	332,319	333,811

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$978.1	$906.7	$1,814.4
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(221.0)	174.7	166.4
Reclassification adjustment for gains included in net income	(0.7)	(1.8)	—
Income tax benefit (expense)	63.9	(64.6)	(23.7)
Investment securities, net	(157.8)	108.3	142.7
Defined benefit plans:
Net change in defined benefit plans arising during the period	28.4	(13.0)	(19.1)
Amortization of net actuarial (gains) losses and prior service costs included in pension expense	3.2	2.5	1.7
Income tax benefit (expense)	(12.0)	4.2	6.5
Defined benefit plans, net	19.6	(6.3)	(10.9)
Derivative investments:
Net unrealized holding gains (losses) arising during the period	128.8	(25.3)	—
Ineffectiveness on cash flow hedges	—	0.1	0.1
Amortization of effective portion of net loss on cash flow hedges	1.6	1.1	0.8
Income tax benefit (expense)	(49.0)	9.0	(0.3)
Derivative investments, net	81.4	(15.1)	0.6
Foreign currency translation:
Foreign currency translation adjustments	(0.8)	(1.3)	96.6
Reclassification adjustment for loss included in net income	—	18.4	—
Income tax benefit (expense)	0.3	(6.2)	(13.3)
Foreign currency translation, net	(0.5)	10.9	83.3
Other comprehensive income, net of tax	(57.3)	97.8	215.7
Comprehensive income	920.8	1,004.5	2,030.1
Less: comprehensive income attributable to non-controlling interests	1.3	10.5	2.1
Comprehensive income attributable to CME Group	$919.5	$994.0	$2,028.0

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2012	331,832	3	$17,216.4	$3,993.4	$209.3	$21,419.1	$5.8	$21,424.9
Net income attributable to CME Group and non-controlling interest				976.8		976.8	(0.1)	976.7
Other comprehensive income attributable to CME Group					(57.3)	(57.3)		(57.3)
Dividends on common stock of $4.40 per share				(1,475.6)		(1,475.6)		(1,475.6)
Tax benefits and gain related to Index Services non-controlling purchase			167.9			167.9		167.9
Exercise of stock options	1,532		73.7			73.7		73.7
Excess tax benefits from option exercises and restricted stock vesting			6.8			6.8		6.8
Vesting of issued restricted Class A common stock	442		(14.4)			(14.4)		(14.4)
Shares issued to Board of Directors	27		2.1			2.1		2.1
Shares issued under Employee Stock Purchase Plan	19		1.3			1.3		1.3
Stock-based compensation			54.4			54.4		54.4
Balance at December 31, 2013	333,852	3	$17,508.2	$3,494.6	$152.0	$21,154.8	$5.7	$21,160.5

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$978.1	$906.7	$1,814.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	54.4	61.4	51.3
Amortization of purchased intangibles	103.0	116.2	132.0
Depreciation and amortization	135.1	136.9	128.5
MF Global accounts receivable write-off	—	—	21.7
Gain on sale of Index Services assets	—	—	(9.8)
Gain on contribution of Dow Jones Index asset group	—	(78.8)	—
Loss on sale of Credit Market Analysis Ltd.	—	19.9	—
Loss on sale of NYMEX building property	27.1	—	—
Undistributed net (gains) losses of unconsolidated subsidiaries	(2.0)	(15.8)	4.3
Deferred income taxes	(6.0)	82.2	(658.7)
Change in:
Accounts receivable	(35.5)	(0.3)	(13.2)
Other current assets	(2.6)	(18.2)	(69.4)
Other assets	0.6	(65.6)	(27.1)
Accounts payable	(5.5)	11.2	(21.0)
Income taxes payable	(9.3)	71.9	(18.0)
Other current liabilities	42.5	(5.6)	(6.6)
Other liabilities	(5.5)	(7.3)	13.2
Other	6.1	4.9	4.7
Net Cash Provided by Operating Activities	1,280.5	1,219.7	1,346.3

Cash Flows from Investing Activities
Proceeds from maturities and sales of available-for-sale marketable securities	36.5	29.5	11.3
Purchases of available-for-sale marketable securities	(36.6)	(32.5)	(10.2)
Purchases of property, net	(125.6)	(141.8)	(172.2)
Proceeds from sale of building properties, net of transaction costs	192.4	148.6	—
Cash paid in business combinations, net of cash acquired	—	(162.9)	—
Investments in business ventures	(4.0)	(67.8)	—
Proceeds from sale of Credit Market Analysis Ltd., net of cash sold with business	—	42.4	—
Proceeds from sale of Index Services assets	—	—	18.0
Settlement of derivative related to debt issuance	127.8	(24.4)	—
Other	—	—	(0.5)
Net Cash Provided by (Used in) Investing Activities	190.5	(208.9)	(153.6)

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Financing Activities
Proceeds from other borrowings, net of issuance costs	748.7	747.7	—
Repayment of other borrowings	(750.0)	—	(420.5)
Cash dividends	(599.1)	(1,224.3)	(372.8)
Repurchase of Class A common stock, including costs	—	—	(220.4)
Proceeds from exercise of stock options	73.7	22.1	5.8
Purchase of non-controlling interest	(80.0)	—	—
Excess tax benefits related to employee option exercises and restricted stock vesting	6.8	4.6	0.6
Settlement of contingent consideration	(7.3)	—	—
Other	1.2	1.5	1.7
Net Cash Used in Financing Activities	(606.0)	(448.4)	(1,005.6)

Net change in cash and cash equivalents	865.0	562.4	187.1
Cash and cash equivalents, beginning of period	1,604.7	1,042.3	855.2
Cash and Cash Equivalents, End of Period	$2,469.7	$1,604.7	$1,042.3

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$612.2	$624.4	$816.1
Interest paid	133.4	110.6	111.9
Non-cash investing activities:
Investment in S&P/Dow Jones Indices LLC	—	878.4	—
Non-cash financing activities:
Declaration of annual variable dividend, payable in January 2014	868.0	—	—

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS
Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and Commodity Exchange, Inc. (COMEX), wholly-owned subsidiaries of CME Group Inc. (CME Group), are designated contract markets for the trading of futures and options on futures contracts. CME, CBOT, NYMEX and COMEX and their subsidiaries are referred to collectively as “the exchange” in the notes to the consolidated financial statements. CME Group and its subsidiaries are referred to collectively as “the company” in the notes to the consolidated financial statements.
CME Group offers a wide range of products for trading and/or clearing including those based on interest rates, credit default, equities, foreign exchange, agricultural commodities, energy and metals. Trades are executed through CME Group's electronic trading platforms, open outcry and privately negotiated transactions. Through its clearing houses, CME Group offers clearing, settlement and guarantees for all products cleared through the exchange.
In June 2012, the company contributed certain Dow Jones Index assets and liabilities (DJI asset group) to S&P/Dow Jones Indices LLC (S&P/DJI), a new business venture with The McGraw-Hill Companies Inc. (McGraw). Dow Jones & Company (Dow Jones) retained a 10% redeemable non-controlling interest in the DJI asset group. The company also sold Credit Market Analysis Ltd. (CMA) to McGraw in conjunction with the creation of the business venture. Assets and liabilities contributed or sold as part of this transaction are excluded from the company's consolidated financial statements and accompanying notes beginning on June 30, 2012, while the financial results of the company's 24.4% interest in the new business venture with McGraw are included in the company's consolidated financial statements and accompanying notes beginning on June 30, 2012. In April 2013, the company purchased the remaining 10% non-controlling interest in the DJI asset group from Dow Jones for $80.0 million. As a result of the purchase of the non-controlling interest, the company's interest in S&P/DJI increased from 24.4% to 27%.
CBOT acquired The Board of Trade of Kansas City, Missouri, Inc. (KCBT) and its subsidiaries, the Kansas City Board of Trade Clearing Corporation (KCBTCC) and the Board of Trade Investment Company (BOTIC), on November 30, 2012. KCBT maintains a 51% controlling interest in BOTIC, resulting in a nonredeemable non-controlling interest included in the company's consolidated statements of equity. The financial statements and accompanying notes presented in this report include the financial results of KCBT beginning on November 30, 2012. As of December 2013, KCBT is no longer regulated as a designated contract market and its operations were transferred to CBOT. In April 2013, Kansas City Board of Trade Clearing Corporation was integrated into our U.S. clearing operations.
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
Derivative Investments. The company uses derivative instruments, designated as cash flow hedges, to limit exposure to changes in interest rates. Derivatives are recorded at fair value in the consolidated balance sheets. The effective portion of the changes in the fair value of cash flow hedges are deferred in accumulated other comprehensive income. Any realized gains and losses from effective hedges are classified as interest expense in the consolidated statements of income, and any ineffective or excluded portion of a hedge is recognized in earnings immediately.
Accounts Receivable. Accounts receivable are composed of trade receivables and unbilled revenue including clearing and transaction fees and market data and information services revenue. All accounts receivable are stated at cost. Exposure to losses on receivables for clearing and transaction fees and other amounts owed by clearing firms is dependent on each clearing firm's financial condition and the memberships that collateralize fees owed to the exchange. The exchange retains the right to liquidate exchange memberships to satisfy a clearing firm's receivable. The allowance for doubtful accounts is calculated based on historical losses and management's assessment of probable future collections.
Performance Bonds and Guaranty Fund Contributions. Performance bonds and guaranty fund contributions held for clearing firms may be in the form of cash, securities or other non-cash deposits.
Performance bonds and guaranty fund contributions received in the form of cash held by CME and CME Clearing Europe Limited (CMECE) may be invested overnight in U.S. Government securities and certain foreign government securities acquired through and held by a broker-dealer subsidiary of a bank, reverse repurchase agreements secured with highly rated government securities, money market funds or through CME's Interest Earning Facility (IEF) program. Any interest earned on CME investments accrues to CME and is included in investment income in the consolidated statements of income. CMECE may distribute any interest earned on CMECE investments to the clearing firms at its discretion. Because CME and CMECE have control of the cash collateral and the benefits and risks of ownership accrue to CME and CMECE, cash performance bonds and guaranty fund contributions are reflected in the consolidated balance sheets.
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
Property, Equipment and Leasehold Improvements. Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, generally over two to thirty-nine years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Land is reported at cost. Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized and amortized on a straight-line basis over the estimated useful life of the software, generally two to four years.
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
Clearing and Transaction Fees. Clearing and transaction fees include per contract charges for trade execution, clearing, trading on the company's electronic trading platform and other fees. Fees are charged at various rates based on the product traded, the method of trade, the exchange trading privileges of the customer making the trade and the type of contract. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched and the trade is cleared. Therefore, unfilled or canceled buy and sell orders have no impact on revenue. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The reserve is based on the historical pattern of adjustments processed as well as specific adjustment requests. The company believes the allowances are adequate to cover estimated adjustments.
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
Communication fees consist of equipment rental and usage charges to customers and firms that utilize various telecommunications hubs located internationally as well as networks and services in the Chicago and New York City facilities. Revenue is billed and recognized on a monthly basis.
Other Revenues. Other revenues include processing services revenue, which is revenue generated from various strategic relationships, as well as management fees earned under the IEF programs. For processing services revenue and IEF revenue, revenue is recognized as services are provided.

Other revenues also included revenue from the rental of commercial space that were recognized over the lease term using the straight-line method. Under this method, revenue was recorded evenly over the entire term of occupancy for leases with scheduled rent increases or rent abatements. Allowances for construction and other tenant costs were considered lease incentives and were recorded as a reduction to rental income on a straight-line basis over the term of the lease.
Concentration of Revenue. One firm represented 11% and one firm represented 10% of our clearing and transaction fees revenue in 2013. In 2012, two firms each represented 12% of the company's clearing and transaction fees revenue. One firm represented 12% of the company's clearing and transaction fees revenue in 2011. Should a clearing firm withdraw from the exchange, management believes that the customer portion of that firm's trading activity would likely transfer to another clearing firm. Therefore, management does not believe that the company is exposed to significant risk from the ongoing loss of revenue received from a particular clearing firm.
The two largest resellers of market data represented approximately 52% of market data and information services revenue in 2013, 43% in 2012, and 39% in 2011. Should one of these vendors no longer subscribe to the company's market data, management believes that the majority of that firm's customers would likely subscribe to the market data through another reseller. Therefore, management does not believe that the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.
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
Segment Reporting. The company reports the results of its operations as one operating segment primarily comprised of CME, CBOT, NYMEX and COMEX exchanges. The remaining operations do not meet the thresholds for reporting separate segment information.
3. MARKETABLE SECURITIES
Available-for-Sale Securities. Certain marketable securities have been classified as available-for-sale. The amortized cost and fair value of these securities at December 31 were as follows:

	2013		2012
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$18.3	$18.3	$17.5	$17.5
Asset-backed security	0.8	0.4	0.8	0.4
Equity securities	—	0.1	—	—
Total	$19.1	$18.8	$18.3	$17.9
Net unrealized gains (losses) on marketable securities classified as available-for-sale are reported as a component of other comprehensive income (loss) and included in the accompanying consolidated statements of comprehensive income and consolidated statements of equity.
The fair value and gross unrealized losses of the asset-backed security were $0.4 million and $0.4 million, respectively, at December 31, 2013. The asset-backed security was in an unrealized loss position for more than 12 months at December 31, 2013 and was deemed not to be other-than-temporarily impaired. The company does not intend to sell and is not required to sell this asset-backed security.

The amortized cost and fair value of the U.S. Treasury securities and asset-backed security at December 31, 2013, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Maturity of one year or less	$18.3	$18.3
Maturity between one and five years	—	—
Maturity between five and ten years	—	—
Maturity greater than ten years	0.8	0.4
Total	$19.1	$18.7
Trading Securities. The company maintains additional investments in a diverse portfolio of mutual funds related to its non-qualified deferred compensation plans (note 11). The fair value of these securities was $49.6 million and $38.7 million at December 31, 2013 and 2012, respectively.
4. PERFORMANCE BONDS AND GUARANTY FUND CONTRIBUTIONS
The company maintains two clearing houses: CME Clearing (a division of CME) and CMECE. The clearing houses clear and guarantee the settlement of contracts traded in their respective markets. In their guarantor roles, the clearing houses have precisely equal and offsetting claims to and from clearing firms on opposite sides of each contract, standing as an intermediary on every contract cleared. Clearing firm positions in the United States are held according to Commodity and Futures Trading Commission (CFTC) regulatory account segregation standards. To the extent that funds are not otherwise available to satisfy an obligation under the applicable contract, the clearing houses bear counterparty credit risk in the event that future market movements create conditions that could lead to clearing firms failing to meet their obligations to the clearing houses. The clearing houses reduce the exposure through risk management programs that include initial and ongoing financial standards for designation as a clearing firm, performance bond requirements, daily mark-to-market, mandatory guaranty fund contributions and intra-day monitoring. Each CME clearing firm is required to deposit and maintain balances in the form of cash, U.S. Government securities, certain foreign government securities, bank letters of credit or other approved investments to satisfy performance bond and guaranty fund requirements. Clearing firms that clear through CMECE are required to deposit and maintain collateral in the form of cash, certain U.S. and foreign government securities or other approved investments to satisfy performance bond and guaranty fund requirements. All non-cash deposits are marked to market and haircut on a daily basis.
In addition, the rules and regulations of CBOT require that collateral be provided for delivery of physical commodities, maintenance of capital requirements and deposits on pending arbitration matters. To satisfy these requirements, clearing firms that have accounts that trade certain CBOT products have deposited cash, U.S. Treasury securities and letters of credit.
The clearing houses mark-to-market open positions at least once a day (twice a day for futures and options contracts), and require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. The clearing houses have the capability to mark-to-market more frequently as market conditions warrant.
Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than over-the-counter credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared over-the-counter credit default swap and interest rate swap contracts, the maximum exposure related to CME's guarantee would be one full day of changes in fair value of all open positions, before considering CME's ability to access defaulting clearing firms' collateral. During 2013, the clearing houses transferred an average of approximately $2.4 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing houses reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2013.
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
CME Clearing
Clearing firms, at their option, may instruct CME to deposit the cash held by CME into one of the IEF programs. The total principal in the IEF programs was $19.4 billion at December 31, 2013 and $13.3 billion at December 31, 2012. The guaranty fund contributions held in one of the IEF programs may be used as collateral for CME's $7.0 billion multi-currency line of credit. The consolidated statements of income reflect management fees earned under the IEF programs of $13.9 million, $10.6 million and $11.2 million during 2013, 2012 and 2011, respectively. These fees are included in other revenues.
CME and The Options Clearing Corporation (OCC) have a perpetual cross-margin arrangement, whereby a clearing firm may maintain a cross-margin account in which a CME clearing firm's positions in certain equity index futures and options are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or CME's proportionate share per that agreement. If a participating firm defaults, the gain or loss on the liquidation of the firm's open position and the proceeds from the liquidation of the cross-margin account would be allocated 50% each to CME and OCC. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2013.
In addition, CME has perpetual cross-margin agreements with Fixed Income Clearing Corporation (FICC) whereby the clearing firms' offsetting positions with CME and FICC are subject to reduced performance bond requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC, each clearing house may reduce that firm's performance bond requirements. In the event of a firm default, the total liquidation net gain or loss on the firm's offsetting open positions and the proceeds from the liquidation of the performance bond collateral held by each clearing house's supporting offsetting positions would be divided evenly between CME and FICC. Additionally, if, after liquidation of all the positions and collateral of the defaulting firm at each respective clearing organization, and taking into account any cross-margining loss sharing payments, any of the participating clearing organizations has a remaining liquidating surplus, and any other participating clearing organization has a remaining liquidating deficit, any additional surplus from the liquidation would be shared with the other clearing house to the extent that it has a remaining liquidating deficit. Any remaining surplus funds would be passed to the bankruptcy trustee. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2013.
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
CME maintains separate guaranty funds to support the clearing firms that clear over-the-counter interest rate swap products and over-the-counter credit default swap products. The funds for over-the-counter interest rate swaps and credit default are independent of the base guaranty fund and are isolated to clearing firms for products in the respective asset class. Each clearing firm for cleared over-the-counter interest rate swaps and cleared over-the-counter credit default swaps is required to deposit and maintain specified guaranty fund contributions in the form of cash or approved securities. In the event that performance bonds, guaranty fund contributions and other assets required to support clearing membership of a defaulting clearing firm for cleared over-the-counter interest rate swap contracts are inadequate to fulfill that clearing firm's outstanding financial obligation, the interest rate swaps contracts guaranty fund is available to cover potential losses after first utilizing $150.0 million of corporate contributions designated by CME to be used in the event of a default of a cleared over-the-counter interest rate swap clearing firm. In the event that performance bonds, guaranty fund contributions and other assets required to support clearing membership of a defaulting clearing firm for cleared over-the-counter credit default swap contracts are inadequate to fulfill that clearing firm's outstanding financial obligation, the credit default swaps contracts guaranty fund is available to cover potential losses after first utilizing corporate contributions designated by CME to be used in the event of default of a cleared over-the-counter credit default swap clearing firm, which is equal to the greater of $50.0 million and 5% of the credit default swap guaranty fund, up to a maximum of $100.0 million.
CME maintains a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by CME Clearing. CME may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between CME and its clearing firms. Clearing firm guaranty fund contributions received in the form of cash, U.S. Treasury securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $7.0 billion. At December 31, 2013, guaranty fund contributions available for CME clearing firms was $5.6 billion. CME has the option to request an increase in the line from $7.0 billion to $10.0 billion, subject to the approval of participating banks. In addition to the 364-day fully secured, committed multi-currency line of credit, the company also has the option to use the $1.8 billion multi-currency revolving senior credit facility to provide liquidity for the clearing house in the unlikely event of default.

CMECE
The company maintains a guaranty fund for CMECE over-the-counter commodity clearing firms. In the unlikely event of default by a CMECE clearing firm, the company would first apply assets of the defaulting clearing firm to satisfy its payment obligations. These assets include the defaulting firm's performance bonds and guaranty fund contributions. Thereafter, if the default remains unsatisfied after first applying assets of the defaulting clearing firm to satisfy its payment obligation, the company would use guaranty fund contributions of $60.0 million of CMECE funds for commodity clearing firms. Commodity clearing firms began contributing to the commodity guaranty fund in 2013 for a total of $3.0 million at December 31, 2013. Once the CMECE clearing firms fully contribute to the commodity guaranty fund in early 2014, CMECE will still use at least $20.0 million of CMECE funds in addition to the commodity clearing firms' guaranty fund contributions in the event of a default.
The company also maintains a guaranty fund for CMECE over-the-counter interest rate swap clearing firms. In the unlikely event of default by a CMECE clearing firm, the company would first apply assets of the defaulting clearing firm to satisfy its payment obligations. These assets include the defaulting firm's performance bonds and guaranty fund contributions. If the default remains unsatisfied, the company would apply guaranty fund contributions of $53.6 million for interest rate swap clearing firms that will be contributed by CMECE. Interest rate swap clearing firms began contributing to the commodity guaranty fund in 2013 for a total of $110.9 million at December 31, 2013.
CME is required under the Commodity Exchange Act in the United States to segregate cash and securities deposited by clearing firms on behalf of their customers. In addition, CME requires segregation of all funds deposited by its clearing firms from operating funds. CMECE holds cash and securities deposited by clearing firms in segregated accounts, and maintains distinct accounts for its own operating funds.
Cash and non-cash deposits held as performance bonds and guaranty fund contributions at fair value at December 31 for CME and CMECE were as follows:

	2013		2012
(in millions)	Cash	Non-Cash Deposits and IEF Funds	Cash	Non-Cash Deposits and IEF Funds
Performance bonds	$20,060.1	$88,152.3	$5,647.1	$77,414.1
Guaranty fund contributions	1,290.1	4,834.8	925.4	4,419.0
Cross-margin arrangements	3.1	76.5	—	83.1
Performance collateral for delivery	1.8	2.6	12.3	0.5
Total	$21,355.1	$93,066.2	$6,584.8	$81,916.7
Performance bonds and guaranty fund contributions include collateral for clearing firms for both clearing houses. Cross-margin arrangements include collateral for the cross-margin accounts with OCC and FICC. The performance bond collateral for delivery includes deposits to meet CBOT delivery requirements.
Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $115.6 million and $175.9 million at December 31, 2013 and 2012, respectively. Intraday settlements may be invested on an overnight basis and are offset by an equal liability owed to clearing firms.
In addition to cash, securities and other non-cash deposits, irrevocable letters of credit may be used as performance bond deposits for clearing firms. At December 31, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in millions)	2013	2012
Performance bonds	$3,453.1	$4,208.3
Guaranty fund contributions	25.0	—
Performance collateral for delivery	1,005.5	1,019.7
Total Letters of Credit	$4,483.6	$5,228.0
All cash, securities and letters of credit posted as performance bonds are only available to meet the financial obligations of that clearing firm to the clearing houses.

5. PROPERTY
A summary of the property accounts at December 31 is presented below:

(in millions)	2013	2012	Estimated Useful Life
Land and land improvements	$20.1	$20.1	10 - 20 years (1)
Building and building improvements	280.0	512.6	3 - 39 years
Leasehold improvements	218.6	219.4	3 - 24 years
Furniture, fixtures and equipment	352.1	342.8	2 - 7 years
Software and software development costs	321.0	269.5	2 - 4 years
Total property	1,191.8	1,364.4
Less accumulated depreciation and amortization	(678.4)	(640.4)
Property, net	$513.4	$724.0
(1) Estimated useful life applies only to land improvements.
In November 2013, CME Group sold its building in New York for $200.0 million resulting in a net loss of $27.1 million. At the time of the sale, the company leased back a portion of the property. The company recognized the loss as an operating expense in 2013.
In April 2012, CME Group sold two buildings in Chicago for $151.5 million resulting in a gain of $20.3 million. At the time of the sale, the company leased back a portion of the property. As a result of the leaseback, the company is recognizing the gain as a reduction in operating expenses over the fifteen-year term of the lease.
6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consisted of the following at December 31:

	2013			2012
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(563.2)	$2,275.6	$2,838.8	$(467.4)	$2,371.4
Lease-related intangibles	2.2	(0.6)	1.6	25.4	(8.2)	17.2
Technology-related intellectual property	33.8	(19.8)	14.0	29.4	(14.4)	15.0
Trade name	0.2	(0.2)	—	0.2	(0.1)	0.1
Total amortizable intangible assets	$2,875.0	$(583.8)	2,291.2	$2,893.8	$(490.1)	2,403.7

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets—other, net			$2,741.2			$2,853.7
Trading products (1)			$17,175.3			$17,175.3
 _______________

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

As part of its sale of its building in New York in November 2013, the company sold the rights to lease agreements with tenants occupying space within the building. The lease agreements, which are included in lease-related intangibles, had a net book value of $13.8 million on the date of sale.
As part of its sale of two buildings in Chicago in April 2012, the company sold the rights to lease agreements with tenants occupying space within the buildings. The lease agreements, which are included in lease-related intangibles, had a net book value of $14.4 million on the date of sale.

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
The originally assigned useful lives for the amortizable intangible assets as of December 31, 2013 are as follows:

Clearing firm, market data and other customer relationships	5-30 years
Lease-related intangible assets	24.5 years
Technology-related intellectual property	4-5 years
Trade name	3 years
Total amortization expense for intangible assets was $103.0 million, $116.2 million and $132.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)
2014	$100.8
2015	100.6
2016	97.2
2017	96.3
2018	94.7
Thereafter	1,801.6
Goodwill activity consisted of the following for the years ended December 31, 2013 and 2012:

(in millions)	Balance at December 31, 2012	Business Combinations	Divestitures	Other Activity	Balance at December 31, 2013
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,462.2	—	—	—	2,462.2
Other	69.0	—	—	2.1	71.1
Total Goodwill	$7,566.9	$—	$—	$2.1	$7,569.0
(in millions)	Balance at December 31, 2011	Business Combinations	Divestitures	Other Activity	Balance at December 31, 2012
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,462.2	—	—	—	2,462.2
Index Services	434.5	—	(434.5)	—	—
Other	51.6	46.3	(28.9)	—	69.0
Total Goodwill	$7,984.0	$46.3	$(463.4)	$—	$7,566.9
In 2012, the company recognized goodwill in connection with the acquisitions of KCBT and Pivot, Inc. and divested goodwill allocated to the Index Services and CMA reporting units in conjunction with the formation of S&P/DJI.
7. LONG-TERM INVESTMENTS
The company maintains various long-term investments as described below. The investments are recorded in other assets in the consolidated balance sheets.
BM&FBOVESPA S.A. The company owns an approximate 5% interest in BM&FBOVESPA S. A. (BM&FBOVESPA). BM&FBOVESPA is a stock and derivatives exchange in Brazil. The company accounts for its investment in BM&FBOVESPA as an available-for-sale security. The fair value of the investment was $473.1 million and $690.6 million at December 31, 2013 and 2012, respectively. The cost basis of the investment was $356.9 million at December 31, 2013 and 2012. The company and BM&FBOVESPA have entered into several agreements including co-location, licensing, order routing and technology development arrangements.
Bolsa Mexicana de Valores, S.A.B de C.V. In March 2010, the company acquired an approximate 2% interest in Bolsa Mexicana de Valores, S.A.B. de C.V. (Bolsa Mexicana), a financial exchange operator in Mexico. The company accounts for its investment in Bolsa Mexicana stock as an available-for-sale security. The fair value of the investment in Bolsa Mexicana at December 31, 2013 and 2012 was $26.8 million and $29.3 million, respectively. The cost basis of the investment was $17.3 million at December 31, 2013 and 2012. The company and Bolsa Mexicana maintain a strategic partnership that includes an order routing agreement for derivative products.
Bursa Malaysia Derivatives Berhad. The company owns a 25% interest in Bursa Malaysia Derivatives Berhad (Bursa Malaysia), and accounts for its investment in Bursa Malaysia using the equity method of accounting. The company's investment in Bursa Malaysia was $28.4 million at December 31, 2013. The company and Bursa Malaysia have entered into several agreements including agreements to provide licensing, order routing and trade matching services.
DME Holdings Limited. The company owns an approximate 50% interest in DME Holdings Limited (DME Holdings), and accounts for its investment in DME Holdings using the equity method of accounting. The company's investment in DME Holdings was $14.1 million at December 31, 2013. The company and DME Holdings maintain an agreement for Dubai Mercantile Exchange (DME) futures contracts to be exclusively traded on the CME Globex platform.
S&P/DJI Indices LLC. The company owns a 27% interest in S&P/DJI and accounts for its investment in S&P/DJI using the equity method of accounting. The company's investment in S&P/DJI was $948.7 million at December 31, 2013. The company has long-term exclusive licensing agreements with S&P/DJI to list products based on the Standard & Poor's Indices and on Dow Jones Indices.
8. DEBT
Short-term debt consisted of the following at December 31:

(in millions)	2013	2012
$750.0 million fixed rate notes due August 2013, stated rate of 5.40%	$—	$749.7
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	749.9	—
Total short-term debt	$749.9	$749.7
Long-term debt consisted of the following at December 31:

(in millions)	2013	2012
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	$—	$749.0
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%(1)	610.5	610.1
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (2)	748.0	747.7
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	748.7	—
Total long-term debt	$2,107.2	$2,106.8
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

Long-term debt maturities, at par value, were as follows as of December 31, 2013:

(in millions)
2014	$—
2015	—
2016	—
2017	—
2018	612.5
Thereafter	1,500.0
The fair values of the fixed rate notes due 2014, 2022 and 2043 were estimated using quoted market prices and are considered level 2 liabilities under the classification hierarchy for fair value measurements. The fair value of the fixed rate notes due 2018, which is considered a level 3 liability, was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. For further information on the three-level classification hierarchy of fair value measurements, see note 19. At December 31, 2013, the fair values of the fixed rate notes by maturity date were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	$754.0
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%	669.1
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	705.3
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	791.4
9. DERIVATIVE INVESTMENTS
The company mitigates certain financial exposures to interest rate risk through the use of derivative financial instruments as part of its risk management program. All derivatives have been designated as cash flow hedges.
In August 2012, the company entered into two forward-starting interest rate swap contracts, with an aggregate notional value of $1.5 billion, to hedge the risk of changes in underlying benchmark interest rates associated with the expected issuances of fixed rate debt. One of these swap contracts was settled in conjunction with the issuance of fixed rate debt in September 2012. The other swap contract was settled in conjunction with the issuance of the fixed rate debt in September 2013. The hedges were considered highly effective. The effective portion is included in other comprehensive income and is being amortized over the term of the debt.
The fair value and location of outstanding derivative instruments in the consolidated balance sheet were as follows at December 31:

(in millions)	Balance Sheet Location	2013	2012
Interest rate contract	Other liabilities	$—	$1.0
The pre-tax effect of derivative instruments on the consolidated statements of income as well as accumulated other comprehensive income (OCI) within the consolidated statements of comprehensive income and consolidated statements of shareholders' equity for the years ended December 31, 2013 and 2012 were as follows:

	Gains (Losses) Recognized in OCI (Effective Portion)		Gains (Losses) Reclassified from Accumulated OCI (Effective Portion)			Gains (Losses) Recognized in Income (Ineffective Portion)
(in millions)	2013	2012	Location	2013	2012	Location	2013	2012
Interest rate contracts	$128.8	$(25.3)	Interest and other borrowing costs	$(1.6)	$(1.1)	Gains (losses) on derivative investments	$—	$(0.1)
At December 31, 2013, the company expects to reclassify $1.4 million of net gains on derivative instruments from accumulated other comprehensive income to net income as a net reduction to interest expense during the next twelve months.

10. INCOME TAXES
Income before income taxes and the income tax provision consisted of the following for the years ended December 31. The company is subject to regulation under a wide variety of U.S., federal, state and foreign tax laws and regulations.

(in millions)	2013	2012	2011
Income before income taxes:
Domestic	$1,599.2	$1,703.5	$1,952.6
Foreign	1.8	(10.1)	(16.1)
Total	$1,601.0	$1,693.4	$1,936.5
Income tax provision:
Current:
Federal	$491.9	$585.2	$644.0
State	128.8	117.6	135.4
Foreign	8.2	1.7	1.4
Total	628.9	704.5	780.8
Deferred:
Federal	(157.6)	50.3	300.2
State	153.4	37.0	(954.1)
Foreign	(1.8)	(5.1)	(4.8)
Total	(6.0)	82.2	(658.7)
Total Income Tax Provision	$622.9	$786.7	$122.1
Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	2013	2012	2011
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.8	4.8	6.3
Domestic production activities deduction	(7.7)	—	—
Increase (decrease) in domestic valuation allowance	0.6	—	(2.5)
Impact of revised state and local apportionment estimates	6.6	1.0	(33.4)
Deferred taxes associated with McGraw venture and CMA sale	—	6.3	—
Other, net	(0.4)	(0.6)	0.9
Effective Tax Rate	38.9%	46.5%	6.3%

In 2013, the effective tax rate was higher than the statutory tax rate due to changes in estimate of state and local income tax apportionment factors.  The changes in estimate of state and local income tax apportionment factors significantly impacted the company’s deferred tax expense and expense related to uncertain tax positions. The increase in effective tax rate was partially offset by benefits accrued for the Section 199 Domestic Productions Activities Deduction (Section 199 deduction).  The Section 199 deduction is related to certain functions performed by the company's electronic trading platforms. The benefits accrued include the 2013 estimated benefit as well as benefits accrued for prior periods in which tax returns have been filed claiming the deduction or are expected to be filed claiming the deduction.
In 2012, the effective tax rate was higher than the statutory tax rate because of an increase to the income tax provision due to the establishment of deferred income tax liabilities associated with the McGraw venture.
In 2011, the effective tax rate was lower than the statutory tax rate because of a change in state tax apportionment which resulted in a reduction in the company's income tax provision largely due to a revaluation of its existing deferred income tax liabilities. Also in 2011, the company began marking to market its investment in BM&FBOVESPA which resulted in a reduction in valuation allowances on other unrealized capital losses previously reserved.

At December 31, deferred income tax assets (liabilities) consisted of the following:

(in millions)	2013	2012
Net Current Deferred Income Tax Assets:
Unrealized loss on securities	$3.0	$3.4
Stock-based compensation	19.1	12.9
Accrued expenses and other	30.2	17.8
Net Current Deferred Income Tax Assets	$52.3	$34.1
Net Non-Current Deferred Income Tax Assets:
Domestic unrealized loss on investment in BM&FBOVESPA	$59.7	$—
Foreign losses	18.8	22.7
Domestic losses	8.5	10.2
Stock-based compensation	49.3	47.9
Deferred compensation and other benefit plans	23.8	27.5
Property	35.2	—
Unrealized losses on securities	22.9	29.7
Accrued expenses and other	13.8	49.2
Subtotal	232.0	187.2
Valuation allowance	(47.5)	(24.8)
Total non-current deferred income tax assets	184.5	162.4
Non-Current Deferred Income Tax Liabilities:
Domestic unrealized gain on investment in BM&FBOVESPA	—	(21.6)
Purchased intangible assets	(7,434.2)	(7,523.6)
Property	—	(30.5)
Total non-current deferred income tax liabilities	(7,434.2)	(7,575.7)
Net Non-Current Deferred Income Tax Liabilities	$(7,249.7)	$(7,413.3)
A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred income tax assets may not be realized. The ultimate realization of the deferred income tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
At December 31, 2013 and 2012, the company had domestic and foreign income tax loss carry forwards of $117.3 million and $127.5 million, respectively. These amounts primarily related to losses from the acquisition of Swapstream Limited and its affiliates, the acquisition of Pivot, Inc., and losses incurred in the operation of various foreign entities. At December 31, 2013, the company also had net built-in, unrealized capital losses of $223.4 million. There were no net built-in, unrealized capital losses at December 31, 2012. At December 31, 2013 and 2012, the company determined that it was not more-likely-than-not that deferred income tax assets related to the acquisition of Swapstream Limited and its affiliates, other deferred income tax assets created from the start-up of various foreign operations and certain built-in losses will be fully realized. As a result, valuation allowances of $47.5 million and $24.8 million were recorded at December 31, 2013 and 2012.
The following is a summary of the company’s unrecognized tax benefits:

(in millions)	2013	2012	2011
Gross unrecognized tax benefits	$231.6	$37.7	$36.8
Unrecognized tax benefits, net of tax impacts in other jurisdictions	183.3	24.5	24.9
Unrecognized interest and penalties related to uncertain tax positions	42.5	20.1	17.1
Interest and penalties recognized in the consolidated statements of income	22.4	3.0	1.6
The company does not believes it is reasonably possible that within the next twelve months, unrecognized domestic tax benefits will change by a significant amount.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2013	2012	2011
Balance at January 1	$37.7	$36.8	$56.4
Additions based on tax positions related to the current year	26.1	5.3	6.0
Additions for tax positions of prior years	168.4	3.2	0.6
Reductions for tax positions of prior years	(0.4)	(2.0)	(22.9)
Reductions resulting from the lapse of statutes of limitations	(0.2)	(2.2)	—
Settlements with taxing authorities	—	(3.4)	(3.3)
Balance at December 31	$231.6	$37.7	$36.8
The company is subject to U.S. federal income tax as well as income taxes in Illinois and multiple other state, local and foreign jurisdictions.  As of December 31, 2013, substantially all federal and state income tax matters had been concluded through 2007 and 2004, respectively.
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
The following is a summary of the change in projected benefit obligation:

(in millions)	2013	2012
Balance at January 1	$181.6	$148.8
Service cost	18.0	16.0
Interest cost	7.9	7.9
Actuarial (gain) loss	(23.4)	18.5
Benefits paid	(8.4)	(9.6)
Balance at December 31	$175.7	$181.6
The aggregate accumulated benefit obligation was $154.8 million and $158.8 million at December 31, 2013 and 2012, respectively.
The following is a summary of the change in fair value of plan assets:

(in millions)	2013	2012	2011
Balance at January 1	$183.9	$149.1	$121.3
Actual return on plan assets	18.1	16.4	4.5
Employer contributions	—	28.0	28.0
Benefits paid	(8.4)	(9.6)	(4.7)
Balance at December 31	$193.6	$183.9	$149.1

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

(in millions)	2013	2012
Level 2:
Money market funds	$4.4	$29.4
Mutual funds:
Fixed income	60.7	50.8
Foreign equity	59.7	49.1
U.S. equity	59.6	47.4
Commodity	9.2	7.2
Total	$193.6	$183.9
At December 31, 2013 and 2012, the fair value of pension plan assets exceeded the projected benefit obligation by $17.9 million and $2.3 million, respectively. This excess was recorded as a non-current pension asset in other assets in the consolidated balance sheet.
CME's funding goal is to have its pension plan 100% funded at each year-end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2013 assumptions have been used to project the assets and liabilities from December 31, 2013 to December 31, 2014. The result of this projection is that estimated liabilities would exceed the fair value of the plan assets at December 31, 2014 by approximately $3.5 million. Accordingly, it is estimated that a $3.5 million contribution in 2014 will allow the company to meet its funding goal.
The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate are indicated below:

(in millions)	2013	2012	2011
Components of Net Pension Expense:
Service cost	$18.0	$16.0	$13.5
Interest cost	7.9	7.9	7.4
Expected return on plan assets	(13.3)	(11.0)	(9.0)
Recognized net actuarial loss	3.1	2.5	1.5
Net Pension Expense	$15.7	$15.4	$13.4
Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	5.10%	4.10%	5.00%
Rate of compensation increase	5.00	5.00	5.00
Cash balance interest crediting rate	4.00	4.00	4.00
Assumptions Used to Determine Net Pension Expense:
Discount rate	4.10%	5.00%	5.70%
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	7.50	7.75	7.75
Interest crediting rate	4.00	4.00	4.00
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

	2013	2012
Fixed income	31.4%	27.6%
U.S. equity	30.8	25.8
Foreign equity	30.8	26.7
Commodity	4.7	3.9
Money market funds	2.3	16.0
The range of target allocation percentages for 2014 is as follows:

	Minimum	Maximum
Fixed income	33.0%	45.0%
U.S. equity	23.5	35.0
Foreign equity	23.5	35.0
Commodity	2.0	8.0
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
The pre-tax balance and activity of the prior service costs and actuarial losses for the pension plan, which are included in other comprehensive income (loss), for 2013 are as follows:

(in millions)	Prior Service Costs	Actuarial Loss
Balance at January 1	$0.2	$53.9
Unrecognized net gain	—	(28.3)
Recognized as a component of net pension expense	(0.1)	(3.1)
Balance at December 31	$0.1	$22.5
The company expects to amortize $1.1 million of actuarial loss and prior service costs from accumulated other comprehensive income (loss) into net periodic benefit costs in 2014.
At December 31, 2013, anticipated benefit payments from the plan in future years are as follows:

(in millions)
2014	$11.8
2015	13.2
2016	14.2
2017	15.3
2018	17.1
2019-2023	101.3
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
Aggregate expense for all of the defined contribution savings plans amounted to $9.9 million, $8.9 million and $8.6 million in 2013, 2012 and 2011, respectively.
CME Non-Qualified Plans. CME maintains non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the exchange and totaled $49.6 million and $38.7 million at December 31, 2013 and 2012 respectively. Although the value of the plans is recorded as an asset in marketable securities in the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense.
Supplemental Savings Plan. CME maintains a supplemental plan to provide benefits for employees who have been impacted by statutory limits under the provisions of the qualified pension and savings plan. Employees in this plan are subject to the vesting requirements of the underlying qualified plans.
Deferred Compensation Plan. A deferred compensation plan is maintained by CME, under which eligible employees and members of the board of directors may contribute a percentage of their compensation and defer income taxes thereon until the time of distribution.
COMEX Members' Retirement Plan and Benefits. COMEX maintains a retirement and benefit plan under the COMEX Members' Recognition and Retention Plan (MRRP). This plan provides benefits to certain members of the COMEX division based on long-term membership, and participation is limited to individuals who were COMEX division members prior to NYMEX's acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of this acquisition. Under the terms of the MRRP, the company is required to fund the plan with a minimum annual contribution of $0.8 million until it is fully funded. All benefits to be paid under the MRRP are based on reasonable actuarial assumptions which are based upon the amounts that are available and are expected to be available to pay benefits. Total contributions to the plan were $0.8 million for each the years 2011 through 2013. At December 31, 2013 and 2012, the obligation for the MRRP totaled $20.3 million and $22.7 million, respectively. Assets with a fair value of $19.2 million and $18.4 million have been allocated to this plan at December 31, 2013 and 2012, respectively, and are included in marketable securities and cash and cash equivalents in the consolidated balance sheets. The balances in these plans are subject to the claims of general creditors of COMEX.
12. COMMITMENTS
Operating Leases. CME Group has entered into various non-cancellable operating lease agreements, with the most significant being as follows:

•
In November 2013, the company sold a building in New York and leased back a portion of the property. The operating lease, which has an initial lease term ending on December 31, 2028, contains two consecutive renewal options for five years.

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

At December 31, 2013, future minimum payments under non-cancellable operating leases were payable as follows (in millions):

Year
2014	$53.0
2015	53.6
2016	42.0
2017	42.3
2018	41.6
Thereafter	263.1
Total	$495.6
Total rental expense, including equipment rental, was $50.5 million in 2013, $46.1 million in 2012 and $41.0 million in 2011.
Other Commitments. Commitments include material contractual purchase obligations that are non-cancellable. Purchase obligations relate to advertising, licensing, hardware, software and maintenance as well as telecommunication services. At December 31, 2013, future minimum payments due under purchase obligations were payable as follows (in millions):

Year
2014	$14.2
2015	8.1
2016	3.4
2017	2.9
2018	2.3
Thereafter	3.5
Total	$34.4
13. CONTINGENCIES
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
In 2009, CME and CBOT filed a complaint against Howard Garber in the Northern District of Illinois seeking a declaratory judgment that neither CME nor CBOT infringed the Garber patent, which relates to electronic market makers, and that the patent is invalid and unenforceable. The Technology Research Group (TRG) was substituted for Mr. Garber in 2009 and TRG filed counterclaims alleging patent infringement and other related claims. In 2011, the case was dismissed with the right to reinstate pending the outcome of a reexamination by the USPTO. In August and October 2013, the USPTO issued actions resulting in the rejection of all TRG’s claims completing the reexamination process.  In January 2014, TRG appealed the decision of the USPTO.  Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
In 2009, Realtime Data LLC (Realtime) filed a complaint against CME Group and other exchanges alleging willful infringement of four patents which was later amended to add CBOT and NYMEX as defendants. Subsequently, two additional lawsuits were filed each adding a claim for the infringement of an additional patent. Both of these lawsuits were consolidated with the original action. Realtime is seeking a permanent injunction, enhanced damages, attorneys' fees and costs. In January 2014, the Court of Appeals for the Federal Circuit ruled in CME Group's favor and affirmed rulings of the Southern District of New York. Realtime filed a petition for a rehearing before the same panel of judges. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges.
The foregoing legal matters involve alleged infringements of intellectual property which, due to their nature, involve potential liability that is uncertain, difficult to quantify and involves a wide range of potential outcomes. The company believes that the matters are without merit, and the company intends to defend itself vigorously against the claims. We expect the re-

examinations by the USPTO in the Fifth Market and Garber matters, including any appeals thereof, to result in a determination of the validity of the patents at issue which we expect will have an impact on the merits of the matters. Given the uncertainty of the potential outcome of the re-examinations and the potential rehearing of the Realtime matter as well as other factors which may potentially impact the resolution of these matters, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible loss in the unlikely event it were found to be liable at trial in these matters.
A number of lawsuits were filed in federal court in New York on behalf of all commodity account holders or customers of MF Global who had not received a return of 100% of their funds. These matters have been consolidated into a single action in federal court in New York, and a consolidated amended class action complaint was filed on November 5, 2012. On November 6, 2013, CME announced that it has reached an agreement in principle to resolve the class action litigation. In an agreement between the trustee and CME, CME will be allowed to assert a $29.0 million claim against MF Global based on expenses incurred by CME as a result of MF Global’s bankruptcy. In a separate agreement between CME and the customer representatives, CME has agreed to deliver $14.5 million, one-half of the distribution that it will receive from the trustee, to the customer representatives for distribution to MF Global’s former customers. The agreements are subject to court approval before they can become effective. In connection with the settlements between the company and the trustee and the customers, the company’s $550.0 million financial guarantee to the bankruptcy trustee to cover any shortfall in the bankruptcy will be extinguished. The company believes that the likelihood of payment to the trustee is very remote. As a result, the guarantee liability is estimated to be immaterial at December 31, 2013.
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
At December 31, 2013 and 2012, the company had accrued $11.3 million and $13.2 million, respectively, for legal and regulatory matters that were probable and estimable.
Intellectual Property Indemnifications. Certain agreements with customers and other third parties related to accessing the CME platforms; utilizing market data services; and licensing CME SPAN software may contain indemnifications from intellectual property claims that may be made against them as a result of their use of the applicable products and/or services. The potential future claims relating to these indemnifications cannot be estimated and therefore no liability has been recorded.
14. GUARANTEES
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2014. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable letters of credit. At December 31, 2013, CME was contingently liable to SGX on irrevocable letters of credit totaling $395.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2013.
Family Farmer and Rancher Protection Fund. In April 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund has an aggregate maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2013.
15. REDEEMABLE NON-CONTROLLING INTEREST
The following summarizes the changes in redeemable non-controlling interest for the years presented. Non-controlling interests that do not contain redemption features are presented in the statements of equity.

(in millions)	2013	2012	2011
Balance at January 1	$80.8	$70.3	$68.1
Allocation of stock-based compensation	—	—	0.1
Total comprehensive income attributable to redeemable non-controlling interest	1.5	10.5	2.1
Purchase of non-controlling interest	(82.3)	—	—
Balance at December 31	$—	$80.8	$70.3
In April 2013, the company purchased the remaining 10% non-controlling interest in its business venture with Dow Jones for $80.0 million. Prior to the purchase, the company maintained a 24.4% interest in S&P/DJI. As a result of the purchase of the non-controlling interest, the company's interest in S&P/DJI increased to 27%. The company recognized a $165.6 million tax benefit through additional paid-in capital. The tax benefit was due to a reduction in deferred tax liabilities related to the tax basis in Index Holdings. The company also recognized a $2.3 million gain through additional paid-in capital related to the purchase of the non-controlling interest.
16. CAPITAL STOCK
Shares Outstanding. The following table presents information regarding capital stock:

	December 31,
(in thousands)	2013	2012
Class A common stock authorized	1,000,000	1,000,000
Class A common stock issued and outstanding	333,852	331,832
Class B-1 common stock authorized, issued and outstanding	0.6	0.6
Class B-2 common stock authorized, issued and outstanding	0.8	0.8
Class B-3 common stock authorized, issued and outstanding	1.3	1.3
Class B-4 common stock authorized, issued and outstanding	0.4	0.4
In May 2012, the company's board of directors declared a five-for-one split of its Class A common stock by way of a stock dividend to its Class A and Class B shareholders. The stock split was effective July 20, 2012 for all shareholders of record on July 10, 2012. As a result of the stock split, all amounts related to shares and earnings per share were retroactively restated. Since the par value of the class A common stock remained at $0.01 per share, the recorded value for class A common stock was retroactively adjusted to reflect the par value of total outstanding shares.
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
Trading rights at CBOT are evidenced by Class B memberships in CBOT, at NYMEX by Class A memberships in NYMEX and at COMEX by COMEX Division Memberships. Members of CBOT, NYMEX and COMEX do not have any rights to elect members of the board of directors and are not entitled to receive dividends or other distributions on their memberships or trading permits.
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
Election of Directors. The CME Group Board of Directors is currently comprised of 29 members. Holders of Class B-1, Class B-2 and Class B-3 common stock have the right to elect six directors, of which three are elected by Class B-1 shareholders, two are elected by Class B-2 shareholders and one is elected by Class B-3 shareholders. The remaining directors are elected by the Class A and Class B shareholders voting as a single class.
Dividends. Holders of Class A and Class B common stock of CME Group are entitled to receive proportionately such dividends, if any, as may be declared by the CME Group board of directors.
CME Group Omnibus Stock Plan. CME Group has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A common stock shares have been reserved for awards under the plan. Awards totaling 22.8 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2013 (note 17).
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
Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. A total of 625,000 Class A shares have been reserved under this plan, and approximately 261,000 shares have been awarded through December 31, 2013.
Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. A total of 500,000 Class A shares have been reserved under this plan, of which approximately 177,000 shares have been purchased through December 31, 2013 (note 17).
Share Repurchases. In May 2011, the board of directors authorized a share buyback program of up to $750.0 million of CME Group Class A common stock over a 12 month period. During 2011, 4.0 million shares were purchased at an average price of $54 per share for a total cost of $220.4 million. This plan's authorization has expired.
17. STOCK-BASED PAYMENTS
CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A shares have been reserved for awards under the plan. Awards totaling 22.8 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2013. Awards granted before 2009 generally vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. Beginning in 2009, awards granted generally vest over a four-year period, with 25% vesting one year after the grant date and on that same date in each of the following three years.

Total compensation expense for stock-based payments and total income tax benefit recognized in the consolidated statements of income for stock-based awards were as follows:

(in millions)	2013	2012	2011
Compensation expense	$54.4	$61.4	$51.3
Income tax benefit recognized	20.0	22.5	18.8
Excluding estimates of future forfeitures, at December 31, 2013, there was $91.8 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. This expense is expected to be recognized over a weighted average period of 2.1 years.
The Black-Scholes fair value of each option grant was calculated using the following assumptions:

Grant Year
	2012	2011
Dividend yield	4.2%-4.5%	1.2%-2.4%
Expected volatility	40%-41%	41%-42%
Risk-free interest rate	0.8%-1.5%	2.0%-2.3%
Expected life	5.0 to 6.2 years	5.6 to 6.2 years
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
The following table summarizes stock option activity for 2013. Aggregate intrinsic value is in millions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,895,271	$63	5.7	$15.2
Granted	—	—
Exercised	(1,532,342)	48
Cancelled	(171,335)	72
Outstanding at December 31, 2013	4,191,594	67	4.9	70.4
Exercisable at December 31, 2013	3,333,164	71	4.3	49.7
The weighted average grant date fair value of options granted during 2012 and 2011 was $13 and $19 per share, respectively. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $35.3 million, $19.0 million and $4.2 million, respectively.
In 2013, the company granted 799,978 shares of restricted Class A common stock and 4,984 shares of restricted stock units. Restricted common stock and restricted stock units generally have a vesting period of 2 to 4 years. The fair value related to these grants was $57.4 million, which is recognized as compensation expense on an accelerated basis over the vesting period. Beginning with restricted stock grants in September 2010, dividends are accrued on restricted Class A common stock and restricted stock units and are paid once the restricted stock vests. In 2013, the company also granted 143,134 performance shares. The fair value related to these grants was $10.4 million, which is recognized as compensation expense on an accelerated and straight-lined basis over the vesting period. The vesting of these shares is contingent on meeting stated performance or market conditions.

The following table summarizes restricted stock, restricted stock units, and performance shares activity for 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	1,913,527	$54
Granted	948,096	71
Vested	(441,682)	56
Cancelled	(334,690)	57
Outstanding at December 31, 2013	2,085,251	63
The total fair value of restricted stock, restricted stock units, and performance shares that vested during 2013, 2012 and 2011 was $31.9 million, $20.9 million and $11.6 million, respectively.
Eligible employees may acquire shares of Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the NASDAQ Global Select Market. Compensation expense is recognized on the dates of purchase for the discount from the closing price. In 2013, 2012 and 2011, a total of 18,632, 27,768 and 32,085 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.1 million, $0.1 million and $0.2 million for the purchase discount was recognized in 2013, 2012 and 2011, respectively.
Non-executive directors receive an annual award of Class A common stock with a value equal to $75,000. Non-executive directors may also elect to receive some or all of the cash portion of their annual stipend, up to $25,000, in shares of stock based on the closing price at the date of distribution. As a result, 27,168, 40,260 and 40,585 shares of Class A common stock were issued to non-executive directors during 2013, 2012 and 2011, respectively. These shares are not subject to any vesting restrictions. Expense of $2.1 million, $2.2 million and $2.1 million related to these stock-based payments was recognized for the years ended December 31, 2013, 2012 and 2011, respectively.
18. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present changes in the accumulated balances for each component of other comprehensive income attributable to CME Group, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2012	$256.7	$(32.4)	$(16.4)	$1.4	$209.3
Other comprehensive income before reclassifications and income tax benefit (expense)	(221.0)	28.4	128.8	(0.8)	(64.6)
Amounts reclassified from accumulated other comprehensive income	(0.7)	3.2	1.6	—	4.1
Income tax benefit (expense)	63.9	(12.0)	(49.0)	0.3	3.2
Net current period other comprehensive income attributable to CME Group	(157.8)	19.6	81.4	(0.5)	(57.3)
Balance at December 31, 2013	$98.9	$(12.8)	$65.0	$0.9	$152.0

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2011	$148.4	$(26.1)	$(1.2)	$(9.5)	$111.6
Other comprehensive income before reclassifications and income tax benefit (expense)	174.7	(13.0)	(25.3)	(1.3)	135.1
Amounts reclassified from accumulated other comprehensive income (1)	(1.8)	2.5	1.1	18.4	20.2
Income tax benefit (expense)	(64.6)	4.2	9.0	(6.2)	(57.6)
Net current period other comprehensive income attributable to CME Group	108.3	(6.3)	(15.2)	10.9	97.7
Balance at December 31, 2012	$256.7	$(32.4)	$(16.4)	$1.4	$209.3

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2010	$5.7	$(15.2)	$(1.8)	$(92.8)	$(104.1)
Other comprehensive income before reclassifications and income tax benefit (expense)	166.4	(19.1)	—	96.6	243.9
Amounts reclassified from accumulated other comprehensive income	—	1.7	0.9	—	2.6
Income tax benefit (expense)	(23.7)	6.5	(0.3)	(13.3)	(30.8)
Net current period other comprehensive income attributable to CME Group	142.7	(10.9)	0.6	83.3	215.7
Balance at December 31, 2011	$148.4	$(26.1)	$(1.2)	$(9.5)	$111.6
(1) In the second quarter of 2012, the company recognized an $18.4 million foreign currency translation loss related to the sale of Credit Market Analysis Ltd. (CMA) within other non-operating income (expense).
19. FAIR VALUE MEASUREMENTS
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
The company determined the fair value of its contingent consideration liabilities, considered level 3 liabilities, using a discounted cash flow model to calculate the present value of future payouts. The liabilities were included in level 3 because management used significant unobservable inputs, including a discount rate of 20% and payout probabilities of either 75% or 100%. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value.
Financial assets and liabilities recorded in the consolidated balance sheet as of December 31, 2013 and 2012 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$18.3	$—	$—	$18.3
Mutual funds	49.6	—	—	49.6
Equity securities	0.1	—	—	0.1
Asset-backed security	—	0.4	—	0.4
Total	68.0	0.4	—	68.4
Equity investments	499.9	—	—	499.9
Total Assets at Fair Value	$567.9	$0.4	$—	$568.3
Liabilities at Fair Value:
Contingent consideration	$—	$—	$15.7	$15.7
Total Liabilities at Fair Value	$—	$—	$15.7	$15.7

	December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$17.5	$—	$—	$17.5
Mutual funds	38.7	—	—	38.7
Asset-backed securities	—	0.4	—	0.4
Total	56.2	0.4	—	56.6
Equity investments	721.7	—	—	721.7
Total Assets at Fair Value	$777.9	$0.4	$—	$778.3
Liabilities at Fair Value:
Interest rate swap contracts	$—	$1.0	$—	$1.0
Contingent consideration	—	—	12.6	12.6
Total Liabilities at Fair Value	$—	$1.0	$12.6	$13.6
There were no transfers of assets between level 1 and level 2 during 2013 and 2012. The following is a reconciliation of liabilities valued at fair value on a recurring basis using significant unobservable inputs (level 3) during 2013 and 2012. There were no assets valued at fair value on a recurring basis using significant unobservable inputs (level 3) during 2013 and 2012.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2011	$10.3
Contingent obligation arising from acquisition	1.2
Realized and unrealized gains (losses):
Included in operating expense	1.1
Fair value of liability at December 31, 2012	12.6
Contingent obligation arising from acquisition	4.4
Realized and unrealized gains (losses):
Included in operating expense	6.0
Settlements	(7.3)
Fair value of liability at December 31, 2013	$15.7
There were no assets or liabilities valued at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) during 2013 and 2012.

20. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income attributable to CME Group by the weighted average number of shares of all classes of common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Anti-dilutive stock options and stock awards were as follows for the years presented:

(in thousands)	2013	2012	2011
Stock options	1,566	4,851	4,689
Stock awards	65	—	—
Total	1,631	4,851	4,689
The following table presents the earnings per share calculation for the years presented:

	2013	2012	2011
Net Income Attributable to CME Group (in millions)	$976.8	$896.3	$1,812.3
Weighted Average Common Shares Outstanding (in thousands):
Basic	332,678	331,252	332,737
Effect of stock options and stock awards	1,720	1,067	1,074
Diluted	334,398	332,319	333,811
Earnings per Common Share Attributable to CME Group:
Basic	$2.94	$2.71	$5.45
Diluted	2.92	2.70	5.43
21. QUARTERLY INFORMATION (UNAUDITED)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Year Ended December 31, 2013
Total revenues	$718.6	$816.1	$714.6	$687.0	$2,936.3
Operating income	405.5	507.8	400.5	323.2	1,637.0
Non-operating income (expense)	(17.9)	(0.3)	(1.6)	(16.2)	(36.0)
Income before income taxes	387.6	507.5	398.9	307.0	1,601.0
Net income attributable to CME Group	235.8	311.2	236.7	193.1	976.8
Earnings per common share attributable to CME Group:
Basic	$0.71	$0.94	$0.71	$0.58	$2.94
Diluted	0.71	0.93	0.71	0.58	2.92
Year Ended December 31, 2012
Total revenues	$774.6	$795.9	$683.2	$660.9	$2,914.6
Operating income	451.2	469.2	396.0	375.6	1,692.0
Non-operating income (expense)	(17.8)	41.5	(0.2)	(22.1)	1.4
Income before income taxes	433.4	510.7	395.8	353.5	1,693.4
Net income attributable to CME Group	266.6	244.9	218.0	166.8	896.3
Earnings per common share attributable to CME Group:
Basic	$0.81	$0.74	$0.66	$0.50	$2.71
Diluted	0.80	0.74	0.66	0.50	2.70
22. SUBSEQUENT EVENTS
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events that require disclosure, except for the following:
In February 2014, the company repaid the $750.0 million fixed rate notes due February 2014.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in the following report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of CME Group Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of CME Group Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CME Group Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CME Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

Ernst & Young, LLP

Chicago, Illinois
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of CME Group Inc. and Subsidiaries
We have audited CME Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). CME Group Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, CME Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CME Group Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period end December 31, 2013 of CME Group Inc. and subsidiaries and our report dated February 28, 2014, expressed an unqualified opinion thereon.

Ernst & Young LLP
Chicago, Illinois
February 28, 2014

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the company's management, including the company's Chief Executive Officer and Chief Financial Officer, have evaluated the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. There were no changes in the company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a written code of conduct applicable to all of our employees, including our Executive Chairman & President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers. In accordance with SEC rules and regulations, our Code of Conduct is available on our website at www.cmegroup.com under the “Investor Relations-Corporate Governance” link. We intend to disclose promptly on our Web site any substantive amendments to our Code of Conduct and, in accordance with the listing requirements of the NASDAQ, any waivers granted to our executive officers or Board members will be promptly disclosed on a Current Report on Form 8-K. In addition, we have adopted Corporate Governance Principles which govern the practices of our board of directors. You may also obtain a copy of our Code of Conduct and our Corporate Governance Principles by following the instructions in the section of this Annual Report on Form 10-K entitled “Item 1. Business-Available Information.”
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of CME Group’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 21, 2014, to be filed by CME Group with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013 (Proxy Statement). Additional information called for by this item is contained in Item 1 of this Annual Report on Form 10-K under the caption “Employees-Executive Officers.”

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
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:
CME Group Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2013, 2012 and 2011
(dollars in millions)

	Balance at beginning of year	Charged against goodwill	Charged (credited) to costs and expenses	Other(1)	Balance at end of year
Year Ended December 31, 2013
Allowance for doubtful accounts	$0.8	$—	$0.8	$(0.4)	$1.2
Allowance for deferred tax assets	24.8	—	4.6	18.1	47.5
Year Ended December 31, 2012
Allowance for doubtful accounts	$1.3	$—	$1.0	$(1.5)	$0.8
Allowance for deferred tax assets	43.2	0.5	(3.0)	(15.9)	24.8
Year Ended December 31, 2011
Allowance for doubtful accounts	$1.6	$—	$22.4	$(22.7)	$1.3
Allowance for deferred tax assets	258.4	—	(46.4)	(168.8)	43.2
 _______________

(1)	Includes write-offs of doubtful accounts and reversals of deferred tax asset valuation allowances against accumulated other comprehensive income.
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

3.2	Tenth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 23, 2013, File No. 001-31553).

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

4.7
Fifth Supplemental Indenture (including the form of 3.00% note due 2022), dated September 10, 2012, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on September 10, 2012, File No. 001-31553).

4.8
Sixth Supplemental Indenture (including the form of 5.300% note due 2043), dated as of September 9, 2013, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on September 9. 2013, File No. 001-31553).

4.9
Indenture (including the form of 4.40% note due 2018), dated March 18, 2010, between CME Group Index Services LLC, CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2010, File No. 001-31553).

10.	Material Contracts

10.1(1)
CME Group Inc. Amended and Restated Omnibus Stock Plan, amended and restated effective as of May 23, 2012 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on May 29, 2012, File No. 001-31553); First Amendment to the Amended and Restated Omnibus Stock Plan, effective as of December 5, 2012 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2013, File No. 001-31553).

10.2(1)	Form of Equity Grant Letter for Executive Officers (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2013, File No. 001-31553).

Exhibit Number	Description of Exhibit
10.3(1)
Form of equity grant letter for performance based shares based on specific Company initiatives (incorporated by reference to Exhibit 10.7 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 5, 2011, File No. 001-31553).

10.4(1)
Form of equity grant letter for annual grant of performance shares (incorporated by reference to Exhibit 10.4 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2013, File No. 001-31553).

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

10.7(1)
CME Group Inc.'s Amended and Restated Employee Stock Purchase Plan, amended and restated as of May 23, 2012 (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 8-K, filed with the SEC on May 29, 2012, File No. 001-31553; First Amendment to the Amended and Restated Employee Stock Purchase Plan, effective as of December 5, 2012 (incorporated by reference to Exhibit 10.7 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2013, File No. 001-31553).

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

10.13(1)
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

10.14(1)
Recognition and Retention Plan for Members of the COMEX Division of New York Mercantile Exchange (incorporated by reference to Exhibit 10.11 to NYMEX Holdings, Inc.'s Form 10-K, filed with the SEC on March 29, 2001, File No. 333-30332).

10.15(1)
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

10.16(1)(2)*
CME Group Inc. Severance Plan for Eligible Executives, amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.17 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2013, File No. 001-31553).

10.17(1)(2)*
CME Group Inc. Severance Plan, amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.18 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2013, File No. 001-31553).

Exhibit Number	Description of Exhibit

10.18(1)
Amended Agreement, effective as of February 5, 2014, between CME Group Inc. and Terrence A. Duffy (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on February 11, 2014, File No. 001-31553).

10.19(1)
Amended Agreement, effective as of February 5, 2014, between CME Group Inc. and Phupinder S. Gill (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 8-K, filed with the SEC on February 11, 2014, File No. 001-31553).

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

10.22(1)
Consulting Agreement between John F. Sandner and Chicago Mercantile Exchange Holdings Inc., dated October 10, 2005 (incorporated by reference to Exhibit 10.4 to Chicago Mercantile Exchange Holdings Inc.'s Form 10-Q, filed with the SEC on November 4, 2005, File No. 000-33379); Amendment, dated November 30, 2012 (incorporated by reference to Exhibit 10.23 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2013, File No. 001-31553).

10.23(3)
License Agreement, dated June 29, 2012, between Standard & Poor's Financial Services LLC and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.6 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 8, 2012, File No. 001-31553).

10.24(3)
Amended and Restated Index License Agreement, between CME Group Index Services LLC and the Board of Trade of the City of Chicago, Inc., effective as of July 1, 2011 (incorporated by reference to Exhibit 10.5 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 8, 2012, File No. 001-31553).

10.25(3)
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

10.26*
$1.5 Billion Credit Agreement, dated as of November 30, 2012, among CME Group Inc., certain financial institutions and other persons party thereto as lenders, and Bank of America, N.A., as administrative agent, Barclays Bank PLC, Citibank, N.A., UBS Securities LLC, and Wells Fargo Bank, National Association as co-syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, UBS Securities LLC, and Wells Fargo Securities, LLC as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 8-K, filed with the SEC on December 5, 2012, File No. 001-31553); Amendment No. 1 to Credit Agreement and Joinder Agreement, dated as of November 30, 2012, including the Consolidated Form Credit Agreement as Annex A, among CME Group Inc., certain financial institutions and other persons party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on December 5, 2012, File No. 001-31553); Amendment No. 2 to Credit Agreement, dated as of November 8, 2013, among CME Group Inc, Bank of America, N.A., as administrative agent and each of the lenders which are parties thereto.*

10.27
$250,000,000 Credit Agreement, dated as of November 30, 2012, among CME Group Inc., as borrower, and the lenders party thereto, and Bank of America, N.A., as administrative agent, Barclays Bank plc, Citibank, N.A., UBS Securities LLC, and Wells Fargo Bank, National Association, as co-syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank plc, UBS Securities LLC, and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 8-K, filed with the SEC on December 5, 2012, File No. 001-31533).

Exhibit Number	Description of Exhibit
10.28
364-Day Chicago Mercantile Exchange Credit Facility, dated as of November 7, 2013, among Chicago Mercantile Exchange Inc. with each of the banks from time to time party thereto; Bank of America, N.A., as administrative agent; Deutsche Bank Trust Company Americas, as collateral agent; Bank of China, Chicago Branch, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank, N.A., BMO Harris Bank N.A. and Barclays Bank PLC, as syndication agents; The Bank of Nova Scotia, Fifth Third Bank, Lloyds Bank PLC and Wells Fargo Bank, National Association, as documentation agents; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of China, Chicago Branch, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank, N.A., BMO Capital Markets Corp., and Barclays Bank PLC, as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on November 13, 2013, File No. 001-31553).

10.29
Commercial Paper Dealer Agreement, dated as of August 16, 2007, among CME Group Inc., as Issuer, and Lehman Brothers Inc., as Dealer (subsequently assigned to Barclays Capital Inc. in connection with the bankruptcy of Lehman Brothers Holdings Inc.) (incorporated by reference to Exhibit 4.1 above).

10.30
Issuing and Paying Agency Agreement, dated as of August 16, 2007, between CME Group Inc. and JPMorgan Chase Bank, National Association, as Issuing and Paying Agent (incorporated by reference to Exhibit 4.2 above).

10.31	Commercial Paper Dealer Agreement, dated as of August 20, 2008, between CME Group Inc., as Issuer, and Banc of America Securities LLC, as Dealer (incorporated by reference to Exhibit 4.3 above).

10.32	Commercial Paper Dealer Agreement, dated as of August 22, 2008, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 4.4 above).
12.1*	Ratio of Earnings to Fixed Charges. .

21.1*	List of Subsidiaries of CME Group Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Section 302—Certification of Phupinder S. Gill.

31.2*	Section 302—Certification of James E. Parisi.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*	Filed herewith.

(1)	Management contract or compensatory plan or arrangement.

(2)	Refiled to incorporate an immaterial amendment that was inadvertently excluded when the plan was originally amended and restated.

(3)	Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 28th day of February, 2014.

CME Group Inc.

By:	/S/ JAMES E. PARISI
James E. Parisi Senior Managing Director and Chief Financial Officer

Signature	Title

/S/ TERRENCE A. DUFFY	Executive Chairman of the Board and Director & President
Terrence A. Duffy

/S/ PHUPINDER S. GILL	Chief Executive Officer and Director
Phupinder S. Gill

/S/ JAMES E. PARISI	Senior Managing Director and Chief Financial Officer
James E. Parisi

/S/ JAMES V. PIEPER	Managing Director and Chief Accounting Officer
James V. Pieper

/S/ LEO MELAMED	Chairman Emeritus and Director
Leo Melamed

/S/ JEFFREY M. BERNACCHI	Director
Jeffrey M. Bernacchi

/S/ TIMOTHY S. BITSBERGER	Director
Timothy S. Bitsberger

/S/ DENNIS H. CHOOKASZIAN	Director
Dennis H. Chookaszian

/S/ JACKIE M. CLEGG	Director
Jackie M. Clegg

/S/ JAMES A. DONALDSON	Director
James A. Donaldson

/S/ MARTIN J. GEPSMAN	Director
Martin J. Gepsman

/S/ LARRY G. GERDES	Director
Larry G. Gerdes

/S/ DANIEL R. GLICKMAN	Director
Daniel R. Glickman
/S/ J. DENNIS HASTERT	Director
J. Dennis Hastert

/S/ BRUCE F. JOHNSON	Director
Bruce F. Johnson

/S/ WILLIAM P. MILLER II	Director
William P. Miller II

/S/ JOSEPH NICIFORO	Director
Joseph Niciforo

/S/ C.C. ODOM II	Director
C.C. Odom II

/S/ JAMES E. OLIFF	Director
James E. Oliff

/S/ RONALD A. PANKAU	Director
Ronald A. Pankau

/S/ EDEMIR PINTO	Director
Edemir Pinto

/S/ ALEX J. POLLOCK	Lead Director
Alex J. Pollock

/S/ JOHN F. SANDNER	Director
John F. Sandner

/S/ TERRY L. SAVAGE	Director
Terry L. Savage

/S/ CHRISTOPHER STEWART	Director
Christopher Stewart

/S/ DENNIS A. SUSKIND	Director
Dennis A. Suskind

/S/ DAVID J. WESCOTT	Director
David J. Wescott

/S/ STEVEN E. WOLLACK	Director
Steven E. Wollack