Form 10-Q
period 2014-03-31
CME GROUP INC.
filed 2014-05-07
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 16, 2014 was as follows: 335,790,986 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

 CME GROUP INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Certain Terms
All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.
Unless otherwise indicated, references to CME Group Inc. (CME Group) products include references to products listed on one of its regulated exchanges: Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), and Commodity Exchange, Inc. (COMEX). Products listed on these exchanges are subject to the rules and regulations of the particular exchange and the applicable rulebook should be consulted. Unless otherwise indicated, references to NYMEX include its subsidiary, COMEX.
Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our website does not constitute a part of this Quarterly Report on Form 10-Q.
Information about Contract Volume and Average Rate per Contract
All amounts regarding contract volume and average rate per contract exclude our interest rate swaps, credit default swaps and CME Clearing Europe contracts.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2014 and Item 1A. of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$1,053.7	$2,469.7
Marketable securities	72.2	68.4
Accounts receivable, net of allowance of $1.2 and $1.2	344.6	302.7
Other current assets (includes $37.0 and $40.0 in restricted cash)	180.7	209.7
Performance bonds and guaranty fund contributions	21,658.5	21,355.1
Total current assets	23,309.7	24,405.6
Property, net of accumulated depreciation and amortization of $694.4 and $678.4	508.4	513.4
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,716.1	2,741.2
Goodwill	7,569.0	7,569.0
Other assets (includes $74.9 and $74.0 in restricted cash)	1,888.6	1,873.3
Total Assets	$53,167.1	$54,277.8

Liabilities and Equity
Current Liabilities:
Accounts payable	$43.1	$36.2
Short-term debt	—	749.9
Other current liabilities	328.1	1,169.8
Performance bonds and guaranty fund contributions	21,658.5	21,355.1
Total current liabilities	22,029.7	23,311.0
Long-term debt	2,107.4	2,107.2
Deferred income tax liabilities, net	7,276.1	7,249.7
Other liabilities	443.8	449.4
Total Liabilities	31,857.0	33,117.3

CME Group Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of March 31, 2014 and December 31, 2013; none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized; 334,007 and 333,852 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3.3	3.3
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	17,521.1	17,504.9
Retained earnings	3,603.9	3,494.6
Accumulated other comprehensive income (loss)	176.3	152.0
Total CME Group shareholders’ equity	21,304.6	21,154.8
Non-controlling interest	5.5	5.7
Total Equity	21,310.1	21,160.5
Total Liabilities and Equity	$53,167.1	$54,277.8

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended
	March 31,
	2014	2013
Revenues
Clearing and transaction fees	$652.2	$593.2
Market data and information services	89.4	80.9
Access and communication fees	20.4	21.5
Other	15.4	23.0
Total Revenues	777.4	718.6
Expenses
Compensation and benefits	135.5	129.4
Communications	8.2	8.9
Technology support services	13.9	12.4
Professional fees and outside services	29.6	21.9
Amortization of purchased intangibles	25.2	25.9
Depreciation and amortization	34.1	32.6
Occupancy and building operations	23.2	18.5
Licensing and other fee agreements	29.0	21.2
Other	24.2	42.3
Total Expenses	322.9	313.1
Operating Income	454.5	405.5

Non-Operating Income (Expense)
Investment income	3.2	3.6
Interest and other borrowing costs	(33.7)	(39.0)
Equity in net gains (losses) of unconsolidated subsidiaries	22.4	17.5
Total Non-Operating	(8.1)	(17.9)
Income before Income Taxes	446.4	387.6
Income tax provision	179.8	150.2
Net Income	266.6	237.4
Less: net income (loss) attributable to non-controlling interest	(0.2)	1.6
Net Income Attributable to CME Group	$266.8	$235.8

Earnings per Common Share Attributable to CME Group:
Basic	$0.80	$0.71
Diluted	0.79	0.71
Weighted Average Number of Common Shares:
Basic	333,905	331,953
Diluted	335,644	333,372
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended
	March 31,
	2014	2013
Net income	$266.6	$237.4
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	24.9	(2.9)
Income tax benefit (expense)	—	1.2
Investment securities, net	24.9	(1.7)
Defined benefit plans:
Net change in defined benefit plans arising during the period	(3.2)	1.1
Amortization of net actuarial (gains) losses and prior service costs included in pension expense	0.1	0.7
Income tax benefit (expense)	1.2	(0.7)
Defined benefit plans, net	(1.9)	1.1
Derivative investments:
Net unrealized holding gains (losses) arising during the period	—	25.0
Amortization of effective portion of net (gain) loss on cash flow hedges included in interest expense	(0.3)	0.7
Income tax benefit (expense)	0.1	(9.4)
Derivative investments, net	(0.2)	16.3
Foreign currency translation:
Foreign currency translation adjustments	2.4	7.8
Income tax benefit (expense)	(0.9)	(2.8)
Foreign currency translation, net	1.5	5.0
Other comprehensive income, net of tax	24.3	20.7
Comprehensive income	290.9	258.1
Less: comprehensive income attributable to non-controlling interests	(0.2)	1.6
Comprehensive Income Attributable to CME Group	$291.1	$256.5
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2013	333,852	3	$17,508.2	$3,494.6	$152.0	$21,154.8	$5.7	$21,160.5
Net income attributable to CME Group and non-controlling interest				266.8		266.8	(0.2)	266.6
Other comprehensive income attributable to CME Group					24.3	24.3		24.3
Dividends on common stock of $0.47 per share				(157.5)		(157.5)		(157.5)
Exercise of stock options	101		4.5			4.5		4.5
Excess tax benefits from option exercises and restricted stock vesting			0.9			0.9		0.9
Vesting of issued restricted Class A common stock	54		(2.4)			(2.4)		(2.4)
Stock-based compensation			13.2			13.2		13.2
Balance at March 31, 2014	334,007	3	$17,524.4	$3,603.9	$176.3	$21,304.6	$5.5	$21,310.1
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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$266.6	$237.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	13.2	12.4
Amortization of purchased intangibles	25.2	25.9
Depreciation and amortization	34.1	32.6
Undistributed net (gains) losses of unconsolidated subsidiaries	(11.0)	0.4
Deferred income taxes	25.8	(7.3)
Change in:
Accounts receivable	(41.9)	(42.1)
Other current assets	5.9	24.0
Other assets	16.2	7.5
Accounts payable	6.9	(10.4)
Income taxes payable	132.6	149.0
Other current liabilities	(95.4)	(35.9)
Other liabilities	3.6	—
Other	1.2	2.5
Net Cash Provided by Operating Activities	383.0	396.0

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	9.3	8.5
Purchases of available-for-sale marketable securities	(10.1)	(9.3)
Purchases of property	(36.5)	(20.2)
Proceeds from sale of building property	7.9	—
Net Cash Used in Investing Activities	(29.4)	(21.0)

Cash Flows from Financing Activities
Repayment of debt	(750.0)	—
Cash dividends	(1,025.0)	(149.4)
Proceeds from exercise of stock options	4.5	12.8
Excess tax benefits related to employee option exercises and restricted stock vesting	0.9	0.3
Net Cash Used in Financing Activities	(1,769.6)	(136.3)

Net change in cash and cash equivalents	(1,416.0)	238.7
Cash and cash equivalents, beginning of period	2,469.7	1,604.7
Cash and Cash Equivalents, End of Period	$1,053.7	$1,843.4

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$15.8	$6.4
Interest paid	66.8	66.9
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The consolidated financial statements consist of CME Group Inc. (CME Group) and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX), and their respective subsidiaries (collectively, the exchange). The consolidated statements also include CME Clearing Europe Limited (CMECE).
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2014 and December 31, 2013 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (SEC) on February 28, 2014.
2. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. At March 31, 2014, performance bonds and guaranty fund contributions in the consolidated balance sheet included performance bond and guaranty fund contributions received in the form of cash that were reinvested by CME in U.S. Treasury securities with maturity dates of 30 days or less. Any interest earned on these U.S. Treasury investments accrues to CME and is included in the consolidated statements of income. Because CME has control of the cash collateral reinvested in U.S. Treasury securities and the benefits and risks of ownership accrue to CME, these performance bonds and guaranty fund contributions are reflected in the consolidated balance sheets. The amortized cost and fair value of the U.S. Treasury securities were both $2.9 billion as of March 31, 2014. The U.S. Treasury securities matured on April 3, 2014. The U.S. Treasury securities are considered a level 1 asset under the classification hierarchy for fair value measurements because the securities are valued using a quoted price in an active market.
Clearing House Contract Settlement. CME and CME Clearing Europe Limited (CMECE) mark-to-market open positions for all products at least once a day (twice a day for futures and options contracts). Based on values derived from the mark-to-market process, CME and CMECE require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than over-the-counter credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared over-the-counter credit default swap and interest rate swap contracts, the maximum exposure related to CME's guarantee would be one full day of changes in fair value of all open positions, before considering CME's ability to access defaulting clearing firms' collateral. During the first quarter of 2014, the clearing houses transferred an average of approximately $2.8 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing houses reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2014.

3. Intangible Assets
Intangible assets consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(587.0)	$2,251.8	$2,838.8	$(563.2)	$2,275.6
Lease-related intangibles	2.2	(0.6)	1.6	2.2	(0.6)	1.6
Technology-related intellectual property	33.8	(21.1)	12.7	33.8	(19.8)	14.0
Trade name	0.2	(0.2)	—	0.2	(0.2)	—
Total amortizable intangible assets	$2,875.0	$(608.9)	2,266.1	$2,875.0	$(583.8)	2,291.2

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,716.1			$2,741.2
Trading products(1)			$17,175.3			$17,175.3

(1)
Trading products represent futures and options products acquired in our business combinations with CBOT Holdings, Inc., NYMEX Holdings, Inc. and The Board of Trade of Kansas City, Missouri, Inc. Clearing and transaction fees revenues are generated through the trading of these products. These trading products, most of which have traded for decades, require authorization from the CFTC. Product authorizations from the CFTC have no term limits.

Total amortization expense for intangible assets was $25.2 million and $25.9 million for the quarters ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2014	$75.6
2015	100.6
2016	97.2
2017	96.4
2018	94.7
2019	94.7
Thereafter	1,706.9

4. Debt
Short-term debt consisted of the following at March 31, 2014 and December 31, 2013:

(in millions)	March 31, 2014	December 31, 2013
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	$—	$749.9
Total short-term debt	$—	$749.9
Long-term debt consisted of the following at March 31, 2014 and December 31, 2013:

(in millions)	March 31, 2014	December 31, 2013
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%(1)	$610.7	$610.5
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (2)	748.0	748.0
$750.0 million fixed rates notes due September 2043, stated rate of 5.30% (3)	748.7	748.7
Total long-term debt	$2,107.4	$2,107.2

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

(3)
In August 2012, CME Group entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.73%.

Long-term debt maturities, at par value, were as follows as of March 31, 2014:

(in millions)	Par Value
2015	$—
2016	—
2017	—
2018	612.5
2019	—
Thereafter	1,500.0
The fair value of the fixed rate notes due 2018, which is considered a level 3 liability under the classification hierarchy for fair value measurements, was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. The fair values of the fixed rate notes due 2022 and 2043 were estimated using quoted market prices and are considered level 2 liabilities. For further information on the three-level classification hierarchy of fair value measurements, see note 8. At March 31, 2014, the fair values of the fixed rate notes by maturity date were as follows:

(in millions)	Fair Value
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%	$664.0
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	742.1
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	842.2
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
The foregoing legal matters involve alleged infringements of intellectual property which, due to their nature, involve potential liability that is uncertain, difficult to quantify and involves a wide range of potential outcomes. The company believes that the matters are without merit, and the company intends to defend itself vigorously against the claims. We expect the re-examinations by the USPTO in the Fifth Market and Garber matters, including any appeals thereof, to result in a determination of the validity of the patents at issue which we expect will have an impact on the merits of the matters. Given the uncertainty of factors which may potentially impact the resolution of these matters, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible loss in the unlikely event it were found to be liable at trial in these matters.
A number of lawsuits were filed in federal court in New York on behalf of all commodity account holders or customers of MF Global who had not received a return of 100% of their funds. These matters have been consolidated into a single action in federal court in New York, and a consolidated amended class action complaint was filed on November 5, 2012. On November 6, 2013, CME announced that it has reached an agreement in principle to resolve the class action litigation. In an agreement between the trustee and CME, CME will be allowed to assert a $29.0 million claim against MF Global based on expenses incurred by CME as a result of MF Global’s bankruptcy. In a separate agreement between CME and the customer representatives, CME has agreed to deliver $14.5 million, one-half of the distribution that it will receive from the trustee, to the customer representatives for distribution to MF Global’s former customers. In connection with the settlements between the company and the trustee and the customers, the company’s $550.0 million financial guarantee to the bankruptcy trustee to cover any shortfall in the bankruptcy will be extinguished. The company believes that the likelihood of payment to the trustee is very remote. As a result, the guarantee liability is estimated to be immaterial at March 31, 2014.
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
At March 31, 2014 and December 31, 2013, the company had accrued $4.3 million and $11.3 million, respectively, for legal and regulatory matters that were probable and estimable.
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
6. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2014. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable, standby letters of credit. At March 31, 2014, CME was contingently liable to SGX on letters of credit totaling $460.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2014.

Family Farmer and Rancher Protection Fund. In April 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed the amount remaining in the fund at the time of insolvency, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2014.
7. Accumulated Other Comprehensive Income
The following tables present changes in the accumulated balances for each component of other comprehensive income attributable to CME Group, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2013	$98.9	$(12.8)	$65.0	$0.9	$152.0
Other comprehensive income before reclassifications and income tax benefit (expense)	24.9	(3.2)	—	2.4	24.1
Amounts reclassified from accumulated other comprehensive income	—	0.1	(0.3)	—	(0.2)
Income tax benefit (expense)	—	1.2	0.1	(0.9)	0.4
Net current period other comprehensive income attributable to CME Group	24.9	(1.9)	(0.2)	1.5	24.3
Balance at March 31, 2014	$123.8	$(14.7)	$64.8	$2.4	$176.3

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2012	$256.7	$(32.4)	$(16.4)	$1.4	$209.3
Other comprehensive income before reclassifications and income tax benefit (expense)	(2.9)	1.1	25.0	7.8	31.0
Amounts reclassified from accumulated other comprehensive income	—	0.7	0.7	—	1.4
Income tax benefit (expense)	1.2	(0.7)	(9.4)	(2.8)	(11.7)
Net current period other comprehensive income attributable to CME Group	(1.7)	1.1	16.3	5.0	20.7
Balance at March 31, 2013	$255.0	$(31.3)	$(0.1)	$6.4	$230.0
8. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
Level 1 assets generally include U.S. Treasury securities and investments in publicly traded stocks and mutual funds with quoted market prices. In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. If quoted prices are not available to determine fair value, the company uses other inputs that are directly observable.
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
Financial assets and liabilities recorded in the consolidated balance sheet as of March 31, 2014 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement. The following presents financial instruments measured at fair value on a recurring basis:

	March 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$19.2	$—	$—	$19.2
Mutual funds	52.6	—	—	52.6
Asset-backed securities	—	0.4	—	0.4
Total Marketable Securities	71.8	0.4	—	72.2
Equity investments	524.9	—	—	524.9
Total Assets at Fair Value	$596.7	$0.4	$—	$597.1

Liabilities at Fair Value:
Contingent consideration	$—	$—	$19.2	$19.2
Total Liabilities at Fair Value	$—	$—	$19.2	$19.2
There were no transfers of assets or liabilities between level 1 and level 2 during the first quarter of 2014. The following is a reconciliation of liabilities valued at fair value on a recurring basis using significant unobservable inputs (level 3) during the first quarter of 2014. There were no assets valued at fair value on a recurring basis using significant unobservable inputs (level 3) during the first quarter of 2014.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2013	$15.7
Realized and unrealized (gains) losses:
Included in other expenses	3.5
Fair value of liability at March 31, 2014	$19.2
There were no assets or liabilities valued at fair value on a nonrecurring basis using significant unobservable inputs (level 3) during the first quarter of 2014.

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

	Quarter Ended March 31,
(in thousands)	2014	2013
Stock options	1,498	1,734
Stock awards	4	41
Total	1,502	1,775
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended March 31,
	2014	2013
Net Income Attributable to CME Group (in millions)	$266.8	$235.8
Weighted Average Number of Common Shares (in thousands):
Basic	333,905	331,953
Effect of stock options and restricted stock awards	1,739	1,419
Diluted	335,644	333,372
Earnings per Common Share Attributable to CME Group:
Basic	$0.80	$0.71
Diluted	0.79	0.71
10. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.
References in this discussion and analysis to “we,” “us” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), and Commodity Exchange, Inc. (COMEX), collectively, unless otherwise noted. CME Group also includes CME Clearing Europe Limited. CME also serves as a swap execution facility, which is a regulated platform for swap trading, and serves as a swap data repository, which provides public data on swap transactions and stores confidential swap data for regulatory purposes.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2014	2013	Change
Total revenues	$777.4	$718.6	8%
Total expenses	322.9	313.1	3
Operating margin	58.5%	56.4%
Non-operating income (expense)	$(8.1)	$(17.9)	(55)
Effective tax rate	40.3%	38.8%
Net income attributable to CME Group	$266.8	$235.8	13
Diluted earnings per common share attributable to CME Group	0.79	0.71	11
Cash flows from operating activities	383.0	396.0	(3)
n.m. not meaningful

•
In the first quarter of 2014 when compared with the same period in 2013, the increase in revenues was attributable to higher contract volume in exchange-traded and over-the-counter products and an increase in market data fees related to an increase in fees for basic real-time market data service. The increase was also due to a fee increase related to clearing and transaction fees, partially offset by a decrease in rate per contract due to a shift in the relative mix of product volume.

•
Operating expenses increased slightly in the first quarter of 2014 when compared with the same period in 2013 due to an increase in licensing fees related to higher volume and an increase in expense related to the development and continued enhancement of our product offerings and our electronic platforms, partially offset by a change in net losses (gains) on foreign currency fluctuations. In the first quarter of 2014, we recognized a net gain on foreign currency fluctuations and in the first quarter of 2013, we recognized a net loss on foreign currency fluctuations.

•
The decrease in non-operating income (expense) in the first quarter of 2014 when compared with the same period in 2013 was due to an increase in income generated from S&P/Dow Jones Indices LLC (S&P/DJI) as well as a decrease in interest expense due to the repayment of the 5.75% fixed rate notes due February 2014, the repayment of the 5.4% fixed rate notes due August 2013 and the issuance of the 5.3% fixed rate notes due September 2043 that were effectively fixed at a rate of 4.73% through an interest rate swap agreement.

•
The increase in the effective tax rate in the first quarter of 2014 when compared with the same period in 2013 was attributable to changes in future state apportionment factors resulting from state law changes, partially offset by a decrease resulting from state audit activity in the first quarter of 2014.

Revenues

	Quarter Ended March 31,
(dollars in millions)	2014	2013	Change
Clearing and transaction fees	$652.2	$593.2	10%
Market data and information services	89.4	80.9	11
Access and communication fees	20.4	21.5	(5)
Other	15.4	23.0	(33)
Total Revenues	$777.4	$718.6	8
Clearing and Transaction Fees
The following table summarizes our total contract volume, revenue and average rate per contract. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing house as well as cleared-only contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fees by total contract volume. Volume and average rate per contract disclosures exclude our CME interest rate swap, CME credit default swap and CME Clearing Europe contracts.

	Quarter Ended March 31,
	2014	2013	Change
Total contract volume (in millions)	833.2	750.5	11%
Clearing and transaction fees (in millions)	$639.3	$590.0	8
Average rate per contract	$0.767	$0.786	(2)
We estimate the following increases (decreases) in clearing and transaction fees based on change in total contract volume and change in average rate per contract during the first quarter of 2014 when compared with the same period in 2013.

(in millions)	Quarter Ended
Increase due to change in total contract volume	$63.4
Decrease due to change in average rate per contract	(14.1)
Increase in clearing and transaction fees	$49.3
Average rate per contract is impacted by our rate structure, including volume-based incentives; product mix; trading venue, and the percentage of volume executed by customers who are members compared with non-member customers. Due to the relationship between average rate per contract and contract volume, the change in clearing and transaction fees attributable to the change in each is only an approximation.
Clearing and transaction fees as presented in the consolidated statements of income include revenues for our cleared-only CME interest rate swap and CME credit default swap contracts. In the first quarter of 2014 when compared with the same period in 2013, clearing and transaction fees generated from these contracts increased by $9.7 million. The increase in revenue was largely attributable to an increase in CME interest rate swap contract volume resulting from the over-the-counter clearing mandate required to be implemented starting in mid-2013 by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Contract Volume
The following table summarizes average daily contract volume. Contract volume can be influenced by many factors, including political and economic conditions, the regulatory environment and market competition.

	Quarter Ended March 31,
(amounts in thousands)	2014	2013	Change
Average Daily Volume by Product Line:
Interest rate	6,724	5,656	19%
Equity	2,890	2,608	11
Foreign exchange	817	1,010	(19)
Agricultural commodity	1,168	1,108	5
Energy	1,705	1,730	(1)
Metal	355	397	(11)
Aggregate average daily volume	13,659	12,509	9
Average Daily Volume by Venue:
Electronic	11,703	10,932	7
Open outcry	1,179	886	33
Privately negotiated (1)	777	691	13
Aggregate average daily volume	13,659	12,509	9
(1) Privately negotiated venue average daily volume includes both traditional block trades as well as what was historically categorized as CME ClearPort.
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended March 31,
(amounts in thousands)	2014	2013	Change
Eurodollar futures and options:
Front 8 futures	1,432	1,097	31%
Back 32 futures	1,045	734	42
Options	822	400	106
U.S. Treasury futures and options:
10-Year	1,714	1,693	1
5-Year	873	811	8
Treasury bond	398	508	(22)
2-Year	255	267	(4)
Overall interest rate volume increased in the first quarter of 2014 when compared with the same period in 2013 largely due to an increase in Eurodollar futures and options contract volume resulting from a change in market expectations regarding interest rates caused by improved domestic macroeconomic data regarding unemployment. Short-term Eurodollar contract volume in the first quarter of 2013 was negatively impacted by the Federal Reserve's ongoing zero interest rate policy.
U.S. Treasury futures and options volume remained flat overall in the first quarter of 2014 when compared with the same period in 2013. An increase in volume for short-term U.S. Treasury contracts due to a change in market expectations regarding an increase in interest rates in the first quarter of 2014 was offset by higher U.S. Treasury contract volume in the first quarter of 2013 resulting from the Federal Reserve's intention to revisit their quantitative easing strategy and outline a quantitative easing exit strategy in early 2013.

Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended March 31,
(amounts in thousands)	2014	2013	Change
E-mini S&P 500 futures and options	2,251	2,115	6%
E-mini NASDAQ 100 futures and options	315	231	36
Overall equity contract volume increased in the first quarter of 2014 when compared with the same period in 2013 due to periods of higher volatility, as measured by the CBOE Volatility Index and CBOE Nasdaq-100 Volatility Index, in early 2014. We believe the higher volatility was caused by geopolitical events and changes in market expectations regarding macroeconomic data. We experienced higher E-mini S&P 500 contract volume in the first quarter of 2013 due to short periods of high volatility related to the Eurozone crisis in early 2013.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended March 31,
(amounts in thousands)	2014	2013	Change
Euro	235	333	(29)%
Japanese yen	167	213	(22)
British pound	120	141	(15)
Australian dollar	98	105	(7)
Canadian dollar	74	83	(11)
The overall decrease in foreign exchange contract volume in the first quarter of 2014 when compared with the same period in 2013 was attributable to a decrease in exchange rate volatility within European countries as well as Japan. Subdued expectations regarding interest rate changes across European countries and Japan led to the decrease in exchange rate volatility throughout these regions. Additionally, allegations regarding possible collusion by certain foreign exchange market participants in other marketplaces had a negative impact on overall global foreign exchange product trading during the first quarter of 2014.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended March 31,
(amounts in thousands)	2014	2013	Change
Corn	389	358	9%
Soybean	254	244	4
Wheat	166	158	5
Soybean oil	104	105	(1)
The overall increase in agricultural commodity contract volume in the first quarter of 2014 when compared with the same period in 2013 was due to volatility caused by an increase in grain supplies from 2013 to 2014 as well as higher price volatility in corn and wheat products due to political instability in the Black Sea region in the first quarter of 2014.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2014	2013	Change
Crude oil	725	748	(3)%
Natural gas	606	597	1
Refined products	294	330	(11)

Overall energy contract volume remained relatively flat in the first quarter of 2014 when compared with the same period of 2013. The decline in refined products contract volume in the first quarter of 2014 when compared with the same period of 2013 was due to a decrease in demand in the underlying physical market. Crude oil product volume also decreased due to low price volatility in the first quarter of 2014 compared with the same period in 2013. The decreases in refined product volume and crude oil product volume was partially offset by an increase in natural gas contract volume in the first quarter of 2014 when compared with the same period in 2013, which was attributable to volatility caused by weather-related events.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2014	2013	Change
Gold	209	247	(15)%
Silver	64	60	7
Copper	61	65	(7)
Overall metal product volume decreased in the first quarter of 2014 when compared with the same period of 2013 due to a decrease in gold contract volumes resulting from a decrease in price volatility. Volatility was higher in the first quarter of 2013 because of uncertainty surrounding the Federal Reserve's intention to withdraw from quantitative easing in early 2013.
Average Rate per Contract
The average rate per contract decreased in the first quarter of 2014 when compared with the same period in 2013 due to a shift in the relative mix of product volume. In the first quarter of 2014, interest rate product volume, when measured as a percentage of total volume, increased by 4%, while foreign exchange product volume decreased by 2% and energy product volume decreased by 1% when compared with the same period in 2013. Interest rate contracts have a lower average rate per contract compared with foreign exchange and energy products. In addition, the decrease in average rate per contract in the first quarter of 2014 when compared with 2013 resulted from an increase in incentives and discounts on our energy contracts as well as an an increase in tier discounts on Eurodollar products. The overall decrease in average rate per contract was partially offset by an increase due to transaction fee pricing changes that we implemented at the beginning of 2014.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 11% of our clearing and transaction fees revenue in the first quarter of 2014. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The increase in market data and information services revenue in the first quarter of 2014 when compared with the same period in 2013 was attributable to an increase in fees for basic real-time market data service to $85 per month in 2014 from $70 per month in 2013. The increase was partially offset by a decline in market data subscriber counts resulting from continued cost-cutting initiatives at customer firms as well as utilization of a legacy incentive program.
The two largest resellers of our market data represented approximately 44% of our market data and information services revenue in the first quarter of 2014. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the first quarter of 2014 when compared with the same period in 2013, the decrease in other revenue was attributable to $8.7 million in fees recognized upon delivery of services under our technology agreement with BM&FBOVESPA S.A. in the first quarter of 2013. Also, in the fourth quarter of 2013, we sold the NYMEX building, which resulted in a decrease in rental income in the first quarter of 2014 when compared with the same period in 2013. The decrease in other revenues was partially offset by an increase in revenue generated from GFX Corporation due to an increase in trading volume.

Expenses

	Quarter Ended March 31,
(dollars in millions)	2014	2013	Change
Compensation and benefits	$135.5	$129.4	5%
Communications	8.2	8.9	(8)
Technology support services	13.9	12.4	13
Professional fees and outside services	29.6	21.9	35
Amortization of purchased intangibles	25.2	25.9	(3)
Depreciation and amortization	34.1	32.6	5
Occupancy and building operations	23.2	18.5	25
Licensing and other fee agreements	29.0	21.2	37
Other	24.2	42.3	(43)
Total Expenses	$322.9	$313.1	3
Operating expenses increased by $9.8 million in the first quarter of 2014 when compared with the same period in 2013. The following table shows the estimated impact of key factors resulting in the change in operating expenses:

	Quarter Ended, March 31, 2014
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Licensing and other fee agreements	$7.8	2%
Business enhancements and platform development	6.7	2
Salaries, benefits and employer taxes	6.3	2
Contingent consideration obligation	3.1	1
Bonus expense	2.9	1
Litigation accruals	(8.0)	(2)
Net losses (gains) on foreign currency fluctuation	(15.1)	(5)
Other expenses, net	6.1	2
Total increase	$9.8	3%
Operating expenses increased in the first quarter of 2014 when compared with the same period in 2013 due to an increase in licensing and other fee agreement expense resulting from higher volumes for interest rate swap products and certain equity contracts as well as higher fee rates on certain products.
Operating expense also increased due to higher professional fees and depreciation and amortization expense associated with the development and continued enhancement of our product offerings and our electronic platforms.
An increase in average headcount due to efforts to expand our product offerings and geographic reach as well as to meet additional regulatory requirements also contributed to an increase in compensation and benefits expense.
A fair value assessment of a contingent consideration obligation arising from an acquisition in 2010 resulted in an increase in expense in the first quarter of 2014 when compared with the same period in 2013.
Bonus expense increased due to an overall increase in average headcount and an increase in annual base salaries in the first quarter of 2014 when compared with the same period in 2013.
The increase in overall operating expenses in the first quarter of 2014 when compared with the same period in 2013 was partially offset by a reduction in a litigation accrual due to a favorable court ruling and a denial for a rehearing in the first quarter of 2014.
Additionally, the increase in overall operating expenses was partially offset by a change in net losses (gains) on foreign currency fluctuations. In the first quarter of 2014, we recognized a net gain on foreign currency fluctuations due to a favorable change in exchange rates on foreign cash balances. In the first quarter of 2013, we recognized a net loss on foreign currency fluctuations due to an unfavorable change in exchange rates on foreign cash balances. Gains and losses on foreign currency fluctuation result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other assets and liabilities denominated in foreign currencies. We expect the foreign currency gain/loss to continue to fluctuate as long as this is the case.
Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2014	2013	Change
Investment income	$3.2	$3.6	(11)%
Interest and other borrowing costs	(33.7)	(39.0)	(14)
Equity in net gains (losses) of unconsolidated subsidiaries	22.4	17.5	28
Total Non-Operating	$(8.1)	$(17.9)	(55)
The following table shows the key impacts in the overall decrease in interest expense and other borrowing costs in the first quarter of 2014 when compared with the same period in 2013:

	Quarter Ended March 31,
	2014	2013	Change
Weighted average borrowings outstanding (in millions)	$2,487.5	$2,862.5	$(375.0)
Weighted average effective yield	4.38%	4.80%	(0.42)%
Average cost of borrowings (1)	4.54	4.98	(0.44)

(1)
Average cost of borrowings includes interest, the effective portion of interest rate hedges, discount accretion and debt issuance costs. Commitment fees on line of credit agreements are not included in the average cost of borrowing.

In the first quarter of 2014, we repaid the 5.75% fixed rate notes due February 2014. In the third quarter of 2013, we repaid $750.0 million of 5.4% fixed rate notes due August 2013 and issued $750.0 million of 5.3% fixed rate notes due September 2043. We entered into an interest rate swap agreement that resulted in an effective interest rate of 4.73% on the 5.3% fixed rate notes due September 2043. These factors contributed to a decrease in weighted average borrowings outstanding, weighted average effective yield and average cost of borrowings in the first quarter of 2014 when compared with the same period in 2013.
Interest and other borrowing costs also include commitment fees on our line of credit agreements. Commitment fees increased in the first quarter of 2014 when compared with the same period in 2013 due to higher fees associated with a $2.0 billion increase in our line of credit upon renewal in the fourth quarter of 2013.
An increase in income generated from our S&P/DJI business venture contributed to an increase in equity in net gains (losses) of unconsolidated subsidiaries in first quarter of 2014 when compared with the same period in 2013.
Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2014	2013	Change
Quarter Ended March 31	40.3%	38.8%	1.5%
The increase in the effective tax rate in the first quarter of 2014 when compared with the same period in 2013 was attributable to changes in future state apportionment factors resulting from state law changes, partially offset by a decrease resulting from state audit activity in the first quarter of 2014.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities in the first quarter of 2014 was relatively consistent with net cash provided by operating activities in the first quarter of 2013. Net cash used in investing activities increased in the first quarter of 2014 when compared with the same period of 2013 due to an increase in purchases of property and equipment due to ongoing efforts to consolidate some of our data centers. This increase in cash used was partially offset by proceeds from the sale of building property in the first quarter of 2014. Cash used in financing activities was higher in the first quarter of 2014 when compared with the same period in 2013. The increase in cash used was attributable to higher cash dividends in the first quarter of 2014 when compared with the same period in 2013. The annual variable dividend from 2013 operations was paid in the first quarter of 2014. The annual variable dividend from 2012 operations was paid in the fourth quarter of 2012 due to uncertainty surrounding dividend income tax treatment beginning in 2013. The increase in cash used was also due to the repayment of the fixed rate notes due February 2014.
Debt Instruments. The following table summarizes our debt outstanding as of March 31, 2014:

(in millions)	Par Value
Fixed rate notes due March 2018, stated rate of 4.40% (1)	612.5
Fixed rate notes due September 2022, stated rate of 3.00% (2)	750.0
Fixed rate notes due September 2043, stated rate of 5.30% (3)	750.0

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
We maintain a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by our CME clearing house. The line of credit provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of cash, U.S. Treasury securities or money market mutual funds as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At March 31, 2014, guaranty funds available to collateralize the facility totaled $5.6 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. In addition to the 364-day multi-currency line of credit, we also have the option to use the $1.8 billion multi-currency revolving senior credit facility to provide liquidity for our clearing houses in the unlikely event of default in certain circumstances.
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
At March 31, 2014, we have excess borrowing capacity for general corporate purposes of approximately $1.8 billion under our multi-currency revolving senior credit facility.
As of March 31, 2014, we were in compliance with the various covenant requirements of all our debt facilities.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At March 31, 2014, the letters of credit totaled $460.0 million.

The following table summarizes our credit ratings as of March 31, 2014:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.1 billion at March 31, 2014 and $2.5 billion at December 31, 2013. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Net current deferred tax assets of $52.5 million and $52.3 million were included in other current assets at March 31, 2014 and December 31, 2013, respectively. Total net current deferred tax assets are attributable to unrealized losses, stock-based compensation and accrued expenses.
Net long-term deferred tax liabilities were $7.3 billion and $7.2 billion at March 31, 2014 and December 31, 2013, respectively. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers, including CBOT Holdings and NYMEX Holdings.
Valuation allowances of $37.5 million and $47.5 million have been provided at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, valuation allowances were related to domestic net operating losses, foreign net operating losses as well as built in capital losses for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.
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
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2013. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information.

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

See “Legal and Regulatory Matters” in Note 5. Contingencies to the Consolidated Financial Statements for updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference. Note 5. Contingencies includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014.

ITEM 1A.	RISK FACTORS
There have been no material updates to the Risk Factors disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31	—	$—	—	$—
February 1 to February 28	—	—	—	—
March 1 to March 31	27,403	75.36	—	—
Total	27,403	$75.36	—

(1)	Shares purchased consist of an aggregate of 27,403 shares of Class A common stock surrendered in the first quarter of 2014 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

10.1
Amended Agreement, effective as of February 5, 2014, between CME Group Inc. and Terrence A. Duffy (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on February 11, 2014, File No. 001-31553).

10.2
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

CME Group Inc. (Registrant)

Dated: May 7, 2014	By:	/s/ James E. Parisi
Chief Financial Officer & Senior Managing Director Finance and Corporate Development