Form 10-Q
period 2014-06-30
CME GROUP INC.
filed 2014-08-04
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 16, 2014 was as follows: 336,019,336 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

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
Information about Contract Volume and Average Rate per Contract
All amounts regarding contract volume and average rate per contract exclude our interest rate swaps, credit default swaps, CME Clearing Europe Limited and CME Europe Limited contracts. CME Europe Limited was launched in the second quarter of 2014.
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
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$1,037.3	$2,469.7
Marketable securities	72.9	68.4
Accounts receivable, net of allowance of $0.9 and $1.2	334.9	302.7
Other current assets (includes $37.0 and $40.0 in restricted cash)	196.2	209.7
Performance bonds and guaranty fund contributions	20,089.9	21,355.1
Total current assets	21,731.2	24,405.6
Property, net of accumulated depreciation and amortization of $722.6 and $678.4	503.4	513.4
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,690.9	2,741.2
Goodwill	7,569.0	7,569.0
Other assets (includes $77.2 and $74.0 in restricted cash)	1,941.5	1,873.3
Total Assets	$51,611.3	$54,277.8

Liabilities and Equity
Current Liabilities:
Accounts payable	$32.1	$36.2
Short-term debt	—	749.9
Other current liabilities	254.7	1,169.8
Performance bonds and guaranty fund contributions	20,089.9	21,355.1
Total current liabilities	20,376.7	23,311.0
Long-term debt	2,107.5	2,107.2
Deferred income tax liabilities, net	7,271.9	7,249.7
Other liabilities	389.8	449.4
Total Liabilities	30,145.9	33,117.3

CME Group Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of June 30, 2014 and December 31, 2013; none issued or outstanding	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized; 334,251 and 333,852 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3.3	3.3
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	17,545.6	17,504.9
Retained earnings	3,709.8	3,494.6
Accumulated other comprehensive income (loss)	206.7	152.0
Total CME Group shareholders’ equity	21,465.4	21,154.8
Non-controlling interest	—	5.7
Total Equity	21,465.4	21,160.5
Total Liabilities and Equity	$51,611.3	$54,277.8

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Clearing and transaction fees	$609.3	$692.5	$1,261.5	$1,285.7
Market data and information services	89.6	79.4	179.0	160.3
Access and communication fees	20.4	20.6	40.8	42.1
Other	12.3	23.6	27.7	46.6
Total Revenues	731.6	816.1	1,509.0	1,534.7
Expenses
Compensation and benefits	139.7	128.9	275.2	258.3
Communications	8.3	8.6	16.5	17.5
Technology support services	14.6	13.8	28.5	26.2
Professional fees and outside services	37.5	27.9	67.1	49.8
Amortization of purchased intangibles	25.2	25.9	50.4	51.8
Depreciation and amortization	34.3	33.2	68.4	65.8
Occupancy and building operations	23.2	19.0	46.4	37.5
Licensing and other fee agreements	25.7	26.9	54.7	48.1
Other	11.1	24.1	35.3	66.4
Total Expenses	319.6	308.3	642.5	621.4
Operating Income	412.0	507.8	866.5	913.3

Non-Operating Income (Expense)
Investment income	15.1	18.7	18.3	22.3
Interest and other borrowing costs	(28.3)	(39.2)	(62.0)	(78.2)
Equity in net gains (losses) of unconsolidated subsidiaries	21.5	20.2	43.9	37.7
Other non-operating income (expense)	1.8	—	1.8	—
Total Non-Operating	10.1	(0.3)	2.0	(18.2)
Income before Income Taxes	422.1	507.5	868.5	895.1
Income tax provision	158.3	196.2	338.1	346.4
Net Income	263.8	311.3	530.4	548.7
Less: net income (loss) attributable to non-controlling interest	—	0.1	(0.2)	1.7
Net Income Attributable to CME Group	$263.8	$311.2	$530.6	$547.0

Earnings per Common Share Attributable to CME Group:
Basic	$0.79	$0.94	$1.59	$1.65
Diluted	0.79	0.93	1.58	1.64
Weighted Average Number of Common Shares:
Basic	334,097	332,341	334,002	332,148
Diluted	335,800	334,073	335,705	333,739
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$263.8	$311.3	$530.4	$548.7
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	31.0	(118.0)	55.9	(120.9)
Income tax benefit (expense)	(1.5)	4.7	(1.5)	5.9
Investment securities, net	29.5	(113.3)	54.4	(115.0)
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	(3.2)	1.0
Amortization of net actuarial (gains) losses included in pension expense	0.1	0.8	0.2	1.6
Income tax benefit (expense)	(0.1)	(0.2)	1.1	(0.9)
Defined benefit plans, net	—	0.6	(1.9)	1.7
Derivative investments:
Net unrealized holding gains (losses) arising during the period	—	60.3	—	85.3
Amortization of effective portion of net (gain) loss on cash flow hedges included in interest expense	(0.4)	0.7	(0.7)	1.4
Income tax benefit (expense)	0.2	(22.2)	0.3	(31.6)
Derivative investments, net	(0.2)	38.8	(0.4)	55.1
Foreign currency translation:
Foreign currency translation adjustments	1.8	(4.6)	4.2	3.2
Income tax benefit (expense)	(0.7)	1.7	(1.6)	(1.1)
Foreign currency translation, net	1.1	(2.9)	2.6	2.1
Other comprehensive income, net of tax	30.4	(76.8)	54.7	(56.1)
Comprehensive income	294.2	234.5	585.1	492.6
Less: comprehensive income attributable to non-controlling interests	—	0.1	(0.2)	1.7
Comprehensive Income Attributable to CME Group	$294.2	$234.4	$585.3	$490.9
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2013	333,852	3	$17,508.2	$3,494.6	$152.0	$21,154.8	$5.7	$21,160.5
Net income attributable to CME Group and non-controlling interest				530.6		530.6	(0.2)	530.4
Other comprehensive income attributable to CME Group					54.7	54.7		54.7
Purchase of non-controlling interest							(5.5)	(5.5)
Dividends on common stock of $0.94 per share				(315.4)		(315.4)		(315.4)
Exercise of stock options	298		11.5			11.5		11.5
Excess tax benefits from option exercises and restricted stock vesting			2.9			2.9		2.9
Vesting of issued restricted Class A common stock	64		(2.7)			(2.7)		(2.7)
Shares issued to Board of Directors	24		1.7			1.7		1.7
Shares issued under Employee Stock Purchase Plan	13		0.9			0.9		0.9
Stock-based compensation			26.4			26.4		26.4
Balance at June 30, 2014	334,251	3	$17,548.9	$3,709.8	$206.7	$21,465.4	$—	$21,465.4
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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$530.4	$548.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	26.4	26.0
Amortization of purchased intangibles	50.4	51.8
Depreciation and amortization	68.4	65.8
Undistributed net (gains) losses of unconsolidated subsidiaries	(19.2)	(3.3)
Deferred income taxes	17.5	(10.8)
Change in:
Accounts receivable	(31.9)	(92.1)
Other current assets	(4.0)	28.6
Other assets	3.8	10.2
Accounts payable	(4.1)	(4.7)
Income taxes payable	(27.5)	35.7
Other current liabilities	(55.2)	108.2
Other liabilities	(0.9)	0.1
Other	0.6	4.6
Net Cash Provided by Operating Activities	554.7	768.8

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	18.3	17.5
Purchases of available-for-sale marketable securities	(19.1)	(18.3)
Purchases of property	(77.4)	(55.8)
Proceeds from sale of building property	7.9	—
Net Cash Used in Investing Activities	(70.3)	(56.6)

Cash Flows from Financing Activities
Repayment of debt	(750.0)	—
Cash dividends	(1,182.1)	(299.8)
Purchase of non-controlling interest in CME Group Index Holdings LLC	—	(80.0)
Proceeds from exercise of stock options	11.5	28.1
Excess tax benefits related to employee option exercises and restricted stock vesting	2.9	2.1
Other	0.9	0.7
Net Cash Used in Financing Activities	(1,916.8)	(348.9)

Net change in cash and cash equivalents	(1,432.4)	363.3
Cash and cash equivalents, beginning of period	2,469.7	1,604.7
Cash and Cash Equivalents, End of Period	$1,037.3	$1,968.0

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$322.0	$312.1
Interest paid	66.8	66.9
Non-cash investing activities:
Accrued purchase of non-controlling interest	4.7	—
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The consolidated financial statements consist of CME Group Inc. (CME Group) and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX), and their respective subsidiaries (collectively, the exchange). The consolidated statements also include CME Clearing Europe Limited (CMECE) and CME Europe Limited.
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2014 and December 31, 2013 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (SEC) on February 28, 2014.
2. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. At June 30, 2014, performance bonds and guaranty fund contributions in the consolidated balance sheet included performance bond and guaranty fund contributions received in the form of cash, some of which were reinvested by CME in U.S. Treasury securities with maturity dates of 60 days or less. Any interest earned on these U.S. Treasury investments accrues to CME and is included in the consolidated statements of income. Because CME has control of the cash collateral reinvested in U.S. Treasury securities and the benefits and risks of ownership accrue to CME, these performance bonds and guaranty fund contributions are reflected in the consolidated balance sheets. The amortized cost and fair value of the U.S. Treasury securities were both $3.5 billion as of June 30, 2014. The U.S. Treasury securities matured in July 2014.
Clearing House Contract Settlement. CME and CMECE mark-to-market open positions for all products at least once a day (twice a day for futures and options contracts). Based on values derived from the mark-to-market process, CME and CMECE require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than over-the-counter credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared over-the-counter credit default swap and interest rate swap contracts, the maximum exposure related to CME's guarantee would be one full day of changes in fair value of all open positions, before considering CME's ability to access defaulting clearing firms' collateral. During the first six months of 2014, the clearing houses transferred an average of approximately $2.6 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing houses reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2014.

3. Intangible Assets
Intangible assets consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(611.0)	$2,227.8	$2,838.8	$(563.2)	$2,275.6
Lease-related intangibles	2.2	(0.6)	1.6	2.2	(0.6)	1.6
Technology-related intellectual property	33.8	(22.3)	11.5	33.8	(19.8)	14.0
Trade name	0.2	(0.2)	—	0.2	(0.2)	—
Total amortizable intangible assets	$2,875.0	$(634.1)	2,240.9	$2,875.0	$(583.8)	2,291.2

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,690.9			$2,741.2
Trading products(1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $25.2 million and $25.9 million for the quarters ended June 30, 2014 and 2013, respectively. Total amortization expense for intangible assets was $50.4 million and $51.8 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2014	$50.4
2015	100.6
2016	97.2
2017	96.4
2018	94.7
2019	94.7
Thereafter	1,706.9

4. Debt
Short-term debt consisted of the following at June 30, 2014 and December 31, 2013:

(in millions)	June 30, 2014	December 31, 2013
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	$—	$749.9
Total short-term debt	$—	$749.9
Long-term debt consisted of the following at June 30, 2014 and December 31, 2013:

(in millions)	June 30, 2014	December 31, 2013
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%(1)	$610.7	$610.5
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (2)	748.1	748.0
$750.0 million fixed rates notes due September 2043, stated rate of 5.30% (3)	748.7	748.7
Total long-term debt	$2,107.5	$2,107.2

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

Long-term debt maturities, at par value, were as follows as of June 30, 2014:

(in millions)	Par Value
2015	$—
2016	—
2017	—
2018	612.5
2019	—
Thereafter	1,500.0
The fair value of the fixed rate notes due 2018, which is considered a level 3 liability under the classification hierarchy for fair value measurements, was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. The fair values of the fixed rate notes due 2022 and 2043 were estimated using quoted market prices and are considered level 2 liabilities. For further information on the three-level classification hierarchy of fair value measurements, see note 8. At June 30, 2014, the fair values of the fixed rate notes by maturity date were as follows:

(in millions)	Fair Value
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%	$660.9
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	742.6
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	862.9
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
A number of lawsuits were filed in federal court in New York on behalf of all commodity account holders or customers of MF Global who had not received a return of 100% of their funds. These matters have been consolidated into a single action in federal court in New York, and a consolidated amended class action complaint was filed on November 5, 2012. On November 6, 2013, CME announced that it has reached an agreement in principle to resolve the class action litigation. In an agreement between the trustee and CME, CME will be allowed to assert a $29.0 million claim against MF Global based on expenses incurred by CME as a result of MF Global’s bankruptcy. In a separate agreement between CME and the customer representatives, CME has agreed to deliver $14.5 million, one-half of the distribution that it will receive from the trustee, to the customer representatives for distribution to MF Global’s former customers. In connection with the settlements between the company and the trustee and the customers, the company’s $550.0 million financial guarantee to the bankruptcy trustee to cover any shortfall in the bankruptcy has been extinguished.
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
At June 30, 2014 and December 31, 2013, the company had accrued $4.3 million and $11.3 million, respectively, for legal and regulatory matters that were probable and estimable.
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
6. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2014. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable, standby letters of credit. At June 30, 2014, CME was contingently liable to SGX on letters of credit totaling $460.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2014.

Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed the amount remaining in the fund at the time of insolvency, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2014.
7. Accumulated Other Comprehensive Income
The following tables present changes in the accumulated balances for each component of other comprehensive income attributable to CME Group, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2013	$98.9	$(12.8)	$65.0	$0.9	$152.0
Other comprehensive income before reclassifications and income tax benefit (expense)	55.9	(3.2)	—	4.2	56.9
Amounts reclassified from accumulated other comprehensive income	—	0.2	(0.7)	—	(0.5)
Income tax benefit (expense)	(1.5)	1.1	0.3	(1.6)	(1.7)
Net current period other comprehensive income attributable to CME Group	54.4	(1.9)	(0.4)	2.6	54.7
Balance at June 30, 2014	$153.3	$(14.7)	$64.6	$3.5	$206.7

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2012	$256.7	$(32.4)	$(16.4)	$1.4	$209.3
Other comprehensive income before reclassifications and income tax benefit (expense)	(120.9)	1.0	85.3	3.2	(31.4)
Amounts reclassified from accumulated other comprehensive income	—	1.6	1.4	—	3.0
Income tax benefit (expense)	5.9	(0.9)	(31.6)	(1.1)	(27.7)
Net current period other comprehensive income attributable to CME Group	(115.0)	1.7	55.1	2.1	(56.1)
Balance at June 30, 2013	$141.7	$(30.7)	$38.7	$3.5	$153.2
8. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
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
Financial assets and liabilities recorded in the consolidated balance sheet as of June 30, 2014 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement. The following presents financial instruments measured at fair value on a recurring basis:

	June 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$19.2	$—	$—	$19.2
Mutual funds	53.3	—	—	53.3
Asset-backed securities	—	0.4	—	0.4
Total Marketable Securities	72.5	0.4	—	72.9
Performance bonds and guaranty fund contributions:
U.S. Treasury securities (1)	3,500.0	—	—	3,500.0
Equity investments	555.8	—	—	555.8
Total Assets at Fair Value	$4,128.3	$0.4	$—	$4,128.7

Liabilities at Fair Value:
Contingent consideration	$—	$—	$24.0	$24.0
Total Liabilities at Fair Value	$—	$—	$24.0	$24.0
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet as of June 30, 2014 include cash contributions reinvested in U.S. Treasury securities.
There were no transfers of assets or liabilities between level 1, level 2 or level 3 during the first six months of 2014. The following is a reconciliation of liabilities valued at fair value on a recurring basis using significant unobservable inputs (level 3) during the first six months of 2014. There were no assets valued at fair value on a recurring basis using significant unobservable inputs (level 3) during the first six months of 2014.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2013	$15.7
Realized and unrealized (gains) losses:
Included in other expenses	8.3
Fair value of liability at June 30, 2014	$24.0
There were no assets or liabilities valued at fair value on a nonrecurring basis using significant unobservable inputs (level 3) during the first six months of 2014.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Stock options	1,480	1,627	1,480	1,647
Stock awards	—	—	—	—
Total	1,480	1,627	1,480	1,647
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income Attributable to CME Group (in millions)	$263.8	$311.2	$530.6	$547.0
Weighted Average Number of Common Shares (in thousands):
Basic	334,097	332,341	334,002	332,148
Effect of stock options and restricted stock awards	1,703	1,732	1,703	1,591
Diluted	335,800	334,073	335,705	333,739
Earnings per Common Share Attributable to CME Group:
Basic	$0.79	$0.94	$1.59	$1.65
Diluted	0.79	0.93	1.58	1.64
10. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure except for the following:
On July 30, 2014, CME Group agreed to acquire Trayport, which provides trading software to the European energy markets, and FENICS, a business solutions provider for global over-the-counter foreign currency options markets, from GFI Group Inc. The acquisition, which supports the company’s continuing expansion in Europe, will be completed through a merger of GFI and CME Group concurrent with the sale of GFI’s brokerage business to a third party. GFI shareholders will receive CME Group Class A common stock currently valued at approximately $580.0 million. CME Group will receive $165.0 million in cash for the sale of the brokerage business. In conjunction with these transactions, CME Group will assume $240.0 million in outstanding debt that the company expects to retire in 2015. The merger is expected to close in early 2015 subject to regulatory approvals and customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.
References in this discussion and analysis to “we,” “us” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX), CME Clearing Europe Limited (CMECE) and CME Europe Limited (CME Europe), collectively, unless otherwise noted. In addition, CME serves as a swap execution facility, which is a regulated platform for swap trading, and serves as a swap data repository, which provides public data on swap transactions and stores confidential swap data for regulatory purposes.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2014	2013	Change	2014	2013	Change
Total revenues	$731.6	$816.1	(10)%	$1,509.0	$1,534.7	(2)%
Total expenses	319.6	308.3	4	642.5	621.4	3
Operating margin	56.3%	62.2%		57.4%	59.5%
Non-operating income (expense)	$10.1	$(0.3)	n.m.	$2.0	$(18.2)	(111)
Effective tax rate	37.5%	38.7%		38.9%	38.7%
Net income attributable to CME Group	$263.8	$311.2	(15)	$530.6	$547.0	(3)
Diluted earnings per common share attributable to CME Group	0.79	0.93	(15)	1.58	1.64	(4)
Cash flows from operating activities				554.7	768.8	(28)
n.m. not meaningful

•
In the second quarter and first six months of 2014 when compared with the same periods in 2013, the decreases in revenues were attributable to lower exchange-traded contract volumes and decreases in other revenues due to proceeds recognized from business interruption insurance in 2013 and declines in rental income. The overall decreases in revenues were partially offset by increases in market data fees related to higher fees for basic real-time market data service and higher over-the-counter contract volumes.

•
The increases in expenses in the second quarter and first six months of 2014 when compared with the same periods in 2013 were attributable to increases in compensation and benefits expenses relating to higher headcount and expenses associated with the development and continued enhancement of our product offerings and our electronic platforms, partially offset by higher net gains on foreign currency fluctuations and a recovery of expenses recognized in the second quarter of 2014 related to the MF Global bankruptcy in 2011.

•
The increases in non-operating income (expense) in the second quarter and first six months of 2014 when compared with the same periods in 2013 were due to decreases in interest expense due to the repayment of the 5.75% fixed rate notes due February 2014, the repayment of the 5.4% fixed rate notes due August 2013 and the issuance of the 5.3% fixed rate notes due September 2043 that were effectively fixed at a rate of 4.73% through an interest rate swap agreement.

•
The overall decrease in effective tax rate for the second quarter of 2014 when compared with the same period in 2013 was largely due to a benefit accrued in the second quarter of 2014 related to the domestic production activities deduction.

•
Cash flows from operating activities decreased in the first six months of 2014 when compared with the same period in 2013 largely due to cash collateral on hand related to our forward-starting interest rate swap contract in the first six months of 2013.The forward-starting interest rate swap contract was outstanding during the first six months of 2013 in advance of our debt offering in the third quarter of 2013.

Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	Change	2014	2013	Change
Clearing and transaction fees	$609.3	$692.5	(12)%	$1,261.5	$1,285.7	(2)%
Market data and information services	89.6	79.4	13	179.0	160.3	12
Access and communication fees	20.4	20.6	(1)	40.8	42.1	(3)
Other	12.3	23.6	(48)	27.7	46.6	(40)
Total Revenues	$731.6	$816.1	(10)	$1,509.0	$1,534.7	(2)
Clearing and Transaction Fees
The following table summarizes our total contract volume, revenue and average rate per contract. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing house as well as cleared-only contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fees by total contract volume. Volume and average rate per contract disclosures exclude our CME interest rate swap, CME credit default swap, CMECE and CME Europe contracts.

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Total contract volume (in millions)	796.0	916.7	(13)%	1,629.2	1,667.2	(2)%
Clearing and transaction fees (in millions)	$596.0	$685.6	(13)	$1,235.3	$1,275.6	(3)
Average rate per contract	$0.749	$0.748	—	$0.758	$0.765	(1)
We estimate the following increases (decreases) in clearing and transaction fees based on change in total contract volume and change in average rate per contract during the second quarter and first six months of 2014 when compared with the same periods in 2013.

(in millions)	Quarter Ended	Six Months Ended
Decreases due to changes in total contract volume	$(90.4)	$(28.8)
Increase (decrease) due to changes in average rate per contract	0.8	(11.5)
Decreases in clearing and transaction fees	$(89.6)	$(40.3)
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
Clearing and transaction fees as presented in the consolidated statements of income include revenues for our cleared-only CME interest rate swap and CME credit default swap contracts. In the second quarter and first six months of 2014 when compared with the same periods in 2013, clearing and transaction fees generated from these contracts increased by $6.5 million and $16.2 million, respectively. The increases in revenues were largely attributable to increases in CME interest rate swap contract volumes resulting from the over-the-counter clearing mandate required to be implemented starting in mid-2013 by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Contract Volume
The following table summarizes average daily contract volume. Contract volume can be influenced by many factors, including political and economic conditions, the regulatory environment and market competition.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2014	2013	Change	2014	2013	Change
Average Daily Volume by Product Line:
Interest rate	6,668	6,828	(2)%	6,696	6,261	7%
Equity	2,465	3,079	(20)	2,674	2,851	(6)
Foreign exchange	638	1,042	(39)	726	1,027	(29)
Agricultural commodity	1,085	1,107	(2)	1,125	1,107	2
Energy	1,457	1,796	(19)	1,579	1,764	(11)
Metal	323	471	(31)	339	435	(22)
Aggregate average daily volume	12,636	14,323	(12)	13,139	13,445	(2)
Average Daily Volume by Venue:
Electronic	10,888	12,459	(13)	11,289	11,721	(4)
Open outcry	1,101	1,134	(3)	1,139	1,014	12
Privately negotiated (1)	647	730	(11)	711	710	—
Aggregate average daily volume	12,636	14,323	(12)	13,139	13,445	(2)
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2014	2013	Change	2014	2013	Change
Eurodollar futures and options:
Front 8 futures	1,451	1,315	10%	1,441	1,210	19%
Back 32 futures	1,012	1,035	(2)	1,028	890	16
Options	779	608	28	800	507	58
U.S. Treasury futures and options:
10-Year	1,665	1,921	(13)	1,689	1,811	(7)
5-Year	875	921	(5)	874	868	1
Treasury bond	419	582	(28)	408	546	(25)
2-Year	280	270	4	268	268	—
Overall interest rate volume remained relatively flat in the second quarter of 2014 while volume increased in the first six months of 2014 when compared with the same periods in 2013. Eurodollar futures and options contract volume increased in the second quarter and first six months of 2014, when compared with the same periods in 2013, resulting from volatility caused by improved domestic macroeconomic data.
Volumes for U.S. Treasury contracts decreased in the second quarter and first six months of 2014 when compared with the same periods in 2013. Volatility within the U.S. Treasury market was higher in early 2013, despite some volatility caused by improved domestic macroeconomic data in early 2014. Volumes were higher in the first half of 2013 due to short periods of high volatility created by the Federal Reserve's intention to revisit their quantitative easing strategy and outline a quantitative easing exit strategy in early 2013.

Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2014	2013	Change	2014	2013	Change
E-mini S&P 500 futures and options	1,890	2,469	(23)%	2,068	2,298	(10)%
E-mini NASDAQ 100 futures and options	310	256	21	313	244	28
Overall equity contract volumes decreased in the second quarter and first six months of 2014 when compared with the same periods in 2013 due to decreases in E-mini S&P 500 contract volumes resulting from lower volatility, as measured by the CBOE Volatility Index, in early 2014. The equity market volatility was very low in the first half of 2014 compared with the short periods of high volatility in the first half of 2013 related to the anticipation of changes in the Federal Reserve's intention to revisit their quantitative easing strategy. The decreases in overall equity volumes in the second quarter and first six months of 2014, when compared with the same periods in 2013, were partially offset by increases in E-mini Nasdaq 100 contract volume, due largely to periods of higher volatility, as measured by the CBOE Nasdaq-100 Volatility Index. We believe that higher volatility in the index was largely attributable to the technology sector.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2014	2013	Change	2014	2013	Change
Euro	190	296	(36)%	212	314	(32)%
Japanese yen	124	243	(49)	145	229	(37)
British pound	97	129	(24)	109	135	(19)
Australian dollar	71	145	(51)	84	126	(33)
Canadian dollar	53	85	(37)	63	84	(25)
The overall decreases in foreign exchange contract volumes in the second quarter and first six months of 2014 when compared with the same periods in 2013 were attributable to decreases in exchange rate volatility across all major currencies. Subdued expectations regarding interest rate changes across European countries and Japan led to decreases in exchange rate volatility throughout these regions. Additionally, allegations regarding possible collusion by certain foreign exchange market participants in other marketplaces had a continued negative impact on overall global foreign exchange product trading during the second quarter and first six months of 2014.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2014	2013	Change	2014	2013	Change
Corn	359	371	(3)%	374	365	3%
Soybean	228	237	(4)	241	240	—
Wheat	164	157	4	165	158	4
Soybean oil	98	108	(9)	101	106	(5)
The overall agricultural commodity contract volumes remained relatively flat in the second quarter of 2014 and the first six months of 2014 when compared with the same periods in 2013. Contract volume increased in the first quarter of 2014 due to volatility caused by an increase in grain supplies from 2013 to 2014 as well as higher price volatility in corn and wheat products due to political instability in the Black Sea region in the first quarter of 2014. Volumes were slightly lower in the second quarter of 2014 due to good crop development, which reduced price volatility as supplies continued to return to historical levels.

Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2014	2013	Change	2014	2013	Change
Crude oil	724	847	(15)%	725	799	(9)%
Natural gas	365	559	(35)	484	577	(16)
Refined products	278	302	(8)	286	315	(9)
Overall energy contract volumes decreased in the second quarter and first six months of 2014 when compared with the same periods of 2013. The declines in crude oil and natural gas contract volumes were attributable to decreases in price volatility in early 2014 when compared with early 2013. Refined products contract volumes decreased in the second quarter and first six months of 2014 when compared with the same periods in 2013 due to decreases in demand in the underlying physical market.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2014	2013	Change	2014	2013	Change
Gold	175	277	(37)%	191	262	(27)%
Silver	67	83	(19)	66	72	(9)
Copper	60	89	(32)	61	78	(22)
Overall metal contract volumes decreased in the second quarter and first six months of 2014 when compared with the same periods of 2013 due to decreases in contract volumes resulting from lower metals price volatility. In early 2013, short periods of high volatility were caused by improved macroeconomic data. In addition, demand for gold continued to slow due to lower economic growth rates in India and China, which are both large consumers of gold.
Average Rate per Contract
The average rate per contract remained flat in the second quarter of 2014 and decreased slightly in the first six months of 2014 when compared with the same periods in 2013. The impacts due to higher fees associated with transaction fee pricing changes that were implemented at the beginning of 2014 were offset by a decrease due to shifts in relative mix of product volume. Interest rate product volume, when measured as a percentage of total volume, increased by 5% and 4% in the second quarter and first six months of 2014, respectively, while nearly all other product lines decreased. Interest rate contracts have a lower average rate per contract compared with other product lines. In addition, increases in incentives and discounts on our energy contracts as well as increases in tier discounts on Eurodollar products also resulted in decreases in the average rate per contracts in the second quarter and first six months of 2014 when compared with the same periods in 2013.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 12% of our clearing and transaction fees revenue in the first six months of 2014. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The increases in market data and information services revenues in the second quarter and first six months of 2014 when compared with the same periods in 2013 were attributable to increases in fees for basic real-time market data service to $85 per month in 2014 from $70 per month in 2013. The increases were partially offset by declines in market data subscriber counts resulting from continued cost-cutting initiatives at customer firms as well as utilization of a legacy incentive program.
The two largest resellers of our market data represented approximately 41% of our market data and information services revenue in the first six months of 2014. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the second quarter of 2013, we recognized $5.1 million of proceeds from business interruption insurance claim related to Hurricane Sandy, which resulted in decreases in other revenues in the second quarter and first six months of 2014 when compared with the same periods in 2013. In the fourth quarter of 2013, we sold the NYMEX building, which resulted in decreases in rental income of $2.2 million and $4.5 million in the second quarter and first six months of 2014, respectively, when compared with the same periods in 2013. In the first six months of 2014 when compared with the same period in 2013, the decreases in other revenues were also attributable to $8.7 million in fees recognized upon delivery of services under our technology agreement with BM&FBOVESPA S.A. (BM&FBOVESPA) in the first quarter of 2013.
Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	Change	2014	2013	Change
Compensation and benefits	$139.7	$128.9	8%	$275.2	$258.3	7%
Communications	8.3	8.6	(4)	16.5	17.5	(6)
Technology support services	14.6	13.8	5	28.5	26.2	9
Professional fees and outside services	37.5	27.9	35	67.1	49.8	35
Amortization of purchased intangibles	25.2	25.9	(2)	50.4	51.8	(3)
Depreciation and amortization	34.3	33.2	3	68.4	65.8	4
Occupancy and building operations	23.2	19.0	22	46.4	37.5	24
Licensing and other fee agreements	25.7	26.9	(5)	54.7	48.1	14
Other	11.1	24.1	(54)	35.3	66.4	(47)
Total Expenses	$319.6	$308.3	4	$642.5	$621.4	3
Operating expenses increased by $11.3 million and $21.1 million in the second quarter and first six months of 2014 when compared with the same periods in 2013. The following table shows the estimated impacts of key factors resulting in changes in operating expenses:

	Quarter Ended, June 30, 2014		Six Months Ended, June 30, 2014
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Salaries, benefits and employer taxes	$8.3	3%	$14.7	2%
Business enhancements and platform development	4.5	1	10.7	1
Contingent consideration	4.6	1	7.7	1
Acquisition-related expenses	4.7	2	7.1	1
License and other fee agreements	(1.2)	—	6.6	1
Voluntary exit incentive plan	5.8	2	5.8	1
Bonus expense	(4.0)	(1)	(1.2)	—
Litigation accruals	—	—	(8.0)	(1)
MF Global bankruptcy claim	(14.5)	(5)	(14.5)	(2)
Net losses (gains) on foreign currency fluctuation	(3.9)	(1)	(19.0)	(3)
Other expenses, net	7.0	2	11.2	2
Total increase	$11.3	4%	$21.1	3%
Operating expenses increased in the second quarter and first six months of 2014 when compared with the same periods in 2013 due to increases in compensation and benefits expenses, which were attributable to increases in average headcount resulting from efforts to expand our product offerings and geographic reach as well as to meet additional regulatory requirements.
Operating expenses also increased due to higher professional fees and depreciation and amortization expense associated with the development and continued enhancement of our product offerings and our electronic platforms.
A change in fair value of a contingent consideration obligation arising from an acquisition in 2010 resulted in increases in expenses in the second quarter and first six months of 2014 when compared with the same periods in 2013.

In the second quarter and first six months of 2014, we recognized professional fees and other expenses related to our acquisition of Trayport and FENICS from GFI Group Inc.
An increase in licensing and other fee agreements expense in the first six months of 2014 when compared with the same periods in 2013 resulted from higher volumes for interest rate swap products and certain equity contracts as well as higher fee rates on certain products.
Compensation and benefits expenses increased due to our voluntary exit incentive plan in the second quarter of 2014.
Increases in overall operating expenses in the second quarter and first six months of 2014 when compared with the same periods in 2013 were partially offset by decreases in bonus expense due to performance relative to our 2014 cash earnings target when compared with 2013 performance relative to our 2013 cash earnings target.
A reduction in a litigation accrual due to a favorable court ruling and a denial for a rehearing in the first quarter of 2014 also contributed to a decrease in expenses in the first six months of 2014 when compared with the same period in 2013.
In the second quarter of 2014, we recognized our claim from the MF Global bankruptcy filing in the fourth quarter of 2011 as a reduction to other expenses.
Additionally, the increases in overall operating expenses were partially offset by changes in net losses (gains) on foreign currency fluctuations. In the second quarter and first six months of 2014, we recognized higher net gains on foreign currency fluctuations due to favorable changes in exchange rates on foreign cash balances. In the first six months of 2013, we recognized a net loss on foreign currency fluctuations due to unfavorable changes in exchange rates on foreign cash balances. Gains and losses on foreign currency fluctuation result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other assets and liabilities denominated in foreign currencies. We expect the foreign currency gain/loss to continue to fluctuate as long as we continue to hold assets and liabilities in foreign currencies.
Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	Change	2014	2013	Change
Investment income	$15.1	$18.7	(19)%	$18.3	$22.3	(18)%
Interest and other borrowing costs	(28.3)	(39.2)	(28)	(62.0)	(78.2)	(21)
Equity in net gains (losses) of unconsolidated subsidiaries	21.5	20.2	7	43.9	37.7	17
Other non-operating income (expense)	1.8	—	n.m.	1.8	—	n.m.
Total Non-Operating	$10.1	$(0.3)	n.m.	$2.0	$(18.2)	(111)
n.m. not meaningful
The overall decreases in investment income in the second quarter and first six months of 2014 when compared with the same periods in 2013 were largely due to decreases in dividend income from our investment in BM&FBOVESPA. The decreases in overall investment income were partially offset by increases in investment income from cash performance bond and guaranty fund contributions that are reinvested. The increase in cash collateral was due to an increase in open interest as well as a shift in clearing firm collateral preference.
The following table shows the key impacts in the overall decreases in interest expense and other borrowing costs in the second quarter and first six months of 2014 when compared with the same periods in 2013:

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Weighted average borrowings outstanding (in millions)	$2,112.5	$2,862.5	$(750.0)	$2,300.0	$2,862.5	$(562.5)
Weighted average effective yield	4.15%	4.76%	(0.61)%	4.27%	4.78%	(0.51)%
Average cost of borrowings (1)	4.32	4.95	(0.63)	4.44	4.96	(0.52)

(1)
Average cost of borrowings includes interest, the effective portion of interest rate hedges, discount accretion and debt issuance costs. Commitment fees on line of credit agreements are not included in the average cost of borrowing.

In the first quarter of 2014, we repaid the 5.75% fixed rate notes due February 2014. In the third quarter of 2013, we repaid $750.0 million of 5.4% fixed rate notes due August 2013 and issued $750.0 million of 5.3% fixed rate notes due September

2043. We entered into an interest rate swap agreement that resulted in an effective interest rate of 4.73% on the 5.3% fixed rate notes due September 2043. These factors contributed to decreases in weighted average borrowings outstanding, weighted average effective yield and average cost of borrowings in the second quarter and first six months of 2014 when compared with the same periods in 2013.
Interest and other borrowing costs also include commitment fees on our line of credit agreements. Commitment fees increased in the second quarter and first six months of 2014 when compared with the same periods in 2013 due to higher fees associated with a $2.0 billion increase in our line of credit upon renewal in the fourth quarter of 2013.
Higher income generated from our S&P/DJI business venture contributed to an increase in equity in net gains (losses) of unconsolidated subsidiaries in the first six months of 2014 when compared with the same period in 2013.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2014	2013	Change
Quarter Ended June 30	37.5%	38.7%	(1.2)%
Six Months Ended June 30	38.9	38.7	0.2
The overall decrease in effective tax rate for the second quarter of 2014 when compared with the same period in 2013 was largely due to a benefit accrued for the domestic production activities deduction in the second quarter of 2014. The effective tax rate for the first six months of 2014 was higher than the effective tax rate for the second quarter of 2014 due to deferred tax expense recognized in the first quarter of 2014 resulting from changes in future state apportionment factors. This increase was partially offset by the benefit accrued for the domestic production activities deduction in the first six months of 2014 and the benefits recognized in the first quarter of 2014 from state audit activity.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities decreased in the first six months of 2014 when compared with the same period of 2013. The decrease in net cash provided by operating activities was largely attributable to cash collateral on hand related to our forward-starting interest rate swap contract outstanding during the first six months of 2013 as well as higher payments of accrued expenses in the first six months of 2014 when compared with the same period in 2013. The forward-starting interest rate swap contract was outstanding during the first six months of 2013 in advance of our debt offering in the third quarter of 2013. Net cash used in investing activities increased in the first six month of 2014 when compared with the same period of 2013 due to an increase in purchases of property and equipment due to efforts to consolidate our data centers. Proceeds from the sale of building property in Kansas City in the first quarter of 2014 partially offset the increase in cash used by investing activities. Cash used in financing activities was higher in the first six months of 2014 when compared with the same period in 2013. The increase in cash used was attributable to an increase in cash dividends of $0.9 billion in the first six months of 2014 when compared with the same period in 2013. The annual variable dividend from 2013 operations was paid in the first quarter of 2014. The annual variable dividend from 2012 operations was paid in the fourth quarter of 2012 due to uncertainty surrounding dividend income tax treatment beginning in 2013. The increase in cash used was also due to the repayment of the fixed rate notes due February 2014.
Debt Instruments. The following table summarizes our debt outstanding as of June 30, 2014:

(in millions)	Par Value
Fixed rate notes due March 2018, stated rate of 4.40% (1)	$612.5
Fixed rate notes due September 2022, stated rate of 3.00% (2)	750.0
Fixed rate notes due September 2043, stated rate of 5.30% (3)	750.0

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
We maintain a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by our CME clearing house. The line of credit provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At June 30, 2014, guaranty funds available to collateralize the facility totaled $6.4 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. In addition to the 364-day multi-currency line of credit, we also have the option to use the $1.8 billion multi-currency revolving senior credit facility to provide liquidity for our clearing houses in the unlikely event of default in certain circumstances.
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
At June 30, 2014, we have excess borrowing capacity for general corporate purposes of approximately $1.8 billion under our multi-currency revolving senior credit facility.
As of June 30, 2014, we were in compliance with the various covenant requirements of all our debt facilities.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At June 30, 2014, the letters of credit totaled $460.0 million.
The following table summarizes our credit ratings as of June 30, 2014:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.0 billion at June 30, 2014 and $2.5 billion at December 31, 2013. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Net current deferred tax assets of $52.5 million and $52.3 million were included in other current assets at June 30, 2014 and December 31, 2013, respectively. Total net current deferred tax assets are attributable to unrealized losses, stock-based compensation and accrued expenses.

Net long-term deferred tax liabilities were $7.3 billion and $7.2 billion at June 30, 2014 and December 31, 2013, respectively. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers, including CBOT Holdings, Inc. and NYMEX Holdings, Inc.
Valuation allowances of $31.1 million and $47.5 million have been provided at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, valuation allowances were related to domestic net operating losses, foreign net operating losses as well as built in capital losses for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.
Regulatory Requirements. CME is regulated by the U.S. Commodity Futures Trading Commission (CFTC) as a U.S. Derivatives Clearing Organization (DCO). DCOs are required to maintain capital as defined by the CFTC in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. CME is in compliance with the DCO financial requirements. CME was designated by the Financial Stability Oversight Council as a systemically important financial market utility under Title VIII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, CME must comply with the requirements for Systemically Important Derivatives Clearing Organizations concerning financial resources and liquidity resources.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The new standard will become effective in the first annual period beginning after December 15, 2016. It may be adopted using one of two transition methods, which we are still evaluating along with the impact of the new standard on our consolidated financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30	793	$69.13	—	$—
May 1 to May 31	—	—	—	—
June 1 to June 30	3,040	71.41	—	—
Total	3,833	$70.94	—

(1)	Shares purchased consist of an aggregate of 3,833 shares of Class A common stock surrendered in the second quarter of 2014 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

10.1*
CME Group Inc. Director Stock Plan (Amended and Restated as of May 21, 2014) (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on May 28, 2014, File No. 001-31553).

10.2*
Amended and Restated CME Group Inc. Incentive Plan for Named Executive Officers (Amended and Restated as of May 21, 2014) (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 8-K, filed with the SEC on May 28, 2014, File No. 001-31553).

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

CME Group Inc. (Registrant)

Dated: August 4, 2014	By:	/s/ James E. Parisi
Chief Financial Officer & Senior Managing Director Finance and Corporate Development