Form 10-Q
period 2014-09-30
CME GROUP INC.
filed 2014-11-03
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 13, 2014 was as follows: 336,838,277 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
Further information about CME Group and its products can be found at www.cmegroup.com. Information made available on our website does not constitute a part of this Quarterly Report on Form 10-Q.
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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$1,087.9	$2,469.7
Marketable securities	72.8	68.4
Accounts receivable, net of allowance of $1.0 and $1.2	344.8	302.7
Other current assets (includes $37.0 and $40.0 in restricted cash)	275.6	209.7
Performance bonds and guaranty fund contributions	32,385.3	21,355.1
Total current assets	34,166.4	24,405.6
Property, net of accumulated depreciation and amortization of $745.1 and $678.4	498.7	513.4
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,662.3	2,741.2
Goodwill	7,569.0	7,569.0
Other assets (includes $74.7 and $74.0 in restricted cash)	1,898.6	1,873.3
Total Assets	$63,970.3	$54,277.8

Liabilities and Equity
Current Liabilities:
Accounts payable	$35.0	$36.2
Short-term debt	—	749.9
Other current liabilities	207.6	1,169.8
Performance bonds and guaranty fund contributions	32,385.3	21,355.1
Total current liabilities	32,627.9	23,311.0
Long-term debt	2,107.7	2,107.2
Deferred income tax liabilities, net	7,308.4	7,249.7
Other liabilities	389.2	449.4
Total Liabilities	42,433.2	33,117.3

CME Group Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at September 30, 2014 and December 31, 2013; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2014 and December 31, 2013; 334,985 and 333,852 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3.3	3.3
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	17,561.3	17,504.9
Retained earnings	3,842.0	3,494.6
Accumulated other comprehensive income (loss)	130.5	152.0
Total CME Group shareholders’ equity	21,537.1	21,154.8
Non-controlling interest	—	5.7
Total Equity	21,537.1	21,160.5
Total Liabilities and Equity	$63,970.3	$54,277.8

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Clearing and transaction fees	$641.8	$597.9	$1,903.3	$1,883.6
Market data and information services	87.7	78.6	266.7	238.9
Access and communication fees	20.8	20.3	61.6	62.4
Other	12.1	17.8	39.8	64.4
Total Revenues	762.4	714.6	2,271.4	2,249.3
Expenses
Compensation and benefits	132.1	134.0	407.3	392.3
Communications	7.8	9.2	24.3	26.7
Technology support services	13.8	13.4	42.3	39.6
Professional fees and outside services	32.2	35.6	99.3	85.4
Amortization of purchased intangibles	25.3	25.6	75.7	77.4
Depreciation and amortization	32.7	35.0	101.1	100.8
Occupancy and building operations	24.7	19.2	71.1	56.7
Licensing and other fee agreements	25.5	25.7	80.2	73.8
Other	37.9	16.4	73.2	82.8
Total Expenses	332.0	314.1	974.5	935.5
Operating Income	430.4	400.5	1,296.9	1,313.8

Non-Operating Income (Expense)
Investment income	7.4	12.6	25.7	34.9
Interest and other borrowing costs	(28.7)	(34.6)	(90.7)	(112.8)
Equity in net gains (losses) of unconsolidated subsidiaries	20.0	20.4	63.9	58.1
Other non-operating income (expense)	—	—	1.8	—
Total Non-Operating	(1.3)	(1.6)	0.7	(19.8)
Income before Income Taxes	429.1	398.9	1,297.6	1,294.0
Income tax provision	139.1	162.6	477.2	509.0
Net Income	290.0	236.3	820.4	785.0
Less: net income (loss) attributable to non-controlling interest	—	(0.4)	(0.2)	1.3
Net Income Attributable to CME Group	$290.0	$236.7	$820.6	$783.7

Earnings per Common Share Attributable to CME Group:
Basic	$0.87	$0.71	$2.46	$2.36
Diluted	0.86	0.71	2.44	2.35
Weighted Average Number of Common Shares:
Basic	334,424	332,763	334,144	332,355
Diluted	336,172	334,674	335,820	334,055
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$290.0	$236.3	$820.4	$785.0
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(66.6)	(18.0)	(10.7)	(138.9)
Reclassification of gain on sale included in investment income	—	(0.7)	—	(0.7)
Income tax benefit (expense)	(5.0)	17.1	(6.5)	23.0
Investment securities, net	(71.6)	(1.6)	(17.2)	(116.6)
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	(0.2)	(3.2)	0.9
Amortization of net actuarial (gains) losses included in compensation and benefits expense	—	0.8	0.2	2.3
Income tax benefit (expense)	—	(0.6)	1.1	(1.5)
Defined benefit plans, net	—	—	(1.9)	1.7
Derivative investments:
Net unrealized holding gains (losses) arising during the period	—	43.5	—	128.8
Amortization of effective portion of net (gain) loss on cash flow hedges included in interest expense	(0.4)	0.5	(1.1)	1.9
Income tax benefit (expense)	0.1	(17.4)	0.4	(49.0)
Derivative investments, net	(0.3)	26.6	(0.7)	81.7
Foreign currency translation:
Foreign currency translation adjustments	(6.9)	(1.5)	(2.7)	1.7
Income tax benefit (expense)	2.6	0.5	1.0	(0.6)
Foreign currency translation, net	(4.3)	(1.0)	(1.7)	1.1
Other comprehensive income, net of tax	(76.2)	24.0	(21.5)	(32.1)
Comprehensive income	213.8	260.3	798.9	752.9
Less: comprehensive income attributable to non-controlling interests	—	(0.4)	(0.2)	1.3
Comprehensive Income Attributable to CME Group	$213.8	$260.7	$799.1	$751.6
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2013	333,852	3	$17,508.2	$3,494.6	$152.0	$21,154.8	$5.7	$21,160.5
Net income attributable to CME Group and non-controlling interest				820.6		820.6	(0.2)	820.4
Other comprehensive income attributable to CME Group					(21.5)	(21.5)		(21.5)
Dividends on common stock of $1.41 per share				(473.2)		(473.2)		(473.2)
Tax effect and gain related to purchase of non-controlling interests			(1.5)			(1.5)	(5.5)	(7.0)
Exercise of stock options	590		26.6			26.6		26.6
Excess tax benefits from option exercises and restricted stock vesting			3.3			3.3		3.3
Vesting of issued restricted Class A common stock	496		(16.2)			(16.2)		(16.2)
Shares issued to Board of Directors	34		2.4			2.4		2.4
Shares issued under Employee Stock Purchase Plan	13		0.9			0.9		0.9
Stock-based compensation			40.9			40.9		40.9
Balance at September 30, 2014	334,985	3	$17,564.6	$3,842.0	$130.5	$21,537.1	$—	$21,537.1
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2012	331,832	3	$17,216.4	$3,993.4	$209.3	$21,419.1	$5.8	$21,424.9
Net income attributable to CME Group and non-controlling interest				783.7		783.7	(0.2)	783.5
Other comprehensive income attributable to CME Group					(32.1)	(32.1)		(32.1)
Dividends on common stock of $1.35 per share				(450.6)		(450.6)		(450.6)
Tax effect and gain related to purchase of non-controlling interest			167.9			167.9		167.9
Exercise of stock options	1,155		53.6			53.6		53.6
Excess tax benefits from option exercises and restricted stock vesting			5.4			5.4		5.4
Vesting of issued restricted Class A common stock	415		(17.9)			(17.9)		(17.9)
Shares issued to Board of Directors	27		2.1			2.1		2.1
Shares issued under Employee Stock Purchase Plan	9		0.7			0.7		0.7
Stock-based compensation			40.4			40.4		40.4
Balance at September 30, 2013	333,438	3	$17,468.6	$4,326.5	$177.2	$21,972.3	$5.6	$21,977.9
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$820.4	$785.0
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	40.9	40.4
Amortization of purchased intangibles	75.7	77.4
Depreciation and amortization	101.1	100.8
Undistributed net (gains) losses of unconsolidated subsidiaries	(39.2)	(8.3)
Deferred income taxes	63.1	45.1
Change in:
Accounts receivable	(41.9)	(45.0)
Other current assets	(9.4)	6.9
Other assets	(10.9)	(19.9)
Accounts payable	(1.2)	(0.7)
Income taxes payable	(141.4)	(85.9)
Other current liabilities	(62.6)	(8.7)
Other liabilities	(11.2)	4.3
Other	5.5	7.2
Net Cash Provided by Operating Activities	788.9	898.6

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	28.5	27.5
Purchases of available-for-sale marketable securities	(29.3)	(27.6)
Purchases of property	(104.2)	(94.7)
Proceeds from sale of building property	7.9	—
Investments in business ventures	(10.5)	—
Settlement of derivative related to debt issuance	—	127.8
Net Cash Provided by (Used in) Investing Activities	(107.6)	33.0

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	—	748.7
Repayment of debt	(750.0)	(750.0)
Cash dividends	(1,339.2)	(449.6)
Purchase of noncontrolling interest	(4.7)	(80.0)
Proceeds from exercise of stock options	26.6	53.6
Excess tax benefits related to employee option exercises and restricted stock vesting	3.3	5.4
Other	0.9	0.6
Net Cash Used in Financing Activities	(2,063.1)	(471.3)

Net change in cash and cash equivalents	(1,381.8)	460.3
Cash and cash equivalents, beginning of period	2,469.7	1,604.7
Cash and Cash Equivalents, End of Period	$1,087.9	$2,065.0

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$523.9	$534.6
Interest paid	111.4	133.4
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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2014 and December 31, 2013 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period. Certain reclassifications have been made to the prior years' financial statements to conform to the presentation in the current year.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (SEC) on February 28, 2014.
2. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. At September 30, 2014, performance bonds and guaranty fund contributions assets on the consolidated balance sheets include cash and U.S. Treasury securities with maturity dates of 60 days or less. U.S. Treasury securities are purchased by CME, at its discretion, using cash collateral. The benefits, including interest earned, and risks of ownership accrue to CME. Interest earned is included in investment income on the consolidated statements of income. At September 30, 2014, the amortized cost and fair value of the U.S. Treasury securities were both $5.5 billion. The U.S. Treasury securities matured in October 2014.
Clearing House Contract Settlement. CME and CMECE (CME Clearing Europe Limited) mark-to-market open positions for all products at least once a day (twice a day for futures and options contracts). Based on values derived from the mark-to-market process, CME and CMECE require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than over-the-counter credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared over-the-counter credit default swap and interest rate swap contracts, the maximum exposure related to CME's guarantee would be one full day of changes in fair value of all open positions, before considering CME's ability to access defaulting clearing firms' collateral. During the first nine months of 2014, CME and CMECE transferred an average of approximately $2.7 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME and CMECE reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2014.

3. Intangible Assets
Intangible assets consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(634.9)	$2,203.9	$2,838.8	$(563.2)	$2,275.6
Technology-related intellectual property	29.4	(22.5)	6.9	33.8	(19.8)	14.0
Other	2.4	(0.9)	1.5	2.4	(0.8)	1.6
Total amortizable intangible assets	$2,870.6	$(658.3)	2,212.3	$2,875.0	$(583.8)	2,291.2

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,662.3			$2,741.2
Trading products(1)			$17,175.3			$17,175.3

(1)
Trading products represent futures and options products acquired in our business combinations with CBOT Holdings, Inc., NYMEX Holdings, Inc. and The Board of Trade of Kansas City, Missouri, Inc. Clearing and transaction fees are generated through the trading of these products. These trading products, most of which have traded for decades, require authorization from the CFTC. Product authorizations from the CFTC have no term limits.

Total amortization expense for intangible assets was $25.3 million and $25.6 million for the quarters ended September 30, 2014 and 2013, respectively. Total amortization expense for intangible assets was $75.7 million and $77.4 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2014	$24.9
2015	99.5
2016	96.1
2017	95.5
2018	94.7
2019	94.7
Thereafter	1,706.9

4. Debt
Short-term debt consisted of the following at September 30, 2014 and December 31, 2013:

(in millions)	September 30, 2014	December 31, 2013
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	$—	$749.9
Total short-term debt	$—	$749.9
Long-term debt consisted of the following at September 30, 2014 and December 31, 2013:

(in millions)	September 30, 2014	December 31, 2013
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%(1)	$610.9	$610.5
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (2)	748.1	748.0
$750.0 million fixed rates notes due September 2043, stated rate of 5.30% (3)	748.7	748.7
Total long-term debt	$2,107.7	$2,107.2

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

Long-term debt maturities, at par value, were as follows as of September 30, 2014:

(in millions)	Par Value
2015	$—
2016	—
2017	—
2018	612.5
2019	—
Thereafter	1,500.0
The fair value of the fixed rate notes due 2018, which are classified as level 3 under the fair value hierarchy, was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. The fair values of the fixed rate notes due 2022 and 2043, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. For more information about the fair value hierarchy, see note 8. At September 30, 2014, the fair values of the fixed rate notes were as follows:

(in millions)	Fair Value
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%	$655.7
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	748.4
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	869.2
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
In February 2013, the CFTC filed suit against NYMEX and two former employees alleging disclosure of confidential customer information in violation of the Commodity Exchange Act. NYMEX’s motion to dismiss was denied on September 30, 2014. Based on its investigation to date and advice from legal counsel, the company believes that it has strong factual and legal defenses to the claim.
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
At September 30, 2014 and December 31, 2013, the company had accrued $4.3 million and $11.3 million, respectively, for legal and regulatory matters that were probable and estimable.
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
6. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2015. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable, standby letters of credit. At September 30, 2014, CME was contingently liable to SGX on letters of credit totaling $410.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2014.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed the amount remaining in the fund at the time of insolvency, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2014.
7. Accumulated Other Comprehensive Income
The following tables present changes in the accumulated balances for each component of other comprehensive income attributable to CME Group, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2013	$98.9	$(12.8)	$65.0	$0.9	$152.0
Other comprehensive income before reclassifications and income tax benefit (expense)	(10.7)	(3.2)	(1.1)	(2.7)	(17.7)
Amounts reclassified from accumulated other comprehensive income	—	0.2	—	—	0.2
Income tax benefit (expense)	(6.5)	1.1	0.4	1.0	(4.0)
Net current period other comprehensive income attributable to CME Group	(17.2)	(1.9)	(0.7)	(1.7)	(21.5)
Balance at September 30, 2014	$81.7	$(14.7)	$64.3	$(0.8)	$130.5

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2012	$256.7	$(32.4)	$(16.4)	$1.4	$209.3
Other comprehensive income before reclassifications and income tax benefit (expense)	(138.9)	0.9	128.8	1.7	(7.5)
Amounts reclassified from accumulated other comprehensive income	(0.7)	2.3	1.9	—	3.5
Income tax benefit (expense)	23.0	(1.5)	(49.0)	(0.6)	(28.1)
Net current period other comprehensive income attributable to CME Group	(116.6)	1.7	81.7	1.1	(32.1)
Balance at September 30, 2013	$140.1	$(30.7)	$65.3	$2.5	$177.2
8. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
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
Assets included in level 2 generally consist of asset-backed securities. Asset-backed securities are measured at fair value based on a price matrix using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings.
The company determined the fair value of its contingent consideration liabilities, considered level 3 liabilities, using a discounted cash flow model to calculate the present value of future payouts. The liabilities are included in level 3 because management uses significant unobservable inputs, including a discount rate of 20% and payout probabilities ranging from 0% to 90%. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value.

Financial assets and liabilities recorded in the consolidated balance sheet as of September 30, 2014 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement. The following presents financial instruments measured at fair value on a recurring basis:

	September 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$19.2	$—	$—	$19.2
Mutual funds	53.2	—	—	53.2
Asset-backed securities	—	0.4	—	0.4
Total Marketable Securities	72.4	0.4	—	72.8
Performance bonds and guaranty fund contributions:
U.S. Treasury securities (1)	5,500.0	—	—	5,500.0
Equity investments	489.1	—	—	489.1
Total Assets at Fair Value	$6,061.5	$0.4	$—	$6,061.9

Liabilities at Fair Value:
Contingent consideration	$—	$—	$21.1	$21.1
Total Liabilities at Fair Value	$—	$—	$21.1	$21.1
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet at September 30, 2014 include cash collateral that has been invested in U.S. Treasury securities.
There were no transfers of assets or liabilities between level 1, level 2 or level 3 during the first nine months of 2014. The following is a reconciliation of level 3 liabilities valued at fair value on a recurring basis. There were no level 3 assets valued at fair value on a recurring basis during the first nine months of 2014.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2013	$15.7
Realized and unrealized (gains) losses:
Included in other expenses	5.4
Fair value of liability at September 30, 2014	$21.1
There were no level 3 assets or level 3 liabilities valued at fair value on a nonrecurring basis during the first nine months of 2014.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Stock options	1,461	1,540	1,463	1,593
Stock awards	700	—	700	824
Total	2,161	1,540	2,163	2,417
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income Attributable to CME Group (in millions)	$290.0	$236.7	$820.6	$783.7
Weighted Average Number of Common Shares (in thousands):
Basic	334,424	332,763	334,144	332,355
Effect of stock options and restricted stock awards	1,748	1,911	1,676	1,700
Diluted	336,172	334,674	335,820	334,055
Earnings per Common Share Attributable to CME Group:
Basic	$0.87	$0.71	$2.46	$2.36
Diluted	0.86	0.71	2.44	2.35
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2014	2013	Change	2014	2013	Change
Total revenues	$762.4	$714.6	7%	$2,271.4	$2,249.3	1%
Total expenses	332.0	314.1	6	974.5	935.5	4
Operating margin	56.5%	56.0%		57.1%	58.4%
Non-operating income (expense)	$(1.3)	$(1.6)	16	$0.7	$(19.8)	104
Effective tax rate	32.4%	40.8%		36.8%	39.3%
Net income attributable to CME Group	$290.0	$236.7	23	$820.6	$783.7	5
Diluted earnings per common share attributable to CME Group	0.86	0.71	21	2.44	2.35	4
Cash flows from operating activities				788.9	898.6	(12)

Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change	2014	2013	Change
Clearing and transaction fees	$641.8	$597.9	7%	$1,903.3	$1,883.6	1%
Market data and information services	87.7	78.6	12	266.7	238.9	12
Access and communication fees	20.8	20.3	3	61.6	62.4	(1)
Other	12.1	17.8	(32)	39.8	64.4	(38)
Total Revenues	$762.4	$714.6	7	$2,271.4	$2,249.3	1
Clearing and Transaction Fees
The following table summarizes our total contract volume, revenue and average rate per contract. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing houses as well as cleared-only contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fees by total contract volume. Volume and average rate per contract disclosures exclude our CME interest rate swap, CME credit default swap, CMECE and CME Europe contracts.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Total contract volume (in millions)	863.4	769.1	12%	2,492.6	2,436.3	2%
Clearing and transaction fees (in millions)	$626.3	$586.2	7	$1,861.6	$1,861.8	—
Average rate per contract	$0.725	$0.762	(5)	$0.747	$0.764	(2)
We estimate the following increases (decreases) in clearing and transaction fees based on change in total contract volume and change in average rate per contract during the third quarter and first nine months of 2014 when compared with the same periods in 2013.

(in millions)	Quarter Ended	Nine Months Ended
Increases due to changes in total contract volume	$68.4	$42.0
Decreases due to changes in average rate per contract	(28.3)	(42.2)
Increase (decrease) in clearing and transaction fees	$40.1	$(0.2)
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
Clearing and transaction fees as presented on the consolidated statements of income include revenues for our cleared-only CME interest rate swap and CME credit default swap contracts. In the third quarter and first nine months of 2014 when compared with the same periods in 2013, clearing and transaction fees generated from these contracts increased by $3.9 million and $20.1 million, respectively. The increases in revenues were largely attributable to increases in CME interest rate swap contract volumes resulting from the over-the-counter clearing mandate required to be implemented starting in mid-2013 by the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Contract Volume
The following table summarizes average daily contract volume. Contract volume can be influenced by many factors, including political and economic conditions, the regulatory environment and market competition.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2014	2013	Change	2014	2013	Change
Average Daily Volume by Product Line:
Interest rate	7,181	5,839	23%	6,861	6,117	12%
Equity	2,586	2,409	7	2,644	2,700	(2)
Foreign exchange	797	792	1	750	947	(21)
Agricultural commodity	1,058	1,009	5	1,103	1,074	3
Energy	1,562	1,609	(3)	1,573	1,711	(8)
Metal	309	360	(14)	328	410	(20)
Aggregate average daily volume	13,493	12,018	12	13,259	12,959	2
Average Daily Volume by Venue:
Electronic	11,627	10,199	14	11,404	11,203	2
Open outcry	1,208	1,173	3	1,162	1,068	9
Privately negotiated (1)	658	646	2	693	688	1
Aggregate average daily volume	13,493	12,018	12	13,259	12,959	2
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

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2014	2013	Change	2014	2013	Change
Eurodollar futures and options:
Front 8 futures	1,619	1,188	36%	1,502	1,202	25%
Back 32 futures	1,082	860	26	1,046	880	19
Options	919	761	21	841	594	42
U.S. Treasury futures and options:
10-Year	1,671	1,498	12	1,683	1,704	(1)
5-Year	914	767	19	888	833	7
Treasury bond	437	388	13	418	492	(15)
2-Year	308	219	41	281	252	12
Overall interest rate volumes increased in the third quarter and first nine months of 2014 when compared with the same periods in 2013. We believe volumes for U.S. Treasury contracts and Eurodollar futures and options contracts increased in the third quarter of 2014 as a result of increased volatility driven by changing expectations regarding near-term Federal Reserve actions.
U.S. Treasury contract volumes remained flat in the first nine months of 2014 when compared with the same period in 2013 despite the increase in volumes during the third quarter of 2014. We believe volumes were higher in the first half of 2013 due to short periods of high volatility created by the Federal Reserve's activities with respect to their quantitative easing program.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2014	2013	Change	2014	2013	Change
E-mini S&P 500 futures and options	2,035	1,931	5%	2,057	2,173	(5)%
E-mini NASDAQ 100 futures and options	278	222	25	301	236	27
Overall equity volumes increased in the third quarter of 2014 when compared with the same period in 2013. We believe this resulted primarily due to geopolitical events that led to a short period of relatively high volatility in late July 2014 as well as a more gradual increase in broad market volatility in September 2014.
Equity volumes decreased slightly in the first nine months of 2014 when compared with the same period in 2013 despite the increase in the third quarter of 2014. The decrease was primarily due to a decrease in E-mini S&P 500 contract volumes resulting from lower volatility in early 2014. Equity market volatility was very low in the first half of 2014 compared with the short periods of high volatility in the first half of 2013. We believe the infrequency of significant events, as well as the cautionary stance of the Federal Reserve with respect to interest rates, contributed to gradual, upward movement in the equity market over the first nine months of 2014.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2014	2013	Change	2014	2013	Change
Euro	231	235	(2)%	219	287	(24)%
Japanese yen	144	149	(3)	144	201	(28)
British pound	120	120	—	113	130	(13)
Australian dollar	105	107	(2)	91	119	(24)
Canadian dollar	65	67	(4)	64	78	(18)

The overall decreases in foreign exchange contract volumes in the first nine months of 2014 when compared with the same period in 2013 were attributable to decreases in exchange rate volatility across all major currencies. We believe subdued expectations regarding interest rate changes across European countries and Japan led to decreases in exchange rate volatility throughout these regions. Additionally, allegations regarding possible collusion by certain foreign exchange market participants in other marketplaces had a continued negative impact on overall global foreign exchange product trading during the first nine months of 2014.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2014	2013	Change	2014	2013	Change
Corn	321	327	(2)%	356	352	1%
Soybean	249	242	3	243	241	1
Wheat	135	125	8	154	147	5
Soybean oil	92	89	3	98	100	(3)
The overall agricultural commodity contract volume increased in the third quarter of 2014 when compared with the same period in 2013. We believe that geopolitical concerns in Russia and Ukraine contributed to higher wheat contract volumes in the first nine months of 2014. Hedgers seeking protection against falling prices may have also contributed to the increase in volumes in the third quarter of 2014 when compared to the same period in 2013.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2014	2013	Change	2014	2013	Change
Crude oil	811	840	(3)%	754	813	(7)%
Natural gas	383	420	(9)	449	524	(14)
Refined products	294	276	7	289	302	(4)
Overall energy contract volumes decreased in the third quarter and first nine months of 2014 when compared with the same periods of 2013. We believe the declines in crude oil and natural gas contract volumes were attributable to low overall price levels due to increasing U.S. energy production. Refined products contract volumes decreased in the first nine months of 2014 when compared with the same periods in 2013 due to decreases in demand in the underlying physical market.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2014	2013	Change	2014	2013	Change
Gold	177	216	(18)%	187	247	(24)%
Silver	56	64	(12)	63	69	(10)
Copper	54	61	(12)	58	72	(19)
Overall metal contract volumes decreased in the third quarter and first nine months of 2014 when compared with the same periods of 2013 due to lower metals price volatility. In early 2013, short periods of high volatility were caused by improved macroeconomic data. In addition, demand for gold continued to slow due to lower economic growth rates in India and China, which are both large consumers of gold. Prices remained stable due to a strengthening U.S. dollar and the expectation of an increase in U.S. interest rates.
Average Rate per Contract
The average rate per contract decreased in the third quarter and first nine months of 2014 when compared with the same periods in 2013 due to shifts in the relative mix of product volume. Interest rate product volume, when measured as a percentage of total volume, increased by 5 percentage points in the third quarter and first nine months of 2014, while nearly all other product lines decreased. Interest rate contracts have a lower average rate per contract compared with other product lines.

In addition, increases in incentives and discounts on our energy contracts as well as increases in tier discounts on Eurodollar products also resulted in decreases in the average rate per contracts in the third quarter and first nine months of 2014 when compared with the same periods in 2013.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 12% of our clearing and transaction fees in the first nine months of 2014. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The increases in market data and information services revenues in the third quarter and first nine months of 2014 were attributable to a $15 fee increase for basic real-time market data services at the beginning of 2014. The increases were partially offset by continuing declines in market data subscriber counts attributable to cost-cutting initiatives at customer firms.
The two largest resellers of our market data represented approximately 43% of our market data and information services revenue in the first nine months of 2014. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
The decrease in other revenues in the first nine months of 2014 was partly attributable to $8.7 million of fees earned under our technology agreement with BM&FBOVESPA S.A. and $5.1 million of insurance proceeds related to Hurricane Sandy, both of which were recognized in the first quarter of 2013. Additionally, we sold the NYMEX building in the fourth quarter of 2013, which resulted in decreases in other revenues of $1.0 million and $5.4 million in the third quarter and first nine months of 2014, respectively, due to lost rental income. Lastly, trading revenues generated by GFX Corporation declined by $2.8 million and $3.8 million in the third quarter and first nine months of 2014, respectively, when compared to the same periods in 2013.
Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change	2014	2013	Change
Compensation and benefits	$132.1	$134.0	(1)%	$407.3	$392.3	4%
Communications	7.8	9.2	(14)	24.3	26.7	(9)
Technology support services	13.8	13.4	3	42.3	39.6	7
Professional fees and outside services	32.2	35.6	(10)	99.3	85.4	16
Amortization of purchased intangibles	25.3	25.6	(2)	75.7	77.4	(2)
Depreciation and amortization	32.7	35.0	(7)	101.1	100.8	—
Occupancy and building operations	24.7	19.2	29	71.1	56.7	25
Licensing and other fee agreements	25.5	25.7	—	80.2	73.8	9
Other	37.9	16.4	131	73.2	82.8	(12)
Total Expenses	$332.0	$314.1	6	$974.5	$935.5	4

Operating expenses increased by $17.9 million and $39.0 million in the third quarter and first nine months of 2014 when compared with the same periods in 2013. The following table shows the estimated impacts of key factors resulting in changes in operating expenses:

	Quarter Ended, September 30, 2014		Nine Months Ended, September 30, 2014
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Salaries, benefits and employer taxes	$6.5	2%	$21.1	2%
Business enhancements and platform development	1.4	—	12.1	1
Merger and acquisition costs	2.6	1	9.8	1
Foreign currency exchange rate fluctuation	24.8	8	5.8	1
Bonus expense	(3.1)	(1)	(4.3)	—
Non-qualified deferred compensation	(3.9)	(1)	(4.3)	—
Litigation accruals	—	—	(8.0)	(1)
Security breach	(8.0)	(2)	(8.0)	(1)
MF Global bankruptcy claim	—	—	(14.5)	(2)
Other expenses, net	(2.4)	(1)	29.3	3
Total increase	$17.9	6%	$39.0	4%
Operating expenses increased in the third quarter and first nine months of 2014 when compared with the same periods in 2013 due to increases as follows:

•
Compensation and benefits expenses increased as a result of increases in average headcount related to efforts to expand our product offerings and geographic reach as well as to meet additional regulatory requirements. In October 2014, the company reduced its global workforce by approximately 150 positions as part of a recently announced reorganization. Severance and other costs related to the reorganization are expected to impact primarily the fourth quarter of 2014.

•	Professional fees and depreciation and amortization expense rose due to the development and continued enhancement of our product offerings and our electronic platforms.

•	We recognized professional fees and other expenses related to our proposed transaction with GFI Group Inc.

•
In the third quarter of 2014, we recognized a net loss of $12.8 million due to an unfavorable change in exchange rates on foreign cash balances, compared with a net gain of $12.0 million in the third quarter of 2013. In the first nine months of 2014, we recognized a net loss of $4.2 million due to an unfavorable change in exchange rates on foreign cash balances, compared with a net gain of $1.6 million in the first nine months of 2013. Gains and losses from exchange rate fluctuations result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies. We expect to continue to incur gains and losses from exchange rate fluctuations as long as this is the case.

Increases in overall operating expenses in the third quarter and first nine months of 2014 when compared with the same periods in 2013 were partially offset by decreases as follows:

•	Bonus expense decreased due to performance relative to our 2014 cash earnings target when compared with 2013 performance relative to our 2013 cash earnings target.

•
A decrease in our non-qualified deferred compensation liability, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to a decrease in operating expenses.

•
A reduction in litigation accruals due to a favorable court ruling and a denial for a rehearing in the first quarter of 2014 also contributed to a decrease in operating expenses in the first nine months of 2014.

•	A decrease in legal and other consulting services related to a security breach in 2013 partially offset the increase in overall expenses in the third quarter and first nine months of 2014.

•	In the second quarter of 2014, we recognized the settlement of our claim in the MF Global bankruptcy filing as a reduction to other expenses.

Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change	2014	2013	Change
Investment income	$7.4	$12.6	(41)%	$25.7	$34.9	(26)%
Interest and other borrowing costs	(28.7)	(34.6)	(17)	(90.7)	(112.8)	(20)
Equity in net gains (losses) of unconsolidated subsidiaries	20.0	20.4	(2)	63.9	58.1	10
Other non-operating income (expense)	—	—	—	1.8	—	nm
Total Non-Operating	$(1.3)	$(1.6)	16	$0.7	$(19.8)	104
n.m. not meaningful
The overall decreases in investment income in the third quarter and first nine months of 2014 when compared with the same periods in 2013 were largely due to decreases in dividend income and reduced gains on marketable securities related to our non-qualified deferred compensation plan. Gains and losses from securities in the non-qualified deferred compensation plan are offset by an equal amount of compensation and benefits expense. These decreases were partially offset by increases in earnings from cash performance bond and guaranty fund contributions that are reinvested. The increase in cash performance bond and guaranty fund contributions was due to an increase in open interest as well as a shift in clearing firm collateral preferences towards cash.
The following table shows the key impacts in the overall decreases in interest expense and other borrowing costs in the third quarter and first nine months of 2014 when compared with the same periods in 2013:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Weighted average borrowings outstanding (in millions)	$2,112.5	$2,537.5	$(425.0)	$2,236.6	$2,754.2	$(517.6)
Weighted average effective yield	4.15%	4.61%	(0.46)%	4.24%	4.72%	(0.48)%
Average cost of borrowings (1)	4.36	4.81	(0.45)	4.42	4.91	(0.49)

(1)
Average cost of borrowings includes interest, the effective portion of interest rate hedges, discount accretion and debt issuance costs. Commitment fees on line of credit agreements are not included in the average cost of borrowing.

In the first quarter of 2014, we repaid the 5.75% fixed rate notes due February 2014. In the third quarter of 2013, we repaid $750.0 million of 5.4% fixed rate notes due August 2013 and issued $750.0 million of 5.3% fixed rate notes due September 2043. We entered into an interest rate swap agreement that resulted in an effective interest rate of 4.73% on the 5.3% fixed rate notes due September 2043. These factors contributed to decreases in weighted average borrowings outstanding, weighted average effective yield and average cost of borrowings in the third quarter and first nine months of 2014 when compared with the same periods in 2013.
Higher income generated from our S&P/DJI business venture contributed to an increase in equity in net gains (losses) of unconsolidated subsidiaries in the first nine months of 2014 when compared with the same period in 2013.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2014	2013
Quarter Ended September 30	32.4%	40.8%
Nine Months Ended September 30	36.8	39.3

The overall effective tax rate for the third quarter and the first nine months of 2014 includes a deferred income tax benefit resulting from a change in our state and local apportionment factors as well as a benefit related to a favorable settlement of various state income tax audits.  The overall effective tax rate for the third quarter and the first nine months of 2013 included a tax benefit of  the domestic production activities being recorded for 2008 through 2013 in the third quarter of 2013 offset by increases in reserves for uncertain tax positions, as well as deferred income tax expense resulting from a change in our state and local apportionment factors.

Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities decreased in the first nine months of 2014 when compared with the same period of 2013. The decrease in net cash provided by operating activities was largely attributable to higher payments of accrued expenses in the first nine months of 2014 when compared with the same period in 2013. We paid a higher bonus in 2014 when compared with the bonus payment in 2013. Additionally, payments in 2014 for legal and other consulting services, primarily related to remediation efforts for an information security breach that occurred in 2013, contributed to the overall decrease in cash from operating activities.
Net cash used in investing activities increased in the first nine months of 2014 when compared with the same period of 2013 due to proceeds from the settlement of a derivative related to debt issued in the third quarter of 2013.
Cash used in financing activities was higher in the first nine months of 2014 when compared with the same period in 2013. The increase in cash used was attributable to an increase in cash dividends of $0.9 billion in the first nine months of 2014 when compared with the same period in 2013. The annual variable dividend from 2013 operations was paid in the first quarter of 2014. The annual variable dividend from 2012 operations was paid in the fourth quarter of 2012 due to uncertainty surrounding dividend income tax treatment beginning in 2013. The increase in cash used was also due to the repayment of the fixed rate notes due February 2014.
Debt Instruments. The following table summarizes our debt outstanding at September 30, 2014:

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

We maintain a $1.8 billion multi-currency revolving senior credit facility with various financial institutions, which matures in January 2016. The proceeds from this facility can be used for general corporate purposes, which includes providing liquidity for our CME clearing house in certain circumstances at CME Group's discretion and, if necessary, for maturities of commercial paper. As long as we are not in default under this facility, we have the option to increase it up to $2.5 billion with the consent of the agent and lenders providing the additional funds. This facility is voluntarily prepayable from time to time without premium or penalty. Under this facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity at September 30, 2012, giving effect to share repurchases made and special dividends paid during the term of the agreements (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings outstanding under this facility.
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by our CME clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At September 30, 2014, guaranty funds available to collateralize the facility totaled $6.7 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. In addition to the 364-day facility, we also have the option to use the $1.8 billion multi-currency revolving senior credit facility to provide liquidity for our clearing houses in the unlikely event of default in certain circumstances. In addition, our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement) of not less than $800.0 million.
The indentures governing our fixed rate notes, our $1.8 billion multi-currency revolving senior credit facility and our 364-day multi-currency revolving secured credit facility for $7.0 billion do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company that could indirectly affect the ability to pay dividends.

At September 30, 2014, we have excess borrowing capacity for general corporate purposes of approximately $1.8 billion under our multi-currency revolving senior credit facility.
At September 30, 2014, we were in compliance with the various covenant requirements of all our debt facilities.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At September 30, 2014, the letters of credit totaled $410.0 million.
The following table summarizes our credit ratings at September 30, 2014:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.1 billion at September 30, 2014 and $2.5 billion at December 31, 2013. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Net current deferred tax assets of $34.2 million and $52.3 million were included in other current assets at September 30, 2014 and December 31, 2013, respectively. Total net current deferred tax assets are primarily attributable to stock-based compensation and accrued expenses.
Net long-term deferred tax liabilities were $7.3 billion and $7.2 billion at September 30, 2014 and December 31, 2013, respectively. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers, including CBOT Holdings, Inc. and NYMEX Holdings, Inc.
Valuation allowances of $58.5 million and $47.5 million have been provided on deferred tax assets at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, valuation allowances were related to domestic net operating losses, foreign net operating losses as well as built in capital losses for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.
Regulatory Requirements. CME is regulated by the U.S. Commodity Futures Trading Commission (CFTC) as a U.S. Derivatives Clearing Organization (DCO). DCOs are required to maintain capital, as defined by the CFTC, in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. CME was designated by the Financial Stability Oversight Council as a systemically important DCO under Title VIII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, CME must comply with the requirements for financial resources and liquidity resources. CME is in compliance with all DCO financial requirements.
CME, CBOT, NYMEX and COMEX are regulated by the CFTC as Designated Contract Markets (DCM). DCMs are required to maintain capital, as defined by the CFTC, in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. Our DCMs are in compliance with DCM financial requirements.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31	78	$71.04	—	$—
August 1 to August 31	90	76.55	—	—
September 1 to September 30	169,069	79.68	—	—
Total	169,237	$79.68	—

(1)	Shares purchased consist of an aggregate of 169,237 shares of Class A common stock surrendered in the third quarter of 2014 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

10.1*
James E. Parisi Retention Agreement, made as of September 29, 2014 (incorporated by reference to Exhibit 10.1 to CME Group’s Current Report on Form 8-K, filed with the SEC on October 3, 2014, File No. 001-31553)

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

CME Group Inc. (Registrant)

Dated: November 3, 2014	By:	/s/ James E. Parisi
Chief Financial Officer & Senior Managing Director Finance