Form 10-K
period 2014-12-31
CME GROUP INC.
filed 2015-02-26
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014, was approximately $23.6 billion (based on the closing price per share of CME Group Inc. Class A common stock on the NASDAQ Global Select Market (NASDAQ) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 11, 2015 was as follows: 337,340,642 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the CME Group Inc.’s Proxy Statement for the 2015 Annual Meeting of Shareholders	Part III

CME GROUP INC.
ANNUAL REPORT ON FORM 10-K

PART I
Certain Terms
All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.
Unless otherwise indicated, references to CME Group Inc. (CME Group or the company) products include references to products listed on one of its regulated exchanges: Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and Commodity Exchange, Inc. (COMEX). Products listed on these exchanges are subject to the rules and regulations of the particular exchange and the applicable rulebook should be consulted. Unless otherwise indicated, references to NYMEX include its subsidiary, COMEX.
Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our website does not constitute a part of this Annual Report on Form 10-K.
Information about Contract Volume and Average Rate per Contract
All amounts regarding contract volume and average rate per contract exclude our TRAKRS, credit default swaps, interest rate swaps and CME Clearing Europe Limited and CME Europe Limited contracts.
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
CME was founded in 1898 as a not-for-profit corporation. In 2000, CME demutualized and became a shareholder-owned corporation. As a consequence, we adopted a for-profit approach to our business, including strategic initiatives aimed at optimizing contract volume, efficiency and liquidity. In 2002, Chicago Mercantile Exchange Holdings Inc. (CME Holdings) completed its initial public offering of its Class A common stock, which is listed on the NASDAQ Global Select Market under the symbol “CME.” In 2007, CME Holdings merged with CBOT Holdings, Inc. and was renamed CME Group. In connection with the merger, we acquired the CBOT exchange. CBOT is a leading marketplace for trading agricultural and U.S. Treasury futures as well as options on futures. In 2008, we merged with NYMEX Holdings, Inc. and acquired NYMEX and COMEX. On NYMEX, customers primarily trade energy futures and options contracts, including contracts for crude oil, natural gas, heating oil and gasoline. On COMEX, customers trade metal futures and options contracts, including contracts for gold, silver and copper. We launched CME Clearing Europe in 2011 to expand our European presence and further extend the geographical reach of our clearing services. In November 2012, we acquired The Board of Trade of Kansas City, Missouri, Inc. (KCBT) and its hard red winter wheat product line and effective December 2013, KCBT operations were transferred to CBOT. In April 2013, we purchased the non-controlling interest in CME Group Index Services from Dow Jones & Company (Dow Jones) resulting in an increase in our ownership to 27% of the S&P/Dow Jones Indices LLC (S&P/DJI) joint venture with McGraw-Hill, originally established in 2012. As part of the formation of S&P/DJI, McGraw-Hill acquired our credit derivatives market data business. In 2013 and 2014, we received regulatory approval to operate a U.S. swap execution facility as well as global trade repositories in the United States, United Kingdom, and in Canada. In March 2014, we received regulatory approval for the launch of CME Europe Limited, our U.K. exchange.
Our business has historically been subject to the extensive regulation of the Commodity Futures Trading Commission (CFTC). As a result of our global operations, we are also subject to the rules and regulations of the local jurisdictions in which we conduct business, including the Bank of England, the Financial Conduct Authority (FCA) and the European Securities and Markets Authority (ESMA). Additionally, our U.S. clearing house has been designated as systemically important, which carries with it enhanced regulatory oversight of certain of our risk-management standards, clearing, and settlement activities, including additional oversight by the Federal Reserve Bank.
Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, and our telephone number is 312-930-1000.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
The company reports the results of its operations as one reporting segment primarily comprised of the CME, CBOT, NYMEX and COMEX exchanges. The remaining operations do not meet the thresholds for reporting separate segment information. Financial information about our reporting segment is hereby incorporated by reference to "Item 6. Selected Financial Data" on page 28 and "Item 8. Financial Statements and Supplementary Data" on page 53.
NARRATIVE DESCRIPTION OF BUSINESS
We offer the widest range of global benchmark products across all major asset classes, based on interest rates, equity indexes, foreign exchange, energy, agricultural commodities and metals. Our products include both exchange-traded and privately negotiated futures and options contracts and swaps. We bring buyers and sellers together through our CME Globex electronic trading platform across the globe and our open outcry trading facilities in Chicago and New York City, and provide hosting, connectivity and customer support for electronic trading through our co-location services. Our CME Direct technology offers side-by-side trading of exchange-listed and privately negotiated markets. We provide clearing and settlement services for exchange-traded contracts, as well as for cleared swaps, and provide regulatory reporting solutions for market participants through our global repository services in the United States, United Kingdom and Canada. Finally, we offer a wide range of market data services — including live quotes, delayed quotes, market reports and a comprehensive historical data service — and continue to expand into the index services business.

Our Competitive Strengths
We provide innovative ways to manage risk and offer a number of key differentiating elements that set us apart from others in our industry, including:
Highly Liquid Markets — Our listed futures and options markets provide an effective forum for our customers to manage their risk and meet their investment needs relating to our markets. We believe that our customers choose to trade on our centralized market due to its liquidity and price transparency. Market liquidity — or the ability of a market to absorb the execution of large purchases or sales quickly and efficiently, whereby the market recovers quickly following the execution of large orders — is key to attracting customers and contributing to a market's success.
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

Product Line	2014	2013	2012
Interest rate	33%	29%	25%
Equity	19	19	19
Foreign exchange	6	8	7
Agricultural commodity	15	14	16
Energy	21	23	27
Metal	6	7	6
We believe that the breadth and diversity of our product lines and the variety of their underlying contracts is beneficial to our overall performance. Our asset classes contain products designed to address differing risk management needs, and customers are able to achieve operational and capital efficiencies by accessing our diverse products through our platforms and our clearing houses.
Our products are traded through CME Globex and other electronic trading platforms, our open outcry auction markets in Chicago and New York City, and through privately negotiated transactions that we clear. The estimated percentage of clearing and transaction fees revenue contributed by each trading venue is as follows:

Trading Venue	2014	2013	2012
Electronic	80%	79%	76%
Open outcry	6	6	7
Privately negotiated (1)	14	15	17
(1) Privately negotiated average daily volume includes both traditional block trades, off-exchange trades which were historically categorized as CME ClearPort (now executed as futures block trades), and Exchange for Related Positions (EFRPs).
In addition, our cleared-only CME interest rate swap and CME credit default swap contracts contributed approximately 2% of total revenue in both 2014 and 2013.
In February 2015, we announced the closure of most of our futures trading pits in Chicago and New York by July 2, 2015. Most open outcry options markets will remain open.
Our products generate valuable information regarding prices and trading activity. Customers pay a subscription fee for real-time market data and have the choice of receiving their market data either directly from us or through a variety of third-party quote vendors and data providers. We also offer customers detailed historical market data for use in their development and analysis of various trading strategies. The estimated contributions of our market data and information services products, excluding our index market data offerings, based on percentage of total revenue over the last three years, were 11% in 2014, 11% in 2013 and 12% in 2012.
Safety and Soundness of our Markets — We understand the importance of ensuring that our customers are able to manage and contain their trading risks. As the markets and the economy have evolved, we have worked to adapt our clearing services to meet the needs of our customers. We apply robust risk management standards and enforce and facilitate applicable regulatory customer protection standards for exchange-traded products and cleared swaps. Clearing member firms are continually monitored and examined to assess their outstanding risk, capital adequacy and compliance with customer protection rules and regulations. We utilize a combination of risk management capabilities to assess our clearing firms and their account exposure levels for all asset classes 24 hours a day throughout the trading week. Our U.S. clearing house is operated within CME. We also operate a U.K. clearing house — CME Clearing Europe.
Our integrated clearing function is designed to ensure the safety and soundness of our markets by serving as the counterparty to every trade, becoming the buyer to each seller and the seller to each buyer, and limiting counterparty credit risk. The clearing house is responsible for settling trading accounts, clearing trades, collecting and maintaining performance bond funds, regulating delivery and reporting trading data. CME Clearing marks open positions to market at least twice a day, and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market daily, with the capacity to mark-to-market more frequently as market conditions warrant. The CME ClearPort front-end system provides access to our flexible clearing services for block transactions. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” beginning on page 48 and “Item 1A. Risk Factors,” beginning on page 14, for more information on our financial safeguards package and the associated credit risks related to our clearing services.
Superior Trading Technology and Distribution — We strive to provide the most flexible architecture in terms of bringing new technology, innovations and solutions to the marketplace. Our CME Globex electronic platform is the trading engine for our central limit order book markets, and is available on a global basis nearly 24 hours a day throughout the trading week. The CME Globex platform is accessible through a wide variety of vendor provided and custom built trading systems that benefit from our open application programming interface approach. For the privately negotiated markets, we offer brokers and customers the CME Direct system for arranging, executing, recording and risk-managing trades. CME Direct is a trading and analysis system that also includes CME Messenger for instant-message capabilities and CME Straight-Through Processing for connecting trade information directly with customer order management and risk management systems and is designed to reduce errors and improve efficiency. In 2014, 86% of our contract volume was conducted electronically.
Together, our platforms offer:

•	certainty of execution;

•	vast capabilities to facilitate complex and demanding trading;

•	direct market access;

•	fairness, price transparency and anonymity;

•	convenience and efficiency; and

•
global distribution, including connection through high-speed international telecommunications hubs in key financial centers in Europe, Asia and Latin America, and hosting or global order routing to our global partner exchanges.

In 2012, we launched our service offerings for co-location at our data center facility, which houses our trading match engines for all products traded on the CME Globex electronic trading platform. The service provides the lowest latency connection for our customers. The offering is made available to all customers on equal terms. We derived 2% of our revenues from our co-location business in 2012 through 2014.
Our Strategic Initiatives
The following is a description of our strategic initiatives:
Leading Core Business Innovation — We are focused on enhancing our customer relations to allow us to further cross-sell our products, expanding the strength of our existing benchmark products, launching new products and deepening open interest in our core futures offerings. Over the last five years, our key product launches included Ultra-Long Bond Treasury futures and options, Weekly Treasury options, numerous Eurodollar mid-curve options, weekly and short-dated agricultural options, end of month equity options, deliverable interest rate swap futures, aluminum futures and natural gas basis contacts. During the year, we also experienced multiple volume records across our core product portfolio, including record average daily volume in options and interest rates. We continue to invest in expanded sales and marketing capabilities and tools to broaden customer participation and to simplify the customer experience in order to increase their use of our offerings and reduce their regulatory burdens.
Globalizing our Company and our Business — We continue to expand and diversify our customer base worldwide and offer customers around the world the most broadly diversified portfolio of benchmark products. We have expanded our international product suite with the launch of a number of regionally specific products, including  physically and financially settled European natural gas cleared futures contracts, which help us appeal to risk management needs unique to a particular geography. We believe we have significant opportunity to expand the participation of our non-U.S. customer base in our markets. We are focused on core growth in global markets because we believe that Asia, Latin America, and other emerging markets will experience superior growth and development of their financial markets as they catch up to the more mature North American and European markets. In addition, we continue to expand our presence in major financial centers, such as in Europe and Asia, grow our commodities business outside the United States and penetrate emerging markets, such as China, India, Brazil and Mexico. In 2014, approximately 24% of our electronic volume was transactions customers reported to us as from outside the United States and 50% of our market data revenue is derived from outside the United States.
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
Through CME Clearing Europe, our U.K. clearing house, we have built on our European presence and further extended the geographical reach of our clearing services. CME Clearing Europe offers clearing services for exchange-traded products and swaps, including interest rates, energy, agriculture, freight and precious metals. In August 2014, CME Clearing Europe received authorization as a Central Counterparty Clearing House under the European Market Infrastructure Regulation (EMIR).
In April 2014, we launched CME Europe Limited. We plan to offer European focused products across multiple asset classes on CME Europe. We have currently listed foreign exchange products and a suite of commodity products. CME Europe leverages the central counterparty model of CME Clearing Europe and allows us to more closely align with our regional customers in both exchange-traded products and cleared swaps, and provides additional opportunities to our expanding non-U.S. customer base.
In August 2014, CME Group and Thompson Reuters launched the new LBMA Silver Price in partnership with the London Bullion Market Association. We provide the electronic auction platform on which the price is calculated and Thompson Reuters is responsible for the administration and governance of the benchmark as well as distribution.
Expanding our Existing Customer Base and Enhancing our Product and Services Offerings to Meet its Risk Management Needs — We continue to grow our business by targeting cross asset sales across client segments, driving international sales and generating new client participation across all regions. We have a long history of providing customer value and responsiveness and believe our products and services make us well positioned to help our customers adapt and comply with new regulations, while enabling them to efficiently manage their risks. With the ongoing implementation of regulatory reform, we expect capital efficiencies and centralized clearing to continue to be important for our global client base.
Extending our Capabilities and Business in the Cleared Swaps Markets — We provide a comprehensive multi-asset class clearing solution to the market for maximum operational ease and the capital efficiency that comes with connecting to our clearing houses. Our cleared swaps offerings provide participants the extensive counterparty credit risk reduction and transparency of our clearing services while preserving the prevailing execution processes, technology platforms and business structures currently in use in the marketplace. With clearing houses in both the United States and Europe, we can offer customers the choice of clearing in either location. Our clearing services also offer the ability to optimize collateral and capital efficiencies across their portfolios within the particular clearing house while meeting the heightened regulatory requirements on derivatives. We offer clearing services for interest rate, credit default, foreign exchange and commodity swaps. We continue to focus on new customer onboarding for swaps clearing services, expanding our product offerings and working with the buy- and sell-sides to meet their needs for real-time clearing, risk management and data reporting as the marketplace moves from a compliance phase to an optimization phase. During 2014, we cleared swap transactions with a notional value of more than $36.8 trillion, and open interest as of December 31, 2014, was $22.9 trillion.
Establishing Ourselves as the Leading Exchange Company Provider of Information Products and Index Services and Enhancing our Intellectual Property Portfolio — We offer a variety of market data services for the futures, equities and the cleared swaps markets. Our joint venture with McGraw-Hill combines the world class capabilities of S&P Indices and Dow Jones Indices. As part of the joint venture, we acquired a long-term, ownership-linked, exclusive license to list futures and options on futures based on the S&P 500 Index and certain other S&P indices. We also continue to expand our existing intellectual property portfolio for our technology, products and services offerings.
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
We also have a long-term, non-exclusive licensing arrangement with ICE Benchmark Administration for the use of LIBOR to settle several of our interest rate products, including our Eurodollar contract.
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
Seasonality
Generally, we have historically experienced relatively higher contract volume during the first and second quarters and sequentially lower contract volume in the third and fourth quarters. However, such seasonality also may be impacted by general market conditions or other events. During 2014, 25% of our consolidated revenues were recognized in the first quarter, 24% in the second quarter, 24% in the third quarter and 27% in the fourth quarter.
Working Capital
We generally meet our funding requirements with internally generated funds supplemented from time to time with public debt and commercial paper offerings. For more information on our working capital needs, see “Management's Discussion and Analysis of Operations and Financial Condition—Liquidity and Capital Resources,” beginning on page 45, which section is incorporated herein by reference.
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
U.S. trading rights and privileges are exchange-specific. Trading on our open outcry trading floors is conducted exclusively by our members. Membership on one of our U.S. futures exchanges also enables a customer to trade specific products at reduced rates and lower fees. Under the terms of the organizational documents of our U.S. exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. In 2014, 80% of our contract volume was conducted by our members.
The majority of clearing and transaction fees received from clearing firms represents charges for trades executed and cleared on behalf of their customers. One firm represented 12% of our clearing and transaction fees revenue for 2014. In the event a clearing firm were to withdraw, our experience indicates that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange.

Competition
The industry in which we operate is highly competitive and we expect competition to continue to intensify, especially in light of changes in the financial services industry driven by regulatory reforms such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), EMIR,  Markets in Financial Instruments Directive II (MiFID II), Capital Requirements Directive IV (CRD IV), Market Abuse Directive, Basel III, and various other laws and regulations.

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
We believe that we compete favorably with respect to these factors. Our deep, liquid markets; diverse product offerings; rate and quality of new product development; and efficient, secure settlement, clearing and support services, distinguish us from others in the industry. We believe that in order to maintain our competitive position, we must continue to expand globally; develop new and innovative products; enhance our technology infrastructure, including its reliability and functionality; maintain liquidity and low transaction costs, and implement customer protections designed to ensure the integrity of our market and the confidence of our customers.
We compete in a large financial services trading, clearing and settlement marketplace globally. Our competitors include, among other entities, exchanges such as Intercontinental Exchange, Inc. (ICE); the Hong Kong Exchanges and Clearing Limited; and Deutsche Börse AG. Competition in our industry continues to be dynamic and recent developments and alliances may result in a growing number of well-capitalized trading service providers that compete with all or a portion of our business. For example, the development of swap execution facilities and the mandated trading and/or clearing requirement for certain cleared swaps and privately negotiated products may lead to the creation of platforms that promote competitive substitutes for our exchange-traded and privately negotiated products.
Additionally, we face competition from substitute markets. These substitutes can take the form of swaps contracts identical or similar to our listed futures contracts, or risk-similar products on spot and cash markets, securities exchanges, exchange traded funds and other instruments, and other venues and mechanisms that can serve to offset economic risks.
Competition in our Transaction Processing Business
In addition, we face a number of competitors in our transaction processing and other business services. In the past few years, there has been increased competition in the provision of clearing services and we expect competition to continue to increase in connection with the continued implementation of and compliance with Dodd-Frank.
Our competitors in the clearing services space include, among others, companies such as ICE, LCH.SwapClear, the Options Clearing Corporation, Depository Trust & Clearing Corporation and Deutsche Börse AG. In light of the implementation of Dodd-Frank's clearing mandate and other reforms of the financial services industry, we believe that other exchanges and infrastructure providers also may undertake to provide clearing services.
We believe competition in the transaction processing and business services market is based on, among other things, the value of providing customers with capital efficiencies; quality and reliability of the services; creditworthiness of the clearing house; timely delivery of the services; reputation; offering breadth; confidentiality of positions and information security protective measures; and the fees charged for the services provided.

Competition in our Market Data Business
Technology companies, market data and information vendors and front-end software vendors also represent actual and potential competitors because they have their own substantial market data distribution capabilities which could serve as alternative means for receiving open market data feeds instead of connecting directly to our exchange.  Distributors and consumers of our market data may also use our market data as an input into a product that competes against one of our traded or cleared products.  Although we may receive license fees for such products, such fees may not offset the impact of any loss in revenue from our comparable product.
Regulatory Matters
We are primarily subject to the jurisdiction of the regulatory agencies in the United States, the United Kingdom and the European Union. We also are subject to varying levels of regulation by foreign jurisdictions that permit our exchanges and other businesses to offer our products and services to their citizens.
Please also refer to the discussion below and in the “Risk Factors” section beginning on page 14 for a description of regulatory and legislative risks and uncertainties.
Regulation in the United States
Our operation of U.S. futures exchanges and our U.S. clearing house is subject to extensive regulation by the CFTC which requires that our regulated subsidiaries satisfy the requirements of certain core principles relating to the operation and oversight of our markets and our clearing house. The CFTC carries out the regulation of the futures markets and clearing houses in accordance with the provisions of the Commodity Exchange Act as amended by, among others, the Commodity Futures Modernization Act and Dodd-Frank. The CFTC is subject to reauthorization every five years. Following the enactment of Dodd-Frank, the CFTC has moved from a principles-based to a more prescriptive regulatory approach over most aspects of our trading and clearing operations.
Over the past four years, a number of regulations implementing Dodd-Frank were finalized, including rules relating to the implementation of mandatory clearing of certain over-the-counter derivatives, swap reporting, operation of a clearing house, anti-manipulation, large trader reporting, product definitions, the definition of an agricultural commodity and certain provisions of the rules applicable to designated contract markets, swap execution facilities and swap data repositories. We continue to believe the new regulations provide opportunities for our business which we continue to explore. However, portions of Dodd-Frank remain subject to further rulemaking, and such final regulations could include provisions that negatively impact our business.
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
Regulation in the United Kingdom and the European Union
In the United Kingdom, the government approved a re-organization of its regulatory framework under which the Financial Services Authority was dissolved and its oversight responsibilities were transitioned in 2013 primarily to the Bank of England and the FCA. As a result, in the United Kingdom our operations are subject to multiple regulators: the Bank of England; the FCA and ESMA. CME Clearing (our U.S. clearing house) is subject to certain conditions and reporting obligations as a result of its recognition by ESMA. The European Union also is undergoing similar change, establishing multiple supervisory authorities for financial services, including ESMA. Multiple directives and regulations such as MiFID II and changes to the Markets in Financial Instruments Regulation (MiFIR); the Capital Requirements Regulations IV and the Market Abuse Directive, have been proposed with provisions similar to those contained in Dodd-Frank.
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

•
The criteria necessary to be deemed a qualifying central counterparty (QCCP). A failure of our U.S. clearing house to be deemed a QCCP by banking regulators in the United States, European Union or otherwise may result in our clearing members and customers being subject to more stringent capital requirements thus creating a disincentive to use our markets.

•	The potential impact of MiFID II and MiFIR on non-E.U. clearing houses with customers based in Europe.

•
The potential elimination of the 60/40 tax treatment of certain of our futures and options contracts, which would impose a significant increase in tax rates applicable to certain market participants, and could result in a decrease in their trading activity.

•
The implementation of a transaction tax or user fee in the United States or European Union which could discourage institutions and individuals from using our markets or products or encourage them to trade in another less costly jurisdiction.

•	The implementation of measures to further protect customer funds at the futures commission merchant level, and to ensure confidence in the derivatives markets.

•	The potential for further regulation stemming from industry performance disruptions and residual concerns around electronic trading activity and, in particular, "high frequency trading."

•
The implementation of legislation in the European Union impacting how benchmark index prices are formed, including new requirements for price submitters, price aggregators and markets that list contracts that reference index prices.

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

Employees
As of December 31, 2014, we had approximately 2,680 employees. We consider relations with our employees to be good.
Senior Leadership Team and Executive Officers
Set forth below is the company's Senior Leadership Team, including those individuals designated executive officers of the company, as of the date of this filing.
Terrence A. Duffy, 56. Mr. Duffy has served as our Executive Chairman and President since May 2012. Mr. Duffy previously served as our Executive Chairman from 2006 and has been a member of our board of directors since 1995. He also served as President of TDA Trading, Inc. from 1981 to 2002 and has been a member of our CME exchange since 1981. Mr. Duffy has been designated as an executive officer.
Phupinder S. Gill, 54. Mr. Gill has served as our Chief Executive Officer and a member of our board of directors since May 2012. Previously, he served as our President from 2007 to May 2012. Mr. Gill joined us in 1988 and since then has held various positions of increasing responsibility within the organization, including President and Chief Operating Officer, and Managing Director and President of CME Clearing and GFX Corporation. Mr. Gill has been designated as an executive officer. Mr. Gill also serves as a director of First Midwest Bancorp. Inc.
Kathleen M. Cronin, 51. Ms. Cronin has served as our Senior Managing Director, General Counsel and Corporate Secretary since 2003. Previously she served as Corporate Secretary and Acting General Counsel from 2002 through 2003. Prior to joining us, Ms. Cronin was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom LLP from 1989 through 1995 and from 1997 through 2002. Ms. Cronin has been designated as an executive officer. Ms. Cronin also serves as a director of Kemper Corporation.

Sunil Cutinho, 43. Mr. Cutinho has served as President of CME Clearing since September 2014. He joined CME Group in 2002 and since then has held various positions of increasing responsibility within the organization and, most recently served as Managing Director, Deputy Head of CME Clearing from April 2014 through September 2014. Mr. Cutinho has been designated as an executive officer.
Bryan T. Durkin, 54. Mr. Durkin has served as our Senior Managing Director, Chief Commercial Officer since September 2014. He previously served as our Chief Operating Officer since 2007 and also held the title of Managing Director, Products and Services from 2010 to July 2012. Mr. Durkin joined us in connection with the CBOT merger and he previously held a variety of leadership roles with CBOT from 1982 to 2007, most recently as Executive Vice President and Chief Operating Officer. Mr. Durkin also serves as our representative on the board of Bursa Malaysia Derivatives Berhad. Mr. Durkin has been designated as an executive officer.
Jill Harley, 52. Ms. Harley has served as our Managing Director and Chief Accounting Officer on an interim basis since May 2014. Ms. Harley most recently served as our Managing Director, Corporate Finance Services from 2010. She served in the role of Chief Accounting Officer from 2008 to 2010 and, prior to our merger with CBOT Holdings, Ms. Harley served as the Chief Accounting Officer for CBOT Holdings and CBOT from 2004 to 2007. Ms. Harley is a registered certified public accountant. Ms. Harley has been designated as an executive officer.
Julie Holzrichter, 46. Ms. Holzrichter has served as our Senior Managing Director, Chief Operating Officer since September 2014. She previously served as our Senior Managing Director, Global Operations from 2007. Ms. Holzrichter rejoined us in 2006 as our Managing Director, CME Globex Services and Technology Integration. Ms. Holzrichter previously held positions of increasing responsibility in our organization from 1986 to 2003 in trading operations. Ms. Holzrichter has been designated as an executive officer.
William Knottenbelt, 54. Mr. Knottenbelt has served as Senior Managing Director, International since September 2014. He previously served as Senior Managing Director, Europe, Middle East and Africa (EMEA) since February 2014. Previously, Mr. Knottenbelt served as Managing Director, EMEA since joining the company in 2011. Prior to joining CME Group, Mr. Knottenbelt most recently served as Global Head of Futures for the Royal Bank of Scotland (RBS) where he built out the global reach and product offering of RBS futures.
Kevin Kometer, 50. Mr. Kometer has served as Senior Managing Director and Chief Information Officer since 2008. He previously served as Managing Director and Deputy Chief Information Officer from 2007 to 2008. Since joining the company most recently in 1998, he has held senior leadership positions in the Technology Division, including Managing Director, Trading Execution Systems and Director, Advanced Technology. Mr. Kometer was also with the company from 1994 to 1996. Mr. Kometer has been designated as an executive officer.
Hilda Harris Piell, 48. Ms. Piell has served as Senior Managing Director and Chief Human Resources Officer since 2007. Previously she served as Managing Director and Senior Associate General Counsel, as Director and Associate General Counsel and as Associate Director and Assistant General Counsel since joining us in 2000. Ms. Piell has been designated as an executive officer.
John W. Pietrowicz, 50. Mr. Pietrowicz has served as our Chief Financial Officer since December 2014. Previously, Mr. Pietrowicz served as our Senior Managing Director, Business Development and Corporate Finance since 2010. Mr. Pietrowicz joined us in 2003 and since then has held various positions of increasing responsibility, including his most recent position of Senior Managing Director, Business Development and Corporate Finance since 2010 and Managing Director and Deputy Chief Financial Officer from 2009 to 2010 and Managing Director, Corporate Finance and Treasury from 2006 to 2009. Mr. Pietrowicz has been designated as an executive officer. In connection with our investments, Mr. Pietrowicz also serves as a director of Bolsa Mexicana de Valores, S.A.B. de C.V. and of S&P/Dow Jones Indices LLC.
Linda Rich, 51. Ms. Rich has served as our Senior Managing Director, Government Relations and Legislative Affairs since April 2012. Prior to assuming her current role, Ms. Rich served as Managing Director, Government Relations and Legislative Affairs since joining us in 2010. Before joining the company, Ms. Rich served as Senior Vice President, Government Relations for NYSE Euronext. Her background also includes serving as senior counsel to the U.S. House of Representatives Committee on Financial Services and as counsel to the U.S. House of Representatives Committee on Commerce.
Derek Sammann, 46. Mr. Sammann has served as our Senior Managing Director, Commodities and Options Products since September 2014. He previously served as our Senior Managing Director, Financial Products and Services since 2009 and Global Head of Foreign Exchange Products since joining us in 2006. Prior to joining us, Mr. Sammann served as Managing Director, Global Head of FX Options and Structured Products at Calyon Corporate and Investment Bank in London from 1997 to 2006. Mr. Sammann has been designated as an executive officer.

Kimberly S. Taylor, 53. Ms. Taylor has served as our President, Global Operations, Technology & Risk since September 2014. She previously served as President, CME Clearing since 2004 and as Managing Director, Risk Management in the Clearing House Division from 1998 to 2003. Ms. Taylor has held a variety of positions in the clearing house, including Vice President and Senior Director. She joined us in 1989.  Ms. Taylor has been designated as an executive officer.
Sean Tully, 51. Mr. Tully has served as Senior Managing Director, Financial and OTC Products of CME Group since September 2014. He previously served as Senior Managing Director, Interest Rates and OTC Products since February 2014. Previously, he served as Managing Director, Interest Rate and OTC Products since October 2013 and as our Managing Director, Interest Products since joining us in 2011. Before joining the company, Mr. Tully most recently served as Managing Director, Global Head of Fixed Income Trading at WestLB in London. Mr. Tully has been designated as an executive officer.
Julie Winkler, 40. Ms. Winkler has served as Senior Managing Director, Research and Product Development and Index Services of CME Group since 2014. She previously served as Senior Managing Director, Research and Product Development of CME Group since February 2014. Previously, she served as Managing Director, Research and Product Development since 2007. Prior to our merger with CBOT Holdings, Ms. Winkler held positions of increasing responsibility for CBOT Holdings since 1996.
Robert Zagotta, 50. Mr. Zagotta has served as Senior Managing Director, Strategy & Execution since September 2014. He previously served as Senior Managing Director, Products and Services of CME Group since July 2012. Prior to joining the company, Mr. Zagotta most recently served as Executive Vice President, Business Strategy and Execution for Project Leadership Associates (PLA) from 2007 to July 2012, where he worked with CME Group on a number of strategic consulting assignments. Before joining PLA, Mr. Zagotta was CEO and Co-Founder of Fourth Floor Consulting, which was acquired by PLA, and a Senior Manager at PricewaterhouseCoopers. Mr. Zagotta has been designated as an executive officer.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
We track trading volume based on the country of origin of the transaction as disclosed to us by the customer. During 2014, 2013 and 2012, we estimate that approximately 24%, 22% and 21% of our electronic trading volume, respectively, were reported to us as originating from outside the United States.
AVAILABLE INFORMATION
Our website is www.cmegroup.com. Information made available on our website does not constitute part of this document. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. Our corporate governance materials, including our Corporate Governance Principles, Director Conflict of Interest Policy, Board of Directors Code of Ethics, Categorical Independence Standards, Employee Code of Conduct and the charters for all the standing committees of our board, also may be found on our website. Copies of these materials also are available to shareholders free of charge upon written request to Shareholder Relations, Attention Ms. Beth Hausoul, CME Group Inc., 20 South Wacker Drive, Chicago, Illinois 60606.
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
Our revenue is substantially dependent on the contract volume in our markets. Our contract volume is directly affected by domestic and international factors that are beyond our control, including:

•	economic, political and geopolitical market conditions;

•	legislative and regulatory changes, including any direct or indirect restrictions on or increased costs associated with trading in our markets;

•	broad trends in the industry and financial markets;

•	changes in price levels, contract volumes and volatility in the derivatives markets and in underlying equity, foreign exchange, interest rate and commodity markets;

•	shifts in global or regional demand or supply in commodities underlying our products;

•	competition;

•	changes in government monetary policies, especially central bank decisions related to quantitative easing;

•	availability of capital to our market participants and their appetite for risk-taking;

•	levels of assets under management;

•	volatile weather patterns, droughts, natural disasters and other catastrophes;

•	pandemics affecting our customer base or our ability to operate our markets; and

•	consolidation in our customer base and within our industry.
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
We are primarily subject to the jurisdiction of the regulatory agencies in the United States, the United Kingdom and the European Union. We also are subject to varying levels of regulation by foreign jurisdictions that permit our exchanges to offer our products and services to their citizens.
Due to the global financial crisis that began in 2008, the United States and numerous other governments have undertaken reviews of the existing legal framework governing financial markets and have either passed new laws and regulations, or are in the process of debating or enacting new laws and regulations that will impact our business. While certain of these changes may have a positive impact on our business, some of these changes could adversely affect our business, including areas of regulatory focus discussed under "Item 1 – Business – Regulatory Matters" beginning on page 11. Compliance with regulations may require us and our customers to dedicate significant financial and operational resources that could result in some participants leaving our markets or decreasing their trading activity, which would negatively affect our profitability. We have incurred and expect to continue to incur significant additional costs to comply with the extensive regulations that apply to our business. To the extent the regulatory environment following the implementation of Dodd-Frank and other financial reform regulations is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.
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
Please see "Item 1 – Business – Competition" beginning on page 10 for additional information on the competitive environment and its potential impact on our business.
Our contract volume, and consequently our revenues and profits, would be adversely affected if we are unable to retain our current customers or attract new customers.
The success of our business depends, in part, on our ability to maintain and increase our contract volume. To do so, we must maintain and expand our product offerings, our customer base and our trade execution and clearing facilities. Our success also depends on our ability to offer competitive prices and services in an increasingly price-sensitive business. For example, in recent years, some of our competitors have engaged in aggressive pricing strategies, such as lowering the fees that they charge for taking liquidity and increasing liquidity payments or rebates. We cannot provide assurances that we will be able to continue to expand our product lines, that we will be able to retain our current customers or attract new customers or that we will not be required to modify our pricing structure to compete effectively. Changes in our pricing structure may result in a decrease in our profit margin. We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 12% of our clearing and transaction fees revenue for 2014. Should a clearing firm withdraw, our experience indicates that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. However, there is the possibility we would lose a portion of the customer business. Additionally, from time to time, certain customers may represent a significant portion of the open interest in our individual product lines or contracts. If we fail to maintain our contract volume; expand our product offerings or execution facilities; or lose a substantial number of our current customers, or a subset of customers representing a significant percentage of contract volume in a particular product line; or are unable to attract new customers, our business and revenues will be adversely affected. Furthermore, declines in contract volume due to loss of customers may negatively impact market liquidity, which could lead to further loss of contract volume.
As a financial services provider, we are subject to significant litigation risk and potential commodity and securities law liability.
Many aspects of our business involve substantial litigation risks. While we generally are protected by our rules limiting liability for system failures and certain forms of negligence and by statutory limits on private causes of actions in cases where we have not behaved in bad faith, we could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated and/or direct actions brought by the SEC and the CFTC. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction, that we provided materially false or misleading statements in connection with a transaction or that we failed to effectively fulfill our regulatory oversight responsibilities. Dissatisfied customers frequently make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We may become subject to these claims as a result of failures or malfunctions of our systems and services we provide. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us could have a material adverse effect on our business and our reputation.
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
We regard the secure transmission of confidential information and the ability to continuously transact and clear on our electronic trading platforms as critical elements of our operations. Our networks and those of our third-party service providers and our customers may be vulnerable to unauthorized access, fraud, computer viruses, denial of service attacks, terrorism, firewall or encryption failures and other security problems. Groups have targeted the financial services industry and our role in the global marketplace places us at greater risk than other public companies for a cyber attack and other information security risks. From time to time, we experienced cyber security events including malware infections, phishing, web attacks and other information technology incidents that are typical for a financial services company of our size. Additionally, in 2013, we were the victim of a cyber intrusion. Although we maintain sophisticated systems, teams and processes to prevent such incidents, and took significant actions to address this incident, we learned that certain customer information was compromised. We incurred expenses of $16.0 million related to our response to the 2013 event. Any future alleged incidents could result in substantial costs and liability to us and diversions of our resources, may distract the attention of management from the ongoing operation of our business and could result in regulatory penalties or the imposition of burdensome obligations by the regulators.
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
We may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations. It is impossible to accurately predict the likelihood or impact of any terrorist attack on the derivatives industry generally or on our business. While we have implemented significant physical security protection measures, business continuity plans and established backup sites, in the event of an attack or a threat of an attack, these security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Such attack may result in the closure of our trading and clearing facilities or render our backup data and recovery systems inoperable. Damage to our facilities due to terrorist attacks may be significantly in excess of any amount of insurance received, or we may not be able to insure against such damage at a reasonable price or at all. The threat of terrorist attacks may also negatively affect our ability to attract and retain employees. Any of these events could have a material adverse effect on our business, financial condition and operating results.

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
If we do not successfully enhance our electronic trading systems, if we are unable to develop them to include other products and markets or if they do not have the required functionality, performance, capacity, reliability and speed desired by our customers, our ability to successfully compete and our revenues and profits will be adversely affected.
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
We cannot assure you that we will not experience systems failures from power or telecommunications failure, acts of God, war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, acts of vandalism or similar occurrences. If any of our systems do not operate properly, are compromised or are disabled, including as a result of system failure, employee or customer error or misuse of our systems, we could suffer financial loss, liability to customers, regulatory intervention or reputational damage that could affect demand by current and potential users of our market.

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
As part of our growth initiatives, we have expanded our clearing services to swaps in addition to standard futures and options on futures products. The process for setting margins and establishing other financial safeguards for cleared swaps differs from our historical practices. Although we believe that we have carefully analyzed the process for setting margins and establishing financial safeguards for cleared swaps, there is no guarantee that our procedures will adequately protect the clearing house in the event of a clearing member default during extreme market conditions.

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
We sell our market data to individuals, trading institutions and other organizations that use our information services to participate in our markets and/or monitor general economic conditions. Revenues from our market data and information services represented 11% of our total revenues, during both the years ended December 31, 2014 and 2013. A decrease in overall contract volume may lead to a decreased demand for our market data. For example, in both 2014 and 2013, we experienced a decrease in the average number of market data devices due to the continued economic uncertainty, continued high unemployment levels in the financial services sector and aggressive cost cutting initiatives at customer firms and the continued impact of legacy incentive programs tied to trading terminals. In 2014, we implemented a series of policy changes and price increases effective over 2014 and 2015. We cannot guarantee that the changes or increased cost to our customers will not result in a reduction of the total number of paid subscriptions as users review their business needs for our services.
We may have difficulty executing our growth strategy and maintaining our growth effectively.
We continue to focus on strategic initiatives to grow our business, including our efforts to serve the over-the-counter markets and to distribute our products and services on a global basis. There is no guarantee that our efforts will be successful. Continued growth will require additional investment in personnel, facilities, information technology infrastructure and financial and management systems and controls and may place a significant strain on our management and resources. For example, if we encounter limited resources, we may be required to increase our expenses to obtain the necessary resources, defer existing initiatives or not pursue certain opportunities. We may not be successful in implementing all of the processes that are necessary to support our growth organically or, as described below, through acquisitions, other investments or strategic alliances. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with our growth, our future profitability could be adversely affected, and we may have to incur significant expenditures to address the additional operational and control requirements as a result of our growth.
There is no guarantee that our cleared swaps initiatives will be successful.
Our goal is to provide a comprehensive multi-asset class clearing solution to the marketplace for maximum operational ease and the capital efficiency that comes with connecting to our clearing houses. We offer clearing services for cleared swaps, including interest rate, credit default, foreign exchange and commodity swaps. Our strategy also includes extending our services into other asset classes, as well as enhancing our CME ClearPort functionality to support additional products. While we believe the implementation of Dodd-Frank creates new opportunities for us to expand our offerings, the current regulatory environment for trading and clearing these products remains uncertain. We cannot be certain that we will be able to operate profitably under the new legislation. Also, numerous capital changes and provisions in Basel III may result in uncleared, bilaterally executed derivatives being less expensive than cleared derivatives. In addition, a number of market participants and exchanges have developed competing platforms and products, including new swap execution facilities. We cannot be certain that we will be able to compete effectively or that our initiatives will be successful.
We intend to continue to explore acquisitions, other investments and strategic alliances. We may not be successful in identifying opportunities or in integrating the acquired businesses. Any such transaction may not produce the results we anticipate, which could adversely affect our business and our stock price.
We intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our business and grow our company. We may make acquisitions or investments or enter into strategic partnerships, joint ventures and other alliances. The market for such transactions is highly competitive, especially in light of the increasing consolidation in our industry. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance future transactions on terms favorable to us. To the extent the trend of consolidation in our industry continues, we may encounter increased difficulties in identifying growth opportunities. We may finance future transactions by issuing additional equity and/or debt. The issuance of additional equity in connection with any future transaction could be substantially dilutive to our existing shareholders. The issuance of additional debt could increase our leverage substantially. The process of integration also may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. To the extent we enter into joint ventures and alliances, we may experience difficulties in the development and expansion of the business of any newly formed ventures, in the exercise of influence over the activities of any ventures in which we do not have a controlling interest, as well as encounter potential conflicts with our joint venture or alliance partners. We may not realize the anticipated growth and other benefits from our growth initiatives and investments we have made or will make in the future, which may have an adverse impact on our financial condition and operating results. We also may be required to take an impairment charge in our financial statements relating to our acquisitions and/or investments, which could negatively affect our stock price.
Expansion of our global operations involves special challenges that we may not be able to meet, which could adversely affect our financial results.
We plan to continue to expand our global operations, including through CME Clearing Europe, CME Europe and our global repository services; directly placing order entry terminals with customers outside the United States; and by relying on distribution systems established by our current and future strategic alliance partners. We face certain risks inherent in doing business in international markets, particularly in the regulated derivatives exchange business. These risks include:

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
In the normal course of our business, we discuss matters with our regulators raised during regulatory examinations, or we may otherwise become subject to their inquiry and oversight. The CFTC has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke our designation as a contract market or the registration of any of our officers or employees who violate applicable laws or regulations. Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, review and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of alleged non-compliance with applicable laws or regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which could be significant. Any of these outcomes may adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to conduct our business. In 2013, the CFTC filed suit against NYMEX and two former employees alleging disclosure of confidential customer information in violation of the Commodity Exchange Act. Based on our review of the allegations, we believe that we have strong factual and legal defenses to the claim.
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
There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees and agents could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use or unauthorized disclosure of confidential information. Misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees and agents also may commit errors that could subject us to financial claims for negligence, as well as regulatory actions, or result in our voluntary assumption of financial liability.
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
Any infringement by us on patent rights of others could result in litigation and adversely affect our ability to continue to provide, or increase the cost of providing, our products and services.
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
As of December 31, 2014, we had approximately $2.1 billion of total indebtedness and we had excess borrowing capacity for general corporate purposes under our existing facilities of approximately $1.8 billion.
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
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our debt service obligations. In addition, the agreements governing our outstanding indebtedness do not significantly limit our ability to incur additional indebtedness, which could increase the risks described above to the extent that we incur additional debt. Our U.S. exchanges and clearing house also are required to maintain capital as defined by the CFTC.
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
Our operations of, and investments in, businesses outside of the United States could subject us to currency risk.
Since we conduct business outside of the United States, primarily in the United Kingdom, portions of our revenues and expenses are denominated in U.S. dollars and pounds sterling.  Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the other currencies may affect our operating income and the value of balance sheet items denominated in foreign currencies.

Additionally, we have invested in businesses outside of the United States, including our investment in BM&FBOVESPA which had a fair value of $410.8 million as of December 31, 2014.  A decrease in value of the currencies in the foreign jurisdictions where we have investments would decrease the value of our investments and may have a negative impact on our financial statements.
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
Thirteen of our board members own trading rights or are officers or directors of firms that own trading rights on our exchanges. As members, these individuals may have interests that differ from or conflict with those of shareholders who are not also members. Our dependence on the trading and clearing activities of our members, combined with their rights to elect directors, may enable them to exert substantial influence over the operation of our business.
Thirteen of our directors own or are officers or directors of firms that own trading rights on our exchanges. We are dependent on the revenues from the trading and clearing activities of our members. In 2014, 80% of our contract volume was derived from our members. This dependence may give them substantial influence over how we operate our business.
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
Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. Additionally, our Class B shareholders, who are members of our CME exchange, also are entitled to elect six directors to our board even if their Class A share ownership interest is very small or non-existent. In connection with these rights, our ability to take certain actions that we may deem to be in the best interests of the company and its shareholders, including actions relating to certain pricing decisions, may be limited by the rights of our members.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Our global headquarters are located in Chicago, Illinois, at 20 South Wacker Drive. The following is a description of our key locations and facilities. In January 2014, we sold our interests in the building we acquired with the acquisition of KCBT.

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
See “Legal and Regulatory Matters” in Note 13. Contingencies to the Consolidated Financial Statements beginning on page 77 for CME Group’s legal proceedings disclosure which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Class A Common Stock
Our Class A common stock is currently listed on NASDAQ under the ticker symbol “CME.” As of February 11, 2015, there were approximately 2,940 holders of record of our Class A common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on a quarterly basis, as reported on NASDAQ.

2014	High	Low	2013	High	Low
First Quarter	$79.20	$72.34	First Quarter	$63.14	$51.34
Second Quarter	72.66	66.95	Second Quarter	77.28	58.53
Third Quarter	82.96	70.13	Third Quarter	77.61	70.47
Fourth Quarter	92.91	78.26	Fourth Quarter	84.64	72.04
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
Class B shares and the associated trading rights are bought and sold or leased through our shareholder relations and membership services department. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be determined by the value of our Class A common stock. As of February 11, 2015, there were approximately 1,610 holders of record of our Class B common stock.
Dividends
The following table sets forth the dividends we paid on our Class A and Class B common stock in the last two years:

Record Date	Dividend per Share	Record Date	Dividend per Share
March 10, 2014	$0.47	March 8, 2013	$0.45
June 10, 2014	0.47	June 10, 2013	0.45
September 10, 2014	0.47	September 10, 2013	0.45
December 10, 2014	0.47	December 10, 2013	0.45
December 29, 2014	2.00	December 27, 2013	2.60
We intend to continue to pay a regular quarterly dividend to our shareholders according to our annual dividend policy, which remains at approximately 50% of the prior year's cash earnings. The decision to declare a dividend and the amount of the dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. On February 4, 2015, the board of directors declared a regular quarterly dividend of $0.50 per share. The dividend will be payable on March 25, 2015, to shareholders of record on March 10, 2015. Assuming no changes in the number of shares outstanding, the total first quarter dividend payment will be approximately $168.0 million. The board of directors also declared an additional, annual variable dividend of $2.00 per share on December 10, 2014, paid on January 13, 2015, to the shareholders of record on December 29, 2014. In general, the amount of the annual variable dividend will be determined at the end of each year, and the level will increase or decrease from year to year based on operating results, potential merger and acquisition activity, and other forms of capital return including regular dividends and share buybacks during the prior year.
The indentures governing our fixed rate notes, our 364-day clearing house credit facility for $7.0 billion and our $1.8 billion multi-currency revolving senior credit facility do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company, which could indirectly affect the ability to pay dividends.
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
PERFORMANCE GRAPH
The following graph and table compares the cumulative five-year total return provided shareholders on our Class A common stock relative to the cumulative total returns of the S&P 500 index and our customized peer group. The peer group includes CBOE Holdings, Inc., IntercontinentalExchange Group, Inc. and The Nasdaq OMX Group Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer group and the S&P 500 index on December 31, 2009, and its relative performance is tracked through December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CME Group Inc., the S&P 500 Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
CME Group Inc.
S&P 500
Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	2010	2011	2012	2013	2014
CME Group Inc.	$97.27	$75.21	$83.72	$137.31	$162.46
S&P 500	115.06	117.49	136.30	180.44	205.14
Peer Group	110.69	113.99	120.21	212.30	225.37

Unregistered Sales of Equity Securities

During the past three years there have not been any unregistered sales by the company of equity securities.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31	25	$79.85	—	$—
November 1 to November 30	381	85.77	—	—
December 1 to December 31	6,081	87.22	—	—
Total	6,487		—
 _______________

(1)	Shares purchased consist of an aggregate of 6,487 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA
On March 18, 2010, the Board of Trade of the City of Chicago, Inc. (CBOT) acquired a 90% ownership interest in CME Group Index Services LLC (Index Services), a business venture with Dow Jones & Company (Dow Jones). In June 2012, the company contributed certain Dow Jones Index assets and liabilities (DJI asset group) owned by Index Services to S&P/Dow Jones Indices LLC (S&P/DJI), a new business venture with The McGraw-Hill Companies Inc. (McGraw) and acquired a 24.4% interest in S&P/DJI. As part of the transaction with McGraw, the company also sold Credit Market Analysis Ltd. (CMA) to McGraw. CBOT acquired The Board of Trade of Kansas City, Missouri, Inc. (KCBT), on November 30, 2012. In April 2013, the company acquired the remaining 10% non-controlling interest in Index Services. As a result of the purchase of the non-controlling interest, the company's interest in S&P/DJI increased to 27%.
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

	Year Ended or At December 31
(in millions, except per share data)	2014	2013	2012	2011	2010
Income Statement Data:
Total revenues	$3,112.5	$2,936.3	$2,914.6	$3,280.6	$3,003.7
Operating income	1,768.4	1,637.0	1,692.0	2,021.1	1,831.1
Non-operating income (expense)	3.0	(36.0)	1.4	(84.6)	(109.2)
Income before income taxes	1,771.4	1,601.0	1,693.4	1,936.5	1,721.9
Net income attributable to CME Group	1,127.1	976.8	896.3	1,812.3	951.4
Earnings per common share attributable to CME Group:
Basic	$3.37	$2.94	$2.71	$5.45	$2.87
Diluted	3.35	2.92	2.70	5.43	2.86
Cash dividends per share	3.88	4.40	3.70	1.12	0.92
Balance Sheet Data:
Total assets	$72,241.5	$54,277.8	$38,863.2	$40,758.7	$35,046.1
Short-term debt	—	749.9	749.7	—	420.5
Long-term debt	2,107.9	2,107.2	2,106.8	2,106.8	2,104.8
CME Group Shareholders’ equity	20,923.5	21,154.8	21,419.1	21,552.0	20,060.1

The following table presents key statistical information on the volume of contracts traded, expressed in round turn trades, and notional value of contracts traded. Average daily volume for KCBT products is included in volume data beginning January 1, 2013. All amounts exclude our TRAKRS, credit default swaps, interest rate swaps, CMECE and CME Europe contracts.

	Year Ended or At December 31
(in thousands, except notional value)	2014	2013	2012	2011	2010
Average Daily Volume:
Product Lines:
Interest rate	7,009	5,903	4,834	6,030	5,449
Equity	2,764	2,642	2,560	3,238	2,907
Foreign exchange	803	886	845	922	919
Agricultural commodity (1)	1,120	1,053	1,140	1,087	914
Energy	1,630	1,676	1,692	1,775	1,662
Metal	337	386	352	387	316
Total Average Daily Volume	13,663	12,546	11,423	13,439	12,167
Method of Trade:
Electronic	11,805	10,826	9,739	11,350	10,120
Open outcry	1,176	1,040	1,045	1,398	1,402
Privately negotiated (2)	682	680	639	691	645
Total Average Daily Volume	13,663	12,546	11,423	13,439	12,167
Other Data:
Total Notional Value (in trillions)	1,161	925	806	1,068	994
Total Contract Volume (round turn trades)	3,443,051	3,161,477	2,890,036	3,386,716	3,078,149
Open Interest at Year End (contracts)	93,644	83,726	69,894	78,318	84,873
(1) The agricultural commodity product line does not include the agricultural commodity contract volume for KCBT in 2012. The average daily volume for KCBT's agricultural commodity contracts was 16,100 during December 2012.
(2) Privately negotiated average daily volume includes both traditional block trades, off-exchange trades which were historically categorized as CME ClearPort (now executed as futures block trades), and Exchange for Related Positions (EFRPs).

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

•	Recent Accounting Pronouncements: Includes an evaluation of recent accounting pronouncements and the potential impact of their future adoption on our financial results.

•	Results of Operations: Includes an analysis of our 2014, 2013 and 2012 financial results and a discussion of any known events or trends which are likely to impact future results.

•	Liquidity and Capital Resources: Includes a discussion of our future cash requirements, capital resources, significant planned expenditures and financing arrangements.
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
In June 2012, CBOT contributed certain assets and liabilities (DJI asset group) owned by Index Services to S&P/Dow Jones Indices LLC (S&P/DJI), a new business venture with The McGraw-Hill Companies Inc. (McGraw). In addition, Credit Market Analysis Ltd. (CMA) was sold to McGraw as part of this transaction. The discussion and analysis that follows excludes the assets and liabilities disposed of as part of this transaction with McGraw beginning June 30, 2012.
In November 2012, CBOT acquired The Board of Trade of Kansas City, Missouri, Inc. (KCBT), including its wholly-owned clearing house, Kansas City Board of Trade Clearing Corporation (KCBTCC) and its 51% controlling interest in Board of Trade Investment Company (BOTIC). The discussion and analysis that follows includes the financial results of KCBT beginning November 30, 2012.
References in this discussion and analysis to “we” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), CBOT, New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX), CME Clearing Europe Limited (CMECE) and CME Europe Limited (CME Europe), collectively, unless otherwise noted.
OVERVIEW
Business Overview
CME Group, a Delaware stock corporation, is the holding company for CME, CBOT, NYMEX, COMEX and their respective subsidiaries as well as CMECE and CME Europe. The holding company structure is designed to provide strategic and operational flexibility. CME Group's Class A common stock is listed on the NASDAQ Global Select Market (NASDAQ) under the ticker symbol “CME.”
Our exchange consists of designated contract markets for the trading of futures and options on futures contracts. We also clear futures, options on futures and swaps contracts through our two clearing organizations: CME Clearing, which is a division of CME, and CMECE. Futures contracts, options on futures contracts and swaps contracts provide investors with vehicles for protecting against, and potentially profiting from, price changes in financial instruments and physical commodities.
We are a global exchange with customer access available virtually all over the world. Our customers consist of professional traders, financial institutions, individual and institutional investors, major corporations, manufacturers, producers and governments. Customers include both members of the exchange and non-members.
We offer our customers the opportunity to trade futures contracts and options on futures contracts on a range of products including those based on interest rates, equities, foreign exchange, agricultural commodities, energy and metals. We also clear swaps contracts on a range of products including those based on interest rates, credit default, foreign exchange, agricultural commodities, energy and metals.
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
Our clearing houses clear, settle and guarantee futures and options contracts traded through our exchange, in addition to cleared swaps products. Our clearing houses' performance guarantee is an important function of our business. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing houses as the counterparty to every transaction allows our customers to establish a position with one party and offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for collateral and margining efficiencies.
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
Competitive Environment. Our industry is competitive and we continue to encounter competition in all aspects of our business. We expect competition to continue to intensify, especially in light of recent regulatory reforms in the financial services industry. Competition is influenced by our reputation, the efficiency and security of our services, depth and liquidity of our markets, breadth of product offerings including rate and quality of new product development, our ability to position and expand upon existing products, transparency, reliability and anonymity of transaction processing, the regulatory environment, efficient and innovative technology and connectivity as well as transaction costs. We believe we are very well situated with respect to these factors. We now face competition from other futures, securities and securities option exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large market participants; swap execution facilities; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers, and others. As markets continue to evolve, we will continue to adapt our trading technology and clearing services to meet the needs of our customers.
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
Our futures exchanges and our U.S. clearing house are subject to extensive regulation by the Commodity Futures Trading Commission (CFTC), which carries out the regulation of the futures markets in accordance with the provisions of the Commodity Exchange Act, the Commodity Futures Modernization Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). Over the last four years, a number of regulations to implement Dodd-Frank were finalized. While we believe that the new regulations will provide opportunities for our business, the new regulations remain subject to additional rulemaking by various regulators. Our U.S. clearing house has been designated by the CFTC as a systemically important derivatives clearing organization, which imposes various new procedural and substantive requirements. Our U.S. swap data repository service and swap execution facility are also subject to the requirements of the Commodity Exchange Act and the regulations of the CFTC. We have incurred and expect to continue to incur significant additional costs to comply with the provisions of Dodd-Frank and any new regulations.
As a global company with operations and locations around the world, we are also subject to laws and regulations in foreign locations where we do business. The financial services industry in Europe has recently undergone regulatory reform and a re-organization of its regulatory framework. Our European operations are now overseen by several regulators, including the Bank of England, the Financial Conduct Authority (FCA) and the European Securities Market Authority (ESMA). We have incurred and expect to continue to incur significant additional costs to comply with the new regulations in Europe.

Business Strategy
Our strategy focuses on leveraging our benchmark products, enhancing our customer relations, expanding our customer base, advancing our clearing and trading technologies and deriving benefits from our integrated clearing houses as well as our scalable infrastructure. We focus specifically on opportunities created by increased market awareness and acceptance of derivatives, increased price volatility, technological advances and the increasing need for counterparty risk mitigation and clearing services. This strategy allows us to continue to develop into a more broadly diversified financial exchange that provides trading and clearing solutions across a wide range of products and asset classes. We believe that we can build on our competitive strengths by executing on the following initiatives:

•
Lead core business innovation by continuing to enhance our customer relations to allow us to further cross-sell our products, expand on the strength of our existing benchmark products, launch new products and deepen open interest in our core futures offerings;

•
Globalize our company and business by expanding and diversifying our customer base worldwide and offering customers around the world the most broadly diversified portfolio of benchmark products, increasing our presence in major international financial centers as well as partnering with leading exchanges around the world to make their products available on or through our CME Globex electronic trading platform. We have also extended our European presence through CMECE and CME Europe;

•
Expand our existing customer base and enhance our products and services offerings to meet their risk management needs by targeting cross asset sales, driving international sales and generating new client participation across the world;

•
Extend our capabilities and business in the swaps markets by providing a comprehensive multi-asset class clearing solution to the market for maximum operational ease and capital efficiency. We remain focused on new customer onboarding for swaps clearing services, expanding our cleared swaps product offerings and working with the buy- and sell-sides to meet their needs for real-time clearing, risk management and data reporting as market participants move from a compliance phase to an optimization phase; and

•
Establish ourselves as the leading exchange company provider of information products and index services and enhance our intellectual property portfolio. Our business venture with McGraw well positions us to serve global institutional and retail customers and allows us to continue to be innovative with product development and co-branding across asset classes.

Revenues
Clearing and transaction fees. A majority of our revenue is derived from clearing and transaction fees, which include electronic trading fees, surcharges for privately negotiated transactions and other volume-related charges for exchange-traded and cleared swaps contracts. Because clearing and transaction fees are assessed on a per-contract or notional value basis, revenues and profitability fluctuate with changes in contract volume. In addition to the business trends noted earlier, our contract volume, and consequently our revenues, tend to increase during periods of economic and geopolitical uncertainty as our customers seek to manage their exposure to, or speculate on, the market volatility resulting from that uncertainty.
While volume has the most significant impact on our clearing and transaction fees revenue, there are four other factors that also influence this source of revenues:

•	rate structure;

•	product mix;

•	venue, and

•	the percentage of trades executed by customers who are members compared with non-member customers.
Rate structure. Customers benefit from volume discounts and limits on fees as part of our effort to increase liquidity in certain products. We offer various incentive programs to promote trading and clearing in various products and geographic locations. We may periodically change fees, volume discounts, fee limits and member discounts, perhaps significantly, based on our review of operations and the business environment.
Product mix. We offer exchange-traded futures and options on futures contracts as well as cleared-only swap contracts on a wide-ranging set of products based on interest rates, equities, foreign exchange, agricultural commodities, energy, metals and credit default. Rates are varied by product in order to optimize revenue on existing products and to encourage contract volume upon introduction of new products.
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
Typically, customers submitting trades through our electronic platforms are charged fees for using the platforms in addition to the fees assessed on all transactions executed on our exchange. Customers entering into privately negotiated transactions also incur additional charges beyond the fees assessed on other transactions. Privately negotiated transactions include block trades, which are large transactions that are executed between selected parties off the public auction market on CME Globex or the trading floor. Privately negotiated transactions also include volume submitted through CME ClearPort.
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
Other revenues. Other revenues include fees for administrating our Interest Earning Facility (IEF) program, trade order routing through agreements from various strategic relationships and other services to members and clearing firms. We offer clearing firms the opportunity to invest cash performance bonds in our various IEF offerings. These clearing firms receive interest income, and we receive a fee based on total funds on deposit.
To further diversify the range of services we offer, we have entered into processing and development agreements with other exchanges and service organizations. For example, we have an agreement with BM&FBOVESPA S.A (BM&FBOVESPA) to develop a new multi-asset class electronic trading platform for their customers. We recognized revenue under this agreement as services were provided and when developed technology was delivered.
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
Expenses
The majority of our expenses do not vary directly with changes in our contract volume. However, licensing and other fee agreements can vary directly with certain equity contract and swap volumes as well as the majority of our employee bonuses vary directly with overall contract volume.
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

The bonus component of our compensation and benefits expense is based on our financial performance. Under the performance criteria of our annual incentive plans, the bonus funded under the plans is based on achieving certain financial performance targets established by the compensation committee of our board of directors. The compensation committee has discretion to make equitable adjustments to the cash earnings performance calculation to reflect effects of unplanned operating results or capital expenditures to meet intermediate- to long-term growth opportunities.
Stock-based compensation is a non-cash expense related to stock options, restricted stock and performance share grants. Stock-based compensation varies depending on the quantity and fair value of awards granted. The fair value of restricted stock awards and other performance share grants is based on either the share price on the date of the grant or a model of expected future stock prices. The fair value of options is derived using the Black-Scholes model with assumptions about our dividend yield, the expected volatility of our stock price based on an analysis of implied and historical volatility, the risk-free interest rate and the expected life of the options granted.
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
Other expenses. We incur amortization of intangible assets and additional ongoing expenses for communications, technology support services and various other activities necessary to support our operations.

•
Communications expense includes costs for network connections for our electronic platforms and some market data customers; telecommunications costs of our exchange, and fees paid for access to external market data. This expense may be impacted by growth in electronic contract volume, our capacity requirements and changes in the number of telecommunications hubs and connections which allow customers outside the United States to access our electronic platforms directly.

•
Technology support services expense consist of costs related to maintenance of the hardware and software required to support our technology. Our technology support services costs are driven by system capacity, functionality and redundancy requirements.

•
Amortization of purchased intangibles includes amortization of intangible assets obtained in our mergers with CBOT Holdings, Inc. and NYMEX Holdings, Inc. as well as other asset and business acquisitions. Intangible assets subject to amortization consist primarily of clearing firm, market data and other customer relationships.

•
Occupancy and building operations expense consists of costs related to leased and owned property including rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in Chicago, New York, the United Kingdom as well as other smaller offices located throughout the world.

•
Licensing and other fee agreements expense includes license fees paid as a result of contract volume in equity index products and royalty and broker rebates on energy and metals products as well as revenue sharing on cleared swaps contracts. This expense fluctuates with changes in contract volumes as well as changes in fee structures.

•
Other expenses include marketing and travel-related expenses as well as general and administrative costs. Marketing, advertising and public relations expense includes media, print and other advertising costs, as well as costs associated with our product promotion. Other expenses also include litigation and customer settlements, impairment charges on operating assets, gains and losses on disposals of operating assets, contingent consideration and foreign currency transaction gains and losses resulting from changes in exchange rates on certain foreign deposits.

Non-Operating Income and Expenses
Income and expenses incurred through activities outside of our core operations are considered non-operating. These activities include non-core investing and financing activities.

•
Investment income includes dividend income from our strategic equity investments; gains and losses on trading securities in our non-qualified deferred compensation plans; short-term investment of clearing firms' cash performance bonds and guaranty fund contributions as well as excess operating cash; and interest income and realized gains and losses from our marketable securities. Investment income is influenced by the amount of dividends distributed by our strategic investments, the availability of funds generated by operations, market interest rates and changes in the levels of cash performance bonds deposited by clearing firms.

•	Interest and other borrowing costs include charges associated with various short-term and long-term funding facilities, including commitment fees on line of credit agreements.

•	Equity in net earnings (losses) of unconsolidated subsidiaries includes income and losses from our investments in S&P/DJI, Dubai Mercantile Exchange and Bursa Malaysia Derivatives Berhad.

•	Other income (expense) includes the net gain related to the contribution of the DJI asset group and the sale of CMA as well as gains related to our former securities lending program.
CRITICAL ACCOUNTING POLICIES
The notes to our consolidated financial statements include disclosure of our significant accounting policies. In establishing these policies within the framework of accounting principles generally accepted in the United States, management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to the valuation of financial instruments, goodwill and intangible assets, revenue recognition, income taxes and internal use software costs.
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

•
Level 3—Inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability. Assets and liabilities carried at level 3 fair value generally include assets and liabilities with inputs that require management’s judgment.

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
We also review indefinite-lived intangible assets on an annual basis or more frequently when events and circumstances indicate that their carrying values may not be recoverable. Indefinite-lived intangible assets may be tested quantitatively for impairment by comparing their carrying values to their estimated fair values. Estimating the fair value of indefinite-lived intangible assets involves the use of valuation techniques that rely on significant estimates and assumptions. These estimates and assumptions may include forecasted revenue growth rates, forecasted allocations of expense and risk-adjusted discount rates. We base our fair value estimates on assumptions we believe to be reasonable given the information that is available to us at the time of our assessment; however, actual future results may differ significantly from those estimates. Similar to goodwill, under certain favorable circumstances, indefinite-lived intangible assets may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value. The qualitative assessment of indefinite-lived intangibles assets relies on significant assumptions about forecasts of revenue growth, operating margins and economic conditions as well as overall market and industry-specific trends.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard will become effective in the first annual period beginning after December 15, 2016. This guidance may be adopted using one of two transition methods, which we are still evaluating along with the impact of the new standard on our consolidated financial statements.
RESULTS OF OPERATIONS
Financial Highlights
The comparability of our operating results for the periods presented may be impacted by mergers, acquisitions and disposals of businesses and/or asset groups. Where material, these impacts are discussed in the analysis that follows.

The following summarizes significant changes in our financial performance for the years presented.

				Year-over-Year Change
(dollars in millions, except per share data)	2014	2013	2012	2014-2013	2013-2012
Total revenues	$3,112.5	$2,936.3	$2,914.6	6%	1%
Total expenses	1,344.1	1,299.3	1,222.6	3	6
Operating margin	57%	56%	58%
Non-operating income (expense)	$3.0	$(36.0)	$1.4	(108)	n.m.
Effective tax rate	36%	39%	46%
Net income attributable to CME Group	$1,127.1	$976.8	$896.3	15	9
Diluted earnings per common share attributable to CME Group	3.35	2.92	2.70	15	8
Cash flows from operating activities	1,291.4	1,280.5	1,219.7	1	5
n.m. not meaningful
Revenues

				Year-over-Year Change
(dollars in millions)	2014	2013	2012	2014-2013	2013-2012
Clearing and transaction fees	$2,616.3	$2,460.4	$2,371.5	6%	4%
Market data and information services	356.3	315.4	387.1	13	(19)
Access and communication fees	82.7	83.2	88.8	(1)	(6)
Other	57.2	77.3	67.2	(26)	15
Total Revenues	$3,112.5	$2,936.3	$2,914.6	6	1
Clearing and Transaction Fees
The following table summarizes our total contract volume, revenue and average rate per contract. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing house and certain cleared-only contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fees by total contract volume. Volume and average rate per contract disclosures exclude our TRAKRS, credit default swaps, interest rate swaps, CMECE and CME Europe contracts. Unless otherwise noted, the following tables also exclude volumes for KCBT prior to January 1, 2013.

				Year-over-Year Change
	2014	2013	2012	2014-2013	2013-2012
Total contract volume (in millions)	3,443.1	3,161.5	2,890.0	9%	9%
Clearing and transaction fees (in millions)	$2,556.7	$2,427.6	$2,365.6	5	3
Average rate per contract	0.743	0.768	0.819	(3)	(6)
We estimate the following increases (decreases) in clearing and transaction fees based on change in total contract volume and change in average rate per contract during 2014 compared with 2013, and during 2013 compared with 2012.

	Year-over-Year Change
(in millions)	2014-2013	2013-2012
Increases due to change in total contract volume	$209.1	$208.4
Decreases due to change in average rate per contract	(80.0)	(146.4)
Net increases in clearing and transaction fees	$129.1	$62.0
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

Clearing and transaction fees as presented on the consolidated statements of income include revenues for our cleared-only CME interest rate swap and CME credit default swap contracts. In 2014, 2013 and 2012, clearing and transaction fees generated from these contracts was $59.5 million, $32.3 million and $6.1 million, respectively. The increase in revenue was largely attributable to increases in CME interest rate swap contract volume resulting from the over-the-counter clearing mandate required to be implemented in 2013 by the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Contract Volume
The following table summarizes average daily contract volume. Contract volume can be influenced by many factors, including political and economic factors, the regulatory environment and market competition.

				Year-over-Year Change
(amounts in thousands)	2014	2013	2012	2014-2013	2013-2012
Average Daily Volume by Product Line:
Interest rate	7,009	5,903	4,834	19%	22%
Equity	2,764	2,642	2,560	5	3
Foreign exchange	803	886	845	(9)	5
Agricultural commodity (1)	1,120	1,053	1,140	6	(8)
Energy	1,630	1,676	1,692	(3)	(1)
Metal	337	386	352	(13)	10
Aggregate average daily volume	13,663	12,546	11,423	9	10

Average Daily Volume by Venue:
Electronic	11,805	10,826	9,739	9	11
Open outcry	1,176	1,040	1,045	13	—
Privately negotiated (2)	682	680	639	—	6
Aggregate average daily volume	13,663	12,546	11,423	9	10
(1) The agricultural commodity product line does not include the agricultural commodity contract volume for KCBT in 2012. The average daily volume for KCBT's agricultural commodity contracts was 16,100 during December 2012.
(2) Privately negotiated average daily volume includes both traditional block trades, off-exchange trades which were historically categorized as CME ClearPort (now executed as futures block trades), and Exchange for Related Positions (EFRPs).
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar front 8 contracts include contracts expiring within two years. Eurodollar back 32 contracts include contracts expiring within three to ten years.

				Year-over-Year Change
(amounts in thousands)	2014	2013	2012	2014-2013	2013-2012
Eurodollar futures and options:
Front 8 futures	1,580	1,159	1,099	36%	5%
Back 32 futures	1,052	885	579	19	53
Options	860	595	551	44	8
U.S. Treasury futures and options:
10-Year	1,704	1,619	1,255	5	29
5-Year	884	791	567	12	39
Treasury bond	426	457	427	(7)	7
2-Year	295	237	230	24	3
Overall interest rate volumes increased in 2014 when compared with 2013 due to an increase in volumes for U.S. Treasury contracts and Eurodollar futures and options contracts, particularly with short-term contracts. We believe the growth was a result of increased volatility driven by changing expectations regarding near-term Federal Reserve actions. In addition, we believe the growth in Eurodollar options volume was attributable to increased sales efforts. Despite overall increases in interest rate volumes, Treasury bond volumes decreased in 2014 compared with 2013. U.S. Treasury volumes were high in the first half of 2013 due to short periods of high volatility created by the Federal Reserve's activities with respect to its quantitative easing program.
In 2013 when compared with 2012, overall interest rate contract volume increased largely due to an increase in volume for the Eurodollar back 32 futures as well as the 5-Year and 10-Year U.S. Treasury contracts. The increase in volume resulted from periods of high volatility in 2013, particularly in mid and long-term interest rates. We believe the periods of mid- and long-term interest rate volatility were attributable to changes in market expectations regarding the Federal Reserve's intention to revisit its quantitative easing strategy and to outline an exit strategy from its plan as well as a change in expectations regarding the Federal Reserve's continued zero interest rate policy.
Short-term interest rate volatility remained low in 2013 compared with prior periods due to the Federal Reserve's ongoing zero interest rate policy. The Federal Reserve's announcement in May 2013 that tapering might have occurred in 2013 resulted in an increase in short-term interest rate volatility, which contributed to a slight increase in Eurodollar Front 8 and Eurodollar options contracts in 2013 compared with 2012. The Federal Reserve's announcement had little effect on the 2-Year Treasury volumes as market participants continued to focus primarily on mid-term contracts, such as the 5-Year and 10-Year Treasury contracts.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

				Year-over-Year Change
(amounts in thousands)	2014	2013	2012	2014-2013	2013-2012
E-mini S&P 500 futures and options	2,146	2,119	2,016	1%	5%
E-mini NASDAQ 100 futures and options	312	239	254	30	(6)
We believe the increase in overall equity contract volume resulted from geopolitical events in Russia and Ukraine as well as the Middle East that led to periods of relatively high volatility, as measured by the CBOE Volatility Index, in the third quarter of 2014. We believe the increase in volume was also due to a more gradual increase in broad market volatility during the second half of 2014 caused by uncertainty surrounding interest rates and other geopolitical uncertainty. The increase in the E-mini NASDAQ-100 contract volume was due to market participants shifting attention to the NASDAQ-100 index, which had slightly higher volatility than the S&P 500 throughout most of the year.
Equity contract volume increased in 2013 when compared with 2012 due to periods of higher volatility in early 2013. We believe higher volatility resulted from changes in market expectations regarding the Federal Reserve's intention to revisit its quantitative easing strategy. We also believe the increase in equity contract volume in 2013 was due to a greater need for equity index futures and options contracts resulting from an increase in assets under management in equity-based funds. The E-mini NASDAQ contracts did not benefit from macro-level events or increased general market volatility to the same extent as the E-mini S&P 500 because the E-mini NASDAQ contract hedges different market risks than the E-mini S&P 500.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

				Year-over-Year Change
(amounts in thousands)	2014	2013	2012	2014-2013	2013-2012
Euro	237	269	290	(12)%	(7)%
Japanese yen	164	184	99	(11)	86
British pound	111	123	106	(10)	16
Australian dollar	96	111	134	(13)	(17)
Canadian dollar	65	74	93	(11)	(21)
In 2014 when compared with 2013, the overall decrease in foreign exchange contract volumes was attributable to a decrease in exchange rate volatility across all major currencies. We believe subdued expectations regarding interest rate changes across European countries and Japan led to a decrease in exchange rate volatility throughout these regions. Additionally, we believe allegations regarding possible collusion by certain foreign exchange market participants in other marketplaces had a continued negative impact on overall global foreign exchange product trading during 2014. Despite the overall decline in volume for the year, volume did improve during the second half of 2014 largely due to volatility created by global economic uncertainty and geopolitical risk.

The overall increase in foreign exchange contract volume in 2013 when compared with 2012 was attributable to an increase in Japanese yen and British pound contract volumes. The increase in Japanese yen contract volume in 2013 when compared with 2012 was largely due to higher volatility resulting from reduced efforts by the Japanese central bank to control yen exchange rates in early 2013. In addition, we believe increased volatility and economic uncertainty within Great Britain in 2013 contributed to an overall increase in British pound contract volumes in 2013 when compared with 2012. As a result of a decrease in demand for commodity resources in China because of an economic slowdown in the Chinese market, demand decreased for currencies from countries that heavily depend on raw material exports, such as the Australian dollar and the Canadian dollar. We believe the decrease in demand for these currencies resulted in a decrease in volume for the Austrian dollar and Canadian dollar contracts. Additionally, euro contract volume decreased due to lower volatility when compared with 2012 as a result of concerns related to the European credit crisis in 2012.
Agricultural Commodity Products
The following table summarizes average daily volume for our key agricultural commodity products.

				Year-over-Year Change
(amounts in thousands)	2014	2013	2012	2014-2013	2013-2012
Corn	355	343	392	4%	(12)%
Soybean	263	243	278	8	(13)
Wheat (1)	152	139	129	9	8
Soybean Oil	101	100	118	1	(15)
(1) The 2012 wheat contract volume does not include volume for KCBT's hard red winter wheat products. The average daily volume for KCBT's agricultural commodity contracts was 16,100 during December 2012.
Agricultural commodity contract volume increased in 2014 when compared with 2013 due to higher wheat contract volume in 2014, which we believe was caused by geopolitical concerns in Russia and Ukraine. Substantial increases in the production of corn and soybeans in 2014 encouraged hedgers to more aggressively seek protection against falling prices, which we believe resulted in an increase in volume.
We believe the overall decline in total agricultural commodity contract volume in 2013 when compared with 2012 was attributable to fewer weather-related events in 2013, which resulted in higher grain supplies and movement toward a more normal historical supply and demand environment. The overall decrease in agricultural commodity volume was partially offset by incremental wheat contract volume from the addition of KCBT's hard red winter wheat contract to our product line.
Energy Products
The following table summarizes average daily volume for our key energy products.

				Year-over-Year Change
(amounts in thousands)	2014	2013	2012	2014-2013	2013-2012
Crude oil	811	785	729	3%	8%
Natural gas	457	522	600	(13)	(13)
Refined products	294	294	314	—	(6)
Total energy contract volumes decreased slightly in 2014 when compared with 2013 due to a decline in natural gas contract volume, which we believe was attributable to low overall price levels resulting from increasing U.S. energy production. Crude oil volume increased in 2014, particularly in the fourth quarter, due to a shift in supply and demand, which resulted in high volatility within the oil markets.
Overall energy contract volumes remained flat in 2013 when compared with 2012. We believe crude oil contract volume increased due to improvements in distribution infrastructure. We believe that revisions to our trading volume incentives program also contributed to an increase in crude oil contract volume in 2013 when compared with 2012. The decline in natural gas contract volume in 2013 when compared with 2012 was attributable to lower volatility due to an increase in domestic supplies above forecasted amounts. Additionally, natural gas contract volume declined in 2013 when compared with 2012 due to lower volatility caused by fewer weather-related events in early 2013. The decline in refined products contract volume in 2013 when compared with 2012 was due to a decrease in demand in the underlying physical market.

Metal Products
The following table summarizes average daily volume for our key metal products.

				Year-over-Year Change
(amounts in thousands)	2014	2013	2012	2014-2013	2013-2012
Gold	196	232	212	(16)%	9%
Silver	62	66	60	(5)	10
Copper	58	68	64	(15)	7
We believe overall metal contract volumes decreased in 2014 when compared with 2013 due to lower price volatility. Prices remained stable due to a strengthening U.S. dollar and the expectation of an increase in U.S. interest rates. In addition, demand for gold continued to slow due to lower economic growth rates in India and China, which are both large consumers of gold.
Total metal contract volume increased in 2013 when compared with 2012. We believe the increase in metal contract volume was driven by periods of high price volatility caused by significant changes in macroeconomic market conditions and market sentiment toward gold and silver products. Improving economic conditions in the U.S., the Federal Reserve's stimulus policy, as well as a change in demand in the Asian markets contributed to an increase in copper contract volume in 2013 when compared with 2012.
Average Rate per Contract
The average rate per contract decreased in 2014 when compared with 2013 due to a shift in the relative mix of product volume. Interest rate product volume, when measured as a percentage of total volume, increased by 4 percentage points in 2014, while all other product lines decreased. Interest rate contracts have a lower average rate per contract compared with other product lines. In addition, an increase in incentives and discounts on our energy contracts also resulted in a decrease in the average rate per contract in 2014 when compared with 2013.
The decrease in average rate per contract in 2013 when compared with 2012 was attributable to a shift in the relative mix of product volume. In 2013, interest rate product volume, when measured as a percentage of total volume, increased by 5 percentage points, while agricultural commodity product volume decreased by 2 percentage points and equity and energy product volumes decreased by 1 percentage point each when compared with 2012. In addition, the decrease in average rate per contract in 2013 when compared with 2012 resulted from an increase in incentives and discounts on our energy contracts.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 12% of our clearing and transaction fees revenue in 2014. One firm represented 11% and one firm represented 10% of our clearing and transaction fees revenue in 2013. Two firms each represented 12% of our clearing and transaction fees revenue in 2012. Should a clearing firm withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from an ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. The increase in market data and information services revenues in 2014 when compared with 2013 was attributable to a $15 fee increase per device for basic real-time market data services at the beginning of 2014. The decline in market data and information services revenue in 2013 when compared with 2012 resulted from a decrease in market data and information services revenues from the DJI asset group and CMA. In the second quarter of 2012, the DJI asset group, including assets which generated market data and information services revenue, was contributed to the McGraw venture and CMA was sold to McGraw. In addition, declines in the basic device count from 2012 to 2014 were due to cost-cutting initiatives at customer firms as well as continued utilization of a legacy incentive program partially offset the increase in 2014 when compared with 2013 and contributed to the decrease in 2013 when compared with 2012.
The two largest resellers of our market data represented, in aggregate, 44%, 52% and 43% of our market data and information services revenue in 2014, 2013 and 2012, respectively. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor's customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.

Access and communication fees. We launched our co-location services in January 2012. The decreases in revenues from 2012 through 2014 were attributable to a decrease in other connection charges from customers who migrated over to our co-location program. The overall decrease in 2014 when compared with 2013 was partially offset by an increase in revenues from our co-location program due to existing customers migrating from other connections. In 2013 when compared with 2012, revenue generated from our co-location program decreased due to modifications to space and power requirements by customers during the first contract renewal period in early 2013.
Other revenue. In 2014, we recognized $1.9 million in fees earned under our technology agreement with BM&FBOVESPA S.A. compared with $8.7 million in fees in 2013. In 2013, we also recognized $5.1 million of insurance proceeds related to Hurricane Sandy. These events contributed to the decrease in other revenues in 2014 when compared with 2013 and the increase in other revenues in 2013 when compared with 2012. In addition, we sold the NYMEX building in the fourth quarter of 2013 and two CBOT buildings in April 2012, which resulted in decreases in rental income from 2012 through 2014.
Expenses

				Year-over-Year Change
(dollars in millions)	2014	2013	2012	2014-2013	2013-2012
Compensation and benefits	$552.1	$518.9	$496.7	6%	4%
Communications	32.0	35.3	40.1	(9)	(12)
Technology support services	58.2	53.6	50.7	9	6
Professional fees and outside services	129.0	130.3	126.8	(1)	3
Amortization of purchased intangibles	100.6	103.0	116.2	(2)	(11)
Depreciation and amortization	132.6	135.1	136.9	(2)	(1)
Occupancy and building operations	96.8	78.3	77.0	24	2
Licensing and other fee agreements	114.2	97.9	82.6	17	19
Other	128.6	146.9	95.6	(12)	54
Total Expenses	$1,344.1	$1,299.3	$1,222.6	3	6
2014 Compared With 2013
Operating expenses increased by $44.8 million in 2014 when compared with 2013. The following table shows the estimated impact of key factors resulting in the increase in operating expenses.

(dollars in millions)	Year- Over-Year Change	Change as a Percentage of 2013 Expenses
Salaries, benefits and employer taxes	$23.5	2%
Foreign currency exchange rate fluctuations	20.8	2
Reorganization costs and voluntary exit incentive plan	18.2	1
License and other fee agreements	16.3	1
Merger and acquisition costs	11.0	1
MF Global bankruptcy claim	(14.5)	(1)
Security breach	(16.0)	(1)
Loss on sale of NYMEX building, net of additional occupancy expenses	(19.5)	(2)
Other expenses, net	5.0	—
Total	$44.8	3%
Operating expenses increased in 2014 when compared with 2013 due to the following reasons:

•
Compensation and benefits expense increased as a result of increases in average headcount related to efforts to expand our product offerings and geographic reach as well as to meet additional regulatory requirements. The overall increase in average headcount was partially offset by a global workforce reduction of approximately 150 positions as part of a recently announced reorganization in October 2014. Expenses also increased due to annual salary increases and rising healthcare costs.

•
In 2014, we recognized a net loss within other expenses of $15.4 million due to an unfavorable change in exchange rates on foreign cash balances, compared with a net gain of $5.4 million in 2013. Gains and losses from exchange rate fluctuations result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies. We expect to continue to incur gains and losses from exchange rate fluctuations as long as we maintain those cash balances.

•
Severance and other costs related to the reorganization in October 2014 were recognized in the fourth quarter of 2014. Additionally, compensation and benefits expenses increased due to our voluntary exit incentive plan in the second quarter of 2014.

•	An increase in licensing and other fee agreements expense resulted from higher volumes for certain equity contracts and interest rate swap products.

•	We recognized professional fees and other expenses related to our proposed transaction with GFI Group Inc. The agreement with GFI Group Inc. was terminated in January 2015.
Increases in overall operating expenses in 2014 when compared with 2013 where partially offset by the following decreases:

•	In the second quarter of 2014, we recognized the settlement of our claim in the MF Global bankruptcy filing as a reduction to other expenses.

•	A decrease in legal and other consulting services related to a security breach in 2013 partially offset the increase in overall expenses in 2014.

•
In November 2013, CME Group sold its building in New York. The sale resulted in a loss on disposal of building assets, a write-off of lease-related intangible assets and other transaction-related costs included within other expenses in 2013. The loss as well as depreciation, occupancy and amortization of intangible expense recognized in 2013 was partially offset by higher occupancy expenses in 2014 associated with the new building lease.

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
Overall operating expenses increased in 2013 when compared with 2012 due to the following reasons:

•
A rise in salaries, benefits and employer taxes resulting from annual salary increases and rising healthcare costs contributed to an increase in compensation and benefits expense. An increase in average headcount due to efforts to expand and globalize our business also contributed to an increase in expenses in 2013 when compared with 2012.

•	The sale of the building in New York resulted in a loss on disposal of building assets, a write-off of lease-related intangible assets and other transaction-related costs.

•	Bonus expense increased due to improved performance relative to our cash earnings target in 2013 when compared with 2012 performance relative to our 2012 cash earnings target.

•
An increase in licensing and other fee agreements resulted from higher volumes for interest rate swap products and certain equity contracts. The increase in licensing and other fee agreements was also due to fees incurred in connection with a licensing agreement with S&P/DJI, which was amended in the second quarter of 2012.

•	Professional fees increased due to an increase in legal and other consulting services related to a security breach in 2013.

•	Marketing expense increased due to new branding initiatives for CME Group.

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
Non-Operating Income (Expense)

				Year-over-Year Change
(dollars in millions)	2014	2013	2012	2014-2013	2013-2012
Investment income	$35.8	$44.9	$38.7	(20)%	16%
Gains (losses) on derivative investments	—	—	(0.1)	—	(100)
Interest and other borrowing costs	(119.4)	(151.4)	(132.2)	(21)	15
Equity in net earnings (losses) of unconsolidated subsidiaries	84.8	70.5	30.7	20	130
Other income (expense)	1.8	—	64.3	100	(100)
Total Non-Operating	$3.0	$(36.0)	$1.4	(108)	n.m.
 _______________
n.m. not meaningful
Investment income. The overall decrease in investment income in 2014 when compared with 2013 was largely due to decreases in dividend income and a reduced gain on marketable securities related to our non-qualified deferred compensation plan. Gains and losses from securities in the non-qualified deferred compensation plan are offset by an equal amount of compensation and benefits expense. The decrease was partially offset by an increase in earnings from cash performance bond and guaranty fund contributions that are reinvested. The increase in cash performance bond and guaranty fund contributions was due to an increase in open interest as well as a shift in clearing firm collateral preferences towards cash.
Investment income increased in 2013 when compared with 2012 due to an increase in gains on marketable securities related to our non-qualified deferred compensation plan.
Interest and other borrowing costs. The following table shows the weighted average borrowings outstanding, weighted average effective yield and average cost of borrowing for the periods presented:

				Year-over-Year Change
(dollars in millions)	2014	2013	2012	2014-2013	2013-2012
Weighted average borrowings outstanding	$2,206.3	$2,781.3	$2,344.1	$(575.0)	$437.2
Weighted average effective yield	4.22%	4.68%	5.06%	(0.46)%	(0.38)%
Average cost of borrowing (1)	4.40	4.85	5.24	(0.45)	(0.39)
(1) Average cost of borrowing includes interest, the effective portion of interest rate hedges, discount accretion and debt issuance costs. Commitment fees on line of credit agreements are not included in the average cost of borrowing.
In the first quarter of 2014, we repaid the 5.75% fixed rate notes due February 2014. In the third quarter of 2013, we repaid $750.0 million of 5.4% fixed rate notes due August 2013 and issued $750.0 million of 5.3% fixed rate notes due September 2043. We entered into an interest rate swap agreement that resulted in an effective interest rate of 4.73% on the 5.3% fixed rate notes due September 2043. These factors contributed to a decrease in weighted average borrowings outstanding in 2014 when compared with 2013 and an increase in weighted average borrowings outstanding in 2013 when compared with 2012. These factors also contributed to overall decreases in weighted average effective yield and average cost of borrowing from 2012 through 2014.
Interest and other borrowing costs also include commitment fees on our line of credit agreements. Commitment fees increased from 2012 to 2014 due to increases in line of credit facilities in the fourth quarter of 2013 and the fourth quarter of 2012 to meet increased regulatory and business requirements.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/DJI business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries from 2012 through 2014.
Other income (expense). In 2012, we recognized a net gain of $58.9 million related to the contribution of the DJI asset group and the sale of CMA. Additionally, in 2012, we recognized a gain of $5.7 million related to the recovery of a 2008 impairment loss on a corporate debt security held in the NYMEX securities lending portfolio.

Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2014	2013	2012	Year-over-Year Change
				2014-2013	2013-2012
Year ended December 31	36.4%	38.9%	46.5%	(2.5)%	(7.6)%
The overall effective tax rate in 2014 compared with 2013 decreased due to lower deferred income tax expense related to changes in estimates of state and local apportionment factors as well as benefits related to settlements from state and local audits. We also continued to recognize a benefit for the domestic productions activity deduction in 2014. However, the benefits for the domestic production activities recognized in 2014 were lower than the benefits recognized in 2013 because the benefits recognized in 2013 included the impact of refunds claimed for 2008 through 2013.
In 2013, we recognized a benefit for the domestic production activities for 2008 through 2013, which contributed to a decrease in the effective tax rate in 2013 when compared with 2012. The decrease was partially offset by increases in reserves for uncertain tax positions and increases in the deferred income tax expense resulting from a change in state and local apportionment factors in the third quarter of 2013.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements
We have historically met our funding requirements with cash generated by our ongoing operations. While our cost structure is fixed in the short term, our sources of operating cash are largely dependent on contract trading volume levels. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to cover our working capital needs, capital expenditures and other commitments. However, it is possible that we may need to raise additional funds to finance our activities through issuances of commercial paper, future public debt offerings or by direct borrowings from financial institutions through our committed revolving credit facilities.
Cash will also be required for operating leases and non-cancellable purchase obligations as well as other obligations reflected as long-term liabilities in our consolidated balance sheet at December 31, 2014. These were as follows:

(in millions)	Operating Leases	Purchase Obligations	Debt Obligations	Other Long-Term Liabilities	Total(1)
Year
2015	$59.1	$14.6	$89.2	$52.0	$214.9
2016-2017	90.2	19.0	178.4	—	287.6
2018-2019	83.6	9.5	750.5	—	843.6
Thereafter	221.7	2.3	2,521.5	—	2,745.5
Total	$454.6	$45.4	$3,539.6	$52.0	$4,091.6

(1)
The liability for gross unrecognized income tax benefits, including interest and penalties, of $198.6 million for uncertain tax positions are not included in the table due to uncertainty about the date of their settlement.

Operating leases include rent payments for office space in Chicago, New York and other smaller offices in the United States and in various foreign countries. The operating lease for our headquarters in Chicago expires in November 2022. Annual minimum rental payments under this lease range from $11.6 million to $13.5 million. We also maintain operating leases for additional office spaces in Chicago, which expire in November 2023 and April 2027. Annual minimum rental payments under these leases range from $5.4 million to $6.2 million and $3.1 million to $4.3 million, respectively. The operating lease for our office space in New York expires in December 2028. Annual minimum rental payments under this lease range from $13.1 million to $24.7 million.
Purchase obligations include minimum payments due under agreements to purchase software licenses, hardware, advertising and maintenance as well as telecommunication services. Debt obligations include repayment of principal and interest associated with the debt obligations. Other long-term liabilities include funding obligations for other post-retirement benefit plans as well as contingent consideration.
Future capital expenditures for technology are anticipated as we continue to support our growth through additional investment in our co-location program, increased system capacity, performance improvements as well as improvements to some of our office spaces. Each year, capital expenditures are incurred for improvements to and expansion of our offices, remote data centers, telecommunications network and other operating equipment. In 2015, we expect capital expenditures to total approximately $150.0 million. We continue to monitor our capital needs and may revise our forecasted expenditures as necessary in the future.
We intend to continue to pay a regular quarterly dividend to our shareholders, which remains at approximately 50% of the prior year's cash earnings. The decision to pay a dividend and the amount of the dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. CME Group is also required to comply with restrictions contained in the general corporation laws of its state of incorporation, which could also limit its ability to declare and pay dividends. On February 4, 2015, the board of directors declared a regular quarterly dividend of $0.50 per share. The dividend will be payable on March 25, 2015 to shareholders of record on March 10, 2015. Assuming no changes in the number of shares outstanding, the first quarter dividend payment will total approximately $168.0 million. The board of directors also declared an additional, annual variable dividend of $2.00 per share on December 10, 2014 paid on January 13, 2015 to the shareholders of record on December 29, 2014. In general, the amount of the annual variable dividend will be determined by the end of each year, and the level will increase or decrease from year to year based on operating results, potential merger and acquisition activity and other forms of capital return including regular dividends and share buybacks during the prior year.
Sources and Uses of Cash
The following is a summary of cash flows from operating, investing and financing activities.

				Year-over-Year Change
(dollars in millions)	2014	2013	2012	2014-2013	2013-2012
Net cash provided by operating activities	$1,291.4	$1,280.5	$1,219.7	1%	5%
Net cash provided by (used in) investing activities	(199.1)	190.5	(208.9)	n.m.	(191)
Net cash used in financing activities	(2,195.9)	(606.0)	(448.4)	n.m.	35
n.m. not meaningful
Operating activities
Net cash provided by operating activities remained relatively flat in 2014 when compared with 2013. An increase in cash provided by operating activities due to increased volume was offset by a decrease in net cash provided by operating activities resulting from higher payments of accrued expenses in 2014 when compared with 2013. We paid a higher bonus in 2014 when compared with the bonus payment in 2013. Additionally, we had higher payments in 2014 for legal and other consulting services, primarily related to remediation efforts for an information security breach that occurred in 2013.
Net cash provided by operating activities increased slightly in 2013 when compared with 2012. Net cash provided by operating activities was lower in 2012 due to an additional cash contribution to the CMECE guaranty fund in 2012. Cash contributed to the guaranty fund is considered restricted and was transferred from cash and cash equivalents to other assets when contributed.
Investing activities
The increase in cash used in investing activities in 2014 when compared with 2013 and the increase in cash provided by investing activities in 2013 when compared with 2012 were due largely to proceeds from the sale of a building in New York and the settlement of a derivative contract related to our debt offering in 2013. In addition, there were additional investments in business ventures in 2014 and 2012, which contributed to the increase in cash used in investing activities in 2014 when compared with 2013 and an increase in cash provided by investing activities in 2013 when compared with 2012. This increase in 2013 when compared with 2012 was partially offset by the proceeds from the sale of two building properties in April 2012.
Financing activities
Cash used in financing activities was higher in 2014 when compared with 2013. The increase in cash used was attributable to an increase in cash dividends of $0.9 billion in 2014 when compared with 2013. The annual variable dividend from 2013 operations was paid in the first quarter of 2014. The annual variable dividend from 2012 operations was paid in the fourth quarter of 2012 due to uncertainty surrounding dividend income tax treatment beginning in 2013. The increase in cash used was also due to the repayment of the fixed rate notes due February 2014.
Cash used in financing activities was higher in 2013 when compared with 2012. The increase was attributable to the repayment of the fixed rate notes due August 2013. The increase in net cash used in financing activities was also due to our purchase of the non-controlling interest the DJI asset group from Dow Jones in the second quarter of 2013. The increase in cash used in financing activities was partially offset by a decrease in cash dividends of $0.6 billion in 2013 when compared with the same period in 2012. There were two annual dividends paid in 2012, including the annual variable dividend from 2011 operations and the annual variable dividend from 2012 operations.
Debt Instruments
The following table summarizes our debt outstanding as of December 31, 2014:

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

We maintain a $1.8 billion multi-currency revolving senior credit facility with various financial institutions, which matures in January 2016. The proceeds from this facility can be used for general corporate purposes, which includes providing liquidity for our CME clearing house in certain circumstances at CME Group's discretion and, if necessary, for maturities of commercial paper. As long as we are not in default under this facility, we have the option to increase it up to $2.5 billion with the consent of the agent and lenders providing the additional funds. This facility is voluntarily pre-payable from time to time without premium or penalty. Under this facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity at September 30, 2012, giving effect to share repurchases made and special dividends paid during the term of the agreements (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings outstanding under this facility.
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by our CME clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At December 31, 2014, guaranty fund collateral available was $6.6 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. In addition to the 364-day facility, we also have the option to use the $1.8 billion multi-currency revolving senior credit facility to provide liquidity for our clearing houses in the unlikely event of default in certain circumstances. In addition, our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement) of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At December 31, 2014, we have excess borrowing capacity for general corporate purposes of approximately $1.8 billion under our multi-currency revolving senior credit facilities.
At December 31, 2014, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At December 31, 2014, we had pledged letters of credit totaling $410.0 million.

The following table summarizes our credit ratings as of December 31, 2014:

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
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements as defined by the regulations of the Securities and Exchange Commission.
Liquidity and Cash Management
Cash and cash equivalents totaled $1.4 billion at December 31, 2014 and $2.5 billion at December 31, 2013. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that a $21.8 million contribution in 2015 will allow us to meet our funding goal. However, the amount of the actual contribution is contingent on the actual rate of return on our plan assets during 2015 and the December 31, 2015 discount rate.
Regulatory Requirements
CME is regulated by the U.S. Commodity Futures Trading Commission (CFTC) as a U.S. Derivatives Clearing Organization (DCO). DCOs are required to maintain capital, as defined by the CFTC, in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. CME was designated by the Financial Stability Oversight Council as a systemically important DCO under Title VIII of the Dodd-Frank. As a result, CME must comply with the requirements for financial resources and liquidity resources. CME is in compliance with all DCO financial requirements.
CME, CBOT, NYMEX and COMEX are regulated by the CFTC as Designated Contract Markets (DCM). DCMs are required to maintain capital, as defined by the CFTC, in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities or a line of credit at least equal to six months of projected operating expenses. Our DCMs are in compliance with DCM financial requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices.
Interest Rate Risk
Debt outstanding at December 31, 2014 consisted of fixed-rate borrowings of $2.1 billion. Changes in interest rates impact the fair values of fixed-rate debt, but do not impact earnings or cash flows. We did not have any variable-rate borrowings at December 31, 2014.
Credit Risk
Our clearing houses act as the counterparties to all trades consummated on our exchanges as well as through third-party exchanges and swaps markets for which we provide clearing services. As a result, we are exposed to significant credit risk of third parties, including clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.
In order to ensure performance, we establish and monitor financial requirements for our clearing firms. We set minimum performance bond requirements for exchange-traded and swaps products, including interest rate swaps and credit default swaps. For CME and CMECE clearing firms, we establish performance bond requirements to cover at least 99% of expected price changes for a given product within a given historical period with further quantitative and qualitative considerations based on market risk. We establish haircuts applied to collateral deposited to meet performance bond requirements to cover at least 99% of expected price changes and foreign currency changes for a given asset within a given historical period with further quantitative and qualitative considerations. Haircuts vary depending on the type of collateral and maturity. We mark-to-market open positions of CME and CMECE clearing firms at least once a day (twice a day for futures and options contracts) and require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. We have the capability to mark-to-market more frequently as market conditions warrant. These practices allow our clearing houses to quickly identify any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open positions before those financial obligations become exceptionally large and jeopardize the ability of our clearing house to ensure performance of their open positions.
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
CME Clearing
We maintain three separate financial safeguard packages for CME Clearing member firms:

•	a financial safeguard package for all futures and options contracts other than cleared credit default swap and interest rate swap contracts (base package),

•	a financial safeguard package for cleared interest rate swap contracts, and

•	a financial safeguard package for cleared credit default swap contracts.
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
We maintain a $7.0 billion 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by CME Clearing. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral) or in the event of a temporary disruption with the payments systems that would delay payment of settlement variation between us and our clearing firms. The credit agreement requires us to pledge certain assets to the line of credit custodian prior to drawing on the line of credit. Pledged assets may include clearing firm guaranty fund deposits held by us in the form of cash or U.S. Treasury securities. Performance bond collateral of a defaulting clearing firm may also be used to secure a draw on the line. In addition to the 364-day multi-currency line of credit, we also have the option to use our $1.8 billion multi-currency revolving senior credit facility to provide liquidity for our clearing houses in the unlikely event of default.
At December 31, 2014, aggregate performance bond deposits for clearing firms for all three CME financial safeguard packages was $135.1 billion, including $38.7 billion of cash performance bond deposits and $2.4 billion of letters of credit. A defaulting firm's performance bond deposits can be used in the event of default of that clearing firm.

The following shows the available assets at December 31, 2014 in the event of a payment default by a clearing firm for the base financial safeguard package after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing Available Assets
Designated corporate contributions for futures and options(1)	$100.0
Guaranty fund contributions(2)	3,488.5
Minimum assessment powers(3)	9,593.2
Minimum Total Assets Available for Default(4)	$13,181.7
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
The following shows the available assets for the interest rate swap financial safeguard package at December 31, 2014 in the event of a payment default by a clearing firm that clears interest rate swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing Available Assets
Designated corporate contributions for interest rate swap contracts(1)	$150.0
Guaranty fund contributions(2)	2,370.7
Minimum assessment powers(3)	2,018.8
Minimum Total Assets Available for Default(4)	$4,539.5
_______________

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
The following shows the available assets for the credit default swap financial safeguard package at December 31, 2014 in the event of a payment default by a clearing firm that clears credit default swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing Available Assets
Designated corporate contributions for credit default swap contracts(1)	$50.0
Guaranty fund contributions(2)	750.0
Minimum assessment powers(3)	54.2
Minimum Total Assets Available for Default(4)	$854.2
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

CMECE
We maintain a financial safeguard package for CMECE commodity and foreign exchange clearing firms. In the unlikely event of default by a CMECE clearing firm, we would first apply assets of the defaulting clearing firm to satisfy its payment obligations. These assets include the defaulting firm's performance bonds and guaranty fund contributions. Thereafter, if the default remains unsatisfied after first applying assets of the defaulting clearing firm to satisfy its payment obligation, we would use guaranty fund contributions of $57.0 million from CMECE funds. Clearing firms contributed to the commodity and foreign exchange guaranty fund in 2014, which totaled $10.0 million at December 31, 2014. We would use at least $20.0 million of CMECE funds in addition to the clearing firms' guaranty fund contributions in the event of a default of a commodity or foreign exchange clearing firm.
We also maintain a separate financial safeguard package for CMECE interest rate swap clearing firms. In the unlikely event of default by a CMECE clearing firm, we would first apply assets of the defaulting clearing firm to satisfy its payment obligations. These assets include the defaulting firm's performance bonds and guaranty fund contributions. If the default remains unsatisfied, we would apply guaranty fund contributions of $50.5 million that will be contributed by CMECE. Each of the interest rate swap clearing firms contributed to the interest rate swap guaranty fund in 2014, which totaled $101.1 million at December 31, 2014.
Aggregate cash performance bond deposits for CMECE clearing firms for the commodity clearing firms and interest rate swap clearing firms were $15.3 million at December 31, 2014. There were no non-cash performance bonds on deposit at December 31, 2014.
Foreign Currency Exchange Rate Risk
Foreign Currency Transaction Risk
We have foreign currency transaction risk related to changes in exchange rates on British pound cash balances held at subsidiaries with a U.S. dollar functional currency. Gains and losses on foreign currency transactions result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other assets and liabilities denominated in foreign currencies. During 2014, the exchange rate between the British pound and the U.S. dollar fluctuated from a high of $1.71 per pound to a low of $1.56 per pound. Aggregate transaction gains (losses) for 2014, 2013 and 2012 were $(15.4) million, $5.4 million and $4.7 million, respectively. We expect the foreign currency gain/loss to continue to fluctuate as long as we continue to hold cash as well as certain assets and liabilities at those subsidiaries.
Foreign Currency Translation Risk
We have foreign currency translation risk related to the translation of our foreign subsidiaries' assets and liabilities from their respective functional currencies to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets and liabilities we report in our consolidated balance sheets. The financial statements of certain of our foreign subsidiaries are denominated in various currencies and are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of shareholders' equity and comprehensive income. Aggregate translation gains (losses), net of tax, for 2014, 2013 and 2012 were $(3.1) million, $(0.5) million and $10.9 million, respectively.
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
Equity Price Risk
We hold certain investments in equity securities for strategic purposes. Investments subject to equity price risks are generally recorded at their fair value. Fair values for publicly traded equity investments are based on quoted market prices. Fair values are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may differ significantly from its current reported value. Fluctuations in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions.

The table below summarizes equity investments that are subject to equity price fluctuations at December 31, 2014. Equity investments are included in other assets in our consolidated balance sheets.

(in millions)	Cost Basis	Fair Value	Carrying Value	Unrealized Gain (Loss), Net of Tax
BM&FBOVESPA S.A.	$405.7	$410.8	$410.8	$(25.0)
Bolsa Mexicana de Valores, S.A.B. de C.V.	17.3	21.2	21.2	2.4
We do not currently hedge against equity price risk. Equity investments are assessed for other-than-temporary impairment on a quarterly basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data; shares in thousands)

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$1,366.1	$2,469.7
Marketable securities	74.7	68.4
Accounts receivable, net of allowance of $1.2 and $1.2	341.2	302.7
Other current assets (includes $37.0 and $40.0 in restricted cash)	196.5	209.7
Cash performance bonds and guaranty fund contributions	40,566.8	21,355.1
Total current assets	42,545.3	24,405.6
Property, net	508.9	513.4
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,637.4	2,741.2
Goodwill	7,569.0	7,569.0
Other assets (includes $72.4 and $74.0 in restricted cash)	1,805.6	1,873.3
Total Assets	$72,241.5	$54,277.8

Liabilities and Equity
Current Liabilities:
Accounts payable	$36.9	$36.2
Short-term debt	—	749.9
Other current liabilities	927.5	1,169.8
Cash performance bonds and guaranty fund contributions	40,566.8	21,355.1
Total current liabilities	41,531.2	23,311.0
Long-term debt	2,107.9	2,107.2
Deferred income tax liabilities, net	7,302.7	7,249.7
Other liabilities	376.2	449.4
Total Liabilities	51,318.0	33,117.3

CME Group Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of December 31, 2014 and 2013; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized as of December 31, 2014 and 2013, 335,452 and 333,852 shares issued and outstanding as of December 31, 2014 and 2013, respectively	3.4	3.3
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of December 31, 2014 and 2013	—	—
Additional paid-in capital	17,596.6	17,504.9
Retained earnings	3,317.3	3,494.6
Accumulated other comprehensive income (loss)	6.2	152.0
Total CME Group shareholders’ equity	20,923.5	21,154.8
Non-controlling interest	—	5.7
Total Equity	20,923.5	21,160.5
Total Liabilities and Equity	$72,241.5	$54,277.8
See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)

	Year Ended December 31,
	2014	2013	2012
Revenues
Clearing and transaction fees	$2,616.3	$2,460.4	$2,371.5
Market data and information services	356.3	315.4	387.1
Access and communication fees	82.7	83.2	88.8
Other	57.2	77.3	67.2
Total Revenues	3,112.5	2,936.3	2,914.6
Expenses
Compensation and benefits	552.1	518.9	496.7
Communications	32.0	35.3	40.1
Technology support services	58.2	53.6	50.7
Professional fees and outside services	129.0	130.3	126.8
Amortization of purchased intangibles	100.6	103.0	116.2
Depreciation and amortization	132.6	135.1	136.9
Occupancy and building operations	96.8	78.3	77.0
Licensing and other fee agreements	114.2	97.9	82.6
Other	128.6	146.9	95.6
Total Expenses	1,344.1	1,299.3	1,222.6
Operating Income	1,768.4	1,637.0	1,692.0

Non-Operating Income (Expense)
Investment income	35.8	44.9	38.7
Gains (losses) on derivative investments	—	—	(0.1)
Interest and other borrowing costs	(119.4)	(151.4)	(132.2)
Equity in net earnings (losses) of unconsolidated subsidiaries	84.8	70.5	30.7
Other non-operating income (expense)	1.8	—	64.3
Total Non-Operating	3.0	(36.0)	1.4
Income before Income Taxes	1,771.4	1,601.0	1,693.4
Income tax provision	644.5	622.9	786.7
Net Income	1,126.9	978.1	906.7
Less: net income (loss) attributable to non-controlling interests	(0.2)	1.3	10.4
Net Income Attributable to CME Group	$1,127.1	$976.8	$896.3

Earnings per Common Share Attributable to CME Group:
Basic	$3.37	$2.94	$2.71
Diluted	3.35	2.92	2.70
Weighted Average Number of Common Shares:
Basic	334,409	332,678	331,252
Diluted	336,063	334,398	332,319

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$1,126.9	$978.1	$906.7
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(116.6)	(221.0)	174.7
Reclassification of gains on sale included in investment income	—	(0.7)	(1.8)
Income tax benefit (expense)	(5.2)	63.9	(64.6)
Investment securities, net	(121.8)	(157.8)	108.3
Defined benefit plans:
Net change in defined benefit plans arising during the period	(30.0)	28.4	(13.0)
Amortization of net actuarial (gains) losses and prior service costs included in compensation and benefits expense	0.3	3.2	2.5
Income tax benefit (expense)	11.2	(12.0)	4.2
Defined benefit plans, net	(18.5)	19.6	(6.3)
Derivative investments:
Net unrealized holding gains (losses) arising during the period	(2.3)	128.8	(25.3)
Ineffectiveness on cash flow hedges	—	—	0.1
Amortization of effective portion of net (gain) loss on cash flow hedges included in interest expense	(1.5)	1.6	1.1
Income tax benefit (expense)	1.4	(49.0)	9.0
Derivative investments, net	(2.4)	81.4	(15.1)
Foreign currency translation:
Foreign currency translation adjustments	(5.2)	(0.8)	(1.3)
Reclassification adjustment for loss included in other non-operating income (expense)	—	—	18.4
Income tax benefit (expense)	2.1	0.3	(6.2)
Foreign currency translation, net	(3.1)	(0.5)	10.9
Other comprehensive income, net of tax	(145.8)	(57.3)	97.8
Comprehensive income	981.1	920.8	1,004.5
Less: comprehensive income attributable to non-controlling interests	(0.2)	1.3	10.5
Comprehensive Income Attributable to CME Group	$981.3	$919.5	$994.0

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2013	333,852	3	$17,508.2	$3,494.6	$152.0	$21,154.8	$5.7	$21,160.5
Net income attributable to CME Group and non-controlling interest				1,127.1		1,127.1	(0.2)	1,126.9
Other comprehensive income attributable to CME Group					(145.8)	(145.8)		(145.8)
Dividends on common stock of $3.88 per share				(1,304.4)		(1,304.4)		(1,304.4)
Tax benefits and gain related to purchase of non-controlling interests			(7.8)			(7.8)	(5.5)	(13.3)
Exercise of stock options	1,031		53.3			53.3		53.3
Excess tax benefits from option exercises and restricted stock vesting			4.0			4.0		4.0
Vesting of issued restricted Class A common stock	511		(16.7)			(16.7)		(16.7)
Shares issued to Board of Directors	34		2.4			2.4		2.4
Shares issued under Employee Stock Purchase Plan	24		1.8			1.8		1.8
Stock-based compensation			54.8			54.8		54.8
Balance at December 31, 2014	335,452	3	$17,600.0	$3,317.3	$6.2	$20,923.5	$—	$20,923.5

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net income	$1,126.9	$978.1	$906.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	54.8	54.4	61.4
Amortization of purchased intangibles	100.6	103.0	116.2
Depreciation and amortization	132.6	135.1	136.9
Gain on contribution of Dow Jones Index asset group	—	—	(78.8)
Loss on sale of Credit Market Analysis Ltd.	—	—	19.9
Loss on sale of NYMEX building property	—	27.1	—
Undistributed net earnings of unconsolidated subsidiaries	(8.6)	(2.0)	(15.8)
Deferred income taxes	78.9	(6.0)	82.2
Change in:
Accounts receivable	(38.5)	(35.5)	(0.3)
Other current assets	3.7	(2.6)	(18.2)
Other assets	(11.5)	0.6	(65.6)
Accounts payable	0.7	(5.5)	11.2
Income taxes payable	(105.6)	(9.3)	71.9
Other current liabilities	(46.1)	42.5	(5.6)
Other liabilities	(2.8)	(5.5)	(7.3)
Other	6.3	6.1	4.9
Net Cash Provided by Operating Activities	1,291.4	1,280.5	1,219.7

Cash Flows from Investing Activities
Proceeds from maturities and sales of available-for-sale marketable securities	37.5	36.5	29.5
Purchases of available-for-sale marketable securities	(38.3)	(36.6)	(32.5)
Purchases of property, net	(140.7)	(125.6)	(141.8)
Proceeds from sale of building properties, net of transaction costs	7.9	192.4	148.6
Cash paid in business combinations, net of cash acquired	—	—	(162.9)
Investments in business ventures	(59.3)	(4.0)	(67.8)
Issuance of loan to unconsolidated subsidiary	(6.2)	—	—
Proceeds from sale of Credit Market Analysis Ltd., net of cash sold with business	—	—	42.4
Settlement of derivative related to debt issuance	—	127.8	(24.4)
Net Cash Provided by (Used in) Investing Activities	(199.1)	190.5	(208.9)

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Financing Activities
Proceeds from other borrowings, net of issuance costs	—	748.7	747.7
Repayment of other borrowings	(750.0)	(750.0)	—
Cash dividends	(1,496.8)	(599.1)	(1,224.3)
Proceeds from exercise of stock options	53.3	73.7	22.1
Purchase of non-controlling interest	(4.7)	(80.0)	—
Excess tax benefits related to employee option exercises and restricted stock vesting	4.0	6.8	4.6
Settlement of contingent consideration	(3.6)	(7.3)	—
Other	1.9	1.2	1.5
Net Cash Used in Financing Activities	(2,195.9)	(606.0)	(448.4)

Net change in cash and cash equivalents	(1,103.6)	865.0	562.4
Cash and cash equivalents, beginning of period	2,469.7	1,604.7	1,042.3
Cash and Cash Equivalents, End of Period	$1,366.1	$2,469.7	$1,604.7

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$641.5	$612.2	$624.4
Interest paid	111.4	133.4	110.6
Non-cash investing activities:
Investment in S&P/Dow Jones Indices LLC	—	—	878.4
Non-cash financing activities:
Declaration of annual variable dividend, payable in January 2015 and January 2014	670.9	868.0	—

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS
Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and Commodity Exchange, Inc. (COMEX), wholly-owned subsidiaries of CME Group Inc. (CME Group), are designated contract markets for the trading of futures and options on futures contracts. CME, CBOT, NYMEX, COMEX, CME Clearing Europe Limited (CMECE) and CME Europe Limited (CME Europe) and their subsidiaries are referred to collectively as “the exchange” in the notes to the consolidated financial statements. CME Group and its subsidiaries are referred to collectively as “the company” in the notes to the consolidated financial statements.
CME Group offers a wide range of products for trading and/or clearing, including those based on interest rates, credit default, equities, foreign exchange, agricultural commodities, energy and metals. Trades are executed through CME Group's electronic trading platforms, open outcry and privately negotiated transactions. Through its clearing houses, CME Group offers clearing, settlement and guarantees for all products cleared through the exchange.
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
CBOT acquired The Board of Trade of Kansas City, Missouri, Inc. (KCBT) and its subsidiaries, the Kansas City Board of Trade Clearing Corporation (KCBTCC) and the Board of Trade Investment Company (BOTIC), on November 30, 2012. KCBT maintained a 51% controlling interest in BOTIC, resulting in a nonredeemable non-controlling interest included in the company's consolidated statements of equity. The financial statements and accompanying notes presented in this report include the financial results of KCBT beginning on November 30, 2012. As of December 2013, KCBT was no longer regulated as a designated contract market and its operations were transferred to CBOT. In April 2013, KCBTCC was integrated into our U.S. clearing operations. The company purchased the non-controlling interest in BOTIC in June 2014.
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
Financial Investments. The company maintains short-term and long-term investments, classified as available-for-sale or trading securities. Available-for-sale investments are carried at their fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Trading securities held in connection with non-qualified deferred compensation plans are recorded at fair value, with net realized and unrealized gains and losses and dividend income reported as investment income. Also, the company maintains long-term investments accounted for under the cost method and equity method, depending upon the degree of influence over the investee as held by the company.
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
Accounts Receivable. Accounts receivable are comprised of trade receivables and unbilled revenue including clearing and transaction fees and market data and information services revenue. All accounts receivable are stated at cost. Exposure to losses on receivables for clearing and transaction fees and other amounts owed by clearing firms is dependent on each clearing firm's financial condition and the memberships that collateralize fees owed to the exchange. The exchange retains the right to liquidate exchange memberships to satisfy a clearing firm's receivable. The allowance for doubtful accounts is calculated based on historical losses and management's assessment of probable future collections.
Performance Bonds and Guaranty Fund Contributions. Performance bonds and guaranty fund contributions held for clearing firms may be in the form of cash, securities or other non-cash deposits.
Performance bonds and guaranty fund contributions received in the form of cash held by CME and CMECE may be invested in U.S. Government securities and certain foreign government securities acquired through and held by a broker-dealer subsidiary of a bank, reverse repurchase agreements secured with highly rated government securities, money market funds or through CME's Interest Earning Facility (IEF) program. Any interest earned on CME investments accrues to CME and is included in investment income in the consolidated statements of income. CMECE may distribute any interest earned on CMECE investments to the clearing firms at its discretion. Because CME and CMECE have control of the cash collateral and the benefits and risks of ownership accrue to CME and CMECE, cash performance bonds and guaranty fund contributions are reflected in the consolidated balance sheets. Performance bonds and guaranty fund contributions assets on the consolidated balance sheets also include U.S. Treasury securities with maturity dates of 90 days or less. U.S. Treasury securities are purchased by CME, at its discretion, using cash collateral.
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
Cash contributed by CMECE to its guaranty funds is classified as restricted cash and is included in other current assets and other assets in the consolidated balance sheets.
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
Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The company reviews goodwill and indefinite-lived intangible assets for impairment annually and whenever events or circumstances indicate that their carrying values may not be recoverable. The company may test goodwill quantitatively for impairment by comparing the carrying value of a reporting unit to its estimated fair value. Estimating the fair value of a reporting unit involves significant judgments inherent in the analysis including estimating the amount of and timing of future cash flows and the selection of appropriate discount rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value of the reporting unit. If the carrying amount exceeds fair value, impairment is recorded. In certain circumstances, goodwill may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value.

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
Business Combinations. The company accounts for business combinations using the acquisition method. The method requires the acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The company may use independent valuation services to assist in determining the estimated fair values.
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
Foreign Currency Translation. Foreign currency denominated assets and liabilities are re-measured into the functional currency using period-end exchange rates. Gains and losses from foreign currency transactions are included in other expense in the accompanying consolidated statements of income. When the functional currency differs from the reporting currency, revenues and expenses of foreign subsidiaries are translated from their functional currencies into U.S. dollars using weighted-average exchange rates while their assets and liabilities are translated into U.S. dollars using period-end exchange rates. Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income (loss) within shareholders' equity.
Revenue Recognition. Revenue recognition policies for specific sources of revenue are discussed below.
Clearing and Transaction Fees. Clearing and transaction fees include per-contract charges for trade execution, clearing, trading on the company's electronic trading platform and other fees. Fees are charged at various rates based on the product traded, the method of trade, the exchange trading privileges of the customer making the trade and the type of contract. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched and the trade is cleared. Therefore, unfilled or canceled buy and sell orders have no impact on revenue. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The reserve is based on the historical pattern of adjustments processed as well as specific adjustment requests. The company believes the allowances are adequate to cover estimated adjustments.
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
Concentration of Revenue. One firm represented 12% of the company's clearing and transaction fees revenue in 2014. In 2013, one firm represented 11% and one firm represented 10% of the company's clearing and transaction fees revenue. Two firms each represented 12% of the company's clearing and transaction fees revenue in 2012. Should a clearing firm withdraw from the exchange, management believes that the customer portion of that firm's trading activity would likely transfer to another clearing firm. Therefore, management does not believe that the company is exposed to significant risk from the ongoing loss of revenue received from a particular clearing firm.
The two largest resellers of market data represented approximately 44% of market data and information services revenue in 2014, 52% in 2013, and 43% in 2012. Should one of these vendors no longer subscribe to the company's market data, management believes that the majority of that firm's customers would likely subscribe to the market data through another reseller. Therefore, management does not believe that the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.
Share-Based Payments. The company accounts for share-based payments at fair value, which is based on the grant date price of the equity awards issued. The company recognizes expense relating to stock-based compensation on an accelerated basis. As a result, the expense associated with each vesting date within a stock grant is recognized over the period of time that each portion of that grant vests. The company estimates expected forfeitures of stock grants.
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
3. MARKETABLE SECURITIES
Available-for-Sale Securities. Certain marketable securities have been classified as available-for-sale. The amortized cost and fair value of these securities at December 31 were as follows:

	2014		2013
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$19.1	$19.1	$18.3	$18.3
Asset-backed security	0.7	0.4	0.8	0.4
Equity securities	0.1	0.1	—	0.1
Total	$19.9	$19.6	$19.1	$18.8
Net unrealized gains (losses) on marketable securities classified as available-for-sale are reported as a component of other comprehensive income (loss) and included in the accompanying consolidated statements of comprehensive income and consolidated statements of equity.
The fair value and gross unrealized losses of the asset-backed security were $0.4 million and $0.3 million, respectively, at December 31, 2014. The asset-backed security was in an unrealized loss position for more than 12 months at December 31, 2014 and was deemed not to be other-than-temporarily impaired. The company does not intend to sell and is not required to sell this asset-backed security.

The amortized cost and fair value of the U.S. Treasury securities and asset-backed security at December 31, 2014, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Maturity of one year or less	$19.1	$19.1
Maturity between one and five years	—	—
Maturity between five and ten years	—	—
Maturity greater than ten years	0.7	0.4
Total	$19.8	$19.5
Trading Securities. The company maintains additional investments in a diverse portfolio of mutual funds related to its non-qualified deferred compensation plans (note 11). The fair value of these securities was $55.1 million and $49.6 million at December 31, 2014 and 2013, respectively.
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
Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared credit default swap and interest rate swap contracts, the maximum exposure related to CME's guarantee would be one full day of changes in fair value of all open positions, before considering CME's ability to access defaulting clearing firms' collateral. During 2014, the clearing houses transferred an average of approximately $3.0 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing houses reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2014.
At December 31, 2014, performance bond and guaranty fund contribution assets on the consolidated balance sheets include cash and U.S. Treasury securities with maturity dates of 90 days or less. U.S. Treasury securities are purchased by CME, at its discretion, using cash collateral. The benefits, including interest earned, and risks of ownership accrue to CME. Interest earned is included in investment income on the consolidated statements of income. At December 31, 2014, the amortized cost and fair value of the U.S. Treasury securities were both $16.7 billion. The U.S. Treasury securities will mature during the first quarter of 2015. Securities deposited by the clearing firms are not reflected in the consolidated financial statements and the clearing houses do not earn any interest on these deposits. These balances may fluctuate significantly over time due to investment choices available to clearing firms and changes in the amount of contributions required.

CME Clearing
Clearing firms, at their option, may instruct CME to deposit the cash held by CME into one of the IEF programs. The total principal in the IEF programs was $16.4 billion at December 31, 2014 and $19.4 billion at December 31, 2013. The consolidated statements of income reflect management fees earned under the IEF programs of $14.9 million, $13.9 million and $10.6 million during 2014, 2013 and 2012, respectively. These fees are included in other revenues.
CME and The Options Clearing Corporation (OCC) have a perpetual cross-margin arrangement, whereby a clearing firm may maintain a cross-margin account in which a CME clearing firm's positions in certain equity index futures and options are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or CME's proportionate share per that agreement. If a participating firm defaults, the gain or loss on the liquidation of the firm's open position and the proceeds from the liquidation of the cross-margin account would be allocated 50% each to CME and OCC. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2014.
In addition, CME has perpetual cross-margin agreements with Fixed Income Clearing Corporation (FICC) whereby the clearing firms' offsetting positions with CME and FICC are subject to reduced performance bond requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC, each clearing house may reduce that firm's performance bond requirements. In the event of a firm default, the total liquidation net gain or loss on the firm's offsetting open positions and the proceeds from the liquidation of the performance bond collateral held by each clearing house's supporting offsetting positions would be divided evenly between CME and FICC. Additionally, if, after liquidation of all the positions and collateral of the defaulting firm at each respective clearing organization, and taking into account any cross-margining loss sharing payments, any of the participating clearing organizations has a remaining liquidating surplus, and any other participating clearing organization has a remaining liquidating deficit, any additional surplus from the liquidation would be shared with the other clearing house to the extent that it has a remaining liquidating deficit. Any remaining surplus funds would be passed to the bankruptcy trustee. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2014.
Each CME clearing firm for futures and options is required to deposit and maintain specified guaranty fund contributions in the form of cash or approved securities. In the event that performance bonds, guaranty fund contributions and other assets required to support clearing membership of a defaulting CME clearing firm are inadequate to fulfill that clearing firm's outstanding financial obligation, the base guaranty fund for contracts other than credit default and interest rate swaps is available to cover potential losses after first utilizing $100.0 million of corporate contributions designated by CME to be used in the event of a default of a clearing firm for the base guaranty fund.
CME maintains separate guaranty funds to support the clearing firms that clear interest rate swap products and credit default swap products. The funds for interest rate swaps and credit default are independent of the base guaranty fund and are isolated to clearing firms for products in the respective asset class. Each clearing firm for cleared interest rate swaps and cleared credit default swaps is required to deposit and maintain specified guaranty fund contributions in the form of cash or approved securities. In the event that performance bonds, guaranty fund contributions and other assets required to support clearing membership of a defaulting clearing firm for cleared interest rate swap contracts are inadequate to fulfill that clearing firm's outstanding financial obligation, the interest rate swaps contracts guaranty fund is available to cover potential losses after first utilizing $150.0 million of corporate contributions designated by CME to be used in the event of a default of a cleared interest rate swap clearing firm. In the event that performance bonds, guaranty fund contributions and other assets required to support clearing membership of a defaulting clearing firm for cleared credit default swap contracts are inadequate to fulfill that clearing firm's outstanding financial obligation, the credit default swaps contracts guaranty fund is available to cover potential losses after first utilizing corporate contributions designated by CME to be used in the event of default of a cleared credit default swap clearing firm, which is equal to the greater of $50.0 million and 5% of the credit default swap guaranty fund, up to a maximum of $100.0 million.
CME maintains a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by CME Clearing. CME may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between CME and its clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $7.0 billion. At December 31, 2014, guaranty fund contributions available for CME clearing firms were $6.6 billion. CME has the option to request an increase in the line from $7.0 billion to $10.0 billion, subject to the approval of participating banks. In addition to the 364-day fully secured, committed multi-currency line of credit, the company also has the option to use the $1.8 billion multi-currency revolving senior credit facility to provide liquidity for the clearing house in the unlikely event of default.

CMECE
The company maintains a guaranty fund for CMECE commodity and foreign exchange clearing firms. In the unlikely event of default by a CMECE clearing firm, the company would first apply assets of the defaulting clearing firm to satisfy its payment obligations. These assets include the defaulting firm's performance bonds and guaranty fund contributions. Thereafter, if the default remains unsatisfied after first applying assets of the defaulting clearing firm to satisfy its payment obligation, the company would use guaranty fund contributions of $57.0 million of CMECE funds. At December 31, 2014, clearing firms contributed $10.0 million to the commodity and foreign exchange guaranty fund. CMECE will still use at least $20.0 million of CMECE funds in addition to the commodity or foreign exchange clearing firms' guaranty fund contributions in the event of a default.
The company also maintains a guaranty fund for CMECE interest rate swap clearing firms. In the unlikely event of default by a CMECE clearing firm, the company would first apply assets of the defaulting clearing firm to satisfy its payment obligations. These assets include the defaulting firm's performance bonds and guaranty fund contributions. If the default remains unsatisfied, the company would apply guaranty fund contributions of $50.5 million for interest rate swap clearing firms that will be contributed by CMECE. Interest rate swap clearing firm contributions to the interest rate swap guaranty fund totaled $101.1 million at December 31, 2014.
CME is required under the Commodity Exchange Act in the United States to segregate cash and securities deposited by clearing firms on behalf of its customers. In addition, CME requires segregation of all funds deposited by its clearing firms from operating funds. CMECE holds cash and securities deposited by clearing firms in segregated accounts, and maintains distinct accounts for its own operating funds.
Cash and non-cash deposits held as performance bonds and guaranty fund contributions at fair value at December 31 for CME and CMECE were as follows:

	2014		2013
(in millions)	Cash	Non-Cash Deposits and IEF Funds	Cash	Non-Cash Deposits and IEF Funds
Performance bonds[1]	$38,729.0	$93,972.7	$20,060.1	$88,152.3
Guaranty fund contributions	1,719.9	5,699.0	1,290.1	4,834.8
Cross-margin arrangements	102.2	91.2	3.1	76.5
Performance collateral for delivery	15.7	2.1	1.8	2.6
Total	$40,566.8	$99,765.0	$21,355.1	$93,066.2
(1) Cash performance bonds include cash collateral reinvested in U.S. Treasury securities.
Performance bonds and guaranty fund contributions include collateral for clearing firms for both clearing houses. Cross-margin arrangements include collateral for the cross-margin accounts with OCC and FICC. The performance bond collateral for delivery includes deposits to meet CBOT delivery requirements.
Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $224.2 million and $115.6 million at December 31, 2014 and 2013, respectively. Intraday settlements may be invested on an overnight basis and are offset by an equal liability owed to clearing firms.
In addition to cash, securities and other non-cash deposits, irrevocable letters of credit may be used as performance bond deposits for clearing firms. At December 31, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in millions)	2014	2013
Performance bonds	$2,441.9	$3,453.1
Guaranty fund contributions	25.0	25.0
Cross-margin arrangements	5.5	—
Performance collateral for delivery	950.4	1,005.5
Total Letters of Credit	$3,422.8	$4,483.6
All cash, securities and letters of credit posted as performance bonds are only available to meet the financial obligations of that clearing firm to the clearing houses.

5. PROPERTY
A summary of the property accounts at December 31 is presented below:

(in millions)	2014	2013	Estimated Useful Life
Land and land improvements	$17.7	$20.1	10 - 20 years (1)
Building and building improvements	273.5	280.0	3 - 39 years
Leasehold improvements	219.1	218.6	3 - 24 years
Furniture, fixtures and equipment	360.1	352.1	2 - 7 years
Software and software development costs	379.5	321.0	2 - 4 years
Total property	1,249.9	1,191.8
Less accumulated depreciation and amortization	(741.0)	(678.4)
Property, net	$508.9	$513.4
(1) Estimated useful life applies only to land improvements.
In November 2013, CME Group sold its building in New York for $200.0 million resulting in a net loss of $27.1 million. At the time of the sale, the company leased back a portion of the property. The company recognized the loss as an operating expense in 2013.
6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consisted of the following at December 31:

	2014			2013
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(658.8)	$2,180.0	$2,838.8	$(563.2)	$2,275.6
Technology-related intellectual property	29.4	(23.5)	5.9	33.8	(19.8)	14.0
Other	2.4	(0.9)	1.5	2.4	(0.8)	1.6
Total amortizable intangible assets	$2,870.6	$(683.2)	2,187.4	$2,875.0	$(583.8)	2,291.2

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets—other, net			$2,637.4			$2,741.2
Trading products (1)			$17,175.3			$17,175.3
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
The originally assigned useful lives for the amortizable intangible assets as of December 31, 2014 are as follows:

Clearing firm, market data and other customer relationships	5 - 30 years
Technology-related intellectual property	4 - 5 years
Other	3 - 24.5 years

Total amortization expense for intangible assets was $100.6 million, $103.0 million and $116.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)
2015	$99.5
2016	96.1
2017	95.5
2018	94.7
2019	94.7
Thereafter	1,706.9
Goodwill activity consisted of the following for the years ended December 31, 2014 and 2013:

(in millions)	Balance at December 31, 2013	Business Combinations	Divestitures	Other Activity	Balance at December 31, 2014
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,462.2	—	—	—	2,462.2
Other	71.1	—	—	—	71.1
Total Goodwill	$7,569.0	$—	$—	$—	$7,569.0
(in millions)	Balance at December 31, 2012	Business Combinations	Divestitures	Other Activity	Balance at December 31, 2013
CBOT Holdings	$5,035.7	$—	$—	$—	$5,035.7
NYMEX Holdings	2,462.2	—	—	—	2,462.2
Other	69.0	—	—	2.1	71.1
Total Goodwill	$7,566.9	$—	$—	$2.1	$7,569.0
7. LONG-TERM INVESTMENTS
The company maintains various long-term investments as described below. The investments are recorded in other assets in the consolidated balance sheets.
BM&FBOVESPA S.A. The company owns an approximate 5% interest in BM&FBOVESPA S. A. (BM&FBOVESPA). BM&FBOVESPA is a stock and derivatives exchange in Brazil. The company accounts for its investment in BM&FBOVESPA as an available-for-sale security. The fair value of the investment was $410.8 million and $473.1 million at December 31, 2014 and 2013, respectively. The cost basis of the investment was $405.7 million and $356.9 million at December 31, 2014 and 2013, respectively. The company and BM&FBOVESPA have entered into several agreements including co-location, licensing, order routing and technology development arrangements.
Bolsa Mexicana de Valores, S.A.B de C.V. In March 2010, the company acquired an approximate 2% interest in Bolsa Mexicana de Valores, S.A.B. de C.V. (Bolsa Mexicana), a financial exchange operator in Mexico. The company accounts for its investment in Bolsa Mexicana stock as an available-for-sale security. The fair value of the investment in Bolsa Mexicana at December 31, 2014 and 2013 was $21.2 million and $26.8 million, respectively. The cost basis of the investment was $17.3 million at December 31, 2014 and 2013. The company and Bolsa Mexicana maintain a strategic partnership that includes an order routing agreement for derivative products.
Bursa Malaysia Derivatives Berhad. The company owns a 25% interest in Bursa Malaysia Derivatives Berhad (Bursa Malaysia), and accounts for its investment in Bursa Malaysia using the equity method of accounting. The company's investment in Bursa Malaysia was $27.6 million at December 31, 2014. The company and Bursa Malaysia have entered into several agreements including agreements to provide licensing, order routing and trade matching services.
DME Holdings Limited. The company owns an approximate 50% interest in DME Holdings Limited (DME Holdings), and accounts for its investment in DME Holdings using the equity method of accounting. The company's investment in DME Holdings was $7.6 million at December 31, 2014. The company and DME Holdings maintain an agreement for Dubai Mercantile Exchange (DME) futures contracts to be exclusively traded on the CME Globex platform.
S&P/DJI Indices LLC. The company owns a 27% interest in S&P/DJI and accounts for its investment in S&P/DJI using the equity method of accounting. The company's investment in S&P/DJI was $962.2 million at December 31, 2014. The company has long-term exclusive licensing agreements with S&P/DJI to list products based on the Standard & Poor's Indices and on Dow Jones Indices.
8. DEBT
Short-term debt consisted of the following at December 31:

(in millions)	2014	2013
$750.0 million fixed rate notes due February 2014, stated rate of 5.75%	$—	$749.9
Total short-term debt	$—	$749.9
Long-term debt consisted of the following at December 31:

(in millions)	2014	2013
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%(1)	$611.0	$610.5
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (2)	748.2	748.0
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	748.7	748.7
Total long-term debt	$2,107.9	$2,107.2
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

Long-term debt maturities, at par value, were as follows as of December 31, 2014:

(in millions)	Par Value
2015	$—
2016	—
2017	—
2018	612.5
2019	—
Thereafter	1,500.0
The fair value of the fixed-rate notes due 2018, which are classified as level 3 under the fair value hierarchy, was derived using a standard valuation model with market-based observable inputs including U.S. Treasury yields and interest rate spreads. The fair values of the fixed-rate notes due 2022 and 2043, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. For further information on the three-level classification hierarchy of fair value measurements, see note 19. At December 31, 2014, the fair values of the fixed-rate notes by maturity date were as follows:

(in millions)	Fair Value
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%	$650.5
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	763.0
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	913.4
9. DERIVATIVE INVESTMENTS
The company mitigates certain financial exposures to interest rate risk through the use of derivative financial instruments as part of its risk management program. All derivatives have been designated as cash flow hedges.
In December 2014, the company entered into a forward-starting interest rate swap contract, with a notional value of $500.0 million, to hedge the risk of changes in underlying benchmark interest rates associated with the expected issuance of fixed rate debt in 2015. In August 2012, the company entered into two forward-starting interest rate swap contracts, with an aggregate notional value of $1.5 billion, to hedge the risk of changes in underlying benchmark interest rates associated with issuances of fixed rate debt. One of these swap contracts was settled in conjunction with the issuance of fixed rate debt in September 2012. The other swap contract was settled in conjunction with the issuance of the fixed rate debt in September 2013. The hedges were considered highly effective. The effective portion is included in other comprehensive income and is being amortized over the term of the debt.
The fair value and location of outstanding derivative instruments in the consolidated balance sheet were as follows at December 31:

(in millions)	Balance Sheet Location	2014	2013
Interest rate contract	Other current liabilities	$2.3	$—
The pre-tax effect of derivative instruments on the consolidated statements of income as well as accumulated other comprehensive income (OCI) within the consolidated statements of comprehensive income and consolidated statements of shareholders' equity for the years ended December 31, 2014 and 2013 were as follows:

	Gains (Losses) Recognized in OCI (Effective Portion)		(Gains) Losses Reclassified from Accumulated OCI (Effective Portion)			Gains (Losses) Recognized in Income (Ineffective Portion)
(in millions)	2014	2013	Location	2014	2013	Location	2014	2013
Interest rate contracts	$(2.3)	$128.8	Interest and other borrowing costs	$(1.5)	$1.6	Gains (losses) on derivative investments	$—	$—
At December 31, 2014, the company expects to reclassify $1.4 million of net gains on derivative instruments from accumulated other comprehensive income to net income as a net reduction to interest expense during the next twelve months.
10. INCOME TAXES
Income before income taxes and the income tax provision consisted of the following for the years ended December 31. The company is subject to regulation under a wide variety of U.S., federal, state and foreign tax laws and regulations.

(in millions)	2014	2013	2012
Income before income taxes:
Domestic	$1,783.7	$1,599.2	$1,703.5
Foreign	(12.3)	1.8	(10.1)
Total	$1,771.4	$1,601.0	$1,693.4
Income tax provision:
Current:
Federal	$526.4	$491.9	$585.2
State	36.5	128.8	117.6
Foreign	2.7	8.2	1.7
Total	565.6	628.9	704.5
Deferred:
Federal	47.1	(157.6)	50.3
State	32.4	153.4	37.0
Foreign	(0.6)	(1.8)	(5.1)
Total	78.9	(6.0)	82.2
Total Income Tax Provision	$644.5	$622.9	$786.7

Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	2014	2013	2012
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.6	4.8	4.8
Domestic production activities deduction	(1.4)	(7.7)	—
Increase (decrease) in domestic valuation allowance	0.1	0.6	—
Impact of revised state and local apportionment estimates	1.1	6.6	1.0
Deferred taxes associated with McGraw venture and CMA sale	—	—	6.3
Other, net	—	(0.4)	(0.6)
Effective Tax Rate	36.4%	38.9%	46.5%
In 2014, the effective tax rate was higher than the statutory tax rate largely due to state income taxes and the impact of revised state and local apportionment factors on the company's deferred tax expense. However, the state income tax expense was reduced for benefits achieved in various settlements of state and local income tax audits. The effective tax rate was primarily reduced by the Section 199 Domestic Productions Activities Deduction (Section 199 deduction). This deduction is related to certain activities performed by the company's electronic platform.
In 2013, the effective tax rate was higher than the statutory tax rate due to changes in estimate of state and local income tax apportionment factors.  The changes in estimate of state and local income tax apportionment factors significantly impacted the company’s deferred tax expense and expense related to uncertain tax positions. The increase in effective tax rate was partially offset by benefits accrued for the Section 199 deduction.  The benefits accrued include the 2013 estimated benefit as well as benefits accrued for prior periods in which tax returns have been filed claiming the deduction or are expected to be filed claiming the deduction.
In 2012, the effective tax rate was higher than the statutory tax rate because of an increase to the income tax provision due to the establishment of deferred income tax liabilities associated with the McGraw venture.
At December 31, deferred income tax assets (liabilities) consisted of the following:

(in millions)	2014	2013
Net Current Deferred Income Tax Assets:
Unrealized loss on securities	$3.0	$3.0
Stock-based compensation	19.2	19.1
Accrued expenses and other	2.2	30.2
Net Current Deferred Income Tax Assets	$24.4	$52.3
Net Non-Current Deferred Income Tax Assets:
Domestic unrealized loss on investment in BM&FBOVESPA	$101.7	$59.7
Foreign losses	19.7	18.8
Domestic losses	7.3	8.5
Stock-based compensation	30.7	49.3
Deferred compensation and other benefit plans	38.1	23.8
Property	44.3	35.2
Unrealized losses on securities	16.5	22.9
Accrued expenses and other	—	13.8
Subtotal	258.3	232.0
Valuation allowance	(99.2)	(47.5)
Total non-current deferred income tax assets	159.1	184.5
Non-Current Deferred Income Tax Liabilities:
Purchased intangible assets	(7,448.2)	(7,434.2)
Other	(13.6)	—
Total non-current deferred income tax liabilities	(7,461.8)	(7,434.2)
Net Non-Current Deferred Income Tax Liabilities	$(7,302.7)	$(7,249.7)

A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred income tax assets may not be realized. The ultimate realization of the deferred income tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
At December 31, 2014 and 2013, the company had domestic and foreign income tax loss carry forwards of $118.9 million and $117.3 million, respectively. These amounts primarily related to losses from the acquisition of Swapstream Limited and its affiliates, the acquisition of Pivot, Inc., and losses incurred in the operation of various foreign entities. At December 31, 2014 and 2013, the company also had net built-in, unrealized capital losses of $317.7 million and $223.4 million, respectively. At December 31, 2014 and 2013, the company determined that it was not more-likely-than-not that deferred income tax assets related to the acquisition of Swapstream Limited and its affiliates, other deferred income tax assets created from the start-up of various foreign operations and certain built-in losses will be fully realized. As a result, valuation allowances of $99.2 million and $47.5 million were recorded at December 31, 2014 and 2013, respectively.
The following is a summary of the company’s unrecognized tax benefits:

(in millions)	2014	2013	2012
Gross unrecognized tax benefits	$187.6	$231.6	$37.7
Unrecognized tax benefits, net of tax impacts in other jurisdictions	160.8	183.3	24.5
Unrecognized interest and penalties related to uncertain tax positions	11.0	42.5	20.1
Interest and penalties recognized in the consolidated statements of income	(12.5)	22.4	3.0
The company does not believes it is reasonably possible that within the next twelve months, unrecognized domestic tax benefits will change by a significant amount.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in millions)	2014	2013	2012
Balance at January 1	$231.6	$37.7	$36.8
Additions based on tax positions related to the current year	30.5	26.1	5.3
Additions for tax positions of prior years	24.9	168.4	3.2
Reductions for tax positions of prior years	(51.8)	(0.4)	(2.0)
Reductions resulting from the lapse of statutes of limitations	—	(0.2)	(2.2)
Settlements with taxing authorities	(47.6)	—	(3.4)
Balance at December 31	$187.6	$231.6	$37.7
The company is subject to U.S. federal income tax as well as income taxes in Illinois and multiple other state, local and foreign jurisdictions.  As of December 31, 2014, substantially all federal and state income tax matters had been concluded through 2007 and 2006, respectively.
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
The following is a summary of the change in projected benefit obligation:

(in millions)	2014	2013
Balance at January 1	$175.7	$181.6
Service cost	17.1	18.0
Interest cost	9.6	7.9
Actuarial (gain) loss	30.1	(23.4)
Benefits paid	(8.8)	(8.4)
Balance at December 31	$223.7	$175.7
The aggregate accumulated benefit obligation was $195.6 million and $154.8 million at December 31, 2014 and 2013, respectively.

The following is a summary of the change in fair value of plan assets:

(in millions)	2014	2013	2012
Balance at January 1	$193.6	$183.9	$149.1
Actual return on plan assets	14.3	18.1	16.4
Employer contributions	26.0	—	28.0
Benefits paid	(8.8)	(8.4)	(9.6)
Balance at December 31	$225.1	$193.6	$183.9
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

(in millions)	2014	2013
Level 2:
Money market funds	$27.2	$4.4
Mutual funds:
Fixed income	67.2	60.7
U.S. equity	63.4	59.6
Foreign equity	57.6	59.7
Commodity	9.7	9.2
Total	$225.1	$193.6
At December 31, 2014 and 2013, the fair value of pension plan assets exceeded the projected benefit obligation by $1.4 million and $17.9 million, respectively. This excess was recorded as a non-current pension asset in other assets in the consolidated balance sheet.
CME's funding goal is to have its pension plan 100% funded at each year-end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2014 assumptions have been used to project the assets and liabilities from December 31, 2014 to December 31, 2015. The result of this projection is that estimated liabilities would exceed the fair value of the plan assets at December 31, 2015 by approximately $21.8 million. Accordingly, it is estimated that a $21.8 million contribution in 2015 will allow the company to meet its funding goal.
The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate are indicated below:

(in millions)	2014	2013	2012
Components of Net Pension Expense:
Service cost	$17.1	$18.0	$16.0
Interest cost	9.6	7.9	7.9
Expected return on plan assets	(14.0)	(13.3)	(11.0)
Recognized net actuarial loss	0.6	3.1	2.5
Net Pension Expense	$13.3	$15.7	$15.4
Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	4.20%	5.10%	4.10%
Rate of compensation increase	5.00	5.00	5.00
Cash balance interest crediting rate	4.00	4.00	4.00
Assumptions Used to Determine Net Pension Expense:
Discount rate	5.10%	4.10%	5.00%
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	7.50	7.50	7.75
Interest crediting rate	4.00	4.00	4.00

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

	2014	2013
Fixed income	29.8%	31.4%
U.S. equity	28.2	30.8
Foreign equity	25.6	30.8
Money market funds	12.1	2.3
Commodity	4.3	4.7
The range of target allocation percentages for 2015 is as follows:

	Minimum	Maximum
Fixed income	33.0%	45.0%
U.S. equity	23.5	35.0
Foreign equity	23.5	35.0
Commodity	2.0	8.0
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
The pre-tax balance and activity of the prior service costs and actuarial losses for the pension plan, which are included in other comprehensive income (loss), for 2014 are as follows:

(in millions)	Prior Service Costs	Actuarial Loss
Balance at January 1	$0.1	$22.5
Unrecognized net loss	—	29.7
Recognized as a component of net pension expense	—	(0.6)
Balance at December 31	$0.1	$51.6
The company expects to amortize $2.6 million of actuarial loss and prior service costs from accumulated other comprehensive income (loss) into net periodic benefit costs in 2015.

At December 31, 2014, anticipated benefit payments from the plan in future years are as follows:

(in millions)
2015	$13.8
2016	14.8
2017	15.7
2018	17.3
2019	18.4
2020-2024	108.5
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
Aggregate expense for all of the defined contribution savings plans amounted to $11.2 million, $9.9 million and $8.9 million in 2014, 2013 and 2012, respectively.
CME Non-Qualified Plans. CME maintains non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the exchange and totaled $55.1 million and $49.6 million at December 31, 2014 and 2013 respectively. Although the value of the plans is recorded as an asset in marketable securities in the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense.
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
COMEX Members' Retirement Plan and Benefits. COMEX maintains a non-qualified retirement and benefit plan under the COMEX Members' Recognition and Retention Plan (MRRP). This plan provides benefits to certain members of the COMEX division based on long-term membership, and participation is limited to individuals who were COMEX division members prior to NYMEX's acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of this acquisition. Under the terms of the MRRP, the company is required to fund the plan with a minimum annual contribution of $0.8 million until it is fully funded. All benefits to be paid under the MRRP are based on reasonable actuarial assumptions which are based upon the amounts that are available and are expected to be available to pay benefits. Total contributions to the plan were $0.8 million for each the years 2012 through 2014. At December 31, 2014 and 2013, the obligation for the MRRP totaled $21.2 million and $20.3 million, respectively. Assets with a fair value of $20.0 million and $19.2 million have been allocated to this plan at December 31, 2014 and 2013, respectively, and are included in marketable securities and cash and cash equivalents in the consolidated balance sheets. The balances in this plan are subject to the claims of general creditors of COMEX.
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

At December 31, 2014, future minimum payments under non-cancellable operating leases were payable as follows (in millions):

Year
2015	$59.1
2016	47.8
2017	42.4
2018	42.0
2019	41.6
Thereafter	221.7
Total	$454.6
Total rental expense, including equipment rental, was $51.0 million in 2014, $28.6 million in 2013 and $25.3 million in 2012.
Other Commitments. Commitments include material contractual purchase obligations that are non-cancellable. Purchase obligations relate to advertising, licensing, hardware, software and maintenance as well as telecommunication services. At December 31, 2014, future minimum payments due under purchase obligations were payable as follows (in millions):

Year
2015	$14.6
2016	9.8
2017	9.2
2018	8.3
2019	1.2
Thereafter	2.3
Total	$45.4
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
In 2009, CME and CBOT filed a complaint against Howard Garber in the Northern District of Illinois seeking a declaratory judgment that neither CME nor CBOT infringed the Garber patent, which relates to electronic market makers, and that the patent is invalid and unenforceable. The Technology Research Group (TRG) was substituted for Mr. Garber in 2009 and TRG filed counterclaims alleging patent infringement and other related claims. In 2011, the case was dismissed with the right to reinstate pending the outcome of a reexamination by the USPTO. In August and October 2013, the USPTO issued actions resulting in the rejection of all TRG’s claims, completing the reexamination process. In January 2014, TRG appealed the decision of the USPTO. In November 2014, Patent Trial and Appeal Board confirmed the rejection of all claims in the patent.

In February 2015, the USPTO published an Intent to Issue a Reexamination Certificate canceling all claims in the Garber patent and indicating that the period for appeal has expired. As a result, the matter is resolved.
The Fifth Market legal matter involves an alleged infringement of intellectual property which, due to its nature, involves a potential liability that is uncertain, difficult to quantify and involves a wide range of potential outcomes. The company believes that the matter is without merit, and the company intends to defend itself vigorously against the claim. We expect the re-examination by the USPTO in the Fifth Market matter, including any appeals thereof, to result in a determination of the validity of the patent at issue which we expect will have an impact on the merits of the matter. Given the uncertainty of factors which may potentially impact the resolution of the matter, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible loss in the unlikely event it were found to be liable at trial in the matter.
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
At December 31, 2014 and 2013, the company had accrued $4.3 million and $11.3 million, respectively, for legal and regulatory matters that were probable and estimable.
Intellectual Property Indemnifications. Certain agreements with customers and other third parties related to accessing the CME platforms, utilizing market data services and licensing CME SPAN software may contain indemnifications from intellectual property claims that may be made against them as a result of their use of the applicable products and/or services. The potential future claims relating to these indemnifications cannot be estimated and therefore no liability has been recorded.
14. GUARANTEES
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2015. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of its intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable, standby letters of credit. At December 31, 2014, CME was contingently liable to SGX on irrevocable letters of credit totaling $410.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2014.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund has an aggregate maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2014.

15. REDEEMABLE NON-CONTROLLING INTEREST
The following summarizes the changes in redeemable non-controlling interest for the years presented. Non-controlling interests that do not contain redemption features are presented in the statements of equity.

(in millions)	2013	2012
Balance at January 1	$80.8	$70.3
Total comprehensive income attributable to redeemable non-controlling interest	1.5	10.5
Purchase of non-controlling interest	(82.3)	—
Balance at December 31	$—	$80.8
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
16. CAPITAL STOCK
Shares Outstanding. The following table presents information regarding capital stock:

	December 31,
(in thousands)	2014	2013
Class A common stock authorized	1,000,000	1,000,000
Class A common stock issued and outstanding	335,452	333,852
Class B-1 common stock authorized, issued and outstanding	0.6	0.6
Class B-2 common stock authorized, issued and outstanding	0.8	0.8
Class B-3 common stock authorized, issued and outstanding	1.3	1.3
Class B-4 common stock authorized, issued and outstanding	0.4	0.4
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

Election of Directors. The CME Group Board of Directors is currently comprised of 24 members. Holders of Class B-1, Class B-2 and Class B-3 common stock have the right to elect six directors, of which three are elected by Class B-1 shareholders, two are elected by Class B-2 shareholders and one is elected by Class B-3 shareholders. The remaining directors are elected by the Class A and Class B shareholders voting as a single class.
Dividends. Holders of Class A and Class B common stock of CME Group are entitled to receive proportionately such dividends, if any, as may be declared by the CME Group board of directors.
CME Group Omnibus Stock Plan. CME Group has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A common stock shares have been reserved for awards under the plan. Awards totaling 23.1 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2014 (note 17).
CBOT Holdings Long-Term Equity Incentive Plan. In connection with the merger with CBOT Holdings, CME Group assumed CBOT Holdings' 2005 Long-Term Equity Incentive Plan. Under the plan, stock-based awards may be made to certain directors, officers and other key employees or individuals. A total of 2.3 million shares have been reserved for awards under the plan. In connection with receiving shareholder approval to increase the amount of authorized shares under the CBOT Omnibus Stock Plan in May 2009, the company undertook to freeze future awards under this plan. As a result, 1.6 million shares that remained authorized for future awards under this plan were frozen.
NYMEX Holdings Omnibus Long-Term Incentive Plan. In connection with the merger with NYMEX Holdings, CME Group assumed NYMEX Holdings' 2006 Omnibus Long-Term Incentive Plan (NYMEX Omnibus Stock Plan). Under the plan, stock-based awards may be made to any director, officer or employee of the company and other key individuals providing services to the company. A total of 5.0 million shares have been reserved for awards under the plan. In connection with receiving shareholder approval to increase the amount of authorized shares under the NYMEX Omnibus Stock Plan in May 2009, the company undertook to freeze future awards under this plan. As a result, 3.5 million shares that remained authorized for future awards under this plan were frozen.
Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. A total of 625,000 Class A shares have been reserved under this plan, and approximately 294,000 shares have been awarded through December 31, 2014.
Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. A total of 500,000 Class A shares have been reserved under this plan, of which approximately 201,000 shares have been purchased through December 31, 2014 (note 17).
17. STOCK-BASED PAYMENTS
CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A shares have been reserved for awards under the plan. Awards totaling 23.1 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2014. Awards granted before 2009 generally vest over a five-year period, with 20% vesting one year after the grant date and on that same date in each of the following four years. Beginning in 2009, awards granted generally vest over a four-year period, with 25% vesting one year after the grant date and on that same date in each of the following three years.
Total compensation expense for stock-based payments and total income tax benefit recognized in the consolidated statements of income for stock-based awards were as follows:

(in millions)	2014	2013	2012
Compensation expense	$55.0	$54.4	$61.4
Income tax benefit recognized	19.5	20.0	22.5
Excluding estimates of future forfeitures, at December 31, 2014, there was $114.5 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. This expense is expected to be recognized over a weighted average period of 2.1 years.

Stock options have not been granted since 2012. The Black-Scholes fair value of each option grant was calculated using the following assumptions:

Grant Year
2012
Dividend yield	4.2%-4.5%
Expected volatility	40%-41%
Risk-free interest rate	0.8%-1.5%
Expected life	5.0 to 6.2 years
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
The following table summarizes stock option activity for 2014. Aggregate intrinsic value is in millions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,191,594	$67	4.9	$70.4
Exercised	(1,030,952)	52
Cancelled	(149,375)	76
Outstanding at December 31, 2014	3,011,267	72	3.7	60.1
Exercisable at December 31, 2014	2,761,127	74	3.5	51.5
The weighted average grant date fair value of options granted during 2012 was $13 per share. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $29.5 million, $35.3 million and $19.0 million, respectively.
In 2014, the company granted 731,159 shares of restricted Class A common stock and 5,796 shares of restricted stock units. Restricted common stock and restricted stock units generally have a vesting period of two to four years. The fair value related to these grants was $58.6 million, which is recognized as compensation expense on an accelerated basis over the vesting period. Beginning with restricted stock grants in September 2010, dividends are accrued on restricted Class A common stock and restricted stock units and are paid once the restricted stock vests. In 2014, the company also granted 211,785 performance shares. The fair value related to these grants was $18.8 million, which is recognized as compensation expense on an accelerated and straight-lined basis over the vesting period. The vesting of these shares is contingent on meeting stated performance or market conditions.
The following table summarizes restricted stock, restricted stock units, and performance shares activity for 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	2,085,251	$63
Granted	948,740	82
Vested	(511,575)	60
Cancelled	(424,108)	64
Outstanding at December 31, 2014	2,098,308	72
The total fair value of restricted stock, restricted stock units, and performance shares that vested during 2014, 2013 and 2012 was $40.5 million, $31.9 million and $20.9 million, respectively.
Eligible employees may acquire shares of Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the NASDAQ Global Select Market. Compensation expense is recognized on the dates of purchase for the discount from the closing price. In 2014, 2013 and 2012, a total of 23,678, 18,632 and 27,768 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.2 million, $0.1 million and $0.1 million for the purchase discount was recognized in 2014, 2013 and 2012, respectively.
Beginning in 2014, non-executive directors receive an annual award of Class A common stock with a value equal to $100,000. Non-executive directors may also elect to receive some or all of the cash portion of their annual stipend, up to $60,000, in shares of stock based on the closing price at the date of distribution. As a result, 33,735, 27,168 and 40,260 shares of Class A common stock were issued to non-executive directors during 2014, 2013 and 2012, respectively. These shares are not subject to any vesting restrictions. Expense of $2.1 million, $2.1 million and $2.2 million related to these stock-based payments was recognized for the years ended December 31, 2014, 2013 and 2012, respectively.
18. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present changes in the accumulated balances for each component of other comprehensive income attributable to CME Group, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2013	$98.9	$(12.8)	$65.0	$0.9	$152.0
Other comprehensive income before reclassifications and income tax benefit (expense)	(116.6)	(30.0)	(2.3)	(5.2)	(154.1)
Amounts reclassified from accumulated other comprehensive income	—	0.3	(1.5)	—	(1.2)
Income tax benefit (expense)	(5.2)	11.2	1.4	2.1	9.5
Net current period other comprehensive income attributable to CME Group	(121.8)	(18.5)	(2.4)	(3.1)	(145.8)
Balance at December 31, 2014	$(22.9)	$(31.3)	$62.6	$(2.2)	$6.2

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2012	$256.7	$(32.4)	$(16.4)	$1.4	$209.3
Other comprehensive income before reclassifications and income tax benefit (expense)	(221.0)	28.4	128.8	(0.8)	(64.6)
Amounts reclassified from accumulated other comprehensive income	(0.7)	3.2	1.6	—	4.1
Income tax benefit (expense)	63.9	(12.0)	(49.0)	0.3	3.2
Net current period other comprehensive income attributable to CME Group	(157.8)	19.6	81.4	(0.5)	(57.3)
Balance at December 31, 2013	$98.9	$(12.8)	$65.0	$0.9	$152.0

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2011	$148.4	$(26.1)	$(1.2)	$(9.5)	$111.6
Other comprehensive income before reclassifications and income tax benefit (expense)	174.7	(13.0)	(25.3)	(1.3)	135.1
Ineffectiveness on cash flow hedges	—	—	0.1	—	0.1
Amounts reclassified from accumulated other comprehensive income (1)	(1.8)	2.5	1.0	18.4	20.1
Income tax benefit (expense)	(64.6)	4.2	9.0	(6.2)	(57.6)
Net current period other comprehensive income attributable to CME Group	108.3	(6.3)	(15.2)	10.9	97.7
Balance at December 31, 2012	$256.7	$(32.4)	$(16.4)	$1.4	$209.3

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
Assets and liabilities included in level 2 generally consist of asset-backed securities and interest rate swap contracts. Asset-backed securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings. The company determined the fair value of its interest rate swap contracts using standard valuation models with market-based observable inputs including forward and spot exchange rates and interest rate curves.
The company determined the fair value of its contingent consideration liabilities, considered level 3 liabilities, using a discounted cash flow model to calculate the present value of future payouts. The liabilities were included in level 3 because management used significant unobservable inputs, including a discount rate of 20% and payout probabilities ranging from 0% to 100%. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value.
Financial assets and liabilities recorded in the consolidated balance sheet as of December 31, 2014 and 2013 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$19.1	$—	$—	$19.1
Mutual funds	55.1	—	—	55.1
Equity securities	0.1	—	—	0.1
Asset-backed security	—	0.4	—	0.4
Total	74.3	0.4	—	74.7
Performance bonds and guaranty fund contributions:
U.S. Treasury securities (1)	16,699.7	—	—	16,699.7
Equity investments	432.1	—	—	432.1
Total Assets at Fair Value	$17,206.1	$0.4	$—	$17,206.5
Liabilities at Fair Value:
Interest rate swap contract	$—	$2.3	$—	$2.3
Contingent consideration	—	—	17.7	17.7
Total Liabilities at Fair Value	$—	$2.3	$17.7	$20.0
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet at December 31, 2014 include cash collateral that has been invested in U.S. Treasury securities.

	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$18.3	$—	$—	$18.3
Mutual funds	49.6	—	—	49.6
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.4	—	0.4
Total	68.0	0.4	—	68.4
Equity investments	499.9	—	—	499.9
Total Assets at Fair Value	$567.9	$0.4	$—	$568.3
Liabilities at Fair Value:
Contingent consideration	$—	$—	$15.7	$15.7
Total Liabilities at Fair Value	$—	$—	$15.7	$15.7
There were no transfers of assets between level 1, level 2 and level 3 during 2014 and 2013. The following is a reconciliation of level 3 liabilities valued at fair value on a recurring basis during 2014 and 2013. There were no level 3 assets valued at fair value on a recurring basis during 2014 and 2013.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2012	$12.6
Contingent obligation arising from acquisition	4.4
Realized and unrealized gains (losses):
Included in operating expense	6.0
Settlements	(7.3)
Fair value of liability at December 31, 2013	15.7
Realized and unrealized gains (losses):
Included in operating expense	7.1
Settlements	(5.1)
Fair value of liability at December 31, 2014	$17.7
There were no level 3 assets or liabilities valued at fair value on a nonrecurring basis during 2014 and 2013.
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

(in thousands)	2014	2013	2012
Stock options	1,330	1,566	4,851
Stock awards	124	65	—
Total	1,454	1,631	4,851

The following table presents the earnings per share calculation for the years presented:

	2014	2013	2012
Net Income Attributable to CME Group (in millions)	$1,127.1	$976.8	$896.3
Weighted Average Common Shares Outstanding (in thousands):
Basic	334,409	332,678	331,252
Effect of stock options and stock awards	1,654	1,720	1,067
Diluted	336,063	334,398	332,319
Earnings per Common Share Attributable to CME Group:
Basic	$3.37	$2.94	$2.71
Diluted	3.35	2.92	2.70
21. QUARTERLY INFORMATION (UNAUDITED)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Year Ended December 31, 2014
Total revenues	$777.4	$731.6	$762.4	$841.1	$3,112.5
Operating income	454.5	412.0	430.4	471.5	1,768.4
Non-operating income (expense)	(8.1)	10.1	(1.3)	2.3	3.0
Income before income taxes	446.4	422.1	429.1	473.8	1,771.4
Net income attributable to CME Group	266.8	263.8	290.0	306.5	1,127.1
Earnings per common share attributable to CME Group:
Basic	$0.80	$0.79	$0.87	$0.91	$3.37
Diluted	0.79	0.79	0.86	0.91	3.35
Year Ended December 31, 2013
Total revenues	$718.6	$816.1	$714.6	$687.0	$2,936.3
Operating income	405.5	507.8	400.5	323.2	1,637.0
Non-operating income (expense)	(17.9)	(0.3)	(1.6)	(16.2)	(36.0)
Income before income taxes	387.6	507.5	398.9	307.0	1,601.0
Net income attributable to CME Group	235.8	311.2	236.7	193.1	976.8
Earnings per common share attributable to CME Group:
Basic	$0.71	$0.94	$0.71	$0.58	$2.94
Diluted	0.71	0.93	0.71	0.58	2.92
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in the following report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of CME Group Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of CME Group Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CME Group Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CME Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Chicago, Illinois
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of CME Group Inc. and Subsidiaries
We have audited CME Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CME Group Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, CME Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CME Group Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of CME Group Inc. and subsidiaries and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 26, 2015

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the company's management, including the company's Chief Executive Officer and Chief Financial Officer, have evaluated the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. There were no changes in the company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of CME Group’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 20, 2015, to be filed by CME Group with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014 (Proxy Statement). Additional information called for by this item is contained in Item 1 of this Annual Report on Form 10-K under the caption “Employees-Senior Leadership Team and Executive Officers.”

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

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	3,011,267	$72.48	22,882,151
Equity compensation plans not approved by security holders	—
Total	3,011,267		22,882,151

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules

The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:
CME Group Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2014, 2013 and 2012
(dollars in millions)

	Balance at beginning of year	Charged against goodwill	Charged (credited) to costs and expenses	Other(1)	Balance at end of year
Year Ended December 31, 2014
Allowance for doubtful accounts	$1.2	$—	$0.1	$(0.1)	$1.2
Allowance for deferred tax assets	47.5	—	—	51.7	99.2
Year Ended December 31, 2013
Allowance for doubtful accounts	$0.8	$—	$0.8	$(0.4)	$1.2
Allowance for deferred tax assets	24.8	—	4.6	18.1	47.5
Year Ended December 31, 2012
Allowance for doubtful accounts	$1.3	$—	$1.0	$(1.5)	$0.8
Allowance for deferred tax assets	43.2	0.5	(3.0)	(15.9)	24.8
 _______________

(1)	Includes write-offs of doubtful accounts and reversals of deferred tax asset valuation allowances against accumulated other comprehensive income.
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

3.2	Tenth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 23, 2013, File No. 001-31553).

4.	Instruments Defining the Rights of Security Holders

4.1*	Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, among CME Group Inc., as Issuer, and Barclays Capital Inc.

4.2*	Amended and Restated Issuing and Paying Agency Agreement, dated as of September 26, 2014, between CME Group Inc. and Bank of America, National Association, as Issuing and Paying Agent.

4.3*	Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer.

4.4*	Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer.

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
10.5(1)
CME Group Inc. Director Stock Plan, amended and restated effective as of May 21, 2014 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on May 28, 2014, File No. 001-31553).

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

10.16(1)*
CME Group Inc. Severance Plan for Eligible Executives, amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.16 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2014, File No. 001-31553); First Amendment to CME Group Inc. Severance Plan for Eligible Executives, effective as of October 13, 2014.

10.17(1)*
CME Group Inc. Severance Plan, amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.17 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2014, File No. 001-31553); First Amendment to the Amended and Restated CME Group Inc. Severance Plan, effective October 13, 2014.

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

Exhibit Number	Description of Exhibit
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

10.22(1)
James E. Parisi Retention Agreement, made as of September 29, 2014 (incorporated by reference to Exhibit 10.1 to CME Group's Current Report on Form 8-K, filed with the SEC on October 3, 2014, File No. 001-31553).

10.23(2)
License Agreement, dated June 29, 2012, between Standard & Poor's Financial Services LLC and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.6 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 8, 2012, File No. 001-31553).

10.24(2)
Amended and Restated Index License Agreement, between CME Group Index Services LLC and the Board of Trade of the City of Chicago, Inc., effective as of July 1, 2011 (incorporated by reference to Exhibit 10.5 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 8, 2012, File No. 001-31553).

10.25(2)
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

10.26
$1.5 Billion Credit Agreement, dated as of November 30, 2012, among CME Group Inc., certain financial institutions and other persons party thereto as lenders, and Bank of America, N.A., as administrative agent, Barclays Bank PLC, Citibank, N.A., UBS Securities LLC, and Wells Fargo Bank, National Association as co-syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, UBS Securities LLC, and Wells Fargo Securities, LLC as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 8-K, filed with the SEC on December 5, 2012, File No. 001-31553); Amendment No. 1 to Credit Agreement and Joinder Agreement, dated as of November 30, 2012, including the Consolidated Form Credit Agreement as Annex A, among CME Group Inc., certain financial institutions and other persons party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on December 5, 2012, File No. 001-31553); Amendment No. 2 to Credit Agreement, dated as of November 8, 2013, among CME Group Inc, Bank of America, N.A., as administrative agent and each of the lenders which are parties thereto (incorporated by reference to Exhibit 10.26 to CME Group's Form 10-K, filed with the SEC on February 28, 2014, File No. 001-31553).

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

10.28
364-Day Chicago Mercantile Exchange Credit Facility, dated as of November 6, 2014, between Chicago Mercantile Exchange Inc., certain lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on November 13, 2014, File No. 001-31553).

10.29
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, among CME Group Inc., as Issuer, and Barclays Capital Inc., as Dealer (incorporated by reference to Exhibit 4.1 above).

10.30
Amended and Restated Issuing and Paying Agency Agreement, dated as of September 26, 2014, between CME Group Inc. and Bank of America, National Association, as Issuing and Paying Agent (incororated by reference to Exhibit 4.2 above).

10.31
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 4.3 above).

Exhibit Number	Description of Exhibit
10.32
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 4.4 above).

12.1*	Ratio of Earnings to Fixed Charges.

21.1*	List of Subsidiaries of CME Group Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Section 302—Certification of Phupinder S. Gill.

31.2*	Section 302—Certification of John W. Pietrowicz.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*	Filed herewith.

(1)	Management contract or compensatory plan or arrangement.

(2)	Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 26th day of February, 2015.

CME Group Inc.

By:	/S/ JOHN W. PIETROWICZ
John W. Pietrowicz Senior Managing Director and Chief Financial Officer

Signature	Title

/S/ TERRENCE A. DUFFY	Executive Chairman of the Board and Director & President
Terrence A. Duffy

/S/ PHUPINDER S. GILL	Chief Executive Officer and Director
Phupinder S. Gill

/S/ JOHN W. PIETROWICZ	Senior Managing Director and Chief Financial Officer
John W. Pietrowicz

/S/ JILL A. HARLEY	Managing Director and Chief Accounting Officer
Jill A. Harley

/S/ LEO MELAMED	Chairman Emeritus and Director
Leo Melamed

/S/ JEFFREY M. BERNACCHI	Director
Jeffrey M. Bernacchi

/S/ TIMOTHY S. BITSBERGER	Director
Timothy S. Bitsberger

/S/ DENNIS H. CHOOKASZIAN	Director
Dennis H. Chookaszian

/S/ MARTIN J. GEPSMAN	Director
Martin J. Gepsman

/S/ LARRY G. GERDES	Director
Larry G. Gerdes

/S/ DANIEL R. GLICKMAN	Lead Director
Daniel R. Glickman
/S/ J. DENNIS HASTERT	Director
J. Dennis Hastert

/S/ BRUCE F. JOHNSON	Director
Bruce F. Johnson

/S/ WILLIAM P. MILLER II	Director
William P. Miller II

/S/ JAMES E. OLIFF	Director
James E. Oliff

/S/ RONALD A. PANKAU	Director
Ronald A. Pankau

/S/ EDEMIR PINTO	Director
Edemir Pinto

/S/ JOHN F. SANDNER	Director
John F. Sandner

/S/ TERRY L. SAVAGE	Director
Terry L. Savage

/S/ WILLIAM R. SHEPARD	Director
William R. Shepard

/S/ HOWARD J. SIEGEL	Director
Howard J. Siegel

/S/ DENNIS A. SUSKIND	Director
Dennis A. Suskind

/S/ DAVID J. WESCOTT	Director
David J. Wescott

/S/ STEVEN E. WOLLACK	Director
Steven E. Wollack