Form 10-Q
period 2015-03-31
CME GROUP INC.
filed 2015-05-06
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 15, 2015 was as follows: 337,554,839 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

 CME GROUP INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Certain Terms
Unless otherwise indicated, references to CME Group Inc. (CME Group or the company) products include references to products listed on one of its regulated exchanges or clearing houses: Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX), CME Clearing Europe Limited (CMECE) and CME Europe Limited (CME Europe). The products listed are subject to the rules and regulations of the particular entity and the applicable rulebook should be consulted. Unless otherwise indicated, references to NYMEX include its subsidiary, COMEX. The clearing houses include CME Clearing, which is our U.S. clearing house and a division of CME, and CMECE.
All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.
Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our website does not constitute a part of this Quarterly Report on Form 10-Q.
Information about Contract Volume and Average Rate per Contract
All amounts regarding contract volume and average rate per contract exclude our TRAKRS, credit default swaps, interest rate swaps and CMECE and CME Europe contracts.
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

•
changes in domestic and non-U.S. regulations, including the impact of any changes in domestic and non-U.S. laws or government policy with respect to our industry, such as any changes to regulations and policies that require increased financial and operational resources from us or our customers;

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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2015 and Item 1A. of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,694.8	$1,366.1
Marketable securities	78.8	74.7
Accounts receivable, net of allowance of $0.9 and $1.2	383.4	341.2
Other current assets (includes $32.0 and $37.0 in restricted cash)	154.8	196.5
Performance bonds and guaranty fund contributions	45,174.2	40,566.8
Total current assets	47,486.0	42,545.3
Property, net of accumulated depreciation and amortization of $764.3 and $741.0	503.3	508.9
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,612.5	2,637.4
Goodwill	7,569.0	7,569.0
Other assets (includes $70.1 and $72.4 in restricted cash)	1,782.3	1,805.6
Total Assets	$77,128.4	$72,241.5

Liabilities and Equity
Current Liabilities:
Accounts payable	$34.0	$36.9
Other current liabilities	286.9	927.5
Performance bonds and guaranty fund contributions	45,174.2	40,566.8
Total current liabilities	45,495.1	41,531.2
Long-term debt	2,851.9	2,107.9
Deferred income tax liabilities, net	7,299.7	7,302.7
Other liabilities	386.2	376.2
Total Liabilities	56,032.9	51,318.0

CME Group Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at March 31, 2015 and December 31, 2014; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2015 and December 31, 2014; 335,928 and 335,452 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3.4	3.4
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	17,638.6	17,596.6
Retained earnings	3,479.3	3,317.3
Accumulated other comprehensive income (loss)	(25.8)	6.2
Total CME Group shareholders’ equity	21,095.5	20,923.5
Total Liabilities and Equity	$77,128.4	$72,241.5

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended
	March 31,
	2015	2014
Revenues
Clearing and transaction fees	$708.2	$652.2
Market data and information services	98.0	89.4
Access and communication fees	21.3	20.4
Other	15.2	15.4
Total Revenues	842.7	777.4
Expenses
Compensation and benefits	141.3	135.5
Communications	7.6	8.2
Technology support services	15.6	13.9
Professional fees and outside services	29.1	29.6
Amortization of purchased intangibles	24.9	25.2
Depreciation and amortization	31.8	34.1
Occupancy and building operations	22.8	23.2
Licensing and other fee agreements	30.6	29.0
Other	31.7	24.2
Total Expenses	335.4	322.9
Operating Income	507.3	454.5

Non-Operating Income (Expense)
Investment income	5.7	3.2
Gains (losses) on derivative investments	(1.8)	—
Interest and other borrowing costs	(31.6)	(33.7)
Equity in net earnings (losses) of unconsolidated subsidiaries	22.5	22.4
Other non-operating income (expense)	21.7	—
Total Non-Operating	16.5	(8.1)
Income before Income Taxes	523.8	446.4
Income tax provision	193.4	179.8
Net Income	330.4	266.6
Less: net income (loss) attributable to non-controlling interest	—	(0.2)
Net Income Attributable to CME Group	$330.4	$266.8

Earnings per Common Share Attributable to CME Group:
Basic	$0.98	$0.80
Diluted	0.98	0.79
Weighted Average Number of Common Shares:
Basic	335,680	333,905
Diluted	337,416	335,644
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended
	March 31,
	2015	2014
Net income	$330.4	$266.6
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(27.7)	24.9
Income tax benefit (expense)	—	—
Investment securities, net	(27.7)	24.9
Defined benefit plans:
Net change in defined benefit plans arising during the period	(0.3)	(3.2)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.7	0.1
Income tax benefit (expense)	(0.2)	1.2
Defined benefit plans, net	0.2	(1.9)
Derivative investments:
Net unrealized holding gains (losses) arising during the period	(4.7)	—
Ineffectiveness on cash flow hedges included in (gain) loss on derivative investments	1.8	—
Amortization of effective portion of net (gain) loss on cash flow hedges included in interest expense	(0.3)	(0.3)
Income tax benefit (expense)	1.2	0.1
Derivative investments, net	(2.0)	(0.2)
Foreign currency translation:
Foreign currency translation adjustments	(4.0)	2.4
Income tax benefit (expense)	1.5	(0.9)
Foreign currency translation, net	(2.5)	1.5
Other comprehensive income, net of tax	(32.0)	24.3
Comprehensive income	298.4	290.9
Less: comprehensive income attributable to non-controlling interests	—	(0.2)
Comprehensive Income Attributable to CME Group	$298.4	$291.1
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2014	335,452	3	$17,600.0	$3,317.3	$6.2	$20,923.5
Net income attributable to CME Group				330.4		330.4
Other comprehensive income attributable to CME Group					(32.0)	(32.0)
Dividends on common stock of $0.50 per share				(168.4)		(168.4)
Exercise of stock options	436		28.6			28.6
Excess tax benefits from option exercises and restricted stock vesting			0.7			0.7
Vesting of issued restricted Class A common stock	40		(2.0)			(2.0)
Stock-based compensation			14.7			14.7
Balance at March 31, 2015	335,928	3	$17,642.0	$3,479.3	$(25.8)	$21,095.5
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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$330.4	$266.6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	14.7	13.2
Amortization of purchased intangibles	24.9	25.2
Depreciation and amortization	31.8	34.1
Undistributed earnings, net of losses, of unconsolidated subsidiaries	3.3	(11.0)
Deferred income taxes	0.5	25.8
Change in:
Accounts receivable	(41.8)	(41.9)
Other current assets	4.9	5.9
Other assets	(11.2)	16.2
Accounts payable	(3.0)	6.9
Income taxes payable	149.1	132.6
Other current liabilities	(85.4)	(95.4)
Other liabilities	(1.9)	3.6
Other	2.6	1.2
Net Cash Provided by Operating Activities	418.9	383.0

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	10.2	9.3
Purchases of available-for-sale marketable securities	(10.2)	(10.1)
Purchases of property, net	(31.4)	(36.5)
Proceeds from sale of building property	—	7.9
Settlement of derivative related to debt issuance	7.0	—
Net Cash Used in Investing Activities	(24.4)	(29.4)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	743.7	—
Repayment of debt	—	(750.0)
Cash dividends	(838.8)	(1,025.0)
Proceeds from exercise of stock options	28.6	4.5
Excess tax benefits related to employee option exercises and restricted stock vesting	0.7	0.9
Net Cash Used in Financing Activities	(65.8)	(1,769.6)

Net change in cash and cash equivalents	328.7	(1,416.0)
Cash and cash equivalents, beginning of period	1,366.1	2,469.7
Cash and Cash Equivalents, End of Period	$1,694.8	$1,053.7

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$43.9	$15.8
Interest paid	44.6	66.8
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The consolidated financial statements consist of CME Group Inc. (CME Group) and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX), CME Clearing Europe Limited (CMECE) and CME Europe Limited (CME Europe). CME, CBOT, NYMEX, COMEX, CMECE and CME Europe and their subsidiaries are referred to collectively as “the exchange” in the notes to the consolidated financial statements. The clearing houses include CME Clearing, which is the U.S. clearing house and a division of CME, and CMECE.
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2015 and December 31, 2014 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (SEC) on February 26, 2015.
2. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. At March 31, 2015, performance bonds and guaranty fund contribution assets on the consolidated balance sheets include cash and U.S. Treasury securities with maturity dates of 90 days or less. U.S. Treasury securities are purchased by CME, at its discretion, using cash collateral. The benefits, including interest earned, and risks of ownership accrue to CME. Interest earned is included in investment income on the consolidated statements of income. At March 31, 2015, the amortized cost and fair value of the U.S. Treasury securities were both $23.0 billion. The U.S. Treasury securities will mature in the second quarter of 2015. Performance bonds and guaranty fund contribution assets also include overnight reverse repurchase agreements that were purchased by CME, at its discretion, using cash collateral. The fair value of the overnight securities under the reverse repurchase agreements was $2.2 billion at March 31, 2015.
Clearing House Contract Settlement. CME Clearing and CMECE mark-to-market open positions for all products at least once a day (twice a day for futures and options contracts). Based on values derived from the mark-to-market process, CME Clearing and CMECE require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than over-the-counter credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared-only credit default swap and interest rate swap contracts, the maximum exposure related to CME Clearing's guarantee would be one full day of changes in fair value of all open positions, before considering CME Clearing's ability to access defaulting clearing firms' collateral. During the first quarter of 2015, CME Clearing and CMECE transferred an average of approximately $4.5 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME Clearing and CMECE reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2015.

3. Intangible Assets
Intangible assets consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(682.8)	$2,156.0	$2,838.8	$(658.8)	$2,180.0
Technology-related intellectual property	29.4	(24.4)	5.0	29.4	(23.5)	5.9
Other	2.4	(0.9)	1.5	2.4	(0.9)	1.5
Total amortizable intangible assets	$2,870.6	$(708.1)	2,162.5	$2,870.6	$(683.2)	2,187.4

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,612.5			$2,637.4
Trading products(1)			$17,175.3			$17,175.3

(1)
Trading products represent futures and options products acquired in our business combinations with CBOT Holdings, Inc., NYMEX Holdings, Inc. and The Board of Trade of Kansas City, Missouri, Inc. Clearing and transaction fees are generated through the trading of these products. These trading products, most of which have traded for decades, require authorization from the Commodity Futures Trading Commission (CFTC). Product authorizations from the CFTC have no term limits.

Total amortization expense for intangible assets was $24.9 million and $25.2 million for the quarters ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2015	$74.6
2016	96.1
2017	95.5
2018	94.7
2019	94.7
2020	94.7
Thereafter	1,612.2

4. Debt
Long-term debt consisted of the following at March 31, 2015 and December 31, 2014:

(in millions)	March 31, 2015	December 31, 2014
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%(1)	$611.1	$611.0
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (2)	748.3	748.2
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%(3)	743.8	—
$750.0 million fixed rates notes due September 2043, stated rate of 5.30% (4)	748.7	748.7
Total long-term debt	$2,851.9	$2,107.9

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

(3)
In December 2014, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%

(4)
In August 2012, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.73%.

Long-term debt maturities, at par value, were as follows as of March 31, 2015:

(in millions)	Par Value
2016	$—
2017	—
2018	612.5
2019	—
2020	—
Thereafter	2,250.0
On March 19, 2015, the company entered into a $2.3 billion multi-currency senior revolving credit facility with various financial institutions, which expires in March 2020. The company has the option to increase the facility up to $3.0 billion. This credit facility replaces the existing $1.8 billion multi-currency senior revolving credit facility that was due to expire in January 2016.
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
In February 2013, the CFTC filed suit against NYMEX and two former employees alleging disclosure of confidential customer information in violation of the Commodity Exchange Act. NYMEX’s motion to dismiss was denied in September 2014. Based on its investigation to date and advice from legal counsel, the company believes that it has strong factual and legal defenses to the claim.
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
At March 31, 2015 and December 31, 2014, the company had accrued $3.5 million and $4.3 million, respectively, for legal and regulatory matters that were probable and estimable.
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
6. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2015. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME must maintain U.S. Treasury securities or irrevocable, standby letters of credit as collateral for this agreement. At March 31, 2015, CME was contingently liable to SGX on letters of credit totaling $410.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2015.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2015.

7. Accumulated Other Comprehensive Income
The following tables present changes in the accumulated balances for each component of other comprehensive income attributable to CME Group, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2014	$(22.9)	$(31.3)	$62.6	$(2.2)	$6.2
Other comprehensive income before reclassifications and income tax benefit (expense)	(27.7)	(0.3)	(4.7)	(4.0)	(36.7)
Amounts reclassified from accumulated other comprehensive income	—	0.7	1.5	—	2.2
Income tax benefit (expense)	—	(0.2)	1.2	1.5	2.5
Net current period other comprehensive income attributable to CME Group	(27.7)	0.2	(2.0)	(2.5)	(32.0)
Balance at March 31, 2015	$(50.6)	$(31.1)	$60.6	$(4.7)	$(25.8)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2013	$98.9	$(12.8)	$65.0	$0.9	$152.0
Other comprehensive income before reclassifications and income tax benefit (expense)	24.9	(3.2)	—	2.4	24.1
Amounts reclassified from accumulated other comprehensive income	—	0.1	(0.3)	—	(0.2)
Income tax benefit (expense)	—	1.2	0.1	(0.9)	0.4
Net current period other comprehensive income attributable to CME Group	24.9	(1.9)	(0.2)	1.5	24.3
Balance at March 31, 2014	$123.8	$(14.7)	$64.8	$2.4	$176.3
8. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
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
The company determined the fair value of its contingent consideration liabilities, considered level 3 liabilities, using a discounted cash flow model to calculate the present value of future payouts. The liabilities were included in level 3 because management used significant unobservable inputs, including a discount rate of 20% and payout probabilities ranging from 75% to 100%. Significant changes in any of those inputs in isolation would result in a significantly different fair value.

Financial assets and liabilities recorded in the consolidated balance sheet as of March 31, 2015 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement. The following tables present financial instruments measured at fair value on a recurring basis:

	March 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$19.2	$—	$—	$19.2
Mutual funds	59.1	—	—	59.1
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.4	—	0.4
Total Marketable Securities	78.4	0.4	—	78.8
Performance bonds and guaranty fund contributions:
U.S. Treasury securities (1)	23,004.5	—	—	23,004.5
Equity investments	404.4	—	—	404.4
Total Assets at Fair Value	$23,487.3	$0.4	$—	$23,487.7

Liabilities at Fair Value:
Contingent consideration	$—	$—	$17.8	$17.8
Total Liabilities at Fair Value	$—	$—	$17.8	$17.8
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet at March 31, 2015 include cash collateral that has been invested in U.S. Treasury securities.
There were no transfers of assets or liabilities between level 1, level 2 and level 3 during the first quarter of 2015. The following is a reconciliation of level 3 liabilities valued at fair value on a recurring basis during the first quarter of 2015. There were no level 3 assets valued at fair value on a recurring basis during the first quarter of 2015.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2014	$17.7
Realized and unrealized (gains) losses:
Included in other expenses	0.1
Fair value of liability at March 31, 2015	$17.8
There were no level 3 assets or level 3 liabilities valued at fair value on a nonrecurring basis during the first quarter of 2015.
The following presents the estimated fair value of fixed rate notes, which are carried at amortized cost on the consolidated balance sheets. The fair values of the fixed rate notes due 2022, 2025 and 2043, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. The fair value of the fixed rate notes due 2018, which are classified as level 3 under the fair value hierarchy, was based on the price to redeem the notes in early April 2015. At March 31, 2015, the fair values of the fixed rate notes were as follows:

(in millions)	Fair Value
Level 2:
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	$779.4
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%	759.3
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	938.7
Level 3:
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%	674.7

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

	Quarter Ended March 31,
(in thousands)	2015	2014
Stock options	514	1,498
Stock awards	24	4
Total	538	1,502
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended March 31,
	2015	2014
Net Income Attributable to CME Group (in millions)	$330.4	$266.8
Weighted Average Number of Common Shares (in thousands):
Basic	335,680	333,905
Effect of stock options and restricted stock awards	1,736	1,739
Diluted	337,416	335,644
Earnings per Common Share Attributable to CME Group:
Basic	$0.98	$0.80
Diluted	0.98	0.79
10. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure, except for the following:
In April 2015, the company repurchased the $612.5 million fixed rate notes due 2018 and paid a call premium of $60.5 million. As a result of the transaction, the company recognized a net loss on early extinguishment of debt of $63.6 million in the second quarter of 2015, which includes the call premium.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014.
References in this discussion and analysis to “we,” “us” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX), CME Clearing Europe Limited (CMECE) and CME Europe Limited (CME Europe), collectively, unless otherwise noted. The clearing houses include CME Clearing, which is the U.S. clearing house and a division of CME, and CMECE. In addition, CME serves as a swap execution facility, which is a regulated platform for swap trading, and serves as a swap data repository, which provides public data on swap transactions and stores confidential swap data for regulatory purposes.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2015	2014	Change
Total revenues	$842.7	$777.4	8%
Total expenses	335.4	322.9	4
Operating margin	60.2%	58.5%
Non-operating income (expense)	$16.5	$(8.1)	n.m.
Effective tax rate	36.9%	40.3%
Net income attributable to CME Group	$330.4	$266.8	24
Diluted earnings per common share attributable to CME Group	0.98	0.79	24
Cash flows from operating activities	418.9	383.0	9

Revenues

	Quarter Ended March 31,
(dollars in millions)	2015	2014	Change
Clearing and transaction fees	$708.2	$652.2	9%
Market data and information services	98.0	89.4	10
Access and communication fees	21.3	20.4	4
Other	15.2	15.4	(1)
Total Revenues	$842.7	$777.4	8
Clearing and Transaction Fees
Futures and Options Contracts
The following table summarizes our total contract volume, revenue and average rate per contract for futures and options. Total contract volume includes contracts that are traded on our exchange and cleared through CME Clearing and certain cleared-only contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fees by total contract volume. Contract volume and average rate per contract disclosures exclude our TRAKRS, CMECE and CME Europe contracts as well as credit default swaps and interest rate swaps clearing. The credit default swaps and interest rate swaps are discussed in a later section. Other excluded contracts are not material to our financial results.

	Quarter Ended March 31,
	2015	2014	Change
Total contract volume (in millions)	914.4	833.2	10%
Clearing and transaction fees (in millions)	$688.6	$639.3	8
Average rate per contract	$0.753	$0.767	(2)
We estimate the following increases (decreases) in clearing and transaction fees based on a change in total contract volume and a change in average rate per contract for futures and options during the first quarter of 2015 when compared with the same period in 2014.

(in millions)	Quarter Ended
Increase due to change in total contract volume	$61.1
Decrease due to change in average rate per contract	(11.8)
Increase in clearing and transaction fees	$49.3
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

	Quarter Ended March 31,
(amounts in thousands)	2015	2014	Change
Average Daily Volume by Product Line:
Interest rate	7,564	6,724	12%
Equity	2,772	2,890	(4)
Foreign exchange	954	817	17
Agricultural commodity	1,189	1,168	2
Energy	2,142	1,705	26
Metal	369	355	4
Aggregate average daily volume	14,990	13,659	10
Average Daily Volume by Venue:
Electronic	13,034	11,703	11
Open outcry	1,291	1,179	10
Privately negotiated (1)	665	777	(15)
Aggregate average daily volume	14,990	13,659	10
Electronic Volume as a Percentage of Total Volume	87%	86%
(1) Privately negotiated average daily volume includes traditional block trades, off-exchange trades which were historically categorized as CME ClearPort (now executed as futures block trades) and Exchange for Related Positions (EFRPs).

We believe the increase in total futures and options contract volume in the first quarter of 2015 when compared with the same period in 2014 was largely the result of a change in market expectations regarding short term interest rates. Improved domestic economic indicators led to a strengthening of the U.S. dollar in comparison to most major currencies. As a result of these factors, market participants are anticipating a potential change in the interest rate policy by the Federal Reserve in the near term. We believe market volatility resulting from a change in expectations regarding the short term interest rates contributed to an increase in contract volume for our short term interest rate products and foreign exchange products.
The overall increase in total contract volume was also attributable to an increase in crude oil contract volume. The crude oil market has experienced a significant downward trend in oil prices in late 2014 through early 2015 due to a significant shift in global crude oil supplies. The downward trend and uncertainty regarding the direction of future crude oil prices has created significant price volatility within the market. We believe this price volatility has contributed to an increase in crude oil contract volume in the first quarter of 2015 when compared with the same period in 2014.
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended March 31,
(amounts in thousands)	2015	2014	Change
Eurodollar futures and options:
Front 8 futures	1,917	1,432	34%
Back 32 futures	875	1,045	(16)
Options	1,007	822	23
U.S. Treasury futures and options:
10-Year	1,778	1,714	4
5-Year	898	873	3
Treasury bond	422	398	6
2-Year	381	255	49
We believe overall interest rate volume increased in the first quarter of 2015 when compared with the same period in 2014 largely due to a change in expectations regarding the Federal Reserve's interest rate policy. As a result, contract volume increased for Eurodollar front 8 futures, Eurodollar options and 2-Year U.S. Treasury futures and options. Because market participants anticipate a potential change in interest rates in the near term, they shifted their focus to these shorter term products instead of longer term products, including the Back 32 Eurodollar futures and longer dated U.S. Treasury futures and options.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended March 31,
(amounts in thousands)	2015	2014	Change
E-mini S&P 500 futures and options	2,172	2,251	(3)%
E-mini NASDAQ 100 futures and options	283	315	(10)
In the first quarter of 2015 when compared with the same period in 2014, overall equity contract volume decreased slightly due to overall low market volatility, as measured by the CBOE Volatility Index and CBOE Nasdaq-100 Volatility Index, which we believe resulted from fewer market-moving geopolitical events in first quarter of 2015 when compared with the same period in 2014.

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended March 31,
(amounts in thousands)	2015	2014	Change
Euro	335	235	43%
Japanese yen	171	167	2
British pound	121	120	—
Australian dollar	108	98	11
Canadian dollar	80	74	9
We believe the overall increase in foreign exchange contract volume in the first quarter of 2015 when compared with the same period in 2014 was largely attributable to exchange rate volatility caused by a strengthening of the U.S. dollar and a change in expectations regarding a potential short term interest rate increase by the Federal Reserve. Euro contract volume also increased in the first quarter of 2015 when compared with the same period in 2014 due to volatility caused by quantitative easing programs initiated by central banks throughout Europe.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended March 31,
(amounts in thousands)	2015	2014	Change
Corn	386	389	(1)%
Soybean	277	254	9
Wheat	170	166	3
Soybean oil	106	104	2
In the first quarter of 2015 when compared with the same period in 2014, overall agricultural commodity contract volume remained relatively flat. We believe soybean contract volume increased slightly due to higher price volatility caused by tighter supply while other agricultural commodity product contract volume remained flat due to low price volatility.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2015	2014	Change
WTI crude oil	1,133	669	69%
Natural gas	484	606	(20)
Refined products	346	294	17
Brent crude oil	139	55	153
In the first quarter of 2015 when compared with the same period in 2014, overall energy contract volume increased due to higher crude oil contract volume, including significant growth in WTI and Brent crude oil contracts. A shift in crude oil supply that began in the fourth quarter of 2014 continued into 2015, resulted in an increase in price volatility in the first quarter of 2015 when compared with the same period in 2014. Refined products contract volume also increased as a result of higher volatility in the underlying crude oil market. Natural gas contract volume decreased in the first quarter of 2015 when compared with the same period in 2014 due to low price volatility.

Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2015	2014	Change
Gold	222	209	6%
Copper	69	61	14
Silver	56	64	(12)
Overall metal contract volume remained flat in the first quarter of 2015 when compared with the same period in 2014. We believe gold contract volume increased slightly due to a positive economic outlook in the United States and the strengthening of the U.S. dollar relative to other major currencies.
Average Rate per Contract
The increase in clearing and transaction fees resulting from higher product volume was partially offset by a decrease due to a lower rate per contract in the first quarter of 2015 when compared with the same period in 2014. The average rate per contract decreased largely due to a change in venue mix for energy product volume. Electronic energy volume increased while open outcry energy volume decreased in the first quarter of 2015 when compared with the same period in 2014. In general, electronic contracts have a lower rate per contract compared with contracts traded through open outcry.
Cleared-only Swap Contracts
Clearing and transaction fees as presented on the consolidated statements of income include revenues for our cleared-only interest rate swap and credit default swap contracts. In the first quarter 2015 when compared with the same period in 2014, clearing and transaction fees generated from these contracts increased by $6.8 million. The growth in revenue was largely attributable to increased sales efforts centered around customer education.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% of our clearing and transaction fees in the first quarter of 2015. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The increase in market data and information services revenue in the first quarter of 2015 when compared with the same period in 2014 was attributable to the reduction of fee waivers for existing customers beginning in 2015. The increase was partially offset by a decline in market data subscriber counts attributable to screen count usage adjustments by customer firms as a result of the new market data pricing policies.
The two largest resellers of our market data represented approximately 46% of our market data and information services revenue in the first quarter of 2015. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.

Expenses

	Quarter Ended March 31,
(dollars in millions)	2015	2014	Change
Compensation and benefits	$141.3	$135.5	4%
Communications	7.6	8.2	(7)
Technology support services	15.6	13.9	12
Professional fees and outside services	29.1	29.6	(2)
Amortization of purchased intangibles	24.9	25.2	(1)
Depreciation and amortization	31.8	34.1	(7)
Occupancy and building operations	22.8	23.2	(2)
Licensing and other fee agreements	30.6	29.0	6
Other	31.7	24.2	31
Total Expenses	$335.4	$322.9	4
Operating expenses increased by $12.5 million in the first quarter of 2015 when compared with the same period in 2014. The following table shows the estimated impacts of key factors resulting in a change in operating expenses:

	Quarter Ended, March 31, 2015
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Foreign currency exchange rate fluctuation	$13.0	4%
Litigation accrual	6.3	2
Reorganization costs	5.5	2
Depreciation and amortization	(2.3)	(1)
Salaries, benefits and employer taxes	(3.1)	(1)
Contingent consideration	(3.5)	(1)
Other expenses, net	(3.4)	(1)
Total increase	$12.5	4%
Operating expenses increased in the first quarter of 2015 when compared with the same period in 2014 due to increases as follows:

•
In the first quarter of 2015, we recognized a net loss within other expenses of $10.0 million due to an unfavorable change in exchange rates on foreign cash balances, compared with a net gain of $3.1 million in the first quarter of 2014. Gains and losses from exchange rate fluctuations primarily result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies. We expect to continue to incur gains and losses from exchange rate fluctuations.

•
A net reduction in a litigation accrual due to a favorable court ruling and a denial for a rehearing in the first quarter of 2014 contributed to the increase in overall operating expenses in the first quarter of 2015 when compared with the same period in 2014.

•
Severance and other costs related to the reorganization announced in October 2014 and the planned reduction of our trading floors in mid-2015 were recognized in the first quarter of 2015, resulting in an increase in compensation and benefits expenses in the first quarter of 2015 when compared with the same period in 2014.

The overall increase in operating expenses in the first quarter of 2015 was partially offset by the following decreases:

•	Depreciation and amortization expense decreased largely due to the acceleration of depreciation expense in 2014 related to the consolidation of some of our data centers.

•	Compensation and benefits expense decreased as a result of a decline in average headcount related to our reorganization announced in the fourth quarter of 2014.

•	An increase in the fair value of contingent consideration related to an acquisition completed in 2010 was recognized in the first quarter of 2014.

Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2015	2014	Change
Investment income	$5.7	$3.2	78%
Gains (losses) on derivative investments	(1.8)	—	n.m.
Interest and other borrowing costs	(31.6)	(33.7)	(6)
Equity in net earnings (losses) of unconsolidated subsidiaries	22.5	22.4	—
Other non-operating income (expense)	21.7	—	n.m.
Total Non-Operating	$16.5	$(8.1)	n.m.
n.m. not meaningful
The overall increase in investment income in the first quarter of 2015 when compared with the same period in 2014 was largely due to an increase in earnings from cash performance bond and guaranty fund contributions that are reinvested. Cash performance bond and guaranty fund contribution balances increased due to higher open interest as well as a shift in clearing firm collateral preferences towards cash. Investment income also increased due to higher gains on marketable securities related to our non-qualified deferred compensation plan. Gains and losses from securities in the non-qualified deferred compensation plan are offset by an equal amount of compensation and benefits expense.
The following table shows the key impacts in the overall decrease in interest expense and other borrowing costs in the first quarter of 2015 when compared with the same period in 2014:

	Quarter Ended March 31,
	2015	2014	Change
Weighted average borrowings outstanding (in millions)	$2,295.8	$2,487.5	$(191.7)
Weighted average effective yield	4.02%	4.38%	(0.36)%
Average cost of borrowings (1)	4.27	4.54	(0.27)

(1)
Average cost of borrowings includes interest, the effective portion of interest rate hedges, discount accretion and debt issuance costs. Commitment fees on line of credit agreements are not included in the average cost of borrowing.

In February 2014, we repaid the $750.0 million of 5.75% fixed rate notes due February 2014. In March 2015, we issued $750.0 million of 3.0% fixed rate notes due March 2025. These factors contributed to decreases in weighted average borrowings outstanding, weighted average effective yield and average cost of borrowings in the first quarter of 2015 when compared with the same period in 2014.
In the first quarter of 2015, we received a termination fee, net of the portion paid to outside advisers, related to our proposed acquisition of GFI Group Inc. (GFI Group), which was included in other non-operating income (expense).
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2015	2014
Quarter Ended March 31	36.9%	40.3%
The decrease in the effective tax rate in the first quarter of 2015 when compared with the same period in 2014 was attributable to expense recognized in the first quarter of 2014 related to changes in future state apportionment factors resulting from state law changes, partially offset by a benefit recognized in the first quarter of 2014 related to state audit activity.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first quarter of 2015 when compared with the same period of 2014. The increase in net cash provided by operating activities was largely attributable to the increase in trading volume as well as the receipt of the GFI Group termination fee. Net cash used in investing activities remained relatively flat in the first quarter of 2015 when compared with the same period of 2014. Cash used in financing activities was lower in the first quarter of 2015 when compared with the same period in 2014. The decrease was attributable to the issuance of $750.0 million fixed rate notes due March 2025 in the first quarter of 2015. In the first quarter of 2014, we repaid the $750.0 million fixed rate notes due February 2014.
Debt Instruments. The following table summarizes our debt outstanding at March 31, 2015:

(in millions)	Par Value
Fixed rate notes due March 2018, stated rate of 4.40% (1)	$612.5
Fixed rate notes due September 2022, stated rate of 3.00% (2)	750.0
Fixed rate notes due March 2025, stated rate of 3.00% (3)	750.0
Fixed rate notes due September 2043, stated rate of 5.30% (4)	750.0

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

(3)
In December 2014, we entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 3.11%

(4)
In August 2012, we entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 4.73%.

On March 9, 2015, we completed an offering of $750.0 million of 3.00% fixed rate notes due March 2025. In April 2015, we used the net proceeds of the offering to repurchase the $612.5 million fixed rate notes and paid a call premium of $60.5 million.
In March 2015, we entered into a $2.3 billion multi-currency revolving senior credit facility with various financial institutions, which matures in March 2020. The proceeds from this facility can be used for general corporate purposes, which includes providing liquidity for our clearing houses in certain circumstances at CME Group's discretion and, if necessary, for maturities of commercial paper. As long as we are not in default under this facility, we have the option to increase it up to $3.0 billion with the consent of the agent and lenders providing the additional funds. This facility is voluntarily pre-payable from time to time without premium or penalty. Under this facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity at December 31, 2014, giving effect to share repurchases made and special dividends paid during the term of the agreements (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings outstanding under this facility.
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by CME Clearing. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At March 31, 2015, guaranty funds available to collateralize the facility totaled $6.5 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. In addition to the 364-day facility, we also have the option to use the $2.3 billion multi-currency revolving senior credit facility to provide liquidity for our clearing houses in the unlikely event of default in certain circumstances. In addition, our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement) of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
The indentures governing our fixed rate notes, our $2.3 billion multi-currency revolving senior credit facility and our 364-day multi-currency revolving secured credit facility for $7.0 billion do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company that could indirectly affect the ability to pay dividends.
At March 31, 2015, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At March 31, 2015, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At March 31, 2015, the letters of credit totaled $410.0 million.
The following table summarizes our credit ratings at March 31, 2015:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.7 billion at March 31, 2015 and $1.4 billion at December 31, 2014. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Net current deferred tax assets of $24.3 million and $24.4 million were included in other current assets at March 31, 2015 and December 31, 2014, respectively. Total net current deferred tax assets are primarily attributable to stock-based compensation and accrued expenses.
Net long-term deferred tax liabilities were $7.3 billion at March 31, 2015 and December 31, 2014. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers, including CBOT Holdings, Inc. and NYMEX Holdings, Inc.
Valuation allowances of $109.7 million and $99.2 million have been provided on deferred tax assets at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, valuation allowances were related to domestic net operating losses, foreign net operating losses as well as built in capital losses for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard will become effective in the first annual period beginning after December 15, 2016. This guidance may be adopted using one of two transition methods, which we are still evaluating along with the impact of the new standard on our consolidated financial statements.
In April 2015, the FASB issued a standards update that changes the presentation of debt issuance costs. The update requires entities to present debt issuance costs related to a recognized debt liability as a deduction from the carrying value of the debt liability. The update, which applies retrospectively upon adoption, is effective for reporting periods beginning after December

15, 2015. Early adoption is allowed. Adoption of the update will change the presentation of debt issuance costs and the carrying value of debt in our consolidated balance sheets. Adoption of the update is considered a change in accounting policy and will be disclosed accordingly.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2014. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.

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

See “Legal and Regulatory Matters” in Note 5. Contingencies to the Consolidated Financial Statements for updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference. Note 5. Contingencies includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2015.

ITEM 1A.	RISK FACTORS
There have been no material updates to the Risk Factors disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2015. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31	2,072	$87.86	—	$—
February 1 to February 28	395	93.92	—	—
March 1 to March 31	17,893	96.83	—	—
Total	20,360	$95.86	—

(1)	Shares purchased consist of an aggregate of 20,360 shares of Class A common stock surrendered in the first quarter of 2015 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

4.1
Seventh Supplemental Indenture (including the form of 3.000% Notes due 2025), dated March 9, 2015, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group's Form 8-K, filed with the SEC on March 9, 2015, File No. 001-31553).

10.1
Credit Agreement, dated as of March 19, 2015, among CME Group Inc., certain financial institutions and other persons party thereto as lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group's Form 8-K, filed with the SEC on March 24, 2015, File No. 001-31553.

10.2
Seventh Supplemental Indenture (including the form of 3.000% Notes due 2025), dated March 9, 2015, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 above).

31.1	Section 302 Certification—Phupinder S. Gill

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: May 6, 2015	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance