Form 10-Q
period 2015-06-30
CME GROUP INC.
filed 2015-08-05
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 15, 2015 was as follows: 337,756,060 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
Information about Contract Volume and Average Rate per Contract
All amounts regarding contract volume and average rate per contract exclude our credit default swaps and interest rate swaps contracts.
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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,151.0	$1,366.1
Marketable securities	76.3	74.7
Accounts receivable, net of allowance of $0.9 and $1.2	399.9	341.2
Other current assets (includes $32.0 and $37.0 in restricted cash)	260.0	196.5
Performance bonds and guaranty fund contributions	42,167.9	40,566.8
Total current assets	44,055.1	42,545.3
Property, net of accumulated depreciation and amortization of $781.5 and $741.0	499.2	508.9
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,587.6	2,637.4
Goodwill	7,569.0	7,569.0
Other assets (includes $73.5 and $72.4 in restricted cash)	1,776.9	1,805.6
Total Assets	$73,663.1	$72,241.5

Liabilities and Equity
Current Liabilities:
Accounts payable	$22.1	$36.9
Other current liabilities	242.6	927.5
Performance bonds and guaranty fund contributions	42,167.9	40,566.8
Total current liabilities	42,432.6	41,531.2
Long-term debt	2,241.0	2,107.9
Deferred income tax liabilities, net	7,339.8	7,302.7
Other liabilities	390.9	376.2
Total Liabilities	52,404.3	51,318.0

CME Group Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at June 30, 2015 and December 31, 2014; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2015 and December 31, 2014; 336,186 and 335,452 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3.4	3.4
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	17,674.8	17,596.6
Retained earnings	3,575.5	3,317.3
Accumulated other comprehensive income (loss)	5.1	6.2
Total CME Group shareholders’ equity	21,258.8	20,923.5
Total Liabilities and Equity	$73,663.1	$72,241.5

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Clearing and transaction fees	$681.8	$609.3	$1,390.0	$1,261.5
Market data and information services	102.8	89.6	200.8	179.0
Access and communication fees	21.5	20.4	42.8	40.8
Other	13.9	12.3	29.1	27.7
Total Revenues	820.0	731.6	1,662.7	1,509.0
Expenses
Compensation and benefits	141.5	139.7	282.8	275.2
Communications	6.6	8.3	14.2	16.5
Technology support services	16.1	14.6	31.7	28.5
Professional fees and outside services	27.7	37.5	56.8	67.1
Amortization of purchased intangibles	25.0	25.2	49.9	50.4
Depreciation and amortization	33.3	34.3	65.1	68.4
Occupancy and building operations	23.5	23.2	46.3	46.4
Licensing and other fee agreements	28.8	25.7	59.4	54.7
Other	22.4	11.1	54.1	35.3
Total Expenses	324.9	319.6	660.3	642.5
Operating Income	495.1	412.0	1,002.4	866.5

Non-Operating Income (Expense)
Investment income	18.5	15.1	24.2	18.3
Gains (losses) on derivative investments	—	—	(1.8)	—
Interest and other borrowing costs	(28.6)	(28.3)	(60.2)	(62.0)
Equity in net earnings (losses) of unconsolidated subsidiaries	26.0	21.5	48.5	43.9
Other non-operating income (expense)	(62.9)	1.8	(41.2)	1.8
Total Non-Operating	(47.0)	10.1	(30.5)	2.0
Income before Income Taxes	448.1	422.1	971.9	868.5
Income tax provision	183.1	158.3	376.5	338.1
Net Income	265.0	263.8	595.4	530.4
Less: net income (loss) attributable to non-controlling interest	—	—	—	(0.2)
Net Income Attributable to CME Group	$265.0	$263.8	$595.4	$530.6

Earnings per Common Share Attributable to CME Group:
Basic	$0.79	$0.79	$1.77	$1.59
Diluted	0.78	0.79	1.76	1.58
Weighted Average Number of Common Shares:
Basic	336,036	334,097	335,859	334,002
Diluted	337,796	335,800	337,574	335,705
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$265.0	$263.8	$595.4	$530.4
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	36.9	31.0	9.2	55.9
Reclassification of gain on sale included in investment income	(6.0)	—	(6.0)	—
Income tax benefit (expense)	1.2	(1.5)	1.2	(1.5)
Investment securities, net	32.1	29.5	4.4	54.4
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	(0.3)	(3.2)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.7	0.1	1.4	0.2
Income tax benefit (expense)	(0.2)	(0.1)	(0.4)	1.1
Defined benefit plans, net	0.5	—	0.7	(1.9)
Derivative investments:
Net unrealized holding gains (losses) arising during the period	—	—	(4.7)	—
Ineffectiveness on cash flow hedges included in (gain) loss on derivative investments	—	—	1.8	—
Amortization of effective portion of net (gain) loss on cash flow hedges included in interest expense	(0.3)	(0.4)	(0.6)	(0.7)
Income tax benefit (expense)	0.2	0.2	1.4	0.3
Derivative investments, net	(0.1)	(0.2)	(2.1)	(0.4)
Foreign currency translation:
Foreign currency translation adjustments	(2.6)	1.8	(6.6)	4.2
Income tax benefit (expense)	1.0	(0.7)	2.5	(1.6)
Foreign currency translation, net	(1.6)	1.1	(4.1)	2.6
Other comprehensive income, net of tax	30.9	30.4	(1.1)	54.7
Comprehensive income	295.9	294.2	594.3	585.1
Less: comprehensive income attributable to non-controlling interests	—	—	—	(0.2)
Comprehensive Income Attributable to CME Group	$295.9	$294.2	$594.3	$585.3
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity
Balance at December 31, 2014	335,452	3	$17,600.0	$3,317.3	$6.2	$20,923.5
Net income attributable to CME Group				595.4		595.4
Other comprehensive income attributable to CME Group					(1.1)	(1.1)
Dividends on common stock of $1.00 per share				(337.2)		(337.2)
Exercise of stock options	652		42.1			42.1
Excess tax benefits from option exercises and restricted stock vesting			1.3			1.3
Vesting of issued restricted Class A common stock	46		(2.3)			(2.3)
Shares issued to Board of Directors	26		2.4			2.4
Shares issued under Employee Stock Purchase Plan	10		1.0			1.0
Stock-based compensation			33.7			33.7
Balance at June 30, 2015	336,186	3	$17,678.2	$3,575.5	$5.1	$21,258.8
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2013	333,852	3	$17,508.2	$3,494.6	$152.0	$21,154.8	$5.7	$21,160.5
Net income attributable to CME Group and non-controlling interest				530.6		530.6	(0.2)	530.4
Other comprehensive income attributable to CME Group					54.7	54.7		54.7
Dividends on common stock of $0.94 per share				(315.4)		(315.4)		(315.4)
Purchase of non-controlling interest							(5.5)	(5.5)
Exercise of stock options	298		11.5			11.5		11.5
Excess tax benefits from option exercises and restricted stock vesting			2.9			2.9		2.9
Vesting of issued restricted Class A common stock	64		(2.7)			(2.7)		(2.7)
Shares issued to Board of Directors	24		1.7			1.7		1.7
Shares issued under Employee Stock Purchase Plan	13		0.9			0.9		0.9
Stock-based compensation			26.4			26.4		26.4
Balance at June 30, 2014	334,251	3	$17,548.9	$3,709.8	$206.7	$21,465.4	$—	$21,465.4
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$595.4	$530.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	33.7	26.4
Amortization of purchased intangibles	49.9	50.4
Depreciation and amortization	65.1	68.4
Gain on sale of BM&FBOVESPA shares	(5.9)	—
Debt prepayment costs	61.8	—
Undistributed earnings, net of losses, of unconsolidated subsidiaries	(5.3)	(19.2)
Deferred income taxes	41.3	17.5
Change in:
Accounts receivable	(58.4)	(31.9)
Other current assets	8.1	(4.0)
Other assets	(15.1)	3.8
Accounts payable	(14.8)	(4.1)
Income taxes payable	(55.5)	(27.5)
Other current liabilities	(26.2)	(55.2)
Other liabilities	(0.1)	(0.9)
Other	3.7	0.6
Net Cash Provided by Operating Activities	677.7	554.7

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	19.1	18.3
Purchases of available-for-sale marketable securities	(19.2)	(19.1)
Purchases of property, net	(60.7)	(77.4)
Proceeds from sale of building property	—	7.9
Investments in business ventures	(5.0)	—
Proceeds from sale of BM&FBOVESPA shares	57.7	—
Settlement of derivative related to debt issuance	7.0	—
Net Cash Used in Investing Activities	(1.1)	(70.3)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	743.7	—
Repayment of debt	(673.0)	(750.0)
Cash dividends	(1,006.7)	(1,182.1)
Proceeds from exercise of stock options	42.1	11.5
Excess tax benefits related to employee option exercises and restricted stock vesting	1.3	2.9
Other	0.9	0.9
Net Cash Used in Financing Activities	(891.7)	(1,916.8)

Net change in cash and cash equivalents	(215.1)	(1,432.4)
Cash and cash equivalents, beginning of period	1,366.1	2,469.7
Cash and Cash Equivalents, End of Period	$1,151.0	$1,037.3

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$393.3	$322.0
Interest paid	46.3	66.8
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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2015 and December 31, 2014 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (SEC) on February 26, 2015.
2. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. At June 30, 2015, performance bonds and guaranty fund contribution assets on the consolidated balance sheets include cash and U.S. Treasury securities with maturity dates of 90 days or less. U.S. Treasury securities are purchased by CME, at its discretion, using cash collateral. The benefits, including interest earned, and risks of ownership accrue to CME. Interest earned is included in investment income on the consolidated statements of income. At June 30, 2015, the amortized cost and fair value of the U.S. Treasury securities were both $17.6 billion. The U.S. Treasury securities will mature in the third quarter of 2015. Performance bonds and guaranty fund contribution assets also include overnight reverse repurchase agreements that were purchased by CME, at its discretion, using cash collateral. The fair value of the overnight securities under the reverse repurchase agreements was $2.5 billion at June 30, 2015.
Clearing House Contract Settlement. CME Clearing and CMECE mark-to-market open positions for all products at least once a day (twice a day for futures and options contracts). Based on values derived from the mark-to-market process, CME Clearing and CMECE require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than over-the-counter credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared-only credit default swap and interest rate swap contracts, the maximum exposure related to CME Clearing's guarantee would be one full day of changes in fair value of all open positions, before considering CME Clearing's ability to access defaulting clearing firms' collateral. During the first six months of 2015, CME Clearing and CMECE transferred an average of approximately $4.2 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME Clearing and CMECE reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2015.

3. Intangible Assets
Intangible assets consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(706.7)	$2,132.1	$2,838.8	$(658.8)	$2,180.0
Technology-related intellectual property	29.4	(25.4)	4.0	29.4	(23.5)	5.9
Other	2.4	(0.9)	1.5	2.4	(0.9)	1.5
Total amortizable intangible assets	$2,870.6	$(733.0)	2,137.6	$2,870.6	$(683.2)	2,187.4

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,587.6			$2,637.4
Trading products(1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $25.0 million and $25.2 million for the quarters ended June 30, 2015 and 2014, respectively. Total amortization expense for intangible assets was $49.9 million and $50.4 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2015	$49.7
2016	96.1
2017	95.5
2018	94.7
2019	94.7
2020	94.7
Thereafter	1,612.2
4. Long-Term Investments
In the second quarter of 2015, the company sold approximately 14.3 million shares of BM&FBOVESPA S.A. (BM&FBOVESPA) and recognized a net gain of $5.9 million within investment income on the consolidated statements of income. The company continues to own an approximate 5% interest in BM&FBOVESPA. The fair value and cost basis of the remaining investment in BM&FBOVESPA are $362.9 million and $353.9 million, respectively.
5. Debt
In April 2015, the company repaid the $612.5 million fixed rate notes due 2018 and paid a call premium of $60.5 million. As a result of the transaction, the company recognized debt prepayment costs of $61.8 million in the second quarter of 2015, which includes the call premium.

Long-term debt consisted of the following at June 30, 2015 and December 31, 2014:

(in millions)	June 30, 2015	December 31, 2014
$612.5 million fixed rate notes due March 2018, stated rate of 4.40%(1)	$—	$611.0
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (2)	748.4	748.2
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%(3)	743.9	—
$750.0 million fixed rates notes due September 2043, stated rate of 5.30% (4)	748.7	748.7
Total long-term debt	$2,241.0	$2,107.9

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

(3)
In December 2014, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%.

(4)
In August 2012, the company entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.73%.

Long-term debt maturities, at par value, were as follows as of June 30, 2015:

(in millions)	Par Value
2016	$—
2017	—
2018	—
2019	—
2020	—
Thereafter	2,250.0
6. Contingencies
Legal and Regulatory Matters. In 2008, Fifth Market, Inc. (Fifth Market) filed a complaint against CME Group and CME in the Delaware District Court seeking a permanent injunction against CME's Globex system and unquantified enhanced damages for what the plaintiff alleges is willful infringement of two patents, in addition to costs, expenses and attorneys' fees. The case was stayed pending the outcome of CME's request for reexamination by the U.S. Patent and Trademark Office (USPTO). The reexaminations resulted in some claims being rejected and others being confirmed. In June 2013, the court lifted the stay. The validity of the patents, however, remains subject to further review by the USPTO. Based on its investigation to date and advice from legal counsel, the company believes this suit is without merit and intends to defend itself vigorously against these charges. CME filed covered business method reviews against both patents for the claims that remain after the reexaminations. All the claims asserted in the litigation have a proceeding instituted against them.  The reviews and one reexamination remain under way at the USPTO or are on appeal to the Federal Circuit.
The Fifth Market legal matter involves an alleged infringement of intellectual property which, due to its nature, involves a potential liability that is uncertain, difficult to quantify and involves a wide range of potential outcomes. We expect the re-examination and the reviews by the USPTO in the Fifth Market matter, including any appeals thereof, to result in a determination of the validity of the patent at issue which we expect will have an impact on the merits of the matter. Given the uncertainty of factors which may potentially impact the resolution of the matter, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible loss in the unlikely event it were found to be liable at trial in the matter.
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
At June 30, 2015 and December 31, 2014, the company had accrued $3.5 million and $4.3 million, respectively, for legal and regulatory matters that were probable and estimable.
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
7. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2015. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME must maintain U.S. Treasury securities or irrevocable, standby letters of credit as collateral for this agreement. At June 30, 2015, CME was contingently liable to SGX on letters of credit totaling $410.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2015.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2015.

8. Accumulated Other Comprehensive Income
The following tables present changes in the accumulated balances for each component of other comprehensive income attributable to CME Group, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2014	$(22.9)	$(31.3)	$62.6	$(2.2)	$6.2
Other comprehensive income before reclassifications and income tax benefit (expense)	9.2	(0.3)	(4.7)	(6.6)	(2.4)
Amounts reclassified from accumulated other comprehensive income	(6.0)	1.4	1.2	—	(3.4)
Income tax benefit (expense)	1.2	(0.4)	1.4	2.5	4.7
Net current period other comprehensive income attributable to CME Group	4.4	0.7	(2.1)	(4.1)	(1.1)
Balance at June 30, 2015	$(18.5)	$(30.6)	$60.5	$(6.3)	$5.1

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2013	$98.9	$(12.8)	$65.0	$0.9	$152.0
Other comprehensive income before reclassifications and income tax benefit (expense)	55.9	(3.2)	—	4.2	56.9
Amounts reclassified from accumulated other comprehensive income	—	0.2	(0.7)	—	(0.5)
Income tax benefit (expense)	(1.5)	1.1	0.3	(1.6)	(1.7)
Net current period other comprehensive income attributable to CME Group	54.4	(1.9)	(0.4)	2.6	54.7
Balance at June 30, 2014	$153.3	$(14.7)	$64.6	$3.5	$206.7
9. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
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

Financial assets and liabilities recorded in the consolidated balance sheet as of June 30, 2015 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement. The following tables present financial instruments measured at fair value on a recurring basis:

	June 30, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$19.1	$—	$—	$19.1
Mutual funds	56.7	—	—	56.7
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.4	—	0.4
Total Marketable Securities	75.9	0.4	—	76.3
Performance bonds and guaranty fund contributions:
U.S. Treasury securities (1)	17,574.8	—	—	17,574.8
Equity investments	383.2	—	—	383.2
Total Assets at Fair Value	$18,033.9	$0.4	$—	$18,034.3

Liabilities at Fair Value:
Contingent consideration	$—	$—	$17.8	$17.8
Total Liabilities at Fair Value	$—	$—	$17.8	$17.8
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet at June 30, 2015 include cash collateral that has been invested in U.S. Treasury securities.
There were no transfers of assets or liabilities between level 1, level 2 and level 3 during the first six months of 2015. The following is a reconciliation of level 3 liabilities valued at fair value on a recurring basis during the first six months of 2015. There were no level 3 assets valued at fair value on a recurring basis during the first six months of 2015.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2014	$17.7
Realized and unrealized (gains) losses:
Included in other expenses	0.1
Fair value of liability at June 30, 2015	$17.8
There were no level 3 assets or level 3 liabilities valued at fair value on a nonrecurring basis during the first six months of 2015.
The following presents the estimated fair value of fixed rate notes, which are carried at amortized cost on the consolidated balance sheets. The fair values of the fixed rate notes due 2022, 2025 and 2043, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. At June 30, 2015, the fair values of the fixed rate notes were as follows:

(in millions)	Fair Value
Level 2:
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	$752.1
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%	727.9
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	825.8

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Stock options	456	1,480	456	1,480
Stock awards	8	—	11	—
Total	464	1,480	467	1,480
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income Attributable to CME Group (in millions)	$265.0	$263.8	$595.4	$530.6
Weighted Average Number of Common Shares (in thousands):
Basic	336,036	334,097	335,859	334,002
Effect of stock options and restricted stock awards	1,760	1,703	1,715	1,703
Diluted	337,796	335,800	337,574	335,705
Earnings per Common Share Attributable to CME Group:
Basic	$0.79	$0.79	$1.77	$1.59
Diluted	0.78	0.79	1.76	1.58
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2015	2014	Change	2015	2014	Change
Total revenues	$820.0	$731.6	12%	$1,662.7	$1,509.0	10%
Total expenses	324.9	319.6	2	660.3	642.5	3
Operating margin	60.4%	56.3%		60.3%	57.4%
Non-operating income (expense)	$(47.0)	$10.1	n.m.	$(30.5)	$2.0	n.m.
Effective tax rate	40.9%	37.5%		38.7%	38.9%
Net income attributable to CME Group	$265.0	$263.8	—	$595.4	$530.6	12
Diluted earnings per common share attributable to CME Group	0.78	0.79	(1)	1.76	1.58	11
Cash flows from operating activities				677.7	554.7	22
n.m. not meaningful
Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	Change	2015	2014	Change
Clearing and transaction fees	$681.8	$609.3	12%	$1,390.0	$1,261.5	10%
Market data and information services	102.8	89.6	15	200.8	179.0	12
Access and communication fees	21.5	20.4	5	42.8	40.8	5
Other	13.9	12.3	13	29.1	27.7	5
Total Revenues	$820.0	$731.6	12	$1,662.7	$1,509.0	10

Clearing and Transaction Fees
Futures and Options Contracts
The following table summarizes our total contract volume, revenue and average rate per contract for futures and options. Total contract volume includes contracts that are traded on our exchange and cleared through CME Clearing and certain cleared-only contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fees by total contract volume. Contract volume and average rate per contract disclosures exclude credit default swaps and interest rate swaps. The credit default swaps and interest rate swaps are discussed in a later section.

	Quarter Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Total contract volume (in millions)	854.2	796.0	7%	1,768.5	1,629.2	9%
Clearing and transaction fees (in millions)	$663.7	$596.0	11	$1,352.2	$1,235.3	9
Average rate per contract	$0.777	$0.749	4	$0.765	$0.758	1
We estimate the following increases in clearing and transaction fees based on changes in total contract volume and changes in average rate per contract for futures and options during the second quarter and first six months of 2015 when compared with the same periods in 2014.

(in millions)	Quarter Ended	Six Months Ended
Increases due to changes in total contract volume	$45.2	$106.5
Increases due to changes in average rate per contract	22.5	10.4
Increases in clearing and transaction fees	$67.7	$116.9
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2015	2014	Change	2015	2014	Change
Average Daily Volume by Product Line:
Interest rate	6,599	6,668	(1)%	7,070	6,696	6%
Equity	2,364	2,465	(4)	2,563	2,674	(4)
Foreign exchange	903	638	42	928	726	28
Agricultural commodity	1,401	1,085	29	1,297	1,125	16
Energy	1,749	1,457	20	1,941	1,579	23
Metal	331	323	2	349	339	3
Aggregate average daily volume	13,347	12,636	6	14,148	13,139	8
Average Daily Volume by Venue:
Electronic	11,705	10,888	8	12,353	11,289	9
Open outcry	1,108	1,101	1	1,197	1,139	5
Privately negotiated (1)	534	647	(18)	598	711	(16)
Aggregate average daily volume	13,347	12,636	6	14,148	13,139	8
Electronic Volume as a Percentage of Total Volume	88%	86%		87%	86%
(1) Privately negotiated average daily volume includes traditional block trades, off-exchange trades which were historically categorized as CME ClearPort (now executed as futures block trades) and Exchange for Related Positions (EFRPs).
Total futures and options contract volume in the second quarter and first six months of 2015 increased when compared with the same periods in 2014. Domestically, improved economic indicators have led to anticipation of a 2015 Federal Reserve rate increase. The Federal Reserve’s decision was delayed in the second quarter, however, leading to an expectation of a late 2015 rate increase. As a result, interest rate volatility tapered off in the second quarter of 2015 after a strong first quarter.
Globally, after the crude oil supply shift that began in late 2014, there remains considerable uncertainty regarding the direction of future oil prices. Also, European debt concerns and quantitative easing by the European Central Bank contributed to the strengthening of the U.S. dollar compared with most major currencies. As a result, volatility has remained strong in the foreign exchange and energy markets in the first half of 2015.
Additionally, weather conditions during the second quarter of 2015 created concerns over planting delays for agricultural commodity products. This has resulted in an increase in price volatility, which has led to an increase in overall agricultural commodity contract volume in the second quarter and first six months of 2015 when compared with the same periods in 2014.
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2015	2014	Change	2015	2014	Change
Eurodollar futures and options:
Front 8 futures	1,471	1,451	1%	1,689	1,441	17%
Back 32 futures	719	1,012	(29)	795	1,028	(23)
Options	814	779	5	909	800	14
U.S. Treasury futures and options:
10-Year	1,781	1,665	7	1,780	1,689	5
5-Year	814	875	(7)	855	874	(2)
Treasury bond	351	419	(16)	385	408	(6)
2-Year	348	280	24	364	268	36
Overall interest rate contract volume decreased slightly in the second quarter of 2015 when compared with the same period in 2014, while contract volume increased in the first six months of 2015 when compared with the same period of 2014. A change in expectations in the first quarter of 2015 regarding the Federal Reserve's interest rate policy resulted in increases in contract volume for Eurodollar front 8 futures, Eurodollar options and 2-year U.S. Treasury futures and options. Because market participants anticipated a potential change in interest rates in the near term in early 2015, they shifted their focus to these shorter term products from longer term products, including the Back 32 Eurodollar futures and longer dated U.S. Treasury futures and options. Changes in macroeconomic factors and a shift from the first quarter's expectations regarding the Federal Reserve interest rate policy change lowered interest rate volatility throughout the second quarter of 2015, which resulted in a decrease in overall interest rate contract volume in the second quarter of 2015 when compared with the same period in 2014.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2015	2014	Change	2015	2014	Change
E-mini S&P 500 futures and options	1,857	1,890	(2)%	2,011	2,068	(3)%
E-mini NASDAQ 100 futures and options	224	310	(28)	253	313	(19)
In the second quarter and first six months of 2015 when compared with the same periods in 2014, overall equity contract volumes decreased slightly due to overall low market volatility, as measured by the CBOE Volatility Index and CBOE Nasdaq-100 Volatility Index. We believe that the comparatively low volatility resulted from fewer market-moving geopolitical events in the first half of 2015 compared with same period in 2014.

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2015	2014	Change	2015	2014	Change
Euro	342	190	80%	339	212	60%
Japanese yen	145	124	17	158	145	9
British pound	114	97	17	117	109	8
Australian dollar	98	71	38	103	84	22
Canadian dollar	70	53	30	75	63	18
Foreign exchange contract volumes increased in the second quarter and first six months of 2015 when compared with the same periods in 2014 due to quantitative easing and debt concerns in Europe, global economic uncertainty and geopolitical events in the first half of 2015. These factors led to increases in exchange rate volatility across all major currencies, which resulted in higher contract volumes. Additionally, a strengthening U.S. dollar, led by signs of economic growth, has further resulted in higher volatility in the second quarter and first six months of 2015 when compared with the same periods in 2014.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2015	2014	Change	2015	2014	Change
Corn	473	359	32%	430	374	15%
Soybean	305	228	34	291	241	21
Wheat	226	164	38	199	165	21
Soybean oil	129	98	32	118	101	17
In the second quarter and first six months of 2015 when compared with the same periods in 2014, we believe overall agricultural commodity contract volumes increased due to higher price volatility caused by greater uncertainty surrounding weather conditions and concerns over planting delays in the second quarter of 2015.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2015	2014	Change	2015	2014	Change
WTI crude oil	872	651	34%	999	660	51%
Natural gas	454	365	24	469	484	(3)
Refined products	312	278	12	328	286	15
Brent crude oil	86	72	20	112	64	77
Overall energy contract volumes increased in the second quarter and first six months of 2015 when compared with the same periods in 2014 largely due to increases in crude oil trading. A continuing shift in crude oil supply that began in the fourth quarter of 2014 resulted in increased price volatility in the second quarter and first six months of 2015 when compared with the same periods in 2014. Additionally, refined products contract volumes increased largely due to increases in volatility in the underlying market. Natural gas contract volume also increased in the second quarter of 2015 when compared with the same period in 2014 due to higher price volatility.

Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2015	2014	Change	2015	2014	Change
Gold	179	175	3%	200	191	4%
Copper	67	60	11	68	61	13
Silver	65	67	(3)	61	66	(7)
Overall metal contract volumes remained flat in the second quarter and first six months of 2015 when compared with the same periods in 2014.
Average Rate per Contract
The average rate per contract increased in the second quarter and first six months of 2015 when compared with the same periods in 2014 due to shifts in the relative mix of product volume. Agricultural commodity, foreign exchange and energy contract volume, when measured as a percentage of total volume, collectively increased by 5 percentage points in the second quarter of 2015, while interest rate and equity contract volume collectively decreased 5 percentage points. Energy, foreign exchange and agricultural commodity contract volume, when measured as a percentage of total volume, collectively increased by 3 percentage points in the first six months of 2015, while equity and interest rate contract volume collectively decreased 3 percentage points. Energy, foreign exchange and agricultural commodity contracts have a higher average rate per contract compared with other product lines.
Cleared-only Swap Contracts
Clearing and transaction fees as presented on the consolidated statements of income include revenues for our cleared-only interest rate swap and credit default swap contracts. In the second quarter of 2015 and 2014, clearing and transaction fees generated from these contracts were $18.0 million and $13.3 million, respectively. In the first six months of 2015 and 2014, clearing and transaction fees generated from these contracts were $37.5 million and $26.1 million, respectively. The increases in revenues were largely attributable to increased sales efforts centered around customer education.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% of our clearing and transaction fees in the first six months of 2015. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The increases in market data and information services revenues in the second quarter and first six months of 2015 when compared with the same periods in 2014 were attributable to the reduction of fee waivers for existing customers beginning in 2015. The increases were partially offset by declines in market data subscriber counts attributable to screen count usage adjustments by customer firms as a result of the new market data pricing policies.
The two largest resellers of our market data represented approximately 45% of our market data and information services revenue in the first six months of 2015. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.

Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	Change	2015	2014	Change
Compensation and benefits	$141.5	$139.7	1%	$282.8	$275.2	3%
Communications	6.6	8.3	(20)	14.2	16.5	(14)
Technology support services	16.1	14.6	11	31.7	28.5	11
Professional fees and outside services	27.7	37.5	(26)	56.8	67.1	(15)
Amortization of purchased intangibles	25.0	25.2	(1)	49.9	50.4	(1)
Depreciation and amortization	33.3	34.3	(3)	65.1	68.4	(5)
Occupancy and building operations	23.5	23.2	1	46.3	46.4	—
Licensing and other fee agreements	28.8	25.7	12	59.4	54.7	9
Other	22.4	11.1	101	54.1	35.3	53
Total Expenses	$324.9	$319.6	2	$660.3	$642.5	3
Operating expenses increased by $5.3 million and $17.8 million in the second quarter and first six months of 2015 when compared with the same periods in 2014. The following table shows the estimated impacts of key factors resulting in changes in operating expenses:

	Quarter Ended, June 30, 2015		Six Months Ended, June 30, 2015
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
MF Global bankruptcy claim	$14.5	5%	$14.5	2%
Real estate taxes and fees	10.0	3	10.0	1
Stock-based compensation	6.4	2	7.9	1
Foreign currency exchange rate fluctuation	(5.6)	(2)	7.5	1
Litigation accrual	—	—	6.3	1
Bonus expense	3.5	1	1.6	1
Reorganization costs and voluntary exit incentive plan	(5.8)	(2)	(0.3)	—
Merger and acquisition costs	(4.7)	(1)	(5.9)	(1)
Salaries, benefits and employer taxes	(3.6)	(1)	(6.7)	(1)
Data center depreciation	(3.9)	(1)	(7.6)	(1)
Contingent consideration obligation	(4.8)	(2)	(8.3)	(1)
Other expenses, net	(0.7)	—	(1.2)	—
Total increase	$5.3	2%	$17.8	3%
Operating expenses increased in the second quarter and first six months of 2015 when compared with the same periods in 2014 due to increases as follows:

•	In the second quarter of 2014, we recognized our claim from the MF Global bankruptcy filing, which occurred in the fourth quarter of 2011, as a reduction of other expenses.

•	In the second quarter of 2015, we recognized additional real estate taxes and fees related to the transfer of the ownership of the NYMEX building, which was acquired in 2008 and sold in 2013.

•
Performance awards issued as part of our stock-based compensation program resulted in increases in compensation and benefits in the second quarter and first six months of 2015 when compared with the same periods in 2014.

•
In the first six months of 2015, we recognized a net gain of $1.1 million due to a favorable change in exchange rates on foreign cash balances, compared with a net gain of $8.6 million in the first six months of 2014. Gains and losses from exchange rate fluctuations primarily result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies. We expect to continue to incur gains and losses from exchange rate fluctuations.

•
A net reduction in a litigation accrual due to a favorable court ruling and a denial for a rehearing in the first quarter of 2014 resulted in an increase in overall operating expenses in the first six months of 2015 when compared with the same period in 2014.

•	Bonus expense increased due to performance relative to our 2015 cash earnings target when compared with 2014 performance relative to our 2014 cash earnings target.
Increases in operating expenses in the second quarter and first six months of 2015 when compared with the same periods in 2014 were partially offset by the following decreases:

•
In the second quarter of 2015, we recognized a net gain of $11.1 million due to a favorable change in exchange rates on foreign cash balance, compared with a net gain of $5.5 million in the second quarter of 2014, which partially offset the overall increase in expenses in the second quarter of 2015 when compared with the same period of 2014.

•	We recognized expenses due to our voluntary exit incentive plan in the second quarter of 2014 within compensation and benefits expense.

•
Professional fees and other expenses related to our proposed transaction with GFI Group Inc. were recognized in the first half of 2014. The agreement with GFI Group Inc. was terminated in January 2015.

•	Compensation and benefits expenses decreased as a result of declines in average headcount largely related to our reorganization announced in the fourth quarter of 2014.

•	Depreciation and amortization expense decreased largely due to the acceleration of depreciation expense in 2014 related to the consolidation of some of our data centers.

•	Increases in the fair value of contingent consideration related to an acquisition completed in 2010 were recognized in the first and second quarter of 2014.
Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	Change	2015	2014	Change
Investment income	$18.5	$15.1	22%	$24.2	$18.3	32%
Gains (losses) on derivative investments	—	—	—	(1.8)	—	n.m.
Interest and other borrowing costs	(28.6)	(28.3)	1	(60.2)	(62.0)	(3)
Equity in net earnings (losses) of unconsolidated subsidiaries	26.0	21.5	21	48.5	43.9	11
Other non-operating income (expense)	(62.9)	1.8	n.m.	(41.2)	1.8	n.m.
Total Non-Operating	$(47.0)	$10.1	n.m.	$(30.5)	$2.0	n.m.
n.m. not meaningful
The overall increases in investment income in the second quarter and first six months of 2015 when compared with the same periods in 2014 were largely due to a gain recognized on the sale of 14.3 million shares of our investment in BM&FBOVESPA S.A. (BM&FBOVESPA) recognized in the second quarter of 2015.
The following table shows the key impacts in the overall increase and decrease in interest expense and other borrowing costs in the second quarter and first six months of 2015, respectively, when compared with the same periods in 2014:

	Quarter Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Weighted average borrowings outstanding (in millions)	$2,304.4	$2,112.5	$191.9	$2,300.1	$2,300.0	$0.1
Weighted average effective yield	3.73%	4.15%	(0.42)%	3.90%	4.27%	(0.37)%
Average cost of borrowings (1)	3.94	4.32	(0.38)	4.13	4.44	(0.31)

(1)
Average cost of borrowings includes interest, the effective portion of interest rate hedges, discount accretion and debt issuance costs. Commitment fees on line of credit agreements are not included in the average cost of borrowing.

In February 2014, we repaid the $750.0 million of 5.75% fixed rate notes due February 2014 and in April 2015, we repurchased the $612.5 million 4.40% fixed rate notes due March 2018. In March 2015, we issued $750.0 million of 3.0% fixed rate notes due March 2025. These transactions contributed to an increase in weighted average borrowings outstanding in the second quarter of 2015 and a slight increase for the first six months of 2015 when compared to the same periods in 2014. These transactions decreased weighted average effective yield and average cost of borrowings for the second quarter and first six months of 2015 when compared with the same periods in 2014.
Higher income generated from our S&P/DJI business venture contributed to increases in equity in net gains (losses) of unconsolidated subsidiaries in the second quarter and first six months of 2015 when compared with the same period in 2014.
In April 2015, we repurchased the $612.5 million fixed rate notes due 2018 and paid a call premium of $60.5 million. As a result of the transaction, we recognized debt prepayment costs of $61.8 million in the second quarter of 2015, which includes the call premium and was included in other non-operating income (expense). In the first quarter of 2015, we received a termination fee, net of the portion paid to outside advisers, related to our proposed acquisition of GFI Group Inc. (GFI Group), which was also included in other non-operating income (expense).
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2015	2014
Quarter Ended June 30	40.9%	37.5%
Six Months Ended June 30	38.7	38.9
In the second quarter of 2015, the overall effective tax rate was higher compared with the same period in 2014 due to additional deferred tax expense recognized from the remeasurement of deferred tax positions resulting from a state and local income tax law change in the second quarter of 2015.
In the first six months of 2015 when compared with the same period in 2014, the effective tax rate remained flat due to additional deferred tax expense recognized from state and local income tax law changes in both periods.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first six months of 2015 when compared with the same period of 2014. The increase in net cash provided by operating activities was largely attributable to the increase in trading volume as well as the receipt of the GFI Group termination fee. Net cash used in investing activities decreased in the first six months of 2015 when compared with the same period of 2014 largely due to proceeds from the sale of shares of our investment in BM&FBOVESPA. Cash used in financing activities was lower in the first six months of 2015 when compared with the same period in 2014. The decrease was attributable to the issuance of $750.0 million fixed rate notes due March 2025 in the first quarter of 2015, partially offset by the repayment of the $612.5 million fixed rate notes due March 2018 and payment of the call premium in the second quarter of 2015. In the first quarter of 2014, we repaid the $750.0 million fixed rate notes due February 2014.
Debt Instruments. The following table summarizes our debt outstanding at June 30, 2015:

(in millions)	Par Value
Fixed rate notes due September 2022, stated rate of 3.00% (1)	$750.0
Fixed rate notes due March 2025, stated rate of 3.00% (2)	750.0
Fixed rate notes due September 2043, stated rate of 5.30% (3)	750.0

(1)
In August 2012, we entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 3.32%.

(2)
In December 2014, we entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 3.11%

(3)
In August 2012, we entered into a forward starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 4.73%.

On March 9, 2015, we completed an offering of $750.0 million of 3.00% fixed rate notes due March 2025. In April 2015, we used the net proceeds of the offering to repurchase the $612.5 million fixed rate notes and paid a call premium of $60.5 million.
We maintain a $2.3 billion multi-currency revolving senior credit facility with various financial institutions, which matures in March 2020. The proceeds from this facility can be used for general corporate purposes, which includes providing liquidity for our clearing houses in certain circumstances at CME Group's discretion and, if necessary, for maturities of commercial paper. As long as we are not in default under this facility, we have the option to increase it up to $3.0 billion with the consent of the agent and lenders providing the additional funds. This facility is voluntarily pre-payable from time to time without premium or penalty. Under this facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity at December 31, 2014, giving effect to share repurchases made and special dividends paid during the term of the agreements (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings outstanding under this facility.
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by CME Clearing. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At June 30, 2015, guaranty funds available to collateralize the facility totaled $7.2 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. In addition to the 364-day facility, we also have the option to use the $2.3 billion multi-currency revolving senior credit facility to provide liquidity for our clearing houses in the unlikely event of default in certain circumstances. In addition, our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement) of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At June 30, 2015, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At June 30, 2015, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At June 30, 2015, the letters of credit totaled $410.0 million.
The following table summarizes our credit ratings at June 30, 2015:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.2 billion at June 30, 2015 and $1.4 billion at December 31, 2014. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Net current deferred tax assets of $24.4 million were included in other current assets at June 30, 2015 and December 31, 2014, respectively. Total net current deferred tax assets are primarily attributable to stock-based compensation and accrued expenses.
Net long-term deferred tax liabilities were $7.3 billion at June 30, 2015 and December 31, 2014. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers, including CBOT Holdings, Inc. and NYMEX Holdings, Inc.

Valuation allowances of $100.1 million and $99.2 million have been provided on deferred tax assets at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, valuation allowances were related to domestic net operating losses, foreign net operating losses as well as built in capital losses for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.
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
CME, CBOT, NYMEX and COMEX are regulated by the CFTC as Designated Contract Markets (DCM). DCMs are required to maintain capital, as defined by the CFTC, in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities or a line of credit at least equal to six months of projected operating expenses. Our DCMs are in compliance with all DCM financial requirements.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard was intended to become effective in the first annual period beginning after December 15, 2016, but in the second quarter of 2015, FASB extended the deadline by one year. This guidance may be adopted using one of two transition methods, which we are still evaluating along with the impact of the new standard on our consolidated financial statements.
In April 2015, the FASB issued a standards update that changes the presentation of debt issuance costs. The update requires entities to present debt issuance costs related to a recognized debt liability as a deduction from the carrying value of the debt liability. The update, which applies retrospectively upon adoption, is effective for reporting periods beginning after December 15, 2015. Early adoption is allowed. Adoption of the update will change the presentation of debt issuance costs and the carrying value of debt in our consolidated balance sheets. Adoption of the update is considered a change in accounting policy and will be disclosed accordingly. We believe the change in presentation will be immaterial to our consolidated financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30	498	$90.24	—	$—
May 1 to May 31	348	94.20	—	—
June 1 to June 30	1,509	96.62	—	—
Total	2,355	$94.91	—

(1)	Shares purchased consist of an aggregate of 2,355 shares of Class A common stock surrendered in the second quarter of 2015 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

3.1
Eleventh Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on May 26, 2015, File No. 001-31553).

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

CME Group Inc. (Registrant)

Dated: August 5, 2015	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance