Form 10-Q
period 2015-09-30
CME GROUP INC.
filed 2015-11-06
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 14, 2015 was as follows: 338,233,253 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,434.3	$1,366.1
Marketable securities	72.4	74.7
Accounts receivable, net of allowance of $1.0 and $1.2	363.8	341.2
Other current assets (includes $32.0 and $37.0 in restricted cash)	267.1	196.5
Performance bonds and guaranty fund contributions	49,321.2	40,566.8
Total current assets	51,458.8	42,545.3
Property, net of accumulated depreciation and amortization of $777.2 and $741.0	496.1	508.9
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,562.7	2,637.4
Goodwill	7,569.0	7,569.0
Other assets (includes $71.6 and $72.4 in restricted cash)	1,687.7	1,805.6
Total Assets	$80,949.6	$72,241.5

Liabilities and Equity
Current Liabilities:
Accounts payable	$38.1	$36.9
Other current liabilities	239.5	927.5
Performance bonds and guaranty fund contributions	49,321.2	40,566.8
Total current liabilities	49,598.8	41,531.2
Long-term debt	2,241.2	2,107.9
Deferred income tax liabilities, net	7,341.5	7,302.7
Other liabilities	391.3	376.2
Total Liabilities	59,572.8	51,318.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at September 30, 2015 and December 31, 2014; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2015 and December 31, 2014; 336,736 and 335,452 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3.4	3.4
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	17,696.2	17,596.6
Retained earnings	3,771.8	3,317.3
Accumulated other comprehensive income (loss)	(94.6)	6.2
Total shareholders’ equity	21,376.8	20,923.5
Total Liabilities and Equity	$80,949.6	$72,241.5

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Clearing and transaction fees	$715.0	$641.8	$2,105.0	$1,903.3
Market data and information services	99.5	87.7	300.3	266.7
Access and communication fees	21.6	20.8	64.4	61.6
Other	14.2	12.1	43.3	39.8
Total Revenues	850.3	762.4	2,513.0	2,271.4
Expenses
Compensation and benefits	136.4	132.1	419.2	407.3
Communications	7.1	7.8	21.3	24.3
Technology support services	15.4	13.8	47.1	42.3
Professional fees and outside services	33.8	32.2	90.6	99.3
Amortization of purchased intangibles	24.9	25.3	74.8	75.7
Depreciation and amortization	32.4	32.7	97.5	101.1
Occupancy and building operations	23.1	24.7	69.4	71.1
Licensing and other fee agreements	33.1	25.5	92.5	80.2
Other	27.7	37.9	81.8	73.2
Total Expenses	333.9	332.0	994.2	974.5
Operating Income	516.4	430.4	1,518.8	1,296.9

Non-Operating Income (Expense)
Investment income	2.5	7.4	26.7	25.7
Gains (losses) on derivative investments	—	—	(1.8)	—
Interest and other borrowing costs	(28.3)	(28.7)	(88.5)	(90.7)
Equity in net earnings (losses) of unconsolidated subsidiaries	26.6	20.0	75.1	63.9
Other non-operating income (expense)	(0.8)	—	(42.0)	1.8
Total Non-Operating	—	(1.3)	(30.5)	0.7
Income before Income Taxes	516.4	429.1	1,488.3	1,297.6
Income tax provision	156.5	139.1	533.0	477.2
Net Income	359.9	290.0	955.3	820.4
Less: net income (loss) attributable to non-controlling interest	—	—	—	(0.2)
Net Income Attributable to CME Group	$359.9	$290.0	$955.3	$820.6

Earnings per Common Share Attributable to CME Group:
Basic	$1.07	$0.87	$2.84	$2.46
Diluted	1.06	0.86	2.83	2.44
Weighted Average Number of Common Shares:
Basic	336,323	334,424	336,015	334,144
Diluted	338,139	336,172	337,804	335,820
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$359.9	$290.0	$955.3	$820.4
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(100.2)	(66.6)	(91.0)	(10.7)
Reclassification of net (gains) losses on sales included in investment income	2.6	—	(3.4)	—
Income tax benefit (expense)	—	(5.0)	1.2	(6.5)
Investment securities, net	(97.6)	(71.6)	(93.2)	(17.2)
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	(0.3)	(3.2)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.6	—	2.0	0.2
Income tax benefit (expense)	(0.2)	—	(0.6)	1.1
Defined benefit plans, net	0.4	—	1.1	(1.9)
Derivative investments:
Net unrealized holding gains (losses) arising during the period	—	—	(4.7)	—
Ineffectiveness on cash flow hedges included in (gains) losses on derivative investments	—	—	1.8	—
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(0.3)	(0.4)	(0.9)	(1.1)
Income tax benefit (expense)	0.1	0.1	1.5	0.4
Derivative investments, net	(0.2)	(0.3)	(2.3)	(0.7)
Foreign currency translation:
Foreign currency translation adjustments	(3.4)	(6.9)	(10.0)	(2.7)
Income tax benefit (expense)	1.1	2.6	3.6	1.0
Foreign currency translation, net	(2.3)	(4.3)	(6.4)	(1.7)
Other comprehensive income, net of tax	(99.7)	(76.2)	(100.8)	(21.5)
Comprehensive income	260.2	213.8	854.5	798.9
Less: comprehensive income attributable to non-controlling interests	—	—	—	(0.2)
Comprehensive Income Attributable to CME Group	$260.2	$213.8	$854.5	$799.1
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	335,452	3	$17,600.0	$3,317.3	$6.2	$20,923.5
Net income attributable to CME Group				955.3		955.3
Other comprehensive income attributable to CME Group					(100.8)	(100.8)
Dividends on common stock of $1.50 per share				(500.8)		(500.8)
Tax effect related to prior year purchase of non-controlling interest			9.3			9.3
Exercise of stock options	798		51.8			51.8
Excess tax benefits from option exercises and restricted stock vesting			6.7			6.7
Vesting of issued restricted Class A common stock	450		(16.8)			(16.8)
Shares issued to Board of Directors	26		2.4			2.4
Shares issued under Employee Stock Purchase Plan	10		1.0			1.0
Stock-based compensation			45.2			45.2
Balance at September 30, 2015	336,736	3	$17,699.6	$3,771.8	$(94.6)	$21,376.8
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders’ Equity	Non-Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2013	333,852	3	$17,508.2	$3,494.6	$152.0	$21,154.8	$5.7	$21,160.5
Net income attributable to CME Group and non-controlling interest				820.6		820.6	(0.2)	820.4
Other comprehensive income attributable to CME Group					(21.5)	(21.5)		(21.5)
Dividends on common stock of $1.41 per share				(473.2)		(473.2)		(473.2)
Tax effect and gain related to purchase of non-controlling interests			(1.5)			(1.5)	(5.5)	(7.0)
Exercise of stock options	590		26.6			26.6		26.6
Excess tax benefits from option exercises and restricted stock vesting			3.3			3.3		3.3
Vesting of issued restricted Class A common stock	496		(16.2)			(16.2)		(16.2)
Shares issued to Board of Directors	34		2.4			2.4		2.4
Shares issued under Employee Stock Purchase Plan	13		0.9			0.9		0.9
Stock-based compensation			40.9			40.9		40.9
Balance at September 30, 2014	334,985	3	$17,564.6	$3,842.0	$130.5	$21,537.1	$—	$21,537.1
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$955.3	$820.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	45.2	40.9
Amortization of purchased intangibles	74.8	75.7
Depreciation and amortization	97.5	101.1
Gain on sale of BM&FBOVESPA shares	(3.4)	—
Debt prepayment costs	61.8	—
Undistributed earnings, net of losses, of unconsolidated subsidiaries	(15.2)	(39.2)
Deferred income taxes	49.8	63.1
Change in:
Accounts receivable	(22.3)	(41.9)
Other current assets	12.4	(9.4)
Other assets	(18.4)	(10.9)
Accounts payable	1.3	(1.2)
Income taxes payable	(70.1)	(141.4)
Other current liabilities	(31.3)	(62.6)
Other liabilities	(0.5)	(11.2)
Other	4.3	5.5
Net Cash Provided by Operating Activities	1,141.2	788.9

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	29.3	28.5
Purchases of available-for-sale marketable securities	(29.3)	(29.3)
Purchases of property, net	(90.3)	(104.2)
Proceeds from sale of building property	—	7.9
Investments in business ventures	(7.0)	(10.5)
Proceeds from sale of BM&FBOVESPA shares	69.0	—
Settlement of derivative related to debt issuance	7.0	—
Net Cash Used in Investing Activities	(21.3)	(107.6)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	743.7	—
Repayment of debt	(673.0)	(750.0)
Cash dividends	(1,174.9)	(1,339.2)
Purchase of non-controlling interest	—	(4.7)
Proceeds from exercise of stock options	51.8	26.6
Excess tax benefits related to employee option exercises and restricted stock vesting	6.7	3.3
Settlement of contingent consideration	(7.0)	—
Other	1.0	0.9
Net Cash Used in Financing Activities	(1,051.7)	(2,063.1)

Net change in cash and cash equivalents	68.2	(1,381.8)
Cash and cash equivalents, beginning of period	1,366.1	2,469.7
Cash and Cash Equivalents, End of Period	$1,434.3	$1,087.9

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$548.5	$523.9
Interest paid	89.1	111.4
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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2015 and December 31, 2014 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (SEC) on February 26, 2015.
2. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. At September 30, 2015, performance bonds and guaranty fund contribution assets on the consolidated balance sheets include cash and U.S. Treasury securities with maturity dates of 90 days or less. U.S. Treasury securities are purchased by CME, at its discretion, using cash collateral. The benefits, including interest earned, and risks of ownership accrue to CME. Interest earned is included in investment income on the consolidated statements of income. At September 30, 2015, the amortized cost and fair value of the U.S. Treasury securities were both $15.1 billion. The U.S. Treasury securities will mature in the fourth quarter of 2015. Performance bonds and guaranty fund contribution assets also include overnight reverse repurchase agreements that were purchased by CME, at its discretion, using cash collateral. The fair value of the overnight securities under the reverse repurchase agreements was $1.8 billion at September 30, 2015.
Clearing House Contract Settlement. CME Clearing and CMECE mark-to-market open positions for all futures and options contracts twice a day (once a day for CME's cleared-only credit default swap and interest rate swap contracts). Based on values derived from the mark-to-market process, CME Clearing and CMECE require payments from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than cleared-only credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared-only credit default swap and interest rate swap contracts, the maximum exposure related to CME Clearing's guarantee would be one full day of changes in fair value of all open positions, before considering CME Clearing's ability to access defaulting clearing firms' collateral. During the first nine months of 2015, CME Clearing and CMECE transferred an average of approximately $4.1 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME Clearing and CMECE reduce their guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2015.

3. Intangible Assets
Intangible assets consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(730.7)	$2,108.1	$2,838.8	$(658.8)	$2,180.0
Technology-related intellectual property	29.4	(26.3)	3.1	29.4	(23.5)	5.9
Other	2.4	(0.9)	1.5	2.4	(0.9)	1.5
Total amortizable intangible assets	$2,870.6	$(757.9)	2,112.7	$2,870.6	$(683.2)	2,187.4

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,562.7			$2,637.4
Trading products(1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $24.9 million and $25.3 million for the quarters ended September 30, 2015 and 2014, respectively. Total amortization expense for intangible assets was $74.8 million and $75.7 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2015	$24.7
2016	96.1
2017	95.5
2018	94.7
2019	94.7
2020	94.7
Thereafter	1,612.3
4. Long-Term Investments
In the first nine months of 2015, the company sold approximately 18.2 million shares of BM&FBOVESPA S.A. (BM&FBOVESPA) and recognized a net gain of $3.4 million within investment income on the consolidated statements of income. As of September 30, 2015, the company owned an approximate 5% interest in BM&FBOVESPA. At September 30, 2015, the fair value and cost basis of the remaining investment in BM&FBOVESPA was $253.7 million and $340.0 million, respectively. Substantially all of the difference between the cost basis and fair value of the investment as of September 30, 2015 represents previous changes in foreign currency exchange rates that are suspended in accumulated other comprehensive income and released into current operations as the investment is sold.
5. Debt
In April 2015, the company repaid the $612.5 million fixed rate notes due 2018 and paid a call premium of $60.5 million. As a result of the transaction, the company recognized debt prepayment costs of $61.8 million in the second quarter of 2015, which includes the call premium.

Long-term debt consisted of the following at September 30, 2015 and December 31, 2014:

(in millions)	September 30, 2015	December 31, 2014
$612.5 million fixed rate notes due March 2018, stated rate of 4.40% (1)	$—	$611.0
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (2)	748.4	748.2
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (3)	744.1	—
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (4)	748.7	748.7
Total long-term debt	$2,241.2	$2,107.9

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

Long-term debt maturities, at par value, were as follows at September 30, 2015:

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
At September 30, 2015 and December 31, 2014, the company had accrued $3.5 million and $4.3 million, respectively, for legal and regulatory matters that were probable and estimable.
Intellectual Property Indemnifications. Certain agreements with customers and other third parties related to accessing the CME platforms; utilizing market data services, and licensing CME SPAN software may contain indemnifications from intellectual property claims that may be made against customers and other third parties as a result of their use of the applicable products and/or services. The potential future claims relating to these indemnifications cannot be estimated and therefore no liability has been recorded.
7. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2016. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME must maintain U.S. Treasury securities or irrevocable, standby letters of credit as collateral for this agreement. At September 30, 2015, CME was contingently liable to SGX on letters of credit totaling $710.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2015.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2015.

8. Accumulated Other Comprehensive Income
The following tables present changes in the accumulated balances for each component of other comprehensive income attributable to CME Group, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2014	$(22.9)	$(31.3)	$62.6	$(2.2)	$6.2
Other comprehensive income before reclassifications and income tax benefit (expense)	(91.0)	(0.3)	(4.7)	(10.0)	(106.0)
Amounts reclassified from accumulated other comprehensive income	(3.4)	2.0	0.9	—	(0.5)
Income tax benefit (expense)	1.2	(0.6)	1.5	3.6	5.7
Net current period other comprehensive income attributable to CME Group	(93.2)	1.1	(2.3)	(6.4)	(100.8)
Balance at September 30, 2015	$(116.1)	$(30.2)	$60.3	$(8.6)	$(94.6)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2013	$98.9	$(12.8)	$65.0	$0.9	$152.0
Other comprehensive income before reclassifications and income tax benefit (expense)	(10.7)	(3.2)	(1.1)	(2.7)	(17.7)
Amounts reclassified from accumulated other comprehensive income	—	0.2	—	—	0.2
Income tax benefit (expense)	(6.5)	1.1	0.4	1.0	(4.0)
Net current period other comprehensive income attributable to CME Group	(17.2)	(1.9)	(0.7)	(1.7)	(21.5)
Balance at September 30, 2014	$81.7	$(14.7)	$64.3	$(0.8)	$130.5
9. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
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
The company determined the fair value of its contingent consideration liability, considered a level 3 liability, using a discounted cash flow model to calculate the present value of future payouts. The liability was included in level 3 because management used significant unobservable inputs, including a discount rate of 20% and a payout probability of 100%. Significant changes in these inputs, in isolation, would result in a significantly different fair value.

Financial assets and liabilities recorded in the consolidated balance sheet as of September 30, 2015 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement. The following tables present financial instruments measured at fair value on a recurring basis:

	September 30, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$19.2	$—	$—	$19.2
Mutual funds	52.8	—	—	52.8
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	72.1	0.3	—	72.4
Performance bonds and guaranty fund contributions:
U.S. Treasury securities (1)	15,105.0	—	—	15,105.0
Equity investments	271.8	—	—	271.8
Total Assets at Fair Value	$15,448.9	$0.3	$—	$15,449.2

Liabilities at Fair Value:
Contingent consideration	$—	$—	$0.4	$0.4
Total Liabilities at Fair Value	$—	$—	$0.4	$0.4
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet at September 30, 2015 include U.S. Treasury securities purchased with cash collateral.
There were no transfers of assets or liabilities between level 1, level 2 and level 3 during the first nine months of 2015. There were no level 3 assets valued at fair value on a recurring basis during the first nine months of 2015. The following is a reconciliation of level 3 liabilities valued at fair value on a recurring basis during the first nine months of 2015.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2014	$17.7
Realized and unrealized (gains) losses:
Included in other expenses	1.4
Settlements	(18.7)
Fair value of liability at September 30, 2015	$0.4
There were no level 3 assets or level 3 liabilities valued at fair value on a nonrecurring basis during the first nine months of 2015.
The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. At September 30, 2015, the fair values were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	$753.9
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%	733.8
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	851.7

10. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to the company by the weighted average number of shares of all classes of CME Group common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Anti-dilutive stock options, restricted stock and performance share awards were as follows for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Stock options	432	1,461	432	1,463
Restricted stock and performance shares	—	700	538	700
Total	432	2,161	970	2,163
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income Attributable to CME Group (in millions)	$359.9	$290.0	$955.3	$820.6
Weighted Average Number of Common Shares (in thousands):
Basic	336,323	334,424	336,015	334,144
Effect of stock options, restricted stock and performance shares	1,816	1,748	1,789	1,676
Diluted	338,139	336,172	337,804	335,820
Earnings per Common Share Attributable to CME Group:
Basic	$1.07	$0.87	$2.84	$2.46
Diluted	1.06	0.86	2.83	2.44
11. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2015	2014	Change	2015	2014	Change
Total revenues	$850.3	$762.4	12%	$2,513.0	$2,271.4	11%
Total expenses	333.9	332.0	1	994.2	974.5	2
Operating margin	60.7%	56.5%		60.4%	57.1%
Non-operating income (expense)	$—	$(1.3)	(92)	$(30.5)	$0.7	n.m.
Effective tax rate	30.3%	32.4%		35.8%	36.8%
Net income attributable to CME Group	$359.9	$290.0	24	$955.3	$820.6	16
Diluted earnings per common share attributable to CME Group	1.06	0.86	23	2.83	2.44	16
Cash flows from operating activities				1,141.2	788.9	45
n.m. not meaningful
Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change	2015	2014	Change
Clearing and transaction fees	$715.0	$641.8	11%	$2,105.0	$1,903.3	11%
Market data and information services	99.5	87.7	13	300.3	266.7	13
Access and communication fees	21.6	20.8	4	64.4	61.6	5
Other	14.2	12.1	17	43.3	39.8	9
Total Revenues	$850.3	$762.4	12	$2,513.0	$2,271.4	11

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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Total contract volume (in millions)	920.6	863.4	7%	2,689.1	2,492.6	8%
Clearing and transaction fees (in millions)	$698.7	$626.3	12	$2,051.2	$1,861.6	10
Average rate per contract	$0.759	$0.725	5	$0.763	$0.747	2
We estimate the following increases in clearing and transaction fees based on changes in total contract volume and changes in average rate per contract for futures and options during the third quarter and first nine months of 2015 when compared with the same periods in 2014.

(in millions)	Quarter Ended	Nine Months Ended
Increases due to changes in total contract volume	$43.4	$149.9
Increases due to changes in average rate per contract	29.0	39.7
Increases in clearing and transaction fees	$72.4	$189.6
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

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2015	2014	Change	2015	2014	Change
Average Daily Volume by Product Line:
Interest rate	6,658	7,181	(7)%	6,930	6,861	1%
Equity	3,287	2,586	27	2,808	2,644	6
Foreign exchange	855	797	7	903	750	20
Agricultural commodity	1,266	1,058	20	1,287	1,103	17
Energy	1,965	1,562	26	1,949	1,573	24
Metal	353	309	14	351	328	7
Aggregate average daily volume	14,384	13,493	7	14,228	13,259	7
Average Daily Volume by Venue:
Electronic	12,620	11,627	9	12,444	11,404	9
Open outcry	1,111	1,208	(8)	1,168	1,162	—
Privately negotiated	653	658	(1)	616	693	(11)
Aggregate average daily volume	14,384	13,493	7	14,228	13,259	7
Electronic Volume as a Percentage of Total Volume	88%	86%		87%	86%
Overall futures and options contract volume increased in the third quarter and first nine months of 2015 when compared with the same periods in 2014. We believe global market concerns and considerable uncertainty have resulted in increased volatility in equity and foreign exchange markets, leading to increases in volumes. European debt concerns and quantitative easing by the European Central Bank contributed to the strengthening of the U.S. dollar compared with most major currencies. Additionally, the deceleration of the Chinese economy in the third quarter resulted in high volatility within equity markets. This deceleration has also resulted in lower than expected Chinese demand for raw materials, such as copper. As volatility returns, investors have turned to precious metals as a safe haven alternative to the volatile equity markets.
Additionally, large amounts of rain due to changing weather patterns caused by El Nino during 2015 created concerns over planting delays for agricultural commodity products in the United States. We believe this resulted in increases in price volatility across the sector, which has led to increases in overall agricultural commodity contract volumes.

Crude oil markets continue to show considerable uncertainty regarding the direction of future oil prices. The oversupply of crude oil that began in 2014 continues to weigh on oil prices, while inconsistent drilling data has caused additional volatility and uncertainty. As a result, we believe the additional volatility led to increases in overall energy contract volumes.
Mixed economic indicators have led to lower market expectations of near-term changes in U.S. interest rates. As a result, interest rate volatility continued to taper off in the second and third quarters of 2015 after a strong first quarter, resulting in declines in interest rate volumes.
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2015	2014	Change	2015	2014	Change
Eurodollar futures and options:
Front 8 futures	1,544	1,619	(5)%	1,640	1,502	9%
Back 32 futures	692	1,082	(36)	760	1,046	(27)
Options	959	919	4	926	841	10
U.S. Treasury futures and options:
10-Year	1,548	1,671	(7)	1,701	1,683	1
5-Year	829	914	(9)	846	888	(5)
Treasury bond	362	437	(17)	377	418	(10)
2-Year	346	308	12	358	281	27
Overall interest rate contract volume decreased in the third quarter of 2015 when compared with the same period in 2014 largely due to a decline in longer dated interest rate contract volume. As market participants anticipated a potential change in interest rates in the near term in 2015, we believe they shifted their focus from Back 32 Eurodollar futures and longer dated U.S. Treasury futures and options to shorter term products, including the 2-year U.S. Treasury futures and options. While interest rate volatility remained high in early 2015, changes in macroeconomic factors and a shift from the first quarter's expectations regarding the Federal Reserve interest rate policy change lowered interest rate volatility throughout the second and third quarters of 2015. As a result, overall interest rate contract volume remained relatively flat in the first nine months of 2015 when compared with the same period in 2014.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2015	2014	Change	2015	2014	Change
E-mini S&P 500 futures and options	2,593	2,035	27%	2,208	2,057	7%
E-mini NASDAQ 100 futures and options	315	278	13	274	301	(9)
Overall equity contract volumes increased in the third quarter and first nine months of 2015 when compared with the same period in 2014 due to overall high market volatility, as measured by the CBOE Volatility Index and CBOE Nasdaq-100 Volatility Index. Global economic events led by a deceleration of the Chinese economy in the third quarter of 2015 resulted in periods of high volatility within equity markets. The E-mini NASDAQ contracts did not benefit from macro-level events or increased general market volatility to the same extent as the E-mini S&P 500 because the E-mini NASDAQ contract generally hedges different market risks.

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2015	2014	Change	2015	2014	Change
Euro	279	231	21%	319	219	46%
Japanese yen	162	144	13	159	144	10
British pound	101	120	(16)	112	113	(1)
Australian dollar	101	105	(3)	103	91	13
Canadian dollar	79	65	22	76	64	19
Foreign exchange contract volumes increased in the third quarter and first nine months of 2015 when compared with the same periods in 2014 due to quantitative easing and debt concerns in Europe, global economic uncertainty, geopolitical events as well as a strengthening U.S. dollar throughout 2015. We believe these factors led to increases in exchange rate volatility across major currencies, which resulted in higher contract volumes. The increases in foreign exchange contract volumes in the third quarter and first nine months of 2015 were partially offset by decreases in British pound contract volumes due to higher volatility in the third quarter of 2014 caused by a Scottish referendum.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2015	2014	Change	2015	2014	Change
Corn	448	321	40%	436	356	23%
Soybean	266	249	7	283	243	16
Wheat	174	135	29	190	154	23
Soybean oil	117	92	27	118	98	20
Agricultural commodity product volumes increased in the third quarter and first nine months of 2015 when compared with the same periods in 2014 due to changes in weather patterns caused by El Niño. Increases in rainfall across the United States during the second and third quarters of 2015 resulted in concerns over planting delays in 2015, which we believe led to increases in volatility within the agricultural commodity markets.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2015	2014	Change	2015	2014	Change
WTI crude oil	1,001	719	39%	1,000	680	47%
Natural gas	414	383	8	450	449	—
Refined products	323	294	10	327	289	13
Brent crude oil	110	91	21	112	73	53
Overall energy contract volumes increased in the third quarter and first nine months of 2015 when compared with the same periods in 2014 largely due to increases in crude oil trading caused by increased volatility, which we believe resulted from a continuing shift in crude oil supply that began in the fourth quarter of 2014. Additionally, refined products and natural gas contract volumes increased largely due to higher price volatility in the underlying markets.

Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2015	2014	Change	2015	2014	Change
Gold	205	177	16%	202	187	8%
Copper	68	54	26	68	58	17
Silver	57	56	1	60	63	(5)
We believe that the market's reaction to the Federal Reserve's ongoing delay in interest rate increases resulted in volatility, causing an increase in gold contract volumes in the third quarter and first nine months of 2015 when compared with the same period of 2014. During 2015, investors turned to gold and other precious metals as a safe haven alternative to the volatile equity markets.
Average Rate per Contract
The average rate per contract increased in the third quarter and first nine months of 2015 when compared with the same periods in 2014 due to shifts in the relative mix of product volume. Agricultural commodity and energy contract volumes, when measured as a percentage of total volume, collectively increased by 3 percentage points in the third quarter of 2015, while interest rate contract volume decreased 7 percentage points. Energy, foreign exchange and agricultural commodity contract volumes, when measured as a percentage of total volume, collectively increased by 3 percentage points in the first nine months of 2015, while interest rate contract volume decreased 3 percentage points. Energy, foreign exchange and agricultural commodity contracts have a higher average rate per contract compared with interest rate contracts.
Cleared-only Swap Contracts
Clearing and transaction fees as presented on the consolidated statements of income include revenues for our cleared-only interest rate swap and credit default swap contracts. In the third quarter of 2015 and 2014, clearing and transaction fees generated from these contracts were $16.3 million and $15.5 million, respectively. In the first nine months of 2015 and 2014, clearing and transaction fees generated from these contracts were $53.8 million and $41.5 million, respectively. The increases in revenues were largely attributable to increased sales efforts centered around customer education.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% of our clearing and transaction fees in the first nine months of 2015. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The increases in market data and information services revenues in the third quarter and first nine months of 2015 when compared with the same periods in 2014 were attributable to the reduction of fee waivers for existing customers beginning in 2015. The increases were partially offset by declines in market data subscriber counts attributable to screen count usage adjustments by customer firms as a result of the new market data pricing policies.
The two largest resellers of our market data represented approximately 44% of our market data and information services revenue in the first nine months of 2015. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.

Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change	2015	2014	Change
Compensation and benefits	$136.4	$132.1	3%	$419.2	$407.3	3%
Communications	7.1	7.8	(10)	21.3	24.3	(12)
Technology support services	15.4	13.8	11	47.1	42.3	11
Professional fees and outside services	33.8	32.2	5	90.6	99.3	(9)
Amortization of purchased intangibles	24.9	25.3	(1)	74.8	75.7	(1)
Depreciation and amortization	32.4	32.7	(1)	97.5	101.1	(3)
Occupancy and building operations	23.1	24.7	(6)	69.4	71.1	(2)
Licensing and other fee agreements	33.1	25.5	29	92.5	80.2	15
Other	27.7	37.9	(27)	81.8	73.2	12
Total Expenses	$333.9	$332.0	1	$994.2	$974.5	2
Operating expenses increased by $1.9 million and $19.7 million in the third quarter and first nine months of 2015, respectively, when compared with the same periods in 2014. The following table shows the estimated impacts of key factors resulting in changes in operating expenses:

	Quarter Ended, September 30, 2015		Nine Months Ended, September 30, 2015
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
MF Global bankruptcy claim	$—	—%	$14.5	2%
Reorganization costs and voluntary exit incentive plan	13.6	4	14.0	2
License and other fee agreements	7.4	2	12.3	1
Real estate taxes and fees	—	—	10.0	1
Bonus expense	6.8	2	8.5	1
Stock-based compensation	(3.6)	(1)	4.3	—
Foreign currency exchange rate fluctuation	(5.6)	(1)	1.8	—
Non-qualified deferred compensation plan	(3.3)	(1)	(3.8)	—
Salaries, benefits and employer taxes	(6.8)	(2)	(15.0)	(2)
Other expenses, net	(6.6)	(2)	(26.9)	(3)
Total increase	$1.9	1%	$19.7	2%
Increases in overall operating expenses in the third quarter and first nine months of 2015 when compared with the same periods in 2014 were as follows:

•	In the second quarter of 2014, we recognized our claim from the MF Global bankruptcy filing, which occurred in the fourth quarter of 2011, as a reduction of other expenses.

•
In 2015, we recognized severance and other costs related to the closing of the trading floor in the second quarter and a reorganization in the third quarter. In the second quarter of 2014, we recognized expenses associated with our voluntary exit incentive plan.

•
An increase in licensing and other fee sharing agreements expense in the third quarter and first nine months of 2015 when compared with the same periods in 2014 resulted from higher volumes for equity contracts as well as higher revenue for interest rate swap products.

•	In the second quarter of 2015, we recognized additional real estate taxes and fees related to the transfer of the ownership of the NYMEX building, which was acquired in 2008 and sold in 2013.

•	Bonus expense increased due to performance relative to our 2015 cash earnings target when compared with 2014 performance relative to our 2014 cash earnings target.

•
Performance awards based on company performance that were issued as part of our stock-based compensation program resulted in an increase in stock-based compensation expense in the first nine months of 2015 when compared with the same period in 2014. This increase was partially offset by a decrease in stock-based compensation expense in the third quarter of 2015 due to higher forfeitures resulting from the reorganizations.
Increases in overall operating expenses in the third quarter and first nine months of 2015 when compared with the same periods in 2014 were partially offset by decreases as follows:

•
In the third quarter of 2015, we recognized a net foreign currency loss of $7.2 million, compared with a net loss of $12.8 million in the third quarter of 2014. The reduction in net loss was due to a favorable change in exchange rates on foreign cash balances. Gains and losses from exchange rate fluctuations primarily result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies. We expect to continue to incur gains and losses from exchange rate fluctuations.

•
A decrease in our non-qualified deferred compensation liability, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to a decrease in operating expenses.

•
Compensation and benefits expenses decreased as a result of declines in average headcount largely related to reorganizations announced in the fourth quarter of 2014 and the third quarter of 2015 as well as the closing of the trading floor in the second quarter of 2015.

•	Overall operating expenses decreased in the third quarter and first nine months of 2015 due to continued efforts towards overall expense reductions.
Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change	2015	2014	Change
Investment income	$2.5	$7.4	(65)%	$26.7	$25.7	4%
Gains (losses) on derivative investments	—	—	—	(1.8)	—	n.m.
Interest and other borrowing costs	(28.3)	(28.7)	(1)	(88.5)	(90.7)	(2)
Equity in net earnings (losses) of unconsolidated subsidiaries	26.6	20.0	33	75.1	63.9	18
Other non-operating income (expense)	(0.8)	—	n.m.	(42.0)	1.8	n.m.
Total Non-Operating	$—	$(1.3)	(92)	$(30.5)	$0.7	n.m.
n.m. not meaningful
The overall decrease in investment income in the third quarter of 2015 when compared with the same period in 2014 was largely due to higher losses on marketable securities related to our non-qualified deferred compensation plan. Gains and losses from securities in the non-qualified deferred compensation plan are offset by an equal amount of compensation and benefits expense. Additionally, we recognized a net loss of $2.5 million on the sale of 3.9 million shares of our investment in BM&FBOVESPA S.A. (BM&FBOVESPA) in the third quarter of 2015. In the first nine months of 2015, we recognized a net gain of $3.4 million on sales of 18.2 million shares of our investment in BM&FBOVESPA. The overall increase in investment income in the first nine months of 2015 was partially offset by a net loss on marketable securities related to our non-qualified deferred compensation plan.
The following table shows the key impacts in the overall decreases in interest expense and other borrowing costs in the third quarter and first nine months of 2015 when compared with the same periods in 2014:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Weighted average borrowings outstanding (in millions)	$2,250.0	$2,112.5	$137.5	$2,283.4	$2,236.6	$46.8
Weighted average effective yield	3.71%	4.15%	(0.44)%	3.83%	4.24%	(0.41)%
Average cost of borrowings (1)	3.86	4.36	(0.50)	4.05	4.42	(0.37)

(1)
Average cost of borrowings includes interest, the effective portion of interest rate hedges, discount accretion and debt issuance costs. Commitment fees on line of credit agreements are not included in the average cost of borrowings.

In February 2014, we repaid the $750.0 million 5.75% notes due February 2014, and in April 2015, we repurchased the $612.5 million 4.40% notes due March 2018. In March 2015, we issued $750.0 million 3.0% notes due March 2025. These transactions decreased weighted average effective yield and average cost of borrowings for the third quarter and first nine months of 2015 when compared with the same periods in 2014. The decreases in interest expense and other borrowing costs caused by a decline in average effective yield and average cost of borrowings were partially offset by increases in weighted average borrowings outstanding in the third quarter and first nine months of 2015 when compared to the same periods in 2014, which resulted from these transactions.
Higher income generated from our S&P/Dow Jones Indices LLC business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries in the third quarter and first nine months of 2015 when compared with the same periods in 2014.
In April 2015, we repurchased the $612.5 million 4.40% notes due 2018 and paid a call premium of $60.5 million. As a result of the transaction, we recognized debt prepayment costs of $61.8 million, including the call premium, as other non-operating income (expense). In the first quarter of 2015, we received a termination fee, net of the portion paid to outside advisers, related to our proposed acquisition of GFI Group Inc. (GFI Group), which was also classified as other non-operating income (expense).
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2015	2014
Quarter Ended September 30	30.3%	32.4%
Nine Months Ended September 30	35.8	36.8
In the third quarter and first nine months of 2015 when compared with the same periods in 2014, the effective tax rates were lower because the deferred income tax benefit resulting from remeasurement of the state and local deferred income tax balances was higher in the third quarter of 2015 compared with similar benefits arising from remeasurement and audit settlements recognized in the third quarter of 2014.
The effective tax rate in the first nine months of 2015 also included additional deferred tax expense recognized due to a state and local income tax law change in the second quarter of 2015.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first nine months of 2015 when compared with the same period of 2014. The increase in net cash provided by operating activities was largely attributable to increases in clearing and transaction fees and market data revenues. Net cash used in investing activities decreased in the first nine months of 2015 when compared with the same period of 2014 largely due to proceeds from the sale of shares of our investment in BM&FBOVESPA. Cash used in financing activities was lower in the first nine months of 2015 when compared with the same period in 2014. The decrease was attributable to the issuance of $750.0 million fixed rate notes due March 2025 in the first quarter of 2015, partially offset by the repayment of the $612.5 million fixed rate notes due March 2018 and payment of the call premium in the second quarter of 2015. In the first quarter of 2014, we repaid the $750.0 million fixed rate notes due February 2014.
Debt Instruments. The following table summarizes our debt outstanding at September 30, 2015:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by CME Clearing. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At September 30, 2015, guaranty funds available to collateralize the facility totaled $7.4 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At September 30, 2015, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At September 30, 2015, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At September 30, 2015, the letters of credit totaled $710.0 million.
The following table summarizes our credit ratings at September 30, 2015:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.4 billion at September 30, 2015 and December 31, 2014. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities or U.S. government agency securities. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Net current deferred tax assets of $29.2 million and $24.4 million were included in other current assets at September 30, 2015 and December 31, 2014, respectively. Total net current deferred tax assets are primarily attributable to stock-based compensation and accrued expenses.
Net long-term deferred tax liabilities were $7.3 billion at September 30, 2015 and December 31, 2014. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers, including CBOT Holdings, Inc. and NYMEX Holdings, Inc.
Valuation allowances of $137.2 million and $99.2 million have been provided on deferred tax assets at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, valuation allowances were related to certain domestic net operating losses, foreign net operating losses as well as built in capital losses for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard was intended to become effective in the first annual period beginning after December 15, 2016, but in August 2015, FASB extended the deadline by one year. This guidance may be adopted using one of two transition methods, which we are still evaluating along with the impact of the new standard on our consolidated financial statements.
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

See “Legal and Regulatory Matters” in Note 6. Contingencies to the Consolidated Financial Statements for updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference. Note 6. Contingencies includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2015.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31	873	$99.43	—	$—
August 1 to August 31	1,867	93.97	—	—
September 1 to September 30	153,558	95.01	—	—
Total	156,298	$95.02	—

(1)	Shares purchased consist of an aggregate of 156,298 shares of Class A common stock surrendered in the third quarter of 2015 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

10.1*	Amendment to the Recognition and Retention Plan for Members of the COMEX Division of the New York Mercantile Exchange, dated October 22, 2015.

31.1	Section 302 Certification—Phupinder S. Gill

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: November 6, 2015	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance