Form 10-Q
period 2016-03-31
CME GROUP INC.
filed 2016-05-04
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 13, 2016 was as follows: 338,639,819 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
Information about Contract Volume and Average Rate per Contract
All amounts regarding contract volume and average rate per contract exclude our interest rate swaps and credit default swaps contracts.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2016 and Item 1A. of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$1,146.0	$1,692.6
Marketable securities	79.2	72.5
Accounts receivable, net of allowance of $3.7 and $1.9	389.3	357.8
Other current assets (includes $32.0 in restricted cash in both periods)	141.5	228.6
Performance bonds and guaranty fund contributions	37,497.3	35,553.0
Total current assets	39,253.3	37,904.5
Property, net of accumulated depreciation and amortization of $680.6 and $788.6	449.8	491.7
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,513.9	2,537.9
Goodwill	7,569.0	7,569.0
Other assets (includes $69.1 and $70.5 in restricted cash)	1,806.9	1,681.0
Total Assets	$68,768.2	$67,359.4

Liabilities and Equity
Current Liabilities:
Accounts payable	$32.2	$28.7
Other current liabilities	321.6	1,242.8
Performance bonds and guaranty fund contributions	37,494.3	35,553.0
Total current liabilities	37,848.1	36,824.5
Long-term debt	2,229.8	2,229.3
Deferred income tax liabilities, net	7,330.8	7,358.3
Other liabilities	518.1	395.5
Total Liabilities	47,926.8	46,807.6

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at March 31, 2016 and December 31, 2015; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2016 and December 31, 2015; 337,216 and 336,938 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	3.4	3.4
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	17,737.6	17,721.6
Retained earnings	3,072.3	2,907.6
Accumulated other comprehensive income (loss)	28.1	(80.8)
Total shareholders’ equity	20,841.4	20,551.8
Total Liabilities and Equity	$68,768.2	$67,359.4

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended
	March 31,
	2016	2015
Revenues
Clearing and transaction fees	$796.1	$708.2
Market data and information services	102.4	98.0
Access and communication fees	21.6	21.3
Other	14.1	15.2
Total Revenues	934.2	842.7
Expenses
Compensation and benefits	131.9	141.3
Communications	6.7	7.6
Technology support services	17.4	15.6
Professional fees and outside services	31.7	29.1
Amortization of purchased intangibles	24.0	24.9
Depreciation and amortization	33.9	31.8
Occupancy and building operations	21.3	22.8
Licensing and other fee agreements	39.0	30.6
Other	54.4	31.7
Total Expenses	360.3	335.4
Operating Income	573.9	507.3

Non-Operating Income (Expense)
Investment income	17.6	5.7
Gains (losses) on derivative investments	—	(1.8)
Interest and other borrowing costs	(29.8)	(31.6)
Equity in net earnings (losses) of unconsolidated subsidiaries	26.8	22.5
Other non-operating income (expense)	(10.0)	21.7
Total Non-Operating	4.6	16.5
Income before Income Taxes	578.5	523.8
Income tax provision	210.7	193.4
Net Income	$367.8	$330.4

Earnings per Common Share:
Basic	$1.09	$0.98
Diluted	1.09	0.98
Weighted Average Number of Common Shares:
Basic	337,014	335,680
Diluted	338,549	337,416
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended
	March 31,
	2016	2015
Net income	$367.8	$330.4
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	109.6	(27.7)
Income tax benefit (expense)	(0.8)	—
Investment securities, net	108.8	(27.7)
Defined benefit plans:
Net change in defined benefit plans arising during the period	3.1	(0.3)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.8	0.7
Income tax benefit (expense)	(1.5)	(0.2)
Defined benefit plans, net	2.4	0.2
Derivative investments:
Net unrealized holding gains (losses) arising during the period	—	(4.7)
Ineffectiveness on cash flow hedges included in (gains) losses on derivative investments	—	1.8
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(0.3)	(0.3)
Income tax benefit (expense)	0.1	1.2
Derivative investments, net	(0.2)	(2.0)
Foreign currency translation:
Foreign currency translation adjustments	(3.3)	(4.0)
Income tax benefit (expense)	1.2	1.5
Foreign currency translation, net	(2.1)	(2.5)
Other comprehensive income (loss), net of tax	108.9	(32.0)
Comprehensive Income	$476.7	$298.4
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	336,938	3	$17,725.0	$2,907.6	$(80.8)	$20,551.8
Net income				367.8		367.8
Other comprehensive income (loss) attributable to CME Group					108.9	108.9
Dividends on common stock of $0.60 per share				(203.1)		(203.1)
Exercise of stock options	102		6.4			6.4
Excess tax benefits from option exercises and restricted stock vesting			3.9			3.9
Vesting of issued restricted Class A common stock	176		(10.3)			(10.3)
Stock-based compensation			16.0			16.0
Balance at March 31, 2016	337,216	3	$17,741.0	$3,072.3	$28.1	$20,841.4
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	335,452	3	$17,600.0	$3,317.3	$6.2	$20,923.5
Net income				330.4		330.4
Other comprehensive income (loss) attributable to CME Group					(32.0)	(32.0)
Dividends on common stock of $0.50 per share				(168.4)		(168.4)
Exercise of stock options	436		28.6			28.6
Excess tax benefits from option exercises and restricted stock vesting			0.7			0.7
Vesting of issued restricted Class A common stock	40		(2.0)			(2.0)
Stock-based compensation			14.7			14.7
Balance at March 31, 2015	335,928	3	$17,642.0	$3,479.3	$(25.8)	$21,095.5
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$367.8	$330.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	16.0	14.7
Amortization of purchased intangibles	24.0	24.9
Depreciation and amortization	33.9	31.8
Loss on datacenter	27.1	—
Undistributed earnings, net of losses, of unconsolidated subsidiaries	4.2	3.3
Deferred income taxes	(0.4)	0.5
Change in:
Accounts receivable	(33.3)	(41.8)
Other current assets	(0.1)	4.9
Other assets	(5.9)	(11.2)
Accounts payable	3.5	(3.0)
Income taxes payable	178.5	149.1
Other current liabilities	(88.1)	(85.4)
Other liabilities	(7.5)	(1.9)
Other	—	2.6
Net Cash Provided by Operating Activities	519.7	418.9

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	31.8	10.2
Purchases of available-for-sale marketable securities	(35.9)	(10.2)
Purchases of property, net	(20.2)	(31.4)
Investments in business ventures	(3.0)	—
Settlement of derivative related to debt issuance	—	7.0
Net Cash Used in Investing Activities	(27.3)	(24.4)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	—	743.7
Cash dividends	(1,179.3)	(838.8)
Proceeds from finance lease obligation	130.0	—
Proceeds from exercise of stock options	6.4	28.6
Excess tax benefits related to employee option exercises and restricted stock vesting	3.9	0.7
Net Cash Used in Financing Activities	(1,039.0)	(65.8)

Net change in cash and cash equivalents	(546.6)	328.7
Cash and cash equivalents, beginning of period	1,692.6	1,366.1
Cash and Cash Equivalents, End of Period	$1,146.0	$1,694.8

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$28.1	$43.9
Interest paid	42.4	44.6
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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2016 and December 31, 2015 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on February 26, 2016.
2. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. At March 31, 2016, performance bonds and guaranty fund contribution assets on the consolidated balance sheets include cash and U.S. Treasury securities with maturity dates of 90 days or less. U.S. Treasury securities are purchased by CME, at its discretion, using cash collateral. The benefits, including interest earned, and risks of ownership accrue to CME. Interest earned is included in investment income on the consolidated statements of income. These securities are classified as available-for-sale. At March 31, 2016, the amortized cost and fair value of the U.S. Treasury securities was $10,247.6 million and $10,248.7 million, respectively. The original cost of these U.S. Treasury securities was $10,245.7 million. The U.S. Treasury securities will mature in the second quarter of 2016. Performance bonds and guaranty fund contribution assets also include overnight reverse repurchase agreements that were purchased by CME, at its discretion, using cash collateral. The fair value of the overnight securities under the reverse repurchase agreements was $3.0 billion at March 31, 2016.
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. This account is expected to be opened in the second quarter of 2016 and CME will be able to begin holding cash collateral at the Federal Reserve Bank of Chicago.
Clearing House Contract Settlement. CME Clearing and CMECE mark-to-market open positions for all futures and options contracts twice a day (once a day for CME's cleared-only credit default swap and interest rate swap contracts). Based on values derived from the mark-to-market process, CME Clearing and CMECE require payments from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than cleared-only credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared-only credit default swap and interest rate swap contracts, the maximum exposure related to CME Clearing's guarantee would be one full day of changes in fair value of all open positions, before considering CME Clearing's ability to access defaulting clearing firms' collateral. During the first quarter of 2016, CME Clearing and CMECE transferred an average of approximately $3.8 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME Clearing and CMECE reduce their guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2016.
3. Property

In March 2016, the company sold its datacenter in the Chicago area for $130.0 million. At the time of the sale, the company leased back a portion of the property. The sale leaseback transaction was recognized under the financing method and not as a sale leaseback arrangement under generally accepted accounting principles due to the company's participation in future revenues and development work, which constitutes continuing involvement in the datacenter. Under the financing method, the assets remain on the consolidated balance sheet throughout the term of the lease and the proceeds of $130.0 million from the transaction are recognized as a finance lease obligation within other liabilities and other current liabilities in the consolidated balance sheet. A portion of the lease payments will be recognized as a reduction of the finance lease obligation and a portion will be recognized as interest expense based on an imputed interest rate.
The net cost basis of the property and equipment legally sold was $153.1 million at the date of the sale. At March 31, 2016, the company wrote down the property and equipment to a fair value of $130.0 million based on qualitative indications of impairment and a quantitative analysis based on undiscounted cash flows. The company recognized a net loss on the transaction of $27.1 million through other expenses, which includes the write down to fair value and certain other transaction-related costs. The company recognized a total net loss and expenses of $28.6 million, which also includes $1.5 million of legal and other fees incurred. The property and equipment legally sold will continue to be recognized on the consolidated balance sheets and will continue to be depreciated on the consolidated statements of income over the term of the lease.
The lease has an initial lease term ending in March 2031 and contains two consecutive renewal options for five years. Future minimum lease payments under this non-cancellable lease will be payable as follows as of March 31, 2016 (in millions):

Year
Remainder of 2016	$12.5
2017	16.7
2018	16.8
2019	16.8
2020	16.9
Thereafter	181.6
Total	$261.3
4. Intangible Assets
Intangible assets consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(778.2)	$2,060.6	$2,838.8	$(754.5)	$2,084.3
Technology-related intellectual property	29.4	(27.5)	1.9	29.4	(27.2)	2.2
Other	2.4	(1.0)	1.4	2.4	(1.0)	1.4
Total amortizable intangible assets	$2,870.6	$(806.7)	2,063.9	$2,870.6	$(782.7)	2,087.9

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,513.9			$2,537.9
Trading products(1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $24.0 million and $24.9 million for the quarters ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2016	$72.1
2017	95.5
2018	94.7
2019	94.7
2020	94.7
2021	94.7
Thereafter	1,517.5
5. Debt
In the first quarter of 2016, the company adopted the Financial Accounting Standards Board's (FASB) standards update on changes to the presentation of debt issue costs. The update requires debt issuance costs related to a recognized debt liability to be presented as a deduction of the carrying value of the debt liability. Previously debt issuance costs were recognized as deferred charges within other assets in the consolidated balance sheets. The standards update was applied on a retrospective basis, adjusting all prior periods presented, as if the new accounting methodology was in effect during those periods. As of December 31, 2015, $12.1 million of debt issuance costs were reclassified in the consolidated balance sheet from other assets to long-term debt compared with what was previously reported. At March 31, 2016, $11.9 million of debt issuance costs were deducted from long-term debt. The change in accounting policy has been reflected in the table below.
Long-term debt consisted of the following at March 31, 2016 and December 31, 2015:

(in millions)	March 31, 2016	December 31, 2015
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$744.6	$744.4
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	743.6	743.4
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	741.6	741.5
Total long-term debt	$2,229.8	$2,229.3

(1)
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

Long-term debt maturities, at par value, were as follows at March 31, 2016:

(in millions)	Par Value
2017	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	2,250.0
6. Income Taxes
In the first quarter of 2016, the company adopted the FASB's standards update that simplifies the classification of deferred tax assets and liabilities. The update eliminates the current requirement to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, all deferred tax assets, along with valuation allowances, and deferred tax liabilities will be required to be classified as non-current. Companies are still required to offset deferred tax assets and liabilities for each taxpaying component within a tax jurisdiction. Beginning in the first quarter of 2016, the company adopted this standards update on a prospective basis and classified all deferred tax assets and liabilities as non-current. Prior period deferred tax assets and liabilities were not retrospectively adjusted.
A net current deferred tax asset of $27.9 million was included in other current assets at December 31, 2015. As of March 31, 2016, net current deferred tax assets of $27.9 million were reclassified to net long-term liabilities. Total net current deferred tax assets are primarily attributable to stock-based compensation and accrued expenses.
Net long-term deferred tax liabilities were $7.3 billion and $7.4 billion at March 31, 2016 and December 31, 2015, respectively. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers, including CBOT Holdings, Inc. and NYMEX Holdings, Inc.
Valuation allowances of $85.3 million and $122.3 million have been provided on deferred tax assets at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, valuation allowances were related to certain domestic net operating losses, foreign net operating losses as well as built in capital losses for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.
7. Contingencies
Legal and Regulatory Matters. In 2008, Fifth Market, Inc. (Fifth Market) filed a complaint against CME Group and CME in the Delaware District Court seeking a permanent injunction against CME's Globex system and unquantified enhanced damages for what the plaintiff alleges is willful infringement of two patents, in addition to costs, expenses and attorneys' fees.  CME and Fifth Market reached a settlement agreement resolving all pending matters including the federal litigation in the District of Delaware, the two appeals pending at the Court of Appeals for the Federal Circuit from the first two covered business method review and the third covered business method review pending at the U.S. Patent and Trademark Office.  As part of the settlement, Fifth Market agreed to a consent judgment against each of its patents holding the patents to be invalid and not infringed by CME.  The parties agreed to waive any claim for attorney fees or cost recovery.  The judge ordered the dismissal of the case in Delaware with prejudice on March 9, 2016.  In a separate agreement, CME acquired Fifth Market’s last patent that was not part of any of the disputes.
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
At December 31, 2015, the company had accrued $3.5 million for legal and regulatory matters that were probable and estimable. No accrual was required for legal and regulatory matters that were probable and estimable as of March 31, 2016.
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
8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2016. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME must maintain U.S. Treasury securities or irrevocable, standby letters of credit as collateral for this agreement. At March 31, 2016, CME was contingently liable to SGX on letters of credit totaling $610.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2016.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2016.
9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2015	$(95.0)	$(36.6)	$59.6	$(8.8)	$(80.8)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	109.6	3.1	—	(3.3)	109.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(0.3)	—	0.5
Income tax benefit (expense)	(0.8)	(1.5)	0.1	1.2	(1.0)
Net current period other comprehensive income (loss)	108.8	2.4	(0.2)	(2.1)	108.9
Balance at March 31, 2016	$13.8	$(34.2)	$59.4	$(10.9)	$28.1

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2014	$(22.9)	$(31.3)	$62.6	$(2.2)	$6.2
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(27.7)	(0.3)	(4.7)	(4.0)	(36.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.7	1.5	—	2.2
Income tax benefit (expense)	—	(0.2)	1.2	1.5	2.5
Net current period other comprehensive income (loss)	(27.7)	0.2	(2.0)	(2.5)	(32.0)
Balance at March 31, 2015	$(50.6)	$(31.1)	$60.6	$(4.7)	$(25.8)
10. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.

Level 1 assets generally include U.S. Treasury securities, investments in publicly traded mutual funds, equity securities and corporate debt securities with quoted market prices. In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. If quoted prices are not available to determine fair value, the company uses other inputs that are directly observable.
Assets included in level 2 generally consist of asset-backed securities. Asset-backed securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings.
Financial assets recorded in the consolidated balance sheet as of March 31, 2016 were classified in their entirety based on the lowest level of input that was significant to each asset's fair value measurement. There were no liabilities that were measured at fair value as of March 31, 2016. The following tables present financial instruments measured at fair value on a recurring basis:

	March 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$21.0	$—	$—	$21.0
Mutual funds	57.8	—	—	57.8
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	78.9	0.3	—	79.2
Performance bonds and guaranty fund contributions:
U.S. Treasury securities (1)	10,248.7	—	—	10,248.7
Equity investments	322.2	—	—	322.2
Total Assets at Fair Value	$10,649.8	$0.3	$—	$10,650.1
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet at March 31, 2016 include U.S. Treasury securities purchased with cash collateral.
There were no transfers of assets or liabilities between level 1, level 2 and level 3 during the first quarter of 2016. There were no level 3 assets valued at fair value on a recurring basis during the first quarter of 2016. The following is a reconciliation of level 3 liabilities valued at fair value on a recurring basis during the first quarter of 2016.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2015	$0.3
Realized and unrealized (gains) losses:
Included in other expenses	(0.3)
Fair value of liability at March 31, 2016	$—
In the first quarter of 2016, we sold a datacenter and leased back a portion of the property. Under generally accepted accounting principles, the transaction has been recognized under the financing method instead of recognized as a sale-leaseback arrangement. As a result, the property and equipment legally sold will continue to be recognized on the consolidated balance sheets and was written down to fair value of $130.0 million at March 31, 2016, based on qualitative indications of impairment and a quantitative analysis of undiscounted cash flows. The fair value of the datacenter is considered a level 3 and nonrecurring. There were no other level 3 assets or liabilities valued at fair value on a nonrecurring basis during the first quarter of 2016.
The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. At March 31, 2016, the fair values were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	$776.5
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%	759.9
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	901.6

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

	Quarter Ended March 31,
(in thousands)	2016	2015
Stock options	329	514
Restricted stock and performance shares	14	24
Total	343	538
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended March 31,
	2016	2015
Net Income (in millions)	$367.8	$330.4
Weighted Average Number of Common Shares (in thousands):
Basic	337,014	335,680
Effect of stock options, restricted stock and performance shares	1,535	1,736
Diluted	338,549	337,416
Earnings per Common Share:
Basic	$1.09	$0.98
Diluted	1.09	0.98
12. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2016	2015	Change
Total revenues	$934.2	$842.7	11%
Total expenses	360.3	335.4	7
Operating margin	61.4%	60.2%
Non-operating income (expense)	$4.6	$16.5	(72)
Effective tax rate	36.4%	36.9%
Net income	$367.8	$330.4	11
Diluted earnings per common share attributable to CME Group	1.09	0.98	11
Cash flows from operating activities	519.7	418.9	24
Revenues

	Quarter Ended March 31,
(dollars in millions)	2016	2015	Change
Clearing and transaction fees	$796.1	$708.2	12%
Market data and information services	102.4	98.0	5
Access and communication fees	21.6	21.3	1
Other	14.1	15.2	(8)
Total Revenues	$934.2	$842.7	11

Clearing and Transaction Fees
Futures and Options Contracts
The following table summarizes our total contract volume, revenue and average rate per contract for futures and options. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing houses and certain cleared-only contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fees by total contract volume. Contract volume and average rate per contract disclosures exclude interest rate swaps and credit default swaps. The interest rate swaps and credit default swaps are discussed in a later section.

	Quarter Ended March 31,
	2016	2015	Change
Total contract volume (in millions)	1,033.6	914.4	13%
Clearing and transaction fees (in millions)	$781.1	$688.6	13
Average rate per contract	$0.756	$0.753	—
We estimate the following increases in clearing and transaction fees based on a change in total contract volume and a change in average rate per contract for futures and options during the first quarter of 2016 when compared with the same period in 2015.

(in millions)	Quarter Ended
Increase due to change in total contract volume	$90.1
Increase due to change in average rate per contract	2.4
Increase in clearing and transaction fees	$92.5
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

	Quarter Ended March 31,
(amounts in thousands)	2016	2015	Change
Average Daily Volume by Product Line:
Interest rate	8,246	7,564	9%
Equity	3,557	2,772	28
Foreign exchange	944	954	(1)
Agricultural commodity	1,206	1,189	1
Energy	2,536	2,142	18
Metal	455	369	23
Aggregate average daily volume	16,944	14,990	13
Average Daily Volume by Venue:
Electronic	14,713	13,034	13
Open outcry	1,424	1,291	10
Privately negotiated	807	665	21
Aggregate average daily volume	16,944	14,990	13
Electronic Volume as a Percentage of Total Volume	87%	87%
Overall futures and options contract volume increased in the first quarter of 2016 when compared with the same period in 2015, largely due to an increase in equity and interest rate contract volume. We believe global market concerns and considerable uncertainty regarding the Federal Reserve's interest rate policy have resulted in increased volatility in the equity and interest rate markets, leading to an increase in volume. Additionally, the deceleration of the Chinese economy beginning in the second half of 2015 resulted in higher volatility within equity markets.
Crude oil markets continue to show considerable uncertainty regarding the direction of future oil prices. The oversupply of crude oil that began in 2014 continues to weigh on oil prices, resulting in additional volatility and an increase in overall energy contract volume.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended March 31,
(amounts in thousands)	2016	2015	Change
Eurodollar futures and options:
Front 8 futures	2,037	1,917	6%
Back 32 futures	729	875	(17)
Options	1,520	1,007	51
U.S. Treasury futures and options:
10-Year	1,845	1,778	4
5-Year	939	898	5
Treasury bond	385	422	(9)
2-Year	344	381	(10)
Overall interest rate contract volume increased in the first quarter of 2016 when compared with the same period in 2015 largely due to the uncertainty around the Federal Reserve's interest rate policy. As a result, contract volume increased for short-term interest rate contracts, including the Eurodollar Front 8 futures and Eurodollar options. Back 32 Eurodollar futures volume declined as participants became more focused on short-term interest rate uncertainty. In addition, electronic Eurodollar options volume increased in the first quarter of 2016 due to our continued investment in system enhancements, new products and client education.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended March 31,
(amounts in thousands)	2016	2015	Change
E-mini S&P 500 futures and options	2,781	2,172	28%
E-mini NASDAQ 100 futures and options	353	283	25
Overall equity contract volume increased in the first quarter of 2016 when compared with the same period in 2015 due to overall higher market volatility, as measured by the CBOE Volatility Index and CBOE Nasdaq-100 Volatility Index. We believe overall volatility resulted from continued uncertainty surrounding the Federal Reserve's interest rate policy, the deceleration of the Chinese economy and declining global crude oil prices.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended March 31,
(amounts in thousands)	2016	2015	Change
Euro	275	335	(18)%
Japanese yen	191	171	12
British pound	118	121	(2)
Australian dollar	113	108	4
Canadian dollar	92	80	14
Foreign exchange contract volume remained relatively flat in the first quarter of 2016 when compared with the same period in 2015. Euro contract volume decreased in the first quarter of 2016 due to strong volume in the first quarter of 2015 resulting from volatility caused by quantitative easing programs initiated by central banks throughout Europe in early 2015. The decrease in overall foreign exchange contract volume was offset by an increase in Japanese yen contract volume, which we believe was caused by volatility resulting from the strengthening of the Japanese yen against other major currencies.

Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended March 31,
(amounts in thousands)	2016	2015	Change
Corn	391	386	2%
Soybean	290	277	5
Wheat	182	170	7
Soybean oil	106	106	—
Agricultural commodity contract volume remained relatively flat in the first quarter of 2016 when compared with the same period in 2015 due to overall low price volatility.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2016	2015	Change
WTI crude oil	1,397	1,133	23%
Natural gas	522	484	8
Refined products	373	346	8
Brent crude oil	116	139	(17)
Overall energy contract volume increased in the first quarter of 2016 when compared with the same period in 2015 largely due to an increase in crude oil trading, which we believe resulted from a continuing shift in supply that began in the fourth quarter of 2014. In the first quarter of 2016, the overall market shifted more focus on WTI crude oil instead of Brent crude oil because of the marketplaces' increased weighting of WTI pricing as a global benchmark price for crude oil. Additionally, refined products and natural gas contract volume increased largely due to higher price volatility in the underlying markets.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2016	2015	Change
Gold	284	222	28%
Copper	77	69	11
Silver	69	56	22
We believe the increase in metals contract volume in the first quarter of 2016 when compared with the same period in 2015 was due to investors turning to gold and other precious metals as a safe haven investment alternative to the volatile equity markets.
Average Rate per Contract
The average rate per contract remained relatively flat in the first quarter of 2016 when compared with the same period in 2015. The impact from a rate increase in the first quarter of 2016 was offset by higher volume-based incentives and discounts on our energy contracts.
Cleared-only Swap Contracts
Clearing and transaction fees as presented on the consolidated statements of income include revenues for our cleared-only interest rate swap and credit default swap contracts. In the first quarter of 2016 and 2015, clearing and transaction fees generated from these contracts were $15.1 million and $19.6 million, respectively. The decrease in revenue was largely attributable to a reduction in client activity after the first quarter of 2015, as we believe some customers chose alternative products and venues to manage risk.

Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% of our clearing and transaction fees in the first quarter of 2016. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Beginning in 2016, the partial fee waivers that existed in 2015 ended, which contributed to an increase in market data and information services revenue in the first quarter of 2016 when compared with the same period in 2015.
The two largest resellers of our market data represented approximately 40% of our market data and information services revenue in the first quarter of 2016. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Expenses

	Quarter Ended March 31,
(dollars in millions)	2016	2015	Change
Compensation and benefits	$131.9	$141.3	(7)%
Communications	6.7	7.6	(13)
Technology support services	17.4	15.6	12
Professional fees and outside services	31.7	29.1	9
Amortization of purchased intangibles	24.0	24.9	(4)
Depreciation and amortization	33.9	31.8	7
Occupancy and building operations	21.3	22.8	(6)
Licensing and other fee agreements	39.0	30.6	27
Other	54.4	31.7	72
Total Expenses	$360.3	$335.4	7
Operating expenses increased by $24.9 million in the first quarter of 2016 when compared with the same period in 2015. The following table shows the estimated impacts of key factors resulting in the change in operating expenses:

	Quarter Ended, March 31, 2016
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Loss on datacenter and related legal fees	$28.6	9%
Licensing and other fee agreements	8.4	2
Losses on disposal of fixed assets	3.2	1
Salaries, benefits and employer taxes	(3.5)	(1)
Reorganization costs	(5.5)	(2)
Foreign currency exchange rate fluctuation	(6.1)	(2)
Other expenses, net	(0.2)	—
Total increase	$24.9	7%
Increases in overall operating expenses in the first quarter of 2016 when compared with the same period in 2015 were as follows:

•
In the first quarter of 2016, we sold and leased back our datacenter in the Chicago area. The transaction was recognized under the financing method under generally accepted accounting principles. We recognized total losses and expenses of $28.6 million, including a net loss on write-down to fair value of the assets and certain other transaction fees of $27.1 million within other expenses and $1.5 million of legal and other fees.

•
An increase in licensing and other fee sharing agreements expense resulted from higher expense related to revenue sharing agreements for certain equity and energy contracts due to both an increase in volume and an increase in the license rates for certain equity products.

•	In the first quarter of 2016, we recognized additional losses on disposals of certain fixed assets.
The overall increase in operating expenses in the first quarter of 2016 was partially offset by the following decreases:

•
Compensation and benefits expense decreased as a result of a decline in average headcount related to our reorganization announced in the third quarter of 2015 as well as the partial closing of the trading floor in the second quarter of 2015.

•
Severance and other costs related to the reorganization announced in October 2014 and the reduction of our trading floors in mid-2015 were recognized in the first quarter of 2015, resulting in an decrease in compensation and benefits expenses in the first quarter of 2016 when compared with the same period in 2015.

•
In the first quarter of 2016, we recognized a net loss within other expenses of $3.9 million due to an unfavorable change in exchange rates on foreign cash balances, compared with a net loss of $10.0 million in the first quarter of 2015. Gains and losses from exchange rate fluctuations primarily result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies. We expect to continue to incur gains and losses from exchange rate fluctuations.

Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2016	2015	Change
Investment income	$17.6	$5.7	n.m.
Gains (losses) on derivative investments	—	(1.8)	n.m.
Interest and other borrowing costs	(29.8)	(31.6)	(6)
Equity in net earnings (losses) of unconsolidated subsidiaries	26.8	22.5	19
Other non-operating income (expense)	(10.0)	21.7	n.m.
Total Non-Operating	$4.6	$16.5	(72)
n.m. not meaningful
The overall increase in investment income in the first quarter of 2016 when compared with the same period in 2015 was largely due to an increase in the rate of interest earned from cash performance bond and guaranty fund contributions that are reinvested.
The following table shows the key impacts in the overall decrease in interest expense and other borrowing costs in the first quarter of 2016 when compared with the same period in 2015:

	Quarter Ended March 31,
	2016	2015	Change
Weighted average borrowings outstanding (in millions)	$2,250.0	$2,295.8	$(45.8)
Weighted average effective yield	3.71%	4.02%	(0.31)%
Average cost of borrowings (1)	3.90	4.27	(0.37)

(1)
Average cost of borrowings includes interest, the effective portion of interest rate hedges, discount accretion and debt issuance costs. Commitment fees on line of credit agreements are not included in the average cost of borrowings.

In March 2015, we issued $750.0 million 3.0% notes due March 2025. In April 2015, we repurchased the $612.5 million 4.40% notes due March 2018. These transactions decreased weighted average borrowings outstanding, weighted average effective yield and average cost of borrowings for the first quarter of 2016 when compared with the same period in 2015.
Higher income generated from our S&P/Dow Jones Indices LLC business venture contributed to an increase in equity in net earnings (losses) of unconsolidated subsidiaries in the first quarter of 2016 when compared with the same period in 2015.
In the first quarter of 2015, we received a termination fee of $22.5 million, net of the portion paid to outside advisers, related to our proposed acquisition of GFI Group Inc. (GFI Group), which was classified as income within other non-operating income (expense). In the first quarter of 2016 when compared with the same period in 2015, we recognized higher expense related to the distribution of interest earned on performance bond collateral reinvestment to the clearing firms. This expense is included in other non-operating income (expense).
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2016	2015
Quarter ended March 31	36.4%	36.9%
The decrease in effective tax rate for the first quarter of 2016 when compared with the same period in 2015 is attributable to our continued expansion of our international operations and legislative extension of the research and development tax credit.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first quarter of 2016 when compared with the same period of 2015. The increase in net cash provided by operating activities was largely attributable to higher clearing and transaction fees resulting from an increase in volume. Net cash used in investing activities remained relatively flat in the first quarter of 2016 when compared with the same period of 2015. Cash used in financing activities was higher in the first quarter of 2016 when compared with the same period in 2015. The increase was attributable to the issuance of $750.0 million fixed rate notes due March 2025 in the first quarter of 2015 as well as higher cash dividends paid in the first quarter of 2016 when compared with the same period in 2015. We also recognized proceeds from a finance lease obligation related to the sale-leaseback of the datacenter in the first quarter of 2016.
Debt Instruments. The following table summarizes our debt outstanding at March 31, 2016:

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
In March 2016, we sold our datacenter in the Chicago area for $130.0 million. At the time of the sale, we leased back a portion of the property. Under generally accepted accounting principles, the transaction has been accounted for under the financing method instead of a sale-leaseback arrangement because our participation in future revenues and development work constitute continuing involvement in the datacenter. Under the financing method, the assets remain on the consolidated balance sheet throughout the term of the lease and the proceeds of $130.0 million from the transaction are recognized as a finance lease obligation within other liabilities and other current liabilities in the consolidated balance sheet. A portion of the lease payments will be recognized as a reduction of the finance lease obligation and a portion will be recognized as interest expense based on an imputed interest rate.
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by CME Clearing. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At March 31, 2016, guaranty funds available to collateralize the facility totaled $6.7 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At March 31, 2016, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At March 31, 2016, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable standby letters of credit. At March 31, 2016, the letters of credit totaled $610.0 million.
The following table summarizes our credit ratings at March 31, 2016:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.1 billion and $1.7 billion at March 31, 2016 and December 31, 2015, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
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
In March 2016, the FASB issued a standards update that will change certain aspects of accounting for share-based payments to employees. The guidance will require that all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The update is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. If this guidance is early adopted during an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. We are in the process of evaluating the impact of this update on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2015. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

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

See “Legal and Regulatory Matters” in Note 7. Contingencies to the Consolidated Financial Statements for updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference. Note 7. Contingencies includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016.

ITEM 1A.	RISK FACTORS
There have been no material updates to the Risk Factors disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31	58	$88.67	—	$—
February 1 to February 29	—	—	—	—
March 1 to March 31	108,020	96.69	—	—
Total	108,078	$96.69	—

(1)	Shares purchased consist of an aggregate of 108,078 shares of Class A common stock surrendered in the first quarter of 2016 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

31.1	Section 302 Certification—Phupinder S. Gill

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: May 4, 2016	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance