Form 10-Q
period 2016-06-30
CME GROUP INC.
filed 2016-08-04
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 13, 2016 was as follows: 338,851,977 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$1,161.1	$1,692.6
Marketable securities	79.8	72.5
Accounts receivable, net of allowance of $3.7 and $1.9	427.0	357.8
Other current assets (includes $30.0 and $32.0 in restricted cash)	220.7	228.6
Performance bonds and guaranty fund contributions	36,138.6	35,553.0
Total current assets	38,027.2	37,904.5
Property, net of accumulated depreciation and amortization of $655.3 and $788.6	437.9	491.7
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,489.9	2,537.9
Goodwill	7,569.0	7,569.0
Other assets (includes $65.7 and $70.5 in restricted cash)	1,926.3	1,681.0
Total Assets	$67,625.6	$67,359.4

Liabilities and Equity
Current Liabilities:
Accounts payable	$35.6	$28.7
Other current liabilities	246.8	1,242.8
Performance bonds and guaranty fund contributions	36,137.4	35,553.0
Total current liabilities	36,419.8	36,824.5
Long-term debt	2,230.2	2,229.3
Deferred income tax liabilities, net	7,352.7	7,358.3
Other liabilities	549.0	395.5
Total Liabilities	46,551.7	46,807.6

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at June 30, 2016 and December 31, 2015; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2016 and December 31, 2015; 337,448 and 336,938 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3.4	3.4
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	17,767.9	17,721.6
Retained earnings	3,189.3	2,907.6
Accumulated other comprehensive income (loss)	113.3	(80.8)
Total shareholders’ equity	21,073.9	20,551.8
Total Liabilities and Equity	$67,625.6	$67,359.4

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Clearing and transaction fees	$767.6	$681.8	$1,563.7	$1,390.0
Market data and information services	102.9	102.8	205.3	200.8
Access and communication fees	22.3	21.5	43.9	42.8
Other	13.6	13.9	27.7	29.1
Total Revenues	906.4	820.0	1,840.6	1,662.7
Expenses
Compensation and benefits	131.7	141.5	263.6	282.8
Communications	6.3	6.6	13.0	14.2
Technology support services	17.7	16.1	35.1	31.7
Professional fees and outside services	39.0	27.7	70.7	56.8
Amortization of purchased intangibles	24.0	25.0	48.0	49.9
Depreciation and amortization	30.4	33.3	64.3	65.1
Occupancy and building operations	24.4	23.5	45.7	46.3
Licensing and other fee agreements	32.8	28.8	71.8	59.4
Other	36.8	22.4	91.2	54.1
Total Expenses	343.1	324.9	703.4	660.3
Operating Income	563.3	495.1	1,137.2	1,002.4

Non-Operating Income (Expense)
Investment income	17.2	18.5	34.8	24.2
Gains (losses) on derivative investments	—	—	—	(1.8)
Interest and other borrowing costs	(31.0)	(28.6)	(60.8)	(60.2)
Equity in net earnings (losses) of unconsolidated subsidiaries	27.0	26.0	53.8	48.5
Other non-operating income (expense)	(10.4)	(62.9)	(20.4)	(41.2)
Total Non-Operating	2.8	(47.0)	7.4	(30.5)
Income before Income Taxes	566.1	448.1	1,144.6	971.9
Income tax provision	246.0	183.1	456.7	376.5
Net Income	$320.1	$265.0	$687.9	$595.4

Earnings per Common Share:
Basic	$0.95	$0.79	$2.04	$1.77
Diluted	0.95	0.78	2.03	1.76
Weighted Average Number of Common Shares:
Basic	337,289	336,036	337,152	335,859
Diluted	338,706	337,796	338,599	337,574
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$320.1	$265.0	$687.9	$595.4
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	85.8	36.9	195.4	9.2
Reclassification of net (gains) losses on sales included in investment income	—	(6.0)	—	(6.0)
Income tax benefit (expense)	0.2	1.2	(0.6)	1.2
Investment securities, net	86.0	32.1	194.8	4.4
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	3.1	(0.3)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.8	0.7	1.6	1.4
Income tax benefit (expense)	(0.3)	(0.2)	(1.8)	(0.4)
Defined benefit plans, net	0.5	0.5	2.9	0.7
Derivative investments:
Net unrealized holding gains (losses) arising during the period	—	—	—	(4.7)
Ineffectiveness on cash flow hedges included in (gains) losses on derivative investments	—	—	—	1.8
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(0.3)	(0.3)	(0.6)	(0.6)
Income tax benefit (expense)	0.1	0.2	0.2	1.4
Derivative investments, net	(0.2)	(0.1)	(0.4)	(2.1)
Foreign currency translation:
Foreign currency translation adjustments	(1.7)	(2.6)	(5.0)	(6.6)
Income tax benefit (expense)	0.6	1.0	1.8	2.5
Foreign currency translation, net	(1.1)	(1.6)	(3.2)	(4.1)
Other comprehensive income (loss), net of tax	85.2	30.9	194.1	(1.1)
Comprehensive Income	$405.3	$295.9	$882.0	$594.3
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	336,938	3	$17,725.0	$2,907.6	$(80.8)	$20,551.8
Net income				687.9		687.9
Other comprehensive income (loss)					194.1	194.1
Dividends on common stock of $1.20 per share				(406.2)		(406.2)
Exercise of stock options	292		20.0			20.0
Excess tax benefits from option exercises and restricted stock vesting			3.4			3.4
Vesting of issued restricted Class A common stock	181		(10.5)			(10.5)
Shares issued to Board of Directors	27		2.5			2.5
Shares issued under Employee Stock Purchase Plan	10		0.9			0.9
Stock-based compensation			30.0			30.0
Balance at June 30, 2016	337,448	3	$17,771.3	$3,189.3	$113.3	$21,073.9
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	335,452	3	$17,600.0	$3,317.3	$6.2	$20,923.5
Net income				595.4		595.4
Other comprehensive income (loss)					(1.1)	(1.1)
Dividends on common stock of $1.00 per share				(337.2)		(337.2)
Exercise of stock options	652		42.1			42.1
Excess tax benefits from option exercises and restricted stock vesting			1.3			1.3
Vesting of issued restricted Class A common stock	46		(2.3)			(2.3)
Shares issued to Board of Directors	26		2.4			2.4
Shares issued under Employee Stock Purchase Plan	10		1.0			1.0
Stock-based compensation			33.7			33.7
Balance at June 30, 2015	336,186	3	$17,678.2	$3,575.5	$5.1	$21,258.8
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$687.9	$595.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	30.0	33.7
Amortization of purchased intangibles	48.0	49.9
Depreciation and amortization	64.3	65.1
Gain on sale of BM&FBOVESPA shares	—	(5.9)
Debt prepayment costs	—	61.8
Loss on datacenter	27.1	—
Undistributed earnings, net of losses, of unconsolidated subsidiaries	(3.3)	(5.3)
Deferred income taxes	22.0	41.3
Change in:
Accounts receivable	(71.1)	(58.4)
Other current assets	6.0	8.1
Other assets	(20.3)	(15.1)
Accounts payable	6.8	(14.8)
Income taxes payable	(12.8)	(55.5)
Other current liabilities	(41.3)	(26.2)
Other liabilities	(5.3)	(0.1)
Other	5.2	3.7
Net Cash Provided by Operating Activities	743.2	677.7

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	36.4	19.1
Purchases of available-for-sale marketable securities	(40.3)	(19.2)
Purchases of property, net	(39.6)	(60.7)
Investments in business ventures	(3.8)	(5.0)
Proceeds from sale of BM&FBOVESPA shares	—	57.7
Settlement of derivative related to debt issuance	—	7.0
Net Cash Used in Investing Activities	(47.3)	(1.1)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	—	743.7
Repayment of debt	—	(673.0)
Cash dividends	(1,381.7)	(1,006.7)
Proceeds from finance lease obligation	130.0	—
Proceeds from exercise of stock options	20.0	42.1
Excess tax benefits related to employee option exercises and restricted stock vesting	3.4	1.3
Other	0.9	0.9
Net Cash Used in Financing Activities	(1,227.4)	(891.7)

Net change in cash and cash equivalents	(531.5)	(215.1)
Cash and cash equivalents, beginning of period	1,692.6	1,366.1
Cash and Cash Equivalents, End of Period	$1,161.1	$1,151.0

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$410.3	$393.3
Interest paid	42.4	46.3
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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2016 and December 31, 2015 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on February 26, 2016.
2. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. At June 30, 2016, performance bonds and guaranty fund contribution assets on the consolidated balance sheets include cash as well as U.S. Treasury securities and U.S. government agency securities with maturity dates of 90 days or less. U.S. Treasury securities and U.S. government agency securities are purchased by CME, at its discretion, using cash collateral. The benefits, including interest earned, and risks of ownership accrue to CME. Interest earned is included in investment income on the consolidated statements of income. These securities are classified as available-for-sale. At June 30, 2016, the amortized cost and fair value of the U.S. Treasury securities were $6,952.0 million and $6,952.3 million, respectively. At June 30, 2016, the amortized cost and fair value of the U.S. government securities were both $1,708.4 million. The U.S. Treasury securities and U.S. government agency securities will mature in the third quarter of 2016. Performance bonds and guaranty fund contribution assets also include overnight reverse repurchase agreements that were purchased by CME, at its discretion, using cash collateral. The fair value of the overnight securities under the reverse repurchase agreements was $200.9 million at June 30, 2016.
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. CME has received approval to establish this account at the Federal Reserve Bank of Chicago for clearing members proprietary cash balances; however, the account is not live yet and CME continues to work through the operational details to begin utilizing the account.
Clearing House Contract Settlement. CME Clearing and CMECE mark-to-market open positions for all futures and options contracts twice a day (once a day for CME's cleared-only credit default swap and interest rate swap contracts). Based on values derived from the mark-to-market process, CME Clearing and CMECE require payments from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than cleared-only credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared-only credit default swap and interest rate swap contracts, the maximum exposure related to CME Clearing's guarantee would be one full day of changes in fair value of all open positions, before considering CME Clearing's ability to access defaulting clearing firms' collateral. During the first six months of 2016, CME Clearing and CMECE transferred an average of approximately $3.6 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME Clearing and CMECE reduce their guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2016.
3. Property

In March 2016, the company sold its datacenter in the Chicago area for $130.0 million. At the time of the sale, the company leased back a portion of the property. The sale-leaseback transaction was recognized under the financing method and not as a sale-leaseback arrangement under generally accepted accounting principles due to the company's participation in future revenues and development work, which constitutes continuing involvement in the datacenter. Under the financing method, the assets remain on the consolidated balance sheet throughout the term of the lease and the proceeds of $130.0 million from the transaction are recognized as a finance lease obligation within other liabilities and other current liabilities in the consolidated balance sheet. A portion of the lease payments will be recognized as a reduction of the finance lease obligation and a portion will be recognized as interest expense based on an imputed interest rate.
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
The lease has an initial lease term ending in March 2031 and contains two consecutive renewal options for five years. Future minimum lease payments under this non-cancellable lease will be payable as follows as of June 30, 2016 (in millions):

Year
Remainder of 2016	$8.3
2017	16.7
2018	16.8
2019	16.8
2020	16.9
Thereafter	181.6
Total	$257.1
4. Intangible Assets
Intangible assets consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(801.8)	$2,037.0	$2,838.8	$(754.5)	$2,084.3
Technology-related intellectual property	29.4	(27.9)	1.5	29.4	(27.2)	2.2
Other	2.4	(1.0)	1.4	2.4	(1.0)	1.4
Total amortizable intangible assets	$2,870.6	$(830.7)	2,039.9	$2,870.6	$(782.7)	2,087.9

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,489.9			$2,537.9
Trading products (1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $24.0 million and $25.0 million for the quarters ended June 30, 2016 and 2015, respectively. Total amortization expense for intangible assets was $48.0 million and $49.9 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2016	$48.1
2017	95.5
2018	94.7
2019	94.7
2020	94.7
2021	94.7
Thereafter	1,517.5
5. Debt
In the first quarter of 2016, the company adopted the Financial Accounting Standards Board's (FASB) standards update on changes to the presentation of debt issuance costs. The update requires debt issuance costs related to a recognized debt liability to be presented as a deduction from the carrying value of the debt liability. Previously, debt issuance costs were recognized as deferred charges within other assets in the consolidated balance sheets. The standards update was applied on a retrospective basis, adjusting all prior periods presented, as if the new accounting methodology was in effect during those periods. At December 31, 2015, $12.1 million of debt issuance costs were reclassified in the consolidated balance sheet from other assets to long-term debt compared with what was previously reported. At June 30, 2016, $11.6 million of debt issuance costs were deducted from long-term debt. The change in accounting policy has been reflected in the table below.
Long-term debt consisted of the following at June 30, 2016 and December 31, 2015:

(in millions)	June 30, 2016	December 31, 2015
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$744.8	$744.4
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	743.8	743.4
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	741.6	741.5
Total long-term debt	$2,230.2	$2,229.3

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

Long-term debt maturities, at par value, were as follows at June 30, 2016:

(in millions)	Par Value
2017	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	2,250.0
6. Income Taxes
In the first quarter of 2016, the company adopted the FASB's standards update that simplifies the classification of deferred tax assets and liabilities. The update eliminates the current requirement to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, all deferred tax assets, along with valuation allowances, and deferred tax liabilities are required to be classified as non-current. Companies are still required to offset deferred tax assets and liabilities for each taxpaying component within a tax jurisdiction. Beginning in the first quarter of 2016, the company adopted this standards update on a prospective basis and classified all deferred tax assets and liabilities as non-current. Prior period deferred tax assets and liabilities were not retrospectively adjusted.
A net current deferred tax asset of $27.9 million was included in other current assets at December 31, 2015. During the first quarter of 2016, net current deferred tax assets of $27.9 million were reclassified to net long-term liabilities. Total net current deferred tax assets are primarily attributable to stock-based compensation and accrued expenses.
Net long-term deferred tax liabilities were $7.4 billion at June 30, 2016 and December 31, 2015. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers, including CBOT Holdings, Inc. and NYMEX Holdings, Inc.
Valuation allowances of $49.4 million and $122.3 million have been provided on deferred tax assets at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, valuation allowances were related to certain domestic net operating losses, foreign net operating losses as well as built in capital losses for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition.
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
In addition, the company is a defendant in, and has potential for, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters on an individual or aggregate basis will not have a material impact on its consolidated financial position or results of operations.
At December 31, 2015, the company had accrued $3.5 million for legal and regulatory matters that were probable and estimable. No accrual was required for legal and regulatory matters that were probable and estimable as of June 30, 2016.
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
8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2016. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME must maintain U.S. Treasury securities or irrevocable, standby letters of credit as collateral for this agreement. At June 30, 2016, CME was contingently liable to SGX on letters of credit totaling $760.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2016.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-

rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2016.
9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2015	$(95.0)	$(36.6)	$59.6	$(8.8)	$(80.8)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	195.4	3.1	—	(5.0)	193.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.6	(0.6)	—	1.0
Income tax benefit (expense)	(0.6)	(1.8)	0.2	1.8	(0.4)
Net current period other comprehensive income (loss)	194.8	2.9	(0.4)	(3.2)	194.1
Balance at June 30, 2016	$99.8	$(33.7)	$59.2	$(12.0)	$113.3

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2014	$(22.9)	$(31.3)	$62.6	$(2.2)	$6.2
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	9.2	(0.3)	(4.7)	(6.6)	(2.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(6.0)	1.4	1.2	—	(3.4)
Income tax benefit (expense)	1.2	(0.4)	1.4	2.5	4.7
Net current period other comprehensive income (loss)	4.4	0.7	(2.1)	(4.1)	(1.1)
Balance at June 30, 2015	$(18.5)	$(30.6)	$60.5	$(6.3)	$5.1
10. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
Level 1 assets generally include U.S. Treasury securities, U.S. government agency securities, investments in publicly traded mutual funds, equity securities and corporate debt securities with quoted market prices. In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. If quoted prices are not available to determine fair value, the company uses other inputs that are directly observable.
Assets included in level 2 generally consist of asset-backed securities. Asset-backed securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings.

Financial assets recorded in the consolidated balance sheet as of June 30, 2016 were classified in their entirety based on the lowest level of input that was significant to each asset's fair value measurement. There were no liabilities that were measured at fair value as of June 30, 2016. The following tables present financial instruments measured at fair value on a recurring basis:

	June 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$21.4	$—	$—	$21.4
Mutual funds	58.0	—	—	58.0
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	79.5	0.3	—	79.8
Performance bonds and guaranty fund contributions (1):
U.S. Treasury securities	6,952.3	—	—	6,952.3
U.S. government agencies securities	1,708.4	—	—	1,708.4
Equity investments	408.5	—	—	408.5
Total Assets at Fair Value	$9,148.7	$0.3	$—	$9,149.0
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet at June 30, 2016 include U.S. Treasury securities and U.S. government agency securities purchased with cash collateral.
There were no transfers of assets or liabilities between level 1, level 2 and level 3 during the first six months of 2016. There were no level 3 assets valued at fair value on a recurring basis during the first six months of 2016. The following is a reconciliation of level 3 liabilities valued at fair value on a recurring basis during the first six months of 2016.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2015	$0.3
Realized and unrealized (gains) losses:
Included in other expenses	(0.3)
Fair value of liability at June 30, 2016	$—
In the first quarter of 2016, we sold a datacenter and leased back a portion of the property. Under generally accepted accounting principles, the transaction has been recognized under the financing method instead of recognized as a sale-leaseback arrangement. As a result, the property and equipment legally sold will continue to be recognized on the consolidated balance sheets and was written down to a fair value of $130.0 million at March 31, 2016. In the second quarter of 2016, we wrote down one of our strategic investments to a fair value of $1.7 million and recognized an impairment loss of $3.8 million. Both assessments were based on qualitative indications of impairment and a quantitative analysis of undiscounted cash flows. The fair values of the datacenter and strategic investment are considered level 3 and nonrecurring. There were no other level 3 assets or liabilities valued at fair value on a nonrecurring basis during the first six months of 2016.
The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. At June 30, 2016, the fair values were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	$796.2
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%	789.7
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	961.5

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Stock options	320	456	320	456
Restricted stock and performance shares	—	8	—	11
Total	320	464	320	467
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income (in millions)	$320.1	$265.0	$687.9	$595.4
Weighted Average Number of Common Shares (in thousands):
Basic	337,289	336,036	337,152	335,859
Effect of stock options, restricted stock and performance shares	1,417	1,760	1,447	1,715
Diluted	338,706	337,796	338,599	337,574
Earnings per Common Share:
Basic	$0.95	$0.79	$2.04	$1.77
Diluted	0.95	0.78	2.03	1.76
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2016	2015	Change	2016	2015	Change
Total revenues	$906.4	$820.0	11%	$1,840.6	$1,662.7	11%
Total expenses	343.1	324.9	6	703.4	660.3	7
Operating margin	62.1%	60.4%		61.8%	60.3%
Non-operating income (expense)	$2.8	$(47.0)	n.m.	$7.4	$(30.5)	n.m.
Effective tax rate	43.5%	40.9%		39.9%	38.7%
Net income	$320.1	$265.0	21	$687.9	$595.4	16
Diluted earnings per common share	0.95	0.78	22	2.03	1.76	15
Cash flows from operating activities				743.2	677.7	10
n.m. not meaningful
Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
Clearing and transaction fees	$767.6	$681.8	13%	$1,563.7	$1,390.0	12%
Market data and information services	102.9	102.8	—	205.3	200.8	2
Access and communication fees	22.3	21.5	4	43.9	42.8	3
Other	13.6	13.9	(1)	27.7	29.1	(5)
Total Revenues	$906.4	$820.0	11	$1,840.6	$1,662.7	11

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

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Total contract volume (in millions)	965.2	854.2	13%	1,998.8	1,768.5	13%
Clearing and transaction fees (in millions)	$754.6	$663.7	14	$1,535.7	$1,352.2	14
Average rate per contract	$0.782	$0.777	1	$0.768	$0.765	—
We estimate the following increases in clearing and transaction fees based on changes in total contract volumes and changes in average rate per contract for futures and options during the second quarter and first six months of 2016 when compared with the same periods in 2015.

(in millions)	Quarter Ended	Six Months Ended
Increases due to changes in total contract volume	$86.9	$176.9
Increases due to changes in average rate per contract	4.0	6.6
Increases in clearing and transaction fees	$90.9	$183.5
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2016	2015	Change	2016	2015	Change
Average Daily Volume by Product Line:
Interest rate	6,776	6,599	3%	7,493	7,070	6%
Equity	2,957	2,364	25	3,250	2,563	27
Foreign exchange	838	903	(7)	890	928	(4)
Agricultural commodity	1,722	1,401	23	1,470	1,297	13
Energy	2,322	1,749	33	2,426	1,941	25
Metal	467	331	41	461	349	32
Aggregate average daily volume	15,082	13,347	13	15,990	14,148	13
Average Daily Volume by Venue:
Electronic	13,355	11,705	14	14,018	12,353	13
Open outcry	1,076	1,108	(3)	1,245	1,197	4
Privately negotiated	651	534	22	727	598	22
Aggregate average daily volume	15,082	13,347	13	15,990	14,148	13
Electronic Volume as a Percentage of Total Volume	89%	88%		88%	87%
Overall futures and options contract volumes increased in the second quarter and first six months of 2016 when compared with the same periods in 2015 largely due to increases in equity, energy, agricultural commodity and interest rate contract volumes. We believe global market concerns and considerable uncertainty regarding the Federal Reserve's interest rate policy have resulted in increased volatility in the equity and interest rate markets, leading to increases in volumes. These markets also experienced higher volatility towards the end of the second quarter of 2016 due to anticipation of the United Kingdom European Union membership referendum. Additionally, the deceleration of the Chinese economy beginning in the second half of 2015 resulted in higher volatility within the equity markets.
The increases in crude oil volumes are a reflection of crude oil markets continuing to show considerable uncertainty regarding the direction of future oil prices. The oversupply of crude oil that began in 2014 continues to weigh on oil prices, resulting in additional volatility and an increase in overall energy contract volume.

Volatility within the agricultural commodities markets increased during the second quarter of 2016 due to uncertainty regarding the 2016 growing season because of weather events. The increase in volatility contributed to increases in agricultural commodity volumes.
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2016	2015	Change	2016	2015	Change
Eurodollar futures and options:
Front 8 futures	1,630	1,471	11%	1,828	1,689	8%
Back 32 futures	594	719	(17)	660	795	(17)
Options	1,043	814	28	1,276	909	40
U.S. Treasury futures and options:
10-Year	1,616	1,781	(9)	1,727	1,780	(3)
5-Year	842	814	3	889	855	4
Treasury bond	318	351	(9)	351	385	(9)
2-Year	312	348	(10)	328	364	(10)
Overall interest rate contract volumes increased in the second quarter and first six months of 2016 when compared with the same periods in 2015 largely due to the uncertainty around the Federal Reserve's interest rate policy. As a result, contract volumes increased for short-term interest rate contracts, including the Eurodollar Front 8 futures and Eurodollar options. Back 32 Eurodollar futures volumes declined as participants became more focused on short-term interest rate uncertainty. In addition, electronic Eurodollar options volumes increased in the second quarter and first six months of 2016 due to our continued investment in system enhancements and client education.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2016	2015	Change	2016	2015	Change
E-mini S&P 500 futures and options	2,360	1,857	27%	2,566	2,011	28%
E-mini NASDAQ 100 futures and options	258	224	15	305	253	20
Overall equity contract volumes increased in the second quarter and first six months of 2016 when compared with the same periods in 2015 due to overall higher market volatility, as measured by the CBOE Volatility Index. We believe overall volatility resulted from continued uncertainty surrounding the Federal Reserve's interest rate policy, the uncertainty surrounding the United Kingdom European Union membership referendum, the deceleration of the Chinese economy as well as declining global crude oil prices.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2016	2015	Change	2016	2015	Change
Euro	219	342	(36)%	246	339	(27)%
Japanese yen	147	145	2	169	158	7
British pound	134	114	18	126	117	8
Australian dollar	112	98	14	113	103	9
Canadian dollar	78	70	12	85	75	13
Foreign exchange contract volumes decreased slightly in the second quarter and first six months of 2016 when compared with the same periods in 2015. Euro contract volumes decreased due to overall low volatility in early 2016, which we believe resulted from a lack of global macroeconomic drivers affecting the Euro. Euro contract volumes were high in the first half of

2015 due to volatility caused by quantitative easing programs initiated by central banks throughout Europe in early 2015. The overall decrease in overall foreign exchange contract volume in the second quarter of 2016 when compared with the same period in 2015 was partially offset by an increase in British pound contract volume, which we believe was caused by volatility resulting from uncertainty surrounding the United Kingdom European Union membership referendum.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2016	2015	Change	2016	2015	Change
Corn	587	473	24%	492	430	14%
Soybean	454	305	49	374	291	28
Wheat	232	226	3	208	199	4
Agricultural commodity contract volumes increased in the second quarter and first six months of 2016 when compared with the same periods in 2015 due to higher price volatility, which we believe was caused by greater uncertainty related to weather conditions and crop production for the 2016 growing season.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2016	2015	Change	2016	2015	Change
WTI crude oil	1,231	872	41%	1,312	999	31%
Natural gas	531	454	17	527	469	12
Refined products	369	312	18	371	328	13
Brent crude oil	92	86	7	104	112	(7)
Overall energy contract volumes increased in the second quarter and first six months of 2016 when compared with the same periods in 2015 largely due to increases in crude oil trading, which we believe resulted from a continuing shift in supply that began in the fourth quarter of 2014. In the first half of 2016, the overall market shifted more focus on WTI crude oil instead of Brent crude oil because of the marketplaces' increased weighting of WTI pricing as a global benchmark price for crude oil. Additionally, refined products and natural gas contract volumes increased largely due to higher price volatility in the underlying markets.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2016	2015	Change	2016	2015	Change
Gold	273	179	52%	278	200	39%
Copper	89	67	33	83	68	22
Silver	84	65	29	77	61	26
We believe the increases in metals contract volumes in the second quarter and first six months of 2016 when compared with the same periods in 2015 were due to investors turning to gold and other precious metals as a safe haven investment alternative to the volatile equity markets.
Average Rate per Contract
The average rate per contract remained relatively flat in the second quarter and first six months of 2016 when compared with the same periods in 2015. The impact from a rate increase in early 2016 was offset by higher volume-based incentives and discounts on our contracts as well as an increase in trades executed by members, as a percentage of total trading volume.

Cleared-only Swap Contracts
Clearing and transaction fees as presented on the consolidated statements of income include revenues for our cleared-only interest rate swap and credit default swap contracts. In the second quarter of 2016 and 2015, clearing and transaction fees generated from these contracts were $12.9 million and $18.0 million, respectively. In the first six months of 2016 and 2015, clearing and transaction fees generated from these contracts were $28.0 million and $37.5 million, respectively. The decreases in revenues were largely attributable to a reduction in client activity after the first quarter of 2015, as we believe some customers chose alternative products and venues to manage risk.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% and one firm represented 10% of our clearing and transaction fees in the first six months of 2016. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Beginning in 2016, the partial fee waivers that existed in 2015 ended, which contributed to an increase in market data and information services revenue in the first six months of 2016 when compared with the same period in 2015. The increase was partially offset by some rationalization as customer firms transitioned into full-priced offerings, as well as reductions in overall screen counts at member banks.
The two largest resellers of our market data represented approximately 40% of our market data and information services revenue in the first six months of 2016. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
Compensation and benefits	$131.7	$141.5	(7)%	$263.6	$282.8	(7)%
Communications	6.3	6.6	(4)	13.0	14.2	(9)
Technology support services	17.7	16.1	10	35.1	31.7	11
Professional fees and outside services	39.0	27.7	41	70.7	56.8	24
Amortization of purchased intangibles	24.0	25.0	(4)	48.0	49.9	(4)
Depreciation and amortization	30.4	33.3	(9)	64.3	65.1	(1)
Occupancy and building operations	24.4	23.5	4	45.7	46.3	(1)
Licensing and other fee agreements	32.8	28.8	14	71.8	59.4	21
Other	36.8	22.4	64	91.2	54.1	69
Total Expenses	$343.1	$324.9	6	$703.4	$660.3	7

Operating expenses increased by $18.2 million in the second quarter of 2016 when compared with the same period in 2015. Operating expenses increased by $43.1 million in the first six months of 2016 when compared with the same period in 2015. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended, June 30, 2016		Six Months Ended, June 30, 2016
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Loss on datacenter and related legal fees	$—	—%	$28.6	4%
Foreign currency exchange rate fluctuation	22.7	7	16.6	3
Professional fees and outside services	11.3	3	13.9	2
Licensing and other fee agreements	4.0	1	12.4	2
Stock-based compensation	(5.7)	(1)	(4.3)	(1)
Reorganization costs	—	—	(5.5)	(1)
Real estate taxes and fees	(10.0)	(3)	(10.0)	(1)
Other expenses, net	(4.1)	(1)	(8.6)	(1)
Total increase	$18.2	6%	$43.1	7%
Increases in overall operating expenses in the second quarter and first six months of 2016 when compared with the same periods in 2015 were as follows:

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

•
In the second quarter of 2016, we recognized a net loss of $11.6 million due to an unfavorable change in exchange rates on foreign cash balances, compared with a net gain of $11.1 million in the second quarter of 2015. In the first six months of 2016, we recognized a net loss of $15.5 million due to an unfavorable change in exchange rates on foreign cash balances, compared with a net gain of $1.1 million in the first six months of 2015. Gains and losses from exchange rate fluctuations result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies. We expect to continue to incur gains and losses from exchange rate fluctuations as long as this is the case.

•
Professional fees and outside services expenses increased largely due to an increase in legal efforts related to our business activities and product offerings as well as an increase in professional fees related to a greater reliance on consultants for security and systems enhancement work.

•
Increases in licensing and other fee sharing agreements expenses resulted from higher expenses related to revenue sharing agreements for certain equity and energy contracts due to both higher volumes and increases in the license rates for certain equity and energy products.

The overall increases in operating expenses in the second quarter and first six months of 2016 were partially offset by the following decreases:

•
In the second quarter of 2015, we recognized higher stock-based compensation expense due to additional performance awards issued as part of our stock-based compensation program, which resulted in decreases in compensation and benefits expenses in the second quarter and first six months of 2016 when compared with the same periods in 2015.

•
Severance and other costs related to the reorganization announced in October 2014 and the reduction of our trading floors in mid-2015 were recognized in the first quarter of 2015, resulting in a decrease in compensation and benefits expense in the first six months of 2016 when compared with the same period in 2015.

•	In the second quarter of 2015, we recognized additional real estate taxes and fees related to the transfer of the ownership of the NYMEX building.

Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
Investment income	$17.2	$18.5	(7)%	$34.8	$24.2	44%
Gains (losses) on derivative investments	—	—	—	—	(1.8)	n.m.
Interest and other borrowing costs	(31.0)	(28.6)	8	(60.8)	(60.2)	1
Equity in net earnings (losses) of unconsolidated subsidiaries	27.0	26.0	4	53.8	48.5	11
Other non-operating income (expense)	(10.4)	(62.9)	(83)	(20.4)	(41.2)	(50)
Total Non-Operating	$2.8	$(47.0)	n.m.	$7.4	$(30.5)	n.m.
n.m. not meaningful
Investment income remained relatively flat in the second quarter of 2016 and increased in the first six months of 2016 when compared with the same periods in 2015. Investment income increased largely due to increases in the rate of interest earned from cash performance bond and guaranty fund contributions that are reinvested. The increases in investment income were offset by decreases in dividend income and gains (losses) on investments in the second quarter and first six months of 2016 when compared with the same periods in 2015. In the second quarter of 2016, we recognized a $3.8 million impairment loss on one of our strategic investments within investment income while in the second quarter of 2015, we recognized a $5.9 million gain on the sale of of 14.3 million shares of BM&FBOVESPA S.A. (BM&FBOVESPA).
The overall increase in interest and other borrowing costs in the second quarter of 2016 when compared with the same period in 2015 was due to an increase in commitment fees on line of credit agreements and additional interest expense related to our finance lease obligation related to one of our datacenters. In the first six months of 2016 when compared with the same period in 2015, the increase in interest and borrowing costs due to higher commitment fees and additional interest expense on our finance lease obligation was offset by a decrease in interest and borrowing costs on our outstanding borrowings as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Weighted average borrowings outstanding (in millions)	$2,250.0	$2,304.4	$(54.4)	$2,250.0	$2,300.1	$(50.1)
Weighted average effective yield	3.71%	3.73%	(0.02)%	3.71%	3.90%	(0.19)%
Average cost of borrowings (1)	3.91	3.94	(0.03)	3.91	4.13	(0.22)

(1)
Average cost of borrowings includes interest, the effective portion of interest rate hedges, discount accretion and debt issuance costs. Commitment fees on line of credit agreements are not included in the average cost of borrowings.

In March 2015, we issued $750.0 million 3.0% notes due March 2025. In April 2015, we repurchased the $612.5 million 4.40% notes due March 2018. These transactions decreased weighted average borrowings outstanding, weighted average effective yield and average cost of borrowings for the first six months of 2016 when compared with the same period in 2015.
Higher income generated from our S&P/Dow Jones Indices LLC business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries in the second quarter and first six months of 2016 when compared with the same periods in 2015.
In April 2015, we repurchased the $612.5 million fixed rate notes due 2018 and paid a call premium of $60.5 million. As a result of the transaction, we recognized debt prepayment costs of $61.8 million in the second quarter of 2015, which included the call premium and was included in other non-operating income (expense). In the first quarter of 2015, we received a termination fee of $22.5 million, net of the portion paid to outside advisers, related to our proposed acquisition of GFI Group Inc. (GFI Group), which was classified as income within other non-operating income (expense). In the second quarter and first six months of 2016 when compared with the same periods in 2015, we recognized higher expenses related to the distribution of interest earned on performance bond collateral reinvestment to the clearing firms. This expense is included in other non-operating income (expense).

Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2016	2015
Quarter ended June 30	43.5%	40.9%
Six months ended June 30	39.9%	38.7%
In the second quarter and first six months of 2016 when compared with the same periods in 2015, the effective tax rates were higher due to additional tax expense recognized from the remeasurement of tax positions resulting from a state and local income tax law change in the second quarter of 2016.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first six months of 2016 when compared with the same period of 2015. The increase in net cash provided by operating activities was largely attributable to higher clearing and transaction fees resulting from an increase in volume. Net cash used in investing activities increased in the first six months of 2016 when compared with the same period of 2015 due to proceeds received in the second quarter of 2015 from our sale of BM&FBOVESPA shares. Cash used in financing activities was higher in the first six months of 2016 when compared with the same period in 2015. The increase was attributable to higher cash dividends paid in the first six months of 2016 when compared with the same period in 2015. The increase was partially offset by proceeds from a finance lease obligation related to the sale-leaseback of the datacenter in the first quarter of 2016.
Debt Instruments. The following table summarizes our debt outstanding at June 30, 2016:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by CME Clearing. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At June 30, 2016, guaranty funds available to collateralize the facility totaled $6.8 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At June 30, 2016, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At June 30, 2016, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable standby letters of credit. At June 30, 2016, the letters of credit totaled $760.0 million.
The following table summarizes our credit ratings at June 30, 2016:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.2 billion and $1.7 billion at June 30, 2016 and December 31, 2015, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
On August 3, 2016, CME Group’s board of directors declared a regular quarterly dividend of $0.60 per share payable on September 26, 2016 to the shareholders of record as of September 9, 2016.
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
In June 2016, the FASB issued guidance that changes how credit losses are measured for most financial assets measured at amortized cost and certain other instruments. The standard requires an entity to estimate its lifetime expected credit loss and record an allowance, that when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. This forward-looking expected loss model generally will result in the earlier recognition of allowances for losses. The standard also amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available for sale debt security is a credit loss. Severity and duration of the unrealized loss are no longer permissible factors in concluding whether a credit loss exists. Entities will recognize improvements to estimated credit losses on available for sale debt securities immediately in earnings rather than as interest income over time. The standard is effective for reporting periods beginning after December 15, 2019. The standard’s provisions must be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted for reporting periods beginning in 2019. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30	170	$96.95	—	$—
May 1 to May 31	489	93.62	—	—
June 1 to June 30	1,412	94.50	—	—
Total	2,071	$94.49	—

(1)	Shares purchased consist of an aggregate of 2,071 shares of Class A common stock surrendered in the second quarter of 2016 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

31.1	Section 302 Certification—Phupinder S. Gill

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: August 4, 2016	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance