Form 10-Q
period 2016-09-30
CME GROUP INC.
filed 2016-11-04
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 12, 2016 was as follows: 339,347,113 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$1,420.5	$1,692.6
Marketable securities	83.3	72.5
Accounts receivable, net of allowance of $3.6 and $1.9	395.7	357.8
Other current assets (includes $29.5 and $32.0 in restricted cash)	269.4	228.6
Performance bonds and guaranty fund contributions	31,607.1	35,553.0
Total current assets	33,776.0	37,904.5
Property, net of accumulated depreciation and amortization of $577.4 and $788.6	426.7	491.7
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,465.9	2,537.9
Goodwill	7,569.0	7,569.0
Other assets (includes $64.4 and $70.5 in restricted cash)	1,838.4	1,681.0
Total Assets	$63,251.3	$67,359.4

Liabilities and Equity
Current Liabilities:
Accounts payable	$34.5	$28.7
Other current liabilities	247.0	1,242.8
Performance bonds and guaranty fund contributions	31,604.9	35,553.0
Total current liabilities	31,886.4	36,824.5
Long-term debt	2,230.7	2,229.3
Deferred income tax liabilities, net	7,317.7	7,358.3
Other liabilities	551.6	395.5
Total Liabilities	41,986.4	46,807.6

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at September 30, 2016 and December 31, 2015; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2016 and December 31, 2015; 337,978 and 336,938 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3.4	3.4
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	17,780.0	17,721.6
Retained earnings	3,458.6	2,907.6
Accumulated other comprehensive income (loss)	22.9	(80.8)
Total shareholders’ equity	21,264.9	20,551.8
Total Liabilities and Equity	$63,251.3	$67,359.4

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Clearing and transaction fees	$704.2	$715.0	$2,267.9	$2,105.0
Market data and information services	101.1	99.5	306.4	300.3
Access and communication fees	23.8	21.6	67.7	64.4
Other	12.6	14.2	40.3	43.3
Total Revenues	841.7	850.3	2,682.3	2,513.0
Expenses
Compensation and benefits	130.6	136.4	394.2	419.2
Communications	6.9	7.1	19.9	21.3
Technology support services	17.3	15.4	52.4	47.1
Professional fees and outside services	33.5	33.8	104.2	90.6
Amortization of purchased intangibles	24.0	24.9	72.0	74.8
Depreciation and amortization	31.2	32.4	95.5	97.5
Occupancy and building operations	19.6	23.1	65.3	69.4
Licensing and other fee agreements	31.5	33.1	103.3	92.5
Other	21.8	27.7	113.0	81.8
Total Expenses	316.4	333.9	1,019.8	994.2
Operating Income	525.3	516.4	1,662.5	1,518.8

Non-Operating Income (Expense)
Investment income	36.5	2.5	71.3	26.7
Gains (losses) on derivative investments	—	—	—	(1.8)
Interest and other borrowing costs	(31.1)	(28.3)	(91.9)	(88.5)
Equity in net earnings (losses) of unconsolidated subsidiaries	28.6	26.6	82.4	75.1
Other non-operating income (expense)	(10.5)	(0.8)	(30.9)	(42.0)
Total Non-Operating	23.5	—	30.9	(30.5)
Income before Income Taxes	548.8	516.4	1,693.4	1,488.3
Income tax provision	76.0	156.5	532.7	533.0
Net Income	$472.8	$359.9	$1,160.7	$955.3

Earnings per Common Share:
Basic	$1.40	$1.07	$3.44	$2.84
Diluted	1.39	1.06	3.43	2.83
Weighted Average Number of Common Shares:
Basic	337,592	336,323	337,299	336,015
Diluted	339,143	338,139	338,834	337,804
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$472.8	$359.9	$1,160.7	$955.3
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(17.7)	(100.2)	177.7	(91.0)
Reclassification of net (gains) losses on sales included in investment income	(6.3)	2.6	(6.3)	(3.4)
Income tax benefit (expense)	(65.3)	—	(65.9)	1.2
Investment securities, net	(89.3)	(97.6)	105.5	(93.2)
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	3.1	(0.3)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.8	0.6	2.4	2.0
Income tax benefit (expense)	(0.3)	(0.2)	(2.1)	(0.6)
Defined benefit plans, net	0.5	0.4	3.4	1.1
Derivative investments:
Net unrealized holding gains (losses) arising during the period	—	—	—	(4.7)
Ineffectiveness on cash flow hedges included in (gains) losses on derivative investments	—	—	—	1.8
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(0.3)	(0.3)	(0.9)	(0.9)
Income tax benefit (expense)	0.1	0.1	0.3	1.5
Derivative investments, net	(0.2)	(0.2)	(0.6)	(2.3)
Foreign currency translation:
Foreign currency translation adjustments	(0.6)	(3.4)	(5.6)	(10.0)
Income tax benefit (expense)	(0.8)	1.1	1.0	3.6
Foreign currency translation, net	(1.4)	(2.3)	(4.6)	(6.4)
Other comprehensive income (loss), net of tax	(90.4)	(99.7)	103.7	(100.8)
Comprehensive Income	$382.4	$260.2	$1,264.4	$854.5
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	336,938	3	$17,725.0	$2,907.6	$(80.8)	$20,551.8
Net income				1,160.7		1,160.7
Other comprehensive income (loss)					103.7	103.7
Dividends on common stock of $1.80 per share				(609.7)		(609.7)
Exercise of stock options	434		29.5			29.5
Excess tax benefits from option exercises and restricted stock vesting			10.0			10.0
Vesting of issued restricted Class A common stock	570		(26.8)			(26.8)
Shares issued to Board of Directors	26		2.5			2.5
Shares issued under Employee Stock Purchase Plan	10		0.9			0.9
Stock-based compensation			42.3			42.3
Balance at September 30, 2016	337,978	3	$17,783.4	$3,458.6	$22.9	$21,264.9
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	335,452	3	$17,600.0	$3,317.3	$6.2	$20,923.5
Net income				955.3		955.3
Other comprehensive income (loss)					(100.8)	(100.8)
Dividends on common stock of $1.50 per share				(500.8)		(500.8)
Tax effect and gain related to purchase of non-controlling interests			9.3			9.3
Exercise of stock options	798		51.8			51.8
Excess tax benefits from option exercises and restricted stock vesting			6.7			6.7
Vesting of issued restricted Class A common stock	450		(16.8)			(16.8)
Shares issued to Board of Directors	26		2.4			2.4
Shares issued under Employee Stock Purchase Plan	10		1.0			1.0
Stock-based compensation			45.2			45.2
Balance at September 30, 2015	336,736	3	$17,699.6	$3,771.8	$(94.6)	$21,376.8
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$1,160.7	$955.3
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	42.3	45.2
Amortization of purchased intangibles	72.0	74.8
Depreciation and amortization	95.5	97.5
Gain on sale of BM&FBOVESPA shares	(6.4)	(3.4)
Debt prepayment costs	—	61.8
Loss on datacenter	27.1	—
Undistributed earnings, net of losses, of unconsolidated subsidiaries	(29.3)	(15.2)
Deferred income taxes	(79.3)	49.8
Change in:
Accounts receivable	(18.7)	(22.3)
Other current assets	(12.5)	12.4
Other assets	9.5	(18.4)
Accounts payable	5.7	1.3
Income taxes payable	21.3	(70.1)
Other current liabilities	(67.3)	(31.3)
Other liabilities	(14.3)	(0.5)
Other	(0.7)	4.3
Net Cash Provided by Operating Activities	1,205.6	1,141.2

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	40.1	29.3
Purchases of available-for-sale marketable securities	(44.9)	(29.3)
Purchases of property, net	(62.9)	(90.3)
Investments in business ventures	(4.9)	(7.0)
Proceeds from sale of business venture	8.8	—
Proceeds from sale of BM&FBOVESPA shares	—	69.0
Settlement of derivative related to debt issuance	—	7.0
Net Cash Used in Investing Activities	(63.8)	(21.3)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	—	743.7
Repayment of debt	—	(673.0)
Cash dividends	(1,584.3)	(1,174.9)
Proceeds from finance lease obligation	130.0	—
Proceeds from exercise of stock options	29.5	51.8
Excess tax benefits related to employee option exercises and restricted stock vesting	10.0	6.7
Settlement of contingent consideration	—	(7.0)
Other	0.9	1.0
Net Cash Used in Financing Activities	(1,413.9)	(1,051.7)

Net change in cash and cash equivalents	(272.1)	68.2
Cash and cash equivalents, beginning of period	1,692.6	1,366.1
Cash and Cash Equivalents, End of Period	$1,420.5	$1,434.3

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$545.5	$548.5
Interest paid	84.8	89.1
Non-cash investing activities:
Accrued proceeds from sale of BM&FBOVESPA shares	20.8	—
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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2016 and December 31, 2015 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on February 26, 2016.
2. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. At September 30, 2016, performance bonds and guaranty fund contribution assets on the consolidated balance sheets include cash as well as U.S. Treasury securities and U.S. government agency securities with maturity dates of 90 days or less. U.S. Treasury securities and U.S. government agency securities are purchased by CME, at its discretion, using cash collateral. The benefits, including interest earned, and risks of ownership accrue to CME. Interest earned is included in investment income on the consolidated statements of income. These securities are classified as available-for-sale. At September 30, 2016, the amortized cost and fair value of the U.S. Treasury securities were $4,198.9 million and $4,199.5 million, respectively. At September 30, 2016, the amortized cost and fair value of the U.S. government securities were both $3,682.6 million. The U.S. Treasury securities and U.S. government agency securities will mature in the fourth quarter of 2016. Performance bonds and guaranty fund contribution assets also include overnight reverse repurchase agreements that were purchased by CME, at its discretion, using cash collateral. The fair value of the overnight securities under the reverse repurchase agreements was $1,052.7 million at September 30, 2016.
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. CME has received approval to establish this account at the Federal Reserve Bank of Chicago for clearing members' proprietary cash balances and is currently operationalizing the account, including testing.
Clearing House Contract Settlement. CME Clearing and CMECE mark-to-market open positions for all futures and options contracts twice a day (once a day for CME's cleared-only credit default swap and interest rate swap contracts). Based on values derived from the mark-to-market process, CME Clearing and CMECE require payments from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than cleared-only credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared-only credit default swap and interest rate swap contracts, the maximum exposure related to CME Clearing's guarantee would be one full day of changes in fair value of all open positions, before considering CME Clearing's ability to access defaulting clearing firms' collateral. During the first nine months of 2016, CME Clearing and CMECE transferred an average of approximately $3.3 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME Clearing and CMECE reduce their guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2016.
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
The lease has an initial lease term ending in March 2031 and contains two consecutive renewal options for five years. Future minimum lease payments under this non-cancellable lease will be payable as follows as of September 30, 2016 (in millions):

Year
Remainder of 2016	$4.2
2017	16.7
2018	16.8
2019	16.8
2020	16.9
Thereafter	180.5
Total	$251.9
4. Intangible Assets
Intangible assets consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(825.5)	$2,013.3	$2,838.8	$(754.5)	$2,084.3
Technology-related intellectual property	29.4	(28.2)	1.2	29.4	(27.2)	2.2
Other	2.4	(1.0)	1.4	2.4	(1.0)	1.4
Total amortizable intangible assets	$2,870.6	$(854.7)	2,015.9	$2,870.6	$(782.7)	2,087.9

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,465.9			$2,537.9
Trading products (1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $24.0 million and $24.9 million for the quarters ended September 30, 2016 and 2015, respectively. Total amortization expense for intangible assets was $72.0 million and $74.8 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2016	$24.0
2017	95.5
2018	94.7
2019	94.7
2020	94.7
2021	94.7
Thereafter	1,517.6
5. Long-Term Investments
In September 2016, the company sold approximately 4.0 million shares of BM&FBOVESPA S.A. (BM&FBOVESPA) and recognized a net gain of $6.4 million within investment income on the consolidated statements of income. As of September 30, 2016, the company owned an approximate 4% interest in BM&FBOVESPA. At September 30, 2016, the fair value and cost basis of the remaining investment in BM&FBOVESPA was $351.1 million and $243.9 million, respectively.
6. Debt
In the first quarter of 2016, the company adopted the Financial Accounting Standards Board's (FASB) standards update on changes to the presentation of debt issuance costs. The update requires debt issuance costs related to a recognized debt liability to be presented as a deduction from the carrying value of the debt liability. Previously, debt issuance costs were recognized as deferred charges within other assets in the consolidated balance sheets. The standards update was applied on a retrospective basis, adjusting all prior periods presented, as if the new accounting methodology was in effect during those periods. At December 31, 2015, $12.1 million of debt issuance costs were reclassified in the consolidated balance sheet from other assets to long-term debt compared with what was previously reported. At September 30, 2016, $11.4 million of debt issuance costs were deducted from long-term debt. The change in accounting policy has been reflected in the table below.
Long-term debt consisted of the following at September 30, 2016 and December 31, 2015:

(in millions)	September 30, 2016	December 31, 2015
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$745.0	$744.4
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	744.0	743.4
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	741.7	741.5
Total long-term debt	$2,230.7	$2,229.3

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

Long-term debt maturities, at par value, were as follows at September 30, 2016:

(in millions)	Par Value
2017	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	2,250.0
7. Income Taxes
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
Net long-term deferred tax liabilities were $7.3 billion and $7.4 billion at September 30, 2016 and December 31, 2015. Net deferred tax liabilities are principally the result of purchase accounting for intangible assets in our various mergers, including CBOT Holdings, Inc. and NYMEX Holdings, Inc.
Valuation allowances of $15.3 million and $122.3 million have been provided on deferred tax assets at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, valuation allowances were related to certain domestic net operating losses, foreign net operating losses as well as built in capital losses for which we do not believe that we currently meet the more-likely-than-not-threshold for recognition. At September 30, 2016, the company released $106.3 million of valuation allowance on deferred tax assets relating to built-in losses on its investment in BM&FBOVESPA due to the implementation of a tax strategy to realize additional ordinary income tax losses on recent share sales and the remaining investment in BM&FBOVESPA.
8. Contingencies
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
At December 31, 2015, the company had accrued $3.5 million for legal and regulatory matters that were probable and estimable. No accrual was required for legal and regulatory matters that were probable and estimable as of September 30, 2016.
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

9. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2017. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME must maintain U.S. Treasury securities or irrevocable, standby letters of credit as collateral for this agreement. At September 30, 2016, CME was contingently liable to SGX on letters of credit totaling $760.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2016.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2016.
10. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2015	$(95.0)	$(36.6)	$59.6	$(8.8)	$(80.8)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	177.7	3.1	—	(5.6)	175.2
Amounts reclassified from accumulated other comprehensive income (loss)	(6.3)	2.4	(0.9)	—	(4.8)
Income tax benefit (expense)	(65.9)	(2.1)	0.3	1.0	(66.7)
Net current period other comprehensive income (loss)	105.5	3.4	(0.6)	(4.6)	103.7
Balance at September 30, 2016	$10.5	$(33.2)	$59.0	$(13.4)	$22.9

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2014	$(22.9)	$(31.3)	$62.6	$(2.2)	$6.2
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(91.0)	(0.3)	(4.7)	(10.0)	(106.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(3.4)	2.0	0.9	—	(0.5)
Income tax benefit (expense)	1.2	(0.6)	1.5	3.6	5.7
Net current period other comprehensive income (loss)	(93.2)	1.1	(2.3)	(6.4)	(100.8)
Balance at September 30, 2015	$(116.1)	$(30.2)	$60.3	$(8.6)	$(94.6)

11. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
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
Financial assets recorded in the consolidated balance sheet as of September 30, 2016 were classified in their entirety based on the lowest level of input that was significant to each asset's fair value measurement. There were no liabilities that were measured at fair value as of September 30, 2016. The following tables present financial instruments measured at fair value on a recurring basis:

	September 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$22.0	$—	$—	$22.0
Mutual funds	60.9	—	—	60.9
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	83.0	0.3	—	83.3
Performance bonds and guaranty fund contributions (1):
U.S. Treasury securities	4,199.5	—	—	4,199.5
U.S. government agencies securities	3,682.6	—	—	3,682.6
Equity investments	369.7	—	—	369.7
Total Assets at Fair Value	$8,334.8	$0.3	$—	$8,335.1
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet at September 30, 2016 include U.S. Treasury securities and U.S. government agency securities purchased with cash collateral.
There were no transfers of assets or liabilities between level 1, level 2 and level 3 during the first nine months of 2016. There were no level 3 assets valued at fair value on a recurring basis during the first nine months of 2016. The following is a reconciliation of level 3 liabilities valued at fair value on a recurring basis during the first nine months of 2016.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2015	$0.3
Realized and unrealized (gains) losses:
Included in other expenses	(0.3)
Fair value of liability at September 30, 2016	$—
In the first quarter of 2016, the company sold a datacenter and leased back a portion of the property. Under generally accepted accounting principles, the transaction has been recognized under the financing method instead of recognized as a sale-leaseback arrangement. As a result, the property and equipment legally sold will continue to be recognized on the consolidated balance sheets and was written down to a fair value of $130.0 million at March 31, 2016. In the second and third quarters of 2016, the company also recorded impairment charges totaling $5.5 million on one of its strategic investments. The fair value of the investment was estimated to be zero at September 30, 2016. Both assessments were based on qualitative indications of impairment and a quantitative analysis of undiscounted cash flows. The fair values of the datacenter and strategic investment are considered level 3 and nonrecurring. There were no other level 3 assets or liabilities valued at fair value on a nonrecurring basis during the first nine months of 2016.
The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. At September 30, 2016, the fair values were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	$798.8
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%	789.8
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	971.5
12. Earnings Per Share
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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Stock options	311	432	315	432
Restricted stock and performance shares	530	—	530	538
Total	841	432	845	970
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (in millions)	$472.8	$359.9	$1,160.7	$955.3
Weighted Average Number of Common Shares (in thousands):
Basic	337,592	336,323	337,299	336,015
Effect of stock options, restricted stock and performance shares	1,551	1,816	1,535	1,789
Diluted	339,143	338,139	338,834	337,804
Earnings per Common Share:
Basic	$1.40	$1.07	$3.44	$2.84
Diluted	1.39	1.06	3.43	2.83
13. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure, except the following:
In October 2016, the company sold approximately 24.0 million shares of BM&FBOVESPA and recognized a net gain of approximately $42.0 million within investment income on the consolidated statements of income during the fourth quarter. Following the sale, the company owned an approximate 2% interest in BM&FBOVESPA.

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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2016	2015	Change	2016	2015	Change
Total revenues	$841.7	$850.3	(1)%	$2,682.3	$2,513.0	7%
Total expenses	316.4	333.9	(5)	1,019.8	994.2	3
Operating margin	62.4%	60.7%		62.0%	60.4%
Non-operating income (expense)	$23.5	$—	n.m.	$30.9	$(30.5)	n.m.
Effective tax rate	13.8%	30.3%		31.5%	35.8%
Net income	$472.8	$359.9	31	$1,160.7	$955.3	21
Diluted earnings per common share	1.39	1.06	31	3.43	2.83	21
Cash flows from operating activities				1,205.6	1,141.2	6
n.m. not meaningful
Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
Clearing and transaction fees	$704.2	$715.0	(2)%	$2,267.9	$2,105.0	8%
Market data and information services	101.1	99.5	2	306.4	300.3	2
Access and communication fees	23.8	21.6	10	67.7	64.4	5
Other	12.6	14.2	(11)	40.3	43.3	(7)
Total Revenues	$841.7	$850.3	(1)	$2,682.3	$2,513.0	7

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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Total contract volume (in millions)	916.4	920.6	—%	2,915.2	2,689.1	8%
Clearing and transaction fees (in millions)	$687.2	$698.7	(2)	$2,222.9	$2,051.2	8
Average rate per contract	$0.750	$0.759	(1)	$0.763	$0.763	—
We estimate the following increases (decreases) in clearing and transaction fees based on changes in total contract volumes and changes in average rate per contract for futures and options during the third quarter and first nine months of 2016 when compared with the same periods in 2015.

(in millions)	Quarter Ended	Nine Months Ended
Increases (decreases) due to changes in total contract volume	$(3.1)	$172.4
Decreases due to changes in average rate per contract	(8.4)	(0.7)
Increases (decreases) in clearing and transaction fees	$(11.5)	$171.7
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

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2016	2015	Change	2016	2015	Change
Average Daily Volume by Product Line:
Interest rate	6,791	6,658	2%	7,255	6,930	5%
Equity	2,876	3,287	(12)	3,123	2,808	11
Foreign exchange	771	855	(10)	850	903	(6)
Agricultural commodity	1,156	1,266	(9)	1,364	1,287	6
Energy	2,294	1,965	17	2,381	1,949	22
Metal	431	353	22	451	351	29
Aggregate average daily volume	14,319	14,384	—	15,424	14,228	8
Average Daily Volume by Venue:
Electronic	12,672	12,620	—	13,562	12,444	9
Open outcry	982	1,111	(12)	1,156	1,168	(1)
Privately negotiated	665	653	2	706	616	15
Aggregate average daily volume	14,319	14,384	—	15,424	14,228	8
Electronic Volume as a Percentage of Total Volume	88%	88%		88%	87%
Overall contract volumes remained high in the first half of 2016 but tapered slightly in the third quarter of 2016 as overall market volatility declined slightly compared with previous quarters. We believe global market concerns, considerable uncertainty regarding the Federal Reserve's interest rate policy and the anticipation of the United Kingdom European Union membership referendum contributed to considerable volatility throughout early 2016, which generated overall volume growth in the first nine months of 2016. However, market volatility tapered slightly in the third quarter of 2016 from higher levels in early 2016 as uncertainty and global market concerns subsided.
Crude oil volumes continued to grow throughout the first nine months of 2016 as crude oil market volatility remained high throughout the year. The crude oil markets continued to show considerable uncertainty regarding the direction of future oil prices as global supplies continue to remain high.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2016	2015	Change	2016	2015	Change
Eurodollar futures and options:
Front 8 futures	1,665	1,544	8%	1,773	1,640	8%
Back 32 futures	620	692	(10)	647	760	(15)
Options	1,052	959	10	1,200	926	30
U.S. Treasury futures and options:
10-Year	1,539	1,548	(1)	1,664	1,701	(2)
5-Year	808	829	(3)	862	846	2
Treasury bond	326	362	(10)	342	377	(9)
2-Year	316	346	(9)	324	358	(10)
In the third quarter and first nine months of 2016 when compared with the same periods in 2015, overall interest rate contract volumes increased slightly due to growth in short-term interest rate contracts, including the Eurodollar Front 8 futures and Eurodollar options. We believe this resulted from volatility from the continued uncertainty around changes to the Federal Reserve's interest rate policy in the near-term. Longer-term interest rate contract volumes, including the Back 32 futures and the U.S. Treasury products, declined as participants became more focused on short-term interest rate uncertainty. In addition, electronic Eurodollar options volumes increased in the third quarter and first nine months of 2016 due to our continued investment in system enhancements and client education.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2016	2015	Change	2016	2015	Change
E-mini S&P 500 futures and options	2,347	2,593	(9)%	2,492	2,208	13%
E-mini NASDAQ 100 futures and options	236	315	(25)	281	274	3
Overall equity contract volume decreased in the third quarter of 2016 when compared with the same period in 2015 due to overall lower market volatility, as measured by the CBOE Volatility Index. Equity price volatility declined in the third quarter compared with previous quarters as interest rate uncertainty and global market concerns subsided. In the third quarter of 2015, we believe the deceleration of the Chinese economy resulted in periods of high volatility within equity markets, which also contributed to a decrease in volume in the third quarter of 2016 when compared with the same period in 2015. Contract volume increased in the first nine months of 2016 when compared with the same period of 2015 due to periods of higher market volatility throughout early 2016, which we believe were due to continued concern surrounding the Federal Reserve's interest rate policy, uncertainty surrounding the United Kingdom European Union membership referendum and declining global crude oil prices.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2016	2015	Change	2016	2015	Change
Euro	184	279	(34)%	225	319	(29)%
Japanese yen	140	162	(14)	159	159	—
British pound	114	101	13	122	112	9
Australian dollar	103	101	1	109	103	6
Canadian dollar	76	79	(4)	82	76	7

In the third quarter and first nine months of 2016 when compared with the same periods in 2015, overall foreign exchange contract volumes decreased largely due to declines in Euro contract volumes resulting from low volatility. We believe the lower volatility throughout 2016 resulted from a lack of global macroeconomic drivers affecting the Euro. Euro contract volumes were high throughout 2015 due to volatility caused by quantitative easing programs initiated by central banks throughout Europe in early 2015. Japanese yen contract volume decreased in the third quarter of 2016 due to uncertainty within the Japanese markets, which led market participants to seek safe haven currency alternatives.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2016	2015	Change	2016	2015	Change
Corn	374	448	(16)%	452	436	4%
Soybean	253	266	(5)	333	283	18
Wheat	173	174	—	196	190	3
In the third quarter of 2016 when compared with the same period in 2015, overall agricultural commodity contract volume decreased due to lower price volatility, which we believe resulted from improved weather conditions. Contract volume increased in the first nine months of 2016 when compared with the same period in 2015 due to higher price volatility in the first half of 2016, which we believe was caused by greater uncertainty related to weather conditions and crop production for the 2016 growing season.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2016	2015	Change	2016	2015	Change
WTI crude oil	1,248	1,001	25%	1,290	1,000	29%
Natural gas	509	414	23	521	450	16
Refined products	365	323	13	369	327	13
Brent crude oil	81	110	(27)	96	112	(14)
Overall energy contract volumes increased in the third quarter and first nine months of 2016 when compared with the same periods in 2015 largely due to increases in WTI crude oil trading, which we believe resulted from continued price volatility caused by excess global crude oil supplies. In 2016, the overall market shifted more focus on WTI crude oil instead of Brent crude oil because of the marketplace's increased weighting of WTI pricing as a global benchmark price for crude oil. Additionally, natural gas and refined products contract volumes increased largely due to higher price volatility caused by shifts in supply and demand in the underlying markets.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2016	2015	Change	2016	2015	Change
Gold	255	205	24%	270	202	34%
Copper	73	68	7	80	68	17
Silver	80	57	40	78	60	31
We believe the increases in metal contract volumes in the third quarter and first nine months of 2016 when compared with the same periods in 2015 were due to investors using gold and other precious metals as a safe haven investment alternative to the volatile equity markets in early 2016.
Average Rate per Contract
In the third quarter and first nine months of 2016 compared with the same periods in 2015, the average rate per contract remained relatively flat. The impacts from a rate increase in early 2016 were offset by higher volume-based incentives and discounts on our contracts as well as increases in trades executed by members, as a percentage of total trading volume.

Cleared-only Swap Contracts
Clearing and transaction fees as presented on the consolidated statements of income include revenues for our cleared-only interest rate swap and credit default swap contracts. In the third quarter of 2016 and 2015, clearing and transaction fees generated from these contracts were $17.0 million and $16.3 million, respectively. In the first nine months of 2016 and 2015, clearing and transaction fees generated from these contracts were $45.0 million and $53.8 million, respectively. The decrease in revenues in the first nine months of 2016 when compared with the same period in 2015 was largely attributable to a reduction in client activity after the first quarter of 2015, as we believe some customers chose alternative products and venues to manage risk.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% and one firm represented 10% of our clearing and transaction fees in the first nine months of 2016. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Beginning in 2016, the partial fee waivers that existed in 2015 ended, which contributed to an increase in market data and information services revenue in the first nine months of 2016 when compared with the same period in 2015. The increase was partially offset by some rationalization as customer firms transitioned into full-priced offerings, as well as reductions in overall screen counts at member banks.
The two largest resellers of our market data represented approximately 40% of our market data and information services revenue in the first nine months of 2016. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
Compensation and benefits	$130.6	$136.4	(4)%	$394.2	$419.2	(6)%
Communications	6.9	7.1	(2)	19.9	21.3	(6)
Technology support services	17.3	15.4	12	52.4	47.1	11
Professional fees and outside services	33.5	33.8	(1)	104.2	90.6	15
Amortization of purchased intangibles	24.0	24.9	(4)	72.0	74.8	(4)
Depreciation and amortization	31.2	32.4	(4)	95.5	97.5	(2)
Occupancy and building operations	19.6	23.1	(15)	65.3	69.4	(6)
Licensing and other fee agreements	31.5	33.1	(5)	103.3	92.5	12
Other	21.8	27.7	(21)	113.0	81.8	38
Total Expenses	$316.4	$333.9	(5)	$1,019.8	$994.2	3

Operating expenses decreased by $17.5 million in the third quarter of 2016 and increased by $25.6 million in the first nine months of 2016 when compared with the same periods in 2015. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended, September 30, 2016		Nine Months Ended, September 30, 2016
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Loss on datacenter and related legal fees	$—	—%	$28.6	3%
Professional fees and outside services	3.4	1	16.5	2
Licensing and other fee agreements	(1.6)	—	10.8	1
Foreign currency exchange rate fluctuation	(6.2)	(2)	10.4	1
Non-qualified deferred compensation plan	7.0	2	5.4	—
Rent expense	(3.4)	(1)	(4.3)	—
Bonus expense	(3.8)	(1)	(4.4)	—
Real estate taxes and fees	—	—	(10.0)	(1)
Reorganization costs	(13.6)	(4)	(19.8)	(2)
Other expenses, net	0.7	—	(7.6)	(1)
Total increase	$(17.5)	(5)%	$25.6	3%
Increases in operating expenses in the third quarter and first nine months of 2016 when compared with the same periods in 2015 were as follows:

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

•
Professional fees and outside services expense increased in the first nine months of 2016 largely due to an increase in legal efforts related to our business activities and product offerings as well as an increase in professional fees related to a greater reliance on consultants for security and systems enhancement work.

•
The increase in licensing and other fee sharing agreements expense in the first nine months of 2016 resulted from higher expense related to revenue sharing agreements for certain equity and energy contracts due to both higher volume and an increase in the license rates for certain equity and energy products.

•
In the first nine months of 2016, we recognized a net loss of $16.5 million due to an unfavorable change in exchange rates on foreign cash balances, compared with a net loss of $6.1 million in the first nine months of 2015. In the third quarter of 2016, we recognized a net loss of $1.0 million due to an unfavorable change in exchange rates on foreign cash balances, compared with a net loss of $7.2 million in the third quarter of 2015. Gains and losses from exchange rate fluctuations result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies.

•
Increases in our non-qualified deferred compensation liability, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to increases in operating expenses.

Decreases in operating expenses in the third quarter and first nine months of 2016 when compared with the same periods in 2015 were as follows:

•	Rent expense decreased largely due to a reduction in office and data center space during 2016.

•	Bonus expense decreased due to performance relative to our 2016 cash earnings target when compared with 2015 performance relative to our 2015 cash earnings target.

•	In the second quarter of 2015, we recognized additional real estate taxes and fees related to the transfer of the ownership of the NYMEX building.

•
Severance and other costs related to the reorganization announced in October 2014 and the reduction of our trading floors in mid-2015 were recognized in the first quarter of 2015, in addition to a reorganization in the third quarter of 2015. These factors resulted in decreases in compensation and benefits expenses in the third quarter and first nine months of 2016 when compared with the same periods in 2015.

Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change	2016	2015	Change
Investment income	$36.5	$2.5	n.m.	$71.3	$26.7	167%
Gains (losses) on derivative investments	—	—	—	—	(1.8)	n.m.
Interest and other borrowing costs	(31.1)	(28.3)	10	(91.9)	(88.5)	4
Equity in net earnings (losses) of unconsolidated subsidiaries	28.6	26.6	8	82.4	75.1	10
Other non-operating income (expense)	(10.5)	(0.8)	n.m.	(30.9)	(42.0)	(26)
Total Non-Operating	$23.5	$—	n.m.	$30.9	$(30.5)	n.m.
n.m. not meaningful
Investment income increased in the third quarter of 2016 and first nine months of 2016 when compared with the same periods in 2015. Investment income increased largely due to increases in the rate of interest earned from cash performance bond and guaranty fund contributions that are reinvested. Additionally, we recognized higher net gains (losses) on investments, including gains on sales of shares of BM&FBOVESPA S.A. (BM&FBOVESPA) and net gains (losses) on other business ventures, in the third quarter and first nine months of 2016 compared with the same periods in 2015. The increases in investment income were also attributable to increases in net gains on marketable securities related to our non-qualified deferred compensation plan. Gains and losses from securities in the non-qualified deferred compensation plan are offset by an equal amount of compensation and benefits expense. The increases in investment income were partially offset by decreases in dividend income.
The overall increases in interest and other borrowing costs in the third quarter and first nine months of 2016 when compared with the same periods in 2015 were due to increases in commitment fees on line of credit agreements and additional interest expense related to our finance lease obligation related to one of our datacenters. In the first nine months of 2016 when compared with the same period in 2015, the increase in interest and borrowing costs was offset by a decrease in interest and borrowing costs on our outstanding borrowings as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Weighted average borrowings outstanding (in millions)	$2,250.0	$2,250.0	$—	$2,250.0	$2,283.4	$(33.4)
Weighted average effective yield	3.71%	3.71%	—%	3.71%	3.83%	(0.12)%
Average cost of borrowings (1)	3.91	3.86	0.05	3.91	4.05	(0.14)

(1)
Average cost of borrowings includes interest, the effective portion of interest rate hedges, discount accretion and debt issuance costs. Commitment fees on line of credit agreements are not included in the average cost of borrowings.

In March 2015, we issued $750.0 million 3.0% notes due March 2025. In April 2015, we repurchased the $612.5 million 4.40% notes due March 2018. These transactions decreased weighted average borrowings outstanding, weighted average effective yield and average cost of borrowings for the first nine months of 2016 when compared with the same period in 2015.
Higher income generated from our S&P/Dow Jones Indices LLC business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries in the third quarter and first nine months of 2016 when compared with the same periods in 2015.
In April 2015, we repurchased the $612.5 million fixed rate notes due 2018 and paid a call premium of $60.5 million. As a result of the transaction, we recognized debt prepayment costs of $61.8 million in the second quarter of 2015, which included the call premium and was included in other non-operating income (expense). In the first quarter of 2015, we received a termination fee of $22.5 million, net of the portion paid to outside advisers, related to our proposed acquisition of GFI Group Inc. (GFI Group), which was classified as income within other non-operating income (expense). In the third quarter and first nine months of 2016 when compared with the same periods in 2015, we recognized higher expenses related to the distribution of interest earned on performance bond collateral reinvestment to the clearing firms. This expense is included in other non-operating income (expense).

Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2016	2015
Quarter ended September 30	13.8%	30.3%
Nine months ended September 30	31.5%	35.8%
The overall decreases in the effective tax rates in the third quarter and first nine months of 2016 when compared with the same periods in 2015 were due to implementation of strategies to realize additional income tax benefits from the investment in BM&FBOVESPA stock. In the third quarter of 2016, we also recognized a benefit related to the remeasurement of deferred tax liabilities resulting from our 2015 state income tax filings. The overall decrease in the effective tax rate in the first nine months of 2016 was partially offset by additional tax expense recognized from the remeasurement of tax positions resulting from a state and local income tax law change in the second quarter of 2016.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first nine months of 2016 when compared with the same period of 2015. The increase in net cash provided by operating activities was largely attributable to higher clearing and transaction fees resulting from an increase in volume. Net cash used in investing activities increased in the first nine months of 2016 when compared with the same period of 2015 due to lower proceeds received from our sales of BM&FBOVESPA shares in the first nine months of 2016 when compared with the same period in 2015. This increase was partially offset by a decrease in purchases of property and equipment in the first nine months of 2016 when compared with the same period in 2015. Cash used in financing activities was higher in the first nine months of 2016 when compared with the same period in 2015. The increase was attributable to higher cash dividends paid in the first nine months of 2016 when compared with the same period in 2015. The increase was partially offset by proceeds from a finance lease obligation related to the sale-leaseback of the datacenter in the first quarter of 2016.
Debt Instruments. The following table summarizes our debt outstanding at September 30, 2016:

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

(2)
In December 2014, we entered into a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 3.11%.

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

We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by CME Clearing. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At September 30, 2016, guaranty funds available to collateralize the facility totaled $6.4 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At September 30, 2016, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At September 30, 2016, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable standby letters of credit. At September 30, 2016, the letters of credit totaled $760.0 million.
The following table summarizes our credit ratings at September 30, 2016:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.4 billion and $1.7 billion at September 30, 2016 and December 31, 2015, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
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

See “Legal and Regulatory Matters” in Note 8. Contingencies to the Consolidated Financial Statements for updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference. Note 8. Contingencies includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31	—	$—	—	$—
August 1 to August 31	346	103.32	—	—
September 1 to September 30	152,820	108.98	—	—
Total	153,166	$108.97	—

(1)	Shares purchased consist of an aggregate of 153,166 shares of Class A common stock surrendered in the third quarter of 2016 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

10.1	Amendment No. 1 to Credit Agreement, dated as of August 12, 2016 among Chicago Mercantile Exchange Inc. and Bank of America, N.A., as Administrative Agent.

31.1	Section 302 Certification—Phupinder S. Gill

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: November 4, 2016	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance