Form 10-K
period 2016-12-31
CME GROUP INC.
filed 2017-02-27
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, was approximately $32.7 billion (based on the closing price per share of CME Group Inc. Class A common stock on the NASDAQ Global Select Market (NASDAQ) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 8, 2017 was as follows: 339,647,903 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the CME Group Inc.’s Proxy Statement for the 2017 Annual Meeting of Shareholders	Part III

CME GROUP INC.
ANNUAL REPORT ON FORM 10-K

PART I
Certain Terms
All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.
Unless otherwise indicated, references to CME Group Inc. (CME Group or the company) products include references to products listed on one of its regulated U.S. exchanges: Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and Commodity Exchange, Inc. (COMEX). Products listed on these exchanges are subject to the rules and regulations of the particular exchange and the applicable rulebook should be consulted. Unless otherwise indicated, references to NYMEX include its subsidiary, COMEX.
Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our website does not constitute a part of this Annual Report on Form 10-K.
Information about Contract Volume and Average Rate per Contract
All amounts regarding contract volume and average rate per contract exclude our interest rate swaps and credit default swaps unless otherwise noted.
Trademark Information
CME Group, the Globe logo, CME, Chicago Mercantile Exchange, Globex and E-mini are trademarks of Chicago Mercantile Exchange Inc.  CBOT, Chicago Board of Trade, KCBT and Kansas City Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc.  NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc.  COMEX is a trademark of Commodity Exchange, Inc.  Dow Jones, Dow Jones Industrial Average, S&P 500 and S&P are service and/or trademarks of Dow Jones Trademark Holdings LLC, Standard & Poor's Financial Services LLC and S&P/Dow Jones Indices LLC, as the case may be, and have been licensed for use by Chicago Mercantile Exchange Inc.  All other trademarks are the property of their respective owners.

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

•
changes in regulations, including the impact of any changes in laws or government policy with respect to our industry, such as any changes to regulations and policies that require increased financial and operational resources from us or our customers;

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
CME was founded in 1898 as a not-for-profit corporation. In 2000, CME demutualized and became a shareholder-owned corporation. As a consequence, we adopted a for-profit approach to our business, including strategic initiatives aimed at optimizing contract volume, efficiency and liquidity. In 2002, Chicago Mercantile Exchange Holdings Inc. (CME Holdings) completed its initial public offering of its Class A common stock, which is listed on the NASDAQ Global Select Market under the symbol “CME.” In 2007, CME Holdings merged with CBOT Holdings, Inc. and was renamed CME Group. In connection with the merger, we acquired the CBOT exchange. CBOT is a leading marketplace for trading agricultural and U.S. Treasury futures as well as options on futures. In 2008, we merged with NYMEX Holdings, Inc. and acquired NYMEX and COMEX. On NYMEX, customers primarily trade energy futures and options contracts, including contracts for crude oil, natural gas, heating oil and gasoline. On COMEX, customers trade metal futures and options contracts, including contracts for gold, silver and copper. We launched CME Clearing Europe in 2011. In 2012, we acquired The Board of Trade of Kansas City, Missouri, Inc. (KCBT) and its hard red winter wheat product line and effective December 2013, KCBT operations were transferred to CBOT. In April 2013, we purchased the non-controlling interest in CME Group Index Services from Dow Jones & Company (Dow Jones) resulting in an increase in our ownership to 27% of the S&P/Dow Jones Indices LLC (S&P/DJI) joint venture with S&P Global, Inc. (formerly known as McGraw-Hill), originally established in 2012. In 2013, CME Group began operating CME Ventures LLC (CME Ventures), which makes minority stake investments in early stage technology companies whose innovative products and services may impact CME Group’s business in the longer term. In 2013, we also began offering repository services and now offer global trade repository services in the United States, United Kingdom, Canada and Australia. In April 2014, we launched CME Europe Limited, our U.K. exchange.
Our business has historically been subject to the extensive regulation of the U.S. Commodity Futures Trading Commission (CFTC). As a result of our global operations, we are also subject to the rules and regulations of the local jurisdictions in which we conduct business, including the Bank of England, the Financial Conduct Authority (FCA) and the European Securities and Markets Authority (ESMA). Additionally, our U.S. clearing house has been designated as systemically important, which carries with it enhanced regulatory oversight of certain of our risk-management standards, clearing and settlement activities, including additional oversight by the Federal Reserve.
Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, and our telephone number is 312-930-1000.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
The company reports the results of its operations as one reporting segment primarily comprised of the CME, CBOT, NYMEX and COMEX exchanges. The remaining operations do not meet the thresholds for reporting separate segment information. Financial information about our reporting segment is hereby incorporated by reference to "Item 6. Selected Financial Data" on page 27 and "Item 8. Financial Statements and Supplementary Data" on page 52.
NARRATIVE DESCRIPTION OF BUSINESS
CME Group is where the world comes to manage risk. Through its exchanges, CME Group offers the widest range of global benchmark products across all major asset classes, including futures and options based on interest rates, equity indexes, foreign exchange, energy, agricultural products and metals. CME Group provides electronic trading globally on its CME Globex platform. The company also offers clearing and settlement services across asset classes for exchange-traded and over-the-counter derivatives through its clearinghouses CME Clearing and CME Clearing Europe. CME Group's products and services are designed to provide businesses around the world with the means to effectively manage risk.We also provide hosting, connectivity and customer support for electronic trading through our co-location services. Our CME Direct platform offers side-by-side trading of exchange-listed and privately negotiated markets. We provide clearing and settlement services for exchange-traded contracts, as well as for cleared swaps, and provide regulatory reporting solutions for market participants through our global repository services in the United States, United Kingdom, Canada and Australia. Finally, we offer a wide range of market data services — including live quotes, delayed quotes, market reports and a comprehensive historical data service.
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

Product Line	2016	2015	2014
Interest rate	32%	31%	33%
Equity	18	19	19
Foreign exchange	6	7	6
Agricultural commodity	15	15	15
Energy	23	23	21
Metal	6	5	6
We believe that the breadth and diversity of our product lines and the variety of their underlying contracts is beneficial to our overall performance. Our asset classes contain products designed to address differing risk management needs, and customers are able to achieve operational and capital efficiencies by accessing our diverse products through our platforms and our clearing houses.
Our products are traded primarily through CME Globex and other electronic trading platforms, by open outcry auction market in Chicago, and through privately negotiated transactions that we clear. The estimated percentage of clearing and transaction fees revenue contributed by each trading venue is as follows:

Trading Venue	2016	2015	2014
Electronic	82%	81%	80%
Open outcry(1)	5	6	6
Privately negotiated(2)	13	13	14
(1) In July 2015, we closed most of the futures pits in Chicago and New York. On December 31, 2016, we closed the remaining open outcry pits in New York. Most open outcry options markets remain open in Chicago.
(2) Privately negotiated average daily volume includes both traditional block trades, off-exchange trades which were historically categorized as CME ClearPort (now executed as futures block trades), and Exchange for Related Positions (EFRP).
In addition, our cleared-only CME interest rate swap and CME credit default swap contracts contributed approximately 2% of total revenue in each of the last three years.
Our products generate valuable information regarding prices and trading activity. Customers pay a subscription fee for real-time market data and have the choice of receiving their market data either directly from us or through a variety of third party quote vendors and data providers. We also offer customers detailed historical market data for use in their development and analysis of various trading strategies. The estimated contributions of our market data and information services products, excluding our index market data offerings, based on percentage of total revenue, were 11% in 2016, 12% in 2015 and 11% in 2014.
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
Our integrated clearing function is designed to ensure the safety and soundness of our markets by serving as the counterparty to every trade, becoming the buyer to each seller and the seller to each buyer, and limiting counterparty credit risk. The clearing house is responsible for settling trading accounts, clearing trades, collecting and maintaining performance bond funds, regulating delivery and reporting trading data. CME Clearing marks open positions to market at least twice a day, and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market daily, with the capacity to mark-to-market more frequently as market conditions warrant. The CME ClearPort front-end system provides access to our flexible clearing services for block transactions and swaps. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” beginning on page 47 and “Item 1A. Risk Factors,” beginning on page 14, for more information on our financial safeguards package and the associated credit risks related to our clearing services.
Superior Trading Technology and Distribution — We strive to provide the most flexible and scalable platforms to support the operational and capacity needs of the business along with the delivery of innovative technology solutions to the marketplace. Our CME Globex electronic platform is the trading engine for our central limit order book markets, and is available on a global basis nearly 24 hours a day throughout the trading week. The CME Globex platform is accessible through a wide variety of vendor provided and custom built trading systems that benefit from our open application programming interface approach. For privately negotiated markets, we offer brokers and customers the CME Direct platform for arranging, executing, recording and risk-managing trades. CME Direct includes CME One for mobile access, CME Messenger for instant-message capabilities and CME Straight-Through Processing. CME Straight-Through Processing enables direct connectivity for trade information directly with customer order management and risk management systems and is designed to reduce errors and improve efficiency. In 2016, 88% of our contract volume was conducted electronically.
Together, our platforms offer:

•	certainty of execution;

•	vast capabilities to facilitate complex and demanding trading;

•	direct market access;

•	fairness, price transparency and anonymity;

•	convenience and efficiency; and

•	global distribution, including connectivity through high-speed international telecommunications hubs in key financial centers or order routing to our global partner exchanges.
We also offer co-location services at a data center facility, which houses our trading match engines for all products traded on the CME Globex electronic trading platform. The service provides the lowest latency connection for our customers. The offering is made available to all customers on equal terms. We derived 2% of our revenues from our co-location business in each of the last three years.
Our Strategic Initiatives
The following is a description of our strategic initiatives:
Leading Core Business Innovation and Expanded Product Offerings — We continue to focus on cross-selling our products, expanding the strength of our existing benchmark products, launching new products and services and deepening open interest in our core futures and options on futures offerings. During this decade, our key product launches included Ultra-Long Bond Treasury futures and options and most recently the Ultra 10 Year Treasury futures, weekly options for Treasuries, the S&P 500 and various FX products, numerous Eurodollar mid-curve options, weekly and short-dated agricultural options, end of month equity options, Wednesday weekly options, deliverable interest rate swap futures, interest rate swaptions, new base metal products, S&P Dividend futures, E-mini Russell 1000 futures, and CME Bloomberg Spot Dollar Spot Index futures. During 2016, we experienced multiple volume records across our core product portfolio, including record average daily volume in options, electronic options, and overall annual volume. During the year, we also achieved five of the top ten daily volume totals in our history. We remain focused on expanding our sales and marketing capabilities and tools to broaden customer participation and to simplify and enrich the customer experience resulting in increased trading and a reduction in their regulatory burdens. Additionally, through CME Ventures, we have made minority investments in emerging technology companies whose innovative products or services could, in the long term, have an impact on CME Group's key business drivers and the broader financial services ecosystem.
Globalizing our Company and our Business — We continue to expand and diversify our customer base worldwide and offer customers around the world the most broadly diversified portfolio of benchmark products. We have expanded our international product suite with the launch of a number of regionally specific products, including European wheat and aluminum futures, which help us appeal to risk management needs unique to a particular geography. We believe we have significant opportunity to expand the participation of our non-U.S. customer base in our markets. We are focused on core growth in global markets because we believe that Asia, Latin America, and other emerging markets will experience superior growth and development of their financial markets as they catch up to the more mature North American and European markets. In addition, we continue to expand our presence in major global financial centers, grow our business outside the United States and penetrate emerging markets, such as China, India, Brazil and Mexico. In 2016, approximately 24% of our electronic volume was transactions customers reported to us as from outside the United States and 50% of our market data revenue is derived from outside the United States.
In order to accelerate our long-term integration in the global economy, CME Group has built out its international infrastructure and strategic relationships. In recent years, we have expanded our ability to support physical delivery of locally relevant products in both Europe and Asia.
Expanding our Customer Base and Enhancing Customer Participation in our Markets — We continue to grow our business by targeting cross asset sales across client segments, driving international sales and generating new client participation across all regions. We have a long history of providing customer value and responsiveness and believe our products and services make us well positioned to help our customers adapt and comply with new regulations, while enabling them to efficiently manage their risks. We have a broad distribution network comprised of a combination of internal and external channels and front-end capabilities. With changing regulatory capital requirements for many of our customers and the need for greater efficiencies, we have added tools to enable customers to build and manage trading and clearing positions in our markets in an efficient manner.
Our customer-centric approach to sales and distribution has resulted in greater customer participation over the past several years, including a gradual increase in the number of firms holding large exposures in futures since the OTC clearing mandates began in 2013.
With the ongoing implementation of regulatory reform in the United States and in Europe, we expect capital efficiencies and centralized clearing to continue to be important for our global client base.
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
CME Group continues to introduce tools and services to assist customers with portfolio margining. As of December 31, 2016, 40 unique marketplace participants utilized CME Group’s portfolio margining services. In the past three years, we have introduced compression via coupon blending as well as CME CORE, an interactive margin calculator that enables clients to optimize their capital by providing insights on margin requirements prior to trading. As of December 31, 2016, notional value outstanding was $15.1 trillion. During 2016, CME Clearing partnered with clearing member firms to increase usage of compression services, which reduces notional value outstanding and therefore facilitates more efficient use of capital. In the past five years, we introduced multilateral compression for our cleared swap customers through a partnership with TriOptima, a NEX Group business, and we have added trade reporting services in the United States, Europe, Canada and Australia.
During 2016, we cleared swap transactions with a notional value of more than $29.1 trillion.
Establishing Ourselves as the Leading Exchange Company Provider of Information Products and Index Services and Enhancing our Intellectual Property Portfolio — We offer a variety of market data services for the futures, equities and the cleared swaps markets. Our joint venture with S&P Global, Inc. combines the world class capabilities of S&P Indices and Dow Jones Indices. As part of the joint venture, we acquired a long-term, ownership-linked, exclusive license to list futures and options on futures based on the S&P 500 Index and certain other S&P indices. In the third quarter of 2017, we plan to launch the E-mini Russell 2000 futures. We also continue to expand our existing intellectual property portfolio for our technology, products and services offerings.
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
We offer equity index futures and options on key benchmarks, including S&P, NASDAQ, Dow Jones, Nikkei and the FTSE Russell indexes. These products are listed by us subject to license agreements with the applicable owners of the indexes, some of which are exclusive. In connection with our joint venture with S&P Global, Inc., we entered into a new license agreement (S&P License Agreement), which superseded our prior licensing arrangements and was assigned to the joint venture. CME’s license for the S&P 500 Index will be exclusive for futures and options on futures until one year prior to the termination of the S&P License Agreement, and non-exclusive for the last year. The license for the other S&P stock indexes is generally exclusive for futures and options on futures. The term of the S&P License Agreement will continue until the later of (i) December 31, 2017 or (ii) the date that is one year after the date that CME Group ceases to own at least five percent (accounting for dilution) of the outstanding joint venture interests. Upon the occurrence of certain events, including certain terminations of the joint venture, the term may be extended up to an additional ten years. CBOT has an exclusive license agreement (Dow Jones License Agreement) with CME Group Index Services LLC (CME Indexes) for certain Dow Jones indexes, which has also been assigned to the joint venture. The initial term of the agreement is through June 30, 2026. Following the initial term, the Dow Jones License Agreement shall automatically renew for renewal terms of five years thereafter so long as there is open interest in any of CBOT’s or its affiliates’ products based on one or more of the Dow Jones licensed indexes. In the event there is no open interest in any such products, then CME Indexes has the ability to terminate the agreement. We also have an exclusive license agreement for certain NASDAQ indexes through 2019. Copies of our S&P, Dow Jones and NASDAQ license arrangements have been filed as material contracts. We pay the applicable third party per trade fees based on contract volume under the terms of these licensing agreements.
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
Working Capital
We generally meet our funding requirements with internally generated funds supplemented from time to time with public debt and commercial paper offerings. For more information on our working capital needs, see “Management's Discussion and Analysis of Operations and Financial Condition—Liquidity and Capital Resources,” beginning on page 44, which section is incorporated herein by reference.
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
U.S. trading rights and privileges are exchange-specific. Open outcry trading is conducted exclusively by our members. Membership on one of our U.S. futures exchanges also enables a customer to trade specific products at reduced rates and lower fees. Under the terms of the organizational documents of our U.S. exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. In 2016, 82% of our contract volume was conducted by our members.
The majority of clearing and transaction fees received from clearing firms represents charges for trades executed and cleared on behalf of their customers. One firm represented 13% and another firm represented 11% of our clearing and transaction fees revenue for 2016. In the event a clearing firm were to withdraw, our experience indicates that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange.
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
We compete in a large financial services trading, clearing and settlement marketplace globally. Our competitors include, among other entities, exchanges such as Intercontinental Exchange, Inc. (ICE), the Hong Kong Exchanges and Clearing Limited, and Deutsche Börse AG. Competition in our industry continues to be dynamic and recent developments and alliances may result in a growing number of well-capitalized trading service providers that compete with all or a portion of our business. For example, the development of swap execution facilities and the mandated trading and/or clearing requirement for certain cleared swaps and privately negotiated products may lead to the creation of platforms that promote competitive substitutes for our exchange-traded and privately negotiated products.
Additionally, we face competition from substitute offerings. These substitutes can take the form of swaps contracts identical or similar to our listed futures contracts, or risk-similar products on spot and cash markets, securities and securities options exchanges, exchange traded funds and other instruments, and other venues and mechanisms that can serve to offset economic risks.
Competition in our Transaction Processing Business
In addition, we face a number of competitors in our transaction processing and other business services. In the past few years, there has been increased competition in the provision of clearing services and we expect competition to continue to increase in connection with compliance with Dodd-Frank, Basel III and other various laws and regulations.
Our competitors in the clearing services space include, among others, companies such as ICE, LCH.Clearnet Ltd., the Options Clearing Corporation, Depository Trust & Clearing Corporation and Deutsche Börse AG. In light of the implementation of regulatory requirements and other reforms of the financial services industry, we believe that other exchanges and infrastructure providers also may undertake to provide clearing services.
We believe competition in transaction processing and business services is based on, among other things, the value of providing customers with capital and margin efficiencies; quality and reliability of the services; creditworthiness of the clearing house; timely delivery of the services; reputation; offering breadth; confidentiality of positions and information security protective measures and the fees charged for the services provided.
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
Regulation in the United States
Our operation of U.S. futures exchanges and our clearing houses is subject to extensive regulation by the CFTC that requires that our regulated subsidiaries satisfy the requirements of certain core principles relating to the operation and oversight of our markets and our clearing houses. CME Clearing Europe registered with the CFTC as a derivatives clearing organization in November 2016. The CFTC carries out the regulation of the futures and swaps markets and clearing houses in accordance with the provisions of the Commodity Exchange Act as amended by, among others, the Commodity Futures Modernization Act and Dodd-Frank. The CFTC is subject to reauthorization every five years. Following the enactment of Dodd-Frank, the CFTC has moved from a principles-based to a more prescriptive regulatory approach over most aspects of our trading and clearing operations.
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
In November 2016, the United States held elections which resulted in the Republican presidential candidate, Donald Trump, being elected as the 45th President of the United States and the Republican Party maintaining control of both houses of the U.S. Congress. At this time, we cannot predict the effect the result of the election will have on current or pending U.S. regulations relating to the financial services industry.
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
Regulation in the United Kingdom and the European Union
In the United Kingdom our operations are subject to multiple regulators: the Bank of England; the FCA, and ESMA. CME Clearing (our U.S. clearing house) is subject to certain conditions and reporting obligations as a result of its recognition by ESMA. In the European Union, we also are subject to several supervisory authorities for financial services, including ESMA. Multiple directives and regulations such as MiFID II and changes to the Markets in Financial Instruments Regulation (MiFIR); the Capital Requirements Regulations IV and the Market Abuse Directive, have been proposed and, in certain circumstances implemented, with provisions similar to those contained in Dodd-Frank.
In June 2016, the United Kingdom held a referendum in which U.K. voters voted in favor of withdrawal from the European Union (Brexit). The ultimate impact of Brexit on the relevant law and scope of regulation applicable to our U.K. operations is unclear and is contingent upon the terms of withdrawal and the ongoing relationship between the United Kingdom and the European Union.
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

•
Rules respecting capital charges under Basel III with respect to clearing members of central counterparties. There is a risk that these new standards may impose overly burdensome capital requirements on our clearing members and customers. Additional risks could arise through inconsistent adoption of the Basel III capital charges globally, potentially leading to disparate impacts on our customers.

•	The potential impact of the E.U. equivalence and recognition regime on non-European Union clearinghouses and exchanges with customers based in Europe.

•	The potential for further regulation stemming from industry performance disruptions and residual concerns around electronic trading activity and, in particular, "high frequency trading."

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

Employees
As of December 31, 2016, we had approximately 2,700 employees. We consider relations with our employees to be good.
Executive Officers
The following are CME Group's executive officers. Ages are as of February 10, 2017.
Terrence A. Duffy, 58. Mr. Duffy has served as our Chairman and Chief Executive Officer since November 2016. Mr. Duffy previously served as our Executive Chairman and President since 2012 and as Executive Chairman from 2006. Mr. Duffy has been a member of our board of directors since 1995. He also served as President of TDA Trading, Inc. from 1981 to 2002 and has been a member of our CME exchange since 1981.
Kathleen M. Cronin, 53. Ms. Cronin has served as our Senior Managing Director, General Counsel and Corporate Secretary since 2003. Previously, she served as Corporate Secretary and Acting General Counsel from 2002 through 2003. Prior to joining us, Ms. Cronin was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom LLP from 1989 through 1995 and from 1997 through 2002. Ms. Cronin also serves as a director of Kemper Corporation.
Sunil Cutinho, 45. Mr. Cutinho has served as President of CME Clearing since September 2014. He joined CME Group in 2002 and since then has held various positions of increasing responsibility within the organization and, most recently served as Managing Director, Deputy Head of CME Clearing from April 2014 through September 2014.
Bryan T. Durkin, 56. Mr. Durkin has served as President since November 2016. Mr. Durkin previously served as Senior Managing Director, Chief Commercial Officer since 2014 and as our Chief Operating Officer since 2007, and also held the title of Managing Director, Products and Services from 2010 to July 2012. Mr. Durkin joined us in connection with the CBOT merger and he previously held a variety of leadership roles with CBOT from 1982 to 2007, most recently as Executive Vice President and Chief Operating Officer. Mr. Durkin also serves as our representative on the board of Bursa Malaysia Derivatives Berhad.
Julie Holzrichter, 48. Ms. Holzrichter has served as our Senior Managing Director, Chief Operating Officer since September 2014. She previously served as our Senior Managing Director, Global Operations from 2007. Ms. Holzrichter rejoined us in

2006 as our Managing Director, CME Globex Services and Technology Integration. Ms. Holzrichter previously held positions of increasing responsibility in our organization from 1986 to 2003 in trading operations.
Kevin Kometer, 52. Mr. Kometer has served as Senior Managing Director and Chief Information Officer since 2008. He previously served as Managing Director and Deputy Chief Information Officer from 2007 to 2008. Since joining the company most recently in 1998, he has held senior leadership positions in the Technology Division, including Managing Director, Trading Execution Systems and Director, Advanced Technology. Mr. Kometer was also with the company from 1994 to 1996.
Hilda Harris Piell, 49. Ms. Piell has served as Senior Managing Director and Chief Human Resources Officer since 2007. Previously she served as Managing Director and Senior Associate General Counsel, as Director and Associate General Counsel and as Associate Director and Assistant General Counsel since joining us in 2000.
John W. Pietrowicz, 52. Mr. Pietrowicz has served as our Chief Financial Officer since December 2014. Previously, Mr. Pietrowicz served as our Senior Managing Director, Business Development and Corporate Finance since 2010. Mr. Pietrowicz joined us in 2003 and since then has held various positions of increasing responsibility, including Managing Director and Deputy Chief Financial Officer from 2009 to 2010 and Managing Director, Corporate Finance and Treasury from 2006 to 2009. In connection with our investments, Mr. Pietrowicz also serves as a director of Bolsa Mexicana de Valores, S.A.B. de C.V. and of S&P/Dow Jones Indices LLC.
Derek Sammann, 49. Mr. Sammann has served as our Senior Managing Director, Commodities and Options Products since September 2014. He previously served as our Senior Managing Director, Financial Products and Services since 2009 and Global Head of Foreign Exchange Products since joining us in 2006. Prior to joining us, Mr. Sammann served as Managing Director, Global Head of FX Options and Structured Products at Calyon Corporate and Investment Bank in London from 1997 to 2006.
Kimberly S. Taylor, 55. Ms. Taylor has served as President, Clearing and Post-Trade Services since December 2016. She previously served as our President, Global Operations, Technology & Risk since September 2014, as President, CME Clearing since 2004, and as Managing Director, Risk Management in the Clearing House Division from 1998 to 2003. Ms. Taylor has held a variety of positions in the clearing house, including Vice President and Senior Director. She joined us in 1989.
Jack Tobin, 53. Mr. Tobin has served as our Chief Accounting Officer since February 2015. Mr. Tobin most recently served as our Managing Director, Corporate Finance since 2007. Prior to our merger with CBOT Holdings, Mr. Tobin served as the Director, Corporate Finance for CBOT Holdings, Inc. and CBOT from 2002 to 2007. Prior to joining CBOT, Mr. Tobin served as a principal consultant with PricewaterhouseCoopers from 1997 to 2002. Mr. Tobin is a registered certified public accountant.
Sean Tully, 53. Mr. Tully has served as Senior Managing Director, Financial and OTC Products of CME Group since September 2014. He previously served as Senior Managing Director, Interest Rates and OTC Products since February 2014. Previously, he served as Managing Director, Interest Rate and OTC Products since October 2013 and as our Managing Director, Interest Products since joining us in 2011. Before joining the company, Mr. Tully most recently served as Managing Director, Global Head of Fixed Income Trading at WestLB in London.
Julie Winkler, 42. Ms. Winkler has served as our Chief Commercial Officer since December 2016. She previously served as Senior Managing Director, Research and Product Development and Index Services of CME Group since 2014 and as Managing Director, Research and Product Development since 2007. Prior to our merger with CBOT Holdings, Ms. Winkler held positions of increasing responsibility for CBOT Holdings since 1996. Ms. Winkler also serves as a director of S&P/Dow Jones Indices LLC.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
We track trading volume based on the country of origin of the transaction as disclosed to us by the customer. During 2016, 2015 and 2014, we estimate that approximately 24% of our electronic trading volume was reported to us as originating from outside the United States.
AVAILABLE INFORMATION
Our website is www.cmegroup.com. Information made available on our website does not constitute part of this document. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (SEC). Our corporate governance materials, including our Corporate Governance Principles, Director Conflict of Interest Policy, Board of Directors Code of Ethics, Categorical Independence Standards, Employee Code of Conduct and the charters for all the standing committees of our board, also may be found on our website. Copies of these materials also are available to shareholders free of charge upon written request to Shareholder Relations, Attention Ms. Beth Hausoul, CME Group Inc., 20 South Wacker Drive, Chicago, Illinois 60606.

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
Due to the global financial crisis that began in 2008, the United States and numerous other governments have undertaken reviews of the legal framework governing financial markets and have either passed new laws and regulations, or are in the process of debating or enacting new laws and regulations that will impact our business. Moreover, in the aftermath of the 2016 U.S. Presidential election, the U.S. government has indicated a goal of reforming many aspects of existing financial services regulation. While certain of these changes may have a positive impact on our business, some of these changes could adversely affect our business, including areas of regulatory focus discussed under "Item 1 – Business – Regulatory Matters" beginning on page 11. Compliance with regulations may require us and our customers to dedicate significant financial and operational resources that could result in some participants leaving our markets or decreasing their trading activity, which would negatively affect our profitability. We have incurred and expect to continue to incur significant additional costs to comply with the extensive regulations that apply to our business. To the extent the regulatory environment is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.
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
The industry in which we operate is highly competitive and we expect competition to continue to intensify, especially in light of the implementation of Dodd-Frank and other reforms of the financial services industry. We believe portions of Dodd-Frank and the corresponding regulations with respect to mandatory clearing and organized trading provide opportunities for our business. However, other reforms could negatively impact our business and our ability to compete effectively. We encounter competition in all aspects of our business, including from entities having substantially greater capital and resources, offering a wide range of products and services and in some cases operating under a different and possibly less stringent regulatory regime. We face competition from other futures, securities and securities option exchanges; over-the-counter markets; clearing organizations; consortia formed by our members and large industry participants; swap execution facilities; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers, and others. Many of our competitors and potential competitors have greater financial, marketing, technological and personnel resources than we do.
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
The success of our business depends, in part, on our ability to maintain and increase our contract volume. To do so, we must maintain and expand our product offerings, our customer base and our trade execution and clearing facilities. Our success also depends on our ability to offer competitive prices and services in an increasingly price-sensitive business. For example, in recent years, some of our competitors have engaged in aggressive pricing strategies, such as lowering the fees that they charge for taking liquidity and increasing liquidity payments or rebates. We cannot provide assurances that we will be able to continue to expand our product lines, that we will be able to retain our current customers or attract new customers or that we will not be required to modify our pricing structure to compete effectively. Changes in our pricing structure may result in a decrease in our profit margin. We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% and another firm represented 11% of our clearing and transaction fees revenue for 2016. Should a clearing firm withdraw, our experience indicates that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. However, there is the possibility we would lose a portion of the customer business. Additionally, from time to time, certain customers may represent a significant portion of the open interest in our individual product lines or contracts. If we fail to maintain our contract volume; expand our product offerings or execution facilities; or lose a substantial number of our current customers, or a subset of customers representing a significant percentage of contract volume in a particular product line; or are unable to attract new customers, our business and revenues will be adversely affected. Furthermore, declines in contract volume due to loss of customers may negatively impact market liquidity, which could lead to further loss of contract volume.
Our role in the global marketplace places us at greater risk than other public companies for a cyber-attack and other cyber security risks. Our technology, our people and those of our third party service providers may be vulnerable to cyber security threats, which could result in wrongful use of our information or cause interruptions in our operations that cause us to lose customers and contract volume, and result in substantial liabilities. We also could be required to incur significant expense to protect our systems and/or investigate any alleged attack.
We regard the secure transmission of confidential information and the ability to continuously transact and clear on our electronic trading platforms as critical elements of our operations. Our technology, our people and those of our third party service providers and our customers may be vulnerable to targeted attacks, unauthorized access, fraud, computer viruses, denial of service attacks, terrorism, firewall or encryption failures and other security problems. Criminal groups, political activist groups and nation-state actors have targeted the financial services industry and our role in the global marketplace places us at greater risk than other public companies for a cyber-attack and other information security threats. We experience cyber-attacks of varying degrees on a regular basis. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our technology systems and data, or our customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the services we provide that could potentially have an adverse effect on our business, while resulting in regulatory penalties or the imposition of burdensome obligations by regulators. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
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
As part of our global information security program, we employ resources to monitor and protect our technology infrastructure and employees against such cyber-attacks and the potential misappropriation of our intellectual property assets. However, these measures may prove insufficient depending upon the attack or threat posed, which could result in system failures and delays, loss of customers and lower contract volume, and negatively affect our competitive advantage and result in substantial costs and liabilities.
As a financial services provider, we are subject to significant litigation risk and potential commodity and securities law liability.
Many aspects of our business involve substantial litigation risks. While we generally are protected by our rules limiting liability for system failures and certain forms of negligence and by statutory limits on the ability to bring private causes of actions in cases where we have not acted in bad faith, we could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated and/or direct actions brought by the SEC and the CFTC. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction, that we provided materially false or misleading statements in connection with a transaction or that we failed to effectively fulfill our regulatory oversight responsibilities. We may be subject to disputes regarding the quality of trade execution, the settlement of trades or other matters relating to our services. We may become subject to these claims as a result of failures or malfunctions of our systems and services we provide. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us could have a material adverse effect on our business and our reputation. To the extent we are found to have failed to fulfill our regulatory obligations, we could could lose our authorizations or licenses or become subject to conditions that could make future operations more costly and impairing our profitability.
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
Our clearing houses seek to offer customers, intermediaries and clearing firms universal access in order to maximize the efficient use of capital, exercise appropriate oversight of value at risk and maintain operating leverage from clearing activities. Our strategic business plan is to operate an efficient and transparent vertically integrated transaction execution, clearing and settlement business for our futures and options on futures business. Some of our clearing firms have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as part of for-profit enterprises. Some of these firms, along with certain industry associations, have sought, and may seek in the future, legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions of futures or options on futures from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. If these legislative or regulatory changes are adopted, our revenues and profits could be adversely affected.
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
RISKS RELATING TO OUR BUSINESS
Damage to our reputation could damage our business.

Maintaining our reputation is critical to attracting and retaining customers and investors and for maintaining our relationships with our regulators.  Negative publicity regarding our company or actual, alleged or perceived issues regarding our products or services could give rise to reputational risk which could significantly harm our business prospects.  These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including risks from trading disputes, system failures or intrusions, failures to meet our regulatory obligations, third party suppliers, misconduct and ineffective risk management.
The success of our markets depends on our ability to complete development of, successfully implement and maintain the electronic trading systems that have the functionality, performance, reliability and speed required by our customers.
The success of our business depends in large part on our ability to create interactive electronic marketplaces, in a wide range of derivatives products, that have the required functionality, performance, capacity, reliability and speed to attract and retain customers. In 2016, 88% of our overall volume was generated through electronic trading on our CME Globex electronic platform.
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
We are heavily dependent on the capacity, reliability and security of the computer and communications systems and software supporting our operations. We receive and/or process a large portion of our trade orders through electronic means, such as through public and private communications networks. Our systems, or those of our third party providers, may fail or be shut down or, due to capacity constraints, may operate slowly, causing one or more of the following to occur:

•	unanticipated disruptions in service to our customers;

•	slower response times and delays in our customers' trade execution and processing;

•	failed settlement of trades;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses;

•	security breaches;

•	litigation or other customer claims;

•	loss of customers; and

•	regulatory sanctions.
We cannot assure you that we will not experience systems failures from power or telecommunications failure, acts of God, war or terrorism, human error on our part or on the part of our vendors, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, cyber-attacks, acts of vandalism or similar occurrences. If any of our systems do not operate properly, are compromised or are disabled, including as a result of system failure, employee or customer error or misuse of our systems, we could suffer financial loss, liability to customers, regulatory intervention or reputational damage that could affect demand by current and potential users of our market.
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
We will need to continue to upgrade, expand and increase the capacity of our systems as our business grows and as we execute our business strategy. Although many of our systems are designed to accommodate additional volume and products and services without redesign or replacement, we will need to continue to make significant investments in additional hardware and software to accommodate the increases in volume of transactions and order transaction traffic and to provide processing services to third parties. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses would be adversely affected.
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
We are significantly dependent on the contract volume of products which are based on intellectual property rights of indexes derived from third party price reporting agencies. To comply with CFTC core principles, we must be able to demonstrate that our products may not be readily subject to manipulation. Our inability to offer products based on these indexes could have a negative impact on our contract volume and revenues.
Our market data revenues may be reduced by decreased demand, poor overall economic conditions or a significant change in how market participants trade and use market data.
We sell our market data to individuals, trading institutions and other organizations that use our information services to participate in our markets and/or monitor general economic conditions. Revenues from our market data and information services represented 11% and 12% of our total revenues during the years ended December 31, 2016 and 2015, respectively. A decrease in overall contract volume may lead to a decreased demand for our market data. For example, in both 2016 and 2015, we experienced a decrease in the average number of market data devices due to continued economic uncertainty, continued high unemployment levels in the financial services sector and aggressive cost cutting initiatives at customer firms and the continued impact of legacy incentive programs tied to trading terminals.
We may have difficulty executing our growth strategy and maintaining our growth effectively.
We continue to focus on strategic initiatives to grow our business, including our efforts to serve the over-the-counter markets and to distribute our products and services on a global basis. There is no guarantee that our efforts will be successful. Continued growth will require additional investment in personnel, facilities, information technology infrastructure and financial and management systems and controls and may place a significant strain on our management and resources. For example, if we encounter limited resources, we may be required to increase our expenses to obtain the necessary resources, defer existing initiatives or not pursue certain opportunities. We may not be successful in implementing all of the processes that are necessary to support our growth organically or, as described below, through acquisitions, other investments or strategic alliances. Our growth strategy also may subject us to increased legal, compliance and regulatory obligations. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with our growth, our future profitability could be adversely affected, and we may have to incur significant expenditures to address the additional operational and control requirements as a result of our growth.
We intend to continue to explore acquisitions, other investments and strategic alliances. We may not be successful in identifying opportunities or in integrating the acquired businesses. Any such transaction may not produce the results we anticipate, which could adversely affect our business and our stock price.
We intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our business and grow our company. We may make acquisitions or investments or enter into strategic partnerships, joint ventures and other alliances. The market for such transactions is highly competitive, especially in light of recent merger and acquisition activity in our industry. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance future transactions on terms favorable to us, which could impact our ability to identify growth opportunities. We may finance future transactions by issuing additional equity and/or debt. The issuance of additional equity in connection with any future transaction could be substantially dilutive to our existing shareholders. The issuance of additional debt could increase our leverage substantially. The process of integration also may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. To the extent we enter into joint ventures and alliances, we may experience difficulties in the development and expansion of the business of any newly formed ventures, in the exercise of influence over the activities of any ventures in which we do not have a controlling interest, as well as encounter potential conflicts with our joint venture or alliance partners. We may not realize the anticipated growth and other benefits from our growth initiatives and investments, which may have an adverse impact on our financial condition and operating results. We also may be required to take an impairment charge in our financial statements relating to our acquisitions and/or investments, which could negatively affect our stock price.
Expansion of our global operations involves special challenges that we may not be able to meet, which could adversely affect our financial results.
We plan to continue to expand our global operations; directly placing order entry terminals with customers outside the United States; and by relying on distribution systems established by our current and future strategic alliance partners. We face certain risks inherent in doing business in international markets, particularly in the regulated derivatives exchange business. These risks include:

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
The ultimate impact of Brexit on the relevant law and scope of regulation applicable to our U.K. operations and to our European expansion is unclear and is contingent upon the terms of withdrawal and the ongoing relationship between the United

Kingdom and the European Union. Brexit may result in legal uncertainty and potentially divergent national laws and regulations as the withdrawal process progresses. This could increase legal, compliance and operational costs.
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
There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in the past. Misconduct by our employees and agents could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use or unauthorized disclosure of confidential information. Misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees and agents also may commit errors that could subject us to financial claims for negligence, as well as regulatory actions, or result in our voluntary assumption of financial liability.
We may not be able to protect our intellectual property rights, which may materially harm our business.
We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and other parts of the world. We have registered many of our most important trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We attempt to protect our intellectual property rights by relying on trademarks, copyright, database rights, trade secrets, restrictions on disclosure and other methods. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. For example, in the past a former employee of CME Group pled guilty to theft of our trade secrets. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could adversely affect our business.
Any infringement by us on patent rights of others could result in litigation and adversely affect our ability to continue to provide, or increase the cost of providing, our products and services.
Patents of third parties may have an important bearing on our ability to offer certain products and services. Our competitors as well as other companies and individuals may obtain, and may be expected to obtain in the future, patents related to the types of products and services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. These claims of infringement are not uncommon in our industry.

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
As of December 31, 2016, we had approximately $2.2 billion of total indebtedness and we had excess borrowing capacity for general corporate purposes under our existing facilities of approximately $2.3 billion.
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
Thirteen of our directors own or are officers or directors of firms that own trading rights on our exchanges. We are dependent on the revenues from the trading and clearing activities of our members. In 2016, 82% of our contract volume was derived from our members. This dependence may give them substantial influence over how we operate our business.
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
Our members have been granted special rights, which protect their trading privileges, require that we maintain open outcry for options products still meeting certain volume thresholds and, in the case of our Class B shareholders, provide them with special board representation.
Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. Additionally, our Class B shareholders, who are members of our CME exchange, are entitled to elect six directors to our board even if their Class A share ownership interest is very small or non-existent. In connection with these rights, our ability to take certain actions that we may deem to be in the best interests of the company and its shareholders, including actions relating to certain pricing decisions, may be limited by the rights of our members.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Our global headquarters are located in Chicago, Illinois, at 20 South Wacker Drive. The following is a description of our key locations and facilities.

Location	Primary Use	Owned/Leased	Lease Expiration	Approximate Size (in square feet)(1)
20 South Wacker Drive Chicago, Illinois	Global headquarters and office space	Leased	2022(2)	490,000
141 West Jackson Chicago, Illinois	Office space	Leased	2027(3)	150,000
333 S. LaSalle Chicago, Illinois	Office space	Owned	N/A	300,000
550 West Washington Chicago, Illinois	Office space	Leased	2023(4)	250,000
One North End New York, New York	Office space and business continuity	Leased	2028(5)	240,000
One New Change London	Office space	Leased	2026	58,000
Data Center 3 Chicagoland area	Business continuity and co-location	Leased	2031	83,000

(1)	Size represents the amount of space leased or owned by us unless otherwise noted.

(2)	The initial lease expires in 2022 with two consecutive options to extend the term for seven and ten years, respectively.

(3)	The initial lease expires in 2027 and contains options to extend the term and expand the premises.

(4)	The initial lease expires in 2023 with two consecutive options to extend the lease for five years each.

(5)	The initial lease expires in 2028 and contains options to extend the term and expand the premises. In 2019, the premises will be reduced to 225,000 square feet.
During 2016, we sold Data Center 3, our suburban Chicago data center in Aurora, Illinois, to CyrusOne, Inc., a global data center services provider. As part of the sale, we entered into a 15-year lease for data center space and will continue to operate our electronic trading platform, CME Globex, from the data center and will continue to offer co-location services from that location. We also lease other office space around the world and have also partnered with major global telecommunications carriers in connection with our telecommunications hubs whereby we place data cabinets within the carriers’ existing secured data centers. We believe our facilities are adequate for our current operations and that additional space can be obtained if needed.

ITEM 3.	LEGAL PROCEEDINGS
See “Legal and Regulatory Matters” in Note 13. Contingencies to the Consolidated Financial Statements beginning on page 78 for CME Group’s legal proceedings disclosure which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Class A Common Stock
Our Class A common stock is currently listed on NASDAQ under the ticker symbol “CME.” As of February 8, 2017, there were approximately 2,460 holders of record of our Class A common stock.
The following table sets forth the high and low sales prices per share of our Class A common stock on a quarterly basis, as reported on NASDAQ.

2016	High	Low	2015	High	Low
First Quarter	$96.71	$81.99	First Quarter	$100.06	$84.87
Second Quarter	98.61	89.09	Second Quarter	98.87	88.86
Third Quarter	109.76	92.74	Third Quarter	99.84	88.74
Fourth Quarter	123.43	99.64	Fourth Quarter	99.67	87.32
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
Class B shares and the associated trading rights are bought and sold or leased through our membership department. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be primarily determined by the value of our Class A common stock. As of February 8, 2017, there were approximately 1,610 holders of record of our Class B common stock.
Dividends
The following table sets forth the dividends we declared on our Class A and Class B common stock in the last two years:

Record Date	Dividend per Share	Record Date	Dividend per Share
March 10, 2016	$0.60	March 10, 2015	$0.50
June 10, 2016	0.60	June 10, 2015	0.50
September 9, 2016	0.60	September 10, 2015	0.50
December 9, 2016	0.60	December 10, 2015	0.50
December 28, 2016	3.25	December 28, 2015	2.90
We intend to continue to pay a regular quarterly dividend to our shareholders according to our annual dividend policy, which is set at between 50% and 60% of the prior year's cash earnings. The decision to declare a dividend and the amount of the dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. On February 8, 2017, the board of directors declared a regular quarterly dividend of $0.66 per share. The dividend will be payable on March 27, 2017, to shareholders of record on March 10, 2017. Assuming no changes in the number of shares outstanding, the total first quarter dividend payment will be approximately $223.0 million. The board of directors also declared an additional, annual variable dividend of $3.25 per share on December 7, 2016, paid on January 13, 2017, to the shareholders of record on December 28, 2016. In general, the amount of the annual variable dividend will be determined at the end of each year, and the level will increase or decrease from year to year based on operating results, capitalization expenditures, potential merger and acquisition activity, and other forms of capital return including regular dividends and share buybacks during the prior year.
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
PERFORMANCE GRAPH
The following graph and table compares the cumulative five-year total return provided to shareholders on our Class A common stock relative to the cumulative total returns of the S&P 500 index and our customized peer group. The peer group includes CBOE Holdings, Inc., IntercontinentalExchange Group, Inc. and Nasdaq, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer group and the S&P 500 index on December 31, 2011, and its relative performance is tracked through December 31, 2016.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	2012	2013	2014	2015	2016
CME Group Inc.	$111.31	$182.57	$216.01	$232.59	$311.52
S&P 500	116.00	153.58	174.60	177.01	198.18
Peer Group	105.45	186.24	197.71	231.99	262.91

Unregistered Sales of Equity Securities

During the past three years there have not been any unregistered sales by the company of equity securities.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31	—	$—	—	$—
November 1 to November 30	—	—	—	—
December 1 to December 31	148	122.33	—	—
Total	148		—
 _______________

(1)	Shares purchased consist of an aggregate of 148 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA
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
In the first quarter of 2016, the company adopted the Financial Accounting Standards Board's (FASB) standards update on changes to the presentation of debt issuance costs. The update requires debt issuance costs related to a recognized debt liability to be presented as a deduction from the carrying value of the debt liability. Previously, debt issuance costs were recognized as deferred charges within other assets in the consolidated balance sheets. The standards update was applied on a retrospective basis, adjusting all prior periods presented, as if the new accounting methodology was in effect during those periods. The change in accounting policy has been reflected in the following table.

	Year Ended or At December 31
(in millions, except per share data)	2016	2015	2014	2013	2012
Income Statement Data:
Total revenues	$3,595.2	$3,326.8	$3,112.5	$2,936.3	$2,914.6
Operating income	2,202.7	1,988.7	1,768.4	1,637.0	1,692.0
Non-operating income (expense)	84.9	(31.9)	3.0	(36.0)	1.4
Income before income taxes	2,287.6	1,956.8	1,771.4	1,601.0	1,693.4
Net income attributable to CME Group	1,534.1	1,247.0	1,127.1	976.8	896.3
Earnings per common share attributable to CME Group:
Basic	$4.55	$3.71	$3.37	$2.94	$2.71
Diluted	4.53	3.69	3.35	2.92	2.70
Cash dividends per share	5.65	4.90	3.88	4.40	3.70
Balance Sheet Data:
Total assets	$69,369.4	$67,359.4	$72,228.6	$54,263.8	$38,856.1
Short-term debt	—	—	—	749.9	749.5
Long-term debt	2,231.2	2,229.3	2,095.0	2,093.2	2,099.9
CME Group Shareholders’ equity	20,340.7	20,551.8	20,923.5	21,154.8	21,419.1
The following table presents key statistical information on the volume of contracts traded, expressed in round turn trades, and notional value of contracts traded. Average daily volume for KCBT products is included in volume data beginning January 1, 2013. All amounts exclude our credit default swaps and interest rate swaps contracts.

	Year Ended or At December 31
(in thousands, except notional value)	2016	2015	2014	2013	2012
Average Daily Volume:
Product Lines:
Interest rate	7,517	6,720	7,009	5,903	4,834
Equity	3,061	2,792	2,764	2,642	2,560
Foreign exchange	858	872	803	886	845
Agricultural commodity	1,321	1,265	1,120	1,053	1,140
Energy	2,432	1,970	1,630	1,676	1,692
Metal	460	344	337	386	352
Total Average Daily Volume	15,649	13,963	13,663	12,546	11,423
Method of Trade:
Electronic	13,766	12,185	11,805	10,826	9,739
Open outcry	1,149	1,139	1,176	1,040	1,045
Privately negotiated	734	639	682	680	639
Total Average Daily Volume	15,649	13,963	13,663	12,546	11,423
Other Data:
Total Notional Value (in trillions)	1,380	1,167	1,161	925	806
Total Contract Volume (round turn trades)	3,943,670	3,532,521	3,443,051	3,161,477	2,890,036
Open Interest at Year End (contracts)	102,930	91,369	93,644	83,726	69,894

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•
Executive Summary: Includes an overview of our business; current economic, competitive and regulatory trends relevant to our business; our current business strategy, and our primary sources of operating and non-operating revenues and expenses.

•
Critical Accounting Policies: Provides an explanation of accounting policies which may have a significant impact on our financial results and the estimates, assumptions and risks associated with those policies.

•	Recent Accounting Pronouncements: Includes an evaluation of recent accounting pronouncements and the potential impact of their future adoption on our financial results.

•	Results of Operations: Includes an analysis of our 2016, 2015 and 2014 financial results and a discussion of any known events or trends which are likely to impact future results.

•	Liquidity and Capital Resources: Includes a discussion of our future cash requirements, capital resources, significant planned expenditures and financing arrangements.
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
We offer our customers the opportunity to trade futures contracts and options on futures contracts on a range of products including those based on interest rates, equities, foreign exchange, agricultural commodities, energy and metals. We also clear interest rate swaps and credit default swaps contracts.
Our products provide a means for hedging, speculating and allocating assets. We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers.
Most of our products are available for trading through our electronic trading platform. This execution facility offers our customers immediate trade execution and price transparency. In addition, trades can be executed through privately negotiated transactions that are cleared and settled through our clearing houses.
Our clearing houses clear, settle and guarantee futures and options contracts traded through our exchanges, in addition to cleared swaps products. Our clearing houses' performance guarantee is an important function of our business. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing houses as the counterparty to every transaction allows our customers to establish a position with one party and offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for collateral and margining efficiencies.
In addition, CME serves as a swap execution facility, which is a regulated platform for swap trading, and serves as a swap data repository, which provides public data on swap transactions and stores confidential swap data for regulatory purposes.

Business Trends
Economic Environment. Our customers continue to use our markets as an effective and transparent means to manage risk and meet their investment needs despite economic uncertainty and volatility. Trading activity in our centralized markets has fluctuated due to the ongoing uncertainty in the financial markets caused by the United States and European credit crises, fluctuations in the availability of credit, variations in the amount of assets under management, changes in the U.S. Presidential administration as well as the Federal Reserve Bank’s interest rate policy and quantitative easing. We continue to maintain high quality and diverse products as well as various clearing and market data services which support our customers in any economic environment.
Competitive Environment. Our industry is competitive and we continue to encounter competition in all aspects of our business. We expect competition to continue to intensify, especially in light of ongoing regulatory reform in the financial services industry. Competition is influenced by our brand and reputation; the efficiency and security of our services; depth and liquidity of our markets; breadth of product offerings including rate and quality of new product development; our ability to position and expand upon existing products; transparency, reliability and anonymity of transaction processing; the regulatory environment; efficient and innovative technology and connectivity, as well as transaction costs. We believe we are very well positioned with respect to these factors. We now face competition from other futures, securities and securities option exchanges; clearing organizations; swap execution facilities; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers, and others. As markets continue to evolve, we will continue to adapt our trading technology and clearing services to meet the needs of our customers.
Regulatory Environment. Exchange-traded derivatives have historically been subject to extensive regulation. As a result of the widespread difficulties across the economy over the last several years, various domestic and foreign governments have undertaken reviews of the existing legal framework governing financial markets and have passed laws and regulations that apply to our business. Compliance with regulations may require us and our customers to dedicate significant financial and operational resources which could adversely affect our profitability.
Our U.S. futures exchanges and our clearing houses are subject to extensive regulation by the U.S. Commodity Futures Trading Commission (CFTC), which carries out the regulation of the futures markets in accordance with the provisions of the Commodity Exchange Act, the Commodity Futures Modernization Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). Over the last five years, a number of regulations to implement Dodd-Frank were finalized. We believe that the regulations provide opportunities for our business. Our U.S. clearing house has been designated by the CFTC as a systemically important derivatives clearing organization, which imposes various procedural and substantive requirements. Our U.S. swap data repository service is also subject to the requirements of the Commodity Exchange Act and the regulations of the CFTC. We have incurred and expect to continue to incur significant additional costs to comply with the provisions of Dodd-Frank and any new regulations. In November 2016, the United States held elections which resulted in the Republican presidential candidate, Donald Trump, being elected as the 45th President of the United States and the Republican Party maintaining control of both houses of the U.S. Congress. At this time, we cannot predict the effect the result of the election will have on current or pending U.S. regulations relating to the financial services industry.
As a global company with operations and locations around the world, we are also subject to laws and regulations in foreign locations where we do business. The financial services industry in Europe has recently undergone regulatory reform and a re-organization of its regulatory framework. Our European operations are now overseen by several regulators, including the Bank of England, the Financial Conduct Authority (FCA) and the European Securities Market Authority (ESMA). In June 2016, the United Kingdom held a referendum in which voters decided in favor of withdrawal from the European Union. The ultimate impact of this referendum in regards to the laws and regulations applicable to our European operations remains unclear and is contingent on the terms of the withdrawal and the ongoing relationship between the United Kingdom and the European Union. We have incurred and expect to continue to incur significant additional costs to comply with the new regulations in Europe as well as the effects of this referendum.
Business Strategy
Our strategy focuses on leveraging our benchmark products, enhancing our customer relations, expanding our customer base, advancing our clearing and trading technologies and deriving benefits from our integrated clearing houses as well as our scalable infrastructure. We focus specifically on opportunities created by increased market awareness and acceptance of derivatives, increased price volatility, technological advances and the increasing need for counterparty risk mitigation and clearing services. This strategy allows us to continue to develop into a more broadly diversified financial exchange that provides trading and clearing solutions across a wide range of products and asset classes. Our strategic initiatives are discussed in "Item 1. Business" on page 7.

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
Product mix. We offer exchange-traded futures and options on futures contracts as well as cleared-only interest rate and credit default swap contracts. Rates are varied by product in order to optimize revenue on existing products and to encourage contract volume upon introduction of new products.
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
Other sources. Revenue is also derived from other sources including market data and information services, access and communication fees and other various services related to our exchange operations.
Market data and information services. We receive market data and information services revenue from the dissemination of our market data to subscribers. Subscribers can obtain access to our market data services either directly or through third party distributors.
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

Other revenues. Other revenues include fees for administrating our Interest Earning Facility (IEF) program. We offer clearing firms the opportunity to invest cash performance bonds in our various IEF offerings. These clearing firms receive interest income, and we receive a fee based on total funds on deposit. Other revenues also include fees for collateral management and fees for trade order routing through agreements from various strategic relationships as well as other services to members and clearing firms.
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
Professional fees and outside services. This expense includes fees for consulting services received on strategic and technology initiatives; regulatory and other compliance matters; temporary labor as well as legal and accounting fees. This expense may fluctuate as a result of changes in services required to complete initiatives, handle legal proceedings and comply with regulatory and compliance requirements.
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

•
Occupancy and building operations expense consists of costs related to leased property including rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in Chicago, New York, and the United Kingdom as well as other smaller offices located throughout the world.

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

•
Investment income includes income from short-term investment of clearing firms' cash performance bonds and guaranty fund contributions as well as excess operating cash; interest income and realized gains and losses from our marketable securities; dividend income from our strategic equity investments, and gains and losses on trading securities in our non-qualified deferred compensation plans. Investment income is influenced by market interest rates, changes in the levels of cash performance bonds deposited by clearing firms, the amount of dividends distributed by our strategic investments and the availability of funds generated by operations.

•	Interest and other borrowing costs expense includes charges associated with various short-term and long-term funding facilities, including commitment fees on lines of credit agreements.

•
Equity in net earnings (losses) of unconsolidated subsidiaries includes income and losses from our investments in S&P/Dow Jones Indices LLC (S&P/DJI), Dubai Mercantile Exchange and Bursa Malaysia Derivatives Berhad.

•
Other income (expense) includes expenses related to the distribution of interest earned on performance bond collateral reinvestment to the clearing firms as well as other various income and expenses outside our core operations.

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

For further discussion regarding the fair value of financial assets and liabilities, see note 18 in the notes to the consolidated financial statements.
Goodwill and intangible assets. We review goodwill for impairment on a quarterly basis and whenever events or circumstances indicate that its carrying value may not be recoverable. Goodwill may be tested quantitatively for impairment by comparing the carrying value of a reporting unit to its estimated fair value. Estimating the fair value of a reporting unit involves the use of valuation techniques that rely on significant estimates and assumptions. These estimates and assumptions may include forecasted revenue growth rates; forecasted operating margins; risk-adjusted discount rates; forecasted economic and market conditions, and industry multiples. We base our fair value estimates on assumptions we believe to be reasonable given the information that is available to us at the time of our assessment; however, actual future results may differ significantly from those estimates. Under certain favorable circumstances, goodwill may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value. The qualitative assessment of goodwill may rely on significant assumptions about forecasts of revenue growth, operating margins and economic conditions as well as overall market and industry-specific trends.
We also review indefinite-lived intangible assets on a quarterly basis or more frequently when events and circumstances indicate that their carrying values may not be recoverable. Indefinite-lived intangible assets may be tested quantitatively for impairment by comparing their carrying values to their estimated fair values. Estimating the fair value of indefinite-lived intangible assets involves the use of valuation techniques that rely on significant estimates and assumptions. These estimates and assumptions may include forecasted revenue growth rates, forecasted allocations of expense and risk-adjusted discount rates. We base our fair value estimates on assumptions we believe to be reasonable given the information that is available to us at the time of our assessment; however, actual future results may differ significantly from those estimates. Similar to goodwill, under certain favorable circumstances, indefinite-lived intangible assets may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value. The qualitative assessment of indefinite-lived intangibles assets may rely on significant assumptions about forecasts of revenue growth, operating margins and economic conditions as well as overall market and industry-specific trends.
Intangible assets subject to amortization are also assessed for impairment at least annually or more frequently when indicated by a change in economic or operational circumstances. The impairment assessment of these assets requires management to first compare the book value of the amortizing asset to undiscounted cash flows only if there are indicators of a change in circumstances. If the book value exceeds the undiscounted cash flows, management is then required to estimate the fair value of the assets and record an impairment loss for the excess of the carrying value over the fair value and annually challenge the useful lives.
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
Income taxes. Calculation of the income tax provision includes an estimate of the income taxes that will be paid for the current year as well as an estimate of income tax liabilities or benefits deferred into future years. Deferred tax assets are reviewed to determine if they will be realized in future periods. To the extent it is determined that some deferred tax assets may not be fully realized, the assets are reduced to their realizable value by a valuation allowance. The calculation of our tax provision involves uncertainty in the application of complex tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other applicable foreign tax jurisdictions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. If the actual obligation of these amounts varies from our estimate, our income tax provision would be reduced or increased at the time that determination is made. This determination may not be known for several years. Past tax audits have not resulted in tax adjustments that resulted in a material change to the income tax provision in the year the audit was completed. The effective tax rate, defined as the income tax provision as a percentage of income before income taxes, will vary from year to year based on changes in tax jurisdictions, tax rates and regulations. In addition, the effective tax rate will vary with changes to income that are not subject to income tax and changes in expenses or losses that are not deductible, such as the utilization of foreign net operating losses.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting standards with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The application of the new standard becomes effective in the first annual period beginning after December 15, 2017, with early adoption permitted. This guidance may be adopted using one of two transition methods: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial adoption (the modified retrospective approach). We are on course to comply with the guidance by the effective date. We are currently in the contract review phase, which is expected to be completed by mid-2017. We expect to reach a conclusion on whether there will be changes in revenue recognition, which method of adoption will be used and the impact the guidance will have on policies, process and controls towards the end of 2017.
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
In March 2016, the FASB issued a standards update that will change certain aspects of accounting for share-based payments to employees. The guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The update is effective for reporting periods beginning after December 15, 2016. We will implement this standards update in the first quarter of 2017 and update our disclosure according to the new requirements.
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
In November 2016, the FASB issued a standards update aimed at promoting consistency in the classification and presentation of changes in restricted cash on the statement of cash flows. Previously, there was diversity in practice as to whether the change in restricted cash was included in the reconciliation of beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, as well as amounts described as restricted cash on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The amendments must be applied using a retrospective transition method to each period presented. We are in the process of evaluating the impact of this update on our consolidated financial statements.

RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the years presented.

				Year-over-Year Change
(dollars in millions, except per share data)	2016	2015	2014	2016-2015	2015-2014
Total revenues	$3,595.2	$3,326.8	$3,112.5	8%	7%
Total expenses	1,392.5	1,338.1	1,344.1	4	—
Operating margin	61%	60%	57%
Non-operating income (expense)	$84.9	$(31.9)	$3.0	n.m.	n.m.
Effective tax rate	33%	36%	36%
Net income attributable to CME Group	$1,534.1	$1,247.0	$1,127.1	23	11
Diluted earnings per common share attributable to CME Group	4.53	3.69	3.35	23	10
Cash flows from operating activities	1,716.0	1,515.3	1,291.4	13	17
n.m. not meaningful
Revenues

				Year-over-Year Change
(dollars in millions)	2016	2015	2014	2016-2015	2015-2014
Clearing and transaction fees	$3,036.4	$2,783.9	$2,616.3	9%	6%
Market data and information services	406.5	399.4	356.3	2	12
Access and communication fees	91.4	86.1	82.7	6	4
Other	60.9	57.4	57.2	6	—
Total Revenues	$3,595.2	$3,326.8	$3,112.5	8	7
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

				Year-over-Year Change
	2016	2015	2014	2016-2015	2015-2014
Total contract volume (in millions)	3,943.7	3,532.5	3,443.1	12%	3%
Clearing and transaction fees (in millions)	$2,974.4	$2,716.9	$2,556.7	9	6
Average rate per contract	0.754	0.769	0.743	(2)	4
We estimate the following increases (decreases) in clearing and transaction fees based on changes in total contract volume and changes in average rate per contract during 2016 compared with 2015, and during 2015 compared with 2014.

	Year-over-Year Change
(in millions)	2016-2015	2015-2014
Increases due to change in total contract volume	$316.2	$68.8
Increase (decrease) due to change in average rate per contract	(58.7)	91.4
Net increases in clearing and transaction fees	$257.5	$160.2
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

				Year-over-Year Change
(amounts in thousands)	2016	2015	2014	2016-2015	2015-2014
Average Daily Volume by Product Line:
Interest rate	7,517	6,720	7,009	12%	(4)%
Equity	3,061	2,792	2,764	10	1
Foreign exchange	858	872	803	(2)	9
Agricultural commodity	1,321	1,265	1,120	4	13
Energy	2,432	1,970	1,630	23	21
Metal	460	344	337	34	2
Aggregate average daily volume	15,649	13,963	13,663	12	2

Average Daily Volume by Venue:
Electronic	13,766	12,185	11,805	13	3
Open outcry	1,149	1,139	1,176	1	(3)
Privately negotiated	734	639	682	15	(6)
Aggregate average daily volume	15,649	13,963	13,663	12	2
Electronic Volume as a Percentage of Total Volume	88%	87%	86%
Overall contract volume remained high throughout 2016 due to periods of high volatility. Throughout early 2016, we believe that global market concerns, considerable uncertainty regarding the Federal Reserve's interest rate policy and the anticipation of the United Kingdom's European Union membership referendum contributed to considerable volatility. In the second half of 2016, volume across most of our products lines spiked in the fourth quarter as the U.S. presidential and congressional elections injected considerable uncertainty into the markets. Following the election, there was a shift in expectations regarding future corporate income tax rates, infrastructure spending, national debt levels and inflation concerns. The anticipation of the Federal Open Market Committee meetings in the fourth quarter of 2016, in which the federal funds rate was raised by 25 basis points, contributed to further volatility in the second half of 2016.
Crude oil volumes continued to grow throughout 2016 as crude oil market volatility remained high throughout the year. The crude oil markets continued to show considerable uncertainty in early 2016 regarding the direction of future oil prices as global supplies continued to remain high, which resulted in significant contract volume increases in the energy market. In the fourth quarter of 2016, the Organization of Petroleum Exporting Countries (OPEC) decided to cut oil production, which led to a sharp increase in oil prices.
Overall futures and options contract volume increased in 2015 compared with 2014, primarily driven by an increase in energy contract volume. The fall in crude oil prices that began in the fourth quarter of 2014 continued through 2015 and resulted in several periods of high volatility throughout 2015. Volatility was heavily influenced by the increase in global crude oil supplies, which outpaced demand.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar front 8 contracts include contracts expiring within two years. Eurodollar back 32 contracts include contracts expiring within three to ten years.

				Year-over-Year Change
(amounts in thousands)	2016	2015	2014	2016-2015	2015-2014
Eurodollar futures and options:
Front 8 futures	1,828	1,580	1,580	16%	—%
Back 32 futures	729	724	1,052	1	(31)
Options	1,225	963	860	27	12
U.S. Treasury futures and options:
10-Year	1,717	1,613	1,704	6	(5)
5-Year	886	830	884	7	(6)
Treasury bond	347	355	426	(2)	(17)
2-Year	331	338	295	(2)	15
Overall interest rate contract volume increased in 2016 when compared with 2015 largely due to periods of high interest rate volatility throughout the year, particularly within the first and fourth quarter of 2016. We believe the high volatility resulted from the continued uncertainty throughout early 2016 around changes to the Federal Reserve's interest rate policy in the near-term. Interest rate volatility also remained high throughout the fourth quarter of 2016 due to market uncertainty resulting from the U.S. presidential and congressional elections in November and the increase in the federal funds rate following the Federal Open Market Committee's meeting in December. In addition, electronic Eurodollar options volumes increased in 2016 due to our continued investment in system enhancements and increased client adoption of electronic options trading.
In 2015 when compared with 2014, overall interest rate volumes decreased due to a decline in longer-dated interest rate contract volume. As market participants anticipated a potential change in interest rates in the near term in 2015, we believe these participants shifted their focus from Back 32 Eurodollar futures and longer-dated U.S. Treasury futures and options to shorter- term products, including the 2-year U.S. Treasury futures and options. While interest rate volatility remained high in early 2015, changes in macroeconomic factors and a shift from the first quarter's expectations regarding the Federal Reserve interest rate policy change lowered interest rate volatility throughout the remainder of 2015.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

				Year-over-Year Change
(amounts in thousands)	2016	2015	2014	2016-2015	2015-2014
E-mini S&P 500 futures and options	2,449	2,200	2,146	11%	3%
E-mini NASDAQ 100 futures and options	271	272	312	—	(13)
We believe the increase in overall equity contract volume in 2016, when compared with 2015, resulted from periods of high market volatility, as measured by the CBOE Volatility Index, throughout 2016. During 2016, the equity markets experienced periods of higher volatility due to the continued ambiguity surrounding the Federal Reserve's interest rate policy, uncertainty surrounding the United Kingdom's European Union membership referendum and declining global crude oil prices. The results of the U.S. presidential and congressional elections injected new uncertainty into the markets in the fourth quarter of 2016, which we believe led to additional volatility.
Overall equity contract volume remained flat in 2015 when compared with 2014 because volatility remained high in both periods. Global economic events, led by a deceleration of the Chinese economy in the second half of 2015, resulted in high market volatility in 2015. In 2014, high volatility resulted from geopolitical events in Russia, Ukraine and the Middle East.
The E-mini NASDAQ contract volumes from 2014 through 2016 did not benefit from macro-level events or increased general market volatility to the same extent as the E-mini S&P 500 because the E-mini NASDAQ contract generally hedges different market risks compared with the market risks hedged by the E-mini S&P 500 contracts.

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

				Year-over-Year Change
(amounts in thousands)	2016	2015	2014	2016-2015	2015-2014
Euro	226	307	237	(26)%	29%
Japanese yen	159	154	164	3	(6)
British pound	125	106	111	18	(5)
Australian dollar	106	98	96	8	2
Canadian dollar	80	74	65	9	13
In 2016 when compared with 2015, the overall foreign exchange contract volume remained relatively flat. The decline in Euro contract volume resulted from low volatility, which we believe resulted from a lack of global macroeconomic drivers meaningfully affecting the Euro in 2016. The decline in Euro contract volume was partially offset by an increase in British pound contract volume, which we believe was caused by volatility resulting from the uncertainty surrounding the United Kingdom European Union membership referendum in mid-2016.
Foreign exchange contract volume increased in 2015 when compared with 2014 primarily due to an increase in Euro contract volume caused by quantitative easing and debt concerns in Europe, global economic uncertainty, geopolitical events, as well as a strengthening U.S. dollar throughout 2015. We believe these factors led to increases in exchange rate volatility.
Agricultural Commodity Products
The following table summarizes average daily volume for our key agricultural commodity products.

				Year-over-Year Change
(amounts in thousands)	2016	2015	2014	2016-2015	2015-2014
Corn	424	415	355	2%	17%
Soybean	323	284	263	14	8
Wheat	191	183	152	4	21
Soybean Oil	126	123	101	3	21
In 2016 when compared with 2015, agricultural commodity contract volume increased due to higher price volatility in the first half of 2016, which we believe was caused by greater uncertainty related to weather conditions and crop production for the 2016 growing season.
Agricultural commodity product volume increased in 2015 when compared with 2014 due to changes in weather patterns caused by El Niño. An increase in rainfall across the United States during 2015 resulted in concerns over planting delays, which we believe led to an increase in volatility within the agricultural commodity markets.
Energy Products
The following table summarizes average daily volume for our key energy products.

				Year-over-Year Change
(amounts in thousands)	2016	2015	2014	2016-2015	2015-2014
WTI crude oil	1,321	994	730	33%	36%
Natural gas	549	468	457	17	2
Refined products	363	328	294	11	12
Brent crude oil	98	108	81	(10)	34
Overall energy contract volume increased in 2016 when compared with 2015 largely due to an increase in WTI crude oil trading, which we believe resulted from continued price volatility caused by excess global crude oil supplies and the marketplace's increased weighting of WTI pricing as a global benchmark price for crude oil. We believe overall energy volume remained high throughout the fourth quarter of 2016 due to high volatility within the energy markets following the Organization of Petroleum Exporting Countries decision to cut oil supplies as well as the U.S. presidential and congressional elections, which created uncertainty surrounding the new administration's proposed policies for the energy markets.
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
Metal Products
The following table summarizes average daily volume for our key metal products.

				Year-over-Year Change
(amounts in thousands)	2016	2015	2014	2016-2015	2015-2014
Gold	273	197	196	38%	1%
Copper	86	67	58	27	16
Silver	78	58	62	34	(6)
Overall metal contract volume increased in 2016 when compared with 2015 due to investors using gold and other precious metals as a safe-haven alternative investment to the volatile equity markets in 2016. During the fourth quarter of 2016, overall market volatility remained high following the U.S. presidential and congressional election in November, which resulted in higher metal contract volume in the fourth quarter of 2016.
Metal contract volume remained flat in 2015 compared with 2014. We believe that demand was stagnant due to lower economic growth rates in Asia, which resulted in reduced volatility throughout 2014 and 2015.
Average Rate per Contract
The average rate per contract decreased in 2016 when compared with 2015 due to an increase in trades executed by members, as a percentage of total trading volume, as well as higher volume-based incentives. This decrease was partially offset by the impact from a rate increase in early 2016.
In 2015 when compared with 2014, the average rate per contract increased due to a shift in relative mix of product volume. Energy and agricultural commodity contract volumes, when measured as a percentage of total volume, collectively increased by 3 percentage points in 2015, while interest rate contract volume decreased by 3 percentage points. Energy and agricultural commodity contracts have a higher average rate per contract compared with interest rates. In addition, price increases implemented in February 2015 resulted in a 2% increase in the average rate per contract in 2015 when compared with 2014.
Cleared-only Swap Contracts
Clearing and transaction fees as presented on the consolidated statements of income include revenues for our cleared-only interest rate swap and credit default swap contracts. In 2016, 2015, and 2014, clearing and transaction fees generated from these contracts were $62.0 million, $67.0 million and $59.5 million, respectively. The decrease in revenue in 2016 when compared with 2015 was largely attributable to a reduction in client activity after the first quarter of 2015, as we believe some customers chose alternative products and venues to manage risk. The increase in revenue in 2015 compared with 2014 was largely attributable to increased sales efforts centered around customer education.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% and another firm represented 11% of our clearing and transaction fees revenue in 2016. One firm represented 13% of our clearing and transaction fees revenue in 2015 and one firm represented 12% of our clearing and transaction fees revenue in 2014. Should a clearing firm withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from an ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services.
Beginning in 2016, the partial fee waivers that existed in 2015 ended, contributing to an increase in market data and information services revenue in 2016 when compared with 2015. The increase was partially offset by some rationalization as customer firms transitioned into full-priced offerings, as well as reductions in overall screen counts at member banks.
The increase in market data and information services revenue in 2015 when compared with 2014 was attributable to the reduction of fee waivers for certain existing customers beginning in 2015.
The two largest resellers of our market data represented, in aggregate, 40%, 43% and 44% of our market data and information services revenue in 2016, 2015 and 2014, respectively. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor's customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Expenses

				Year-over-Year Change
(dollars in millions)	2016	2015	2014	2016-2015	2015-2014
Compensation and benefits	$541.0	$553.7	$552.1	(2)%	—%
Communications	26.8	27.8	32.0	(4)	(13)
Technology support services	70.8	64.5	58.2	10	11
Professional fees and outside services	144.4	122.8	129.0	18	(5)
Amortization of purchased intangibles	96.1	99.4	100.6	(3)	(1)
Depreciation and amortization	129.2	129.2	132.6	—	(3)
Occupancy and building operations	86.7	92.5	96.8	(6)	(4)
Licensing and other fee agreements	135.8	123.8	114.2	10	8
Other	161.7	124.4	128.6	30	(3)
Total Expenses	$1,392.5	$1,338.1	$1,344.1	4	—
2016 Compared With 2015
Operating expenses increased by $54.4 million in 2016 when compared with 2015. The following table shows the estimated impact of key factors resulting in the net increase in operating expenses.

(dollars in millions)	Year- Over-Year Change	Change as a Percentage of 2015 Expenses
Loss on datacenter and related legal fees	$28.6	2%
Professional fees and outside services	24.4	2
Foreign currency exchange rate fluctuation	13.2	1
Licensing and other fee agreements	12.0	1
Reorganization, severance and retirement costs	(8.1)	(1)
Real estate taxes and fees	(10.0)	(1)
Other expenses, net	(5.7)	—
Total	$54.4	4%
Increases in operating expenses in 2016 when compared with 2015 were as follows:

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

•
Professional fees and outside services expense increased in 2016 largely due to an increase in legal and regulatory efforts related to our business activities and product offerings as well as an increase in professional fees related to a greater reliance on consultants for security and systems enhancement work.

•
In 2016, we recognized a net loss of $24.5 million due to an unfavorable change in exchange rates on foreign cash balances, compared with a net loss of $11.3 million in 2015. Gains and losses from exchange rate fluctuations result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies.

•
Licensing and other fee sharing agreements expense increased due to higher expense related to revenue sharing agreements for certain equity and energy contracts due to both higher volume and an increase in license rates for certain equity and energy products.

The overall increase in operating expenses in 2016 when compared with 2015 was partially offset by the following decreases:

•
Severance and other costs related to the reorganization announced in October 2014 and the reduction of our trading floors in mid-2015 were recognized in the first quarter of 2015, in addition to costs related to a reorganization in the third quarter of 2015. At the end of 2016, our CEO announced his retirement, leading to additional compensation and stock-based compensation expense in 2016. We also recognized additional severance and other costs related to the reduction of our New York trading floors in 2016. These factors resulted in a net decrease in compensation and benefits expense in 2016 when compared with the same period in 2015.

•	In the second quarter of 2015, we recognized additional real estate taxes and fees related to the transfer of the ownership of the NYMEX building.
2015 Compared With 2014
Operating expenses decreased by $6.0 million in 2015 when compared with 2014. The following table shows the estimated impact of key factors resulting in the net decrease in operating expenses.

(dollars in millions)	Year- Over-Year Change	Change as a Percentage of 2014 Expenses
Salaries, benefits and employer taxes	$(16.2)	(1)%
Merger and acquisition costs	(8.3)	(1)
Data center depreciation	(7.9)	(1)
Bonus expense	9.5	1
Licensing and other fee agreements	9.6	1
Real estate taxes and fees	10.0	1
MF Global bankruptcy claim	14.5	1
Other expenses, net	(17.2)	(1)
Total	$(6.0)	—%
Overall operating expenses decreased in 2015 when compared with 2014 due to the following reasons:

•
Compensation and benefits expense decreased as a result of a decline in average headcount largely related to the reorganizations announced in the fourth quarter of 2014 and the third quarter of 2015 as well as the partial closing of the trading floors in the second quarter of 2015.

•	In 2014, we recognized professional fees and other expenses associated with our proposed transaction with GFI Group Inc. (GFI Group). The agreement with GFI Group was terminated in January 2015.

•	Depreciation expense decreased due to the acceleration of depreciation expense related to certain data center assets in 2014 as a result of the data center consolidation project.
The decrease in overall operating expenses in 2015 when compared with 2014 was partially offset by the following increases:

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

•	In 2015, we recognized additional real estate taxes and fees related to the transfer of the ownership of the NYMEX building.

•	In 2014, we recognized our claim from the MF Global bankruptcy filing, which occurred in the fourth quarter of 2011. This was recognized as a reduction of other expenses in 2014.
Overall operating expenses also decreased in 2015 due to ongoing efforts towards overall expense reductions.

Non-Operating Income (Expense)

				Year-over-Year Change
(dollars in millions)	2016	2015	2014	2016-2015	2015-2014
Investment income	$141.8	$30.1	$35.8	n.m.	(16)%
Gains (losses) on derivative investments	—	(1.8)	—	n.m.	n.m.
Interest and other borrowing costs	(123.5)	(117.4)	(119.4)	5	(2)
Equity in net earnings (losses) of unconsolidated subsidiaries	110.2	100.0	84.8	10	18
Other income (expense)	(43.6)	(42.8)	1.8	2	n.m.
Total Non-Operating	$84.9	$(31.9)	$3.0	n.m.	n.m.
 _______________
n.m. not meaningful
Investment income. The increase in investment income in 2016 when compared with 2015 was largely attributable to higher net gains on investments, including a net gain of $48.4 million recognized on sales of 28.0 million shares of our investment in BM&FBOVESPA S.A. (BM&FBOVESPA) in 2016 compared with a net loss of $8.5 million on sales of 41.0 million shares of BM&FBOVESPA in 2015. The overall increase in investment income was also due to an increase in the rate of interest earned from cash performance bond and guaranty fund contributions that are reinvested. The increase in investment income was partially offset by a decrease in dividend income in 2016.
The overall decrease in investment income in 2015 when compared with 2014 was largely due to a net loss of $8.5 million on sales of BM&FBOVESPA shares in 2015. This loss was partially offset by an increase in earnings from cash performance bond and guaranty fund contributions as a result of larger collateral balances held.
Interest and other borrowing costs. The overall increase in interest and other borrowing costs in 2016 when compared with 2015 was due to an increase in commitment fees. The following table shows the weighted average borrowings outstanding, weighted average effective yield and average cost of borrowing for the periods presented:

				Year-over-Year Change
(dollars in millions)	2016	2015	2014	2016-2015	2015-2014
Weighted average borrowings outstanding (in millions)	$2,250.0	$2,330.6	$2,206.3	$(80.6)	$124.3
Weighted average effective yield	3.71%	3.72%	4.22%	(0.01)%	(0.50)%
Average cost of borrowing (1)	3.91	3.91	4.40	—	(0.49)
(1) Average cost of borrowings includes interest, the effective portion of interest rate hedges, discount accretion and debt issuance costs. Commitment fees on line of credit agreements are not included in the average cost of borrowings.
In February 2014, we repaid the $750.0 million 5.75% notes due February 2014. In March 2015, we issued $750.0 million 3.0% notes due March 2025, and in April 2015, we repurchased the $612.5 million 4.40% notes due March 2018. These transactions contributed to a decrease in weighted average effective yield and average cost of borrowings in 2015 when compared with 2014. The weighted average borrowings outstanding was slightly higher in 2015 compared with 2016 and 2014 due to the timing of the replacement of the $612.5 million 4.40% notes with the $750.0 million 3.0% notes in early 2015.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/DJI business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries from 2014 through 2016.
Other income (expense). In 2016 when compared with 2015, we recognized higher expense related to the distribution of interest earned on performance bond collateral reinvestment to the clearing firms. In April 2015, we repurchased the $612.5 million 4.40% notes due 2018 and paid a call premium of $60.5 million. As a result of the transaction, we recognized debt prepayment costs of $61.8 million, including the call premium, as other non-operating income (expense). In the first quarter of 2015, we received a termination fee of $22.5 million, net of the portion paid to outside advisers, related to our proposed acquisition of GFI Group, which also was classified as other non-operating income (expense).

Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2016	2015	2014	Year-over-Year Change
				2016-2015	2015-2014
Year ended December 31	32.9%	36.3%	36.4%	(3.4)%	(0.1)%
The overall decrease in the effective tax rate in 2016 when compared with 2015 was due to an implementation of strategies to realize additional income tax benefits from the investment in BM&FBOVESPA stock. The overall decrease in the effective tax rate was partially offset by additional tax expense recognized from the remeasurement of tax positions resulting from a state and local income tax law change in the second quarter of 2016.
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
Cash will also be required for operating leases and non-cancellable purchase obligations as well as other obligations reflected as long-term liabilities in our consolidated balance sheet at December 31, 2016. These were as follows:

(in millions)	Operating Leases	Purchase Obligations	Debt Obligations	Other Long-Term Liabilities	Total(1)
Year
2017	$59.0	$13.7	$84.8	$32.2	$189.7
2018-2019	119.3	24.6	169.5	—	313.4
2020-2021	115.2	12.7	169.5	—	297.4
Thereafter	309.6	1.1	3,225.7	—	3,536.4
Total	$603.1	$52.1	$3,649.5	$32.2	$4,336.9

(1)
The liability for gross unrecognized income tax benefits, including interest and penalties, of $284.8 million for uncertain tax positions are not included in the table due to uncertainty about the date of their settlement.

Operating leases include rent payments for office space in Chicago, New York and other smaller offices in the United States and in various foreign countries. The operating lease for our headquarters in Chicago expires in November 2022. Annual minimum rental payments under this lease range from $12.2 million to $13.5 million. We also maintain operating leases for additional office spaces and datacenter spaces in Chicago, which expire in November 2023, April 2027 and March 2031. Annual minimum rental payments under these leases range from $5.6 million to $6.2 million, $3.3 million to $4.3 million, and $16.7 million to $18.3 million, respectively. The operating lease for our office space in New York expires in December 2028. Annual minimum rental payments under this lease range from $13.1 million to $14.5 million.
Purchase obligations include minimum payments due under agreements to advertising, licensing, hardware, software and maintenance as well as telecommunication services. Debt obligations include repayment of principal and interest associated with the debt obligations. Other long-term liabilities include funding obligations for other post-retirement benefit plans.
Future capital expenditures for technology are anticipated as we continue to support our growth through increased system capacity, performance improvements as well as improvements to some of our office spaces. Each year, capital expenditures are incurred for improvements to and expansion of our offices, remote data centers, telecommunications network and other operating equipment. In 2017, we expect capital expenditures to total approximately $105.0 million. We continue to monitor our capital needs and may revise our forecasted expenditures as necessary in the future.

We intend to continue to pay a regular quarterly dividend to our shareholders, which is set at between 50% to 60% of the prior year's cash earnings. The decision to pay a dividend and the amount of the dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. CME Group is also required to comply with restrictions contained in the general corporation laws of its state of incorporation, which could also limit its ability to declare and pay dividends. On February 8, 2017, the board of directors declared a regular quarterly dividend of $0.66 per share. The dividend will be payable on March 27, 2017 to shareholders of record on March 10, 2017. Assuming no changes in the number of shares outstanding, the first quarter dividend payment will total approximately $223.0 million. The board of directors also declared an additional, annual variable dividend of $3.25 per share on December 7, 2016 paid on January 13, 2017 to the shareholders of record on December 28, 2016. In general, the amount of the annual variable dividend will be determined by the end of each year, and the level will increase or decrease from year to year based on operating results, capitalization expenditures, potential merger and acquisition activity and other forms of capital return including regular dividends and share buybacks during the prior year.
Sources and Uses of Cash
The following is a summary of cash flows from operating, investing and financing activities.

				Year-over-Year Change
(dollars in millions)	2016	2015	2014	2016-2015	2015-2014
Net cash provided by operating activities	$1,716.0	$1,515.3	$1,291.4	13%	17%
Net cash provided by (used in) investing activities	53.7	17.9	(199.1)	n.m.	n.m.
Net cash used in financing activities	(1,593.7)	(1,206.7)	(2,195.9)	32	(45)
n.m. not meaningful
Operating activities
The increases in net cash provided by operating activities from 2014 through 2016 were largely attributable to higher clearing and transaction fees and market data revenues.
Investing activities
The increases in cash provided by investing activities from 2014 through 2016 were due to proceeds from the sale of BM&FBOVESPA shares in 2016 and 2015 as well as declines in purchases of property and equipment. The increase in 2015 when compared with 2014 was also due to additional investments in business ventures in 2014.
Financing activities
Cash used in financing activities in 2016 when compared with 2015 was attributable to higher cash dividends paid in 2016. The increase was partially offset by proceeds from a finance lease obligation related to the sale leaseback of the datacenter in the first quarter of 2016.
The decrease in cash used in financing activities in 2015 when compared with 2014 was largely due to the proceeds received from the issuance of the $750.0 million fixed rate notes in March 2015.

Debt Instruments
The following table summarizes our debt outstanding as of December 31, 2016:

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
In March 2016, we sold our datacenter in the Chicago area for $130.0 million. At the time of the sale, we leased back a portion of the property. Under generally accepted accounting principles, the transaction has been accounted for under the financing method instead of a sale leaseback arrangement because our participation in future revenues and development work constitute continuing involvement in the datacenter. Under the financing method, the assets remain on the consolidated balance sheet throughout the term of the lease and the proceeds of $130.0 million from the transaction are recognized as a finance lease obligation within other liabilities and other current liabilities in the consolidated balance sheet. A portion of the lease payments will be recognized as a reduction of the finance lease obligation and a portion will be recognized as interest expense based on an imputed interest rate.
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by CME Clearing. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At December 31, 2016, guaranty funds available to collateralize the facility totaled $6.0 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At December 31, 2016, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facilities.
At December 31, 2016, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable letters of credit. At December 31, 2016, we had pledged letters of credit totaling $435.0 million.
The following table summarizes our credit ratings as of December 31, 2016:

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
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules and regulations.
Liquidity and Cash Management
Cash and cash equivalents totaled $1.9 billion at December 31, 2016 and $1.7 billion at December 31, 2015. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that a $13.9 million contribution in 2017 will allow us to meet our funding goal. However, the amount of the actual contribution is contingent on the actual rate of return on our plan assets during 2017 and the December 31, 2017 discount rate.
Regulatory Requirements
CME and CMECE are regulated by the CFTC as U.S. Derivatives Clearing Organizations (DCO). DCOs are required to maintain capital, as defined by the CFTC, in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. CME was designated by the Financial Stability Oversight Council as a systemically important DCO under Title VIII of Dodd-Frank. As a result, CME must comply with the requirements for financial resources and liquidity resources. CME and CMECE are in compliance with all DCO financial requirements.
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
Interest Rate Risk
Debt outstanding at December 31, 2016 consisted of fixed-rate borrowings of $2.2 billion. Changes in interest rates impact the fair values of fixed-rate debt, but do not impact earnings or cash flows. We did not have any variable-rate borrowings at December 31, 2016.
Credit Risk
Our clearing houses act as the counterparties to all trades consummated on our exchanges as well as through third party exchanges and swaps markets for which we provide clearing services. As a result, we are exposed to significant credit risk of third parties, including clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.
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
In the unlikely event of a payment default by a clearing firm, we would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm's guaranty fund contributions, performance bonds and any other available assets, such as assets required for clearing membership and any associated trading rights. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to us by the parent company of the clearing firm. Thereafter, if the payment default remains unsatisfied, we would use our corporate contributions designated for the respective financial safeguard package. We would then use guaranty fund contributions of other clearing firms within the respective financial safeguard package and funds collected through an assessment against solvent clearing firms within the respective financial safeguard package to satisfy the deficit.
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
At December 31, 2016, aggregate performance bond deposits for clearing firms for all three CME financial safeguard packages (excluding the safeguard packages for CMECE) was $149.6 billion, including $35.6 billion of cash performance bond deposits and $2.3 billion of letters of credit. A defaulting firm's performance bond deposits can be used in the event of default of that clearing firm.

The following shows the available assets at December 31, 2016 in the event of a payment default by a clearing firm for the base financial safeguard package after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing Available Assets
Designated corporate contributions for futures and options(1)	$100.0
Guaranty fund contributions(2)	3,330.5
Assessment powers(3)	9,158.9
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

(3)
In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our corporate contribution and the non-defaulting clearing firms' guaranty fund contributions, we would assess all non-defaulting clearing members as provided in the rules governing the guaranty fund. We could assess non-defaulting clearing members 275% of their existing guaranty fund requirements up to a maximum of 550% of their existing guaranty fund requirements as provided in the rules. Assessment powers are calculated to reflect the potential obligation that each clearing member could be called for in the event clearing member defaults exhaust the guaranty fund, however the total amount available would be reduced by the defaulted clearing members assessment obligations since they would no longer be able to satisfy their obligations.

The following shows the available assets for the interest rate swap financial safeguard package at December 31, 2016 in the event of a payment default by a clearing firm that clears interest rate swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing Available Assets
Designated corporate contributions for interest rate swap contracts(1)	$150.0
Guaranty fund contributions(2)	1,970.3
Assessment powers(3)	917.3
_______________

(1)
CME Clearing designates $150.0 million of corporate contributions to satisfy a clearing firm default in the event that the defaulting clearing firm's guaranty contributions and performance bonds do not satisfy the deficit.

(2)	Guaranty fund contributions of clearing firms for interest rate swap contracts include guaranty fund contributions required of those clearing firms.

(3)
In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our corporate contribution and the non-defaulting firms' guaranty fund contributions, we would assess non-defaulting clearing members as provided in the rules governing the interest rate swap guaranty fund.

The following shows the available assets for the credit default swap financial safeguard package at December 31, 2016 in the event of a payment default by a clearing firm that clears credit default swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing Available Assets
Designated corporate contributions for credit default swap contracts(1)	$50.0
Guaranty fund contributions(2)	700.0
Assessment powers(3)	101.5
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

(3)
In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our corporate contribution and the non-defaulting firms' guaranty fund contributions, we would assess non-defaulting clearing members as provided in the rules governing the credit default swap guaranty fund.

CMECE
We maintain two separate financial safeguard packages for CMECE Clearing member firms:

•	a financial safeguard package for CMECE commodity and foreign exchange clearing firms and

•	a financial safeguard package for CMECE interest rate swap clearing firms.
Under the financial safeguard package for CMECE commodity and foreign exchange clearing firms, we would first apply assets of the defaulting clearing firm to satisfy its payment obligations in the unlikely event of default by a CMECE clearing firm. These assets include the defaulting firm's performance bonds and guaranty fund contributions. Thereafter, if the default remains unsatisfied after first applying assets of the defaulting clearing firm to satisfy its payment obligation, we would use guaranty fund contributions of $50.0 million from CMECE funds. Clearing firms' contributions to the commodity and foreign exchange guaranty fund totaled $24.8 million at December 31, 2016. Once clearing firms fully contribute to the guaranty fund, we would use at least $20.0 million of CMECE funds in addition to the clearing firms' guaranty fund contributions in the event of a default of a commodity or foreign exchange clearing firm.
We also maintain a financial safeguard package for CMECE interest rate swap clearing firms. In the unlikely event of default by a CMECE clearing firm, we would first apply assets of the defaulting clearing firm to satisfy its payment obligations. These assets include the defaulting firm's performance bonds and guaranty fund contributions. If the default remains unsatisfied, we would apply guaranty fund contributions of $39.8 million that will be contributed by CMECE. The interest rate swap clearing firms' contributions to the interest rate swap guaranty fund totaled $92.3 million at December 31, 2016.
Aggregate cash performance bond deposits for CMECE clearing firms for the commodity and foreign exchange clearing firms and interest rate swap clearing firms were $156.3 million at December 31, 2016. There were no non-cash performance bonds on deposit at December 31, 2016.
Foreign Currency Exchange Rate Risk
Foreign Currency Transaction Risk
We have foreign currency transaction risk related to changes in exchange rates on British pound cash balances held at subsidiaries with a U.S. dollar functional currency. Gains and losses on foreign currency transactions result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other assets and liabilities denominated in foreign currencies. During 2016, the exchange rate between the British pound and the U.S. dollar fluctuated from a high of $1.48 per pound to a low of $1.22 per pound. Aggregate transaction losses for 2016, 2015 and 2014 were $24.5 million, $11.3 million and $15.4 million, respectively. We expect the foreign currency gain/loss to continue to fluctuate as long as we continue to hold cash as well as certain assets and liabilities at those subsidiaries.
Foreign Currency Translation Risk
We have foreign currency translation risk related to the translation of our foreign subsidiaries' assets and liabilities from their respective functional currencies to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets and liabilities we report in our consolidated balance sheets. The financial statements of certain of our foreign subsidiaries are denominated in various currencies and are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of shareholders' equity and comprehensive income. Aggregate translation losses, net of tax, for 2016, 2015 and 2014 were $6.9 million, $6.6 million and $3.1 million, respectively.
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
At December 31, 2016, we owned an approximate 2% interest in BM&FBOVESPA S. A. (BM&FBOVESPA). The fair value and cost basis of our investment were $218.7 million and $157.0 million, respectively. In January 2017, we sold our remaining ownership interest in BM&FBOVESPA for approximately $244.1 million.
At December 31, 2016, we also owned an approximate 2% interest in Bolsa Mexicana de Valores, S.A.B. de C.V. (Bolsa Mexicana), which had a fair value of $15.4 million and a cost basis of $17.3 million. This investment in Bolsa Mexicana remains subject to equity price fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data; shares in thousands)

	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$1,868.6	$1,692.6
Marketable securities	83.3	72.5
Accounts receivable, net of allowance of $3.5 and $1.9	364.4	357.8
Other current assets (includes $30.0 and $32.0 in restricted cash)	171.7	228.6
Performance bonds and guaranty fund contributions	37,543.5	35,553.0
Total current assets	40,031.5	37,904.5
Property, net	425.2	491.7
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,441.8	2,537.9
Goodwill	7,569.0	7,569.0
Other assets (includes $61.7 and $70.5 in restricted cash)	1,726.6	1,681.0
Total Assets	$69,369.4	$67,359.4

Liabilities and Equity
Current Liabilities:
Accounts payable	$26.2	$28.7
Other current liabilities	1,376.7	1,242.8
Performance bonds and guaranty fund contributions	37,542.7	35,553.0
Total current liabilities	38,945.6	36,824.5
Long-term debt	2,231.2	2,229.3
Deferred income tax liabilities, net	7,291.0	7,358.3
Other liabilities	560.9	395.5
Total Liabilities	49,028.7	46,807.6

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of December 31, 2016 and 2015; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized as of December 31, 2016 and 2015, 338,240 and 336,938 shares issued and outstanding as of December 31, 2016 and 2015, respectively	3.4	3.4
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of December 31, 2016 and 2015	—	—
Additional paid-in capital	17,826.9	17,721.6
Retained earnings	2,524.5	2,907.6
Accumulated other comprehensive income (loss)	(14.1)	(80.8)
Total shareholders’ equity	20,340.7	20,551.8
Total Liabilities and Equity	$69,369.4	$67,359.4

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)

	Year Ended December 31,
	2016	2015	2014
Revenues
Clearing and transaction fees	$3,036.4	$2,783.9	$2,616.3
Market data and information services	406.5	399.4	356.3
Access and communication fees	91.4	86.1	82.7
Other	60.9	57.4	57.2
Total Revenues	3,595.2	3,326.8	3,112.5
Expenses
Compensation and benefits	541.0	553.7	552.1
Communications	26.8	27.8	32.0
Technology support services	70.8	64.5	58.2
Professional fees and outside services	144.4	122.8	129.0
Amortization of purchased intangibles	96.1	99.4	100.6
Depreciation and amortization	129.2	129.2	132.6
Occupancy and building operations	86.7	92.5	96.8
Licensing and other fee agreements	135.8	123.8	114.2
Other	161.7	124.4	128.6
Total Expenses	1,392.5	1,338.1	1,344.1
Operating Income	2,202.7	1,988.7	1,768.4

Non-Operating Income (Expense)
Investment income	141.8	30.1	35.8
Gains (losses) on derivative investments	—	(1.8)	—
Interest and other borrowing costs	(123.5)	(117.4)	(119.4)
Equity in net earnings (losses) of unconsolidated subsidiaries	110.2	100.0	84.8
Other non-operating income (expense)	(43.6)	(42.8)	1.8
Total Non-Operating	84.9	(31.9)	3.0
Income before Income Taxes	2,287.6	1,956.8	1,771.4
Income tax provision	753.5	709.8	644.5
Net Income	1,534.1	1,247.0	1,126.9
Less: net income (loss) attributable to non-controlling interests	—	—	(0.2)
Net Income Attributable to CME Group	$1,534.1	$1,247.0	$1,127.1

Earnings per Common Share Attributable to CME Group:
Basic	$4.55	$3.71	$3.37
Diluted	4.53	3.69	3.35
Weighted Average Number of Common Shares:
Basic	337,496	336,224	334,409
Diluted	338,966	337,894	336,063

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$1,534.1	$1,247.0	$1,126.9
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	170.0	(78.0)	(116.6)
Reclassification of gains (losses) on sale included in investment income	(48.7)	8.5	—
Income tax benefit (expense)	(45.8)	(2.6)	(5.2)
Investment securities, net	75.5	(72.1)	(121.8)
Defined benefit plans:
Net change in defined benefit plans arising during the period	(5.1)	(11.2)	(30.0)
Amortization of net actuarial (gains) losses and prior service costs included in compensation and benefits expense	3.2	2.7	0.3
Income tax benefit (expense)	0.7	3.2	11.2
Defined benefit plans, net	(1.2)	(5.3)	(18.5)
Derivative investments:
Net unrealized holding gains (losses) arising during the period	—	(4.7)	(2.3)
Ineffectiveness on cash flow hedges	—	1.8	—
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(1.2)	(1.2)	(1.5)
Income tax benefit (expense)	0.5	1.1	1.4
Derivative investments, net	(0.7)	(3.0)	(2.4)
Foreign currency translation:
Foreign currency translation adjustments	(8.2)	(10.6)	(5.2)
Income tax benefit (expense)	1.3	4.0	2.1
Foreign currency translation, net	(6.9)	(6.6)	(3.1)
Other comprehensive loss, net of tax	66.7	(87.0)	(145.8)
Comprehensive income	1,600.8	1,160.0	981.1
Less: comprehensive income attributable to non-controlling interests	—	—	(0.2)
Comprehensive Income Attributable to CME Group	$1,600.8	$1,160.0	$981.3

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2014	335,452	3	$17,600.0	$3,317.3	$6.2	$20,923.5
Net income attributable to CME Group and non-controlling interest				1,247.0		1,247.0
Other comprehensive income attributable to CME Group					(87.0)	(87.0)
Dividends on common stock of $4.90 per share				(1,656.7)		(1,656.7)
Tax effect and gain related to purchase of non-controlling interest			9.3			9.3
Exercise of stock options	984		64.0			64.0
Excess tax benefits from option exercises and restricted stock vesting			3.8			3.8
Vesting of issued restricted Class A common stock	456		(17.2)			(17.2)
Shares issued to Board of Directors	26		2.4			2.4
Shares issued under Employee Stock Purchase Plan	20		1.9			1.9
Stock-based compensation			60.8			60.8
Balance at December 31, 2015	336,938	3	$17,725.0	$2,907.6	$(80.8)	$20,551.8

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2015	336,938	3	$17,725.0	$2,907.6	$(80.8)	$20,551.8
Net income attributable to CME Group and non-controlling interest				1,534.1		1,534.1
Other comprehensive income attributable to CME Group					66.7	66.7
Dividends on common stock of $5.65 per share				(1,917.2)		(1,917.2)
Exercise of stock options	686		51.8			51.8
Excess tax benefits from option exercises and restricted stock vesting			9.5			9.5
Vesting of issued restricted Class A common stock	570		(26.8)			(26.8)
Shares issued to Board of Directors	26		2.5			2.5
Shares issued under Employee Stock Purchase Plan	20		2.1			2.1
Stock-based compensation			66.2			66.2
Balance at December 31, 2016	338,240	3	$17,830.3	$2,524.5	$(14.1)	$20,340.7

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income	$1,534.1	$1,247.0	$1,126.9
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	66.2	60.8	54.8
Amortization of purchased intangibles	96.1	99.4	100.6
Depreciation and amortization	129.2	129.2	132.6
Loss on datacenter	27.1	—	—
(Gain) loss on sale of BM&FBOVESPA shares	(48.4)	8.5	—
Debt prepayment costs	—	61.8	—
Undistributed earnings, net of losses, of unconsolidated subsidiaries	(2.3)	(5.1)	(8.6)
Deferred income taxes	(83.0)	63.3	78.9
Change in:
Accounts receivable	(8.1)	(17.3)	(38.5)
Other current assets	3.2	(12.7)	3.7
Other assets	5.4	(4.0)	(11.5)
Accounts payable	(2.6)	(8.2)	0.7
Income taxes payable	60.5	(82.1)	(105.6)
Other current liabilities	(39.2)	(21.1)	(46.1)
Other liabilities	(22.5)	(9.8)	(2.8)
Other	0.3	5.6	6.3
Net Cash Provided by Operating Activities	1,716.0	1,515.3	1,291.4

Cash Flows from Investing Activities
Proceeds from maturities and sales of available-for-sale marketable securities	41.7	38.3	37.5
Purchases of available-for-sale marketable securities	(45.9)	(35.3)	(38.3)
Purchases of property, net	(91.8)	(114.2)	(140.7)
Proceeds from sale of building properties	—	—	7.9
Investments in business ventures	(9.1)	(16.7)	(65.5)
Proceeds from sale of business ventures	8.8	—	—
Proceeds from sale of BM&FBOVESPA shares	150.0	138.8	—
Settlement of derivative related to debt issuance	—	7.0	—
Net Cash Provided by (Used in) Investing Activities	53.7	17.9	(199.1)

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Financing Activities
Proceeds from other borrowings, net of issuance costs	$—	$743.7	$—
Repayment of other borrowings	—	(673.0)	(750.0)
Cash dividends	(1,787.2)	(1,343.4)	(1,496.8)
Proceeds from finance lease obligation	130.0	—	—
Proceeds from exercise of stock options	51.8	64.0	53.3
Purchase of non-controlling interest	—	—	(4.7)
Excess tax benefits related to employee option exercises and restricted stock vesting	9.5	7.1	4.0
Settlement of contingent consideration	—	(7.0)	(3.6)
Other	2.2	1.9	1.9
Net Cash Used in Financing Activities	(1,593.7)	(1,206.7)	(2,195.9)

Net change in cash and cash equivalents	176.0	326.5	(1,103.6)
Cash and cash equivalents, beginning of period	1,692.6	1,366.1	2,469.7
Cash and Cash Equivalents, End of Period	$1,868.6	$1,692.6	$1,366.1

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$706.7	$716.6	$641.5
Interest paid	84.8	89.1	111.4
Non-cash financing activities:
Declaration of annual variable dividend, payable in January 2017, January 2016 and January 2015	1,099.3	977.1	670.9

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
CME Group offers a wide range of products for trading and/or clearing, including those based on interest rates, credit default, equity indexes, foreign exchange, agricultural commodities, energy and metals. Trades are executed through CME Group's electronic trading platforms, open outcry and privately negotiated transactions. Through its clearing houses, CME Group offers clearing, settlement and guarantees for all products cleared through the exchange.
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
Accounts Receivable. Accounts receivable are comprised of trade receivables and unbilled revenue, including clearing and transaction fees and market data and information services revenue. All accounts receivable are stated at cost. Exposure to losses on receivables for clearing and transaction fees and other amounts owed by clearing firms is dependent on each clearing firm's financial condition and the memberships that collateralize fees owed to the exchange. The exchange retains the right to liquidate exchange memberships to satisfy a clearing firm's receivable. The allowance for doubtful accounts is calculated based on historical losses and management's assessment of probable future collections.

Performance Bonds and Guaranty Fund Contributions. Performance bonds and guaranty fund contributions held for clearing firms may be in the form of cash, securities or other non-cash deposits.
Performance bonds and guaranty fund contributions received in the form of cash held by CME and CMECE may be invested in U.S. government securities, U.S. government agency securities and certain foreign government securities acquired through and held by a bank or broker-dealer subsidiary of a bank, a cash account at the Federal Reserve Bank of Chicago, reverse repurchase agreements secured with highly rated government securities, money market funds or through CME's Interest Earning Facility (IEF) program. Any interest earned on CME investments accrues to CME and is included in investment income in the consolidated statements of income. CME and CMECE may distribute any interest earned on CME and CMECE investments to the clearing firms at their discretion. Because CME and CMECE have control of the cash collateral and the benefits and risks of ownership accrue to CME and CMECE, cash performance bonds and guaranty fund contributions are reflected in the consolidated balance sheets. Performance bonds and guaranty fund contributions assets on the consolidated balance sheets include reinvestments in U.S. Treasury and U.S. government agency securities with maturity dates of 90 days or less. U.S. Treasury and U.S. government agency securities are purchased by CME, at its discretion, using cash collateral.
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
Property, Equipment and Leasehold Improvements. Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, generally over two to thirty-nine years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Land is reported at cost. Internal and external costs incurred in developing or obtaining computer software for internal use which meet the requirements for capitalization are amortized on a straight-line basis over the estimated useful life of the software, generally two to four years.
Operating Leases. Most leases in which the company is the tenant are accounted for as operating leases. Landlord allowances are recorded as a reduction to rent expense on a straight-line basis over the term of the lease. For sale leaseback transactions, the company evaluates the sale and the lease arrangement based on the company's continuing involvement and recognizes the sale leaseback as either a sale leaseback transaction or under the financing method, which requires the asset to remain on the consolidated balance sheets throughout the term of the lease and the proceeds to be recognized as a finance lease obligation. A portion of the lease payments is recognized as a reduction of the finance lease obligation and a portion is recognized as interest expense based on an imputed interest rate.
Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The company reviews goodwill and indefinite-lived intangible assets for impairment at least quarterly and whenever events or circumstances indicate that their carrying values may not be recoverable. The company may test goodwill quantitatively for impairment by comparing the carrying value of a reporting unit to its estimated fair value. Estimating the fair value of a reporting unit involves significant judgments inherent in the analysis including estimating the amount and timing of future cash flows and the selection of appropriate discount rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit. If the carrying amount exceeds fair value, an impairment loss is recorded. In certain circumstances, goodwill may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value.
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
Intangible assets subject to amortization are also assessed for impairment at least annually or when indicated by a change in economic or operational circumstances. The impairment assessment of these assets requires management to first compare the book value of the amortizing asset to undiscounted cash flows only if there are indicators of a change in circumstances. If the book value exceeds the undiscounted cash flows, management is then required to estimate the fair value of the assets and record an impairment loss for the excess of the carrying value over the fair value and annually challenge the useful lives.
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
Other Revenues. Other revenues include processing services revenue, which is revenue generated from various strategic relationships, as well as management fees earned under the IEF programs and collateral management fees. For processing services revenue and IEF revenue, revenue is recognized as services are provided.
Concentration of Revenue. One firm represented 13% and another firm represented 11% of the company's clearing and transaction fees revenue in 2016. One firm represented 13% of the company's clearing and transaction fees revenue in 2015 and one firm represented 12% of the company's clearing and transaction fees revenue in 2014. Should a clearing firm withdraw from the exchange, management believes that the customer portion of that firm's trading activity would likely transfer to another clearing firm. Therefore, management does not believe that the company is exposed to significant risk from the ongoing loss of revenue received from a particular clearing firm.
The two largest resellers of market data represented approximately 40% of market data and information services revenue in 2016, 43% in 2015, and 44% in 2014. Should one of these vendors no longer subscribe to the company's market data, management believes that the majority of that firm's customers would likely subscribe to the market data through another reseller. Therefore, management does not believe that the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.
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
Newly Adopted and Recently Issued Accounting Pronouncements. In the first quarter of 2016, the company adopted the Financial Accounting Standards Board (FASB) standards update regarding changes to the presentation of debt issuance costs. The update requires debt issuance costs related to a recognized debt liability to be presented as a deduction from the carrying value of the debt liability. Previously, debt issuance costs were recognized as deferred charges within other assets in the consolidated balance sheets. The standards update was applied on a retrospective basis, adjusting all prior periods presented, as if the new accounting methodology was in effect during those periods. At December 31, 2015, $12.1 million of debt issuance costs were reclassified in the consolidated balance sheet from other assets to long-term debt compared with what was previously reported. At December 31, 2016, $11.1 million of debt issuance costs were deducted from long-term debt. The change in accounting policy has been reflected in the table within Note 8.
In the first quarter of 2016, the company adopted the FASB's standards update that simplifies the classification of deferred tax assets and liabilities. The update eliminated the previous requirement to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, all deferred tax assets, along with valuation allowances, and deferred tax liabilities are required to be classified as non-current. Companies are still required to offset deferred tax assets and liabilities for each taxpaying component within a tax jurisdiction. Beginning in the first quarter of 2016, the company adopted this standards update on a prospective basis and classified all deferred tax assets and liabilities as non-current within the tables in Note 10. Prior period deferred tax assets and liabilities were not retrospectively adjusted.
In May 2014, the FASB issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting standards with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The application of the new standard becomes effective in the first annual period beginning after December 15, 2017, with early adoption permitted. This guidance may be adopted using one of two transition methods: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial adoption (the modified retrospective approach). Management is on course to comply with the guidance by the effective date. The project team is currently in the contract review phase, which is expected to be completed by mid-2017. Management expects to reach a conclusion on whether there will be changes in revenue recognition, which method of adoption will be used and the impact the guidance will have on policies, process and controls towards the end of 2017.
In January 2016, the FASB issued a standards update that will change how entities measure certain equity investments. It does not change the guidance for classifying and measuring investments in debt securities and loans. Under the new guidance, entities will have to measure many equity investments at fair value and recognize any changes in fair value in net income, unless the investments qualify for a practicability exception. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale in other comprehensive income. The update is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The company is still in the process of evaluating the impact of this update on the consolidated financial statements.

In February 2016, the FASB issued a standards update that requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. The guidance for lessors is largely unchanged from current U.S. GAAP. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The company is in the process of evaluating the impact of this update on the consolidated financial statements.
In March 2016, the FASB issued a standards update that will change certain aspects of accounting for share-based payments to employees. The guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The update is effective for reporting periods beginning after December 15, 2016. The company will implement this standards update in the first quarter of 2017 and update the disclosure according to the new requirements.
In June 2016, the FASB issued guidance that changes how credit losses are measured for most financial assets measured at amortized cost and certain other instruments. The standard requires an entity to estimate its lifetime expected credit loss and record an allowance, that when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. This forward-looking expected loss model generally will result in the earlier recognition of allowances for losses. The standard also amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available for sale debt security is a credit loss. Severity and duration of the unrealized loss are no longer permissible factors in concluding whether a credit loss exists. Entities will recognize improvements to estimated credit losses on available for sale debt securities immediately in earnings rather than as interest income over time. The standard is effective for reporting periods beginning after December 15, 2019. The standard’s provisions must be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted for reporting periods beginning in 2019. The company is in the process of evaluating the impact of this standard on the consolidated financial statements.
In November 2016, the FASB issued a standards update aimed at promoting consistency in the classification and presentation of changes in restricted cash on the statement of cash flows. Previously, there was diversity in practice as to whether the change in restricted cash was included in the reconciliation of beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, as well as amounts described as restricted cash on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The amendments must be applied using a retrospective transition method to each period presented. The company is in the process of evaluating the impact of this update on our consolidated financial statements.
3. MARKETABLE SECURITIES
Available-for-Sale Securities. Certain marketable securities have been classified as available-for-sale. The amortized cost and fair value of these securities at December 31 were as follows:

	2016		2015
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$—	$—	$16.1	$16.2
Corporate debt securities	20.0	20.2	—	—
Asset-backed security	0.6	0.3	0.7	0.3
Equity securities	0.1	0.1	0.1	0.1
Total	$20.7	$20.6	$16.9	$16.6
The U.S. Treasury securities and corporate debt securities are maintained for a non-qualified retirement and benefit plan under the COMEX Members' Recognition and Retention Plan (MRRP) (note 11).
Net unrealized gains (losses) on marketable securities classified as available-for-sale are reported as a component of other comprehensive income (loss) and included in the accompanying consolidated statements of comprehensive income and consolidated statements of equity.
The fair value and gross unrealized losses of the asset-backed security were $0.3 million and $0.3 million, respectively, at December 31, 2016. The asset-backed security was in an unrealized loss position for more than 12 months at December 31, 2016 and was deemed not to be other-than-temporarily impaired. The company does not intend to sell and is not required to sell this asset-backed security prior to maturity.

The amortized cost and fair value of the corporate debt securities and asset-backed security at December 31, 2016, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Maturity of one year or less	$0.2	$0.2
Maturity between one and five years	7.3	7.4
Maturity between five and ten years	5.7	5.7
Maturity greater than ten years	7.4	7.2
Total	$20.6	$20.5
Trading Securities. The company maintains additional investments in a diverse portfolio of mutual funds related to its non-qualified deferred compensation plans (note 11). The fair value of these securities was $62.7 million and $55.9 million at December 31, 2016 and 2015, respectively.
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
Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared credit default swap and interest rate swap contracts, the maximum exposure related to CME's guarantee would be one full day of changes in fair value of all open positions, before considering CME's ability to access defaulting clearing firms' collateral. During 2016, the clearing houses transferred an average of approximately $3.2 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing houses reduce the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2016.
At December 31, 2016, performance bond and guaranty fund contribution assets on the consolidated balance sheets include cash as well as U.S. Treasury and U.S. government agency securities with maturity dates of 90 days or less. U.S. Treasury and U.S. government agency securities are purchased by CME, at its discretion, using cash collateral. The benefits, including interest earned, and risks of ownership accrue to CME. Interest earned is included in investment income on the consolidated statements of income. The U.S. Treasury and U.S. government agency securities held at December 31, 2016 will mature during the first quarter of 2017.

The amortized cost and fair value of these securities at December 31 were as follows:

	2016		2015
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$5,548.9	$5,549.0	$10,973.9	$10,973.9
U.S. government agency securities	1,228.3	1,228.3	—	—
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. CME has received approval to establish this account at the Federal Reserve Bank of Chicago for clearing members' proprietary cash balances and the account is now operational. At December 31, 2016, CME maintained $6.2 billion within the cash account at the Federal Reserve Bank of Chicago.
CME Clearing
Clearing firms, at their option, may instruct CME to deposit the cash held by CME into one of the IEF programs. The total principal in the IEF programs was $6.8 billion at December 31, 2016 and $11.3 billion at December 31, 2015. The consolidated statements of income reflect management fees earned under the IEF programs of $10.1 million, $11.3 million and $14.9 million during 2016, 2015 and 2014, respectively. These fees are included in other revenues.
CME and The Options Clearing Corporation (OCC) have a perpetual cross-margin arrangement, whereby a clearing firm may maintain a cross-margin account in which a CME clearing firm's positions in certain equity index futures and options are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or CME's proportionate share per that agreement. If a participating firm defaults, the gain or loss on the liquidation of the firm's open position and the proceeds from the liquidation of the cross-margin account would be allocated 50% each to CME and OCC. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2016.
In addition, CME has perpetual cross-margin agreements with Fixed Income Clearing Corporation (FICC) whereby the clearing firms' offsetting positions with CME and FICC are subject to reduced performance bond requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC, each clearing house may reduce that firm's performance bond requirements. In the event of a firm default, the total liquidation net gain or loss on the firm's offsetting open positions and the proceeds from the liquidation of the performance bond collateral held by each clearing house's supporting offsetting positions would be divided evenly between CME and FICC. Additionally, if, after liquidation of all the positions and collateral of the defaulting firm at each respective clearing organization, and taking into account any cross-margining loss sharing payments, any of the participating clearing organizations has a remaining liquidating surplus, and any other participating clearing organization has a remaining liquidating deficit, any additional surplus from the liquidation would be shared with the other clearing house to the extent that it has a remaining liquidating deficit. Any remaining surplus funds would be passed to the bankruptcy trustee. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2016.
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
CME maintains a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by CME Clearing. CME may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between CME and its clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $7.0 billion. At December 31, 2016, guaranty fund contributions available for CME clearing firms were $6.0 billion. CME has the option to request an increase in the line from $7.0 billion to $10.0 billion, subject to the approval of participating banks. In addition to the 364-day fully secured, committed multi-currency line of credit, the company also has the option to use the $2.3 billion multi-currency revolving senior credit facility to provide liquidity for the clearing house in the unlikely event of default.
CMECE
CMECE maintains a guaranty fund for CMECE commodity and foreign exchange clearing firms. In the unlikely event of default by a CMECE clearing firm, CMECE would first apply assets of the defaulting clearing firm to satisfy its payment obligations. These assets include the defaulting firm's performance bonds and guaranty fund contributions. Thereafter, if the default remains unsatisfied after first applying assets of the defaulting clearing firm to satisfy its payment obligation, CMECE would use guaranty fund contributions of $50.0 million of CMECE funds. At December 31, 2016, clearing firms contribution to the commodity and foreign exchange guaranty fund was $24.8 million. Once clearing firms fully contribute to the guaranty fund, CMECE will still use at least $20.0 million of CMECE funds in addition to the commodity or foreign exchange clearing firms' guaranty fund contributions in the event of a default.
CMECE also maintains a guaranty fund for CMECE interest rate swap clearing firms. In the unlikely event of default by a CMECE clearing firm, CMECE would first apply assets of the defaulting clearing firm to satisfy its payment obligations. These assets include the defaulting firm's performance bonds and guaranty fund contributions. If the default remains unsatisfied, CMECE would apply guaranty fund contributions of $39.8 million for interest rate swap clearing firms that will be contributed by CMECE. Interest rate swap clearing firm contributions to the interest rate swap guaranty fund totaled $92.3 million at December 31, 2016.
CME and CMECE
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
Cash and non-cash deposits held as performance bonds and guaranty fund contributions at fair value at December 31 for CME and CMECE were as follows:

	2016		2015
(in millions)	Cash	Non-Cash Deposits and IEF Funds	Cash	Non-Cash Deposits and IEF Funds
Performance bonds[1]	$35,726.5	$111,764.2	$33,592.8	$91,954.4
Guaranty fund contributions	1,702.4	5,246.3	1,919.2	5,290.0
Cross-margin arrangements	107.9	351.3	37.8	163.7
Performance bond collateral for delivery	6.7	—	3.2	—
Total	$37,543.5	$117,361.8	$35,553.0	$97,408.1
(1) Cash performance bonds include cash collateral reinvested in U.S. Treasury securities at December 31, 2016 and 2015 and U.S. government agency securities at December 31, 2016.
Performance bonds and guaranty fund contributions include collateral for clearing firms for both clearing houses. Cross-margin arrangements include collateral for the cross-margin accounts with OCC and FICC. The performance bond collateral for delivery includes deposits to meet CBOT delivery requirements.
Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $131.7 million and $210.2 million at December 31, 2016 and 2015, respectively. Intraday settlements may be invested on an overnight basis and are offset by an equal liability owed to clearing firms.
In addition to cash, securities and other non-cash deposits, irrevocable letters of credit may be used as performance bond deposits for clearing firms. At December 31, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in millions)	2016	2015
Performance bonds	$2,273.7	$2,642.6
Performance bond collateral for delivery	1,759.8	1,208.0
Total Letters of Credit	$4,033.5	$3,850.6
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
The net cost basis of the property and equipment legally sold was $153.1 million at the date of the sale. At March 31, 2016, the company wrote down the property and equipment to a fair value of $130.0 million based on qualitative indications of impairment and a quantitative analysis based on undiscounted cash flows. The company recognized a net loss on the transaction of $27.1 million through other expenses, which includes the write down to fair value and certain other transaction-related costs. The company recognized a total net loss and expenses of $28.6 million, which also includes $1.5 million of legal and other fees incurred. The property and equipment legally sold will continue to be recognized on the consolidated balance sheets and will continue to be depreciated on the consolidated statements of income over the useful life.
A summary of the property accounts at December 31 is presented below:

(in millions)	2016	2015	Estimated Useful Life
Land and land improvements	$7.8	$17.7	10 - 20 years (1)
Building and building improvements	179.4	280.8	3 - 39 years
Leasehold improvements	180.3	248.5	3 - 24 years
Furniture, fixtures and equipment	293.4	333.3	2 - 7 years
Software and software development costs	361.5	400.0	2 - 4 years
Total property	1,022.4	1,280.3
Less accumulated depreciation and amortization	(597.2)	(788.6)
Property, net	$425.2	$491.7
(1) Estimated useful life applies only to land improvements.

6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consisted of the following at December 31:

	2016			2015
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(849.2)	$1,989.6	$2,838.8	$(754.5)	$2,084.3
Technology-related intellectual property	29.4	(28.6)	0.8	29.4	(27.2)	2.2
Other	2.4	(1.0)	1.4	2.4	(1.0)	1.4
Total Amortizable Intangible Assets	$2,870.6	$(878.8)	1,991.8	$2,870.6	$(782.7)	2,087.9

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total Intangible Assets—Other, Net			$2,441.8			$2,537.9
Trading products (1)			$17,175.3			$17,175.3
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

The originally assigned useful lives for the amortizable intangible assets as of December 31, 2016 are as follows:

Clearing firm, market data and other customer relationships	5 - 30 years
Technology-related intellectual property	4 - 5 years
Other	3 - 24.5 years
Total amortization expense for intangible assets was $96.1 million, $99.4 million and $100.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)
2017	$95.5
2018	94.7
2019	94.7
2020	94.7
2021	94.7
Thereafter	1,517.5

Goodwill activity consisted of the following for the years ended December 31, 2016 and 2015:

(in millions)	Balance at December 31, 2015	Business Combinations	Divestitures	Other Activity	Balance at December 31, 2016
CBOT Holdings	$5,066.4	$—	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	—	2,462.2
Other	40.4	—	—	—	40.4
Total Goodwill	$7,569.0	$—	$—	$—	$7,569.0
(in millions)	Balance at December 31, 2014	Business Combinations	Divestitures	Other Activity	Balance at December 31, 2015
CBOT Holdings	$5,035.7	$—	$30.7	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	—	2,462.2
Other	71.1	—	(30.7)	—	40.4
Total Goodwill	$7,569.0	$—	$—	$—	$7,569.0
7. LONG-TERM INVESTMENTS
The company maintains various long-term investments as described below. The investments are recorded in other assets in the consolidated balance sheets.
BM&FBOVESPA S.A. At December 31, the company owned an approximate 2% interest in BM&FBOVESPA S. A. (BM&FBOVESPA). BM&FBOVESPA is a stock and derivatives exchange in Brazil. The company accounts for its investment in BM&FBOVESPA as an available-for-sale security. During 2016, the company sold approximately 28.0 million shares of BM&FBOVESPA and recognized a net gain of $48.4 million within investment income on the consolidated statements of income based on the average cost method. The fair value of the investment was $218.7 million and $199.1 million at December 31, 2016 and 2015, respectively. The cost basis of the investment was $157.0 million and $258.4 million at December 31, 2016 and 2015, respectively.
Bolsa Mexicana de Valores, S.A.B de C.V. The company owns an approximate 2% interest in Bolsa Mexicana de Valores, S.A.B. de C.V. (Bolsa Mexicana), a financial exchange operator in Mexico. The company accounts for its investment in Bolsa Mexicana stock as an available-for-sale security. The fair value of the investment in Bolsa Mexicana at December 31, 2016 and 2015 was $15.4 million and $15.5 million, respectively. The cost basis of the investment was $17.3 million at December 31, 2016 and 2015. The company and Bolsa Mexicana maintain a strategic partnership that includes an order routing agreement for derivative products.
Bursa Malaysia Derivatives Berhad. The company owns a 25% interest in Bursa Malaysia Derivatives Berhad (Bursa Malaysia), and accounts for its investment in Bursa Malaysia using the equity method of accounting. The company's investment in Bursa Malaysia was $28.3 million at December 31, 2016. The company and Bursa Malaysia have entered into several agreements including agreements to provide licensing, order routing and trade matching services.
DME Holdings Limited. The company owns an approximate 50% interest in DME Holdings Limited (DME Holdings), and accounts for its investment in DME Holdings using the equity method of accounting. The company's investment in DME Holdings was $17.4 million at December 31, 2016. The company and DME Holdings maintain an agreement for Dubai Mercantile Exchange futures contracts to be exclusively traded on the CME Globex platform.
S&P/DJI Indices LLC. The company owns a 27% interest in S&P/Dow Jones Indices LLC (S&P/DJI) and accounts for its investment in S&P/DJI using the equity method of accounting. The company's investment in S&P/DJI was $946.2 million at December 31, 2016. The company has long-term exclusive licensing agreements with S&P/DJI to list products based on the Standard & Poor's Indices and Dow Jones Indices.

8. DEBT
Long-term debt consisted of the following at December 31:

(in millions)	2016	2015
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$745.2	$744.4
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	744.2	743.4
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	741.8	741.5
Total long-term debt	$2,231.2	$2,229.3
 _______________

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

Long-term debt maturities, at par value, were as follows as of December 31, 2016:

(in millions)	Par Value
2017	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	2,250.0
9. DERIVATIVE INVESTMENTS
The company mitigates certain financial exposures to interest rate risk through the use of derivative financial instruments as part of its risk management program. All derivatives have been designated as cash flow hedges.
There were no derivative instruments outstanding in the consolidated balance sheets at December 31, 2016 and 2015.
The pre-tax effect of derivative instruments on the consolidated statements of income as well as accumulated other comprehensive income (OCI) within the consolidated statements of comprehensive income and consolidated statements of shareholders' equity for the years ended December 31, 2016 and 2015 were as follows:

	Gains (Losses) Recognized in OCI (Effective Portion)		(Gains) Losses Reclassified from Accumulated OCI (Effective Portion)			Gains (Losses) Recognized in Income (Ineffective Portion)
(in millions)	2016	2015	Location	2016	2015	Location	2016	2015
Interest rate contracts	$—	$(4.7)	Interest and other borrowing costs	$(1.2)	$(1.2)	Gains (losses) on derivative investments	$—	$(1.8)
At December 31, 2016, the company expects to reclassify $1.2 million of net gains on derivative instruments from accumulated other comprehensive income to net income as a net reduction to interest expense during the next twelve months.

10. INCOME TAXES
The company is subject to regulation under a wide variety of U.S., federal, state and foreign tax laws and regulations. Income before income taxes and the income tax provision consisted of the following for the years ended December 31:

(in millions)	2016	2015	2014
Income before income taxes:
Domestic	$2,221.8	$1,927.3	$1,783.7
Foreign	65.8	29.5	(12.3)
Total	$2,287.6	$1,956.8	$1,771.4
Income tax provision:
Current:
Federal	$684.4	$554.5	$526.4
State	118.6	81.0	36.5
Foreign	33.5	11.0	2.7
Total	836.5	646.5	565.6
Deferred:
Federal	(95.4)	75.6	47.1
State	10.0	(12.0)	32.4
Foreign	2.4	(0.3)	(0.6)
Total	(83.0)	63.3	78.9
Total Income Tax Provision	$753.5	$709.8	$644.5
Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	2016	2015	2014
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.7	3.0	1.6
Domestic production activities deduction	(1.3)	(1.3)	(1.4)
Increase (decrease) in domestic valuation allowance	(4.7)	0.1	0.1
Impact of revised state and local apportionment estimates	0.5	(0.7)	1.1
Other, net	(0.3)	0.2	—
Effective Tax Rate	32.9%	36.3%	36.4%
In 2016, the effective rate was lower than the statutory tax rate largely due to the release of the valuation allowances related to the sale of BM&FBOVESPA shares. These decreases were partially offset by an increase in state tax expense and the state apportionment impact on deferred tax liabilities.
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

At December 31, deferred income tax assets (liabilities) consisted of the following:

(in millions)	2016	2015
Net Current Deferred Income Tax Assets:
Unrealized loss on securities	$—	$1.1
Stock-based compensation	—	19.1
Accrued expenses and other	—	7.7
Net Current Deferred Income Tax Assets	$—	$27.9
Net Non-Current Deferred Income Tax Assets:
Domestic unrealized loss on investment in BM&FBOVESPA	$14.4	$85.6
Foreign losses	14.2	15.6
Domestic losses	4.9	14.1
Stock-based compensation	38.1	24.1
Deferred compensation and other benefit plans	32.6	31.8
Property	31.4	27.3
Unrealized losses on securities	21.2	14.9
Accrued expenses and other	12.4	—
Subtotal	169.2	213.4
Valuation allowance	(14.9)	(122.3)
Total non-current deferred income tax assets	154.3	91.1
Non-Current Deferred Income Tax Liabilities:
Purchased intangible assets	(7,445.3)	(7,434.1)
Accrued expenses and other	—	(15.3)
Total non-current deferred income tax liabilities	(7,445.3)	(7,449.4)
Net Non-Current Deferred Income Tax Liabilities	$(7,291.0)	$(7,358.3)
A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred income tax assets may not be realized. The ultimate realization of the deferred income tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
At December 31, 2016 and 2015, the company had domestic and foreign income tax loss carry forwards of $96.8 million and $124.5 million, respectively. These amounts primarily related to losses from the acquisition of Swapstream Limited and its affiliates, the acquisition of Pivot, Inc., losses incurred in the operation of various foreign entities and capital losses from the sales of securities. At December 31, 2016 and 2015, the company also had net built-in, unrealized capital gains (losses) of $19.3 million and $(270.9) million, respectively. At December 31, 2016 and 2015, the company determined that it was not more-likely-than-not that deferred income tax assets related to the acquisition of Swapstream Limited and its affiliates and other deferred income tax assets created from the start-up of various foreign operations will be fully realized. At December 31, 2015, the company also determined that it was not more-likely-than not that the deferred income tax assets related to certain capital losses and certain built-in losses would be fully realized. As a result, valuation allowances of $14.9 million and $122.3 million were recorded at December 31, 2016 and 2015, respectively.
The following is a summary of the company’s unrecognized tax benefits:

(in millions)	2016	2015	2014
Gross unrecognized tax benefits	$252.1	$206.9	$187.6
Unrecognized tax benefits, net of tax impacts in other jurisdictions	216.1	179.6	160.8
Unrecognized interest and penalties related to uncertain tax positions	32.7	19.5	11.0
Interest and penalties recognized in the consolidated statements of income	13.2	8.6	(12.5)
The company does not believe it is reasonably possible that within the next twelve months, unrecognized tax benefits will change by a significant amount.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in millions)	2016	2015	2014
Balance at January 1	$206.9	$187.6	$231.6
Additions based on tax positions related to the current year	29.6	20.4	30.5
Additions for tax positions of prior years	18.5	2.7	24.9
Reductions for tax positions of prior years	(2.8)	(3.8)	(51.8)
Reductions resulting from the lapse of statutes of limitations	(0.1)	—	—
Settlements with taxing authorities	—	—	(47.6)
Balance at December 31	$252.1	$206.9	$187.6
The company is subject to U.S. federal income tax as well as income taxes in Illinois and multiple other state, local and foreign jurisdictions.  As of December 31, 2016, substantially all federal and state income tax matters had been concluded through 2007 and 2006, respectively.
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
The following is a summary of the change in projected benefit obligation:

(in millions)	2016	2015
Balance at January 1	$217.3	$223.7
Service cost	16.7	18.4
Interest cost	10.3	9.8
Actuarial (gain) loss	5.3	(11.6)
Benefits paid	(9.7)	(23.0)
Balance at December 31	$239.9	$217.3
The aggregate accumulated benefit obligation was $211.4 million and $190.8 million at December 31, 2016 and 2015, respectively.
The following is a summary of the change in fair value of plan assets:

(in millions)	2016	2015	2014
Balance at January 1	$217.5	$225.1	$193.6
Actual return on plan assets	16.0	(7.2)	14.3
Employer contributions	15.0	22.6	26.0
Benefits paid	(9.7)	(23.0)	(8.8)
Balance at December 31	$238.8	$217.5	$225.1

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

(in millions)	2016	2015
Level 2:
Money market funds	$31.5	$26.5
Mutual funds:
Fixed income	68.6	61.6
Foreign equity	64.5	60.0
U.S. equity	63.9	59.9
Commodity	10.3	9.5
Total	$238.8	$217.5
At December 31, 2016, the projected benefit obligation exceeded the fair value of pension plan assets by $1.1 million and the excess was recorded as a non-current pension liability in other liabilities. At December 31, 2015, the fair value of pension plan assets exceeded the projected benefit obligation by $0.2 million and the excess was recorded as a non-current pension asset in other assets.
CME's funding goal is to have its pension plan 100% funded at each year-end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2016 assumptions have been used to project the assets and liabilities from December 31, 2016 to December 31, 2017. The result of this projection is that estimated liabilities would exceed the fair value of the plan assets at December 31, 2017 by approximately $13.9 million. Accordingly, it is estimated that a $13.9 million contribution in 2017 will allow the company to meet its funding goal.
The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate are indicated below:

(in millions)	2016	2015	2014
Components of Net Pension Expense:
Service cost	$16.7	$18.4	$17.1
Interest cost	10.3	9.8	9.6
Expected return on plan assets	(15.7)	(16.3)	(14.0)
Recognized net actuarial loss	3.2	2.7	0.6
Net Pension Expense	$14.5	$14.6	$13.3
Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	4.30%	4.60%	4.20%
Rate of compensation increase	5.00	5.00	5.00
Cash balance interest crediting rate	4.00	4.00	4.00
Assumptions Used to Determine Net Pension Expense:
Discount rate	4.60%	4.20%	5.10%
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	7.50	7.50	7.50
Interest crediting rate	4.00	4.00	4.00
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

	2016	2015
Fixed income	28.8%	28.3%
Foreign equity	27.0	27.6
U.S. equity	26.7	27.5
Money market funds	13.2	12.2
Commodity	4.3	4.4
The range of target allocation percentages for 2017 is as follows:

	Minimum	Maximum
Fixed income	33.0%	45.0%
U.S. equity	23.5	35.0
Foreign equity	23.5	35.0
Commodity	2.0	8.0
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
The pre-tax balance and activity of the prior service costs and actuarial losses for the pension plan, which are included in other comprehensive income (loss), for 2016 are as follows:

(in millions)	Prior Service Costs	Actuarial Loss
Balance at January 1	$0.1	$60.8
Unrecognized net loss	—	5.1
Recognized as a component of net pension expense	(0.1)	(3.1)
Balance at December 31	$—	$62.8
The company expects to amortize $3.5 million of actuarial loss and prior service costs from accumulated other comprehensive income (loss) into net periodic benefit costs in 2017.
At December 31, 2016, anticipated benefit payments from the plan in future years are as follows:

(in millions)
2017	$12.5
2018	14.0
2019	15.1
2020	16.0
2021	17.6
2022-2026	109.0
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
Aggregate expense for all of the defined contribution savings plans amounted to $11.3 million, $11.7 million and $11.2 million in 2016, 2015 and 2014, respectively.
CME Non-Qualified Plans. CME maintains non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the exchange and totaled $62.7 million and $55.9 million at December 31, 2016 and 2015 respectively. Although the value of the plans is recorded as an asset in marketable securities in the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense.
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
COMEX Members' Retirement Plan and Benefits. COMEX maintains a non-qualified retirement and benefit plan under the COMEX MRRP. This plan provides benefits to certain members of the COMEX division based on long-term membership, and participation is limited to individuals who were COMEX division members prior to NYMEX's acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of this acquisition. All benefits to be paid under the MRRP are based on reasonable actuarial assumptions which are based upon the amounts that are available and are expected to be available to pay benefits. Total contributions to the plan were $3.0 million in 2016, $2.0 million in 2015, and $0.8 million for 2014. At December 31, 2016 and 2015, the obligation for the MRRP totaled $19.4 million and $19.9 million, respectively. Assets with a fair value of $22.0 million and $22.0 million have been allocated to this plan at December 31, 2016 and 2015, respectively, and are included in marketable securities and cash and cash equivalents in the consolidated balance sheets. The balances in this plan are subject to the claims of general creditors of COMEX.
12. COMMITMENTS
Operating Leases. CME Group has entered into various non-cancellable operating lease agreements, with the most significant being as follows:

•
In March 2016, the company sold its datacenter and leased back a portion of the property. The sale leaseback transaction was recognized under the financing method and not as a sale leaseback arrangement. The operating lease, which has an initial lease term ending in March 2031, contains two consecutive renewal options for five years.

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

•
In January 2011, the company entered into an operating lease for office space in London. The initial lease term terminates on March 24, 2026, with an option to terminate without penalty in January 2021.

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

•
In August 2006, the company entered into an operating lease for additional office space in Chicago. The initial lease term terminates on November 30, 2023. The lease contains two 5-year renewal options beginning in 2023.

At December 31, 2016, future minimum payments under non-cancellable operating leases were payable as follows (in millions):

Year
2017	$59.0
2018	59.3
2019	60.0
2020	60.0
2021	55.2
Thereafter	309.6
Total	$603.1
Total rental expense, including equipment rental, was $47.9 million in 2016, $54.8 million in 2015 and $51.0 million in 2014.
Other Commitments. Commitments include material contractual purchase obligations that are non-cancellable. Purchase obligations relate to advertising, licensing, hardware, software and maintenance as well as telecommunication services. At December 31, 2016, future minimum payments due under purchase obligations were payable as follows (in millions):

Year
2017	$13.7
2018	14.3
2019	10.3
2020	9.2
2021	3.5
Thereafter	1.1
Total	$52.1
13. CONTINGENCIES
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
At December 31, 2015, the company had accrued $3.5 million for legal and regulatory matters that were probable and estimable. No accrual was required for legal and regulatory matters that were probable and estimable as of December 31, 2016.
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
14. GUARANTEES
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2017. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of its intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable, standby letters of credit. At December 31, 2016, CME was contingently liable to SGX on irrevocable letters of credit totaling $435.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2016.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund has an aggregate maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2016.
15. CAPITAL STOCK
Shares Outstanding. The following table presents information regarding capital stock:

	December 31,
(in thousands)	2016	2015
Class A common stock authorized	1,000,000	1,000,000
Class A common stock issued and outstanding	338,240	336,938
Class B-1 common stock authorized, issued and outstanding	0.6	0.6
Class B-2 common stock authorized, issued and outstanding	0.8	0.8
Class B-3 common stock authorized, issued and outstanding	1.3	1.3
Class B-4 common stock authorized, issued and outstanding	0.4	0.4
CME Group has no shares of preferred stock issued and outstanding.
Associated Trading Rights. Members of CME, CBOT, NYMEX and COMEX own or lease trading rights which entitle them to access open outcry trading, discounts on trading fees and the right to vote on certain exchange matters as provided for by the rules of the particular exchange and CME Group's or the subsidiaries' organizational documents. Each class of CME Group Class B common stock is associated with a membership in a specific division for trading at CME. A CME trading right is a separate asset that is not part of or evidenced by the associated share of Class B common stock of CME Group. The Class B common stock of CME Group is intended only to ensure that the Class B shareholders of CME Group retain rights with respect to representation on the board of directors and approval rights with respect to the core rights described below.
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
Election of Directors. The CME Group Board of Directors is currently comprised of 22 members. Holders of Class B-1, Class B-2 and Class B-3 common stock have the right to elect six directors, of which three are elected by Class B-1 shareholders, two are elected by Class B-2 shareholders and one is elected by Class B-3 shareholders. The remaining directors are elected by the Class A and Class B shareholders voting as a single class.
Dividends. Holders of Class A and Class B common stock of CME Group are entitled to receive proportionately such dividends, if any, as may be declared by the CME Group board of directors.
CME Group Omnibus Stock Plan. CME Group has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A common stock shares have been reserved for awards under the plan. Awards totaling 23.7 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2016 (note 16).
NYMEX Holdings Omnibus Long-Term Incentive Plan. In connection with the merger with NYMEX Holdings, CME Group assumed NYMEX Holdings' 2006 Omnibus Long-Term Incentive Plan (NYMEX Omnibus Stock Plan). Under the plan, stock-based awards may be made to any director, officer or employee of the company and other key individuals providing services to the company. A total of 5.0 million shares had been reserved for awards under the plan. In connection with receiving shareholder approval to increase the amount of authorized shares under the CME Group Omnibus Stock Plan in May 2009, the company undertook to freeze future awards under this plan. The plan terminated during 2016 and, as a result, the remaining shares authorized for future awards expired.
Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. A total of 625,000 Class A shares have been reserved under this plan, and approximately 347,000 shares have been awarded through December 31, 2016.
Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. A total of 500,000 Class A shares have been reserved under this plan, of which approximately 240,000 shares have been purchased through December 31, 2016 (note 16).
16. STOCK-BASED PAYMENTS
CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A shares have been reserved for awards under the plan. Awards totaling 23.7 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2016. Awards granted generally vest over a four-year period, with 25% vesting one year after the grant date and on that same date in each of the following three years.
Total compensation expense for stock-based payments and total income tax benefit recognized in the consolidated statements of income for stock-based awards were as follows:

(in millions)	2016	2015	2014
Compensation expense	$66.4	$61.0	$55.0
Income tax benefit recognized	38.6	32.4	19.5
Excluding estimates of future forfeitures, at December 31, 2016, there was $106.3 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. This expense is expected to be recognized over a weighted average period of 2.3 years.
Stock options have not been granted since 2012. The following table summarizes stock option activity for 2016. Aggregate intrinsic value is in millions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,814,051	$73	3.3	$38.7
Exercised	(692,784)	76
Cancelled	(99,730)	101
Outstanding at December 31, 2016	1,021,537	69	2.9	47.4
Exercisable at December 31, 2016	1,021,537	69	2.9	47.4
The total intrinsic value of options exercised during 2016, 2015 and 2014 was $19.9 million, $29.5 million and $29.5 million, respectively.

In 2016, the company granted 539,408 shares of restricted Class A common stock and 8,402 shares of restricted stock units. Restricted common stock and restricted stock units generally have a vesting period of two to four years. The fair value related to these grants was $59.6 million, which is recognized as compensation expense on an accelerated basis over the vesting period. Beginning with restricted stock grants in September 2010, dividends are accrued on restricted Class A common stock and restricted stock units and are paid once the restricted stock vests. In 2016, the company also granted 263,626 performance shares. The fair value related to these grants was $25.9 million, which is recognized as compensation expense on an accelerated and straight-lined basis over the vesting period. The vesting of these shares is contingent on meeting stated performance or market conditions.
The following table summarizes restricted stock, restricted stock units, and performance shares activity for 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1,922,298	$83
Granted	811,436	105
Vested	(569,892)	72
Cancelled	(343,264)	73
Outstanding at December 31, 2016	1,820,578	98
The total fair value of restricted stock, restricted stock units, and performance shares that vested during 2016, 2015 and 2014 was $59.8 million, $43.3 million and $40.5 million, respectively.
Under an ESPP, eligible employees may acquire shares of Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the NASDAQ Global Select Market. Compensation expense is recognized on the dates of purchase for the discount from the closing price. In 2016, 2015 and 2014, a total of 19,858, 19,756 and 23,678 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.2 million for the purchase discount was recognized in 2016, 2015 and 2014.
Non-executive directors receive an annual award of Class A common stock with a value equal to $100,000. Non-executive directors may also elect to receive some or all of the cash portion of their annual stipend, up to $60,000, in shares of stock based on the closing price at the date of distribution. As a result, 26,439, 25,853 and 33,735 shares of Class A common stock were issued to non-executive directors during 2016, 2015 and 2014, respectively. These shares are not subject to any vesting restrictions. Expense of $2.4 million, $2.5 million and $2.1 million related to these stock-based payments was recognized for the years ended December 31, 2016, 2015 and 2014, respectively.
17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) attributable to CME Group, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2015	$(95.0)	$(36.6)	$59.6	$(8.8)	$(80.8)
Other comprehensive income before reclassifications and income tax benefit (expense)	170.0	(5.1)	—	(8.2)	156.7
Amounts reclassified from accumulated other comprehensive income	(48.7)	3.2	(1.2)	—	(46.7)
Income tax benefit (expense)	(45.8)	0.7	0.5	1.3	(43.3)
Net current period other comprehensive income attributable to CME Group	75.5	(1.2)	(0.7)	(6.9)	66.7
Balance at December 31, 2016	$(19.5)	$(37.8)	$58.9	$(15.7)	$(14.1)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2014	$(22.9)	$(31.3)	$62.6	$(2.2)	$6.2
Other comprehensive income before reclassifications and income tax benefit (expense)	(78.0)	(11.2)	(4.7)	(10.6)	(104.5)
Amounts reclassified from accumulated other comprehensive income	8.5	2.7	0.6	—	11.8
Income tax benefit (expense)	(2.6)	3.2	1.1	4.0	5.7
Net current period other comprehensive income attributable to CME Group	(72.1)	(5.3)	(3.0)	(6.6)	(87.0)
Balance at December 31, 2015	$(95.0)	$(36.6)	$59.6	$(8.8)	$(80.8)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2013	$98.9	$(12.8)	$65.0	$0.9	$152.0
Other comprehensive income before reclassifications and income tax benefit (expense)	(116.6)	(30.0)	(2.3)	(5.2)	(154.1)
Amounts reclassified from accumulated other comprehensive income	—	0.3	(1.5)	—	(1.2)
Income tax benefit (expense)	(5.2)	11.2	1.4	2.1	9.5
Net current period other comprehensive income attributable to CME Group	(121.8)	(18.5)	(2.4)	(3.1)	(145.8)
Balance at December 31, 2014	$(22.9)	$(31.3)	$62.6	$(2.2)	$6.2
18. FAIR VALUE MEASUREMENTS
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

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
Financial assets and liabilities recorded in the consolidated balance sheets as of December 31, 2016 and 2015 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis:

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$20.2	$—	$—	$20.2
Mutual funds	62.7	—	—	62.7
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	83.0	0.3	—	83.3
Performance bonds and guaranty fund contributions (1):
U.S. Treasury securities	5,549.0	—	—	5,549.0
U.S. government agencies securities	1,228.3	—	—	1,228.3
Equity investments	234.1	—	—	234.1
Total Assets at Fair Value	$7,094.4	$0.3	$—	$7,094.7

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
U.S. Treasury securities	$16.2	$—	$—	$16.2
Mutual funds	55.9	—	—	55.9
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	72.2	0.3	—	72.5
Performance bonds and guaranty fund contributions (1):
U.S. Treasury securities	10,973.9	—	—	10,973.9
Equity investments	214.5	—	—	214.5
Total Assets at Fair Value	$11,260.6	$0.3	$—	$11,260.9
Liabilities at Fair Value:
Contingent consideration	—	—	0.3	0.3
Total Liabilities at Fair Value	$—	$—	$0.3	$0.3
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheets at December 31, 2016 and 2015 include cash collateral that has been invested in U.S. Treasury securities. Performance bonds and guaranty fund contributions on the consolidated balance sheet at December 31, 2016 also include cash collateral that has been invested in U.S. government agencies securities.
There were no transfers of assets between level 1, level 2 and level 3 during 2016 and 2015. There were no level 3 assets valued at fair value on a recurring basis during 2016 and 2015. The following is a reconciliation of level 3 liabilities valued at fair value on a recurring basis during 2016 and 2015.

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2014	$17.7
Realized and unrealized gains (losses):
Included in other expense	1.3
Settlements	(18.7)
Fair Value of Liability at December 31, 2015	0.3
Realized and unrealized gains (losses):
Included in other expense	(0.3)
Fair Value of Liability at December 31, 2016	$—

In the first quarter of 2016, the company sold a datacenter and leased back a portion of the property. Under generally accepted accounting principles, the transaction has been recognized under the financing method instead of recognized as a sale leaseback arrangement. As a result, the property and equipment legally sold will continue to be recognized on the consolidated balance sheets and was written down to a fair value of $130.0 million at March 31, 2016. During 2016, the company also recorded impairment charges totaling $5.5 million on one of its strategic investments. The fair value of the investment was estimated to be zero at September 30, 2016. Both assessments were based on qualitative indications of impairment and a quantitative analysis of undiscounted cash flows. The fair values of the datacenter and strategic investment are considered level 3 and nonrecurring. There were no other level 3 assets or liabilities valued at fair value on a nonrecurring basis during 2016 and 2015.
The fair values of the fixed-rate notes due 2022, 2025 and 2043, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. At December 31, 2016, the fair values of the fixed-rate notes by maturity date were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	$762.8
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%	744.8
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	863.5
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

(in thousands)	2016	2015	2014
Stock options	171	420	1,330
Stock awards	138	115	124
Total	309	535	1,454
The following table presents the earnings per share calculation for the years presented:

	2016	2015	2014
Net Income Attributable to CME Group (in millions)	$1,534.1	$1,247.0	$1,127.1
Weighted Average Common Shares Outstanding (in thousands):
Basic	337,496	336,224	334,409
Effect of stock options and stock awards	1,470	1,670	1,654
Diluted	338,966	337,894	336,063
Earnings per Common Share Attributable to CME Group:
Basic	$4.55	$3.71	$3.37
Diluted	4.53	3.69	3.35

20. QUARTERLY INFORMATION (UNAUDITED)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Year Ended December 31, 2016
Total revenues	$934.2	$906.4	$841.7	$912.9	$3,595.2
Operating income	573.9	563.3	525.3	540.2	2,202.7
Non-operating income (expense)	4.6	2.8	23.5	54.0	84.9
Income before income taxes	578.5	566.1	548.8	594.2	2,287.6
Net income attributable to CME Group	367.8	320.1	472.8	373.4	1,534.1
Earnings per common share attributable to CME Group:
Basic	$1.09	$0.95	$1.40	$1.10	$4.55
Diluted	1.09	0.95	1.39	1.10	4.53
Year Ended December 31, 2015
Total revenues	$842.7	$820.0	$850.3	$813.8	$3,326.8
Operating income	507.3	495.1	516.4	469.9	1,988.7
Non-operating income (expense)	16.5	(47.0)	—	(1.4)	(31.9)
Income before income taxes	523.8	448.1	516.4	468.5	1,956.8
Net income attributable to CME Group	330.4	265.0	359.9	291.7	1,247.0
Earnings per common share attributable to CME Group:
Basic	$0.98	$0.79	$1.07	$0.87	$3.71
Diluted	0.98	0.78	1.06	0.86	3.69
21. SUBSEQUENT EVENTS
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events that require disclosure except the following:
In January 2017, the company sold its remaining ownership interest in BM&FBOVESPA for approximately $244.1 million.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in the report on page 88.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of CME Group Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of CME Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index under Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CME Group Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CME Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Chicago, Illinois
February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of CME Group Inc. and Subsidiaries
We have audited CME Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CME Group Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CME Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CME Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 of CME Group Inc. and subsidiaries and our report dated February 27, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2017

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the company's management, including the company's Chief Executive Officer and Chief Financial Officer, have evaluated the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. There were no changes in the company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a written code of conduct applicable to all of our employees, including our Chairman and Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer and other senior financial officers. In accordance with SEC rules and regulations, our Code of Conduct is available on our website at www.cmegroup.com under the “Investor Relations-Corporate Governance” link. We intend to disclose promptly on our Web site any substantive amendments to our Code of Conduct and, in accordance with the listing requirements of the NASDAQ, any waivers granted to our executive officers or Board members will be promptly disclosed on a Current Report on Form 8-K. In addition, we have adopted Corporate Governance Principles which govern the practices of our board of directors. You may also obtain a copy of our Code of Conduct and our Corporate Governance Principles by following the instructions in the section of this Annual Report on Form 10-K entitled “Item 1. Business-Available Information.”
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of CME Group’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2017, to be filed by CME Group with the SEC pursuant to Regulation 14A within 120 days after December 31, 2016 (Proxy Statement). Additional information called for by this item is contained in Item 1 of this Annual Report on Form 10-K under the caption “Employees-Senior Leadership Team and Executive Officers.”

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
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:
CME Group Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2016, 2015 and 2014
(dollars in millions)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other(1)	Balance at end of year
Year Ended December 31, 2016
Allowance for doubtful accounts	$1.9	$2.4	$(0.8)	$3.5
Allowance for deferred tax assets	122.3	(107.4)	—	14.9
Year Ended December 31, 2015
Allowance for doubtful accounts	$1.2	$1.1	$(0.4)	$1.9
Allowance for deferred tax assets	99.2	(2.4)	25.5	122.3
Year Ended December 31, 2014
Allowance for doubtful accounts	$1.2	$0.1	$(0.1)	$1.2
Allowance for deferred tax assets	47.5	—	51.7	99.2
 _______________

(1)	Includes write-offs of doubtful accounts and additions to allowance for deferred tax assets through accumulated other comprehensive income (loss).
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

3.2
Thirteenth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2017, File No. 001-31553).

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

Exhibit Number	Description of Exhibit
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

10.8(1)
Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan (SMSDSP), Amended and Restated (incorporated by reference to Exhibit 10.9 to CME Group Inc.'s Form 10-K, filed with the SEC on February 26, 2016, File No. 001-31553).

10.9(1)
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

10.12(1)
Recognition and Retention Plan for Members of the COMEX Division of New York Mercantile Exchange (incorporated by reference to Exhibit 10.11 to NYMEX Holdings, Inc.'s Form 10-K, filed with the SEC on March 29, 2001, File No. 333-30332); Amendment to the Recognition and Retention Plan for Members of the COMEX Division of the New York Mercantile Exchange, dated October 22, 2015 (incorporated by reference to Exhibit 10.1 to CME Group's Form 10-Q, filed with the SEC on November 6, 2015, File No. 001-31533).

10.13(1)
Amended and Restated CME Group Inc. Incentive Plan for Named Executive Officers (Amended and Restated as of May 21, 2014) (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 8-K, filed with the SEC on May 28, 2014, File No. 001-31553).

10.14(1)
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

10.15(1)
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

10.16(1)
Amended and Restated Agreement, effective as of December 7, 2016, between CME Group Inc. and Terrence A. Duffy (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on December 9, 2016, File No. 001-31553).

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
10.19(1)
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

10.20(2)
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

10.23
Credit Agreement, dated as of March 19, 2015, among CME Group Inc., certain financial institutions and other persons party thereto as lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on March 24, 2015, File No. 001-31553).

10.24
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

10.25
364-Day Chicago Mercantile Exchange Credit Facility, dated as of November 3, 2016, between Chicago Mercantile Exchange Inc., certain lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on November 8, 2016, File No. 001-31553).

10.26
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, among CME Group Inc., as Issuer, and Barclays Capital Inc., as Dealer (incorporated by reference to Exhibit 4.1 above).

10.27
Amended and Restated Issuing and Paying Agency Agreement, dated as of September 26, 2014, between CME Group Inc. and Bank of America, National Association, as Issuing and Paying Agent (incorporated by reference to Exhibit 4.2 above).

10.28
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

10.30(1)	Form of Severance Protection Agreement (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 8-K, filed with the SEC on December 9, 2016, File No. 001-31553).
10.31(1)
Retirement Agreement, dated February 15, 2017 between CME Group Inc. and Phupinder S. Gill (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on February 17, 2017, File No. 001-31553).

12.1*	Ratio of Earnings to Fixed Charges.

21.1*	List of Subsidiaries of CME Group Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Section 302—Certification of Terrence A. Duffy.

Exhibit Number	Description of Exhibit
31.2*	Section 302—Certification of John W. Pietrowicz.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*	Filed herewith.

(1)	Management contract or compensatory plan or arrangement.

(2)	Confidential treatment pursuant to Rule 406 of the Securities Act has been previously granted by the SEC for portions of this exhibit.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 27th day of February, 2017.

CME Group Inc.

By:	/S/ JOHN W. PIETROWICZ
John W. Pietrowicz Senior Managing Director and Chief Financial Officer

Signature	Title

/S/ TERRENCE A. DUFFY	Chairman of the Board, Director and Chief Executive Officer
Terrence A. Duffy

/S/ JOHN W. PIETROWICZ	Senior Managing Director and Chief Financial Officer
John W. Pietrowicz

/S/ JACK TOBIN	Managing Director and Chief Accounting Officer
Jack Tobin

/S/ LEO MELAMED	Chairman Emeritus and Director
Leo Melamed

/S/ JEFFREY M. BERNACCHI	Director
Jeffrey M. Bernacchi

/S/ TIMOTHY S. BITSBERGER	Director
Timothy S. Bitsberger

/S/ CHARLES P. CAREY	Director
Charles P. Carey

/S/ DENNIS H. CHOOKASZIAN	Director
Dennis H. Chookaszian

/s/ ELIZABETH A. COOK	Director
Elizabeth A. Cook

/s/ ANA DUTRA	Director
Ana Dutra

/S/ MARTIN J. GEPSMAN	Director
Martin J. Gepsman

/S/ LARRY G. GERDES	Director
Larry G. Gerdes

/S/ DANIEL R. GLICKMAN	Lead Director
Daniel R. Glickman

/s/ WILLIAM W. HOBERT	Director
William W. Hobert

/S/ WILLIAM P. MILLER II	Director
William P. Miller II

/S/ JAMES E. OLIFF	Director
James E. Oliff

/S/ RONALD A. PANKAU	Director
Ronald A. Pankau

/s/ ALEX J. POLLOCK	Director
Alex J. Pollock

/S/ JOHN F. SANDNER	Director
John F. Sandner

/S/ TERRY L. SAVAGE	Director
Terry L. Savage

/S/ WILLIAM R. SHEPARD	Director
William R. Shepard

/S/ HOWARD J. SIEGEL	Director
Howard J. Siegel

/S/ DENNIS A. SUSKIND	Director
Dennis A. Suskind

/S/ DAVID J. WESCOTT	Director
David J. Wescott