Form 10-Q
period 2017-03-31
CME GROUP INC.
filed 2017-05-04
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 12, 2017 was as follows: 339,788,081 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2017 and Item 1A. of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$1,287.8	$1,868.6
Marketable securities	87.1	83.3
Accounts receivable, net of allowance of $2.7 and $3.5	426.6	364.4
Other current assets (includes $30.0 in restricted cash)	145.8	171.7
Performance bonds and guaranty fund contributions	44,421.2	37,543.5
Total current assets	46,368.5	40,031.5
Property, net of accumulated depreciation and amortization of $611.8 and $597.2	411.6	425.2
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,417.8	2,441.8
Goodwill	7,569.0	7,569.0
Other assets (includes $62.4 and $61.7 in restricted cash)	1,533.8	1,726.6
Total Assets	$75,476.0	$69,369.4

Liabilities and Equity
Current Liabilities:
Accounts payable	$38.4	$26.2
Other current liabilities	345.2	1,376.7
Performance bonds and guaranty fund contributions	44,421.2	37,542.7
Total current liabilities	44,804.8	38,945.6
Long-term debt	2,231.6	2,231.2
Deferred income tax liabilities, net	7,308.4	7,291.0
Other liabilities	577.0	560.9
Total Liabilities	54,921.8	49,028.7

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at March 31, 2017 and December 31, 2016; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2017 and December 31, 2016; 338,506 and 338,240 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3.4	3.4
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	17,842.1	17,826.9
Retained earnings	2,697.9	2,524.5
Accumulated other comprehensive income (loss)	10.8	(14.1)
Total shareholders’ equity	20,554.2	20,340.7
Total Liabilities and Equity	$75,476.0	$69,369.4

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended
	March 31,
	2017	2016
Revenues
Clearing and transaction fees	$792.0	$796.1
Market data and information services	96.8	102.4
Access and communication fees	24.3	21.6
Other	16.2	14.1
Total Revenues	929.3	934.2
Expenses
Compensation and benefits	142.3	131.9
Communications	6.3	6.7
Technology support services	18.7	17.4
Professional fees and outside services	28.6	31.7
Amortization of purchased intangibles	24.0	24.0
Depreciation and amortization	29.4	33.9
Occupancy and building operations	20.1	21.3
Licensing and other fee agreements	33.8	39.0
Other	24.9	54.4
Total Expenses	328.1	360.3
Operating Income	601.2	573.9

Non-Operating Income (Expense)
Investment income	138.9	17.6
Interest and other borrowing costs	(29.8)	(29.8)
Equity in net earnings (losses) of unconsolidated subsidiaries	30.8	26.8
Other non-operating income (expense)	(34.1)	(10.0)
Total Non-Operating Income (Expense)	105.8	4.6
Income before Income Taxes	707.0	578.5
Income tax provision	307.2	210.7
Net Income	$399.8	$367.8

Earnings per Common Share:
Basic	$1.18	$1.09
Diluted	1.18	1.09
Weighted Average Number of Common Shares:
Basic	338,339	337,014
Diluted	339,946	338,549
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended
	March 31,
	2017	2016
Net income	$399.8	$367.8
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	29.4	109.6
Reclassification of net (gains) losses on sales included in investment income	(87.1)	—
Income tax benefit (expense)	76.6	(0.8)
Investment securities, net	18.9	108.8
Defined benefit plans:
Net change in defined benefit plans arising during the period	0.4	3.1
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.7	0.8
Income tax benefit (expense)	(0.4)	(1.5)
Defined benefit plans, net	0.7	2.4
Derivative investments:
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(0.3)	(0.3)
Income tax benefit (expense)	0.1	0.1
Derivative investments, net	(0.2)	(0.2)
Foreign currency translation:
Foreign currency translation adjustments	8.4	(3.3)
Income tax benefit (expense)	(2.9)	1.2
Foreign currency translation, net	5.5	(2.1)
Other comprehensive income (loss), net of tax	24.9	108.9
Comprehensive Income	$424.7	$476.7
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	338,240	3	$17,830.3	$2,524.5	$(14.1)	$20,340.7
Net income				399.8		399.8
Other comprehensive income (loss)					24.9	24.9
Dividends on common stock of $0.66 per share				(224.2)		(224.2)
Impact of adoption of standards update on employee share-based payments, net of tax			1.4	(2.2)		(0.8)
Exercise of stock options	113		10.5			10.5
Vesting of issued restricted Class A common stock	153		(11.6)			(11.6)
Stock-based compensation			14.9			14.9
Balance at March 31, 2017	338,506	3	$17,845.5	$2,697.9	$10.8	$20,554.2
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	336,938	3	$17,725.0	$2,907.6	$(80.8)	$20,551.8
Net income				367.8		367.8
Other comprehensive income (loss)					108.9	108.9
Dividends on common stock of $0.60 per share				(203.1)		(203.1)
Exercise of stock options	102		6.4			6.4
Excess tax benefits from option exercises and restricted stock vesting			3.9			3.9
Vesting of issued restricted Class A common stock	176		(10.3)			(10.3)
Stock-based compensation			16.0			16.0
Balance at March 31, 2016	337,216	3	$17,741.0	$3,072.3	$28.1	$20,841.4
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$399.8	$367.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	14.9	16.0
Amortization of purchased intangibles	24.0	24.0
Depreciation and amortization	29.4	33.9
Gain on sale of BM&FBOVESPA shares	(86.5)	—
Income tax expense reclassified from accumulated other comprehensive income upon final sale of BM&FBOVESPA shares	87.8	—
Loss on datacenter	—	27.1
Undistributed earnings, net of losses, of unconsolidated subsidiaries	(4.3)	4.2
Deferred income taxes	2.2	(0.4)
Change in:
Accounts receivable	(61.5)	(33.3)
Other current assets	(9.3)	(0.1)
Other assets	7.0	(5.9)
Accounts payable	12.2	3.5
Income taxes payable	168.1	178.5
Other current liabilities	(67.8)	(77.8)
Other liabilities	2.6	(7.5)
Other	0.1	—
Net Cash Provided by Operating Activities	518.7	530.0

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	0.5	31.8
Purchases of available-for-sale marketable securities	—	(35.9)
Purchases of property, net	(20.0)	(20.2)
Investments in business ventures	(0.3)	(3.0)
Proceeds from sale of BM&FBOVESPA shares	244.0	—
Net Cash Provided by (Used in) Investing Activities	224.2	(27.3)

Cash Flows from Financing Activities
Cash dividends	(1,322.6)	(1,179.3)
Proceeds from finance lease obligation	—	130.0
Proceeds from exercise of stock options	10.5	6.4
Excess tax benefits related to employee option exercises and restricted stock vesting	—	3.9
Employee taxes paid on restricted stock vesting	(11.6)	(10.3)
Net Cash Used in Financing Activities	(1,323.7)	(1,049.3)

Net change in cash and cash equivalents	(580.8)	(546.6)
Cash and cash equivalents, beginning of period	1,868.6	1,692.6
Cash and Cash Equivalents, End of Period	$1,287.8	$1,146.0

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$10.1	$28.1
Interest paid	42.4	42.4
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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2017 and December 31, 2016 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on February 27, 2017.
2. Accounting Policies
Newly Adopted Accounting Policies. In March 2016, the Financial Accounting Standards Board (FASB) issued a standards update that changes certain aspects of accounting for share-based payments to employees. The guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The company implemented this standards update as of January 1, 2017 on a prospective basis. Starting in the first quarter of 2017, all income tax effects of awards are recognized in the income statement as part of income tax expense when the awards vest or are settled. During the first quarter of 2017, the company recognized $4.0 million related to the income tax effects of awards as part of income tax expense. The company also adopted a policy to recognize forfeitures as compensation expense as the forfeitures occur. Previously, the company estimated the number of awards that would be forfeited and recognized the estimate as part of compensation expense. This policy change was adopted on a modified retrospective basis with a cumulative-effect adjustment to additional paid in capital and retained earnings as of January 1, 2017. The excess tax benefits are now reported as an operating activity within the other income taxes payable activity instead of a financing activity on the statements of cash flows. Prior periods have not been adjusted for this change. The employee taxes paid by the company when the company withholds shares for tax-withholding purposes when restricted stock awards vest are now classified as a financing activity on the statements of cash flows. Prior periods have been adjusted for this change.
Recently Issued Accounting Pronouncements. In May 2014, the FASB issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting standards with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The application of the new standard becomes effective in the first annual period beginning after December 15, 2017, with early adoption permitted. This guidance may be adopted using one of two transition methods: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial adoption (the modified retrospective approach). Management is on course to comply with the guidance by the effective date. The project team is currently in the contract review phase, which is expected to be completed by mid-2017. Management expects to reach a conclusion on whether there will be changes in revenue recognition, which method of adoption will be used and the impact the guidance will have on policies, processes and controls by the third quarter of 2017.
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

In February 2016, the FASB issued a standards update that requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. The guidance for lessors is largely unchanged from current U.S. GAAP. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The company is in the process of evaluating the impact of this update on the consolidated financial statements.
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
In March 2017, the FASB issued a standards update that will change certain presentation and disclosure requirements for employers that sponsor defined benefit pension as well as other postretirement benefit plans. Under current accounting rules, defined benefit pension cost and postretirement benefit cost (net benefit cost) comprise several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits provided to the employees. Those components are aggregated for reporting in the financial statements within compensation and benefits on the income statement. The amendments in the update require that the service cost component is reported in the same line as other compensation costs, whereas the other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The amendments are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued. The company is in the process of evaluating the impact of this update on the consolidated financial statements.
3. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. CME has received approval to establish this account at the Federal Reserve Bank of Chicago for clearing members' proprietary cash balances and the account is now operational. At March 31, 2017, CME maintained $34.5 billion within the cash account at the Federal Reserve Bank of Chicago.
Clearing House Contract Settlement. CME Clearing and CMECE mark-to-market open positions for all futures and options contracts twice a day (once a day for CME's cleared-only credit default swap and interest rate swap contracts). Based on values derived from the mark-to-market process, CME Clearing and CMECE require payments from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than cleared-only credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared-only credit default swap and interest rate swap contracts, the maximum exposure related to CME Clearing's guarantee would be one full day of changes in fair value of all open positions, before considering CME Clearing's ability to access defaulting clearing firms' collateral. During the first quarter of 2017, CME Clearing and CMECE transferred an average of approximately $2.5 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME Clearing and CMECE reduce their guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2017.
4. Intangible Assets
Intangible assets consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(872.9)	$1,965.9	$2,838.8	$(849.2)	$1,989.6
Technology-related intellectual property	29.4	(28.9)	0.5	29.4	(28.6)	0.8
Other	2.4	(1.0)	1.4	2.4	(1.0)	1.4
Total amortizable intangible assets	$2,870.6	$(902.8)	1,967.8	$2,870.6	$(878.8)	1,991.8

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,417.8			$2,441.8
Trading products (1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $24.0 million for the quarters ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2017	$71.5
2018	94.7
2019	94.7
2020	94.7
2021	94.7
2022	94.7
Thereafter	1,422.8
5. Long-Term Investments
In January 2017, the company sold its remaining 43.4 million shares of BM&FBOVESPA S.A. and recognized a net gain of $86.5 million, net of transaction costs, within investment income on the consolidated statements of income. In conjunction with the final sale of shares, the company reclassified income tax expense of $87.8 million from accumulated other comprehensive income to the income tax provision.

6. Debt
Long-term debt consisted of the following at March 31, 2017 and December 31, 2016:

(in millions)	March 31, 2017	December 31, 2016
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$745.4	$745.2
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	744.3	744.2
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	741.9	741.8
Total long-term debt	$2,231.6	$2,231.2

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

Long-term debt maturities, at par value, were as follows at March 31, 2017:

(in millions)	Par Value
2018	$—
2019	—
2020	—
2021	—
2022	750.0
Thereafter	1,500.0
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
No accrual was required for legal and regulatory matters that were probable and estimable as of March 31, 2017 and December 31, 2016.
Intellectual Property Indemnifications. Certain agreements with customers and other third parties related to accessing the CME Group platforms, utilizing market data services and licensing CME SPAN software may contain indemnifications from intellectual property claims that may be made against them as a result of their use of the applicable products and/or services. The potential future claims relating to these indemnifications cannot be estimated and therefore no liability has been recorded.

8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2017. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME must maintain U.S. Treasury securities or irrevocable, standby letters of credit as collateral for this agreement. At March 31, 2017, CME was contingently liable to SGX on letters of credit totaling $435.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2017.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2017.
9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2016	$(19.5)	$(37.8)	$58.9	$(15.7)	$(14.1)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	29.4	0.4	—	8.4	38.2
Amounts reclassified from accumulated other comprehensive income (loss)	(87.1)	0.7	(0.3)	—	(86.7)
Income tax benefit (expense)	76.6	(0.4)	0.1	(2.9)	73.4
Net current period other comprehensive income (loss)	18.9	0.7	(0.2)	5.5	24.9
Balance at March 31, 2017	$(0.6)	$(37.1)	$58.7	$(10.2)	$10.8

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2015	$(95.0)	$(36.6)	$59.6	$(8.8)	$(80.8)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	109.6	3.1	—	(3.3)	109.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(0.3)	—	0.5
Income tax benefit (expense)	(0.8)	(1.5)	0.1	1.2	(1.0)
Net current period other comprehensive income (loss)	108.8	2.4	(0.2)	(2.1)	108.9
Balance at March 31, 2016	$13.8	$(34.2)	$59.4	$(10.9)	$28.1

10. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
Level 1 assets generally include investments in publicly traded mutual funds, equity securities and corporate debt securities with quoted market prices. In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities and equity investments. If quoted prices are not available to determine fair value, the company uses other inputs that are directly observable.
Assets included in level 2 generally consist of asset-backed securities. Asset-backed securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings.
Financial assets recorded in the consolidated balance sheet as of March 31, 2017 were classified in their entirety based on the lowest level of input that was significant to each asset's fair value measurement. There were no liabilities that were measured at fair value as of March 31, 2017. The following tables present financial instruments measured at fair value on a recurring basis:

	March 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$19.9	$—	$—	$19.9
Mutual funds	66.8	—	—	66.8
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	86.8	0.3	—	87.1
Equity investments	19.4	—	—	19.4
Total Assets at Fair Value	$106.2	$0.3	$—	$106.5
There were no transfers of assets or liabilities between level 1, level 2 and level 3 during the first quarter of 2017. There were no level 3 assets or liabilities valued at fair value on a recurring or non-recurring basis during the first quarter of 2017.
The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. At March 31, 2017, the fair values were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	$766.2
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%	751.2
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	900.1

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

	Quarter Ended March 31,
(in thousands)	2017	2016
Stock options	—	329
Restricted stock and performance shares	80	14
Total	80	343
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended March 31,
	2017	2016
Net Income (in millions)	$399.8	$367.8
Weighted Average Number of Common Shares (in thousands):
Basic	338,339	337,014
Effect of stock options, restricted stock and performance shares	1,607	1,535
Diluted	339,946	338,549
Earnings per Common Share:
Basic	$1.18	$1.09
Diluted	1.18	1.09
12. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events that require disclosure, except the following:
In April 2017, the company announced that it intends to close CMECE and CME Europe as a regulated clearing house and exchange, respectively, by the end of 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2017	2016	Change
Total revenues	$929.3	$934.2	(1)%
Total expenses	328.1	360.3	(9)
Operating margin	64.7%	61.4%
Non-operating income (expense)	$105.8	$4.6	n.m.
Effective tax rate	43.5%	36.4%
Net income	$399.8	$367.8	9
Diluted earnings per common share	1.18	1.09	8
Cash flows from operating activities	518.7	530.0	(2)
n.m. not meaningful
Revenues

	Quarter Ended March 31,
(dollars in millions)	2017	2016	Change
Clearing and transaction fees	$792.0	$796.1	(1)%
Market data and information services	96.8	102.4	(5)
Access and communication fees	24.3	21.6	13
Other	16.2	14.1	16
Total Revenues	$929.3	$934.2	(1)

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

	Quarter Ended March 31,
	2017	2016	Change
Total contract volume (in millions)	1,060.1	1,033.6	3%
Clearing and transaction fees (in millions)	$774.7	$781.1	(1)
Average rate per contract	$0.731	$0.756	(3)
We estimate the following decrease in clearing and transaction fees based on a change in total contract volume and a change in average rate per contract for futures and options during the first quarter of 2017 when compared with the same period in 2016.

(in millions)	Quarter Ended
Increase due to a change in total contract volume	$20.0
Decrease due to a change in average rate per contract	(26.4)
Net decrease in clearing and transaction fees	$(6.4)
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

	Quarter Ended March 31,
(amounts in thousands)	2017	2016	Change
Average Daily Volume by Product Line:
Interest rate	9,169	8,246	11%
Equity	2,766	3,557	(22)
Foreign exchange	894	944	(5)
Agricultural commodity	1,261	1,206	5
Energy	2,496	2,536	(2)
Metal	512	455	13
Aggregate average daily volume	17,098	16,944	1
Average Daily Volume by Venue:
Electronic	14,947	14,713	2
Open outcry	1,362	1,424	(4)
Privately negotiated	789	807	(2)
Aggregate average daily volume	17,098	16,944	1
Electronic Volume as a Percentage of Total Volume	87%	87%
Overall contract volume remained relatively flat in the first quarter of 2017 when compared with the same period in 2016. We believe the continuing considerable uncertainty regarding the Federal Reserve's interest rate policy and global market concerns have resulted in increased volatility in the interest rate markets, leading to an increase in volume. Furthermore, fewer market-moving geopolitical events in the first quarter of 2017 when compared with the same period in 2016 resulted in decreased volatility in the equity markets, leading to a decrease in equity contract volume.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended March 31,
(amounts in thousands)	2017	2016	Change
Eurodollar futures and options:
Front 8 futures	2,134	2,037	5%
Back 32 futures	938	729	29
Options	1,611	1,520	6
U.S. Treasury futures and options:
10-Year	1,980	1,845	7
5-Year	1,095	939	17
2-Year	384	344	12
Treasury bond	371	385	(4)
Federal Funds futures and options	252	122	107
In the first quarter of 2017 when compared with the same period in 2016, overall interest rate contract volume increased largely due to uncertainty surrounding the Federal Reserve's interest rate policy. We believe the increase in short-term interest rate contracts was due to the market's expectation of additional federal funds rate changes in 2017 and uncertainty surrounding other geopolitical events, including 2017 elections throughout Europe. We believe the increase in long-term interest rate contract volume is due to uncertainty surrounding the policies of the new political administration in the United States and the potential for additional government spending and uncertainties regarding future rates of inflation.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended March 31,
(amounts in thousands)	2017	2016	Change
E-mini S&P 500 futures and options	2,250	2,781	(19)%
E-mini NASDAQ 100 futures and options	214	353	(39)
Overall equity contract volume decreased in the first quarter of 2017 when compared with the same period in 2016 due to overall lower equity market volatility, as measured by the CBOE Volatility Index and CBOE Nasdaq-100 Volatility Index. We believe that the comparatively low volatility resulted from fewer market-moving geopolitical events in the first quarter of 2017. In the first quarter of 2016, there were periods of higher volatility within the equity markets resulting from greater uncertainty surrounding the Federal Reserve's interest rate policy in 2016, the deceleration of the Chinese economy and declining global crude oil prices.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended March 31,
(amounts in thousands)	2017	2016	Change
Euro	233	275	(15)%
Japanese yen	179	191	(6)
British pound	126	118	7
Australian dollar	93	113	(17)
Canadian dollar	72	92	(21)
In the first quarter of 2017 when compared with the same period in 2016, overall foreign exchange contract volumes decreased largely due to a decline in Euro contract volume resulting from low volatility. We believe the lower volatility throughout first quarter of 2017 resulted from a lack of global macroeconomic drivers affecting the Euro. In the first quarter of 2016, Euro contract volumes were higher due to volatility caused by uncertainty surrounding the European Central Bank's quantitative easing program. We believe the decrease in Australian dollar and Canadian dollar contract volumes were driven by lower volatility within those markets due to a lack of economic drivers impacting those currencies. The overall decrease in foreign exchange contract volume was partially offset by an increase in British pound contract volume, which we believe resulted from volatility surrounding the Bank of England's interest rate policy in the first quarter of 2017.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended March 31,
(amounts in thousands)	2017	2016	Change
Corn	409	391	5%
Soybean	268	290	(7)
Wheat	203	182	11
In the first quarter of 2017 when compared with the same period in 2016, overall agricultural commodity contract volume increased due to higher corn contract volume, which we believe resulted from volatility caused by uncertainty surrounding potential changes to renewable fuels programs. In addition, we believe the increase in wheat contract volume in the first quarter of 2017 was caused by greater uncertainty surrounding weather conditions and crop production for the 2017 growing season.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2017	2016	Change
WTI crude oil	1,328	1,397	(5)%
Natural gas	601	522	15
Refined products	389	373	4
Brent crude oil	101	116	(13)
Overall energy contract volume remained relatively flat in the first quarter of 2017 when compared with the same period in 2016. We believe the increase in natural gas contract volume was caused by volatility driven by unpredictable temperature patterns in North America and a shift in supply and demand in the first quarter of 2017. The overall decrease in crude oil contract volume was attributable to lower volatility in the first quarter of 2017 as crude oil supplies balanced with demand following the Organization of Petroleum Exporting Countries' decision to cut oil supplies in the fourth quarter of 2016.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2017	2016	Change
Gold	309	284	9%
Copper	95	77	23
Silver	81	69	18
We believe the increase in metal contract volume in the first quarter of 2017 when compared with the same period in 2016 was due to investors using gold and other precious metals as safe-haven alternative investments to other markets that remain uncertain in the first quarter of 2017.
Average Rate per Contract
The average rate per contract decreased in the first quarter of 2017 when compared with the same period in 2016. The impact from a rate increase in the first quarter of 2017 was offset by an increase in trades executed by members, as a percentage of total trading volume, as well as a shift in relative mix of product volume. Interest rate contract volume, when measured as a percentage of total volume, increased by 5 percentage points in the first quarter of 2017, while equity contract volume decreased by 5 percentage points.

Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% and one firm represented 12% of our clearing and transaction fees in the first quarter of 2017. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
In the first quarter of 2017 when compared with the same period in 2016, market data and information services revenue decreased, which was attributable to a decline in screen counts due to cost-cutting initiatives at member firms and some rationalization as customer firms transitioned into full-priced offerings.
The two largest resellers of our market data represented approximately 40% of our market data and information services revenue in the first quarter of 2017. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Expenses

	Quarter Ended March 31,
(dollars in millions)	2017	2016	Change
Compensation and benefits	$142.3	$131.9	8%
Communications	6.3	6.7	(5)
Technology support services	18.7	17.4	7
Professional fees and outside services	28.6	31.7	(10)
Amortization of purchased intangibles	24.0	24.0	—
Depreciation and amortization	29.4	33.9	(13)
Occupancy and building operations	20.1	21.3	(6)
Licensing and other fee agreements	33.8	39.0	(13)
Other	24.9	54.4	(54)
Total Expenses	$328.1	$360.3	(9)
Operating expenses decreased by $32.2 million in the first quarter of 2017 when compared with the same period in 2016. The following table shows the estimated impacts of key factors resulting in the change in operating expenses:

	Quarter Ended, March 31, 2017
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Loss on datacenter and related legal fees	$(28.6)	(8)%
Foreign currency exchange rate fluctuation	(6.4)	(2)
Licensing and other fee agreements	(5.2)	(1)
Losses on disposal of fixed assets	(3.1)	(1)
Litigation settlement	3.5	1
Non-qualified deferred compensation plan	4.0	1
Salaries, benefits and employer taxes	6.2	2
Other expenses, net	(2.6)	(1)
Total decrease	$(32.2)	(9)%
Decreases in operating expenses in the first quarter of 2017 when compared with the same period in 2016 were as follows:

•
In the first quarter of 2016, we sold and leased back our datacenter in the Chicago area. The transaction was recognized under the financing method under generally accepted accounting principles. In the first quarter of 2016, we recognized total losses and expenses of $28.6 million, including a net loss on write-down to fair value of the assets and certain other transaction fees of $27.1 million within other expenses and $1.5 million of legal and other fees.

•
In the first quarter of 2017, we recognized a net gain of $2.5 million due to a favorable change in exchange rates on foreign cash balances, compared with a net loss of $3.9 million in the first quarter of 2016. Gains and losses from exchange rate fluctuations result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies.

•
The decrease in licensing and other fee sharing agreements expense in the first quarter of 2017 resulted from lower expense related to revenue sharing agreements for certain equity and energy contracts due to lower volumes for these products in the first quarter of 2017.

•	In the first quarter of 2016, we recognized additional losses on disposals of certain fixed assets.
Increases in operating expenses in the first quarter of 2017 when compared with the same period in 2016 were as follows:

•	In the first quarter of 2016, a litigation case was dismissed, which resulted in a reversal of a legal accrual related to the case.

•
An increase in our non-qualified deferred compensation liability, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to an increase in compensation and benefits expense.

•
Compensation and benefits expense also increased as a result of an increase in average headcount related to meeting additional regulatory requirements as well as efforts to expand our product offerings and geographic reach.

Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2017	2016	Change
Investment income	$138.9	$17.6	n.m.
Interest and other borrowing costs	(29.8)	(29.8)	—
Equity in net earnings (losses) of unconsolidated subsidiaries	30.8	26.8	15
Other non-operating income (expense)	(34.1)	(10.0)	n.m.
Total Non-Operating	$105.8	$4.6	n.m.
n.m. not meaningful
Investment income increased in the first quarter of 2017 when compared with the same period in 2016. In the first quarter of 2017, we sold our remaining ownership interest in BM&FBOVESPA, S.A. (BM&FBOVESPA) and recognized a net gain of $86.5 million, net of transaction costs. Investment income also increased largely due to an increase in the rate of interest earned from cash performance bond and guaranty fund contributions that are reinvested. The increase in investment income was also attributable to an increase in net gains on marketable securities related to our non-qualified deferred compensation plan. Gains and losses from securities in the non-qualified deferred compensation plan are offset by an equal amount of compensation and benefits expense.
Higher income generated from our S&P/Dow Jones Indices LLC business venture contributed to an increase in equity in net earnings (losses) of unconsolidated subsidiaries in the first quarter of 2017 when compared with the same period in 2016.
In the first quarter of 2017 when compared with the same period in 2016, we recognized higher expense related to the distribution of interest earned on performance bond collateral reinvestment to the clearing firms. This expense is included in other non-operating income (expense).
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2017	2016
Quarter ended March 31	43.5%	36.4%
The overall increase in the effective tax rate in the first quarter of 2017 when compared with the same period in 2016 was due to additional income tax expense related to the final sale of BM&FBOVESPA shares that was reclassified from accumulated other comprehensive income.

Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities remained relatively flat in the first quarter of 2017 when compared with the same period of 2016. Net cash provided by investing activities increased in the first quarter of 2017 when compared with the same period of 2016 due to proceeds received from our sale of BM&FBOVESPA shares in the first quarter of 2017. Cash used in financing activities was higher in the first quarter of 2017 when compared with the same period in 2016. The increase was attributable to higher cash dividends paid in the first quarter of 2017 when compared with the same period in 2016. The increase was partially offset by proceeds from a finance lease obligation related to the sale-leaseback of the datacenter in the first quarter of 2016.
Debt Instruments. The following table summarizes our debt outstanding at March 31, 2017:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by CME Clearing. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At March 31, 2017, guaranty funds available to collateralize the facility totaled $8.2 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At March 31, 2017, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At March 31, 2017, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable standby letters of credit. At March 31, 2017, the letters of credit totaled $435.0 million.

The following table summarizes our credit ratings at March 31, 2017:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.3 billion and $1.9 billion at March 31, 2017 and December 31, 2016, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting standards with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The application of the new standard becomes effective in the first annual period beginning after December 15, 2017, with early adoption permitted. This guidance may be adopted using one of two transition methods: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial adoption (the modified retrospective approach). We are on course to comply with the guidance by the effective date. We are currently in the contract review phase, which is expected to be completed by mid-2017. We expect to reach a conclusion on whether there will be changes in revenue recognition, which method of adoption will be used and the impact the guidance will have on policies, processes and controls by the third quarter of 2017.
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
In March 2017, the FASB issued a standards update that will change certain presentation and disclosure requirements for employers that sponsor defined benefit pension as well as other postretirement benefit plans. Under current accounting rules, defined benefit pension cost and postretirement benefit cost (net benefit cost) comprise several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits provided to the employees. Those components are aggregated for reporting in the financial statements within compensation and benefits on the income statement. The amendments in the update require that the service cost component is reported in the same line as other compensation costs, whereas the other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The amendments are effective for reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued. We are in the process of evaluating the impact of this update on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2016. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.

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

See “Legal and Regulatory Matters” in Note 7. Contingencies to the Consolidated Financial Statements for updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference. Note 7. Contingencies includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2017.

ITEM 1A.	RISK FACTORS
There have been no material updates to the Risk Factors disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2017. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31	54	$115.90	—	$—
February 1 to February 28	14,153	122.83	—	—
March 1 to March 31	80,716	124.73	—	—
Total	94,923	$124.44	—

(1)	Shares purchased consist of an aggregate of 94,923 shares of Class A common stock surrendered in the first quarter of 2017 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

3.1	Thirteenth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Form 8-K, filed with the SEC on February 13, 2017, File No. 001-31553)

10.1
Retirement Agreement, dated February 15, 2017, between CME Group Inc. and Phupinder S. Gill (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Form 8-K, filed with the SEC on February 17, 2017, File No. 001-31553)

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: May 4, 2017	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance