Form 10-Q
period 2017-06-30
CME GROUP INC.
filed 2017-08-02
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 12, 2017 was as follows: 339,909,019 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$1,362.3	$1,868.6
Marketable securities	84.3	83.3
Accounts receivable, net of allowance of $2.1 and $3.5	416.4	364.4
Other current assets (includes $30.0 in restricted cash)	228.9	171.7
Performance bonds and guaranty fund contributions	47,405.0	37,543.5
Total current assets	49,496.9	40,031.5
Property, net of accumulated depreciation and amortization of $631.8 and $597.2	399.5	425.2
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,393.8	2,441.8
Goodwill	7,569.0	7,569.0
Other assets (includes $22.1 and $61.7 in restricted cash)	1,509.3	1,726.6
Total Assets	$78,543.8	$69,369.4

Liabilities and Equity
Current Liabilities:
Accounts payable	$25.5	$26.2
Other current liabilities	239.1	1,376.7
Performance bonds and guaranty fund contributions	47,405.0	37,542.7
Total current liabilities	47,669.6	38,945.6
Long-term debt	2,232.1	2,231.2
Deferred income tax liabilities, net	7,318.8	7,291.0
Other liabilities	546.5	560.9
Total Liabilities	57,767.0	49,028.7

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at June 30, 2017 and December 31, 2016; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2017 and December 31, 2016; 338,673 and 338,240 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3.4	3.4
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	17,870.4	17,826.9
Retained earnings	2,889.7	2,524.5
Accumulated other comprehensive income (loss)	13.3	(14.1)
Total shareholders’ equity	20,776.8	20,340.7
Total Liabilities and Equity	$78,543.8	$69,369.4

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Clearing and transaction fees	$792.0	$767.6	$1,584.0	$1,563.7
Market data and information services	96.1	102.9	192.9	205.3
Access and communication fees	24.9	22.3	49.2	43.9
Other	11.6	13.6	27.8	27.7
Total Revenues	924.6	906.4	1,853.9	1,840.6
Expenses
Compensation and benefits	139.3	131.7	281.6	263.6
Communications	6.0	6.3	12.3	13.0
Technology support services	18.2	17.7	36.9	35.1
Professional fees and outside services	28.6	39.0	57.2	70.7
Amortization of purchased intangibles	24.0	24.0	48.0	48.0
Depreciation and amortization	28.8	30.4	58.2	64.3
Occupancy and building operations	19.2	24.4	39.3	45.7
Licensing and other fee agreements	32.9	32.8	66.7	71.8
Other	22.0	36.8	46.9	91.2
Total Expenses	319.0	343.1	647.1	703.4
Operating Income	605.6	563.3	1,206.8	1,137.2

Non-Operating Income (Expense)
Investment income	112.4	17.2	251.3	34.8
Interest and other borrowing costs	(29.0)	(31.0)	(58.8)	(60.8)
Equity in net earnings (losses) of unconsolidated subsidiaries	31.8	27.0	62.6	53.8
Other non-operating income (expense)	(83.5)	(10.4)	(117.6)	(20.4)
Total Non-Operating Income (Expense)	31.7	2.8	137.5	7.4
Income before Income Taxes	637.3	566.1	1,344.3	1,144.6
Income tax provision	221.5	246.0	528.7	456.7
Net Income	$415.8	$320.1	$815.6	$687.9

Earnings per Common Share:
Basic	$1.23	$0.95	$2.41	$2.04
Diluted	1.22	0.95	2.40	2.03
Weighted Average Number of Common Shares:
Basic	338,556	337,289	338,448	337,152
Diluted	340,020	338,706	339,974	338,599
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$415.8	$320.1	$815.6	$687.9
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	1.7	85.8	31.1	195.4
Reclassification of net (gains) losses on sales included in investment income	—	—	(87.1)	—
Income tax benefit (expense)	(0.5)	0.2	76.1	(0.6)
Investment securities, net	1.2	86.0	20.1	194.8
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	0.4	3.1
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.7	0.8	1.4	1.6
Income tax benefit (expense)	(0.3)	(0.3)	(0.7)	(1.8)
Defined benefit plans, net	0.4	0.5	1.1	2.9
Derivative investments:
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(0.3)	(0.3)	(0.6)	(0.6)
Income tax benefit (expense)	0.1	0.1	0.2	0.2
Derivative investments, net	(0.2)	(0.2)	(0.4)	(0.4)
Foreign currency translation:
Foreign currency translation adjustments	1.1	(1.7)	9.5	(5.0)
Income tax benefit (expense)	—	0.6	(2.9)	1.8
Foreign currency translation, net	1.1	(1.1)	6.6	(3.2)
Other comprehensive income (loss), net of tax	2.5	85.2	27.4	194.1
Comprehensive Income	$418.3	$405.3	$843.0	$882.0
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	338,240	3	$17,830.3	$2,524.5	$(14.1)	$20,340.7
Net income				815.6		815.6
Other comprehensive income (loss)					27.4	27.4
Dividends on common stock of $1.32 per share				(448.2)		(448.2)
Impact of adoption of standards update on employee share-based payments, net of tax			1.4	(2.2)		(0.8)
Exercise of stock options	242		22.9			22.9
Vesting of issued restricted Class A common stock	162		(12.1)			(12.1)
Shares issued to Board of Directors	20		2.4			2.4
Shares issued under Employee Stock Purchase Plan	9		1.2			1.2
Stock-based compensation			27.7			27.7
Balance at June 30, 2017	338,673	3	$17,873.8	$2,889.7	$13.3	$20,776.8
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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$815.6	$687.9
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	27.7	30.0
Amortization of purchased intangibles	48.0	48.0
Depreciation and amortization	58.2	64.3
Gain on sale of BM&FBOVESPA shares	(86.5)	—
Income tax expense reclassified from accumulated other comprehensive income upon final sale of BM&FBOVESPA shares	87.8	—
Loss on datacenter	—	27.1
Undistributed earnings, net of losses, of unconsolidated subsidiaries	(12.4)	(3.3)
Deferred income taxes	11.8	22.0
Change in:
Accounts receivable	(50.6)	(71.1)
Other current assets	(2.6)	6.0
Other assets	48.6	(20.3)
Accounts payable	(0.7)	6.8
Income taxes payable	(98.6)	(12.8)
Other current liabilities	(25.5)	(30.8)
Other liabilities	2.6	(5.3)
Other	(0.4)	5.2
Net Cash Provided by Operating Activities	823.0	753.7

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	1.2	36.4
Purchases of available-for-sale marketable securities	(0.5)	(40.3)
Purchases of property, net	(37.6)	(39.6)
Investments in business ventures	(2.3)	(3.8)
Proceeds from sale of BM&FBOVESPA shares	244.0	—
Net Cash Provided by (Used in) Investing Activities	204.8	(47.3)

Cash Flows from Financing Activities
Cash dividends	(1,546.1)	(1,381.7)
Proceeds from finance lease obligation	—	130.0
Proceeds from exercise of stock options	22.9	20.0
Excess tax benefits related to employee option exercises and restricted stock vesting	—	3.4
Employee taxes paid on restricted stock vesting	(12.1)	(10.5)
Other	1.2	0.9
Net Cash Used in Financing Activities	(1,534.1)	(1,237.9)

Net change in cash and cash equivalents	(506.3)	(531.5)
Cash and cash equivalents, beginning of period	1,868.6	1,692.6
Cash and Cash Equivalents, End of Period	$1,362.3	$1,161.1

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$476.2	$410.3
Interest paid	42.4	42.4
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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2017 and December 31, 2016 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on February 27, 2017.
2. Accounting Policies
Newly Adopted Accounting Policies. In March 2016, the Financial Accounting Standards Board (FASB) issued a standards update that changes certain aspects of accounting for share-based payments to employees. The guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The company implemented this standards update as of January 1, 2017 on a prospective basis. Starting in the first quarter of 2017, all income tax effects of awards are recognized in the income statement as part of income tax expense when the awards vest or are settled. During the first six months of 2017, the company recognized a net tax benefit of $3.7 million related to the income tax effects of awards as part of income tax expense. The company also adopted a policy to recognize forfeitures as compensation expense as the forfeitures occur. Previously, the company estimated the number of awards that would be forfeited and recognized the estimate as part of compensation expense. This policy change was adopted on a modified retrospective basis with a cumulative-effect adjustment to additional paid in capital and retained earnings as of January 1, 2017. The excess tax benefits are now reported as an operating activity within the change in income taxes payable instead of a financing activity on the statements of cash flows. Prior periods have not been adjusted for this change. The employee taxes paid by the company when the company withholds shares for tax-withholding purposes when restricted stock awards vest are now classified as a financing activity on the statements of cash flows. Prior periods have been adjusted for this change.
Recently Issued Accounting Pronouncements. In May 2014, the FASB issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting standards with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The application of the new standard becomes effective in the first annual period beginning after December 15, 2017, with early adoption permitted. This guidance may be adopted using one of two transition methods: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial adoption (the modified retrospective approach). Management is on course to comply with the guidance by the effective date. The project team has completed the contract review phase. Based on their initial assessment, management expects the financial statement impact related to clearing and transaction fees to be immaterial based on current customer trading patterns. Management expects to adopt the guidance based on the modified retrospective approach. The impact related to the remaining revenue streams and the impact the guidance will have on policies, processes, controls and disclosures will be finalized by the third quarter of 2017.
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
3. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. CME has received approval to establish this account at the Federal Reserve Bank of Chicago for clearing members' cash balances and the account is now operational. At June 30, 2017, CME maintained $38.6 billion within the cash account at the Federal Reserve Bank of Chicago.
Clearing House Contract Settlement. CME Clearing and CMECE mark-to-market open positions for all futures and options contracts twice a day (once a day for CME's cleared-only credit default swap and interest rate swap contracts). Based on values derived from the mark-to-market process, CME Clearing and CMECE require payments from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than cleared-only credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits. For CME's cleared-only credit default swap and interest rate swap contracts, the maximum exposure related to CME Clearing's guarantee would be one full day of changes in fair value of all open positions, before considering CME Clearing's ability to access defaulting clearing firms' collateral. During the first six months of 2017, CME Clearing and CMECE transferred an average of approximately $2.4 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME Clearing and CMECE reduce their guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2017.
4. Intangible Assets
Intangible assets consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(896.4)	$1,942.4	$2,838.8	$(849.2)	$1,989.6
Technology-related intellectual property	29.4	(29.3)	0.1	29.4	(28.6)	0.8
Other	2.4	(1.1)	1.3	2.4	(1.0)	1.4
Total amortizable intangible assets	$2,870.6	$(926.8)	1,943.8	$2,870.6	$(878.8)	1,991.8

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,393.8			$2,441.8
Trading products (1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $24.0 million for the quarters ended June 30, 2017 and 2016, respectively. Total amortization expense for intangible assets was $48.0 million for the six months ended June 30, 2017 and 2016, As of June 30, 2017, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2017	$47.5
2018	94.7
2019	94.7
2020	94.7
2021	94.7
2022	94.7
Thereafter	1,422.8
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

6. Debt
Long-term debt consisted of the following at June 30, 2017 and December 31, 2016:

(in millions)	June 30, 2017	December 31, 2016
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$745.6	$745.2
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	744.5	744.2
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	742.0	741.8
Total long-term debt	$2,232.1	$2,231.2

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

Long-term debt maturities, at par value, were as follows at June 30, 2017:

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
In 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc. filed suit in federal court alleging that CBOT and CME violated the antitrust laws and tortuously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. While the complaint requests treble damages, the plaintiffs have not specified the amount of damages sought. After years of relative inactivity, the case was recently reassigned to a new judge and a trial date was set for April 9, 2018. Based on its investigation to date and advice from legal counsel, the company believes that it has strong factual and legal defenses to the claim. Given the uncertainty of factors which may potentially impact the resolution of the matter, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible losses in the unlikely event it were found to be liable at trial in the matter.
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
No accrual was required for legal and regulatory matters that were probable and estimable as of June 30, 2017 and December 31, 2016.

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
8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2017. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME must maintain U.S. Treasury securities or irrevocable, standby letters of credit as collateral for this agreement. At June 30, 2017, CME was contingently liable to SGX on letters of credit totaling $285.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2017.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2017.

9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2016	$(19.5)	$(37.8)	$58.9	$(15.7)	$(14.1)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	31.1	0.4	—	9.5	41.0
Amounts reclassified from accumulated other comprehensive income (loss)	(87.1)	1.4	(0.6)	—	(86.3)
Income tax benefit (expense)	76.1	(0.7)	0.2	(2.9)	72.7
Net current period other comprehensive income (loss)	20.1	1.1	(0.4)	6.6	27.4
Balance at June 30, 2017	$0.6	$(36.7)	$58.5	$(9.1)	$13.3

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2015	$(95.0)	$(36.6)	$59.6	$(8.8)	$(80.8)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	195.4	3.1	—	(5.0)	193.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.6	(0.6)	—	1.0
Income tax benefit (expense)	(0.6)	(1.8)	0.2	1.8	(0.4)
Net current period other comprehensive income (loss)	194.8	2.9	(0.4)	(3.2)	194.1
Balance at June 30, 2016	$99.8	$(33.7)	$59.2	$(12.0)	$113.3
10. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
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

Financial assets recorded in the consolidated balance sheet as of June 30, 2017 were classified in their entirety based on the lowest level of input that was significant to each asset's fair value measurement. There were no liabilities that were measured at fair value as of June 30, 2017. The following tables present financial instruments measured at fair value on a recurring basis:

	June 30, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$20.0	$—	$—	$20.0
Mutual funds	63.9	—	—	63.9
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	84.0	0.3	—	84.3
Equity investments	20.7	—	—	20.7
Total Assets at Fair Value	$104.7	$0.3	$—	$105.0
There were no transfers of assets or liabilities between level 1, level 2 and level 3 during the first six months of 2017. There were no level 3 assets or liabilities valued at fair value on a recurring or non-recurring basis during the first six months of 2017.
The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. At June 30, 2017, the fair values were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	$774.0
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%	763.1
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	933.0
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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Stock options	—	320	—	320
Restricted stock and performance shares	70	—	71	—
Total	70	320	71	320

The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income (in millions)	$415.8	$320.1	$815.6	$687.9
Weighted Average Number of Common Shares (in thousands):
Basic	338,556	337,289	338,448	337,152
Effect of stock options, restricted stock and performance shares	1,464	1,417	1,526	1,447
Diluted	340,020	338,706	339,974	338,599
Earnings per Common Share:
Basic	$1.23	$0.95	$2.41	$2.04
Diluted	1.22	0.95	2.40	2.03
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2017	2016	Change	2017	2016	Change
Total revenues	$924.6	$906.4	2%	$1,853.9	$1,840.6	1%
Total expenses	319.0	343.1	(7)	647.1	703.4	(8)
Operating margin	65.5%	62.1%		65.1%	61.8%
Non-operating income (expense)	$31.7	$2.8	n.m.	$137.5	$7.4	n.m.
Effective tax rate	34.7%	43.5%		39.3%	39.9%
Net income	$415.8	$320.1	30	$815.6	$687.9	19
Diluted earnings per common share	1.22	0.95	28	2.40	2.03	18
Cash flows from operating activities				823.0	753.7	9
n.m. not meaningful
Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Clearing and transaction fees	$792.0	$767.6	3%	$1,584.0	$1,563.7	1%
Market data and information services	96.1	102.9	(7)	192.9	205.3	(6)
Access and communication fees	24.9	22.3	11	49.2	43.9	12
Other	11.6	13.6	(16)	27.8	27.7	—
Total Revenues	$924.6	$906.4	2	$1,853.9	$1,840.6	1

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

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Total contract volume (in millions)	1,036.5	965.2	7%	2,096.6	1,998.8	5%
Clearing and transaction fees (in millions)	$776.1	$754.6	3	$1,550.8	$1,535.7	1
Average rate per contract	$0.749	$0.782	(4)	$0.740	$0.768	(4)
We estimate the following increases in clearing and transaction fees based on changes in total contract volumes and changes in average rate per contract for futures and options during the second quarter and first six months of 2017 when compared with the same period in 2016.

(in millions)	Quarter Ended	Six Months Ended
Increases due to changes in total contract volume	$53.4	$72.3
Decreases due to changes in average rate per contract	(31.9)	(57.2)
Net increases in clearing and transaction fees	$21.5	$15.1
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2017	2016	Change	2017	2016	Change
Average Daily Volume by Product Line:
Interest rate	8,210	6,776	21%	8,686	7,493	16%
Equity	2,707	2,957	(8)	2,736	3,250	(16)
Foreign exchange	879	838	5	887	890	—
Agricultural commodity	1,492	1,722	(13)	1,377	1,470	(6)
Energy	2,632	2,322	13	2,565	2,426	6
Metal	533	467	14	522	461	13
Aggregate average daily volume	16,453	15,082	9	16,773	15,990	5
Average Daily Volume by Venue:
Electronic	14,582	13,355	9	14,763	14,018	5
Open outcry	1,115	1,076	4	1,238	1,245	(1)
Privately negotiated	756	651	16	772	727	6
Aggregate average daily volume	16,453	15,082	9	16,773	15,990	5
Electronic Volume as a Percentage of Total Volume	89%	89%		88%	88%
Overall interest rate volatility continued to remain high throughout the first half of 2017 due to considerable market uncertainty surrounding the Federal Reserve's interest rate policy. In June 2017, the Federal Open Markets Committee raised the federal funds rate, which led to additional interest rate volatility in the second quarter of 2017. These factors resulted in strong volumes for our interest rate contracts throughout the first half of 2017. During the second quarter, there was a shift in crude oil supplies caused by an increase in United States crude oil production following the Organization of Petroleum Exporting Countries' decision to cut oil supplies in the fourth quarter of 2016, which contributed to stronger energy volumes in the first half of 2017. Volatility within the equity markets continued to remain low throughout the first half of 2017 due to fewer market-moving geopolitical events, which resulted in lower equity contract volumes during the first half of 2017.
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2017	2016	Change	2017	2016	Change
Eurodollar futures and options:
Front 8 futures	1,761	1,630	8%	1,946	1,828	6%
Back 32 futures	738	594	24	837	660	27
Options	1,464	1,043	40	1,537	1,276	20
U.S. Treasury futures and options:
10-Year	1,883	1,616	17	1,931	1,727	12
5-Year	994	842	18	1,044	889	17
2-Year	381	312	22	382	328	17
Treasury bond	382	318	20	376	351	7
Federal Funds futures and options	217	142	53	235	132	77
In the second quarter and first six months of 2017 when compared with the same periods in 2016, overall interest rate contract volumes increased largely due to volatility caused by continued uncertainty surrounding the Federal Reserve's interest rate policy, including volatility caused by the federal funds rate increase by the Federal Open Markets Committee in June 2017. In addition, we believe the increases in short-term interest rate contract volumes were also due to the uncertainty surrounding other global events, including 2017 elections throughout Europe. We believe the increases in long-term interest rate contract volumes were also due to the volatility resulting from the uncertainty surrounding the policies of the new political administration in the United States, uncertainty regarding future rates of inflation and the potential for additional government spending.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2017	2016	Change	2017	2016	Change
E-mini S&P 500 futures and options	2,116	2,360	(10)%	2,182	2,566	(15)%
E-mini NASDAQ 100 futures and options	304	258	18	259	305	(15)
In the second quarter and first six months of 2017 when compared with the same periods in 2016, overall equity contract volumes decreased due to overall lower equity market volatility, as measured by the CBOE Volatility Index and CBOE Nasdaq-100 Volatility Index. The comparatively low volatility is believed to be caused by fewer market-moving geopolitical and macro-level events that impacted these indexes in the first half of 2017. In the first half of 2016, there were periods of higher volatility within the equity markets resulting from uncertainty regarding whether the Federal Open Markets Committee would begin to raise the federal funds rate in 2016, the deceleration of the Chinese economy and declining global crude oil prices.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2017	2016	Change	2017	2016	Change
Euro	214	219	(2)%	224	246	(9)%
Japanese yen	165	147	12	172	169	2
British pound	123	134	(9)	124	126	(2)
Australian dollar	91	112	(19)	92	113	(18)
Canadian dollar	83	78	7	78	85	(8)
Overall contract volumes increased slightly in the second quarter of 2017 and remained relatively flat in the first six months of 2017, when compared with the same periods in 2016. The Japanese yen contract volumes increased as market participants turned to the yen as a safe-haven currency as yen currency rates steadied. Declines in Euro contract volumes were largely driven by overall low volatility, which is believed to be caused by a lack of global macroeconomic drivers affecting the Euro. In the first quarter of 2016, Euro contract volumes were higher due to volatility caused by uncertainty surrounding the European Central Bank's quantitative easing program. We believe the decreases in Australian dollar contract volumes were driven by lower volatility within those markets due to lower interest rate volatility in Australia.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2017	2016	Change	2017	2016	Change
Corn	532	587	(9)%	471	492	(4)%
Soybean	279	454	(39)	274	374	(27)
Wheat	260	232	12	232	208	12
In the second quarter and first six months of 2017 when compared with the same periods in 2016, overall agricultural commodity contract volumes decreased due to lower corn and soybean contract volumes, which we believe resulted from lower price volatility in the second quarter of 2017. In the second quarter of 2016, price volatility was higher due to greater uncertainty related to weather conditions and the crop production for the 2016 growing season. In addition, we believe the increases in wheat contract volumes in the first half of 2017 were caused by greater uncertainty surrounding the wheat production for the 2017 growing season.

Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2017	2016	Change	2017	2016	Change
WTI crude oil	1,483	1,231	20%	1,406	1,312	7%
Natural gas	580	531	9	590	527	12
Refined products	387	369	5	388	371	5
Brent crude oil	106	92	15	104	104	—
Overall energy contract volumes increased in the second quarter and first six months of 2017 when compared with the same periods in 2016 largely due to increases in crude oil contract volumes caused by higher volatility in the second quarter of 2017. We believe the increased volatility in the second quarter of 2017 was caused by a shift in crude oil supplies as United States crude oil production rose following the Organization of Petroleum Exporting Countries' decision to cut oil supplies in the fourth quarter of 2016. We believe the increases in natural gas contract volumes were caused by volatility driven by higher supply levels in the first half of 2017.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2017	2016	Change	2017	2016	Change
Gold	296	273	8%	302	278	9%
Copper	102	89	15	99	83	19
Silver	108	84	28	95	77	24
We believe the increases in metal contract volumes in the second quarter and first six months of 2017 when compared with the same periods in 2016 were due to investors using gold and other precious metals as safe-haven alternative investments to other markets that remain uncertain in the first half of 2017.
Average Rate per Contract
The average rate per contract decreased in the second quarter and first six months of 2017 when compared with the same periods in 2016 largely due to increases in trades executed by members, as a percentage of total trading volumes, as well as a shift in relative mix of product volumes. In the second quarter of 2017 when compared with the same period in 2016, interest rate contract volume, when measured as a percentage of total volume, increased by 5 percentage points, while agricultural commodity and equity contract volumes collectively decreased by 6 percentage points. In the first six months of 2017 when compared with the same period in 2016, interest rate contract volume increased by 5 percentage points, while agricultural commodity and equity contract volumes collectively decreased by 5 percentage points. Agricultural commodity and equity contracts have a higher average rate per contract compared with interest rate contracts.The overall decreases in average rates per contract were partially offset by a rate increase that was effective in the first quarter of 2017.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% and another firm represented 12% of our clearing and transaction fees in the first six months of 2017. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
In the second quarter and first six months of 2017 when compared with the same periods in 2016, market data and information services revenues decreased. The decreases in revenues were attributable to declines in screen counts due to cost-cutting initiatives at member firms and some rationalization as customer firms transitioned into full-priced offerings.
The two largest resellers of our market data represented approximately 40% of our market data and information services revenue in the first six months of 2017. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Compensation and benefits	$139.3	$131.7	6%	$281.6	$263.6	7%
Communications	6.0	6.3	(4)	12.3	13.0	(5)
Technology support services	18.2	17.7	2	36.9	35.1	5
Professional fees and outside services	28.6	39.0	(27)	57.2	70.7	(19)
Amortization of purchased intangibles	24.0	24.0	—	48.0	48.0	—
Depreciation and amortization	28.8	30.4	(5)	58.2	64.3	(9)
Occupancy and building operations	19.2	24.4	(21)	39.3	45.7	(14)
Licensing and other fee agreements	32.9	32.8	—	66.7	71.8	(7)
Other	22.0	36.8	(40)	46.9	91.2	(49)
Total Expenses	$319.0	$343.1	(7)	$647.1	$703.4	(8)
Operating expenses decreased by $24.1 million and $56.3 million in the second quarter and first six months of 2017, respectively, when compared with the same periods in 2016. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended, June 30, 2017		Six Months Ended, June 30, 2017
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Loss on datacenter and related legal fees	$—	—%	$(28.6)	(4)%
Foreign currency exchange rate fluctuation	(16.2)	(5)	(22.6)	(3)
Professional fees and outside services	(10.4)	(3)	(12.0)	(2)
Rent expense	(5.0)	(1)	(5.7)	(1)
Licensing and other fee agreements	0.1	—	(5.1)	(1)
Bonus expense	3.6	1	4.2	1
Salaries, benefits and employer taxes	2.8	1	9.0	1
Other expenses, net	1.0	—	4.5	1
Total decrease	$(24.1)	(7)%	$(56.3)	(8)%
Decreases in operating expenses in the second quarter and first six months of 2017 when compared with the same periods in 2016 were as follows:

•
In the first quarter of 2016, we sold and leased back our datacenter in the Chicago area. The transaction was recognized under the financing method under generally accepted accounting principles. In the first quarter of 2016, we recognized total losses and expenses of $28.6 million, representing a net loss on write-down to fair value of the assets and certain other transaction fees of $27.1 million within other expenses and $1.5 million of legal and other fees.

•
In the second quarter of 2017, we recognized a net gain of $4.6 million due to a favorable change in exchange rates on foreign cash balances, compared with a net loss of $11.6 million in the second quarter of 2016. In the first six months of 2017, we recognized a net gain of $7.1 million due to a favorable change in exchange rates on foreign cash balances, compared with a net loss of $15.5 million in the first six months of 2016. Gains and losses from exchange rate fluctuations result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies.

•
In 2016, we recognized higher professional fees and outside services expenses largely due to non-recurring legal efforts in 2016 related to our business activities and product offerings as well as higher professional fees related to a greater reliance on consultants for security and systems enhancement work in 2016.

•	Rent expense decreased largely due to a reduction in office and data center space throughout 2016.

•
A decrease in licensing and other fee sharing agreements expense in the first six months of 2017 resulted from lower expense related to revenue sharing agreements for certain equity and energy contracts due to lower volume for these products in the first six months of 2017.

Increases in operating expenses in the second quarter and first six months of 2017 when compared with the same periods in 2016 were as follows:

•	Bonus expense increased due to performance relative to our 2017 cash earnings target when compared with 2016 performance relative to our 2016 cash earnings target.

•	Compensation and benefits expenses also increased as a result of increases in average headcount primarily in our international locations.
Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Investment income	$112.4	$17.2	n.m.	$251.3	$34.8	n.m.
Interest and other borrowing costs	(29.0)	(31.0)	(6)	(58.8)	(60.8)	(3)
Equity in net earnings (losses) of unconsolidated subsidiaries	31.8	27.0	17	62.6	53.8	16
Other non-operating income (expense)	(83.5)	(10.4)	n.m.	(117.6)	(20.4)	n.m.
Total Non-Operating	$31.7	$2.8	n.m.	$137.5	$7.4	n.m.
n.m. not meaningful
Investment income increased in the second quarter and first six months of 2017, when compared with the same periods in 2016, largely due to higher average reinvestment balances and rates of interest earned from cash performance bond and guaranty fund contributions that are reinvested. In addition, we sold our remaining ownership interest in BM&FBOVESPA, S.A. (BM&FBOVESPA) and recognized a net gain of $86.5 million, net of transaction costs, in the first quarter of 2017.
Higher income generated from our S&P/Dow Jones Indices LLC business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries in the second quarter and first six months of 2017 when compared with the same periods in 2016.
In the second quarter and first six months of 2017 when compared with the same periods in 2016, we recognized higher expenses related to the distribution of interest earned on performance bond collateral reinvestment to the clearing firms. These expenses are included in other non-operating income (expense).
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2017	2016
Quarter ended June 30	34.7%	43.5%
Six months ended June 30	39.3%	39.9%
The overall decrease in the effective tax rate in the second quarter of 2017 when compared with the same period in 2016 was due to benefits recognized in the second quarter of 2017 related to the settlement of various federal and state audit issues. In addition, we recognized tax expense in the second quarter of 2016 related to the remeasurement of tax positions resulting from a state and local income tax law change.
The overall effective tax rate in the first six months of 2017 was relatively flat compared with the same period in 2016. Additional income tax expense recognized in the first quarter of 2017 related to the final sale of BM&FBOVESPA shares that was reclassified from accumulated other comprehensive income was partially offset by the benefits recognized in the second quarter of 2017 related to the settlement of various federal and state audit issues.
Effective July 1, 2017, the state of Illinois raised its corporate state income tax rate. As a result of this state tax rate change, we expect to recognize additional non-cash state income tax expense of approximately $85 million to $90 million in the third quarter of 2017 largely related to the remeasurement of our deferred income tax positions.

Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first six months of 2017 when compared with the same period in 2016. The increase in net cash provided by operating activities was largely attributable to higher investment income related to our reinvestment of cash performance bonds and guaranty fund collateral, net of the distribution of interest earned to the clearing firms, as well as an increase in trading volumes and the reduction of restricted cash related to the CMECE guaranty fund. Net cash provided by investing activities increased in the first six months of 2017 when compared with the same period of 2016 due to proceeds received from our sale of BM&FBOVESPA shares in the first quarter of 2017. Cash used in financing activities was higher in the first six months of 2017 when compared with the same period in 2016. The increase was attributable to higher cash dividends paid in the first six months of 2017 when compared with the same period in 2016. The increase was also attributable to proceeds from a finance lease obligation related to the sale-leaseback of the datacenter in the first quarter of 2016.
Debt Instruments. The following table summarizes our debt outstanding at June 30, 2017:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by CME Clearing. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. CME clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At June 30, 2017, guaranty funds available to collateralize the facility totaled $6.9 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At June 30, 2017, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At June 30, 2017, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable standby letters of credit. At June 30, 2017, the letters of credit totaled $285.0 million.
The following table summarizes our credit ratings at June 30, 2017:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.4 billion and $1.9 billion at June 30, 2017 and December 31, 2016, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Regulatory Requirements. CME and CMECE are regulated by the CFTC as U.S. Derivatives Clearing Organizations (DCO). DCOs are required to maintain capital, as defined by the CFTC, in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. CME was designated by the Financial Stability Oversight Council as a systemically important financial market utility under Title VIII of Dodd-Frank. As a result, CME must comply with CFTC regulations applicable to a systemically important DCO for financial resources and liquidity resources. CME and CMECE are in compliance with all DCO financial requirements.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting standards with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The application of the new standard becomes effective in the first annual period beginning after December 15, 2017, with early adoption permitted. This guidance may be adopted using one of two transition methods: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial adoption (the modified retrospective approach). We are on course to comply with the guidance by the effective date and have completed the contract review phase. Based on our initial assessment, we expect the financial statement impact related to clearing and transaction fees to be immaterial based on current customer trading patterns. We expect to adopt the guidance based on the modified retrospective approach. The impact related to the remaining revenue streams and the impact the guidance will have on policies, processes, controls and disclosures will be finalized by the third quarter of 2017.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30	2,305	$117.41	—	$—
May 1 to May 31	314	117.13	—	—
June 1 to June 30	1,494	126.78	—	—
Total	4,113	$120.79	—

(1)	Shares purchased consist of an aggregate of 4,113 shares of Class A common stock surrendered in the second quarter of 2017 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

10.1	Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan (As Amended and Restated Effective January 1, 2017).(1)

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)Management compensatory plan.  The plan was amended and restated to incorporate certain non-material amendments that inadvertently were not previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: August 2, 2017	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance