Form 10-Q
period 2017-09-30
CME GROUP INC.
filed 2017-11-02
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 11, 2017 was as follows: 340,291,358 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to maintain existing customers, develop strategic relationships and attract new customers;

•	our ability to retain key employees;

•	our ability to expand and offer our products outside the United States;

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$1,631.1	$1,868.6
Marketable securities	88.0	83.3
Accounts receivable, net of allowance of $1.4 and $3.5	390.3	364.4
Other current assets (includes $50.0 and $30.0 in restricted cash)	340.8	171.7
Performance bonds and guaranty fund contributions	46,942.3	37,543.5
Total current assets	49,392.5	40,031.5
Property, net of accumulated depreciation and amortization of $649.9 and $597.2	388.9	425.2
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,370.0	2,441.8
Goodwill	7,569.0	7,569.0
Other assets (includes $2.2 and $61.7 in restricted cash)	1,427.3	1,726.6
Total Assets	$78,323.0	$69,369.4

Liabilities and Equity
Current Liabilities:
Accounts payable	$36.1	$26.2
Other current liabilities	244.6	1,376.7
Performance bonds and guaranty fund contributions	46,942.3	37,542.7
Total current liabilities	47,223.0	38,945.6
Long-term debt	2,232.6	2,231.2
Deferred income tax liabilities, net	7,437.0	7,291.0
Other liabilities	566.5	560.9
Total Liabilities	57,459.1	49,028.7

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at September 30, 2017 and December 31, 2016; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2017 and December 31, 2016; 339,115 and 338,240 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3.4	3.4
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	17,874.6	17,826.9
Retained earnings	2,973.8	2,524.5
Accumulated other comprehensive income (loss)	12.1	(14.1)
Total shareholders’ equity	20,863.9	20,340.7
Total Liabilities and Equity	$78,323.0	$69,369.4

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Clearing and transaction fees	$756.2	$704.2	$2,340.2	$2,267.9
Market data and information services	96.9	101.1	289.8	306.4
Access and communication fees	25.7	23.8	74.9	67.7
Other	12.0	12.6	39.8	40.3
Total Revenues	890.8	841.7	2,744.7	2,682.3
Expenses
Compensation and benefits	141.4	130.6	423.0	394.2
Communications	6.1	6.9	18.4	19.9
Technology support services	19.3	17.3	56.2	52.4
Professional fees and outside services	25.8	33.5	83.0	104.2
Amortization of purchased intangibles	23.8	24.0	71.8	72.0
Depreciation and amortization	26.9	31.2	85.1	95.5
Occupancy and building operations	19.8	19.6	59.1	65.3
Licensing and other fee agreements	41.5	31.5	108.2	103.3
Other	18.3	21.8	65.2	113.0
Total Expenses	322.9	316.4	970.0	1,019.8
Operating Income	567.9	525.3	1,774.7	1,662.5

Non-Operating Income (Expense)
Investment income	139.9	36.5	391.2	71.3
Interest and other borrowing costs	(29.1)	(31.1)	(87.9)	(91.9)
Equity in net earnings (losses) of unconsolidated subsidiaries	33.9	28.6	96.5	82.4
Other non-operating income (expense)	(105.3)	(10.5)	(222.9)	(30.9)
Total Non-Operating Income (Expense)	39.4	23.5	176.9	30.9
Income before Income Taxes	607.3	548.8	1,951.6	1,693.4
Income tax provision	298.7	76.0	827.4	532.7
Net Income	$308.6	$472.8	$1,124.2	$1,160.7

Earnings per Common Share:
Basic	$0.91	$1.40	$3.32	$3.44
Diluted	0.91	1.39	3.31	3.43
Weighted Average Number of Common Shares:
Basic	338,771	337,592	338,557	337,299
Diluted	340,329	339,143	340,114	338,834
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$308.6	$472.8	$1,124.2	$1,160.7
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(1.0)	(17.7)	30.1	177.7
Reclassification of net (gains) losses on sales included in investment income	(2.0)	(6.3)	(89.1)	(6.3)
Income tax benefit (expense)	1.6	(65.3)	77.7	(65.9)
Investment securities, net	(1.4)	(89.3)	18.7	105.5
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	0.5	3.1
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.7	0.8	2.1	2.4
Income tax benefit (expense)	(1.2)	(0.3)	(1.9)	(2.1)
Defined benefit plans, net	(0.5)	0.5	0.7	3.4
Derivative investments:
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(0.3)	(0.3)	(0.9)	(0.9)
Income tax benefit (expense)	0.1	0.1	0.3	0.3
Derivative investments, net	(0.2)	(0.2)	(0.6)	(0.6)
Foreign currency translation:
Foreign currency translation adjustments	0.9	(0.6)	10.3	(5.6)
Income tax benefit (expense)	—	(0.8)	(2.9)	1.0
Foreign currency translation, net	0.9	(1.4)	7.4	(4.6)
Other comprehensive income (loss), net of tax	(1.2)	(90.4)	26.2	103.7
Comprehensive Income	$307.4	$382.4	$1,150.4	$1,264.4
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	338,240	3	$17,830.3	$2,524.5	$(14.1)	$20,340.7
Net income				1,124.2		1,124.2
Other comprehensive income (loss)					26.2	26.2
Dividends on common stock of $1.98 per share				(672.7)		(672.7)
Impact of adoption of standards update on employee share-based payments, net of tax			1.4	(2.2)		(0.8)
Exercise of stock options	345		30.4			30.4
Vesting of issued restricted Class A common stock	501		(30.5)			(30.5)
Shares issued to Board of Directors	20		2.4			2.4
Shares issued under Employee Stock Purchase Plan	9		1.2			1.2
Stock-based compensation			42.8			42.8
Balance at September 30, 2017	339,115	3	$17,878.0	$2,973.8	$12.1	$20,863.9
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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$1,124.2	$1,160.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	42.8	42.3
Amortization of purchased intangibles	71.8	72.0
Depreciation and amortization	85.1	95.5
Gain on sale of BM&FBOVESPA shares	(86.5)	(6.4)
Gain on sale of Bolsa Mexicana de Valores, S.A.B de C.V.	(2.0)	—
Income tax expense reclassified from accumulated other comprehensive income upon final sale of BM&FBOVESPA shares	87.8	—
Loss on datacenter	—	27.1
Undistributed earnings, net of losses, of unconsolidated subsidiaries	(33.2)	(29.3)
Deferred income taxes	129.7	(79.3)
Change in:
Accounts receivable	(23.8)	(18.7)
Other current assets	(27.6)	(12.5)
Other assets	59.5	9.5
Accounts payable	10.0	5.7
Income taxes payable	(86.2)	21.3
Other current liabilities	(23.3)	(40.5)
Other liabilities	2.9	(14.3)
Other	(1.0)	(0.7)
Net Cash Provided by Operating Activities	1,330.2	1,232.4

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	2.3	40.1
Purchases of available-for-sale marketable securities	(2.3)	(44.9)
Purchases of property, net	(53.0)	(62.9)
Investments in business ventures	(5.3)	(4.9)
Proceeds from sale of business venture	—	8.8
Proceeds from sale of BM&FBOVESPA shares	244.0	—
Proceeds from sale of Bolsa Mexicana de Valores, S.A.B de C.V.	15.1	—
Net Cash Provided by (Used in) Investing Activities	200.8	(63.8)

Cash Flows from Financing Activities
Cash dividends	(1,769.6)	(1,584.3)
Proceeds from finance lease obligation	—	130.0
Proceeds from exercise of stock options	30.4	29.5
Excess tax benefits related to employee option exercises and restricted stock vesting	—	10.0
Employee taxes paid on restricted stock vesting	(30.5)	(26.8)
Other	1.2	0.9
Net Cash Used in Financing Activities	(1,768.5)	(1,440.7)

Net change in cash and cash equivalents	(237.5)	(272.1)
Cash and cash equivalents, beginning of period	1,868.6	1,692.6
Cash and Cash Equivalents, End of Period	$1,631.1	$1,420.5

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$642.7	$545.5
Interest paid	84.8	84.8
Non-cash investing activities:
Accrued proceeds from sale of investments	1.4	20.8
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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2017 and December 31, 2016 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on February 27, 2017.
2. Accounting Policies
Newly Adopted Accounting Policies. In March 2016, the Financial Accounting Standards Board (FASB) issued a standards update that changes certain aspects of accounting for share-based payments to employees. The guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The company implemented this standards update as of January 1, 2017 on a prospective basis. Starting in the first quarter of 2017, all income tax effects of awards are recognized in the income statement as part of income tax expense when the awards vest or are settled. During the first nine months of 2017, the company recognized a net tax benefit of $11.5 million related to the income tax effects of awards as part of income tax expense. The company also adopted a policy to recognize forfeitures as compensation expense as the forfeitures occur. Previously, the company estimated the number of awards that would be forfeited and recognized the estimate as part of compensation expense. This policy change was adopted on a modified retrospective basis with a cumulative-effect adjustment to additional paid in capital and retained earnings as of January 1, 2017. The excess tax benefits are now reported as an operating activity within the change in income taxes payable instead of a financing activity on the statements of cash flows. Prior periods have not been adjusted for this change. The employee taxes paid by the company when the company withholds shares for tax-withholding purposes when restricted stock awards vest are now classified as a financing activity on the statements of cash flows. Prior periods have been adjusted for this change.
Recently Issued Accounting Pronouncements. In May 2014, the FASB issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting standards with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The application of the new standard becomes effective in the first annual period beginning after December 15, 2017, with early adoption permitted. This guidance may be adopted using one of two transition methods: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial adoption (the modified retrospective approach). Management is on course to comply with the guidance by the effective date as the project team has completed the contract review and implementation phases. Based on the assessment, management expects the impact to the financial statements and internal controls environment to be immaterial. Management also notes that adoption of the guidance will result in expanded disclosures within the footnotes.
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
In August 2017, the FASB issued a standards update that amends the existing hedge accounting model to enable entities to better reflect their risk management activities in the financial statements. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.
3. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. At September 30, 2017, CME maintained $38.1 billion within the cash account at the Federal Reserve Bank of Chicago.
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
For CME's cleared-only credit default swap (CDS) and interest rate swap contracts, the maximum exposure related to CME Clearing's guarantee would be one full day of changes in fair value of all open positions, before considering CME Clearing's ability to access defaulting clearing firms' collateral. It is noted that CME is committed to exiting the company's CDS clearing business by mid-2018. During the transition, CME will continue to provide full clearing services so that participants can continue to manage their risk.
In connection with the CMECE and CME Europe wind down announced in April 2017, all CMECE client guaranty fund contributions have been returned to the clearing firms as of September 30, 2017. The guarantee fund balance as recorded in other current assets represents $50.0 million of company capital retained in the guaranty fund for transition purposes as of September 30, 2017.
During the first nine months of 2017, CME Clearing and CMECE transferred an average of approximately $2.4 billion a day through their clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. CME Clearing and CMECE reduce their guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2017.
4. Intangible Assets
Intangible assets consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(920.1)	$1,918.7	$2,838.8	$(849.2)	$1,989.6
Technology-related intellectual property	29.4	(29.4)	—	29.4	(28.6)	0.8
Other	2.4	(1.1)	1.3	2.4	(1.0)	1.4
Total amortizable intangible assets	$2,870.6	$(950.6)	1,920.0	$2,870.6	$(878.8)	1,991.8

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,370.0			$2,441.8
Trading products (1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $23.8 million for the quarter ended September 30, 2017 and $24.0 million for the quarter ended September 30, 2016. Total amortization expense for intangible assets was $71.8 million for the nine months ended September 30, 2017 and $72.0 million for the nine months ended September 30, 2016. As of September 30, 2017, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2017	$23.7
2018	94.7
2019	94.7
2020	94.7
2021	94.7
2022	94.7
Thereafter	1,422.8
5. Long-Term Investments
The company maintains various long-term investments as included in other assets in the consolidated balance sheets.
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
In the third quarter of 2017, the company sold 9.9 million shares of Bolsa Mexicana de Valores, S.A.B de C.V. (Bolsa Mexicana) and recognized a net gain of $2.0 million, net of transaction costs, within investment income on the consolidated statements of income. As of September 30, 2017, the company owned an approximate 0.3% interest in Bolsa Mexicana. At September 30, 2017, the fair value and cost basis of the remaining investment in Bolsa Mexicana was $3.1 million and $2.7 million respectively.
6. Debt
Long-term debt consisted of the following at September 30, 2017 and December 31, 2016:

(in millions)	September 30, 2017	December 31, 2016
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$745.8	$745.2
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	744.7	744.2
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	742.1	741.8
Total long-term debt	$2,232.6	$2,231.2

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

Long-term debt maturities, at par value, were as follows at September 30, 2017:

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
No accrual was required for legal and regulatory matters that were probable and estimable as of September 30, 2017 and December 31, 2016.
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
8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2018. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME must maintain U.S. Treasury securities or irrevocable, standby letters of credit as collateral for this agreement. At September 30, 2017, CME was contingently liable to SGX on letters of credit totaling $285.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2017.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2017.
9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2016	$(19.5)	$(37.8)	$58.9	$(15.7)	$(14.1)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	30.1	0.5	—	10.3	40.9
Amounts reclassified from accumulated other comprehensive income (loss)	(89.1)	2.1	(0.9)	—	(87.9)
Income tax benefit (expense)	77.7	(1.9)	0.3	(2.9)	73.2
Net current period other comprehensive income (loss)	18.7	0.7	(0.6)	7.4	26.2
Balance at September 30, 2017	$(0.8)	$(37.1)	$58.3	$(8.3)	$12.1

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2015	$(95.0)	$(36.6)	$59.6	$(8.8)	$(80.8)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	177.7	3.1	—	(5.6)	175.2
Amounts reclassified from accumulated other comprehensive income (loss)	(6.3)	2.4	(0.9)	—	(4.8)
Income tax benefit (expense)	(65.9)	(2.1)	0.3	1.0	(66.7)
Net current period other comprehensive income (loss)	105.5	3.4	(0.6)	(4.6)	103.7
Balance at September 30, 2016	$10.5	$(33.2)	$59.0	$(13.4)	$22.9
10. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
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

Financial assets recorded in the consolidated balance sheet as of September 30, 2017 were classified in their entirety based on the lowest level of input that was significant to each asset's fair value measurement. There were no liabilities that were measured at fair value as of September 30, 2017. The following tables present financial instruments measured at fair value on a recurring basis:

	September 30, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$20.8	$—	$—	$20.8
Mutual funds	66.8	—	—	66.8
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	87.7	0.3	—	88.0
Equity investments	3.1	—	—	3.1
Total Assets at Fair Value	$90.8	$0.3	$—	$91.1
There were no transfers of assets or liabilities between level 1, level 2 and level 3 during the first nine months of 2017. There were no level 3 assets or liabilities valued at fair value on a recurring or non-recurring basis during the first nine months of 2017.
The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. At September 30, 2017, the fair values were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	$771.2
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%	763.4
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	954.0
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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Stock options	—	311	—	315
Restricted stock and performance shares	438	530	438	530
Total	438	841	438	845

The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (in millions)	$308.6	$472.8	$1,124.2	$1,160.7
Weighted Average Number of Common Shares (in thousands):
Basic	338,771	337,592	338,557	337,299
Effect of stock options, restricted stock and performance shares	1,558	1,551	1,557	1,535
Diluted	340,329	339,143	340,114	338,834
Earnings per Common Share:
Basic	$0.91	$1.40	$3.32	$3.44
Diluted	0.91	1.39	3.31	3.43
12. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events that require disclosure except the following:
Following a request for de-authorization submitted by the company in September 2017, CME Europe has received confirmation from the Financial Conduct Authority (FCA) that its status as a recognized investment exchange (RIE) has been revoked effective October 12, 2017. CMECE has received confirmation from the Bank of England that revocation of its status as a European Market Infrastructure Regulation (EMIR) authorized central counterparty clearing house (CCP) and UK recognized CCP was effective October 12, 2017.

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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2017	2016	Change	2017	2016	Change
Total revenues	$890.8	$841.7	6%	$2,744.7	$2,682.3	2%
Total expenses	322.9	316.4	2	970.0	1,019.8	(5)
Operating margin	63.8%	62.4%		64.7%	62.0%
Non-operating income (expense)	$39.4	$23.5	68	$176.9	$30.9	n.m.
Effective tax rate	49.2%	13.8%		42.4%	31.5%
Net income	$308.6	$472.8	(35)	$1,124.2	$1,160.7	(3)
Diluted earnings per common share	0.91	1.39	(35)	3.31	3.43	(3)
Cash flows from operating activities				1,330.2	1,232.4	8
n.m. not meaningful
Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Clearing and transaction fees	$756.2	$704.2	7%	$2,340.2	$2,267.9	3%
Market data and information services	96.9	101.1	(4)	289.8	306.4	(5)
Access and communication fees	25.7	23.8	8	74.9	67.7	11
Other	12.0	12.6	(5)	39.8	40.3	(1)
Total Revenues	$890.8	$841.7	6	$2,744.7	$2,682.3	2

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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Total contract volume (in millions)	989.3	916.4	8%	3,085.9	2,915.2	6%
Clearing and transaction fees (in millions)	$741.2	$687.2	8	$2,292.0	$2,222.9	3
Average rate per contract	$0.749	$0.750	—	$0.743	$0.763	(3)
We estimate the following increases in clearing and transaction fees based on changes in total contract volumes and changes in average rate per contract for futures and options during the third quarter and first nine months of 2017 when compared with the same periods in 2016.

(in millions)	Quarter Ended	Nine Months Ended
Increases due to changes in total contract volume	$54.7	$126.8
Decreases due to changes in average rate per contract	(0.7)	(57.7)
Net increases in clearing and transaction fees	$54.0	$69.1
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

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2017	2016	Change	2017	2016	Change
Average Daily Volume by Product Line:
Interest rate	7,424	6,791	9%	8,263	7,255	14%
Equity	2,624	2,876	(9)	2,698	3,123	(14)
Foreign exchange	971	771	26	915	850	8
Agricultural commodity	1,381	1,156	19	1,378	1,364	1
Energy	2,693	2,294	17	2,608	2,381	10
Metal	611	431	42	552	451	22
Aggregate average daily volume	15,704	14,319	10	16,414	15,424	6
Average Daily Volume by Venue:
Electronic	14,264	12,672	13	14,596	13,562	8
Open outcry	889	982	(9)	1,120	1,156	(3)
Privately negotiated	551	665	(17)	698	706	(1)
Aggregate average daily volume	15,704	14,319	10	16,414	15,424	6
Electronic Volume as a Percentage of Total Volume	91%	88%		89%	88%
Overall contract volumes increased in the third quarter and first nine months of 2017 when compared with the same periods in 2016. Interest rate volatility remained high in the first nine months of 2017 as the markets continued to experience uncertainty surrounding the Federal Reserve's interest rate policy. In June 2017, the Federal Open Markets Committee raised the federal funds rate, which contributed to additional interest rate volatility through the third quarter. These factors resulted in strong volume for our interest rate contracts in the first nine months of 2017. There was a shift in crude oil supplies caused by an increase in United States crude oil production following the Organization of Petroleum Exporting Countries' decision to cut oil supplies in the fourth quarter of 2016, which contributed to stronger energy volumes in the first nine months of 2017. The equity markets experienced lower volatility in the first nine months of 2017 due to fewer market-moving geopolitical events, which resulted in lower equity contract volume.
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2017	2016	Change	2017	2016	Change
Eurodollar futures and options:
Front 8 futures	1,495	1,665	(10)%	1,795	1,773	1%
Back 32 futures	702	620	13	792	647	22
Options	1,066	1,052	1	1,379	1,200	15
U.S. Treasury futures and options:
10-Year	1,902	1,539	24	1,921	1,664	15
5-Year	925	808	15	1,004	862	17
2-Year	370	316	17	378	324	17
Treasury bond	386	326	18	379	342	11
Federal Funds futures and options	159	142	12	209	136	54
In the third quarter and first nine months of 2017 when compared with the same periods in 2016, overall interest rate contract volumes increased largely due to volatility caused by continued uncertainty surrounding the Federal Reserve's interest rate policy, including volatility caused by the federal funds rate increase by the Federal Open Markets Committee in June 2017. In addition, we believe the increase in short-term interest rate contract volume in the first nine months of 2017 when compared with the same period in 2016 was also due to the uncertainty surrounding other global events, including 2017 elections throughout Europe. We believe the increases in long-term interest rate contract volumes were also due to the volatility resulting from the uncertainty surrounding the policies of the political administration in the United States, uncertainty regarding future rates of inflation, and potential for additional government spending.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2017	2016	Change	2017	2016	Change
E-mini S&P 500 futures and options	1,968	2,347	(16)%	2,111	2,492	(15)%
E-mini NASDAQ 100 futures and options	328	236	39	282	281	—
Overall equity contract volume decreased in the third quarter of 2017 when compared with the same period in 2016 due to overall lower market volatility, as measured by the CBOE Volatility Index and CBOE Nasdaq-100 Volatility Index. The comparatively low volatility is believed to be caused by fewer market-moving geopolitical and macro-level events that impacted these indexes in the first nine months of 2017. In the first nine months of 2016, there were periods of higher volatility within the equity markets resulting from uncertainty regarding whether the Federal Open Markets Committee would begin to raise the federal funds rate in 2016, the deceleration of the Chinese economy and declining global crude oil prices.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2017	2016	Change	2017	2016	Change
Euro	239	184	30%	229	225	2%
Japanese yen	173	140	24	172	159	8
British pound	119	114	5	123	122	—
Australian dollar	105	103	2	97	109	(12)
Canadian dollar	91	76	21	82	82	1
In the third quarter and first nine months of 2017 when compared with the same periods in 2016, overall foreign exchange contract volumes increased. In the third quarter of 2017, Euro contract volume was higher due to volatility caused by the uncertainty surrounding the European Central Bank policy. The Japanese yen contract volumes increased as market participants turned to the yen as a safe-haven currency as currency rates steadied. In the first nine months of 2017 when compared with the same period in 2016, we believe the decrease in Australian dollar contract volume was driven by lower interest rate volatility in Australia.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2017	2016	Change	2017	2016	Change
Corn	467	374	25%	470	452	4%
Soybean	289	253	14	279	333	(16)
Wheat	216	173	25	226	196	15
Overall agricultural commodity contract volumes increased in the third quarter of 2017 and remained relatively flat in the first nine months of 2017, when compared with the same periods in 2016. In the third quarter of 2017, agricultural commodity contract volume increased due to higher price volatility, which we believe was caused by greater uncertainty related to weather conditions and crop production, as the harvest development phase experienced cooling patterns. In the third quarter of 2016, there was lower price volatility due to improved weather conditions.

Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2017	2016	Change	2017	2016	Change
WTI crude oil	1,616	1,248	30%	1,476	1,290	14%
Natural gas	521	509	2	567	521	9
Refined products	431	365	18	402	369	9
Brent crude oil	90	81	11	99	96	3
Overall energy contract volumes increased in the third quarter and first nine months of 2017 when compared with the same periods in 2016, largely due to increases in crude oil contract volumes caused by higher volatility in the third quarter of 2017. We believe the increased volatility in 2017 was caused by a shift in crude oil supplies as United States crude oil production rose following the Organization of Petroleum Exporting Countries' decision to cut oil supplies in the fourth quarter of 2016. Natural gas and refined products contract volumes also increased in the third quarter and the first nine months of 2017 due to higher price volatility caused by shifts in supply and demand in the underlying markets.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2017	2016	Change	2017	2016	Change
Gold	368	255	44%	324	270	20%
Copper	112	73	52	103	80	29
Silver	105	80	31	98	78	26
We believe the increases in metal contract volumes in the third quarter and first nine months of 2017 when compared with the same periods in 2016 were due to investors using gold and other precious metals as safe-haven alternative investments to other markets.
Average Rate per Contract
The average rate per contract in the third quarter of 2017 when compared with the same period in 2016 remained relatively flat. In the first nine months of 2017 compared with the same period in 2016, the average rate per contract decreased as interest rate, energy, and metal contract volumes increased by 4 percentage points, while agricultural commodity and equity contract volumes collectively decreased by 4 percentage points. Agricultural commodity and equity contracts have a higher average rate per contract compared with interest rate contracts. The overall decreases in average rates per contract were partially offset by a rate increase that was effective in the first quarter of 2017.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% and another firm represented 12% of our clearing and transaction fees in the first nine months of 2017. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
In the third quarter and first nine months of 2017 when compared with the same periods in 2016, market data and information services revenues decreased. The decreases in revenues were attributable to declines in screen counts due to cost-cutting initiatives at member firms and some rationalization as customer firms transitioned into full-priced offerings.
The two largest resellers of our market data represented approximately 40% of our market data and information services revenue in the first nine months of 2017. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.

Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Compensation and benefits	$141.4	$130.6	8%	$423.0	$394.2	7%
Communications	6.1	6.9	(13)	18.4	19.9	(8)
Technology support services	19.3	17.3	12	56.2	52.4	7
Professional fees and outside services	25.8	33.5	(23)	83.0	104.2	(20)
Amortization of purchased intangibles	23.8	24.0	(1)	71.8	72.0	—
Depreciation and amortization	26.9	31.2	(12)	85.1	95.5	(11)
Occupancy and building operations	19.8	19.6	—	59.1	65.3	(10)
Licensing and other fee agreements	41.5	31.5	32	108.2	103.3	5
Other	18.3	21.8	(17)	65.2	113.0	(42)
Total Expenses	$322.9	$316.4	2	$970.0	$1,019.8	(5)
Operating expenses increased by $6.5 million in the third quarter of 2017 and decreased by $49.8 million in the first nine months of 2017, respectively, when compared with the same periods in 2016. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended, September 30, 2017		Nine Months Ended September 30, 2017
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Loss on datacenter and related legal fees	$—	—%	$(28.6)	(3)%
Foreign currency exchange rate fluctuation	(3.9)	(1)	(26.5)	(3)
Professional fees and outside services	(7.7)	(2)	(21.2)	(2)
Rent expense	—	—	(5.7)	—
Licensing and other fee agreements	10.0	3	4.9	—
Bonus expense	3.2	1	7.4	1
Salaries, benefits and employer taxes	5.0	1	14.0	1
Other expenses, net	(0.1)	—	5.9	1
Total increase (decrease)	$6.5	2%	$(49.8)	(5)%
Decreases in operating expenses in the third quarter and first nine months of 2017 when compared with the same periods in 2016 were as follows:

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

•
In the third quarter of 2017, we recognized a net gain of $2.9 million due to a favorable change in exchange rates on foreign cash balances, compared with a net loss of $1.0 million in the third quarter of 2016. In the first nine months of 2017, we recognized a net gain of $10.0 million due to a favorable change in exchange rates on foreign cash balances, compared with a net loss of $16.5 million in the first nine months of 2016. Gains and losses from exchange rate fluctuations result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies.

•
In 2016, we recognized higher professional fees and outside services expenses largely due to legal efforts related to our business activities and product offerings as well as higher professional fees related to a greater reliance on consultants for security and systems enhancement work.

•	In the first nine months of 2017, rent expense decreased largely due to a reduction in office and data center space throughout 2016.

Increases in operating expenses in the third quarter and first nine months of 2017 when compared with the same periods in 2016 were as follows:

•
An increase in licensing and other fee sharing agreements expense in the third quarter of 2017 resulted from higher expense related to incentive payments made to facilitate the acquisition of the Russell contract, as well as increased costs of revenue sharing agreements for certain licensed products. The increase in the third quarter of 2017 was partially offset by lower expense related to revenue sharing agreements for certain equity and energy contracts due to lower volume for these products in the first nine months of 2017.

•	Bonus expense increased due to performance relative to our 2017 cash earnings target when compared with 2016 performance relative to our 2016 cash earnings target.

•	Compensation and benefits expenses also increased as a result of increases in average headcount primarily in our international locations.
Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change	2017	2016	Change
Investment income	$139.9	$36.5	n.m.	$391.2	$71.3	n.m.
Interest and other borrowing costs	(29.1)	(31.1)	(7)	(87.9)	(91.9)	(4)
Equity in net earnings (losses) of unconsolidated subsidiaries	33.9	28.6	19	96.5	82.4	17
Other non-operating income (expense)	(105.3)	(10.5)	n.m.	(222.9)	(30.9)	n.m.
Total Non-Operating	$39.4	$23.5	68	$176.9	$30.9	n.m.
n.m. not meaningful
Investment income increased in the third quarter and first nine months of 2017, when compared with the same periods in 2016, largely due to higher average reinvestment balances and rates of interest earned from cash performance bond and guaranty fund contributions that are reinvested. In the first quarter of 2017, we sold our remaining ownership interest in BM&FBOVESPA and recognized a net gain of $86.5 million, net of transaction costs. In the third quarter of 2017, the company sold 9.9 million shares of Bolsa Mexicana and recognized a net gain of $2.0 million, net of transaction costs.
Higher income generated from our S&P/Dow Jones Indices LLC business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries in the third quarter and first nine months of 2017 when compared with the same periods in 2016.
In the third quarter and first nine months of 2017 when compared with the same periods in 2016, we recognized higher expenses related to the distribution of interest earned on performance bond collateral reinvestment to the clearing firms. These expenses are included in other non-operating income (expense).
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2017	2016
Quarter ended September 30	49.2%	13.8%
Nine months ended September 30	42.4%	31.5%

The overall increase in the effective tax rate in the third quarter of 2017 was primarily due to expense recognized for the remeasurement of deferred tax positions resulting from a state and local income tax law change. Also, in the third quarter of 2016, a benefit was recorded relating to the sale of BM&FBOVESPA shares.
The overall increase in the effective tax rate in the first nine months of 2017 was due to expense from a state and local tax law change recorded in the third quarter as well as from reclassifying income tax expense from other comprehensive income for the sale of the remaining BM&FBOVESPA shares in the first quarter. Also, the first nine months of 2016 contain a tax benefit related to the sale of BM&FBOVESPA shares which was partially offset by expense from the remeasurement of deferred tax positions.

Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first nine months of 2017 when compared with the same period in 2016. The increase in net cash provided by operating activities was largely attributable to higher investment income related to our reinvestment of cash performance bonds and guaranty fund collateral, net of the distribution of interest earned to the clearing firms, as well as an increase in trading volumes and the reduction of restricted cash related to the CMECE guaranty fund. Net cash provided by investing activities increased in the first nine months of 2017 when compared with the same period of 2016 was due to proceeds received from our sale of BM&FBOVESPA shares in the first quarter of 2017. Cash used in financing activities was higher in the first nine months of 2017 when compared with the same period in 2016. The increase was attributable to higher cash dividends paid in the first nine months of 2017 when compared with the same period in 2016. The increase was also attributable to proceeds from a finance lease obligation related to the sale-leaseback of the datacenter in the first quarter of 2016.
Debt Instruments. The following table summarizes our debt outstanding at September 30, 2017:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by CME Clearing. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. Under Exchange rules, guaranty fund contributions deposited by clearing members and performance bond assets deposited by defaulting clearing members may be used to collateralize the facility. At September 30, 2017, guaranty funds available to collateralize the facility totaled $8.4 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At September 30, 2017, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At September 30, 2017, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable standby letters of credit. At September 30, 2017, the letters of credit totaled $285.0 million.
The following table summarizes our credit ratings at September 30, 2017:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.6 billion and $1.9 billion at September 30, 2017 and December 31, 2016, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Regulatory Requirements. CME is regulated by the CFTC as U.S. Derivatives Clearing Organizations (DCO). DCOs are required to maintain capital, as defined by the CFTC, in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. CME was designated by the Financial Stability Oversight Council as a systemically important financial market utility under Title VIII of Dodd-Frank. As a result, CME must comply with CFTC regulations applicable to a systemically important DCO for financial resources and liquidity resources. CME is in compliance with all DCO financial requirements. CMECE is no longer regulated by the CFTC effective August 8, 2017 in connection with the wind down of our clearing operations in the UK.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting standards with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The application of the new standard becomes effective in the first annual period beginning after December 15, 2017, with early adoption permitted. This guidance may be adopted using one of two transition methods: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial adoption (the modified retrospective approach). Management is on course to comply with the guidance by the effective date as the project team has completed the contract review and implementation phases. Based on the assessment, management expects the impact to the financial statements and internal controls environment to be immaterial. Management also notes that adoption of the guidance will result in expanded disclosures within the footnotes.
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

In August 2017, the FASB issued a standards update that amends the existing hedge accounting model to enable entities to better portray their risk management activities in the financial statements. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. During the quarter ended September 30, 2017, we completed the implementation of our new enterprise resource planning (“ERP”) system. The company has evaluated the impact of the system on its internal control over financial reporting and where appropriate, made changes to these controls to address related system functionality and potential gaps. There were no other changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31	734	$122.28	—	$—
August 1 to August 31	112	124.85	—	—
September 1 to September 30	142,460	131.29	—	—
Total	143,306	$131.24	—

(1)	Shares purchased consist of an aggregate of 143,306 shares of Class A common stock surrendered in the third quarter of 2017 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.	EXHIBITS

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: November 2, 2017	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance