Form 10-Q
period 2018-03-31
CME GROUP INC.
filed 2018-05-03
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 11, 2018 was as follows: 340,509,620 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
Information about Contract Volume and Average Rate per Contract
All amounts regarding contract volume and average rate per contract exclude our interest rate swaps and credit default swaps (CDS) contracts. CME exited the CDS clearing business in March 2018.
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

•	our ability to execute our growth strategy and maintain our growth effectively;

•	our ability to manage the risks and control the costs associated with our strategy for acquisitions, investments and alliances;

•	our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax or user fee on futures and options on futures transactions and/or repeal of the 60/40 tax treatment of such transactions;

•	failure to maintain our brand's reputation;

•	the unfavorable resolution of material legal proceedings; and

•	the uncertainties of the ultimate impact of the Tax Cuts and Jobs Acts (2017 Tax Act).
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2018 and Item 1A. of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$784.6	$1,903.6
Marketable securities	90.4	90.1
Accounts receivable, net of allowance of $2.7 and $2.2	444.1	359.7
Other current assets (includes $492.3 and $0 in restricted cash)	646.8	367.8
Performance bonds and guaranty fund contributions	39,088.9	44,185.3
Total current assets	41,054.8	46,906.5
Property, net of accumulated depreciation and amortization of $704.8 and $676.6	387.2	399.7
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,322.6	2,346.3
Goodwill	7,569.0	7,569.0
Other assets (includes $1.4 and $2.4 in restricted cash)	1,410.4	1,394.4
Total Assets	$69,919.3	$75,791.2

Liabilities and Equity
Current Liabilities:
Accounts payable	$25.0	$31.3
Other current liabilities	331.4	1,456.3
Performance bonds and guaranty fund contributions	39,088.9	44,185.3
Total current liabilities	39,445.3	45,672.9
Long-term debt	2,233.5	2,233.1
Deferred income tax liabilities, net	4,846.6	4,857.7
Other liabilities	621.1	615.7
Total Liabilities	47,146.5	53,379.4

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at March 31, 2018 and December 31, 2017; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2018 and December 31, 2017; 339,435 and 339,235 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3.4	3.4
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	17,904.1	17,896.9
Retained earnings	4,845.4	4,497.2
Accumulated other comprehensive income (loss)	19.9	14.3
Total shareholders’ equity	22,772.8	22,411.8
Total Liabilities and Equity	$69,919.3	$75,791.2

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended
	March 31,
	2018	2017
Revenues
Clearing and transaction fees	$973.6	$792.0
Market data and information services	94.9	96.8
Access and communication fees	26.0	24.3
Other	14.5	16.2
Total Revenues	1,109.0	929.3
Expenses
Compensation and benefits	152.7	142.6
Communications	5.9	6.3
Technology support services	19.6	18.7
Professional fees and outside services	42.6	28.6
Amortization of purchased intangibles	23.7	24.0
Depreciation and amortization	28.1	29.4
Occupancy and building operations	20.0	20.1
Licensing and other fee agreements	49.5	33.8
Other	26.0	24.9
Total Expenses	368.1	328.4
Operating Income	740.9	600.9

Non-Operating Income (Expense)
Investment income	156.4	138.9
Interest and other borrowing costs	(30.1)	(29.8)
Equity in net earnings of unconsolidated subsidiaries	40.1	30.8
Other non-operating income (expense)	(118.6)	(33.8)
Total Non-Operating Income (Expense)	47.8	106.1
Income before Income Taxes	788.7	707.0
Income tax provision	189.9	307.2
Net Income	$598.8	$399.8

Earnings per Common Share:
Basic	$1.76	$1.18
Diluted	1.76	1.18
Weighted Average Number of Common Shares:
Basic	339,305	338,339
Diluted	340,747	339,946
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended
	March 31,
	2018	2017
Net income	$598.8	$399.8
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(0.9)	29.4
Reclassification of net (gains) losses on sales included in investment income	—	(87.1)
Income tax benefit (expense)	0.2	76.6
Investment securities, net	(0.7)	18.9
Defined benefit plans:
Net change in defined benefit plans arising during the period	1.7	0.4
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.7	0.7
Income tax benefit (expense)	(0.6)	(0.4)
Defined benefit plans, net	1.8	0.7
Derivative investments:
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(0.3)	(0.3)
Income tax benefit (expense)	0.1	0.1
Derivative investments, net	(0.2)	(0.2)
Foreign currency translation:
Foreign currency translation adjustments	0.9	8.4
Income tax benefit (expense)	—	(2.9)
Foreign currency translation, net	0.9	5.5
Other comprehensive income (loss), net of tax	1.8	24.9
Comprehensive Income	$600.6	$424.7
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	339,235	3	$17,900.3	$4,497.2	$14.3	$22,411.8
Net income				598.8		598.8
Other comprehensive income (loss)					1.8	1.8
Dividends on common stock of $0.70 per share				(238.1)		(238.1)
Impact of adoption of standards update on tax effects related to accumulated other comprehensive income and revenue recognition, net of tax				(12.5)	3.8	(8.7)
Exercise of stock options	59		4.2			4.2
Vesting of issued restricted Class A common stock	141		(14.7)			(14.7)
Stock-based compensation			17.7			17.7
Balance at March 31, 2018	339,435	3	$17,907.5	$4,845.4	$19.9	$22,772.8
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	338,240	3	$17,830.3	$2,524.5	$(14.1)	$20,340.7
Net income				399.8		399.8
Other comprehensive income (loss)					24.9	24.9
Dividends on common stock of $0.66 per share				(224.2)		(224.2)
Impact of adoption of standards update on employee share-based payments			1.4	(2.2)		(0.8)
Exercise of stock options	113		10.5			10.5
Vesting of issued restricted Class A common stock	153		(11.6)			(11.6)
Stock-based compensation			14.9			14.9
Balance at March 31, 2017	338,506	3	$17,845.5	$2,697.9	$10.8	$20,554.2
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$598.8	$399.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	17.7	14.9
Amortization of purchased intangibles	23.7	24.0
Depreciation and amortization	28.1	29.4
Gain on sale of BM&FBOVESPA shares	—	(86.5)
Income tax expense reclassified from accumulated other comprehensive income upon final sale of BM&FBOVESPA shares	—	87.8
Undistributed earnings, net of losses, of unconsolidated subsidiaries	10.9	(4.3)
Deferred income taxes	(11.7)	2.2
Change in:
Accounts receivable	(85.0)	(61.5)
Other current assets	(12.9)	(9.3)
Other assets	(3.8)	7.7
Accounts payable	(6.4)	12.2
Income taxes payable	264.8	168.1
Other current liabilities	0.3	(67.8)
Other liabilities	(0.3)	2.6
Other	0.8	0.1
Net Cash Provided by Operating Activities	825.0	519.4

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	1.6	0.5
Purchases of available-for-sale marketable securities	(0.8)	—
Purchases of property, net	(18.2)	(20.0)
Investments in business ventures	—	(0.3)
Proceeds from sale of BM&FBOVESPA shares	—	244.0
Net Cash Provided by (Used in) Investing Activities	(17.4)	224.2

Cash Flows from Financing Activities
Cash dividends	(1,424.8)	(1,322.6)
Proceeds from exercise of stock options	4.2	10.5
Employee taxes paid on restricted stock vesting	(14.7)	(11.6)
Net Cash Used in Financing Activities	(1,435.3)	(1,323.7)

Net change in cash, cash equivalents and restricted cash	(627.7)	(580.1)
Cash, cash equivalents and restricted cash, beginning of period	1,906.0	1,960.3
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,278.3	$1,380.2

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	784.6	1,287.8
Short-term restricted cash	492.3	30.0
Long-term restricted cash	1.4	62.4
Total	$1,278.3	$1,380.2

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$8.8	$10.1
Interest paid	42.4	42.4
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The consolidated financial statements consist of CME Group Inc. (CME Group) and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), and Commodity Exchange, Inc. (COMEX). CME, CBOT, NYMEX, COMEX and their subsidiaries are referred to collectively as “the exchange” in the notes to the consolidated financial statements. The clearing house is a division of CME.
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2018 and December 31, 2017 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) on February 28, 2018.
2. Accounting Policies
Newly Adopted Accounting Policies. In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting standards with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The company implemented this standard as of January 1, 2018 using the modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial adoption. Management recognized an $8.7 million reduction to the opening balance of retained earnings as of January 1, 2018, which it believes to be an immaterial impact to the consolidated financial statements. The adjustment to the opening balance of retained earnings primarily relates to a deferral of a portion of clearing and transaction fees revenue earned and recognized subsequent to the contract trade execution date. The on-going application of the new standard is not expected to have a material impact on the company's financial statements.
In January 2016, the FASB issued a standards update that will change how entities measure certain equity investments. It does not change the guidance for classifying and measuring investments in debt securities and loans. Under the new guidance, entities will have to measure many equity investments at fair value and recognize any changes in fair value in net income, unless the investments qualify for a practicability exception. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale in other comprehensive income. For equity investments in privately held entities that do not have a readily determinable fair value, our accounting policy is to utilize the measurement alternative for valuation of these investments, which permits the company to estimate fair value at cost minus impairment, plus or minus changes resulting from observable price changes. Adoption of this guidance on January 1, 2018 did not result in an adjustment to the financial statements as our investment portfolio consists primarily of debt securities, to which this accounting standards update does not apply.
In November 2016, the FASB issued a standards update aimed at promoting consistency in the classification and presentation of changes in restricted cash on the statement of cash flows. Previously, there was diversity in practice as to whether the change in restricted cash was included in the reconciliation of beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, as well as amounts described as restricted cash on the balance sheet. This guidance was adopted on January 1, 2018 using the retrospective approach. The statements of cash flows shows a change in our cash balances in the amount of $627.7 million and $580.1 million for the quarters ended March 31, 2018 and 2017, respectively.
In March 2017, the FASB issued a standards update that will change certain presentation and disclosure requirements for employers that sponsor defined benefit pension as well as other postretirement benefit plans. Under current accounting rules, defined benefit pension cost and postretirement benefit cost (net benefit cost) comprise several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits provided to the employees. Those components are aggregated for reporting in the financial statements within compensation and benefits on the consolidated statement of income. The amendments in the update require that the service cost component is reported in the same line as other compensation costs, whereas the other components of net benefit cost are required to be presented on the consolidated statement of income separately from the service cost component. This update was adopted as of January 1, 2018 with retrospective application to the earliest period presented. For the quarters ended March 31, 2018 and 2017, the company recognized total net pension expense of $2.5 million and $4.3 million, respectively. Total net pension expense includes service cost of $4.7 million and $4.6 million, which is recorded in compensation and benefits on the consolidated statements of income for the quarters ended March 31, 2018 and 2017, respectively. The other components of total net pension expense were recognized as income within other non-operating income (expense) in the amount of $2.2 million and $0.3 million for the quarters ended March 31, 2018 and 2017, respectively. Total net pension expense remains unchanged upon adoption of the standards update.
In February 2018, the FASB issued guidance that gives entities the option to reclassify to retained earnings the tax effects related to items in accumulated other comprehensive income (AOCI) that were previously stranded within AOCI as a result of applying the Tax Cuts and Jobs Act (2017 Tax Act). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the change in federal tax rate for all items accounted for within AOCI. Entities can also elect to reclassify other stranded tax effects that relate to the 2017 Tax Act but do not directly relate to the change in federal rate. Tax effects that are stranded in AOCI for other reasons may not be reclassified. These amendments should be applied either in the period of adoption as a cumulative adjustment to the opening balance of retained earnings or retrospectively to each period in which the effect of the 2017 Tax Act is recognized. This guidance is effective for entities with fiscal years beginning after December 15, 2018. The company early adopted this guidance as of January 1, 2018, resulting in an adjustment in the amount of $3.8 million to reduce beginning retained earnings and increase AOCI. Tax effects from previously stranded items are released from AOCI when the entire portfolio of similar items is liquidated.
Recently Issued Accounting Pronouncements. In February 2016, the FASB issued a standards update that requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. The guidance for lessors is largely unchanged from current U.S. GAAP. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. Adoption of the guidance in 2019 will result in the gross-up of our balance sheet to reflect the present value of the lease payments over the lease term and offsetting lease liability at the lease commencement date. Presentation of lease expense and the pattern of expense recognition on the consolidated statement of income is expected to remain materially consistent with existing lease accounting guidance.
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
3. Revenue Recognition
Revenue from Contracts with Customers. The majority of our revenue is driven by clearing and transaction fees. We account for revenue in accordance with “Revenue from Contracts with Customers,” which we adopted on January 1, 2018, using the modified retrospective approach. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. We have recognized a one-time adjustment of $8.7 million within the opening balance of retained earnings as of January 1, 2018 as a result of adopting this standard. This deferral of revenue is primarily related to the outstanding performance obligations for clearing and transaction fees for our longer-term cleared swap products.

Clearing and transaction fees. Clearing and transaction fees include electronic trading fees, surcharges for privately negotiated transactions, and other volume-related charges for exchange-traded and cleared swaps contracts. Clearing and transaction fees are assessed upfront at the time of trade execution. As such, we recognize the majority of the fee revenue upon successful execution of the trade. The minimal remaining portion of the fee revenue related to clearing activities performed after the trade execution is recognized over the short-term period that the contract is outstanding, based on management’s estimates of the average contract lifecycle. These estimates are based on various assumptions to approximate the amount of fee revenue to be attributed to services performed through contract settlement, expiration, or termination. These assumptions include the average number of days that a contract remains in open interest, contract turnover, average revenue per day, and revenue remaining in open interest at the end of each period.
The nature of our contracts gives rise to several types of variable consideration, including incentive tiers, incentives associated with market maker programs and other fee discounts. We include fee discounts and incentives in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee. These estimates are based on historical experience, anticipated performance, and our best judgment at the time. Because of our certainty in estimating these amounts, they are included in the transaction price of our contracts.
Market data and information services. Market data and information services fees represents revenue from the dissemination of our market data to subscribers, distributors, and other third-party licensees of our market data. Pricing for market data is primarily based on the number of reportable devices used as well as the number of subscribers enrolled under the arrangement. Fees for these services are generally billed monthly. Market data services are satisfied over time and revenue is recognized on a monthly basis as the customers receive and consume the benefit of the market data services. However, we also maintain certain annual license arrangements with one-time upfront fees. The fees for annual licenses are initially recorded as a contract liability and recognized as revenue monthly over the term of the annual period.
Access and communication fees. Access and communication fees are charges to members and clearing firms that utilize our various telecommunications networks and communications services. Fees for these services are generally billed monthly. These services are satisfied over time and revenue is recognized on a monthly basis as the customers receive and consume the benefit of the services.
Other. Other revenues include fees for collateral management, fees for trade order routing through agreements from various strategic relationships, as well as other services to members and clearing firms. Collateral management fees are charged to clearing firms that have collateral on deposit with CME to meet their minimum performance bond and guaranty fund obligations. These fees are calculated based on daily collateral balances and billed monthly. This fee revenue is recognized as billed as the customers receive and consume the benefits of the services. Pricing for strategic relationships may be driven by customer levels and activity. There are fee arrangements which provide for monthly as well as quarterly payments in arrears. Revenue is recognized monthly for strategic relationships arrangements as the customers receive and consume the benefits of the services.

The following table represents a disaggregation of revenue from contracts with customers for the quarters ended March 31, 2018 and 2017:

	Quarter Ended March 31,
(in millions)	2018	2017
Interest rate	$338.4	$279.6
Equity	195.0	123.1
Foreign exchange	51.1	45.6
Agricultural commodity	121.1	104.4
Energy	191.5	174.6
Metal	59.4	47.4
Interest rate swap and credit default swap	17.1	17.3
Total clearing and transaction fees	973.6	792.0
Market data and information services	94.9	96.8
Access and communication fees	26.0	24.3
Other	14.5	16.2
Total revenues	$1,109.0	$929.3

Timing of Revenue Recognition
Services transferred at a point in time	957.7	777.1
Services transferred over time	148.8	148.6
One-time charges and miscellaneous revenues	2.5	3.6
Total revenues	$1,109.0	$929.3
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. For our annual licenses and upfront fee arrangements, we generally bill customers upon contract execution. These payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the quarter ended March 31, 2018, were not materially impacted by any other factors. The balance of contract liabilities is $29.7 million and $3.9 million as of March 31, 2018 and December 31, 2017 respectively.
As part of our adoption of the new revenue guidance in the first quarter of 2018, we have elected to use the package of practical expedients available under the standard. This guidance has been applied only to contracts that are not completed at the date of initial application on January 1, 2018. We have not restated completed contracts that begin and end in the same annual reporting period. In addition, we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue for reporting periods presented before the date of initial application. As our material contracts have an original expected duration of one year or less, we utilized the practical expedient which does not require disclosure of the aggregate amount of the transaction price, including variable consideration, which is allocated to performance obligations that are unsatisfied as of the end of the reporting period.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. At March 31, 2018, CME maintained $29.7 billion within the cash account at the Federal Reserve Bank of Chicago.
At March 31, 2018, performance bonds and guaranty fund contribution assets on the consolidated balance sheets also included U.S. Treasury securities with maturity dates of 90 days or less. U.S. Treasury securities are purchased by CME, at its discretion, using cash collateral. The benefits, including interest earned, and risks of ownership accrue to CME. Interest earned is included in investment income on the consolidated statements of income. At March 31, 2018, the amortized cost and fair value of the U.S. Treasury securities were $547.8 million and $547.9 million, respectively.

Clearing House Contract Settlement. The clearing house marks-to-market open positions for all futures and options contracts twice a day (once a day for CME's cleared-only credit default swap (CDS) and interest rate swap contracts). Based on values derived from the mark-to-market process, the clearing house requires payments from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than cleared-only credit default and interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing houses' ability to access defaulting clearing firms' collateral deposits.
For CME's cleared-only CDS and interest rate swap contracts, the maximum exposure related to CME's guarantee would be one full day of changes in fair value of all open positions, before considering CME's ability to access defaulting clearing firms' collateral. CME exited the CDS clearing business in March 2018.
During the first quarter of 2018, the clearing house transferred an average of approximately $3.8 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2018.
5. Intangible Assets
Intangible assets consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(967.4)	$1,871.4	$2,838.8	$(943.7)	$1,895.1
Technology-related intellectual property	29.4	(29.4)	—	29.4	(29.4)	—
Other	2.4	(1.2)	1.2	2.4	(1.2)	1.2
Total amortizable intangible assets	$2,870.6	$(998.0)	1,872.6	$2,870.6	$(974.3)	1,896.3

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,322.6			$2,346.3
Trading products (1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $23.7 million and $24.0 million for the quarters ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2018	$71.0
2019	94.7
2020	94.7
2021	94.7
2022	94.7
2023	94.7
Thereafter	1,328.1

6. Debt
Long-term debt consisted of the following at March 31, 2018 and December 31, 2017:

(in millions)	March 31, 2018	December 31, 2017
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$746.2	$746.0
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	745.1	744.9
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	742.2	742.2
Total long-term debt	$2,233.5	$2,233.1

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

Long-term debt maturities, at par value, were as follows at March 31, 2018:

(in millions)	Par Value
2019	$—
2020	—
2021	—
2022	750.0
2023	—
Thereafter	1,500.0
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
In 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc. filed suit in federal court alleging that CBOT and CME violated the antitrust laws and tortuously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. On April 27, 2018, the Court informed the parties that it has reached a preliminary decision to grant CBOT's and CME's motion for summary judgment on the antitrust claims. The Court is expected to issue a written decision finalizing that decision and dismissing the entire case. In the meantime, the previously set trial date has been vacated.
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
No accrual was required for legal and regulatory matters that were probable and estimable as of March 31, 2018 and December 31, 2017.

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
8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2018. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable, standby letters of credit. At March 31, 2018, CME was contingently liable to SGX on letters of credit totaling $285.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2018.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2018.

9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2017	$0.6	$(36.1)	$58.0	$(8.2)	$14.3
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.9)	1.7	—	0.9	1.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.7	(0.3)	—	0.4
Income tax benefit (expense)	0.2	(0.6)	0.1	—	(0.3)
Net current period other comprehensive income (loss)	(0.7)	1.8	(0.2)	0.9	1.8
Impact of adoption of standards update on tax effects related to accumulated other comprehensive income	0.1	(8.2)	11.9	—	3.8
Balance at March 31, 2018	$—	$(42.5)	$69.7	$(7.3)	$19.9

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2016	$(19.5)	$(37.8)	$58.9	$(15.7)	$(14.1)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	29.4	0.4	—	8.4	38.2
Amounts reclassified from accumulated other comprehensive income (loss)	(87.1)	0.7	(0.3)	—	(86.7)
Income tax benefit (expense)	76.6	(0.4)	0.1	(2.9)	73.4
Net current period other comprehensive income (loss)	18.9	0.7	(0.2)	5.5	24.9
Balance at March 31, 2017	$(0.6)	$(37.1)	$58.7	$(10.2)	$10.8
10. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
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
Assets included in level 2 generally consist of asset-backed securities. Asset-backed securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings. Level 2 assets also include a foreign exchange option contract. The company is using the foreign exchange option to mitigate certain exposure to foreign exchange rate fluctuation on anticipated currency required to facilitate the previously announced acquisition of NEX Group plc. The foreign exchange option was measured at fair value based on similar assets with similar inputs.

Financial assets recorded in the consolidated balance sheet as of March 31, 2018 were classified in their entirety based on the lowest level of input that was significant to each asset's fair value measurement. There were no liabilities that were measured at fair value as of March 31, 2018. The following tables present financial instruments measured at fair value on a recurring basis:

	March 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$19.2	$—	$—	$19.2
Mutual funds	70.8	—	—	70.8
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	90.1	0.3	—	90.4
Performance bonds and guaranty fund contributions (1):
U.S. Treasury securities	547.9	—	—	547.9
Foreign exchange option contract	—	30.0	—	30.0
Total Assets at Fair Value	$638.0	$30.3	$—	$668.3
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet at March 31, 2018 include cash collateral that has been invested in U.S. Treasury securities.
There were no transfers of assets or liabilities between level 1, level 2 and level 3 during the first quarter of 2018. There were no level 3 assets or liabilities valued at fair value on a recurring or non-recurring basis during the first quarter of 2018.
The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. At March 31, 2018, the fair values were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	$743.2
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%	729.6
$750.0 million fixed rates notes due September 2043, stated rate of 5.30%	911.1
11. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of CME Group common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Anti-dilutive stock options, restricted stock and performance share awards were as follows for the periods presented:

	Quarter Ended March 31,
(in thousands)	2018	2017
Stock options	—	—
Restricted stock and performance shares	49	80
Total	49	80

The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended March 31,
	2018	2017
Net Income (in millions)	$598.8	$399.8
Weighted Average Number of Common Shares (in thousands):
Basic	339,305	338,339
Effect of stock options, restricted stock and performance shares	1,442	1,607
Diluted	340,747	339,946
Earnings per Common Share:
Basic	$1.76	$1.18
Diluted	1.76	1.18
12. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.
References in this discussion and analysis to “we,” “us” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX), collectively, unless otherwise noted.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2018	2017	Change
Total revenues	$1,109.0	$929.3	19%
Total expenses	368.1	328.4	12
Operating margin	66.8%	64.7%
Non-operating income (expense)	$47.8	$106.1	(55)
Effective tax rate	24.1%	43.5%
Net income	$598.8	$399.8	50
Diluted earnings per common share	1.76	1.18	49
Cash flows from operating activities	825.0	519.4	59
Revenues

	Quarter Ended March 31,
(dollars in millions)	2018	2017	Change
Clearing and transaction fees	$973.6	$792.0	23%
Market data and information services	94.9	96.8	(2)
Access and communication fees	26.0	24.3	7
Other	14.5	16.2	(11)
Total Revenues	$1,109.0	$929.3	19

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

	Quarter Ended March 31,
	2018	2017	Change
Total contract volume (in millions)	1,354.4	1,060.1	28%
Clearing and transaction fees (in millions)	$956.4	$774.7	23
Average rate per contract	$0.706	$0.731	(3)
We estimate the following net increase in clearing and transaction fees based on a change in total contract volumes and a change in average rate per contract for futures and options during the first quarter of 2018 when compared with the same period in 2017.

(in millions)	Quarter Ended
Increase due to a change in total contract volume	$215.1
Decrease due to a change in average rate per contract	(33.4)
Net increase in clearing and transaction fees	$181.7
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

	Quarter Ended March 31,
(amounts in thousands)	2018	2017	Change
Average Daily Volume by Product Line:
Interest rate	11,948	9,169	30%
Equity	4,096	2,766	48
Foreign exchange	1,100	894	23
Agricultural commodity	1,593	1,261	26
Energy	2,754	2,496	10
Metal	713	512	39
Aggregate average daily volume	22,204	17,098	30
Average Daily Volume by Venue:
Electronic	19,797	14,947	32
Open outcry	1,556	1,362	14
Privately negotiated	851	789	8
Aggregate average daily volume	22,204	17,098	30
Electronic Volume as a Percentage of Total Volume	89%	87%

Overall market volatility remained high throughout the first quarter of 2018, resulting in record quarterly average daily volume. The markets continued to experience uncertainty surrounding the Federal Reserve's interest rate policy. In March 2018, the Federal Open Markets Committee (FOMC) raised the federal funds rate, which contributed to additional interest rate volatility for the quarter. In addition, there was market uncertainty regarding the United States' foreign trade policies, with the threat of new tariffs on certain imports and exports, as well as the potential for increased United States' government spending and future inflation. We believe this generated additional market volatility, which resulted in higher volumes across all of the asset classes.
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended March 31,
(amounts in thousands)	2018	2017	Change
Eurodollar futures and options:
Front 8 futures	2,802	2,134	31%
Back 32 futures	1,171	938	25
Options	1,988	1,611	23
U.S. Treasury futures and options:
10-Year	2,537	1,980	28
5-Year	1,370	1,095	25
2-Year	632	384	65
Treasury bond	503	371	36
Federal Funds futures and options	283	252	12
In the first quarter of 2018 when compared with the same period in 2017, overall interest rate contract volume increased largely due to volatility caused by continued uncertainty surrounding future interest rate hikes by the Federal Reserve, including volatility caused by the federal funds rate increase by the FOMC in March 2018. In addition, we believe the increase in contract volume in the first quarter of 2018 when compared with the same period in 2017 was also due to the uncertainty surrounding the United States' foreign trade policies, future rates of inflation and the potential for increased government spending.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended March 31,
(amounts in thousands)	2018	2017	Change
E-mini S&P 500 futures and options	2,957	2,250	31%
E-mini NASDAQ 100 futures and options	495	214	131
Overall equity contract volume increased in the first quarter of 2018 when compared with the same period in 2017 due to overall high market volatility, as measured by the CBOE Volatility Index and CBOE Nasdaq-100 Volatility Index. We believe the comparatively higher volatility within the equity markets resulted from uncertainty surrounding the Federal Reserve's interest rate policy for the upcoming year and uncertainty surrounding the United States' foreign trade policy.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended March 31,
(amounts in thousands)	2018	2017	Change
Euro	330	233	41%
Japanese yen	187	179	4
British pound	156	126	24
Australian dollar	133	93	42
Canadian dollar	98	72	36

In the first quarter of 2018 when compared with the same period in 2017, overall foreign exchange contract volume increased. Euro contract volume was higher due to volatility caused by the uncertainty surrounding future interest rate increases by the European Central Bank and the Federal Reserve. We believe the increase in Australian dollar contract volume was driven by volatile commodity markets and uncertainty surrounding the United States' foreign trade policies. In addition, we believe the increase in British pound contract volume resulted from the uncertainty surrounding the United Kingdom European Union membership referendum as well as a potential for future interest rate hikes in 2018.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended March 31,
(amounts in thousands)	2018	2017	Change
Corn	515	409	26%
Soybean	341	268	27
Wheat	274	203	35
Overall agricultural commodity contract volume increased in the first quarter of 2018 when compared with the same period in 2017 due to higher price volatility, which we believe was caused by greater uncertainty surrounding crop production due to dry weather conditions over the winter months. We believe the overall increase in commodity contract volume was also attributable to volatility caused by concern surrounding the United States' foreign trade policies.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2018	2017	Change
WTI crude oil	1,542	1,328	16%
Natural gas	665	601	11
Refined products	419	389	8
In the first quarter of 2018 when compared with the same period in 2017, overall energy contract volume increased largely due to higher volatility within the crude oil markets. We believe the increased volatility in 2018 was caused by strong growth in United States crude oil production in early 2018. Natural gas contract volume also increased in the first quarter of 2018 due to higher price volatility caused by colder than expected winter months across much of the United States.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2018	2017	Change
Gold	437	309	41%
Copper	137	95	44
Silver	109	81	34
We believe the increase in metal contract volume in the first quarter of 2018 when compared with the same period in 2017 was due to an increase in investors using gold and other precious metals as safe-haven alternative investments to other volatile markets.
Average Rate per Contract
The average rate per contract decreased in the first quarter of 2018 when compared with the same period in 2017 largely due to an increase in trades executed by members, as a percentage of total trading volume, as well as a shift in relative mix of product volume. Equity contract volume, when measured as a percentage of total volume, increased by 2 percentage points in the first quarter of 2018, while energy contract volume decreased by 2 percentage points. In general, equity contracts have a lower rate per contract compared with energy contracts. In addition, average rate per contract decreased due to higher volume-based incentives and discounts on our contracts.

Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% and another firm represented 11% of our clearing and transaction fees in the first quarter of 2018. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
In the first quarter of 2018 when compared with the same period in 2017, market data and information services revenue decreased, which was attributable to a modest decline in screen counts due to cost-cutting initiatives at member firms.
The two largest resellers of our market data represented approximately 43% of our market data and information services revenue in the first quarter of 2018. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Expenses

	Quarter Ended March 31,
(dollars in millions)	2018	2017	Change
Compensation and benefits	$152.7	$142.6	7%
Communications	5.9	6.3	(7)
Technology support services	19.6	18.7	5
Professional fees and outside services	42.6	28.6	49
Amortization of purchased intangibles	23.7	24.0	(1)
Depreciation and amortization	28.1	29.4	(4)
Occupancy and building operations	20.0	20.1	—
Licensing and other fee agreements	49.5	33.8	47
Other	26.0	24.9	4
Total Expenses	$368.1	$328.4	12
Operating expenses increased by $39.7 million in the first quarter of 2018 when compared with the same period in 2017. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended, March 31, 2018
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Licensing and other fee agreements	$15.7	5%
Professional fees and outside services	14.0	4
Bonus expense	6.8	2
Salaries, benefits and employer taxes	4.6	1
Foreign currency exchange rate fluctuation	4.1	1
Non-qualified deferred compensation plans	(3.4)	(1)
Other expenses, net	(2.1)	—
Total increase (decrease)	$39.7	12%

Increases in operating expenses in the first quarter of 2018 when compared with the same period in 2017 were as follows:

•
Licensing and other fee sharing agreements expense increased due to higher expense related to revenue sharing agreements for certain equity and energy contracts due to both an increase in volume and an increase in license rates for certain equity products.

•
Professional fees and outside services expense increased compared to the same period in 2017, largely due to higher legal fees in 2018 incurred as a result of the Eurex litigation and our proposed transaction with NEX Group plc (NEX).

•	Bonus expense increased due to performance relative to our 2018 cash earnings target when compared with 2017 performance relative to our 2017 cash earnings target.

•	Compensation and benefits expense increased as a result of higher average headcount primarily in our international locations as well as normal cost of living adjustments.

•
In the first quarter of 2018, we recognized a net loss of $1.6 million due to an unfavorable change in exchange rates on foreign cash balances, compared with a net gain of $2.5 million in the first quarter of 2017. Gains and losses from exchange rate fluctuations result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies.

The decrease in operating expenses in the first quarter of 2018 when compared with the same period in 2017 was as follows:

•
A decrease in our non-qualified deferred compensation liability, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to a decrease in compensation and benefits expense.

Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2018	2017	Change
Investment income	$156.4	$138.9	13%
Interest and other borrowing costs	(30.1)	(29.8)	1
Equity in net earnings (losses) of unconsolidated subsidiaries	40.1	30.8	30
Other non-operating income (expense)	(118.6)	(33.8)	n.m.
Total Non-Operating	$47.8	$106.1	(55)
n.m. not meaningful
Investment income increased in the first quarter of 2018, when compared with the same period in 2017, largely due to an increase in earnings from cash performance bond and guaranty fund contributions that are reinvested, which resulted primarily from higher average reinvestment balances and higher rates of interest earned in the cash account at the Federal Reserve Bank of Chicago. The increase in 2018 was partially offset by the net gain of $86.5 million that we recognized on the sale of our remaining ownership interest in BM&FBOVESPA, S.A. (BM&FBOVESPA) during 2017.
Higher income generated from our S&P/Dow Jones Indices LLC business venture contributed to an increase in equity in net earnings (losses) of unconsolidated subsidiaries in the first quarter of 2018 when compared with the same period in 2017.
We recognized higher expense in the first quarter of 2018 related to the distribution of interest earned on performance bond collateral reinvestment to the clearing firms. This expense is included in other non-operating income (expense).
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2018	2017
Quarter ended March 31	24.1%	43.5%

The overall decrease in the effective tax rate in the first quarter of 2018 was primarily due to a reduction in the federal statutory rate from 35% to 21% as a result of the recent tax law changes. Also, in the first quarter of 2017, we reclassified income tax expense from accumulated other comprehensive income for the sale of the remaining BM&FBOVESPA shares.

Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first quarter of 2018 when compared with the same period in 2017. The increase in net cash provided by operating activities was largely attributable to the increase in trading volume as well as higher investment income related to our reinvestment of cash performance bonds and guaranty fund collateral, net of the distribution of interest earned to the clearing firms. Net cash provided by investing activities decreased in the first quarter of 2018 when compared with the same period of 2017. In the first quarter of 2017, we received proceeds from our sale of BM&FBOVESPA shares. Cash used in financing activities was higher in the first quarter of 2018 when compared with the same period in 2017 due to higher cash dividends paid in the first quarter of 2018 when compared with the same period in 2017.
Debt Instruments. The following table summarizes our debt outstanding at March 31, 2018:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by CME Clearing. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets deposited by defaulting clearing members can be used to collateralize the facility. At March 31, 2018, guaranty funds available to collateralize the facility totaled $8.4 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At March 31, 2018, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At March 31, 2018, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable standby letters of credit. At March 31, 2018, the letters of credit totaled $285.0 million.
The following table summarizes our credit ratings at March 31, 2018:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $0.8 billion and $1.9 billion at March 31, 2018 and December 31, 2017, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
In March 2018, we announced that we have reached an agreement to acquire NEX in a transaction valued at £10 per share, consisting of 500 pence in cash and 0.0444 CME Group shares. The proposed transaction is pending approvals by regulators and NEX shareholders and is expected to close in the second half of 2018. As of March 31, 2018, $491.3 million of cash has been restricted related to the proposed transaction with NEX. In conjunction with the proposed transaction, we also purchased a foreign exchange option contract to mitigate certain exposure to foreign exchange rate fluctuation on anticipated currency required to facilitate the acquisition. The foreign exchange option has a notional value of £1.6 billion and expires in July 2018. The income statement impact of the foreign exchange option was immaterial for the quarter ended March 31, 2018.
Regulatory Requirements. CME is regulated by the CFTC as a U.S. Derivatives Clearing Organization (DCO). DCOs are required to maintain capital, as defined by the CFTC, in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. CME was designated by the Financial Stability Oversight Council as a systemically important financial market utility under Title VIII of Dodd-Frank. As a result, CME must comply with CFTC regulations applicable to a systemically important DCO for financial resources and liquidity resources. CME is in compliance with all DCO financial requirements.
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
Recent Accounting Pronouncements
Refer to Note 2. Accounting Policies in our notes to the consolidated financial statements for information on new and recently adopted accounting pronouncements that are applicable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2017. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Legal and Regulatory Matters” in Note 7. Contingencies to the Consolidated Financial Statements for updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference. Note 7. Contingencies includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2018.

ITEM 1A.	RISK FACTORS
There have been no material updates to the Risk Factors disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2018. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31	2,686	$152.90	—	$—
February 1 to February 28	53	159.11	—	—
March 1 to March 31	86,511	165.38	—	—
Total	89,250	$165.01	—

(1)	Shares purchased consist of an aggregate of 89,250 shares of Class A common stock surrendered in the first quarter of 2018 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.	EXHIBITS

10.1	Consulting Agreement between Leo Melamed and CME Group Inc., dated April 27, 2018

10.2	Consulting Agreement between John F. Sandner and CME Group Inc., dated April 23, 2018

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: May 3, 2018	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance