Form 10-Q
period 2018-06-30
CME GROUP INC.
filed 2018-08-01
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 11, 2018 was as follows: 340,577,215 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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

ITEM 1.	FINANCIAL STATEMENTS

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,098.9	$1,903.6
Marketable securities	80.9	90.1
Accounts receivable, net of allowance of $3.0 and $2.2	433.9	359.7
Other current assets (includes $1,635.5 and $0 in restricted cash)	1,801.6	367.8
Performance bonds and guaranty fund contributions	36,885.2	44,185.3
Total current assets	40,300.5	46,906.5
Property, net of accumulated depreciation and amortization of $726.9 and $676.6	380.0	399.7
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,299.0	2,346.3
Goodwill	7,569.0	7,569.0
Other assets (includes $1.4 and $2.4 in restricted cash)	1,475.5	1,394.4
Total Assets	$69,199.3	$75,791.2

Liabilities and Equity
Current Liabilities:
Accounts payable	$27.8	$31.3
Other current liabilities	266.6	1,456.3
Performance bonds and guaranty fund contributions	36,885.2	44,185.3
Total current liabilities	37,179.6	45,672.9
Long-term debt	3,419.0	2,233.1
Deferred income tax liabilities, net	4,863.1	4,857.7
Other liabilities	614.0	615.7
Total Liabilities	46,075.7	53,379.4

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at June 30, 2018 and December 31, 2017; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2018 and December 31, 2017; 339,520 and 339,235 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3.4	3.4
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	17,928.3	17,896.9
Retained earnings	5,173.3	4,497.2
Accumulated other comprehensive income (loss)	18.6	14.3
Total shareholders’ equity	23,123.6	22,411.8
Total Liabilities and Equity	$69,199.3	$75,791.2

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Clearing and transaction fees	$906.1	$792.0	$1,879.7	$1,584.0
Market data and information services	113.8	96.1	208.7	192.9
Access and communication fees	26.2	24.9	52.2	49.2
Other	13.5	11.6	28.0	27.8
Total Revenues	1,059.6	924.6	2,168.6	1,853.9
Expenses
Compensation and benefits	150.8	139.7	303.5	282.3
Communications	5.9	6.0	11.8	12.3
Technology support services	19.3	18.2	38.9	36.9
Professional fees and outside services	31.9	28.6	74.5	57.2
Amortization of purchased intangibles	23.6	24.0	47.3	48.0
Depreciation and amortization	27.5	28.8	55.6	58.2
Occupancy and building operations	20.2	19.2	40.2	39.3
Licensing and other fee agreements	39.9	32.9	89.4	66.7
Other	73.6	22.0	99.6	46.9
Total Expenses	392.7	319.4	760.8	647.8
Operating Income	666.9	605.2	1,407.8	1,206.1

Non-Operating Income (Expense)
Investment income	241.9	112.4	398.3	251.3
Interest and other borrowing costs	(33.1)	(29.0)	(63.2)	(58.8)
Equity in net earnings of unconsolidated subsidiaries	36.4	31.8	76.5	62.6
Other non-operating income (expense)	(155.3)	(83.1)	(273.9)	(116.9)
Total Non-Operating Income (Expense)	89.9	32.1	137.7	138.2
Income before Income Taxes	756.8	637.3	1,545.5	1,344.3
Income tax provision	190.7	221.5	380.6	528.7
Net Income	$566.1	$415.8	$1,164.9	$815.6

Earnings per Common Share:
Basic	$1.67	$1.23	$3.43	$2.41
Diluted	1.66	1.22	3.42	2.40
Weighted Average Number of Common Shares:
Basic	339,465	338,556	339,386	338,448
Diluted	340,872	340,020	340,838	339,974
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$566.1	$415.8	$1,164.9	$815.6
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	—	1.7	(0.9)	31.1
Reclassification of net (gains) losses on sales included in investment income	—	—	—	(87.1)
Income tax benefit (expense)	—	(0.5)	0.2	76.1
Investment securities, net	—	1.2	(0.7)	20.1
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	1.7	0.4
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.6	0.7	1.3	1.4
Income tax benefit (expense)	(0.2)	(0.3)	(0.8)	(0.7)
Defined benefit plans, net	0.4	0.4	2.2	1.1
Derivative investments:
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(0.3)	(0.3)	(0.6)	(0.6)
Income tax benefit (expense)	0.1	0.1	0.2	0.2
Derivative investments, net	(0.2)	(0.2)	(0.4)	(0.4)
Foreign currency translation:
Foreign currency translation adjustments	(1.5)	1.1	(0.6)	9.5
Income tax benefit (expense)	—	—	—	(2.9)
Foreign currency translation, net	(1.5)	1.1	(0.6)	6.6
Other comprehensive income (loss), net of tax	(1.3)	2.5	0.5	27.4
Comprehensive Income	$564.8	$418.3	$1,165.4	$843.0
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	339,235	3	$17,900.3	$4,497.2	$14.3	$22,411.8
Net income				1,164.9		1,164.9
Other comprehensive income (loss)					0.5	0.5
Dividends on common stock of $1.40 per share				(476.3)		(476.3)
Impact of adoption of standards update on tax effects related to accumulated other comprehensive income and revenue recognition				(12.5)	3.8	(8.7)
Exercise of stock options	116		8.2			8.2
Vesting of issued restricted Class A common stock	145		(14.9)			(14.9)
Shares issued to Board of Directors	14		2.4			2.4
Shares issued under Employee Stock Purchase Plan	10		1.8			1.8
Stock-based compensation			33.9			33.9
Balance at June 30, 2018	339,520	3	$17,931.7	$5,173.3	$18.6	$23,123.6
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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$1,164.9	$815.6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	33.9	27.7
Amortization of purchased intangibles	47.3	48.0
Depreciation and amortization	55.6	58.2
Unrealized losses on derivative contracts	36.9	—
Realized and unrealized gains on privately-held equity investments	(88.2)	—
Gain on sale of BM&FBOVESPA shares	—	(86.5)
Income tax expense reclassified from accumulated other comprehensive income upon final sale of BM&FBOVESPA shares	—	87.8
Undistributed earnings, net of losses, of unconsolidated subsidiaries	(4.7)	(12.4)
Deferred income taxes	5.0	11.8
Change in:
Accounts receivable	(75.0)	(50.6)
Other current assets	36.5	(2.6)
Other assets	(0.8)	9.0
Accounts payable	(3.5)	(0.7)
Income taxes payable	171.0	(98.6)
Other current liabilities	(26.4)	(25.5)
Other liabilities	(5.9)	2.6
Other	1.2	(0.4)
Net Cash Provided by Operating Activities	1,347.8	783.4

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	3.4	1.2
Purchases of available-for-sale marketable securities	(1.9)	(0.5)
Purchases of property, net	(29.6)	(37.6)
Investments in privately-held equity investments	—	(2.3)
Proceeds from sales of privately-held equity investments	20.4	—
Proceeds from sale of BM&FBOVESPA shares	—	244.0
Net Cash Provided by (Used in) Investing Activities	(7.7)	204.8

Cash Flows from Financing Activities
Cash dividends	(1,662.5)	(1,546.1)
Proceeds from exercise of stock options	8.2	22.9
Proceeds from debt, net of issuance costs	1,187.2	—
Premium payment for derivative contract	(30.0)	—
Employee taxes paid on restricted stock vesting	(14.9)	(12.1)
Other	1.7	1.2
Net Cash Used in Financing Activities	(510.3)	(1,534.1)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Net change in cash, cash equivalents and restricted cash	$829.8	$(545.9)
Cash, cash equivalents and restricted cash, beginning of period	1,906.0	1,960.3
Cash, Cash Equivalents and Restricted Cash, End of Period	$2,735.8	$1,414.4

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,098.9	$1,362.3
Short-term restricted cash	1,635.5	30.0
Long-term restricted cash	1.4	22.1
Total	$2,735.8	$1,414.4

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$272.8	$476.2
Interest paid	42.4	42.4

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2018 and December 31, 2017 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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
In January 2016, the FASB issued a standards update that changes how entities measure certain equity investments. It does not change the guidance for classifying and measuring investments in debt securities, loans and equity method investments. Under the new guidance, entities will have to measure many equity investments at fair value and recognize any changes in fair value in net income, unless the investments qualify for a practicability exception. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities previously classified as available-for-sale in other comprehensive income. For equity investments in privately-held entities that do not have a readily determinable fair value, our accounting policy is to utilize the measurement alternative for valuation of these investments, which permits the company to estimate fair value at cost minus impairment, plus or minus changes resulting from observable price changes. The company adopted this guidance on January 1, 2018. During the six months ended June 30, 2018, the company recorded an increase to the fair values of some of our privately-held equity investments of $70.0 million, which is presented in investment income on the consolidated statement of income.
In November 2016, the FASB issued a standards update aimed at promoting consistency in the classification and presentation of changes in restricted cash on the statement of cash flows. Previously, there was diversity in practice as to whether the change in restricted cash was included in the reconciliation of beginning-of-period and end-of-period total cash amounts shown on the statements of cash flows. The amendments require that statements of cash flows explain the change during the period in the total of cash, cash equivalents, as well as amounts described as restricted cash on the consolidated balance sheets. This guidance was adopted on January 1, 2018 using the retrospective approach. The statements of cash flows show an increase in our cash balances of $829.8 million for the six months ended June 30, 2018 and a decrease in our cash balances of $545.9 million for the six months ended June 30, 2017.
In March 2017, the FASB issued a standards update that changes certain presentation and disclosure requirements for employers that sponsor defined benefit pension as well as other postretirement benefit plans. Defined benefit pension cost and postretirement benefit cost (net benefit cost) are comprised of several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits provided to the employees. Under previous accounting guidance, those components were aggregated for reporting in the financial statements within compensation and benefits on the consolidated statements of income. The amendments in the update require that the service cost component is reported in the same line as other compensation costs, whereas the other components of net benefit cost are required to be presented on the consolidated statements of income separately from the service cost component. This update was adopted as of January 1, 2018 with retrospective application to the earliest period presented. Total net pension expense remains unchanged upon adoption of the standards update. Following the reclassification, pension expense consists of the following for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Service cost recognized in compensation and benefits expense	$4.8	$4.7	$9.6	$9.4
Other components of pension expense recognized in other non-operating income (expense)	(2.3)	(0.4)	(4.5)	(0.7)
Total net pension expense	$2.5	$4.3	$5.1	$8.7
In February 2018, the FASB issued guidance that gives entities the option to reclassify to retained earnings the tax effects related to items in accumulated other comprehensive income (AOCI) that were previously stranded within AOCI as a result of applying the Tax Cuts and Jobs Act (2017 Tax Act). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the change in federal tax rate for all items accounted for within AOCI. Entities can also elect to reclassify other stranded tax effects that relate to the 2017 Tax Act but do not directly relate to the change in federal rate. Tax effects that are stranded in AOCI for other reasons may not be reclassified. These amendments should be applied either in the period of adoption as a cumulative adjustment to the opening balance of retained earnings or retrospectively to each period in which the effect of the 2017 Tax Act is recognized. This guidance is effective for entities with fiscal years beginning after December 15, 2018. The company early adopted this guidance as of January 1, 2018, resulting in an adjustment of $3.8 million to reduce beginning retained earnings and increase AOCI. Tax effects from previously stranded items are released from AOCI when the entire portfolio of similar items is liquidated.
Recently Issued Accounting Pronouncements. In February 2016, the FASB issued a standards update that requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. The guidance for lessors is largely unchanged from current U.S. GAAP. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. Adoption of the guidance in 2019 will result in the gross-up of the consolidated balance sheets to reflect the present value of the lease payments over the lease term and offsetting lease liability at the lease commencement date. Presentation of lease expense and the pattern of expense recognition on the consolidated statements of income is expected to remain materially consistent with existing lease accounting guidance.
In June 2016, the FASB issued guidance that changes how credit losses are measured for most financial assets measured at amortized cost and certain other instruments. The standard requires an entity to estimate its lifetime expected credit loss and record an allowance, that when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. This forward-looking expected loss model generally will result in the earlier recognition of allowances for losses. The standard also amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Severity and duration of the unrealized loss are no longer permissible factors in concluding whether a credit loss exists. Entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time. The standard is effective for reporting periods beginning after December 15, 2019. The standard’s provisions must be applied as a cumulative adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted for reporting periods beginning in 2019. The company does not believe that the adoption of this guidance will have a material impact on the consolidated financial statements.
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

3. Revenue Recognition
Revenue from Contracts with Customers. The majority of revenue is comprised of clearing and transaction fees. The company accounts for revenue in accordance with “Revenue from Contracts with Customers,” which was adopted on January 1, 2018, using the modified retrospective approach. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The company recognized a one-time adjustment of $8.7 million within the opening balance of retained earnings as of January 1, 2018 as a result of adopting this standard. This deferral of revenue is primarily related to the outstanding performance obligations for clearing and transaction fees for longer-term cleared swap products.
Clearing and transaction fees. Clearing and transaction fees include electronic trading fees, surcharges for privately-negotiated transactions, and other volume-related charges for exchange-traded and cleared swaps contracts. Clearing and transaction fees are assessed upfront at the time of trade execution. As such, the company recognizes the majority of the fee revenue upon successful execution of the trade. The minimal remaining portion of the fee revenue related to clearing activities performed after the trade execution is recognized over the short-term period that the contract is outstanding, based on management’s estimates of the average contract lifecycle. These estimates are based on various assumptions to approximate the amount of fee revenue to be attributed to services performed through contract settlement, expiration, or termination. These assumptions include the average number of days that a contract remains in open interest, contract turnover, average revenue per day, and revenue remaining in open interest at the end of each period.
The nature of contracts gives rise to several types of variable consideration, including incentive tiers, incentives associated with market maker programs and other fee discounts. The company includes fee discounts and incentives in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee. These estimates are based on historical experience, anticipated performance, and best judgment at the time. Because of the company's certainty in estimating these amounts, they are included in the transaction price of contracts.
Market data and information services. Market data and information services represents revenue from the dissemination of market data to subscribers, distributors, and other third-party licensees of market data. Pricing for market data is primarily based on the number of reportable devices used as well as the number of subscribers enrolled under the arrangement. Fees for these services are generally billed monthly. Market data services are satisfied over time and revenue is recognized on a monthly basis as the customers receive and consume the benefit of the market data services. However, the company also maintains certain annual license arrangements with one-time upfront fees. The fees for annual licenses are initially recorded as a contract liability and recognized as revenue monthly over the term of the annual period.
Access and communication fees. Access and communication fees are charges to members and clearing firms that utilize various telecommunications networks and communications services. Fees for these services are generally billed monthly. These services are satisfied over time and revenue is recognized on a monthly basis as the customers receive and consume the benefit of the services.
Other. Other revenues include fees for collateral management, fees for trade order routing through agreements from various strategic relationships, as well as other services to members and clearing firms. Collateral management fees are charged to clearing firms that have collateral on deposit with CME to meet their minimum performance bond and guaranty fund obligations. These fees are calculated based on daily collateral balances and are billed monthly. This fee revenue is recognized as billed as the customers receive and consume the benefits of the services. Pricing for strategic relationships may be driven by customer levels and activity. There are fee arrangements which provide for monthly as well as quarterly payments in arrears. Revenue is recognized monthly for strategic relationship arrangements as the customers receive and consume the benefits of the services.

The following table represents a disaggregation of revenue from contracts with customers for the quarters and six months ended June 30, 2018 and 2017:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Interest rate	$288.9	$254.1	$627.3	$533.7
Equity	157.3	124.6	352.3	247.7
Foreign exchange	49.1	44.7	100.2	90.3
Agricultural commodity	141.4	122.1	262.5	226.5
Energy	192.0	181.7	383.6	356.3
Metal	60.5	48.4	119.9	95.8
Interest rate swap and credit default swap	16.9	16.4	33.9	33.7
Total clearing and transaction fees	906.1	792.0	1,879.7	1,584.0
Market data and information services	113.8	96.1	208.7	192.9
Access and communication fees	26.2	24.9	52.2	49.2
Other	13.5	11.6	28.0	27.8
Total revenues	$1,059.6	$924.6	$2,168.6	$1,853.9

Timing of Revenue Recognition
Services transferred at a point in time	890.6	775.2	1,848.4	1,552.3
Services transferred over time	166.7	146.6	315.5	295.2
One-time charges and miscellaneous revenues	2.3	2.8	4.7	6.4
Total revenues	$1,059.6	$924.6	$2,168.6	$1,853.9
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. For annual licenses and upfront fee arrangements, the company generally bills customers upon contract execution. These payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the six months ended June 30, 2018 were not materially impacted by any other factors. The balance of contract liabilities was $25.0 million and $3.9 million as of June 30, 2018 and December 31, 2017 respectively.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. At June 30, 2018, CME maintained $27.3 billion within the cash account at the Federal Reserve Bank of Chicago.
Clearing House Contract Settlement. The clearing house marks-to-market open positions for all futures and options contracts twice a day (once a day for CME's cleared-only interest rate swap contracts). Based on values derived from the mark-to-market process, the clearing house requires payments from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than cleared-only interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral deposits.
For CME's cleared-only interest rate swap contracts, the maximum exposure related to CME's guarantee would be one full day of changes in fair value of all open positions, before considering CME's ability to access defaulting clearing firms' collateral. CME exited the CDS clearing business in March 2018.
During the first six months of 2018, the clearing house transferred an average of approximately $3.5 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2018.
5. Intangible Assets
Intangible assets consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,838.8	$(991.0)	$1,847.8	$2,838.8	$(943.7)	$1,895.1
Technology-related intellectual property	29.4	(29.4)	—	29.4	(29.4)	—
Other	2.4	(1.2)	1.2	2.4	(1.2)	1.2
Total amortizable intangible assets	$2,870.6	$(1,021.6)	1,849.0	$2,870.6	$(974.3)	1,896.3

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,299.0			$2,346.3
Trading products (1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $23.6 million and $24.0 million for the quarters ended June 30, 2018 and 2017, respectively. Total amortization expense for intangible assets was $47.3 million and $48.0 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2018	$47.3
2019	94.7
2020	94.7
2021	94.7
2022	94.7
2023	94.7
Thereafter	1,328.2

6. Debt
In June 2018, the company completed offerings of $500.0 million of 3.75% fixed rate notes due June 2028 and $700.0 million of 4.15% fixed rate notes due June 2048. The company intends to use the net proceeds from the offering, together with cash on hand, to finance the cash consideration for the proposed acquisition of NEX Group plc (NEX).
Long-term debt consisted of the following at June 30, 2018 and December 31, 2017:

(in millions)	June 30, 2018	December 31, 2017
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$746.5	$746.0
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	745.2	744.9
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	495.7	—
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	742.3	742.2
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	689.3	—
Total long-term debt	$3,419.0	$2,233.1

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

Long-term debt maturities, at par value, were as follows at June 30, 2018:

(in millions)	Par Value
2019	$—
2020	—
2021	—
2022	750.0
2023	—
Thereafter	2,700.0
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
In 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc. filed suit in federal court alleging that CBOT and CME violated the antitrust laws and tortuously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. On April 27, 2018, the Court informed the parties that it reached a preliminary decision to grant CBOT's and CME's motion for summary judgment on the antitrust claims. The Court is expected to issue a written decision finalizing that decision and dismissing the entire case. In the meantime, the previously set trial date has been vacated.
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
No accrual was required for legal and regulatory matters as none were probable and estimable as of June 30, 2018 and December 31, 2017.
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
8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2018. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable, standby letters of credit. At June 30, 2018, CME was contingently liable to SGX on letters of credit totaling $285.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2018.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2018.

9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2017	$0.6	$(36.1)	$58.0	$(8.2)	$14.3
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.9)	1.7	—	(0.6)	0.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.3	(0.6)	—	0.7
Income tax benefit (expense)	0.2	(0.8)	0.2	—	(0.4)
Net current period other comprehensive income (loss)	(0.7)	2.2	(0.4)	(0.6)	0.5
Impact of adoption of standards update on tax effects related to accumulated other comprehensive income	0.1	(8.2)	11.9	—	3.8
Balance at June 30, 2018	$—	$(42.1)	$69.5	$(8.8)	$18.6

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2016	$(19.5)	$(37.8)	$58.9	$(15.7)	$(14.1)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	31.1	0.4	—	9.5	41.0
Amounts reclassified from accumulated other comprehensive income (loss)	(87.1)	1.4	(0.6)	—	(86.3)
Income tax benefit (expense)	76.1	(0.7)	0.2	(2.9)	72.7
Net current period other comprehensive income (loss)	20.1	1.1	(0.4)	6.6	27.4
Balance at June 30, 2017	$0.6	$(36.7)	$58.5	$(9.1)	$13.3
10. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes.

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
Level 1 assets generally include investments in publicly traded mutual funds, equity securities and corporate debt securities with quoted market prices. In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities. If quoted prices are not available to determine fair value, the company uses other inputs that are directly observable.
Level 2 assets and liabilities generally consist of asset-backed securities, equity investments and long-term debt notes. Asset-backed securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings. The fair values of the equity investments and long-term debt notes were based on quoted market prices.
Level 3 liabilities include a foreign exchange forward contract. The company is using the foreign exchange forward contract to mitigate certain exposure to foreign exchange rate fluctuation related to the anticipated acquisition of NEX. The forward contract was measured at fair value based on assumptions made by management regarding expectations on the settlement date as well as directly observable market inputs, including GBP forward rates, spot rates, and discount factors. Significant changes in these observable inputs may have a material impact on the fair value of the forward contract as these amounts affect the timing and extent of cash flows under the contract. Changes to the settlement date assumption do not have a material impact on the fair value of the forward contract. Changes in fair value of this contract are recognized within other non-operating income (expense) on the consolidated statements of income.
Financial assets and liabilities recorded in the consolidated balance sheet as of June 30, 2018 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	June 30, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$18.5	$—	$—	$18.5
Mutual funds	62.0	—	—	62.0
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	80.6	0.3	—	80.9
Total Assets at Fair Value	$80.6	$0.3	$—	$80.9

Liabilities at Fair Value:
Foreign exchange forward contract	$—	$—	$6.9	$6.9
Total Liabilities at Fair Value	$—	$—	$6.9	$6.9
The following is a reconciliation of the level 3 liability valued at fair value on a recurring basis during the first six months of 2018:

(in millions)	Forward Contract
Fair value of liability at December 31, 2017	$—
Unrealized losses included in other non-operating (income) expense	6.9
Fair Value of Liability at June 30, 2018	$6.9
There were no transfers of assets or liabilities between level 1, level 2 and level 3 during the first six months of 2018. There were no other level 3 assets or liabilities valued at fair value on a recurring or non-recurring basis during the first six months of 2018. During the second quarter of 2018, the company recognized mark-to-market increases in fair value of $70.0 million related to certain privately-held equity investments based on observable market price changes for an identical or similar investment of the same issuer. The fair values of these investments totaled $75.4 million and were considered level 2 and nonrecurring.
The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. At June 30, 2018, the fair values were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	$742.5
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%	725.8
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	504.4
$750.0 million fixed rate notes due September 2043, stated rate of 5.30%	883.2
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	708.1

11. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of CME Group common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Anti-dilutive restricted stock and performance share awards were as follows for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Restricted stock and performance shares	7	70	9	71
Total	7	70	9	71
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income (in millions)	$566.1	$415.8	$1,164.9	$815.6
Weighted Average Number of Common Shares (in thousands):
Basic	339,465	338,556	339,386	338,448
Effect of stock options, restricted stock and performance shares	1,407	1,464	1,452	1,526
Diluted	340,872	340,020	340,838	339,974
Earnings per Common Share:
Basic	$1.67	$1.23	$3.43	$2.41
Diluted	1.66	1.22	3.42	2.40
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2018	2017	Change	2018	2017	Change
Total revenues	$1,059.6	$924.6	15%	$2,168.6	$1,853.9	17%
Total expenses	392.7	319.4	23	760.8	647.8	17
Operating margin	62.9%	65.5%		64.9%	65.1%
Non-operating income (expense)	$89.9	$32.1	181	$137.7	$138.2	—
Effective tax rate	25.2%	34.7%		24.6%	39.3%
Net income	$566.1	$415.8	36	$1,164.9	$815.6	43
Diluted earnings per common share	1.66	1.22	36	3.42	2.40	43
Cash flows from operating activities				1,347.8	783.4	72
Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Clearing and transaction fees	$906.1	$792.0	14%	$1,879.7	$1,584.0	19%
Market data and information services	113.8	96.1	18	208.7	192.9	8
Access and communication fees	26.2	24.9	5	52.2	49.2	6
Other	13.5	11.6	17	28.0	27.8	1
Total Revenues	$1,059.6	$924.6	15	$2,168.6	$1,853.9	17
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

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Total contract volume (in millions)	1,175.0	1,036.5	13%	2,529.4	2,096.6	21%
Clearing and transaction fees (in millions)	$889.1	$776.1	15	$1,845.6	$1,550.8	19
Average rate per contract	$0.757	$0.749	1	$0.730	$0.740	(1)

We estimate the following net increases in clearing and transaction fees based on changes in total contract volumes and changes in average rate per contract for futures and options during the second quarter and first six months of 2018 when compared with the same periods in 2017.

(in millions)	Quarter Ended	Six Months Ended
Increases due to changes in total contract volume	$104.8	$315.8
Increase (decrease) due to changes in average rate per contract	8.2	(21.0)
Net increases in clearing and transaction fees	$113.0	$294.8
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2018	2017	Change	2018	2017	Change
Average Daily Volume by Product Line:
Interest rate	9,200	8,210	12%	10,541	8,686	21%
Equity	3,086	2,707	14	3,579	2,736	31
Foreign exchange	1,035	879	18	1,066	887	20
Agricultural commodity	1,734	1,492	16	1,665	1,377	21
Energy	2,630	2,632	—	2,691	2,565	5
Metal	674	533	27	693	522	33
Aggregate average daily volume	18,359	16,453	12	20,235	16,773	21
Average Daily Volume by Venue:
Electronic	16,644	14,582	14	18,182	14,763	23
Open outcry	1,066	1,115	(4)	1,305	1,238	5
Privately negotiated	649	756	(14)	748	772	(3)
Aggregate average daily volume	18,359	16,453	12	20,235	16,773	21
Electronic Volume as a Percentage of Total Volume	91%	89%		90%	88%
Overall market volatility was higher in the first half of 2018 compared with the same period in 2017. We believe the markets continued to experience uncertainty surrounding the Federal Reserve's interest rate policy in 2018. In June, the Federal Open Markets Committee (FOMC) raised the federal funds rate for the second time in 2018, which led to volatility across multiple asset classes. During the first half of 2018, uncertainties regarding United States' trade policies and the potential for changes in tariff rates as well as the anticipation of increased United States' government spending and the potential for future inflation also contributed to ongoing market uncertainty. We believe these factors led to the overall increases in contract volumes.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2018	2017	Change	2018	2017	Change
Eurodollar futures and options:
Front 8 futures	1,919	1,761	9%	2,350	1,946	21%
Back 32 futures	775	738	5	968	837	16
Options	1,227	1,464	(16)	1,598	1,537	4
U.S. Treasury futures and options:
10-Year	2,259	1,883	20	2,395	1,931	24
5-Year	1,235	994	24	1,301	1,044	25
2-Year	532	381	40	580	382	52
Treasury bond	430	382	13	465	376	24
Federal Funds futures and options	277	217	27	280	235	19
Overall interest rate contract volumes increased in the second quarter and first six months of 2018 when compared with the same periods in 2017 largely due to volatility caused by continued uncertainty surrounding future interest rate hikes by the Federal Reserve, including volatility caused by the federal funds rate increase by the FOMC in March and June 2018. In addition, we believe interest rate volatility resulted from increased issuance of U.S. Treasury bills by the U.S. Department of Treasury. We also believe the increase in contract volume in the first half of 2018 when compared with the same period in 2017 was due to the uncertainty surrounding the United States' foreign trade policies, future rates of inflation and the potential for increased government spending.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2018	2017	Change	2018	2017	Change
E-mini S&P 500 futures and options	2,173	2,116	3%	2,556	2,182	17%
E-mini NASDAQ 100 futures and options	418	304	37	456	259	76
In the second quarter and first six months of 2018 when compared with the same periods in 2017, overall equity contract volumes increased due to overall higher equity market volatility, as measured by the CBOE Volatility Index and CBOE Nasdaq-100 Volatility Index. We believe the comparatively higher volatility is caused by greater uncertainty surrounding the Federal Reserve's interest rate policy and the continued uncertainty surrounding the United States' foreign trade policies.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2018	2017	Change	2018	2017	Change
Euro	336	214	57%	333	224	49%
Japanese yen	151	165	(8)	169	172	(2)
British pound	137	123	12	146	124	18
Australian dollar	115	91	26	124	92	34
Canadian dollar	96	83	15	97	78	25
Overall foreign exchange contract volumes increased in the second quarter and first six months of 2018 when compared with the same periods in 2017. Increases in Euro contract volumes were largely driven by overall high volatility, which we believe was caused by market uncertainty resulting from different monetary policies by the European Central Bank and the Federal Reserve. Australian dollar contract volumes were higher due to volatile commodity markets and uncertainty surrounding the United States' foreign trade policies. We believe the increases in British pound contract volumes were attributed to the ongoing uncertainty from the United Kingdom European Union membership referendum as well as the potential for future interest rate hikes.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2018	2017	Change	2018	2017	Change
Corn	597	532	12%	557	471	18%
Soybean	373	279	34	358	274	31
Wheat	284	260	9	279	232	21
In the second quarter and first six months of 2018 when compared with the same periods in 2017, overall agricultural commodity contract volume increases were driven by higher corn and soybean contract volumes, which we believe resulted from higher price volatility in 2018. We believe the increases in volatility resulted from uncertainty surrounding crop production due to drought conditions over the winter months in South America. In addition, we believe the overall increases in commodity contract volumes were attributable to volatility caused by concern surrounding the United States' foreign trade policies.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2018	2017	Change	2018	2017	Change
WTI crude oil	1,591	1,483	7%	1,567	1,406	11%
Natural gas	484	580	(16)	572	590	(3)
Refined products	409	387	6	413	388	7
Overall energy contract volumes remained flat in the second quarter and increased slightly in the first six months of 2018 when compared with the same periods in 2017. We believe the increases in crude oil contract volumes were caused by volatility resulting from a shift in crude oil supplies, as United States crude oil production continued to exhibit strong growth in 2018. Natural gas contract volumes decreased due to lower price volatility caused by milder temperature outlooks across the United States.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2018	2017	Change	2018	2017	Change
Gold	383	296	29%	409	302	35%
Copper	146	102	43	142	99	44
Silver	115	108	7	112	95	18
We believe the increases in metal contract volumes in the second quarter and first six months of 2018 when compared with the same periods in 2017 were due to international investors using gold and other precious metals as safe-haven alternative investments to other volatile markets in the first half of 2018.
Average Rate per Contract
The average rate per contract increased slightly in the second quarter when compared with the same period in 2017. The increase was largely due to strong agricultural commodity volume as well as lower discounts on certain equity products. The overall increase was partially offset by a shift in product mix. Energy contract volume decreased by 2 percentage points as a percentage of total volume, while nearly all other product lines increased by a combined 2 percentage points as a percentage of total volume. In general, energy contracts have a higher rate per contract compared with nearly all other product lines.
The average rate per contract decreased slightly in the first six months of 2018 when compared with the same period in 2017 largely due to a shift in product mix. Energy contract volume decreased by 2 percentage points as a percentage of total volume, while nearly all other product lines increased by a combined 2 percentage points as a percentage of total volume. The average rate per contract also decreased slightly in the first six months of 2018 due to an increase in trades executed by members, as a percentage of total trading volume.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 13% and another firm represented 11% of our clearing and transaction fees in the first six months of 2018. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The increases in market data and information services revenues in the second quarter and first six months of 2018 when compared with the same periods in 2017 were attributable to an increase in fees for basic real-time market data service to $105 per month from $85 per month beginning in the second quarter of 2018. The increases were partially offset by modest declines in screen counts due to cost-cutting initiatives at member firms.
The two largest resellers of our market data represented approximately 42% of our market data and information services revenue in the first six months of 2018. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Compensation and benefits	$150.8	$139.7	8%	$303.5	$282.3	8%
Communications	5.9	6.0	(2)	11.8	12.3	(4)
Technology support services	19.3	18.2	6	38.9	36.9	6
Professional fees and outside services	31.9	28.6	12	74.5	57.2	30
Amortization of purchased intangibles	23.6	24.0	(2)	47.3	48.0	(2)
Depreciation and amortization	27.5	28.8	(4)	55.6	58.2	(4)
Occupancy and building operations	20.2	19.2	4	40.2	39.3	2
Licensing and other fee agreements	39.9	32.9	21	89.4	66.7	34
Other	73.6	22.0	n.m.	99.6	46.9	112
Total Expenses	$392.7	$319.4	23	$760.8	$647.8	17
n.m. not meaningful
Operating expenses increased by $73.3 million and $113.0 million in the second quarter and first six months of 2018 when compared with the same periods in 2017. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended, June 30, 2018		Six Months Ended, June 30, 2018
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Foreign currency exchange rate fluctuation	$51.9	16%	$56.0	9%
Licensing and other fee agreements	7.0	2	22.7	4
Professional fees and outside services	3.3	1	17.3	3
Bonus expense	4.0	1	10.8	2
Salaries, benefits and employer taxes	5.6	2	10.0	1
Other expenses, net	1.5	—	(3.8)	(1)
Total increases	$73.3	23%	$113.0	17%

Increases in operating expenses in the second quarter and first six months of 2018 when compared with the same periods in 2017 were as follows:

•
In the second quarter of 2018, we recognized a net loss of $47.3 million primarily due to the decline in the British pound versus U.S. dollar exchange rate on $1.6 billion of restricted cash held for the acquisition of NEX Group plc (NEX), which is denominated in British pounds, compared with a net gain of $4.6 million on favorable changes in exchange rates on foreign cash balances in the second quarter of 2017. In the first six months of 2018, we recognized a net loss of $48.9 million, compared to a net gain of $7.1 million in the first six months of 2017. Gains and losses from exchange rate fluctuations result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies.

•
Licensing and other fee agreement expenses increased due to higher fees related to revenue sharing agreements for certain equity contracts due to both increases in volume and an increase in license rates for certain products.

•
Professional fees and outside service expenses increased compared with the same periods in 2017, largely due to higher fees incurred in 2018 as a result of our pending transaction with NEX and the Eurex litigation.

•	Bonus expense increased due to improved performance relative to our cash earnings target in 2018 when compared with 2017 performance relative to our 2017 cash earnings target.

•	Compensation and benefit expenses increased as a result of higher average headcount primarily in our international locations as well as normal cost of living adjustments.
Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Investment income	$241.9	$112.4	115%	$398.3	$251.3	59%
Interest and other borrowing costs	(33.1)	(29.0)	14	(63.2)	(58.8)	7
Equity in net earnings (losses) of unconsolidated subsidiaries	36.4	31.8	15	76.5	62.6	22
Other non-operating income (expense)	(155.3)	(83.1)	87	(273.9)	(116.9)	134
Total Non-Operating	$89.9	$32.1	181	$137.7	$138.2	—
Investment income increased in the second quarter and first six months of 2018, when compared with the same periods in 2017, largely due to increases in earnings from cash performance bond and guaranty fund contributions that are reinvested, which resulted primarily from higher average reinvestment balances and higher rates of interest earned in the cash account at the Federal Reserve Bank of Chicago. In addition, we recognized realized and unrealized gains of $88.2 million on some privately- held equity investments in the second quarter of 2018. During 2017, we recognized a net gain of $86.5 million on the sale of our remaining ownership interest in BM&FBOVESPA, S.A. (BM&FBOVESPA).
Higher income generated from our S&P/Dow Jones Indices LLC business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries in the second quarter and first six months of 2018 when compared with the same periods in 2017.
We recognized higher expenses in the second quarter and first six months of 2018 when compared with the same periods in 2017 related to the distribution of interest earned on performance bond collateral reinvestment to the clearing firms. In the second quarter of 2018, we also recognized a loss of $36.9 million on our foreign exchange option and forward contracts used to mitigate certain exposure to foreign exchange rate fluctuation on the anticipated currency required to facilitate the NEX transaction. These expenses are included in other non-operating income (expense) on the consolidated statements of income.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2018	2017
Quarter ended June 30	25.2%	34.7%
Six months ended June 30	24.6%	39.3%
The overall decreases in the effective tax rate in the second quarter and first six months of 2018 were primarily due to a reduction in the federal statutory rate from 35% to 21% on January 1, 2018. Also, in the first quarter of 2017, income tax expense was recognized pursuant to the sale of the remaining BM&FBOVESPA shares. This expense was partially offset by the benefits recognized in the second quarter of 2017 from settling various federal and state tax audit issues.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first six months of 2018 when compared with the same period in 2017. The increase in net cash provided by operating activities was largely attributable to the increase in trading volume as well as lower overall tax payments due to the reduction in the federal tax rate. The increase is also due to higher investment income related to our reinvestment of cash performance bonds and guaranty fund collateral, net of the distribution of interest earned to the clearing firms. Net cash provided by investing activities decreased in the first six months of 2018 when compared with the same period of 2017. In the first quarter of 2017, we received proceeds from our sale of BM&FBOVESPA shares. Cash used in financing activities was lower in the first six months of 2018 when compared with the same period in 2017 due to proceeds received from the recent debt offering in the second quarter of 2018. The company intends to use the net proceeds from the offering, together with cash on hand, to finance the cash consideration for the acquisition of NEX.
Debt Instruments. The following table summarizes our debt outstanding at June 30, 2018:

(in millions)	Par Value
Fixed rate notes due September 2022, stated rate of 3.00% (1)	$750.0
Fixed rate notes due March 2025, stated rate of 3.00% (2)	750.0
Fixed rate notes due June 2028, stated rate of 3.75%	500.0
Fixed rate notes due September 2043, stated rate of 5.30% (3)	750.0
Fixed rate notes due June 2048, stated rate of 4.15%	700.0

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

In June 2018, we completed offerings of $500.0 million of 3.75% fixed rate notes due June 2028 and $700.0 million of 4.15% fixed rate notes due June 2048. We intend to use the net proceeds from the offering, together with cash on hand, to finance the cash consideration for the acquisition of NEX. In the event that the NEX acquisition is not finalized by June 30, 2019 or the acquisition agreement is terminated, we are required to make an offer to repurchase these fixed rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by CME Clearing. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets deposited by defaulting clearing members can be used to collateralize the facility. At June 30, 2018, guaranty funds available to collateralize the facility totaled $7.5 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.

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
At June 30, 2018, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At June 30, 2018, we were in compliance with the various financial covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable standby letters of credit. At June 30, 2018, the letters of credit totaled $285.0 million.
The following table summarizes our credit ratings at June 30, 2018:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.1 billion and $1.9 billion at June 30, 2018 and December 31, 2017, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
In March 2018, we announced that we reached an agreement to acquire NEX in a transaction valued at £10 per share, consisting of 500 pence in cash and 0.0444 CME Group shares. We have received approval by NEX shareholders, but the proposed transaction is pending approvals by regulators. The transaction is expected to close in the second half of 2018. As of June 30, 2018, $1.6 billion of cash has been restricted related to the proposed transaction with NEX. In conjunction with the proposed transaction, we also purchased a foreign exchange forward contract to mitigate certain exposure to foreign exchange rate fluctuation on anticipated currency required to facilitate the acquisition. The foreign exchange forward contract has a notional value of £670 million and expires in April 2019. We recognized a loss of $6.9 million within other non-operating income (expense) on the consolidated statements of income in the second quarter of 2018 related to the forward contract. In the first quarter of 2018, we also purchased a foreign exchange option contract to mitigate certain exposure to foreign exchange rate fluctuation on anticipated currency required to facilitate the acquisition. The foreign exchange option had a notional value of £1.6 billion and expired in July 2018. We recognized a loss of $30.0 million in other non-operating income (expense) in the second quarter of 2018 related to the option contract. In connection with the acquisition, we maintain a 364-day bridge credit agreement with total commitments of approximately £0.7 billion. The proceeds from this bridge facility can only be used to fund the cash payment of the acquisition.
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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30	260	$162.31	—	$—
May 1 to May 31	563	159.30	—	—
June 1 to June 30	601	169.10	—	—
Total	1,424	$163.98	—

(1)	Shares purchased consist of an aggregate of 1,424 shares of Class A common stock surrendered in the second quarter of 2018 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.	EXHIBITS

4.2
Eighth Supplemental Indenture (including the form of 3.750% Notes due 2028), dated as of June 21, 2018, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on June 21, 2018).

4.3
Ninth Supplemental Indenture (including the form of 4.150% Notes due 2048), dated as of June 21, 2018, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on June 21, 2018).

10.1 (1)
Amended and Restated Agreement, effective as of May 8, 2018, by and between CME Group Inc. and Terrence A. Duffy (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 9, 2018).

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

CME Group Inc. (Registrant)

Dated: August 1, 2018	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance