Form 10-Q
period 2018-09-30
CME GROUP INC.
filed 2018-11-02
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 11, 2018 was as follows: 340,827,900 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
Trademark Information
CME Group, the Globe logo, CME, Chicago Mercantile Exchange, Globex and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT, Chicago Board of Trade, KCBT and Kansas City Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. COMEX is a trademark of Commodity Exchange, Inc. Dow Jones, Dow Jones Industrial Average, S&P 500 and S&P are services and/or trademarks of Dow Jones Trademark Holdings LLC, Standard & Poor's Financial Services LLC and S&P/Dow Jones Indices LLC, as the case may be, and have been licensed for use by Chicago Mercantile Exchange Inc. All other trademarks are the property of their respective owners.
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

ITEM 1.	FINANCIAL STATEMENTS

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,406.3	$1,903.6
Marketable securities	82.8	90.1
Accounts receivable, net of allowance of $3.5 and $2.2	386.3	359.7
Other current assets (includes $1,622.1 and $0 in restricted cash)	1,795.5	367.8
Performance bonds and guaranty fund contributions	37,843.9	44,185.3
Total current assets	41,514.8	46,906.5
Property, net of accumulated depreciation and amortization of $736.8 and $676.6	362.7	399.7
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	2,268.4	2,346.3
Goodwill	7,569.0	7,569.0
Other assets (includes $1.3 and $2.4 in restricted cash)	1,473.9	1,394.4
Total Assets	$70,364.1	$75,791.2

Liabilities and Equity
Current Liabilities:
Accounts payable	$53.9	$31.3
Other current liabilities	256.3	1,456.3
Performance bonds and guaranty fund contributions	37,843.9	44,185.3
Total current liabilities	38,154.1	45,672.9
Long-term debt	3,419.6	2,233.1
Deferred income tax liabilities, net	4,882.7	4,857.7
Other liabilities	612.0	615.7
Total Liabilities	47,068.4	53,379.4

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at September 30, 2018 and December 31, 2017; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2018 and December 31, 2017; 339,860 and 339,235 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3.4	3.4
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	17,927.2	17,896.9
Retained earnings	5,346.4	4,497.2
Accumulated other comprehensive income (loss)	18.7	14.3
Total Shareholders’ Equity	23,295.7	22,411.8
Total Liabilities and Equity	$70,364.1	$75,791.2

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Clearing and transaction fees	$752.5	$756.2	$2,632.2	$2,340.2
Market data and information services	110.7	96.9	319.4	289.8
Access and communication fees	26.2	25.7	78.4	74.9
Other	14.8	12.0	42.8	39.8
Total Revenues	904.2	890.8	3,072.8	2,744.7
Expenses
Compensation and benefits	144.9	141.7	448.4	424.0
Communications	6.5	6.1	18.3	18.4
Technology support services	18.2	19.3	57.1	56.2
Professional fees and outside services	31.3	25.8	105.8	83.0
Amortization of purchased intangibles	23.7	23.8	71.0	71.8
Depreciation and amortization	30.2	26.9	85.8	85.1
Occupancy and building operations	21.0	19.8	61.2	59.1
Licensing and other fee agreements	33.4	41.5	122.8	108.2
Other	45.1	18.3	144.7	65.2
Total Expenses	354.3	323.2	1,115.1	971.0
Operating Income	549.9	567.6	1,957.7	1,773.7

Non-Operating Income (Expense)
Investment income	161.5	139.9	559.8	391.2
Interest and other borrowing costs	(45.0)	(29.1)	(108.2)	(87.9)
Equity in net earnings of unconsolidated subsidiaries	37.1	33.9	113.6	96.5
Other non-operating income (expense)	(141.7)	(105.0)	(415.6)	(221.9)
Total Non-Operating Income (Expense)	11.9	39.7	149.6	177.9
Income before Income Taxes	561.8	607.3	2,107.3	1,951.6
Income tax provision	150.0	298.7	530.6	827.4
Net Income	$411.8	$308.6	$1,576.7	$1,124.2

Earnings per Common Share:
Basic	$1.21	$0.91	$4.64	$3.32
Diluted	1.21	0.91	4.62	3.31
Weighted Average Number of Common Shares:
Basic	339,586	338,771	339,453	338,557
Diluted	341,035	340,329	340,907	340,114
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$411.8	$308.6	$1,576.7	$1,124.2
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	—	(1.0)	(0.9)	30.1
Reclassification of net (gains) losses on sales included in investment income	(0.1)	(2.0)	(0.1)	(89.1)
Income tax benefit (expense)	0.1	1.6	0.3	77.7
Investment securities, net	—	(1.4)	(0.7)	18.7
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	1.7	0.5
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.7	0.7	2.0	2.1
Income tax benefit (expense)	(0.1)	(1.2)	(0.9)	(1.9)
Defined benefit plans, net	0.6	(0.5)	2.8	0.7
Derivative investments:
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(0.3)	(0.3)	(0.9)	(0.9)
Income tax benefit (expense)	—	0.1	0.2	0.3
Derivative investments, net	(0.3)	(0.2)	(0.7)	(0.6)
Foreign currency translation:
Foreign currency translation adjustments	(0.2)	0.9	(0.8)	10.3
Income tax benefit (expense)	—	—	—	(2.9)
Foreign currency translation, net	(0.2)	0.9	(0.8)	7.4
Other comprehensive income (loss), net of tax	0.1	(1.2)	0.6	26.2
Comprehensive Income	$411.9	$307.4	$1,577.3	$1,150.4
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	339,235	3	$17,900.3	$4,497.2	$14.3	$22,411.8
Net income				1,576.7		1,576.7
Other comprehensive income (loss)					0.6	0.6
Dividends on common stock of $2.10 per share				(715.0)		(715.0)
Impact of adoption of standards updates on tax effects related to accumulated other comprehensive income and revenue recognition				(12.5)	3.8	(8.7)
Exercise of stock options	151		10.1			10.1
Vesting of issued restricted Class A common stock	448		(34.9)			(34.9)
Shares issued to Board of Directors	16		2.8			2.8
Shares issued under Employee Stock Purchase Plan	10		1.8			1.8
Stock-based compensation			50.5			50.5
Balance at September 30, 2018	339,860	3	$17,930.6	$5,346.4	$18.7	$23,295.7
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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$1,576.7	$1,124.2
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	50.5	42.8
Amortization of purchased intangibles	71.0	71.8
Depreciation and amortization	85.8	85.1
Intangible and fixed asset impairments	9.5	—
Unrealized losses on derivative contracts	51.4	—
Net realized and unrealized gains on privately-held equity investments	(85.9)	—
Gain on sale of BM&FBOVESPA shares	—	(86.5)
Gain on sale of Bolsa Mexicana de Valores, S.A.B de C.V. shares	—	(2.0)
Income tax expense reclassified from accumulated other comprehensive income upon final sale of BM&FBOVESPA shares	—	87.8
Undistributed earnings, net of losses, of unconsolidated subsidiaries	(5.8)	(33.2)
Deferred income taxes	24.6	129.7
Change in:
Accounts receivable	(27.9)	(23.8)
Other current assets	35.2	(7.6)
Other assets	7.8	—
Accounts payable	22.5	10.0
Income taxes payable	161.0	(86.2)
Other current liabilities	(37.8)	(23.3)
Other liabilities	(10.2)	2.9
Other	2.0	(1.0)
Net Cash Provided by Operating Activities	1,930.4	1,290.7

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	6.6	2.3
Purchases of available-for-sale marketable securities	(5.0)	(2.3)
Purchases of property, net	(60.9)	(53.0)
Investments in privately-held equity investments	—	(5.3)
Proceeds from sales of privately-held equity investments	20.4	—
Proceeds from sale of BM&FBOVESPA shares	—	244.0
Proceeds from sale of Bolsa Mexicana de Valores, S.A.B de C.V.	—	15.1
Net Cash (Used in) Provided by Investing Activities	(38.9)	200.8

Cash Flows from Financing Activities
Cash dividends	(1,900.1)	(1,769.6)
Proceeds from exercise of stock options	10.1	30.4
Proceeds from debt, net of issuance costs	1,185.3	—
Premium payment for derivative contract	(30.0)	—
Employee taxes paid on restricted stock vesting	(34.9)	(30.5)
Other	1.8	1.2
Net Cash Used in Financing Activities	(767.8)	(1,768.5)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Net change in cash, cash equivalents and restricted cash	$1,123.7	$(277.0)
Cash, cash equivalents and restricted cash, beginning of period	1,906.0	1,960.3
Cash, Cash Equivalents and Restricted Cash, End of Period	$3,029.7	$1,683.3

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,406.3	$1,631.1
Short-term restricted cash	1,622.1	50.0
Long-term restricted cash	1.3	2.2
Total	$3,029.7	$1,683.3

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$410.6	$642.7
Interest paid	84.8	84.8
Non-cash investing activities:
Accrued proceeds from sale of investments	0.3	1.4

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2018 and December 31, 2017 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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
In January 2016, the FASB issued a standards update that changes how entities measure certain equity investments. It does not change the guidance for classifying and measuring investments in debt securities, loans and equity method investments. Under the new guidance, entities will have to measure many equity investments at fair value and recognize any changes in fair value in net income, unless the investments qualify for a practicability exception. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities previously classified as available-for-sale in other comprehensive income. For equity investments in privately-held entities that do not have a readily determinable fair value, our accounting policy is to utilize the measurement alternative for valuation of these investments, which permits the company to estimate fair value at cost minus impairment, plus or minus changes resulting from observable price movements. The company adopted this guidance on January 1, 2018. During the nine months ended September 30, 2018, the company recorded an increase to the fair values of some of its privately-held equity investments of $70.0 million and also recognized an impairment charge of $3.7 million, both of which are presented in investment income on the consolidated statements of income.
In November 2016, the FASB issued a standards update aimed at promoting consistency in the classification and presentation of changes in restricted cash on the statement of cash flows. Previously, there was diversity in practice as to whether the change in restricted cash was included in the reconciliation of beginning-of-period and end-of-period total cash amounts shown on the statements of cash flows. The amendments require that statements of cash flows explain the change during the period in the total of cash, cash equivalents, as well as amounts described as restricted cash on the consolidated balance sheets. This guidance was adopted on January 1, 2018 using the retrospective approach. The statements of cash flows show an increase in cash balances of $1,123.7 million for the nine months ended September 30, 2018 and a decrease in cash balances of $277.0 million for the nine months ended September 30, 2017.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Service cost recognized in compensation and benefits expense	$4.7	$4.6	$14.3	$14.0
Other components of pension expense recognized in other non-operating income (expense)	(2.2)	(0.3)	(6.7)	(1.0)
Total net pension expense	$2.5	$4.3	$7.6	$13.0
In February 2018, the FASB issued guidance that gives entities the option to reclassify to retained earnings the tax effects related to items in accumulated other comprehensive income (AOCI) that were previously stranded within AOCI as a result of applying the Tax Cuts and Jobs Act (2017 Tax Act). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the change in federal tax rate for all items accounted for within AOCI. Entities can also elect to reclassify other stranded tax effects that relate to the 2017 Tax Act but do not directly relate to the change in federal tax rate. Tax effects that are stranded in AOCI for other reasons may not be reclassified. These amendments should be applied either in the period of adoption as a cumulative adjustment to the opening balance of retained earnings or retrospectively to each period in which the effect of the 2017 Tax Act is recognized. This guidance is effective for entities with fiscal years beginning after December 15, 2018. The company early adopted this guidance as of January 1, 2018, resulting in an adjustment of $3.8 million to reduce beginning retained earnings and increase AOCI. Tax effects from previously stranded items are released from AOCI when the entire portfolio of similar items is liquidated.
In August 2018, the FASB issued a standards update that modifies the disclosure requirements for fair value measurements of financial and nonfinancial assets and liabilities. Under the new guidance, entities must disclose the changes in unrealized gains and losses for the period reported in AOCI for recurring level 3 fair value measurements held at the end of the reporting period. In addition, entities must provide the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. Entities are no longer required to disclose the amount of and reasons for transfers between level 1 and level 2 of the fair value hierarchy, as well as the valuation processes for level 3 fair value measurements. This standards update is effective for reporting periods beginning in 2020, with early adoption permitted for the eliminated or modified disclosure requirements. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements should be applied prospectively for only the most recent reporting period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The company has early adopted the disclosure requirements from this standards update in the third quarter of 2018.
Recently Issued Accounting Pronouncements. In February 2016, the FASB issued a standards update that requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. The guidance for lessors is largely unchanged from current accounting rules. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current accounting standards, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is on course to comply with the guidance by the effective date as the project team has completed the contract review phase. Adoption of the guidance in 2019 will result in the gross-up of the consolidated balance sheets to reflect the present value of the lease payments over the lease term and offsetting lease asset. Presentation of lease expense and the pattern of expense recognition on the consolidated statements of income are expected to remain materially consistent with existing lease accounting guidance.
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
In August 2018, the Securities and Exchange Commission (SEC) released guidance aimed at expanding certain disclosures while also eliminating outdated or duplicative disclosure requirements. Specifically, the guidance amends the interim financial statement requirements to require a reconciliation of changes in shareholders' equity in the notes or as a separate statement. This statement should reconcile the beginning balance to the ending balance of each component of shareholders' equity for each period where an income statement is required. As a result, entities will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in quarterly filings. The guidance is effective for quarterly filings beginning on November 5, 2018. In light of the timing of effectiveness of the guidance and proximity of effectiveness to the filing date for most filers' quarterly reports, the SEC would not object if the first presentation of the changes in shareholders' equity is included in its Form 10-Q for the quarter that begins after the effective date of the guidance. The company expects that adoption of this guidance will result in reduced redundancy of certain disclosures within management's discussion & analysis and the notes to the financial statements, as well as expanded disclosure within the consolidated statements of equity.
In August 2018, the FASB issued a standards update that modifies the disclosure requirements for employers that sponsor defined pension or other postretirement plans. The guidance clarifies certain existing disclosures and expands the requirements for others. Disclosures that are not considered cost beneficial are removed by the update. Also, there is a new disclosure requirement to include an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This guidance is effective for reporting periods beginning in 2021. Early adoption is permitted. The company plans to update the disclosures for these changes upon adoption of the guidance in 2021.
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
Access and communication fees. Access and communication fees are charges to members and clearing firms that utilize various telecommunications networks and communications services. Fees for these services are generally billed monthly. These services are performed over time and revenue is recognized on a monthly basis as the customers receive and consume the benefit of the services.
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
The following table represents a disaggregation of revenue from contracts with customers for the quarters and nine months ended September 30, 2018 and 2017:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Interest rate	$242.0	$227.0	$869.3	$760.8
Equity	128.0	121.9	480.4	369.6
Foreign exchange	44.2	48.7	144.4	139.0
Agricultural commodity	106.8	108.9	369.3	335.3
Energy	164.5	181.9	548.0	538.2
Metal	54.1	53.0	174.0	148.8
Interest rate swap and credit default swap	12.9	14.8	46.8	48.5
Total clearing and transaction fees	752.5	756.2	2,632.2	2,340.2
Market data and information services	110.7	96.9	319.4	289.8
Access and communication fees	26.2	25.7	78.4	74.9
Other	14.8	12.0	42.8	39.8
Total revenues	$904.2	$890.8	$3,072.8	$2,744.7

Timing of Revenue Recognition
Services transferred at a point in time	741.8	743.9	2,590.2	2,296.2
Services transferred over time	160.3	144.2	475.8	439.5
One-time charges and miscellaneous revenues	2.1	2.7	6.8	9.0
Total revenues	$904.2	$890.8	$3,072.8	$2,744.7
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. For annual licenses and upfront fee arrangements, the company generally bills customers upon contract execution. These payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the nine months ended September 30, 2018 were not materially impacted by any other factors. The balance of contract liabilities was $19.4 million and $3.9 million as of September 30, 2018 and December 31, 2017, respectively.

4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. At September 30, 2018, CME maintained $27.7 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
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
For CME's cleared-only interest rate swap contracts, the maximum exposure related to CME's guarantee would be one full day of changes in fair value of all open positions, before considering CME's ability to access defaulting clearing firms' collateral. CME exited the credit default swap clearing business in March 2018.
During the first nine months of 2018, the clearing house transferred an average of approximately $3.1 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2018.
5. Intangible Assets
Intangible assets consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$2,828.8	$(1,011.6)	$1,817.2	$2,838.8	$(943.7)	$1,895.1
Technology-related intellectual property	22.4	(22.4)	—	29.4	(29.4)	—
Other	2.4	(1.2)	1.2	2.4	(1.2)	1.2
Total amortizable intangible assets	$2,853.6	$(1,035.2)	1,818.4	$2,870.6	$(974.3)	1,896.3

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$2,268.4			$2,346.3
Trading products (1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $23.7 million and $23.8 million for the quarters ended September 30, 2018 and 2017, respectively. Total amortization expense for intangible assets was $71.0 million and $71.8 million for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2018	$23.5
2019	94.2
2020	94.2
2021	94.2
2022	94.2
2023	94.2
Thereafter	1,323.9
6. Debt
In June 2018, the company completed offerings of $500.0 million of 3.75% fixed rate notes due June 2028 and $700.0 million of 4.15% fixed rate notes due June 2048. The company used the net proceeds from the offering, together with cash on hand, to finance the cash consideration for the acquisition of NEX Group plc (NEX) in November 2018.
Long-term debt consisted of the following at September 30, 2018 and December 31, 2017:

(in millions)	September 30, 2018	December 31, 2017
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$746.6	$746.0
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	745.4	744.9
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	495.8	—
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	742.4	742.2
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	689.4	—
Total long-term debt	$3,419.6	$2,233.1

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

Long-term debt maturities, at par value, were as follows at September 30, 2018:

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
In 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc. filed suit in federal court alleging that CBOT and CME violated the antitrust laws and tortuously interfered with the business relationship and contract between

Eurex U.S. and The Clearing Corporation. On October 31, 2018, the Court granted CBOT's and CME's motion for summary judgment and dismissed the case in its entirety.
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
No accrual was required for legal and regulatory matters as none were probable and estimable as of September 30, 2018 and December 31, 2017.
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
8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2019. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable, standby letters of credit. At September 30, 2018, CME was contingently liable to SGX on letters of credit totaling $285.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2018.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2018.

9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2017	$0.6	$(36.1)	$58.0	$(8.2)	$14.3
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.9)	1.7	—	(0.8)	—
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	2.0	(0.9)	—	1.0
Income tax benefit (expense)	0.3	(0.9)	0.2	—	(0.4)
Net current period other comprehensive income (loss)	(0.7)	2.8	(0.7)	(0.8)	0.6
Impact of adoption of standards update on tax effects related to accumulated other comprehensive income	0.1	(8.2)	11.9	—	3.8
Balance at September 30, 2018	$—	$(41.5)	$69.2	$(9.0)	$18.7

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2016	$(19.5)	$(37.8)	$58.9	$(15.7)	$(14.1)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	30.1	0.5	—	10.3	40.9
Amounts reclassified from accumulated other comprehensive income (loss)	(89.1)	2.1	(0.9)	—	(87.9)
Income tax benefit (expense)	77.7	(1.9)	0.3	(2.9)	73.2
Net current period other comprehensive income (loss)	18.7	0.7	(0.6)	7.4	26.2
Balance at September 30, 2017	$(0.8)	$(37.1)	$58.3	$(8.3)	$12.1
10. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes:

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
Level 1 assets generally include investments in publicly traded mutual funds, equity securities and corporate debt securities with quoted market prices. In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities.
Level 2 assets and liabilities generally consist of asset-backed securities, privately-held equity investments and long-term debt notes. Asset-backed securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings. The fair values of the equity investments were based on quoted market prices for similar assets and long-term debt notes were based on quoted market prices in an inactive market.
Level 3 liabilities include a foreign exchange forward contract. The company is using the foreign exchange forward contract to mitigate certain exposure to foreign exchange rate fluctuation related to the acquisition of NEX. The forward contract was measured at fair value based on assumptions made by management regarding expectations on the settlement date as well as directly observable market inputs, including GBP forward rates, spot rates and discount factors. Significant changes in these observable inputs may have a material impact on the fair value of the forward contract as these amounts affect the timing and extent of cash flows under the contract. Changes to the settlement date assumption do not have a material impact on the fair value of the forward contract. Under the valuation model, the estimated fair values ranged from $21.3 million to $24.8 million, depending on assumptions used. Changes in fair value of this contract were recognized within other non-operating income (expense) on the consolidated statements of income. Level 3 assets also include certain intangible assets, fixed assets and privately-held equity investments that were impaired.
Recurring Fair Value Measurements. Financial assets and liabilities recorded in the consolidated balance sheet as of September 30, 2018 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	September 30, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$18.4	$—	$—	$18.4
Mutual funds	64.0	—	—	64.0
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	82.5	0.3	—	82.8
Total Assets at Fair Value	$82.5	$0.3	$—	$82.8

Liabilities at Fair Value:
Foreign exchange forward contract	$—	$—	$21.4	$21.4
Total Liabilities at Fair Value	$—	$—	$21.4	$21.4
The following is a reconciliation of the level 3 liability valued at fair value on a recurring basis during the first nine months of 2018:

(in millions)	Forward Contract
Fair value of liability at December 31, 2017	$—
Unrealized losses included in other non-operating (income) expense	21.4
Fair Value of Liability at September 30, 2018	$21.4
Non-Recurring Fair Value Measurements. During the second quarter of 2018, the company recognized mark-to-market increases in fair value of $70.0 million related to certain privately-held equity investments based on observable market price changes for an identical or similar investment of the same issuer. The fair values of these investments totaled $75.4 million and were considered level 2 and nonrecurring.
During the third quarter of 2018, the company recognized impairment charges totaling $9.5 million on the intangible assets and certain fixed assets related to our operations of Pivot, Inc. The fair value of the intangible assets and the fixed assets were estimated to be zero at September 30, 2018. During the third quarter of 2018, the company also recognized impairment charges of $3.7 million related to one of its privately-held equity investments. The fair value of the investment was estimated to be zero at September 30, 2018. Both assessments were based on qualitative indications of impairment. The fair values of the intangible assets, fixed assets and privately-held equity investment are considered level 3 and non-recurring.

Fair Values of Long-Term Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values, which are classified as level 2 under the fair value hierarchy, were estimated using quoted market prices. At September 30, 2018, the fair values were as follows:

(in millions)	Fair Value
$750.0 million fixed rate notes due September 2022, stated rate of 3.00%	$739.5
$750.0 million fixed rate notes due March 2025, stated rate of 3.00%	722.0
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	500.9
$750.0 million fixed rate notes due September 2043, stated rate of 5.30%	875.5
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	698.5
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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Restricted stock and performance shares	335	438	337	438
Total	335	438	337	438
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income (in millions)	$411.8	$308.6	$1,576.7	$1,124.2
Weighted Average Number of Common Shares (in thousands):
Basic	339,586	338,771	339,453	338,557
Effect of stock options, restricted stock and performance shares	1,449	1,558	1,454	1,557
Diluted	341,035	340,329	340,907	340,114
Earnings per Common Share:
Basic	$1.21	$0.91	$4.64	$3.32
Diluted	1.21	0.91	4.62	3.31
12. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events except as noted below:
The company closed its acquisition of NEX on November 2, 2018 in a transaction valued at £11.28 per share (based on CME Group’s Class A common stock closing price of $183.75 per share and the exchange rate of US$1.30:£1), consisting of 500 pence in cash and 0.0444 CME Group shares. The total equity value of the transaction is approximately $5.6 billion. Approximately $1.6 billion of the cash consideration portion of the purchase price was paid from restricted cash as presented within other current assets on the consolidated balance sheets. The remainder of cash consideration was funded through issuances of commercial paper and by cash on hand.

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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2018	2017	Change	2018	2017	Change
Total revenues	$904.2	$890.8	1%	$3,072.8	$2,744.7	12%
Total expenses	354.3	323.2	10	1,115.1	971.0	15
Operating margin	60.8%	63.7%		63.7%	64.6%
Non-operating income (expense)	$11.9	$39.7	(70)	$149.6	$177.9	(16)
Effective tax rate	26.7%	49.2%		25.2%	42.4%
Net income	$411.8	$308.6	34	$1,576.7	$1,124.2	40
Diluted earnings per common share	1.21	0.91	33	4.62	3.31	40
Cash flows from operating activities				1,930.4	1,290.7	50
Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Clearing and transaction fees	$752.5	$756.2	—	$2,632.2	$2,340.2	12%
Market data and information services	110.7	96.9	14%	319.4	289.8	10
Access and communication fees	26.2	25.7	2	78.4	74.9	5
Other	14.8	12.0	23	42.8	39.8	8
Total Revenues	$904.2	$890.8	1	$3,072.8	$2,744.7	12
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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Total contract volume (in millions)	981.8	989.3	(1)%	3,511.2	3,085.9	14%
Clearing and transaction fees (in millions)	$739.7	$741.2	—	$2,585.3	$2,292.0	13
Average rate per contract	$0.753	$0.749	1	$0.736	$0.743	(1)

We estimate the following net change in clearing and transaction fees based on changes in total contract volumes and changes in average rate per contract for futures and options during the third quarter and first nine months of 2018 when compared with the same periods in 2017.

(in millions)	Quarter Ended	Nine Months Ended
Increase (decrease) due to changes in total contract volumes	$(5.7)	$313.1
Increase (decrease) due to changes in average rate per contract	4.2	(19.8)
Net increase (decrease) in clearing and transaction fees	$(1.5)	$293.3
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

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2018	2017	Change	2018	2017	Change
Average Daily Volume by Product Line:
Interest rate	7,798	7,424	5%	9,622	8,263	16%
Equity	2,671	2,624	2	3,275	2,698	21
Foreign exchange	944	971	(3)	1,026	915	12
Agricultural commodity	1,349	1,381	(2)	1,559	1,378	13
Energy	2,199	2,693	(18)	2,526	2,608	(3)
Metal	623	611	2	669	552	21
Aggregate average daily volume	15,584	15,704	(1)	18,677	16,414	14
Average Daily Volume by Venue:
Electronic	14,082	14,264	(1)	16,808	14,596	15
Open outcry	938	889	6	1,182	1,120	6
Privately negotiated	564	551	2	687	698	(2)
Aggregate average daily volume	15,584	15,704	(1)	18,677	16,414	14
Electronic Volume as a Percentage of Total Volume	90%	91%		90%	89%
Overall market volatility was high throughout the first half of 2018 due to uncertainty surrounding the Federal Reserve's interest rate policy. The Federal Open Markets Committee (FOMC) raised the federal funds rate three times in 2018, which we believe led to volatility across multiple asset classes. Market volatility was also caused by uncertainty regarding United States' trade policies and the potential for changes in tariff rates as well as the anticipation of increased United States' government spending and the potential for future inflation. However, in the third quarter of 2018, overall market volatility subsided relative to periods of very high volatility earlier in the year as market uncertainty tapered. We believe these factors contributed to volume remaining relatively flat in the third quarter of 2018 and the increase in volume in the first nine months of 2018 when compared with the same periods in 2017.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2018	2017	Change	2018	2017	Change
Eurodollar futures and options:
Front 8 futures	1,566	1,495	5%	2,087	1,795	16%
Back 32 futures	567	702	(19)	834	792	5
Options	1,081	1,066	1	1,425	1,379	3
U.S. Treasury futures and options:
10-Year	1,974	1,902	4	2,254	1,921	17
5-Year	1,062	925	15	1,221	1,004	22
2-Year	446	370	21	535	378	42
Treasury bond	422	386	9	451	379	19
Federal Funds futures and options	164	159	3	241	209	15
In the third quarter and first nine months of 2018 when compared with the same periods in 2017, we believe overall interest rate contract volumes increased due to volatility caused by continued uncertainty surrounding future interest rate hikes by the Federal Reserve, including volatility caused by three federal funds rate increases by the FOMC in 2018. We also believe the increases in contract volumes were due to volatility caused by increased issuance of U.S. Treasury bills by the U.S. Department of Treasury. Although it tapered in the third quarter, there was also additional volatility throughout much of 2018 caused by heightened uncertainty surrounding the United States' foreign trade policies, future rates of inflation and the potential for increased government spending. Back 32 futures volume decreased in the third quarter of 2018 when compared with the same period in 2017 as market participants shifted their focus to certain short-term interest rate products.
Equity Products
The following table summarizes average daily contract volume for our key equity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2018	2017	Change	2018	2017	Change
E-mini S&P 500 futures and options	1,861	1,968	(5)%	2,323	2,111	10%
E-mini NASDAQ 100 futures and options	396	328	21	435	282	54
Equity contract volume remained relatively flat in the third quarter of 2018 when compared with the same period in 2017 due to overall lower market volatility relative to early 2018. We believe the decrease in volatility was due to market uncertainty subsiding as well as fewer market-moving geopolitical and economic events in the third quarter of 2018.

The increase in equity contract volume in the first nine months of 2018 compared with the same period in 2017 was largely attributable to higher market volatility, as measured by the CBOE Volatility Index and CBOE Nasdaq-100 Volatility Index, in the first half of 2018. We believe the higher volatility was caused by greater uncertainty surrounding the Federal Reserve's interest rate policy and the continued uncertainty surrounding the United States' foreign trade policies.

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2018	2017	Change	2018	2017	Change
Euro	296	239	24%	321	229	40%
Japanese yen	137	173	(21)	158	172	(8)
British pound	137	119	15	143	123	17
Australian dollar	114	105	8	120	97	25
Canadian dollar	82	91	(10)	92	82	12
In the third quarter of 2018, overall foreign exchange contract volumes remained relatively flat compared with the same period in 2017. Volume increased in the first nine months of 2018, when compared with the same period in 2017. Foreign exchange rate volatility was high throughout early 2018 but tapered in the third quarter of 2018, which we believe contributed to the changes in volumes. Euro contract volumes increased due to market uncertainty resulting from differences in monetary policies by the European Central Bank and the Federal Reserve. We believe the increases in British pound contract volumes were attributed to the ongoing uncertainty from the United Kingdom European Union membership referendum as well as the potential for future interest rate hikes. These increases were offset by decreases in Japanese yen contract volumes due to stagnant economic growth for Japan in 2018.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2018	2017	Change	2018	2017	Change
Corn	434	467	(7)%	516	470	10%
Soybean	239	289	(17)	318	279	14
Wheat	249	216	15	269	226	19
In the third quarter of 2018 when compared with the same period in 2017, we believe the slight decrease in agricultural commodity contract volume was attributable to lower volatility in the third quarter of 2018 relative to the same period in 2017 due to more volatile weather patterns in the 2017 growing season.
Agricultural commodity contract volume increased in the first nine months of 2018, when compared with the same period in 2017 due to higher price volatility throughout the first half of 2018. We believe this higher volatility resulted from uncertainty surrounding crop production due to drought conditions in both South America and Australia. In addition, we believe the overall increase in agricultural commodity contract volume was also attributable to volatility caused by concern surrounding the United States' foreign trade policies.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2018	2017	Change	2018	2017	Change
WTI crude oil	1,195	1,616	(26)%	1,443	1,476	(2)%
Natural gas	517	521	(1)	554	567	(2)
Refined products	381	431	(12)	403	402	—
In the third quarter and first nine months of 2018 when compared with the same periods in 2017, we believe overall energy contract volumes decreased largely due to declines in crude oil volumes caused by lower price volatility. We believe the low volatility was the result of stability within the crude oil markets as supply was meeting global demand. In addition, there was high volatility in 2017 caused by a shift in crude oil supplies as United States crude oil production rose following the Organization of Petroleum Exporting Countries' decision to cut oil supplies in the fourth quarter of 2016.

Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2018	2017	Change	2018	2017	Change
Gold	358	368	(3)%	392	324	21%
Copper	138	112	24	140	103	36
Silver	97	105	(8)	107	98	9
Overall metals contract volumes remained relatively flat in the third quarter of 2018 and increased in the first nine months of 2018 compared with the same periods in 2017. Market volatility was high in the first half of 2018 resulting in international investors using gold and other precious metals as safe-haven alternative investments to other volatile markets, which we believe contributed to the overall increase in volume in the first nine months of 2018. Metal volume growth slowed in the third quarter of 2018 as market volatility and uncertainty subsided.
Average Rate per Contract
The average rate per contract increased slightly in the third quarter of 2018 when compared with the same period in 2017. The increase was largely due to lower tier-based incentives.The increase in the average rate per contract was partially offset by a shift in product mix. Energy contract volume decreased by 3 percentage points as a percentage of total volume, while interest rate and equity contract volumes increased by 3 percentage points. In general, energy products have a higher rate per contract compared with interest rate and equity contracts.
The average rate per contract decreased slightly in the first nine months of 2018 when compared with the same period in 2017 largely due to a shift in product mix. Energy contract volume decreased by 2 percentage points as a percentage of total volume, while interest rate and equity contract volumes increased by a combined 2 percentage points. This decrease was partially offset by lower tier-based incentives.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 12% and another firm represented 11% of our clearing and transaction fees in the first nine months of 2018. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The increases in market data and information services revenues in the third quarter and first nine months of 2018 when compared with the same periods in 2017 were attributable to an increase in fees for basic real-time market data service to $105 per month from $85 per month beginning in the second quarter of 2018. The increases were partially offset by modest declines in screen counts due to cost-cutting initiatives at member firms.
The two largest resellers of our market data represented approximately 43% of our market data and information services revenue in the first nine months of 2018. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.

Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Compensation and benefits	$144.9	$141.7	2%	$448.4	$424.0	6%
Communications	6.5	6.1	8	18.3	18.4	—
Technology support services	18.2	19.3	(6)	57.1	56.2	2
Professional fees and outside services	31.3	25.8	21	105.8	83.0	27
Amortization of purchased intangibles	23.7	23.8	(1)	71.0	71.8	(1)
Depreciation and amortization	30.2	26.9	12	85.8	85.1	1
Occupancy and building operations	21.0	19.8	7	61.2	59.1	4
Licensing and other fee agreements	33.4	41.5	(20)	122.8	108.2	13
Other	45.1	18.3	148	144.7	65.2	122
Total Expenses	$354.3	$323.2	10	$1,115.1	$971.0	15
Operating expenses increased by $31.1 million and $144.1 million in the third quarter and first nine months of 2018 when compared with the same periods in 2017. The following table shows the estimated impacts of key factors resulting in the changes in operating expenses:

	Quarter Ended, September 30, 2018		Nine Months Ended, September 30, 2018
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Foreign currency exchange rate fluctuation	$18.5	6%	$74.5	8%
Professional fees and outside services	5.5	2	22.8	2
Licensing and other fee agreements	(8.1)	(2)	14.6	2
Salaries, benefits and employer taxes	2.8	1	12.8	1
Intangible and fixed asset impairments	9.5	3	9.5	1
Bonus	(1.3)	—	9.5	1
Share-based compensation	1.5	—	7.9	1
Other expenses, net	2.7	1	(7.5)	(1)
Total increases	$31.1	10%	$144.1	15%
Increases in operating expenses in the third quarter and first nine months of 2018 when compared with the same periods in 2017 were as follows:

•
In the third quarter of 2018, we recognized a net loss of $15.6 million primarily due to the decline in the British pound versus U.S. dollar exchange rate on $1.6 billion of restricted cash held for the acquisition of NEX Group plc (NEX), which is denominated in British pounds, compared with a net gain of $2.9 million on favorable changes in exchange rates on foreign cash balances in the third quarter of 2017. In the first nine months of 2018, we recognized a net loss of $64.5 million, compared to a net gain of $10.0 million in the first nine months of 2017. Gains and losses from exchange rate fluctuations result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies.

•
Professional fees and outside service expenses increased compared with the same periods in 2017, largely due to higher fees incurred in 2018 as a result of our transaction with NEX and the Eurex litigation.

•
Licensing and other fee agreements expense increased during the first nine months of 2018 due to higher fees related to revenue sharing agreements for certain equity contracts due to an increase in volume and an increase in license rates for certain products.

•	Compensation and benefit expenses increased as a result of higher average headcount primarily in our international locations as well as normal cost of living adjustments.

•
In the third quarter of 2018, we recognized impairment charges of $9.5 million on intangible assets and certain fixed assets due to our intention to cease offering instant messaging services associated with the Pivot, Inc. operations. These charges contributed to increases in other expenses and depreciation and amortization expense during the third quarter of 2018 and the first nine months of 2018.

•	Bonus expense increased year-over-year due to improved performance relative to our cash earnings target in 2018 when compared with 2017 performance relative to our 2017 cash earnings target.
The decrease in operating expenses in the third quarter of 2018 when compared with the same period in 2017 was as follows:

•	In the third quarter of 2017, we recognized licensing and other fee agreements expense for incentives payments made to facilitate the acquisition of the Russell contract.
Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2018	2017	Change	2018	2017	Change
Investment income	$161.5	$139.9	15%	$559.8	$391.2	43%
Interest and other borrowing costs	(45.0)	(29.1)	55	(108.2)	(87.9)	23
Equity in net earnings (losses) of unconsolidated subsidiaries	37.1	33.9	10	113.6	96.5	18
Other non-operating income (expense)	(141.7)	(105.0)	35	(415.6)	(221.9)	87
Total Non-Operating	$11.9	$39.7	(70)	$149.6	$177.9	(16)
Investment income increased in the third quarter and first nine months of 2018, when compared with the same periods in 2017, largely due to increases in earnings from cash performance bond and guaranty fund contributions that are reinvested, which resulted primarily from higher rates of interest earned in the cash account at the Federal Reserve Bank of Chicago. In addition, we recognized net realized and unrealized gains of $85.9 million on certain privately-held equity investments in the first nine months of 2018, including a net loss of $3.4 million in the third quarter of 2018. During 2017, we recognized a net gain of $86.5 million on the sale of our remaining ownership interest in BM&FBOVESPA, S.A. (BM&FBOVESPA) in the first quarter and a net gain of $2.0 million on the sale of our shares of Bolsa Mexicana de Valores, S.A.B de C.V. in the third quarter.
Higher income generated from our S&P/Dow Jones Indices LLC business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries in the third quarter and first nine months of 2018 when compared with the same periods in 2017.
We recognized higher expenses in the third quarter and first nine months of 2018 when compared with the same periods in 2017 related to the distribution of interest earned on performance bond collateral reinvestment to the clearing firms. In the third quarter and first nine months of 2018, we also recognized losses of $14.5 million and $51.4 million, respectively, on our foreign exchange option and forward contracts used to mitigate certain exposure to foreign exchange rate fluctuation on the anticipated currency required to facilitate the NEX transaction. These expenses are included in other non-operating income (expense) on the consolidated statements of income.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2018	2017
Quarter ended September 30	26.7%	49.2%
Nine months ended September 30	25.2%	42.4%
The overall decreases in the effective tax rates in the third quarter and first nine months of 2018 were primarily due to a reduction in the federal statutory rate from 35% to 21% on January 1, 2018. In the third quarter of 2017, we recognized deferred tax expense for the remeasurement of deferred tax positions resulting from an increase in the Illinois corporate state income tax rate. Also, in the first quarter of 2017, income tax expense was recognized pursuant to the sale of the remaining BM&FBOVESPA shares.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first nine months of 2018 when compared with the same period in 2017. The increase in net cash provided by operating activities was largely attributable to the increase in trading volume as well as lower overall tax payments due to the reduction in the federal tax rate. The increase is also due to higher investment income related to our reinvestment of cash performance bonds and guaranty fund collateral, net of the distribution of interest earned to the clearing firms. Net cash provided by investing activities decreased in the first nine months of 2018 when compared with the same period of 2017. In the first quarter of 2017, we received proceeds from our sale of BM&FBOVESPA shares. Cash used in financing activities was lower in the first nine months of 2018 when compared with the same period in 2017 due to proceeds received from the debt offering in the second quarter of 2018. The company used the net proceeds from the offering, together with cash on hand, to finance the cash consideration for the acquisition of NEX.
Debt Instruments. The following table summarizes our debt outstanding at September 30, 2018:

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

In June 2018, we completed offerings of $500.0 million of 3.75% fixed rate notes due June 2028 and $700.0 million of 4.15% fixed rate notes due June 2048. We used the net proceeds from the offering, together with cash on hand, to finance the cash consideration for the acquisition of NEX.
We maintain a $2.3 billion multi-currency revolving senior credit facility with various financial institutions, which matures in November 2022. The proceeds from this facility can be used for general corporate purposes, which includes providing liquidity for our clearing house in certain circumstances at CME Group's discretion and, if necessary, for maturities of commercial paper. As long as we are not in default under this facility, we have the option to increase it up to $3.0 billion with the consent of the agent and lenders providing the additional funds. This facility is voluntarily pre-payable from time to time without premium or penalty. Under this facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity at September 30, 2017, giving effect to share repurchases made and special dividends paid during the term of the agreements (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings outstanding under this facility. Effective October 1, 2018, the revolving senior credit facility has been increased to $2.4 billion.
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets deposited by defaulting clearing members can be used to collateralize the facility. At September 30, 2018, guaranty funds available to collateralize the facility totaled $7.3 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility. On November 1, 2018, we amended and extended the agreement to include two extension dates, which allow us to terminate or extend the agreement within six or nine months.
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
At September 30, 2018, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At September 30, 2018, we were in compliance with the various financial covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable standby letters of credit. At September 30, 2018, the letters of credit totaled $285.0 million.
The following table summarizes our credit ratings at September 30, 2018:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.4 billion and $1.9 billion at September 30, 2018 and December 31, 2017, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
In March 2018, we announced that we reached an agreement to acquire NEX. The transaction closed on November 2, 2018. As of September 30, 2018, $1.6 billion of cash has been restricted related to the transaction with NEX. In conjunction with the transaction, we also purchased a foreign exchange forward contract to mitigate certain exposure to foreign exchange rate fluctuation on anticipated currency required to facilitate the acquisition. The foreign exchange forward contract has a notional value of £670 million and expires in April 2019. We recognized a loss of $21.4 million within other non-operating income (expense) on the consolidated statements of income in the first nine months of 2018 related to the forward contract. In the first quarter of 2018, we also purchased a foreign exchange option contract to mitigate certain exposure to foreign exchange rate fluctuation on anticipated currency required to facilitate the acquisition. The foreign exchange option had a notional value of £1.6 billion and expired in July 2018. We recognized a loss of $30.0 million in other non-operating income (expense) in the second quarter of 2018 related to the option contract. In connection with the acquisition, we maintained a 364-day bridge credit agreement with total commitments of approximately £0.7 billion. The proceeds from this bridge facility could only be used to fund the cash payment of the acquisition.
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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31	—	$—	—	$—
August 1 to August 31	—	—	—	—
September 1 to September 30	117,920	173.15	—	—
Total	117,920	$173.15	—

(1)	Shares purchased consist of an aggregate of 117,920 shares of Class A common stock surrendered in the third quarter of 2018 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.	EXHIBITS

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: November 2, 2018	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance