Form 10-K
period 2018-12-31
CME GROUP INC.
filed 2019-02-28
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018, was approximately $55.4 billion (based on the closing price per share of CME Group Inc. Class A common stock on the NASDAQ Global Select Market (NASDAQ) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 6, 2019 was as follows: 357,792,873 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the CME Group Inc.’s Proxy Statement for the 2019 Annual Meeting of Shareholders	Part III

CME GROUP INC.
ANNUAL REPORT ON FORM 10-K

PART I
Certain Terms
All references to "options" or "options contracts" in the text of this document refer to options on futures contracts.
Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our website does not constitute a part of this Annual Report on Form 10-K.
Information about Contract Volume and Average Rate per Contract
All amounts regarding contract volume and average rate per contract exclude our interest rate swaps and credit default swaps as well as volume data for NEX unless otherwise noted. In March 2018, we exited the credit default swaps business.
Trademark Information
CME Group, the Globe logo, CME, Chicago Mercantile Exchange, Globex, and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. COMEX is a trademark of Commodity Exchange, Inc. NEX, BrokerTec, EBS, TriOptima, and Traiana are trademarks of various entities that were under NEX Group plc (NEX), all of which are now owned by CME Group. Dow Jones, Dow Jones Industrial Average, S&P 500 and S&P are service and/or trademarks of Dow Jones Trademark Holdings LLC, Standard & Poor's Financial Services LLC and S&P/Dow Jones Indices LLC, as the case may be, and have been licensed for use by Chicago Mercantile Exchange Inc. All other trademarks are the property of their respective owners.
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

•	our ability to adjust our fixed costs and expenses if our revenues decline;

•	our ability to maintain existing customers, develop strategic relationships and attract new customers;

•	our ability to expand and globally offer our products and services;

•
changes in regulations, including the impact of any changes in laws or government policy with respect to our products or services or our industry, such as any changes to regulations and policies that require increased financial and operational resources from us or our customers;

•	the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;

•	decreases in revenue from our market data as a result of decreased demand or changes to regulations in various jurisdictions;

•
changes in our rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure;

•
the ability of our credit and liquidity risk management practices to adequately protect us from the credit risks of clearing members and other counterparties, and to satisfy the margin and liquidity requirements associated with the BrokerTec matched principal business;

•
the ability of our compliance and risk management methods to effectively monitor and manage our risks, including our ability to prevent errors and misconduct and protect our infrastructure against security breaches and misappropriation of our intellectual property assets;

•
volatility in commodity, equity and fixed income prices, and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indices, fixed income instruments and foreign exchange rates;

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

•
our ability to manage the risks, control the costs and achieve the synergies associated with our strategy for acquisitions, investments and alliances, including those associated with the acquisition of NEX;

•	our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

•	industry and customer consolidation;

•	decreases in trading and clearing activity;

•	the imposition of a transaction tax or user fee on futures and options on futures transactions and/or repeal of the 60/40 tax treatment of such transactions;

•	our ability to maintain our reputation; and

•	the unfavorable resolution of material legal proceedings.
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of this Report beginning on page 13.

ITEM 1.	BUSINESS

CME Group enables clients to trade futures, options, cash and over-the-counter (OTC) markets, optimize portfolios, and analyze data — empowering market participants worldwide to efficiently manage risk and capture opportunities.
GENERAL DEVELOPMENT OF BUSINESS
CME was founded in 1898 as a not-for-profit corporation. CME demutualized in 2000, and in 2002 its parent company completed its initial public offering of its Class A common stock (NASDAQ: CME). Our acquisitions include our merger with CBOT Holdings, Inc. in 2007, our acquisition of NYMEX and COMEX in 2008 and our acquisition of NEX Group plc (NEX) in November 2018. Our combination with NEX creates a leading, client-centric, global markets company, generating significant efficiencies across futures, cash and OTC products for market participants seeking to lower their cost of trading and better manage risk. It also will improve our offerings to customers through the complementary combination of CME Group’s exchange-traded derivative products and NEX’s cash and OTC products. It also expands our international footprint and global client base.
Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, and our telephone number is 312-930-1000.
NARRATIVE DESCRIPTION OF BUSINESS
CME Group exchanges offer the widest range of global benchmark products across all major asset classes based on interest rates, equity indexes, foreign exchange (FX), energy, agricultural commodities and metals. The company offers futures and options on futures trading across asset classes through the CME Globex platform, fixed income trading via BrokerTec and FX trading on the EBS platform. In addition, it operates one of the world’s leading central counterparty clearing providers, CME Clearing. With a range of pre- and post-trade products and services underpinning the entire lifecycle of a trade, CME Group also offers optimization, reconciliation and processing services through TriOptima and Traiana.
Derivatives Exchange Business: Through our derivatives exchanges and clearing house, we offer the widest range of global benchmark products across all major asset classes. We believe our customers choose to trade on our centralized market due to its liquidity, price transparency and technological capabilities. Market liquidity — or the ability of a market to absorb the execution of large purchases or sales quickly and efficiently, whereby the market recovers quickly following the execution of large orders — is key to attracting customers and contributing to a market's success. Our CME Group products provide a means for hedging, speculation and asset allocation relating to the risks associated with, among other things, interest rate sensitive instruments, equity ownership, changes in the value of foreign currency and changes in the prices of agricultural, energy and metal commodities.

•	CME's product slate includes agricultural, equities, FX and interest rate products, including contracts for Eurodollars and contracts based on the S&P, NASDAQ-100 and FTSE Russell Indexes.

•
CBOT's product slate consists of agricultural, equities, energy and interest rate products, including contracts for U.S. Treasury futures, corn and other grains and contracts based on the Dow Jones Industrial Index.

•	NYMEX's product slate consists of energy and metals products, including contracts for crude oil, natural gas, heating oil and gasoline.

•	COMEX's product slate consists of metals products, including contracts for gold, silver and copper.
We believe the breadth and diversity of our product lines and the variety of their underlying contracts are beneficial to our overall performance. Our asset classes contain products designed to address differing risk management needs, and customers are able to achieve operational and capital efficiencies by accessing our diverse products through our platforms and our clearing house.
Our CME Group products are traded primarily through CME Globex and other electronic trading platforms, by open outcry auction market in Chicago, and through privately negotiated transactions. We strive to provide the most flexible and scalable platforms to support the operational and capacity needs of the business along with the delivery of innovative technology solutions to the marketplace. Our CME Globex electronic platform is the trading engine for our central limit order book markets and is available on a global basis nearly 24 hours a day throughout the trading week. The CME Globex platform is accessible through a wide variety of vendor-provided and custom-built trading systems that benefit from our open application programming interface approach. For privately negotiated markets, we offer brokers and customers the CME Direct platform for arranging, executing, recording and risk-managing trades. CME Direct includes CME One for mobile access, CME Messenger for instant-message capabilities and CME Straight-Through Processing. CME Straight-Through Processing enables direct connectivity for trade information directly with customer order management and risk management systems and is designed to reduce errors and improve efficiency.

Together, our platforms offer:

•	certainty of execution;

•	vast capabilities to facilitate complex and demanding trading;

•	direct market access;

•	fairness, price transparency and anonymity;

•	convenience and efficiency;

•	connectivity through highly secure, resilient and low-latency network options; and

•	global distribution, including connectivity through high-speed international telecommunications hubs in key financial centers or order routing to our global partner exchanges.
We maintain comprehensive business continuity and disaster recovery plans and facilities to provide nearly continuous availability of our markets in the event of a business disruption or disaster. We also maintain incident and crisis management plans that address responses to disruptive events.
The customer base of our derivatives exchanges includes professional traders, financial institutions, institutional and individual investors, major corporations, manufacturers, producers, governments and central banks. Customers may be members of one or more of our exchanges. Rights to directly access our derivatives markets will depend upon the nature of the customer, such as whether the entity or individual is a member of one of our exchanges or has executed an agreement with us for direct access.
U.S. trading rights and privileges are exchange-specific. Open outcry trading is conducted exclusively by our members. Membership on one of our derivatives exchanges also enables a customer to trade specific products at reduced rates and lower fees. Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. In 2018, 84% of our contract volume was from trades by our members.
CME Clearing Business: Through our clearing house, CME Clearing, which is a division of CME, we provide clearing services for all of our exchange-traded contracts, for certain cleared-only products and for certain contracts traded on other exchanges. Our integrated clearing function is designed to ensure the safety and the soundness of our exchange markets by serving as the counterparty to every trade, becoming the buyer to each seller and the seller to each buyer, and limiting counterparty credit risk. The clearing house is responsible for settling trading accounts, clearing trades, collecting and maintaining performance bond funds, regulating delivery and reporting trading data. CME Clearing marks open positions to market at least twice a day, requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market daily, with the capacity to mark-to-market more frequently as market conditions warrant. The CME ClearPort front-end system provides access to our flexible clearing services for block transactions and swaps. Certain BrokerTec and EBS contracts are cleared at third-party clearing houses.
The majority of clearing and transaction fees received from clearing firms represents charges for trades executed and cleared on behalf of their customers. One firm represented 10% of our clearing and transaction fees revenue for 2018. In the event a clearing firm were to withdraw, our experience indicates that the customer portion of the firm's trading activity would likely transfer to one or more other clearing firms of the exchange.
Cash Markets Business: Our cash markets business is comprised of the BrokerTec and EBS sub-brands, which were acquired as part of NEX in November 2018.

•
BrokerTec is a global electronic platform for the trading of fixed income products, with a leading position in cash U.S. Treasuries, as well as activity in European government bonds and E.U. and U.S. repo fixed income instruments. It facilitates trading principally for banks and non-bank professional trading firms.

•
EBS is a global electronic platform for the trading of FX products. It is a reliable and trusted source of executable firm liquidity across major and emerging market currencies. EBS offers anonymous and disclosed trading venues, which give clients multiple execution and distribution options and the benefit of an established and far-reaching distribution network of liquidity providers and consumers. It also offers execution of non-deliverable forwards through a CFTC-registered Swap Execution Facility.

Optimization Business: Our optimization services, which include the Traiana and TriOptima sub-brands acquired as part of NEX, deliver transaction lifecycle management services to help our clients simplify their workflow, optimize their capital and resources, mitigate their risk, increase efficiency and reduce their operational costs and streamline complex processes.

•	Trade and portfolio management comprises portfolio and margin reconciliation, monitoring pre-trade risk and automating post-trade processing of financial transactions.

•	Financial resource optimization comprises portfolio compression, basis risk mitigation, portfolio balancing and derivative pricing and risk analytics.

•
Analytics delivers data, analytics and workflow tools that enable hedge funds and asset managers to manage their relationships with prime brokers more effectively. These tools provide a complete view of an individual hedge fund's relationships across multiple counterparties, delivering insights on counterparty credit risk, collateral management, portfolio financing and treasury.

•
Regulatory reporting comprises trade and position reporting (including licensed MiFID agent reporting to national regulators and the public), end-to-end multi-regime regulatory reporting, data normalization, enrichment, reconciliation, validation and cross-jurisdictional matching.

Market Data Business: We offer a variety of market data services for the futures, equities, OTC, cash and the cleared swaps markets. Our market data platforms provide real-time and historical market data related to CME Group exchanges and our cash markets business. We also deliver independent market intelligence and pricing information for cash and OTC data to financial market participants using intelligence from our businesses and third parties.
Our Strategic Initiatives
The following is a description of our strategic initiatives:
Maximize Futures and Options on Futures Growth Globally — We continue to focus on driving growth and new customer acquisition, growing, innovating and scaling our core offerings, and increasing participation from non-U.S. customers. We do this by cross-selling our products, expanding the strength of our existing benchmark products, launching new products and services and deepening open interest in our core futures and options on futures offerings. During this decade, our key product launches have included the Ultra U.S. Treasury Bond futures and options and most recently the Ultra 10-Year Treasury futures, short-dated options across asset classes, new base metal products, expanded crude oil grades, Basis Trade at Index Close (BTIC) transactions, S&P Dividend futures, E-mini Russell 1000 and 2000 futures, and a cash-settled bitcoin futures contract. We continued to build traction in key product launches in 2018, including our Secured Overnight Financing Rate (SOFR) futures contracts, Sterling Overnight Index Average (SONIA) futures contracts, CME FX Link, CME Eris Interest Rate Swap Futures and Physical WTI Houston Crude Oil contracts. During 2018, we experienced overall record average daily volume of 19.2 million contracts, along with multiple volume records across our core product portfolio, including interest rates, FX, agricultural commodities and metals. We also had record volume in overall options, with electronic options representing 66% of total options volume in 2018. We continued to deepen liquidity and add diverse participation as evidenced by the growth in large open interest holders with records achieved across several product lines in 2018.
We also continued to expand and diversify our customer base worldwide and offer customers around the world the most broadly diversified portfolio of benchmark products. We believe we have significant opportunity to expand the participation of our non-U.S. customer base in our markets. We are focused on core growth in global markets because we believe that Australia, Asia, Latin America, and other emerging markets will experience significant growth and development of their financial markets. In addition, we continue to expand our presence in major global financial centers (including Europe), grow our business outside the United States and penetrate emerging markets, such as China, South Korea, Brazil and Mexico. In 2018, approximately 25% of our electronic futures and options on futures volume was from transactions reported as outside the United States and approximately 50% of our market data revenue was derived from outside the United States. We also achieved 42% growth in trading volume during Asian trading hours and 29% growth during European trading hours in 2018 compared to the 2017.
We continue to target cross-asset sales across client segments, driving international sales and generating new client participation across all regions. We have a long history of providing customer value and responsiveness and believe our products and services well position us to help our customers adapt and comply with new regulations, while enabling them to efficiently manage their risks. We have a broad distribution network comprised of a combination of internal and external channels and front-end capabilities.
Diversify our Business and Revenues — Our acquisition of NEX strengthens our role in the global market infrastructure, adding complementary cash and OTC businesses and scale to our listed interest rate and FX products, while enabling new efficiencies for the derivatives marketplace. The transaction positions CME Group to take direct advantage of growth in treasury issuance, liquid treasury holdings and the trading of treasury instruments, as well as growing repo activity across geographies. The transaction significantly expands CME Group’s position in the large, and highly fragmented, $5 trillion plus per trading day global FX marketplace, offering both order book trading and relationship trading solutions for customers. The acquisition adds strength in underlying customer marketplaces, especially around regional bank customers and other market participants outside of North America. The acquisition also expands our post-trade services and market data solutions beyond futures and options on futures into cash and OTC offerings.
Our joint venture with S&P Global, Inc., S&P/DJI Indices LLC, combines the world class capabilities of S&P Indices and Dow Jones Indices, and is a significant player in the passive investing including the exchange-traded fund (ETF) industry value chain. As part of the joint venture, we acquired a long-term, ownership-linked, exclusive license to list futures and options on futures based on the S&P 500 Index and certain other S&P indices.
Deliver Unparalleled Capital and Cost Efficiency Solutions — With changing regulatory capital requirements for many of our customers and the need for greater efficiencies, we have added tools to enable customers to build and manage trading and clearing positions in our markets in an efficient manner, including through our acquisition of NEX. With the ongoing implementation of regulatory reform in the United States and in Europe, along with global implementation of Basel III capital requirements on financial institutions, we expect capital efficiencies and centralized clearing to continue to be important for our global client base.

We provide a comprehensive multi-asset class clearing solution to the market for maximum operational ease and the capital efficiency that comes with connecting to our clearing house. Our clearing services offer the ability to optimize collateral and capital efficiencies across portfolios within the clearing house while meeting the heightened regulatory requirements on derivatives. The majority of our clearing volumes and activities are related to our listed futures and options on futures, which also represents the majority of our open interest and collateral held against these positions. We also offer clearing services for interest rate, FX and commodity swaps. In March 2018, we extended block trading to agricultural commodity products through CME ClearPort. Also, in 2018, we extended our OTC clearing solutions to include clearing for the Chilean and Columbian Peso interest rate swaps.

CME Group continues to introduce tools and services to assist customers with portfolio margining. As of December 31, 2018, 45 unique marketplace participants utilized CME Group’s portfolio margining services. In the past few years, we have introduced compression via coupon blending as well as CME CORE, an interactive margin calculator that enables clients to optimize their capital by providing insights on margin requirements prior to trading. We also offer multilateral compression for our cleared swap customers through TriOptima, and we provide trade reporting services in the United States, Europe, Canada and Australia. In 2018, we also introduced a multilateral compression service for our listed equity options.
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
We offer equity index futures and options on key benchmarks, including S&P, NASDAQ, Dow Jones and the FTSE Russell indexes. These products are listed by us subject to license agreements with the applicable owners of the indexes, some of which are exclusive. In connection with our joint venture with S&P Global, Inc., we entered into a new license agreement (S&P License Agreement), which superseded our prior licensing arrangements and was assigned to the joint venture. CME’s license for the S&P 500 Index will be exclusive for futures and options on futures until one year prior to the termination of the S&P License Agreement, and non-exclusive for the last year. The license for the other S&P stock indexes is generally exclusive for futures and options on futures. The term of the S&P License Agreement will continue until the date that is one year after the date that CME Group ceases to own at least five percent (accounting for dilution) of the outstanding joint venture interests. Upon the occurrence of certain events, including certain terminations of the joint venture, the term may be extended up to an additional ten years. CBOT has an exclusive license agreement (Dow Jones License Agreement) with CME Group Index Services LLC (CME Indexes) for certain Dow Jones indexes, which has also been assigned to the joint venture. The initial term of the agreement is through June 30, 2026. Following the initial term, the Dow Jones License Agreement shall automatically renew for renewal terms of five years thereafter so long as there is open interest in any of CBOT’s or its affiliates’ products based on one or more of the Dow Jones licensed indexes. In the event there is no open interest in any such products, then CME Indexes has the ability to terminate the agreement. We also have an exclusive license agreement for certain NASDAQ indexes, which was extended for an additional ten years in 2018 through 2029. In 2015, we entered into an exclusive license agreement with FTSE Russell and launched the E-mini Russell 2000 futures in 2017. We pay the applicable third party per trade fees based on contract volume under the terms of these licensing agreements. A copy of the S&P license arrangement has been filed as a material contract.

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
Please also refer to the discussion below and in the “Risk Factors” section beginning on page 13 for a description of competitive risks and uncertainties.
Competition in our Derivatives Exchange Business
We believe competition in the derivatives business is based on a number of factors, including, among others:

•	brand and reputation;

•	efficient and secure settlement, clearing and support services;

•	depth and liquidity of markets;

•	diversity of product offerings and frequency and quality of new product development and innovative services;

•	ability to position and expand upon existing products to address changing market needs;

•	efficient and seamless customer experience;

•	transparency, reliability, anonymity and security in transaction processing;

•	regulatory environment;

•	connectivity, accessibility, flexibility in execution methods, and distribution;

•	technological capability and innovation; and

•	overall transaction costs.
We believe that we compete favorably with respect to these factors. Our deep, liquid markets; diverse and complementary product offerings; frequency and quality of new product development, and efficient, secure settlement, clearing and support services, distinguish us from others in the industry. We believe that in order to maintain our competitive position, we must continue to expand globally; develop new and innovative products; enhance our technology infrastructure, including its reliability and functionality; maintain liquidity and low transaction costs; continue to strengthen our risk management capabilities and solutions, and implement customer protections designed to ensure the integrity of our market and the confidence of our customers.
We compete in a large financial services trading, clearing and settlement marketplace globally. Our competitors include, among other entities, exchanges such as Intercontinental Exchange, Inc. (ICE), the Hong Kong Exchanges and Clearing Limited, and Deutsche Börse AG. It also includes alternative means of developing exposures through alternative instruments, such as cash, OTC, ETFs, options, warrants, contracts for differences, structured products, and other offerings. New emerging competitors have targeted different segments of our industry, and new technologies may offer alternative products in the future. Competition in our industry continues to be dynamic and recent developments and alliances may result in a growing number of well-capitalized trading service providers that compete with all or a portion of our business.
Competition in our CME Clearing Business
In the past few years, there has been increased competition in the provision of clearing services and we expect competition to continue to increase in connection with compliance with Dodd-Frank, Basel III, MiFID II and other various laws and regulations.

Our competitors in the clearing services space include, among others, companies such as ICE, LCH.Group, the Options Clearing Corporation, Depository Trust & Clearing Corporation and Deutsche Börse AG. In light of the implementation of regulatory requirements and other reforms of the financial services industry, we believe that other exchanges and infrastructure providers also may undertake to provide clearing and other related post-trade services.
We believe competition in clearing services is based on, among other things, the value of providing customers with capital and margin efficiencies; quality and reliability of the services; creditworthiness of the clearing house; timely delivery of the services; reputation; diversity of the service offerings; confidentiality of positions and information security protective measures, and the fees charged for the services provided.
Competition in our Cash Markets Business
The cash markets businesses operate with significant competition across a wide array of venues. In the FX space, the marketplace is highly fragmented, and there is competition from other electronic communication networks, single dealer platforms, bank owned multi-participant platforms, streaming and request for quote services, trading venues tied to data platforms, voice brokers, other broker enabled platforms, and other venues. There is a growing array of platforms, and they are often owned by many well capitalized financial institutions and intermediaries. In the fixed income space, there are also multiple providers of treasury, European and U.S. repo, and European bond trading, and a multitude of competitors and new entrants offering single dealer liquidity, bank owned multi-participant platforms, streaming and request for quote services, and other broker and exchange-enabled platforms.
Competition in our Optimization Services Business
The optimization services business has significant competition across each of the segments in which CME Group operates. There are multiple providers of compression services, reconciliation services, trade processing, analytics, and regulatory reporting services. In addition, there is considerable innovation going on in this business, with new entrants and new technologies being developed to serve customers.
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
Regulatory Matters
Our businesses are either regulated themselves or serving a customer-base that includes regulated institutions or individuals. Developments in the regulatory environment have the potential to significantly affect our businesses. As such, we are subject to extensive regulation primarily in the United States and Europe.
In June 2016, the U.K. held a referendum in which U.K. voters voted in favor of withdrawal from the European Union (Brexit), which continues to create a number of uncertainties for the financial services sector. We intend to establish certain businesses in a European Union jurisdiction, which will allow them to continue to provide services to European Union clients following Brexit. Separately, the European Commission, European Council, and European Parliament are considering legislation, EMIR 2.2, that could make changes to the E.U. equivalence and recognition regime for non-European Union clearing houses, including CME Clearing, as further discussed below.
Please also refer to the discussion below and in the “Risk Factors” section beginning on page 13 for a description of regulatory and legislative risks and uncertainties.
Regulation of our Derivatives Business, CME Clearing and NEX SEF
Our operation of U.S. futures exchanges, CME Clearing and the NEX swap execution facility (SEF) is subject to extensive regulation by the Commodity Futures Trading Commission (CFTC) that requires our regulated subsidiaries to satisfy the requirements of certain core principles relating to the operation and oversight of our markets and our clearing house. The CFTC carries out the regulation of the futures and swaps markets and clearing houses in accordance with the provisions of the Commodity Exchange Act as amended by, among others, the Commodity Futures Modernization Act and Dodd-Frank.
Regulations implementing Dodd-Frank include rules relating to the implementation of mandatory clearing of certain OTC derivatives, swap reporting, operation of a clearing house, anti-manipulation, large trader reporting, product definitions, the definition of an agricultural commodity and certain provisions of the rules applicable to designated contract markets, swap execution facilities and swap data repositories. We continue to believe these regulations provide opportunities for our business, which we continue to explore.

CME has been designated as a systemically important financial market utility and a systemically important derivatives clearing organization. These designations carry with them additional regulatory oversight of certain of our risk-management standards, clearing and settlement activities by the CFTC and the Federal Reserve Board.
In connection with the global offering of our products and clearing services, this business is also subject to the rules and regulations of the local jurisdictions in which we conduct business, including the European Securities and Markets Authority (ESMA) and the United Kingdom Financial Conduct Authority (FCA).
Regulation of our Cash Markets Business
The operation of our BrokerTec platform subjects us to regulation by the Financial Industry Regulatory Authority (FINRA) and the U.S. Securities and Exchange Commission (SEC) as a broker-dealer and alternative trading system operator. It is also subject to regulation by authorities in the European Union as a multilateral trading facility and regulated market and by the applicable regulators in Singapore and Canada. Our EBS business holds various permissions, approvals and exemptions globally, including those that subject certain of its activities to CFTC and FCA oversight.
Regulation of our Optimization Services Business
Certain of our optimization services, which enable clients to mitigate their risk, reduce operational costs, optimize their capital, and fulfill trade reporting obligations, are subject to the Swedish Financial Supervisory Authority, the FCA, CFTC and the National Futures Association, ESMA and the Australian Securities and Investments Commission.
Regulation of our Market Data Business
Our RepoFunds Rate suite of daily benchmarks for the euro, Italy, Germany, France, Spain, The Netherlands and Belgium are subject to the E.U. Benchmarks Regulations, and as such we are considered an approved Benchmark Administrator under the regulation.
Key Areas of Focus
We actively monitor and participate in the domestic and international rulemaking processes for our industry, including providing government testimony, commenting on proposed rulemakings and educating our regulators on potential impacts to the marketplace.
Our key areas of focus in the regulatory environment are:

•
The potential impact of changes to the E.U. equivalence and recognition regime on non-European Union clearing houses and exchanges with customers based in Europe arising from the potential adoption of EMIR 2.2 legislation being considered by the European Commission, European Council, and European Parliament. This legislation, and the implementation of subsidiary regulations once the legislation is adopted, could require us to make changes to how our clearing house operates, subject us to greater regulatory oversight by ESMA and increase costs. A failure of our clearing house to retain its recognition may result in our clearing members and certain customers in Europe being subject to higher capital costs thus creating a disincentive to use our markets. The E.U. equivalence and recognition regime also has the potential to impact the cost and ease or difficulty for certain of NEX’s OTC execution platforms to provide access to customers on a global basis.

•
The adoption and implementation of position limit rules, which could have a significant impact on our commodities business if federal rules for position limit management differ significantly from current exchange-administered rules.

•
Rules respecting capital charges under Basel III with respect to clearing members of central counterparties may have negative implications for the cleared derivatives markets. Additional risks could arise through inconsistent adoption of the Basel III capital charges globally, potentially leading to disparate impacts on our customers.

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

•
The implementation of a transaction tax or user fee in the United States or European Union, or in the State of Illinois, which could discourage institutions and individuals from using our markets or products or encourage them to trade in another less costly jurisdiction. From time to time, the proposed Presidential budget, including the currently proposed budget, has included a proposal to impose a user fee to fund the CFTC. Legislation to impose a financial transaction tax has again been proposed in the Illinois General Assembly, as it has in previous sessions of the General Assembly.

•
The implementation of legislation in the European Union impacting how benchmark index prices are formed, including new requirements for price submitters, price aggregators and markets that list contracts that reference index prices.

•	Concerns that European legislators will prohibit or restrict exclusive licenses for benchmark indexes, which might impact the profitability of several of our most popular contracts.

•
The implementation of rules resulting in negative treatment of the liquidity profile of U.S. Treasury securities, including as qualifying liquidity resources, or any potential limitation on the use of U.S. Treasury securities as collateral could result in increased costs to us and our clearing firms.

•
The potential for further regulation and/or industry changes flowing from the continuing review by the official sector and industry participants of the U.S. Treasury “flash rally” of October 15, 2014 and its implications for clearing and settlement in the U.S. Treasury market.

Employees
As of December 31, 2018, we had approximately 4,590 employees. We consider relations with our employees to be good.
Executive Officers
The following are CME Group's executive officers. Ages are as of February 10, 2019.
Terrence A. Duffy, 60. Mr. Duffy has served as our Chairman and Chief Executive Officer since November 2016. Mr. Duffy previously served as our Executive Chairman and President since 2012 and as Executive Chairman from 2006. Mr. Duffy has been a member of our board of directors since 1995. He also served as President of TDA Trading, Inc. from 1981 to 2002 and has been a member of our CME exchange since 1981.
Kathleen M. Cronin, 55. Ms. Cronin has served as our Senior Managing Director, General Counsel and Corporate Secretary since 2003. Prior to joining us, Ms. Cronin was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom LLP from 1989 through 1995 and from 1997 through 2002. Ms. Cronin also serves as a director of Kemper Corporation.
Sunil Cutinho, 47. Mr. Cutinho has served as President of CME Clearing since September 2014. He joined CME Group in 2002 and since then has held various positions of increasing responsibility within the organization and, most recently served as Managing Director, Deputy Head of CME Clearing from April 2014 through September 2014.
Bryan T. Durkin, 58. Mr. Durkin has served as President since November 2016. Mr. Durkin previously served as Senior Managing Director, Chief Commercial Officer since 2014 and as our Chief Operating Officer since 2007, and also held the title of Managing Director, Products and Services from 2010 to July 2012. Mr. Durkin joined us in connection with the CBOT merger and he previously held a variety of leadership roles with CBOT from 1982 to 2007, most recently as Executive Vice President and Chief Operating Officer.
Julie Holzrichter, 50. Ms. Holzrichter has served as our Senior Managing Director, Chief Operating Officer since September 2014. She previously served as our Senior Managing Director, Global Operations from 2007. Ms. Holzrichter rejoined us in 2006 as our Managing Director, CME Globex Services and Technology Integration. Ms. Holzrichter previously held positions of increasing responsibility in our organization from 1986 to 2003 in trading operations.
Kevin Kometer, 54. Mr. Kometer has served as Senior Managing Director and Chief Information Officer since 2008. He previously served as Managing Director and Deputy Chief Information Officer from 2007 to 2008. Since joining the company most recently in 1998, he has held senior leadership positions in the Technology Division, including Managing Director, Trading Execution Systems and Director, Advanced Technology. Mr. Kometer was also with the company from 1994 to 1996.
Hilda Harris Piell, 51. Ms. Piell has served as Senior Managing Director and Chief Human Resources Officer since 2007. Previously she served as Managing Director and Senior Associate General Counsel, as Director and Associate General Counsel and as Associate Director and Assistant General Counsel since joining us in 2000.
John W. Pietrowicz, 54. Mr. Pietrowicz has served as our Chief Financial Officer since December 2014. Previously, Mr. Pietrowicz served as our Senior Managing Director, Business Development and Corporate Finance since 2010. Mr. Pietrowicz joined us in 2003 and since then has held various positions of increasing responsibility, including Managing Director and Deputy Chief Financial Officer from 2009 to 2010 and Managing Director, Corporate Finance and Treasury from 2006 to 2009. Mr. Pietrowicz also serves as a director of S&P/Dow Jones Indices LLC.
Derek Sammann, 50. Mr. Sammann has served as our Senior Managing Director, Commodities and Options Products since September 2014. He previously served as our Senior Managing Director, Financial Products and Services since 2009 and Global Head of Foreign Exchange Products since joining us in 2006. Prior to joining us, Mr. Sammann served as Managing Director, Global Head of FX Options and Structured Products at Calyon Corporate and Investment Bank in London from 1997 to 2006.

Jack Tobin, 55. Mr. Tobin has served as our Chief Accounting Officer since February 2015. Mr. Tobin most recently served as our Managing Director, Corporate Finance since 2007. Prior to our merger with CBOT Holdings, Mr. Tobin served as the Director, Corporate Finance for CBOT Holdings, Inc. and CBOT from 2002 to 2007. Prior to joining CBOT, Mr. Tobin served as a principal consultant with PricewaterhouseCoopers from 1997 to 2002. Mr. Tobin is a registered certified public accountant.
Sean Tully, 55. Mr. Tully has served as Senior Managing Director, Financial and OTC Products of CME Group since September 2014. He previously served as Senior Managing Director, Interest Rates and OTC Products since February 2014. Previously, he served as Managing Director, Interest Rate and OTC Products since October 2013 and as our Managing Director, Interest Products since joining us in 2011. Before joining the company, Mr. Tully most recently served as Managing Director, Global Head of Fixed Income Trading at WestLB in London.
Julie Winkler, 44. Ms. Winkler has served as our Senior Managing Director, Chief Commercial Officer since December 2016. She previously served as Senior Managing Director, Research and Product Development and Index Services of CME Group since 2014 and as Managing Director, Research and Product Development since 2007. Prior to our merger with CBOT Holdings, Ms. Winkler held positions of increasing responsibility for CBOT Holdings since 1996. Ms. Winkler also serves as a director of S&P/Dow Jones Indices LLC.

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
RISKS RELATING TO OUR INDUSTRY
Our business is subject to the impact of domestic and international market, economic and political conditions that are beyond our control and that could significantly impact our business and make our financial results more volatile.
Our revenue is substantially derived from fees for transactions executed and cleared in our markets. The trading volumes in our markets are directly affected by domestic and international factors that are beyond our control, including:

•	economic, political and geopolitical market conditions;

•	legislative and regulatory changes, including any direct or indirect restrictions on or increased costs associated with trading in our markets;

•	broad trends in the industry and financial markets;

•	changes in price levels, trading volumes and volatility in the derivatives, cash and OTC markets and in underlying equity, foreign exchange, interest rate and commodity markets;

•	shifts in global or regional demand or supply in commodities underlying our products;

•	competition;

•	changes in government monetary policies, especially central bank decisions related to quantitative easing;

•	availability of capital to our market participants and their appetite for risk-taking;

•	levels of assets under management;

•	volatile weather patterns, droughts, natural disasters and other catastrophes;

•	pandemics affecting our customer base or our ability to operate our markets; and

•	consolidation or expansion in our customer base and within our industry.

Any one or more of these factors may contribute to reduced activity in our markets. Historically, periods of heightened uncertainty have tended to increase our trading volume due to increased hedging activity and the increased need to manage the risks associated with, or speculate on, volatility in the U.S. equity markets, fluctuations in interest rates and price changes in the foreign exchange, commodity and other markets. However, as evidenced by our past performance, in the period after a material market disturbance, there may persist extreme uncertainties, which may lead to decreased volume due to factors such as reduced risk exposure, lower interest rates, central bank asset purchase programs and lack of available capital. The shifts in market trading patterns we experienced as a result of the financial crisis of 2008 may or may not recur in the future, and our business will be affected by future economic uncertainties, which may result in decreased trading volume and a more difficult business environment for us. A reduction in overall trading volume or in certain products could render our markets less attractive to market participants as a source of liquidity, which could result in further loss of trading volume and associated transaction-based revenue. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.
We operate in a heavily regulated environment that imposes significant costs and competitive burdens on our business.
We are primarily subject to the jurisdiction of the regulatory agencies in the United States and Europe. As a result of our global operations, we are also subject to the rules and regulations of the local jurisdictions in which we conduct business and offer our products and services.
Due to the global financial crisis that began in 2008, the United States and numerous other governments have undertaken reviews of the legal framework governing financial markets and have either passed new laws and regulations, or are in the process of debating or enacting new laws and regulations that will impact our business. We have incurred and expect to continue to incur significant additional costs to comply with the extensive regulations that apply to our business. Additionally, regulation imposed on financial institutions or market participants generally, such as enhanced capital requirements, may adversely impact their trading activity in our markets. Also, as noted above, EMIR 2.2, the legislation being considered by the European Commission, European Council, and European Parliament, and the implementation of the regulations under this legislation, have the potential to increase our regulatory costs and/or create a disincentive for certain clients to use our products. The EU equivalence and recognition regime also has the potential to impact the cost and ease or difficulty for certain of NEX’s OTC execution platforms to provide access to customers on a global basis.
To the extent the regulatory environment is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.
If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel or other sanctions, including revocation of our designations as a contract market, derivatives clearing organization, swap execution facility or broker-dealer.
Legislation may be proposed, both domestically and internationally, that could add a transaction tax on our products or change the way that our market participants are taxed on the products they trade on our markets. If such proposals were to become law, they could have a negative impact on our industry and on us by making transactions more costly to market participants, which may reduce trading and could make our markets less competitive.
Please see "Item 1 – Business – Regulatory Matters" beginning on page 10 for additional information on our areas of regulatory focus.
We face intense competition from other companies. If we are not able to successfully compete, our business, financial condition and operating results will be materially harmed.
The industry in which we operate is highly competitive and we expect competition to continue to intensify, especially in light of the implementation of Dodd-Frank and other reforms of the financial services industry. We believe portions of Dodd-Frank and the corresponding regulations with respect to mandatory clearing and organized trading provide opportunities for our business. However, other reforms could negatively impact our business and our ability to compete effectively. We encounter competition in all aspects of our business, including from entities having substantially greater capital and resources, offering a wide range of products and services and in some cases operating under a different and possibly less stringent regulatory regime. We face competition from other futures, securities and securities option exchanges; OTC markets; clearing organizations; consortia formed by our members and large industry participants; swap execution facilities; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers, and others. Many of our competitors and potential competitors have greater financial, marketing, technological and personnel resources than we do.
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
The success of our business depends, in part, on our ability to maintain and increase our trading volume in our markets. To do so, we must maintain and expand our product offerings, our customer base and our trade execution and clearing facilities. Our success also depends on our ability to offer competitive prices and services in an increasingly price-sensitive business. For example, some of our competitors have engaged in aggressive pricing strategies in the past, such as lowering the fees that they charge for taking liquidity and increasing liquidity payments or rebates. We cannot provide assurances that we will be able to continue to expand our products and services, that we will be able to retain our current customers or attract new customers or that we will not be required to modify our pricing structure to compete effectively. Changes in our pricing structure may result in a decrease in our profit margin. Additionally, from time to time, certain customers may represent a significant portion of the open interest in our individual product lines or contracts. If we fail to maintain our trading volume; expand our product offerings or execution facilities; or lose a substantial number of our current customers, or a subset of customers representing a significant percentage of trading volume in a particular product line; or are unable to attract new customers, our business and revenues will be adversely affected. Furthermore, declines in trading volume due to loss of customers may negatively impact market liquidity, which could lead to further loss of trading volume.
Our role in the global marketplace places us at greater risk than other public companies for a cyber attack and other cyber security risks. Our technology, our people and those of our third-party service providers may be vulnerable to cyber security threats, which could result in wrongful use of our information or cause interruptions in our operations that cause us to lose customers and trading volume, and result in substantial liabilities. We also could be required to incur significant expense to protect our systems and/or investigate any alleged attack.
We regard the secure transmission of confidential information and the ability to continuously transact and clear on our electronic trading platforms as critical elements of our operations. Our technology, our people and those of our third-party service providers and our customers may be vulnerable to targeted attacks, unauthorized access, fraud, computer viruses, denial of service attacks, terrorism, "ransom" attacks, firewall or encryption failures and other security problems. Criminal groups, political activist groups and nation-state actors have targeted the financial services industry and our role in the global marketplace places us at greater risk than other public companies for a cyber attack and other information security threats. While the company has not experienced cyber incidents that are individually, or in the aggregate, material, the company has experienced cyber attacks of varying degrees in the past. The company has designed its cyber defense program to mitigate such attacks by preventative, detective, and responsive measures. Our usage of mobile and cloud technologies may increase our risk for a cyber attack. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our technology systems and data, or our customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the services we provide that could potentially have an adverse effect on our business, while resulting in regulatory penalties or the imposition of burdensome obligations by regulators. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, including the European Union General Data Protection Regulation that went into effect in May

2018, compliance with those requirements could also result in additional costs and may carry significant penalties for non-compliance.
Additionally, the operation of our technology platforms may place us at greater risk for misappropriation of our intellectual property, and persons who circumvent security measures could wrongfully use or steal our information or cause interruptions or malfunctions in our operations. In the past, we have been the victim of trade secret theft by an employee.
As part of our global information security program, we employ resources to monitor and protect our technology infrastructure and employees against such cyber attacks, including the rapid response to zero-day vulnerabilities, and the potential misappropriation of our intellectual property assets. However, our security measures or those of our third-party providers, including any cloud-based technologies, may prove insufficient depending upon the attack or threat posed. Any security attack or breach could result in system failures and delays, loss of customers and lower trading volume, loss of competitive position, damage to our reputation, disruption of our business, legal liability or regulatory fines, significant costs, which in turn, may cause our revenues and earnings to decline. Though we have insurance against some cyber risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits or are not covered under any of our current insurance policies.
As a financial services provider, we are subject to significant litigation risk and potential commodity and securities law liability.
Many aspects of our business involve substantial litigation risks. While our derivatives exchange and clearing activities generally are protected by our rules limiting liability for system failures and certain forms of negligence and by statutory limits on the ability to bring private causes of actions in cases where we have not acted in bad faith, we could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated and/or direct actions brought by the SEC and the CFTC. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction, that we provided materially false or misleading statements in connection with a transaction or that we failed to effectively fulfill our regulatory oversight responsibilities. We may be subject to disputes regarding the quality of trade execution, the settlement of trades or other matters relating to our services. We may become subject to these claims as a result of failures or malfunctions of our systems and services we provide. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us could have a material adverse effect on our business and our reputation. To the extent we are found to have failed to fulfill our regulatory obligations, we could lose our authorizations or licenses or become subject to conditions that could make future operations more costly and impair our profitability.
Some of CME Clearing's largest clearing firms have indicated their belief that clearing facilities should not be owned or controlled by exchanges and should be operated as utilities and not for profit. These clearing firms have sought, and may seek in the future, legislative or regulatory changes that would, if adopted, enable them to use alternative clearing services for positions established on our exchanges or to freely move open positions among clearing houses in order to take advantage of our liquidity. Even if they are not successful, these factors may cause them to limit the use of our markets.
Our clearing house seeks to offer customers, intermediaries and clearing firms universal access in order to maximize the efficient use of capital, exercise appropriate oversight of value at risk and maintain operating leverage from clearing activities on our exchanges. Our strategic business plan is to operate an efficient and transparent vertically integrated transaction execution, clearing and settlement business for our futures and options on futures business. Some of our clearing firms have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as part of for-profit enterprises. Some of these firms, along with certain industry associations, have sought, and may seek in the future, legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions of futures or options on futures from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. If these legislative or regulatory changes are adopted, our revenues and profits could be adversely affected.
We may be at greater risk from terrorism than other companies.
We may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations. It is impossible to accurately predict the likelihood or impact of any terrorist attack on our industry generally or on our business. While we have implemented significant physical security protection measures, business continuity plans and established backup sites, in the event of an attack or a threat of an attack, these security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Such attack may result in the closure of our facilities or render our backup data and recovery systems inoperable. Damage to our facilities due to terrorist attacks may be significantly in excess of any amount of insurance received, or we may not be able to insure against such damage at a reasonable price or at all. The threat of terrorist attacks may also negatively affect our ability to attract and retain employees. Any of these events could have a material adverse effect on our business, financial condition and operating results.
RISKS RELATING TO OUR BUSINESS
Damage to our reputation could damage our business.
Maintaining our reputation and brand is critical to attracting and retaining customers and investors and for maintaining our relationships with our regulators. Negative publicity regarding our company or actual, alleged or perceived issues regarding our products or services could give rise to reputational risk which could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including risks from customer disputes, system failures or intrusions, failures to meet our regulatory obligations, failures of a clearing firm or other counterparty, issues relating to our third-party suppliers, misconduct and ineffective risk management.
The success of our markets depends on our ability to complete development of, successfully implement and maintain the electronic trading systems that have the functionality, performance, reliability and speed required by our customers.
The success of our business depends in large part on our ability to create interactive electronic marketplaces, for a wide range of products, that have the required functionality, performance, capacity, security and speed to attract and retain customers. In 2018, 90% of our overall volume was generated through electronic trading on our CME Globex electronic platform. In connection with the acquisition of NEX, we acquired the BrokerTec and EBS trading platforms, which will eventually be migrated to CME Globex.
We must continue to enhance our electronic trading platforms and other technology offerings to remain competitive. As a result, we will continue to be subject to risks, expenses and uncertainties encountered in the rapidly evolving market for electronic transaction services. These risks include our failure or inability to:

•	provide reliable and cost-effective services to our customers;

•	develop, in a timely manner, the required functionality to support electronic trading in a manner that is competitive with the functionality supported by other electronic markets;

•	maintain the competitiveness of our fee structure;

•	attract independent software vendors to write front-end software that will effectively access our electronic trading systems and automated order routing system;

•	respond to technological developments or service offerings by competitors; and

•	generate sufficient revenue to justify the substantial capital investment we have made and will continue to make to enhance our electronic trading platforms and other technology offerings.
If we do not successfully enhance our electronic trading systems and technology offerings, if we are unable to develop them to include other products and markets or if they do not have the required functionality, performance, capacity, security and speed desired by our customers, our ability to successfully compete and our revenues and profits will be adversely affected.
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
Regulations relating to our derivatives exchange and clearing business generally require that our trade execution and communications systems be able to handle anticipated present and future peak trading volume. Similarly, our BrokerTec and EBS trading platforms are expected by our customers to be regularly available and able to handle peak volumes. Heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. We constantly monitor system loads and performance, and regularly implement system upgrades to handle estimated increases in contract volume. However, we cannot assure you that our estimates of future trading volume and order messaging traffic will be accurate or that our systems will always be able to accommodate actual trading volume and order messaging traffic without failure or degradation of performance. Increased trading volume and order messaging traffic may result in connectivity problems or erroneous reports that may affect users of our platforms. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, to file lawsuits against us or to cease doing business with us, or could lead the CFTC or other regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations.
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
Many of our customers rely on third parties, such as independent software vendors, to provide them with front-end systems to access our trading platforms and other back office systems for their trade processing and risk management needs. While these service providers have undertaken to keep current with our enhancements and changes to our interfaces and functionality, we cannot guarantee that they will continue to make the necessary monetary and time investments to keep up with our changes.
To the extent any of our service providers or the organizations that provide services to our customers in connection with their trading activities cease to provide these services in an efficient, cost-effective manner or fail to adequately expand their services to meet our needs and the needs of our customers, we could experience decreased trading volume, lower revenues and higher costs.

Certain businesses acquired from NEX subject us to compliance and regulatory risks associated with being a regulated intermediary.
Regulatory oversight of our business has historically been extensive and focused on the adequacy of our self-regulatory oversight of our derivatives exchange and clearing activities and the security and safeguards of our systems. The broker-dealer and multilateral trading facility businesses acquired from NEX (BrokerTec and EBS) are also extensively regulated, but with a focus on their role as intermediaries, which may create compliance and regulatory risks different than those to which we previously have been subject. These regulatory obligations generally include proper licensing and qualification of the firms and individuals, substantive conduct standards, communication and disclosure rules, monitoring and surveillance, training, capital requirements, supervisory obligations, maintenance of an anti-money laundering program, suspicious activity reporting, risk management standards, trade reporting, and ongoing examinations and reviews. The risks from failing to meet these compliance and regulatory obligations include potential liability, disciplinary action against the firm and individuals, monetary penalties, and restrictions on future activities.
Our business exposes us to substantial credit risk of our clearing firms and other counterparties and, consequently, a decrease in their financial resources could adversely affect us.
In our derivatives business, our clearing house operations expose us to counterparties with differing risk profiles. We routinely guarantee transactions submitted by our clearing firms with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional customers. We could be adversely impacted by the financial distress or failure of one or more of our clearing firms. Additionally, we are exposed to the risk of loss from the failure of a matched principal counterparty to settle its trades at BrokerTec.
A substantial part of our working capital may be at risk if a clearing firm defaults on its obligations to our clearing house and its margin and guaranty fund deposits are insufficient to meet its obligations. Additionally, BrokerTec is exposed to the potential risk of loss in the event a counterparty fails to meet its obligations. Although we have policies and procedures to help ensure that our clearing firms and other counterparties can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cure any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect market participants from a default or that we will not be adversely affected in the event of a significant default. In addition, we have established a fund (currently $98.0 million) to provide payments, up to certain maximum levels, to qualified family farmers, ranchers and other agricultural industry participants who use our products and who suffer losses to their segregated account balances if their derivatives clearing firm member becomes insolvent.
Our BrokerTec matched principal business is highly dependent on our status as a member in good standing of the Fixed Income Clearing Corporation (FICC), and our failure to maintain that status could adversely affect us.
BrokerTec’s matched principal platform facilitates anonymous trading in significant volumes from wholesale market participants who are FICC members and understand that BrokerTec is also a FICC member, such that their trades are expected to be novated promptly to FICC, who will be their ultimate counterparty. A failure of BrokerTec to maintain its membership could adversely impact the willingness of such participants to continue trading on the platform. As part of maintaining its membership, BrokerTec is required to timely and fully meet all margin calls and other obligations established by FICC, and as such must maintain ready access to sufficient liquidity to satisfy those obligations. BrokerTec maintains access to liquidity resources that it believes will satisfy these obligations in normal and stressed circumstances, but there can be no guarantee that it will never experience a shortfall.
Our Three-Month Eurodollar futures contracts are based on the three-month U.S. dollar LIBOR underlying rate. To the extent trading in Eurodollar contracts decreases and our alternative contracts are not successful, our revenues would be negatively impacted. Certain of our other businesses could also be negatively affected by changes to LIBOR.
Our Eurodollar futures contracts are based on the three-month U.S. dollar ICE LIBOR (LIBOR) underlying rate. In 2018, average trading volume in our Eurodollar contracts was 4.5 million contracts and open interest was 53.9 million contracts. LIBOR is the subject of recent national and international proposals for reform which advocate for the transition of survey based interbank offered rates to alternative transaction-based reference rates. In particular, on July 27, 2017, the Chief Executive of the FCA, which regulates LIBOR, announced that it intends to stop persuading banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. While we are closely engaged with the industry, regulators, and market participants to launch products using alternative reference rates, including our SOFR and SONIA futures contracts launched in 2018, there is no guarantee that a transition to such contracts would be successful and would replace the revenue we derive from our Eurodollar contracts if the trading volume were to decline or discontinue altogether. Additionally, certain of our other businesses, including our Reset offering, could be negatively affected by changes to LIBOR.

The required capital and posted collateral of our clearing firms may lose value given the volatility of the market.
To become a clearing member at our clearing house, a firm must meet certain minimum capital requirements and must deposit collateral to meet performance bond and guaranty fund requirements. We accept a variety of collateral to satisfy these requirements, including cash, regulated money market mutual funds, U.S. Treasury securities, U.S. Government Agency securities, letters of credit, gold, equities and select ETFs, foreign sovereign debt, Canadian Provincials and corporate bonds, and subject them to established haircuts based on the type of collateral and maturity. There is no guarantee the collateral will maintain its value. To the extent a clearing firm is not compliant with capital, margin or guaranty fund requirements, it would be required to promptly come into compliance by adding capital or collateral, decreasing its proprietary trading activity and/or transferring customer accounts to another clearing firm. These actions could result in a decrease in trading activity in our derivatives products.
Intellectual property rights licensed from third-party price reporting agencies form the basis for many of our products from which we derive a significant portion of our volume and revenue. Regulatory scrutiny into such benchmarks could have a negative impact on our ability to offer such products.
We are significantly dependent on the contract volume of products which are based on intellectual property rights of indexes derived from third-party price reporting agencies. To comply with CFTC core principles, we must be able to demonstrate that our products may not be readily susceptible to manipulation. Our inability to offer products based on these indexes could have a negative impact on our contract volume and revenues.
Our market data revenues may be reduced by decreased demand, poor overall economic conditions, regulatory changes or a significant change in how market participants trade and use market data.
We sell our market data to individuals, trading institutions and other organizations that use our information services to participate in our markets and/or monitor general economic conditions. Revenues from our market data and information services represented 10% and 11% of our total revenues during the years ended December 31, 2018 and 2017 respectively. A decrease in overall trading volume may lead to a decreased demand for our market data. For example, in recent years, we experienced a decrease in the average number of market data connections due to continued economic uncertainty, high unemployment levels in the financial services sector and aggressive cost cutting initiatives at customer firms and the continued impact of legacy incentive programs tied to trading terminals. We could also become subject to regulatory actions, which could have the potential to restrict how we charge for our market data. We also license our market data to be used in the creation of derivative financial products, and changes to regulation, including the impact of any changes in laws or government policy, may impact the demand of our market data for such derivative works.
We may have difficulty executing our growth strategy and maintaining our growth effectively.
We continue to focus on strategic initiatives to grow our business, including our efforts to serve the OTC markets and to distribute our products and services on a global basis. There is no guarantee that our efforts will be successful. Continued growth will require additional investment in personnel, facilities, information technology infrastructure and financial and management systems and controls and may place a significant strain on our management and resources. For example, if we encounter limited resources, we may be required to increase our expenses to obtain the necessary resources, defer existing initiatives or not pursue certain opportunities. We may not be successful in implementing all of the processes that are necessary to support our growth organically or, as described below, through acquisitions, other investments or strategic alliances. Our growth strategy also may subject us to increased legal, compliance and regulatory obligations. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with our growth, our future profitability could be adversely affected, and we may have to incur significant expenditures to address the additional operational and control requirements as a result of our growth.
We intend to continue to explore acquisitions, other investments and strategic alliances. We may not be successful in identifying opportunities or in integrating the acquired businesses. Any such transaction may not produce the results we anticipate, which could adversely affect our business and our stock price.
We intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our business and grow our company. We may make acquisitions or investments or enter into strategic partnerships, joint ventures and other alliances. The market for such transactions is highly competitive, especially in light of historical merger and acquisition activity in our industry. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance future transactions on terms favorable to us, which could impact our ability to identify growth opportunities. We may finance future transactions by issuing additional equity and/or debt. The issuance of additional equity in connection with any future transaction could be substantially dilutive to our existing shareholders. The issuance of additional debt could increase our leverage substantially. The process of integration also may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. To the extent we enter into joint ventures and alliances, we may experience difficulties in the development and expansion of the business of any newly formed ventures, in the exercise of influence over the activities of any ventures in which we do not have a controlling interest, as well as encounter potential conflicts with our joint venture or alliance partners. We may not realize the anticipated growth and other benefits from our growth initiatives and investments, which may have an adverse impact on our financial condition and operating results. We also may be required to take an impairment charge in our financial statements relating to our acquisitions and/or investments, which could negatively affect our stock price. Our recent acquisition of NEX is subject to many of these risks, including the potential we may not achieve the expected cost savings, synergies and other strategic benefits from the transaction within the anticipated time frames and the integration of NEX with our operations may not be successful or may be delayed or more costly than expected, or that our customers will be negatively affected by these changes.
Expansion of our global operations involves special challenges that we may not be able to meet, which could adversely affect our financial results.
We plan to continue to expand our global operations, including through our acquisition of NEX. We face certain risks inherent in doing business in international markets, particularly in our regulated businesses. These risks include:

•	becoming subject to extensive regulations and oversight;

•	difficulties in staffing and managing international operations;

•	general economic and political conditions in the countries from which our markets are accessed, which may have an adverse effect on our volume from those countries; and

•	potentially adverse tax consequences.
We cannot assure you that we will be successful in marketing our products and services in international markets. We also may experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, management of FX risk, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of our international operations and, consequently, on our business, financial condition and operating results.
The ultimate impact of Brexit is contingent upon the terms of withdrawal and the ongoing relationship between the U.K. and the European Union. Brexit may result in legal uncertainty and potentially divergent national laws and regulations as the withdrawal process progresses. Additionally, the establishment of certain of our businesses in a European Union jurisdiction will result in increased legal, compliance and operational costs.
Our compliance and risk management programs might not be effective and may result in outcomes that could adversely affect our reputation, financial condition and operating results.
In the normal course of our business, we discuss matters with our regulators including during regulatory examinations, or we may otherwise become subject to their inquiry and oversight. Our regulators have broad enforcement powers, including the power to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke our regulatory designations or the registration of any of our officers or employees who violate applicable laws or regulations. Our ability to comply with applicable laws and regulations is largely dependent on our establishment and maintenance of compliance, review and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of alleged non-compliance with applicable laws or regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which could be significant. Any of these outcomes may adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to conduct our business. For example, in 2013, the CFTC filed suit against NYMEX and two former employees alleging disclosure of confidential customer information in violation of the Commodity Exchange Act. Based on our review of the allegations, we believe that we have strong factual and legal defenses to the claim.
We maintain policies and procedures to prevent, detect, monitor and manage our risks, but such policies and procedures may not be fully effective. Some of our risk management processes depend upon evaluation of information regarding markets, customers, employees or other matters or potential threats that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. Management of operational, financial, legal and compliance, regulatory, reputational and strategic risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed.

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
We could be harmed by misconduct occurring on our OTC trading platforms.
There have been a number of highly publicized cases involving manipulative activity or other misconduct in the OTC markets by wholesale market participants. Improper activity on our platform could include activities such as spoofing, layering, wash trading and manipulation. Such misconduct could subject us to financial losses and seriously harm our reputation, and could also result in regulatory sanctions, financial penalties, and restrictions on our activities for failure to properly identify, monitor, and respond to potentially problematic activity. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.
We may not be able to protect our intellectual property rights, which may materially harm our business.
We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and other parts of the world. We have registered many of our most important trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We attempt to protect our intellectual property rights by relying on trademarks, copyright, database rights, trade secrets, restrictions on disclosure and other methods. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. For example, one of our former employees pleaded guilty to theft of our trade secrets. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could adversely affect our business.
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
As of December 31, 2018, we had approximately $4.4 billion of total indebtedness and we had excess borrowing capacity for general corporate purposes under our existing facilities of approximately $2.0 billion.

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
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our debt service obligations. In addition, the agreements governing our outstanding indebtedness do not significantly limit our ability to incur additional indebtedness, which could increase the risks described above to the extent that we incur additional debt. Our U.S. exchanges, swap execution facility and clearing house also are required to maintain minimum capital levels as defined by the CFTC, and our BrokerTec broker-dealer is required to meet minimum capital requirements set by the SEC.
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
As a global company with operations outside of the United States, which have expanded as a result of our NEX acquisition, portions of our revenues and expenses are denominated in the local currency of the particular subsidiary. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the other currencies may affect our operating income and the value of balance sheet items denominated in foreign currencies.
Our average rate per contract for our derivatives business is subject to fluctuation due to a number of factors. As a result, you may not be able to rely on our average rate per contract in any particular period as an indication of our future average rate per contract.
Our average rate per contract for our derivatives business, which impacts our operating results, is subject to fluctuation due to shifts in the mix of products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure. In addition, our members and participants in our various incentive programs generally are charged lower fees than our non-member customers. Variation in each of these factors is difficult to predict and will have an impact on our average rate per contract in the particular period. Because of this fluctuation, you may not be able to rely on our average rate per contract in any particular period as an indication of our future average rate per contract. If we fail to meet securities analysts' expectations regarding our operating results, the price of our Class A common stock could decline substantially.
Our cost structure is largely fixed. If our revenues decline and we are unable to reduce our costs, our profitability will be adversely affected.
Our cost structure is largely fixed. If demand for our products and services and our resulting revenues decline, we may not be able to adjust our cost structure on a timely basis. In that event, our profitability would be adversely affected.
Eleven of our board members own trading rights or are officers or directors of firms that own trading rights on our derivatives exchanges. As members, these individuals may have interests that differ from or conflict with those of shareholders who are not also members. Our dependence on the trading and clearing activities of our members, combined with the CME members' rights to elect six directors, may enable them to exert substantial influence over the operation of our business.

Eleven of our directors own or are officers or directors of firms that own trading rights on our exchanges. We are dependent on the revenues from the trading and clearing activities of our members. In 2018, 84% of our derivatives contract volume was derived from our members. This dependence may give them substantial influence over how we operate our business.
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
Under the terms of the organizational documents of our exchanges, our exchange members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. Additionally, our Class B shareholders, who are members of our CME exchange, are entitled to elect six directors to our board even if their Class A share ownership interest is very small or non-existent. We have limited ability to eliminate these election rights. In 2018, we held a special meeting of shareholders to eliminate all or some of these director election rights. While the proposal received majority support, it failed to achieve the required support under Delaware law from a majority of the outstanding owners of the Class B common stock. In connection with these rights, our ability to take certain actions that we may deem to be in the best interests of the company and its shareholders, including actions relating to certain pricing decisions, may be limited by the rights of our members.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Chicago, Illinois, at 20 South Wacker Drive. Our European headquarters are in London, where we plan to combine the NEX and CME Group offices at the London Fruit & Wool Exchange in 2019. The following is a description of our key locations and facilities.

Location	Primary Use	Owned/Leased	Lease Expiration	Approximate Size (in square feet)(1)
20 South Wacker Drive Chicago, Illinois	Global headquarters and office space	Leased	2032(2)	512,000
141 West Jackson Chicago, Illinois	Office space	Leased	2027(3)	150,000
333 S. LaSalle Chicago, Illinois	Chicago trading floor and office space	Owned	N/A	300,000
550 West Washington Chicago, Illinois	Office space	Leased	2023	250,000
One North End New York, New York	Office space	Leased	2028(4)	222,000
4 Times Square New York, New York	Office space	Leased	2032(5)	83,000
2 Broadgate London	Office space	Leased	2019	174,000
London Fruit and Wool Exchange London	Office space	Leased	2038(6)	125,000
Data Center 3 Chicagoland area	Business continuity and co-location	Leased	2031(7)	83,000
Bagmane Tech Park Bangalore, India	Office space	Leased	2020(8)	72,000

(1)	Size represents the amount of space leased or owned by us unless otherwise noted.

(2)	The extended lease expires in 2032 with various termination, extension, expansion and contraction options.

(3)	The initial lease expires in 2027 and contains options to extend the term and expand the premises.

(4)	The initial lease expires in 2028 and contains options to extend the term and expand the premises.

(5)	The initial lease expires in 2032 and contains options to extend the term as well as options to expand.

(6)	The initial lease expires in 2038 and contains the option to renew the lease.

(7)	In March 2016, the company sold its datacenter in the Chicago area for $130.0 million. At the time of the sale, the company leased back a portion of the property.

(8)	The initial lease expires in 2020 and contains an option to extend the term as well as an option to terminate early.

ITEM 3.	LEGAL PROCEEDINGS
See "Legal and Regulatory Matters" in note 14. Contingencies to the Consolidated Financial Statements beginning on page 77 for CME Group’s legal proceedings disclosure, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Class A Common Stock
Our Class A common stock is currently listed on NASDAQ under the ticker symbol "CME." As of February 6, 2019, there were approximately 7,100 holders of record of our Class A common stock.

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
Class B shares and the associated trading rights are bought and sold or leased through our membership department. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be primarily determined by the value of our Class A common stock. As of February 6, 2019, there were approximately 1,560 holders of record of our Class B common stock.
PERFORMANCE GRAPH
The following graph and table compares the cumulative five-year total return provided to shareholders on our Class A common stock relative to the cumulative total returns of the S&P 500 index and our customized peer group. The peer group includes CBOE Holdings, Inc., IntercontinentalExchange Group, Inc. and Nasdaq, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer group and the S&P 500 index on December 31, 2013, and its relative performance is tracked through December 31, 2018.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	2014	2015	2016	2017	2018
CME Group Inc.	$118.32	$127.40	$170.63	$225.79	$298.31
S&P 500	113.69	115.26	129.05	157.22	150.33
Peer Group	106.16	124.56	141.16	183.02	187.01

Unregistered Sales of Equity Securities

On November 2, 2018, CME Group and CME London Limited, a wholly-owned subsidiary of the company, completed their previously announced acquisition of NEX Group plc (NEX). The acquisition of NEX was effected by means of a scheme of arrangement under Part 26 of the U.K. Companies Act 2006. On November 5, 2018, as part of the consideration for the acquisition, the Company issued to NEX shareholders 16,926,582 shares of Company Class A Common Stock following the completion of the acquisition on November 2, 2018. The issuance of these shares was not registered under the Securities Act of 1933, as amended (Securities Act) or any state securities laws and was made in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 3(a)(10) of the Securities Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31	5	$181.22	—	$—
November 1 to November 30	16	183.75	—	—
December 1 to December 31	240	187.64	—	—
Total	261		—
 _______________

(1)	Shares purchased consist of an aggregate of 261 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA
On November 2, 2018, CME Group completed its acquisition of NEX Group plc (NEX). The following data includes the financial results of NEX beginning November 3, 2018.
In the first quarter of 2018, the company adopted the Financial Accounting Standards Board's (FASB) standards update on changes to the presentation of certain components of defined benefit pension costs. Under previous accounting guidance, the components of pension costs were aggregated for reporting in the financial statements within compensation and benefits expense on the consolidated statements of income. The amendments in the update require that the service cost component is reported in the same line as other compensation costs, whereas the other components of net benefit cost are required to be presented on the consolidated statements of income separately from the service cost component. The company has included the other components within non-operating income (expense). This update was adopted as of January 1, 2018 with retrospective application to the earliest period presented, as if the new accounting policy was in effect during those periods. The change in accounting policy has been reflected in the following table.

	Year Ended or At December 31
(in millions, except per share data)	2018	2017	2016	2015	2014
Income Statement Data:
Total revenues	$4,309.4	$3,644.7	$3,595.2	$3,326.8	$3,112.5
Operating income	2,607.6	2,310.6	2,200.5	1,984.9	1,764.6
Non-operating income (expense)	170.2	215.7	87.1	(28.1)	6.8
Income before income taxes	2,777.8	2,526.3	2,287.6	1,956.8	1,771.4
Net income attributable to CME Group	1,962.2	4,063.4	1,534.1	1,247.0	1,127.1
Earnings per common share attributable to CME Group:
Basic	$5.73	$12.00	$4.55	$3.71	$3.37
Diluted	5.71	11.94	4.53	3.69	3.35
Cash dividends per share	4.55	6.14	5.65	4.90	3.88
Balance Sheet Data:
Total assets	$77,475.7	$75,791.2	$69,369.4	$67,359.4	$72,228.6
Short-term debt	574.2	—	—	—	—
Long-term debt	3,826.8	2,233.1	2,231.2	2,229.3	2,095.0
CME Group shareholders’ equity	25,918.5	22,411.8	20,340.7	20,551.8	20,923.5
The following table presents key statistical information on the volume of contracts traded, expressed in round turn trades. All amounts exclude our interest rate swaps and credit default swaps contracts as well as volume data for BrokerTec and EBS.

	Year Ended or At December 31
(in thousands)	2018	2017	2016	2015	2014
Average Daily Volume:
Product Lines:
Interest rates	9,951	8,189	7,517	6,720	7,009
Equity indexes	3,589	2,682	3,061	2,792	2,764
Foreign exchange	1,004	922	858	872	803
Agricultural commodities	1,480	1,353	1,321	1,265	1,120
Energy	2,561	2,578	2,432	1,970	1,630
Metals	639	568	460	344	337
Total Average Daily Volume	19,224	16,292	15,649	13,963	13,663
Method of Trade:
CME Globex	17,371	14,513	13,766	12,185	11,805
Open outcry	1,168	1,107	1,149	1,139	1,176
Privately negotiated	685	672	734	639	682
Total Average Daily Volume	19,224	16,292	15,649	13,963	13,663
Other Data:
Total Contract Volume (round turn trades)	4,844,406	4,089,175	3,943,670	3,532,521	3,443,051
Open Interest at Year End (contracts)	115,669	108,043	102,930	91,369	93,644

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	Recent Accounting Pronouncements: Includes an evaluation of recent accounting pronouncements and the potential impact of their future adoption on our financial results.

•	Results of Operations: Includes an analysis of our 2018, 2017 and 2016 financial results and a discussion of any known events or trends which are likely to impact future results.

•	Liquidity and Capital Resources: Includes a discussion of our future cash requirements, capital resources, significant planned expenditures and financing arrangements.
On November 2, 2018, we completed our acquisition of NEX Group plc (NEX). The following Management's Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of NEX beginning on November 3, 2018.
References in this discussion and analysis to “we” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX), and NEX, collectively, unless otherwise noted.
EXECUTIVE SUMMARY
Business Overview
CME Group, a Delaware stock corporation, is the holding company for CME, CBOT, NYMEX, COMEX, NEX and their respective subsidiaries. The holding company structure is designed to provide strategic and operational flexibility. CME Group's Class A common stock is listed on the NASDAQ Global Select Market (NASDAQ) under the ticker symbol "CME."
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
We offer our customers the opportunity to trade futures contracts and options on futures contracts on a range of products including those based on interest rates, equity indexes, foreign exchange, agricultural commodities, energy and metals. Through our acquisition of NEX, we now offer fixed income trading through BrokerTec and foreign currency trading through EBS, which are both included in the cash markets business. Our products provide a means for hedging, speculating and allocating assets. We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers.
Most of our products are available for trading through our electronic trading platforms. These execution facilities offer our customers immediate trade execution and price transparency. In addition, trades can be executed through privately negotiated transactions that are cleared and settled through our clearing house.
Through the acquisition with NEX, we now provide optimization services that deliver transaction lifecycle management and information services to help our customers optimize their capital, mitigate their risk and reduce operational costs. Optimization services includes Traiana and TriOptima.
Our clearing house clears, settles and guarantees futures and options contracts traded through our exchanges, in addition to cleared swaps products. Our clearing house's performance guarantee is an important function of our business. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing house as the counterparty to every transaction allows our customers to establish a position with one party and offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for collateral and margining efficiencies. Certain BrokerTec and EBS contracts are cleared at third-party clearing houses.
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
Competitive Environment. Our industry is competitive and we continue to encounter competition in all aspects of our business. We expect competition to continue to intensify, especially in light of ongoing regulatory reform in the financial services industry. Competition is influenced by our brand and reputation; the efficiency and security of our services; depth and liquidity of our markets; diversity of product offerings including rate and quality of new product development and innovative services; our ability to position and expand upon existing products; efficient and seamless customer experience; transparency, reliability and anonymity of transaction processing; the regulatory environment; connectivity, accessibility, flexibility in execution methods; efficient and innovative technology and connectivity, as well as transaction costs. We believe we are very well positioned with respect to these factors. Our asset classes contain products designed to address differing risk management needs, and customers are able to achieve operational and capital efficiencies by accessing our diverse products through our platforms and our clearing house. We face competition from other futures, securities and securities option exchanges; clearing organizations; swap execution facilities; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and others. As markets continue to evolve, we will continue to adapt our trading technology and clearing services to meet the needs of our customers.
Regulatory Environment. Exchange-traded derivatives have historically been subject to extensive regulation. Developments in the regulatory environment have the potential to significantly impact our business. Compliance with regulations may require us and our customers to dedicate significant financial and operational resources which could adversely affect our profitability. The regulatory environment to which we are subject is discussed in "Item 1. Business" on page 10.
Business Strategy
Our strategy focuses on maximizing futures and options growth globally, diversifying our business and revenues, and delivering unparalleled capital and cost efficiency solutions. We focus specifically on opportunities created by increased market awareness and acceptance of derivatives, increased price volatility, technological advances and the increasing need for counterparty risk mitigation and clearing services. This strategy allows us to continue to develop into a more broadly diversified financial exchange that provides trading and clearing solutions across a wide range of products and asset classes. Our strategic initiatives are discussed in "Item 1. Business" on page 7.
Revenues
Clearing and transaction fees. A majority of our revenue is derived from clearing and transaction fees, which include electronic trading fees, surcharges for privately negotiated transactions and other volume-related charges for exchange-traded and over-the-counter contracts. Because clearing and transaction fees are assessed on a per-contract or notional value basis, revenues and profitability fluctuate with changes in contract volume. In addition to the business trends noted earlier, our contract volume, and consequently our revenues, tend to increase during periods of economic and geopolitical uncertainty as our customers seek to manage their exposure to, or speculate on, the market volatility resulting from that uncertainty.
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
Product mix. We offer exchange-traded futures and options on futures contracts as well as cleared-only interest rate swap contracts. Through our acquisition of NEX, we also offer foreign exchange spot and forward contracts and fixed income products. Rates are varied by product in order to optimize revenue on existing products and to encourage contract volume upon introduction of new products.
Venue. Our exchange and platforms are an international marketplace that brings together buyers and sellers mainly through our electronic trading as well as through open outcry trading and privately negotiated transactions. Any customer who is guaranteed by a clearing firm and who agrees to be bound by our exchange rules is able to obtain direct access to our CME electronic platforms. Open outcry trading is conducted exclusively by our members, who may execute trades on behalf of customers or for themselves.
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
Clearing and transaction fees for cash markets business. Our cash markets business provides matching services whereby we match a buyer and seller of financial instruments to allow both parties to complete the trade bilaterally or through a third-party clearing house. We are not involved in the settlement of the contract but charge a transaction fee generally based on volume or notional value of the trade for providing the matching service. The cash markets business also includes BrokerTec U.S., which generates revenue from a matched principal business. Matched principal trades involve BrokerTec U.S. purchasing a financial instrument from one market participant and selling it to another market participant. Revenue is generated from this business generally on a transaction fee basis.
Other sources. Revenue is also derived from other sources including market data and information services and other various services related to our exchange operations.
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
Other revenues. Other revenue includes access and communication fees. Access and communication fees are connectivity fees charged to members and clearing firms that utilize our various telecommunications networks and communications services. Our communication services include our co-location program as well as the connectivity charges to customers of the CME Globex platform. Access fee revenue varies depending on the type of connection provided to customers.
Beginning on November 3, 2018, other revenues include revenues from NEX's optimization services, which include fees for risk management and information services for the over-the-counter markets, including portfolio reconciliation and post-trade processing. Revenue earned from these services is typically generated through subscriptions or transaction fees.
Other revenues also include fees for post-trade services, fees for collateral management, equity subscription fees and fees for trade order routing through agreements from various strategic relationships as well as other services to members and clearing firms.

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
In general, stock-based compensation is a non-cash expense related to restricted stock and performance share grants. Stock-based compensation varies depending on the quantity and fair value of awards granted. The fair value of restricted stock awards and other performance share grants is based on either the share price on the date of the grant or a model of expected future stock prices. As part of the acquisition of NEX, some of the expense associated with NEX awards will be settled in cash.
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
Amortization of purchased intangibles. Amortization of purchased intangibles includes amortization of intangible assets obtained in our acquisitions of CBOT Holdings, Inc., NYMEX Holdings, Inc. and NEX as well as other asset and business acquisitions. Intangible assets subject to amortization consist primarily of clearing firm, market data and other customer relationships.
Other expenses. We incur additional ongoing expenses for communications, technology support services and various other activities necessary to support our operations.

•
Technology expense consists of costs related to maintenance of the hardware and software required to support our technology. It also includes costs for network connections for our electronic platforms and some market data customers; telecommunications costs of our exchange, and fees paid for access to external market data. This expense may be driven by system capacity, functionality and redundancy requirements. It also may be impacted by growth in electronic contract volume and changes in the number of telecommunications hubs and connections which allow customers outside the United States to access our electronic platforms directly.

•
Licensing and other fee agreements expense includes license fees paid as a result of contract volume in equity index products. This expense also includes royalty fees and broker rebates on energy and metals products as well as revenue sharing on cleared swaps contracts and some new product launches. This expense fluctuates with changes in contract volumes as well as changes in fee structures.

•
Other expenses include occupancy and building operations expenses including rent, maintenance, real estate taxes, utilities and other related costs related to leased property in Chicago, New York, the United Kingdom, India as well as other smaller locations throughout the world. Other expenses also include marketing and travel-related expenses as well as general and administrative costs. Marketing, advertising and public relations expense includes media, print and other advertising costs, as well as costs associated with our product promotion. Other expenses also include litigation and customer settlements, impairment charges on operating assets, gains and losses on disposals of operating assets, and foreign currency transaction gains and losses resulting from changes in exchange rates on certain foreign monetary assets and liabilities.

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

•
Other income (expense) includes expenses related to the distribution of interest earned on performance bond collateral reinvestment to the clearing firms, gains and losses on derivative contracts as well as other various income and expenses outside our core operations.

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

•
Level 2— Inputs consist of observable market data, other than level 1 inputs, such as quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are directly observable.

•
Level 3—Inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability. Assets and liabilities carried at level 3 fair value generally include assets and liabilities with inputs that require management’s judgment.

For further discussion regarding the fair value of financial assets and liabilities, see note 19 of the notes to the consolidated financial statements.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 in our notes to the consolidated financial statements for information on newly adopted and recently issued accounting pronouncements that are applicable to us.

RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the years presented.

				Year-over-Year Change
(dollars in millions, except per share data)	2018	2017	2016	2018-2017	2017-2016
Total revenues	$4,309.4	$3,644.7	$3,595.2	18%	1%
Total expenses	1,701.8	1,334.1	1,394.7	28	(4)
Operating margin	61%	63%	61%
Non-operating income (expense)	$170.2	$215.7	$87.1	(21)	147
Effective tax expense (benefit) rate	29%	(61)%	33%
Net income attributable to CME Group	$1,962.2	$4,063.4	$1,534.1	(52)	165
Diluted earnings per common share attributable to CME Group	5.71	11.94	4.53	(52)	164
Cash flows from operating activities	2,440.8	1,751.1	1,732.0	39	1
Revenues

				Year-over-Year Change
(dollars in millions)	2018	2017	2016	2018-2017	2017-2016
Clearing and transaction fees	$3,667.0	$3,098.6	$3,036.4	18%	2%
Market data and information services	449.6	391.8	406.5	15	(4)
Other	192.8	154.3	152.3	25	1
Total Revenues	$4,309.4	$3,644.7	$3,595.2	18	1
Clearing and Transaction Fees
Futures and Options
The following table summarizes our total contract volume, revenue and average rate per contract for futures and options. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing house and certain cleared-only contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fees by total contract volume. Contract volume and average rate per contract disclosures below exclude trading volume for the cash markets business as well as credit default swaps and interest rate swaps.

				Year-over-Year Change
	2018	2017	2016	2018-2017	2017-2016
Total contract volume (in millions)	4,844.4	4,089.2	3,943.7	18%	4%
Clearing and transaction fees (in millions)	$3,513.9	$3,029.9	$2,974.4	16	2
Average rate per contract	0.725	0.741	0.754	(2)	(2)
We estimate the following increases (decreases) in clearing and transaction fees based on changes in total contract volume and changes in average rate per contract during 2018 compared with 2017, and during 2017 compared with 2016.

	Year-over-Year Change
(in millions)	2018-2017	2017-2016
Increases due to change in total contract volume	$547.8	$109.8
Decrease due to change in average rate per contract	(63.8)	(54.3)
Net increases in clearing and transaction fees	$484.0	$55.5
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

				Year-over-Year Change
(amounts in thousands)	2018	2017	2016	2018-2017	2017-2016
Average Daily Volume by Product Line:
Interest rates	9,951	8,189	7,517	22%	9%
Equity indexes	3,589	2,682	3,061	34	(12)
Foreign exchange	1,004	922	858	9	7
Agricultural commodities	1,480	1,353	1,321	9	2
Energy	2,561	2,578	2,432	(1)	6
Metals	639	568	460	12	23
Aggregate average daily volume	19,224	16,292	15,649	18	4

Average Daily Volume by Venue:
CME Globex	17,371	14,513	13,766	20	5
Open outcry	1,168	1,107	1,149	6	(4)
Privately negotiated	685	672	734	2	(9)
Aggregate average daily volume	19,224	16,292	15,649	18	4
Electronic Volume as a Percentage of Total Volume	90%	89%	88%
Overall contract volume increased from 2016 through 2018. Overall market volatility remained high throughout the last two years as the markets continued to experience uncertainty surrounding the Federal Reserve's interest rate policy, the United States' foreign trade policies and future rates of inflation. Throughout 2017 and 2018, the Federal Open Markets Committee raised the federal funds rate seven times, but raised the expectation of slower rate increases in 2019. We believe these factors led to the overall increases in contract volumes from 2016 to 2018.
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar front 8 contracts include contracts expiring within two years. Eurodollar back 32 contracts include contracts expiring within three to ten years.

				Year-over-Year Change
(amounts in thousands)	2018	2017	2016	2018-2017	2017-2016
Eurodollar futures and options:
Front 8 futures	2,131	1,745	1,828	22%	(5)%
Back 32 futures	839	769	729	9	5
Options	1,416	1,368	1,225	3	12
U.S. Treasury futures and options:
10-Year	2,363	1,914	1,717	23	11
5-Year	1,285	1,003	886	28	13
2-Year	560	396	331	41	20
Treasury bond	484	380	347	28	9
Federal Funds futures and options	259	191	133	36	44
From 2016 to 2018, overall interest rate contract volumes increased due to volatility caused by continued uncertainty surrounding the Federal Reserve's interest rate policy, including volatility resulting from the Federal Open Markets Committee raising the federal funds rate seven times in 2017 and 2018. We also believe the increases in contract volumes were due to volatility caused by increased issuance of U.S. Treasury bills by the U.S. Department of Treasury as well as increased uncertainty surrounding the United States' foreign trade policies, future rates of inflation and the potential for increased government spending.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

				Year-over-Year Change
(amounts in thousands)	2018	2017	2016	2018-2017	2017-2016
E-mini S&P 500 futures and options	2,527	2,062	2,449	23%	(16)%
E-mini NASDAQ 100 futures and options	504	289	271	75	6
In 2018 when compared with 2017, the increase in equity index contract volume was largely attributable to periods of higher equity market volatility, as measured by the CBOE Volatility Index and the CBOE Nasdaq-100 Volatility Index, throughout 2018. We believe the higher volatility was caused by greater market uncertainty, including uncertainty surrounding the United States' foreign trade policies and other political and economic policies of the United States.
The decrease in overall equity index contract volume in 2017 when compared with 2016 resulted from periods of lower equity market volatility. The comparatively low volatility was believed to be caused by fewer market-moving geopolitical and macro-level events that impacted these indexes in 2017. During 2016, there were periods of higher volatility within the equity markets due to uncertainty regarding the Federal Open Markets Committee's decision to start raising interest rates in 2016, the deceleration of the Chinese economy, the results of the U.S. presidential and congressional elections, and declining global crude oil prices.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

				Year-over-Year Change
(amounts in thousands)	2018	2017	2016	2018-2017	2017-2016
Euro	308	261	226	18%	15%
Japanese yen	159	181	159	(12)	14
British pound	142	137	125	3	10
Australian dollar	118	102	106	15	(4)
Canadian dollar	91	84	80	8	5
Foreign exchange contract volumes increased from 2016 through 2018, primarily due to higher euro contract volumes resulting from market uncertainty caused by differences in monetary policies by the European Central Bank and the Federal Reserve. We believe the increases in British pound contract volumes were attributable to the ongoing uncertainty from the United Kingdom European Union membership referendum as well as the potential for future interest rate hikes. Japanese yen contract volume increased in 2017 when compared with 2016 as market participants turned to the yen as a safe-haven currency when currency rates steadied but decreased in 2018 due to stagnant economic growth for Japan in 2018.
Agricultural Commodity Products
The following table summarizes average daily volume for our key agricultural commodity products.

				Year-over-Year Change
(amounts in thousands)	2018	2017	2016	2018-2017	2017-2016
Corn	482	449	424	7%	6%
Soybean	305	283	323	8	(12)
Wheat	248	217	191	14	14
In 2018 when compared with 2017, the increase in agricultural commodity contract volume was due to periods of higher price volatility throughout 2018, which we believe resulted from uncertainty surrounding crop production due to drought conditions in both South America and Australia. We also believe the increase in contract volume was attributable to volatility caused by concern surrounding the United States' foreign trade policies.

Agricultural commodity contract volume increased in 2017 when compared with 2016 largely due to higher corn and wheat volumes resulting from greater uncertainty related to weather conditions in 2017. The increase was partially offset by lower soybean volume due to lower uncertainty related to expectations of crop production versus 2016.
Energy Products
The following table summarizes average daily volume for our key energy products.

				Year-over-Year Change
(amounts in thousands)	2018	2017	2016	2018-2017	2017-2016
WTI crude oil	1,439	1,442	1,321	—%	9%
Natural gas	594	597	549	(1)	9
Refined products	398	392	363	2	8
In 2018 when compared with 2017, overall energy contract volume remained relatively flat. Crude oil contract volume remained flat due to lower price volatility, which we believe was the result of stability within the crude oil markets as supply was meeting global demand.
Overall energy contract volume increased in 2017 when compared with 2016 largely due to an increase in crude oil contract volume caused by higher volatility in 2017. We believe the increased volatility was caused by a shift in crude oil supplies as United States crude oil production rose along with the Organization of Petroleum Exporting Countries' decision to cut oil supplies in the fourth quarter of 2016. Natural gas and refined products contract volumes also increased in 2017 due to higher price volatility caused by shifts in supply and demand in the underlying markets.
Metal Products
The following table summarizes average daily volume for our key metal products.

				Year-over-Year Change
(amounts in thousands)	2018	2017	2016	2018-2017	2017-2016
Gold	375	335	273	12%	23%
Copper	131	108	86	21	26
Silver	103	98	78	5	25
The overall increases in metal contract volumes from 2016 to 2018 were due to investors using gold and other precious metals as safe-haven alternative investments to other markets. We believe the increases in metal contract volumes were driven by consistent periods of high price volatility within other markets caused by the uncertainties surrounding the policies of the political administration in the United States and future rates of inflation.
Average Rate per Contract
The slight decrease in average rate per contract in 2018 when compared with 2017 was largely due to a shift in product mix. Interest rate and equity contract volumes collectively increased by 4 percentage points as a percentage of total volume, while energy and agricultural commodity contract volumes collectively decreased by 3 percentage points. In general, interest rate and equity products have a lower rate per contract compared with energy and agricultural commodity products. The decrease resulting from a shift in product mix was partially offset by lower incentives.

The average rate per contract decreased in 2017 when compared with 2016 due to a shift in product mix as interest rate volume increased by 2 percentage points as a percentage of total volume, while equity contract volume decreased by 3 percentage points. In general, interest rate products have a lower rate per contract compared with equity contracts. The overall decrease in average rate per contract was partially offset by a rate increase that was effective in the first quarter of 2017 and lower incentives.
Cash Markets Business
Total clearing and transaction fees revenue in 2018 includes transaction fees of $91.2 million attributable to businesses acquired from NEX for the period of November 3, 2018 through December 31, 2018. This revenue includes $32.9 million in transaction fees from BrokerTec U.S.'s fixed income volume and $37.5 million from EBS's foreign exchange volume.

The related average daily notional value for November 3, 2018 through December 31, 2018 were as follows:

(amounts in billions)	Average Daily Notional Value
U.S. Treasury	$187.2
European Repo (in euros)	253.6
Spot FX	79.0
Concentration of Revenue
We bill a significant portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One firm represented 10% of our clearing and transaction fee revenue in 2018. One firm represented 13% and another firm represented 12% of our clearing and transaction fees revenue in 2017. One firm represented 13% and another firm represented 11% of our clearing and transaction fees revenue in 2016. Should a clearing firm withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from an ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. In 2018 when compared with 2017, the increase in market data and information services revenue was attributable to an increase in fees for basic real-time market data service to $105 per month from $85 per month beginning in the second quarter of 2018. The increase was partially offset by modest declines in screen counts due to cost-cutting initiatives at member firms. The increase in market data and information services revenue was also attributable to additional market data revenue generated by NEX subsequent to the acquisition of NEX on November 2, 2018.
The decrease in market data and information services revenue in 2017 when compared with 2016 was due to a decline in screen counts from cost-cutting initiatives at member firms.
The two largest resellers of our market data represented, in aggregate, 41%, 45% and 40% of our market data and information services revenue in 2018, 2017 and 2016, respectively. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor's customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Other revenues. The increase in other revenues for 2018 when compared with 2017 is largely attributable to the additional other revenue contributed by the NEX acquisition. Other revenues from NEX primarily include optimization services such as portfolio management, analytics, and trade and regulatory reporting.
Expenses

				Year-over-Year Change
(dollars in millions)	2018	2017	2016	2018-2017	2017-2016
Compensation and benefits	$672.2	$563.9	$543.2	19%	4%
Technology	117.2	101.6	97.6	15	4
Professional fees and outside services	166.1	117.6	144.4	41	(19)
Amortization of purchased intangibles	130.0	95.5	96.1	36	(1)
Depreciation and amortization	118.7	113.0	129.2	5	(13)
Licensing and other fee agreements	170.6	146.3	135.8	17	8
Other	327.0	196.2	248.4	67	(21)
Total Expenses	$1,701.8	$1,334.1	$1,394.7	28	(4)

2018 Compared With 2017
Operating expenses increased by $367.7 million in 2018 when compared with 2017. The following table shows the estimated impact of key factors resulting in the net increase in operating expenses.

(dollars in millions)	Year- Over-Year Change	Change as a Percentage of 2017 Expenses
Expenses from NEX operations	$153.5	12%
Foreign currency exchange rate fluctuation	83.0	6
NEX transaction costs	75.5	6
Licensing and other fee agreements	23.0	2
Bonus	20.9	2
Salaries, benefits and employer taxes	17.9	1
Other expenses, net	(6.1)	(1)
Total	$367.7	28%
Overall operating expenses increased in 2018 when compared with 2017 due to the following reasons:

•	In 2018, we recognized operating expenses beginning on November 3, 2018, from our operations of NEX, which was acquired on November 2, 2018.

•
In 2018, we recognized a net loss of $73.6 million primarily due to the decline in the British pound versus U.S. dollar exchange rate on $1.6 billion of restricted cash held for the acquisition of NEX, which was denominated in British pounds, compared to a net gain of $9.4 million on favorable changes in exchange rates on foreign cash balances in 2017. Gains and losses from exchange rate fluctuations result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies.

•
Transaction costs incurred by CME Group pertaining to the NEX acquisition primarily include professional fees and transfer taxes. These costs accounted for a $75.5 million increase in operating expenses in 2018 when compared with 2017.

•	Licensing and other fee agreements expense increased during 2018 due to higher fees related to an increase in volume and an increase in license rates for certain products.

•	Bonus expense increased in 2018 due to improved performance relative to our cash earnings target in 2018 when compared with 2017 performance relative to our 2017 cash earnings target.

•	Compensation and benefits expense increased as a result of higher average headcount primarily in our international locations as well as normal cost of living adjustments.
2017 Compared With 2016
Operating expenses decreased by $60.6 million in 2017 when compared with 2016. The following table shows the estimated impact of key factors resulting in the net decrease in operating expenses.

(dollars in millions)	Year- Over-Year Change	Change as a Percentage of 2016 Expenses
Foreign currency exchange rate fluctuation	$(33.9)	(2)%
Loss on datacenter and related legal fees	(28.6)	(2)
Professional fees and outside services	(26.8)	(2)
Licensing and other fee agreements	10.5	1
Salaries, benefits and employer taxes	18.8	1
Other expenses, net	(0.6)	—
Total	$(60.6)	(4)%

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

The overall decrease in operating expenses in 2017 when compared with 2016 was partially offset by the following increases:

•
Licensing and other fee agreements expense increased due to higher expense resulting from incentive payments made to facilitate the transition of the Russell contract open interest, as well as increased costs of revenue sharing agreements for certain licensed products. The overall increase in 2017 was partially offset by lower expense related to revenue sharing agreements for certain equity and energy contracts due to lower volume for these products compared to 2016.

•	Compensation and benefits expense increased as a result of higher average headcount primarily in our international locations as well as normal cost of living adjustments.
Non-Operating Income (Expense)

				Year-over-Year Change
(dollars in millions)	2018	2017	2016	2018-2017	2017-2016
Investment income	$745.1	$531.7	$141.8	40%	n.m.
Interest and other borrowing costs	(157.7)	(117.0)	(123.5)	35	(5)
Equity in net earnings (losses) of unconsolidated subsidiaries	152.8	129.2	110.2	18	17
Other income (expense)	(570.0)	(328.2)	(41.4)	74	n.m.
Total Non-Operating	$170.2	$215.7	$87.1	(21)	147
 _______________
n.m. not meaningful
Investment income. The increases in investment income from 2016 to 2018 were largely due to increases in earnings from cash performance bond and guaranty fund contributions that are reinvested, which primarily resulted from higher rates of interest earned on the cash account at the Federal Reserve Bank of Chicago. In 2018, we recognized net realized and unrealized gains of $97.4 million on certain privately-held equity investments. In 2017, we sold our remaining ownership interest in BM&FBOVESPA S.A. (BM&FBOVESPA) and recognized a gain of $86.5 million, net of transaction costs. We also sold our 2% interest in Bolsa Mexicana de Valores, S.A.B. de C.V. and recognized a gain of $2.3 million, net of transaction costs. In 2016, we recognized a net gain of $48.4 million on sales of 28.0 million shares of our investment in BM&FBOVESPA.
Interest and other borrowing costs. Interest and other borrowing costs were higher in 2018 when compared with 2017 and 2016 due to the issuance of $500.0 million of 3.75% fixed rate notes due June 2028 and $700.0 million of 4.15% fixed rate notes due June 2048 during the second quarter of 2018. Interest and other borrowing costs were also higher due to issuance of commercial paper and the assumption of the outstanding NEX debt as part of the acquisition.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/DJI business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries from 2016 through 2018.
Other income (expense). From 2016 to 2018, we recognized higher expenses related to the distribution of interest earned on performance bond collateral reinvestment to the clearing firms. In 2018, we recognized net losses of $62.3 million on various derivative contracts, which included our foreign exchange option and forward contracts used to mitigate certain exposure to foreign exchange rate fluctuation on the currency required to facilitate the NEX acquisition as well as derivative contracts that we assumed in our acquisition of NEX.

Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2018	2017	2016	Year-over-Year Change
				2018-2017	2017-2016
Year ended December 31	29.3%	(60.8)%	32.9%	n.m.	n.m.
_______________
n.m. not meaningful
In 2018 when compared with 2017, the effective tax rate increased primarily due to the remeasurement of the deferred tax liabilities recognized in 2017 from the U.S. income tax reform and state tax charges in 2018 related to the NEX acquisition.
The overall decrease in the effective tax rate in 2017 when compared with 2016 was primarily due to the remeasurement of the deferred tax liabilities as a result of the U.S. income tax reform. The decrease was partially offset by expense from a state and local tax law change recorded in the third quarter of 2017 as well as from reclassifying income tax expense from other comprehensive income for the sale of the remaining BM&FBOVESPA shares.
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
Cash will also be required for operating leases and non-cancellable purchase obligations as well as other obligations reflected as long-term liabilities on our consolidated balance sheet at December 31, 2018. These were as follows:

(in millions)	Operating Leases	Purchase Obligations	Debt Obligations	Other Long-Term Liabilities (1)	Total
Year
2019	$82.5	$24.7	$720.4	$—	$827.6
2020-2021	151.0	34.0	266.6	22.7	474.3
2022-2023	154.7	18.2	1,401.1	—	1,574.0
Thereafter	586.2	—	4,324.9	—	4,911.1
Total	$974.4	$76.9	$6,713.0	$22.7	$7,787.0
 _______________

(1)
The liability for gross unrecognized income tax benefits, including interest and penalties, of $459.7 million for uncertain tax positions is not included in the table due to uncertainty about the date of their settlement. It also excludes liabilities for lease arrangements as well as liabilities that have uncertainty associated with timing of payments, including liabilities for benefit plans. It also excludes liabilities that will not be settled in cash.

Operating leases include rent payments for office space in Chicago, New York and other smaller offices in the United States and in various foreign countries. The operating lease for our headquarters in Chicago expires in 2032. Annual minimum rental payments under this lease range from $12.9 million to $20.8 million. We also maintain operating leases for datacenter space in Chicago, which expires in March 2031. Annual minimum rental payments under this lease range from $16.8 million to $18.3 million. The operating lease for our office space in New York expires in December 2028. Annual minimum rental payments under this lease range from $13.3 million to $14.5 million.
Purchase obligations include minimum payments due under agreements for advertising, licensing, hardware, software and maintenance as well as telecommunication services. Debt obligations include repayment of principal and interest associated with the debt obligations. Other long-term liabilities include deferred payments for previous acquisitions completed by NEX before being acquired by CME Group.
Future capital expenditures for technology are anticipated as we continue to support our growth through increased system capacity, performance improvements as well as improvements to some of our office spaces. Each year, capital expenditures are incurred for improvements to and expansion of our offices, remote data centers, telecommunications network and other operating equipment. In 2019, we expect capital expenditures to total approximately $180.0 million to $190.0 million. We continue to monitor our capital needs and may revise our forecasted expenditures as necessary in the future.
We intend to continue to pay a regular quarterly dividend to our shareholders, which is set at between 50% to 60% of the prior year's cash earnings. The decision to pay a dividend and the amount of the dividend; however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. CME Group is also required to comply with restrictions contained in the general corporation laws of its state of incorporation, which could also limit its ability to declare and pay dividends. On February 6, 2019 the board of directors declared a regular quarterly dividend of $0.75 per share. The dividend will be payable on March 25, 2019 to shareholders of record on March 8, 2019. Assuming no changes in the number of shares outstanding, the first quarter dividend payment will total approximately $270.0 million. The board of directors also declared an additional, annual variable dividend of $1.75 per share on December 5, 2018 paid on January 16, 2019 to the shareholders of record on December 28, 2018. In general, the amount of the annual variable dividend will be determined by the end of each year, and the level will increase or decrease from year to year based on operating results, capitalization expenditures, potential merger and acquisition activity and other forms of capital return including regular dividends and share buybacks during the prior year.
Sources and Uses of Cash
The following is a summary of cash flows from operating, investing and financing activities.

				Year-over-Year Change
(dollars in millions)	2018	2017	2016	2018-2017	2017-2016
Net cash provided by operating activities	$2,440.8	$1,751.1	$1,732.0	39%	1%
Net cash (used by) provided by investing activities	(1,889.6)	179.9	53.7	n.m.	n.m.
Net cash used in financing activities	(1,080.0)	(1,985.3)	(1,620.5)	(46)	23
 _______________
n.m. not meaningful
Operating activities
The increases in net cash provided by operating activities from 2016 through 2018 were largely attributable to increases in trading volumes, lower overall tax payments due to a reduction in the federal tax rate as well as higher investment income related to our reinvestment of cash performance bonds and guaranty fund collateral, net of the distribution of interest earned to the clearing firms.
Investing activities
The increase in cash used in investing activities in 2018 when compared with 2017 was largely due to the cash consideration required for the acquisition of NEX, net of cash received.
The increase in cash provided by investing activities in 2017 when compared with 2016 was due to proceeds from the sale of BM&FBOVESPA and Bolsa Mexicana de Valores, S.A.B. de C.V. shares.
Financing activities
The decrease in cash used in financing activities in 2018 when compared with 2017 was due to proceeds from the debt offering in the second quarter of 2018 as well as the net proceeds from issuance of commercial paper, which was used to finance the cash consideration for the acquisition of NEX. The decrease in cash used in financing activities was partially offset by an increase in cash dividends and the repayment of outstanding debt assumed in the acquisition of NEX.
The increase in cash used by financing activities in 2017 when compared with 2016 was attributable to higher cash dividends declared in 2017. The increase was partially offset by proceeds from a finance lease obligation related to the sale leaseback of the datacenter in the first quarter of 2016.

Debt Instruments
The following table summarizes our debt outstanding as of December 31, 2018:

(in millions)	Par Value
Fixed rate notes due March 2019, stated rate of 3.13% (1)	€350.0
Term loan due March 2019, stated rate at 0.81% (2)	¥19,100.0
Fixed rate notes due September 2022, stated rate of 3.00% (3)	$750.0
Fixed rate notes due May 2023, stated rate of 4.30%	€15.0
Fixed rate notes due March 2025, stated rate of 3.00% (4)	$750.0
Fixed rate notes due June 2028, stated rate of 3.75%	$500.0
Fixed rate notes due September 2043, stated rate of 5.30% (5)	$750.0
Fixed rate notes due June 2048, stated rate of 4.15%	$700.0
Commercial Paper	$390.0
 _______________

(1)
We maintain a cross-currency swap contract, which swaps a euro-based stated interest rate of 3.13% for a pound-based interest rate of 4.40% and a euro-based principal repayment for a pound-based principal repayment on €250.0 million fixed rate notes.

(2)	We maintain a hedge contract to fix the exchange rate for the maturing principal and interest at a fixed British pound to Japanese yen exchange rate.

(3)
We maintain a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.

(4)
We maintain a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%.

(5)	We maintain a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 4.73%.
In June 2018, we completed offerings of $500.0 million of 3.75% fixed rate notes due June 2028 and $700.0 million of 4.15% fixed rate notes due June 2048. We used the net proceeds from the offering, together with cash on hand, to finance the cash consideration for the acquisition of NEX. In connection with the acquisition, we issued commercial paper in the fourth quarter of 2018 and have an outstanding balance of $389.9 million at December 31, 2018. The commercial paper is backed by the $2.4 billion multi-currency revolving senior credit facility.
As part of our acquisition of NEX, we assumed their outstanding debt, which included a €350.0 million Eurobond maturing in March 2019, a ¥19.1 billion term loan maturing in March 2019 and a €15.0 million fixed rate note maturing in May 2023. NEX maintained a £350.0 million revolving credit facility that was paid down and terminated in November 2018.
We maintain a $2.4 billion multi-currency revolving senior credit facility with various financial institutions, which matures in November 2022. The proceeds from this facility can be used for general corporate purposes, which includes providing liquidity for our clearing house in certain circumstances at CME Group's discretion and, if necessary, for maturities of commercial paper. As long as we are not in default under this facility, we have the option to increase it up to $3.0 billion with the consent of the agent and lenders providing the additional funds. This facility is voluntarily pre-payable from time to time without premium or penalty. Under this facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity at September 30, 2017, giving effect to share repurchases made and special dividends paid during the term of the agreements (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings outstanding under this facility, but the outstanding commercial paper balance is backstopped against this facility.
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by CME Clearing. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. At December 31, 2018, guaranty funds available to collateralize the facility totaled $7.4 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility. On November 1, 2018, we amended and extended the agreement to include two extension dates, which allow us to terminate or extend the agreement within six or nine months.
The indentures governing our fixed rate notes, our $2.4 billion multi-currency revolving senior credit facility and our 364-day multi-currency revolving secured credit facility for $7.0 billion do not contain specific covenants that restrict the ability to pay dividends. These documents, however, do contain other customary financial and operating covenants that place restrictions on the operations of the company that could indirectly affect the ability to pay dividends.
At December 31, 2018, we have excess borrowing capacity for general corporate purposes of approximately $2.0 billion under our multi-currency revolving senior credit facility.
At December 31, 2018, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities or U.S. dollars in lieu of, or in combination with, irrevocable letters of credit. At December 31, 2018, we had pledged letters of credit totaling $285.0 million.
The following table summarizes our credit ratings as of December 31, 2018:

Rating Agency	Short-Term Debt Rating	Long-Term Debt Rating	Outlook
Standard & Poor’s	A1+	AA-	Stable
Moody’s Investors Service	P1	Aa3	Stable
Given our cash flow generation, our ability to pay down debt levels and our ability to refinance existing debt facilities, if necessary, we expect to maintain an investment grade rating. If our ratings are downgraded below investment grade due to a change of control, we are required to make an offer to repurchase our CME Group fixed rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements as defined by Securities and Exchange Commission rules and regulations.
Liquidity and Cash Management
Cash and cash equivalents totaled $1.4 billion at December 31, 2018 and $1.9 billion at December 31, 2017. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets on the consolidated balance sheets.
Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that no contribution will be necessary in 2019 as we exceeded our funding goal by $50.7 million in 2018. However, the amount of the actual contribution is contingent on various factors, including the actual rate of return on our plan assets during 2019 and the December 31, 2019 discount rate.
Regulatory Requirements
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

BrokerTec Americas LLC is required to maintain sufficient net capital under Securities Exchange Act Rule 15c3-1 (the “Net Capital Rule”). The Net Capital Rule focuses on liquidity and is designed to protect securities customers, counterparties, and creditors by requiring that broker-dealers have sufficient liquid resources on hand at all times to satisfy claims promptly. Rule 15c3-3, or the customer protection rule, which complements rule 15c3-1, is designed to ensure that customer property (securities and funds) in the custody of broker-dealers is adequately safeguarded. By law, both of these rules apply to the activities of registered broker-dealers, but not to unregistered affiliates. Since the firm does not hold any customer securities or funds, the firm received approval from the Financial Industry Regulatory Authority and the SEC to become a (k)(2)(i) broker dealer in November 2017. A company operating under the (k)(2)(i) exemption is not required to lock up customer funds as would otherwise be required under Rule 15c3-3 of the Securities Exchange Act.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices.
Interest Rate Risk
Debt outstanding at December 31, 2018 consisted of fixed-rate borrowings of $4.4 billion (in U.S. dollar equivalent). Changes in interest rates impact the fair values of fixed-rate debt, but do not impact earnings or cash flows. We did not have any variable-rate borrowings at December 31, 2018. At December 31, 2018, we maintained $389.9 million of commercial paper. Commercial paper is considered a fixed rate borrowing; however, because maturities for commercial paper are generally less than 90 days, commercial paper is considered subject to interest rate fluctuations.
Credit Risk
CME Clearing House
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
In order to ensure performance, we establish and monitor financial requirements for our clearing firms. We set minimum performance bond requirements for exchange-traded and interest rate swaps products. For clearing firms, we establish performance bond requirements to cover at least 99% of expected price changes for a given product within a given historical period with further quantitative and qualitative considerations based on market risk. We establish haircuts applied to collateral deposited to meet performance bond requirements to cover at least 99% of expected price changes and foreign currency changes for a given asset within a given historical period with further quantitative and qualitative considerations. Haircuts vary depending on the type of collateral and maturity. We mark-to-market open positions of clearing firms at least once a day (twice a day for futures and options contracts) and require payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. We have the capability to mark-to-market more frequently as market conditions warrant. These practices allow our clearing house to quickly identify any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open positions before those financial obligations become exceptionally large and jeopardize the ability of our clearing house to ensure performance of their open positions.
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
We maintain two separate financial safeguard packages:

•	a financial safeguard package for all futures and options contracts other than cleared interest rate swap contracts (base package); and

•	a financial safeguard package for cleared interest rate swap contracts.
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
We maintain a $7.0 billion 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by CME Clearing. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral) or in the event of a temporary disruption with the payments systems that would delay payment of settlement variation between us and our clearing firms. The credit agreement requires us to pledge certain assets to the line of credit custodian prior to drawing on the line of credit. Pledged assets may include clearing firm guaranty fund deposits held by us in the form of cash or U.S. Treasury securities. Performance bond collateral of a defaulting clearing firm may also be used to secure a draw on the line. In addition to the 364-day multi-currency line of credit, we also have the option to use our $2.4 billion multi-currency revolving senior credit facility to provide liquidity for our clearing house in the unlikely event of default.
At December 31, 2018, aggregate performance bond deposits for clearing firms for both financial safeguard packages was $143.2 billion including $38.2 billion of cash performance bond deposits and $2.7 billion of letters of credit. A defaulting firm's performance bond deposits can be used in the event of default of that clearing firm.
The following shows the available assets at December 31, 2018 in the event of a payment default by a clearing firm for the base financial safeguard package after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing Available Assets
Designated corporate contributions for futures and options(1)	$100.0
Guaranty fund contributions(2)	4,096.0
Assessment powers(3)	11,264.0
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

The following shows the available assets for the interest rate swap financial safeguard package at December 31, 2018 in the event of a payment default by a clearing firm that clears interest rate swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	CME Clearing Available Assets
Designated corporate contributions for interest rate swap contracts(1)	$150.0
Guaranty fund contributions(2)	3,319.5
Assessment powers(3)	1,121.9
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

BrokerTec Matched Principal Business
BrokerTec maintains a matched principal business, where it serves as a fully matched counterparty to offsetting positions entered into by clients on its electronic trading platform to facilitate anonymity and access to clearing and settlement. BrokerTec uses Fixed Income Clearing Corporation (FICC), a third-party central clearing house as well as a third-party clearing bank for the settlement of transactions and is required to post short-term margin requirements twice a day that can vary based on the size of unsettled transactions and any adverse market changes. At December 31, 2018, the balance of the collateral at FICC was $100.0 million, which was included in other current assets on the consolidated balance sheet.
Without sufficient funds to meet its obligations, BrokerTec could be exposed to risk of breach of contract with the counterparties and the inability to continue as a member of the third-party central clearing house. Transactions with clearing house members are typically confirmed and novated shortly after execution, at which point the clearing house assumes the risk of settlement. For transactions with counterparties that are not members of the clearing house, settlement typically occurs on the day following execution and, prior to settlement, BrokerTec is exposed to the risk of loss in the event a counterparty fails to meet its obligations. If that were to occur, BrokerTec would have the right to cover or liquidate the open position but could incur a loss as a result of market movements.
Foreign Currency Exchange Rate Risk
Foreign Currency Transaction Risk
We have foreign currency transaction risk related to changes in exchange rates on monetary assets, liabilities, revenues and expenses held at subsidiaries where those balances and activity are denominated in a currency other than the subsidiary's functional currency. Gains and losses on foreign currency transactions result primarily from cash, debt and other monetary assets, liabilities, revenues and expenses denominated in British pounds, euros and Japanese yen. During 2018, we maintained a restricted cash balance of $1.6 billion held for the acquisition of NEX, which was denominated in British pounds. This cash balance contributed to a significant portion of the net foreign currency transaction loss incurred in 2018.
In conjunction with the acquisition, we assumed the outstanding debt of NEX on the acquisition date, which includes a €350.0 million Eurobond maturing in March 2019, a ¥19.1 billion term loan due in March 2019 and a €15.0 million fixed rate note maturing in May 2023. Since the debt is denominated in euros and Japanese yen, we have foreign currency transaction risk related to changes in these currencies until the debt is repaid. We maintain a hedge contract on the exchange rate risk between the Japanese yen and the British pound on the maturing principal and interest payments of the Japanese yen-based term loan, but we have foreign currency transaction risk between the U.S. dollar and the British pound until the Japanese yen-based term loan is repaid. We also maintain a cross-currency swap on part of the outstanding par value on our €350.0 million Eurobond maturing in March 2019, which swaps our euro-based principal and interest payments for British pound-based payments.
Aggregate transaction gains (losses) for 2018, 2017 and 2016 were $(73.6) million, $9.4 million and $(24.5) million, respectively. We expect the foreign currency gain/loss to continue to fluctuate as long as we continue to hold monetary assets and liabilities at those subsidiaries.
Foreign Currency Translation Risk
We have foreign currency translation risk related to the translation of our foreign subsidiaries' assets, liabilities, revenues and expenses from their respective functional currencies to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets, liabilities, revenues and expenses we report on our consolidated balance sheets and consolidated statements of income. The financial statements of those foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of shareholders' equity and comprehensive income. Aggregate translation gains (losses), net of tax, for 2018, 2017 and 2016 were $(2.5) million, $7.5 million and $(6.9) million, respectively.
Foreign Currency Exchange Risk Related to Customer Collateral
A portion of performance bond deposits is denominated in various foreign currencies. We mark-to-market all deposits daily and require payment from clearing firms whose collateral has lost value due to changes in foreign currency rates and price. Therefore, our exposure to foreign currency risk related to performance bond deposits is considered minimal and is not expected to be material to our financial condition or operating results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data; shares in thousands)

	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$1,374.5	$1,903.6
Marketable securities	72.9	90.1
Accounts receivable, net of allowance of $2.7 and $2.2	553.3	359.7
Other current assets (includes $1.5 and $0 in restricted cash)	430.5	367.8
Performance bonds and guaranty fund contributions	39,455.5	44,185.3
Total current assets	41,886.7	46,906.5
Property, net	448.7	399.7
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	5,500.1	2,346.3
Goodwill	10,805.3	7,569.0
Other assets (includes $1.2 and $2.4 in restricted cash)	1,659.6	1,394.4
Total Assets	$77,475.7	$75,791.2

Liabilities and Equity
Current Liabilities:
Accounts payable	$116.0	$31.3
Short-term debt	574.2	—
Other current liabilities	1,126.9	1,456.3
Performance bonds and guaranty fund contributions	39,455.5	44,185.3
Total current liabilities	41,272.6	45,672.9
Long-term debt	3,826.8	2,233.1
Deferred income tax liabilities, net	5,665.9	4,857.7
Other liabilities	745.1	615.7
Total Liabilities	51,510.4	53,379.4

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of December 31, 2018 and 2017; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized as of December 31, 2018 and 2017, 356,824 and 339,235 shares issued and outstanding as of December 31, 2018 and 2017, respectively	3.6	3.4
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of December 31, 2018 and 2017	—	—
Additional paid-in capital	21,054.3	17,896.9
Retained earnings	4,855.3	4,497.2
Accumulated other comprehensive income (loss)	5.3	14.3
Total CME Group shareholders’ equity	25,918.5	22,411.8
Non-controlling interests	46.8	—
Total Equity	25,965.3	22,411.8
Total Liabilities and Equity	$77,475.7	$75,791.2

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)

	Year Ended December 31,
	2018	2017	2016
Revenues
Clearing and transaction fees	$3,667.0	$3,098.6	$3,036.4
Market data and information services	449.6	391.8	406.5
Other	192.8	154.3	152.3
Total Revenues	4,309.4	3,644.7	3,595.2
Expenses
Compensation and benefits	672.2	563.9	543.2
Technology	117.2	101.6	97.6
Professional fees and outside services	166.1	117.6	144.4
Amortization of purchased intangibles	130.0	95.5	96.1
Depreciation and amortization	118.7	113.0	129.2
Licensing and other fee agreements	170.6	146.3	135.8
Other	327.0	196.2	248.4
Total Expenses	1,701.8	1,334.1	1,394.7
Operating Income	2,607.6	2,310.6	2,200.5

Non-Operating Income (Expense)
Investment income	745.1	531.7	141.8
Interest and other borrowing costs	(157.7)	(117.0)	(123.5)
Equity in net earnings (losses) of unconsolidated subsidiaries	152.8	129.2	110.2
Other non-operating income (expense)	(570.0)	(328.2)	(41.4)
Total Non-Operating Income (Expense)	170.2	215.7	87.1
Income before Income Taxes	2,777.8	2,526.3	2,287.6
Income tax provision (benefit)	814.1	(1,537.1)	753.5
Net Income	1,963.7	4,063.4	1,534.1
Less: net (income) loss attributable to non-controlling interests	(1.5)	—	—
Net Income Attributable to CME Group	$1,962.2	$4,063.4	$1,534.1

Earnings per Common Share Attributable to CME Group:
Basic	$5.73	$12.00	$4.55
Diluted	5.71	11.94	4.53
Weighted Average Number of Common Shares:
Basic	342,344	338,707	337,496
Diluted	343,737	340,226	338,966

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$1,963.7	$4,063.4	$1,534.1
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(0.8)	30.2	170.0
Reclassification of gains (losses) on sale included in investment income	—	(89.5)	(48.7)
Income tax benefit (expense)	0.2	79.4	(45.8)
Investment securities, net	(0.6)	20.1	75.5
Defined benefit plans:
Net change in defined benefit plans arising during the period	(15.3)	0.3	(5.1)
Amortization of net actuarial (gains) losses and prior service costs included in compensation and benefits expense	2.6	2.9	3.2
Income tax benefit (expense)	3.2	(1.5)	0.7
Defined benefit plans, net	(9.5)	1.7	(1.2)
Derivative investments:
Net unrealized holding gains (losses) arising during the period	0.9	—	—
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(1.2)	(1.2)	(1.2)
Income tax benefit (expense)	0.1	0.3	0.5
Derivative investments, net	(0.2)	(0.9)	(0.7)
Foreign currency translation:
Foreign currency translation adjustments	(2.5)	10.4	(8.2)
Income tax benefit (expense)	—	(2.9)	1.3
Foreign currency translation, net	(2.5)	7.5	(6.9)
Other comprehensive income (loss), net of tax	(12.8)	28.4	66.7
Comprehensive income	1,950.9	4,091.8	1,600.8
Less: comprehensive (income) loss attributable to non-controlling interest	(1.5)	—	—
Comprehensive income attributable to CME Group	$1,949.4	$4,091.8	$1,600.8

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2015	336,938	3	$17,725.0	$2,907.6	$(80.8)	$20,551.8
Net income				1,534.1		1,534.1
Other comprehensive income					66.7	66.7
Dividends on common stock of $5.65 per share				(1,917.2)		(1,917.2)
Exercise of stock options	686		51.8			51.8
Excess tax benefits from option exercises and restricted stock vesting			9.5			9.5
Vesting of issued restricted Class A common stock	570		(26.8)			(26.8)
Shares issued to Board of Directors	26		2.5			2.5
Shares issued under Employee Stock Purchase Plan	20		2.1			2.1
Stock-based compensation			66.2			66.2
Balance at December 31, 2016	338,240	3	$17,830.3	$2,524.5	$(14.1)	$20,340.7

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2016	338,240	3	$17,830.3	$2,524.5	$(14.1)	$20,340.7
Net income				4,063.4		4,063.4
Other comprehensive income					28.4	28.4
Dividends on common stock of $6.14 per share				(2,088.5)		(2,088.5)
Impact of adoption of standards update on employee share-based payments, net of tax			1.4	(2.2)		(0.8)
Exercise of stock options	444		36.7			36.7
Vesting of issued restricted Class A common stock	511		(31.3)			(31.3)
Shares issued to Board of Directors	20		2.4			2.4
Shares issued under Employee Stock Purchase Plan	20		2.8			2.8
Stock-based compensation			58.0			58.0
Balance at December 31, 2017	339,235	3	$17,900.3	$4,497.2	$14.3	$22,411.8

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Shareholders' Equity
Balance at December 31, 2017	339,235	3	$17,900.3	$4,497.2	$14.3	$22,411.8	$—	$22,411.8
Net income				1,962.2		1,962.2	1.5	1,963.7
Other comprehensive income					(12.8)	(12.8)		(12.8)
Dividends on common stock of $4.55 per share				(1,591.6)		(1,591.6)		(1,591.6)
Impact of adoption of standards update on tax effects related to accumulated other comprehensive income and revenue recognition				(12.5)	3.8	(8.7)		(8.7)
Common stock issued to complete the acquisition of NEX	16,927		3,105.8			3,105.8		3,105.8
Non-controlling interest resulting from the acquisition of NEX						—	45.3	45.3
Exercise of stock options	175		11.5			11.5		11.5
Vesting of issued restricted Class A common stock	449		(35.0)			(35.0)		(35.0)
Shares issued to Board of Directors	16		2.8			2.8		2.8
Shares issued under Employee Stock Purchase Plan	22		4.0			4.0		4.0
Stock-based compensation			68.5			68.5		68.5
Balance at December 31, 2018	356,824	3	$21,057.9	$4,855.3	$5.3	$25,918.5	$46.8	$25,965.3

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income	$1,963.7	$4,063.4	$1,534.1
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	96.5	58.0	66.2
Amortization of purchased intangibles	130.0	95.5	96.1
Depreciation and amortization	118.7	113.0	129.2
Loss on datacenter	—	—	27.1
Gain on sale of BM&FBOVESPA shares	—	(86.5)	(48.4)
Gain on sale of Bolsa Mexicana de Valores, S.A.B de C.V.	—	(2.3)	—
Income tax expense reclassified from accumulated other comprehensive income upon final sale of BM&FBOVESPA shares	—	87.8	—
Loss on derivative contracts	62.3	—	—
Net realized and unrealized gains on privately-held equity investments	(97.4)	—	—
Undistributed earnings, net of losses, of unconsolidated subsidiaries	(8.3)	(26.8)	(2.3)
Deferred income taxes	114.3	(2,445.6)	(83.0)
Change in:
Accounts receivable	(65.5)	6.0	(8.1)
Other current assets	(84.9)	(26.1)	1.2
Other assets	29.7	(77.1)	(3.4)
Accounts payable	32.3	5.1	(2.6)
Income taxes payable	195.4	3.5	60.5
Other current liabilities	(36.8)	(8.9)	(12.4)
Other liabilities	(20.5)	(8.5)	(22.5)
Other	11.3	0.6	0.3
Net Cash Provided by Operating Activities	2,440.8	1,751.1	1,732.0

Cash Flows from Investing Activities
Proceeds from maturities and sales of available-for-sale marketable securities	11.8	2.5	41.7
Purchases of available-for-sale marketable securities	(10.0)	(3.0)	(45.9)
Purchases of property, net	(116.7)	(81.9)	(91.8)
Investments in business ventures	—	(5.3)	(9.1)
Proceeds from sale of business ventures	20.7	4.0	8.8
Proceeds from sale of BM&FBOVESPA shares	—	244.0	150.0
Proceeds from sale of Bolsa Mexicana de Valores, S.A.B de C.V.	—	19.6	—
Cash paid to acquire NEX, net of cash received	(1,795.4)	—	—
Net Cash (Used in) Provided by Investing Activities	(1,889.6)	179.9	53.7

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Financing Activities
Issuance of commercial paper, net of maturities	$386.9	$—	$—
Proceeds from other borrowings, net of issuance costs	1,185.0	—	—
Repayment of other borrowings	(452.5)	—	—
Cash dividends	(2,149.9)	(1,993.5)	(1,787.2)
Premium payment for derivative contract	(30.0)	—	—
Proceeds from exercise of stock options	11.5	36.7	51.8
Proceeds from lease financing obligation	—	—	130.0
Excess tax benefits related to employee option exercises and restricted stock vesting	—	—	9.5
Employee taxes paid on restricted stock vesting	(35.0)	(31.3)	(26.8)
Other	4.0	2.8	2.2
Net Cash Used in Financing Activities	(1,080.0)	(1,985.3)	(1,620.5)

Net change in cash, cash equivalents and restricted cash	(528.8)	(54.3)	165.2
Cash, cash equivalents and restricted cash, beginning of period	1,906.0	1,960.3	1,795.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,377.2	$1,906.0	$1,960.3

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,374.5	$1,903.6	$1,868.6
Short-term restricted cash	1.5	—	30.0
Long-term restricted cash	1.2	2.4	61.7
Total	$1,377.2	$1,906.0	$1,960.3

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$577.4	$762.8	$706.7
Interest paid	108.3	84.8	84.8
Non-cash financing activities:
Common stock issued for the acquisition of NEX	3,105.8	—	—
Declaration of annual variable dividend, payable in January 2019, January 2018 and January 2017	624.4	1,187.3	1,099.3

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS
CME Group Inc. (CME Group) offer the widest range of global benchmark products across all major asset classes based on interest rates, equity indexes, foreign exchange, energy, agricultural commodities and metals. The company offers futures and options on futures trading across asset classes through the CME Globex platform, fixed income trading via BrokerTec and FX trading on the EBS platform. In addition, it operates one of the world’s leading central counterparty clearing houses. Through its clearing house, CME Group offers clearing, settlement and guarantees for all products cleared through the clearing house.
Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and Commodity Exchange, Inc. (COMEX), wholly-owned subsidiaries of CME Group, are designated contract markets for the trading of futures and options on futures contracts.
Effective November 2, 2018, CME Group completed its acquisition of NEX Group plc (NEX). NEX offers electronic trade execution platforms for the foreign exchange and fixed income over-the-counter markets as well as other services across the transaction lifecycle, including trade and portfolio management and portfolio compression. The financial statements and accompanying notes presented in this report include the financial results of NEX and its subsidiaries beginning on November 3, 2018.
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
Use of Estimates. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts on the consolidated financial statements and accompanying notes. Estimates are based on historical experience, where applicable, and assumptions management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.
Cash and Cash Equivalents. Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less at the time of purchase.
Financial Investments. The company maintains short-term and long-term investments, classified as equity method investments, equity securities, available-for-sale debt securities, and trading securities. Available-for-sale debt securities are carried at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Trading securities held in connection with non-qualified deferred compensation plans and equity securities are recorded at fair value, with net realized and unrealized gains and losses and dividend income reported as investment income. For equity investments in privately-held entities that do not have a readily determinable fair value, our accounting policy is to utilize the measurement alternative for valuation of these investments, which permits the company to estimate fair value at cost minus impairment, plus or minus changes resulting from observable price movements. Also, the company maintains long-term investments accounted for under the equity method, which requires that the company recognize our share of net income (loss) in the investee as an adjustment to the carrying amount of the investment each reporting period.
The company reviews its investment portfolio to determine whether a decline in fair value below the carrying value is other-than-temporary. If events and circumstances indicate that a decline in the value of one or more assets has occurred and is deemed to be other-than-temporary, the carrying value of the investment is reduced to its fair value and a corresponding impairment expense is charged to earnings.
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
Derivative Investments. The company uses derivative instruments to limit exposure to changes in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value on the consolidated balance sheets. For those derivatives that meet the criteria for hedge accounting and are classified as effective cash flow hedges, changes in the fair value of the hedges is deferred in accumulated other comprehensive income. Any realized gains and losses from effective hedges are classified within the same financial statement line item on the consolidated statements of income as the hedge risk. For any hedges no longer deemed effective or for which hedge accounting is not applied, changes in fair value of the derivative instruments are recognized in earnings immediately.
Accounts Receivable. Accounts receivable are comprised of trade receivables and unbilled revenue. All accounts receivable are stated at cost. Exposure to losses on receivables for clearing and transaction fees and other amounts owed by clearing and trading firms is dependent on each firm's financial condition. With respect to clearing firms, our credit loss exposure is mitigated by the memberships that collateralize fees owed to the company. The company retains the right to liquidate clearing firm memberships to satisfy an outstanding receivable. The allowance for doubtful accounts is calculated based on historical losses and management's assessment of probable future collections.
Performance Bonds and Guaranty Fund Contributions. Performance bonds and guaranty fund contributions held for clearing firms may be in the form of cash, securities or other non-cash deposits.
Performance bonds and guaranty fund contributions received in the form of cash held by CME may be invested in U.S. government securities, U.S. government agency securities and certain foreign government securities acquired through and held by a bank or broker-dealer subsidiary of a bank, a cash account at the Federal Reserve Bank of Chicago, reverse repurchase agreements secured with highly rated government securities, money market funds or through CME's Interest Earning Facility (IEF) program. Any interest earned on CME investments accrues to CME and is included in investment income on the consolidated statements of income. CME may distribute any interest earned on its investments to the clearing firms at its discretion. Because CME has control of the cash collateral and the benefits and market risks of ownership accrue to CME, cash performance bonds and guaranty fund contributions are reflected on the consolidated balance sheets. Performance bonds and guaranty fund contributions assets on the consolidated balance sheets can include reinvestments in U.S. Treasury and U.S. government agency securities. U.S. Treasury and U.S. government agency securities can be purchased by CME, at its discretion, using cash collateral.
Securities and other non-cash deposits may include U.S. Treasury securities, U.S. government agency securities, Eurobonds, corporate bonds, other foreign government securities and gold bullion. Securities and other non-cash deposits are held in safekeeping by a custodian bank. Interest and gains or losses on securities deposited to satisfy performance bond and guaranty fund requirements accrue to the clearing firm. Because the benefits and risks of ownership accrue to the clearing firm, non-cash performance bonds and guaranty fund contributions are not reflected on the consolidated balance sheets.
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
Operating Leases. The company accounts for our leases of office space as operating leases. Landlord allowances are recorded as a reduction to rent expense on a straight-line basis over the term of the lease. For sale leaseback transactions, the company evaluates the sale and the lease arrangement based on the company's continuing involvement and recognizes the sale leaseback as either a sale leaseback transaction or under the financing method, which requires the asset to remain on the consolidated balance sheets throughout the term of the lease and the proceeds to be recognized as a financing obligation. A portion of the lease payments is recognized as a reduction of the financing obligation and a portion is recognized as interest expense based on an imputed interest rate.
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
Employee Benefit Plans. The company recognizes the funded status of defined benefit postretirement plans on its consolidated balance sheets. Changes in that funded status are recognized in the year of change in other comprehensive income (loss). Plan assets and obligations are measured at year end. The company recognizes future changes in actuarial gains and losses and prior service costs in the year in which the changes occur through accumulated other comprehensive income (loss).
Foreign Currency Translation. Foreign currency denominated assets and liabilities are re-measured into the functional currency using period-end exchange rates. Gains and losses from foreign currency transactions are included in other expense on the accompanying consolidated statements of income. When the functional currency differs from the reporting currency, revenues and expenses of foreign subsidiaries are translated from their functional currencies into U.S. dollars using weighted-average exchange rates while their assets and liabilities are translated into U.S. dollars using period-end exchange rates. Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income (loss) within shareholders' equity.
Revenue Recognition. Revenue recognition policies for specific sources of revenue are discussed below.
Clearing and Transaction Fees. Clearing and transaction fees include per-contract charges for trade execution, clearing, trading on the company's electronic trading platform, portfolio reconciliation and compression services, risk mitigation, and other fees. Fees are charged at various rates based on the product traded, the method of trade, the exchange trading privileges of the customer making the trade and the type of contract. The majority of our clearing and transaction fees are recognized as revenue when a buy and sell order are matched. Therefore, unfilled or canceled buy and sell orders have no impact on revenue. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions. When this information is corrected within the time period allowed by the the company, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The reserve is based on the historical pattern of adjustments processed as well as specific adjustment requests. The company believes the allowances are adequate to cover estimated adjustments.
Market Data and Information Services. Market data and information services represent revenue earned for the dissemination of market information. Revenues are accrued each month based on the number of devices reported by vendors or over a straight line basis in accordance with the market data subscription contract term. The company conducts periodic examinations of the number of devices reported and assesses additional fees as necessary. On occasion, customers will pay for services in a lump sum payment; however, revenue is recognized as services are provided.
Other Revenues. Other revenues include access and communication fees, fees for collateral management and fees for trade order routing through agreements from various strategic relationships as well as other services to members and clearing firms. Revenue is recognized as services are provided.
Concentration of Revenue. One firm represented 10% of the company's clearing and transaction fee revenue in 2018. One firm represented 13% and another firm represented 12% of clearing and transaction fees revenue in 2017. One firm represented 13% and another firm represented 11% of clearing and transaction fees revenue in 2016. Should a clearing firm withdraw from the company, management believes that the customer portion of that firm's trading activity would likely transfer to another clearing firm. Therefore, management does not believe that the company is exposed to significant risk from the ongoing loss of revenue received from a particular clearing firm.
The two largest resellers of market data represented approximately 41% of market data and information services revenue in 2018, 45% in 2017, and 40% in 2016. Should one of these vendors no longer subscribe to the company's market data, management believes that the majority of that firm's customers would likely subscribe to the market data through another reseller. Therefore, management does not believe that the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.
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
Segment Reporting. The company reports the results of its operations as one operating segment primarily comprised of the businesses of CME, CBOT, NYMEX, COMEX, and NEX. The remaining operations do not meet the thresholds for reporting separate segment information.
Newly Adopted Accounting Policies. In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that replaces numerous, industry-specific requirements and converges U.S. accounting standards with International Financial Reporting Standards. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The new standard also requires significant additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The company implemented this standard as of January 1, 2018 using the modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial adoption. Management recognized an $8.7 million reduction to the opening balance of retained earnings as of January 1, 2018, which it believes to be an immaterial impact to the consolidated financial statements. The adjustment to the opening balance of retained earnings primarily relates to a deferral of a portion of clearing and transaction fees revenue earned and recognized subsequent to the contract trade execution date. The on-going application of the new standard has not resulted in a material impact on the company's financial statements.
In January 2016, the FASB issued a standards update that changes how entities measure certain equity investments. It does not change the guidance for classifying and measuring investments in debt securities, loans and equity method investments. Under the new guidance, entities will have to measure many other equity investments at fair value and recognize any changes in fair value in net income, unless the investments qualify for a practicability exception. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities previously classified as available-for-sale in other comprehensive income. For equity investments in privately-held entities that do not have a readily determinable fair value, our accounting policy is to utilize the measurement alternative for valuation of these investments, which permits the company to estimate fair value at cost minus impairment, plus or minus changes resulting from observable price movements. The company adopted this guidance on January 1, 2018. During 2018, the company recorded an increase to the fair values of some of its privately-held equity investments of $82.6 million and also recognized impairment charges of $4.7 million, both of which are presented in investment income on the consolidated statements of income.
In November 2016, the FASB issued a standards update aimed at promoting consistency in the classification and presentation of changes in restricted cash on the statement of cash flows. Previously, there was diversity in practice as to whether the change in restricted cash was included in the reconciliation of beginning-of-period and end-of-period total cash amounts shown on the statements of cash flows. The amendments require that statements of cash flows explain the change during the period in the total of cash, cash equivalents, as well as amounts described as restricted cash on the consolidated balance sheets. This guidance was adopted on January 1, 2018 using the retrospective approach. The statements of cash flows show a decrease in cash balances of $528.8 million for 2018, a decrease in cash balances of $54.3 million for 2017 and an increase in cash balances of $165.2 million for 2016.
In March 2017, the FASB issued a standards update that changes certain presentation and disclosure requirements for employers that sponsor defined benefit pension as well as other postretirement benefit plans. Defined benefit pension cost and postretirement benefit cost (net benefit cost) are comprised of several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits provided to the employees. Under previous accounting guidance, those components were aggregated for reporting in the financial statements within compensation and benefits on the consolidated statements of income. The amendments in the update require that the service cost component is reported in the same line as other compensation costs, whereas the other components of net benefit cost are required to be presented on the consolidated statements of income separately from the service cost component. This update was adopted on January 1, 2018 with retrospective application to the earliest period presented. Total net pension expense remains unchanged upon adoption of the standards update. Following the reclassification, pension expense consists of the following for the periods presented:

(in millions)	2018	2017	2016
Service cost recognized in compensation and benefits expense	$19.1	$18.7	$16.7
Other components of pension expense recognized in other non-operating income (expense)	(8.9)	(1.4)	(2.2)
Total net pension expense	$10.2	$17.3	$14.5
In August 2017, the FASB issued a standards update that amends the existing hedge accounting model to enable entities to better reflect their risk management activities in the financial statements. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same financial statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The company early adopted this guidance on October 1, 2018 and believes the impact upon adoption of this standard to be immaterial to the financial statements.

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
In August 2018, the FASB issued a standards update that modifies the disclosure requirements for fair value measurements of financial and nonfinancial assets and liabilities. Under the new guidance, entities must disclose the changes in unrealized gains and losses for the period reported in AOCI for recurring level 3 fair value measurements held at the end of the reporting period. In addition, entities must provide the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. Entities are no longer required to disclose the amount of and reasons for transfers between level 1 and level 2 of the fair value hierarchy, as well as the valuation processes for level 3 fair value measurements. This standards update is effective for reporting periods beginning in 2020, with early adoption permitted for the eliminated or modified disclosure requirements. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements should be applied prospectively for only the most recent reporting period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The company early adopted the disclosure requirements from this standards update starting in the third quarter of 2018 by updating the disclosures in the fair value measurements footnote.
In August 2018, the Securities and Exchange Commission (SEC) released guidance aimed at expanding certain disclosures while also eliminating outdated or duplicative disclosure requirements. Specifically, the guidance amends the interim financial statement requirements to require a reconciliation of changes in shareholders' equity in the notes or as a separate statement. This statement should reconcile the beginning balance to the ending balance of each component of shareholders' equity for each period where an income statement is required. The guidance is effective for SEC filings beginning on November 5, 2018. As a result, the company will provide a reconciliation of shareholders' equity for the quarter and year-to-date period and comparable periods beginning in the 2019 quarterly reports. The company has also adopted the disclosure requirements from this guidance as applied to disclosures within this annual report by eliminating some duplicative and outdated disclosure requirements.
Recently Issued Accounting Pronouncements. In February 2016, the FASB issued a standards update that requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. The guidance for lessors is largely unchanged from current accounting rules. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current accounting standards, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Management is on course to comply with the guidance by the effective date as the project team has substantially completed review of the lease agreements and implementation phases. Adoption of this guidance on January 1, 2019 will result in a gross-up of our balance sheet with both a lease asset and lease liability. Presentation of lease expense and the pattern of expense recognition on the consolidated statements of income are expected to remain materially consistent with existing lease accounting guidance.
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
3. BUSINESS COMBINATIONS
On November 2, 2018, the company completed its acquisition of NEX and its subsidiaries in a transaction valued at £11.28 per share ($14.63 per share based on the CME Group share price of $183.75 and the exchange rate of US$1.30:£1 on November 2, 2018), consisting of £5.00 per share in cash and 0.0444 CME Group shares. The total equity value of the transaction is approximately £4.3 billion ($5.6 billion), including the issuance of 16.9 million CME Group class A shares and $2.5 billion of cash consideration. As part of the acquisition, the company also assumed $1.0 billion of existing debt of NEX. The cash consideration was funded with $1.2 billion of net proceeds received from a debt offering of fixed rate notes in June 2018, borrowings from commercial paper and cash on hand. The company entered into this acquisition primarily as a means to expand its product base, further leverage its existing operating model, extend its presence in the over-the-counter market and better position itself to compete on a global scale.
Preliminary Purchase Price Allocation. The preliminary purchase price has been allocated to NEX's net tangible and identifiable intangible assets based on their estimated fair values as of November 2, 2018. The allocation of the purchase price was based on certain preliminary valuations and estimates and assumptions are subject to change. The goodwill generated from the acquisition was primarily attributable to synergies expected to arise after the acquisition. The company expects to finalize its purchase price allocation within the first year. The preliminary purchase price allocation is as follows:

(in millions)
Cash	$668.5
Identifiable intangible assets	3,288.9
Goodwill	3,236.3
Debt assumed	(1,029.1)
Deferred tax liability on identifiable intangible assets	(671.0)
Other assets and liabilities	136.0
Non-controlling interest	(45.3)
Total Purchase Price	$5,584.3

The preliminary fair values of identifiable intangible assets acquired were estimated as follows (in U.S. dollar equivalent):

(in millions)	Fair Value in USD	Estimated Useful Life
Customer relationships	$3,032.3	11 to 19 years
Technology-related intellectual property	156.3	5 to 9 years
Trade names	100.3	3 to 9 years
Total	$3,288.9
NEX maintains a 86.7% ownership interest in Traiana Inc and its subsidiaries, resulting in nonredeemable non-controlling interests included in the company's consolidated statements of equity beginning on November 3, 2018.
4. MARKETABLE SECURITIES
We have equity securities and available-for-sale debt securities classified as marketable securities on our consolidated balance sheets. The amortized cost and fair value of these securities at December 31 were as follows:

	2018		2017
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities (1)	$18.2	$18.1	$20.0	$20.8
Municipal debt securities	1.5	1.7	—	—
Asset-backed security	0.6	0.3	0.6	0.3
Equity securities	—	0.1	—	0.1
Total	$20.3	$20.2	$20.6	$21.2
 _______________
(1) The corporate debt securities are maintained for a non-qualified retirement and benefit plan under the COMEX Members' Recognition and Retention Plan (MRRP) (note 12).
Net unrealized gains (losses) on marketable debt securities classified as available-for-sale are reported as a component of other comprehensive income (loss) and included on the accompanying consolidated statements of comprehensive income and consolidated statements of equity. Changes in the fair value of equity securities are recognized within investment income on the consolidated statements of income.
The fair value and gross unrealized losses of the corporate debt securities and asset-backed security were $12.9 million and $0.6 million, respectively, at December 31, 2018. These corporate debt securities and the asset-backed security were in an unrealized loss position for more than 12 months at December 31, 2018 and were deemed not to be other-than-temporarily impaired. The company does not intend to sell and is not required to sell these securities prior to maturity.
The amortized cost and fair value of the corporate debt securities, asset-backed security, and municipal debt securities at December 31, 2018, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Maturity of one year or less	$1.8	$1.8
Maturity between one and five years	9.1	9.2
Maturity between five and ten years	4.0	3.9
Maturity greater than ten years	5.4	5.2
Total	$20.3	$20.1
The company maintains additional investments in a diverse portfolio of mutual funds related to its non-qualified deferred compensation plans (note 12). The fair value of these securities was $52.7 million and $68.9 million at December 31, 2018 and 2017, respectively.
5. REVENUE RECOGNITION
Revenue from Contracts with Customers. The majority of revenue consists of clearing and transaction fees. The company accounts for revenue in accordance with “Revenue from Contracts with Customers,” which was adopted on January 1, 2018, using the modified retrospective approach. The new standard introduces a framework for recognizing revenue that focuses on the transfer of control rather than risks and rewards. The company recognized a one-time adjustment of $8.7 million within the opening balance of retained earnings as of January 1, 2018 as a result of adopting this standard. This deferral of revenue is primarily related to the outstanding performance obligations for clearing and transaction fees for longer-term cleared swap products.
Clearing and transaction fees. Clearing and transaction fees include electronic trading fees and brokerage commissions, surcharges for privately-negotiated transactions, portfolio reconciliation and compression services, risk mitigation and other volume-related charges for trade contracts. Clearing and transaction fees are assessed upfront at the time of trade execution. As such, the company recognizes the majority of the fee revenue upon successful execution of the trade. The minimal remaining portion of the fee revenue related to settlement activities performed after the trade execution is recognized over the short-term period that the contract is outstanding, based on management’s estimates of the average contract lifecycle. These estimates are based on various assumptions to approximate the amount of fee revenue to be attributed to services performed through contract settlement, expiration, or termination. For cleared trades, these assumptions include the average number of days that a contract remains in open interest, contract turnover, average revenue per day, and revenue remaining in open interest at the end of each period.
The nature of contracts gives rise to several types of variable consideration, including volume-based pricing tiers, customer incentives associated with market maker programs and other fee discounts. The company includes fee discounts and incentives in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee. These estimates are based on historical experience, anticipated performance, and best judgment at the time. Because of the company's certainty in estimating these amounts, they are included in the transaction price of contracts.
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
Other. Other revenues include access and communication fees, fees for collateral management, fees for trade order routing through agreements from various strategic relationships, as well as other post-trade services to customers and clearing firms. Access and communication fees are charges to members and clearing firms that utilize various telecommunications networks and communications services. Fees for these services are generally billed monthly and the associated fee revenue is recognized as billed. Collateral management fees are charged to clearing firms that have collateral on deposit with CME to meet their minimum performance bond and guaranty fund obligations on the exchange. These fees are calculated based on daily collateral balances and are billed monthly. This fee revenue is recognized as billed as the customers receive and consume the benefits of the services. Pricing for strategic relationships may be driven by customer levels and activity. There are fee arrangements which provide for monthly as well as quarterly payments in arrears. Revenue is recognized monthly for strategic relationship arrangements as the customers receive and consume the benefits of the services.

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2018, 2017 and 2016:

(in millions)	2018	2017	2016
Interest rates	$1,201.0	$995.4	$944.5
Equity indexes	687.0	497.1	541.3
Foreign exchange	187.8	185.6	171.6
Agricultural commodities	470.0	436.0	438.6
Energy	744.2	716.2	699.5
Metals	223.9	200.2	179.2
Interest rate swap and credit default swap	61.9	68.1	61.7
Cash markets business	91.2	—	—
Total clearing and transaction fees	3,667.0	3,098.6	3,036.4
Market data and information services	449.6	391.8	406.5
Other	192.8	154.3	152.3
Total revenues	$4,309.4	$3,644.7	$3,595.2

Timing of Revenue Recognition
Services transferred at a point in time	3,561.5	3,052.1	2,991.6
Services transferred over time	738.8	579.9	592.1
One-time charges and miscellaneous revenues	9.1	12.7	11.5
Total revenues	$4,309.4	$3,644.7	$3,595.2
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. For annual licenses and upfront fee arrangements, the company generally bills customers upon contract execution. These payments are recognized as revenue over time as the obligations under the contracts are satisfied. In connection with the NEX acquisition on November 2, 2018, our contract liabilities balance reported an increase related to certain upfront billing arrangements for post-trade services. The contract liability balances during 2018 were not materially impacted by any other factors. The balance of contract liabilities was $44.4 million and $3.9 million as of December 31, 2018 and 2017, respectively.
6. PERFORMANCE BONDS AND GUARANTY FUND CONTRIBUTIONS
The clearing house clears and guarantees the settlement of contracts traded in the futures and options and interest rate swap markets. In its guarantor role, the clearing house has precisely equal and offsetting claims to and from clearing firms on opposite sides of each contract, standing as an intermediary on every contract cleared. In the U.S., clearing firm positions are held according to Commodity and Futures Trading Commission (CFTC) regulatory account segregation standards. To the extent that funds are not otherwise available to satisfy an obligation under the applicable contract, the clearing house bears counterparty credit risk in the event that future market movements create conditions that could lead to clearing firms failing to meet their obligations to the clearing house. The clearing house reduces the exposure through risk management programs that include initial and ongoing financial standards for designation as a clearing firm, performance bond requirements, daily mark-to-market, mandatory guaranty fund contributions and intra-day monitoring.
Each clearing firm is required to deposit and maintain balances in the form of cash, U.S. government securities, certain foreign government securities, bank letters of credit or other approved investments to satisfy performance bond and guaranty fund requirements. All non-cash deposits are marked-to-market and haircut on a daily basis. Securities deposited by the clearing firms are not reflected on the consolidated financial statements and the clearing house does not earn any interest on these deposits. These balances may fluctuate significantly over time due to investment choices available to clearing firms and changes in the amount of contributions required.
The clearing house marks-to-market open positions at least once a day (twice a day for futures and options contracts), and requires payment from clearing firms whose positions have lost value and make payments to clearing firms whose positions have gained value. The clearing house has the capability to mark-to-market more frequently as market conditions warrant.

Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral deposits. For cleared interest rate swap contracts, the maximum exposure related to CME's guarantee would be one full day of changes in fair value of all open positions, before considering CME's ability to access defaulting clearing firms' collateral. During 2018, the clearing house transferred an average of approximately $3.2 billion a day through the clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces the guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2018.
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and maintains a cash account at the Federal Reserve Bank of Chicago. At December 31, 2018 and 2017, CME maintained $24.7 billion and $34.2 billion, respectively, within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
Clearing firms, at their option, may instruct CME to deposit the cash or securities held by CME into one of the IEF programs. The total principal in the IEF programs was $3.1 billion at December 31, 2018 and $1.1 billion at December 31, 2017.
CME and The Options Clearing Corporation (OCC) have a perpetual cross-margin arrangement, whereby a clearing firm may maintain a cross-margin account in which a clearing firm's positions in certain equity index futures and options are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or CME's proportionate share per that agreement. If a participating firm defaults, the gain or loss on the liquidation of the firm's open position and the proceeds from the liquidation of the cross-margin account would be allocated 50% each to CME and OCC. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2018.
In addition, CME has perpetual cross-margin agreements with Fixed Income Clearing Corporation (FICC) whereby the clearing firms' offsetting positions with CME and FICC are subject to reduced performance bond requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC, each clearing house may reduce that firm's performance bond requirements. In the event of a firm default, the total liquidation net gain or loss on the firm's offsetting open positions and the proceeds from the liquidation of the performance bond collateral held by each clearing house's supporting offsetting positions would be divided evenly between CME and FICC. Additionally, if, after liquidation of all the positions and collateral of the defaulting firm at each respective clearing organization, and taking into account any cross-margining loss sharing payments, any of the participating clearing organizations has a remaining liquidating surplus, and any other participating clearing organization has a remaining liquidating deficit, any additional surplus from the liquidation would be shared with the other clearing house to the extent that it has a remaining liquidating deficit. Any remaining surplus funds would be passed to the bankruptcy trustee. The company believes that the guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2018.
Each CME clearing firm for futures and options is required to deposit and maintain specified guaranty fund contributions in the form of cash or approved securities. In the event that performance bonds, guaranty fund contributions and other assets required to support clearing membership of a defaulting CME clearing firm are inadequate to fulfill that clearing firm's outstanding financial obligation, the base guaranty fund for contracts other than interest rate swaps is available to cover potential losses after first utilizing $100.0 million of corporate contributions designated by CME to be used in the event of a default of a clearing firm for the base guaranty fund.
CME maintains a separate guaranty fund to support the clearing firms that clear interest rate swap products. The funds for interest rate swaps are independent of the base guaranty fund and are isolated to clearing firms for products in the respective asset class. Each clearing firm for cleared interest rate swaps is required to deposit and maintain specified guaranty fund contributions in the form of cash or approved securities. In the event that performance bonds, guaranty fund contributions and other assets required to support clearing membership of a defaulting clearing firm for cleared interest rate swap contracts are inadequate to fulfill that clearing firm's outstanding financial obligation, the interest rate swaps contracts guaranty fund is available to cover potential losses after first utilizing $150.0 million of corporate contributions designated by CME to be used in the event of a default of a cleared interest rate swap clearing firm.
CME maintains a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by the clearing house. CME may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between CME and its clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $7.0 billion. At December 31, 2018, guaranty fund contributions available for CME clearing firms were $7.4 billion. CME has the option to request an increase in the line from $7.0 billion to $10.0 billion, subject to the approval of participating banks. In addition to the 364-day fully secured, committed multi-currency line of credit, the company also has the option to use the $2.4 billion multi-currency revolving senior credit facility to provide liquidity for the clearing house in the unlikely event of default.
CME is required under the Commodity Exchange Act in the United States to segregate cash and securities deposited by clearing firms on behalf of its customers. In addition, CME requires segregation of all funds deposited by its clearing firms from operating funds.
Cash and non-cash deposits held as performance bonds and guaranty fund contributions at fair value at December 31 were as follows:

	2018		2017
(in millions)	Cash	Non-Cash Deposits and IEF Funds	Cash	Non-Cash Deposits and IEF Funds
Performance bonds	$38,211.4	$102,264.8	$41,809.5	$86,730.4
Guaranty fund contributions	1,185.9	6,935.9	2,281.2	6,102.4
Cross-margin arrangements	22.3	202.3	93.4	21.5
Performance bond collateral for delivery	35.9	—	1.2	—
Total	$39,455.5	$109,403.0	$44,185.3	$92,854.3

Cross-margin arrangements include collateral for the cross-margin accounts with OCC and FICC.
Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $206.8 million and $111.0 million at December 31, 2018 and 2017, respectively. Intraday settlements may be invested on an overnight basis and are offset by an equal liability owed to clearing firms.
In addition to cash, securities and other non-cash deposits, irrevocable letters of credit may be used as performance bond deposits for clearing firms. At December 31, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in millions)	2018	2017
Performance bonds	$2,699.2	$2,348.4
Cross-margin arrangements	—	59.5
Performance bond collateral for delivery	3,273.0	3,438.5
Total Letters of Credit	$5,972.2	$5,846.4
All cash, securities and letters of credit posted as performance bonds are only available to meet the financial obligations of that clearing firm to the clearing house.

7. PROPERTY
A summary of the property accounts at December 31 is presented below:

(in millions)	2018	2017	Estimated Useful Life
Land and land improvements	$7.8	$7.8	10 - 20 years (1)
Building and building improvements	174.1	173.8	3 - 39 years
Leasehold improvements	215.6	180.5	3 - 24 years
Furniture, fixtures and equipment	371.6	309.9	2 - 7 years
Software and software development costs	440.7	404.3	2 - 4 years
Total property	1,209.8	1,076.3
Less accumulated depreciation and amortization	(761.1)	(676.6)
Property, net	$448.7	$399.7
 _______________
(1) Estimated useful life applies only to land improvements.
8. INTANGIBLE ASSETS AND GOODWILL
On November 2, 2018, the company completed its acquisition of NEX. In connection with the acquisition, the company recognized goodwill and identifiable intangible assets. Amortizable intangible assets related to the acquisition include customer relationships, technology-related intellectual property and trade names. The values of goodwill and intangible assets are based on a preliminary purchase price allocation as of December 31, 2018.
Intangible assets consisted of the following at December 31:

	2018			2017
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$5,862.5	$(1,065.6)	$4,796.9	$2,838.8	$(943.7)	$1,895.1
Technology-related intellectual property	179.1	(25.6)	153.5	29.4	(29.4)	—
Other	102.8	(3.1)	99.7	2.4	(1.2)	1.2
Total Amortizable Intangible Assets	$6,144.4	$(1,094.3)	5,050.1	$2,870.6	$(974.3)	1,896.3

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total Intangible Assets—Other, Net			$5,500.1			$2,346.3
Trading products (1)			$17,175.3			$17,175.3
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

The originally assigned useful lives for the amortizable intangible assets as of December 31, 2018 are as follows:

Clearing firm, market data and other customer relationships	5 - 30 years
Technology-related intellectual property	5 - 9 years
Other	3 - 24.5 years

Total amortization expense for intangible assets was $130.0 million, $95.5 million and $96.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)
2019	$317.6
2020	317.6
2021	317.5
2022	316.9
2023	315.6
Thereafter	3,464.9
Goodwill activity consisted of the following for the years ended December 31, 2018 and 2017:

(in millions)	Balance at December 31, 2017	Business Combinations	Balance at December 31, 2018
CBOT Holdings	$5,066.4	$—	$5,066.4
NYMEX Holdings	2,462.2	—	2,462.2
NEX	—	3,236.3	3,236.3
Other	40.4	—	40.4
Total Goodwill	$7,569.0	$3,236.3	$10,805.3
(in millions)	Balance at December 31, 2016	Business Combinations	Balance at December 31, 2017
CBOT Holdings	$5,066.4	$—	$5,066.4
NYMEX Holdings	2,462.2	—	2,462.2
Other	40.4	—	40.4
Total Goodwill	$7,569.0	$—	$7,569.0
9. LONG-TERM INVESTMENTS
The company maintains various long-term investments as described below. The investments are recorded in other assets on the consolidated balance sheets.
Bursa Malaysia Derivatives Berhad. The company owns a 25% interest in Bursa Malaysia Derivatives Berhad (Bursa Malaysia), and accounts for its investment in Bursa Malaysia using the equity method of accounting. The company's investment in Bursa Malaysia was $27.1 million at December 31, 2018. The company and Bursa Malaysia have entered into several agreements including agreements to provide licensing, order routing and trade matching services.
DME Holdings Limited. The company owns an approximate 50% interest in DME Holdings Limited (DME Holdings), and accounts for its investment in DME Holdings using the equity method of accounting. The company's investment in DME Holdings was $16.8 million at December 31, 2018. The company and DME Holdings maintain an agreement for Dubai Mercantile Exchange futures contracts to be exclusively traded on the CME Globex platform.
S&P/DJI Indices LLC. The company owns a 27% interest in S&P/Dow Jones Indices LLC (S&P/DJI) and accounts for its investment in S&P/DJI using the equity method of accounting. The company's investment in S&P/DJI was $987.7 million at December 31, 2018. The company has long-term exclusive licensing agreements with S&P/DJI to list products based on the Standard & Poor's Indices and Dow Jones Indices.
10. DEBT
In June 2018, the company completed offerings of $500.0 million of 3.75% fixed rate notes due June 2028 and $700.0 million of 4.15% fixed rate notes due June 2048. The company used the net proceeds from the offering, together with cash on hand, to finance the cash consideration for the acquisition of NEX in November 2018.
On November 2, 2018, the company completed its acquisition of NEX. As part of the acquisition, the company assumed euro-denominated fixed rate notes, an outstanding balance on a revolving credit facility denominated in British pounds and U.S. dollars and a term loan denominated in Japanese yen. Prior to December 31, 2018, the company paid down the outstanding balance on the revolving credit facility and the facility was terminated.

Short-term debt outstanding consisted of the following at December 31 (in U.S. dollar equivalent):

(in millions)	2018	2017
€350.0 million fixed rate notes due March 2019, stated rate of 3.13% (1)	$400.7	$—
¥19.1 billion term loan due March 2019, stated rate of 0.81% (2)	173.5	—
Total short-term debt	$574.2	$—
 _______________

(1)
The company maintains a cross-currency swap contract, which swaps a euro-based stated interest rate of 3.13% for a pound-based interest rate of 4.40% and a euro-based principal repayment for a pound-based principal repayment on €250.0 million fixed rate notes.

(2)	The company maintains a hedge contract to fix the exchange rate for the maturing principal and interest at a fixed British pound to Japanese yen exchange rate.
Long-term debt outstanding consisted of the following at December 31 (in U.S. dollar equivalent):

(in millions)	2018	2017
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$746.9	$746.0
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	16.6	—
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	745.6	744.9
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	495.9	—
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	742.4	742.2
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	689.5	—
Commercial paper (4)	389.9	—
Total long-term debt	$3,826.8	$2,233.1
 _______________

(1)
The company maintains a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.

(2)
The company maintains a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%.

(3)
The company maintains a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.73%.

(4)	The commercial paper is backed by the five-year multi-currency revolving credit facility.
Commercial paper with an aggregate par value of $3.3 billion and maturities ranging from 3 to 23 days was issued during 2018. The weighted average discount rate of commercial paper outstanding at December 31, 2018 was 2.54%. The weighted average balance of commercial paper outstanding during the year was $122.6 million.
Long-term debt maturities, at par value (in U.S. dollar equivalent), were as follows as of December 31, 2018:

(in millions)	Par Value
2019	$573.9
2020	—
2021	—
2022	1,140.0
2023	17.2
Thereafter	2,700.0
Commercial paper is considered to mature in 2022 because it is backed by the five-year multi-currency revolving credit facility, which expires in 2022.

11. INCOME TAXES
The company is subject to regulation under a wide variety of U.S., federal, state and foreign tax laws and regulations. Income before income taxes and the income tax provision consisted of the following for the years ended December 31:

(in millions)	2018	2017	2016
Income before income taxes:
Domestic	$2,716.8	$2,464.2	$2,221.8
Foreign	61.0	62.1	65.8
Total	$2,777.8	$2,526.3	$2,287.6
Income tax provision:
Current:
Federal	$524.8	$783.7	$684.4
State	154.2	85.7	118.6
Foreign	20.8	39.1	33.5
Total	699.8	908.5	836.5
Deferred:
Federal	(9.3)	(2,576.3)	(95.4)
State	127.8	130.8	10.0
Foreign	(4.2)	(0.1)	2.4
Total	114.3	(2,445.6)	(83.0)
Total Income Tax Provision (Benefit)	$814.1	$(1,537.1)	$753.5
Reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	2018	2017	2016
Statutory U.S. federal tax rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	4.5	2.1	3.7
Domestic production activities deduction	—	(1.0)	(1.3)
Increase (decrease) in domestic valuation allowance	—	(0.1)	(4.7)
Impact of revised state and local apportionment estimates	3.5	3.1	0.5
Reclassification of accumulated other comprehensive income	—	3.5	—
Impact of 2017 Tax Act	(0.2)	(101.6)	—
Other, net	0.5	(1.8)	(0.3)
Effective Tax Expense (Benefit) Rate	29.3%	(60.8)%	32.9%
In 2018, the effective rate was higher than the statutory tax rate primarily due to the NEX acquisition impact on state tax expense.
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

At December 31, deferred income tax assets (liabilities) consisted of the following:

(in millions)	2018	2017
Deferred Income Tax Assets:
Net operating losses	$42.1	$13.0
Property	0.3	5.5
Accrued expenses, compensation and other	32.6	37.2
Subtotal	75.0	55.7
Valuation allowance	(10.7)	(11.2)
Total deferred income tax assets	64.3	44.5
Deferred Income Tax Liabilities:
Purchased intangible assets	(5,700.6)	(4,902.2)
Total deferred income tax liabilities	(5,700.6)	(4,902.2)
Net Deferred Income Tax Liabilities	(5,636.3)	(4,857.7)
Reported as:
Net non-current deferred tax assets	29.6	—
Net non-current deferred tax liabilities	(5,665.9)	(4,857.7)
Net Deferred Income Tax Liabilities	$(5,636.3)	$(4,857.7)
A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred income tax assets may not be realized. The ultimate realization of the deferred income tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
At December 31, 2018 and 2017, the company had domestic and foreign income tax loss carry forwards of $226.0 million and $73.3 million, respectively. These amounts primarily related to losses from the acquisition of NEX Group plc, Swapstream Limited and its affiliates, the acquisition of Pivot, Inc., losses incurred in the operation of various foreign entities and capital losses from the sales of securities. At December 31, 2018 and 2017, the company determined that it was not more-likely-than-not that deferred income tax assets related to the acquisition of Swapstream Limited and its affiliates and other deferred income tax assets created from the start-up of various foreign operations will be fully realized.
As a result, valuation allowances of $10.7 million and $11.2 million were recorded at December 31, 2018 and 2017, respectively.
The following is a summary of the company’s unrecognized tax benefits:

(in millions)	2018	2017	2016
Gross unrecognized tax benefits	$396.2	$308.8	$252.1
Unrecognized tax benefits, net of tax impacts in other jurisdictions	367.9	276.0	216.1
Unrecognized interest and penalties related to uncertain tax positions	63.5	34.0	32.7
Interest and penalties recognized on the consolidated statements of income	29.5	1.3	13.2
The company does not believe it is reasonably possible that within the next twelve months, unrecognized tax benefits will change by a significant amount.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in millions)	2018	2017	2016
Balance at January 1	$308.8	$252.1	$206.9
Additions based on tax positions related to the current year	27.2	41.8	29.6
Unrecognized tax benefits acquired at date of acquisition	58.4	—	—
Additions for tax positions of prior years	7.7	47.7	18.5
Reductions for tax positions of prior years	(0.3)	(8.7)	(2.8)
Reductions resulting from the lapse of statutes of limitations	(3.1)	(2.1)	(0.1)
Settlements with taxing authorities	(2.5)	(22.0)	—
Balance at December 31	$396.2	$308.8	$252.1
The company is subject to U.S. federal income tax as well as income taxes in Illinois and multiple other state, local and foreign jurisdictions.  As of December 31, 2018, substantially all federal and state income tax matters had been concluded through 2007 and 2006, respectively.
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
The following is a summary of the change in projected benefit obligation:

(in millions)	2018	2017
Balance at January 1	$273.9	$239.9
Service cost	19.1	18.7
Interest cost	10.5	10.8
Actuarial (gain) loss	(23.5)	15.1
Benefits paid	(14.9)	(10.6)
Balance at December 31	$265.1	$273.9
The aggregate accumulated benefit obligation was $240.9 million and $245.4 million at December 31, 2018 and 2017, respectively.
The following is a summary of the change in fair value of plan assets:

(in millions)	2018	2017	2016
Balance at January 1	$348.0	$238.8	$217.5
Actual return on plan assets	(17.3)	29.8	16.0
Employer contributions	—	90.0	15.0
Benefits paid	(14.9)	(10.6)	(9.7)
Balance at December 31	$315.8	$348.0	$238.8
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

The fair value of each major category of plan assets as of December 31 is indicated below:

(in millions)	2018	2017
Level 2:
Money market funds	$8.1	$95.8
Mutual funds:
Fixed income	155.0	109.7
U.S. equity	94.4	83.6
Foreign equity	58.3	58.9
Total	$315.8	$348.0
At December 31, 2018 and 2017, the fair value of pension plan assets exceeded the projected benefit obligation by $50.7 million and $74.1 million, respectively, and the excess was recorded as a non-current pension asset in other assets.
CME's funding goal is to have its pension plan 100% funded at each year-end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2018 assumptions have been used to project the assets and liabilities from December 31, 2018 to December 31, 2019. The result of this projection is that estimated liabilities would not exceed the fair value of the plan assets at December 31, 2019. Accordingly, the company anticipates based on this projection that no additional contribution in 2019 will be necessary for it to meet its funding goal. However, the amount of the actual contribution is contingent on various factors, including the actual rate of return on the plan assets during 2019 and the December 31, 2019 discount rate.
The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate are indicated below:

(in millions)	2018	2017	2016
Components of Net Pension Expense:
Service cost	$19.1	$18.7	$16.7
Interest cost	10.5	10.8	10.3
Expected return on plan assets	(22.1)	(15.1)	(15.7)
Recognized net actuarial loss	2.7	2.9	3.2
Net Pension Expense	$10.2	$17.3	$14.5
Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	4.40%	3.70%	4.30%
Rate of compensation increase	5.00	5.00	5.00
Cash balance interest crediting rate	4.00	4.00	4.00
Assumptions Used to Determine Net Pension Expense:
Discount rate	3.70%	4.30%	4.60%
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	6.50	6.50	7.50
Interest crediting rate	4.00	4.00	4.00
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

	2018	2017
Fixed income	49.1%	31.6%
Money market funds	2.5	27.5
U.S. equity	29.9	24.0
Foreign equity	18.5	16.9
The range of target allocation percentages for 2019 is as follows:

	Minimum	Maximum
Fixed income	50.0%	50.0%
U.S. large-cap equity	10.0%	40.0%
U.S. mid-cap equity	5.0	13.0
U.S. small-cap equity	5.0	10.0
Foreign developed equity	—	20.0
Foreign small-cap equity	—	5.0
Emerging markets equity	—	5.0
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
The pre-tax balance and activity of actuarial losses for the pension plan, which are included in other comprehensive income (loss), for 2018 are as follows:

(in millions)	Actuarial Loss
Balance at January 1	$60.2
Unrecognized net loss	16.0
Recognized as a component of net pension expense	(2.7)
Balance at December 31	$73.5
The company expects to amortize $4.6 million of actuarial loss and prior service costs from accumulated other comprehensive income (loss) into net periodic benefit costs in 2019.
At December 31, 2018, anticipated benefit payments from the plan in future years are as follows:

(in millions)
2019	$18.5
2020	19.5
2021	20.7
2022	21.5
2023	22.1
2024-2028	120.3

Savings Plans. CME maintains a defined contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby all U.S. employees are participants and have the option to contribute to this plan. CME matches employee contributions up to 3% of the employee's base salary and may make additional discretionary contributions.
In addition to the plan for U.S. employees, the company maintains defined contribution savings plans for employees in international locations, including employees for NEX beginning on November 3, 2018.
Aggregate expense for all of the defined contribution savings plans amounted to $13.8 million, $11.8 million and $11.3 million in 2018, 2017 and 2016, respectively.
CME Non-Qualified Plans. CME maintains non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the company and totaled $52.7 million and $68.9 million at December 31, 2018 and 2017 respectively. Although the value of the plans is recorded as an asset in marketable securities on the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense. The non-qualified plans include the following:
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
COMEX Members' Retirement Plan and Benefits. COMEX maintains a non-qualified retirement and benefit plan under the COMEX MRRP. This plan provides benefits to certain members of the COMEX division based on long-term membership, and participation is limited to individuals who were COMEX division members prior to NYMEX's acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of this acquisition. All benefits to be paid under the MRRP are based on reasonable actuarial assumptions which are based upon the amounts that are available and are expected to be available to pay benefits. There were no contributions to the plan in 2018 and 2017. Total contributions to the plan were $3.0 million in 2016. At December 31, 2018 and 2017, the obligation for the MRRP totaled $16.5 million and $18.6 million, respectively. Assets with a fair value of $19.2 million and $21.6 million have been allocated to this plan at December 31, 2018 and 2017, respectively, and are included in marketable securities and cash and cash equivalents on the consolidated balance sheets. The balances in this plan are subject to the claims of general creditors of COMEX.
13. COMMITMENTS
Operating Leases. CME Group has entered into various non-cancellable operating lease agreements, with the most significant being as follows:

•
In connection with the NEX acquisition, we assumed the leasing arrangements associated with office space in New York and London. The New York office lease expires in October 2032, and includes options for lease term extension as well as space expansion to other floors within the building. For the two London offices, Broadgate expires in April 2019 whereas the London Fruit and Wool Exchange lease expires in April 2038, subject to a renewal option.

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

At December 31, 2018, future minimum payments under non-cancellable operating leases were payable as follows (in millions):

Year
2019	$82.5
2020	76.6
2021	74.4
2022	78.7
2023	76.0
Thereafter	586.2
Total	$974.4
Total rental expense, including equipment rental, was $48.1 million in 2018, $41.7 million in 2017 and $47.9 million in 2016.
Other Commitments. Commitments include material contractual purchase obligations that are non-cancellable. Purchase obligations relate to advertising, licensing, hardware, software and maintenance as well as telecommunication services. At December 31, 2018, future minimum payments due under purchase obligations were payable as follows (in millions):

Year
2019	$24.7
2020	19.6
2021	14.4
2022	10.2
2023	8.0
Thereafter	—
Total	$76.9
14. CONTINGENCIES
Legal and Regulatory Matters. In 2013, the CFTC filed suit against NYMEX and two former employees alleging disclosure of confidential customer information in violation of the Commodity Exchange Act. NYMEX’s motion to dismiss was denied in 2014. Based on its investigation to date and advice from legal counsel, the company believes that it has strong factual and legal defenses to the claim.
In 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc. filed suit in federal court alleging that CBOT and CME violated the antitrust laws and tortuously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. On October 31, 2018, the Court granted CBOT's and CME's motion for summary judgment and dismissed the case in its entirety. Eurex has appealed this decision.
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
No accrual was required for legal and regulatory matters as none were probable and estimable as of December 31, 2018 and 2017.

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
15. GUARANTEES
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2019. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of its intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable, standby letters of credit. At December 31, 2018, CME was contingently liable to SGX on irrevocable letters of credit totaling $285.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2018.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund has an aggregate maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at December 31, 2018.
16. CAPITAL STOCK
Shares Outstanding. The following table presents information regarding capital stock:

	December 31,
(in thousands)	2018	2017
Class A common stock authorized	1,000,000	1,000,000
Class A common stock issued and outstanding	356,824	339,235
Class B-1 common stock authorized, issued and outstanding	0.6	0.6
Class B-2 common stock authorized, issued and outstanding	0.8	0.8
Class B-3 common stock authorized, issued and outstanding	1.3	1.3
Class B-4 common stock authorized, issued and outstanding	0.4	0.4
CME Group has no shares of preferred stock issued and outstanding.
Associated Trading Rights. Members of CME, CBOT, NYMEX and COMEX own or lease trading rights which entitle them to access open outcry trading, discounts on trading fees and the right to vote on certain matters as provided for by the rules of the particular exchange and CME Group's or the subsidiaries' organizational documents. Each class of CME Group Class B common stock is associated with a membership in a specific division for trading at CME. A CME trading right is a separate asset that is not part of or evidenced by the associated share of Class B common stock of CME Group. The Class B common stock of CME Group is intended only to ensure that the Class B shareholders of CME Group retain rights with respect to the election of six members to the board of directors and approval rights with respect to the core rights described below.
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
Election of Directors. The CME Group Board of Directors is currently comprised of 21 members. Holders of Class B-1, Class B-2 and Class B-3 common stock have the right to elect six directors, of which three are elected by Class B-1 shareholders, two are elected by Class B-2 shareholders and one is elected by Class B-3 shareholders. The remaining directors are elected by the Class A and Class B shareholders voting as a single class.
Dividends. Holders of Class A and Class B common stock of CME Group are entitled to receive proportionately such dividends, if any, as may be declared by the CME Group board of directors.
CME Group Omnibus Stock Plan. CME Group has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A common stock shares have been reserved for awards under the plan. Awards totaling 24.2 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2018 (note 17).
Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. A total of 625,000 Class A shares have been reserved under this plan, and approximately 383,000 shares have been awarded through December 31, 2018.
Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. A total of 500,000 Class A shares have been reserved under this plan, of which approximately 282,000 shares have been purchased through December 31, 2018 (note 17).
17. STOCK-BASED PAYMENTS
CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A shares have been reserved for awards under the plan. Awards totaling 24.2 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2018. Awards granted generally vest over a four-year period, with 25% vesting one year after the grant date and on that same date in each of the following three years.
Total compensation expense for stock-based payments and total income tax benefit recognized on the consolidated statements of income for stock-based awards were as follows:

(in millions)	2018	2017	2016
Compensation expense	$96.8	$58.3	$66.4
Income tax benefit recognized	27.5	42.6	38.6
At December 31, 2018, there was $138.3 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. The total unrecognized expense is expected to be recognized over a weighted average period of 2.0 years.
Stock options have not been granted since 2012. The following table summarizes stock option activity for 2018. Aggregate intrinsic value is in millions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	572,976	$58	2.7	$50.3
Exercised	(175,224)	66
Cancelled	(525)	84
Outstanding at December 31, 2018	397,227	55	2.0	53.0
Exercisable at December 31, 2018	397,227	55	2.0	53.0

The total intrinsic value of options exercised during 2018, 2017 and 2016 was $17.8 million, $20.4 million and $19.9 million, respectively.
In 2018, the company granted 334,634 shares of restricted Class A common stock and 7,696 shares of restricted stock units. Restricted common stock and restricted stock units generally have a vesting period of two to four years. The fair value related to these grants was $59.2 million, which is recognized as compensation expense on an accelerated basis over the vesting period. Dividends are accrued on restricted Class A common stock and restricted stock units and are paid once the restricted stock vests. In 2018, the company also granted 171,447 performance shares. The fair value related to these grants was $31.1 million, which is recognized as compensation expense on a straight-lined basis over the vesting period. The vesting of these shares is contingent on meeting stated performance or market conditions.
The following table summarizes restricted stock, restricted stock units, and performance shares activity for 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,559,231	$116
Granted	513,777	176
Vested	(449,012)	103
Cancelled	(262,768)	108
Outstanding at December 31, 2018	1,361,228	144
The total fair value of restricted stock, restricted stock units, and performance shares that vested during 2018, 2017 and 2016 was $76.6 million, $66.0 million and $59.8 million, respectively.
Under the ESPP, eligible employees may acquire shares of Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the NASDAQ Global Select Market. Compensation expense is recognized on the dates of purchase for the discount from the closing price. In 2018, 2017 and 2016, a total of 22,249, 19,936 and 19,858 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.4 million for the purchase discount was recognized in 2018, $0.3 million was recognized in 2017 and $0.2 million was recognized in 2016.
During 2018, the board approved an increase in non-executive director compensation. In 2018, non-executive directors received a pro rata annual award of Class A common stock with a value equal to $115,000. Non-executive directors also could elect to receive some or all of the cash portion of their annual stipend, up to $75,000, in shares of stock based on the closing price at the date of distribution. As a result, 16,640 shares, 19,736 shares and 26,439 shares of Class A common stock were issued to non-executive directors during 2018, 2017 and 2016, respectively. These shares are not subject to any vesting restrictions. Expense of $2.6 million, $2.5 million and $2.4 million related to these stock-based payments was recognized for the years ended December 31, 2018, 2017 and 2016, respectively. Beginning in 2019, non-executive directors will receive an annual award of Class A common stock with a value equal to $120,000 and also may elect to receive some or all of the cash portion of their annual stipend, up to $80,000, in shares of stock.

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2017	$0.6	$(36.1)	$58.0	$(8.2)	$14.3
Other comprehensive income before reclassifications and income tax benefit (expense)	(0.8)	(15.3)	0.9	(2.5)	(17.7)
Amounts reclassified from accumulated other comprehensive income	—	2.6	(1.2)	—	1.4
Income tax benefit (expense)	0.2	3.2	0.1	—	3.5
Net current period other comprehensive income	(0.6)	(9.5)	(0.2)	(2.5)	(12.8)
Impact of adoption of standards update on tax effects related to accumulated other comprehensive income	$0.1	$(8.2)	$11.9	$—	$3.8
Balance at December 31, 2018	$0.1	$(53.8)	$69.7	$(10.7)	$5.3

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2016	$(19.5)	$(37.8)	$58.9	$(15.7)	$(14.1)
Other comprehensive income before reclassifications and income tax benefit (expense)	30.2	0.3	—	10.4	40.9
Amounts reclassified from accumulated other comprehensive income	(89.5)	2.9	(1.2)	—	(87.8)
Income tax benefit (expense)	79.4	(1.5)	0.3	(2.9)	75.3
Net current period other comprehensive income	20.1	1.7	(0.9)	7.5	28.4
Balance at December 31, 2017	$0.6	$(36.1)	$58.0	$(8.2)	$14.3

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2015	$(95.0)	$(36.6)	$59.6	$(8.8)	$(80.8)
Other comprehensive income before reclassifications and income tax benefit (expense)	170.0	(5.1)	—	(8.2)	156.7
Amounts reclassified from accumulated other comprehensive income	(48.7)	3.2	(1.2)	—	(46.7)
Income tax benefit (expense)	(45.8)	0.7	0.5	1.3	(43.3)
Net current period other comprehensive income	75.5	(1.2)	(0.7)	(6.9)	66.7
Balance at December 31, 2016	$(19.5)	$(37.8)	$58.9	$(15.7)	$(14.1)

19. FAIR VALUE MEASUREMENTS
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes:

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs consist of observable market data, other than level 1 inputs, such as quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
Level 1 assets and liabilities generally include investments in publicly traded mutual funds, equity securities, corporate debt securities and certain debt notes with quoted market prices. In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities.
Assets and liabilities included in level 2 generally consist of asset-backed securities, derivative contracts, certain privately-held equity investments and debt notes. Asset-backed securities are measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings. Derivative contracts, including a foreign currency cross-currency swap on euro-based debt and a hedge to fix the exchange rate on maturing principal and interest payments for the Yen-based debt, were measured at fair value using standard valuation models with market-based observable inputs including forward exchange rates and interest rate curves. The fair values of the equity investments were based on quoted market prices for similar assets and long-term debt notes were based on quoted market prices in an inactive market. The derivative contracts outstanding are recognized within other current assets and other current liabilities on the consolidated balance sheets.
Level 3 liabilities include contingent consideration. The contingent consideration liabilities are considered level 3 liabilities because management used significant unobservable inputs, including discount rates of 4%. The fair value of the liabilities are determined using a discounted cash flow model to calculate the present value of the expected future payouts. Significant changes in these observable inputs may have a material impact on the fair value of the contingent consideration liabilities as these amounts affect the timing and extent of cash flows under contract. Changes to the discount rate assumption do not have a material impact on the fair value of the liability. Under the valuation model, the estimated fair values ranged from $0.4 million to $17.5 million, depending on assumptions used. Level 3 assets also include certain intangible assets, fixed assets and privately-held equity investments that were impaired. Changes in the fair value of the contingent consideration flow through the income statement.
Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheets as of December 31, 2018 and 2017 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$18.1	$—	$—	$18.1
Municipal bonds	1.7	—	—	1.7
Mutual funds	52.7	—	—	52.7
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	72.6	0.3	—	72.9
Derivative Contracts	—	37.7	—	37.7
Total Assets at Fair Value	$72.6	$38.0	$—	$110.6
Liabilities at Fair Value:
Derivative contracts	$—	$6.7	$—	$6.7
Contingent consideration	—	—	6.7	6.7
Total Liabilities at Fair Value	$—	$6.7	$6.7	$13.4

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$20.8	$—	$—	$20.8
Mutual funds	68.9	—	—	68.9
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	89.8	0.3	—	90.1
Total Assets at Fair Value	$89.8	$0.3	$—	$90.1
There were no other level 3 assets or liabilities valued at fair value on a recurring basis during 2018 and 2017.
Non-Recurring Fair Value Measurements. During 2018, the company recognized mark-to-market increases in fair value of $82.6 million related to certain privately-held equity investments based on observable market price changes for an identical or similar investment of the same issuer. The fair values of these investments totaled $92.6 million and were considered level 2 and nonrecurring.
During 2018, the company recognized impairment charges totaling $13.4 million on the intangible assets and certain fixed assets related to our operations of Pivot, Inc as well as other software assets. The fair value of the intangible assets and fixed assets were estimated to be zero at the impairment date. During 2018, the company also recognized impairment charges of $4.7 million related to some of its privately-held equity investments. The fair values of the investments were estimated to be zero at the impairment date. All of these assessments were based on qualitative indications of impairment. The fair values of the intangible assets, fixed assets and privately-held equity investment are considered level 3 and non-recurring.
Fair Values of Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below that are classified as level 1 under the fair value hierarchy were estimated using quoted market prices. The fair values below that are classified as level 2 under the fair value hierarchy were estimated using quoted market prices in inactive markets. The fair values of debt facilities that were classified as level 3 under the fair value hierarchy were estimated based on assumptions made by management regarding expectations of future settlement of the debt.
At December 31, 2018, the fair values (in U.S. dollar equivalents) were as follows:

(in millions)	Fair Value	Level
€350.0 million fixed rate notes due March 2019	$402.6	Level 1
¥19.1 billion term loan due March 2019	173.5	Level 3
$750.0 million fixed rate notes due September 2022	746.6	Level 2
€15.0 million fixed rate notes due May 2023	19.0	Level 2
$750.0 million fixed rate notes due March 2025	726.0	Level 2
$500.0 million fixed rate notes due June 2028	504.7	Level 2
$750.0 million fixed rates notes due September 2043	881.3	Level 2
$700.0 million fixed rate notes due June 2048	711.0	Level 2
Commercial paper	389.9	Level 3
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

(in thousands)	2018	2017	2016
Stock options	—	—	171
Stock awards	79	104	138
Total	79	104	309

The following table presents the earnings per share calculation for the years presented:

	2018	2017	2016
Net Income Attributable to CME Group (in millions)	$1,962.2	$4,063.4	$1,534.1
Weighted Average Common Shares Outstanding (in thousands):
Basic	342,344	338,707	337,496
Effect of stock options and stock awards	1,393	1,519	1,470
Diluted	343,737	340,226	338,966
Earnings per Common Share Attributable to CME Group:
Basic	$5.73	$12.00	$4.55
Diluted	5.71	11.94	4.53
21. QUARTERLY INFORMATION (UNAUDITED)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Year Ended December 31, 2018
Total revenues	$1,109.0	$1,059.6	$904.2	$1,236.6	$4,309.4
Operating income	740.9	666.9	549.9	649.9	2,607.6
Non-operating income (expense)	47.8	89.9	11.9	20.6	170.2
Income before income taxes	788.7	756.8	561.8	670.5	2,777.8
Net income attributable to CME Group	598.8	566.1	411.8	385.5	1,962.2
Earnings per common share attributable to CME Group:
Basic	$1.76	$1.67	$1.21	$1.10	$5.73
Diluted	1.76	1.66	1.21	1.09	5.71
Year Ended December 31, 2017
Total revenues	$929.3	$924.6	$890.8	$900.0	$3,644.7
Operating income	600.9	605.2	567.6	536.9	2,310.6
Non-operating income (expense)	106.1	32.1	39.7	37.8	215.7
Income before income taxes	707.0	637.3	607.3	574.7	2,526.3
Net income attributable to CME Group	399.8	415.8	308.6	2,939.2	4,063.4
Earnings per common share attributable to CME Group:
Basic	$1.18	$1.23	$0.91	$8.67	$12.00
Diluted	1.18	1.22	0.91	8.63	11.94
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
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the company's management, including the company's Chief Executive Officer and Chief Financial Officer, have evaluated the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. During the fourth quarter of 2018, we acquired NEX and are in the process of integrating the acquired business into our overall internal control over financial reporting process. As permitted under applicable regulations, we have excluded NEX from the assessment of internal control over financial reporting as of December 31, 2018. There were no other changes in the company’s internal control over financial reporting which occurred during 2018, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in the report on page 86.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CME Group Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CME Group Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois
February 28, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of CME Group Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited CME Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CME Group Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NEX Group Plc, which is included in the 2018 consolidated financial statements of the Company and constituted 10% and 18% of total and net assets, respectively, as of December 31, 2018 and 3% and -2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of NEX Group Plc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CME Group Inc. and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
February 28, 2019
ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted written codes of conduct applicable to all of our employees, including our Chairman and Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer and other senior financial officers. In accordance with SEC rules and regulations, copies of these codes of conduct are available on our website at www.cmegroup.com under the "Investor Relations — Corporate Governance" link. In accordance with SEC rules and regulations and the listing requirements of Nasdaq, we intend to disclose promptly on the website and location specified above any substantive amendments to these codes of conduct and any waivers granted to our executive officers or Board members. In addition, we have adopted Corporate Governance Principles which govern the practices of our board of directors. You may also obtain a copy of our codes of conduct and our Corporate Governance Principles by following the instructions in the section of this Annual Report on Form 10-K entitled "Item 1. Business — Available Information."
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of CME Group’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 8, 2019, to be filed by CME Group with the SEC pursuant to Regulation 14A within 120 days after December 31, 2018 (Proxy Statement). Additional information called for by this item is contained in Item 1 of this Annual Report on Form 10-K under the caption "Employees — Executive Officers."

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
EQUITY COMPENSATION PLAN INFORMATION
We currently maintain the following equity compensation plans: CME Group Inc. Amended and Restated Omnibus Stock Plan, CME Group Inc. Director Stock Plan and CME Group Inc. Amended and Restated Employee Stock Purchase Plan. We do not maintain any equity compensation plans not approved by shareholders. A description of each of these plans and the number of shares authorized and available for future awards is included in note 16 of the notes to consolidated financial statements. The numbers in the following table are as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	397,227	$54.81	16,487,029
Equity compensation plans not approved by security holders	—	—	—
Total	397,227		16,487,029

The foregoing table does not include awards related to NEX’s 2016 Global Sharesave Plan.  Under this plan, NEX employees were offered the opportunity to purchase shares of NEX by electing to participate in a specific grant of options to purchase shares of NEX at the end of the grant period.  The last grant period will end six months from the date of the close.  Elections received during this period will be calculated using the merger exchange rate and the current price of CME Group shares. As of December 31, 2018, there were approximately 1.3 million NEX options outstanding under this plan.

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
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:
CME Group Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2018, 2017 and 2016
(dollars in millions)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other(1)	Balance at end of year
Year Ended December 31, 2018
Allowance for doubtful accounts	$2.2	$0.6	$(0.1)	$2.7
Allowance for deferred tax assets	11.2	(0.5)	—	10.7
Year Ended December 31, 2017
Allowance for doubtful accounts	$3.5	$0.6	$(1.9)	$2.2
Allowance for deferred tax assets	14.9	(3.7)	—	11.2
Year Ended December 31, 2016
Allowance for doubtful accounts	$1.9	$2.4	$(0.8)	$3.5
Allowance for deferred tax assets	122.3	(107.4)	—	14.9
_______________

(1)	Includes write-offs of doubtful accounts, foreign currency and additions to allowance for deferred tax assets through accumulated other comprehensive income (loss).

All other schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown on the consolidated financial statements or notes thereto.

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

4.9
Eighth Supplemental Indenture (including the form of 3.750% note due 2028), dated as of June 21, 2018, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on June 21, 2018).

4.10
Ninth Supplemental Indenture (including the form of 4.150% note due 2048), dated as of June 21, 2018, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on June 21, 2018).

10.	Material Contracts

10.1(1)
CME Group Inc. Second Amended and Restated Omnibus Stock Plan, amended and restated effective as of May 24, 2017 (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Form 8-K, filed with the SEC on May 30, 2017).

10.2(1)	Form of Equity Grant Letter for Restricted Shares (incorporated by reference to Exhibit 10.2 to CME Group's 10-K, filed with the SEC on March 1, 2018).

10.3(1)	Form of Equity Grant Letter for Annual Grant of Performance Shares (incorporated by reference to Exhibit 10.3 to CME Group's 10-K, filed with the SEC on March 1, 2018).

10.4(1)
CME Group Inc. Director Stock Plan, amended and restated effective as of May 21, 2014 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on May 28, 2014).

Exhibit Number	Description of Exhibit
10.5(1)	Form of Equity Stipend Grant Letter for Non-Executive Directors (incorporated by reference to Exhibit 10.5 to CME Group's 10-K, filed with the SEC on March 1, 2018).

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

10.16(1)
Amended and Restated Agreement, effective as of May 8, 2018, between CME Group Inc. and Terrence A. Duffy (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on May 9, 2018).

10.17(1)	Consulting Agreement between Leo Melamed and CME Group Inc., dated June 26, 2009 (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 6, 2009).

10.18(1)
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

10.19(1)	Consulting Agreement between Leo Melamed and CME Group Inc., dated April 27, 2018 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on May 3, 2018).

10.20(1)	Consulting Agreement between John F. Sandner and CME Group Inc., dated April 23, 2018 (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 10-Q, filed with the SEC on May 3, 2018).

Exhibit Number	Description of Exhibit
10.21(1)
Amendment Deed, dated November 2, 2018, by and among CME Group Inc., NEX Group plc and Michael Spencer (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on November 8, 2018).

10.22(2)
License Agreement, dated June 29, 2012, between Standard & Poor's Financial Services LLC and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.6 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 8, 2012).

10.23
$2,250,000,000 Credit Agreement, dated as of November 21, 2017, among CME Group Inc., certain lenders, agents, arrangers, bookrunners and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on November 27, 2017).

10.24
Amendment No. 1 to Credit Agreement and Bank Joinder Agreement, dated as of November 1, 2018, among Chicago Mercantile Exchange Inc., Bank of America, N.A., in its capacity as administrative agent, Citibank, N.A., in its capacity as Collateral Agent, and certain banks (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on November 7, 2018).

10.25
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, among CME Group Inc., as Issuer, and Barclays Capital Inc., as Dealer (incorporated by reference to Exhibit 4.1 above).

10.26
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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 28th day of February, 2019.

CME Group Inc.

By:	/S/ JOHN W. PIETROWICZ
John W. Pietrowicz Senior Managing Director and Chief Financial Officer

Signature	Title

/S/ TERRENCE A. DUFFY	Chairman of the Board, Director and Chief Executive Officer
Terrence A. Duffy

/S/ JOHN W. PIETROWICZ	Senior Managing Director and Chief Financial Officer
John W. Pietrowicz

/S/ JACK TOBIN	Managing Director and Chief Accounting Officer
Jack Tobin

/S/ JEFFREY M. BERNACCHI	Director
Jeffrey M. Bernacchi

/S/ TIMOTHY S. BITSBERGER	Director
Timothy S. Bitsberger

/S/ CHARLES P. CAREY	Director
Charles P. Carey

/S/ DENNIS H. CHOOKASZIAN	Director
Dennis H. Chookaszian

/S/ ELIZABETH A. COOK	Director
Elizabeth A. Cook

/S/ ANA DUTRA	Director
Ana Dutra

/S/ MARTIN J. GEPSMAN	Director
Martin J. Gepsman

/S/ LARRY G. GERDES	Lead Director
Larry G. Gerdes

/S/ DANIEL R. GLICKMAN	Director
Daniel R. Glickman

/S/ GEDON HERTSHTEN	Director
Gedon Hertshten

/S/ WILLIAM H. HOBERT	Director
Wiliam H. Hobert

/S/ DEBORAH J. LUCAS	Director
Deborah J. Lucas

/S/ RONALD A. PANKAU	Director
Ronald A. Pankau

/S/ ALEX J. POLLOCK	Director
Alex J. Pollock

/S/ TERRY L. SAVAGE	Director
Terry L. Savage

/S/ WILLIAM R. SHEPARD	Director
William R. Shepard

/S/ HOWARD J. SIEGEL	Director
Howard J. Siegel

/S/ MICHAEL A. SPENCER	Director and Special Advisor
Michael A. Spencer

/S/ DENNIS A. SUSKIND	Director
Dennis A. Suskind

/S/ DAVID J. WESCOTT	Director
David J. Wescott