Form 10-Q
period 2019-03-31
CME GROUP INC.
filed 2019-05-08
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 10, 2019 was as follows: 357,971,914 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock	CME	Nasdaq

 CME GROUP INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Certain Terms
All references to “options” or “options contracts” in the text of this document refer to options on futures contracts.
Further information about CME Group and its products can be found at http://www.cmegroup.com. Information made available on our website does not constitute a part of this Quarterly Report on Form 10-Q.
Information about Contract Volume and Average Rate per Contract
All amounts regarding contract volume and average rate per contract are for CME Group's listed futures and options on futures contracts unless otherwise noted.
Trademark Information
CME Group, the Globe logo, CME, Chicago Mercantile Exchange, Globex, and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. COMEX is a trademark of Commodity Exchange, Inc. NEX, BrokerTec, EBS, TriOptima, and Traiana are trademarks of various entities that are under NEX, all of which are owned by CME Group. Dow Jones, Dow Jones Industrial Average, S&P 500 and S&P are service and/or trademarks of Dow Jones Trademark Holdings LLC, Standard & Poor's Financial Services LLC and S&P/Dow Jones Indices LLC, as the case may be, and have been licensed for use by Chicago Mercantile Exchange Inc. All other trademarks are the property of their respective owners.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2019 and Item 1A. of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$997.4	$1,374.5
Marketable securities	82.4	72.9
Accounts receivable, net of allowance of $2.0 and $2.7	559.5	553.3
Other current assets (includes $1.6 and $1.5 in restricted cash)	345.7	430.5
Performance bonds and guaranty fund contributions	33,620.2	39,455.5
Total current assets	35,605.2	41,886.7
Property, net of accumulated depreciation and amortization of $789.8 and $761.1	467.7	448.7
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	5,380.6	5,500.1
Goodwill	10,850.3	10,805.3
Other assets (includes $1.1 and $1.2 in restricted cash)	2,135.4	1,659.6
Total Assets	$71,614.5	$77,475.7

Liabilities and Equity
Current Liabilities:
Accounts payable	$65.3	$116.0
Short-term debt	—	574.2
Other current liabilities	592.5	1,126.9
Performance bonds and guaranty fund contributions	33,614.6	39,455.5
Total current liabilities	34,272.4	41,272.6
Long-term debt	4,292.0	3,826.8
Deferred income tax liabilities, net	5,662.7	5,665.9
Other liabilities	1,200.9	745.1
Total Liabilities	45,428.0	51,510.4

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at March 31, 2019 and December 31, 2018; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2019 and December 31, 2018; 357,013 and 356,824 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	21,062.1	21,054.3
Retained earnings	5,091.1	4,855.3
Accumulated other comprehensive income (loss)	0.8	5.3
Total CME Group Shareholders’ Equity	26,157.6	25,918.5
Non-controlling interests	28.9	46.8
Total Equity	26,186.5	25,965.3
Total Liabilities and Equity	$71,614.5	$77,475.7

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended
	March 31,
	2019	2018
Revenues
Clearing and transaction fees	$952.6	$973.6
Market data and information services	130.1	94.9
Other	96.9	40.5
Total Revenues	1,179.6	1,109.0
Expenses
Compensation and benefits	230.3	152.7
Technology	47.1	25.5
Professional fees and outside services	39.4	42.6
Amortization of purchased intangibles	80.7	23.7
Depreciation and amortization	32.9	28.1
Licensing and other fee agreements	40.5	49.5
Other	77.7	46.0
Total Expenses	548.6	368.1
Operating Income	631.0	740.9

Non-Operating Income (Expense)
Investment income	178.7	156.4
Interest and other borrowing costs	(48.1)	(30.1)
Equity in net earnings of unconsolidated subsidiaries	40.5	40.1
Other non-operating income (expense)	(161.9)	(118.6)
Total Non-Operating Income (Expense)	9.2	47.8
Income before Income Taxes	640.2	788.7
Income tax provision	144.3	189.9
Net Income	495.9	598.8
Less: net (income) loss attributable to non-controlling interests	1.0	—
Net Income Attributable to CME Group	$496.9	$598.8

Earnings per Common Share Attributable to CME Group:
Basic	$1.39	$1.76
Diluted	1.39	1.76
Weighted Average Number of Common Shares:
Basic	356,886	339,305
Diluted	358,047	340,747
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended
	March 31,
	2019	2018
Net income	$495.9	$598.8
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	0.8	(0.9)
Income tax benefit (expense)	(0.2)	0.2
Investment securities, net	0.6	(0.7)
Defined benefit plans:
Net change in defined benefit plans arising during the period	(2.7)	1.7
Amortization of net actuarial (gains) losses included in compensation and benefits expense	1.2	0.7
Income tax benefit (expense)	0.4	(0.6)
Defined benefit plans, net	(1.1)	1.8
Derivative investments:
Net unrealized holding gains (losses) arising during the period	0.3	—
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(0.3)	(0.3)
Income tax benefit (expense)	—	0.1
Derivative investments, net	—	(0.2)
Foreign currency translation:
Foreign currency translation adjustments	(4.0)	0.9
Foreign currency translation, net	(4.0)	0.9
Other comprehensive income (loss), net of tax	(4.5)	1.8
Comprehensive Income	491.4	600.6
Less: comprehensive (income) loss attributable to non-controlling interests	1.0	—
Comprehensive income attributable to CME Group	$492.4	$600.6
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2018	356,824	3	$21,057.9	$4,855.3	$5.3	$25,918.5	$46.8	$25,965.3
Net income				496.9		496.9	(1.0)	495.9
Other comprehensive income (loss)					(4.5)	(4.5)	—	(4.5)
Dividends on common stock of $0.75 per share				(268.0)		(268.0)		(268.0)
Impact of adoption of standards updates on leasing				6.9		6.9		6.9
Changes in non-controlling interest due to measurement period adjustments						—	(16.9)	(16.9)
Exercise of stock options	64		3.3			3.3		3.3
Vesting of issued restricted Class A common stock	125		(13.8)			(13.8)		(13.8)
Stock-based compensation			18.3			18.3		18.3
Balance at March 31, 2019	357,013	3	$21,065.7	$5,091.1	$0.8	$26,157.6	$28.9	$26,186.5
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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$495.9	$598.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	18.3	17.7
Amortization of purchased intangibles	80.7	23.7
Depreciation and amortization	32.9	28.1
Net loss on derivative contracts	14.4	—
Net realized and unrealized gains on privately-held equity investments	3.4	—
Undistributed earnings, net of losses, of unconsolidated subsidiaries	(22.6)	10.9
Deferred income taxes	(0.6)	(11.7)
Change in:
Accounts receivable	(5.5)	(85.0)
Other current assets	45.4	(12.9)
Other assets	(9.8)	(3.8)
Accounts payable	(50.6)	(6.4)
Income taxes payable	141.3	264.8
Other current liabilities	(73.1)	0.3
Other liabilities	0.3	(0.3)
Other	(1.2)	0.8
Net Cash Provided by Operating Activities	669.2	825.0

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	6.1	1.6
Purchases of available-for-sale marketable securities	(5.6)	(0.8)
Purchases of property, net	(49.1)	(18.2)
Net Cash Used in Investing Activities	(48.6)	(17.4)

Cash Flows from Financing Activities
Issuance of commercial paper, net of maturities	462.3	—
Repayment of debt	(569.2)	—
Cash dividends	(892.1)	(1,424.8)
Settlement of derivative contracts	16.0	—
Employee taxes paid on restricted stock vesting	(13.8)	(14.7)
Other	(0.9)	4.2
Net Cash Used in Financing Activities	(997.7)	(1,435.3)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Quarter Ended March 31,
	2019	2018
Net change in cash, cash equivalents and restricted cash	$(377.1)	$(627.7)
Cash, cash equivalents and restricted cash, beginning of period	1,377.2	1,906.0
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,000.1	$1,278.3

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$997.4	$784.6
Short-term restricted cash	1.6	492.3
Long-term restricted cash	1.1	1.4
Total	$1,000.1	$1,278.3

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$—	$8.8
Interest paid	55.4	42.4

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The consolidated financial statements consist of CME Group Inc. (CME Group) and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX) and NEX Group Limited (NEX). The clearing house is a division of CME.
Effective November 2, 2018, CME Group completed its acquisition of NEX. NEX offers electronic trade execution platforms for the foreign exchange and fixed income over-the-counter markets as well as other services across the transaction lifecycle, including trade and portfolio management and portfolio compression. The financial statements and accompanying notes presented in this report include the financial results of NEX and its subsidiaries beginning on November 3, 2018.
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2019 and December 31, 2018 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (SEC) on February 28, 2019.
2. Accounting Policies
Newly Adopted Accounting Policies. In February 2016, the FASB issued a standards update that requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. The guidance for lessors is largely unchanged from current accounting rules. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current accounting standards, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The company implemented this standard as of January 1, 2019 using the modified retrospective approach with a cumulative effect of initially applying the guidance recognized on the date of initial adoption. Upon adoption of the new standard on January 1, 2019, the company recognized a lease liability of $568.0 million and right-of-use asset of $448.2 million.
Recently Issued Accounting Pronouncements. In June 2016, the FASB issued guidance that changes how credit losses are measured for most financial assets measured at amortized cost and certain other instruments. The standard requires an entity to estimate its lifetime expected credit loss and record an allowance, that when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. This forward-looking expected loss model generally will result in the earlier recognition of allowances for losses. The standard also amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available for sale debt security is a credit loss. Severity and duration of the unrealized loss are no longer permissible factors in concluding whether a credit loss exists. Entities will recognize improvements to estimated credit losses on available for sale debt securities immediately in earnings rather than as interest income over time. The standard is effective for reporting periods beginning after December 15, 2019. The standard’s provisions must be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted for reporting periods beginning in 2019. The company does not believe that the adoption of this guidance in 2020 will have a material impact on the consolidated financial statements.
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
3. Revenue Recognition
The company generates revenue from customers from the following sources:
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
Market data and information services. Market data and information services represent revenue from the dissemination of market data to subscribers, distributors, and other third-party licensees of market data. Pricing for market data is primarily based on the number of reportable devices used as well as the number of subscribers enrolled under the arrangement. Fees for these services are generally billed monthly. Market data services are satisfied over time and revenue is recognized on a monthly basis as the customers receive and consume the benefit of the market data services. However, the company also maintains certain annual license arrangements with one-time upfront fees. The fees for annual licenses are initially recorded as a contract liability and recognized as revenue monthly over the term of the annual period.
Other. Other revenues include access and communication fees, fees for collateral management, fees for trade order routing through agreements from various strategic relationships, as well as other post-trade services to customers and clearing firms. Access and communication fees are charges to customers that utilize various telecommunications networks and communications services. Fees for these services are generally billed monthly and the associated fee revenue is recognized as billed. Collateral management fees are charged to clearing firms that have collateral on deposit with CME to meet their minimum performance bond and guaranty fund obligations on the exchange. These fees are calculated based on daily collateral balances and are billed monthly. This fee revenue is recognized monthly as billed as the customers receive and consume the benefits of the services. Pricing for strategic relationships may be driven by customer levels and activity. There are fee arrangements which provide for monthly as well as quarterly payments in arrears. Revenue is recognized monthly for strategic relationship arrangements as the customers receive and consume the benefits of the services.
The following table represents a disaggregation of revenue from contracts with customers for the quarters ended March 31, 2019 and 2018:

	Quarters Ended March 31,
(in millions)	2019	2018
Interest rates	$302.8	$338.4
Equity indexes	145.9	195.0
Foreign exchange	41.2	51.1
Agricultural commodities	105.0	121.1
Energy	165.0	191.5
Metals	51.0	59.4
Cash markets business	122.9	—
Interest rate swap	18.8	17.1
Total clearing and transaction fees	952.6	973.6
Market data and information services	130.1	94.9
Other	96.9	40.5
Total revenues	$1,179.6	$1,109.0

Timing of Revenue Recognition
Services transferred at a point in time	$892.9	$957.7
Services transferred over time	277.7	148.8
One-time charges and miscellaneous revenues	9.0	2.5
Total revenues	$1,179.6	$1,109.0

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. For annual licenses and upfront fee arrangements, the company generally bills customers upon contract execution. These payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the quarter ended March 31, 2019 were not materially impacted by any other factors. The balance of contract liabilities was $64.4 million and $44.4 million as of March 31, 2019 and December 31, 2018, respectively.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. At March 31, 2019, performance bonds and guaranty fund contribution assets on the consolidated balance sheets include cash as well as U.S. Treasury securities and U.S. government agency securities generally with maturity dates of 90 days or less. U.S. Treasury securities and U.S. government agency securities are purchased by CME, at its discretion, using cash collateral. The benefits, including interest earned, and market risks of ownership accrue to CME. Interest earned is included in investment income on the consolidated statements of income. These debt securities are classified as available-for-sale. At March 31, 2019, the amortized cost and fair value of the U.S. Treasury securities were both $1.9 billion. At March 31, 2019, the amortized cost and fair value of the U.S. government agency securities were both $1.1 billion.
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. At March 31, 2019, CME maintained $17.8 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
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
During the first quarter of 2019, the clearing house transferred an average of approximately $3.0 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2019.

5. Intangible Assets
Intangible assets consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$5,823.5	$(1,137.2)	$4,686.3	$5,862.5	$(1,065.6)	$4,796.9
Technology-related intellectual property	177.7	(31.2)	146.5	179.1	(25.6)	153.5
Other	104.0	(6.2)	97.8	102.8	(3.1)	99.7
Total amortizable intangible assets	$6,105.2	$(1,174.6)	4,930.6	$6,144.4	$(1,094.3)	5,050.1

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$5,380.6			$5,500.1
Trading products (1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $80.7 million and $23.7 million for the quarters ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2019	$236.3
2020	315.1
2021	315.0
2022	314.5
2023	313.2
2024	306.5
Thereafter	3,130.0

Goodwill activity consisted of the following at March 31, 2019 and December 31, 2018:

(in millions)	Balance at December 31, 2018	Business Combinations	Other Activity (1)	Balance at March 31, 2019
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	3,236.3	—	45.0	3,281.3
Other	40.4	—	—	40.4
Total Goodwill	$10,805.3	$—	$45.0	$10,850.3
(in millions)	Balance at December 31, 2017	Business Combinations	Other Activity	Balance at December 31, 2018
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	—	3,236.3	—	3,236.3
Other	40.4	—	—	40.4
Total Goodwill	$7,569.0	$3,236.3	$—	$10,805.3
(1) Other activity includes measurement period adjustments, including adjustments to intangible assets, other assets and accrued liabilities.
6. Debt
In March 2019, the company repaid both the €350.0 million fixed rates notes and the ¥19.1 billion term loan.
Short-term debt outstanding consisted of the following at March 31, 2019 and December 31, 2018 (in U.S. dollar equivalent):

(in millions)	March 31, 2019	December 31, 2018
€350.0 million fixed rate notes due March 2019, stated rate of 3.13%	$—	$400.7
¥19.1 billion term loan due March 2019, stated rate of 0.81%	—	173.5
Total short-term debt	$—	$574.2
Long-term debt consisted of the following at March 31, 2019 and December 31, 2018:

(in millions)	March 31, 2019	December 31, 2018
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$747.1	$746.9
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	16.3	16.6
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	745.8	745.6
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	496.0	495.9
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	742.5	742.4
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	689.6	689.5
Commercial paper (4)	854.7	389.9
Total long-term debt	$4,292.0	$3,826.8

(1)
The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.

(2)
The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%.

(3)
The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.73%.

(4)	The commercial paper is backed by the five-year multi-currency revolving credit facility.

Commercial paper with an aggregate par value of $3.3 billion and maturities ranging from 3 to 18 days was issued during the first quarter of 2019. The weighted average discount rate of commercial paper outstanding at March 31, 2019 was 2.48%. The weighted average balance of commercial paper outstanding during the quarter was $469.2 million.
Long-term debt maturities, at par value (in U.S. dollar equivalent), were as follows at March 31, 2019:

(in millions)	Par Value
2020	$—
2021	—
2022	1,605.0
2023	16.8
2024	—
Thereafter	2,700.0
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
No accrual was required for legal and regulatory matters as none were probable and estimable as of March 31, 2019 and December 31, 2018.
Intellectual Property Indemnifications. Certain agreements with customers and other third parties related to accessing CME Group’s services may contain indemnifications from intellectual property claims that may be made against them as a result of their use of the applicable services. The potential future claims relating to these indemnifications cannot be estimated and therefore no liability has been recorded.
8. Leases
The company adopted the new leasing standard on January 1, 2019, using the modified retrospective approach. The standard requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. Upon implementation of the standard, the company utilized the package of practical expedients which did not require reassessment of the following: (a) whether any expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) any initial direct costs for existing leases. In addition, the company has elected to not separately account for lease and non-lease components, resulting in a greater amount of capitalized lease costs on the balance sheet. Upon adoption of the new standard on January 1, 2019, the company recognized a lease liability of $568.0 million and right-of-use asset of $448.2 million.
The company has operating leases for datacenters, corporate offices, and certain information technology equipment. The operating leases have remaining lease terms of up to 19 years, some of which include options to extend or renew the leases for up to an additional 5 years, and some of which include options to early terminate the leases in less than 12 months. Management evaluates the exercisability of these options at least quarterly in order to determine whether the contract term must be reassessed. For a small number of the leases, primarily the international locations, management's approach is to enter into short-term leases for a lease term of 12 months or less in order to provide for greater flexibility in the local environment. For certain office spaces, the company has entered into arrangements to sublease excess space to third parties, while the original lease contract is in effect with the landlord.
The company also has a finance lease related to the sale of our datacenter in March 2016. In connection with the sale, the company leased back a portion of the property. The sale leaseback transaction was recognized under the financing method and not as a sale leaseback arrangement. Our finance lease has a remaining lease term of 144 months at a discount rate of 3.51%.
The right-of-use lease asset is recorded within other assets, and the present value of the lease liability is recorded within other liabilities (segregated between short term and long term) on the consolidated balance sheets. The discount rate applied to the lease payments represents the incremental borrowing rate. Lease expense and sublease income are recorded within other expenses and other revenue, respectively. The company has elected to utilize the short term lease exception for purposes of adopting this standard, such that the company has not capitalized on the balance sheet a lease asset or lease liability associated with leases with terms of 12 months or less from the commencement date.
The components of lease costs were as follows:

(in millions)	Quarter Ended March 31, 2019
Operating lease expense:
Operating lease cost	$18.4
Short-term lease cost	3.4
Total operating lease expense included in other expense	$21.8

Finance lease expense:
Interest expense associated with finance lease	$0.9
Depreciation on building	2.2
Total finance lease expense	$3.1

Sublease revenue included in other revenue	$3.3
Supplemental cash flow information related to leases was as follows:

(in millions)	Quarter Ended March 31, 2019
Cash flows from operating leases	$15.2
Cash flows from finance lease	4.2
Supplemental balance sheet information related to leases was as follows:

(in millions)	March 31, 2019
Operating lease right-of-use assets	$430.1

Operating lease liabilities:
Other current liabilities	$39.5
Other liabilities	521.5
Total operating lease liabilities	$561.0

(Gains) losses on sale and leaseback transactions, net	—

Weighted average remaining lease term (in months)	154
Weighted average discount rate	4.0%

Future minimum lease payments under operating leases are as follows:

(in millions)
Remainder of 2019	$45.7
2020	60.6
2021	57.1
2022	60.6
2023	57.3
2024	51.8
Thereafter	392.2
Total lease payments	725.3
Less: imputed interest	(164.3)
Present value of lease liability	$561.0
Future minimum lease payments under the finance lease are as follows:

(in millions)
Remainder of 2019	$12.6
2020	16.9
2021	16.9
2022	17.1
2023	17.2
2024	17.4
Thereafter	111.8
Total lease payments	209.9
Less: imputed interest	(23.6)
Present value of lease liability	$186.3
9. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2019. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable, standby letters of credit. At March 31, 2019, CME was contingently liable to SGX on letters of credit totaling $335.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2019.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2019.

10. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2018	$0.1	$(53.8)	$69.7	$(10.7)	$5.3
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.8	(2.7)	0.3	(4.0)	(5.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.2	(0.3)	—	0.9
Income tax benefit (expense)	(0.2)	0.4	—	—	0.2
Net current period other comprehensive income (loss)	0.6	(1.1)	—	(4.0)	(4.5)
Balance at March 31, 2019	$0.7	$(54.9)	$69.7	$(14.7)	$0.8

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2017	$0.6	$(36.1)	$58.0	$(8.2)	$14.3
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.9)	1.7	—	0.9	1.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.7	(0.3)	—	0.4
Income tax benefit (expense)	0.2	(0.6)	0.1	—	(0.3)
Net current period other comprehensive income (loss)	(0.7)	1.8	(0.2)	0.9	1.8
Impact of adoption of standards update on tax effects related to accumulated other comprehensive income	0.1	(8.2)	11.9	—	3.8
Balance at March 31, 2018	$—	$(42.5)	$69.7	$(7.3)	$19.9
11. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes:

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
Level 1 assets generally include investments in publicly traded mutual funds, equity securities, municipal bonds, corporate debt securities, U.S. Treasury securities and U.S. government agency securities with quoted market prices. In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities.
Level 2 assets and liabilities generally consist of asset-backed securities, derivatives, privately-held equity investments and long-term debt notes. Asset-backed securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings. The derivative contracts were measured at fair value using standard valuation models with market-based observable inputs including forward exchange rates and discount rates. Gains and losses on these contracts are recognized in other non-operating income (expense) and accumulated comprehensive income. The fair values of the equity investments were based on quoted market prices for similar assets and long-term debt notes were based on quoted market prices in an inactive market.

Level 3 liabilities include contingent consideration. The contingent consideration liabilities are considered level 3 liabilities because management used significant unobservable inputs, including discount rates of 4%. The fair value of the liabilities are determined using a discounted cash flow model to calculate the present value of the expected future payouts. Significant changes in these observable inputs may have a material impact on the fair value of the contingent consideration liabilities as these amounts affect the timing and extent of cash flows under the contract. Changes to the discount rate assumption do not have a material impact on the fair value of the liability. Under the valuation model, the estimated fair values ranged from $0.5 million to $23.3 million, depending on assumptions used. Changes in the fair value of the contingent consideration flow through the income statement. Level 3 assets also include fixed assets and privately-held equity investments that were impaired.
Recurring Fair Value Measurements. Financial assets and liabilities recorded in the consolidated balance sheet as of March 31, 2019 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	March 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$18.7	$—	$—	$18.7
Municipal bonds	1.5	—	—	1.5
Mutual funds	61.8	—	—	61.8
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	82.1	0.3	—	82.4
Performance bonds and guaranty fund contributions (1):
U.S. Treasury securities	1,895.6	—	—	1,895.6
U.S. government agency securities	1,129.9	—	—	1,129.9
Derivative contracts	—	0.8	—	0.8
Total Assets at Fair Value	$3,107.6	$1.1	$—	$3,108.7

Liabilities at Fair Value:
Derivative contracts	$—	$2.7	$—	$2.7
Contingent consideration	—	—	6.9	6.9
Total Liabilities at Fair Value	$—	$2.7	$6.9	$9.6
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet at March 31, 2019 include U.S. Treasury securities and U.S. government agency securities purchased with cash collateral.
The following is a reconciliation of the level 3 liability valued at fair value on a recurring basis during the first quarter of 2019:

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2018	$6.7
Unrealized gains (losses) included in operating expense	0.2
Fair Value of Liability at March 31, 2019	$6.9
Non-Recurring Fair Value Measurements. During the first quarter of 2019, the company recognized an impairment charge of $3.4 million related to one of its privately-held equity investments. The investment's fair value was estimated to be zero at the impairment date. The company also recognized impairment charges of $1.7 million related to certain fixed assets. The fair value of the fixed assets were estimated to be zero at the impairment date. These assessments were based on qualitative indications of impairment. The fair values of the investment and fixed assets are considered level 3 and non-recurring.

Fair Values of Long-Term Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below that are classified as level 2 under the fair value hierarchy were estimated using quoted market prices in inactive markets. The fair value of the debt facility that was classified as level 3 under the fair value hierarchy was estimated based on assumptions made by management regarding expectations of future settlement of the debt.
At March 31, 2019, the fair values (in U.S. dollar equivalent) were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due September 2022	$762.3	Level 2
€15.0 million fixed rate notes due May 2023	18.7	Level 2
$750.0 million fixed rate notes due March 2025	753.8	Level 2
$500.0 million fixed rate notes due June 2028	527.2	Level 2
$750.0 million fixed rate notes due September 2043	921.8	Level 2
$700.0 million fixed rate notes due June 2048	741.3	Level 2
Commercial paper	854.7	Level 3
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

	Quarter Ended March 31,
(in thousands)	2019	2018
Restricted stock and performance shares	76	49
Total	76	49
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended March 31,
	2019	2018
Net Income Attributable to CME Group (in millions)	$496.9	$598.8
Weighted Average Number of Common Shares (in thousands):
Basic	356,886	339,305
Effect of stock options, restricted stock and performance shares	1,161	1,442
Diluted	358,047	340,747
Earnings per Common Share Attributable to CME Group:
Basic	$1.39	$1.76
Diluted	1.39	1.76
13. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.
References in this discussion and analysis to “we,” “us” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX), collectively, unless otherwise noted.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2019	2018	Change
Total revenues	$1,179.6	$1,109.0	6%
Total expenses	548.6	368.1	49
Operating margin	53.5%	66.8%
Non-operating income (expense)	$9.2	$47.8	(81)
Effective tax rate	22.5%	24.1%
Net income attributable to CME Group	$496.9	$598.8	(17)
Diluted earnings per common share attributable to CME Group	1.39	1.76	(21)
Cash flows from operating activities	669.2	825.0	(19)
Revenues

	Quarter Ended March 31,
(dollars in millions)	2019	2018	Change
Clearing and transaction fees	$952.6	$973.6	(2)%
Market data and information services	130.1	94.9	37
Other	96.9	40.5	139
Total Revenues	$1,179.6	$1,109.0	6
Clearing and Transaction Fees
Futures and Options Contracts
The following table summarizes our total contract volume, revenue and average rate per contract for futures and options. Total contract volume includes contracts that are traded on our exchange and cleared through our clearing house and certain cleared-only contracts. Volume is measured in round turns, which is considered a completed transaction that involves a purchase and an offsetting sale of a contract. Average rate per contract is determined by dividing total clearing and transaction fees by total contract volume. Contract volume and average rate per contract disclosures exclude trading volume for the cash markets business and interest rate swaps volume.

	Quarter Ended March 31,
	2019	2018	Change
Total contract volume (in millions)	1,136.6	1,354.4	(16)%
Clearing and transaction fees (in millions)	$810.9	$956.4	(15)
Average rate per contract	$0.713	$0.706	1
We estimate the following net change in clearing and transaction fees based on changes in total contract volume and changes in average rate per contract for futures and options during the first quarter of 2019 when compared with the same period in 2018.

(in millions)	Quarter Ended
Decrease due to change in total contract volume	$(155.4)
Increase due to change in average rate per contract	9.9
Net decrease in clearing and transaction fees	$(145.5)
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

	Quarter Ended March 31,
(amounts in thousands)	2019	2018	Change
Average Daily Volume by Product Line:
Interest rates	10,314	11,948	(14)%
Equity indexes	3,161	4,096	(23)
Foreign exchange	885	1,100	(20)
Agricultural commodities	1,381	1,593	(13)
Energy	2,331	2,754	(15)
Metals	561	713	(21)
Aggregate average daily volume	18,633	22,204	(16)
Average Daily Volume by Venue:
CME Globex	16,576	19,797	(16)
Open outcry	1,284	1,556	(18)
Privately negotiated	773	851	(9)
Aggregate average daily volume	18,633	22,204	(16)
Electronic Volume as a Percentage of Total Volume	89%	89%
Following periods of very high volatility in early 2018, overall market volatility subsided in the first quarter of 2019. Uncertainty surrounding the Federal Reserve's interest rate policy remained high throughout early 2018, however uncertainty subsided in the first quarter of 2019 following the Federal Reserve's decision to curtail interest rate hikes in 2019. Market uncertainty surrounding the United State's foreign trade policy was also high throughout early 2018, but uncertainty lessened in early 2019. We believe these factors contributed to a decrease in volume in the first quarter of 2019.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended March 31,
(amounts in thousands)	2019	2018	Change
Eurodollar futures and options:
Front 8 futures	2,099	2,802	(25)%
Back 32 futures	720	1,171	(38)
Options	1,720	1,988	(13)
U.S. Treasury futures and options:
10-Year	2,269	2,537	(11)
5-Year	1,373	1,370	—
2-Year	694	632	10
Treasury bond	459	503	(9)
Federal Funds futures and options	274	283	(3)
In the first quarter of 2019 compared with the same period in 2018, interest rate contract volume decreased, which we believe was due to an overall decline in market volatility. Volatility in the first quarter of 2019 subsided following periods of very high volatility in early 2018, which was caused by heightened uncertainty surrounding the Federal Reserve's interest rate policy, the United State's foreign trade policies and future rates of inflation. Market uncertainty surrounding the Federal Reserve's interest rate policy dampened in the first quarter of 2019 following the Federal Reserve's indication in late 2018 to reduce the number of interest rate hikes in 2019.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

	Quarter Ended March 31,
(amounts in thousands)	2019	2018	Change
E-mini S&P 500 futures and options	2,166	2,957	(27)%
E-mini NASDAQ 100 futures and options	491	495	(1)
E-mini Russell 2000 futures and options	150	154	(3)
Equity index contract volume declined in the first quarter of 2019 when compared with the same period in 2018 due to a decline in overall market volatility, as measured by the CBOE Volatility Index and CBOE Nasdaq-100 Volatility Index. Volatility levels subsided following periods of very high market volatility in the first quarter of 2018, which we believe were caused by uncertainty surrounding the United States' foreign trade policies and the Federal Reserve's interest rate policy.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended March 31,
(amounts in thousands)	2019	2018	Change
Euro	239	330	(28)%
British pound	140	156	(10)
Japanese yen	133	187	(28)
Australian dollar	111	133	(16)
In the first quarter of 2019, overall foreign exchange contract volume decreased when compared with the same period in 2018, which we believe resulted from an overall decrease in volatility following periods of very high volatility in the first quarter of 2018. Foreign exchange volatility decreased in the first quarter of 2019 following the Federal Reserve and other central banks' indication to limit the number of interest rate hikes in 2019. We also believe that the lack of resolution in the trade agreement between the United States and China and the delay in the United Kingdom European Union membership referendum resulted in lower volume.

Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended March 31,
(amounts in thousands)	2019	2018	Change
Corn	484	515	(6)%
Wheat	234	274	(15)
Soybean	231	341	(32)
In the first quarter of 2019 when compared with the same period in 2018, overall commodity contract volume decreased due to a decline in price volatility relative to the first quarter of 2018. In the first quarter of 2018, overall commodity price volatility was high due to significant concern surrounding the United States' foreign trade policies and higher uncertainty surrounding the 2018 crop production due to drought conditions.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2019	2018	Change
WTI crude oil	1,346	1,542	(13)%
Natural gas	485	665	(27)
Refined products	382	419	(9)
In the first quarter of 2019 when compared with the same period in 2018, we believe overall energy contract volume decreased due to lower price volatility. The low volatility is the result of greater stability within the crude oil markets as supply was meeting demand. In addition, expanded production of natural gas resulted in a reduction of price volatility, which we believe contributed to a decrease in natural gas volume.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2019	2018	Change
Gold	340	437	(22)%
Copper	105	137	(23)
Silver	85	109	(22)
Overall metal contract volume decreased in the first quarter of 2019 when compared with the same period in 2018 due to an overall decrease in market volatility as volatility subsided in the first quarter of 2019 following periods of very high volatility in the first quarter of 2018. In the same period of 2018, investors utilized gold and other precious metals as safe haven alternative investments during periods of high overall market volatility.
Average Rate per Contract
The average rate per contract increased slightly in the first quarter of 2019 when compared with the same period in 2018. The increase was largely due to lower tier-based incentives. The increase in the average rate per contract was partially offset by a shift in product mix. Interest contract volume increased by 2 percentage points as a percentage of total volume, while equity contract volume decreased by 1 percentage points. In general, equity products have a higher rate per contract compared with interest rate contracts.
Cash Markets Business
Total clearing and transaction fees revenue in the first quarter of 2019 includes transaction fees of $122.9 million attributable to businesses acquired from NEX. This revenue includes $47.6 million in transaction fees from BrokerTec U.S.'s fixed income volume and $48.9 million from EBS's foreign exchange volume.

The related average daily notional value for the first quarter of 2019 were as follows:

(amounts in billions)	Average Daily Notional Value
U.S. Treasury	$172.4
European Repo (in euros)	271.4
Spot FX	81.5
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. No individual firm represented at least 10% of our clearing and transaction fees in the first quarter of 2019. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The increase in market data and information services revenues in the first quarter of 2019 when compared with the same period in 2018 was mainly attributable to the additional market data revenue generated by market data subscribers and distributors associated with the legacy NEX businesses subsequent to the acquisition in November 2018. In addition, fees for basic real-time market data services increased to $105 per month from $85 per month for each device beginning in the second quarter of 2018, which also contributed to the increase in revenue.
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
In the first quarter of 2019 when compared with the same period in 2018, the increase in other revenues was largely due to the additional other revenue contributed by the NEX acquisition. Other revenues from NEX primarily include optimization services such as portfolio management, analytics, and trade and regulatory reporting.
Expenses

	Quarter Ended March 31,
(dollars in millions)	2019	2018	Change
Compensation and benefits	$230.3	$152.7	51%
Technology	47.1	25.5	85%
Professional fees and outside services	39.4	42.6	(7)%
Amortization of purchased intangibles	80.7	23.7	n.m.
Depreciation and amortization	32.9	28.1	17%
Licensing and other fee agreements	40.5	49.5	(18)%
Other	77.7	46.0	69%
Total Expenses	$548.6	$368.1	49%
n.m. not meaningful

Operating expenses increased by $180.5 million in the first quarter of 2019 when compared with the same period in 2018. The following table shows the estimated impacts of key factors resulting in the change in operating expenses:

	Quarter Ended March 31, 2019
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Salaries, benefits and employer taxes	$61.5	17%
Amortization of purchased intangibles	57.0	15
Technology	21.7	6
Occupancy and building operations	17.5	5
Bonus expense	13.2	4
Licensing and other fee agreements	(9.0)	(2)
Other expenses, net	18.6	4
Total increase	$180.5	49%
Increases in operating expenses in the first quarter of 2019 when compared with the same period in 2018 were as follows:

•	Compensation and benefits expense increased as a result of headcount added from the NEX acquisition in the fourth quarter of 2018.

•	Amortization of purchased intangibles related to the NEX acquisition contributed to the additional expense.

•	Technology expense, specifically hardware and software maintenance expense, was higher largely due to the addition of our NEX operations.

•	Bonus expense increased compared with the same period in 2018 largely due to the headcount added as part of the NEX acquisition.

•	Occupancy and building operations expense increased due to the inclusion of leases for our NEX operations.
The decrease in operating expenses in the first quarter of 2019 when compared with the same period in 2018 was as follows:

•
Licensing and other fee sharing agreements expense decreased due to lower volume on certain equity products during the first quarter of 2019 compared to the same period in 2018, as well as decreased costs related to revenue sharing agreements for certain licensed products.

Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2019	2018	Change
Investment income	$178.7	$156.4	14%
Interest and other borrowing costs	(48.1)	(30.1)	60
Equity in net earnings (losses) of unconsolidated subsidiaries	40.5	40.1	1
Other non-operating income (expense)	(161.9)	(118.6)	37
Total Non-Operating	$9.2	$47.8	(81)
Investment income. The increase in the first quarter of 2019, when compared with the same period in 2018, was largely due to an increase in earnings from cash performance bond and guaranty fund contributions that are reinvested, which resulted primarily from higher rates of interest earned in the cash account at the Federal Reserve Bank of Chicago.
Interest and other borrowing costs. Interest and other borrowing costs were higher in the first quarter of 2019 when compared with the same period in 2018 due to the issuance of $500.0 million of 3.75% fixed rate notes due June 2028 and $700.0 million of 4.15% fixed rate notes due June 2048 during the second quarter of 2018. Interest and other borrowing costs were also higher due to the assumption of the outstanding NEX debt, as well as the issuance of commercial paper, both of which occurred during the fourth quarter of 2018.
Other income (expense). We recognized higher expenses in the first quarter of 2019 when compared with the same period in 2018 related to the distribution of interest earned on performance bond collateral reinvestment to the clearing firms, as higher rates of interest were earned after the first quarter of 2018. In the first quarter of 2019, we also recognized a net loss of $14.4 million on derivative contracts.

Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2019	2018
Quarter ended March 31	22.5%	24.1%
The overall decrease in the effective tax rate was largely due to tax benefits recognized in the first quarter of 2019 related to the recognition of certain tax assets that were previously reserved, partially offset by deferred tax expense recognized in the first quarter of 2019 for the remeasurement of deferred tax assets and liabilities.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities decreased in the first quarter of 2019 when compared with the same period in 2018. The decrease in net cash provided by operating activities was largely attributable to the decrease in trading volume as well as higher overall operating expenses. Net cash used in investing activities increased in the first quarter of 2019 when compared with the same period of 2018 due to an increase in purchases of fixed assets. Cash used in financing activities was lower in the first quarter of 2019 when compared with the same period in 2018 due to a decrease in dividends paid and net proceeds from issuances of commercial paper. The decrease in cash used in financing activities was partially offset by the repayment of debt that was assumed in the acquisition of NEX.
Debt Instruments. The following table summarizes our debt outstanding at March 31, 2019:

(in millions)	Par Value
Fixed rate notes due September 2022, stated rate of 3.00% (1)	$750.0
Fixed rate notes due May 2023, stated rate of 4.30%	€15.0
Fixed rate notes due March 2025, stated rate of 3.00% (2)	$750.0
Fixed rate notes due June 2028, stated rate of 3.75%	$500.0
Fixed rate notes due September 2043, stated rate of 5.30% (3)	$750.0
Fixed rate notes due June 2048, stated rate of 4.15%	$700.0
Commercial Paper	$855.0
 _______________

(1)
We maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.

(2)
We maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%.

(3)
We maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 4.73%.

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets deposited by defaulting clearing members can be used to collateralize the facility. At March 31, 2019, guaranty funds available to collateralize the facility totaled $7.7 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility. On May 1, 2019, we amended and extended the agreement, which will expire on April 29, 2020.
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
At March 31, 2019, we have excess borrowing capacity for general corporate purposes of approximately $1.5 billion under our multi-currency revolving senior credit facility.
At March 31, 2019, we were in compliance with the various financial covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable standby letters of credit. At March 31, 2019, the letters of credit totaled $335.0 million.
The following table summarizes our credit ratings at March 31, 2019:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.0 billion and $1.4 billion at March 31, 2019 and December 31, 2018, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
On May 7, 2019, CME Group’s board of directors declared a regular quarterly dividend of $0.75 per share payable on June 25, 2019 to the shareholders of record as of June 10, 2019.
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
BrokerTec Americas LLC is required to maintain sufficient net capital under Securities Exchange Act Rule 15c3-1 (the Net Capital Rule). The Net Capital Rule focuses on liquidity and is designed to protect securities customers, counterparties, and creditors by requiring that broker-dealers have sufficient liquid resources on hand at all times to satisfy claims promptly. Rule 15c3-3, or the customer protection rule, which complements rule 15c3-1, is designed to ensure that customer property (securities and funds) in the custody of broker-dealers is adequately safeguarded. By law, both of these rules apply to the activities of registered broker-dealers, but not to unregistered affiliates. Since the firm does not hold any customer securities or funds, the firm received approval from the Financial Industry Regulatory Authority and the SEC to become a (k)(2)(i) broker dealer in November 2017. A company operating under the (k)(2)(i) exemption is not required to lock up customer funds as would otherwise be required under Rule 15c3-3 of the Securities Exchange Act.
Recent Accounting Pronouncements
Refer to Note 2. Accounting Policies in our notes to the consolidated financial statements for information on new and recently adopted accounting pronouncements that are applicable to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2018. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. During the fourth quarter of 2018, we acquired NEX and are in the process of integrating the acquired business into our overall internal control over financial reporting process. As permitted under applicable regulations, we have excluded NEX from the assessment of internal control over financial reporting as of March 31, 2019. There were no other changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Legal and Regulatory Matters” in Note 7. Contingencies to the Consolidated Financial Statements for updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference. Note 7. Contingencies includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019.

ITEM 1A.	RISK FACTORS
There have been no material updates to the Risk Factors disclosure included in the company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which are the risks that we believe are material at this time. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On November 2, 2018, CME Group and CME London Limited, a wholly-owned subsidiary of the company, completed their previously announced acquisition of NEX Group plc (NEX). The acquisition of NEX was effected by means of a scheme of arrangement under Part 26 of the U.K. Companies Act 2006. During the first quarter of 2019, the company issued to employees of NEX 4,162 shares of CME Group Class A common stock in connection with awards issued under NEX's 2016 Global Sharesave Plan. Under this plan, NEX employees were offered the opportunity to purchase shares of NEX by electing to participate in a specific grant of options to purchase shares of NEX up to six months after the closing date. The issuance of these shares was not registered under the Securities Act of 1933, as amended (Securities Act) or any state securities laws and was made in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 3(a)(10) of the Securities Act.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31	—	$—	—	$—
February 1 to February 28	—	—	—	—
March 1 to March 31	81,167	170.14	—	—
Total	81,167	$170.14	—

(1)	Shares purchased consist of an aggregate of 81,167 shares of Class A common stock surrendered in the first quarter of 2019 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

10.1
Amendment No. 2 to Credit Agreement, dated as of May 1, 2019, among Chicago Mercantile Exchange Inc., Bank of America, N.A., as Administrative Agent, and Citibank, N.A., as Collateral Agent and Collateral Monitoring Agent, and certain banks (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on May 6, 2019).

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

CME Group Inc. (Registrant)

Dated: May 8, 2019	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance