Form 10-Q
period 2019-06-30
CME GROUP INC.
filed 2019-08-07
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 001-31553
CME GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware			36-4459170
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

20 South Wacker Drive	Chicago	Illinois	60606
(Address of principal executive offices)			(Zip Code)
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
Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 10, 2019 was as follows: 358,092,467 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$937.7	$1,374.5
Marketable securities	81.8	72.9
Accounts receivable, net of allowance of $2.8 and $2.7	593.7	553.3
Other current assets (includes $4.1 and $1.5 in restricted cash)	359.7	430.5
Performance bonds and guaranty fund contributions	32,489.5	39,455.5
Total current assets	34,462.4	41,886.7
Property, net of accumulated depreciation and amortization of $843.6 and $761.1	500.4	448.7
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	5,308.7	5,500.1
Goodwill	10,795.3	10,805.3
Other assets (includes $1.1 and $1.2 in restricted cash)	2,107.4	1,659.6
Total Assets	$70,349.5	$77,475.7

Liabilities and Equity
Current Liabilities:
Accounts payable	$51.6	$116.0
Short-term debt	—	574.2
Other current liabilities	393.6	1,126.9
Performance bonds and guaranty fund contributions	32,489.5	39,455.5
Total current liabilities	32,934.7	41,272.6
Long-term debt	4,072.9	3,826.8
Deferred income tax liabilities, net	5,645.1	5,665.9
Other liabilities	1,211.9	745.1
Total Liabilities	43,864.6	51,510.4

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at June 30, 2019 and December 31, 2018; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2019 and December 31, 2018; 357,143 and 356,824 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	21,109.2	21,054.3
Retained earnings	5,336.8	4,855.3
Accumulated other comprehensive income (loss)	5.6	5.3
Total CME Group Shareholders’ Equity	26,455.2	25,918.5
Non-controlling interests	29.7	46.8
Total Equity	26,484.9	25,965.3
Total Liabilities and Equity	$70,349.5	$77,475.7

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Clearing and transaction fees	$1,051.8	$906.1	$2,004.4	$1,879.7
Market data and information services	128.3	113.8	258.4	208.7
Other	92.6	39.7	189.5	80.2
Total Revenues	1,272.7	1,059.6	2,452.3	2,168.6
Expenses
Compensation and benefits	227.3	150.8	457.6	303.5
Technology	48.6	25.2	95.7	50.7
Professional fees and outside services	41.7	31.9	81.1	74.5
Amortization of purchased intangibles	76.1	23.6	156.8	47.3
Depreciation and amortization	46.3	27.5	79.2	55.6
Licensing and other fee agreements	44.8	39.9	85.3	89.4
Other	89.3	93.8	167.0	139.8
Total Expenses	574.1	392.7	1,122.7	760.8
Operating Income	698.6	666.9	1,329.6	1,407.8

Non-Operating Income (Expense)
Investment income	139.3	241.9	318.0	398.3
Interest and other borrowing costs	(45.1)	(33.1)	(93.2)	(63.2)
Equity in net earnings of unconsolidated subsidiaries	43.8	36.4	84.3	76.5
Other non-operating income (expense)	(134.5)	(155.3)	(296.4)	(273.9)
Total Non-Operating Income (Expense)	3.5	89.9	12.7	137.7
Income before Income Taxes	702.1	756.8	1,342.3	1,545.5
Income tax provision	187.5	190.7	331.8	380.6
Net Income	514.6	566.1	1,010.5	1,164.9
Less: net (income) loss attributable to non-controlling interests	(0.8)	—	0.2	—
Net Income Attributable to CME Group	$513.8	$566.1	$1,010.7	$1,164.9

Earnings per Common Share Attributable to CME Group:
Basic	$1.44	$1.67	$2.83	$3.43
Diluted	1.43	1.66	2.82	3.42
Weighted Average Number of Common Shares:
Basic	357,060	339,465	356,973	339,386
Diluted	358,155	340,872	358,103	340,838
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$514.6	$566.1	$1,010.5	$1,164.9
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	0.9	—	1.7	(0.9)
Reclassification of net (gains) losses on sales included in investment income	(0.1)	—	(0.1)	—
Income tax benefit (expense)	(0.2)	—	(0.4)	0.2
Investment securities, net	0.6	—	1.2	(0.7)
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	(2.7)	1.7
Amortization of net actuarial (gains) losses included in compensation and benefits expense	1.2	0.6	2.4	1.3
Income tax benefit (expense)	(0.3)	(0.2)	0.1	(0.8)
Defined benefit plans, net	0.9	0.4	(0.2)	2.2
Derivative investments:
Net unrealized holding gains (losses) arising during the period	(0.5)	—	(0.2)	—
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(0.3)	(0.3)	(0.6)	(0.6)
Income tax benefit (expense)	0.1	0.1	0.1	0.2
Derivative investments, net	(0.7)	(0.2)	(0.7)	(0.4)
Foreign currency translation:
Foreign currency translation adjustments	1.0	(1.5)	(3.0)	(0.6)
Income tax benefit (expense)	3.0	—	3.0	—
Foreign currency translation, net	4.0	(1.5)	—	(0.6)
Other comprehensive income (loss), net of tax	4.8	(1.3)	0.3	0.5
Comprehensive income	519.4	564.8	1,010.8	1,165.4
Less: comprehensive (income) loss attributable to non-controlling interests	(0.8)	—	0.2	—
Comprehensive income attributable to CME Group	$518.6	$564.8	$1,011.0	$1,165.4
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Six Months Ended, June 30, 2019
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2018	356,824	3	$21,057.9	$4,855.3	$5.3	$25,918.5	$46.8	$25,965.3
Net income				1,010.7		1,010.7	(0.2)	1,010.5
Other comprehensive income (loss)					0.3	0.3	—	0.3
Dividends on common stock of $1.50 per share				(536.1)		(536.1)		(536.1)
Impact of adoption of standards updates on leasing				6.9		6.9		6.9
Changes in non-controlling interest due to measurement period adjustments						—	(16.9)	(16.9)
Exercise of stock options	162		7.0			7.0		7.0
Vesting of issued restricted Class A common stock	128		(14.1)			(14.1)		(14.1)
Shares issued to Board of Directors	16		3.1			3.1		3.1
Shares issued under Employee Stock Purchase Plan	13		2.5			2.5		2.5
Stock-based compensation			56.4			56.4		56.4
Balance at June 30, 2019	357,143	3	$21,112.8	$5,336.8	$5.6	$26,455.2	$29.7	$26,484.9

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended, June 30, 2019
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Shareholders’ Equity
Balance at March 31, 2019	357,013	3	$21,065.7	$5,091.1	$0.8	$26,157.6	$28.9	$26,186.5
Net income				513.8		513.8	0.8	514.6
Other comprehensive income (loss)					4.8	4.8		4.8
Dividends on common stock of $0.75 per share				(268.1)		(268.1)		(268.1)
Exercise of stock options	98		3.7			3.7		3.7
Vesting of issued restricted Class A common stock	3		(0.3)			(0.3)		(0.3)
Shares issued to Board of Directors	16		3.1			3.1		3.1
Shares issued under Employee Stock Purchase Plan	13		2.5			2.5		2.5
Stock-based compensation			38.1			38.1		38.1
Balance at June 30, 2019	357,143	3	$21,112.8	$5,336.8	$5.6	$26,455.2	$29.7	$26,484.9
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Six Months Ended, June 30, 2018
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2017	339,235	3	$17,900.3	$4,497.2	$14.3	$22,411.8
Net income				1,164.9		1,164.9
Other comprehensive income (loss)					0.5	0.5
Dividends on common stock of $1.40 per share				(476.3)		(476.3)
Impact of adoption of standards update on tax effects related to accumulated other comprehensive income and revenue recognition				(12.5)	3.8	(8.7)
Exercise of stock options	116		8.2			8.2
Vesting of issued restricted Class A common stock	145		(14.9)			(14.9)
Shares issued to Board of Directors	14		2.4			2.4
Shares issued under Employee Stock Purchase Plan	10		1.8			1.8
Stock-based compensation			33.9			33.9
Balance at June 30, 2018	339,520	3	$17,931.7	$5,173.3	$18.6	$23,123.6

	Quarter Ended, June 30, 2018
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2018	339,435	3	$17,907.5	$4,845.4	$19.9	$22,772.8
Net income				566.1		566.1
Other comprehensive income (loss)					(1.3)	(1.3)
Dividends on common stock of $0.70 per share				(238.2)		(238.2)
Exercise of stock options	57		4.0			4.0
Vesting of issued restricted Class A common stock	4		(0.2)			(0.2)
Shares issued to Board of Directors	14		2.4			2.4
Shares issued under Employee Stock Purchase Plan	10		1.8			1.8
Stock-based compensation			16.2			16.2
Balance at June 30, 2018	339,520	3	$17,931.7	$5,173.3	$18.6	$23,123.6
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$1,010.5	$1,164.9
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	56.4	33.9
Amortization of purchased intangibles	156.8	47.3
Depreciation and amortization	79.2	55.6
Unrealized loss on assets held for sale	21.6	—
Unrealized loss on derivative contracts	16.7	36.9
Net realized and unrealized (gains) losses on privately-held equity investments	27.2	(88.2)
Undistributed net earnings of unconsolidated subsidiaries	(31.2)	(4.7)
Deferred income taxes	(13.1)	5.0
Change in:
Accounts receivable	(40.4)	(75.0)
Other current assets	126.1	36.5
Other assets	(13.4)	(0.8)
Accounts payable	(64.3)	(3.5)
Income taxes payable	(28.6)	171.0
Other current liabilities	(177.7)	(26.4)
Other liabilities	8.5	(5.9)
Other	8.6	1.2
Net Cash Provided by Operating Activities	1,142.9	1,347.8

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	11.6	3.4
Purchases of available-for-sale marketable securities	(8.3)	(1.9)
Purchases of property, net	(121.6)	(29.6)
Proceeds from sales of privately-held equity investments	28.4	20.4
Net Cash Used in Investing Activities	(89.9)	(7.7)

Cash Flows from Financing Activities
Issuance of commercial paper, net of maturities	239.5	—
Proceeds from debt, net of issuance costs	—	1,187.2
Repayment of debt	(569.2)	—
Cash dividends	(1,159.9)	(1,662.5)
Premium payment for derivative contract	—	(30.0)
Settlement of derivative contracts	16.0	—
Employee taxes paid on restricted stock vesting	(14.1)	(14.9)
Other	0.4	9.9
Net Cash Used in Financing Activities	(1,487.3)	(510.3)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Net change in cash, cash equivalents and restricted cash	$(434.3)	$829.8
Cash, cash equivalents and restricted cash, beginning of period	1,377.2	1,906.0
Cash, Cash Equivalents and Restricted Cash, End of Period	$942.9	$2,735.8

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$937.7	$1,098.9
Short-term restricted cash	4.1	1,635.5
Long-term restricted cash	1.1	1.4
Total	$942.9	$2,735.8

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$373.9	$272.8
Interest paid	80.1	42.4

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2019 and December 31, 2018 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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
3. Revenue Recognition
The company generates revenue from customers from the following sources:
Clearing and transaction fees. Clearing and transaction fees include electronic trading fees and brokerage commissions, surcharges for privately-negotiated transactions, portfolio reconciliation and compression services, risk mitigation and other volume-related charges for trade contracts. Clearing and transaction fees are assessed upfront at the time of trade execution. As such, the company recognizes the majority of the fee revenue upon successful execution of the trade. The minimal remaining portion of the fee revenue related to settlement activities performed after trade execution is recognized over the short-term period that the contract is outstanding, based on management’s estimates of the average contract lifecycle. These estimates are based on various assumptions to approximate the amount of fee revenue to be attributed to services performed through contract settlement, expiration, or termination. For cleared trades, these assumptions include the average number of days that a contract remains in open interest, contract turnover, average revenue per day, and revenue remaining in open interest at the end of each period.
The nature of contracts gives rise to several types of variable consideration, including volume-based pricing tiers, customer incentives associated with market maker programs and other fee discounts. The company includes fee discounts and incentives in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee reduction. These estimates are based on historical experience, anticipated performance, and best judgment at the time. Because of the company's certainty in estimating these amounts, they are included in the transaction price of contracts.
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
The following table represents a disaggregation of revenue from contracts with customers for the quarters and six months ended June 30, 2019 and 2018:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Interest rates	$347.4	$288.9	$650.2	$627.3
Equity indexes	148.1	157.3	294.0	352.3
Foreign exchange	39.3	49.1	80.5	100.2
Agricultural commodities	141.5	141.4	246.5	262.5
Energy	179.3	192.0	344.3	383.6
Metals	58.1	60.5	109.1	119.9
Cash markets business	120.7	—	243.6	—
Interest rate swap	17.4	16.9	36.2	33.9
Total clearing and transaction fees	1,051.8	906.1	2,004.4	1,879.7
Market data and information services	128.3	113.8	258.4	208.7
Other	92.6	39.7	189.5	80.2
Total revenues	$1,272.7	$1,059.6	$2,452.3	$2,168.6

Timing of Revenue Recognition
Services transferred at a point in time	988.1	890.6	$1,881.0	$1,848.4
Services transferred over time	281.9	166.7	559.6	315.5
One-time charges and miscellaneous revenues	2.7	2.3	11.7	4.7
Total revenues	$1,272.7	$1,059.6	$2,452.3	$2,168.6

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. For annual licenses and upfront fee arrangements, the company generally bills customers upon contract execution. These payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the six months ended June 30, 2019 were not materially impacted by any other factors. The balance of contract liabilities was $57.9 million and $44.4 million as of June 30, 2019 and December 31, 2018, respectively.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. At June 30, 2019, CME maintained $16.7 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
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
During the first six months of 2019, the clearing house transferred an average of approximately $3.1 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2019.
5. Intangible Assets
Intangible assets consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$5,828.1	$(1,206.2)	$4,621.9	$5,862.5	$(1,065.6)	$4,796.9
Technology-related intellectual property	178.7	(36.2)	142.5	179.1	(25.6)	153.5
Other	103.3	(9.0)	94.3	102.8	(3.1)	99.7
Total amortizable intangible assets	$6,110.1	$(1,251.4)	4,858.7	$6,144.4	$(1,094.3)	5,050.1

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$5,308.7			$5,500.1
Trading products (1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $76.1 million and $23.6 million for the quarters ended June 30, 2019 and

2018, respectively. Total amortization expense for intangible assets was $156.8 million and $47.3 million for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2019	$157.8
2020	315.5
2021	315.4
2022	315.0
2023	313.6
2024	307.0
Thereafter	3,134.4

Goodwill activity consisted of the following at June 30, 2019 and December 31, 2018:

(in millions)	Balance at December 31, 2018	Business Combinations	Other Activity (1)	Balance at June 30, 2019
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	3,236.3	—	(10.0)	3,226.3
Other	40.4	—	—	40.4
Total Goodwill	$10,805.3	$—	$(10.0)	$10,795.3
(in millions)	Balance at December 31, 2017	Business Combinations	Other Activity	Balance at December 31, 2018
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	—	3,236.3	—	3,236.3
Other	40.4	—	—	40.4
Total Goodwill	$7,569.0	$3,236.3	$—	$10,805.3

(1) Other activity includes measurement period adjustments, including adjustments to intangible assets, fixed assets, other assets and accrued liabilities, as well as goodwill associated with assets held for sale. The company expects to finalize its purchase price allocation of net tangible and intangible assets within the first year following the acquisition date of NEX.
6. Debt
In March 2019, the company repaid both the €350.0 million fixed rates notes and the ¥19.1 billion term loan.
Short-term debt outstanding consisted of the following at June 30, 2019 and December 31, 2018 (in U.S. dollar equivalent):

(in millions)	June 30, 2019	December 31, 2018
€350.0 million fixed rate notes due March 2019, stated rate of 3.13%	$—	$400.7
¥19.1 billion term loan due March 2019, stated rate of 0.81%	—	173.5
Total short-term debt	$—	$574.2

Long-term debt consisted of the following at June 30, 2019 and December 31, 2018:

(in millions)	June 30, 2019	December 31, 2018
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$747.3	$746.9
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	16.6	16.6
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	745.9	745.6
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	496.1	495.9
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	742.6	742.4
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	689.7	689.5
Commercial paper (4)	634.7	389.9
Total long-term debt	$4,072.9	$3,826.8

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
Commercial paper with an aggregate par value of $6.9 billion and maturities ranging from 1 to 18 days was issued during the first six months of 2019. The weighted average discount rate of commercial paper outstanding at June 30, 2019 was 2.40%. The weighted average balance of commercial paper outstanding during the first six months of 2019 was $468.8 million.
Long-term debt maturities, at par value (in U.S. dollar equivalent), were as follows at June 30, 2019:

(in millions)	Par Value
2020	$—
2021	—
2022	1,385.0
2023	17.1
2024	—
Thereafter	2,700.0

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
No accrual was required for legal and regulatory matters as none were probable and estimable as of June 30, 2019 and December 31, 2018.
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
8. Leases
The company adopted the new leasing standard on January 1, 2019, using the modified retrospective approach. The standard requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. Upon implementation of the standard, the company utilized the package of practical expedients which did not require reassessment of the following: (a) whether any expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) any initial direct costs for existing leases. In addition, the company has elected not to separately account for lease and non-lease components, resulting in a greater amount of capitalized lease costs on the balance sheet. Upon adoption of the new standard on January 1, 2019, the company recognized a lease liability of $568.0 million and right-of-use asset of $448.2 million.
The company has operating leases for datacenters, corporate offices, and certain information technology equipment. The operating leases have remaining lease terms of up to 19 years, some of which include options to extend or renew the leases for up to an additional 5 years, and some of which include options to early terminate the leases in less than 12 months. Management evaluates the exercisability of these options at least quarterly in order to determine whether the contract term must be reassessed. For a small number of the leases, primarily the international locations, management's approach is to enter into short-term leases for a lease term of 12 months or less in order to provide for greater flexibility in the local environment. For certain office spaces, the company has entered into arrangements to sublease excess space to third parties, while the original lease contract remains in effect with the landlord.
The company also has three finance leases, one of which is related to the sale of our datacenter in March 2016. In connection with the sale, the company leased back a portion of the property. The sale leaseback transaction was recognized under the financing method and not as a sale leaseback arrangement. We have two other finance leases related to networking equipment and connectivity hardware. These leases qualify for classification as finance leases due to our exercise of an existing purchase option on this equipment.
The right-of-use lease asset is recorded within other assets, and the present value of the lease liability is recorded within other liabilities (segregated between short term and long term) on the consolidated balance sheets. The discount rate applied to the lease payments represents the company's incremental borrowing rate. The company has elected to utilize the short term lease exception for purposes of adopting this standard, such that the company has not capitalized on the balance sheet a lease asset or lease liability associated with leases with terms of 12 months or less from the commencement date.
The components of lease costs were as follows:

(in millions)	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense:
Operating lease cost	$18.9	$37.3
Short-term lease cost	1.5	4.9
Total operating lease expense included in other expense	$20.4	$42.2

Finance lease expense:
Interest expense	$0.9	$1.8
Depreciation expense	2.4	4.6
Total finance lease expense	$3.3	$6.4

Sublease revenue included in other revenue	$1.7	$5.3

Supplemental cash flow information related to leases was as follows:

(in millions)	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Cash outflows for operating leases	$16.9	$32.1
Cash outflows for finance leases	4.8	9.0

Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	June 30, 2019
Operating lease right-of-use assets	$433.5

Operating lease liabilities:
Other current liabilities	$41.3
Other liabilities	524.3
Total operating lease liabilities	$565.6

Weighted average remaining lease term (in months)	151
Weighted average discount rate	4.0%

Finance leases

(in millions)	June 30, 2019
Finance lease right-of-use assets	$102.9

Finance lease liabilities:
Other current liabilities	$8.9
Other liabilities	95.2
Total finance lease liabilities	$104.1

Weighted average remaining lease term (in months)	140
Weighted average discount rate	3.5%

Future minimum lease payments were as follows as of June 30, 2019 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2019	$31.5
2020	63.3
2021	60.1
2022	62.9
2023	59.0
2024	53.4
Thereafter	399.0
Total lease payments	729.2
Less: imputed interest	(163.6)
Present value of lease liability	$565.6

(in millions)	Finance Leases
Remainder of 2019	$9.9
2020	16.9
2021	17.0
2022	17.1
2023	17.2
2024	17.4
Thereafter	111.8
Total lease payments	207.3
Less: imputed interest	(103.2)
Present value of lease liability	$104.1

9. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) have a mutual offset agreement with a current term through October 2019. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable, standby letters of credit. At June 30, 2019, CME was contingently liable to SGX on letters of credit totaling $335.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2019.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2019.

10. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2018	$0.1	$(53.8)	$69.7	$(10.7)	$5.3
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	1.7	(2.7)	(0.2)	(3.0)	(4.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	2.4	(0.6)	—	1.7
Income tax benefit (expense)	(0.4)	0.1	0.1	3.0	2.8
Net current period other comprehensive income (loss)	1.2	(0.2)	(0.7)	—	0.3
Balance at June 30, 2019	$1.3	$(54.0)	$69.0	$(10.7)	$5.6

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2017	$0.6	$(36.1)	$58.0	$(8.2)	$14.3
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.9)	1.7	—	(0.6)	0.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.3	(0.6)	—	0.7
Income tax benefit (expense)	0.2	(0.8)	0.2	—	(0.4)
Net current period other comprehensive income (loss)	(0.7)	2.2	(0.4)	(0.6)	0.5
Impact of adoption of standards update on tax effects related to accumulated other comprehensive income	0.1	(8.2)	11.9	—	3.8
Balance at June 30, 2018	$—	$(42.1)	$69.5	$(8.8)	$18.6

11. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes:

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
Level 1 assets generally include investments in publicly traded mutual funds, equity securities and corporate debt securities with quoted market prices. In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities.
Level 2 assets and liabilities generally consist of asset-backed securities, derivatives and long-term debt notes. Asset-backed securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings. The derivative contracts were measured at fair value using standard valuation models with market-based observable inputs. Gains and losses on these contracts are recognized in other non-operating income (expense) and accumulated comprehensive income. The fair values of the long-term debt notes were based on quoted market prices in an inactive market.

Level 3 liabilities include contingent consideration. The contingent consideration liabilities are considered level 3 liabilities because management used significant unobservable inputs, including probability factors. Changes to the probability assumption do not have a material impact on the fair value of the liability. Level 3 assets also include fixed assets and privately-held equity investments that were impaired.
Recurring Fair Value Measurements. Financial assets and liabilities recorded in the consolidated balance sheet as of June 30, 2019 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$18.4	$—	$—	$18.4
Mutual funds	63.0	—	—	63.0
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	81.5	0.3	—	81.8
Total Assets at Fair Value	$81.5	$0.3	$—	$81.8

Liabilities at Fair Value:
Derivative contracts	$—	$2.4	$—	$2.4
Contingent consideration	—	—	0.5	0.5
Total Liabilities at Fair Value	$—	$2.4	$0.5	$2.9

The following is a reconciliation of the level 3 liability valued at fair value on a recurring basis during the first six months of 2019:

(in millions)	Contingent Consideration
Fair value of liability at December 31, 2018	$6.7
Unrealized gains (losses) included in operating expense	0.1
Goodwill measurement period adjustment	(6.1)
Settlements	(0.2)
Fair Value of Liability at June 30, 2019	$0.5

Non-Recurring Fair Value Measurements. During the first six months of 2019, the company recognized an impairment charge of $18.7 million related to three of its privately-held equity investments. The fair value of two of the investments was estimated to be zero at the impairment date and the fair value of the other investment was estimated to be $0.9 million at the impairment date. The company also recognized unrealized losses of $21.6 million related to assets held for sale and $12.3 million related to certain fixed assets. The fair value of the fixed assets was estimated to be zero at the impairment date. The fair value of the net assets held for sale were estimated to be $3.6 million at June 30, 2019. These assessments were based on quantitative and qualitative indications of impairment. The fair value measurements of the investment, fixed assets and assets held for sale are considered level 3 and non-recurring.

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
At June 30, 2019, the fair values (in U.S. dollar equivalent) were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due September 2022	$769.7	Level 2
€15.0 million fixed rate notes due May 2023	19.2	Level 2
$750.0 million fixed rate notes due March 2025	780.2	Level 2
$500.0 million fixed rate notes due June 2028	543.6	Level 2
$750.0 million fixed rate notes due September 2043	960.4	Level 2
$700.0 million fixed rate notes due June 2048	787.1	Level 2
Commercial paper	634.7	Level 3

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Restricted stock and performance shares	55	7	55	9
Total	55	7	55	9

The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income Attributable to CME Group (in millions)	$513.8	$566.1	$1,010.7	$1,164.9
Weighted Average Number of Common Shares (in thousands):
Basic	357,060	339,465	356,973	339,386
Effect of stock options, restricted stock and performance shares	1,095	1,407	1,130	1,452
Diluted	358,155	340,872	358,103	340,838
Earnings per Common Share Attributable to CME Group:
Basic	$1.44	$1.67	$2.83	$3.43
Diluted	1.43	1.66	2.82	3.42

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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2019	2018	Change	2019	2018	Change
Total revenues	$1,272.7	$1,059.6	20%	$2,452.3	$2,168.6	13%
Total expenses	574.1	392.7	46	1,122.7	760.8	48
Operating margin	54.9%	62.9%		54.2%	64.9%
Non-operating income (expense)	$3.5	$89.9	(96)	$12.7	$137.7	(91)
Effective tax rate	26.7%	25.2%		24.7%	24.6%
Net income attributable to CME Group	$513.8	$566.1	(9)	$1,010.7	$1,164.9	(13)
Diluted earnings per common share attributable to CME Group	1.43	1.66	(14)	2.82	3.42	(18)
Cash flows from operating activities				1,142.9	1,347.8	(15)
Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2019	2018	Change	2019	2018	Change
Clearing and transaction fees	$1,051.8	$906.1	16	$2,004.4	$1,879.7	7%
Market data and information services	128.3	113.8	13%	258.4	208.7	24
Other	92.6	39.7	133	189.5	80.2	136
Total Revenues	$1,272.7	$1,059.6	20	$2,452.3	$2,168.6	13
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

	Quarter Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Total contract volume (in millions)	1,317.8	1,175.0	12%	2,454.4	2,529.4	(3)%
Clearing and transaction fees (in millions)	$913.7	$889.1	3	$1,724.6	$1,845.6	(7)
Average rate per contract	$0.693	$0.757	(8)	$0.703	$0.730	(4)
We estimate the following net changes in clearing and transaction fees based on changes in total contract volume and changes in average rate per contract for futures and options during the second quarter and first six months of 2019 when compared with the same periods in 2018.

(in millions)	Quarter Ended	Six Months Ended
Increase (decrease) due to change in total contract volume	$99.0	$(52.7)
Decreases due to change in average rate per contract	(74.4)	(68.3)
Net increase (decrease) in clearing and transaction fees	$24.6	$(121.0)
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2019	2018	Change	2019	2018	Change
Average Daily Volume by Product Line:
Interest rates	11,593	9,200	26%	10,964	10,541	4%
Equity indexes	3,480	3,086	13	3,323	3,579	(7)
Foreign exchange	874	1,035	(15)	879	1,066	(18)
Agricultural commodities	1,839	1,734	6	1,614	1,665	(3)
Energy	2,499	2,630	(5)	2,416	2,691	(10)
Metals	633	674	(6)	598	693	(14)
Aggregate average daily volume	20,918	18,359	14	19,794	20,235	(2)
Average Daily Volume by Venue:
CME Globex	18,505	16,644	11	17,556	18,182	(3)
Open outcry	1,501	1,066	41	1,394	1,305	7
Privately negotiated	912	649	40	844	748	13
Aggregate average daily volume	20,918	18,359	14	19,794	20,235	(2)
Electronic Volume as a Percentage of Total Volume	88%	91%		89%	90%
Following periods of lower volatility in early 2019, overall market volatility increased throughout the second quarter of 2019, which we believe was largely due to a shift in expectations surrounding the Federal Reserve's interest rate policy. In the second quarter of 2019, the Federal Reserve signaled possible cuts to interest rates following earlier indication that it intended to continue to slowly increase interest rates throughout 2019. Uncertainty surrounding the United State's foreign trade policy also increased in the second quarter of 2019 following the threat of additional tariffs. We believe these factors contributed to the changes in volumes for the second quarter and first six months of 2019 when compared with the same periods in 2018.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2019	2018	Change	2019	2018	Change
Eurodollar futures and options:
Front 8 futures	2,401	1,919	25%	2,253	2,350	(4)%
Back 32 futures	750	775	(3)	735	968	(24)
Options	2,230	1,227	82	1,979	1,598	24
U.S. Treasury futures and options:
10-Year	2,369	2,259	5	2,320	2,395	(3)
5-Year	1,430	1,235	16	1,402	1,301	8
2-Year	780	532	47	738	580	27
Treasury bond	434	430	1	446	465	(4)
Federal Funds futures and options	433	277	56	355	280	27
In the second quarter and the first six months of 2019 when compared with the same periods in 2018, interest rate contract volumes increased largely due to market volatility resulting from uncertainty surrounding the Federal Reserve's interest rate policy. We believe volatility increased in the second quarter of 2019 due to a shift in expectations following the Federal Reserve's signal of possible cuts to interest rates in the third quarter of 2019 after several interest rate hikes in recent periods. In addition, electronic Eurodollar options volumes were higher due to increased client adoption of electronic options trading, specifically in non-U.S. trading hours.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2019	2018	Change	2019	2018	Change
E-mini S&P 500 futures and options	2,208	2,173	2%	2,188	2,556	(14)%
E-mini NASDAQ 100 futures and options	493	418	18	492	456	8
E-mini Russell 2000 futures and options	147	133	11	148	143	4
Equity index contract volume increased in the second quarter of 2019 when compared with the same period in 2018 due to higher levels of volatility, as measured by the CBOE Volatility Index and CBOE Nasdaq-100 Volatility Index. Volatility levels were higher in the second quarter of 2019 due to uncertainty surrounding the United States' foreign trade and other economic policies.
In the first six months of 2019 when compared with the same period in 2018, overall equity index contract volume decreased largely due to lower levels of volatility in the first quarter of 2019 relative to the same period in 2018. We believe the high market volatility in early 2018 was due to uncertainty surrounding the United States' foreign trade policies and the Federal Reserve's interest rate policy.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2019	2018	Change	2019	2018	Change
Euro	239	336	(29)%	239	333	(28)%
Japanese yen	147	151	(3)	140	169	(17)
British pound	112	137	(18)	126	146	(14)
Australian dollar	112	115	(3)	111	124	(10)

In the second quarter and first six months of 2019, overall foreign exchange contract volumes decreased when compared with the same periods in 2018, which we believe resulted from an overall decrease in volatility following periods of very high volatility in early 2018. Foreign exchange volatility decreased in the first half of 2019 following the Federal Reserve and other central banks' indication of a limited number of expected interest rate changes in 2019. We also believe that the lack of resolution in the trade agreement between the United States and China and the delay in the United Kingdom European Union membership referendum resulted in lower volumes.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2019	2018	Change	2019	2018	Change
Corn	774	597	30%	631	557	13%
Soybean	317	373	(15)	275	358	(23)
Wheat	259	284	(9)	247	279	(12)
Overall commodity contract volumes increased slightly in the second quarter and decreased slightly in the first six months of 2019 when compared with the same periods in 2018. In the first half of 2019, corn contract volumes increased due to significant uncertainty surrounding crop yields for the 2019 growing season due to higher than normal precipitation levels. We believe the declines in soybean contract volumes are due to lower U.S. exports of soybeans to China resulting from uncertainty surrounding trade policies between the countries. The decreases in wheat contract volumes are due to lower volatility levels resulting from the stabilization of global supplies in early 2019.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2019	2018	Change	2019	2018	Change
WTI crude oil	1,470	1,591	(8)%	1,409	1,567	(10)%
Natural gas	455	484	(6)	470	572	(18)
Refined products	406	409	(1)	394	413	(5)
In the second quarter and first six months of 2019 when compared with the same periods in 2018, we believe overall energy contract volumes decreased due to lower price volatility within the energy markets. The low volatility is the result of greater price stability within the crude oil markets as supply was meeting demand. In addition, expanded production of natural gas resulted in a reduction of price volatility, which we believe contributed to decreases in natural gas volumes.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2019	2018	Change	2019	2018	Change
Gold	393	383	3%	367	409	(10)%
Copper	108	146	(26)	106	142	(25)
Silver	104	115	(10)	95	112	(16)
Overall metal contract volumes decreased in the second quarter and first six months of 2019 when compared with the same periods in 2018 due to an overall decrease in market volatility. Volatility subsided in early 2019 following periods of very high volatility in the first half of 2018. In the same period of 2018, investors utilized gold and other precious metals as safe haven alternative investments during periods of high overall market volatility. Gold contract volume increased slightly in the second quarter of 2019 as volatility started to increase.
Average Rate per Contract
The average rate per contract decreased in the second quarter and first six months of 2019 when compared with the same periods in 2018. The decreases were largely due a shift in product mix. In the second quarter of 2019, interest contract volume increased by 5 percentage points as a percentage of total volume, while all other products collectively decreased by 5 percentage points. In the first six months, interest rate contract volume increased by 3 percentage points as a percentage of total volume, while all other products collectively decreased by 3 percentage points. In general, interest rate products have a lower rate per contract compared with the remaining contracts.
Cash Markets Business
Total clearing and transaction fees revenues in the second quarter and first six months of 2019 include $120.7 million and $243.6 million of transaction fees attributable to the cash markets business acquired from NEX. This revenue includes BrokerTec U.S.'s fixed income volume and EBS's foreign exchange volume.

(amounts in millions)	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
BrokerTec U.S.'s fixed income transaction fees	$48.5	$96.1
EBS's foreign exchange transaction fees	49.2	98.1
The related average daily notional value for the second quarter and first six months of 2019 were as follows:

(amounts in billions)	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
U.S. Treasury	$173.1	$172.8
European Repo (in euros)	282.3	276.8
Spot FX	77.8	79.6
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. No individual firm represented at least 10% of our clearing and transaction fees in the first six months of 2019. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
The increases in market data and information services revenues in the second quarter and first six months of 2019 when compared with the same periods in 2018 were mainly attributable to the additional market data revenue generated by market data subscribers and distributors associated with the legacy NEX businesses subsequent to the acquisition in November 2018. In addition, fees for basic real-time market data services increased to $105 per month from $85 per month for each device beginning in the second quarter of 2018, which also contributed to the increase in revenue in the first six months of 2019 when compared with the same period in 2018.
The two largest resellers of our market data represented approximately 43% of our market data and information services revenue in the first six months of 2019. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the second quarter and first six months of 2019 when compared with the same periods in 2018, the increases in other revenues were largely due to the additional other revenues contributed by the NEX acquisition. Other revenues from NEX primarily include optimization services such as portfolio management, analytics, and trade and regulatory reporting.

Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2019	2018	Change	2019	2018	Change
Compensation and benefits	$227.3	$150.8	51%	$457.6	$303.5	51%
Technology	48.6	25.2	92	95.7	50.7	89
Professional fees and outside services	41.7	31.9	30	81.1	74.5	9
Amortization of purchased intangibles	76.1	23.6	n.m.	156.8	47.3	n.m.
Depreciation and amortization	46.3	27.5	68	79.2	55.6	42
Licensing and other fee agreements	44.8	39.9	12	85.3	89.4	(5)
Other	89.3	93.8	(5)	167.0	139.8	20
Total Expenses	$574.1	$392.7	46	$1,122.7	$760.8	48
n.m. not meaningful
Operating expenses increased by $181.4 million and $361.9 million in the second quarter and first six months of 2019 when compared with the same periods in 2018. The following table shows the estimated impacts of key factors resulting in the change in operating expenses:

	Quarter Ended June 30, 2019		Six Months Ended June 30, 2019
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Salaries, benefits and employer taxes	$65.0	17%	$126.7	17%
Amortization of purchased intangibles	52.4	13	109.4	14
Technology	23.3	6	45.0	6
Unrealized losses on fixed assets and assets held for sale	32.0	8	32.1	4
Occupancy and building operations	14.1	1	31.6	4
Bonus expense	16.3	4	29.5	4
Professional fees and outside services	9.7	2	6.6	1
Foreign currency exchange rate fluctuation	(52.5)	(13)	(46.5)	(6)
Other expenses, net	21.1	8	27.5	4
Total increase	$181.4	46%	$361.9	48%
Increases in operating expenses in the second quarter and first six months of 2019 when compared with the same periods in 2018 were largely attributable to our acquisition of NEX in the fourth quarter of 2018 as follows:

•	Compensation and benefits expense increased as a result of headcount added from the NEX acquisition in the fourth quarter of 2018.

•	Amortization of purchased intangibles related to the NEX acquisition account for the additional expense.

•	Technology expense, specifically hardware and software maintenance expense, was higher largely due to the addition of our NEX operations.

•	Occupancy and building operations expense increased due to the inclusion of leases for our NEX operations.

•	Bonus expense increased compared with the same periods in 2018 largely due to the headcount added as part of the NEX acquisition.

•	In the second quarter of 2019, we recognized impairment losses on certain fixed assets and unrealized losses on assets held for sale.

•	Professional fees and outside service expenses increased compared with the same periods in 2018, largely due to the addition of our NEX operations.

Decreases in operating expenses in the second quarter and first six months of 2019 when compared with the same periods in 2018 were as follows:

•
In the second quarter of 2018, we recognized a net loss of $47.3 million primarily due to the decline in the British pound versus U.S. dollar exchange rate on $1.6 billion of restricted cash held for the acquisition of NEX, which was denominated in British pounds, compared with a net gain of $5.2 million in the second quarter of 2019. In the first six months of 2018, we recognized a net loss of $48.9 million, compared to a net loss of $2.4 million in the first six months of 2019. Gains and losses from exchange rate fluctuations result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies.

Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2019	2018	Change	2019	2018	Change
Investment income	$139.3	$241.9	(42)%	$318.0	$398.3	(20)%
Interest and other borrowing costs	(45.1)	(33.1)	36	(93.2)	(63.2)	47
Equity in net earnings (losses) of unconsolidated subsidiaries	43.8	36.4	20	84.3	76.5	10
Other non-operating income (expense)	(134.5)	(155.3)	(13)	(296.4)	(273.9)	8
Total Non-Operating	$3.5	$89.9	(96)	$12.7	$137.7	(91)
Investment income. Investment income decreased in the second quarter and first six months of 2019, when compared with the same period in 2018, largely due to increases in net realized and unrealized losses on privately-held equity investments in the second quarter of 2019 compared with higher net realized and unrealized gains on privately-held equity investments in the second quarter of 2018. This was partially offset by increases in earnings from cash performance bond and guaranty fund contributions that are reinvested, which resulted primarily from higher rates of interest earned in the cash account at the Federal Reserve Bank of Chicago.
Interest and other borrowing costs. Interest and other borrowing costs were higher in the second quarter and first six months of 2019 when compared with the same periods in 2018 due to the issuance of $500.0 million of 3.75% fixed rate notes due June 2028 and $700.0 million of 4.15% fixed rate notes due June 2048 towards the end of the second quarter of 2018. Interest and other borrowing costs were also higher due to the assumption of the outstanding NEX debt, as well as the issuance of commercial paper, both of which occurred during the fourth quarter of 2018.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/Dow Jones Indices LLC business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries in the second quarter and first six months of 2019 when compared with the same periods in 2018.
Other income (expense). We recognized higher expenses in the second quarter and first six months of 2019 when compared with the same periods in 2018 related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms, as higher rates of interest were earned after the first and second quarters of 2018. This increase in expense was paritally offset by decreases in losses related to derivative contracts in the second quarter and first six months of 2019.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2019	2018
Quarter ended June 30	26.7%	25.2%
Six months ended June 30	24.7%	24.6%
The effective tax rate for the second quarter of 2019 increased when compared with the same period in 2018 largely due to non-deductible unrealized losses on assets held for sale that were recognized in the second quarter of 2019.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities decreased in the first six months of 2019 when compared with the same period in 2018. The decrease in net cash provided by operating activities was largely attributable to the decrease in trading volume as well as higher overall operating expenses. Net cash used in investing activities increased in the first six months of 2019 when compared with the same period of 2018 due to an increase in purchases of fixed assets. Cash used in financing activities was higher in the first six months of 2019 when compared with the same period in 2018 due to a net reduction in outstanding debt in the first six months of 2019 compared with issuance of debt in the first six months of 2018. The increase in cash used in financing activities was partially offset by a decrease in cash dividends.
Debt Instruments. The following table summarizes our debt outstanding at June 30, 2019:

(in millions)	Par Value
Fixed rate notes due September 2022, stated rate of 3.00% (1)	$750.0
Fixed rate notes due May 2023, stated rate of 4.30%	€15.0
Fixed rate notes due March 2025, stated rate of 3.00% (2)	$750.0
Fixed rate notes due June 2028, stated rate of 3.75%	$500.0
Fixed rate notes due September 2043, stated rate of 5.30% (3)	$750.0
Fixed rate notes due June 2048, stated rate of 4.15%	$700.0
Commercial Paper	$635.0
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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets deposited by defaulting clearing members can be used to collateralize the facility. At June 30, 2019, guaranty funds available to collateralize the facility totaled $7.7 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility. On May 1, 2019, we amended and extended the agreement, which will expire on April 29, 2020.
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
At June 30, 2019, we have excess borrowing capacity for general corporate purposes of approximately $1.7 billion under our multi-currency revolving senior credit facility.
At June 30, 2019, we were in compliance with the various financial covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable standby letters of credit. At June 30, 2019, the letters of credit totaled $335.0 million.
The following table summarizes our credit ratings at June 30, 2019:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $0.9 billion and $1.4 billion at June 30, 2019 and December 31, 2018, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
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
BrokerTec Americas LLC is required to maintain sufficient net capital under Securities Exchange Act Rule 15c3-1 (the Net Capital Rule). The Net Capital Rule focuses on liquidity and is designed to protect securities customers, counterparties, and creditors by requiring that broker-dealers have sufficient liquid resources on hand at all times to satisfy claims promptly. Rule 15c3-3, or the customer protection rule, which complements rule 15c3-1, is designed to ensure that customer property (securities and funds) in the custody of broker-dealers is adequately safeguarded. By law, both of these rules apply to the activities of registered broker-dealers, but not to unregistered affiliates. The firm began operating as a (k)(2)(i) broker dealer in November 2017 following notification to the Financial Industry Regulatory Authority and the SEC. A company operating under the (k)(2)(i) exemption is not required to lock up customer funds as would otherwise be required under Rule 15c3-3 of the Securities Exchange Act.
Recent Accounting Pronouncements
Refer to Note 2. Accounting Policies in our notes to the consolidated financial statements for information on newly issued and recently adopted accounting pronouncements that are applicable to us.

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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. During the fourth quarter of 2018, we acquired NEX and are in the process of integrating the acquired business into our overall internal control over financial reporting process. As permitted under applicable regulations, we have excluded NEX from the assessment of internal control over financial reporting as of June 30, 2019. There were no other changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Unregistered Sales of Equity Securities
On November 2, 2018, CME Group and CME London Limited, a wholly-owned subsidiary of the company, completed their previously announced acquisition of NEX Group plc (NEX). The acquisition of NEX was effected by means of a scheme of arrangement under Part 26 of the U.K. Companies Act 2006. During the second quarter of 2019, the company issued to employees of NEX 30,560 shares of CME Group Class A common stock in connection with awards issued under NEX's 2016 Global Sharesave Plan. Under this plan, NEX employees were offered the opportunity to purchase shares of NEX by electing to participate in a specific grant of options to purchase shares of NEX up to six months after the closing date. The employee shares were subject to the same share conversion rate offered in connection with the acquisition. The issuance of these shares was not registered under the Securities Act of 1933, as amended (Securities Act) or any state securities laws and was made in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 3(a)(10) of the Securities Act.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30	142	$172.39	—	$—
May 1 to May 31	—	—	—	—
June 1 to June 30	1,102	197.27	—	—
Total	1,244	$194.43	—

(1)	Shares purchased consist of an aggregate of 1,244 shares of Class A common stock surrendered in the second quarter of 2019 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: August 7, 2019	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance