Form 10-Q
period 2020-03-31
CME GROUP INC.
filed 2020-05-06
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 15, 2020 was as follows: 358,585,174 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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

•	the impact of the novel coronavirus (COVID-19) outbreak and response by governments and other third parties;

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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2020 and Item 1A. of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$851.7	$1,551.4
Marketable securities	77.5	83.2
Accounts receivable, net of allowance of $4.8 and $3.4	799.7	491.8
Other current assets (includes $4.3 and $4.3 in restricted cash)	315.9	364.4
Performance bonds and guaranty fund contributions	100,371.8	37,077.0
Total current assets	102,416.6	39,567.8
Property, net of accumulated depreciation and amortization of $885.6 and $867.5	538.4	544.0
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	4,997.9	5,117.7
Goodwill	10,742.5	10,742.5
Other assets (includes $0.8 and $0.9 in restricted cash)	2,061.6	2,068.0
Total Assets	$137,932.3	$75,215.3

Liabilities and Equity
Current Liabilities:
Accounts payable	$74.3	$61.9
Other current liabilities	607.9	1,384.8
Performance bonds and guaranty fund contributions	100,371.5	37,075.8
Total current liabilities	101,053.7	38,522.5
Long-term debt	3,539.8	3,743.2
Deferred income tax liabilities, net	5,622.1	5,635.2
Other liabilities	1,118.0	1,155.1
Total Liabilities	111,333.6	49,056.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at March 31, 2020 and December 31, 2019; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2020 and December 31, 2019; 357,677 and 357,469 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	21,120.4	21,113.2
Retained earnings	5,469.9	5,008.7
Accumulated other comprehensive income (loss)	(26.2)	3.4
Total CME Group Shareholders’ Equity	26,567.7	26,128.9
Non-controlling interests	31.0	30.4
Total Equity	26,598.7	26,159.3
Total Liabilities and Equity	$137,932.3	$75,215.3

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended
	March 31,
	2020	2019
Revenues
Clearing and transaction fees	$1,278.8	$952.6
Market data and information services	131.5	130.1
Other	111.8	96.9
Total Revenues	1,522.1	1,179.6
Expenses
Compensation and benefits	207.5	230.3
Technology	47.7	47.1
Professional fees and outside services	41.7	39.4
Amortization of purchased intangibles	77.3	80.7
Depreciation and amortization	35.3	32.9
Licensing and other fee agreements	73.9	40.5
Other	78.8	77.7
Total Expenses	562.2	548.6
Operating Income	959.9	631.0

Non-Operating Income (Expense)
Investment income	95.9	178.7
Interest and other borrowing costs	(40.9)	(48.1)
Equity in net earnings of unconsolidated subsidiaries	51.2	40.5
Other non-operating income (expense)	(76.8)	(161.9)
Total Non-Operating Income (Expense)	29.4	9.2
Income before Income Taxes	989.3	640.2
Income tax provision	222.5	144.3
Net Income	766.8	495.9
Less: net (income) loss attributable to non-controlling interests	(0.6)	1.0
Net Income Attributable to CME Group	$766.2	$496.9

Earnings per Common Share Attributable to CME Group:
Basic	$2.14	$1.39
Diluted	2.14	1.39
Weighted Average Number of Common Shares:
Basic	357,524	356,886
Diluted	358,455	358,047
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended
	March 31,
	2020	2019
Net income	$766.8	$495.9
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(0.6)	0.8
Income tax benefit (expense)	0.2	(0.2)
Investment securities, net	(0.4)	0.6
Defined benefit plans:
Net change in defined benefit plans arising during the period	(2.0)	(2.7)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	1.2	1.2
Income tax benefit (expense)	0.2	0.4
Defined benefit plans, net	(0.6)	(1.1)
Derivative investments:
Net unrealized holding gains (losses) arising during the period	—	0.3
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(1.8)	(0.3)
Income tax benefit (expense)	0.4	—
Derivative investments, net	(1.4)	—
Foreign currency translation:
Foreign currency translation adjustments	(27.8)	(4.0)
Reclassification of net currency (gains) losses from foreign entities to other expenses	0.6	—
Income tax benefit (expense)	—	—
Foreign currency translation, net	(27.2)	(4.0)
Other comprehensive income (loss), net of tax	(29.6)	(4.5)
Comprehensive income	737.2	491.4
Less: comprehensive (income) loss attributable to non-controlling interests	(0.6)	1.0
Comprehensive income attributable to CME Group	$736.6	$492.4
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	357,469	3	$21,116.8	$5,008.7	$3.4	$26,128.9	$30.4	$26,159.3
Net income				766.2		766.2	0.6	766.8
Other comprehensive income (loss)					(29.6)	(29.6)	—	(29.6)
Dividends on common stock of $0.85 per share				(304.7)		(304.7)		(304.7)
Impact of adoption of accounting standards updates on credit losses				(0.3)		(0.3)		(0.3)
Exercise of stock options	55		3.2			3.2		3.2
Vesting of issued restricted Class A common stock	153		(19.1)			(19.1)		(19.1)
Stock-based compensation			23.1			23.1		23.1
Balance at March 31, 2020	357,677	3	$21,124.0	$5,469.9	$(26.2)	$26,567.7	$31.0	$26,598.7
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	356,824	3	$21,057.9	$4,855.3	$5.3	$25,918.5	$46.8	$25,965.3
Net income				496.9		496.9	(1.0)	495.9
Other comprehensive income (loss)					(4.5)	(4.5)		(4.5)
Dividends on common stock of $0.75 per share				(268.0)		(268.0)		(268.0)
Impact of adoption of standards updates on leasing				6.9		6.9		6.9
Changes in non-controlling interest due to measurement period						—	(16.9)	(16.9)
Exercise of stock options	64		3.3			3.3		3.3
Vesting of issued restricted Class A common stock	125		(13.8)			(13.8)		(13.8)
Stock-based compensation			18.3			18.3		18.3
Balance at March 31, 2019	357,013	3	$21,065.7	$5,091.1	$0.8	$26,157.6	$28.9	$26,186.5
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$766.8	$495.9
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	23.1	18.3
Amortization of purchased intangibles	77.3	80.7
Depreciation and amortization	35.3	32.9
Net losses on impaired assets	23.1	—
Net (gain) loss on derivative contracts	(1.5)	14.4
Net realized and unrealized losses (gains) on investments	(2.9)	3.4
Undistributed net earnings of unconsolidated subsidiaries	(0.2)	(22.6)
Deferred income taxes	(9.7)	(0.6)
Change in:
Accounts receivable	(309.5)	(5.5)
Other current assets	(14.5)	45.4
Other assets	18.8	(9.8)
Accounts payable	12.4	(50.6)
Income taxes payable	186.1	141.3
Other current liabilities	(22.1)	(73.1)
Other liabilities	(29.5)	0.3
Other	4.1	(1.2)
Net Cash Provided by Operating Activities	757.1	669.2

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	2.2	6.1
Purchases of available-for-sale marketable securities	(2.4)	(5.6)
Purchases of property, net	(42.8)	(49.1)
Net Cash Used in Investing Activities	(43.0)	(48.6)

Cash Flows from Financing Activities
Issuance of commercial paper, net of maturities	(204.6)	462.3
Repayment of debt	—	(569.2)
Cash dividends	(1,197.6)	(892.1)
Settlement of derivative contracts	—	16.0
Employee taxes paid on restricted stock vesting	(19.1)	(13.8)
Other	7.4	(0.9)
Net Cash Used in Financing Activities	(1,413.9)	(997.7)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Quarter Ended March 31,
	2020	2019
Net change in cash, cash equivalents and restricted cash	$(699.8)	$(377.1)
Cash, cash equivalents and restricted cash, beginning of period	1,556.6	1,377.2
Cash, Cash Equivalents and Restricted Cash, End of Period	$856.8	$1,000.1

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$851.7	$997.4
Short-term restricted cash	4.3	1.6
Long-term restricted cash	0.8	1.1
Total	$856.8	$1,000.1

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$39.0	$—
Interest paid	42.4	55.4

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2020 and December 31, 2019 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (SEC) on February 28, 2020.
2. Accounting Policies
Newly Adopted Accounting Policies. The company adopted the following accounting policies during 2020:
Credit Losses. In June 2016, the FASB issued guidance that changes how credit losses are measured for most financial assets measured at amortized cost and certain other instruments. The standard requires an entity to estimate its lifetime expected credit loss and record an allowance, that when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. This forward-looking expected loss model generally will result in the earlier recognition of allowances for losses. The standard also amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available for sale debt security is a credit loss. Severity and duration of the unrealized loss are no longer permissible factors in concluding whether a credit loss exists. Entities will recognize improvements to estimated credit losses on available for sale debt securities immediately in earnings rather than as interest income over time. The company implemented this standard on January 1, 2020 by recognizing an immaterial cumulative-effect adjustment to the beginning balance of retained earnings.
The company has not experienced significant levels of underpayment or nonpayment by customers and does not expect changes to this trend over the payment terms of our receivables. Exposure to losses on receivables for clearing and transaction fees and other amounts owed by clearing and trading firms is dependent on each firm's financial condition. With respect to clearing firms, the company's credit loss exposure is mitigated by the memberships that collateralize fees owed to the company. The allowance for credit losses on accounts receivable is calculated by evaluating the aging of the company's billings by revenue stream: clearing and transaction, market data, and other. This aging assessment, as well as contemplation of current and anticipated economic factors, including the interest rate environment and pricing levels are the primary considerations that most significantly impact the collectibility of accounts receivable. The allowance for accounts receivable is $4.8 million at March 31, 2020.
Income Taxes. In December 2019, the FASB issued an accounting update that is intended to reduce cost and complexity related to accounting for income taxes. The update removes specific exceptions to the general principles for accounting for income taxes. Specifically, it eliminates the need for an entity to analyze whether the following exceptions apply in a given period: incremental approach for intraperiod tax allocation, accounting basis differences when there are ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The update also simplifies the accounting for the following: franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. This update is effective for reporting periods beginning after December 15, 2020. The company has early adopted this standard on January 1, 2020. The impact of adoption of this standard was immaterial to the consolidated financial statements.
Recently Issued Accounting Pronouncements. In August 2018, the FASB issued a standards update that modifies the disclosure requirements for employers that sponsor defined pension or other postretirement plans. The guidance clarifies certain existing disclosures and expands the requirements for others. Disclosures that are not considered cost beneficial are removed by the update. Also, there is a new disclosure requirement to include an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This guidance is effective for reporting periods beginning in 2021. Early adoption is permitted. The company plans to update the disclosures for these changes upon adoption of the guidance in 2021.

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
Other. Other revenues include certain access and communication fees, fees for collateral management and fees for trade order routing through agreements from various strategic relationships. Access and communication fees are charges to customers that utilize various telecommunications networks and communications services. Fees for these services are generally billed monthly and the associated fee revenue is recognized as billed. Collateral management fees are charged to clearing firms that have collateral on deposit with the clearing house to meet their minimum performance bond and guaranty fund obligations on the exchange. These fees are calculated based on daily collateral balances and are billed monthly. This fee revenue is recognized monthly as billed as the customers receive and consume the benefits of the services. Pricing for strategic relationships may be driven by customer levels and activity. There are fee arrangements which provide for monthly as well as quarterly payments in arrears. Revenue is recognized monthly for strategic relationship arrangements as the customers receive and consume the benefits of the services.

The following table represents a disaggregation of revenue from contracts with customers for the quarters ended March 31, 2020 and 2019:

	Quarter Ended March 31,
(in millions)	2020	2019
Interest rates	$418.3	$302.8
Equity indexes	248.2	145.9
Foreign exchange	48.2	41.2
Agricultural commodities	117.7	105.0
Energy	221.8	165.0
Metals	78.8	51.0
Cash markets business	124.4	122.9
Interest rate swap	21.4	18.8
Total clearing and transaction fees	1,278.8	952.6
Market data and information services	131.5	130.1
Other	111.8	96.9
Total revenues	$1,522.1	$1,179.6

Timing of Revenue Recognition
Services transferred at a point in time	$1,211.2	$892.9
Services transferred over time	307.5	277.7
One-time charges and miscellaneous revenues	3.4	9.0
Total revenues	$1,522.1	$1,179.6

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. For annual licenses and upfront fee arrangements, the company generally bills customers upon contract execution. These payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the quarter ended March 31, 2020 were not materially impacted by any other factors. The balance of contract liabilities was $61.8 million and $42.6 million as of March 31, 2020 and December 31, 2019, respectively.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. At March 31, 2020, performance bonds and guaranty fund contribution assets on the consolidated balance sheets include cash as well as U.S. Treasury securities and U.S. government agency securities. U.S. Treasury securities and U.S. government agency securities are purchased by CME, at its discretion, using cash collateral. The benefits, including interest earned, and risks of ownership accrue to CME. Interest earned is included in investment income on the consolidated statements of income. These debt securities are classified as available-for-sale. At March 31, 2020, the amortized cost and fair value of the U.S. Treasury securities were both $1.4 billion. At March 31, 2020, the amortized cost and fair value of the U.S. government agency securities were both $1.8 billion.
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. At March 31, 2020, CME maintained $84.9 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
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
During the first quarter of 2020, the clearing house transferred an average of approximately $6.8 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2020. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor have we recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.
5. Intangible Assets
Intangible assets consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$5,756.6	$(1,411.4)	$4,345.2	$5,797.1	$(1,346.0)	$4,451.1
Technology-related intellectual property	170.1	(51.0)	119.1	174.3	(46.6)	127.7
Other	100.9	(17.3)	83.6	103.8	(14.9)	88.9
Total amortizable intangible assets	$6,027.6	$(1,479.7)	4,547.9	$6,075.2	$(1,407.5)	4,667.7

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$4,997.9			$5,117.7
Trading products (1)			$17,175.3			$17,175.3

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

Total amortization expense for intangible assets was $77.3 million and $80.7 million for the quarters ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2020	$231.7
2021	308.9
2022	308.5
2023	307.2
2024	300.5
2025	300.3
Thereafter	2,790.8

6. Debt
Long-term debt consisted of the following at March 31, 2020 and December 31, 2019:

(in millions)	March 31, 2020	December 31, 2019
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$747.9	$747.7
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	16.2	16.4
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	746.5	746.3
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	496.5	496.4
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	742.8	742.8
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	689.9	689.8
Commercial paper (4)	100.0	303.8
Total long-term debt	$3,539.8	$3,743.2

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
Commercial paper with an aggregate par value of $1.1 billion and maturities ranging from 1 to 18 days was issued during the first quarter of 2020. The weighted average discount rate of commercial paper outstanding at March 31, 2020 was 1.68%. The weighted average balance of commercial paper outstanding during the first quarter of 2020 was $178.0 million.
Long-term debt maturities, at par value (in U.S. dollar equivalent), were as follows at March 31, 2020:

(in millions)	Par Value
2021	$—
2022	850.0
2023	16.6
2024	—
2025	750.0
Thereafter	1,950.0

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
In 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc. filed suit in federal court alleging that CBOT and CME violated the antitrust laws and tortuously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. On October 31, 2018, the district court granted CBOT's and CME's motion for summary judgment and dismissed the case in its entirety. On March 23, 2020, the Seventh Circuit affirmed the decision of the district court.
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
No accrual was required for legal and regulatory matters as none were probable and estimable as of March 31, 2020 and December 31, 2019.
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
The components of lease costs were as follows:

	Quarter Ended March 31,
(in millions)	2020	2019
Operating lease expense:
Operating lease cost	$14.9	$18.4
Short-term lease cost	0.2	3.4
Total operating lease expense included in other expense	$15.1	$21.8

Finance lease expense:
Interest expense	$0.9	$0.9
Depreciation expense	2.2	2.2
Total finance lease expense	$3.1	$3.1

Sublease revenue included in other revenue	$3.6	$3.3

Supplemental cash flow information related to leases was as follows:

	Quarter Ended March 31,
(in millions)	2020	2019
Cash outflows for operating leases	$15.9	$15.2
Cash outflows for finance leases	4.2	4.2

Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$406.7	$417.1

Operating lease liabilities:
Other current liabilities	$41.6	$42.3
Other liabilities	496.3	514.8
Total operating lease liabilities	$537.9	$557.1

Weighted average remaining lease term (in months)	145	146
Weighted average discount rate	4.0%	4.0%

Finance leases

(in millions)	March 31, 2020	December 31, 2019
Finance lease right-of-use assets	$95.3	$97.5

Finance lease liabilities:
Other current liabilities	$7.5	$7.4
Other liabilities	89.6	91.5
Total finance lease liabilities	$97.1	$98.9

Weighted average remaining lease term (in months)	132	135
Weighted average discount rate	3.5%	3.5%

Future minimum lease payments were as follows as of March 31, 2020 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2020	$47.9
2021	61.2
2022	64.2
2023	60.5
2024	55.1
2025	53.5
Thereafter	345.3
Total lease payments	687.7
Less: imputed interest	(149.8)
Present value of lease liability	$537.9

(in millions)	Finance Leases
Remainder of 2020	$12.7
2021	17.0
2022	17.1
2023	17.2
2024	17.4
2025	17.5
Thereafter	94.3
Total lease payments	193.2
Less: imputed interest	(96.1)
Present value of lease liability	$97.1

9. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through October 2020. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of U.S. Treasury securities or irrevocable, standby letters of credit. At March 31, 2020, CME was contingently liable to SGX on letters of credit totaling $310.0 million. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2020.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at March 31, 2020.

10. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2019	$0.8	$(55.1)	$69.0	$(11.3)	$3.4
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.6)	(2.0)	—	(27.8)	(30.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.2	(1.8)	0.6	—
Income tax benefit (expense)	0.2	0.2	0.4	—	0.8
Net current period other comprehensive income (loss)	(0.4)	(0.6)	(1.4)	(27.2)	(29.6)
Balance at March 31, 2020	$0.4	$(55.7)	$67.6	$(38.5)	$(26.2)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2018	$0.1	$(53.8)	$69.7	$(10.7)	$5.3
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.8	(2.7)	0.3	(4.0)	(5.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.2	(0.3)	—	0.9
Income tax benefit (expense)	(0.2)	0.4	—	—	0.2
Net current period other comprehensive income (loss)	0.6	(1.1)	—	(4.0)	(4.5)
Balance at March 31, 2019	$0.7	$(54.9)	$69.7	$(14.7)	$0.8

11. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes:

•	Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.

•	Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
Level 1 assets generally include investments in publicly traded mutual funds, equity securities, corporate debt securities and U.S. government securities with quoted market prices. In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities.
Level 2 assets and liabilities generally consist of asset-backed securities and long-term debt notes. Asset-backed securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings. The fair values of the long-term debt notes were based on quoted market prices in an inactive market.
Level 3 assets include certain fixed assets, intangible assets and investments that were impaired or written up in fair value.

Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of March 31, 2020 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	March 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$17.3	$—	$—	$17.3
Mutual funds	59.9	—	—	59.9
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.2	—	0.2
Total Marketable Securities	77.3	0.2	—	77.5
Performance bonds and guaranty fund contributions (1):
U.S. Treasury securities	1,369.9	—	—	1,369.9
U.S. government agency securities	1,838.4	—	—	1,838.4
Total Assets at Fair Value	$3,285.6	$0.2	$—	$3,285.8

(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet at March 31, 2020 include U.S. Treasury securities and U.S. government agency securities purchased with cash collateral.
Non-Recurring Fair Value Measurements. During the first quarter of 2020, the company recognized impairment charges of $23.1 million related to certain intangible assets and fixed assets of a subsidiary. The combined fair values of net assets were estimated to be zero at March 31, 2020. The company also recognized unrealized gains on certain investments of $2.9 million. The combined fair value of these investments were estimated to be $18.3 million at March 31, 2020. These assessments were based on quantitative and qualitative indications of impairment. The fair value measurements of the intangible assets, fixed assets and investments are considered level 3 and non-recurring.
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
At March 31, 2020, the fair values (in U.S. dollar equivalent) were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due September 2022	$760.7	Level 2
€15.0 million fixed rate notes due May 2023	17.6	Level 2
$750.0 million fixed rate notes due March 2025	774.7	Level 2
$500.0 million fixed rate notes due June 2028	560.2	Level 2
$750.0 million fixed rate notes due September 2043	1,095.1	Level 2
$700.0 million fixed rate notes due June 2048	918.0	Level 2
Commercial paper	100.0	Level 3

12. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of all classes of CME Group common stock outstanding for each reporting period. Diluted earnings per share reflects the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of common stock if stock options were exercised and restricted stock awards were converted into common stock. Anti-dilutive stock awards were as follows for the periods presented:

	Quarter Ended March 31,
(in thousands)	2020	2019
Stock awards	68	76
Total	68	76

The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended March 31,
	2020	2019
Net Income Attributable to CME Group (in millions)	$766.2	$496.9
Weighted Average Number of Common Shares (in thousands):
Basic	357,524	356,886
Effect of stock options, restricted stock and performance shares	931	1,161
Diluted	358,455	358,047
Earnings per Common Share Attributable to CME Group:
Basic	$2.14	$1.39
Diluted	2.14	1.39

13. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
References in this discussion and analysis to “we” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), and Commodity Exchange, Inc. (COMEX), collectively, unless otherwise noted.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2020	2019	Change
Total revenues	$1,522.1	$1,179.6	29%
Total expenses	562.2	548.6	2
Operating margin	63.1%	53.5%
Non-operating income (expense)	$29.4	$9.2	n.m.
Effective tax rate	22.5%	22.5%
Net income attributable to CME Group	$766.2	$496.9	54
Diluted earnings per common share attributable to CME Group	2.14	1.39	54
Cash flows from operating activities	757.1	669.2	13
n.m. not meaningful
Revenues

	Quarter Ended March 31,
(dollars in millions)	2020	2019	Change
Clearing and transaction fees	$1,278.8	$952.6	34%
Market data and information services	131.5	130.1	1
Other	111.8	96.9	15
Total Revenues	$1,522.1	$1,179.6	29
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

	Quarter Ended March 31,
	2020	2019	Change
Total contract volume (in millions)	1,674.8	1,136.6	47%
Clearing and transaction fees (in millions)	$1,133.0	$810.9	40
Average rate per contract	$0.676	$0.713	(5)

We estimate the following net changes in clearing and transaction fees based on changes in total contract volume and changes in average rate per contract for futures and options during the first quarter of 2020 when compared with the same period in 2019.

(in millions)	Quarter Ended
Increase due to change in total contract volume	$364.1
Decrease due to change in average rate per contract	(42.0)
Net increase in clearing and transaction fees	$322.1
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

	Quarter Ended March 31,
(amounts in thousands)	2020	2019	Change
Average Daily Volume by Product Line:
Interest rates	13,813	10,314	34%
Equity indexes	6,498	3,161	106
Foreign exchange	1,079	885	22
Agricultural commodities	1,506	1,381	9
Energy	3,228	2,331	38
Metals	889	561	58
Aggregate average daily volume	27,013	18,633	45
Average Daily Volume by Venue:
CME Globex	24,582	16,576	48
Open outcry	1,281	1,284	—
Privately negotiated	1,150	773	49
Aggregate average daily volume	27,013	18,633	45
Electronic Volume as a Percentage of Total Volume	91%	89%
Overall market volatility increased significantly throughout the first quarter of 2020 as compared with the same period in 2019, which we believe resulted from economic uncertainty caused by governmental and business response to the COVID-19 pandemic, including social distancing and stay at home orders. During the first quarter, the Federal Reserve made the unexpected decision to lower the federal funds rate due to economic concerns from the pandemic, which resulted in significant volatility within the financial and equity markets. In addition, heightened producer price competition within the oil markets combined with lower energy demands during the COVID-19 pandemic resulted in significant market volatility within the energy market during the first quarter of 2020. We believe these factors contributed to the increase in volume during the quarter.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended March 31,
(amounts in thousands)	2020	2019	Change
Eurodollar futures and options:
Front 8 futures	2,596	2,099	24%
Back 32 futures	892	720	24
Options	2,384	1,720	39
U.S. Treasury futures and options:
10-Year	3,191	2,269	41
5-Year	1,699	1,373	24
2-Year	945	694	36
Treasury bond	638	459	39
Federal Funds futures and options	501	274	83
In the first quarter 2020 when compared with the same period in 2019, interest rate contract volume increased significantly due to an increase in volatility, which we believe was the result of financial instability caused by governmental and business response to the COVID-19 pandemic. In addition, there was heightened uncertainty surrounding the Federal Reserve's interest rate policy following the Federal Reserve's unexpected decision to make significant cuts to the Federal Funds interest rate during the quarter, which we believe contributed to an increase in contract volume.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products. Volumes below for the first quarter of 2020 include Micro E-mini contract volumes for each index beginning on May 6, 2019.

	Quarter Ended March 31,
(amounts in thousands)	2020	2019	Change
E-mini S&P 500 futures and options	4,251	2,166	96%
E-mini NASDAQ 100 futures and options	1,293	491	163
E-mini Russell 2000 futures and options	310	150	107
In the first quarter of 2020, equity index contract volume increased significantly when compared with the same period in 2019, which we believe was attributable to significant volatility resulting from the economic impact of governmental and business actions to combat the COVID-19 pandemic. Average daily contract volume in the first quarter of 2020 also included approximately 1.4 million in Micro-E-mini equity index contracts, which have a notional size of one-tenth of the traditional E-mini contracts.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended March 31,
(amounts in thousands)	2020	2019	Change
Euro	285	239	19%
Japanese yen	198	133	48
British pound	133	140	(5)
Australian dollar	131	111	18
In the first quarter of 2020, overall foreign exchange contract volume increased when compared with the same period in 2019. We believe the increase in volume was driven by the economic impact of governmental and business actions to combat the COVID-19 pandemic, which resulted in significant market volatility. In addition, market participants looked towards safe haven currencies, specifically the Japanese Yen, as it is traditionally viewed as a more stable currency.

Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended March 31,
(amounts in thousands)	2020	2019	Change
Corn	436	484	(10)%
Soybean	289	231	25
Wheat	251	234	8
Overall commodity contract volume increased in the first quarter of 2020 when compared with the same period in 2019. We believe the increase in soybean contract volume was due to market optimism surrounding future trade following the initial trade agreement between the United States and China. Corn contract volume decreased due to lower price volatility, which we believe was caused by large stock piles and lower demand.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2020	2019	Change
WTI crude oil	1,792	1,346	33%
Natural gas	742	485	53
Refined products	497	382	30
Overall energy contract volume increased in the first quarter of 2020 when compared with the same period in 2019, largely due to an increase in price volatility. We believe the increase in crude oil contract volume was due to volatility caused by the economic uncertainty due to governmental and business response to the COVID-19 pandemic and heightened producer price competition within the crude oil market. Overall demand for crude oil has declined, which contributed to a large scale decline in crude oil prices. The increase in natural gas contract volume is due to volatility caused by a decrease in global demand during periods of strong natural gas production.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2020	2019	Change
Gold	608	340	79%
Silver	125	85	47
Copper	121	105	15
Overall metal contract volume increased in the first quarter of 2020 when compared with the same period in 2019. This was due to investors using gold and other precious metals as safe-haven alternative investments due to high volatility within other markets because of economic uncertainty.
Average Rate per Contract
The average rate per contract decreased in the first quarter of 2020 when compared with the same period in 2019. The decrease was largely due to a higher proportion of equity index contract volume, relative to other product lines. Equity index products have a lower average rate per contract versus some of the other product lines. The decrease in average rate per contract was also due to the introduction of the micro-E-mini equity index contracts, which have a lower average rate per contract compared with a standard E-mini contract. Micro-E-mini equity index contracts have a notional size of one-tenth of the traditional E-mini contracts.
Cash Markets Business
Total clearing and transaction fees revenues in the first quarter of 2020 include $124.4 million of transaction fees attributable to the cash markets business acquired from NEX compared with $122.9 million in the first quarter of 2019. This revenue primarily includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended March 31,
(amounts in millions)	2020	2019
BrokerTec U.S.'s fixed income transaction fees	$50.3	$47.6
EBS's foreign exchange transaction fees	52.5	48.9
The related average daily notional value for the first quarter of 2020 were as follows:

	Quarter Ended March 31,
(amounts in billions)	2020	2019	Change
U.S. Treasury	$192.8	$172.4	12%
European Repo (in euros)	262.6	271.4	(3)
Spot FX	97.9	81.5	20
Overall average daily notional value for the cash markets business increased in the first quarter of 2020 when compared with the same period in 2019. The increases in U.S. Treasury and Spot FX trading is largely due to overall market volatility caused by economic uncertainty surrounding government and business responses to the COVID-19 pandemic.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented approximately 10% of our clearing and transaction fees in the first quarter of 2020. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
During the first quarter of 2020 when compared with the same period in 2019, overall market data and information services revenue remained relatively flat. The increase in market data and information services revenue from additional market data distribution channels was partially offset by a modest decline in screen counts due to cost-cutting initiatives at customer firms.
The two largest resellers of our market data represented approximately 35% of our market data and information services revenue in the first quarter of 2020. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the first quarter of 2020 when compared with the same period in 2019, the increase in other revenues was largely due to an increase in custody fees in the first quarter of 2020.
Expenses

	Quarter Ended March 31,
(dollars in millions)	2020	2019	Change
Compensation and benefits	$207.5	$230.3	(10)%
Technology	47.7	47.1	1
Professional fees and outside services	41.7	39.4	6
Amortization of purchased intangibles	77.3	80.7	(4)
Depreciation and amortization	35.3	32.9	8
Licensing and other fee agreements	73.9	40.5	83
Other	78.8	77.7	1
Total Expenses	$562.2	$548.6	2

Operating expenses increased by $13.6 million in the first quarter 2020 when compared with the same period in 2019. The following table shows the estimated impacts of key factors resulting in the change in operating expenses:

	Quarter Ended March 31, 2020
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Licensing and other fee agreements	$33.4	6%
Intangible and fixed asset impairments	23.5	4
Salaries, benefits and employer taxes	(3.2)	(1)
Marketing	(4.9)	(1)
Foreign currency exchange rate fluctuation	(11.2)	(2)
Non-qualified deferred compensation plans	(14.7)	(3)
Other expenses, net	(9.3)	(1)
Total increase	$13.6	2%
Increases in operating expenses in the first quarter of 2020 when compared with the same period in 2019 were as follows:

•	Licensing and other fee agreements increased primarily due to stronger volume across equity products.

•
In the first quarter of 2020, we recognized impairment charges on certain intangibles and fixed assets related to a subsidiary. These charges contributed to an increase in other expenses during the first quarter of 2020.

Decreases in operating expenses in the first quarter of 2020 when compared with the same period in 2019 were as follows:

•
A decrease in our non-qualified deferred compensation liability, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to a decrease in compensation and benefits expense.

•	Compensation and benefits expense also decreased as a result of lower headcount throughout the first quarter of 2020 compared to the same period in 2019.

•
In the first quarter of 2020, we recognized a net gain of $3.6 million primarily due to the decline in the British pound versus U.S. dollar exchange rate, compared with a net loss of $7.6 million in the first quarter of 2019 when the British pound appreciated versus the U.S dollar. Gains and losses from exchange rate fluctuations result when subsidiaries with a U.S. dollar functional currency hold cash as well as certain other monetary assets and liabilities denominated in foreign currencies.

•	Marketing expense decreased in the first quarter of 2020 compared to the same period in 2019 due to the timing of planned advertising and media campaigns.
Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2020	2019	Change
Investment income	$95.9	$178.7	(46)%
Interest and other borrowing costs	(40.9)	(48.1)	(15)
Equity in net earnings (losses) of unconsolidated subsidiaries	51.2	40.5	26
Other non-operating income (expense)	(76.8)	(161.9)	(53)
Total Non-Operating	$29.4	$9.2	n.m.
n.m. not meaningful
Investment income. Investment income decreased in the first quarter of 2020 when compared with the same period in 2019, largely due to a decrease in earnings from cash performance bond and guaranty fund contributions that are reinvested. This decrease in earnings resulted primarily from lower rates of interest earned in the cash account at the Federal Reserve Bank of Chicago following significant interest rate cuts during the quarter despite an increase in our average reinvestment amount.
Interest and other borrowing costs. Interest and other borrowing costs were lower in the first quarter of 2020 when compared with the same period in 2019, primarily due to interest expense recognized on the €350.0 million fixed rate notes and the ¥19.1 billion term loan assumed as part of the NEX acquisition in 2018 and subsequently paid down during the first quarter of 2019. Interest and borrowing costs on commercial paper issuances were lower in the first quarter of 2020, as there were higher average balances of commercial paper outstanding during the first quarter of 2019 when compared with the same period in 2020.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/Dow Jones Indices LLC business venture contributed to an increase in equity in net earnings (losses) of unconsolidated subsidiaries in the first quarter of 2020 when compared with the same period in 2019.
Other income (expense). Other expenses decreased in the first quarter of 2020 when compared with the same period in 2019. We recognized lower expenses in the first quarter of 2020 related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms due to lower interest income earned on our reinvestment. In addition, a gain of $1.5 million was recognized on derivative contracts in the first quarter of 2020 compared to a net loss of $14.4 million during the first quarter of 2019.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2020	2019
Quarter ended March 31	22.5%	22.5%

The overall effective tax rate in the first quarter of 2020 remained flat compared with the same period in 2019. In the first quarter of 2020, we recognized an increased benefit from the IRC Section 250 deduction compared with the same period in 2019. In the first quarter of 2019, we recognized tax benefits related to the recognition of certain tax assets that were previously reserved.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first quarter of 2020 when compared with the same period in 2019 largely due to the increase in contract volume. Net cash used in investing activities remained relatively flat in the first quarter of 2020 when compared with the same period of 2019. Cash used in financing activities was higher in the first quarter of 2020 when compared with the same period in 2019 due to an increase in cash dividends.
Debt Instruments. The following table summarizes our debt outstanding at March 31, 2020:

(in millions)	Par Value
Fixed rate notes due September 2022, stated rate of 3.00% (1)	$750.0
Fixed rate notes due May 2023, stated rate of 4.30%	€15.0
Fixed rate notes due March 2025, stated rate of 3.00% (2)	$750.0
Fixed rate notes due June 2028, stated rate of 3.75%	$500.0
Fixed rate notes due September 2043, stated rate of 5.30% (3)	$750.0
Fixed rate notes due June 2048, stated rate of 4.15%	$700.0
Commercial Paper	$100.0
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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets deposited by defaulting clearing members can be used to collateralize the facility. At March 31, 2020, guaranty funds available to collateralize the facility totaled $8.9 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At March 31, 2020, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At March 31, 2020, we were in compliance with the various financial covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities in lieu of, or in combination with, irrevocable standby letters of credit. At March 31, 2020, the letters of credit totaled $310.0 million.
The following table summarizes our credit ratings at March 31, 2020:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $0.9 billion and $1.6 billion at March 31, 2020 and December 31, 2019, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
On May 5, 2020, CME Group's board of directors declared a regular quarterly dividend of $0.85 per share payable on June 25, 2020 to the shareholders of record as of June 10, 2020.
At March 31, 2020, the cash performance bonds and guaranty fund contributions on the consolidated balance sheet was $100.4 billion compared with $37.1 billion at December 31, 2019. The increase in the balance was due to an increase in margin requirements.
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
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2019. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Legal and Regulatory Matters” in Note 7. Contingencies to the Consolidated Financial Statements for updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference. Note 7. Contingencies includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020.

ITEM 1A.	RISK FACTORS
There have been no material changes in the company's risk factors from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2019, other than the following:
The outbreak of the novel coronavirus (COVID-19) has negatively affected the global economy, including the United States economy and the global financial markets, and may disrupt our operations and our clients' operations, which could have an adverse effect on our business, financial condition and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. Following the World Health Organization’s official declaration of the COVID-19 outbreak as a pandemic, CME Group formally triggered its pandemic plan. On March 13, 2020, CME Group closed its open outcry trading floors and all trading is now conducted through our electronic trading system. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability in the United States. Similar impacts also have been experienced in every country in which we do business. Given the unique and unpredictable nature of this event, future impacts to our business are unknown and could be material. Those impacts may include, among others, the following:

•	Interruptions to our business and operations;

•	Key members of senior management or a significant number of our employees unable to work as a result of contracting COVID-19 or related illnesses;

•	Reduced productivity and operating effectiveness as a result of our employees working remotely and impacts on our clients encountering similar circumstances;

•	Impacts on our third-party suppliers and their ability to fulfill their obligations to us;

•	Unprecedented volatility and market stresses in global financial markets;

•	Reduced economic activity generally could cause businesses to have less need to hedge in our markets;

•	Delays to our expansion, investment and strategic initiatives and system integrations;

•
Impacts to our ability to expand our client base, grow our business and generate new revenue due to the inability to hold in person meetings, events and conferences and other impacts from social distancing;

•	Impacts on our brand and reputation due to negative investor sentiment in the overall financial markets;

•
Increased financial and operational stress experienced by our clearing firm members due to unprecedented volatility, including significant losses that may result in a reduction of business or a default;

•	Market access or trading limitations imposed by governmental authorities; and

•	Increased technology and cyber-security risks, social engineering and phishing campaigns.

These potential impacts may exist for a significant period of time and may adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.
The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel and enacting work-from-home protocols), and we may take further actions as may be required by government authorities or as we determine to be in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.
The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict, but may include, among others, the duration and spread of the outbreak, its severity, the actions taken by governments and other third parties to contain the virus or treat its impact, and the pace at which, and the extent to which, normal economic and operating conditions can resume.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have on the international and United States economy or the functioning of financial markets like ours. As a result, the ultimate impact of the outbreak on our business and operations is highly uncertain and subject to change, and we do not yet know the full extent of such impacts. However, the effects could have a material impact on our results of operations, financial condition and liquidity and could heighten many of the known risks we face, as described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31	121	$204.86	—	$—
February 1 to February 29	—	—	—	—
March 1 to March 31	104,922	182.01	—	—
Total	105,043		—

(1)	Shares purchased consist of an aggregate of 105,043 shares of Class A common stock surrendered in the first quarter of 2020 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from CME Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: May 6, 2020	By:	/s/ John W. Pietrowicz
Chief Financial Officer & Senior Managing Director Finance