Form 10-Q
period 2020-06-30
CME GROUP INC.
filed 2020-08-05
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
                    Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 15, 2020 was as follows: 358,623,764 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
Forward-Looking Statements
From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and verbal statements, we discuss our expectations regarding future performance. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “intend,” “may,” “plan,” “expect” and similar expressions, including references to assumptions. These forward-looking statements are based on currently available competitive, financial and economic data, current expectations, estimates, forecasts and projections about the industries in which we operate and management's beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that might affect our performance are:
•increasing competition by foreign and domestic entities, including increased competition from new entrants into our markets and consolidation of existing entities;
•our ability to keep pace with rapid technological developments, including our ability to complete the development, implementation and maintenance of the enhanced functionality required by our customers while maintaining reliability and ensuring that such technology is not vulnerable to security risks;
•our ability to continue introducing competitive new products and services on a timely, cost-effective basis, including through our electronic trading capabilities, and our ability to maintain the competitiveness of our existing products and services, including our ability to provide effective services to the swaps market;
•our ability to adjust our fixed costs and expenses if our revenues decline;
•our ability to maintain existing customers at substantially similar trading levels, develop strategic relationships and attract new customers;
•our ability to expand and globally offer our products and services;
•changes in regulations, including the impact of any changes in laws or government policy with respect to our products or services or our industry, such as any changes to regulations and policies that require increased financial and operational resources from us or our customers;
•the costs associated with protecting our intellectual property rights and our ability to operate our business without violating the intellectual property rights of others;
•decreases in revenue from our market data as a result of decreased demand or changes to regulations in various jurisdictions;
•changes in our rate per contract due to shifts in the mix of the products traded, the trading venue and the mix of customers (whether the customer receives member or non-member fees or participates in one of our various incentive programs) and the impact of our tiered pricing structure;

•the ability of our credit and liquidity risk management practices to adequately protect us from the credit risks of clearing members and other counterparties, and to satisfy the margin and liquidity requirements associated with the BrokerTec matched principal business;
•the ability of our compliance and risk management methods to effectively monitor and manage our risks, including our ability to prevent errors and misconduct and protect our infrastructure against security breaches and misappropriation of our intellectual property assets;
•our dependence on third-party providers and exposure to risk through third-parties, including risks related to the performance, reliability and security of technology used by our third-party providers;
•volatility in commodity, equity and fixed income prices, and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indices, fixed income instruments and foreign exchange rates;
•economic, social, political and market conditions, including the volatility of the capital and credit markets and the impact of economic conditions on the trading activity of our current and potential customers;
•the impact of the COVID-19 pandemic and response by governments and other third parties;
•our ability to accommodate increases in contract volume and order transaction traffic and to implement enhancements without failure or degradation of the performance of our trading and clearing systems;
•our ability to execute our growth strategy and maintain our growth effectively;
•our ability to manage the risks, control the costs and achieve the synergies associated with our strategy for acquisitions, investments and alliances, including those associated with the acquisition of NEX;
•our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;
•industry and customer consolidation;
•decreases in trading and clearing activity;
•the imposition of a transaction tax or user fee on futures and options transactions and/or repeal of the 60/40 tax treatment of such transactions;
•our ability to maintain our brand and reputation; and
•the unfavorable resolution of material legal proceedings.
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2020 and Item 1A. of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,405.4	$1,551.4
Marketable securities	88.1	83.2
Accounts receivable, net of allowance of $5.2 and $3.4	532.1	491.8
Other current assets (includes $4.4 and $4.3 in restricted cash)	319.2	364.4
Performance bonds and guaranty fund contributions	79,441.4	37,077.0
Total current assets	81,786.2	39,567.8
Property, net of accumulated depreciation and amortization of $894.4 and $867.5	538.6	544.0
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	4,931.7	5,117.7
Goodwill	10,742.5	10,742.5
Other assets (includes $0.7 and $0.9 in restricted cash)	2,040.5	2,068.0
Total Assets	$117,214.8	$75,215.3

Liabilities and Equity
Current Liabilities:
Accounts payable	$88.0	$61.9
Other current liabilities	672.5	1,384.8
Performance bonds and guaranty fund contributions	79,440.9	37,075.8
Total current liabilities	80,201.4	38,522.5
Long-term debt	3,440.9	3,743.2
Deferred income tax liabilities, net	5,607.3	5,635.2
Other liabilities	1,126.3	1,155.1
Total Liabilities	90,375.9	49,056.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at June 30, 2020 and December 31, 2019; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2020 and December 31, 2019; 357,727 and 357,469 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	21,148.9	21,113.2
Retained earnings	5,668.5	5,008.7
Accumulated other comprehensive income (loss)	(13.1)	3.4
Total CME Group Shareholders’ Equity	26,807.9	26,128.9
Non-controlling interests	31.0	30.4
Total Equity	26,838.9	26,159.3
Total Liabilities and Equity	$117,214.8	$75,215.3
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Clearing and transaction fees	$940.2	$1,051.8	$2,219.0	$2,004.4
Market data and information services	134.7	128.3	266.2	258.4
Other	107.4	92.6	219.2	189.5
Total Revenues	1,182.3	1,272.7	2,704.4	2,452.3
Expenses
Compensation and benefits	217.0	227.3	424.5	457.6
Technology	49.1	48.6	96.8	95.7
Professional fees and outside services	51.2	41.7	92.9	81.1
Amortization of purchased intangibles	76.6	76.1	153.9	156.8
Depreciation and amortization	36.7	46.3	72.0	79.2
Licensing and other fee agreements	55.4	44.8	129.3	85.3
Other	58.8	89.3	137.6	167.0
Total Expenses	544.8	574.1	1,107.0	1,122.7
Operating Income	637.5	698.6	1,597.4	1,329.6

Non-Operating Income (Expense)
Investment income	32.1	139.3	128.0	318.0
Interest and other borrowing costs	(41.9)	(45.1)	(82.8)	(93.2)
Equity in net earnings of unconsolidated subsidiaries	48.8	43.8	100.0	84.3
Other non-operating income (expense)	(15.2)	(134.5)	(92.0)	(296.4)
Total Non-Operating Income (Expense)	23.8	3.5	53.2	12.7
Income before Income Taxes	661.3	702.1	1,650.6	1,342.3
Income tax provision	158.0	187.5	380.5	331.8
Net Income	503.3	514.6	1,270.1	1,010.5
Less: net (income) loss attributable to non-controlling interests	—	(0.8)	(0.6)	0.2
Net Income Attributable to CME Group	$503.3	$513.8	$1,269.5	$1,010.7

Earnings per Common Share Attributable to CME Group:
Basic	$1.41	$1.44	$3.55	$2.83
Diluted	1.40	1.43	3.54	2.82
Weighted Average Number of Common Shares:
Basic	357,691	357,060	357,607	356,973
Diluted	358,457	358,155	358,453	358,103
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$503.3	$514.6	$1,270.1	$1,010.5
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	1.4	0.9	0.8	1.7
Reclassification of net (gains) losses on sales included in investment income	—	(0.1)	—	(0.1)
Income tax benefit (expense)	(0.4)	(0.2)	(0.2)	(0.4)
Investment securities, net	1.0	0.6	0.6	1.2
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	(2.0)	(2.7)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	1.1	1.2	2.3	2.4
Income tax benefit (expense)	(0.3)	(0.3)	(0.1)	0.1
Defined benefit plans, net	0.8	0.9	0.2	(0.2)
Derivative investments:
Net unrealized holding gains (losses) arising during the period	—	(0.5)	—	(0.2)
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(0.3)	(0.3)	(2.1)	(0.6)
Income tax benefit (expense)	—	0.1	0.4	0.1
Derivative investments, net	(0.3)	(0.7)	(1.7)	(0.7)
Foreign currency translation:
Foreign currency translation adjustments	11.6	1.0	(16.2)	(3.0)
Reclassification of net currency (gains) losses from foreign entities to other expenses	—	—	0.6	—
Income tax benefit (expense)	—	3.0	—	3.0
Foreign currency translation, net	11.6	4.0	(15.6)	—
Other comprehensive income (loss), net of tax	13.1	4.8	(16.5)	0.3
Comprehensive income	516.4	519.4	1,253.6	1,010.8
Less: comprehensive (income) loss attributable to non-controlling interests	—	(0.8)	(0.6)	0.2
Comprehensive income attributable to CME Group	$516.4	$518.6	$1,253.0	$1,011.0
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Six Months Ended, June 30, 2020
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	357,469	3	$21,116.8	$5,008.7	$3.4	$26,128.9	$30.4	$26,159.3
Net income				1,269.5		1,269.5	0.6	1,270.1
Other comprehensive income (loss)					(16.5)	(16.5)	—	(16.5)
Dividends on common stock of $1.70 per share				(609.4)		(609.4)		(609.4)
Impact of adoption of accounting standards updates on credit losses				(0.3)		(0.3)		(0.3)
Exercise of stock options	66		3.8			3.8		3.8
Vesting of issued restricted Class A common stock	158		(19.4)			(19.4)		(19.4)
Shares issued to Board of Directors	17		2.9			2.9		2.9
Shares issued under Employee Stock Purchase Plan	17		2.9			2.9		2.9
Stock-based compensation			45.5			45.5		45.5
Balance at June 30, 2020	357,727	3	$21,152.5	$5,668.5	$(13.1)	$26,807.9	$31.0	$26,838.9

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended, June 30, 2020
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2020	357,677	3	$21,124.0	$5,469.9	$(26.2)	$26,567.7	$31.0	$26,598.7
Net income				503.3		503.3	—	503.3
Other comprehensive income (loss)					13.1	13.1	—	13.1
Dividends on common stock of $0.85 per share				(304.7)		(304.7)		(304.7)
Exercise of stock options	11		0.6			0.6		0.6
Vesting of issued restricted Class A common stock	5		(0.3)			(0.3)		(0.3)
Shares issued to Board of Directors	17		2.9			2.9		2.9
Shares issued under Employee Stock Purchase Plan	17		2.9			2.9		2.9
Stock-based compensation			22.4			22.4		22.4
Balance at June 30, 2020	357,727	3	$21,152.5	$5,668.5	$(13.1)	$26,807.9	$31.0	$26,838.9
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Six Months Ended, June 30, 2019
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	356,824	3	$21,057.9	$4,855.3	$5.3	$25,918.5	$46.8	$25,965.3
Net income				1,010.7		1,010.7	(0.2)	1,010.5
Other comprehensive income (loss)					0.3	0.3		0.3
Dividends on common stock of $1.50 per share				(536.1)		(536.1)		(536.1)
Impact of adoption of standards updates on leasing				6.9		6.9		6.9
Changes in non-controlling interest due to measurement period						—	(16.9)	(16.9)
Exercise of stock options	162		7.0			7.0		7.0
Vesting of issued restricted Class A common stock	128		(14.1)			(14.1)		(14.1)
Shares issued to Board of Directors	16		3.1			3.1		3.1
Shares issued under Employee Stock Purchase Plan	13		2.5			2.5		2.5
Stock-based compensation			56.4			56.4		56.4
Balance at June 30, 2019	357,143	3	$21,112.8	$5,336.8	$5.6	$26,455.2	$29.7	$26,484.9

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$1,270.1	$1,010.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	45.5	56.4
Amortization of purchased intangibles	153.9	156.8
Depreciation and amortization	72.0	79.2
Net losses on impaired assets	27.9	21.6
Net (gain) loss on derivative contracts	(1.6)	16.7
Net realized and unrealized losses on investments	1.1	27.2
Undistributed net earnings of unconsolidated subsidiaries	(10.5)	(31.2)
Deferred income taxes	(22.1)	(13.1)
Change in:
Accounts receivable	(42.5)	(40.4)
Other current assets	1.8	126.1
Other assets	27.8	(13.4)
Accounts payable	26.1	(64.3)
Income taxes payable	294.0	(28.6)
Other current liabilities	(55.9)	(177.7)
Other liabilities	(49.1)	8.5
Other	5.4	8.6
Net Cash Provided by Operating Activities	1,743.9	1,142.9

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	7.5	11.6
Purchases of available-for-sale marketable securities	(6.7)	(8.3)
Purchases of property, net	(79.2)	(121.6)
Investments in privately-held equity investments	(1.4)	—
Proceeds from sales of investments	0.3	28.4
Net Cash Used in Investing Activities	(79.5)	(89.9)

Cash Flows from Financing Activities
Issuance of commercial paper, net of maturities	(304.6)	239.5
Repayment of debt	—	(569.2)
Cash dividends	(1,501.6)	(1,159.9)
Settlement of derivative contracts	—	16.0
Employee taxes paid on restricted stock vesting	(19.4)	(14.1)
Other	15.1	0.4
Net Cash Used in Financing Activities	(1,810.5)	(1,487.3)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Net change in cash, cash equivalents and restricted cash	$(146.1)	$(434.3)
Cash, cash equivalents and restricted cash, beginning of period	1,556.6	1,377.2
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,410.5	$942.9

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,405.4	$937.7
Short-term restricted cash	4.4	4.1
Long-term restricted cash	0.7	1.1
Total	$1,410.5	$942.9

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$116.6	$373.9
Interest paid	67.0	80.1
Non-cash investing activities:
Accrued proceeds from sale of investments	12.5	—
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The consolidated financial statements consist of CME Group Inc. (CME Group) and its subsidiaries (collectively, the company), including Chicago Mercantile Exchange Inc. (CME), Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), Commodity Exchange, Inc. (COMEX) and NEX Group Limited (NEX). The clearing house is operated by CME.
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at June 30, 2020 and December 31, 2019 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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
The company has not experienced significant levels of underpayment or nonpayment by customers and does not expect changes to this trend over the payment terms of our receivables. Exposure to losses on receivables for clearing and transaction fees and other amounts owed by clearing and trading firms is dependent on each firm's financial condition. With respect to clearing firms, the company's credit loss exposure is mitigated by the memberships that collateralize fees owed to the company. The allowance for credit losses on accounts receivable is calculated by evaluating the aging of the company's billings by revenue stream: clearing and transaction, market data, and other. This aging assessment, as well as contemplation of current and anticipated economic factors, including the interest rate environment and pricing levels are the primary considerations that most significantly impact the collectibility of accounts receivable. The allowance for accounts receivable is $5.2 million at June 30, 2020.
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

The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters and six months ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Interest rates	$221.4	$347.4	$639.7	$650.2
Equity indexes	201.3	148.1	449.5	294.0
Foreign exchange	35.9	39.3	84.1	80.5
Agricultural commodities	108.7	141.5	226.4	246.5
Energy	194.0	179.3	415.8	344.3
Metals	49.6	58.1	128.4	109.1
Cash markets business	112.4	120.7	236.8	243.6
Interest rate swap	16.9	17.4	38.3	36.2
Total clearing and transaction fees	940.2	1,051.8	2,219.0	2,004.4
Market data and information services	134.7	128.3	266.2	258.4
Other	107.4	92.6	219.2	189.5
Total revenues	$1,182.3	$1,272.7	$2,704.4	$2,452.3

Timing of Revenue Recognition
Services transferred at a point in time	$881.3	$988.1	$2,092.5	$1,881.0
Services transferred over time	298.8	281.9	606.3	559.6
One-time charges and miscellaneous revenues	2.2	2.7	5.6	11.7
Total revenues	$1,182.3	$1,272.7	$2,704.4	$2,452.3
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. For annual licenses and upfront fee arrangements, the company generally bills customers upon contract execution. These payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the six months ended June 30, 2020 were not materially impacted by any other factors. The balance of contract liabilities was $61.1 million and $42.6 million as of June 30, 2020 and December 31, 2019, respectively.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. At June 30, 2020, performance bonds and guaranty fund contribution assets on the consolidated balance sheets include cash as well as U.S. Treasury securities and U.S. government agency securities. U.S. Treasury securities and U.S. government agency securities are purchased by CME, at its discretion, using cash collateral. The benefits, including interest earned, and risks of ownership accrue to CME. Interest earned is included in investment income on the consolidated statements of income. These debt securities are classified as available-for-sale. At June 30, 2020, the amortized cost and fair value of the U.S. Treasury securities were both $3.5 billion. At June 30, 2020, the amortized cost and fair value of the U.S. government agency securities were both $0.3 billion.
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. At June 30, 2020, CME maintained $52.9 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
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
During the first six months of 2020, the clearing house transferred an average of approximately $5.9 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2020. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor have we recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.
5. Intangible Assets
Intangible assets consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$5,766.8	$(1,481.3)	$4,285.5	$5,797.1	$(1,346.0)	$4,451.1
Technology-related intellectual property	171.4	(56.1)	115.3	174.3	(46.6)	127.7
Other	101.1	(20.2)	80.9	103.8	(14.9)	88.9
Total amortizable intangible assets	$6,039.3	$(1,557.6)	4,481.7	$6,075.2	$(1,407.5)	4,667.7

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$4,931.7			$5,117.7
Trading products (1)			$17,175.3			$17,175.3
(1)Trading products represent futures and options products acquired in our business combinations with CBOT Holdings, Inc., NYMEX Holdings, Inc. and The Board of Trade of Kansas City, Missouri, Inc. Clearing and transaction fees are generated through the trading of these products. These trading products, most of which have traded for decades, require authorization from the Commodity Futures Trading Commission (CFTC). Product authorizations from the CFTC have no term limits.
Total amortization expense for intangible assets was $76.6 million and $76.1 million for the quarters ended June 30, 2020 and 2019, respectively. Total amortization expense for intangible assets was $153.9 million and $156.8 million for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2020	$154.9
2021	309.7
2022	309.4
2023	308.0
2024	301.3
2025	301.1
Thereafter	2,797.3

6. Debt
Long-term debt consisted of the following at June 30, 2020 and December 31, 2019:

(in millions)	June 30, 2020	December 31, 2019
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$748.1	$747.7
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	16.5	16.4
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	746.7	746.3
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	496.6	496.4
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	742.9	742.8
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	690.1	689.8
Commercial paper (4)	—	303.8
Total long-term debt	$3,440.9	$3,743.2
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.
(2)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%.
(3)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 4.73%.
(4)The commercial paper is backed by the five-year multi-currency revolving credit facility.
Commercial paper with an aggregate par value of $1.3 billion and maturities ranging from 1 to 18 days was issued during the first six months of 2020. The weighted average balance of commercial paper outstanding during the first six months of 2020 was $93.4 million.
Long-term debt maturities, at par value (in U.S. dollar equivalent), were as follows at June 30, 2020:

(in millions)	Par Value
2021	$—
2022	750.0
2023	16.9
2024	—
2025	750.0
Thereafter	1,950.0
Commercial paper is considered to mature in 2022 because it is backed by the five-year multi-currency revolving credit facility, which expires in 2022.
7. Contingencies
Legal and Regulatory Matters. In 2013, the CFTC filed suit against NYMEX and two former employees (the "NYMEX Defendants") alleging disclosure of confidential customer information in violation of the Commodity Exchange Act. On June 3, 2020, the parties informed the Court that the CFTC's Division of Enforcement and the NYMEX Defendants had reached an agreement in principle to resolve the matter, subject to final approval by the CFTC. On July 31, 2020, the parties informed the Court that the CFTC had approved the agreed-upon settlement and further requested that the court enter an order implementing the agreed-upon resolution. The company expects the court to enter the order shortly, which will not be material to the company.
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
As of June 30, 2020, an accrual of $4.0 million was recognized for probable and estimable legal and regulatory issues. No accrual was required as of December 31, 2019.
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
The components of lease costs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Operating lease expense:
Operating lease cost	$16.4	$18.9	$31.3	$37.3
Short-term lease cost	0.5	1.5	0.7	4.9
Total operating lease expense included in other expense	$16.9	$20.4	$32.0	$42.2

Finance lease expense:
Interest expense	$0.8	$0.9	$1.7	$1.8
Depreciation expense	2.1	2.4	4.3	4.6
Total finance lease expense	$2.9	$3.3	$6.0	$6.4

Sublease revenue included in other revenue	$3.1	$1.7	$6.7	$5.3
Supplemental cash flow information related to leases was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Cash outflows for operating leases	$15.7	$16.9	$31.6	$32.1
Cash outflows for finance leases	4.2	4.8	8.4	9.0

Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$396.7	$417.1

Operating lease liabilities:
Other current liabilities	$40.5	$42.3
Other liabilities	486.8	514.8
Total operating lease liabilities	$527.3	$557.1

Weighted average remaining lease term (in months)	143	146
Weighted average discount rate	4.0%	4.0%
Finance leases

(in millions)	June 30, 2020	December 31, 2019
Finance lease right-of-use assets	$93.2	$97.5

Finance lease liabilities:
Other current liabilities	$7.5	$7.4
Other liabilities	87.7	91.5
Total finance lease liabilities	$95.2	$98.9

Weighted average remaining lease term (in months)	129	135
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of June 30, 2020 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2020	$32.1
2021	61.4
2022	64.4
2023	61.3
2024	55.7
2025	53.8
Thereafter	343.4
Total lease payments	672.1
Less: imputed interest	(144.8)
Present value of lease liability	$527.3

(in millions)	Finance Leases
Remainder of 2020	$8.5
2021	17.0
2022	17.1
2023	17.2
2024	17.4
2025	17.5
Thereafter	94.2
Total lease payments	188.9
Less: imputed interest	(93.7)
Present value of lease liability	$95.2
9. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2023. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2023 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At June 30, 2020, CME was contingently liable to SGX on letters of credit totaling $310.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2020.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at June 30, 2020.

10. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2019	$0.8	$(55.1)	$69.0	$(11.3)	$3.4
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.8	(2.0)	—	(16.2)	(17.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.3	(2.1)	0.6	0.8
Income tax benefit (expense)	(0.2)	(0.1)	0.4	—	0.1
Net current period other comprehensive income (loss)	0.6	0.2	(1.7)	(15.6)	(16.5)
Balance at June 30, 2020	$1.4	$(54.9)	$67.3	$(26.9)	$(13.1)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2018	$0.1	$(53.8)	$69.7	$(10.7)	$5.3
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	1.7	(2.7)	(0.2)	(3.0)	(4.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	2.4	(0.6)	—	1.7
Income tax benefit (expense)	(0.4)	0.1	0.1	3.0	2.8
Net current period other comprehensive income (loss)	1.2	(0.2)	(0.7)	—	0.3
Balance at June 30, 2019	$1.3	$(54.0)	$69.0	$(10.7)	$5.6
11. Fair Value Measurements
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes:
•Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 inputs consist of observable market data, such as quoted prices for similar assets and liabilities in active markets, or inputs other than quoted prices that are directly observable.
•Level 3 inputs consist of unobservable inputs which are derived and cannot be corroborated by market data or other entity-specific inputs.
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

Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of June 30, 2020 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$18.5	$—	$—	$18.5
Mutual funds	69.2	—	—	69.2
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	87.8	0.3	—	88.1
Performance bonds and guaranty fund contributions (1):
U.S. Treasury securities	3,539.3	—	—	3,539.3
U.S. government agency securities	299.9	—	—	299.9
Total Assets at Fair Value	$3,927.0	$0.3	$—	$3,927.3
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet at June 30, 2020 include U.S. Treasury securities and U.S. government agency securities purchased with cash collateral.
Non-Recurring Fair Value Measurements. During the first six months of 2020, the company recognized impairment charges of $30.0 million related to certain intangible assets and fixed assets. The combined fair values of the assets were estimated to be zero at June 30, 2020. The company also recognized net unrealized gains on certain investments of $1.3 million. The combined fair value of these investments were estimated to be $18.1 million at June 30, 2020. These assessments were based on quantitative and qualitative indicators of fair value. The fair value measurements of the intangible assets, fixed assets and investments are considered level 3 and non-recurring.
Fair Values of Long-Term Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At June 30, 2020, the fair values (in U.S. dollar equivalent) were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due September 2022	$791.9	Level 2
€15.0 million fixed rate notes due May 2023	18.4	Level 2
$750.0 million fixed rate notes due March 2025	828.8	Level 2
$500.0 million fixed rate notes due June 2028	602.7	Level 2
$750.0 million fixed rate notes due September 2043	1,100.9	Level 2
$700.0 million fixed rate notes due June 2048	941.4	Level 2

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Stock awards	75	55	76	55
Total	75	55	76	55
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income Attributable to CME Group (in millions)	$503.3	$513.8	$1,269.5	$1,010.7
Weighted Average Number of Common Shares (in thousands):
Basic	357,691	357,060	357,607	356,973
Effect of stock options, restricted stock and performance shares	766	1,095	846	1,130
Diluted	358,457	358,155	358,453	358,103
Earnings per Common Share Attributable to CME Group:
Basic	$1.41	$1.44	$3.55	$2.83
Diluted	1.40	1.43	3.54	2.82
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2020	2019	Change	2020	2019	Change
Total revenues	$1,182.3	$1,272.7	(7)%	$2,704.4	$2,452.3	10%
Total expenses	544.8	574.1	(5)	1,107.0	1,122.7	(1)
Operating margin	53.9%	54.9%		59.1%	54.2%
Non-operating income (expense)	$23.8	$3.5	n.m.	$53.2	$12.7	n.m.
Effective tax rate	23.9%	26.7%		23.0%	24.7%
Net income attributable to CME Group	$503.3	$513.8	(2)	$1,269.5	$1,010.7	26
Diluted earnings per common share attributable to CME Group	1.40	1.43	(2)	3.54	2.82	26
Cash flows from operating activities				1,743.9	1,142.9	53
n.m. not meaningful
Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Clearing and transaction fees	$940.2	$1,051.8	(11)%	$2,219.0	$2,004.4	11%
Market data and information services	134.7	128.3	5	266.2	258.4	3
Other	107.4	92.6	16	219.2	189.5	16
Total Revenues	$1,182.3	$1,272.7	(7)	$2,704.4	$2,452.3	10
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

	Quarter Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Total contract volume (in millions)	1,108.7	1,317.8	(16)	2,783.6	2,454.4	13%
Clearing and transaction fees (in millions)	$810.9	$913.7	(11)	$1,943.9	$1,724.6	13
Average rate per contract	$0.731	$0.693	5	$0.698	$0.703	(1)

We estimate the following net changes in clearing and transaction fees based on changes in total contract volume and changes in average rate per contract for futures and options during the second quarter and first six months of 2020 when compared with the same periods in 2019.

(in millions)	Quarter Ended	Six Months Ended
Increases (decreases) due to changes in total contract volume	$(152.9)	$229.9
Increases (decreases) due to changes in average rate per contract	50.1	(10.6)
Net increases (decreases) in clearing and transaction fees	$(102.8)	$219.3
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
Average Daily Volume by Product Line:
Interest rates	6,890	11,593	(41)	10,324	10,964	(6)%
Equity indexes	5,568	3,480	60	6,029	3,323	81
Foreign exchange	725	874	(17)	901	879	2
Agricultural commodities	1,311	1,839	(29)	1,408	1,614	(13)
Energy	2,586	2,499	4	2,905	2,416	20
Metals	519	633	(18)	702	598	17
Aggregate average daily volume	17,599	20,918	(16)	22,269	19,794	13
Average Daily Volume by Venue:
CME Globex	16,992	18,505	(8)	20,757	17,556	18
Open outcry	—	1,501	n.m.	636	1,394	(54)
Privately negotiated	607	912	(33)	876	844	4
Aggregate average daily volume	17,599	20,918	(16)	22,269	19,794	13%
Electronic Volume as a Percentage of Total Volume	97%	88%		93%	89%
Overall market volatility declined throughout the second quarter of 2020 following periods of very high volatility in the first quarter. In early 2020, there was significant economic uncertainty caused by the governmental and business response to the COVID-19 pandemic, including social distancing and stay at home orders. During the first quarter, the Federal Reserve also made the unexpected decision to lower the federal funds rate due to the economic concerns from the pandemic, which resulted in significant volatility within the financial and equity markets. During the second quarter of 2020, market volatility began to subside following indication by the Federal Reserve that it does not intend to raise interest rates in the foreseeable future. Volatility also fell as some stay-at-home orders began to be lifted. In addition, heightened producer price competition within the oil markets combined with lower energy demands during the COVID-19 pandemic resulted in significant market volatility within the energy market during the first quarter of 2020. However, volatility subsided in the second quarter following cuts in production, which stabilized supply and demand within the crude oil market. We believe these factors led to the changes in volume during the second quarter and first six months of 2020, when compared with the same periods in 2019.
Following the Illinois stay at home orders in March 2020, we closed the trading floor in Chicago. We currently plan a limited reopening of the trading floor in the third quarter of 2020.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
Eurodollar futures and options:
Front 8 futures	1,130	2,401	(53)%	1,857	2,253	(18)%
Back 32 futures	525	750	(30)	707	735	(4)
Options	987	2,230	(56)	1,680	1,979	(15)
U.S. Treasury futures and options:
10-Year	1,653	2,369	(30)	2,416	2,320	4
5-Year	976	1,430	(32)	1,335	1,402	(5)
2-Year	465	780	(40)	703	738	(5)
Treasury bond	357	434	(18)	496	446	11
Federal Funds futures and options	186	433	(57)	342	355	(4)
In the second quarter and the first six months of 2020 when compared with the same periods in 2019, interest rate contract volumes decreased due to a decline in interest rate volatility in the second quarter of 2020 following higher volatility in the first quarter of 2020. We believe that interest rate volatility decreased following the Federal Reserve's decision to cut interest rates and its indication that it would not raise interest rates in the foreseeable future in response to the economic impact of the COVID-19 pandemic.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products. Volumes below for the second quarter of 2020 include Micro E-mini contract volumes for each index beginning on May 6, 2019.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
E-mini S&P 500 futures and options	3,635	2,208	65%	3,941	2,188	80%
E-mini NASDAQ 100 futures and options	1,103	493	124	1,197	492	143
E-mini Russell 2000 futures and options	337	147	129	324	148	118
In the second quarter and the first six months of 2020, equity index contract volumes increased significantly when compared with the same periods in 2019, which we believe was attributable to significant equity market volatility resulting from uncertainty surrounding the economic impact of governmental and business actions to combat the COVID-19 pandemic. Average daily contract volume in the second quarter and first six months of 2020 also included Micro-E-mini equity index contract volume of approximately 1.9 million and 1.7 million per day, respectively, compared to approximately 0.3 million and 0.1 million per day, in the second quarter and first six months of 2019, respectively. Micro-E-mini equity index contracts have a notional size of one-tenth of the traditional E-mini contracts.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
Euro	199	239	(17)%	242	239	1%
Japanese yen	92	147	(37)	144	140	3
Australian dollar	96	112	(14)	114	111	2
British Pound	93	112	(17)	113	126	(11)
Overall foreign exchange contract volume decreased in the second quarter of 2020 and remained relatively flat in the first six months of 2020 when compared with the same periods in 2019. In the second quarter of 2020, market volatility subsided following very high foreign exchange volatility in the first quarter due to significant uncertainty surrounding the economic impacts of the governmental and business actions to combat the COVID-19 pandemic. In the second quarter, foreign exchange trading also declined due to operational strains from stay at home orders and risk aversion by market participants during the COVID-19 pandemic. We believe these factors led to the changes in foreign exchange contract volumes.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
Corn	437	774	(43)%	437	631	(31)%
Soybean	258	317	(19)	273	275	(1)
Wheat	212	259	(18)	231	247	(6)
Overall commodity contract volumes decreased in the second quarter and the first six months of 2020 when compared with the same periods in 2019. Corn contract volumes decreased due to lower price volatility, which we believe was caused by large stock piles and lower demand. We believe the decreases in soybean contract volumes were due to weaker sentiment surrounding the initial trade agreement between the United States and China.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
WTI crude oil	1,456	1,470	(1)%	1,623	1,409	15%
Natural gas	649	455	43	695	470	48
Refined products	337	406	(17)	416	394	6
Overall energy contract volumes increased in the second quarter and the first six months of 2020 when compared with the same periods in 2019, largely due to increases in price volatility. The increases in natural gas contract volumes were due to volatility caused by a sharp decline in global demand. The crude oil market experienced higher volatility in the first quarter of 2020 due to uncertainty surrounding the economic impact of governmental and business actions to combat the COVID-19 pandemic and a reduction in crude oil demand due to the pandemic. The crude oil markets stabilized in the second quarter following supply cuts by OPEC and the U.S. markets, which allowed for a balance of supply and demand during the COVID-19 pandemic. We believe these factors resulted in crude oil volume remaining relatively flat in the second quarter of 2020 and an increase in volume in the first six months of 2020.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
Gold	338	393	(14)%	472	367	29%
Silver	80	104	(23)	102	95	8
Copper	84	108	(21)	102	106	(4)
In the second quarter of 2020, metals volume decreased but increased in the first six months of 2020 when compared with the same periods in 2019. Average daily volume for metals products remained high throughout the first quarter of 2020 as compared with the same period in 2019 due to investors using gold and other precious metals as safe-haven alternative investments due to high volatility within other markets because of economic uncertainty caused by the COVID-19 pandemic. We believe average daily volume declined in the second quarter due to gold supply chain disruptions and a decline in pricing for copper.
Average Rate per Contract
The average rate per contract increased in the second quarter of 2020 when compared with the same period in 2019. The increase was largely due to higher non-member volume as a percentage to total volume as well as price and volume incentive adjustments made in the first quarter of 2020. The increase in average rate per contract was partially offset by the introduction of the micro-E-mini equity index contracts, which have a lower average rate per contract compared with a standard E-mini contract. Micro-E-mini equity index contracts have a notional size of one-tenth of the traditional E-mini contracts.

In the first six months of 2020 when compared with the same period in 2019, the average rate per contract decreased slightly due to the introduction of the micro-E-mini equity index contracts, partially offset by annual price increases.
Cash Markets Business
Total clearing and transaction fees revenues in the second quarter and the first six months of 2020 include $112.4 million and$236.8 million of transaction fees attributable to the cash markets business acquired from NEX compared with $120.7 million and $243.6 million in the second quarter and first six months of 2019. This revenue primarily includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2020	2019	2020	2019
BrokerTec U.S.'s fixed income transaction fees	$43.2	$48.5	$93.5	$96.1
EBS's foreign exchange transaction fees	42.1	49.2	94.6	98.1
The related average daily notional value for the second quarter of 2020 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(amounts in billions)	2020	2019	2020	2019
U.S. Treasury	$121.4	$173.1	$156.8	$172.8
European Repo (in euros)	274.1	282.3	268.2	276.8
Spot FX	62.4	77.8	80.0	79.6
Overall average daily notional value for the cash markets business decreased in the second quarter and first six months of 2020 when compared with the same periods in 2019. The decreases in U.S. Treasury and Spot FX trading are largely due to the expectation of potentially low interest rates for an extended period of time due to the economic uncertainty surrounding the COVID-19 pandemic.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented approximately 10% of our clearing and transaction fees in the first six months of 2020. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
During the second quarter and first six months of 2020 when compared with the same periods in 2019, overall market data and information services revenues increased. The increases in market data and information services revenues were mainly attributable to additional market data distribution channels. These increases were partially offset by a modest decline in screen counts due to cost-cutting initiatives at customer firms.
The two largest resellers of our market data represented approximately 35% of our market data and information services revenue in the first six months of 2020. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the second quarter and first six months of 2020 when compared with the same periods in 2019, the increases in other revenues were largely due to increases in custody fees.

Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Compensation and benefits	$217.0	$227.3	(4)%	$424.5	$457.6	(7)%
Technology	49.1	48.6	1	96.8	95.7	1
Professional fees and outside services	51.2	41.7	23	92.9	81.1	15
Amortization of purchased intangibles	76.6	76.1	1	153.9	156.8	(2)
Depreciation and amortization	36.7	46.3	(21)	72.0	79.2	(9)
Licensing and other fee agreements	55.4	44.8	24	129.3	85.3	52
Other	58.8	89.3	(34)	137.6	167.0	(18)
Total Expenses	$544.8	$574.1	(5)	$1,107.0	$1,122.7	(1)

Operating expenses decreased by $29.3 million and $15.7 million in the second quarter and first six months of 2020 when compared with the same periods in 2019. The following table shows the estimated impacts of key factors resulting in the change in operating expenses:

	Quarter Ended, June 30, 2020		Six Months Ended, June 30, 2020
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Bonus expense	$(12.2)	(2)%	$(14.6)	(1)%
Marketing	(8.1)	(1)	(13.1)	(1)
Travel and entertainment	(8.0)	(1)	(11.0)	(1)
Salaries, benefits and employer taxes	(4.5)	(1)	(7.7)	(1)
Intangible and fixed asset impairments	(30.1)	(5)	(7.6)	(1)
Non-qualified deferred compensation plans	8.0	1	(6.7)	(1)
Professional fees and outside services	9.5	2	11.8	1
Licensing and other fee agreements	10.6	2	44.0	4
Other expenses, net	5.5	—	(10.8)	—
Total increase	$(29.3)	(5)%	$(15.7)	(1)%
Decreases in operating expenses in the second quarter and first six months of 2020 when compared with the same periods in 2019 were as follows:
•Bonus expense decreased compared with the same periods in 2019 largely due to a reduction in headcount.
•In the second quarter and first six months of 2019, we recognized higher impairment charges on certain intangibles and fixed assets.
•Marketing expense decreased compared to the same periods in 2019 due to the timing of planned advertising and media campaigns.
•Travel and entertainment expenses decreased as a result of the company's response to the COVID-19 pandemic, with the vast majority of staff working remotely.
•Compensation and benefits expense decreased as a result of lower headcount throughout the second quarter and first six months of 2020 compared to the same periods in 2019 due mainly to the planned headcount reductions as part of our acquisition of NEX.
•A decrease in our non-qualified deferred compensation liability during the first six months of 2020, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to a decrease in compensation and benefits expense.

Increases in operating expenses in the second quarter and first six months of 2020 when compared with the same periods in 2019 were as follows:
•Professional fees and outside services expenses increased due to higher costs in the second quarter and first six months of 2020 for technology and platform integration initiatives.
•Licensing and other fee agreements increased primarily due to stronger volume across equity products.
•An increase in our non-qualified deferred compensation liability during the second quarter of 2020, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to an increase in compensation and benefits expense.
Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Investment income	$32.1	$139.3	(77)%	$128.0	$318.0	(60)%
Interest and other borrowing costs	(41.9)	(45.1)	(7)	(82.8)	(93.2)	(11)
Equity in net earnings (losses) of unconsolidated subsidiaries	48.8	43.8	12	100.0	84.3	19
Other non-operating income (expense)	(15.2)	(134.5)	(89)	(92.0)	(296.4)	(69)
Total Non-Operating	$23.8	$3.5	n.m.	$53.2	$12.7	n.m.
n.m. not meaningful
Investment income. Investment income decreased in the second quarter and first six months of 2020 when compared with the same periods in 2019, largely due to decreases in earnings from cash performance bond and guaranty fund contributions that are reinvested. These decreases in earnings resulted primarily from lower rates of interest earned in the cash account at the Federal Reserve Bank of Chicago following significant interest rate cuts in early 2020 despite increases in our average reinvestment amount. The decreases in investment income were partially offset by lower realized and unrealized net losses on investments.
Interest and other borrowing costs. Interest and other borrowing costs were lower in the second quarter and first six months of 2020 when compared with the same periods in 2019, primarily due to interest expense recognized on the €350.0 million fixed rate notes and the ¥19.1 billion term loan assumed as part of the NEX acquisition in 2018 and subsequently paid down during the first quarter of 2019. Interest and borrowing costs on commercial paper issuances were lower in the second quarter and first six months of 2020, as there were higher average balances of commercial paper outstanding during the first six months of 2019 when compared with the same period in 2020.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/Dow Jones Indices LLC business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries in the second quarter and first six months of 2020 when compared with the same periods in 2019.
Other income (expense). Other expenses decreased in the second quarter and first six months of 2020 when compared with the same periods in 2019. We recognized lower expenses during the second quarter and first six months of 2020 related to a reduction in the distribution of interest earned on performance bond collateral reinvestments to the clearing firms due to lower interest income earned on our reinvestment. In addition, a gain of $1.5 million was recognized on derivative contracts in the first six months of 2020 compared with a net loss of $16.7 million for the same period in 2019.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2020	2019
Quarter ended June 30	23.9%	26.7%
Six months ended June 30	23.0%	24.7%
The overall effective tax rates decreased in the second quarter and first six months of 2020 when compared with the same periods in 2019 largely due to the benefits recognized in 2020 for the Foreign Derived Intangible Income Deduction (FDII Deduction) from serving foreign customers.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first six months of 2020 when compared with the same period in 2019 largely due to the increase in contract volume. We also delayed our first quarter estimated federal tax payment until the third quarter of 2020 because the deadline for estimated federal income tax payments was deferred to July

15, 2020. Net cash used in investing activities decreased in the first six months of 2020 when compared with the same period of 2019 largely due to a decrease in purchases of property. Cash used in financing activities was higher in the first six months of 2020 when compared with the same period in 2019 due to an increase in cash dividends.
Debt Instruments. The following table summarizes our debt outstanding at June 30, 2020:

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
 _______________
(1)We maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.
(2)We maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.11%.
(3)We maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable effectively became fixed at a rate of 4.73%.
We maintain a $2.4 billion multi-currency revolving senior credit facility with various financial institutions, which matures in November 2022. The proceeds from this facility can be used for general corporate purposes, which includes providing liquidity for our clearing house in certain circumstances at CME Group's discretion and, if necessary, for maturities of commercial paper. As long as we are not in default under this facility, we have the option to increase it up to $3.0 billion with the consent of the agent and lenders providing the additional funds. This facility is voluntarily pre-payable from time to time without premium or penalty. Under this facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity at September 30, 2017, giving effect to share repurchases made and special dividends paid during the term of the agreements (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings outstanding under this facility, but any commercial paper balance if or when outstanding can be backstopped against this facility.
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets deposited by defaulting clearing members can be used to collateralize the facility. At June 30, 2020, guaranty funds available to collateralize the facility totaled $7.5 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At June 30, 2020, we have excess borrowing capacity for general corporate purposes of approximately $2.4 billion under our multi-currency revolving senior credit facility.
At June 30, 2020, we were in compliance with the various financial covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At June 30, 2020, the letters of credit totaled $310.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.

The following table summarizes our credit ratings at June 30, 2020:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.4 billion and $1.6 billion at June 30, 2020 and December 31, 2019, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
At June 30, 2020, the cash performance bonds and guaranty fund contributions on the consolidated balance sheet was $79.4 billion compared with $37.1 billion at December 31, 2019. The increase in the balance was due to an increase in margin requirements.
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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
There have been no material changes in the company's risk factors from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2019, other than the following:
The COVID-19 pandemic has negatively affected the global economy, including the United States economy and the global financial markets, and has disrupted our business and that of our our clients' businesses. The ultimate impact from COVID-19, including duration, is unknown and could have an adverse effect on our business, financial condition and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. Following the World Health Organization’s official declaration of the COVID-19 outbreak as a pandemic, CME Group formally triggered its pandemic plan. On March 13, 2020, CME Group closed its open outcry trading floor and trading is now conducted through our electronic trading system. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability in the United States. Similar impacts also have been experienced throughout the world, including in every country in which we do business. Given the unique and unpredictable nature of this event, future impacts to our business are unknown and could be material. Those impacts may include, among others, the following:

•Interruptions to our business and operations;
•Key members of senior management or a significant number of our employees unable to work as a result of contracting COVID-19 or related illnesses;
•Reduced productivity and operating effectiveness as a result of our employees working remotely and impacts on our clients encountering similar circumstances;
•Impacts on our third-party suppliers and their ability to fulfill their obligations to us;
•Decreased trading volume and unprecedented market stresses in global financial markets;
•Changes in demand for our products and services, based upon fiscal, monetary and trade policies adopted in response to the economic impact of the pandemic;
•Reduced economic activity generally could cause businesses to have less need to hedge in our markets;
•Delays to our expansion, investment and strategic initiatives and system integrations;
•Impacts to our ability to expand our client base, grow our business and generate new revenue due to the inability to hold in person meetings, events and conferences and other impacts from social distancing;
•Impacts on our brand and reputation due to negative investor sentiment in the overall financial markets;
•Increased financial and operational stress experienced by our clearing firm members due to unprecedented volatility, including significant losses that may result in a reduction of business or a default;

•Market access or trading limitations imposed by governmental authorities; and
•Increased technology and cyber-security risks, social engineering and phishing campaigns.
These potential impacts may exist for a significant period of time and may adversely affect our business, financial condition and results of operations even after the COVID-19 pandemic has subsided.
In the second quarter, we have experienced an overall decrease in trading volume, which we believe is in part a result of effects of the COVID-19 pandemic. Additionally, the spread of COVID-19 has caused us to modify our business practices (including closing our open outcry trading floor, restricting employee travel and continuing work-from-home protocols), and we may take further actions as may be required by government authorities or as we determine to be in the best interests of our employees and clients. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.
The extent to which the COVID-19 pandemic further impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict, but may include, among others, the duration and spread of the pandemic, its severity, the actions taken by governments and other third parties to contain the virus or treat its impact, and the effect of such actions on our business practices (including the potential to reopen our open outcry trading floor and conclude work-from-home protocols), the impact of existing and any future federal stimulus measures, and the pace at which, and the extent to which, normal economic and operating conditions resume, or even if they resume, whether such economic and operating conditions can be sustained.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have on the international and United States economy or the functioning of financial markets like ours. While we have seen some impact to date, the ultimate impact of the pandemic on our business is highly uncertain and subject to change, and we do not yet know the full extent of such impacts. However, the effects could have a material impact on our results of operations, financial condition and liquidity and could heighten many of the known risks we face, as described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30	—	$—	—	$—
May 1 to May 31	13	179.18	—	—
June 1 to June 30	1,784	174.40	—	—
Total	1,797		—
(1)Shares purchased consist of an aggregate of 1,797 shares of Class A common stock surrendered in the second quarter of 2020 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

10.1
Amendment No. 3 to Credit Agreement and Bank Joinder Agreement, dated as of April 29, 2020, between Chicago Mercantile Exchange, Inc., certain lenders, Bank of America, N.A., as Administrative Agent and Citibank N.A., as Collateral Agent and Collateral Monitoring Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on April 30, 2020).

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101	The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from CME Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: August 5, 2020	By:	/s/ John W. Pietrowicz
John W. Pietrowicz Chief Financial Officer & Senior Managing Director Finance