Form 10-Q
period 2020-09-30
CME GROUP INC.
filed 2020-11-04
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 14, 2020 was as follows: 358,987,459 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,332.1	$1,551.4
Marketable securities	92.4	83.2
Accounts receivable, net of allowance of $4.8 and $3.4	490.9	491.8
Other current assets (includes $4.5 and $4.3 in restricted cash)	350.1	364.4
Performance bonds and guaranty fund contributions	88,083.8	37,077.0
Total current assets	90,349.3	39,567.8
Property, net of accumulated depreciation and amortization of $931.9 and $867.5	547.2	544.0
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	4,893.8	5,117.7
Goodwill	10,755.8	10,742.5
Other assets (includes $0.7 and $0.9 in restricted cash)	2,037.4	2,068.0
Total Assets	$125,758.8	$75,215.3

Liabilities and Equity
Current Liabilities:
Accounts payable	$99.5	$61.9
Other current liabilities	448.0	1,384.8
Performance bonds and guaranty fund contributions	88,083.4	37,075.8
Total current liabilities	88,630.9	38,522.5
Long-term debt	3,442.2	3,743.2
Deferred income tax liabilities, net	5,620.8	5,635.2
Other liabilities	1,054.5	1,155.1
Total Liabilities	98,748.4	49,056.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at September 30, 2020 and December 31, 2019; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2020 and December 31, 2019; 358,030 and 357,469 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	21,157.2	21,113.2
Retained earnings	5,775.1	5,008.7
Accumulated other comprehensive income (loss)	43.7	3.4
Total CME Group Shareholders’ Equity	26,979.6	26,128.9
Non-controlling interests	30.8	30.4
Total Equity	27,010.4	26,159.3
Total Liabilities and Equity	$125,758.8	$75,215.3
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Clearing and transaction fees	$835.4	$1,040.7	$3,054.4	$3,045.1
Market data and information services	139.4	129.8	405.6	388.2
Other	105.9	106.8	325.1	296.3
Total Revenues	1,080.7	1,277.3	3,785.1	3,729.6
Expenses
Compensation and benefits	216.4	223.5	640.9	681.1
Technology	48.1	52.7	144.9	148.4
Professional fees and outside services	48.4	43.2	141.3	124.3
Amortization of purchased intangibles	78.3	79.8	232.2	236.6
Depreciation and amortization	39.7	41.4	111.7	120.6
Licensing and other fee agreements	57.7	45.6	187.0	130.9
Other	67.1	105.9	204.7	272.9
Total Expenses	555.7	592.1	1,662.7	1,714.8
Operating Income	525.0	685.2	2,122.4	2,014.8

Non-Operating Income (Expense)
Investment income	23.6	172.3	151.6	490.3
Interest and other borrowing costs	(41.7)	(42.8)	(124.5)	(136.0)
Equity in net earnings of unconsolidated subsidiaries	44.0	48.0	144.0	132.3
Other non-operating income (expense)	(14.4)	(139.5)	(106.4)	(435.9)
Total Non-Operating Income (Expense)	11.5	38.0	64.7	50.7
Income before Income Taxes	536.5	723.2	2,187.1	2,065.5
Income tax provision	125.0	86.9	505.5	418.7
Net Income	411.5	636.3	1,681.6	1,646.8
Less: net (income) loss attributable to non-controlling interests	0.2	—	(0.4)	0.2
Net Income Attributable to CME Group	$411.7	$636.3	$1,681.2	$1,647.0

Earnings per Common Share Attributable to CME Group:
Basic	$1.15	$1.78	$4.70	$4.61
Diluted	1.15	1.78	4.69	4.60
Weighted Average Number of Common Shares:
Basic	357,791	357,211	357,669	357,054
Diluted	358,590	358,369	358,492	358,201
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$411.5	$636.3	$1,681.6	$1,646.8
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	—	(0.2)	0.8	1.5
Reclassification of net (gains) losses on sales included in investment income	—	(0.1)	—	(0.2)
Income tax benefit (expense)	—	—	(0.2)	(0.4)
Investment securities, net	—	(0.3)	0.6	0.9
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	(2.0)	(2.7)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	1.2	1.3	3.5	3.7
Income tax benefit (expense)	(0.3)	(0.4)	(0.4)	(0.3)
Defined benefit plans, net	0.9	0.9	1.1	0.7
Derivative investments:
Net unrealized holding gains (losses) arising during the period	—	0.5	—	0.3
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(0.3)	(0.3)	(2.4)	(0.9)
Income tax benefit (expense)	0.2	(0.1)	0.6	—
Derivative investments, net	(0.1)	0.1	(1.8)	(0.6)
Foreign currency translation:
Foreign currency translation adjustments	56.0	(35.5)	39.8	(38.5)
Reclassification of net currency (gains) losses from foreign entities to other expenses	—	—	0.6	—
Income tax benefit (expense)	—	(3.0)	—	—
Foreign currency translation, net	56.0	(38.5)	40.4	(38.5)
Other comprehensive income (loss), net of tax	56.8	(37.8)	40.3	(37.5)
Comprehensive income	468.3	598.5	1,721.9	1,609.3
Less: comprehensive (income) loss attributable to non-controlling interests	0.2	—	(0.4)	0.2
Comprehensive income attributable to CME Group	$468.5	$598.5	$1,721.5	$1,609.5
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Nine Months Ended, September 30, 2020
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	357,469	3	$21,116.8	$5,008.7	$3.4	$26,128.9	$30.4	$26,159.3
Net income				1,681.2		1,681.2	0.4	1,681.6
Other comprehensive income (loss)					40.3	40.3	—	40.3
Dividends on common stock of $2.55 per share				(914.5)		(914.5)		(914.5)
Impact of adoption of accounting standards updates on credit losses				(0.3)		(0.3)		(0.3)
Exercise of stock options	108		6.0			6.0		6.0
Vesting of issued restricted Class A common stock	419		(37.1)			(37.1)		(37.1)
Shares issued to Board of Directors	17		2.9			2.9		2.9
Shares issued under Employee Stock Purchase Plan	17		2.9			2.9		2.9
Stock-based compensation			69.3			69.3		69.3
Balance at September 30, 2020	358,030	3	$21,160.8	$5,775.1	$43.7	$26,979.6	$30.8	$27,010.4

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended, September 30, 2020
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2020	357,727	3	$21,152.5	$5,668.5	$(13.1)	$26,807.9	$31.0	$26,838.9
Net income				411.7		411.7	(0.2)	411.5
Other comprehensive income (loss)					56.8	56.8	—	56.8
Dividends on common stock of $0.85 per share				(305.1)		(305.1)		(305.1)
Exercise of stock options	41		2.2			2.2		2.2
Vesting of issued restricted Class A common stock	262		(17.7)			(17.7)		(17.7)
Shares issued to Board of Directors			—			—		—
Shares issued under Employee Stock Purchase Plan			—			—		—
Stock-based compensation			23.8			23.8		23.8
Balance at September 30, 2020	358,030	3	$21,160.8	$5,775.1	$43.7	$26,979.6	$30.8	$27,010.4
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Nine Months Ended, September 30, 2019
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	356,824	3	$21,057.9	$4,855.3	$5.3	$25,918.5	$46.8	$25,965.3
Net income				1,647.0		1,647.0	(0.2)	1,646.8
Other comprehensive income (loss)					(37.5)	(37.5)		(37.5)
Dividends on common stock of $2.25 per share				(805.0)		(805.0)		(805.0)
Impact of adoption of standards updates on leasing				6.9		6.9		6.9
Changes in non-controlling interest due to measurement period						—	(16.5)	(16.5)
Exercise of stock options	195		13.7			13.7		13.7
Vesting of issued restricted Class A common stock	399		(36.8)			(36.8)		(36.8)
Shares issued to Board of Directors	16		3.1			3.1		3.1
Shares issued under Employee Stock Purchase Plan	13		2.5			2.5		2.5
Stock-based compensation			70.8			70.8		70.8
Balance at September 30, 2019	357,447	3	$21,111.2	$5,704.2	$(32.2)	$26,783.2	$30.1	$26,813.3

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended, September 30, 2019
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2019	357,143	3	$21,112.8	$5,336.8	$5.6	$26,455.2	$29.7	$26,484.9
Net income				636.3		636.3		636.3
Other comprehensive income (loss)					(37.8)	(37.8)		(37.8)
Dividends on common stock of $0.75 per share				(268.9)		(268.9)		(268.9)
Changes in non-controlling interest due to measurement period							0.4	0.4
Exercise of stock options	33		6.7			6.7		6.7
Vesting of issued restricted Class A common stock	271		(22.7)			(22.7)		(22.7)
Stock-based compensation			14.4			14.4		14.4
Balance at September 30, 2019	357,447	3	$21,111.2	$5,704.2	$(32.2)	$26,783.2	$30.1	$26,813.3
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$1,681.6	$1,646.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	69.3	70.8
Amortization of purchased intangibles	232.2	236.6
Depreciation and amortization	111.7	120.6
Net losses on impaired assets	27.4	61.1
Net (gain) loss on derivative contracts	(1.5)	17.9
Net realized and unrealized losses on investments	4.9	20.4
Undistributed net earnings of unconsolidated subsidiaries	(9.7)	(41.1)
Deferred income taxes	(18.6)	(23.7)
Change in:
Accounts receivable	(0.8)	7.4
Other current assets	(37.7)	(106.5)
Other assets	45.1	(10.5)
Accounts payable	37.6	(54.4)
Income taxes payable	(27.0)	(94.5)
Other current liabilities	(39.6)	91.9
Other liabilities	(26.2)	1.0
Other	6.6	9.3
Net Cash Provided by Operating Activities	2,055.3	1,953.1

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	9.4	13.0
Purchases of available-for-sale marketable securities	(8.7)	(9.8)
Purchases of property, net	(127.5)	(179.2)
Investments in privately-held equity investments	(5.5)	—
Proceeds from sales of investments	8.9	39.3
Net Cash Used in Investing Activities	(123.4)	(136.7)

Cash Flows from Financing Activities
Issuance of commercial paper, net of maturities	(304.6)	38.9
Repayment of debt	—	(569.2)
Cash dividends	(1,805.7)	(1,427.8)
Settlement of derivative contracts	—	16.0
Employee taxes paid on restricted stock vesting	(37.1)	(36.8)
Other	(3.8)	1.4
Net Cash Used in Financing Activities	(2,151.2)	(1,977.5)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Net change in cash, cash equivalents and restricted cash	$(219.3)	$(161.1)
Cash, cash equivalents and restricted cash, beginning of period	1,556.6	1,377.2
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,337.3	$1,216.1

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,332.1	$1,210.1
Short-term restricted cash	4.5	5.1
Long-term restricted cash	0.7	0.9
Total	$1,337.3	$1,216.1

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$553.2	$550.6
Interest paid	109.4	122.4
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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at September 30, 2020 and December 31, 2019 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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
The company has not experienced significant levels of underpayment or nonpayment by customers and does not expect changes to this trend over the payment terms of our receivables. Exposure to losses on receivables for clearing and transaction fees and other amounts owed by clearing and trading firms is dependent on each firm's financial condition. With respect to clearing firms, the company's credit loss exposure is mitigated by the memberships that collateralize fees owed to the company. The allowance for credit losses on accounts receivable is calculated by evaluating the aging of the company's billings by revenue stream: clearing and transaction, market data, and other. This aging assessment, as well as contemplation of current and anticipated economic factors, including the interest rate environment and pricing levels are the primary considerations that most significantly impact the collectibility of accounts receivable. The allowance for accounts receivable is $4.8 million at September 30, 2020.
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
Other. Other revenues include certain access and communication fees, fees for collateral management, equity membership subscription fees, and fees for trade order routing through agreements from various strategic relationships. Access and communication fees are charges to customers that utilize various telecommunications networks and communications services. Fees for these services are generally billed monthly and the associated fee revenue is recognized as billed. Collateral management fees are charged to clearing firms that have collateral on deposit with the clearing house to meet their minimum performance bond and guaranty fund obligations on the exchange. These fees are calculated based on daily collateral balances and are billed monthly. This fee revenue is recognized monthly as billed as the customers receive and consume the benefits of the services. We also have an equity membership program which provides equity members the option to substitute a monthly subscription fee for their existing requirement to hold CME Group Class A common stock. Choosing to pay this fee in lieu of holding Class A shares is entirely voluntary and the client's choice. Fee revenue under this program is earned monthly as billed over the contractual term. Pricing for strategic relationships may be driven by customer levels and activity. There are fee arrangements which provide for monthly as well as quarterly payments in arrears. Revenue is recognized monthly for strategic relationship arrangements as the customers receive and consume the benefits of the services.

The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters and nine months ended September 30, 2020 and 2019:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Interest rates	$172.0	$347.9	$811.5	$998.1
Equity indexes	181.8	153.9	631.4	447.9
Foreign exchange	40.5	39.2	124.6	119.7
Agricultural commodities	112.8	104.2	339.2	350.7
Energy	138.8	178.7	554.6	523.0
Metals	69.1	74.3	197.5	183.4
Cash markets business	105.6	124.9	342.4	368.5
Interest rate swap	14.8	17.6	53.2	53.8
Total clearing and transaction fees	835.4	1,040.7	3,054.4	3,045.1
Market data and information services	139.4	129.8	405.6	388.2
Other	105.9	106.8	325.1	296.3
Total revenues	$1,080.7	$1,277.3	$3,785.1	$3,729.6

Timing of Revenue Recognition
Services transferred at a point in time	$827.3	$973.3	$2,919.8	$2,854.3
Services transferred over time	250.3	301.6	856.6	861.2
One-time charges and miscellaneous revenues	3.1	2.4	8.7	14.1
Total revenues	$1,080.7	$1,277.3	$3,785.1	$3,729.6
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. For annual licenses and upfront fee arrangements, the company generally bills customers upon contract execution. These payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the nine months ended September 30, 2020 were not materially impacted by any other factors. The balance of contract liabilities was $48.2 million and $42.6 million as of September 30, 2020 and December 31, 2019, respectively.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. At September 30, 2020, performance bonds and guaranty fund contribution assets on the consolidated balance sheets include cash as well as U.S. Treasury securities and U.S. government agency securities. U.S. Treasury securities and U.S. government agency securities are purchased by CME, at its discretion, using cash collateral. The benefits, including interest earned, and risks of ownership accrue to CME. Interest earned is included in investment income on the consolidated statements of income. These debt securities are classified as available-for-sale. At September 30, 2020, the amortized cost and fair value of the U.S. Treasury securities were both $800.0 million. At September 30, 2020, the amortized cost and fair value of the U.S. government agency securities were both $195.0 million.
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. At September 30, 2020, CME maintained $70.6 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
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
During the first nine months of 2020, the clearing house transferred an average of approximately $5.1 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2020. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor have we recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.
5. Intangible Assets
Intangible assets consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$5,806.7	$(1,555.5)	$4,251.2	$5,797.1	$(1,346.0)	$4,451.1
Technology-related intellectual property	174.5	(61.9)	112.6	174.3	(46.6)	127.7
Other	103.6	(23.6)	80.0	103.8	(14.9)	88.9
Total amortizable intangible assets	$6,084.8	$(1,641.0)	4,443.8	$6,075.2	$(1,407.5)	4,667.7

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$4,893.8			$5,117.7
Trading products (1)			$17,175.3			$17,175.3
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
Total amortization expense for intangible assets was $78.3 million and $79.8 million for the quarters ended September 30, 2020 and 2019, respectively. Total amortization expense for intangible assets was $232.2 million and $236.6 million for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2020	$78.2
2021	312.8
2022	312.4
2023	311.0
2024	304.3
2025	304.1
Thereafter	2,821.0

6. Debt
Long-term debt consisted of the following at September 30, 2020 and December 31, 2019:

(in millions)	September 30, 2020	December 31, 2019
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$748.3	$747.7
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	17.2	16.4
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	746.8	746.3
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	496.7	496.4
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	743.0	742.8
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	690.2	689.8
Commercial paper (4)	—	303.8
Total long-term debt	$3,442.2	$3,743.2
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
(4)The commercial paper is backed by the five-year multi-currency revolving credit facility, which expires in 2022.
Commercial paper with an aggregate par value of $1.3 billion and maturities ranging from 1 to 18 days was issued during the first nine months of 2020. The weighted average balance of commercial paper outstanding during the first nine months of 2020 was $62.0 million.
Long-term debt maturities, at par value (in U.S. dollar equivalent), were as follows at September 30, 2020:

(in millions)	Par Value
2021	$—
2022	750.0
2023	17.6
2024	—
2025	750.0
Thereafter	1,950.0
7. Contingencies
Legal and Regulatory Matters. In 2013, the CFTC filed suit against NYMEX and two former employees (the NYMEX Defendants) alleging disclosure of confidential customer information in violation of the Commodity Exchange Act. On June 3, 2020, the parties informed the United States District Court for the Southern District of New York that the CFTC's Division of Enforcement and the NYMEX Defendants had reached an agreement in principle to resolve the matter, subject to final approval by the CFTC. On July 31, 2020, the parties informed the Court that the CFTC had approved the agreed-upon settlement and further requested that the court enter an order implementing the agreed-upon resolution. The Court approved the settlement on August 3, 2020, concluding the matter.
In 2003, the U.S. Futures Exchange, L.L.C. (Eurex U.S.) and U.S. Exchange Holdings, Inc. filed suit in federal court alleging that CBOT and CME violated the antitrust laws and tortuously interfered with the business relationship and contract between Eurex U.S. and The Clearing Corporation. On October 31, 2018, the district court granted CBOT's and CME's motion for summary judgment and dismissed the case in its entirety. On March 23, 2020, the Seventh Circuit affirmed the decision of the district court. Eurex U.S. and U.S. Exchange Holdings, Inc. did not file a petition for certiorari with the United States Supreme Court by the September 18, 2020 deadline, concluding the matter.
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
As of September 30, 2020, an accrual of $2.1 million was recognized for probable and estimable legal and regulatory issues. No accrual was required as of December 31, 2019.
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
The components of lease costs were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Operating lease expense:
Operating lease cost	$17.7	$16.2	$49.0	$53.5
Short-term lease cost	0.2	0.7	0.9	5.6
Total operating lease expense included in other expense	$17.9	$16.9	$49.9	$59.1

Finance lease expense:
Interest expense	$0.8	$0.9	$2.5	$2.7
Depreciation expense	2.2	2.5	6.5	7.1
Total finance lease expense	$3.0	$3.4	$9.0	$9.8

Sublease revenue included in other revenue	$3.4	$2.0	$10.1	$7.3
Supplemental cash flow information related to leases was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Cash outflows for operating leases	$16.4	$18.7	$48.0	$50.8
Cash outflows for finance leases	4.3	5.1	12.7	14.1

Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$401.3	$417.1

Operating lease liabilities:
Other current liabilities	$42.6	$42.3
Other liabilities	496.1	514.8
Total operating lease liabilities	$538.7	$557.1

Weighted average remaining lease term (in months)	140	146
Weighted average discount rate	3.9%	4.0%
Finance leases

(in millions)	September 30, 2020	December 31, 2019
Finance lease right-of-use assets	$91.0	$97.5

Finance lease liabilities:
Other current liabilities	$7.6	$7.4
Other liabilities	85.8	91.5
Total finance lease liabilities	$93.4	$98.9

Weighted average remaining lease term (in months)	126	135
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of September 30, 2020 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2020	$16.2
2021	63.6
2022	66.9
2023	65.1
2024	59.2
2025	56.6
Thereafter	344.7
Total lease payments	672.3
Less: imputed interest	(133.6)
Present value of lease liability	$538.7

(in millions)	Finance Leases
Remainder of 2020	$4.2
2021	17.0
2022	17.1
2023	17.2
2024	17.4
2025	17.5
Thereafter	94.3
Total lease payments	184.7
Less: imputed interest	(91.3)
Present value of lease liability	$93.4
9. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2023. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2023 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At September 30, 2020, CME was contingently liable to SGX on letters of credit totaling $310.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2020.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is immaterial and therefore has not recorded any liability at September 30, 2020.

10. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2019	$0.8	$(55.1)	$69.0	$(11.3)	$3.4
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.8	(2.0)	—	39.8	38.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.5	(2.4)	0.6	1.7
Income tax benefit (expense)	(0.2)	(0.4)	0.6	—	—
Net current period other comprehensive income (loss)	0.6	1.1	(1.8)	40.4	40.3
Balance at September 30, 2020	$1.4	$(54.0)	$67.2	$29.1	$43.7

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2018	$0.1	$(53.8)	$69.7	$(10.7)	$5.3
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	1.5	(2.7)	0.3	(38.5)	(39.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	3.7	(0.9)	—	2.6
Income tax benefit (expense)	(0.4)	(0.3)	—	—	(0.7)
Net current period other comprehensive income (loss)	0.9	0.7	(0.6)	(38.5)	(37.5)
Balance at September 30, 2019	$1.0	$(53.1)	$69.1	$(49.2)	$(32.2)
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
The company's level 1 assets generally include investments in publicly traded mutual funds, equity securities, corporate debt securities and U.S. government securities with quoted market prices. In general, the company uses quoted prices in active markets for identical assets to determine the fair value of marketable securities.
The company's level 2 assets and liabilities generally consist of asset-backed securities and long-term debt notes. Asset-backed securities were measured at fair value based on matrix pricing using prices of similar securities with similar inputs such as maturity dates, interest rates and credit ratings. The fair values of the long-term debt notes were based on quoted market prices in an inactive market.
The company's level 3 assets include certain fixed assets, intangible assets and investments that were impaired or written up in fair value.

Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of September 30, 2020 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	September 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$18.1	$—	$—	$18.1
Mutual funds	73.9	—	—	73.9
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	92.1	0.3	—	92.4
Performance bonds and guaranty fund contributions (1):
U.S. Treasury securities	800.0	—	—	800.0
U.S. government agency securities	195.0	—	—	195.0
Total Assets at Fair Value	$1,087.1	$0.3	$—	$1,087.4
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet at September 30, 2020 include U.S. Treasury securities and U.S. government agency securities purchased with cash collateral.
Non-Recurring Fair Value Measurements. During the first nine months of 2020, the company recognized impairment charges of $27.4 million related to certain intangible assets and fixed assets. The combined fair values of the assets were estimated to be zero at September 30, 2020. The company also recognized net unrealized gains on certain investments of $1.3 million. The combined fair value of these investments were estimated to be $18.4 million at September 30, 2020. These assessments were based on quantitative and qualitative indicators of fair value. The fair value measurements of the intangible assets, fixed assets and investments are considered level 3 and non-recurring.
Fair Values of Long-Term Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At September 30, 2020, the fair values (in U.S. dollar equivalent) were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due September 2022	$788.0	Level 2
€15.0 million fixed rate notes due May 2023	19.3	Level 2
$750.0 million fixed rate notes due March 2025	821.8	Level 2
$500.0 million fixed rate notes due June 2028	587.0	Level 2
$750.0 million fixed rate notes due September 2043	1,113.9	Level 2
$700.0 million fixed rate notes due June 2048	941.0	Level 2

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Stock awards	44	98	44	473
Total	44	98	44	473
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income Attributable to CME Group (in millions)	$411.7	$636.3	$1,681.2	$1,647.0
Weighted Average Number of Common Shares (in thousands):
Basic	357,791	357,211	357,669	357,054
Effect of stock options, restricted stock and performance shares	799	1,158	823	1,147
Diluted	358,590	358,369	358,492	358,201
Earnings per Common Share Attributable to CME Group:
Basic	$1.15	$1.78	$4.70	$4.61
Diluted	1.15	1.78	4.69	4.60
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2020	2019	Change	2020	2019	Change
Total revenues	$1,080.7	$1,277.3	(15)%	$3,785.1	$3,729.6	1%
Total expenses	555.7	592.1	(6)	1,662.7	1,714.8	(3)
Operating margin	48.6%	53.6%		56.1%	54.0%
Non-operating income (expense)	$11.5	$38.0	(70)	$64.7	$50.7	27
Effective tax rate	23.3%	12.0%		23.1%	20.3%
Net income attributable to CME Group	$411.7	$636.3	(35)	$1,681.2	$1,647.0	2
Diluted earnings per common share attributable to CME Group	1.15	1.78	(35)	4.69	4.60	2
Cash flows from operating activities				2,055.3	1,953.1	5
Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Clearing and transaction fees	$835.4	$1,040.7	(20)%	$3,054.4	$3,045.1	—%
Market data and information services	139.4	129.8	7	405.6	388.2	4
Other	105.9	106.8	(1)	325.1	296.3	10
Total Revenues	$1,080.7	$1,277.3	(15)	$3,785.1	$3,729.6	1
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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Total contract volume (in millions)	998.6	1,295.8	(23)%	3,782.2	3,750.2	1%
Clearing and transaction fees (in millions)	$715.0	$898.2	(20)	$2,658.8	$2,622.8	1
Average rate per contract	$0.716	$0.693	3	$0.703	$0.699	1
We estimate the following net changes in clearing and transaction fees based on changes in total contract volume and changes in average rate per contract for futures and options during the third quarter and first nine months of 2020 when compared with the same periods in 2019.

(in millions)	Quarter Ended	Nine Months Ended
Increase (decrease) due to changes in total contract volume	$(212.8)	$22.5
Increases due to changes in average rate per contract	29.6	13.5
Net increase (decrease) in clearing and transaction fees	$(183.2)	$36.0
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

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
Average Daily Volume by Product Line:
Interest rates	5,315	10,868	(51)%	8,628	10,931	(21)%
Equity indexes	5,410	3,931	38	5,820	3,530	65
Foreign exchange	829	851	(3)	876	869	1
Agricultural commodities	1,372	1,320	4	1,396	1,514	(8)
Energy	1,852	2,456	(25)	2,548	2,430	5
Metals	825	821	1	744	674	10
Aggregate average daily volume	15,603	20,247	(23)	20,012	19,948	—
Average Daily Volume by Venue:
CME Globex	15,054	18,282	(18)	18,826	17,803	6
Open outcry	108	1,177	(91)	457	1,320	(65)
Privately negotiated	441	788	(44)	729	825	(12)
Aggregate average daily volume	15,603	20,247	(23)	20,012	19,948	—
Electronic Volume as a Percentage of Total Volume	96%	90%		94%	89%
Overall market volatility declined throughout the third quarter of 2020 following periods of very high volatility in the first quarter of 2020. During the first quarter, the Federal Reserve made the unexpected decision to lower the federal funds rate due to the economic concerns from the COVID-19 pandemic, which resulted in significant volatility within the financial and equity markets. During the third quarter of 2020, interest rate volatility subsided following indication by the Federal Reserve that it does not intend to raise interest rates in the foreseeable future. In addition, heightened producer price competition within the oil markets combined with lower energy demands during the COVID-19 pandemic resulted in significant market volatility within the energy market during the first quarter of 2020. However, volatility subsided in the third quarter as oil prices stabilized and demand for crude oil remained low. We believe these factors led to the changes in volume during the third quarter and first nine months of 2020, when compared with the same periods in 2019.
Following the Illinois stay at home orders in March 2020, we closed the trading floor in Chicago. We began a limited re-opening of the trading floor in the third quarter of 2020.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
Eurodollar futures and options:
Front 8 futures	741	2,077	(64)%	1,479	2,193	(33)%
Back 32 futures	457	687	(34)	623	719	(13)
Options	422	1,633	(74)	1,254	1,861	(33)
U.S. Treasury futures and options:
10-Year	1,462	2,462	(41)	2,093	2,368	(12)
5-Year	777	1,420	(45)	1,146	1,408	(19)
2-Year	347	785	(56)	583	754	(23)
Treasury bond	422	524	(20)	471	473	—
Federal Funds futures and options	87	450	(81)	256	387	(34)
In the third quarter and the first nine months of 2020, interest rate contract volumes decreased when compared with the same periods in 2019, which we believe resulted from low interest rate volatility. Interest rate volatility decreased following the Federal Reserve's decision to cut interest rates to near zero in early 2020 and its indication that it would not raise interest rates in the foreseeable future in response to the economic impact of the COVID-19 pandemic.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products. Volumes below include Micro E-mini contract volumes for each index beginning on May 6, 2019.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
E-mini S&P 500 futures and options	3,311	2,617	27%	3,728	2,384	56%
E-mini NASDAQ 100 futures and options	1,397	722	94	1,265	602	110
E-mini Russell 2000 futures and options	285	198	44	311	170	83
In the third quarter and the first nine months of 2020, equity index contract volumes increased when compared with the same periods in 2019. We believe these increases were attributable to significant equity market volatility resulting from uncertainty surrounding the economic impact of governmental and business actions to combat the COVID-19 pandemic. Average daily contract volume in the third quarter and first nine months of 2020 also included Micro-E-mini equity index contract volume of approximately 2.0 million and 1.8 million per day, respectively, compared to approximately 0.6 million and 0.3 million per day, in the third quarter and first nine months of 2019, respectively. Micro-E-mini equity index contracts have a notional size of one-tenth of the traditional E-mini contracts.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
Euro	249	237	5%	244	238	2%
Japanese yen	97	143	(32)	128	141	(9)
British Pound	114	125	(9)	113	126	(10)
Australian dollar	99	96	4	109	106	3
In the third quarter and the first nine months of 2020, foreign exchange contract volume remained relatively flat when compared with the same periods in 2019. In the third quarter of 2020, market volatility subsided following very high foreign exchange volatility in the first quarter caused by significant uncertainty surrounding the economic impacts of the governmental and business actions to combat the COVID-19 pandemic. In the third quarter of 2020, foreign exchange trading also declined slightly due to operational strains from stay at home orders and risk aversion by market participants during the COVID-19 pandemic. We believe these factors led to the changes in foreign exchange contract volumes.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
Corn	440	490	(10)%	438	583	(25)%
Soybean	292	216	35	280	255	10
Wheat	219	189	16	227	227	—
Overall commodity contract volume increased in the third quarter of 2020 compared with the same period in 2019, but decreased in the first nine months of 2020 when compared with the same period in 2019. The increase in the third quarter was mainly attributable to an increase in soybean and wheat volume, which we believe was the result of an increase in demand in commodities from China. In the third quarter and first nine months of 2020 when compared with 2019, corn contract volume decreased due to continued lower price volatility, which we believe was caused by the existence of large stock piles and lower demand.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
WTI crude oil	873	1,398	(38)%	1,369	1,405	(3)%
Natural gas	582	560	4	657	500	31
Refined products	307	360	(15)	379	382	(1)
Overall energy contract volumes decreased in the third quarter when compared with the same period in 2019, which we believe was largely due to decreases in price volatility. The crude oil market remains less volatile as the market continues to rebalance from a reduction in demand caused by the COVID-19 pandemic. The increase in volume in the first nine months of 2020 when compared with the same period in 2019 was largely attributable to an increase in natural gas contract volume due to volatility caused by significant price declines in early 2020, which resulted from a reduction of global demand.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
Gold	526	559	(6)%	490	432	13%
Silver	180	137	31	129	109	18
Copper	99	93	7	101	102	—
In the third quarter and the first nine months of 2020, metals volumes increased when compared with the same periods in 2019. We believe these increases are largely due to investors using gold and other precious metals as safe-haven alternative investments due to significant uncertainty within other markets caused by the COVID-19 pandemic.
Average Rate per Contract
The average rate per contract increased in the third quarter and first nine months of 2020 when compared with the same period in 2019. The increases were largely due to a shift in product mix. Interest rate contract volume, as a percentage of total volume, decreased by 20% in the third quarter when compared with the same period in 2019, respectively, while all other products collectively increased by 20%. Interest rate contract volume, as a percentage of total volume, decreased by 12% in the first nine months when compared with the same period in 2019, respectively, while all other products collectively increased by 12%. In general, interest rate products have a lower rate per contract compared with the remaining contracts. The increases in average rate per contract were partially offset by the introduction of the micro-E-mini equity index contracts, which have a lower average rate per contract compared with a standard E-mini contract. Micro-E-mini equity index contracts have a notional size of one-tenth of the traditional E-mini contracts.

Cash Markets Business
Total clearing and transaction fees revenues in the third quarter and the first nine months of 2020 include $105.6 million and $342.4 million of transaction fees attributable to the cash markets business acquired from NEX compared with $124.9 million and $368.5 million in the third quarter and first nine months of 2019, respectively. This revenue primarily includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in millions)	2020	2019	Change	2020	2019	Change
BrokerTec U.S.'s fixed income transaction fees	$39.8	$51.1	(22)%	$133.3	$147.2	(9)%
EBS's foreign exchange transaction fees	42.3	49.6	(15)	136.9	148.4	(8)
The related average daily notional value for the third quarter of 2020 were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in billions)	2020	2019	Change	2020	2019	Change
U.S. Treasury	$93.2	$178.5	(48)%	$135.3	$174.7	(23)%
European Repo (in euros)	261.6	271.9	(4)	265.9	275.1	(3)
Spot FX	63.3	78.5	(19)	74.3	79.3	(6)
Overall average daily notional value for the cash markets business decreased in the third quarter and first nine months of 2020 when compared with the same periods in 2019. The decreases in trading are largely due to the expectation of potentially low interest rates for an extended period of time and the economic uncertainty surrounding the COVID-19 pandemic.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented approximately 11% of our clearing and transaction fees in the first nine months of 2020. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
During the third quarter and first nine months of 2020, overall market data and information services revenues increased when compared with the same periods in 2019 largely due to increases in subscriber device counts and higher demand for CME data.
The two largest resellers of our market data represented approximately 35% of our market data and information services revenue in the first nine months of 2020. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the third quarter of 2020 other revenue was relatively flat as compared with the same period in 2019. In the first nine months of 2020 when compared with the same period in 2019, the increase in other revenues was largely due to increases in custody fees.

Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Compensation and benefits	$216.4	$223.5	(3)%	$640.9	$681.1	(6)%
Technology	48.1	52.7	(9)	144.9	148.4	(2)
Professional fees and outside services	48.4	43.2	12	141.3	124.3	14
Amortization of purchased intangibles	78.3	79.8	(2)	232.2	236.6	(2)
Depreciation and amortization	39.7	41.4	(4)	111.7	120.6	(7)
Licensing and other fee agreements	57.7	45.6	27	187.0	130.9	43
Other	67.1	105.9	(37)	204.7	272.9	(25)
Total Expenses	$555.7	$592.1	(6)	$1,662.7	$1,714.8	(3)

Operating expenses decreased by $36.4 million and $52.1 million in the third quarter and first nine months of 2020 when compared with the same periods in 2019. The following table shows the estimated impacts of key factors resulting in the change in operating expenses:

	Quarter Ended, September 30, 2020		Nine Months Ended, September 30, 2020
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Intangible and fixed asset impairments	$(45.0)	(8)%	$(52.6)	(3)%
Bonus expense	(21.5)	(4)	(36.1)	(2)
Travel and entertainment	(6.5)	(1)	(17.5)	(1)
Marketing	(2.7)	—	(15.7)	(1)
Non-qualified deferred compensation plans	4.6	1	(2.1)	—
Professional fees and outside services	5.2	1	17.0	1
Licensing and other fee agreements	12.1	2	56.1	3
Other expenses, net	17.4	3	(1.2)	—
Total decrease	$(36.4)	(6)%	$(52.1)	(3)%
Decreases in operating expenses in the third quarter and first nine months of 2020 when compared with the same periods in 2019 were as follows:
•In the third quarter and first nine months of 2019, we recognized higher impairment charges on certain intangibles and fixed assets due to the disposal of various businesses.
•Bonus expense decreased compared with the same periods in 2019 largely due to a reduction in headcount in conjunction with our planned integration of legacy NEX businesses.
•Travel and entertainment expenses decreased as a result of the company's response to the COVID-19 pandemic, with the vast majority of staff working remotely in 2020.
•Marketing expenses decreased compared with the same periods in 2019 due to the timing of planned advertising and media campaigns, as well as a reduction in special promotional events held.
•A decrease in our non-qualified deferred compensation liability during the first nine months of 2020, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to a decrease in compensation and benefits expense.
Increases in operating expenses in the third quarter and first nine months of 2020 when compared with the same periods in 2019 were as follows:
•Licensing and other fee agreements expenses increased in the third quarter and first nine months of 2020 due to higher fees related to revenue sharing agreements for certain equity contracts, which resulted from increases in volume and increases in license rates for certain products.

•Professional fees and outside services expenses increased due to higher costs in the third quarter and first nine months of 2020 for legal fees and technology and platform integration initiatives.
•An increase in our non-qualified deferred compensation liability during the third quarter of 2020, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to an increase in compensation and benefits expense.
Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change	2020	2019	Change
Investment income	$23.6	$172.3	(86)%	$151.6	$490.3	(69)%
Interest and other borrowing costs	(41.7)	(42.8)	(3)	(124.5)	(136.0)	(8)
Equity in net earnings (losses) of unconsolidated subsidiaries	44.0	48.0	(9)	144.0	132.3	9
Other non-operating income (expense)	(14.4)	(139.5)	(90)	(106.4)	(435.9)	(76)
Total Non-Operating	$11.5	$38.0	(70)	$64.7	$50.7	27
Investment income. Investment income decreased in the third quarter and first nine months of 2020 when compared with the same periods in 2019, largely due to decreases in earnings from cash performance bond and guaranty fund contributions that are reinvested. These decreases in earnings resulted primarily from lower rates of interest earned in the cash account at the Federal Reserve Bank of Chicago following significant interest rate cuts in early 2020 despite increases in our average reinvestment amount.
Interest and other borrowing costs. Interest and other borrowing costs were lower in the third quarter and first nine months of 2020, primarily due to lower borrowing costs on commercial paper issuances, as there were higher average balances of commercial paper outstanding during the first nine months of 2019 when compared with the same period in 2020. Interest and other borrowing costs were also lower during the first nine months of 2020, primarily due to interest expense recognized on the €350.0 million fixed rate notes and the ¥19.1 billion term loan assumed as part of the NEX acquisition in 2018 and subsequently paid down during the first quarter of 2019.
Equity in net earnings (losses) of unconsolidated subsidiaries. In the third quarter of 2020 when compared with the same period of 2019, lower income generated from our S&P/Dow Jones Indices LLC (S&P/DJI) business venture contributed to a decrease in equity in net earnings (losses) of unconsolidated subsidiaries. In the first nine months of 2020 when compared to the same period in 2019, our investment in S&P/DJI generated higher equity in net earnings (losses) due to higher profits in early 2020.
Other income (expense). Other expenses decreased in the third quarter and first nine months of 2020 when compared with the same periods in 2019. We recognized lower expenses during the third quarter and first nine months of 2020 related to a reduction in the distribution of interest earned on performance bond collateral reinvestments to the clearing firms due to lower interest income earned on our reinvestment. In addition, a gain of $1.5 million was recognized on derivative contracts in the first nine months of 2020 compared with a net loss of $17.9 million for the same period in 2019.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2020	2019
Quarter ended September 30	23.3%	12.0%
Nine months ended September 30	23.1%	20.3%
The overall effective tax rates increased in the third quarter and first nine months of 2020 when compared with the same periods in 2019. In the third quarter of 2019, we recognized benefits for both 2018 and 2019 for the Foreign Derived Intangible Income Deduction (FDII Deduction) from servicing foreign customers. We have also recognized benefits for the FDII Deduction through the first three quarters of 2020.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased slightly in the first nine months of 2020 when compared with the same period in 2019 largely due to an increase in revenues and a decrease in cash-based expenses. Net cash used in investing activities decreased in the first nine months of 2020 when compared with the same period of 2019 largely due to a decrease in purchases of property. Cash used in financing activities was higher in the first nine months of 2020 when compared with the same period in 2019 due to an increase in cash dividends.

Debt Instruments. The following table summarizes our debt outstanding at September 30, 2020:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets deposited by defaulting clearing members can be used to collateralize the facility. At September 30, 2020, guaranty funds available to collateralize the facility totaled $7.9 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At September 30, 2020, we have excess borrowing capacity for general corporate purposes of approximately $2.4 billion under our multi-currency revolving senior credit facility.
At September 30, 2020, we were in compliance with the various financial covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At September 30, 2020, the letters of credit totaled $310.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.

The following table summarizes our credit ratings at September 30, 2020:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.3 billion and $1.6 billion at September 30, 2020 and December 31, 2019, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
At September 30, 2020, the cash performance bonds and guaranty fund contributions on the consolidated balance sheet was $88.1 billion compared with $37.1 billion at December 31, 2019. The increase in the balance was due to an increase in margin requirements.
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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
There have been no material changes in the company's risk factors from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2019 and Form 10-Q for the quarter ended June 30, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31	102	$168.90	—	$—
August 1 to August 31	252	170.02	—	—
September 1 to September 30	107,236	168.25	—	—
Total	107,590		—
(1)Shares purchased consist of an aggregate of 107,590 shares of Class A common stock surrendered in the third quarter of 2020 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101	The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from CME Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: November 4, 2020	By:	/s/ John W. Pietrowicz
John W. Pietrowicz Chief Financial Officer & Senior Managing Director Finance