Form 10-K
period 2020-12-31
CME GROUP INC.
filed 2021-02-26
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange
Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020, was approximately $57.9 billion (based on the closing price per share of CME Group Inc. Class A common stock on the Nasdaq Global Select Market (Nasdaq) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 10, 2021 was as follows: 359,003,437 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of CME Group Inc.’s Proxy Statement for the 2021 Annual Meeting of Shareholders	Part III

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
Trademark Information
CME Group, the Globe logo, CME, Chicago Mercantile Exchange, Globex, and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. COMEX is a trademark of Commodity Exchange, Inc. NEX, BrokerTec, EBS, TriOptima, and Traiana are trademarks of various entities of NEX Group Limited (NEX). Dow Jones, Dow Jones Industrial Average, S&P 500 and S&P are service and/or trademarks of Dow Jones Trademark Holdings LLC, Standard & Poor's Financial Services LLC and S&P/Dow Jones Indices LLC, as the case may be, and have been licensed for use by Chicago Mercantile Exchange Inc. ("CME"). All other trademarks are the property of their respective owners.
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
•changes in regulations, including the impact of any changes in laws or government policies with respect to our products or services or our industry, such as any changes to regulations and policies that require increased financial and operational resources from us or our customers;
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
•our dependence on third-party providers and exposure to risk through third parties, including risks related to the performance, reliability and security of technology used by our third-party providers;
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
•our ability to manage the risks, control the costs and achieve the synergies associated with our strategy for acquisitions, investments and alliances, including those associated with NEX;
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

ITEM 1.    BUSINESS

CME Group provides market participants worldwide the ability to efficiently manage risk across multiple asset classes, by trading futures, options, cash and over-the-counter (OTC) products. CME Group also offers a suite of products and services to optimize portfolios, achieve capital efficiencies and manage pre-trade and post-trade processes. Our customers can receive and analyze market data through multiple service offerings in real-time, historical and derived data formats. CME Group also offers industry-leading research and analytics tools to provide customers with market education resources.
GENERAL DEVELOPMENT OF BUSINESS
CME was founded in 1898 as a not-for-profit corporation. It established CME Clearing in 1919, which is operated by CME. CME demutualized in 2000, and in 2002 its parent company, CME Group, completed an initial public offering of its Class A common stock (Nasdaq: CME). CME Group subsequently acquired CBOT Holdings, Inc. in 2007, NYMEX Holdings, Inc. (NYMEX and COMEX) in 2008, the Kansas City Board of Trade in 2012 and NEX Group plc (NEX) in 2018. The combination with NEX expanded our global customer base and product offerings through the complementary combination of CME Group’s exchange-traded derivative products and NEX’s cash and OTC products. It also created a leading, client-centric, global markets company, generating capital efficiencies across futures, cash and OTC products for market participants seeking to lower their cost of trading and better manage risk. Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, our telephone number is 312-930-1000 and our website is cmegroup.com.
DESCRIPTION OF BUSINESS
CME Group exchanges offer the widest range of global benchmark products across interest rates, equity indexes, foreign exchange (FX), agricultural commodities, energy and metals. We also offer cash and repo fixed income trading via BrokerTec, and cash and OTC FX trading via EBS.
In addition, we operate one of the world’s leading central counterparty clearing providers, CME Clearing, operated by CME. With a range of pre- and post-trade products and services underpinning the entire lifecycle of a trade, CME Group offers optimization, reconciliation and processing services through Traiana, TriOptima and Reset.
Derivatives Exchange Business: Through our derivatives exchanges and clearing house, we believe our customers prefer CME Group's diversity of products, liquidity, price transparency and technological capabilities. Market liquidity - or the ability of a market to absorb the execution of large purchases or sales quickly and efficiently - is key to attracting and retaining customers and contributing to a market's success. Our products provide a means for hedging, speculation and asset allocation related to the risks associated with, among other things, interest rate sensitive instruments, equity ownership, changes in the value of foreign currency and changes in the prices of agricultural, energy and metal commodities.
•CME's product slate includes agricultural, equities, FX and interest rate products, including Eurodollar futures and options, Secured Overnight Financing Rate (SOFR) futures and options, livestock and cash-settled contracts based on the S&P 500, including the E-mini S&P 500 Environmental, Social and Governance (ESG) contract, Micro E-mini Equity Index contracts, Nasdaq-100, FTSE Russell and Bitcoin Reference Rate.
•CBOT's product slate consists of agricultural, equities and interest rate products, including contracts for United States (U.S.) Treasury futures, soybean, corn, wheat and contracts based on the Dow Jones Industrial Index.
•NYMEX's product slate consists of energy and metals products, including contracts for crude oil, natural gas, heating oil and gasoline.
•COMEX's product slate consists of metals products, including contracts for gold, silver, copper and other base metals.
We believe the breadth and diversity of our products and services lines are beneficial to our customers and CME Group's overall performance. Our asset classes contain products designed to address differing risk management needs, and customers are able to manage risks and achieve operational and capital efficiencies by accessing our diverse products through our platforms and our clearing house.
CME Group products are traded primarily through CME Globex, as well as by open outcry auction markets in Chicago and through privately negotiated transactions. Due to the COVID-19 pandemic, in March 2020 we closed our open outcry trading floor and reopened it in August 2020 for Eurodollar options. Currently, the remainder of the trading floor is closed.
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
Together, our platforms offer:
•certainty of execution;
•extensive capabilities to facilitate complex and demanding trading;
•direct market access;
•fairness, price transparency and anonymity;
•convenience and efficiency;
•connectivity through highly secure, resilient and low-latency network options;
•access to market data; and
•global distribution, including connectivity through high-speed international telecommunications hubs in key financial centers or order routing to our global partner exchanges.
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
U.S. trading rights and privileges are exchange-specific. Open outcry trading is conducted exclusively by our members. Membership on one of our derivatives exchanges also enables a customer to trade specific products at lower fees. Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. In 2020, 83% of our contract volume was from trades by our members.
CME Clearing Business: Through our clearing house, CME Clearing, which is operated by CME, we provide clearing and settlement services for a broad range of exchange-traded futures and options on futures contracts and over-the-counter derivatives. Our integrated clearing function is designed to ensure the safety and the soundness of our markets by serving as the counterparty to every trade, becoming the buyer to each seller and the seller to each buyer, and limiting counterparty credit risk. CME Clearing marks open positions to market at least twice a trading day, requiring payments from clearing firms whose positions have lost value and making payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market daily, with the capacity to mark-to-market more frequently as market conditions warrant. The CME ClearPort front-end system provides access to our flexible clearing services for block transactions, bi-lateral trades and swaps.
The majority of clearing and transaction fees received from clearing firms represents charges for trades executed and cleared on behalf of their customers. One firm represented at least 10% of our clearing and transaction fees revenue for 2020. In the event a clearing firm were to withdraw, our experience indicates that the customer portion of the firm's trading activity would likely transfer to one or more other clearing firms of the exchange.
Cash Markets Business: Our cash markets business is comprised of BrokerTec and EBS. Certain BrokerTec and EBS contracts are cleared at third-party clearing houses. BrokerTec and EBS offer anonymous and disclosed trading venues, offering clients multiple execution and distribution options and the benefit of an established and far-reaching distribution network of liquidity providers and consumers. Our BrokerTec markets were migrated from a third-party platform to our CME Globex electronic platform in the first quarter of 2021 and our EBS market is expected to migrate to the CME Globex platform in the fourth quarter of 2021.
•BrokerTec operates global electronic trading for fixed income products on the CME Globex platform, with a leading position in cash U.S. Treasuries, E.U. and U.S. repo fixed income instruments and European Government Bonds. It facilitates trading principally for banks and non-bank professional trading firms.
•EBS is a global electronic platform for the trading of FX products across major and emerging market currencies.EBS also offers execution of non-deliverable forwards through a Commodity Futures Trading Commission (CFTC) registered Swap Execution Facility (SEF).
Optimization Business: Our optimization services, which include Traiana, TriOptima and Reset, deliver transaction lifecycle management services to help our clients simplify their workflow, optimize their capital and resources, mitigate their risk, increase efficiency, reduce their operational costs and streamline complex processes.

•Trade and portfolio management comprises portfolio and margin reconciliation, monitoring pre-trade risk and automating post-trade processing of financial transactions.
•Financial resource optimization comprises portfolio compression, basis risk mitigation, portfolio balancing and derivative pricing and risk analytics.
•Regulatory reporting comprises trade and position reporting (including licensed MiFID agent reporting to national regulators and the public), end-to-end multi-regime regulatory reporting, data normalization, enrichment, reconciliation, validation and cross-jurisdictional matching. In 2020, we substantially completed the wind-down of our commercial regulatory reporting operations. We have transitioned to self-reporting for our EMEA BrokerTec and EBS businesses and will also continue to serve customer reporting needs in the U.S. (CFTC reporting) and Canada.
•Trade Processing comprises end-to-end automation, from trade execution notification to trade confirmation of post-trade processing, in real-time to reduce operational risks and costs.
In January 2021, we announced an agreement with IHS Markit to combine our post-trade services into a new joint venture. The new company will be structured as a 50/50 joint venture and will include trade processing and risk mitigation operations through incorporation of our optimization businesses – Traiana, TriOptima and Reset – and IHS Markit’s MarkitSERV. We expect the transaction to close in mid-2021, subject to customary antitrust and regulatory approvals and other customary closing conditions.
Market Data Business: We offer a variety of market data services through industry-leading market data platforms and third-party distribution partners, which are designed to meet the risk-management, trading, investment and business needs of our global client base. As such, we provide proprietary real-time and historical market data related to CME Group’s vibrant and deeply liquid exchanges and cash markets businesses. We further offer derived cash markets pricing, third-party and alternative data sets, as well as a wide range of analytic tools. As customers continue to leverage cloud technology to improve and evolve their businesses, CME Group has taken a leading role by becoming the first derivatives marketplace to provide live market data natively in the cloud with the launch of our Smart Stream on Google Cloud Platform capabilities. CME Group is also the distributor of leading benchmark equity and commodity indices on behalf of third parties as well as our own proprietary indices, which include CME Group Volatility Indices (CVOL).
Our Strategic Initiatives
The following is a description of our strategic initiatives:
Maximize Futures and Options Growth Globally - We continue to focus on driving growth and new customer acquisition by expanding, innovating and scaling our core offerings, and increasing participation from non-U.S. customers. We do this by expanding our global sales team, cross-selling our products, expanding the strength of our existing benchmark products, launching new products and services and deepening open interest in our core futures and options offerings. We have further focused on building upon cloud-based data distribution capabilities as a more flexible and potentially cost-effective means of providing data to our clients.
In 2020, CME Group futures and options had an average daily volume of 19.1 million contracts, with volume records in two of our asset classes - equities and metals for the fifth consecutive year. It was also a year of volume records for multiple products, including: Ultra 10 Year futures, SOFR futures, E-mini Nasdaq-100 futures, Russell 2000 futures, Micro E-Mini Equity Index futures and a record number of contracts executed via Basis Trade at Index Close. We set records in the volume traded for our Micro E-Mini Equity Index futures in total, as well as for each of the Micro E-Mini S&P 500, Nasdaq-100, Russell 2000 and Dow 30 contracts. We also set an overall volume record for the Natural Gas franchise, as well as an individual product record in Silver futures.
We continue to expand and deepen our customer base worldwide and offer customers around the world the most broad and diversified portfolio of benchmark products. Some of our products introduced over the past two years include:
•3-Year Treasury Note Futures (2020)
•Adjusted Interest Rate (AIR) Total Return Futures (2020)
•Trade at Cash Open (TACO) (2019)
•Cash-settled Bitcoin Options (2020)
•SOFR Options (2020) and SOFR OTC Swaps (2019)
•Shanghai Gold Futures (2019)
•Physical Liquefied Natural Gas (LNG) Futures (2019)
•Micro E-mini Equity Index Futures (2019) and Options (2020)
•E-mini S&P 500 ESG Index Futures (2019)
•Brazilian Soybean Futures (2020)
•Pork Cutout Futures and Options (2020)

•European Renewable Fuel Futures (2020)
•Nasdaq-100 Volatility Index (VOLQ) Futures (2020)
•Nasdaq Veles California Water Index Futures (2020)
•Adjusted Interest Rate Total Return Futures (2020)
In addition to the individual product launches noted above, we have completed many product extensions across our asset classes, including short-dated options products, monthly FX futures, additional grades in our crude oil complex and expansion of our metals complex with additional base metals products.
We continue to expand and deepen our customer base worldwide and offer customers around the world with the most broad and diversified portfolio of benchmark products. We believe we have a significant opportunity to expand the participation of our non-U.S. customer base in our markets. Our penetration of these markets lags our development in the U.S., and we believe that there is room for significant growth and development of these financial markets. In 2020, approximately 28% of our electronic futures and options volume was from transactions reported as outside the U.S. and approximately 55% of our market data revenue was derived from outside the U.S. We also achieved 20% growth in trading volume during Asian trading hours and 6% growth during European trading hours in 2020 compared to 2019.
In 2020, we launched four proprietary tools to enable customers to link and compare opportunities across OTC, cash and futures markets: FX Swap Rate Monitor, FX Options Vol Converter, TreasuryWatch Tool and FX Market Profile Tool.
Our CME Liquidity Tool enables market participants to analyze liquidity across CME Group products during U.S., London or Singapore trading hours. To further our commitment to our international customers, in 2020 we introduced a TreasuryWatch Tool and additional tools to help customers and prospective customers identify key marketplace developments and potential risk management and trading opportunities (e.g., SOFR-LIBOR spread). Also in 2020, we began daily publication of a suite of new implied volatility benchmark indexes based on our innovative and proprietary CME Group Volatility Index (CVOL) methodology, starting with 10-Year Treasuries and FX currency pairs. We have increased our customer base and continue to target cross-asset sales across client segments, driving international sales and generating new client participation across all regions. We have a long history of providing customer value and responsiveness and believe our products and services position us to help our customers adapt and comply with new regulations, while enabling them to efficiently manage their risks. We have a broad distribution network comprised of a combination of internal and external channels and proprietary front-end capabilities.
Diversify our Business and Revenue - Our acquisition of NEX strengthened our role in global financial markets infrastructure and information services, adding complementary cash and OTC businesses and scale to our listed interest rate and FX products, while enabling new efficiencies for the derivatives marketplace. We are positioned to take direct advantage of growth in treasury issuance, liquid treasury holdings and the trading of treasury instruments, as well as growing repo activity in the U.S. and Europe. The transaction expanded CME Group’s position in the large, highly competitive and highly fragmented global FX marketplace, offering both order book trading and relationship-based trading solutions for customers. The acquisition added strength in underlying customer marketplaces, especially around regional bank customers and other market participants outside of North America and expanded our post-trade and trade-processing services and market data solutions beyond futures and options into cash and OTC offerings.
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
Deliver Unparalleled Customer Efficiencies and Operational Excellence - With changing regulatory capital requirements for many of our customers, including additional margin requirements on uncleared trades, and the need for greater efficiencies, we have added tools to enable customers to manage trading and clearing positions in our markets in an efficient manner. With the ongoing implementation of regulatory reform in the U.S. and in Europe, along with global implementation of Basel III capital requirements on financial institutions, we expect capital efficiencies and centralized clearing to continue to be important for our global client base.
We provide a comprehensive multi-asset class clearing solution to market participants for maximum operational ease and the capital efficiency that comes with connecting to our clearing house. Our clearing services offer the ability to optimize collateral and capital efficiencies across portfolios within the clearing house while meeting the heightened regulatory requirements on derivatives. The majority of our clearing volumes and activities are related to our listed futures and options, which represents the majority of our open interest and collateral held against these positions. We also offer clearing services for OTC interest rate swaps, FX forwards and commodity swaps. The addition of our enhanced Standard Portfolio Analysis of Risk (SPAN) margin framework – CME SPAN 2, will provide enhanced risk management capabilities in a single, unified interface by maintaining

SPAN's current calculations and functions while incorporating several new modeling, reporting and margin replication enhancements. CME SPAN 2 will be launched in a phased multi-year approach, starting in 2021 with certain futures and options on energy products. Over the next few years, as SPAN 2 is expanded to other asset classes, margins for diversified portfolios will consist of products using the enhanced CME SPAN 2 framework in addition to the existing SPAN framework, ensuring appropriate levels of offsets will continue to be provided across products subject to the SPAN and SPAN 2 frameworks.
CME Group provides various tools and services to assist customers with capital and operational efficiencies, including:
•CME Clearing provides compression via coupon blending as well as CME CORE, an interactive margin calculator that enables clients to optimize their capital by providing insights on margin requirements prior to trading.
•triReduce provides multilateral portfolio compression, which reduces notional outstanding exposure and line items in order to reduce operational resources and risks, minimize regulatory capital costs, and manage counterparty exposures.
•triResolve provides the global trading community with tools for portfolio reconciliation and collateral management, including compliance with initial margin and uncleared margin rules (UMR).
•Traiana provides various operational efficiencies and risk mitigation solutions to clients through bilateral and tri-party pre- and post-trade processing and credit risk management.
•Reset provides risk mitigation services to clients looking to hedge short-term interest rate and options expiry exposure.
•Under our newly announced agreement with IHS Markit, the joint venture will incorporate our optimization businesses – Traiana, TriOptima and Reset – and IHS Markit’s MarkitSERV. We expect the transaction to close in mid-2021, subject to customary antitrust and regulatory approvals and other customary closing conditions.
Patents, Trademarks and Licenses
We own the rights to a large number of trademarks, service marks, domain names and trade names in the U.S., Europe and other parts of the world. We have registered many of our most important trademarks in the U.S. and other countries. We hold the rights to a number of patents and have a number of patent applications pending. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We also own copyrights to a variety of materials. Those copyrights, some of which are registered, include printed and on-line publications, websites, advertisements, educational materials, graphic presentations and other literature, both textual and electronic. We protect our intellectual property rights by relying on trademarks, patents, copyrights, database rights, trade secrets, restrictions on disclosure and other methods.
We offer equity index futures and options on key benchmarks, including S&P, Nasdaq, Dow Jones and the FTSE Russell indexes. These products are listed by us subject to license agreements with the applicable owners of the indexes, some of which are exclusive. In connection with our joint venture with S&P Global, Inc., we have a license agreement (S&P License Agreement), which superseded our prior licensing arrangements and was assigned to the joint venture. CME’s license for the S&P 500 Index will be exclusive for futures and options until one year prior to the termination of the S&P License Agreement, and non-exclusive for the last year. The license for the other S&P stock indexes is generally exclusive for futures and options. The term of the S&P License Agreement will continue until the date that is one year after the date that CME Group ceases to own at least five percent (accounting for dilution) of the outstanding joint venture interests. Upon the occurrence of certain events, including certain terminations of the joint venture, the term may be extended up to an additional ten years. CBOT has an exclusive license agreement (Dow Jones License Agreement) with CME Group Index Services LLC (CME Indexes) for certain Dow Jones indexes, which has also been assigned to the joint venture. The initial term of the agreement is through June 30, 2026. Following the initial term, the Dow Jones License Agreement shall automatically renew for renewal terms of five years thereafter so long as there is open interest in any of CBOT’s or its affiliates’ products based on one or more of the Dow Jones licensed indexes. In the event there is no open interest in any such products, then CME Indexes may terminate the agreement. We also have an exclusive license agreement for certain Nasdaq indexes through 2029. In 2015, we entered into an exclusive license agreement with FTSE Russell and launched the E-mini Russell 2000 futures in 2017. We pay the applicable third-party, per-trade fees based on contract volume under the terms of these licensing agreements. A copy of the S&P License Agreement has been filed as a material contract. We also have a multi-year non-exclusive licensing arrangement with ICE Benchmark Administration for the use of LIBOR to settle several of our interest rate products, including our Eurodollar contracts.
We cannot guarantee that we will be able to maintain the exclusivity of our licensing agreements with S&P, Dow Jones, Nasdaq and FTSE Russell or be able to maintain existing exclusive and non-exclusive licensing arrangements beyond the term of the current agreements or that any renewal will be on terms as favorable to us. In addition, we cannot guarantee that others will not succeed in creating stock index futures based on information similar to that which we have obtained by license, or that market participants will not increasingly use other instruments, including securities and options based on the S&P, Dow Jones, Nasdaq or FTSE Russell indexes, to manage or speculate on U.S. stock risks. Parties also may succeed in offering indexed products that are similar to our licensed products without being required to obtain a license, or in countries that are beyond our and/or our licensors' jurisdictional reach.
Competition
The industry in which we operate is highly competitive, has seen multiple new entrants over time, and we expect competition to continue to intensify and become more global, especially in light of changes in the financial services industry driven by regulatory reforms such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), European Market Infrastructure Regulation (EMIR),  EMIR 2.2, Markets in Financial Instruments Directive II (MiFID II), Capital Requirements Directive IV, Market Abuse Regulation, Benchmarks Regulation, Basel III, and various other laws and regulations.
Please also refer to the discussion below and in the “Risk Factors” section beginning on page 15 for a description of competitive risks and uncertainties.
Competition in our Derivatives Exchange Business
We believe competition in the derivatives business is based on a number of factors, including, among others:
•brand and reputation;
•efficient and secure settlement, clearing and support services;
•depth and liquidity of markets;
•diversity of product offerings and frequency and quality of new product development and innovative services;
•ability to position and expand upon existing products to address changing market needs;
•efficient and seamless customer experience;
•transparency, reliability, anonymity and security in transaction processing;
•regulatory environment;
•connectivity, accessibility, flexibility in execution methods, and distribution;
•technological capability and innovation; and
•overall transaction costs.
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
We compete in a large and expanding financial services trading, clearing and settlement marketplace globally. Our competitors include, among other entities, exchanges such as Intercontinental Exchange, Inc. (ICE), the Hong Kong Exchanges and Clearing Limited, and Deutsche Börse AG. Competition also includes alternative means of developing exposures through alternative instruments (depending on market factors) such as cash, OTC, ETFs, options, warrants, contracts for differences, structured products, and other offerings and incorporates large customer and channel internalization of trade flows and data. New emerging competitors have targeted different segments of our industry, with multiple execution models and products, and emerging technologies will continue to offer additional alternative products in the future. Competition in our industry continues to be dynamic and recent developments and alliances may result in a growing number of well-capitalized trading service providers that compete with all or a portion of our business.
Competition in our CME Clearing Business
In the past few years, there has been increased competition in the provision of clearing services and we expect competition to continue to increase in connection with compliance with Dodd-Frank, EMIR 2.2, Basel III, MiFID II and other various laws and regulations.
Our competitors in the clearing services space include, among others, companies such as ICE, LCH Group, the Options Clearing Corporation, Depository Trust & Clearing Corporation, Hong Kong Exchanges and Clearing, Japan Securities Clearing Corporation, LME Clearing and Deutsche Börse AG. In light of the implementation of new regulatory requirements and other reforms of the financial services industry, we believe that other exchanges and infrastructure providers also may undertake to provide clearing and other related post-trade services, such as Nodel and ERIS in the U.S., as CFTC regulated designated clearing organizations.
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
Competition in our Cash Markets Business
The cash markets businesses face substantial competition across a wide array of venues. In the FX space, the marketplace is highly fragmented, and there is competition from other electronic communication networks, single dealer platforms, bank-owned multi-participant platforms, streaming and request for quote services, trading venues tied to data platforms, voice brokers, other broker enabled platforms and other venues. There is a growing array of platforms and technologies, and they are often owned by many well-capitalized financial institutions and intermediaries that are also driving internalization of client FX trade flows. In the fixed income space, there are also multiple providers of treasury, European and U.S. repo, and European bond trading, as well as other products such as corporate bonds, municipal bonds, mortgage-backed bonds and agencies, and a multitude of competitors and new entrants offering single-dealer liquidity, bank-owned multi-participant platforms, streaming and request for quote services, and other broker and exchange-enabled platforms.
Competition in our Optimization Services Business
The optimization services business faces substantial competition across each of the segments in which CME Group operates. There are multiple providers of compression services, reconciliation services, trade processing, analytics, and regulatory reporting services. In addition, there is considerable innovation occurring in this business, with new entrants and new technologies being developed to serve customers and differentiate offerings. Competition also comes from other clearing houses and exchange groups, who are today internalizing or have plans to internalize various services, as well as existing back office service providers, who may embed these services in their offerings.
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
Regulatory Matters
Our businesses are regulated and serve a customer-base that includes regulated institutions or individuals. Developments in the regulatory environment have the potential to significantly affect our businesses. As such, we are subject to extensive regulation primarily in the U.S. and Europe.
On January 31, 2020, the United Kingdom (U.K.) formally withdrew from the European Union (E.U.) after a majority of voters in the U.K. approved an exit from the E.U., commonly referred to as Brexit. As a result of Brexit, we have established certain businesses in Amsterdam, an E.U. jurisdiction, which will allow us to continue to provide services to E.U. clients. We have also entered into agreements to work with E.U.-based clearing venues to clear E.U. based repo traded products. Additionally, amendments to EMIR 2.2 became effective during 2020, which resulted in changes to the E.U. equivalence and recognition regime for non-E.U. clearing houses, including CME Clearing. The European Commission adopted several implementing and delegated acts relating to central counterparties established in third countries under the EMIR 2.2 revisions to the European Market Infrastructure Regulation.
Please also refer to the discussion below and in the “Risk Factors” section beginning on page 15 for a description of regulatory and legislative risks and uncertainties.
Regulation of our Derivatives Business, CME Clearing and our SEF
Our operation of U.S. futures exchanges, CME Clearing and our SEF is subject to extensive regulation by the CFTC that requires our regulated subsidiaries to satisfy the requirements of certain core principles relating to the operation and oversight of our markets and our clearing house. The CFTC carries out the regulation of the futures and swaps markets and clearing houses in accordance with the provisions of the Commodity Exchange Act as amended by, among others, the Commodity Futures Modernization Act and Dodd-Frank.
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
In connection with the global offering of our products and clearing services, this business is also subject to the rules and regulations of the local jurisdictions in which we conduct business, including the European Securities and Markets Authority (ESMA), the U.K. Financial Conduct Authority (FCA) and Bank of England and the Netherlands Authority for the Financial Markets (AFM).
Regulation of our Cash Markets Business
The operation of our BrokerTec platform subjects us to regulation by the Financial Industry Regulatory Authority (FINRA) and the U.S. Securities and Exchange Commission (SEC) as a broker-dealer and alternative trading system operator. It also subjects us to regulation by authorities in the E.U. as a multilateral trading facility and regulated market and by the applicable regulators in Singapore and Canada. Our EBS business holds various permissions, approvals and exemptions globally, including those that subject certain of its activities to CFTC, FCA, AFM and Hong Kong Monetary Authority (HKMA) oversight.
The settlement of matched principal and exchange-traded businesses requires access to clearing houses either directly or through third-party providers of clearing and settlement services. BrokerTec Americas is a member of the Fixed Income Clearing Corp. (FICC) through which it clears U.S. Treasury and repo products.
Regulation of our Optimization Services Business
Certain areas of our optimization services, which enable clients to mitigate their risk, reduce operational costs, optimize their capital, and fulfill trade reporting obligations, are subject to regulatory oversight in those jurisdictions in which we conduct business, including the Swedish Financial Supervisory Authority, the FCA, CFTC, the National Futures Association, ESMA, the Australian Securities and Investments Commission and HKMA.
Regulation of our Market Data Business
A portion of our market data business, offered by CME Group Benchmark Administration, is subject to regulation by the E.U. Benchmarks Regulation, which regulates our RepoFunds Rate suite of daily Euro repo indices.
Key Areas of Focus
We actively monitor and participate in the domestic and international rulemaking processes for our industry, including providing government testimony, commenting on proposed rulemaking and educating our regulators on potential impacts to the marketplace. We are also focused on the new U.S. Presidential administration and any anticipated changes that may result.
Our key areas of focus in the regulatory environment are:
•The potential impact of the adoption of EMIR 2.2 allowing for the direct regulation by the E.U. of non-E.U. clearing houses, like ours, and resulting changes to the E.U. equivalence and recognition regime on non-E.U. clearing houses and exchanges with customers based in Europe. EMIR 2.2 became effective on January 1, 2020, and as of December 31, 2020, we do not anticipate a significant impact to our business.
•Rules respecting capital charges under Basel III with respect to clearing members of central counterparties may have negative implications for the cleared derivatives markets. Additional risks could arise through inconsistent adoption of the Basel III capital charges globally, potentially leading to disparate impacts on our customers.
•The potential for further regulation stemming from industry performance disruptions and residual concerns around electronic trading activity and, in particular, "high frequency trading."
•The potential elimination of the 60/40 tax treatment of certain of our futures and options contracts, which would result in 60% of the gains being taxed at the short-term capital gain rate instead of the long-term capital gain rate. This would impose a significant increase in tax rates applicable to certain market participants and could result in a decrease in their trading activity.
•The implementation of a transaction tax or user fee in the U.S., U.K. or E.U., or in the States of Illinois or New Jersey, which could discourage institutions and individuals from using our markets or products or encourage them to trade in another less costly jurisdiction. Legislation to impose a financial transaction tax has been proposed in the U.S. Congress, Illinois General Assembly and State of New Jersey Legislature in the last legislative sessions and could be proposed again in the current legislative sessions. Additionally, from time to time, the proposed U.S. Presidential budget request has included a proposal to impose a user fee to fund all or a portion of the budget of the CFTC.

•Certain provisions in relation to the E.U. Regulations on Benchmarks came into effect on January 1, 2018, and prices and data provided by CME Group for use by E.U. supervised entities and use of those benchmarks may be impacted. On November 30, 2020, the European Commission, European Parliament and the Council agreed to postpone application of the rules on third country benchmarks until December 31, 2023. As a result, all prices and data provided by CME Group are available for use by E.U. supervised entities throughout the transition period until January 1, 2023, subject to entering into appropriate licensing arrangements where relevant. The implementation of legislation in the E.U. impacting how benchmark index prices are formed, including new requirements for price submitters, price aggregators and markets that list contracts that reference index prices.
•Concerns that European legislators will prohibit or restrict exclusive licenses for benchmark indexes, which might impact the profitability of several of our most popular contracts.
•The FCA has indicated that it will no longer require banks to participate in the LIBOR panel after December 31, 2021. The possibility exists that the FCA may find LIBOR to not be representative of the underlying short-term interest rate pricing or unfit for such purpose, and thus may unfavorably impact our ability to list our existing suite of Eurodollar futures and options products.
•The implementation of rules resulting in negative treatment of the liquidity profile of U.S. Treasury securities, including as qualifying liquidity resources, or any potential limitation on the use of U.S. Treasury securities as collateral could result in increased costs to us and our clearing firms.
•The implementation of the final phases of uncleared margin rules (UMR Phase 5 & 6) across jurisdictions and implications for customers' management of exposures.
Please also see "Item 1A - "Risk Factors" beginning on page 15 for additional information on our areas of regulatory risks.
Human Capital Management
At CME Group, we rely on our highly skilled and experienced global workforce to meet our business objectives. As of December 31, 2020, our global employee population consisted of approximately 4,370 staff, with 58% (approximately 2,550) of these employees working in the U.S. and the remaining 42% (approximately 1,820) working in our various non U.S. locations (Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, Philippines, Singapore, South Korea, Sweden, Switzerland and the U.K.).
We recognize that fostering a diverse and inclusive global culture is critical to our business success. We provide our workforce with a compelling employee experience that allows us to attract, retain and develop industry-leading talent. We are continually seeking new ways to challenge, develop and support our employees. Select highlights of our employee experience include the following:
•We offer a wide range of benefits designed to support our employees’ health and well-being, retirement needs, and work/life balance.
•We provide a variety of avenues for employees to grow their expertise, including tuition assistance for continuing education, onsite professional development training courses, access to external seminars and technical skills training, as well as an integrated series of leadership development programs to prepare employees for each stage of their careers.
•Our competitive compensation programs align employee rewards with shareholder interests and emphasize our pay-for-performance philosophy.
•Our Employee Network Groups (ENGs) are essential to fostering an inclusive culture grounded in mutual respect. All employees are eligible to join our ENGs and employees are encouraged to form new ENGs that align with our shared mission and values, creating communities around professional and personal interests.
We conduct regular employee engagement surveys and we monitor our performance against specific voluntary turnover, open role placement and internal promotion metrics to understand where further workforce investments may be necessary. During fiscal year 2020, our performance against these metrics was:
•5.2% voluntary turnover
•34% of open roles filled with internal candidates
•8.9% of employees promoted

Diversity and Inclusion
At CME Group, we embrace an exchange of ideas driven by the rich diversity of our people, cultures and experiences. We know that when our employees bring their authentic selves to work each day, it makes our business and our culture that much stronger. Leveraging the collective mix of perspectives and insights that our individual backgrounds bring, we can continually provide our global clients with innovative products and solutions, strengthen our competitive advantage and best serve the communities in which we live and work.
We have anchored our commitment to diversity and inclusion by incorporating it into our corporate goals and our Chief Human Resources Officer provides our senior management and Board with regular updates. Our Diversity and Inclusion (D&I) Council is responsible for driving our corporate D&I strategy. Members of our management team and employees from across our global workforce serve on the council, representing a wide variety of backgrounds and perspectives.
For more information, please refer to our current Corporate Citizenship & Sustainability Report, which is available on our website at www.cmegroup.com under the "Corporate Citizenship" link.
Information about our Executive Officers
The following are CME Group's executive officers. Ages are as of February 10, 2021.
Terrence A. Duffy, 62. Mr. Duffy has served as our Chairman and Chief Executive Officer since 2016. Mr. Duffy previously served as our Executive Chairman and President since 2012 and as Executive Chairman from 2006. Mr. Duffy has been a member of our board of directors since 1995. He also served as President of TDA Trading, Inc. from 1981 to 2002 and has been a member of our CME exchange since 1981.
Kathleen M. Cronin, 57. Ms. Cronin has served as our Senior Managing Director, General Counsel and Corporate Secretary since 2003. Prior to joining us, Ms. Cronin was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom LLP from 1989 through 1995 and from 1997 through 2002. Ms. Cronin also serves as a director of Kemper Corporation.
Sunil Cutinho, 49. Mr. Cutinho has served as President of CME Clearing since 2014. He joined CME Group in 2002 and since then has held various positions of increasing responsibility within the organization and, most recently served as Managing Director, Deputy Head of CME Clearing from April 2014 through September 2014.
Julie Holzrichter, 52. Ms. Holzrichter has served as our Senior Managing Director, Chief Operating Officer since 2014. She previously served as our Senior Managing Director, Global Operations from 2007. Ms. Holzrichter rejoined us in 2006 as our Managing Director, CME Globex Services and Technology Integration. Ms. Holzrichter previously held positions of increasing responsibility in our organization from 1986 to 2003 in trading operations.
Kevin Kometer, 56. Mr. Kometer has served as Senior Managing Director and Chief Information Officer since 2008. He previously served as Managing Director and Deputy Chief Information Officer from 2007 to 2008. Since joining the company most recently in 1998, he has held senior leadership positions in the Technology Division, including Managing Director, Trading Execution Systems and Director, Advanced Technology. Mr. Kometer was also with the company from 1994 to 1996.
Hilda Harris Piell, 53. Ms. Piell has served as Senior Managing Director and Chief Human Resources Officer since 2007. Previously she served as Managing Director and Senior Associate General Counsel, as Director and Associate General Counsel and as Associate Director and Assistant General Counsel since joining us in 2000.
John W. Pietrowicz, 56. Mr. Pietrowicz has served as our Chief Financial Officer since 2014. Previously, Mr. Pietrowicz served as our Senior Managing Director, Business Development and Corporate Finance since 2010. Mr. Pietrowicz joined us in 2003 and since then has held various positions of increasing responsibility, including Managing Director and Deputy Chief Financial Officer from 2009 to 2010 and Managing Director, Corporate Finance and Treasury from 2006 to 2009. Mr. Pietrowicz also serves as a director of S&P/Dow Jones Indices LLC.
Derek Sammann, 52. Mr. Sammann has served as our Senior Managing Director, Commodities and Options Products since 2014. He previously served as our Senior Managing Director, Financial Products and Services since 2009 and Global Head of Foreign Exchange Products since joining us in 2006. Prior to joining us, Mr. Sammann served as Managing Director, Global Head of FX Options and Structured Products at Calyon Corporate and Investment Bank in London from 1997 to 2006.
Jack Tobin, 57. Mr. Tobin has served as our Chief Accounting Officer since 2015. Mr. Tobin most recently served as our Managing Director, Corporate Finance since 2007. Prior to our merger with CBOT Holdings, Mr. Tobin served as the Director, Corporate Finance for CBOT Holdings and CBOT from 2002 to 2007. Prior to joining CBOT, Mr. Tobin served as a principal consultant with PricewaterhouseCoopers from 1997 to 2002. Mr. Tobin is a registered certified public accountant.
Sean Tully, 57. Mr. Tully has served as Senior Managing Director, Financial and OTC Products of CME Group since 2014. He previously served as Senior Managing Director, Interest Rates and OTC Products during 2014. Previously, he served as Managing Director, Interest Rate and OTC Products since 2013 and as our Managing Director, Interest Rate Products since joining us in 2011. Before joining the company, Mr. Tully most recently served as Managing Director, Global Head of Fixed Income Trading at WestLB in London.
Kendal Vroman, 49. Mr. Vroman has served as our Senior Managing Director, International and Optimization Services since February 2020. He previously served as our Senior Managing Director, Cash Markets and Optimization Services. Since joining the company in 2001, he has held a variety of senior leadership roles including Managing Director, Planning and Execution, Global Head, Commodity Products and OTC Solutions and Managing Director and Chief Corporate Development Officer. Prior to joining us, Mr. Vroman most recently served as Vice President, Corporate Operations/Chief of Staff to the Chief Executive Officer for marchFirst Inc.
Julie Winkler, 46. Ms. Winkler has served as our Senior Managing Director, Chief Commercial Officer since 2016. She previously served as Senior Managing Director, Research and Product Development and Index Services of CME Group since 2014 and as Managing Director, Research and Product Development since 2007. Prior to our merger with CBOT Holdings, Ms. Winkler held positions of increasing responsibility for CBOT Holdings since 1996. Ms. Winkler also serves as a director of S&P/Dow Jones Indices LLC.
AVAILABLE INFORMATION
Our website is www.cmegroup.com. Information made available on our website does not constitute part of this document. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance materials, including our Corporate Governance Principles, Director Conflict of Interest Policy, Board of Directors Code of Ethics, Categorical Independence Standards, Employee Code of Conduct and the charters for all the committees of our board, also may be found on our website. Copies of these materials also are available to shareholders free of charge upon written request to Shareholder Relations, Attention Ms. Beth Hausoul, CME Group Inc., 20 South Wacker Drive, Chicago, Illinois 60606.
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
Our revenue is substantially derived from fees for transactions executed and cleared in our markets. The trading volumes in our markets are directly affected by domestic and international factors that are beyond our control, including:
•economic, political and geopolitical market conditions;
•legislative and regulatory changes, including any direct or indirect restrictions on or increased costs associated with trading in our markets or our clearing services;
•broad trends in the industry and financial markets;
•changes in price levels, trading volumes and volatility in the derivatives, cash and OTC markets and in their underlying markets;
•shifts in demand or supply in commodities underlying our products;
•competition;
•changes in government monetary policies, including central bank decisions related to quantitative easing and the U.S. Federal Reserve and other international banks' forecasted commitment to zero or near-zero interest rates;
•availability of capital to our market participants and their appetite for risk-taking;
•levels of assets under our customers' management;
•volatile weather patterns, droughts, natural disasters and other catastrophes;
•pandemics affecting our customer base or our ability to operate our markets; and
•consolidation or expansion in our customer base and within our industry.

Any one or more of these factors may contribute to reduced activity in our markets. Historically, periods of heightened uncertainty have tended to increase our trading volume due to increased hedging activity and the increased need to manage the risks associated with, or speculate on, volatility. However, as evidenced by our past performance, in the period after a material market disturbance, there may persist extreme uncertainties, which may lead to decreased volume due to factors such as reduced risk exposure, lower interest rates, central bank asset purchase programs and lack of available capital. The shifts in market trading patterns we experienced as a result of the financial crisis of 2008 may or may not recur in the future, and our business will be affected by future economic uncertainties, which may result in decreased trading volume and a more challenging business environment for us. We believe that our interest rate product line will continue to be negatively impacted by the current state of the economy and a zero-interest rate policy. A reduction in overall trading volume or in certain products could render our markets less attractive to market participants as a source of liquidity, which could result in further loss of trading volume and associated transaction-based revenue. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.
Please see "Item 1A - Risk Factors - Risks Relating To Our Business" beginning on page 19 for additional information.
We operate in a heavily regulated environment that imposes significant costs and competitive burdens on our business and our failure to maintain compliance with regulations, our status as a regulated entity, or BrokerTec Americas' status as a member in good standing at FICC, could result in the loss of customers.
We are primarily subject to the jurisdiction of the regulatory agencies in the U.S., U.K. and Europe. As a result of our global operations, we are also subject to the rules and regulations of other local jurisdictions in which we conduct business and offer our products and services, as appropriate.
Due to the global financial crisis that began in 2008, the U.S. and numerous other jurisdictions have undertaken reviews of the legal framework governing financial markets and have either enacted new laws, rules and regulations, or are in the process of enacting new laws, rules and regulations that could impact our business. We have incurred and expect to continue to incur significant costs to comply with the extensive regulations that apply to our business.
Additional new laws or regulations or changes in enforcement practices applicable to our businesses or those of our clients could be imposed in the U.S. or other jurisdictions, which could change, or require us to change, our business practices or the structure of our business, including its current governance structure, or impose significant costs on us by, for example, requiring more of our funds to be set aside for the guaranty fund. This could adversely affect our ability to compete effectively with other institutions that are not affected in the same way or impact our clients' overall trading volume and demand for our market data and other services. Additionally, regulations imposed on financial institutions or market participants generally may adversely impact their trading activity in our markets. To the extent the legislative and regulatory environment is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.
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
If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel or other sanctions, including revocation of our designations as a contract market, derivatives clearing organization, swap execution facility, swap data repository or broker-dealer or other regulatory penalties.
Our broker-dealer and multilateral trading facility businesses, BrokerTec and EBS, are also extensively regulated in various jurisdictions. These regulatory obligations generally include proper licensing and qualification of the firms and individuals, substantive conduct standards, communication and disclosure rules, monitoring and surveillance, training, capital requirements, supervisory obligations, maintenance of anti-money laundering programs, suspicious activity reporting, risk management standards, trade reporting, and ongoing examinations and reviews. The risks from failing to comply with these regulatory obligations include potential liability, disciplinary action against the firm and individuals, monetary penalties, and restrictions on future activities.
BrokerTec Americas' matched principal platform facilitates anonymous trading in significant volumes from wholesale market participants, many of which are FICC members and understand that BrokerTec Americas is also a FICC member, such that their trades are expected to be novated promptly to FICC, which will be their ultimate counterparty. A failure of BrokerTec Americas to maintain its membership could adversely impact the willingness of such participants to continue trading on our platform. As part of maintaining its FICC membership, BrokerTec Americas is required to timely and fully meet all margin calls and other obligations established by FICC, and as such must maintain ready access to sufficient liquidity to satisfy those obligations. BrokerTec Americas maintains access to liquidity resources it believes will satisfy these obligations in normal and stressed circumstances, but there can be no guarantee it will never experience a shortfall.

Please see "Item 1 - Business - Regulatory Matters" beginning on page 11 for additional information on our areas of regulatory focus.
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
Our clearing house seeks to offer customers, intermediaries and clearing firms universal access in order to maximize the efficient use of capital, exercise appropriate oversight of value at risk and maintain operating leverage from clearing activities on our exchanges. Our strategic business plan for our futures and options business is to operate an efficient and transparent vertically integrated transaction execution, clearing and settlement business. Some of our clearing firms have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as part of for-profit enterprises. Some of these firms, along with certain industry associations, have sought, and may seek in the future, legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions of futures or options from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. If these legislative or regulatory changes are adopted, our revenues and profits could be adversely affected.
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
Our competitors may:
•respond more quickly to competitive pressures, including responses based upon their corporate governance structures, which may be more flexible and efficient than our corporate governance structure;
•develop products that are preferred by our customers compared to those offered by CME Group;
•develop risk transfer products that compete with our products;
•price their products and services more competitively;
•develop and expand their network infrastructure and service offerings more efficiently;
•utilize better, more user-friendly or more reliable technology;
•take greater advantage of acquisitions, alliances and other opportunities that provide a competitive advantage;
•more effectively market, promote and sell their products and services;
•better leverage existing relationships with customers and alliance partners or exploit better recognized brand names to market and sell their services; or
•exploit regulatory disparities between traditional, regulated exchanges and alternative markets that benefit from a reduced regulatory burden and lower-cost business model.
If our products, markets and services are not competitive, our business, financial condition and operating results could be adversely affected. A decline in our fees or loss of customers could lower our revenues, which would adversely affect our profitability.
Please see "Item 1 - Business - Competition" beginning on page 10 for additional information on the competitive environment and its potential impact on our business.
Our trading volume, and consequently our revenues and profits, would be adversely affected if we are unable to retain our current customers at substantially similar trading levels or attract new customers.
The success of our business depends, in part, on our ability to maintain and increase trading volume in our markets. To do so, we must maintain and expand our product offerings, our customer base and our trade execution facilities, our pre-and post-trade services and clearing facilities. Our success also depends on our ability to offer competitive prices and services in an increasingly price-sensitive business. For example, some of our competitors have engaged in aggressive pricing strategies in the past, such as lowering the fees they charge for taking liquidity and increasing liquidity payments or rebates. We cannot provide assurances that we will be able to continue to expand our products and services, that we will be able to retain our current customers or attract new customers or that we will not be required to modify our pricing structure to compete effectively. Changes in our pricing structure may result in a decrease in our profit margin.
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
If we fail to maintain trading volume, as a result of a loss of customers or decrease in trading activity; expand our product offerings or execution facilities; or are unable to attract new customers, our business and revenues will be adversely affected. Declines in trading volume may also negatively impact market liquidity, which could lead to further loss of trading volume. Because our cost structure is largely fixed, if demand for our products and services and our resulting revenues decline, we may not be able to adjust our cost structure on a timely basis and our profitability could be adversely affected.
Our role in the global marketplace places us at greater risk than other public companies for a cyber attack and other cyber security risks. Our technology, our people and those of our third-party service providers may be vulnerable to cyber security threats, which could result in wrongful use of our data or our customers’ data or cause interruptions in our operations that cause us to lose customers and trading volume and result in substantial liabilities. We also could be required to incur significant expense to protect our systems and/or investigate any alleged attack.
We regard the secure storage and transmission of data and the ability to continuously transact and clear on our electronic trading platforms as critical elements of our operations. Our technology, our people and those of our third-party service providers and our customers may be vulnerable to targeted attacks, such as "phishing" attacks, unauthorized access, fraud, computer viruses, denial of service attacks, terrorism, "ransom" attacks, firewall or encryption failures or other security risks. Criminal groups, political activist groups and nation-state actors have targeted the financial services industry in general, and our role in the global marketplace places us at greater risk than other public companies for a cyber attack and other information security threats. While we have not experienced cyber incidents that are individually, or in the aggregate, material, we have experienced cyber attacks of varying degrees in the past. Our usage of mobile and cloud technologies may increase our risk for a cyber attack. Our security defenses may also be impacted or breached due to employee error, malfeasance, system errors or vulnerabilities. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our technology systems and data, or our customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the services we provide that could potentially have an adverse effect on our business, while resulting in regulatory penalties or the imposition of additional obligations by regulators or others. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous and complex, any failure to comply may carry significant penalties and reputational damage.
We have designed our cyber defense program to mitigate such attacks and security risks through administrative, physical and technical safeguards. As part of our global information security and privacy programs, we employ resources to prevent, detect and respond to cyber-attacks and security risks that could impact our people, processes, and technology infrastructure, including the rapid response to zero-day vulnerabilities. However, our security measures or those of our third-party providers, including any cloud-based technologies, may prove insufficient depending upon the attack or threat posed. Any security attack or breach could result in system failures and delays, malfunctions in our operations, loss of customers or lower trading volume, loss of competitive position, damage to our reputation, disruption of our business, legal liability or regulatory fines and significant costs, which in turn, may cause our revenues and earnings to decline. Though we have insurance against some cyber and privacy risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits or are not covered under any of our current insurance policies.
As a financial services provider, we are subject to significant litigation risk and regulatory liability and penalties.
Many aspects of our business present substantial litigation risks. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction, that we provided materially false or misleading statements in connection with a transaction or that we failed to effectively fulfill our regulatory oversight responsibilities. We may be subject to disputes regarding the quality of trade execution, the settlement of trades or other matters relating to our services. We may become subject to these claims as a result of failures or malfunctions of our systems and services we provide. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us could have a material adverse effect on our business and our reputation. To the extent we are found to have failed to fulfill our regulatory obligations, we could lose our authorizations or licenses or become subject to conditions that could make future operations more costly and impair our profitability. Such events could also result in customer dissatisfaction and a decline in their willingness to trade on our markets.
We may be at greater risk from terrorism, which poses physical security risks and cyber-security risks, than other companies.
Given our role in the global financial services industry, we may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations. It is impossible to accurately predict the likelihood or impact of any terrorist attack on our industry generally or on our business. While we have implemented significant physical security protection measures, business continuity plans and established backup sites, in the event of an attack or a threat of an attack, these security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Such an attack may result in harm to our personnel, the closure of our facilities or render our backup data and recovery systems inoperable. Damage to our facilities due to terrorist attacks may be significantly in excess of any amount of insurance coverage available, or we may not be able to insure against such damage at a reasonable price or at all. The threat of terrorist attacks also may negatively affect our ability to attract and retain employees. Any of these events could have a material adverse effect on our business, financial condition and operating results.
RISKS RELATING TO OUR BUSINESS
The COVID-19 pandemic has negatively affected the global economy, including the U.S. economy and the global financial markets, and has disrupted our business and that of our clients’ businesses. The ultimate impact from COVID-19, including duration, is unknown and could have an adverse effect on our business, financial condition and results of operations.
The ongoing COVID-19 health emergency has caused significant disruption in the international and U.S. economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability in the U.S. Similar impacts also have been experienced throughout the world, including in every country in which we do business. Given the unique and unpredictable nature of this event, future impacts to our business are unknown and could be material. Those impacts may include, among others, the following:
•Continued disruption to our business and operations;
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
•Delays in our expansion, investment and strategic initiatives and system integrations;
•Impacts to our ability to expand our client base, grow our business and generate new revenue due to the inability to hold in-person meetings, events and conferences and other impacts from social distancing;
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

In the past year, we have experienced an overall decrease in trading volume, which we believe is in part a result of effects of the COVID-19 pandemic. Additionally, the spread of COVID-19 has caused us to modify our business practices, including restricting employee travel and continuing work-from-home protocols, and we may take further actions as may be required by government authorities or as we determine to be in the best interests of our employees and clients. We also closed our open outcry trading floor and trading is now conducted almost entirely through our electronic trading system. In August 2020, the Eurodollar options pit was reopened after being reconfigured to meet social distancing standards with additional safety standards in place. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.
The extent to which the COVID-19 pandemic further impacts our business, results of operations or financial condition will depend on future developments, which are highly uncertain and difficult to predict, but may include, among others, the duration and spread of the pandemic, its severity, the actions taken by governments and other third parties to contain the virus or treat its impact, such as vaccination, and the effect of such actions on our business practices (including ending work-from-home protocols), the impact of existing and any future federal stimulus measures, and the pace at which, and the extent to which, normal economic and operating conditions resume, or even if they resume, whether such economic and operating conditions can be sustained.
In addition, many of the other risk factors described herein could be heightened by the effects of the COVID-19 pandemic and related economic conditions, which could result in a material impact on our results of operations, financial condition and liquidity.
Damage to our reputation could harm our business.
Maintaining our reputation and brand is critical to attracting and retaining customers and investors and to maintaining our relationships with our regulators. Negative publicity regarding our company or actual, alleged or perceived issues regarding our products or services, including social and environmental concerns relating to certain commodity products and increased impact from climate change or criticism or market reaction to the performance of our market in periods of extreme volatility, could give rise to reputational risk which could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including risks from customer disputes, system failures or intrusions, failures to meet our regulatory obligations, failures of a clearing firm or other counterparty, issues relating to our third-party suppliers, alleged or actual fraud or misconduct or manipulative activity, or ineffective risk management.
The success of our markets depends on our ability to complete development of, successfully implement and maintain the electronic trading and clearing systems that have the functionality, performance, availability, capacity, security and speed required by our customers.
The success of our business depends in large part on our ability to create interactive electronic marketplaces, for a wide range of products, that have the required functionality, performance, availability, capacity, security and speed to attract and retain customers. In 2020, 94% of our overall contract volume was generated through electronic trading on our CME Globex electronic platform and we generated $352.5 million in revenue attributable to the BrokerTec and EBS trading platforms.
We must continue to enhance our electronic trading platforms and other technology offerings to remain competitive. As a result, we will continue to be subject to risks, expenses and uncertainties encountered in the rapidly evolving market for electronic transaction services. These risks include our failure or inability to:
•provide reliable and cost-effective services to our customers;
•develop, in a timely manner, the required functionality to support electronic trading in a manner that is competitive with the functionality supported by other electronic markets;
•maintain the competitiveness of our fee structure;
•attract independent software vendors to write front-end software that will effectively access our electronic trading systems and automated order routing system;
•respond to technological developments or service offerings by competitors; and
•generate sufficient revenue to justify the substantial capital investment we have made and will continue to make to enhance our electronic trading platforms and other technology offerings.
If we do not successfully enhance our electronic trading systems and technology offerings, if we are unable to develop them to include other products and markets, or if they do not have the required functionality, performance, availability, capacity, security and speed desired by our customers, our ability to successfully compete and our revenues and profits will be adversely affected. Although we are focused on the technology and customer experience as part of the migration of the BrokerTec platform to CME Globex in the first quarter of 2021 and the expected migration of the EBS platform to CME Globex in the fourth quarter of 2021, we cannot guarantee that we will not experience any client attrition and to the extent any such client attrition is significant, it could have an impact on our revenues.
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
Our business is highly dependent on our ability to process, execute and monitor, in an efficient and uninterrupted manner, a large number of transactions which occur at high volumes and frequencies across multiple systems and our ability to access key business data, financial information, order processing and invoicing. We are heavily reliant on the capacity, reliability and security of our information technology and communications and other business systems and software supporting our operations. Our systems, or those of our third-party providers, including cloud providers, may fail or be shut down or, due to capacity constraints, may operate slowly, causing one or more of the following to occur:
•unanticipated disruptions in service to our customers;
•slower response times and delays in our customers' trade execution and processing;
•failed settlement of trades;
•incomplete or inaccurate accounting, recording or processing of trades;
•financial losses;
•security breaches;
•litigation or other customer claims;
•loss of customers; or
•regulatory sanctions.
We cannot assure that we will not experience systems failures from power or telecommunications failures, acts of God, war or terrorism, human error on our part or on the part of our vendors, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, cyber attacks, acts of vandalism or similar occurrences. If any of our systems or the systems of our third-party providers do not operate properly, are compromised or are disabled, including as a result of system failure, employee or customer error or misuse of our systems, we could suffer financial loss, liability to customers, regulatory intervention or reputational damage that could affect demand by current and potential users of our market.
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
We depend on a number of suppliers, such as banking, clearing and settlement organizations, telephone companies, internet service providers, data processors, cloud hosting providers, data center providers, and software and hardware vendors, for elements of our trading, clearing and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance.
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
A substantial part of our working capital may be at risk if a clearing firm defaults on its obligations to our clearing house and its margin and guaranty fund deposits are insufficient to meet its obligations. Additionally, BrokerTec Americas is exposed to the potential risk of loss in the event a counterparty fails to meet its obligations. Although we have policies and procedures to help ensure that our clearing firms and other counterparties can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. We also have in place various measures intended to enable us to cure any default and maintain liquidity. However, we cannot guarantee that these measures will be sufficient to protect market participants from a default or that we will not be adversely affected in the event of a significant default. In addition, we have established a fund (currently $98.0 million) to provide payments, up to certain maximum levels, to qualified family farmers, ranchers and other agricultural industry participants who use our products and who suffer losses to their segregated account balances if their clearing firm becomes insolvent.
Our Three-Month Eurodollar futures contracts are based on the three-month U.S. Dollar London Interbank Offered Rate (LIBOR) underlying rate. To the extent trading in Eurodollar contracts decreases or is discontinued and our alternative contracts are not successful, our revenues would be negatively impacted. Certain of our other businesses could also be negatively affected by changes to LIBOR.
Our Eurodollar futures contract is based on the three-month U.S. Dollar ICE LIBOR underlying rate. In 2020, average trading volume in our Eurodollar contracts was 3.1 million contracts and open interest was 32.4 million contracts. LIBOR is the subject of national and international proposals for reform which advocate for the transition of survey based interbank offered rates to alternative transaction-based reference rates. A transition from the widespread use of LIBOR to alternative benchmark rates is likely to occur over the next several years. The U.K. FCA, which regulates LIBOR, has announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing U.S. Dollar LIBOR with other benchmark alternatives, such as SOFR. It is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In October 2020, central banking counterparties revised the discounting and price alignment interest (PAI) of U.S.-dollar cleared interest rate swaps to use SOFR. This event affected interest rate swaps, including auctions of newly created SOFR basis swaps, and increased liquidity for SOFR and the resulting orderly auctions.
On November 30, 2020, ICE Benchmark Administration (IBA) announced a consultation on its intention to cease the publication of certain LIBOR rates, including its intention to cease the publication of the three-month U.S. Dollar LIBOR on June 30, 2023. The U.K. FCA also announced its proposed approach to ensure an orderly wind-down of LIBOR and has supported publication of three-month U.S. Dollar LIBOR tenor in a representative manner through June 30, 2023. The U.S. Federal Reserve, Office of Comptroller of the Currency and the Federal Deposit Insurance Company also issued a statement encouraging banks to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.
Any transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. We have closely engaged with the industry, regulators and market participants to launch products using alternative reference rates, including our SOFR and Sterling Overnight Index Average (SONIA) futures contracts. While these actions have resulted in an increase in market acceptance of SOFR, there is no guarantee that this transition will be successful or replace the revenue we derive from our Eurodollar contracts if trading volume were to decline or discontinue altogether.
Our market data revenues may be reduced by decreased demand, poor overall economic conditions, regulatory changes or a significant change in how market participants trade and use market data.
We offer a wide range of data services designed to support the trading, risk management, investment and business needs of our global customer base. Revenues from our market data and information services represented 11% of our total revenues during the years ended December 31, 2020 and December 31, 2019, respectively. Factors that may affect our performance and demand for our data include, but are not limited to:
•Our ability to maintain existing customers utilizing our data and to attract new customers with our products and services;
•A decrease in overall trading volume, which may lead to a decreased demand for our market data;
•A challenging business environment for our customers, which may require them to reduce their usage of our market data;
•The impacts of new regulations, laws, rules or other government policies;
•Our ability to ensure that customers are appropriately licensed and are paying fees for the data used;
•The protection of our intellectual property rights and identification of misappropriation and/or misuses of CME Group market data; and
•Our ability to keep pace with technological developments and client preferences.
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
In connection with our expanded global operations, we face certain risks inherent in doing business internationally. These risks include:
•fluctuations in currency exchange rates;
•complying with extensive and complex regulations and oversight;
•difficulties in staffing and associated costs in managing multiple international locations;
•general economic, social and political conditions;
•protectionist laws and business practices that favor local businesses in some countries;
•reduced protection for intellectual property rights in some countries;
•language and cultural differences; and
•potentially adverse tax consequences.
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
The Brexit transition period between the U.K. and E.U. ended in December 2020 and the E.U.-U.K. Trade and Cooperation Agreement provisionally entered into force on January 1, 2021. As a result of Brexit, we have established certain CME Group businesses in Amsterdam, an E.U. jurisdiction, which allows these businesses to continue offering products and services to customers in the E.U.; however, this has resulted in, and may continue to result in, increased legal, compliance and operational costs.
Our risk management and compliance programs might not be effective and may result in outcomes that could adversely affect our reputation, financial condition and operating results.
In the normal course of our business, we discuss matters with our regulators including during regulatory examinations, and we are subject to their inquiry and oversight. Our regulators have broad enforcement and supervisory powers, including the power to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke our regulatory designations or the registration of our officers or employees who violate applicable laws or regulations. Our ability to manage our risks and comply with applicable laws and regulations in the jurisdictions where we operate is largely dependent on our establishment and maintenance of effective risk management, compliance and monitoring programs. In the case of alleged non-compliance with applicable laws or regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which could be significant. Any of these outcomes may adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to conduct our business.
We maintain risk management and compliance policies, procedures and programs which are designed to prevent, detect, deter, monitor and manage our risks, but such policies, procedures and programs may not be fully effective. Some of our risk management processes depend upon evaluation of information regarding markets, customers, employees or other matters or potential threats that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. Management of operational, financial, legal and compliance, regulatory, reputational and strategic risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We cannot guarantee that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed.
We could be harmed by misconduct or errors that are difficult to detect and deter.
There have been a number of highly publicized cases involving fraud or other misconduct or manipulative activity by employees of financial services firms and other market participants in the past. Improper trading activity on our platforms by participants could include activities such as spoofing, layering, wash trading and manipulation. Misconduct by our employees and agents could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or the company, or improper use or unauthorized disclosure of data or confidential information of the company or its customers.
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
Our business is dependent on proprietary technology and other intellectual property that we own or license from third parties. We own the rights to a large number of trademarks, service marks, domain names and trade names in the U.S., Europe and other parts of the world. We have registered many of our most important trademarks in the U.S. and other countries. We hold the rights to a number of patents and have patent applications pending. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We attempt to protect our proprietary technology and intellectual property rights by relying on trademarks, copyright, database rights, trade secrets, restrictions on disclosure and other methods. Notwithstanding the precautions we take to protect our proprietary technology and intellectual property rights, it is possible that third parties may copy, misappropriate or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. For example, one of our former employees pleaded guilty to theft of our trade secrets. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could adversely affect our business.
Patents of third parties may have an important bearing on our ability to offer certain products and services. Our competitors as well as other companies and individuals may obtain, and may be expected to obtain in the future, patents related to the types of products and services we offer or plan to offer. We cannot guarantee that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, some patent applications in the U.S. are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. These claims of infringement are not uncommon in our industry. As a result, we may face allegations that we have infringed the intellectual property rights of third parties, which may be costly for us to defend against. If one or more of our products or services is found to infringe on patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing on the patents. We could also be required to pay damages if we were found to infringe patents held by others, which could materially adversely affect our business, financial condition and operating results. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we were unable to obtain such licenses, we may not be able to redesign our products or services at a reasonable cost to avoid infringement, which could materially adversely affect our business, financial condition and operating results.

RISKS RELATING TO AN INVESTMENT IN OUR CLASS A COMMON STOCK
Our indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations. We might still be able to incur more debt, intensifying these risks.
As of December 31, 2020, we had approximately $3.4 billion of total indebtedness and we had excess borrowing capacity for general corporate purposes under our existing facilities of approximately $2.4 billion.
Our indebtedness could have important consequences. For example, our indebtedness may:
•require us to dedicate a significant portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flows to fund capital expenditures, to pursue acquisitions or investments, to pay dividends and for general corporate purposes;
•increase our vulnerability to general adverse economic conditions;
•limit our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry; or
•place us at a competitive disadvantage against any less leveraged competitors.
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
Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us. Their ratings of our long-term debt are based on a number of factors, including our financial strength, as well as factors not entirely within our control, such as conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets over the last few years, including in connection with the global pandemic, there can be no assurance that we will maintain our current ratings. In the past, we have experienced ratings downgrades. Our failure to maintain our ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. Additionally, if our ratings are downgraded below investment grade due to a change of control, we are required to make an offer to repurchase all of our fixed-rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
Our average rate per contract for our derivatives business is subject to fluctuation due to a number of factors. As a result, our average rate per contract in any particular period may not be a reliable indication of our future average rate per contract.
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
Eleven of our directors own or are officers or directors of firms that own trading rights on our exchanges. We are dependent on the revenues from the trading and clearing activities of our exchange members. In 2020, 83% of our derivatives contract volume was derived from our members. This dependence may give them substantial influence over how we operate our business.
Many of our members and clearing firms derive a substantial portion of their income and profit from their trading or clearing activities on or through our exchanges. In addition, trading rights on our exchanges have substantial independent value. The amount of profit that members derive from their trading, brokering and clearing activities and the value of their trading rights are, in part, dependent on the fees they are charged to trade, broker, clear and access our markets, and the rules and structure of our markets. As a result, members may not have the same economic interests as holders of our Class A common stock. In addition, our members may have differing interests among themselves depending on the roles they serve in our markets, their methods of trading and the products they trade. Consequently, members may advocate that we enhance and protect their clearing and trading opportunities and the value of their trading privileges over their investment in our Class A common stock, if any.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our corporate headquarters are located at 20 South Wacker Drive, Chicago, IL, where we lease approximately 540,000 square feet of general office space. This lease expires in 2032. Our European headquarters are located at the London Fruit & Wool Exchange at 1 Duval Square, London, where we lease approximately 125,000 square feet of general office space. This lease expires in 2038.
Our trading floor is located at 333 S. LaSalle Street, Chicago, IL, which we own. The building is approximately 300,000 square feet, of which the trading floor occupies a portion of such space.
We also lease our largest data center from CyrusOne in Aurora, IL. This lease expires in 2031.
In addition to the above properties, we have other offices and data centers in various locations around the globe. The company’s management believes that its properties are suitable for the purposes for which they are used and our current needs.  Please see note 6. Property and note 12. Leases and Other Commitments to the Consolidated Financial Statements for more information.
ITEM 3.    LEGAL PROCEEDINGS
See "Legal and Regulatory Matters" in note 13. Contingencies to the Consolidated Financial Statements beginning on page 78 for CME Group’s legal proceedings disclosure, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Class A Common Stock
Our Class A common stock is currently listed on Nasdaq under the ticker symbol "CME." As of February 10, 2021, there were approximately 6,170 holders of record of our Class A common stock.
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

Class B shares and the associated trading rights are bought and sold or leased through our membership department. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be primarily determined by the value of our Class A common stock. As of February 10, 2021, there were approximately 1,565 holders of record of our Class B common stock.
PERFORMANCE GRAPH
The graph below compares the cumulative five-year total return on CME Group Inc.'s Class A common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of five companies that include: Cboe Global Markets Inc, Deutsche Boerse Ag, Intercontinental Exchange Inc, London Stock Exchange Group Plc and Nasdaq Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer group and the S&P 500 index on December 31, 2015 and its relative performance is tracked through December 31, 2020.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	2016	2017	2018	2019	2020
CME Group Inc.	$133.93	$177.23	$234.16	$256.81	$240.54
S&P 500	111.96	136.40	130.42	171.49	203.04
Peer Group	104.28	141.75	145.74	204.15	241.29

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Period in 2020	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31	114	$159.47	—	$—
November 1 to November 30	—	—	—	—
December 1 to December 31	24,810	182.02	—	—
Total	24,924		—
 _______________
(1)Shares purchased consist of an aggregate of 24,924 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.    SELECTED FINANCIAL DATA
On November 2, 2018, CME Group completed its acquisition of NEX. The following data includes the financial results of NEX beginning November 3, 2018.

	Year Ended or At December 31
(in millions, except per share data)	2020	2019	2018	2017	2016
Income Statement Data:
Total revenues	$4,883.6	$4,868.0	$4,309.4	$3,644.7	$3,595.2
Operating income	2,637.4	2,587.8	2,607.6	2,310.6	2,200.5
Non-operating income (expense)	84.7	101.8	170.2	215.7	87.1
Income before income taxes	2,722.1	2,689.6	2,777.8	2,526.3	2,287.6
Net income attributable to CME Group	2,105.2	2,116.5	1,962.2	4,063.4	1,534.1
Earnings per common share attributable to CME Group:
Basic	$5.88	$5.93	$5.73	$12.00	$4.55
Diluted	5.87	5.91	5.71	11.94	4.53
Cash dividends per share	5.90	5.50	4.55	6.14	5.65
Balance Sheet Data:
Total assets	$124,659.6	$75,215.3	$77,475.7	$75,791.2	$69,369.4
Short-term debt	—	—	574.2	—	—
Long-term debt	3,443.8	3,743.2	3,826.8	2,233.1	2,231.2
CME Group shareholders’ equity	26,319.9	26,128.9	25,918.5	22,411.8	20,340.7

The following table presents key statistical information on the volume of contracts traded, expressed in round turn trades. All amounts exclude our interest rate swaps and credit default swaps contracts as well as volume data for our cash markets business.

	Year Ended or At December 31
(in thousands)	2020	2019	2018	2017	2016
Average Daily Volume:
Product Lines:
Interest rates	8,032	10,349	9,951	8,189	7,517
Equity indexes	5,650	3,459	3,589	2,682	3,061
Foreign exchange	862	862	1,004	922	858
Agricultural commodities	1,417	1,454	1,480	1,353	1,321
Energy	2,394	2,375	2,561	2,578	2,432
Metals	699	668	639	568	460
Total Average Daily Volume	19,054	19,167	19,224	16,292	15,649
Method of Trade:
CME Globex	17,977	17,182	17,371	14,513	13,766
Open outcry	410	1,205	1,168	1,107	1,149
Privately negotiated	667	780	685	672	734
Total Average Daily Volume	19,054	19,167	19,224	16,292	15,649
Other Data:
Total Contract Volume (round turn trades)	4,820,590	4,830,043	4,844,406	4,089,175	3,943,670
Open Interest at Year End (contracts)	81,922	113,330	115,669	108,043	102,930

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:
•Executive Summary: Includes an overview of our business; current economic, competitive and regulatory trends relevant to our business; our current business strategy; and our primary sources of operating and non-operating revenues and expenses.
•Critical Accounting Policies: Provides an explanation of accounting policies which may have a significant impact on our financial results and the estimates, assumptions and risks associated with those policies.
•Recent Accounting Pronouncements: Includes an evaluation of recent accounting pronouncements and the potential impact of their future adoption on our financial results.
•Results of Operations: Includes an analysis of our 2020 financial results and a discussion of any known events or trends which are likely to impact future results.
•Liquidity and Capital Resources: Includes a discussion of our future cash requirements, capital resources, significant planned expenditures and financing arrangements.
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
Regulatory Environment. Exchange-traded derivatives have historically been subject to extensive regulation. Developments in the regulatory environment have the potential to significantly impact our business. Compliance with regulations may require us and our customers to dedicate significant financial and operational resources which could adversely affect our profitability. The regulatory environment to which we are subject is discussed in "Item 1. Business" on page 11.
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
While volume has the most significant impact on our clearing and transaction fees revenue, there are four other factors that also influence this source of revenue:
•rate structure;
•product mix;
•venue; and
•the percentage of trades executed by customers who are members compared with non-member customers.
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
•Technology expense consists of costs related to maintenance of the hardware and software required to support our technology. It also includes costs for network connections for our electronic platforms and some market data customers; telecommunications costs of our exchange, and fees paid for access to external market data. This expense may be driven by system capacity, functionality and redundancy requirements. It also may be impacted by growth in electronic contract volume and changes in the number of telecommunications hubs and connections which allow customers outside the U.S. to access our electronic platforms directly.
•Licensing and other fee agreements expense includes license fees paid as a result of contract volume in equity index products. This expense also includes royalty fees and broker rebates on energy and metals products as well as revenue sharing on cleared swaps contracts and some new product launches. This expense fluctuates with changes in contract volumes as well as changes in fee structures.
•Other expenses include occupancy and building operations expenses including rent, maintenance, real estate taxes, utilities and other related costs related to leased property in Chicago, New York, the U.K., India as well as other smaller locations throughout the world. Other expenses also include marketing and travel-related expenses as well as general and administrative costs. Marketing, advertising and public relations expense includes media, print and other advertising costs, as well as costs associated with our product promotion. Other expenses also include litigation and customer settlements, impairment charges on operating assets, gains and losses on disposals of certain operating assets, and foreign currency transaction gains and losses resulting from changes in exchange rates on certain foreign monetary assets and liabilities.
Non-Operating Income and Expenses
Income and expenses incurred through activities outside of our core operations are considered non-operating. These activities include non-core investing and financing activities.
•Investment income includes income from short-term investment of clearing firms' cash performance bonds and guaranty fund contributions as well as excess operating cash; interest income and realized gains and losses from our marketable securities; realized gains and losses as well as dividend income from our strategic equity investments, and gains and losses on trading securities in our non-qualified deferred compensation plans. Investment income is influenced by market interest rates, changes in the levels of cash performance bonds deposited by clearing firms, the amount of dividends distributed by our strategic investments and the availability of funds generated by operations.

•Interest and other borrowing costs expense includes charges associated with various short-term and long-term funding facilities, including commitment fees on lines of credit agreements.
•Equity in net earnings (losses) of unconsolidated subsidiaries includes income and losses from our investments in S&P/Dow Jones Indices LLC (S&P/DJI), Shanghai CFETS-NEX International Money Broking Co., Ltd. and Dubai Mercantile Exchange.
•Other income (expense) includes expenses related to the distribution of a portion of interest earned on performance bond collateral reinvestment to the clearing firms, gains and losses on derivative contracts as well as other various income and expenses outside our core operations.
CRITICAL ACCOUNTING POLICIES
The notes to our consolidated financial statements include disclosure of our significant accounting policies. In establishing these policies within the framework of accounting principles generally accepted in the U.S., management must make certain assessments, estimates and choices that will result in the application of these principles in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to the valuation of financial instruments, goodwill and intangible assets, revenue recognition, income taxes and internal use software costs.
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
•Level 3 inputs consist of unobservable inputs, which are derived and cannot be corroborated by market data or other entity-specific inputs.
For further discussion regarding the fair value of financial assets and liabilities, see note 2 of the notes to the consolidated financial statements.
Goodwill and intangible assets. We review goodwill for impairment on a quarterly basis and whenever events or circumstances indicate that its carrying value may not be recoverable. Goodwill may be tested quantitatively for impairment by comparing the carrying value of a reporting unit to its estimated fair value. Estimating the fair value of a reporting unit involves the use of valuation techniques that rely on significant estimates and assumptions. These estimates and assumptions may include forecasted revenue growth rates; forecasted operating margins; risk-adjusted discount rates; forecasted economic and market conditions, and industry multiples. We base our fair value estimates on assumptions we believe to be reasonable given the information that is available to us at the time of our assessment; however, actual future results may differ significantly from those estimates. Under certain favorable circumstances, goodwill may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value. The qualitative assessment of goodwill may rely on significant assumptions about forecasts of revenue growth, operating margins and economic conditions as well as overall market and industry-specific trends. In addition, the carrying value of goodwill, as denominated in foreign currencies, is adjusted each reporting period as a result of movements in foreign currency exchange rates relative to the U.S. dollar. Such foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) within shareholders' equity.
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

Intangible assets subject to amortization are also assessed for impairment on a quarterly basis or more frequently when indicated by a change in economic or operational circumstances. The impairment assessment of these assets requires management to first compare the carrying value of the amortizing asset to its undiscounted net cash flows. If the carrying value exceeds the undiscounted net cash flows, management is then required to estimate the fair value of the assets and record an impairment loss for the excess of the carrying value over the fair value. In connection with this impairment assessment, management also challenges the useful lives of our definite-lived intangible assets on a periodic basis.
Revenue recognition. A significant portion of our revenue is derived from the clearing and transaction fees we assess on each contract executed through our trading venues and cleared through our clearing house. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched and when the trade is cleared. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions in the affected accounts. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. This reserve has historically been immaterial. The reserve is based on the historical pattern of adjustments processed as well as management's estimate of future adjustment activity.
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
Internal use software costs. Certain internal and external costs that are incurred in connection with developing or obtaining software for internal use are capitalized. We also enter into software hosting arrangements for software projects maintained in the cloud. Software development costs incurred during the planning or maintenance stages of a software project are expensed as incurred, while costs incurred during the application development stage are capitalized and are amortized over the estimated useful life of the software, which is generally two to four years, but up to eight years for certain trading and clearing applications, depending upon expected useful lives. Amortization of capitalized costs begins only when the software becomes ready for its intended use. In addition, software assets are assessed for impairment when events or circumstances indicate that the carrying values may not be recoverable or that a reduction in the estimated useful lives is warranted.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to note 2 in our notes to the consolidated financial statements for information on newly adopted accounting pronouncements that are applicable to us.

RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the years presented. For a comparison of our results of operations for the fiscal years ended December 31, 2019, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 28, 2020.

			Year-over-Year Change
(dollars in millions, except per share data)	2020	2019	2020-2019
Total revenues	$4,883.6	$4,868.0	—%
Total expenses	2,246.2	2,280.2	(1)
Operating margin	54%	53%
Non-operating income (expense)	$84.7	$101.8	(17)
Effective tax expense rate	22.6%	21.3%
Net income attributable to CME Group	$2,105.2	$2,116.5	(1)
Diluted earnings per common share attributable to CME Group	5.87	5.91	(1)
Cash flows from operating activities	2,715.6	2,672.8	2
Revenues

			Year-over-Year Change
(dollars in millions)	2020	2019	2020-2019
Clearing and transaction fees	$3,897.4	$3,946.1	(1)%
Market data and information services	545.4	518.5	5
Other	440.8	403.4	9
Total Revenues	$4,883.6	$4,868.0	—
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

			Year-over-Year Change
	2020	2019	2020-2019
Total contract volume (in millions)	4,820.6	4,830.0	—%
Clearing and transaction fees (in millions)	$3,384.6	$3,396.3	—
Average rate per contract	0.702	0.703	—
We estimate the following decreases in clearing and transaction fees based on a change in total contract volume and a change in average rate per contract during 2020 compared with 2019.

Year-over-Year Change
(in millions)	2020-2019
Decrease due to change in total contract volume	$(6.6)
Decrease due to change in average rate per contract	(5.1)
Net decrease in clearing and transaction fees	$(11.7)

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

			Year-over-Year Change
(amounts in thousands)	2020	2019	2020-2019
Average Daily Volume by Product Line:
Interest rates	8,032	10,349	(22)%
Equity indexes	5,650	3,459	63
Foreign exchange	862	862	—
Agricultural commodities	1,417	1,454	(3)
Energy	2,394	2,375	1
Metals	699	668	5
Aggregate average daily volume	19,054	19,167	(1)

Average Daily Volume by Venue:
CME Globex	17,977	17,182	5
Open outcry	410	1,205	(66)
Privately negotiated	667	780	(15)
Aggregate average daily volume	19,054	19,167	(1)
Electronic Volume as a Percentage of Total Volume	94%	90%
In 2020 when compared with 2019, overall market volatility declined following a period of very high volatility in the first quarter of 2020. During the first quarter of 2020, the Federal Reserve made the unexpected decision to lower the federal funds rate due to economic concerns from the COVID-19 pandemic, which resulted in significant volatility within the financial and equity markets. However, interest rate volatility subsided following indication by the Federal Reserve that it did not intend to raise interest rates in the foreseeable future. Equity market volatility remained high throughout 2020 as a result of the governmental and business response to the COVID-19 pandemic, as well as political uncertainty surrounding the U.S. Presidential and Congressional elections in November. In addition, heightened producer price competition within the oil markets combined with lower energy demands during the COVID-19 pandemic resulted in significant market volatility within the energy market during the first quarter of 2020. However, this volatility subsided as oil prices stabilized and demand for crude oil remained low for the remainder of 2020. We believe these factors led to the changes in volume in 2020 when compared with 2019.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar front 8 contracts include contracts expiring within two years. Eurodollar back 32 contracts include contracts expiring within three to ten years.

			Year-over-Year Change
(amounts in thousands)	2020	2019	2020-2019
Eurodollar futures and options:
Front 8 futures	1,311	1,997	(34)%
Back 32 futures	633	661	(4)
Options	1,058	1,685	(37)
U.S. Treasury futures and options:
10-Year	2,026	2,324	(13)
5-Year	1,081	1,358	(20)
2-Year	517	749	(31)
Treasury bond	484	467	3
Federal Funds futures and options	207	356	(42)
In 2020 when compared with 2019, overall interest rate contract volume decreased. We believe this was due to the Federal Reserve's decision to cut interest rates to near zero in early 2020 and its indication that it would not raise interest rates in the foreseeable future in response to the economic impact of the COVID-19 pandemic.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products. Volume below for the year ended 2019 includes Micro-E-mini contract volumes for each index beginning on May 6, 2019, which was the date the contracts were launched.

			Year-over-Year Change
(amounts in thousands)	2020	2019	2020-2019
E-mini S&P 500 futures and options	3,555	2,338	52%
E-mini Nasdaq 100 futures and options	1,302	592	120
E-mini Russell 2000 futures and options	302	168	79
In 2020 when compared with 2019, equity index contract volume increased due to higher overall volatility in the equity market in 2020, particularly in the first and fourth quarters. We believe the increase in volatility was attributable to uncertainty surrounding the economic impact of governmental and business actions to combat the COVID-19 pandemic, as well as political uncertainty surrounding the U.S. presidential and congressional elections. Average daily contract volume in 2020 also included Micro-E-mini equity index contract volume of approximately 1.8 million per day compared to approximately 0.3 million per day in 2019. Micro-E-mini equity index contracts have a notional size of one-tenth of the traditional E-mini contracts.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

			Year-over-Year Change
(amounts in thousands)	2020	2019	2020-2019
Euro	237	232	2%
Japanese yen	123	139	(12)
British pound	116	129	(10)
Australian dollar	107	105	2
In 2020 when compared with 2019, overall foreign exchange contract volume was flat, which we believe resulted from lower overall volatility. In 2020, market volatility subsided in the second half of the year following very high foreign exchange volatility in the first quarter caused by significant uncertainty surrounding the economic impacts of governmental and business actions to combat the COVID-19 pandemic. In addition, we believe foreign exchange trading declined slightly due to operational strains from stay at home orders and risk aversion by market participants during the COVID-19 pandemic.
Agricultural Commodity Products
The following table summarizes average daily volume for our key agricultural commodity products.

			Year-over-Year Change
(amounts in thousands)	2020	2019	2020-2019
Corn	444	525	(15)%
Soybean	307	263	16
Wheat	220	215	2
Overall commodity contract volume was relatively flat in 2020 when compared with 2019. Corn contract volume decreased due to lower price volatility, which we believe was caused by large stock piles and lower demand. We believe the increase in soybean contract volume was due to an increase in demand for commodities from China.
Energy Products
The following table summarizes average daily volume for our key energy products.

			Year-over-Year Change
(amounts in thousands)	2020	2019	2020-2019
WTI crude oil	1,255	1,329	(6)%
Natural gas	639	529	21
Refined products	366	381	(4)
Overall energy contract volume was relatively flat in 2020 when compared with 2019, which we believe was due to periods of high volatility in early 2020 followed by periods of low volatility as a result of governmental and business actions to combat the COVID-19 pandemic. The increase in natural gas volume is the result of significant price declines in early 2020 followed by price increases in the second half of 2020 as a result of higher demand during the winter months. This was partially offset by a decrease in crude oil volume due to a reduction in demand caused by the COVID-19 pandemic.
Metal Products
The following table summarizes average daily volume for our key metal products.

			Year-over-Year Change
(amounts in thousands)	2020	2019	2020-2019
Gold	456	433	5%
Silver	123	107	15
Copper	98	98	—
Overall metal contract volume increased in 2020 when compared with 2019 due to an increase in metals price volatility caused by investors using gold and other precious metals as safe-haven alternative investments due to significant uncertainty within other markets caused by the COVID-19 pandemic.
Average Rate per Contract
The average rate per contract was substantially the same in 2020 when compared with 2019. There was an increase in the average rate per contract due to a change in product mix. Interest rate contract volume decreased by 12 percentage points as a percent of total volume, while all other products collectively increased by 12 percentage points. In general, interest rate products have a lower rate per contract compared with the remaining contracts. The increase in the average rate per contract was offset by the introduction of the micro-E-mini equity index contracts in mid-2019, which have a lower average rate per contract compared with a standard E-mini contract. Micro-E-mini equity index contracts have a notional size of one-tenth of the traditional E-mini contracts.

Cash Markets Business
Total clearing and transaction fees revenue in 2020 includes $447.4 million of transaction fees attributable to the cash markets business acquired from NEX compared with $483.0 million in 2019. This revenue primarily includes BrokerTecs's fixed income volume and EBS foreign exchange volume.

			Year-over-Year Change
(amounts in millions)	2020	2019	2020-2019
BrokerTec fixed income transaction fees	$173.2	$191.5	(10)%
EBS foreign exchange transaction fees	179.3	191.8	(7)%
The related average daily notional value for the years ended 2020 and 2019 for key cash markets products were as follows:

			Year-over-Year Change
(amounts in billions)	2020	2019	2020-2019
U.S. Treasury	$125.9	$164.8	(24)%
European Repo (in euros)	264.4	269.6	(2)%
Spot FX	71.5	75.1	(5)%
Overall average daily notional value for the cash markets business decreased in 2020 when compared with 2019 due to expectations of potentially low interest rates for an extended period of time and economic uncertainty surrounding the COVID-19 pandemic.
Concentration of Revenue
We bill a significant portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One clearing firm represented approximately 10% of our clearing and transaction fees in 2020. Should a clearing firm withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from an ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. In 2020 when compared with 2019, the increase in market data and information services revenue was largely attributable to an increase in certain device fees, an increase in subscriber device counts and higher demand for CME Group data.
The two largest resellers of our market data represented, in aggregate, approximately 35% of our market data and information services revenue in 2020. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor's customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Other revenues. The increase in other revenues in 2020 when compared with 2019 is largely attributable to an increase in custody fees due to a new rate structure put in place in 2020.

Expenses

			Year-over-Year Change
(dollars in millions)	2020	2019	2020-2019
Compensation and benefits	$856.5	$898.7	(5)%
Technology	198.5	201.5	(2)
Professional fees and outside services	191.3	174.1	10
Amortization of purchased intangibles	311.2	314.7	(1)
Depreciation and amortization	153.2	158.6	(3)
Licensing and other fee agreements	244.9	172.2	42
Other	290.6	360.4	(19)
Total Expenses	$2,246.2	$2,280.2	(1)
2020 Compared With 2019
Operating expenses decreased by $34.0 million in 2020 when compared with 2019. The following table shows the estimated impact of key factors resulting in the net decrease in operating expenses.

(dollars in millions)	Year- over-Year Change	Change as a Percentage of 2019 Expenses
Bonus expense	$(54.3)	(2)%
Intangible and fixed asset impairments	(49.8)	(2)
Travel and entertainment	(25.0)	(1)
Marketing	(20.9)	(1)
Stock-based compensation	11.1	—
Professional fees and outside services	17.2	1
Licensing and other fee agreements	72.7	3
Other expenses, net	15.0	1
Total	$(34.0)	(1)%
Overall operating expenses decreased in 2020 when compared with 2019 due to the following reasons:
•Bonus expenses decreased in 2020 largely due to a reduction in headcount with legacy NEX businesses in conjunction with our planned integration, as well as performance relative to our 2020 cash earnings target when compared with 2019 performance relative to our 2019 cash earnings target.
•During 2019, we recognized higher impairment charges on certain intangibles and fixed assets due to the disposal of various businesses.
•Travel and entertainment expenses decreased as a result of the company's response to the COVID-19 pandemic, with the vast majority of staff working remotely during 2020.
•Marketing expenses decreased compared with 2019 due to a reduction in planned advertising, media campaigns and special promotional events.
Increases in operating expenses in 2020 when compared with 2019 were as follows:
•Licensing and other fee agreements expenses increased during 2020 due to higher fees related to revenue sharing agreements for certain equity contracts, which resulted from an increase in volume and an increase in license rates for certain products.
•Professional fees and outside services expenses increased due to higher legal fees compared to 2019, as well as professional and legal fees incurred in 2020 in connection with to our recently announced joint venture with IHS Markit.
•Stock-based compensation expense increased due to acceleration of certain grants and the impact related to our September 2019 and 2020 grants.

Non-Operating Income (Expense)

			Year-over-Year Change
(dollars in millions)	2020	2019	2020-2019
Investment income	$182.7	$637.9	(71)%
Interest and other borrowing costs	(166.2)	(178.0)	(7)
Equity in net earnings (losses) of unconsolidated subsidiaries	190.6	176.8	8
Other income (expense)	(122.4)	(534.9)	(77)
Total Non-Operating	$84.7	$101.8	(17)
Investment income. The decrease in investment income in 2020 when compared with 2019 was largely due to a decline in earnings from cash performance bond and guaranty fund contributions that are reinvested. The decrease in earnings resulted primarily from lower rates of interest earned in the cash account at the Federal Reserve Bank of Chicago following significant interest rate cuts in early 2020 despite an increase in our average reinvestment amount.
Interest and other borrowing costs. Interest and other borrowing costs were lower in 2020 when compared with 2019, primarily due to lower borrowing costs on commercial paper issuances, as there were higher average balances of commercial paper outstanding during 2019 when compared with 2020. Interest and other borrowing costs were also lower during 2020 due to interest expense recognized on the €350.0 million fixed rate notes and the ¥19.1 billion term loan assumed as part of the NEX acquisition in 2018 and subsequently paid off during the first quarter of 2019.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/DJI business venture contributed to an increase in equity in net earnings (losses) of unconsolidated subsidiaries in 2020 when compared with 2019.
Other income (expense). In 2020 when compared with 2019, we recognized lower expense related to a reduction in the distribution of interest earned on performance bond collateral reinvestments to the clearing firms due to lower interest income earned on our reinvestment. In addition, a gain of $1.5 million was recognized on derivative contracts in 2020 compared with a net loss of $17.7 million in 2019.
Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2020	2019	Year-over-Year Change
			2020-2019
Year ended December 31	22.6%	21.3%	1.3%
In 2020 when compared with 2019, the effective tax rate was higher due to the recognition of additional benefits from the Internal Revenue Code Section 250 deduction in 2019. Proposed FDII Deduction regulations were released in 2019 and as a result, we revised our income tax calculations to reflect the proposed guidance. The benefit recognized in 2019 includes estimates for the deduction for 2018 and 2019, whereas the benefit recognized in 2020 only includes the deduction for 2020.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements
We have historically met our funding requirements with cash generated by our ongoing operations. However, as part of the funding for the NEX acquisition, we utilized our commercial paper program in late 2018 and through the beginning of the second quarter of 2020 for short-term funding requirements. While our cost structure is generally fixed in the short term, our sources of operating cash are largely dependent on contract trading volume levels. In addition to using our existing cash, cash equivalents, marketable securities and cash generated from operations, we may continue to utilize our commercial paper program to meet our working capital needs, capital expenditures and other commitments. It is also possible that we may need to raise additional funds to finance our activities through future public debt offerings or by direct borrowings from financial institutions through our committed revolving credit facilities.
Future capital expenditures for technology are anticipated as we continue to support our growth through increased system capacity, performance improvements, integration of acquired platforms as well as improvements to some of our office spaces. Each year, capital expenditures are incurred for improvements to and modification of our offices, remote data centers, telecommunications network and other operating equipment. In 2021, we expect capital expenditures to total approximately $180.0 million to $190.0 million, net of any leasehold improvement allowances and any one-time costs associated with the NEX integration. We continue to monitor our capital needs and may revise our forecasted expenditures as necessary in the future.

We intend to continue to pay a regular quarterly dividend to our shareholders, with a target of between 50% to 60% of the prior year's cash earnings. The decision to pay a dividend and the amount of the dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. We are also required to comply with restrictions contained in the general corporation laws of our state of incorporation, which could also limit our ability to declare and pay dividends. On February 3, 2021 the board of directors declared a regular quarterly dividend of $0.90 per share. The dividend will be payable on March 25, 2021 to shareholders of record on March 10, 2021. Assuming no changes in the number of shares outstanding, the first quarter dividend payment will total approximately $322.0 million. The board of directors also declared an additional, annual variable dividend of $2.50 per share on December 10, 2020 paid on January 13, 2021 to the shareholders of record on December 28, 2020. In general, the amount of the annual variable dividend will be determined by the end of each year, and the level will increase or decrease from year to year based on operating results, capital expenditures, potential merger and acquisition activity and other forms of capital return including regular dividends and share buybacks during the prior year.
Sources and Uses of Cash
The following is a summary of cash flows from operating, investing and financing activities.

			Year-over-Year Change
(dollars in millions)	2020	2019	2020-2019
Net cash provided by operating activities	$2,715.6	$2,672.8	2%
Net cash used in investing activities	(175.5)	(152.6)	15
Net cash used in financing activities	(2,458.2)	(2,340.8)	5
Operating activities
Net cash provided by operating activities was relatively flat in 2020 compared with 2019.
Investing activities
The increase in cash used in investing activities in 2020 compared with 2019 was largely due to a decrease in cash proceeds received on sales of certain privately-held investments.
Financing activities
Cash used in financing activities was higher in 2020 when compared with 2019 due to an increase in the amount of cash dividends paid. The increase in cash used in financing activities was partially offset by a reduction in the amount of outstanding debt repayments in 2020 compared with 2019.
Debt Instruments
The following table summarizes our debt outstanding as of December 31, 2020:

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
We maintain a $2.4 billion multi-currency revolving senior credit facility with various financial institutions, which matures in November 2022. The proceeds from this facility can be used for general corporate purposes, which includes providing liquidity for our clearing house in certain circumstances at our discretion and, if necessary, for maturities of commercial paper. As long as we are not in default under this facility, we have the option to increase it up to $3.0 billion with the consent of the agent and lenders providing the additional funds. This facility is voluntarily pre-payable from time to time without premium or penalty. Under this facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity at September 30, 2017, giving effect to share repurchases made and special dividends paid during the term of the agreements (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings outstanding under this facility, but the outstanding commercial paper balance is backstopped against this facility.
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by CME Clearing. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to CME Clearing, in the event of a liquidity constraint or default by a depository (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At December 31, 2020, guaranty fund contributions available to collateralize the facility totaled $8.0 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remains in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At December 31, 2020, we have excess borrowing capacity for general corporate purposes of approximately $2.4 billion under our multi-currency revolving senior credit facility.
At December 31, 2020, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide a portion of the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge CME-owned U.S. Treasury securities or U.S. dollars in lieu of, or in combination with, irrevocable letters of credit. At December 31, 2020, we had pledged letters of credit totaling $310.0 million.
The following table summarizes our credit ratings as of December 31, 2020:

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
Liquidity and Cash Management
Cash and cash equivalents totaled $1.6 billion at December 31, 2020 and December 31, 2019. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements, and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets on the consolidated balance sheets.
Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that an additional contribution may be necessary in 2021 to meet our funding goal. However, the amount of the actual contribution is contingent on various factors, including the actual rate of return on our plan assets during 2021 and the December 31, 2021 discount rate.
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
BrokerTec Americas LLC is required to maintain sufficient net capital under Securities Exchange Act of 1934, as amended (Exchange Act), Rule 15c3-1 (the Net Capital Rule). The Net Capital Rule focuses on liquidity and is designed to protect securities customers, counterparties, and creditors by requiring that broker-dealers have sufficient liquid resources on hand at all times to satisfy claims promptly. Rule 15c3-3, or the customer protection rule, which complements Rule 15c3-1, is designed to ensure that customer property (securities and funds) in the custody of broker-dealers is adequately safeguarded. By law, both of these rules apply to the activities of registered broker-dealers, but not to unregistered affiliates. The firm began operating as a (k)(2)(i) broker-dealer in November 2017 following notification to FINRA and the SEC. A company operating under the (k)(2)(i) exemption is not required to lock up customer funds as would otherwise be required under Rule 15c3-3 of the Exchange Act.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit and foreign currency exchange rates.
Interest Rate Risk
Debt outstanding at December 31, 2020 consisted of fixed-rate borrowings of $3.4 billion (in U.S. dollar equivalent). Changes in interest rates impact the fair values of fixed-rate debt, but do not impact earnings or cash flows. We did not have any variable-rate borrowings at December 31, 2020.
Credit Risk
CME Clearing House
Our clearing house acts as the counterparty to all trades consummated on our exchanges as well as through third-party exchanges and swaps markets for which we provide clearing services. As a result, we are exposed to significant credit risk of third parties, including clearing firms. We are also exposed, indirectly, to the credit risk of customers of our clearing firms. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.
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
Despite our safeguards, we cannot guarantee that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default.

We maintain two separate financial safeguard packages:
•a financial safeguard package for all futures, options and over-the-counter swap contracts other than cleared interest rate swap contracts (base package); and
•a financial safeguard package for cleared interest rate swap contracts.
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
At December 31, 2020, aggregate performance bond deposits for clearing firms for both financial safeguard packages was $211.9 billion including cash performance bond deposits, non-cash deposits, Interest Earnings Facility funds and letters of credit. A defaulting firm's performance bond deposits can be used in the event of default of that clearing firm.
The following shows the available assets at December 31, 2020 in the event of a payment default by a clearing firm for the base financial safeguard package after first utilizing the defaulting firm's available assets:

(in millions)	Clearing House Available Assets
Designated corporate contributions for futures and options(1)	$100.0
Guaranty fund contributions(2)	4,654.1
Assessment powers(3)	12,798.9
_______________
(1)Our clearing house designates $100.0 million of corporate contributions to satisfy a clearing firm default in the event that the defaulting clearing firm's guaranty contributions and performance bonds do not satisfy the deficit.
(2)Guaranty fund contributions of clearing firms include guaranty fund contributions required of clearing firms, but do not include any excess deposits held by us at the direction of clearing firms.
(3)In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our corporate contribution and the non-defaulting clearing firms' guaranty fund contributions, we would assess all non-defaulting clearing members as provided in the rules governing the guaranty fund. We could assess non-defaulting clearing members 275% of their existing guaranty fund requirements up to a maximum of 550% of their existing guaranty fund requirements as provided in the rules. Assessment powers are calculated to reflect the potential obligation that each clearing member could be called for in the event clearing member defaults exhaust the guaranty fund; however, the total amount available would be reduced by the defaulted clearing members' assessment obligations since they would no longer be able to satisfy their obligations.

The following shows the available assets for the interest rate swap financial safeguard package at December 31, 2020 in the event of a payment default by a clearing firm that clears interest rate swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	Clearing House Available Assets
Designated corporate contributions for interest rate swap contracts(1)	$150.0
Guaranty fund contributions(2)	3,392.1
Assessment powers(3)	1,089.5
_______________
(1)Our clearing house designates $150.0 million of corporate contributions to satisfy a clearing firm default in the event that the defaulting clearing firm's guaranty contributions and performance bonds do not satisfy the deficit.
(2)Guaranty fund contributions of clearing firms for interest rate swap contracts include guaranty fund contributions required of those clearing firms.
(3)In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our corporate contribution and the non-defaulting firms' guaranty fund contributions, we would assess non-defaulting clearing members as provided in the rules governing the interest rate swap guaranty fund. Assessment powers are calculated to reflected the potential obligation that each clearing member could be called for based on potential failure of the third and fourth largest clearing.
BrokerTec Americas Matched Principal Business
BrokerTec Americas maintains a matched principal business, where it serves as a fully matched counterparty to offsetting positions entered into by clients on its electronic trading platform to facilitate anonymity and access to clearing and settlement. BrokerTec Americas uses Fixed Income Clearing Corporation (FICC), a third-party central clearing house as well as a third-party clearing bank for the settlement of transactions and is required to post short-term margin requirements twice a day that can vary based on the size of unsettled transactions and any adverse market changes. At December 31, 2020, the balance of the collateral at FICC was $100.1 million, which was included in other current assets on the consolidated balance sheet.
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
Aggregate transaction losses for 2020, 2019 and 2018 were $9.3 million, $7.2 million and $73.6 million, respectively. We expect the foreign currency gain/loss to continue to fluctuate as long as we continue to hold monetary assets and liabilities at those subsidiaries. Brexit continues to generate economic and political uncertainty throughout the world, particularly throughout the U.K. and the E.U. This uncertainty could potentially lead to significant volatility with foreign currency exchange rates, which could result in additional foreign currency gain/loss.
Foreign Currency Translation Risk
We have foreign currency translation risk related to the translation of our foreign subsidiaries' assets, liabilities, revenues and expenses from their respective functional currencies to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets, liabilities, revenues and expenses we report on our consolidated balance sheets and consolidated statements of income. The financial statements of those foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of shareholders' equity and comprehensive income. Aggregate translation gains (losses), net of tax, for 2020, 2019 and 2018 were $134.3 million, $(0.6) million and $(2.5) million, respectively.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data; shares in thousands)

	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$1,633.2	$1,551.4
Marketable securities	100.9	83.2
Accounts receivable, net of allowance of $5.4 and $3.4	461.3	491.8
Other current assets (includes $4.7 and $4.3 in restricted cash)	306.7	364.4
Performance bonds and guaranty fund contributions	86,781.8	37,077.0
Total current assets	89,283.9	39,567.8
Property, net	579.2	544.0
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	4,865.3	5,117.7
Goodwill	10,798.8	10,742.5
Other assets (includes $0.6 and $0.9 in restricted cash)	1,957.1	2,068.0
Total Assets	$124,659.6	$75,215.3

Liabilities and Equity
Current Liabilities:
Accounts payable	$69.3	$61.9
Other current liabilities	1,346.8	1,384.8
Performance bonds and guaranty fund contributions	86,781.8	37,075.8
Total current liabilities	88,197.9	38,522.5
Long-term debt	3,443.8	3,743.2
Deferred income tax liabilities, net	5,607.0	5,635.2
Other liabilities	1,059.4	1,155.1
Total Liabilities	98,308.1	49,056.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of December 31, 2020 and 2019; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized as of December 31, 2020 and 2019, 358,110 and 357,469 shares issued and outstanding as of December 31, 2020 and 2019, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of December 31, 2020 and 2019	—	—
Additional paid-in capital	21,185.5	21,113.2
Retained earnings	4,995.9	5,008.7
Accumulated other comprehensive income (loss)	134.9	3.4
Total CME Group shareholders’ equity	26,319.9	26,128.9
Non-controlling interests	31.6	30.4
Total Equity	26,351.5	26,159.3
Total Liabilities and Equity	$124,659.6	$75,215.3

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)

	Year Ended December 31,
	2020	2019	2018
Revenues
Clearing and transaction fees	$3,897.4	$3,946.1	$3,667.0
Market data and information services	545.4	518.5	449.6
Other	440.8	403.4	192.8
Total Revenues	4,883.6	4,868.0	4,309.4
Expenses
Compensation and benefits	856.5	898.7	672.2
Technology	198.5	201.5	117.2
Professional fees and outside services	191.3	174.1	166.1
Amortization of purchased intangibles	311.2	314.7	130.0
Depreciation and amortization	153.2	158.6	118.7
Licensing and other fee agreements	244.9	172.2	170.6
Other	290.6	360.4	327.0
Total Expenses	2,246.2	2,280.2	1,701.8
Operating Income	2,637.4	2,587.8	2,607.6

Non-Operating Income (Expense)
Investment income	182.7	637.9	745.1
Interest and other borrowing costs	(166.2)	(178.0)	(157.7)
Equity in net earnings (losses) of unconsolidated subsidiaries	190.6	176.8	152.8
Other non-operating income (expense)	(122.4)	(534.9)	(570.0)
Total Non-Operating Income (Expense)	84.7	101.8	170.2
Income before Income Taxes	2,722.1	2,689.6	2,777.8
Income tax provision	615.7	573.8	814.1
Net Income	2,106.4	2,115.8	1,963.7
Less: net (income) loss attributable to non-controlling interests	(1.2)	0.7	(1.5)
Net Income Attributable to CME Group	$2,105.2	$2,116.5	$1,962.2

Earnings per Common Share Attributable to CME Group:
Basic	$5.88	$5.93	$5.73
Diluted	5.87	5.91	5.71
Weighted Average Number of Common Shares:
Basic	357,764	357,155	342,344
Diluted	358,524	358,239	343,737

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$2,106.4	$2,115.8	$1,963.7
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	1.1	1.0	(0.8)
Income tax benefit (expense)	(0.3)	(0.3)	0.2
Investment securities, net	0.8	0.7	(0.6)
Defined benefit plans:
Net change in defined benefit plans arising during the period	(7.4)	(6.6)	(15.3)
Amortization of net actuarial (gains) losses and prior service costs included in compensation and benefits expense	4.7	4.9	2.6
Income tax benefit (expense)	0.7	0.4	3.2
Defined benefit plans, net	(2.0)	(1.3)	(9.5)
Derivative investments:
Net unrealized holding gains (losses) arising during the period	—	0.6	0.9
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(2.7)	(1.2)	(1.2)
Income tax benefit (expense)	0.7	(0.1)	0.1
Derivative investments, net	(2.0)	(0.7)	(0.2)
Foreign currency translation:
Foreign currency translation adjustments	134.3	(0.6)	(2.5)
Reclassification adjustment for loss included in other expense	0.4	—	—
Foreign currency translation, net	134.7	(0.6)	(2.5)
Other comprehensive income (loss), net of tax	131.5	(1.9)	(12.8)
Comprehensive income	2,237.9	2,113.9	1,950.9
Less: comprehensive (income) loss attributable to non-controlling interest	(1.2)	0.7	(1.5)
Comprehensive income attributable to CME Group	$2,236.7	$2,114.6	$1,949.4

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	356,824	3	$21,057.9	$4,855.3	$5.3	$25,918.5	$46.8	$25,965.3
Net income				2,116.5		2,116.5	(0.7)	2,115.8
Other comprehensive income					(1.9)	(1.9)		(1.9)
Dividends on common stock of $5.50 per share				(1,970.0)		(1,970.0)		(1,970.0)
Impact of adoption of standards updates on leasing				6.9	—	6.9		6.9
Changes in non-controlling interest due to measurement period adjustments						—	(15.7)	(15.7)
Exercise of stock options	204		14.2			14.2		14.2
Vesting of issued restricted Class A common stock	399		(36.8)			(36.8)		(36.8)
Shares issued to Board of Directors	16		3.2			3.2		3.2
Shares issued under Employee Stock Purchase Plan	26		5.2			5.2		5.2
Stock-based compensation			73.1			73.1		73.1
Balance at December 31, 2019	357,469	3	$21,116.8	$5,008.7	$3.4	$26,128.9	$30.4	$26,159.3

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	357,469	3	$21,116.8	$5,008.7	$3.4	$26,128.9	$30.4	$26,159.3
Net income				2,105.2		2,105.2	1.2	2,106.4
Other comprehensive income					131.5	131.5		131.5
Dividends on common stock of $5.90 per share				(2,117.7)		(2,117.7)		(2,117.7)
Impact of adoption of accounting standards updates on credit losses				(0.3)		(0.3)		(0.3)
Exercise of stock options	123		6.9			6.9		6.9
Vesting of issued restricted Class A common stock	457		(41.4)			(41.4)		(41.4)
Shares issued to Board of Directors	17		2.9			2.9		2.9
Shares issued under Employee Stock Purchase Plan	44		7.9			7.9		7.9
Stock-based compensation			96.0			96.0		96.0
Balance at December 31, 2020	358,110	3	$21,189.1	$4,995.9	$134.9	$26,319.9	$31.6	$26,351.5

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income	$2,106.4	$2,115.8	$1,963.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	96.0	73.1	96.5
Amortization of purchased intangibles	311.2	314.7	130.0
Depreciation and amortization	153.2	158.6	118.7
Net losses on assets held for sale and impaired	26.3	61.1	—
(Gain)/Loss on derivative contracts	(1.5)	17.7	62.3
Net realized and unrealized (gains)/losses on investments	5.5	1.8	(97.4)
Undistributed earnings, net of losses, of unconsolidated subsidiaries	(7.7)	(43.6)	(8.3)
Deferred income taxes	(41.6)	(3.7)	114.3
Change in:
Accounts receivable	28.2	60.8	(65.5)
Other current assets	30.4	110.2	(84.9)
Other assets	71.6	29.2	29.7
Accounts payable	7.4	(54.1)	32.3
Income taxes payable	4.7	(28.6)	195.4
Other current liabilities	(54.3)	(99.3)	(36.8)
Other liabilities	(28.8)	(52.8)	(20.5)
Other	8.6	11.9	11.3
Net Cash Provided by Operating Activities	2,715.6	2,672.8	2,440.8

Cash Flows from Investing Activities
Proceeds from maturities and sales of available-for-sale marketable securities	12.3	18.8	11.8
Purchases of available-for-sale marketable securities	(11.1)	(15.4)	(10.0)
Purchases of property, net	(197.5)	(245.6)	(116.7)
Investments in business ventures	(5.5)	—	—
Proceeds from sale of business ventures	26.3	89.6	20.7
Cash paid to acquire NEX, net of cash received	—	—	(1,795.4)
Net Cash Used in Investing Activities	(175.5)	(152.6)	(1,889.6)

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Financing Activities
(Repayment) issuance of commercial paper, net	$(304.6)	$(92.5)	$386.9
Proceeds from other borrowings, net of issuance costs	—	—	1,185.0
Repayment of other borrowings	—	(569.2)	(452.5)
Cash dividends	(2,110.0)	(1,695.9)	(2,149.9)
Proceeds from settlement of (premium payment for) derivative contract	—	16.0	(30.0)
Employee taxes paid on restricted stock vesting	(41.4)	(36.8)	(35.0)
Other	(2.2)	37.6	15.5
Net Cash Used in Financing Activities	(2,458.2)	(2,340.8)	(1,080.0)

Net change in cash, cash equivalents and restricted cash	81.9	179.4	(528.8)
Cash, cash equivalents and restricted cash, beginning of period	1,556.6	1,377.2	1,906.0
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,638.5	$1,556.6	$1,377.2

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,633.2	$1,551.4	$1,374.5
Short-term restricted cash	4.7	4.3	1.5
Long-term restricted cash	0.6	0.9	1.2
Total	$1,638.5	$1,556.6	$1,377.2

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$652.7	$591.2	$577.4
Interest paid	133.3	146.3	108.3
Non-cash financing activities:
Common stock issued for the acquisition of NEX	—	—	3,105.8
Declaration of annual variable dividend, payable in January 2021, January 2020 and January 2019	895.2	893.7	624.4

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. and include the accounts of the company and its subsidiaries. All intercompany transactions and balances have been eliminated.
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
Financial Investments. The company maintains short-term and long-term investments, classified as equity method investments, equity securities, available-for-sale debt securities, and trading securities. Available-for-sale debt securities are carried at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Trading securities held in connection with non-qualified deferred compensation plans and equity securities are recorded at fair value, with net realized and unrealized gains and losses and dividend income reported as investment income. For equity investments in privately-held entities that do not have a readily determinable fair value, our accounting policy is to utilize the measurement alternative for valuation of these investments, which permits the company to estimate fair value at cost minus impairment, plus or minus changes resulting from observable price movements. Also, the company maintains long-term investments accounted for under the equity method, which requires that the company recognize its share of net income (loss) in the investee as an adjustment to the carrying amount of the investment each reporting period.
The company reviews its investment portfolio at least quarterly as well as whenever facts or circumstances exist which indicate that the carrying value of the investment is greater than its fair value. For investments not carried at fair value, the carrying value of the investment is reduced to its fair value and a corresponding impairment expense is charged to earnings, if events and circumstances indicate that a markdown to fair value is warranted. Declines in the fair value of available-for-sale securities that are deemed to be other-than-temporary are charged to earnings as a realized loss.
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
Derivative Investments. The company occasionally uses derivative instruments to limit exposure to changes in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value on the consolidated balance sheets. For those derivatives that meet the criteria for hedge accounting and are classified as effective cash flow hedges, changes in the fair value of the hedges are deferred in accumulated other comprehensive income. Any realized gains and losses from effective hedges are classified within the same financial statement line item on the consolidated statements of income as the hedge risk. For any hedges no longer deemed effective or for which hedge accounting is not applied, changes in fair value of the derivative instruments are recognized in earnings immediately within other non-operating income (expense). There were no outstanding derivative instruments at December 31, 2020.
Accounts Receivable. Accounts receivable are comprised of trade receivables and unbilled revenue. All accounts receivable are stated at net realizable value. Exposure to losses on receivables for clearing and transaction fees and other amounts owed by clearing and trading firms is dependent on each firm's financial condition. With respect to clearing firms, our credit loss exposure is mitigated by the memberships that collateralize fees owed to the company. The company retains the right to liquidate exchange memberships to satisfy an outstanding receivable. The allowance for doubtful accounts is calculated based on management's assessment of future expected losses over the life of the receivable, historical trends and the current economic environment within which we operate.
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
Property. Property is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, generally over two to thirty-nine years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Land is reported at cost. Internal and external costs incurred in developing or obtaining computer software for internal use which meet the requirements for capitalization are amortized on a straight-line basis over the estimated useful life of the software, generally two to four years, but up to eight years for certain trading and clearing applications, depending upon expected useful lives.
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
The company performs an impairment assessment of indefinite-lived intangible assets at least quarterly or whenever events or circumstances indicate that their carrying values may not be recoverable. If the indefinite-lived intangible asset carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Estimating the fair value of indefinite-lived intangible assets involves the use of valuation techniques that rely on significant estimates and assumptions including forecasted revenue growth rates, forecasted allocations of expense and risk-adjusted discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value for indefinite-lived intangible assets. In certain circumstances, indefinite-lived intangible assets may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value.
Intangible assets subject to amortization are also assessed for impairment at least quarterly or when indicated by a change in economic or operational circumstances. The impairment assessment of these assets requires management to first compare the carrying value of the amortizing asset to undiscounted net cash flows. If the carrying value exceeds the undiscounted net cash flows, management is then required to estimate the fair value of the assets and record an impairment loss for the excess of the carrying value over the fair value. In connection with this impairment assessment, management also challenges the useful lives of our amortizing intangible assets.
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
Clearing and Transaction Fees. Clearing and transaction fees include per-contract charges for trade execution, clearing, trading on the company's electronic trading platforms, portfolio reconciliation and compression services, risk mitigation, and other fees. Fees are charged at various rates based on the product traded, the method of trade, the exchange trading privileges of the customer making the trade and the type of contract. The majority of our clearing and transaction fees are recognized as revenue when a buy and sell order are matched. Therefore, unfilled or canceled buy and sell orders have no impact on revenue. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions. When this information is corrected within the time period allowed by the company, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The reserve is based on the historical pattern of adjustments processed as well as specific adjustment requests. The company believes the allowances are adequate to cover estimated adjustments.
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
Other Revenues. Other revenues include access and communication fees, fees for collateral management, equity membership subscription fees and fees for trade order routing through agreements from various strategic relationships as well as other services to customers. Revenue is recognized as services are provided.
Concentration of Revenue. One clearing firm represented at least 10% of the company's clearing and transaction fee revenue in 2020. No individual clearing firm represented at least 10% of our clearing and transaction fees in 2019. One clearing firm represented 10% of the company's clearing and transaction fee revenue in 2018. Should a clearing firm withdraw from the company, management believes that the customer portion of that firm's trading activity would likely transfer to another clearing firm. Therefore, management does not believe that the company is exposed to significant risk from the ongoing loss of revenue received from a particular clearing firm.

The two largest resellers of market data represented approximately 35% of market data and information services revenue in 2020, 37% in 2019, and 41% in 2018. Should one of these vendors no longer subscribe to the company's market data, management believes that the majority of that firm's customers would likely subscribe to the market data through another reseller. Therefore, management does not believe that the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.
Share-Based Payments. The company accounts for share-based payments at fair value, which is based on the grant date price of the equity awards issued. The company recognizes expense relating to stock-based compensation on an accelerated basis. As a result, the expense associated with each vesting date within a stock grant is recognized over the period of time that each portion of that grant vests. Forfeitures are recognized in the period in which they occur.
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
Segment Reporting. The company reports the results of its operations as one operating segment primarily comprised of the businesses of CME, CBOT, NYMEX, COMEX and NEX. The individual operations of the company do not meet the thresholds for reporting separate segment information.
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
The company has not experienced significant levels of underpayment or nonpayment by customers and does not expect changes to this trend over the payment terms of our receivables. Exposure to losses on receivables for clearing and transaction fees and other amounts owed by clearing and trading firms is dependent on each firm's financial condition. With respect to clearing firms, the company's credit loss exposure is mitigated by the memberships that collateralize fees owed to the company. The allowance for credit losses on accounts receivable is calculated by evaluating the aging of the company's billings by revenue stream: clearing and transaction, market data, and other. This aging assessment, as well as contemplation of current and anticipated economic factors, including the interest rate environment and pricing levels are the primary considerations that most significantly impact the collectability of accounts receivable. The allowance for accounts receivable is $5.4 million at December 31, 2020.
Defined Pension and Other Postretirement Plans. In August 2018, the FASB issued a standards update that modifies the disclosure requirements for employers that sponsor defined pension or other postretirement plans. The guidance clarifies certain existing disclosures and expands the requirements for others. Disclosures that are not considered cost beneficial are removed by the update. Also, there is a new disclosure requirement to include an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This guidance is effective for reporting periods ending after December 15, 2020. Adoption of this guidance in December 2020 did not have a material financial statement impact as the changes are disclosure-related only. The company has amended its employee benefit plan disclosures to incorporate the new guidance in footnote 11 of this report.
Income Taxes. In December 2019, the FASB issued an accounting update that is intended to reduce cost and complexity related to accounting for income taxes. The update removes specific exceptions to the general principles for accounting for income taxes. Specifically, it eliminates the need for an entity to analyze whether the following exceptions apply in a given period: incremental approach for intraperiod tax allocation, accounting basis differences when there are ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The update also simplifies the accounting for the following: franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. This update is effective for reporting periods beginning after December 15, 2020. The company early adopted this standard on January 1, 2020. The impact of adoption of this standard was immaterial to the consolidated financial statements.
3. MARKETABLE SECURITIES
The company has equity securities, available-for-sale debt securities and mutual funds classified as marketable securities on our consolidated balance sheets. The amortized cost and fair value of equity securities and available-for-sale debt securities at December 31, 2020 and 2019 were as follows:

	2020		2019
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt securities (1)	$15.9	$17.9	$15.8	$16.7
Asset-backed security	0.5	0.3	0.5	0.3
Equity securities	—	0.1	—	0.1
Total	$16.4	$18.3	$16.3	$17.1
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
The fair value and gross unrealized losses of our asset-backed security was $0.3 million and $0.2 million, respectively, at December 31, 2020. The asset-backed security was in an unrealized loss position at December 31, 2020 and was deemed not to be other-than-temporarily impaired. The company does not intend to sell and is not required to sell these securities prior to maturity.
The amortized cost and fair value of the corporate debt securities and asset-backed security at December 31, 2020, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Maturity of one year or less	$0.7	$0.7
Maturity between one and five years	6.2	6.7
Maturity between five and ten years	2.8	3.0
Maturity greater than ten years	6.7	7.8
Total	$16.4	$18.2
The company maintains additional investments in a diverse portfolio of mutual funds related to its non-qualified deferred compensation plans (note 11). These securities are classified as trading securities. The fair value of these securities was $82.6 million and $66.1 million at December 31, 2020 and 2019, respectively.
4. REVENUE RECOGNITION
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
The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2020, 2019 and 2018:

(in millions)	2020	2019	2018
Interest rates	$1,008.1	$1,278.5	$1,201.0
Equity indexes	803.7	583.8	687.0
Foreign exchange	163.3	158.8	187.8
Agricultural commodities	462.2	452.4	470.0
Energy	699.3	683.5	744.2
Metals	248.0	239.3	223.9
Interest rate swap and credit default swap	65.4	66.8	61.9
Cash markets business	447.4	483.0	91.2
Total clearing and transaction fees	3,897.4	3,946.1	3,667.0
Market data and information services	545.4	518.5	449.6
Other	440.8	403.4	192.8
Total revenues	$4,883.6	$4,868.0	$4,309.4

Timing of Revenue Recognition
Services transferred at a point in time	3,658.2	3,696.2	3,561.5
Services transferred over time	1,219.2	1,156.9	738.8
One-time charges and miscellaneous revenues	6.2	14.9	9.1
Total revenues	$4,883.6	$4,868.0	$4,309.4
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. Upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during 2020 were not materially impacted by any other factors. Contract liabilities are presented within other current liabilities. The balance of contract liabilities was $37.3 million and $42.6 million as of December 31, 2020 and 2019, respectively.
5. PERFORMANCE BONDS AND GUARANTY FUND CONTRIBUTIONS
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
Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure at the time of default related to positions other than interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral deposits. For cleared interest rate swap contracts, the maximum exposure at the time of default related to the clearing house's guarantee would be one full day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral. The clearing firms' collateral requirements are sized to cover at least one day of anticipated price movements. During 2020, the clearing house transferred an average of approximately $4.7 billion a day through the clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its exposure through maintenance performance bond requirements and guaranty fund contributions. For futures and options products, the clearing firms' collateral requirements are sized to cover at least one day of anticipated price movements. For cleared swap products, the clearing firms' collateral requirements are sized to cover at least five days of anticipated price movements. Management has assessed the fair value of the company's settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at December 31, 2020.
At December 31, 2020 and 2019, performance bond and guaranty fund contribution assets on the consolidated balance sheets included cash as well as U.S. government agency securities with maturity dates of 90 days or less. U.S. government agency securities are purchased by the clearing house, at its discretion, using cash collateral. The benefits, including interest earned, and risks of ownership accrue to the clearing house. Interest earned is included in investment income on the consolidated statements of income. The U.S. government agency securities held at December 31, 2019 matured during the first quarter of 2020. These securities are marked to fair value on the consolidated balance sheets.
The amortized cost and fair value of these securities at December 31, 2020 and 2019 were as follows.

	2020		2019
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency securities	$—	$—	$898.2	$898.2
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At December 31, 2020 and 2019, the clearing house maintained $76.3 billion and $22.9 billion, respectively, within the cash accounts at the Federal Reserve Bank of Chicago. The cash deposited at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.

CME and The Options Clearing Corporation (OCC) have a perpetual cross-margin arrangement, whereby a clearing firm may maintain a cross-margin account in which a clearing firm's positions in certain equity index futures and options are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or CME's proportionate share per that agreement. If a participating firm defaults, the gain or loss on the liquidation of the firm's open position and the proceeds from the liquidation of the cross-margin account would be allocated 50% each to CME and OCC. In the event of a remaining loss, CME would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm's guaranty fund contributions, performance bonds and any other available assets, such as assets required for clearing membership and any associated trading rights. In addition, the clearing house would make a demand for payment pursuant to any applicable guarantee, if any, provided to it by the parent company of the clearing firm. Thereafter, if the payment default remains unsatisfied, the clearing house would use its corporate contributions designated for the respective financial safeguard package. The clearing house would then use guaranty fund contributions of other clearing firms within the respective financial safeguard package and funds collected through an assessment against solvent clearing firms within the respective financial safeguard package to satisfy the deficit.
In addition, CME has perpetual cross-margin agreements with Fixed Income Clearing Corporation (FICC) whereby the clearing firms' offsetting positions with CME and FICC are subject to reduced performance bond requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but depending on the net offsetting positions between CME and FICC, each clearing house may reduce that firm's performance bond requirements. In the event of a firm default, the total liquidation net gain or loss on the firm's offsetting open positions and the proceeds from the liquidation of the performance bond collateral held by each clearing house's supporting offsetting positions would be divided evenly between CME and FICC. Additionally, if, after liquidation of all the positions and collateral of the defaulting firm at each respective clearing organization, and taking into account any cross-margining loss sharing payments, any of the participating clearing organizations has a remaining liquidating surplus, and any other participating clearing organization has a remaining liquidating deficit, any additional surplus from the liquidation would be shared with the other clearing house to the extent that it has a remaining liquidating deficit. Any remaining surplus funds would be passed to the bankruptcy trustee. In the event of a remaining loss, CME would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm's guaranty fund contributions, performance bonds and any other available assets, such as assets required for clearing membership and any associated trading rights. In addition, the clearing house would make a demand for payment pursuant to any applicable guarantee, if any, provided to it by the parent company of the clearing firm. Thereafter, if the payment default remains unsatisfied, the clearing house would use its corporate contributions designated for the respective financial safeguard package. The clearing house would then use guaranty fund contributions of other clearing firms within the respective financial safeguard package and funds collected through an assessment against solvent clearing firms within the respective financial safeguard package to satisfy the deficit.
Each clearing firm for futures and options is required to deposit and maintain specified guaranty fund contributions in the form of cash or U.S. Treasury securities (base guaranty fund). In the event that performance bonds, guaranty fund contributions and other assets required to support clearing membership of a defaulting clearing firm are inadequate to fulfill that clearing firm's outstanding financial obligation, the base guaranty fund for contracts other than interest rate swaps is available to cover potential losses after first utilizing $100.0 million of corporate contributions designated by CME to be used in the event of a default of a clearing firm for the base guaranty fund.
The clearing house maintains a separate guaranty fund to support the clearing firms that clear interest rate swap products (cleared interest rate swaps contract guaranty fund). The funds for interest rate swaps are independent of the base guaranty fund and are isolated to clearing firms for products in the respective asset class. Each clearing firm for cleared interest rate swaps is required to deposit and maintain specified guaranty fund contributions in the form of cash or U.S. Treasury securities. In the event that performance bonds, guaranty fund contributions and other assets required to support clearing membership of a defaulting clearing firm for cleared interest rate swap contracts are inadequate to fulfill that clearing firm's outstanding financial obligation, the interest rate swaps contracts guaranty fund is available to cover potential losses after first utilizing $150.0 million of corporate contributions designated by CME to be used in the event of a default of a cleared interest rate swap clearing firm.
CME maintains a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by the clearing house. CME may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between CME and its clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $7.0 billion. At December 31, 2020, guaranty fund contributions available for clearing firms were $8.0 billion. CME has the option to request an increase in the line from $7.0 billion to $10.0 billion, subject to the approval of participating banks. In addition to the 364-day fully secured, committed multi-currency line of credit, the company also has the option to use the $2.4 billion multi-currency revolving senior credit facility to provide liquidity for the clearing house in the unlikely event of default.
The clearing house is required under the Commodity Exchange Act in the U.S. to segregate cash and securities deposited by clearing firms from its customers. In addition, the clearing house requires segregation of all funds deposited by its clearing firms from operating funds.
Cash and non-cash deposits held as performance bonds and guaranty fund contributions at fair value at December 31, 2020 and 2019 were as follows:

	2020		2019
(in millions)	Cash	Non-Cash Deposits and IEF Funds (1)	Cash	Non-Cash Deposits and IEF Funds (1)
Performance bonds	$83,923.5	$124,573.7	$35,597.3	$116,462.7
Guaranty fund contributions	2,770.0	6,015.7	1,470.1	7,500.6
Cross-margin arrangements	88.1	8.1	—	191.2
Performance bond collateral for delivery	0.2	2.1	9.6	2.1
Total	$86,781.8	$130,599.6	$37,077.0	$124,156.6
  _______________
(1) IEF funds include customer-directed investments in IEF funds that are not included on the consolidated balance sheets.
Cross-margin arrangements include collateral for the cross-margin accounts with OCC and FICC.
Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $134.7 million and $133.8 million at December 31, 2020 and 2019, respectively. Intraday settlements may be invested on an overnight basis and are offset by an equal liability owed to clearing firms.
In addition to cash, securities and other non-cash deposits, irrevocable letters of credit may be used as performance bond deposits for clearing firms. At December 31, 2020 and 2019 these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in millions)	2020	2019
Performance bonds	$3,394.8	$2,461.0
Performance bond collateral for delivery	1,290.4	2,242.2
Total Letters of Credit	$4,685.2	$4,703.2
All cash, securities and letters of credit posted as performance bonds are only available to meet the financial obligations of that clearing firm to the clearing house.
6. PROPERTY
A summary of the property accounts at December 31, 2020 and 2019 is presented below:

(in millions)	2020	2019	Estimated Useful Life
Land and land improvements	$7.7	$7.8	10 - 20 years (1)
Building and building improvements	167.1	173.9	3 - 39 years
Leasehold improvements	225.5	219.0	3 - 19 years
Furniture, fixtures and equipment	492.9	433.0	2 - 7 years
Software and software development costs	647.2	577.8	2 - 4 years
Total property	1,540.4	1,411.5
Less accumulated depreciation and amortization	(961.2)	(867.5)
Property, net	$579.2	$544.0
_______________
(1) Estimated useful life applies only to land improvements.

7. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consisted of the following at December 31, 2020 and 2019:

	2020			2019
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$5,858.0	$(1,632.5)	$4,225.5	$5,797.1	$(1,346.0)	$4,451.1
Technology-related intellectual property	178.4	(68.2)	110.2	174.3	(46.6)	127.7
Other	106.9	(27.3)	79.6	103.8	(14.9)	88.9
Total Amortizable Intangible Assets	$6,143.3	$(1,728.0)	4,415.3	$6,075.2	$(1,407.5)	4,667.7

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total Intangible Assets—Other, Net			$4,865.3			$5,117.7
Trading products (1)			$17,175.3			$17,175.3
 _______________
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
The originally assigned useful lives for the amortizable intangible assets as of December 31, 2020 are as follows:

Clearing firm, market data and other customer relationships	5 - 30 years
Technology-related intellectual property	5 - 9 years
Other	3 - 24.5 years
Total amortization expense for intangible assets was $311.2 million, $314.7 million and $130.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)
2021	$316.6
2022	316.2
2023	314.9
2024	308.1
2025	308.0
Thereafter	2,851.5

Goodwill activity consisted of the following for the years ended December 31, 2020 and 2019:

(in millions)	Balance at December 31, 2019	Other Activity (1)	Balance at December 31, 2020
CBOT Holdings	$5,066.4	$—	$5,066.4
NYMEX Holdings	2,462.2	—	2,462.2
NEX	3,173.5	56.3	3,229.8
Other	40.4	—	40.4
Total Goodwill	$10,742.5	$56.3	$10,798.8
(in millions)	Balance at December 31, 2018	Other Activity (1)	Balance at December 31, 2019
CBOT Holdings	$5,066.4	$—	$5,066.4
NYMEX Holdings	2,462.2	—	2,462.2
NEX	3,236.3	(62.8)	3,173.5
Other	40.4	—	40.4
Total Goodwill	$10,805.3	$(62.8)	$10,742.5
 _______________
1) Other activity includes currency translation adjustments and measurement period adjustments, including adjustments to intangible assets, fixed assets, other assets and accrued liabilities, as well as goodwill associated with assets sold and held for sale. The company finalized its purchase price allocation of net tangible and intangible assets associated with NEX in the fourth quarter of 2019.
8. LONG-TERM INVESTMENTS
The company maintains various long-term investments as described below. The investments are recorded in other assets on the consolidated balance sheets.
DME Holdings Limited. The company owns an approximately 50% interest in DME Holdings Limited (DME Holdings), and accounts for its investment in DME Holdings using the equity method of accounting. The company's investment in DME Holdings was $14.6 million at December 31, 2020. The company and DME Holdings maintain an agreement for Dubai Mercantile Exchange futures contracts to be exclusively traded on the CME Globex platform.
S&P/DJI Indices LLC. The company owns a 27% interest in S&P/Dow Jones Indices LLC (S&P/DJI) and accounts for its investment in S&P/DJI using the equity method of accounting. The company's investment in S&P/DJI was $971.5 million at December 31, 2020. The company has long-term exclusive licensing agreements with S&P/DJI to list products based on the Standard & Poor's Indices and Dow Jones Indices.
Shanghai CFETS-NEX International Money Broking Co., Ltd. The company owns a 33% interest in Shanghai CFETS-NEX International Money Broking Co., Ltd. (CFETS) and accounts for its investment in CFETS using the equity method of accounting. The company's investment in CFETS was $35.7 million at December 31, 2020.

9. DEBT
Long-term debt outstanding consisted of the following at December 31, 2020 and 2019 (in U.S. dollar equivalents):

(in millions)	2020	2019
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$748.6	$747.7
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	18.1	16.4
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	747.0	746.3
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	496.8	496.4
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	743.1	742.8
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	690.2	689.8
Commercial paper (4)	—	303.8
Total long-term debt	$3,443.8	$3,743.2
 _______________
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
Commercial paper with an aggregate par value of $1.3 billion and maturities ranging from 1 to 18 days was issued during 2020. The weighted average balance of commercial paper outstanding during the year was $46.5 million. There was no outstanding commercial paper balance as of December 31, 2020.
Long-term debt maturities, at par value (in U.S. dollar equivalents), were as follows as of December 31, 2020:

(in millions)	Par Value
2021	$—
2022	750.0
2023	18.4
2024	—
2025	750.0
Thereafter	1,950.0

10. INCOME TAXES
The company is subject to regulation under a wide variety of U.S., federal, state and foreign tax laws and regulations. Income before income taxes and the income tax provision consisted of the following for the years ended December 31, 2020, 2019 and 2018:

(in millions)	2020	2019	2018
Income before income taxes:
Domestic	$2,640.7	$2,650.2	$2,716.8
Foreign	81.4	39.4	61.0
Total	$2,722.1	$2,689.6	$2,777.8
Income tax provision:
Current:
Federal	$488.4	$419.5	$524.8
State	140.1	139.2	154.2
Foreign	28.8	18.8	20.8
Total	657.3	577.5	699.8
Deferred:
Federal	2.3	(6.7)	(9.3)
State	(36.8)	28.0	127.8
Foreign	(7.1)	(25.0)	(4.2)
Total	(41.6)	(3.7)	114.3
Total Income Tax Provision	$615.7	$573.8	$814.1
Reconciliation of the U.S. federal income tax rate (statutory tax rate) to the effective tax rate is as follows:

	2020	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.0	4.1	4.5
Impact of revised state and local apportionment estimates	(1.0)	0.8	3.5
Impact of 2017 Tax Act	—	—	(0.2)
Foreign-derived intangible income deduction	(2.0)	(3.8)	—
Other, net	0.6	(0.8)	0.5
Effective Tax Expense (Benefit) Rate	22.6%	21.3%	29.3%
In 2020, the effective tax rate was higher than the statutory tax rate. The increase to the effective tax rate for the state taxes was partially offset by the foreign-derived intangible income deduction (FDII).
In 2019, the effective tax rate was slightly higher than the statutory tax rate. The increase to the effective tax rate for the state taxes was partially offset by the FDII deduction. Proposed FDII deduction regulations were released in 2019 and as a result, management revised the income tax calculations to reflect the proposed guidance. The benefit recognized in 2019 includes estimates for the deduction for 2018 and 2019.
In 2018, the effective tax rate was higher than the statutory tax rate primarily due to the NEX acquisition impact on state tax expense.

At December 31, 2020 and 2019, deferred income tax assets (liabilities) consisted of the following:

(in millions)	2020	2019
Deferred Income Tax Assets:
Net operating losses	$36.8	$35.9
Accrued expenses, compensation and other	59.1	46.2
Subtotal	95.9	82.1
Valuation allowance	(11.3)	(10.0)
Total deferred income tax assets	84.6	72.1
Deferred Income Tax Liabilities:
Purchased intangible assets	(5,614.9)	(5,654.4)
Property	(45.7)	(23.3)
Total deferred income tax liabilities	(5,660.6)	(5,677.7)
Net Deferred Income Tax Liabilities	$(5,576.0)	$(5,605.6)
Reported as:
Net non-current deferred tax assets	$31.0	$29.6
Net non-current deferred tax liabilities	(5,607.0)	(5,635.2)
Net Deferred Income Tax Liabilities	$(5,576.0)	$(5,605.6)
A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred income tax assets may not be realized. The ultimate realization of the deferred income tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
At December 31, 2020 and 2019, the company had domestic and foreign income tax loss carry forwards of $190.2 million and $202.1 million, respectively. These amounts primarily related to losses from the acquisition of NEX Group plc, the acquisitions of Swapstream Limited and its affiliates, the acquisition of Pivot, Inc., losses incurred in the operation of various foreign entities and capital losses from the sales of securities. At December 31, 2020 and 2019, the company determined that it was not more-likely-than-not that certain foreign deferred income tax assets will be fully realized.
As a result, valuation allowances of $11.3 million and $10.0 million were recorded at December 31, 2020 and 2019, respectively.
The following is a summary of the company’s unrecognized tax benefits at December 31, 2020, 2019 and 2018:

(in millions)	2020	2019	2018
Gross unrecognized tax benefits	$328.2	$388.5	$396.2
Unrecognized tax benefits, net of tax impacts in other jurisdictions	302.4	359.6	367.9
Unrecognized interest and penalties related to uncertain tax positions	43.6	53.3	63.5
Interest and penalties recognized on the consolidated statements of income	7.7	(1.5)	29.5
The company does not believe it is reasonably possible that within the next twelve months, unrecognized tax benefits will change by a significant amount.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

(in millions)	2020	2019	2018
Balance at January 1	$388.5	$396.2	$308.8
Additions based on tax positions related to the current year	20.2	30.3	27.2
Unrecognized tax benefits acquired at date of acquisition	—	—	58.4
Additions for tax positions of prior years	3.2	4.7	7.7
Reductions for tax positions of prior years	(10.8)	(8.8)	(0.3)
Reductions resulting from the lapse of statutes of limitations	—	(1.7)	(3.1)
Settlements with taxing authorities	(72.9)	(32.2)	(2.5)
Balance at December 31	$328.2	$388.5	$396.2
The company is subject to U.S. federal income tax as well as income taxes in Illinois and multiple other state, local and foreign jurisdictions.  As of December 31, 2020, substantially all federal and state income tax matters had been concluded through 2007 and 2006, respectively.
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
The following is a summary of the change in projected benefit obligation:

(in millions)	2020	2019
Balance at January 1	$324.2	$265.1
Service cost	26.7	19.0
Interest cost	11.7	12.3
Actuarial (gain) loss	25.2	35.9
Benefits paid	(7.5)	(8.1)
Balance at December 31	$380.3	$324.2
The actuarial losses recognized as of December 31, 2020 and 2019 are the result of a reduction in the discount rate used to determine the projected benefit obligation as of each year end.
The aggregate accumulated benefit obligation was $350.3 million and $293.1 million at December 31, 2020 and 2019, respectively.
The following is a summary of the change in fair value of plan assets:

(in millions)	2020	2019	2018
Balance at January 1	$356.9	$315.8	$348.0
Actual return on plan assets	38.8	49.2	(17.3)
Benefits paid	(7.5)	(8.1)	(14.9)
Balance at December 31	$388.2	$356.9	$315.8
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

The fair value of each major category of plan assets as of December 31, 2020 and 2019 is indicated below:

(in millions)	2020	2019
Level 2:
Money market funds	$14.1	$9.6
Mutual funds:
Fixed income	140.2	155.0
U.S. equity	149.4	121.1
Foreign equity	84.5	71.2
Total	$388.2	$356.9
At December 31, 2020 and 2019, the fair value of pension plan assets exceeded the projected benefit obligation by $7.9 million and $32.7 million, respectively, and the excess was recorded as a non-current pension asset in other assets.
CME's funding goal is to have its pension plan 100% funded at each year-end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2020 assumptions have been used to project the assets and liabilities from December 31, 2020 to December 31, 2021. The company anticipates based on this projection that an additional contribution of $6.0 million in 2021 will be necessary for it to meet its funding goal. However, the amount of the actual contribution is contingent on various factors, including the actual rate of return on the plan assets during 2021 and the December 31, 2021 discount rate.
The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate at December 31, 2020, 2019 and 2018 are indicated below:

(in millions)	2020	2019	2018
Components of Net Pension Expense:
Service cost	$26.7	$19.0	$19.1
Interest cost	11.7	12.3	10.5
Expected return on plan assets	(21.0)	(20.0)	(22.1)
Recognized net actuarial loss	4.8	5.0	2.7
Net Pension Expense	$22.2	$16.3	$10.2
Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	2.70%	3.40%	4.40%
Rate of compensation increase	4.00	5.00	5.00
Cash balance interest crediting rate	4.00	4.00	4.00
Assumptions Used to Determine Net Pension Expense:
Discount rate	3.40%	4.40%	3.70%
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	6.00	6.50	6.50
Interest crediting rate	4.00	4.00	4.00
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

The overall objective of the plan is to achieve required long-term rates of return in order to meet future benefit payments. The component of the investment policy for the plan that has the most significant impact on returns is the asset mix. The asset mix has a minimum and maximum range depending on asset class. The plan assets are diversified to minimize the risk of large losses by any one or more individual assets. Such diversification is accomplished, in part, through the selection of asset mix and investment management. The asset allocation for the plan, by asset category, at December 31, 2020 and 2019 was as follows:

	2020	2019
Fixed income	36.1%	43.5%
Money market funds	3.6	2.7
U.S. equity	38.5	33.9
Foreign equity	21.8	19.9
For 2021, management expects the fixed income asset class to remain at approximately 50% of the portfolio. The target allocation for the U.S. equity asset class is expected to range from 15% to 45% of the portfolio and the target allocation for the foreign equity asset class is expected to range from approximately 10% to 30% of the portfolio.
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
The pre-tax balance and activity of actuarial losses for the pension plan, which are included in other comprehensive income (loss), for 2020 are as follows:

(in millions)	Actuarial Loss
Balance at January 1	$75.2
Unrecognized net loss	7.3
Recognized as a component of net pension expense	(4.8)
Balance at December 31	$77.7
At December 31, 2020, anticipated benefit payments from the plan in future years are as follows:

(in millions)
2021	$25.3
2022	26.2
2023	27.4
2024	28.4
2025	29.3
2026-2030	154.5
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
Aggregate expense for all of the defined contribution savings plans amounted to $27.7 million, $23.6 million and $13.8 million in 2020, 2019 and 2018, respectively.
CME Non-Qualified Plans. CME maintains non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the company and totaled $82.6 million and $66.1 million at December 31, 2020 and 2019 respectively. Although the value of the plans is recorded as an asset in marketable securities on the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense. The non-qualified plans include the following:
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
COMEX Members' Retirement Plan and Benefits. COMEX maintains a non-qualified retirement and benefit plan under the COMEX Members' Retirement Plan and Benefits plan (MRRP). This plan provides benefits to certain members of the COMEX division based on long-term membership, and participation is limited to individuals who were COMEX division members prior to NYMEX's acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of this acquisition. All benefits to be paid under the MRRP are based on reasonable actuarial assumptions which are based upon the amounts that are available and are expected to be available to pay benefits. There were no contributions to the plan in 2020, 2019 and 2018. At December 31, 2020 and 2019, the obligation for the MRRP totaled $15.7 million and $16.5 million, respectively. Assets with a fair value of $19.0 million and $19.3 million have been allocated to this plan at December 31, 2020 and 2019, respectively, and are included in marketable securities and cash and cash equivalents on the consolidated balance sheets. The balances in this plan are subject to the claims of general creditors of COMEX.
12. LEASES AND OTHER COMMITMENTS
Leases. The company has operating leases for datacenters and corporate offices. The operating leases have remaining lease terms of up to 17 years, some of which include options to extend or renew the leases for up to an additional five years, and some of which include options to early terminate the leases in less than 12 months. Management evaluates the exercisability of these options at least quarterly in order to determine whether the contract term must be reassessed. For a small number of the leases, primarily the international locations, management's approach is to enter into short-term leases for a lease term of 12 months or less in order to provide for greater flexibility in the local environment. For certain office spaces, the company has entered into arrangements to sublease excess space to third parties, while the original lease contract remains in effect with the landlord.
The company also has one finance lease, which is related to the sale of our datacenter in March 2016. In connection with the sale, the company leased back a portion of the property. The sale leaseback transaction was recognized under the financing method and not as a sale leaseback arrangement.
The right-of-use lease asset is recorded within other assets, and the present value of the lease liability is recorded within other liabilities (segregated between short-term and long-term) on the consolidated balance sheets. The discount rate applied to the lease payments represents the company's incremental borrowing rate. The company has elected to utilize the short-term lease exception as prescribed in the leasing standard, such that the company has not capitalized on the balance sheet a lease asset or lease liability associated with leases with terms of 12 months or less from the commencement date.

The components of lease costs were as follows for the years ended December 31, 2020 and 2019:

(in millions)	2020	2019
Operating lease expense:
Operating lease cost	$66.1	$72.3
Short-term lease cost	0.7	6.2
Total operating lease expense included in other expense	$66.8	$78.5

Finance lease expense:
Interest expense	$3.3	$3.6
Depreciation expense	8.7	9.2
Total finance lease expense	$12.0	$12.8

Sublease revenue included in other revenue	$13.3	$10.2
Supplemental cash flow information related to leases was as follows for years ended December 31, 2020 and 2019:

(in millions)	2020	2019
Cash outflows for operating leases	$64.3	$66.5
Cash outflows for finance leases	16.9	19.0
Supplemental balance sheet information related to leases was as follows as of December 31, 2020 and 2019:
Operating leases

(in millions)	2020	2019
Operating lease right-of-use assets	$390.3	$417.1

Operating lease liabilities:
Other current liabilities	$44.5	$42.3
Other liabilities	492.2	514.8
Total operating lease liabilities	$536.7	$557.1

Weighted average remaining lease term (in months)	138	146
Weighted average discount rate	3.9%	4.0%

Finance leases

(in millions)	2020	2019
Finance lease right-of-use assets	$88.8	$97.5

Finance lease liabilities:
Other current liabilities	$7.7	$7.4
Other liabilities	83.8	91.5
Total finance lease liabilities	$91.5	$98.9

Weighted average remaining lease term (in months)	123	135
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of December 31, 2020 for operating and finance leases:

(in millions)	Operating Leases
2021	63.9
2022	67.0
2023	65.4
2024	59.4
2025	56.8
Thereafter	346.0
Total lease payments	658.5
Less: imputed interest	(121.8)
Present value of lease liability	$536.7

(in millions)	Finance Lease
2021	17.0
2022	17.1
2023	17.2
2024	17.4
2025	17.5
Thereafter	94.3
Total lease payments	180.5
Less: imputed interest	(89.0)
Present value of lease liability	$91.5
Other Commitments. Commitments include material contractual purchase obligations that are non-cancellable. Purchase obligations relate to advertising, licensing, hardware, software and maintenance as well as telecommunication services. At December 31, 2020, future minimum payments due under purchase obligations were payable as follows (in millions):

Year
2021	$25.5
2022	20.6
2023	9.8
2024	0.4
2025	—
Thereafter	—
Total	$56.3

13. CONTINGENCIES
Legal and Regulatory Matters. In the normal course of business, the company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry and oversight. These matters could result in censures, fines, penalties or other sanctions. Management believes the outcome of any resulting actions will not have a material impact on its consolidated financial position or results of operations. However, the company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential fines, penalties or injunctive or other equitable relief, if any, that may result from these matters.
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
No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of December 31, 2020 and 2019.
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
14. GUARANTEES
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2023. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2023 unless either party provides advance notice of its intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At December 31, 2020, CME was contingently liable to SGX on irrevocable letters of credit totaling $310.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company's guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at December 31, 2020.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund has an aggregate maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is zero and therefore has not recorded any liability at December 31, 2020.
15. CAPITAL STOCK
Shares Outstanding. The following table presents information regarding capital stock:

	December 31,
(in thousands)	2020	2019
Class A common stock authorized	1,000,000	1,000,000
Class A common stock issued and outstanding	358,110	357,469
Class B-1 common stock authorized, issued and outstanding	0.6	0.6
Class B-2 common stock authorized, issued and outstanding	0.8	0.8
Class B-3 common stock authorized, issued and outstanding	1.3	1.3
Class B-4 common stock authorized, issued and outstanding	0.4	0.4
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
Election of Directors. The CME Group board of directors is currently comprised of 23 members. Holders of Class B-1, Class B-2 and Class B-3 common stock have the right to elect six directors, of which three are elected by Class B-1 shareholders, two are elected by Class B-2 shareholders and one is elected by Class B-3 shareholders. The remaining directors are elected by the Class A and Class B shareholders voting as a single class.
Dividends. Holders of Class A and Class B common stock of CME Group are entitled to receive proportionately such dividends, if any, as may be declared by the CME Group board of directors.
CME Group Omnibus Stock Plan. CME Group has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A common stock shares have been reserved for awards under the plan. Awards totaling 25.0 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2020 (note 16).
Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. A total of 625,000 Class A shares have been reserved under this plan, and approximately 417,000 shares have been awarded through December 31, 2020.
Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. A total of 500,000 Class A shares have been reserved under this plan, of which approximately 353,000 shares have been purchased through December 31, 2020 (note 16).
16. STOCK-BASED PAYMENTS
CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A shares have been reserved for awards under the plan. Awards totaling 25.0 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2020. Awards granted generally vest over a four-year period, with 25% vesting one year after the grant date and on that same date in each of the following three years.
Total compensation expense for stock-based payments and total income tax benefit recognized on the consolidated statements of income for stock-based awards at December 31, 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
Compensation expense	$96.9	$85.8	$96.8
Income tax benefit recognized	23.6	27.3	27.5

At December 31, 2020, there was $142.9 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. The total unrecognized expense is expected to be recognized over a weighted average period of 2.2 years.
Stock options have not been granted since 2012. The following table summarizes stock option activity for 2020. Aggregate intrinsic value is in millions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	227,084	$54	1.4	$33.2
Exercised	(123,561)	54
Cancelled	(700)	54
Outstanding at December 31, 2020	102,823	54	0.7	13.1
Exercisable at December 31, 2020	102,823	54	0.7	13.1
The total intrinsic value of options exercised during 2020, 2019 and 2018 was $16.7 million, $23.1 million and $17.8 million, respectively.
In 2020, the company granted 426,694 shares of restricted Class A common stock and 31,112 shares of restricted stock units. Restricted common stock and restricted stock units generally have a vesting period of two to four years. The fair value related to these grants was $76.9 million, which is recognized as compensation expense on an accelerated basis over the vesting period. Dividends are accrued on restricted Class A common stock and restricted stock units and are paid once the restricted stock vests. In 2020, the company also granted 209,534 performance shares. The fair value related to these grants was $37.2 million, which is recognized as compensation expense on a straight-lined basis over the vesting period. The vesting of these shares is contingent on meeting stated performance or market conditions, generally measured over a three year period.
The following table summarizes restricted stock, restricted stock units, and performance shares activity for 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	1,324,378	$177
Granted	667,340	171
Vested	(456,295)	148
Cancelled	(271,136)	153
Outstanding at December 31, 2020	1,264,287	190
The total fair value of restricted stock, restricted stock units, and performance shares that vested during 2020, 2019 and 2018 was $79.4 million, $77.7 million and $76.6 million, respectively.
Under the ESPP, eligible employees may acquire shares of Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the Nasdaq Global Select Market. Compensation expense is recognized on the dates of purchase for the discount from the closing price. In 2020, 2019 and 2018, a total of 44,029, 26,134 and 22,249 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.8 million for the purchase discount was recognized in 2020, $0.5 million was recognized in 2019 and $0.4 million was recognized in 2018.
Non-executive directors receive an annual award of Class A common stock with a value equal to $120,000. Non-executive directors may also elect to receive some or all of the cash portion of their annual stipend, up to $80,000, in shares of stock based on the closing price at the date of distribution. As a result, 17,322 shares, 16,328 shares and 16,640 shares of Class A common stock were issued to non-executive directors during 2020, 2019 and 2018, respectively. These shares are not subject to any vesting restrictions. Expense of $3.1 million, $3.0 million and $2.6 million related to these stock-based payments was recognized for the years ended December 31, 2020, 2019 and 2018, respectively.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2019	$0.8	$(55.1)	$69.0	$(11.3)	$3.4
Other comprehensive income before reclassifications and income tax benefit (expense)	1.1	(7.4)	—	134.3	128.0
Amounts reclassified from accumulated other comprehensive income	—	4.7	(2.7)	0.4	2.4
Income tax benefit (expense)	(0.3)	0.7	0.7	—	1.1
Net current period other comprehensive income	0.8	(2.0)	(2.0)	134.7	131.5
Balance at December 31, 2020	$1.6	$(57.1)	$67.0	$123.4	$134.9

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2018	$0.1	$(53.8)	$69.7	$(10.7)	$5.3
Other comprehensive income before reclassifications and income tax benefit (expense)	1.0	(6.6)	0.6	(0.6)	(5.6)
Amounts reclassified from accumulated other comprehensive income	—	4.9	(1.2)	—	3.7
Income tax benefit (expense)	(0.3)	0.4	(0.1)	—	—
Net current period other comprehensive income	0.7	(1.3)	(0.7)	(0.6)	(1.9)
Balance at December 31, 2019	$0.8	$(55.1)	$69.0	$(11.3)	$3.4

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2017	$0.6	$(36.1)	$58.0	$(8.2)	$14.3
Other comprehensive income before reclassifications and income tax benefit (expense)	(0.8)	(15.3)	0.9	(2.5)	(17.7)
Amounts reclassified from accumulated other comprehensive income	—	2.6	(1.2)	—	1.4
Income tax benefit (expense)	0.2	3.2	0.1	—	3.5
Net current period other comprehensive income	(0.6)	(9.5)	(0.2)	(2.5)	(12.8)
Impact of adoption of standards update on tax effects related to accumulated other comprehensive income	0.1	(8.2)	11.9	—	3.8
Balance at December 31, 2018	$0.1	$(53.8)	$69.7	$(10.7)	$5.3
18. FAIR VALUE MEASUREMENTS
The company uses a three-level classification hierarchy of fair value measurements for disclosure purposes:
•Level 1 inputs, which are considered the most reliable evidence of fair value, consist of quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 inputs consist of observable market data, other than level 1 inputs, such as quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are directly observable.

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
Level 3 assets include fixed assets, intangible assets and certain investments that were impaired.
Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheets as of December 31, 2020 and 2019 were classified in their entirety based on the lowest level of input that was significant to each asset or liability's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$17.9	$—	$—	$17.9
Mutual funds	82.6	—	—	82.6
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	100.6	0.3	—	100.9
Total Assets at Fair Value	$100.6	$0.3	$—	$100.9

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$16.7	$—	$—	$16.7
Mutual funds	66.1	—	—	66.1
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	82.9	0.3	—	83.2
Performance bonds and guaranty fund contributions (1):
U.S. government agencies securities	898.2	—	—	898.2
Total Assets at Fair Value	$981.1	$0.3	$—	$981.4
 _______________
(1) Performance bonds and guaranty fund contributions on the consolidated balance sheet at December 31, 2019 include U.S. government agency securities purchased with cash collateral.
Non-Recurring Fair Value Measurements. During 2020, the company recognized impairment charges of $31.4 million related to certain intangible assets and fixed assets. The combined fair values of the assets were estimated to be zero at December 31, 2020. The company also recognized net unrealized gains on certain investments of $0.9 million. The combined fair values of these investments were estimated to be $35.2 million. These assessments were based on quantitative and qualitative indications of impairment. The fair value measurements of the investments, fixed assets and assets held for sale are considered level 3 and non-recurring.
Fair Values of Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below that are classified as level 2 under the fair value hierarchy were estimated using quoted market prices in inactive markets.

At December 31, 2020, the fair values (in U.S. dollar equivalents) were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due September 2022	785.1	Level 2
€15.0 million fixed rate notes due May 2023	20.3	Level 2
$750.0 million fixed rate notes due March 2025	822.4	Level 2
$500.0 million fixed rate notes due June 2028	594.4	Level 2
$750.0 million fixed rates notes due September 2043	1,113.9	Level 2
$700.0 million fixed rate notes due June 2048	941.6	Level 2
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

(in thousands)	2020	2019	2018
Stock awards	87	519	79
Total	87	519	79
The following table presents the earnings per share calculation for the years presented:

	2020	2019	2018
Net Income Attributable to CME Group (in millions)	$2,105.2	$2,116.5	$1,962.2
Weighted Average Common Shares Outstanding (in thousands):
Basic	357,764	357,155	342,344
Effect of stock options and stock awards	760	1,084	1,393
Diluted	358,524	358,239	343,737
Earnings per Common Share Attributable to CME Group:
Basic	$5.88	$5.93	$5.73
Diluted	5.87	5.91	5.71

20. QUARTERLY INFORMATION (UNAUDITED)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Year Ended December 31, 2020
Total revenues	$1,522.1	$1,182.3	$1,080.7	$1,098.5	$4,883.6
Operating income	959.9	637.5	525.0	515.0	2,637.4
Non-operating income (expense)	29.4	23.8	11.5	20.0	84.7
Income before income taxes	989.3	661.3	536.5	535.0	2,722.1
Net income attributable to CME Group	766.2	503.3	411.7	424.0	2,105.2
Earnings per common share attributable to CME Group:
Basic	$2.14	$1.41	$1.15	$1.18	$5.88
Diluted	2.14	1.40	1.15	1.18	5.87
Year Ended December 31, 2019
Total revenues	$1,179.6	$1,272.7	$1,277.3	$1,138.4	$4,868.0
Operating income	631.0	698.6	685.2	573.0	2,587.8
Non-operating income (expense)	9.2	3.5	38.0	51.1	101.8
Income before income taxes	640.2	702.1	723.2	624.1	2,689.6
Net income attributable to CME Group	496.9	513.8	636.3	469.5	2,116.5
Earnings per common share attributable to CME Group:
Basic	$1.39	$1.44	$1.78	$1.31	$5.93
Diluted	1.39	1.43	1.78	1.31	5.91
21. SUBSEQUENT EVENTS
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events that require disclosure, except the following:
On January 12, 2021, the company announced that it has agreed with IHS Markit to combine their post-trade services into a new joint venture. The new company will include trade processing and risk mitigation operations. It will include CME Group's optimization business, which includes Traiana, TriOptima and Reset. The transaction is expected to close in mid-2021, subject to customary antitrust and regulatory approvals and other customary closing conditions.
In January 2021, the net assets that will be contributed to the joint venture were classified as held for sale following approval of the transaction by the company's Board of Directors. The company is still evaluating the full financial statement impact of the transaction.

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
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the company's management, including the company's Chief Executive Officer and Chief Financial Officer, have evaluated the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during 2020, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2020. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in the report on page 88.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CME Group Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CME Group Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 10 to the consolidated financial statements, the Company had unrecognized income tax benefits of $328.2 million related to uncertain tax positions as of December 31, 2020. Uncertainty in a tax position may arise due to the application of complex tax regulations. The Company uses significant judgment to (1) determine whether, based on the technical merits, the tax position is more likely than not to be sustained upon examination and (2) measure the amount of the tax benefit that qualifies for recognition.
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
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of CME Group Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited CME Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CME Group Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CME Group Inc. and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
February 26, 2021

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted written codes of conduct applicable to all of our employees, including our Chairman and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers. In accordance with SEC rules and regulations, copies of these codes of conduct are available on our website at www.cmegroup.com under the "Investor Relations — Corporate Governance" link. In accordance with SEC rules and regulations and the listing requirements of Nasdaq, we intend to disclose promptly on the website and location specified above any substantive amendments to these codes of conduct and any waivers granted to our executive officers or Board members. In addition, we have adopted Corporate Governance Principles which govern the practices of our board of directors. You may also obtain a copy of our codes of conduct and our Corporate Governance Principles by following the instructions in the section of this Annual Report on Form 10-K entitled "Item 1. Business — Available Information."
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of CME Group’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 5, 2021, to be filed by CME Group with the SEC pursuant to Regulation 14A within 120 days after December 31, 2020 (Proxy Statement). Additional information called for by this item is contained in Item 1 of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."
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
EQUITY COMPENSATION PLAN INFORMATION
We currently maintain the following equity compensation plans: CME Group Inc. Amended and Restated Omnibus Stock Plan, CME Group Inc. Director Stock Plan and CME Group Inc. Amended and Restated Employee Stock Purchase Plan. We do not maintain any equity compensation plans not approved by shareholders. A description of each of these plans and the number of shares authorized and available for future awards is included in note 16 of the notes to consolidated financial statements. The numbers in the following table are as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	102,823	$54.41	15,627,263
Equity compensation plans not approved by security holders	—	—
Total	102,823		15,627,263
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
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2020 and 2019
Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Equity for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:
CME Group Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2020, 2019 and 2018
(dollars in millions)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other(1)	Balance at end of year
Year Ended December 31, 2020
Allowance for doubtful accounts	$3.4	$1.7	$0.3	$5.4
Allowance for deferred tax assets	10.0	1.3	—	11.3
Year Ended December 31, 2019
Allowance for doubtful accounts	$2.7	$2.1	$(1.4)	$3.4
Allowance for deferred tax assets	10.7	(0.7)	—	10.0
Year Ended December 31, 2018
Allowance for doubtful accounts	$2.2	$0.6	$(0.1)	$2.7
Allowance for deferred tax assets	11.2	(0.5)	—	10.7
_______________
(1)Includes write-offs of doubtful accounts, foreign currency and additions to allowance for deferred tax assets through accumulated other comprehensive income (loss). Other activity for the allowance for doubtful accounts also includes the impact of the adoption of new guidance on credit losses in 2020.
All other schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown on the consolidated financial statements or notes thereto.
(3)Exhibits
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

Exhibit Number	Description of Exhibit
10.20
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

10.21
Amendment No. 3 to Credit Agreement and Bank Joinder Agreement, dated as of April 29, 2020, between Chicago Mercantile Exchange Inc., certain lenders, Bank of America, N.A., as Administrative Agent and Citibank N.A., as Collateral Agent and Collateral Monitoring Agent. The Amended Credit Agreement, as amended as of April 29, 2020, between Chicago Mercantile Exchange Inc., certain lenders, Bank of America, N.A., as Administrative Agent and Citibank N.A. as Collateral Agent and Collateral Monitoring Agent is attached as Annex A to the Amendment (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 8-K, filed with the SEC on April 30, 2020).

10.22
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, among CME Group Inc., as Issuer, and Barclays Capital Inc., as Dealer (incorporated by reference to Exhibit 4.1 above).

10.23
Commercial Paper Issuing and Paying Agency Agreement, dated as of September 26, 2014, between CME Group Inc. and Bank of America, National Association, as Issuing and Paying Agent (incorporated by reference to Exhibit 4.2 above).

10.24
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

21.1*	List of Subsidiaries of CME Group Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Section 302—Certification of Terrence A. Duffy.

31.2*	Section 302—Certification of John W. Pietrowicz.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from CME Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from CME Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.

_______________

*	Filed herewith.
(1)Management contract or compensatory plan or arrangement.
(2)Confidential treatment pursuant to Rule 406 of the Securities Act of 1933, as amended, has been previously granted by the SEC for portions of this exhibit.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 26th day of February, 2021.

CME Group Inc.

By:	/S/ JOHN W. PIETROWICZ
John W. Pietrowicz Senior Managing Director and Chief Financial Officer

Signature	Title

/S/ TERRENCE A. DUFFY	Chairman of the Board, Director and Chief Executive Officer
Terrence A. Duffy

/S/ JOHN W. PIETROWICZ	Senior Managing Director and Chief Financial Officer
John W. Pietrowicz

/S/ JACK TOBIN	Managing Director and Chief Accounting Officer
Jack Tobin

/S/ TIMOTHY S. BITSBERGER	Director
Timothy S. Bitsberger

/S/ CHARLES P. CAREY	Director
Charles P. Carey
/S/ DENNIS H. CHOOKASZIAN	Director
Dennis H. Chookaszian

/S/ ELIZABETH A. COOK	Director
Elizabeth A. Cook

/S/ MICHAEL G. DENNIS	Director
Michael G. Dennis

/S/ BRYAN T. DURKIN	Director
Bryan T. Durkin

/S/ ANA DUTRA	Director
Ana Dutra

/S/ MARTIN J. GEPSMAN	Director
Martin J. Gepsman

/S/ LARRY G. GERDES	Director
Larry G. Gerdes

/S/ DANIEL R. GLICKMAN	Lead Director
Daniel R. Glickman

/S/ WILLIAM W. HOBERT	Director
William W. Hobert

/S/ DANIEL G. KAYE	Director
Daniel G. Kaye

/S/ PHYLLIS M. LOCKETT	Director
Phyllis M. Lockett

/S/ DEBORAH J. LUCAS	Director
Deborah J. Lucas

/S/ PATRICK W. MALONEY	Director
Patrick W. Maloney

/S/ PATRICK J. MULCHRONE	Director
Patrick J. Mulchrone
/S/ TERRY L. SAVAGE	Director
Terry L. Savage

/S/ RAHAEL SEIFU	Director
Rahael Seifu

/S/ WILLIAM R. SHEPARD	Director
William R. Shepard

/S/ HOWARD J. SIEGEL	Director
Howard J. Siegel

/S/ DENNIS A. SUSKIND	Director
Dennis A. Suskind

/S/ ROBERT J. TIERNEY JR.	Director
Robert J. Tierney Jr.