Form 10-Q
period 2021-03-31
CME GROUP INC.
filed 2021-05-05
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 14, 2021 was as follows: 359,094,042 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2021 and Item 1A. of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$936.4	$1,633.2
Marketable securities	105.2	100.9
Accounts receivable, net of allowance of $6.0 and $5.4	547.0	461.3
Assets held for sale	1,447.5	—
Other current assets (includes $4.5 and $4.7 in restricted cash)	295.4	306.7
Performance bonds and guaranty fund contributions	123,414.0	86,781.8
Total current assets	126,745.5	89,283.9
Property, net of accumulated depreciation and amortization of $946.5 and $961.2	528.6	579.2
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	3,716.8	4,865.3
Goodwill	10,534.3	10,798.8
Other assets (includes $3.1 and $0.6 in restricted cash)	1,951.6	1,957.1
Total Assets	$160,652.1	$124,659.6

Liabilities and Equity
Current Liabilities:
Accounts payable	$51.6	$69.3
Liabilities held for sale	278.8	—
Other current liabilities	478.1	1,346.8
Performance bonds and guaranty fund contributions	123,414.0	86,781.8
Total current liabilities	124,222.5	88,197.9
Long-term debt	3,443.6	3,443.8
Deferred income tax liabilities, net	5,371.9	5,607.0
Other liabilities	1,058.2	1,059.4
Total Liabilities	134,096.2	98,308.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at March 31, 2021 and December 31, 2020; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2021 and December 31, 2020; 358,240 and 358,110 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	21,193.5	21,185.5
Retained earnings	5,247.3	4,995.9
Accumulated other comprehensive income (loss)	83.5	134.9
Total CME Group Shareholders’ Equity	26,527.9	26,319.9
Non-controlling interests	28.0	31.6
Total Equity	26,555.9	26,351.5
Total Liabilities and Equity	$160,652.1	$124,659.6
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended
	March 31,
	2021	2020
Revenues
Clearing and transaction fees	$1,007.0	$1,278.8
Market data and information services	144.2	131.5
Other	102.1	111.8
Total Revenues	1,253.3	1,522.1
Expenses
Compensation and benefits	225.0	207.5
Technology	48.2	47.7
Professional fees and outside services	37.4	41.7
Amortization of purchased intangibles	60.6	77.3
Depreciation and amortization	37.6	35.3
Licensing and other fee agreements	64.7	73.9
Other	54.7	78.8
Total Expenses	528.2	562.2
Operating Income	725.1	959.9

Non-Operating Income (Expense)
Investment income	30.9	95.9
Interest and other borrowing costs	(41.5)	(40.9)
Equity in net earnings of unconsolidated subsidiaries	56.2	51.2
Other non-operating income (expense)	(18.4)	(76.8)
Total Non-Operating Income (Expense)	27.2	29.4
Income before Income Taxes	752.3	989.3
Income tax provision	177.5	222.5
Net Income	574.8	766.8
Less: net (income) loss attributable to non-controlling interests	(0.4)	(0.6)
Net Income Attributable to CME Group	$574.4	$766.2

Earnings per Common Share Attributable to CME Group:
Basic	$1.60	$2.14
Diluted	1.60	2.14
Weighted Average Number of Common Shares:
Basic	358,147	357,524
Diluted	358,817	358,455
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended
	March 31,
	2021	2020
Net income	$574.8	$766.8
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(1.1)	(0.6)
Income tax benefit (expense)	0.3	0.2
Investment securities, net	(0.8)	(0.4)
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	(2.0)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	1.1	1.2
Income tax benefit (expense)	(0.3)	0.2
Defined benefit plans, net	0.8	(0.6)
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(0.3)	(1.8)
Income tax benefit (expense)	0.1	0.4
Derivative investments, net	(0.2)	(1.4)
Foreign currency translation:
Foreign currency translation adjustments	(51.2)	(27.8)
Reclassification of net currency (gains) losses from foreign entities to other expenses	—	0.6
Foreign currency translation, net	(51.2)	(27.2)
Other comprehensive income (loss), net of tax	(51.4)	(29.6)
Comprehensive income	523.4	737.2
Less: comprehensive (income) loss attributable to non-controlling interests	(0.4)	(0.6)
Comprehensive income attributable to CME Group	$523.0	$736.6
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	358,110	3	$21,189.1	$4,995.9	$134.9	$26,319.9	$31.6	$26,351.5
Net income				574.4		574.4	0.4	574.8
Other comprehensive income (loss)					(51.4)	(51.4)		(51.4)
Dividends on common stock of $0.90 per share				(323.0)		(323.0)		(323.0)
Purchase of non-controlling interest			(2.2)			(2.2)	(4.0)	(6.2)
Exercise of stock options	31		1.7			1.7		1.7
Vesting of issued restricted Class A common stock	99		(13.1)			(13.1)		(13.1)
Stock-based compensation			21.6			21.6		21.6
Balance at March 31, 2021	358,240	3	$21,197.1	$5,247.3	$83.5	$26,527.9	$28.0	$26,555.9

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	357,469	3	$21,116.8	$5,008.7	$3.4	$26,128.9	$30.4	$26,159.3
Net income				766.2		766.2	0.6	766.8
Other comprehensive income (loss)					(29.6)	(29.6)		(29.6)
Dividends on common stock of $0.85 per share				(304.7)		(304.7)		(304.7)
Impact of adoption of accounting standards updates on credit losses				(0.3)		(0.3)		(0.3)
Exercise of stock options	55		3.2			3.2		3.2
Vesting of issued restricted Class A common stock	153		(19.1)			(19.1)		(19.1)
Stock-based compensation			23.1			23.1		23.1
Balance at March 31, 2020	357,677	3	$21,124.0	$5,469.9	$(26.2)	$26,567.7	$31.0	$26,598.7

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$574.8	$766.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	21.6	23.1
Amortization of purchased intangibles	60.6	77.3
Depreciation and amortization	37.6	35.3
Net losses on impaired assets	—	23.1
Net (gain) loss on derivative contracts	—	(1.5)
Net realized and unrealized (gains) on investments	(0.8)	(2.9)
Cash dividends in excess of earnings (undistributed net earnings) of unconsolidated subsidiaries	13.1	(0.2)
Deferred income taxes	(7.8)	(9.7)
Change in:
Accounts receivable	(146.2)	(309.5)
Other current assets	(30.5)	(14.5)
Other assets	12.3	18.8
Accounts payable	(8.7)	12.4
Income taxes payable	115.7	186.1
Other current liabilities	(32.3)	(22.1)
Other liabilities	(8.6)	(29.5)
Other	1.9	4.1
Net Cash Provided by Operating Activities	602.7	757.1

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	2.2	2.2
Purchases of available-for-sale marketable securities	(1.5)	(2.4)
Purchases of property, net	(28.5)	(42.8)
Purchase of non-controlling interest	(6.2)	—
Net Cash Used in Investing Activities	(34.0)	(43.0)

Cash Flows from Financing Activities
Repayment of commercial paper, net	—	(204.6)
Cash dividends	(1,217.5)	(1,197.6)
Employee taxes paid on restricted stock vesting	(13.1)	(19.1)
Other	(2.6)	7.4
Net Cash Used in Financing Activities	(1,233.2)	(1,413.9)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Quarter Ended March 31,
	2021	2020
Net change in cash, cash equivalents and restricted cash	$(664.5)	$(699.8)
Cash, cash equivalents and restricted cash, beginning of period	1,638.5	1,556.6
Cash, Cash Equivalents and Restricted Cash, End of Period	$974.0	$856.8

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$936.4	$851.7
Cash classified as assets held for sale	30.0	—
Short-term restricted cash	4.5	4.3
Long-term restricted cash	3.1	0.8
Total	$974.0	$856.8

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$65.8	$39.0
Interest paid	42.4	42.4
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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all normal recurring adjustments considered necessary to present fairly the financial position of the company at March 31, 2021 and December 31, 2020 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (SEC) on February 26, 2021.
2. Revenue Recognition
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
Other. Other revenues include certain access and communication fees, fees for collateral management, equity membership subscription fees, and fees for trade order routing through agreements from various strategic relationships. Access and communication fees are charges to customers that utilize various telecommunications networks and communications services. Fees for these services are generally billed monthly and the associated fee revenue is recognized as billed. Collateral management fees are charged to clearing firms that have collateral on deposit with the clearing house to meet their minimum performance bond and guaranty fund obligations on the exchange. These fees are calculated based on daily collateral balances and are billed monthly. This fee revenue is recognized monthly as billed as the customers receive and consume the benefits of the services. The company also has an equity membership program which provides equity members the option to substitute a monthly subscription fee for their existing requirement to hold CME Group Class A common stock. Choosing to pay this fee in lieu of holding Class A shares is entirely voluntary and the client's choice. Fee revenue under this program is earned monthly as billed over the contractual term. Pricing for strategic relationships may be driven by customer levels and activity. There are fee arrangements which provide for monthly as well as quarterly payments in arrears. Revenue is recognized monthly for strategic relationship arrangements as the customers receive and consume the benefits of the services.

The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters ended March 31, 2021 and 2020:

	Quarter Ended March 31,
(in millions)	2021	2020
Interest rates	$299.7	$418.3
Equity indexes	198.5	248.2
Foreign exchange	40.5	48.2
Agricultural commodities	120.5	117.7
Energy	158.1	221.8
Metals	58.3	78.8
Cash markets business	115.1	124.4
Interest rate swap	16.3	21.4
Total clearing and transaction fees	1,007.0	1,278.8
Market data and information services	144.2	131.5
Other	102.1	111.8
Total revenues	$1,253.3	$1,522.1

Timing of Revenue Recognition
Services transferred at a point in time	$945.1	$1,211.2
Services transferred over time	305.2	307.5
One-time charges and miscellaneous revenues	3.0	3.4
Total revenues	$1,253.3	$1,522.1
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the three months ended March 31, 2021 were not materially impacted by any other factors. The balance of contract liabilities was $62.8 million and $37.3 million as of March 31, 2021 and December 31, 2020, respectively.
3. Assets and Liabilities Held for Sale
On January 12, 2021, the company announced that it has agreed with IHS Markit to combine their post-trade services into a new joint venture. The new company will perform trade processing and risk mitigation services. The company will contribute it's optimization business, which includes Traiana, TriOptima and Reset, to the new joint venture for an equity interest in the new company. The transaction is expected to close in mid-2021, subject to customary antitrust and regulatory approvals and other customary closing conditions.
In January 2021, the net assets that will be contributed to the joint venture were classified as held for sale following approval of the transaction by the company's Board of Directors. The reclassification of the assets and liabilities to held for sale did not have an impact on earnings.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At March 31, 2021, CME maintained $111.5 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
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
During the first quarter of 2021, the clearing house transferred an average of approximately $4.6 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company's settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at March 31, 2021. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.
5. Intangible Assets and Goodwill
In January 2021, the net assets that will be contributed to a joint venture with IHS Markit were classified as held for sale. As a result, $1.1 billion of amortizable intangible assets were reclassified to assets held for sale on the consolidated balance sheet. Amortization expense is no longer taken on these intangible assets once reclassified to assets held for sale.
Intangible assets consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
(in millions)	Assigned Value	Reclassified as Held for Sale	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$5,822.7	$(946.7)	$(1,684.0)	$3,192.0	$5,858.0	$(1,632.5)	$4,225.5
Technology-related intellectual property	174.8	(84.3)	(69.6)	20.9	178.4	(68.2)	110.2
Other	106.4	(23.1)	(29.4)	53.9	106.9	(27.3)	79.6
Total amortizable intangible assets	$6,103.9	$(1,054.1)	$(1,783.0)	3,266.8	$6,143.3	$(1,728.0)	4,415.3

Indefinite-Lived Intangible Assets:
Trade names				450.0			450.0
Total intangible assets – other, net				$3,716.8			$4,865.3
Trading products (1)				$17,175.3			$17,175.3
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
Total amortization expense for intangible assets was $60.6 million and $77.3 million for the quarters ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2021	$174.8
2022	233.1
2023	231.7
2024	225.0
2025	225.0
2026	225.0
Thereafter	1,952.2
Goodwill activity consisted of the following for the periods ended March 31, 2021 and December 31, 2020:

(in millions)	Balance at December 31, 2020	Reclassified as Held for Sale	Other Activity (1)	Balance at March 31, 2021
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	3,229.8	(246.1)	(18.4)	2,965.3
Other	40.4	—	—	40.4
Total Goodwill	$10,798.8	$(246.1)	$(18.4)	$10,534.3
(in millions)	Balance at December 31, 2019	Reclassified as Held for Sale	Other Activity (1)	Balance at December 31, 2020
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	3,173.5	—	56.3	3,229.8
Other	40.4	—	—	40.4
Total Goodwill	$10,742.5	$—	$56.3	$10,798.8
__________
1) Other activity includes currency translation adjustments.
6. Debt
Long-term debt consisted of the following at March 31, 2021 and December 31, 2020:

(in millions)	March 31, 2021	December 31, 2020
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$748.8	$748.6
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	17.3	18.1
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	747.2	747.0
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	496.9	496.8
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	743.1	743.1
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	690.3	690.2
Total long-term debt	$3,443.6	$3,443.8
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

Long-term debt maturities, at par value (in U.S. dollar equivalent), were as follows at March 31, 2021:

(in millions)	Par Value
2022	$750.0
2023	17.6
2024	—
2025	750.0
2026	—
Thereafter	1,950.0
7. Contingencies
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
No accrual was required for legal and regulatory matters as none were probable and estimable as of March 31, 2021 and December 31, 2020.
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
8. Leases
The company has operating leases for corporate offices. The operating leases have remaining lease terms of up to 17 years, some of which include options to extend or renew the leases for up to an additional five years, and some of which include options to early terminate the leases in less than 12 months. Management evaluates whether these options are exercisable at least quarterly in order to determine whether the contract term must be reassessed. For a small number of the leases, primarily the international locations, management's approach is to enter into short-term leases for a lease term of 12 months or less in order to provide for greater flexibility in the local environment. For certain office spaces, the company has entered into arrangements to sublease excess space to third parties, while the original lease contract remains in effect with the landlord.
The company also has one finance lease, which is related to the sale of our data center in March 2016. In connection with the sale, the company leased back a portion of the property. The sale leaseback transaction was recognized under the financing method and not as a sale leaseback arrangement.
The right-of-use lease asset is recorded within other assets, and the present value of the lease liability is recorded within other liabilities (segregated between short term and long term) on the consolidated balance sheets. The discount rate applied to the lease payments represents the company's incremental borrowing rate.

The components of lease costs were as follows:

	Quarter Ended March 31,
(in millions)	2021	2020
Operating lease expense:
Operating lease cost	$16.8	$14.9
Short-term lease cost	0.2	0.2
Total operating lease expense included in other expense	$17.0	$15.1

Finance lease expense:
Interest expense	$0.8	$0.9
Depreciation expense	2.2	2.2
Total finance lease expense	$3.0	$3.1

Sublease revenue included in other revenue	$2.5	$3.6
Supplemental cash flow information related to leases was as follows:

	Quarter Ended March 31,
(in millions)	2021	2020
Cash outflows for operating leases	$15.3	$15.9
Cash outflows for finance leases	4.2	4.2
Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$386.5	$390.3

Operating lease liabilities:
Other current liabilities	$47.3	$44.5
Other liabilities	491.3	492.2
Total operating lease liabilities	$538.6	$536.7

Weighted average remaining lease term (in months)	137	138
Weighted average discount rate	3.9%	3.9%

Finance leases

(in millions)	March 31, 2021	December 31, 2020
Finance lease right-of-use assets	$86.7	$88.8

Finance lease liabilities:
Other current liabilities	$7.7	$7.7
Other liabilities	81.9	83.8
Total finance lease liabilities	$89.6	$91.5

Weighted average remaining lease term (in months)	120	123
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of March 31, 2021 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2021	$49.7
2022	69.7
2023	68.0
2024	61.7
2025	58.8
2026	54.3
Thereafter	306.7
Total lease payments	668.9
Less: imputed interest	(130.3)
Present value of lease liability	$538.6

(in millions)	Finance Leases
Remainder of 2021	$12.7
2022	17.1
2023	17.2
2024	17.4
2025	17.5
2026	17.6
Thereafter	76.7
Total lease payments	176.2
Less: imputed interest	(86.6)
Present value of lease liability	$89.6
9. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2023. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2023 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At March 31, 2021, CME was contingently liable to SGX on letters of credit totaling $310.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company's guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at March 31, 2021.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at March 31, 2021.
10. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2020	$1.6	$(57.1)	$67.0	$123.4	$134.9
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(1.1)	—	—	(51.2)	(52.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.1	(0.3)	—	0.8
Income tax benefit (expense)	0.3	(0.3)	0.1	—	0.1
Net current period other comprehensive income (loss)	(0.8)	0.8	(0.2)	(51.2)	(51.4)
Balance at March 31, 2021	$0.8	$(56.3)	$66.8	$72.2	$83.5

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2019	$0.8	$(55.1)	$69.0	$(11.3)	$3.4
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.6)	(2.0)	—	(27.8)	(30.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.2	(1.8)	0.6	—
Income tax benefit (expense)	0.2	0.2	0.4	—	0.8
Net current period other comprehensive income (loss)	(0.4)	(0.6)	(1.4)	(27.2)	(29.6)
Balance at March 31, 2020	$0.4	$(55.7)	$67.6	$(38.5)	$(26.2)
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
The company's level 3 assets and liabilities include certain fixed assets and investments that were impaired or written up in fair value.
Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of March 31, 2021 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	March 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$17.0	$—	$—	$17.0
Mutual funds	87.7	—	—	87.7
Equity securities	0.2	—	—	0.2
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	104.9	0.3	—	105.2
Total Assets at Fair Value	$104.9	$0.3	$—	$105.2
Non-Recurring Fair Value Measurements. The company recognized impairment charges of $0.5 million related to certain fixed assets. The fair values of these fixed assets were estimated to be zero at March 31, 2021. The company also recognized a net unrealized gain on an investment of $0.8 million. The fair value of the investment was estimated to be $9.4 million at March 31, 2021. These assessments were based on quantitative and qualitative indicators of fair value. The fair value measurements of the fixed assets and investment are considered level 3 and non-recurring.
Fair Values of Long-Term Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At March 31, 2021, the fair values (in U.S. dollar equivalent) were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due September 2022	$779.4	Level 2
€15.0 million fixed rate notes due May 2023	19.2	Level 2
$750.0 million fixed rate notes due March 2025	802.8	Level 2
$500.0 million fixed rate notes due June 2028	557.4	Level 2
$750.0 million fixed rate notes due September 2043	1,015.3	Level 2
$700.0 million fixed rate notes due June 2048	845.1	Level 2

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

	Quarter Ended March 31,
(in thousands)	2021	2020
Stock awards	154	68
Total	154	68
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended March 31,
	2021	2020
Net Income Attributable to CME Group (in millions)	$574.4	$766.2
Weighted Average Number of Common Shares (in thousands):
Basic	358,147	357,524
Effect of stock options, restricted stock and performance shares	670	931
Diluted	358,817	358,455
Earnings per Common Share Attributable to CME Group:
Basic	$1.60	$2.14
Diluted	1.60	2.14
13. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.
References in this discussion and analysis to “we” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), and Commodity Exchange, Inc. (COMEX), collectively, unless otherwise noted.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2021	2020	Change
Total revenues	$1,253.3	$1,522.1	(18)%
Total expenses	528.2	562.2	(6)
Operating margin	57.9%	63.1%
Non-operating income (expense)	$27.2	$29.4	(7)
Effective tax rate	23.6%	22.5%
Net income attributable to CME Group	$574.4	$766.2	(25)
Diluted earnings per common share attributable to CME Group	1.60	2.14	(25)
Cash flows from operating activities	602.7	757.1	(20)
Revenues

	Quarter Ended March 31,
(dollars in millions)	2021	2020	Change
Clearing and transaction fees	$1,007.0	$1,278.8	(21)%
Market data and information services	144.2	131.5	10
Other	102.1	111.8	(9)
Total Revenues	$1,253.3	$1,522.1	(18)
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

	Quarter Ended March 31,
	2021	2020	Change
Total contract volume (in millions)	1,331.5	1,674.8	(21)%
Clearing and transaction fees (in millions)	$875.6	$1,133.0	(23)
Average rate per contract	$0.658	$0.676	(3)
We estimate the following net changes in clearing and transaction fees based on a change in total contract volume and a change in average rate per contract for futures and options during the first quarter of 2021 when compared with the same period in 2020.

(in millions)	Quarter Ended
Decrease due to change in total contract volume	$(225.9)
Decrease due to change in average rate per contract	(31.5)
Net decrease in clearing and transaction fees	$(257.4)
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

	Quarter Ended March 31,
(amounts in thousands)	2021	2020	Change
Average Daily Volume by Product Line:
Interest rates	10,349	13,813	(25)%
Equity indexes	6,117	6,498	(6)
Foreign exchange	852	1,079	(21)
Agricultural commodities	1,471	1,506	(2)
Energy	2,363	3,228	(27)
Metals	675	889	(24)
Aggregate average daily volume	21,827	27,013	(19)
Average Daily Volume by Venue:
CME Globex	20,436	24,582	(17)
Open outcry	678	1,281	(47)
Privately negotiated	713	1,150	(38)
Aggregate average daily volume	21,827	27,013	(19)
Electronic Volume as a Percentage of Total Volume	94%	91%
Overall market volatility declined throughout the first quarter of 2021 following very high volatility in the first quarter of 2020. During the first quarter of 2020, the Federal Reserve made the unexpected decision to lower the federal funds rate due to the economic concerns from the COVID-19 pandemic and announced their intent not to raise them for the foreseeable future. This resulted in significant volatility within the financial and equity markets in the first quarter of 2020 which subsided by the end of 2020. In addition, lower producer price competition within the oil markets combined with lower energy demands during the COVID-19 pandemic resulted in lower market volatility within the energy market during the first quarter of 2021.
Following the Illinois stay at home orders in March 2020, we closed the trading floor in Chicago. We began a limited re-opening of the trading floor in the third quarter of 2020. In May 2021, we announced that only the Eurodollar options pit will remain open. We will not reopen the remaining trading floor pits.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended March 31,
(amounts in thousands)	2021	2020	Change
Eurodollar futures and options:
Front 8 futures	1,262	2,596	(51)%
Back 32 futures	1,414	892	58
Options	1,106	2,384	(54)
U.S. Treasury futures and options:
10-Year	2,820	3,191	(12)
5-Year	1,463	1,699	(14)
Treasury Bond	658	638	3
2-Year	502	945	(47)
Federal Funds futures and options	100	501	(80)
In the first quarter 2021, overall interest rate contract volume decreased when compared with the same period in 2020, which we believe resulted from low interest rate volatility. Interest rate volatility decreased following the Federal Reserve's decision to cut interest rates to near zero in early 2020 and its indication that it would not raise interest rates in the foreseeable future in response to the economic impact of the COVID-19 pandemic. The decrease in volume was partially offset by an increase in Back 32 futures volume, which we believe resulted from market participants' expectations for future increases in interest rates within the next few years.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

	Quarter Ended March 31,
(amounts in thousands)	2021	2020	Change
E-mini S&P 500 futures and options	3,485	4,251	(18)%
E-mini NASDAQ 100 futures and options	1,724	1,293	33
E-mini Russell 2000 futures and options	416	310	34
Equity index contract volume decreased in the first quarter of 2021 when compared with the same period in 2020. Volatility within the broad-based indexes, including the S&P 500, subsided in the first quarter of 2021 following significant equity market volatility in early 2020 resulting from uncertainty surrounding the economic impact of governmental and business actions to combat the COVID-19 pandemic. However, there was an increase in volatility within the narrow-based indexes, which experienced a market repricing in the first quarter of 2021. We believe this increase in volatility contributed to an increase in E-mini NASDAQ 100 and E-mini Russell 2000 contracts. Average daily contract volume in the first quarter 2021 also included Micro-E-mini equity index contract volume of approximately 2.5 million compared to approximately 1.4 million in 2020. Micro-E-mini equity index contracts have a notional size of one-tenth of the traditional E-mini contracts.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended March 31,
(amounts in thousands)	2021	2020	Change
Euro	229	285	(20)%
Australian dollar	120	131	(9)
Japanese yen	112	198	(44)
British Pound	100	133	(25)
In the first quarter of 2021, foreign exchange contract volume decreased when compared with the same period in 2020. Market volatility subsided following very high foreign exchange volatility in the first quarter of 2020 caused by significant uncertainty surrounding the economic impacts of the governmental and business actions to combat the COVID-19 pandemic. We believe these factors led to the decrease in foreign exchange contract volume.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended March 31,
(amounts in thousands)	2021	2020	Change
Corn	511	436	17%
Soybean	328	289	14
Wheat	197	251	(22)
Overall commodity contract volume remained relatively flat in the first quarter of 2021 compared with the same period in 2020. We believe the increase in corn and soybean volume was the result of an increase in demand in commodities from China. The decrease in wheat volume was largely due to low price volatility.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2021	2020	Change
WTI crude oil	1,265	1,792	(29)%
Natural gas	569	742	(23)
Refined products	382	497	(23)
Overall energy contract volume decreased in the first quarter when compared with the same period in 2020, which we believe was largely due to a decrease in price volatility. The crude oil market remains less volatile as the market continues to rebalance from a reduction in demand caused by the COVID-19 pandemic.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2021	2020	Change
Gold	404	608	(34)%
Silver	128	125	2
Copper	120	121	(1)
In the first quarter 2021, metal contract volume decreased when compared with the same period in 2020. The decrease in gold volume can be attributed to lower overall market volatility. In early 2020, investors were using gold and other precious metals as safe-haven investments in the first quarter of 2020 as a result of uncertainty within other markets caused by the COVID-19 pandemic.
Average Rate per Contract
The average rate per contract decreased in the first quarter 2021 when compared with the same period in 2020. The decrease was largely due to the increase in the micro-E-mini equity index contract volume, which have a lower average rate per contract compared with a standard E-mini contract. Micro-E-mini equity index contracts have a notional size of one-tenth of the traditional E-mini contracts. This decrease was partially offset by the rate impact of higher non-member volume as a percentage of total volume.

Cash Markets Business
Total clearing and transaction fees revenues in the first quarter 2021 include $115.1 million of transaction fees attributable to the cash markets business compared with $124.4 million in the first quarter of 2020. This revenue primarily includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended March 31,
(amounts in millions)	2021	2020	Change
BrokerTec U.S.'s fixed income transaction fees	$45.5	$50.3	(10)%
EBS's foreign exchange transaction fees	45.3	52.5	(14)
The related average daily notional value for the first quarter of 2021 were as follows:

	Quarter Ended March 31,
(amounts in billions)	2021	2020	Change
U.S. Treasury	$136.0	$192.8	(29)%
European Repo (in euros)	287.3	262.6	9
Spot FX	72.7	97.9	(26)
Overall average daily notional value for the cash markets business decreased in the first quarter 2021 when compared with the same period in 2020. The decrease in trading is largely due to lower volatility as the first quarter of 2020 saw high volatility as a result of the uncertainty surrounding the COVID-19 pandemic. In addition, market participants' expectation of potentially low interest rates for an extended period of time contributed to lower volumes in the first quarter of 2021.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented approximately 11% of our clearing and transaction fees in the first quarter of 2021. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
During the first quarter of 2021, overall market data and information services revenue increased when compared with the same period in 2020 largely due to price increases for certain products.
The two largest resellers of our market data represented approximately 33% of our market data and information services revenue in the first quarter of 2021. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the first quarter of 2021, the decrease in other revenue when compared with the same period in 2020 was largely due to a decrease in processing services revenue and custody fees.

Expenses

	Quarter Ended March 31,
(dollars in millions)	2021	2020	Change
Compensation and benefits	$225.0	$207.5	8%
Technology	48.2	47.7	1
Professional fees and outside services	37.4	41.7	(10)
Amortization of purchased intangibles	60.6	77.3	(22)
Depreciation and amortization	37.6	35.3	6
Licensing and other fee agreements	64.7	73.9	(12)
Other	54.7	78.8	(31)
Total Expenses	$528.2	$562.2	(6)
Operating expenses decreased by $34.0 million in the first quarter of 2021 when compared with the same period in 2020. The following table shows the estimated impacts of key factors resulting in the change in operating expenses:

	Quarter Ended, March 31, 2021
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Intangible and fixed asset impairments	$(22.8)	(4)%
Amortization of purchased intangibles	(16.7)	(3)
Licensing and other fee agreements	(9.2)	(2)
Bonus expense	(8.7)	(1)
Employee severance and restructuring	10.8	2
Non-qualified deferred compensation plans	12.0	2
Other expenses, net	0.6	—
Total decrease	$(34.0)	(6)%
Decreases in operating expenses in the first quarter of 2021 when compared with the same period in 2020 were as follows:
•In the first quarter of 2020, we recognized higher impairment charges on certain intangibles and fixed assets due to the disposal of various businesses.
•Amortization of purchased intangibles was lower during the first quarter of 2021, as intangible assets related to CME Group's optimization business were classified as held for sale following approval of the IHS Markit joint venture by the company's Board of Directors. Amortization is no longer taken on intangible assets once they are classified as held for sale.
•A decrease in licensing and other fee agreements expense was due to lower volumes for certain equity products in the first quarter of 2021 compared to the same period in 2020.
•Bonus expense decreased due to performance relative to our 2021 cash earnings target when compared with 2020 performance relative to our 2020 cash earnings target.
Increases in operating expenses in first quarter of 2021 when compared with the same period in 2020 were as follows:
•An increase in our non-qualified deferred compensation liability during the first quarter of 2021, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to an increase in compensation and benefits expense.
•Employee severance cost was higher during the first quarter of 2021 due to a higher reduction in workforce compared to the same period in 2020.

Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2021	2020	Change
Investment income	$30.9	$95.9	(68)%
Interest and other borrowing costs	(41.5)	(40.9)	1
Equity in net earnings (losses) of unconsolidated subsidiaries	56.2	51.2	10
Other non-operating income (expense)	(18.4)	(76.8)	(76)
Total Non-Operating	$27.2	$29.4	(7)
Investment income. Investment income decreased in the first quarter of 2021 when compared with the same period in 2020, largely due to a decrease in earnings from cash performance bond and guaranty fund contributions that are reinvested. The decrease in earnings resulted from lower rates of interest earned in the cash account at the Federal Reserve Bank of Chicago following significant interest rate cuts in early 2020 by the Federal Reserve despite an increase in average reinvestment balance.
Equity in net earnings (losses) of unconsolidated subsidiaries. In the first quarter of 2021 when compared with the same period of 2020, higher income generated from our S&P/Dow Jones Indices LLC (S&P/DJI) business venture contributed to an increase in equity in net earnings (losses) of unconsolidated subsidiaries.
Other income (expense). Other expenses decreased in the first quarter of 2021 when compared with the same period in 2020. We recognized lower expenses during the first quarter of 2021 related to a reduction in the distribution of interest earned on performance bond collateral reinvestments to the clearing firms due to lower interest income earned on our reinvestment.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2021	2020
Quarter ended March 31	23.6%	22.5%
The overall effective tax rate increased in the first quarter of 2021 when compared with the same period in 2020. The effective tax rate was higher in the first quarter of 2021 due to a benefit recognized in the first quarter of 2020 resulting from the settlement of various tax audits.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities decreased in the first quarter of 2021 when compared with the same period in 2020 largely due to a decrease in trading volume. Net cash used in investing activities was lower in the first quarter of 2021 compared with the same period in 2020 largely due to a decrease in purchases of property. Cash used in financing activities was lower in the first quarter of 2021 when compared with the same period in 2020 due to net repayments of commercial paper made in the first quarter of 2020.
Debt Instruments. The following table summarizes our debt outstanding at March 31, 2021:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to CME Clearing, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At March 31, 2021, guaranty fund contributions available to collateralize the facility totaled $8.5 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At March 31, 2021, we have excess borrowing capacity for general corporate purposes of approximately $2.4 billion under our multi-currency revolving senior credit facility.
At March 31, 2021, we were in compliance with the various financial covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At March 31, 2021, the letters of credit totaled $310.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.
The following table summarizes our credit ratings at March 31, 2021:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $0.9 billion and $1.6 billion at March 31, 2021 and December 31, 2020, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.

On May 4, 2021, CME Group's board of directors declared a regular quarterly dividend of $0.90 per share payable on June 25, 2021 to the shareholders of record as of June 10, 2021.
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
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2020. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See “Legal and Regulatory Matters” in Note 7. Contingencies to the Consolidated Financial Statements for updates to CME Group’s existing legal proceedings disclosure which is incorporated herein by reference. Note 7. Contingencies includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2021.

ITEM 1A.	RISK FACTORS
There have been no material changes in the company's risk factors from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31	236	$183.17	—	$—
February 1 to February 28	369	192.67	—	—
March 1 to March 31	62,164	209.06	—	—
Total	62,769		—
(1)Shares purchased consist of an aggregate of 62,769 shares of Class A common stock surrendered in the first quarter of 2021 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

10.1
Amendment No. 4 to Credit Agreement and Bank Joinder Agreement, dated as of February 5, 2021, between Chicago Mercantile Exchange, Inc., certain lenders, Bank of America, N.A., as Administrative Agent and Citibank N.A. as Collateral Agent and Collateral Monitoring Agent. The Amended Credit Agreement, as amended as of February 5, 2021, between Chicago Mercantile Exchange Inc., certain lenders, Bank of America, N.A., as Administrative Agent and Citibank N.A. as Collateral Agent and Collateral Monitoring Agent is attached as Annex A to the Amendment.

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101	The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from CME Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: May 5, 2021	By:	/s/ John W. Pietrowicz
John W. Pietrowicz Chief Financial Officer & Senior Managing Director Finance