Form 10-Q
period 2021-06-30
CME GROUP INC.
filed 2021-08-05
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock	CME	The Nasdaq Stock Market
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 14, 2021 was as follows: 359,135,132 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021 and Item 1A. in Part II of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,081.0	$1,633.2
Marketable securities	110.9	100.9
Accounts receivable, net of allowance of $5.2 and $5.4	509.6	461.3
Assets held for sale	1,486.2	—
Other current assets (includes $4.8 and $4.7 in restricted cash)	361.5	306.7
Performance bonds and guaranty fund contributions	141,299.8	86,781.8
Total current assets	144,849.0	89,283.9
Property, net of accumulated depreciation and amortization of $980.4 and $961.2	527.6	579.2
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	3,659.3	4,865.3
Goodwill	10,543.0	10,798.8
Other assets (includes $2.9 and $0.6 in restricted cash)	1,944.9	1,957.1
Total Assets	$178,699.1	$124,659.6

Liabilities and Equity
Current Liabilities:
Accounts payable	$47.2	$69.3
Liabilities held for sale	286.7	—
Other current liabilities	379.1	1,346.8
Performance bonds and guaranty fund contributions	141,299.8	86,781.8
Total current liabilities	142,012.8	88,197.9
Long-term debt	3,444.6	3,443.8
Deferred income tax liabilities, net	5,399.4	5,607.0
Other liabilities	1,054.9	1,059.4
Total Liabilities	151,911.7	98,308.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at June 30, 2021 and December 31, 2020; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2021 and December 31, 2020; 358,305 and 358,110 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	21,219.1	21,185.5
Retained earnings	5,434.5	4,995.9
Accumulated other comprehensive income (loss)	106.0	134.9
Total CME Group Shareholders’ Equity	26,763.2	26,319.9
Non-controlling interests	24.2	31.6
Total Equity	26,787.4	26,351.5
Total Liabilities and Equity	$178,699.1	$124,659.6
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Clearing and transaction fees	$929.9	$940.2	$1,936.9	$2,219.0
Market data and information services	145.2	134.7	289.4	266.2
Other	104.1	107.4	206.2	219.2
Total Revenues	1,179.2	1,182.3	2,432.5	2,704.4
Expenses
Compensation and benefits	211.7	217.0	436.7	424.5
Technology	49.3	49.1	97.5	96.8
Professional fees and outside services	36.8	51.2	74.2	92.9
Amortization of purchased intangibles	59.4	76.6	120.0	153.9
Depreciation and amortization	37.1	36.7	74.7	72.0
Licensing and other fee agreements	54.2	55.4	118.9	129.3
Other	56.0	58.8	110.7	137.6
Total Expenses	504.5	544.8	1,032.7	1,107.0
Operating Income	674.7	637.5	1,399.8	1,597.4

Non-Operating Income (Expense)
Investment income	62.4	32.1	93.3	128.0
Interest and other borrowing costs	(41.7)	(41.9)	(83.2)	(82.8)
Equity in net earnings of unconsolidated subsidiaries	55.7	48.8	111.9	100.0
Other non-operating income (expense)	(25.0)	(15.2)	(43.4)	(92.0)
Total Non-Operating Income (Expense)	51.4	23.8	78.6	53.2
Income before Income Taxes	726.1	661.3	1,478.4	1,650.6
Income tax provision	215.5	158.0	393.0	380.5
Net Income	510.6	503.3	1,085.4	1,270.1
Less: net (income) loss attributable to non-controlling interests	(0.3)	—	(0.7)	(0.6)
Net Income Attributable to CME Group	$510.3	$503.3	$1,084.7	$1,269.5

Earnings per Common Share Attributable to CME Group:
Basic	$1.42	$1.41	$3.03	$3.55
Diluted	1.42	1.40	3.02	3.54
Weighted Average Number of Common Shares:
Basic	358,261	357,691	358,204	357,607
Diluted	358,888	358,457	358,853	358,453
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$510.6	$503.3	$1,085.4	$1,270.1
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	0.4	1.4	(0.7)	0.8
Income tax benefit (expense)	(0.1)	(0.4)	0.2	(0.2)
Investment securities, net	0.3	1.0	(0.5)	0.6
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	—	(2.0)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	1.1	1.1	2.2	2.3
Income tax benefit (expense)	(0.3)	(0.3)	(0.6)	(0.1)
Defined benefit plans, net	0.8	0.8	1.6	0.2
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(0.3)	(0.3)	(0.6)	(2.1)
Income tax benefit (expense)	0.1	—	0.2	0.4
Derivative investments, net	(0.2)	(0.3)	(0.4)	(1.7)
Foreign currency translation:
Foreign currency translation adjustments	21.6	11.6	(29.6)	(16.2)
Reclassification of net currency (gains) losses from foreign entities to other expenses	—	—	—	0.6
Foreign currency translation, net	21.6	11.6	(29.6)	(15.6)
Other comprehensive income (loss), net of tax	22.5	13.1	(28.9)	(16.5)
Comprehensive income	533.1	516.4	1,056.5	1,253.6
Less: comprehensive (income) loss attributable to non-controlling interests	(0.3)	—	(0.7)	(0.6)
Comprehensive income attributable to CME Group	$532.8	$516.4	$1,055.8	$1,253.0
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Six Months Ended, June 30, 2021
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	358,110	3	$21,189.1	$4,995.9	$134.9	$26,319.9	$31.6	$26,351.5
Net income				1,084.7		1,084.7	0.7	1,085.4
Other comprehensive income (loss)					(28.9)	(28.9)		(28.9)
Dividends on common stock of $1.80 per share				(646.1)		(646.1)		(646.1)
Purchase of non-controlling interest			(4.4)			(4.4)	(8.1)	(12.5)
Exercise of stock options	58		3.2			3.2		3.2
Vesting of issued restricted Class A common stock	104		(13.5)			(13.5)		(13.5)
Shares issued to Board of Directors	13		2.9			2.9		2.9
Shares issued under Employee Stock Purchase Plan	20		4.4			4.4		4.4
Stock-based compensation			41.0			41.0		41.0
Balance at June 30, 2021	358,305	3	$21,222.7	$5,434.5	$106.0	$26,763.2	$24.2	$26,787.4

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended, June 30, 2021
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2021	358,240	3	$21,197.1	$5,247.3	$83.5	$26,527.9	$28.0	$26,555.9
Net income				510.3		510.3	0.3	510.6
Other comprehensive income (loss)					22.5	22.5		22.5
Dividends on common stock of $0.90 per share				(323.1)		(323.1)		(323.1)
Purchase of non-controlling interest			(2.2)			(2.2)	(4.1)	(6.3)
Exercise of stock options	27		1.5			1.5		1.5
Vesting of issued restricted Class A common stock	5		(0.4)			(0.4)		(0.4)
Shares issued to Board of Directors	13		2.9			2.9		2.9
Shares issued under Employee Stock Purchase Plan	20		4.4			4.4		4.4
Stock-based compensation			19.4			19.4		19.4
Balance at June 30, 2021	358,305	3	$21,222.7	$5,434.5	$106.0	$26,763.2	$24.2	$26,787.4

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Six Months Ended, June 30, 2020
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	357,469	3	$21,116.8	$5,008.7	$3.4	$26,128.9	$30.4	$26,159.3
Net income				1,269.5		1,269.5	0.6	1,270.1
Other comprehensive income (loss)					(16.5)	(16.5)		(16.5)
Dividends on common stock of $1.70 per share				(609.4)		(609.4)		(609.4)
Impact of adoption of accounting standards updates on credit losses				(0.3)		(0.3)		(0.3)
Exercise of stock options	66		3.8			3.8		3.8
Vesting of issued restricted Class A common stock	158		(19.4)			(19.4)		(19.4)
Shares issued to Board of Directors	17		2.9			2.9		2.9
Shares issued under Employee Stock Purchase Plan	17		2.9			2.9		2.9
Stock-based compensation			45.5			45.5		45.5
Balance at June 30, 2020	357,727	3	$21,152.5	$5,668.5	$(13.1)	$26,807.9	$31.0	$26,838.9

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended, June 30, 2020
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2020	357,677	3	$21,124.0	$5,469.9	$(26.2)	$26,567.7	$31.0	$26,598.7
Net income				503.3		503.3	—	503.3
Other comprehensive income (loss)					13.1	13.1		13.1
Dividends on common stock of $0.85 per share				(304.7)		(304.7)		(304.7)
Exercise of stock options	11		0.6			0.6		0.6
Vesting of issued restricted Class A common stock	5		(0.3)			(0.3)		(0.3)
Shares issued to Board of Directors	17		2.9			2.9		2.9
Shares issued under Employee Stock Purchase Plan	17		2.9			2.9		2.9
Stock-based compensation			22.4			22.4		22.4
Balance at June 30, 2020	357,727	3	$21,152.5	$5,668.5	$(13.1)	$26,807.9	$31.0	$26,838.9
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$1,085.4	$1,270.1
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	41.0	45.5
Amortization of purchased intangibles	120.0	153.9
Depreciation and amortization	74.7	72.0
Net losses on impaired assets	—	27.9
Net (gain) on derivative contracts	—	(1.6)
Net realized and unrealized (gains) losses on investments	(20.7)	1.1
Cash dividends in excess of earnings (undistributed net earnings) of unconsolidated subsidiaries	1.9	(10.5)
Deferred income taxes	19.2	(22.1)
Change in:
Accounts receivable	(132.5)	(42.5)
Other current assets	(22.3)	1.8
Other assets	31.1	27.8
Accounts payable	(21.0)	26.1
Income taxes payable	(83.7)	294.0
Other current liabilities	24.5	(55.9)
Other liabilities	(17.3)	(49.1)
Other	2.2	5.4
Net Cash Provided by Operating Activities	1,102.5	1,743.9

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	5.7	7.5
Purchases of available-for-sale marketable securities	(4.9)	(6.7)
Purchases of property, net	(68.2)	(79.2)
Investments in privately-held equity investments	(1.5)	(1.4)
Purchase of non-controlling interest	(12.5)	—
Proceeds from sales of investments	13.4	0.3
Net Cash Used in Investing Activities	(68.0)	(79.5)

Cash Flows from Financing Activities
Repayment of commercial paper, net	—	(304.6)
Cash dividends	(1,540.0)	(1,501.6)
Employee taxes paid on restricted stock vesting	(13.5)	(19.4)
Other	(0.8)	15.1
Net Cash Used in Financing Activities	(1,554.3)	(1,810.5)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Net change in cash, cash equivalents and restricted cash	$(519.8)	$(146.1)
Cash, cash equivalents and restricted cash, beginning of period	1,638.5	1,556.6
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,118.7	$1,410.5

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,081.0	$1,405.4
Cash classified as assets held for sale	30.0	—
Short-term restricted cash	4.8	4.4
Long-term restricted cash	2.9	0.7
Total	$1,118.7	$1,410.5

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$433.7	$116.6
Interest paid	67.1	67.0
Non-cash investing activities:
Accrued proceeds from sale of investments	0.7	12.5

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at June 30, 2021 and December 31, 2020 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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

The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Interest rates	$265.5	$221.4	$565.2	$639.7
Equity indexes	172.3	201.3	370.8	449.5
Foreign exchange	39.0	35.9	79.5	84.1
Agricultural commodities	138.0	108.7	258.5	226.4
Energy	141.0	194.0	299.1	415.8
Metals	51.5	49.6	109.8	128.4
Cash markets business	105.7	112.4	220.9	236.8
Interest rate swap	16.9	16.9	33.1	38.3
Total clearing and transaction fees	929.9	940.2	1,936.9	2,219.0
Market data and information services	145.2	134.7	289.4	266.2
Other	104.1	107.4	206.2	219.2
Total revenues	$1,179.2	$1,182.3	$2,432.5	$2,704.4

Timing of Revenue Recognition
Services transferred at a point in time	$870.1	$881.3	$1,815.4	$2,092.5
Services transferred over time	303.7	298.8	609.8	606.3
One-time charges and miscellaneous revenues	5.4	2.2	7.3	5.6
Total revenues	$1,179.2	$1,182.3	$2,432.5	$2,704.4
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the six months ended June 30, 2021 were not materially impacted by any other factors. The balance of contract liabilities was $36.6 million and $37.3 million as of June 30, 2021 and December 31, 2020, respectively. There is also $31.2 million of contract liabilities included in the liabilities held for sale balance at June 30, 2021 in connection with the net assets that will be contributed to a joint venture with IHS Markit.
3. Assets and Liabilities Held for Sale
On January 12, 2021, the company announced that it has agreed with IHS Markit to combine their post-trade services into a new joint venture. The new company will perform trade processing and risk mitigation services. The company will contribute its optimization business, which includes Traiana, TriOptima and Reset, to the new joint venture for an equity interest in the new company. The transaction is expected to close in the third quarter of 2021, subject to customary antitrust and regulatory approvals and other customary closing conditions.
In January 2021, the net assets that will be contributed to the joint venture were classified as held for sale following approval of the transaction by the company's Board of Directors. The reclassification of the assets and liabilities to held for sale did not have an impact on earnings with the exception of amortization expense. Amortization expense is no longer taken on intangible assets once reclassified to assets held for sale.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At June 30, 2021, CME maintained $130.5 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
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
During the first six months of 2021, the clearing house transferred an average of approximately $4.1 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company's settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at June 30, 2021. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.
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
Intangible assets consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021				December 31, 2020
(in millions)	Assigned Value	Reclassified as Held for Sale	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$5,834.5	$(955.3)	$(1,740.5)	$3,138.7	$5,858.0	$(1,632.5)	$4,225.5
Technology-related intellectual property	175.9	(85.2)	(72.1)	18.6	178.4	(68.2)	110.2
Other	107.0	(23.4)	(31.6)	52.0	106.9	(27.3)	79.6
Total amortizable intangible assets	$6,117.4	$(1,063.9)	$(1,844.2)	3,209.3	$6,143.3	$(1,728.0)	4,415.3

Indefinite-Lived Intangible Assets:
Trade names				450.0			450.0
Total intangible assets – other, net				$3,659.3			$4,865.3
Trading products (1)				$17,175.3			$17,175.3
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
Total amortization expense for intangible assets was $59.4 million and $76.6 million for the quarters ended June 30, 2021 and 2020, respectively. Total amortization expense for intangible assets was $120.0 million and $153.9 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2021	$140.1
2022	233.1
2023	231.7
2024	225.1
2025	225.1
2026	225.1
Thereafter	1,929.1
Goodwill activity consisted of the following for the periods ended June 30, 2021 and December 31, 2020:

(in millions)	Balance at December 31, 2020	Reclassified as Held for Sale	Other Activity (1)	Balance at June 30, 2021
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	3,229.8	(246.3)	(9.5)	2,974.0
Other	40.4	—	—	40.4
Total Goodwill	$10,798.8	$(246.3)	$(9.5)	$10,543.0
(in millions)	Balance at December 31, 2019	Reclassified as Held for Sale	Other Activity (1)	Balance at December 31, 2020
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	3,173.5	—	56.3	3,229.8
Other	40.4	—	—	40.4
Total Goodwill	$10,742.5	$—	$56.3	$10,798.8
__________
1) Other activity includes currency translation adjustments.
6. Debt
Long-term debt consisted of the following at June 30, 2021 and December 31, 2020:

(in millions)	June 30, 2021	December 31, 2020
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$749.0	$748.6
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	17.6	18.1
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	747.4	747.0
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	497.0	496.8
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	743.2	743.1
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	690.4	690.2
Total long-term debt	$3,444.6	$3,443.8
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

Long-term debt maturities, at par value (in U.S. dollar equivalent), were as follows at June 30, 2021:

(in millions)	Par Value
2022	$750.0
2023	17.9
2024	—
2025	750.0
2026	—
Thereafter	1,950.0
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
No accrual was required for legal and regulatory matters as none were probable and estimable as of June 30, 2021 and December 31, 2020.
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

The components of lease costs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Operating lease expense:
Operating lease cost	$16.3	$16.4	$33.1	$31.3
Short-term lease cost	0.2	0.5	0.4	0.7
Total operating lease expense included in other expense	$16.5	$16.9	$33.5	$32.0

Finance lease expense:
Interest expense	$0.8	$0.8	$1.6	$1.7
Depreciation expense	2.1	2.1	4.3	4.3
Total finance lease expense	$2.9	$2.9	$5.9	$6.0

Sublease revenue included in other revenue	$2.4	$3.1	$4.9	$6.7
Supplemental cash flow information related to leases was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Cash outflows for operating leases	$14.8	$15.7	$30.1	$31.6
Cash outflows for finance leases	4.3	4.2	8.5	8.4
Supplemental balance sheet information related to leases was as follows:
Operating leases
In January 2021, the net assets that will be contributed to a joint venture with IHS Markit were classified as held for sale. As a result, $5.6 million of right-of-use assets were reclassified to assets held for sale on the consolidated balance sheet. In addition, $2.9 million and $2.2 million of current lease liabilities and other lease liabilities, respectively, were reclassified as held for sale on the consolidated balance sheet.

(in millions)	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$370.5	$390.3

Operating lease liabilities:
Other current liabilities	$47.5	$44.5
Other liabilities	477.6	492.2
Total operating lease liabilities	$525.1	$536.7

Weighted average remaining lease term (in months)	135	138
Weighted average discount rate	3.9%	3.9%

Finance leases

(in millions)	June 30, 2021	December 31, 2020
Finance lease right-of-use assets	$84.5	$88.8

Finance lease liabilities:
Other current liabilities	$7.8	$7.7
Other liabilities	79.9	83.8
Total finance lease liabilities	$87.7	$91.5

Weighted average remaining lease term (in months)	117	123
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of June 30, 2021 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2021	$33.4
2022	67.3
2023	66.8
2024	61.8
2025	58.8
2026	54.4
Thereafter	307.5
Total lease payments	650.0
Less: imputed interest	(124.9)
Present value of lease liability	$525.1

(in millions)	Finance Leases
Remainder of 2021	$8.5
2022	17.1
2023	17.2
2024	17.4
2025	17.5
2026	17.6
Thereafter	76.7
Total lease payments	172.0
Less: imputed interest	(84.3)
Present value of lease liability	$87.7
9. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2023. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2023 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At June 30, 2021, CME was contingently liable to SGX on letters of credit totaling $310.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company's guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at June 30, 2021.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at June 30, 2021.
10. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2020	$1.6	$(57.1)	$67.0	$123.4	$134.9
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.7)	—	—	(29.6)	(30.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.2	(0.6)	—	1.6
Income tax benefit (expense)	0.2	(0.6)	0.2	—	(0.2)
Net current period other comprehensive income (loss)	(0.5)	1.6	(0.4)	(29.6)	(28.9)
Balance at June 30, 2021	$1.1	$(55.5)	$66.6	$93.8	$106.0

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2019	$0.8	$(55.1)	$69.0	$(11.3)	$3.4
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.8	(2.0)	—	(16.2)	(17.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.3	(2.1)	0.6	0.8
Income tax benefit (expense)	(0.2)	(0.1)	0.4	—	0.1
Net current period other comprehensive income (loss)	0.6	0.2	(1.7)	(15.6)	(16.5)
Balance at June 30, 2020	$1.4	$(54.9)	$67.3	$(26.9)	$(13.1)
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
The company's level 3 assets and liabilities include certain fixed assets and investments that were adjusted to fair value.
Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of June 30, 2021 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	June 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$17.0	$—	$—	$17.0
Mutual funds	93.4	—	—	93.4
Equity securities	0.2	—	—	0.2
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	110.6	0.3	—	110.9
Total Assets at Fair Value	$110.6	$0.3	$—	$110.9
Non-Recurring Fair Value Measurements. The company recognized impairment charges of $0.5 million related to certain fixed assets in the first six months of 2021. The fair value of these fixed assets was estimated to be zero at June 30, 2021. The company also recognized net unrealized loss on investments of $0.2 million. The fair value of these investments was estimated to be $9.2 million at June 30, 2021. These assessments were based on quantitative and qualitative indicators of fair value. The fair value measurements of the fixed assets and investment are considered level 3 and non-recurring.
Fair Values of Long-Term Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At June 30, 2021, the fair values (in U.S. dollar equivalent) were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due September 2022	$774.3	Level 2
€15.0 million fixed rate notes due May 2023	19.3	Level 2
$750.0 million fixed rate notes due March 2025	804.3	Level 2
$500.0 million fixed rate notes due June 2028	570.6	Level 2
$750.0 million fixed rate notes due September 2043	1,076.2	Level 2
$700.0 million fixed rate notes due June 2048	908.7	Level 2

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Stock awards	1	75	117	76
Total	1	75	117	76
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income Attributable to CME Group (in millions)	$510.3	$503.3	$1,084.7	$1,269.5
Weighted Average Number of Common Shares (in thousands):
Basic	358,261	357,691	358,204	357,607
Effect of stock options, restricted stock and performance shares	627	766	649	846
Diluted	358,888	358,457	358,853	358,453
Earnings per Common Share Attributable to CME Group:
Basic	$1.42	$1.41	$3.03	$3.55
Diluted	1.42	1.40	3.02	3.54
13. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
References in this discussion and analysis to “we” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), and Commodity Exchange, Inc. (COMEX), collectively, unless otherwise noted.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2021	2020	Change	2021	2020	Change
Total revenues	$1,179.2	$1,182.3	—%	$2,432.5	$2,704.4	(10)%
Total expenses	504.5	544.8	(7)	1,032.7	1,107.0	(7)
Operating margin	57.2%	53.9%		57.5%	59.1%
Non-operating income (expense)	$51.4	$23.8	115	$78.6	$53.2	48
Effective tax rate	29.7%	23.9%		26.6%	23.0%
Net income attributable to CME Group	$510.3	$503.3	1	$1,084.7	$1,269.5	(15)
Diluted earnings per common share attributable to CME Group	1.42	1.40	1	3.02	3.54	(15)
Cash flows from operating activities				1,102.5	1,743.9	(37)
Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Clearing and transaction fees	$929.9	$940.2	(1)%	$1,936.9	$2,219.0	(13)%
Market data and information services	145.2	134.7	8	289.4	266.2	9
Other	104.1	107.4	(3)	206.2	219.2	(6)
Total Revenues	$1,179.2	$1,182.3	—	$2,432.5	$2,704.4	(10)
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

	Quarter Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Total contract volume (in millions)	1,161.6	1,108.7	5%	2,493.0	2,783.6	(10)%
Clearing and transaction fees (in millions)	$807.3	$810.9	—	$1,682.9	$1,943.9	(13)
Average rate per contract	$0.695	$0.731	(5)	$0.675	$0.698	(3)
We estimate the following net changes in clearing and transaction fees based on changes in total contract volumes and changes in average rate per contract for futures and options during the second quarter and first six months of 2021 when compared with the same periods in 2020.

(in millions)	Quarter Ended	Six Months Ended
Increase (decrease) due to changes in total contract volumes	$36.8	$(196.1)
Decreases due to changes in average rate per contract	(40.4)	(64.9)
Net decreases in clearing and transaction fees	$(3.6)	$(261.0)
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
Average Daily Volume by Product Line:
Interest rates	8,581	6,890	25%	9,450	10,324	(8)%
Equity indexes	4,926	5,568	(12)	5,512	6,029	(9)
Foreign exchange	769	725	6	810	901	(10)
Agricultural commodities	1,631	1,311	24	1,552	1,408	10
Energy	1,963	2,586	(24)	2,160	2,905	(26)
Metals	568	519	9	621	702	(12)
Aggregate average daily volume	18,438	17,599	5	20,105	22,269	(10)
Average Daily Volume by Venue:
CME Globex	17,223	16,992	1	18,803	20,757	(9)
Open outcry	646	—	n.m.	662	636	4
Privately negotiated	569	607	(6)	640	876	(27)
Aggregate average daily volume	18,438	17,599	5	20,105	22,269	(10)
Electronic Volume as a Percentage of Total Volume	93%	97%		94%	93%
________
n.m. not meaningful
Overall market volatility increased throughout the second quarter of 2021 following periods of lower volatility, particularly in the second quarter of 2020. In the second quarter of 2021, the Federal Reserve indicated a potential increase in interest rates earlier than many market participants expected as a result of higher than anticipated inflation data, which resulted in higher volatility within the interest rate market. In addition, increased demand for corn and soybean resulted in higher market volatility within the agricultural commodity market. However, volatility within the equity and energy subsided in the second quarter of 2021 when compared to the same periods in 2020 within the equity and energy markets. We believe these factors led to the changes in contract volume during the second quarter and first six months of 2021, when compared with the same periods in 2020.
Following the Illinois stay at home orders in March 2020, we closed the trading floor in Chicago. We began a limited re-opening of the trading floor in the third quarter of 2020. Only the Eurodollar options trading pit (where options on One-Month and Three-Month Secured Overnight Financing Rate (SOFR) futures also trade) will remain open. We do not plan to reopen the remaining trading floor pits.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
Eurodollar futures and options:
Front 8 futures	1,165	1,130	3%	1,213	1,857	(35)%
Back 32 futures	1,011	525	92	1,209	707	71
Options	968	987	(2)	1,036	1,680	(38)
U.S. Treasury futures and options:
10-Year	2,272	1,653	37	2,542	2,416	5
5-Year	1,165	976	19	1,311	1,335	(2)
Treasury Bond	523	357	47	590	496	19
2-Year	426	465	(8)	464	703	(34)
Federal Funds futures and options	91	186	(51)	96	342	(72)
In the second quarter of 2021, overall interest rate contract volume increased when compared with the same period in 2020, which we believe resulted from increased interest rate volatility due to a change in market expectations. Interest rate volatility increased following the Federal Reserve's indication that it would raise interest rates sooner than expected as a result of higher than anticipated inflation data.

We believe overall interest rate contract volume decreased in the first six months of 2021 due to significant volatility in the first quarter of 2020 as a result of economic uncertainty caused by the governmental and business response to the COVID-19 pandemic.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
E-mini S&P 500 futures and options	2,834	3,635	(22)%	3,154	3,941	(20)%
E-mini Nasdaq 100 futures and options	1,390	1,103	26	1,554	1,197	30
E-mini Russell 2000 futures and options	313	337	(7)	363	324	12
In the second quarter and the first six months of 2021, equity index contract volumes decreased when compared with the same periods in 2020. Volatility within the broad-based indexes, including the S&P 500, subsided in the second quarter of 2021 following significant equity market volatility in early 2020 resulting from uncertainty surrounding the economic impact of governmental and business actions to combat the COVID-19 pandemic. However, there was an increase in volatility within certain narrow-based technology indexes, which resulted from a market repricing of certain stocks in early 2020. We believe this increase in volatility contributed to an increase in E-mini Nasdaq 100 contracts.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
Euro	208	199	4%	218	242	(10)%
Japanese Yen	112	92	21	112	144	(23)
Australian dollar	99	96	3	109	114	(4)
British Pound	99	93	7	99	113	(12)

Overall foreign exchange contract volume increased in the second quarter of 2021 when compared with the same period in 2020. We believe this is mainly attributable to improvements in the global economic outlook as well as a decline in risk aversion by market participants following the COVID-19 pandemic.
Market volatility subsided in the first six months of 2021 when compared with the same period in 2020 following very high foreign exchange volatility in the first six months of 2020 caused by significant uncertainty surrounding the economic impacts of the governmental and business actions to combat the COVID-19 pandemic. We believe these factors led to the decrease in foreign exchange contract volume.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
Corn	604	437	38%	558	437	28%
Soybean	322	258	25	325	273	19
Wheat	230	212	9	214	231	(8)
Overall commodity contract volumes increased in the second quarter and the first six months of 2021 when compared with the same periods in 2020. Corn and soybean contract volumes increased due to increased prices, which we believe were caused by expectations of lower than expected crop yields.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
WTI crude oil	1,069	1,456	(27)%	1,166	1,623	(28)%
Natural gas	467	649	(28)	517	695	(26)
Refined products	318	337	(6)	349	416	(16)
Overall energy contract volumes decreased in the second quarter and the first six months of 2021 when compared with the same periods in 2020, largely due to decreases in price volatility within the crude oil markets. The crude oil market exhibited less volatility as the market continued to rebalance from a reduction in demand caused by the COVID-19 pandemic. In addition, forecasts of warmer than expected weather resulted in decreases in natural gas contract volumes.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
Gold	327	338	(3)%	365	472	(23)%
Copper	119	84	41	119	102	16
Silver	100	80	25	114	102	11
In the second quarter of 2021, metal contract volume increased when compared with the same period in 2020. We believe this volume increase is due to a shift by market participants into copper and silver contracts as gold contract volumes have been under pressure as a result of a high U.S. dollar and an increase in treasury yields.
The decrease in metal contract volume in the first six months of 2021 when compared to the same period in 2020 can be attributed to lower overall market volatility within the gold market. In early 2020, investors were using gold and other precious metals as safe-haven investments as a result of uncertainty within other markets caused by the governmental and business actions to combat the COVID-19 pandemic.
Average Rate per Contract
The average rate per contract decreased in the second quarter of 2021 when compared with the same period in 2020. The decrease was largely due to a shift in product mix. In the second quarter of 2021, interest contract volume increased by 7 percentage points as a percentage of total volume, while contract volume almost all other product lines collectively decreased as a percentage of total volume. Interest rate contracts have a lower average rate per contract compared with other product lines.

In the first six months of 2021 when compared with the same period in 2020, the decrease in the average rate per contract was largely due to the increase in the micro-E-mini equity index contract volume, which have a lower average rate per contract compared with the standard E-mini contracts. Micro-E-mini equity index contracts have a notional size of one-tenth of the traditional E-mini contracts.
Cash Markets Business
Total clearing and transaction fees revenues in the second quarter and the first six months of 2021 include $105.7 million and $220.9 million of transaction fees attributable to the cash markets business compared with $112.4 million and $236.8 million in the second quarter and first six months of 2020, respectively. This revenue primarily includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2021	2020	Change	2021	2020	Change
BrokerTec U.S.'s fixed income transaction fees	$42.8	$43.2	(1)%	$88.3	$93.5	(6)%
EBS's foreign exchange transaction fees	41.4	42.1	(2)%	86.7	94.6	(8)
The related average daily notional value for the second quarter and first six months of 2021 were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in billions)	2021	2020	Change	2021	2020	Change
U.S. Treasury	$105.9	$121.4	(13)%	$120.7	$156.8	(23)%
European Repo (in euros)	300.9	274.1	10	294.0	268.2	10
Spot FX	61.7	62.4	(1)	67.1	80.0	(16)
Overall average daily notional value for the cash markets business increased in the second quarter 2021 compared with the same period in 2020. The increases in European Repo transactions are largely due to increases in volatility as a result of higher than expected inflation data.
Overall average daily notional value for the cash markets business decreased in the first six months of 2021 compared with the same period in 2020. The decrease in trading is largely due to lower volatility as the first quarter of 2020 saw high volatility as a result of the uncertainty surrounding the COVID-19 pandemic.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented approximately 10% of our clearing and transaction fees in the first six months of 2021. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
During the second quarter and first six months of 2021, overall market data and information services revenue increased when compared with the same periods in 2020 largely due to price increases for certain products.
The two largest resellers of our market data represented approximately 33% of our market data and information services revenue in the first six months of 2021. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the first six months of 2021, the decrease in other revenue when compared with the same period in 2020 was largely due to a decrease in custody fees resulting from a decrease in the overall level of non-cash performance bonds and guaranty fund collateral.

Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Compensation and benefits	$211.7	$217.0	(2)%	$436.7	$424.5	3%
Technology	49.3	49.1	—	97.5	96.8	1
Professional fees and outside services	36.8	51.2	(28)	74.2	92.9	(20)
Amortization of purchased intangibles	59.4	76.6	(23)	120.0	153.9	(22)
Depreciation and amortization	37.1	36.7	1	74.7	72.0	4
Licensing and other fee agreements	54.2	55.4	(2)	118.9	129.3	(8)
Other	56.0	58.8	(5)	110.7	137.6	(20)
Total Expenses	$504.5	$544.8	(7)	$1,032.7	$1,107.0	(7)
Operating expenses decreased by $40.3 million and $74.3 million in the second quarter and first six months of 2021 when compared with the same periods in 2020. The following table shows the estimated impacts of key factors resulting in the change in operating expenses:

	Quarter Ended, June 30, 2021		Six Months Ended, June 30, 2021
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Amortization of purchased intangibles	$(17.2)	(3)%	$(33.9)	(3)%
Intangible and fixed asset impairments	(2.1)	—	(25.0)	(2)
Professional fees and outside services	(14.4)	(3)	(18.7)	(2)
Licensing and other fee agreements	(1.2)	—	(10.4)	(1)
Non-qualified deferred compensation plans	(4.3)	(1)	7.7	1
Employee separation and retention costs	0.2	1	9.3	1
Other expenses, net	(1.3)	(1)	(3.3)	(1)
Total decrease	$(40.3)	(7)%	$(74.3)	(7)%
Decreases in operating expenses in the second quarter and first six months of 2021 when compared with the same periods in 2020 were as follows:
•Amortization of purchased intangibles was lower during the second quarter and first six months of 2021, as intangible assets related to CME Group's optimization business were classified as held for sale following approval of the IHS Markit joint venture by the company's Board of Directors. Amortization is no longer taken on intangible assets once they are classified as held for sale.
•In the second quarter and first six months of 2020, we recognized higher impairment charges on certain intangibles and fixed assets related to a subsidiary.
•Professional fees and outside services expenses decreased due to a greater reliance on technology consultants for platform integrations, information security and systems enhancements in 2020 as well as a reduction in legal fees related to our business activities and product offerings.
•A decrease in licensing and other fee agreements expense was due to lower volumes for certain equity products in the second quarter and first six months of 2021 when compared to the same periods in 2020.
•A decrease in our non-qualified deferred compensation liability during the second quarter of 2021 when compared with the same period in 2020, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to a decrease in compensation and benefits expense.
Increases in operating expenses in the second quarter and first six months of 2021 when compared with the same periods in 2020 were as follows:
•Employee separation and retention costs were higher during the second quarter and first six months of 2021 due to a higher reduction in workforce compared to the same periods in 2020.

•An increase in our non-qualified deferred compensation liability during the first six months of 2021, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to an increase in compensation and benefits expense.
Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Investment income	$62.4	$32.1	94%	$93.3	$128.0	(27)%
Interest and other borrowing costs	(41.7)	(41.9)	—	(83.2)	(82.8)	1
Equity in net earnings of unconsolidated subsidiaries	55.7	48.8	14	111.9	100.0	12
Other non-operating income (expense)	(25.0)	(15.2)	65	(43.4)	(92.0)	(53)
Total Non-Operating	$51.4	$23.8	115	$78.6	$53.2	48
Investment income. Investment income increased in the second quarter of 2021 when compared with the same period in 2020, largely due to an increase in net realized and unrealized gains on investments as well as an increase in earnings from cash performance bond and guaranty fund contributions that are reinvested due to an increase in reinvestment balances.
Overall investment income decreased in first six months of 2021 when compared with the same period in 2020, largely due to a decrease in earnings from cash performance bond and guaranty fund contributions that are reinvested. The decrease in earnings resulted largely from lower rates of interest earned in the cash account at the Federal Reserve Bank of Chicago following significant interest rate cuts in early 2020 by the Federal Reserve, despite an increase in reinvestment balances.
Equity in net earnings (losses) of unconsolidated subsidiaries. In the second quarter and first six months of 2021, when compared with the same periods in 2020, higher income generated from our S&P/Dow Jones Indices LLC (S&P/DJI) business venture contributed to increases in equity in net earnings (losses) of unconsolidated subsidiaries.
Other income (expense). Other expenses increased in the second quarter of 2021 when compared with the same period in 2020 largely due to an increase in the distribution of interest earned on performance bond collateral reinvestments to the clearing firms due to higher interest income earned on our reinvestment. Other expenses decreased in the first six months of 2021 when compared with the same period in 2020 due to a reduction in the distribution of interest earned on performance bond collateral reinvestments to the clearing firms due to lower interest income earned on our reinvestment during the six month period.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2021	2020
Quarter ended June 30	29.7%	23.9%
Six months ended June 30	26.6%	23.0%
The overall effective tax rate increased in the second quarter of 2021 when compared with the same period in 2020. In the second quarter of 2021, we recognized additional deferred tax expense related to the impact of the United Kingdom tax rate increase from 19% to 25%, which is effective as of April 1, 2023.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities decreased in the first six months of 2021 when compared with the same period in 2020 largely due to the timing of income tax payments made, as well as a decrease in trading volume. Net cash used in investing activities was lower during the first six months of 2021 when compared with the same period in 2020 largely due to an increase in proceeds from sales of investments. Cash used in financing activities was lower during the first six months of 2021 when compared with the same period in 2020 due to net repayments of commercial paper made during the first six months of 2020.

Debt Instruments. The following table summarizes our debt outstanding at June 30, 2021:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to CME Clearing, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At June 30, 2021, guaranty fund contributions available to collateralize the facility totaled $7.6 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At June 30, 2021, we have excess borrowing capacity for general corporate purposes of approximately $2.4 billion under our multi-currency revolving senior credit facility.
At June 30, 2021, we were in compliance with the various financial covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At June 30, 2021, the letters of credit totaled $310.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.

The following table summarizes our credit ratings at June 30, 2021:

	Short-Term	Long-Term
Rating Agency	Debt Rating	Debt Rating	Outlook
Standard & Poor’s Global Ratings	A1+	AA-	Stable
Moody’s Investors Service, Inc.	P1	Aa3	Stable
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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.1 billion and $1.6 billion at June 30, 2021 and December 31, 2020, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
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
BrokerTec Americas LLC is required to maintain sufficient net capital under Securities Exchange Act of 1934, as amended (Exchange Act), Rule 15c3-1 (the Net Capital Rule). The Net Capital Rule focuses on liquidity and is designed to protect securities customers, counterparties, and creditors by requiring that broker-dealers have sufficient liquid resources on hand at all times to satisfy claims promptly. Rule 15c3-3, or the customer protection rule, which complements rule 15c3-1, is designed to ensure that customer property (securities and funds) in the custody of broker-dealers is adequately safeguarded. By law, both of these rules apply to the activities of registered broker-dealers, but not to unregistered affiliates. The firm began operating as a (k)(2)(i) broker dealer in November 2017 following notification to the Financial Industry Regulatory Authority and the SEC. A company operating under the (k)(2)(i) exemption is not required to lock up customer funds as would otherwise be required under Exchange Act Rule 15c3-3.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2020. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, for additional information.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The disclosure under “Legal and Regulatory Matters” in Note 7. Contingencies in the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this report is incorporated herein by reference. Such disclosure includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

ITEM 1A.	RISK FACTORS
There have been no material changes in the company's risk factors from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30	218	$202.77	—	$—
May 1 to May 31	187	204.36	—	—
June 1 to June 30	1,303	216.37	—	—
Total	1,708	$213.32	—
(1)Shares purchased consist of an aggregate of 1,708 shares of Class A common stock surrendered in the second quarter of 2021 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 5.	OTHER INFORMATION
The Company’s Board of Directors has amended and restated the Company’s Bylaws, effective as of August 4, 2021, to remove the reference to the title of “President” in Article V, Section 5.1 and in Article VI, Section 6.1.
The summary above is qualified in its entirety by the text of the Amended and Restated Bylaws, which are attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

3.1	Sixteenth Amended and Restated Bylaws of CME Group Inc.

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101	The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File included in the Inline XBRL Document Set for Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: August 4, 2021	By:	/s/ John W. Pietrowicz
John W. Pietrowicz Chief Financial Officer & Senior Managing Director Finance Principal Financial Offer and Duly Authorized Officer