Form 10-Q
period 2021-09-30
CME GROUP INC.
filed 2021-11-03
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 13, 2021 was as follows: 359,396,169 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
Trademark Information
CME Group, the Globe logo, CME, Chicago Mercantile Exchange, Globex, and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. COMEX is a trademark of Commodity Exchange, Inc. NEX, BrokerTec, and EBS are trademarks of various entities of NEX Group Limited (NEX). Dow Jones, Dow Jones Industrial Average, S&P 500 and S&P are service and/or trademarks of Dow Jones Trademark Holdings LLC, Standard & Poor's Financial Services LLC and S&P/Dow Jones Indices LLC, as the case may be, and have been licensed for use by Chicago Mercantile Exchange Inc. All other trademarks are the property of their respective owners.
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

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,459.4	$1,633.2
Marketable securities	110.3	100.9
Accounts receivable, net of allowance of $5.3 and $5.4	470.4	461.3
Other current assets (includes $4.8 and $4.7 in restricted cash)	362.7	306.7
Performance bonds and guaranty fund contributions	149,191.6	86,781.8
Total current assets	151,594.4	89,283.9
Property, net of accumulated depreciation and amortization of $1,046.0 and $961.2	521.3	579.2
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	3,592.6	4,865.3
Goodwill	10,529.0	10,798.8
Other assets (includes $2.8 and $0.6 in restricted cash)	3,361.7	1,957.1
Total Assets	$186,774.3	$124,659.6

Liabilities and Equity
Current Liabilities:
Accounts payable	$71.0	$69.3
Short-term debt	749.2	—
Other current liabilities	405.3	1,346.8
Performance bonds and guaranty fund contributions	149,191.6	86,781.8
Total current liabilities	150,417.1	88,197.9
Long-term debt	2,695.7	3,443.8
Deferred income tax liabilities, net	5,392.4	5,607.0
Other liabilities	987.0	1,059.4
Total Liabilities	159,492.2	98,308.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized at September 30, 2021 and December 31, 2020; none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2021 and December 31, 2020; 358,574 and 358,110 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	21,203.8	21,185.5
Retained earnings	6,037.4	4,995.9
Accumulated other comprehensive income (loss)	37.3	134.9
Total CME Group Shareholders’ Equity	27,282.1	26,319.9
Non-controlling interests	—	31.6
Total Equity	27,282.1	26,351.5
Total Liabilities and Equity	$186,774.3	$124,659.6
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Clearing and transaction fees	$878.9	$835.4	$2,815.8	$3,054.4
Market data and information services	145.4	139.4	434.8	405.6
Other	85.6	105.9	291.8	325.1
Total Revenues	1,109.9	1,080.7	3,542.4	3,785.1
Expenses
Compensation and benefits	198.6	216.4	635.3	640.9
Technology	49.3	48.1	146.8	144.9
Professional fees and outside services	45.2	48.4	119.4	141.3
Amortization of purchased intangibles	59.0	78.3	179.0	232.2
Depreciation and amortization	37.2	39.7	111.9	111.7
Licensing and other fee agreements	57.6	57.7	176.5	187.0
Other	49.3	67.1	160.0	204.7
Total Expenses	496.2	555.7	1,528.9	1,662.7
Operating Income	613.7	525.0	2,013.5	2,122.4

Non-Operating Income (Expense)
Investment income	145.8	23.6	239.1	151.6
Interest and other borrowing costs	(41.8)	(41.7)	(125.0)	(124.5)
Equity in net earnings of unconsolidated subsidiaries	66.4	44.0	178.3	144.0
Other non-operating income (expense)	311.8	(14.4)	268.4	(106.4)
Total Non-Operating Income (Expense)	482.2	11.5	560.8	64.7
Income before Income Taxes	1,095.9	536.5	2,574.3	2,187.1
Income tax provision	169.6	125.0	562.6	505.5
Net Income	926.3	411.5	2,011.7	1,681.6
Less: net (income) loss attributable to non-controlling interests	0.2	0.2	(0.5)	(0.4)
Net Income Attributable to CME Group	$926.5	$411.7	$2,011.2	$1,681.2

Earnings per Common Share Attributable to CME Group:
Basic	$2.59	$1.15	$5.61	$4.70
Diluted	2.58	1.15	5.60	4.69
Weighted Average Number of Common Shares:
Basic	358,363	357,791	358,258	357,669
Diluted	358,988	358,590	358,894	358,492
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$926.3	$411.5	$2,011.7	$1,681.6
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(0.2)	—	(0.9)	0.8
Reclassification of net (gains) losses on sales included in investment income	0.2	—	0.2	—
Income tax benefit (expense)	—	—	0.2	(0.2)
Investment securities, net	—	—	(0.5)	0.6
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	—	(2.0)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	1.1	1.2	3.3	3.5
Income tax benefit (expense)	(0.2)	(0.3)	(0.8)	(0.4)
Defined benefit plans, net	0.9	0.9	2.5	1.1
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(0.3)	(0.3)	(0.9)	(2.4)
Income tax benefit (expense)	—	0.2	0.2	0.6
Derivative investments, net	(0.3)	(0.1)	(0.7)	(1.8)
Foreign currency translation:
Foreign currency translation adjustments	(29.0)	56.0	(58.6)	39.8
Reclassification of net currency (gains) losses from foreign entities to other non-operating (income) and expense	(40.3)	—	(40.3)	0.6
Foreign currency translation, net	(69.3)	56.0	(98.9)	40.4
Other comprehensive income (loss), net of tax	(68.7)	56.8	(97.6)	40.3
Comprehensive income	857.6	468.3	1,914.1	1,721.9
Less: comprehensive (income) loss attributable to non-controlling interests	0.2	0.2	(0.5)	(0.4)
Comprehensive income attributable to CME Group	$857.8	$468.5	$1,913.6	$1,721.5
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Nine Months Ended, September 30, 2021
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	358,110	3	$21,189.1	$4,995.9	$134.9	$26,319.9	$31.6	$26,351.5
Net income				2,011.2		2,011.2	0.5	2,011.7
Other comprehensive income (loss)					(97.6)	(97.6)		(97.6)
Dividends on common stock of $2.70 per share				(969.7)		(969.7)		(969.7)
Purchase of non-controlling interest			(19.9)			(19.9)	(32.1)	(52.0)
Exercise of stock options	102		5.5			5.5		5.5
Vesting of issued restricted Class A common stock	329		(31.2)			(31.2)		(31.2)
Shares issued to Board of Directors	13		2.9			2.9		2.9
Shares issued under Employee Stock Purchase Plan	20		4.4			4.4		4.4
Stock-based compensation			56.6			56.6		56.6
Balance at September 30, 2021	358,574	3	$21,207.4	$6,037.4	$37.3	$27,282.1	$—	$27,282.1

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended, September 30, 2021
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2021	358,305	3	$21,222.7	$5,434.5	$106.0	$26,763.2	$24.2	$26,787.4
Net income				926.5		926.5	(0.2)	926.3
Other comprehensive income (loss)					(68.7)	(68.7)		(68.7)
Dividends on common stock of $0.90 per share				(323.6)		(323.6)		(323.6)
Purchase of non-controlling interest			(15.5)			(15.5)	(24.0)	(39.5)
Exercise of stock options	43		2.3			2.3		2.3
Vesting of issued restricted Class A common stock	226		(17.7)			(17.7)		(17.7)
Stock-based compensation			15.6			15.6		15.6
Balance at September 30, 2021	358,574	3	$21,207.4	$6,037.4	$37.3	$27,282.1	$—	$27,282.1

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Nine Months Ended, September 30, 2020
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	357,469	3	$21,116.8	$5,008.7	$3.4	$26,128.9	$30.4	$26,159.3
Net income				1,681.2		1,681.2	0.4	1,681.6
Other comprehensive income (loss)					40.3	40.3		40.3
Dividends on common stock of $2.55 per share				(914.5)		(914.5)		(914.5)
Impact of adoption of accounting standards updates on credit losses				(0.3)		(0.3)		(0.3)
Exercise of stock options	108		6.0			6.0		6.0
Vesting of issued restricted Class A common stock	419		(37.1)			(37.1)		(37.1)
Shares issued to Board of Directors	17		2.9			2.9		2.9
Shares issued under Employee Stock Purchase Plan	17		2.9			2.9		2.9
Stock-based compensation			69.3			69.3		69.3
Balance at September 30, 2020	358,030	3	$21,160.8	$5,775.1	$43.7	$26,979.6	$30.8	$27,010.4

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended, September 30, 2020
	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2020	357,727	3	$21,152.5	$5,668.5	$(13.1)	$26,807.9	$31.0	$26,838.9
Net income				411.7		411.7	(0.2)	411.5
Other comprehensive income (loss)					56.8	56.8		56.8
Dividends on common stock of $0.85 per share				(305.1)		(305.1)		(305.1)
Exercise of stock options	41		2.2			2.2		2.2
Vesting of issued restricted Class A common stock	262		(17.7)			(17.7)		(17.7)
Stock-based compensation			23.8			23.8		23.8
Balance at September 30, 2020	358,030	3	$21,160.8	$5,775.1	$43.7	$26,979.6	$30.8	$27,010.4
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$2,011.7	$1,681.6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	56.6	69.3
Amortization of purchased intangibles	179.0	232.2
Depreciation and amortization	111.9	111.7
Net losses on impaired assets	—	27.4
Net (gain) on derivative contracts	—	(1.5)
Gain on deconsolidation of optimization business	(343.5)	—
Net realized and unrealized (gains) losses on investments	(112.0)	4.9
Undistributed net earnings of unconsolidated subsidiaries	(13.9)	(9.7)
Deferred income taxes	13.8	(18.6)
Change in:
Accounts receivable	(81.8)	(0.8)
Other current assets	(41.0)	(37.7)
Other assets	41.6	45.1
Accounts payable	3.6	37.6
Income taxes payable	(88.3)	(27.0)
Other current liabilities	20.0	(39.6)
Other liabilities	(26.9)	(26.2)
Other	3.3	6.6
Net Cash Provided by Operating Activities	1,734.1	2,055.3

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	7.4	9.4
Purchases of available-for-sale marketable securities	(6.2)	(8.7)
Purchases of property, net	(99.9)	(127.5)
Net cash proceeds from OSTTRA joint venture transaction	43.7	—
Investments in privately-held equity investments	(1.5)	(5.5)
Purchase of non-controlling interest	(52.0)	—
Proceeds from sales of investments	99.3	8.9
Net Cash Used in Investing Activities	(9.2)	(123.4)

Cash Flows from Financing Activities
Repayment of commercial paper, net	—	(304.6)
Cash dividends	(1,862.5)	(1,805.7)
Employee taxes paid on restricted stock vesting	(31.2)	(37.1)
Other	(2.7)	(3.8)
Net Cash Used in Financing Activities	(1,896.4)	(2,151.2)

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Net change in cash, cash equivalents and restricted cash	$(171.5)	$(219.3)
Cash, cash equivalents and restricted cash, beginning of period	1,638.5	1,556.6
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,467.0	$1,337.3

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,459.4	$1,332.1
Short-term restricted cash	4.8	4.5
Long-term restricted cash	2.8	0.7
Total	$1,467.0	$1,337.3

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$612.5	$553.2
Interest paid	109.4	109.4

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at September 30, 2021 and December 31, 2020 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (SEC) on February 26, 2021.
2. Business Transactions
In January 2021, the company announced that it agreed with IHS Markit to combine their post-trade services into a new joint venture, OSTTRA. The joint venture was launched in September 2021. OSTTRA will perform trade processing and risk mitigation services. The company contributed the net assets of its optimization business, which includes Traiana, TriOptima and Reset, to the new joint venture in exchange for $112.5 million in cash and a 50% equity interest in OSTTRA.
In September 2021, the company deconsolidated its optimization business and recognized a net gain on the transaction of $343.5 million in other non-operating income on the consolidated statements of net income. The deconsolidation primarily included $1.1 billion of intangible assets, $0.2 billion of goodwill and $0.2 billion of deferred tax liabilities. The company's investment in OSTTRA was $1.4 billion at September 30, 2021. The company accounts for its investment using the equity method of accounting.
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
The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters and nine months ended September 30, 2021 and 2020:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Interest rates	$251.0	$172.0	$816.2	$811.5
Equity indexes	181.1	181.8	551.9	631.4
Foreign exchange	39.8	40.5	119.3	124.6
Agricultural commodities	96.3	112.8	354.8	339.2
Energy	157.1	138.8	456.2	554.6
Metals	45.0	69.1	154.8	197.5
Cash markets business	93.5	105.6	314.4	342.4
Interest rate swap	15.1	14.8	48.2	53.2
Total clearing and transaction fees	878.9	835.4	2,815.8	3,054.4
Market data and information services	145.4	139.4	434.8	405.6
Other	85.6	105.9	291.8	325.1
Total revenues	$1,109.9	$1,080.7	$3,542.4	$3,785.1

Timing of Revenue Recognition
Services transferred at a point in time	$821.5	$827.3	$2,636.9	$2,919.8
Services transferred over time	286.2	250.3	896.0	856.6
One-time charges and miscellaneous revenues	2.2	3.1	9.5	8.7
Total revenues	$1,109.9	$1,080.7	$3,542.4	$3,785.1
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the nine months ended September 30, 2021 were not materially impacted by any other factors. The balance of contract liabilities was $25.7 million and $37.3 million as of September 30, 2021 and December 31, 2020, respectively.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At September 30, 2021, CME maintained $139.3 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
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
During the first nine months of 2021, the clearing house transferred an average of approximately $3.9 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company's settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at September 30, 2021 and December 31, 2020. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.
5. Intangible Assets and Goodwill
In September 2021, the net assets for CME Group's optimization businesses were contributed to OSTTRA, a joint venture with IHS Markit. As a result, $1.1 billion of amortizable intangible assets and $0.2 billion of goodwill were deconsolidated as part of the contribution of the optimization businesses to OSTTRA. In January 2021, the net assets that would be contributed to the joint venture were classified as held for sale following approval of the transaction by the company's Board of Directors. Amortization expense is no longer taken on intangible assets once reclassified to assets held for sale.
Intangible assets consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
(in millions)	Assigned Value	Accumulated Amortization	Deconsolidation(2)	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$5,820.8	$(1,793.8)	$(950.0)	$3,077.0	$5,858.0	$(1,632.5)	$4,225.5
Technology-related intellectual property	175.3	(74.2)	(84.6)	$16.5	178.4	(68.2)	$110.2
Other	105.6	(33.4)	(23.1)	$49.1	106.9	(27.3)	$79.6
Total amortizable intangible assets	$6,101.7	$(1,901.4)	$(1,057.7)	3,142.6	$6,143.3	$(1,728.0)	4,415.3

Indefinite-Lived Intangible Assets:
Trade names				450.0			450.0
Total intangible assets – other, net				$3,592.6			$4,865.3
Trading products (1)				$17,175.3			$17,175.3
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
(2)The activity from deconsolidation includes intangible assets as part of the contribution of the net assets of the optimization business to OSTTRA.
Total amortization expense for intangible assets was $59.0 million and $78.3 million for the quarters ended September 30, 2021 and 2020, respectively. Total amortization expense for intangible assets was $179.0 million and $232.2 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2021	$58.1
2022	232.2
2023	231.0
2024	224.4
2025	224.4
2026	224.4
Thereafter	1,948.1
Goodwill activity consisted of the following for the periods ended September 30, 2021 and December 31, 2020:

(in millions)	Balance at December 31, 2020	Deconsolidation (1)	Other Activity (2)	Balance at September 30, 2021
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	3,229.8	(246.2)	(23.6)	2,960.0
Other	40.4	—	—	40.4
Total Goodwill	$10,798.8	$(246.2)	$(23.6)	$10,529.0
(in millions)	Balance at December 31, 2019	Deconsolidation (1)	Other Activity (2)	Balance at December 31, 2020
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	3,173.5	—	56.3	3,229.8
Other	40.4	—	—	40.4
Total Goodwill	$10,742.5	$—	$56.3	$10,798.8
__________
1) The activity from deconsolidation includes goodwill as part of the contribution of the net assets of the optimization business to OSTTRA.
2) Other activity includes currency translation adjustments.

6. Debt
Short-term debt consisted of the following at September 30, 2021 and December 31, 2020:

(in millions)	September 30, 2021	December 31, 2020
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	749.2	—
Total short-term debt	$749.2	$—
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.

Long-term debt consisted of the following at September 30, 2021 and December 31, 2020:

(in millions)	September 30, 2021	December 31, 2020
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	—	748.6
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	17.3	18.1
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	747.5	747.0
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	497.1	496.8
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	743.3	743.1
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	690.5	690.2
Total long-term debt	$2,695.7	$3,443.8
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
Long-term debt maturities, at par value (in U.S. dollar equivalent), were as follows at September 30, 2021:

(in millions)	Par Value
2022	$750.0
2023	17.5
2024	—
2025	750.0
2026	—
Thereafter	1,950.0
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
No accrual was required for legal and regulatory matters as none were probable and estimable as of September 30, 2021 and December 31, 2020.
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
The components of lease costs were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Operating lease expense:
Operating lease cost	$15.6	$17.7	$48.7	$49.0
Short-term lease cost	0.2	0.2	0.6	0.9
Total operating lease expense included in other expense	$15.8	$17.9	$49.3	$49.9

Finance lease expense:
Interest expense	$0.7	$0.8	$2.3	$2.5
Depreciation expense	2.2	2.2	6.5	6.5
Total finance lease expense	$2.9	$3.0	$8.8	$9.0

Sublease revenue included in other revenue	$2.8	$3.4	$7.7	$10.1
Supplemental cash flow information related to leases was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Cash outflows for operating leases	$17.2	$16.4	$47.3	$48.0
Cash outflows for finance leases	4.2	4.3	12.7	12.7

Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$356.7	$390.3

Operating lease liabilities:
Other current liabilities	$47.9	$44.5
Other liabilities	462.0	492.2
Total operating lease liabilities	$509.9	$536.7

Weighted average remaining lease term (in months)	134	138
Weighted average discount rate	3.9%	3.9%
Finance leases

(in millions)	September 30, 2021	December 31, 2020
Finance lease right-of-use assets	$82.3	$88.8

Finance lease liabilities:
Other current liabilities	$7.8	$7.7
Other liabilities	77.9	83.8
Total finance lease liabilities	$85.7	$91.5

Weighted average remaining lease term (in months)	114	123
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of September 30, 2021 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2021	$16.9
2022	67.3
2023	66.8
2024	61.7
2025	58.8
2026	54.4
Thereafter	307.2
Total lease payments	633.1
Less: imputed interest	(123.2)
Present value of lease liability	$509.9

(in millions)	Finance Leases
Remainder of 2021	$4.3
2022	17.1
2023	17.2
2024	17.4
2025	17.5
2026	17.6
Thereafter	76.7
Total lease payments	167.8
Less: imputed interest	(82.1)
Present value of lease liability	$85.7
9. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2023. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2023 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At September 30, 2021, CME was contingently liable to SGX on letters of credit totaling $310.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company's guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at September 30, 2021 and December 31, 2020.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at September 30, 2021 and December 31, 2020.

10. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2020	$1.6	$(57.1)	$67.0	$123.4	$134.9
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.9)	—	—	(58.6)	(59.5)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	3.3	(0.9)	(40.3)	(37.7)
Income tax benefit (expense)	0.2	(0.8)	0.2	—	(0.4)
Net current period other comprehensive income (loss)	(0.5)	2.5	(0.7)	(98.9)	(97.6)
Balance at September 30, 2021	$1.1	$(54.6)	$66.3	$24.5	$37.3

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2019	$0.8	$(55.1)	$69.0	$(11.3)	$3.4
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.8	(2.0)	—	39.8	38.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.5	(2.4)	0.6	1.7
Income tax benefit (expense)	(0.2)	(0.4)	0.6	—	—
Net current period other comprehensive income (loss)	0.6	1.1	(1.8)	40.4	40.3
Balance at September 30, 2020	$1.4	$(54.0)	$67.2	$29.1	$43.7
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
The company's level 2 assets and liabilities generally consist of long-term debt notes. The fair values of the long-term debt notes were based on quoted market prices in an inactive market.
The company's level 3 assets and liabilities include certain fixed assets and investments that were adjusted to fair value.

Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of September 30, 2021 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$17.0	$—	$—	$17.0
Mutual funds	93.1	—	—	93.1
Equity securities	0.2	—	—	0.2
Total Marketable Securities	110.3	—	—	110.3
Total Assets at Fair Value	$110.3	$—	$—	$110.3
Non-Recurring Fair Value Measurements. The company recognized impairment charges of $0.6 million related to certain fixed assets in the first nine months of 2021. The fair value of these fixed assets was estimated to be zero at September 30, 2021. The company also recognized net unrealized gain on investments of $9.2 million on equity investments without readily determinable fair value. The fair value of these investments was estimated to be $32.7 million at September 30, 2021. These assessments were based on quantitative and qualitative indicators of fair value. The fair value measurements of the fixed assets and investment are considered level 3 and non-recurring.
Fair Values of Long-Term Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At September 30, 2021, the fair values (in U.S. dollar equivalent) were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due September 2022	$769.8	Level 2
€15.0 million fixed rate notes due May 2023	18.7	Level 2
$750.0 million fixed rate notes due March 2025	798.5	Level 2
$500.0 million fixed rate notes due June 2028	566.3	Level 2
$750.0 million fixed rate notes due September 2043	1,055.2	Level 2
$700.0 million fixed rate notes due June 2048	890.7	Level 2

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Stock awards	—	44	72	44
Total	—	44	72	44
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income Attributable to CME Group (in millions)	$926.5	$411.7	$2,011.2	$1,681.2
Weighted Average Number of Common Shares (in thousands):
Basic	358,363	357,791	358,258	357,669
Effect of stock options, restricted stock and performance shares	625	799	636	823
Diluted	358,988	358,590	358,894	358,492
Earnings per Common Share Attributable to CME Group:
Basic	$2.59	$1.15	$5.61	$4.70
Diluted	2.58	1.15	5.60	4.69
13. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events that met the requirement for recognition or disclosure in the consolidated financial statements.

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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2021	2020	Change	2021	2020	Change
Total revenues	$1,109.9	$1,080.7	3%	$3,542.4	$3,785.1	(6)%
Total expenses	496.2	555.7	(11)	1,528.9	1,662.7	(8)
Operating margin	55.3%	48.6%		56.8%	56.1%
Non-operating income (expense)	$482.2	$11.5	n.m.	$560.8	$64.7	n.m.
Effective tax rate	15.5%	23.3%		21.9%	23.1%
Net income attributable to CME Group	$926.5	$411.7	125	$2,011.2	$1,681.2	20
Diluted earnings per common share attributable to CME Group	2.58	1.15	124	5.60	4.69	19
Cash flows from operating activities				1,734.1	2,055.3	(16)
Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Clearing and transaction fees	$878.9	$835.4	5%	$2,815.8	$3,054.4	(8)%
Market data and information services	145.4	139.4	4	434.8	405.6	7
Other	85.6	105.9	(19)	291.8	325.1	(10)
Total Revenues	$1,109.9	$1,080.7	3	$3,542.4	$3,785.1	(6)
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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Total contract volume (in millions)	1,138.3	998.6	14%	3,631.4	3,782.2	(4)%
Clearing and transaction fees (in millions)	$770.3	$715.0	8	$2,453.2	$2,658.8	(8)
Average rate per contract	$0.677	$0.716	(5)	$0.676	$0.703	(4)
We estimate the following net changes in clearing and transaction fees based on changes in total contract volumes and changes in average rate per contract for futures and options during the third quarter and first nine months of 2021 when compared with the same periods in 2020.

(in millions)	Quarter Ended	Nine Months Ended
Increase (decrease) due to changes in total contract volumes	$94.5	$(101.9)
Decreases due to changes in average rate per contract	(39.2)	(103.7)
Net increase (decrease) in clearing and transaction fees	$55.3	$(205.6)
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

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
Average Daily Volume by Product Line:
Interest rates	8,111	5,315	53%	8,995	8,628	4%
Equity indexes	5,100	5,410	(6)	5,372	5,820	(8)
Foreign exchange	776	829	(6)	798	876	(9)
Agricultural commodities	1,141	1,372	(17)	1,412	1,396	1
Energy	2,178	1,852	18	2,166	2,548	(15)
Metals	480	825	(42)	573	744	(23)
Aggregate average daily volume	17,786	15,603	14	19,316	20,012	(3)
Average Daily Volume by Venue:
CME Globex	16,652	15,054	11	18,071	18,826	(4)
Open outcry	598	108	n.m.	640	457	40
Privately negotiated	536	441	21	605	729	(17)
Aggregate average daily volume	17,786	15,603	14	19,316	20,012	(3)
Electronic Volume as a Percentage of Total Volume	94%	96%		94%	94%
________
n.m. not meaningful
Overall market volatility increased throughout the third quarter of 2021 following periods of lower volatility in 2020, particularly in the third quarter of 2020. In mid-2021, the Federal Reserve indicated a potential increase in interest rates earlier than many market participants expected, which resulted in higher volatility within the interest rate market. In addition, energy contract volume increased in the third quarter 2021 when compared with the same period in 2020, largely due to an increase in volatility within the crude oil market. The crude oil market exhibited higher volatility as a result of supply outages from Hurricane Ida and demand uncertainties related to the market impact of COVID-19. However, volatility within the equity, agriculture and metal markets subsided in the third quarter of 2021 when compared to the same period in 2020. We believe these factors led to the changes in contract volume during the third quarter and first nine months of 2021, when compared with the same periods in 2020.
Following the Illinois stay at home orders in March 2020, we closed the trading floor in Chicago. We began a limited re-opening of the trading floor in the third quarter of 2020. Only the Eurodollar options trading pit (where options on One-Month and Three-Month Secured Overnight Financing Rate (SOFR) futures also trade) remains open.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar Front 8 futures include contracts expiring in two years or less. Eurodollar Back 32 futures include contracts with expirations after two years through ten years.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
Eurodollar futures and options:
Front 8 futures	1,072	741	45%	1,165	1,479	(21)%
Back 32 futures	967	457	112	1,126	623	81
Options	890	422	111	986	1,254	(21)
U.S. Treasury futures and options:
10-Year	2,151	1,462	47	2,409	2,093	15
5-Year	1,113	777	43	1,244	1,146	9
Treasury Bond	508	422	20	562	471	19
2-Year	390	347	12	439	583	(25)
Federal Funds futures and options	71	87	(19)	87	256	(66)
In the third quarter and first nine months of 2021, overall interest rate contract volumes increased when compared with the same period in 2020. We believe these increases resulted from higher interest rate volatility due to changes in market expectations. Interest rate volatility increased following the Federal Reserve's indication that it would maintain its zero interest rate policy in the short term and potentially raise interest rates sooner than expected. In addition, we believe the increases in U.S. Treasury contract volumes were due to a record level of U.S. Treasury issuances, which has led to an increased need for market participants to manage their risk across the treasury yield curve.

The overall increase in interest rate contract volume in the first nine months of 2021 when compared with the same period in 2020 was offset by high volume in the first quarter of 2020 due to significant volatility as a result of economic uncertainty caused by the governmental and business response to the COVID-19 pandemic in early 2020.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
E-mini S&P 500 futures and options	2,940	3,311	(11)%	3,081	3,728	(17)%
E-mini Nasdaq 100 futures and options	1,391	1,397	—	1,499	1,265	18
E-mini Russell 2000 futures and options	348	285	22	358	311	15
In the third quarter and the first nine months of 2021, equity index contract volumes decreased when compared with the same periods in 2020. Volatility within the broad-based indexes, including the S&P 500, subsided in 2021 following significant equity market volatility in early 2020 resulting from uncertainty surrounding the economic impact of governmental and business actions to combat the COVID-19 pandemic. However, there was an increase in volatility within certain narrow-based small cap indexes, which resulted from a market repricing of certain stocks in early 2021. We believe this increase in volatility contributed to increases in E-mini Russell 2000 contract volumes.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
Euro	195	249	(22)%	210	244	(14)%
Japanese Yen	113	97	17	112	128	(13)
British Pound	100	114	(12)	100	113	(12)
Australian dollar	96	99	(3)	105	109	(4)

Overall foreign exchange contract volume decreased in the third quarter and first nine months of 2021 when compared with the same periods in 2020. Market volatility subsided in 2021 following very high foreign exchange volatility in early 2020 caused by significant uncertainty surrounding the economic impacts of the governmental and business actions to combat the COVID-19 pandemic. We believe these factors led to the overall decreases in foreign exchange contract volumes. However, in the third quarter of 2021 when compared with the same period in 2020, Japanese Yen contract volume increased due to risk aversion by market participants with other currencies, as the Japanese Yen is considered a safe haven currency.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
Corn	369	440	(16)%	494	438	13%
Soybean	205	292	(30)	284	280	1
Wheat	182	219	(17)	203	227	(11)
Overall commodity contract volume decreased in the third quarter of 2021 when compared with the same period in 2020. Corn and soybean contract volumes decreased due to lower volatility as a result of stable prices and demand following the 2021 growing season.
Commodity contract volume was flat for the first nine months of 2021 when compared to the same period in 2020, as market volatility subsided in the second half of 2021 following periods of high volatility in the first half of 2021 caused by expectations of lower than expected crop yields in 2021.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
WTI crude oil	1,119	873	28%	1,150	1,369	(16)%
Natural gas	583	582	—	540	657	(18)
Refined products	355	307	16	351	379	(7)
Overall energy contract volume increased in the third quarter of 2021 when compared with the same period in 2020, largely due to an increase in volatility within the crude oil markets. We believe the crude oil market exhibited higher volatility as a result of supply outages from Hurricane Ida and demand uncertainties related to the market impact of COVID-19. We also believe the increase in crude oil volumes was due to rising oil prices, which created a greater need for hedging.
The decrease in energy contract volume in the first nine months of 2021 when compared to the same period in 2020 can be attributed to lower overall market volatility within the energy market. We believe this was due to a continued rebalance and reduction in demand in the crude oil markets as a result of the COVID-19 pandemic. In addition, forecasts of warmer than expected weather resulted in a decrease in natural gas contract volume compared to the same period in 2020.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
Gold	294	526	(44)%	341	490	(31)%
Copper	87	99	(12)	108	101	7
Silver	78	180	(57)	102	129	(21)
In the third quarter and first nine months of 2021, metal contract volumes decreased when compared with the same periods in 2020. We believe the decreases are attributed to lower overall market volatility within the gold and silver markets. Volatility was higher in 2020, as investors were using gold and other precious metals as safe-haven investments as a result of uncertainty within other markets caused by the governmental and business actions to combat the COVID-19 pandemic.

Average Rate per Contract
The average rate per contract decreased in the third quarter and first nine months of 2021 when compared with the same periods in 2020. The decreases were largely due to a shift in product mix. In the third quarter of 2021, interest contract volume increased by 12 percentage points as a percentage of total volume, while all other product lines collectively decreased by 12 percentage points as a percentage of total volume. In the first nine months of 2021, interest contract volume increased by 3 percentage points as a percentage of total volume, while all other product lines collectively decreased by 3 percentage points as a percentage of total volume. Interest rate contracts have a lower average rate per contract compared with other product lines.
Cash Markets Business
Total clearing and transaction fees revenues in the third quarter and the first nine months of 2021 include $93.5 million and $314.4 million of transaction fees attributable to the cash markets business compared with $105.6 million and $342.4 million in the third quarter and first nine months of 2020, respectively. This revenue primarily includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in millions)	2021	2020	Change	2021	2020	Change
BrokerTec U.S.'s fixed income transaction fees	$38.8	$39.8	(3)%	$125.5	$133.3	(6)%
EBS's foreign exchange transaction fees	40.7	42.3	(4)%	129.0	136.9	(6)
The related average daily notional value for the third quarter and first nine months of 2021 were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in billions)	2021	2020	Change	2021	2020	Change
U.S. Treasury	$98.0	$93.2	5%	$113.0	$135.3	(16)%
European Repo (in euros)	293.4	261.6	12	293.8	265.9	10
Spot FX	54.4	63.3	(14)	62.8	74.3	(15)
Overall average daily notional value for the cash markets business increased in the third quarter of 2021 compared with the same period in 2020. The increase in European Repo transactions was largely due to increased volatility as a result of the European Union unexpectedly leaving interest rates unchanged. Despite the increase in average daily notional value, transaction revenue decreased due to the tiered pricing structure and a rate reduction for certain customer groups.
Overall average daily notional value for the cash markets business decreased in the first nine months of 2021 compared with the same period in 2020. The decrease in trading was largely due to lower volatility as the first quarter of 2020 saw high volatility as a result of the uncertainty surrounding the COVID-19 pandemic.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented approximately 10% of our clearing and transaction fees in the first nine months of 2021. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
During the third quarter and first nine months of 2021, overall market data and information services revenues increased when compared with the same periods in 2020 largely due to price increases for certain products.
The two largest resellers of our market data represented approximately 33% of our market data and information services revenue in the first nine months of 2021. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.

In the third quarter and first nine months of 2021, the decreases in other revenues when compared with the same periods in 2020 were largely due to decreases in custody fees resulting from declines in the overall level of non-cash performance bonds and guaranty fund collateral. The decreases were also due to a reduction in reported revenue related to the deconsolidation of the net assets of our optimization business, which was contributed to OSTTRA, our new joint venture with IHS Markit. The joint venture was launched in September 2021.
Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Compensation and benefits	$198.6	$216.4	(8)%	$635.3	$640.9	(1)%
Technology	49.3	48.1	3	146.8	144.9	1
Professional fees and outside services	45.2	48.4	(6)	119.4	141.3	(15)
Amortization of purchased intangibles	59.0	78.3	(25)	179.0	232.2	(23)
Depreciation and amortization	37.2	39.7	(6)	111.9	111.7	—
Licensing and other fee agreements	57.6	57.7	—	176.5	187.0	(6)
Other	49.3	67.1	(26)	160.0	204.7	(22)
Total Expenses	$496.2	$555.7	(11)	$1,528.9	$1,662.7	(8)

Operating expenses decreased by $59.5 million and $133.8 million in the third quarter and first nine months of 2021 when compared with the same periods in 2020. The following table shows the estimated impacts of key factors resulting in the change in operating expenses:

	Quarter Ended, September 30, 2021		Nine Months Ended, September 30, 2021
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Amortization of purchased intangibles	$(19.3)	(3)%	$(53.2)	(3)%
Intangible and fixed asset impairments	(1.8)	—	(26.8)	(2)
Professional fees and outside services	(3.2)	(1)	(21.9)	(1)
Salaries, benefits and employer taxes	(14.8)	(3)	(16.7)	(1)
Stock-based compensation	(7.7)	(2)	(12.5)	(1)
Licensing and other fee agreements	(0.1)	—	(10.5)	(1)
Foreign currency exchange rate fluctuation	(9.3)	(1)	(2.2)	—
Employee separation and retention costs	0.9	—	10.2	1
Other expenses, net	(4.2)	(1)	(0.2)	—
Total decrease	$(59.5)	(11)%	$(133.8)	(8)%
Decreases in operating expenses in the third quarter and first nine months of 2021 when compared with the same periods in 2020 were as follows:
•Amortization of purchased intangibles was lower during the third quarter and first nine months of 2021, as intangible assets related to CME Group's optimization business were contributed to a joint venture with IHS Markit in September 2021. Prior to the completion of the joint venture, amortization was no longer taken on these intangible assets once they were classified as held for sale in January 2021 following approval by the company's Board of Directors.
•In the third quarter and first nine months of 2020, we recognized higher impairment charges on certain intangible assets and fixed assets related to a subsidiary.
•Professional fees and outside services expenses decreased due to a greater reliance on consultants for platform integrations, information security and systems enhancements in 2020 as well as a reduction in legal fees related to our business activities and product offerings. The decrease in consulting and legal fees was partially offset by one-time deal costs incurred in the third quarter of 2021 related to our joint venture with IHS Markit.

•Salaries, benefits and employer taxes were lower during the third quarter and first nine months of 2021 when compared to the same periods in 2020 due to higher reductions in workforce and the contribution of employees from CME Group's optimization businesses to the new joint venture with IHS Markit in September 2021.
•Decreases in stock-based compensation expense were primarily due to higher forfeitures resulting from reductions in headcount compared to the same periods in 2020.
•A decrease in licensing and other fee agreements expense was due to lower volumes for certain equity products during the first nine months of 2021 when compared to the same period in 2020.
•In the third quarter of 2021, we recognized a net gain of $3.2 million due to favorable changes in exchange rates on foreign liability balances, compared with a net loss of $6.1 million in the third quarter of 2020. In the first nine months of 2021, we recognized a net loss of $0.2 million, compared with a net loss of $2.4 million in the first nine months of 2020. Gains and losses from exchange rate fluctuations are recognized in the consolidated statements of net income when subsidiaries with a U.S. dollar functional currency hold certain monetary assets and liabilities denominated in foreign currencies.
Increases in operating expenses in the third quarter and first nine months of 2021 when compared with the same periods in 2020 were as follows:
•Employee separation and retention costs were higher during the third quarter and first nine months of 2021 due to a higher reduction in workforce compared to the same periods in 2020.
Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2021	2020	Change	2021	2020	Change
Investment income	$145.8	$23.6	n.m.	$239.1	$151.6	58%
Interest and other borrowing costs	(41.8)	(41.7)	—	(125.0)	(124.5)	—
Equity in net earnings of unconsolidated subsidiaries	66.4	44.0	51	178.3	144.0	24
Other non-operating income (expense)	311.8	(14.4)	n.m.	268.4	(106.4)	n.m.
Total Non-Operating	$482.2	$11.5	n.m.	$560.8	$64.7	n.m.
n.m. not meaningful
Investment income. Investment income increased in the third quarter and first nine months of 2021 when compared with the same periods in 2020, largely due to increases in net realized and unrealized gains on investments. In the third quarter of 2021 when compared with the same period in 2020 there was an increase in earnings from cash performance bond and guaranty fund contributions that are reinvested due to higher reinvestment balances. In the first nine months of 2021, there was a decrease in earnings from cash performance bond and guaranty fund contributions that are reinvested. The decrease in earnings resulted largely from lower rates of interest earned in the cash account at the Federal Reserve Bank of Chicago following significant interest rate cuts in early 2020 by the Federal Reserve, despite an increase in reinvestment balances.
Equity in net earnings (losses) of unconsolidated subsidiaries. In September 2021, we began recognizing our share of net earnings in our investment in OSTTRA, our new joint venture with IHS Markit. Higher income generated from our S&P/Dow Jones Indices LLC (S&P/DJI) business venture also contributed to increases in equity in net earnings of unconsolidated subsidiaries in the third quarter and first nine months of 2021, when compared with the same periods in 2020.
Other income (expense). In the third quarter of 2021, we recognized a net gain of $343.5 million on the deconsolidation and contribution of our optimization business to OSTTRA, which contributed to an increase in other income in the third quarter and first nine months of 2021. In the third quarter of 2021 when compared with the same period in 2020, we recognized higher expense related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms due to higher interest income earned on our reinvestment. In the first nine months of 2021 when compared with the same period of 2020, we recognized lower expense related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms caused by lower interest income earned on our reinvestment during the nine-month period due to a higher Federal Funds rate in early 2020.

Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2021	2020
Quarter ended September 30	15.5%	23.3%
Nine months ended September 30	21.9%	23.1%
The overall effective tax rate decreased in the third quarter of 2021 and first nine months of 2021 when compared with the same periods in 2020. In the third quarter of 2021, we recognized the gain on the deconsolidation and contribution of our optimization business to OSTTRA, which was not taxable.

Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities decreased in the first nine months of 2021 when compared with the same period in 2020 largely due to a decrease in trading volume. Net cash used in investing activities was lower during the first nine months of 2021 when compared with the same period in 2020 largely due to an increase in proceeds from sales of investments. Cash used in financing activities was lower during the first nine months of 2021 when compared with the same period in 2020 due to net repayments of commercial paper made during the first nine months of 2020.
Debt Instruments. The following table summarizes our debt outstanding at September 30, 2021:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to CME Clearing, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At September 30, 2021, guaranty fund contributions available to collateralize the facility totaled $8.6 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At September 30, 2021, we have excess borrowing capacity for general corporate purposes of approximately $2.4 billion under our multi-currency revolving senior credit facility.
At September 30, 2021, we were in compliance with the various financial covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At September 30, 2021, the letters of credit totaled $310.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.
The following table summarizes our credit ratings at September 30, 2021:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.5 billion and $1.6 billion at September 30, 2021 and December 31, 2020, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The disclosure under “Legal and Regulatory Matters” in Note 7. Contingencies in the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this report is incorporated herein by reference. Such disclosure includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

ITEM 1A.	RISK FACTORS
There have been no material changes in the company's risk factors from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31	557	$210.16	—	$—
August 1 to August 31	34	208.38	—	—
September 1 to September 30	95,514	188.80	—	—
Total	96,105	$189.01	—
(1)Shares purchased consist of an aggregate of 96,105 shares of Class A common stock surrendered in the third quarter of 2021 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

10.1(1)*	Form of Equity Grant Letter for Restricted Shares.

10.2(1)*	Form of Equity Grant Letter for Annual Grant of Performance Shares.

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101	The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File included in the Inline XBRL Document Set for Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: November 3, 2021	By:	/s/ John W. Pietrowicz
John W. Pietrowicz Chief Financial Officer & Senior Managing Director Finance Principal Financial Offer and Duly Authorized Officer