Form 10-K
period 2021-12-31
CME GROUP INC.
filed 2022-02-25
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, was approximately $76.0 billion (based on the closing price per share of CME Group Inc. Class A common stock on the Nasdaq Global Select Market (Nasdaq) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 9, 2022 was as follows: 359,394,585 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of CME Group Inc.’s Proxy Statement for the 2022 Annual Meeting of Shareholders	Part III

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
Trademark Information
CME Group, the Globe logo, CME, Chicago Mercantile Exchange, Globex, and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. COMEX is a trademark of Commodity Exchange, Inc. NEX, BrokerTec and EBS are trademarks of various entities of NEX Group Limited (NEX). Dow Jones, Dow Jones Industrial Average, S&P 500 and S&P are service and/or trademarks of Dow Jones Trademark Holdings LLC, Standard & Poor's Financial Services LLC and S&P/Dow Jones Indices LLC, as the case may be, and have been licensed for use by Chicago Mercantile Exchange Inc. ("CME"). All other trademarks are the property of their respective owners.
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
•the ability of our compliance and risk management programs to effectively monitor and manage our risks, including our ability to prevent errors and misconduct and protect our infrastructure against security breaches and misappropriation of our intellectual property assets;
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
•our ability to manage the risks, control the costs and achieve the synergies associated with our strategy for acquisitions, investments and alliances, including those associated with our joint venture with IHS Markit and our partnership with Google Cloud;
•uncertainty related to the transition from LIBOR;
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

ITEM 1.    BUSINESS
CME Group provides market participants worldwide the ability to efficiently manage risk within and across multiple asset classes, by trading futures, options, cash and over-the-counter (OTC) products. CME Group provides primary price discovery and referential pricing information through its market data in a variety of formats, including real time, historical and derived data for customers in both listed and cash products. CME Group also offers industry-leading research and analytics tools to provide customers with market education resources.
GENERAL DEVELOPMENT OF BUSINESS
CME was founded in 1898 as a not-for-profit corporation. It established CME Clearing in 1919, which is operated as part of CME. CME demutualized in 2000, and in 2002 its parent company, CME Group, completed an initial public offering of its Class A common stock (Nasdaq: CME). CME Group subsequently acquired CBOT Holdings, Inc. in 2007, NYMEX Holdings, Inc. (NYMEX and COMEX) in 2008, the Kansas City Board of Trade in 2012 and NEX Group plc (NEX) in 2018. The combination with NEX expanded our global customer base and product offerings through the complementary combination of CME Group’s exchange-traded derivative products and NEX’s cash and OTC products. It also created a leading, client-centric, global markets company, generating capital efficiencies across futures, cash and OTC products for market participants seeking to lower their cost of trading and better manage risk. Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, our telephone number is 312-930-1000 and our website is cmegroup.com.
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
•CME's product slate includes agricultural, equities, FX, cryptocurrencies/alternative investments and interest rate products, including Eurodollar futures and options, Secured Overnight Financing Rate (SOFR) futures and options, Bloomberg Short-Term Bank Yield (BSBY), livestock and cash-settled contracts based on the S&P 500, including the E-mini S&P 500 ESG (Environmental, Social and Governance) contract, Micro E-mini Equity Index contracts, Nasdaq-100, FTSE Russell and Bitcoin and Ether Reference Rate.
•CBOT's product slate consists of agricultural, equities and interest rate products, including contracts for United States (U.S.) Treasury futures, soybean, corn, wheat and contracts based on the Dow Jones Industrial Index.
•NYMEX's product slate consists of energy and metals products, including contracts for crude oil, natural gas, heating oil, gasoline and emissions contracts (GEO and NGO).
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
CME Group products are traded primarily through CME Globex, as well as by open outcry in Chicago for Eurodollar options and SOFR options and through privately negotiated transactions. Due to the COVID-19 pandemic, in March 2020 we closed our open outcry trading floor and reopened it in August 2020 for Eurodollar options. In May 2021, we announced our decision to permanently close the trading floor outside of Eurodollar options and SOFR options.
We strive to provide the most flexible and scalable platforms to support the operational and capacity needs of our business along with the delivery of innovative technology solutions to the marketplace. Our CME Globex electronic platform is the trading engine for our central limit order book markets and is available on a global basis nearly 24 hours a day throughout the trading week. The CME Globex platform is accessible through a wide variety of vendor-provided and custom-built trading systems that benefit from our open application programming interface approach. For electronic and privately negotiated markets, we offer brokers and customers the CME Direct platform for arranging, executing, recording and risk-managing trades across all six major asset classes. We also provide the functionality to connect to CME Direct on a mobile device through our CME Direct Mobile application with full trading and on-the-go order management capabilities.
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
U.S. trading rights and privileges are exchange-specific. Open outcry trading is conducted exclusively by our members. Membership on one of our derivatives exchanges also enables a customer to trade specific products at lower fees. Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. In 2021, 84% of our contract volume was from trades by our members.
CME Clearing Business: Through our clearing house, CME Clearing, which is operated by CME, we provide clearing and settlement services for a broad range of exchange-traded futures and options on futures contracts and OTC derivatives. Our integrated clearing function is designed to ensure the safety and the soundness of our markets by serving as the counterparty to every trade, becoming the buyer to each seller and the seller to each buyer, and limiting counterparty credit risk. CME Clearing marks open positions to market at least twice a trading day, requiring payments from clearing firms whose positions have lost value and making payments to clearing firms whose positions have gained value. For select cleared-only markets, positions are marked-to-market daily, with the capacity to mark-to-market more frequently as market conditions warrant. The CME ClearPort front-end system provides access to our flexible clearing services for block transactions, bi-lateral trades and swaps. In 2021, we launched the derivatives industry’s first Sustainable Clearing service to help market participants track and report how their hedging activities are advancing their sustainability goals.
The majority of clearing and transaction fees received from clearing firms represents charges for trades executed and cleared on behalf of their customers. One firm represented at least 10% of our clearing and transaction fees revenue for 2021. In the event a clearing firm were to withdraw, our experience indicates that the customer portion of the firm's trading activity would likely transfer to one or more other clearing firms of the exchange.
Cash Markets Business: Our cash markets business is comprised of BrokerTec and EBS. Certain BrokerTec and EBS contracts are cleared at third-party clearing houses. BrokerTec and EBS offer anonymous and disclosed trading venues, offering clients multiple execution and distribution options and the benefit of an established and far-reaching distribution network of liquidity providers and consumers. Our BrokerTec markets were migrated from a third-party platform to our CME Globex electronic platform in the first quarter of 2021 and our EBS market is expected to migrate to the CME Globex platform in the first half of 2022.
•BrokerTec operates global electronic trading for fixed income products on the CME Globex platform, with a leading position in cash U.S. Treasuries, E.U. and U.S. repo fixed income instruments and European Government Bonds. It facilitates trading principally for banks and non-bank professional trading firms.
•EBS is a global electronic platform for the trading of FX products across major and emerging market currencies. EBS also offers execution of non-deliverable forwards through a Commodity Futures Trading Commission (CFTC) registered swap execution facility (SEF). EBS operates both as a Central Limit Order Book platform (EBS Market) for spot and non-deliverable forwards currency pairs, as well as a relationship-based trading platform offering spot FX, FX forwards and FX swaps (EBS Direct).
Market Data Business: We offer a variety of market data services through industry-leading market data platforms and third-party distribution partners, which are designed to meet the risk-management, trading, investment and business needs of our global client base. As such, we provide proprietary real-time and historical market data related to CME Group’s vibrant and deeply liquid exchanges and cash markets businesses. We further offer derived cash markets pricing, third-party and alternative data sets, as well as a wide range of analytic tools. As customers continue to leverage cloud technology to improve and evolve their businesses, CME Group has taken a leading role by becoming the first derivatives marketplace to provide live market data natively in the cloud with the launch of our cloud connect capabilities on Google Cloud Platform. CME Group is also the distributor of leading benchmark equity and commodity indices on behalf of third parties as well as our own proprietary benchmarks and indices.
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
In 2021, CME Group futures and options had an average daily volume of 19.6 million contracts, with a volume record in our equity asset class for the sixth consecutive year. It was also a year of volume records for multiple products, including Ultra 10 Year futures, SOFR futures, Bitcoin futures, Micro E-Mini Equity Index futures and a record number of contracts executed via Basis Trade at Index Close. We set records in the volume traded for our Micro E-Mini Equity Index futures in total, as well as for each of the Micro E-Mini Nasdaq-100, Russell 2000 and Dow 30 contracts.
We continue to expand and deepen our customer base worldwide and offer customers around the world the most broad and diversified portfolio of benchmark products. Some of our products introduced over the past two years include:
•3-Year Treasury Note Futures (2020)
•Adjusted Interest Rate (AIR) Total Return Futures (2020)
•Cash-settled Bitcoin Options (2020)
•SOFR Options (2020)
•Micro E-mini Equity Index Options (2020)
•Brazilian Soybean Futures (2020)
•Pork Cutout Futures and Options (2020)
•European Renewable Fuel Futures (2020)
•Nasdaq-100 Volatility Index (VOLQ) Futures (2020)
•Nasdaq Veles California Water Index Futures (2020)
•Adjusted Interest Rate Total Return Futures (2020)
•E-mini Nasdaq 100 Weekly Options (2021)
•E-mini Russell 2000 Weekly Options (2021)
•Micro Bitcoin Futures (2021)
•Ether and Micro Ether Futures (2021)
•Micro Treasury Yield Futures (2021)
•Micro WTI Futures (2021)
•Global Emissions Offset (GEO) and Nature-based Global Emissions Offset (N-GEO) Futures (2021)
In addition to the individual product launches noted above, we have completed many product extensions across our asset classes, including short-dated options products (Monday and Wednesday weekly options on the E-Mini Nasdaq 100 and Russell 2000), expanded Japanese energy futures (including four new Japanese electricity futures contracts and two new LNG futures contracts), and additional implied volatility products in fixed income, energy, metals and agricultural products to our suite of CME Group Volatility Indexes (CVOL).
We continue to expand and deepen our customer base worldwide and offer customers around the world with the most broad and diversified portfolio of benchmark products. We believe we have a significant opportunity to expand the participation of our non-U.S. customer base in our markets. Our penetration of these markets lags our development in the U.S., and we believe that there is room for significant growth and development of these financial markets. In 2021, approximately 29% of our electronic futures and options volume was from transactions reported as outside the U.S. and approximately 56% of our market data revenue was derived from outside the U.S. We also achieved 5% growth in trading volume during Asian trading hours and 3% growth during European trading hours in 2021 compared to 2020.
CME Group is also the distributor of leading benchmark equity and commodity indices on behalf of third parties, as well as our own proprietary benchmarks and indices including CME Term SOFR.
In 2021, we updated the FX Market Profile Tool and launched a Metals Market Profile and, in 2022, we launched an UST Market Profile. The FX and Metals Market Profile Tool on Quant Analytics offers a simple but effective method for clients to compare and contrast our leading FX and metals products and liquidity pools side-by-side, which in turn enables clients to analyze their opportunity to minimize costs and achieve best execution by accessing highly complementary liquidity pools across cash and futures markets. We expect to continue to expand this Quant Analytics suite in the future as well.
Our CME Liquidity Tool enables market participants to analyze liquidity across CME Group products during U.S., London or Singapore trading hours and was expanded to 37 products in 2021 to meet customer demand for our growing product suite. To further our commitment to our global customers, in 2020, we introduced a TreasuryWatch Tool and additional tools to help customers and prospective customers identify key marketplace developments and potential risk management and trading opportunities (e.g., SOFR-LIBOR spread). In 2021, we extended our new CVOL family with two additional releases for a total of 40 indexes, including six unique broad-based benchmarks such as the Treasury Volatility Index and Commodity Volatility Index. We also introduced an initiative to launch real-time streaming versions of the CVOL indexes, which is expected to occur in 2022. We have increased our customer base and continue to target cross-asset sales across client segments, driving global sales and generating new client participation across all regions. We have a long history of providing customer value and responsiveness and believe our products and services position us to help our customers adapt to and comply with new regulations, while enabling them to efficiently manage their risks. We have a broad distribution network comprised of a combination of internal and external channels and proprietary front-end capabilities.
Diversify our Business and Revenue - Our acquisition of NEX strengthened our role in global financial markets infrastructure and information services, adding complementary cash and OTC businesses and scale to our listed interest rate and FX products, while broadening our global client base. We are positioned to take direct advantage of growth in treasury issuance, liquid treasury holdings and the trading of treasury instruments, as well as growing repo activity in the U.S. and Europe. The transaction expanded CME Group’s position in the large, highly competitive and highly fragmented global FX marketplace, offering both order book trading and relationship-based trading solutions for customers. The acquisition added strength in underlying customer marketplaces, especially around regional bank customers and other market participants outside of North America, and expanded our market data solutions beyond futures and options into cash and OTC offerings.
During 2021, the Alternative Reference Rates Committee (ARRC) formally recommended the forward-looking term rates based on SOFR published by our subsidiary, CME Group Benchmark Administration Limited. The ARRC formalized this recommendation in July 2021. We are working closely with our customers during this transition, and we will continue to offer capital-efficient choices to manage risk via Eurodollar, 30-Day Federal Fund, SOFR and SONIA futures, as well as SOFR- and SONIA-based cleared OTC swaps. We are also licensing the CME Term SOFR rate to third parties.
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
In September 2021, we completed the establishment of OSTTRA, a 50/50 joint venture with IHS Markit that combines our post-trade services business (Traiana, TriOptima and Reset) and IHS Markit’s MarkitSERV, and serves as a leading provider of progressive post-trade solutions for the global OTC markets across interest rate, FX, equity and credit asset classes. In connection with the establishment of OSTTRA, we contributed the net assets of our post-trade services business to the joint venture in exchange for cash and a 50% equity interest in the company.
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
We provide a comprehensive multi-asset class clearing solution to market participants for maximum operational ease and the capital efficiency that comes with connecting to our clearing house. Our clearing services offer the ability to optimize collateral and capital efficiencies across portfolios within the clearing house while meeting the heightened regulatory requirements on derivatives. The majority of our clearing volumes and activities are related to our listed futures and options, which represents the majority of our open interest and collateral held against these positions. We also offer clearing services for OTC interest rate swaps, FX forwards and commodity swaps. The addition of our enhanced Standard Portfolio Analysis of Risk (SPAN) margin framework, CME SPAN 2, will provide enhanced risk management capabilities in a single, unified interface by maintaining SPAN's current calculations and functions while incorporating several new modeling, reporting and margin replication enhancements. CME SPAN 2 will initially be launched with certain futures and options on energy products and then expanded to other asset classes. As CME SPAN 2 is implemented, margins for diversified portfolios will consist of products using the enhanced CME SPAN 2 framework in addition to the existing SPAN framework, ensuring appropriate levels of offsets will continue to be provided across products subject to the SPAN and SPAN 2 frameworks.
CME Group provides various tools and services to assist customers with capital and operational efficiencies, including:
•CME Clearing provides compression via coupon blending as well as CME CORE, an interactive margin calculator that enables clients to optimize their capital by providing insights on margin requirements prior to trading.
•Portfolio margining allows firms to capitalize on margin offsets between futures, options and cleared OTC instruments with common risk factors.
•Cross-margining allows firms to achieve portfolio margin efficiencies for offsetting positions between two clearing houses, including CME and Fixed Income Clearing Corporation (FICC) or CME and Options Clearing Corporation (OCC), through reduced performance bond requirements.
Partnership with Google Cloud - In November 2021, we announced a 10-year strategic partnership with Google Cloud to accelerate CME Group’s move to the cloud, which we expect will transform derivatives markets by expanding access and creating efficiencies for market participants. The partnership will focus on expanding access to CME Group’s infrastructure, advancing real-time data and analytics capabilities, co-innovating new products and services, increasing efficiencies and driving resiliency in the financial markets’ ecosystem.
Patents, Trademarks and Licenses
We own the rights to a large number of trademarks, service marks, domain names and trade names in the U.S., Europe and other parts of the world. We have registered many of our most important trademarks in the U.S. and other countries. We hold the rights to a number of patents and have a number of patent applications pending. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We also own copyrights to a variety of materials. Those copyrights, some of which are registered, include printed and online publications, websites, advertisements, educational materials, graphic presentations and other literature, both textual and electronic. We protect our intellectual property rights by relying on trademarks, patents, copyrights, database rights, trade secrets, restrictions on disclosure and other methods.
We offer equity index futures and options on key benchmarks, including S&P, Nasdaq, Dow Jones, FTSE Russell and fixed income index futures on the Bloomberg Short-Term Bank Yield (BSBY) indexes. These products are listed by us subject to license agreements with the applicable owners of the indexes, some of which are exclusive. In connection with our joint venture with S&P Global, Inc., we have a license agreement (S&P License Agreement), which superseded our prior licensing arrangements and was assigned to the joint venture. CME’s license for the S&P 500 Index will be exclusive for futures and options until one year prior to the termination of the S&P License Agreement, and non-exclusive for the last year. The license for the other S&P stock indexes is generally exclusive for futures and options. The term of the S&P License Agreement will continue until the date that is one year after the date that CME Group ceases to own at least 5% (accounting for dilution) of the outstanding joint venture interests. Upon the occurrence of certain events, including certain terminations of the joint venture, the term may be extended up to an additional ten years. CBOT has an exclusive license agreement (Dow Jones License Agreement) with CME Group Index Services LLC (CME Indexes) for certain Dow Jones indexes, which has also been assigned to the joint venture. The initial term of the agreement is through June 30, 2026. Following the initial term, the Dow Jones License Agreement will automatically renew for renewal terms of five years thereafter, so long as there is open interest in any of CBOT’s or its affiliates’ products based on one or more of the Dow Jones licensed indexes. In the event there is no open interest in any such products, then CME Indexes may terminate the agreement. We also have an exclusive license agreement for certain Nasdaq indexes through 2029. In 2015, we entered into an exclusive license agreement with FTSE Russell and launched the E-mini Russell 2000 futures in 2017. We pay the applicable third-party, per-trade fees based on contract volume under the terms of these licensing agreements. A copy of the S&P License Agreement has been filed as a material contract. We also have a multi-year non-exclusive licensing arrangement with ICE Benchmark Administration for the use of LIBOR to settle several of our interest rate products, including our Eurodollar contracts.

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
Competition
The industry in which we operate is highly competitive and has seen multiple new entrants over time, and we expect competition to continue to intensify and become more global, especially in light of changes in the financial services industry driven by regulatory reforms such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), European Market Infrastructure Regulation (EMIR), EMIR 2.2, Markets in Financial Instruments Directive II (MiFID II), Capital Requirements Directive IV, Market Abuse Regulation, Benchmarks Regulation, Basel III and various other laws and regulations.
Please also refer to the discussion below and in "Item 1A — Risk Factors" beginning on page 15 for a description of competitive risks and uncertainties.
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
We believe that we compete favorably with respect to these factors. Our deep, liquid markets; diverse and complementary product offerings; frequency and quality of new product development; and efficient, secure settlement, clearing and support services, distinguish us from others in the industry. We believe that in order to maintain our competitive position, we must continue to expand globally; develop and offer new and innovative products; enhance our technology infrastructure, including its reliability, functionality and security; maintain liquidity and low transaction costs; continue to strengthen our risk management capabilities and solutions; and implement customer protections designed to ensure the integrity of our market and the confidence of our customers.
We compete in a large and expanding financial services trading, clearing and settlement marketplace globally. Our competitors include, among other entities, exchanges such as Intercontinental Exchange, Inc. (ICE), the Hong Kong Exchanges and Clearing Limited and Deutsche Börse AG. We have also seen the emergence of new players in the derivatives exchange business, in some cases backed by market makers and broker-dealers, as well as crypto platforms. Competition also includes alternative means of developing exposures through alternative instruments (depending on market factors) such as cash, OTC, ETFs, options, warrants, contracts for differences, structured products and other offerings and incorporates large customer and channel internalization of trade flows and data. New emerging competitors have targeted different segments of our industry, with multiple execution models and products, and emerging technologies will continue to offer additional alternative products in the future. Competition in our industry continues to be dynamic, and recent developments and alliances may result in a growing number of well-capitalized trading service providers that compete with all or a portion of our business.
Competition in our CME Clearing Business
In the past few years there has been increased competition in the provision of clearing services, and we expect competition to continue to increase in connection with compliance with Dodd-Frank, EMIR 2.2, Basel III, MiFID II and other various laws and regulations.

Our competitors in the clearing services space include, among others, companies such as ICE, LCH Group, the OCC, Depository Trust & Clearing Corporation, Hong Kong Exchanges and Clearing, Japan Securities Clearing Corporation, LME Clearing and Deutsche Börse AG. In light of the implementation of new regulatory requirements and other reforms of the financial services industry, we believe that other exchanges and infrastructure providers also may undertake to provide clearing and other related post-trade services, such as Nodal and ERIS in the U.S., as CFTC-regulated designated clearing organizations. We have also seen the acquisition of smaller clearing houses by larger and better capitalized firms, including FTX’s acquisition of LedgerX.
We believe competition in clearing services is based on, among other things, the value of providing customers with capital and margin efficiencies; quality and reliability of the services; creditworthiness of the clearing house; regulatory costs; timely delivery of the services; reputation; diversity of the service offerings; confidentiality of positions and information security protective measures; and the fees charged for the services provided.
Competition in our Cash Markets Business
The cash markets businesses face substantial competition across a wide and growing array of venues. In the FX space, the marketplace is highly fragmented, and there is competition from other electronic communication networks, single-dealer platforms, bank-owned multi-participant platforms, streaming and request for quote services, trading venues tied to data platforms, voice brokers, other broker enabled platforms and other venues. There is a growing array of platforms and technologies, and they are often owned by many well-capitalized financial institutions and intermediaries that are also driving internalization of client FX trade flows. In the fixed income space, there are also multiple providers of treasury, European and U.S. repo, and European bond trading, as well as other products such as corporate bonds, municipal bonds, mortgage-backed bonds and agencies, and a multitude of competitors and new entrants offering single-dealer liquidity, bank-owned multi-participant platforms, streaming and request for quote services, and other broker and exchange-enabled platforms.
Competition in our Market Data Business
Technology companies, market data and information vendors and front-end software vendors also represent actual and potential competitors because they have their own substantial market data calculation and distribution capabilities that could serve as alternative means for receiving open market data feeds instead of connecting directly to our exchange. Multiple other industry players offer both referential and indicative pricing alternatives to CME offerings, which are widely distributed and available across a variety of media. Distributors and consumers of our market data may also use our market data as an input into a product that competes against one of our traded or cleared products. Although we may receive license fees for such products, such fees may not offset the impact of any loss in revenue from our comparable product.
Regulatory Matters
Our businesses are regulated and serve a customer base that includes regulated institutions or individuals. Developments in the regulatory environment therefore have the potential to significantly affect our businesses. As such, we are subject to extensive regulation, primarily in the U.S. and Europe.
Please also refer to the discussion below and in "Item 1A — Risk Factors" beginning on page 15 for a description of regulatory and legislative risks and uncertainties.
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

Regulation of our Cash Markets Business
The operation of our BrokerTec platform subjects us to regulation by the Financial Industry Regulatory Authority (FINRA) and the U.S. Securities and Exchange Commission (SEC) as a broker-dealer and alternative trading system operator. It also subjects us to regulation by authorities in the E.U. as a multilateral trading facility and regulated market and by the applicable regulators in Singapore and Canada. Our EBS business holds various permissions, approvals and exemptions globally, including those that subject certain of its activities to CFTC, FCA, the Dutch Authority for the Financial Markets (AFM) and Hong Kong Monetary Authority (HKMA) oversight.
The settlement of matched principal and exchange-traded businesses requires access to clearing houses either directly or through third-party providers of clearing and settlement services. BrokerTec Americas is a member of the FICC, through which it clears U.S. Treasury and repo products.
Regulation of our Market Data Business
A portion of our market data business, offered by CME Group Benchmark Administration, is subject to regulation by the E.U. Benchmarks Regulation, which regulates our RepoFunds Rate suite of daily Euro repo indices. Our CME Group Benchmark Administration, which is authorized as a Benchmark Administrator by the FCA, administers and calculates the CME Term Secured Overnight Financing Rate (SOFR) Reference Rates group of benchmarks.
Key Areas of Focus
We actively monitor and participate in the domestic and international legislative and rulemaking processes for our industry, including providing government testimony, commenting on proposed legislation and rulemaking, and educating our regulators and policymakers on potential impacts to the marketplace. We are also focused on the U.S. Presidential administration and its new federal regulatory appointees and any anticipated changes that may result.
Our key areas of focus in the regulatory environment are:
•The FCA’s announcement of its phase out of the use of LIBOR, which may unfavorably impact our ability to list our existing suite of Eurodollar futures and options products.
•The implementation of a transaction tax or user fee in the U.S., U.K. or E.U. , or in the States of Illinois or New Jersey, which could discourage institutions and individuals from using our markets or products or encourage them to trade in another less costly jurisdiction. Legislation to impose a financial transaction tax has been proposed previously in the U.S. Congress, Illinois General Assembly and State of New Jersey Legislature. Additionally, from time to time, including this fiscal year, the proposed U.S. Presidential budget request has included a proposal to impose a user fee to fund all or a portion of the budget of the CFTC. Legislation would be necessary to impose such a fee.
•The potential for further regulation stemming from industry performance disruptions and residual concerns around electronic trading activity and, in particular, "high frequency trading."
•Legislation that proposes to eliminate the 60/40 tax treatment of certain of our futures and options contracts, which would result in 60% of the gains being taxed at the short-term capital gain rate instead of the long-term capital gain rate. This would impose a significant increase in tax rates applicable to certain market participants and could result in a decrease in their trading activity.
•Certain provisions in relation to the E.U. Regulations on Benchmarks have yet to come into effect, and prices and data provided by CME Group for use by E.U. supervised entities and use of those benchmarks may be impacted.
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
•The implementation of the final phases of uncleared margin rules (UMR Phases 5 & 6) across jurisdictions and implications for customers' management of exposures.
•The potential regulation of cryptocurrencies, which may impact our existing offerings or our ability to provide future offerings.
Please also see "Item 1A - Risk Factors" beginning on page 15 for additional information on our areas of regulatory risks.

Human Capital Management
At CME Group, we rely on our highly skilled and experienced global workforce to meet our business objectives. As of December 31, 2021, our global employee population consisted of approximately 3,480 staff, with 67% (approximately 2,320) of these employees working in the U.S. and the remaining 33% (approximately 1,160) working in our various non-U.S. locations (Australia, Brazil, Canada, China, France, Hong Kong, India, Israel, Japan, Netherlands, Singapore, South Korea, Sweden, Switzerland and the U.K.).
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
•Our Employee Resource Groups (ERGs) are essential to fostering an inclusive culture grounded in mutual respect. All employees are eligible to join our ERGs and employees are encouraged to form new ERGs that align with our shared mission and values, creating communities around professional and personal interests.
We conduct regular employee engagement surveys and we monitor our performance against specific voluntary turnover, open role placement and internal promotion metrics to understand where further workforce investments may be necessary. During fiscal year 2021, our performance against these metrics was:
•10.4% voluntary turnover
•53.5% of open roles filled with internal candidates
•11.6% of employees promoted
The above metrics exclude approximately 150 staff who do not fully participate in our talent programs.
Diversity and Inclusion
As the world’s leading and most diverse derivatives marketplace, we embrace an exchange of ideas driven by the rich diversity of our people, cultures and experiences. We know that when our employees bring their authentic selves to work each day, it makes our business and our culture that much stronger. Leveraging the collective mix of perspectives and insights that our individual backgrounds bring, we can continually provide our global clients with innovative products and solutions, strengthen our competitive advantage and best serve the communities in which we live and work.
We have anchored our commitment to diversity and inclusion by incorporating it into our corporate goals, and our Chief Human Resources Officer provides our senior management and Board with regular updates. Our Diversity and Inclusion (D&I) Council is responsible for driving our corporate D&I strategy. Members of our management team and employees from across our global workforce serve on the council, representing a wide variety of backgrounds and perspectives.
For more information regarding our sustainability practices and to review our annual Corporate Citizenship & Sustainability Reports, including our report for 2021 when issued, please visit: https://www.cmegroup.com/company/corporate-citizenship/esg.html.
Information about our Executive Officers
The following are CME Group's executive officers. Ages are as of February 10, 2022.
Terrence A. Duffy, 63. Mr. Duffy has served as our Chairman and Chief Executive Officer since 2016. Mr. Duffy previously served as our Executive Chairman and President since 2012 and as Executive Chairman from 2006. Mr. Duffy has been a member of our board of directors since 1995. He also served as President of TDA Trading, Inc. from 1981 to 2002 and has been a member of our CME exchange since 1981.

Kathleen M. Cronin, 58. Ms. Cronin has served as our Senior Managing Director, General Counsel and Corporate Secretary since 2003. Prior to joining us, Ms. Cronin was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom LLP from 1989 through 1995 and from 1997 through 2002. Ms. Cronin also serves as a director of Kemper Corporation.
Sunil Cutinho, 50. Mr. Cutinho has served as our Chief Information Officer since February 2022 and previously has served as President of CME Clearing since 2014. He joined CME Group in 2002 and since then has held various positions of increasing responsibility within the organization, and most recently served as Managing Director, Deputy Head of CME Clearing from April 2014 through September 2014.
Lynne Fitzpatrick, 43. Ms. Fitzpatrick has served as Senior Managing Director & Deputy Chief Financial Officer since February 2022. She previously served as Managing Director of Corporate Development and Treasurer of CME Group since 2017, leading the company’s business development, mergers and acquisitions, CME Ventures and corporate treasury functions. Since joining the company in 2006, Fitzpatrick has held a variety of positions with increasing levels of responsibility within the finance organization. Prior to CME Group she worked as an investment banker at Credit Suisse and UBS.
Julie Holzrichter, 53. Ms. Holzrichter has served as our Senior Managing Director, Chief Operating Officer since 2014 and in February 2022, her role expanded to oversee Global Operations and CME Clearing. She previously served as our Senior Managing Director, Global Operations from 2007. Ms. Holzrichter rejoined us in 2006 as our Managing Director, CME Globex Services and Technology Integration. Ms. Holzrichter previously held positions of increasing responsibility in our organization from 1986 to 2003 in trading operations. Ms. Holzrichter also serves as a director of Constellation Energy Corporation, an Exelon company.
Tim McCourt, 43. Mr. McCourt has served as Senior Managing Director, Global Head of Equity and FX Products since February 2022. He is responsible for leading the development and execution of the company’s global equity index, foreign exchange, cryptocurrency and alternative investment product strategies. He serves on the CME Ventures Investment Committee and the S&P Dow Jones Indices U.S. Advisory Panel. Before joining CME Group in 2013 as Global Head of Equity Products, Mr. McCourt worked for the Royal Bank of Scotland, where he was responsible for building and managing the Americas Index and Delta One trading book. Prior to RBS, he held a senior trading role with JPMorgan in New York, spending 10 years with the Equity Derivatives Group.
Hilda Harris Piell, 54. Ms. Piell has served as Senior Managing Director and Chief Human Resources Officer since 2007. Previously she served as Managing Director and Senior Associate General Counsel, as Director and Associate General Counsel and as Associate Director and Assistant General Counsel since joining us in 2000.
John W. Pietrowicz, 57. Mr. Pietrowicz has served as Senior Managing Director and Chief Financial Officer since 2014. Previously, Mr. Pietrowicz served as our Senior Managing Director, Business Development and Corporate Finance since 2010. Mr. Pietrowicz joined us in 2003 and since then has held various positions of increasing responsibility, including Managing Director and Deputy Chief Financial Officer from 2009 to 2010 and Managing Director, Corporate Finance and Treasury from 2006 to 2009. Mr. Pietrowicz also serves as a director of S&P/Dow Jones Indices LLC. Mr. Pietrowicz announced his plans to retire in 2023 and Ms. Fitzpatrick will succeed him.
Derek Sammann, 53. Mr. Sammann has served as our Senior Managing Director, Global Head of Commodities and Options and International Markets since November 2021 and previously served as our Senior Managing Director, Commodities and Options Products since 2014. He previously served as our Senior Managing Director, Financial Products and Services since 2009 and Global Head of Foreign Exchange Products since joining us in 2006. Prior to joining us, Mr. Sammann served as Managing Director, Global Head of FX Options and Structured Products at Calyon Corporate and Investment Bank in London from 1997 to 2006.
Suzanne Sprague, 41. Ms. Sprague has served as Senior Managing Director & Global Head of Clearing and Post-Trade Services for CME Group since February 2022. She joined the company in 2002 and has held numerous roles and leadership positions in financial management and risk management since that time. During her tenure, she has played a key role in the company’s development of risk management policy. Since 2015, she served as Managing Director, Credit & Liquidity Risk, Risk Policy & Banking, overseeing CME Clearing’s exposure to counterparty credit risk, liquidity risk management and financial performance, acceptable collateral and collateral services, risk management policies and procedures, financial operations, and banking.
Jack Tobin, 58. Mr. Tobin has served as Managing Director and Chief Accounting Officer since 2015. Mr. Tobin most recently served as our Managing Director, Corporate Finance since 2007. Prior to our merger with CBOT Holdings, Mr. Tobin served as the Director, Corporate Finance for CBOT Holdings and CBOT from 2002 to 2007. Prior to joining CBOT, Mr. Tobin served as a principal consultant with PricewaterhouseCoopers from 1997 to 2002. Mr. Tobin is a registered certified public accountant.
Sean Tully, 58. Mr. Tully has served as Senior Managing Director, Global Head of Rates and OTC Products since February 2022. He previously served as Senior Managing Director, Financial and OTC Products of CME Group since 2014. He previously served as Senior Managing Director, Interest Rates and OTC Products during 2014. Previously, he served as Managing Director, Interest Rate and OTC Products since 2013 and as our Managing Director, Interest Rate Products since joining us in 2011. Before joining the company, Mr. Tully most recently served as Managing Director, Global Head of Fixed Income Trading at WestLB in London.
Kendal Vroman, 50. Mr. Vroman has served as our Senior Managing Director, Chief Transformation Officer since November 2021. He previously served as Senior Managing Director, International and Optimization Services since February 2020 and as our Senior Managing Director, Cash Markets and Optimization Services. Since joining the company in 2001, he has held a variety of senior leadership roles, including Managing Director, Planning and Execution, Global Head, Commodity Products and OTC Solutions and Managing Director and Chief Corporate Development Officer. Prior to joining us, Mr. Vroman most recently served as Vice President, Corporate Operations/Chief of Staff to the Chief Executive Officer for marchFirst Inc.
Julie Winkler, 47. Ms. Winkler has served as our Senior Managing Director, Chief Commercial Officer since 2016. She previously served as Senior Managing Director, Research and Product Development and Index Services of CME Group since 2014 and as Managing Director, Research and Product Development since 2007. Prior to our merger with CBOT Holdings, Ms. Winkler held positions of increasing responsibility for CBOT Holdings since 1996. Ms. Winkler also serves as a director of S&P/Dow Jones Indices LLC.
AVAILABLE INFORMATION
Our website is www.cmegroup.com. Information made available on our website does not constitute part of this document. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance materials may also be found on our website. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other reports that we file or furnish with the SEC at http://www.sec.gov. Copies of these materials also are available to shareholders free of charge upon request to Shareholder Relations, office.ofthesecretary@cmegroup.com. Information regarding our sustainability practices is available in our annual Corporate Citizenship & Sustainability Reports, including our report for 2021 when issued, at the following: https://www.cmegroup.com/company/corporate-citizenship/esg.html.
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
•changes in price levels, trading volumes and volatility in the derivatives, cash and over-the-counter (OTC) markets and in their underlying markets;
•shifts in demand or supply in commodities underlying our products;
•competition;
•changes in government monetary policies, including central bank decisions related to quantitative easing and the U.S. Federal Reserve and other international banks' forecasted interest rates;
•availability of capital to our market participants and their appetite for risk-taking;
•levels of assets under our customers' management;
•volatile weather patterns, droughts, natural disasters and other catastrophes;
•pandemics affecting our customer base or our ability to operate our markets; and
•consolidation or expansion in our customer base and within our industry.

Any one or more of these factors may contribute to reduced activity in our markets. Historically, periods of heightened uncertainty have tended to increase our trading volume due to increased hedging activity and the increased need to manage the risks associated with, or speculate on, volatility. However, as evidenced by our past performance, in the period after a material market disturbance, there may persist extreme uncertainties, which may lead to decreased volume due to factors such as reduced risk exposure, lower interest rates, central bank asset purchase programs and lack of available capital. The shifts in market trading patterns we experienced as a result of the financial crisis of 2008 may or may not recur in the future, and our business will be affected by future economic uncertainties, which may result in decreased trading volume and a more challenging business environment for us. We believe that our interest rate product line could continue to be negatively impacted by a return to a zero interest rate policy. A reduction in overall trading volume or in certain products could render our markets less attractive to market participants as a source of liquidity, which could result in further loss of trading volume and associated transaction-based revenue. Material decreases in trading volume would have a material adverse effect on our financial condition and operating results.
Please see "Item 1A - Risk Factors - Risks Relating To Our Business" beginning on page 19 for additional information.
We operate in a heavily regulated environment that imposes significant costs and competitive burdens on our business, and our failure to maintain compliance with regulations, our status as a regulated entity, or BrokerTec Americas' status as a member in good standing at FICC, could result in the loss of customers.
We are primarily subject to the jurisdiction of the regulatory agencies in the U.S., U.K. and European Union. As a result of our global operations, we are also subject to the rules and regulations of other local jurisdictions in which we conduct business and offer our products and services, as appropriate.
Our businesses and those of many of our clients have been and continue to be subject to extensive legislation and regulatory scrutiny, and we face the risk of changes to our regulatory environment and business in the future and have incurred and expect to continue to incur significant costs to comply. Additional new laws or regulations or changes in enforcement practices applicable to our businesses or those of our clients could be imposed in the U.S. or other jurisdictions, which could change, or require us to change, our business practices or the structure of our business, including its current governance or regulatory structure, or impose significant costs on us by, for example, requiring more of our funds to be set aside for the guaranty fund. This could adversely affect our ability to compete effectively with other institutions that are not affected in the same way or impact our clients' overall trading volume and demand for our market data and other services. Additionally, regulations imposed on financial institutions or market participants generally may adversely impact their trading activity in our markets. To the extent the legislative and regulatory environment is less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.
Legislation may be proposed, both domestically and internationally, that could add a transaction tax on our products or change the way our market participants are taxed on the products they trade on our markets. If such proposals were to become law, they could have a negative impact on our industry and on us by making transactions more costly to market participants, which may reduce trading and could make our markets less competitive, with a resulting negative impact on our business, financial condition and operating results.
If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel or other sanctions, including revocation of our designations as a contract market, derivatives clearing organization, swap execution facility, swap data repository, broker-dealer, multilateral trading facility or other regulatory penalties.
Our broker-dealer and multilateral trading facility businesses, BrokerTec and EBS, are also extensively regulated in various jurisdictions. These regulatory obligations generally include proper licensing and qualification of the firms and individuals, substantive conduct standards, communication and disclosure rules, monitoring and surveillance, training, capital requirements, supervisory obligations, maintenance of anti-money laundering programs, suspicious activity reporting, risk management standards, trade reporting, and ongoing examinations and reviews. The risks from failing to comply with these regulatory obligations include potential liability, disciplinary action against the firm and individuals, monetary penalties and restrictions on future activities.
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
Our clearing house seeks to offer customers, intermediaries and clearing firms universal access in order to maximize the efficient use of capital, exercise appropriate oversight of value at risk and maintain operating leverage from clearing activities on our exchanges. Our strategic business plan for our futures and options business is to operate an efficient and transparent vertically integrated transaction execution, clearing and settlement business. Some of our clearing firms have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as part of for-profit enterprises. Some of these firms, along with certain industry associations, have sought, and may seek in the future, legislative or regulatory changes to be adopted that would facilitate mechanisms or policies that allow market participants to transfer positions of futures or options from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. If these legislative or regulatory changes are adopted, our business, financial condition and operating results could be adversely affected.
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
Our competitors may:
•respond more quickly to competitive pressures and opportunities, including responses based upon their corporate governance structures, which may be more flexible and efficient than our corporate governance structure;
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
If our products, markets and services are not competitive or are viewed as less competitive, our business, financial condition and operating results could be adversely affected. A decline in our fees or loss of customers could lower our revenues, which would adversely affect our profitability.
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
Additionally, from time to time, certain customers may represent a significant portion of the open interest in our individual product lines or contracts, and a substantial decrease in their trading activity could have a negative impact on the liquidity of the particular product line or contract.
If we fail to maintain trading volume, as a result of a loss of customers or decrease in trading activity; expand our product offerings or execution facilities; or are unable to attract new customers, our business and revenues will be adversely affected. Declines in trading volume may also negatively impact market liquidity, which could lead to further loss of trading volume. Because our cost structure is largely fixed, if demand for our products and services and our resulting revenues decline, we may not be able to adjust our cost structure on a timely basis, and our profitability could be adversely affected.
Our role in the global marketplace places us at greater risk than other public companies for a cyber attack and other cyber-security risks. Our technology, our people and those of our third-party service providers, and our customers may be vulnerable to cyber-security threats, which could result in wrongful use of our data or our customers’ data or cause interruptions in our operations that cause us to lose customers and trading volume and result in substantial liabilities. We also could be required to incur significant expense to protect our systems and/or investigate any alleged attack.
We regard the secure storage and transmission of data and the ability to continuously transact and clear on our electronic trading platforms as critical elements of our operations and our operational resiliency. Our technology, our people and those of our third-party service providers and our customers may be vulnerable to targeted attacks, such as "phishing" attacks, unauthorized access, fraud, computer viruses, denial of service attacks, terrorism, "ransom" attacks, firewall or encryption failures or other security or operational risks. Criminal groups, political activist groups and nation-state actors have targeted the financial services industry in general, and our role in the global marketplace places us at greater risk than other public companies for a cyber attack and other information security threats. While we have not experienced cyber incidents that are individually, or in the aggregate, material, we have experienced cyber attacks of varying degrees in the past.
Our usage of mobile, web, and cloud technologies, such as those pursuant to our partnership with Google Cloud, may increase our risk of a cyber attack. Our security defenses may also be impacted or breached due to employee error, malfeasance, system errors or vulnerabilities. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our technology systems and data, or our customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the services we provide that could potentially have an adverse effect on our business, while resulting in regulatory penalties or the imposition of additional obligations by regulators or others. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous and complex, any failure to comply may carry significant penalties and reputational damage.
We have designed our cyber defense program to mitigate such attacks and security risks through administrative, physical and technical safeguards. As part of our global information security and privacy programs, we employ resources to prevent, detect and respond to cyber-attacks and security risks that could impact our people, processes and technology infrastructure, including the rapid response to zero-day vulnerabilities. However, our security measures or those of our third-party providers, including any cloud-based technologies, such as those pursuant to our partnership with Google Cloud, may prove insufficient depending upon the attack or threat posed. Any security attack or breach could result in system failures and delays, malfunctions in our operations, loss of customers or lower trading volume, loss of competitive position, damage to our reputation, disruption of our business, legal liability or regulatory fines and significant costs, which in turn, may cause our revenues and earnings to decline. Though we have insurance against certain cyber and privacy risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits or are not covered under any of our current insurance policies.
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
Given our role in the global financial services industry, we may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations. It is impossible to accurately predict the likelihood or impact of any terrorist attack on our industry generally or on our business. While we have implemented significant physical security protection measures, business continuity plans, and established backup sites to provide operational resiliency, in the event of an attack or a threat of an attack, these security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Such an attack may result in harm to our personnel or the closure of our facilities or render our backup data and recovery systems inoperable. Damage to our facilities due to terrorist attacks may be significantly in excess of any amount of insurance coverage available, or we may not be able to insure against such damage at a reasonable price or at all. The threat of terrorist attacks also may negatively affect our ability to attract and retain employees. Any of these events could have a material adverse effect on our business, financial condition, and operating results.
RISKS RELATING TO OUR BUSINESS
The COVID-19 pandemic has negatively affected the global economy, including the U.S. economy and the global financial markets, and has disrupted our business and our clients’ businesses. The ultimate impact from COVID-19, including duration, is unknown and could have an adverse effect on our business, financial condition and results of operations.
The ongoing COVID-19 pandemic has caused significant disruption in the international and U.S. economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, employee attrition, supply chain interruptions and overall economic and financial market instability in the U.S. Similar impacts also have been experienced throughout the world, including in every country in which we do business. Given the unique and unpredictable nature of this event, future impacts to our business are unknown and could be material. Those impacts may include, among others, the following:
•Continued disruption to our business and operations;
•Key members of senior management or a significant number of our employees being unable to work as a result of contracting COVID-19 or related illnesses;
•Reduced productivity and operating effectiveness as a result of our employees working remotely and impacts on our clients encountering similar circumstances;
•Impacts on our third-party suppliers and their ability to fulfill their obligations to us;
•Decreased trading volume and unprecedented market stresses in global financial markets;
•Changes in demand for our products and services, based upon fiscal, monetary, and trade policies adopted in response to the economic impact of the pandemic;
•Reduced economic activity generally, which could cause businesses to have less need to hedge in our markets;
•Delays in our expansion, investment, strategic initiatives and system integrations;
•Impacts to our ability to expand our client base, grow our business and generate new revenue due to the inability to hold in-person meetings, events and conferences, and other impacts from social distancing;
•Impacts on our brand and reputation due to negative investor sentiment in the overall financial markets;
•Increased financial and operational stress experienced by our clearing firm members due to unprecedented volatility or downturn, including significant losses that may result in a reduction of business or a default;
•Market access or trading limitations imposed by governmental authorities; and
•Increased technology and cyber-security risks, social engineering and phishing campaigns.
These potential impacts may exist for a significant period of time and may adversely affect our business, financial condition, and results of operations even after the COVID-19 pandemic has subsided.
The spread of COVID-19 has caused us to modify our business practices, including restricting employee travel and continuing work-from-home protocols, and we may take further actions as may be required by government authorities or as we determine to be in the best interests of our employees and clients. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic or will otherwise be satisfactory to government authorities.
The extent to which the COVID-19 pandemic further impacts our business, results of operations or financial condition will depend on future developments, which are highly uncertain and difficult to predict, but may include, among others, the duration and spread of the pandemic, including through new variant strains, its severity, the actions taken by governments and other third parties to contain the virus or treat its impact, such as vaccination, and the effect of such actions on our business practices (including ending work-from-home protocols or transitioning to more hybrid work models), the impact of existing and any future federal stimulus measures, and the pace at which, and the extent to which, normal economic and operating conditions resume, or even if they resume, whether such economic and operating conditions can be sustained.
In addition, many of the other risk factors described herein could be heightened by the effects of the COVID-19 pandemic and related economic conditions, which could result in a material impact on our results of operations, financial condition and liquidity.
Damage to our reputation or brand could harm our business.
Maintaining our reputation and brand is critical to attracting and retaining customers, investors and employees and to maintaining our relationships with our regulators and other government officials. Negative publicity regarding our company or actual, alleged or perceived issues regarding our company, products or services, including social and environmental concerns relating to our company or certain commodity products and increased impact from climate change or criticism or market reaction to the performance of our market in periods of extreme volatility, could give rise to reputational risk, which could significantly harm our business prospects. These issues may include, but are not limited to, any of the risks discussed in this Item 1A, including risks from customer disputes, system failures or intrusions, failures to meet our regulatory obligations, failures of a clearing firm or other counterparty, issues relating to our third-party suppliers, alleged or actual fraud or misconduct or manipulative activity, or ineffective risk management.
The success of our markets depends on our ability to complete development of, successfully implement and maintain the electronic trading and clearing systems that have the functionality, performance, availability and resilience, capacity, security and speed required by our customers.
The success of our business depends in large part on our ability to create interactive electronic marketplaces for a wide range of products that have the required functionality, performance, availability and resilience, capacity, security and speed to attract and retain customers. In 2021, 93% of our overall contract volume was generated through electronic trading on our CME Globex electronic platform, and we generated $336.3 million in revenue attributable to the BrokerTec and EBS trading platforms.
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
If we do not successfully enhance our electronic trading systems and technology offerings, if we are unable to develop them to include other products and markets, or if they do not have the required functionality, performance, availability and resilience, capacity, security and speed desired by our customers, our ability to successfully compete and our revenues and profits will be adversely affected. Although we are focused on the technology and customer experience as part of the anticipated migration of the EBS platform to CME Globex in the first half of 2022, we cannot guarantee that we will not experience any client attrition, and to the extent any such client attrition is significant, it could have a negative impact on our revenues.
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
Our business is highly dependent on our ability to process, execute and monitor, in an efficient and uninterrupted manner, a large number of transactions, which occur at high volumes and frequencies across multiple systems and our ability to access key business data, financial information, order processing and invoicing. We are heavily reliant on the capacity, reliability and security of our information technology and communications and other business systems and software supporting our operations. Our systems, or those of our third-party providers, including cloud providers, may fail or be shut down or, due to capacity constraints, may operate slowly, causing one or more of the following to occur:
•unanticipated disruptions in service to our customers;
•slower response times and delays in our customers' trade execution and processing;
•failed settlement of trades;
•incomplete or inaccurate accounting, recording, or processing of trades;
•financial losses;
•security breaches;
•litigation or other customer claims;
•loss of customers; or
•regulatory sanctions.
We cannot assure that we will not experience system failures from power or telecommunications failures, acts of God, war or terrorism, human error on our part or on the part of our third-party providers or partners, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, cyber attacks, acts of vandalism or similar occurrences. If any of our systems or the systems of our third-party providers do not operate properly, are compromised or are disabled, including as a result of system failure, employee or customer error or misuse of our systems, we could suffer financial loss, liability to customers, regulatory intervention or reputational damage that could affect demand by current and potential users of our market.
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
Regulations relating to our trading and clearing systems generally require the handling of anticipated present and future peak trading volume. Heavy use of our systems during peak trading times or at times of unusual market volatility could cause them to operate slowly or even to fail for periods of time. We constantly monitor system loads and performance, and regularly implement system upgrades to handle estimated increases in volume. However, we cannot assure that our estimates of future trading volume and order messaging traffic will be accurate or that our systems will always be able to accommodate actual trading volume and order messaging traffic without failure or degradation of performance or speed. Increased trading volume and order messaging traffic may result in connectivity problems or erroneous reports that may affect users of our platforms. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, to file lawsuits against us or to cease doing business with us or could lead our regulators to initiate inquiries or proceedings for failure to comply with applicable laws and regulations.
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
We depend on a number of suppliers, such as banking, clearing and settlement organizations, telephone companies, internet service providers, data processors, cloud hosting providers, data center providers, and software and hardware vendors, for elements of our trading, clearing, and other systems, as well as communications and networking equipment, computer hardware and software and related support and maintenance. Although we conduct due diligence and monitor important suppliers and service providers (including their resiliency), we cannot provide assurances of their performance and any interruption or cessation of their supplies or services could negatively impact our operations or those of our customers, as well as affect our reputation, financial or regulatory posture.
Many of our customers rely on third parties, such as independent software vendors, to provide them with front-end systems to access our trading platforms and other back office systems for their trade processing and risk management needs. While these service providers have undertaken to keep current and certify as to our enhancements and changes to their software to our interfaces and functionality, we cannot guarantee that they will continue to make the necessary monetary and time investments to keep up with our enhancements and changes.
To the extent any of our service providers or the organizations that provide services to our customers in connection with their trading activities cease to provide these services or provide these services in an efficient, cost-effective manner, or fail to adequately expand their services to meet our needs and the needs of our customers, we could experience decreased trading volume, lower revenues, and higher costs. In addition, while we may be entitled to recovery for breaches of, or liabilities otherwise incurred in connection with, our agreements with third-party suppliers and service providers, such recovery is limited by the terms of these agreements and may not compensate us in full.
Our business exposes us to substantial credit risk of our clearing firms and other counterparties and, consequently, a decrease in their financial resources could adversely affect us.
Our clearing house operations expose us to counterparties with differing risk profiles. We routinely guarantee transactions submitted by our clearing firm customers with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional customers. We could be adversely impacted by the financial distress or failure of one or more of our clearing firms. Additionally, we are exposed to the risk of loss from the failure of a matched principal counterparty to settle its trades at BrokerTec Americas.
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
Our Three-Month Eurodollar futures and options contracts are based on the three-month U.S. Dollar London Interbank Offered Rate (LIBOR) underlying rate. To the extent trading in Eurodollar contracts decreases or is discontinued and our alternative contracts are not successful, our revenues would be negatively impacted. Certain of our other businesses could also be negatively affected by changes to LIBOR.
Our Eurodollar futures and options contracts are based on the three-month U.S. Dollar ICE LIBOR underlying rate. In 2021, average trading volume in our Eurodollar contracts was 3.5 million contracts and open interest was 40.8 million contracts. The U.K. FCA, which regulates LIBOR, announced its intention to phase out the use of LIBOR with the cessation of one-week and two-month USD LIBOR, as well as non-USD LIBOR tenors, after December 31, 2021, and the cessation of publication of three-month, six-month and one-year USD LIBOR after June 30, 2023. Financial institutions that currently report information used to set USD LIBOR are expected to stop doing so during 2023, and in 2021, the U.S. Federal Reserve Board and other regulatory bodies issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use USD LIBOR as a reference rate no later than December 31, 2021. In light of regulatory guidance, we expect banks and other financial market participants to cease entering into new contracts based on USD LIBOR and there is no guarantee that they will reference rates associated with our alternative products.
The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing USD LIBOR with other benchmark alternatives, such as Secured Overnight Financing Rate (SOFR). However, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.
Any transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. We have closely engaged with the industry, regulators and market participants to launch products using alternative reference rates, including our SOFR and Sterling Overnight Index Average

(SONIA) futures contracts. While these actions have resulted in an increase in market acceptance of SOFR, there is no guarantee that this transition will be successful, maintain current market structure, or replace the revenue we derive from our Eurodollar contracts if trading volume were to decline or discontinue altogether.
Our market data revenues may be reduced by decreased demand, poor overall economic conditions, regulatory changes or a significant change in how market participants trade and use market data.
We offer a wide range of data services designed to support the trading, risk management, investment and business needs of our customers. Revenues from our market data and information services represented 12% and 11% of our total revenues during the years ended December 31, 2021 and December 31, 2020, respectively. Factors that may affect our performance and demand for our data include, but are not limited to:
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
We continue to execute on strategic initiatives to grow our business, including efforts to serve the OTC markets and to distribute our products and services on a global basis. There is no guarantee that our efforts will be successful. Continued growth will require additional investment in personnel, facilities, information technology infrastructure and financial and management systems and controls, and may place a significant strain on our management and resources. For example, if we encounter limited resources, we may be required to increase our expenses to obtain the necessary resources, defer existing initiatives or not pursue certain opportunities. We may not be successful in implementing all of the processes that are necessary to support our growth organically or, as described below, through acquisitions, other investments or strategic alliances. Our growth strategy also may subject us to increased legal, compliance and regulatory obligations. Unless our growth results in an increase in revenues that is proportionate to the increase in our costs associated with our growth, our future profitability could be adversely affected, and we may have to incur significant expenditures to address the additional operational and control requirements as a result of our growth.
We intend to continue to explore acquisitions, other investments and strategic alliances. We may not be successful in identifying opportunities or in integrating the acquired businesses. Any such transaction may not produce the results we anticipate, which could adversely affect our business and our stock price.
We intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our business and grow our company. We may make acquisitions or investments or enter into strategic partnerships, joint ventures and other alliances. The market for such transactions is highly competitive, especially in light of historical merger and acquisition activity in our industry. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance future transactions on terms favorable to us, which could impact our ability to identify growth opportunities. We may issue additional equity and/or debt in connection with strategic partnerships. The issuance of additional equity in connection with any future transaction could be substantially dilutive to our existing shareholders. The issuance of additional debt could increase our leverage substantially.
The process of integration also may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. To the extent we enter into joint ventures and alliances, we may experience difficulties in the development and expansion of the business of any newly formed ventures, in the exercise of influence over the activities of any ventures in which we do not have a controlling interest, as well as encounter potential conflicts with our joint venture or alliance partners. We may not realize the anticipated growth and other benefits from our growth initiatives and investments, which may have an adverse impact on our financial condition and operating results. We also may be required to take an impairment charge in our financial statements relating to our acquisitions and/or investments, which could negatively affect our stock price. Our joint venture, OSTTRA, with IHS Markit is subject to many of these risks, including the potential we may not achieve the expected cost savings, synergies and other strategic benefits from the transaction within the anticipated time frames, that the joint venture may be more costly than expected, or that we may experience customer attrition.
The expansion of our global operations is complex and subjects us to increased business and economic risks that could adversely affect our financial results.
In connection with our expanded global operations, we face certain risks inherent in doing business internationally. These risks include:
•fluctuations in currency exchange rates;
•complying with extensive and complex compliance requirements, regulations and oversight by regulators other than our primary functional regulators;
•difficulties in staffing and associated costs in managing multiple international locations;
•general economic, social, and political conditions;
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
The E.U.-U.K. Trade and Cooperation Agreement was effective on January 1, 2021. As a result of Brexit, we have established certain CME Group businesses in Amsterdam, an E.U. jurisdiction, which allows these businesses to continue offering products and services to customers in the E.U.; however, this has resulted in, and may continue to result in, increased legal, compliance and operational costs.
Our risk management, compliance and monitoring programs might not be effective and may result in outcomes that could adversely affect our reputation, financial condition and operating results.
In the normal course of our business, we discuss matters with our regulators, including during supervisory engagements and regulatory examinations, and we are subject to their inquiry and oversight. Our regulators have broad enforcement and supervisory powers, including the power to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke our regulatory designations or the registration of our officers or employees who violate applicable laws or regulations. Our ability to manage our risks and comply with applicable laws and regulations in the jurisdictions where we operate is largely dependent on our establishment and maintenance of effective risk management, compliance and monitoring programs. In the case of alleged non-compliance with applicable laws or regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which could be significant. Any of these outcomes may adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to conduct our business.
We maintain risk management, compliance and monitoring policies, procedures and programs that are designed to prevent, detect, deter, monitor and manage our risks, including enterprise risk and internal audit programs, but such policies, procedures and programs may not be fully effective. Some of our risk management processes depend upon evaluation of information regarding markets, customers, employees or other matters or potential threats that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. Management of operational, financial, legal and compliance, regulatory, reputational and strategic risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We cannot guarantee that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed.

We could be harmed by misconduct or errors that are difficult to detect and deter.
There continue to be highly publicized cases involving fraud or other misconduct or manipulative activity by employees of financial services firms and other market participants. Improper trading activity on our platforms by participants could include activities such as spoofing, layering, wash trading and manipulation. Misconduct by our employees and agents could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or the company, improper securities trading activities, improper use or unauthorized disclosure of data or confidential information of the company or its customers, among other potential misconduct.
It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found to have not met our regulatory oversight and compliance obligations, we could be subject to regulatory sanctions, enforcement actions, financial penalties, restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity, and such outcomes could seriously harm our reputation. Our employees and agents also may commit errors that could subject us to financial claims for negligence, as well as regulatory actions, or result in our voluntary assumption of financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities in our markets could affect our brand and reputation and reduce the number of participants trading in our markets. If that should occur, we could face a corresponding decline in trading volume and revenue.
Intellectual property rights licensed from third-party price reporting agencies form the basis for many of our products from which we derive a significant portion of our volume and revenue. Material changes in the intellectual property landscape or regulatory framework pertaining to such benchmarks could have a negative impact on our ability to offer such products.
We are significantly dependent on the contract volume of products that are based on intellectual property rights of indexes derived from third-party price reporting agencies. To comply with CFTC core principles, we must be able to demonstrate that our products may not be readily susceptible to manipulation. Our inability to offer products based on these indexes could have a negative impact on our contract volume and revenues.
A failure to protect our intellectual property rights, or allegations that we have infringed the intellectual property rights of others, could adversely affect our business.
Our business is dependent on proprietary technology and other intellectual property that we own or license from third parties. We own the rights to a large number of trademarks, service marks, domain names and trade names in the U.S., Europe, and other parts of the world. We have registered many of our most important trademarks in the U.S. and other countries. We hold the rights to a number of patents and have patent applications pending. Our patents cover match engine, trader user interface, trading floor support, market data, general technology and clearing house functionalities. We attempt to protect our proprietary technology and intellectual property rights by relying on trademarks, copyright, database rights, trade secrets, restrictions on disclosure, and other methods. Notwithstanding the precautions we take to protect our proprietary technology and intellectual property rights, it is possible that employees or third parties may copy, misappropriate, or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. In addition, in the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources, either of which could adversely affect our business.
Patents of third parties may have an important bearing on our ability to offer certain products and services. Our competitors as well as other companies and individuals may obtain, and may be expected to obtain in the future, patents related to the types of products and services we offer or plan to offer. We cannot guarantee that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, some patent applications in the U.S. are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which our products and services may be covered or asserted to be covered by claims contained in pending patent applications. These claims of infringement are not uncommon in our industry. As a result, we may face allegations that we have infringed the intellectual property rights of third parties, which may be costly for us to defend. If one or more of our products or services is found to infringe on patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing on the patents. We could also be required to pay damages if we were found to infringe patents held by others, which could materially adversely affect our business, financial condition and operating results. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we were unable to obtain such licenses, we may not be able to redesign our products or services at a reasonable cost to avoid infringement, which could materially adversely affect our business, financial condition and operating results.

RISKS RELATING TO AN INVESTMENT IN OUR CLASS A COMMON STOCK
Our indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations. We might still be able to incur more debt, intensifying these risks.
As of December 31, 2021, we had approximately $3.4 billion of total indebtedness and we had excess borrowing capacity for general corporate purposes under our existing facilities of approximately $2.3 billion.
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
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our debt service obligations. In addition, the agreements governing our outstanding indebtedness do not significantly limit our ability to incur additional indebtedness, which could increase the risks described above to the extent that we incur additional debt. Our regulated businesses are also required to maintain minimum capital requirements set by their applicable regulators.
Please see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Requirements" beginning on page 45 for additional information capital requirements.
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
Ten of our board members own trading rights, or are officers or directors of firms that own trading rights, on our derivatives exchanges. As members, these individuals may have interests that differ from or conflict with those of shareholders who are not also members. Our dependence on the trading and clearing activities of our exchange members, combined with the CME members' rights to elect six directors, may enable them to exert substantial influence over the operation of our business.
Ten of our directors own, or are officers or directors of firms that own trading rights on our exchanges. We are dependent on the revenues from the trading and clearing activities of our exchange members. In 2021, 84% of our derivatives contract volume was derived from our members. This dependence may give them substantial influence over how we operate our business.
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
Under the terms of the organizational documents of our exchanges, our exchange members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. Additionally, our Class B shareholders, who are members of our CME exchange, are entitled to elect six directors to our board even if their Class A share ownership interest is very small or non-existent. We have limited ability to eliminate these election rights, and prior attempts to do so did not receive the necessary shareholder approvals. In connection with these rights, our ability to take certain actions that we may deem to be in the best interests of the company and its shareholders, including actions relating to certain pricing decisions, may be limited by the rights of our members.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our corporate headquarters are located at 20 South Wacker Drive, Chicago, IL, where we lease approximately 575,000 square feet of general office space. This lease expires in 2032. Our European headquarters are located at the London Fruit & Wool Exchange at 1 Duval Square, London, where we lease approximately 120,000 square feet of general office space. This lease expires in 2038.
In the fourth quarter of 2021, we sold our building at 333 S. LaSalle Street, Chicago, IL, which is approximately 260,000 square feet and contains the trading floor, and our sale lease-back will conclude during 2022. At such time, we will move to a leased space at 141 W. Jackson Street, Chicago, IL of approximately 145,000 square feet, which will contain the trading floor. The lease for this space expires in 2027.
We also lease our largest data center from CyrusOne in Aurora, IL. This lease expires in 2031.
In addition to the above properties, we have other offices and data centers in various locations around the globe. The company’s management believes that its properties are suitable for the purposes for which they are used and our current needs.  Please see note 5. Property and note 11. Leases and Other Commitments to the consolidated financial statements for more information.
ITEM 3.    LEGAL PROCEEDINGS
See "Legal and Regulatory Matters" in note 12. Contingencies to the consolidated financial statements beginning on page 75 for CME Group’s legal proceedings disclosure, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Class A Common Stock
Our Class A common stock is currently listed on Nasdaq under the ticker symbol "CME." As of February 9, 2022, there were approximately 4,555 holders of record of our Class A common stock.
Class B Common Stock
Our Class B common stock is not listed on a national securities exchange or traded in an organized over-the-counter (OTC) market. Each class of our Class B common stock is associated with a membership in a specific division of our CME exchange. CME's rules provide exchange members with trading rights and the ability to use or lease these trading rights. Each share of our Class B common stock can be transferred only in connection with the transfer of the associated trading rights.

Class B shares and the associated trading rights are bought and sold or leased through our membership department. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be primarily determined by the value of our Class A common stock. As of February 9, 2022, there were approximately 1,550 holders of record of our Class B common stock.
Preferred Stock
In 2021, we issued 4.6 million shares of non-voting Series G preferred stock. Our preferred stock is not listed on a national securities exchange or traded in an organized OTC market. These shares are convertible to Class A common stock at a 1:1 ratio at the discretion of the holder. Our preferred stock has the same equitable interest in our earnings and the same dividend payments per share as our Class A shares on an as converted basis. As of February 9, 2022, there was one holder of record of our Series G preferred stock.
PERFORMANCE GRAPH
The graph below compares the cumulative five-year total return on CME Group Inc.'s Class A common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of five companies that include: Cboe Global Markets Inc, Deutsche Boerse Ag, Intercontinental Exchange Inc, London Stock Exchange Group Plc and Nasdaq Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer group and the S&P 500 index on December 31, 2016 and its relative performance is tracked through December 31, 2021.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	2017	2018	2019	2020	2021
CME Group Inc.	$132.33	$174.83	$191.74	$179.60	$232.56
S&P 500	121.83	116.49	153.17	181.35	233.41
Peer Group	130.43	139.35	260.67	303.11	238.76
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities

Period in 2021	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31	71	$198.32	—	$—
November 1 to November 30	17	211.90	—	—
December 1 to December 31	2,264	228.52	—	—
Total	2,352		—
 _______________
(1)Shares purchased consist of an aggregate of 2,352 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

ITEM 6.    [RESERVED]

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
•Critical Accounting Policies: Provides an explanation of accounting policies that may have a significant impact on our financial results and the estimates, assumptions and risks associated with those policies.
•Results of Operations: Includes an analysis of our 2021 financial results and a discussion of any known events or trends that are likely to impact future results.
•Liquidity and Capital Resources: Includes a discussion of our future cash requirements, capital resources, significant planned expenditures and financing arrangements.
References in this discussion and analysis to "we" and "our" are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to "exchange" are to Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and Commodity Exchange, Inc. (COMEX), collectively, unless otherwise noted.
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
We offer our customers the opportunity to trade futures contracts and options contracts on a range of products, including those based on interest rates, equity indexes, foreign exchange, agricultural commodities, energy and metals. Through our cash markets business, we offer fixed income trading through BrokerTec and foreign currency trading through EBS. Our products provide a means for hedging, speculating and allocating assets. We identify new products by monitoring economic trends and their impact on the risk management and speculative needs of our existing and prospective customers.
Most of our products are available for trading through our electronic trading platforms. These execution facilities offer our customers immediate trade execution and price transparency. In addition, trades can be executed through privately negotiated transactions that are cleared and settled through our clearing house.
Prior to September 2021, we provided optimization services that delivered transaction lifecycle management and information services to help our customers optimize their capital, mitigate their risk and reduce operational costs. Optimization services included Traiana, TriOptima and Reset. In September 2021, we contributed the net assets of our optimization business to OSTTRA, our new joint venture with IHS Markit.
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

Business Trends
Economic Environment. Our customers continue to use our markets as an effective and transparent means to manage risk and meet their investment needs. Trading activity in our centralized markets has fluctuated due to the ongoing uncertainty in the financial markets, fluctuations in the availability of credit, variations in the amount of assets under management as well as the Federal Reserve Bank’s interest rate policy and quantitative easing. We continue to maintain high quality and diverse products as well as various clearing and market data services, which support our customers in any economic environment.
Competitive Environment. Our industry is competitive and we continue to encounter competition in all aspects of our business. We expect competition to continue to intensify, especially in light of ongoing regulatory reform in the financial services industry. Competition is influenced by our brand and reputation; the efficiency and security of our settlement, clearing and support services; depth and liquidity of our markets; diversity of product offerings, including frequency and quality of new product development and innovative services; our ability to position and expand upon existing products to address changing market needs; efficient and seamless customer experience; transparency, reliability, anonymity and security of transaction processing; the regulatory environment; connectivity, accessibility, flexibility in execution methods and distribution; and technology capability and innovation, as well as overall transaction costs. We believe we are very well positioned with respect to these factors. Our asset classes contain products designed to address differing risk management needs, and customers are able to achieve operational and capital efficiencies by accessing our diverse products through our platforms and our clearing house. We face competition from other futures, securities and securities option exchanges; clearing organizations; swap execution facilities; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and others. As markets continue to evolve, we will continue to adapt our trading technology and clearing services to meet the needs of our customers. The competitive environment to which we are subject is discussed in "Item 1. Business" on page 10.
Regulatory Environment. Our exchange-traded derivatives exchanges and other businesses are regulated and we serve a customer base that includes regulated institutions and individuals. Developments in the regulatory environment have the potential to significantly impact our business. Compliance with regulations may require us and our customers to dedicate significant financial and operational resources, which could adversely affect our profitability. The regulatory environment to which we are subject is discussed in "Item 1. Business" on page 11.
Business Strategy
Our strategy focuses on maximizing futures and options growth globally, diversifying our business and revenues and delivering unparalleled customer efficiencies and operational excellence, including through our partnership with Google Cloud. This strategy allows us to continue to develop into a more broadly diversified financial exchange that provides trading and clearing solutions across a wide range of products and asset classes. Our strategic initiatives are discussed in "Item 1. Business" on page 7.
Revenues
Clearing and transaction fees. A majority of our revenue is derived from clearing and transaction fees, which include electronic trading fees, surcharges for privately negotiated transactions and other volume-related charges for exchange-traded and over-the-counter (OTC) contracts. Because clearing and transaction fees are assessed on a per-contract or notional value basis, revenues and profitability fluctuate with changes in contract volume. In addition to the business trends noted earlier, our contract volume, and consequently our revenues, tend to increase during periods of economic and geopolitical uncertainty as our customers seek to manage their exposure to, or speculate on, the market volatility resulting from that uncertainty.
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

Venue. Our exchange and platforms are an international marketplace that brings together buyers and sellers mainly through our electronic trading as well as through open outcry trading and privately negotiated transactions. Any customer who is guaranteed by a clearing firm and who agrees to be bound by our exchange rules is able to obtain direct access to our electronic platforms. Open outcry trading is conducted exclusively by our members, who may execute trades on behalf of customers or for themselves. Beginning in May 2021, open outcry trading is now limited to Eurodollar options and Secured Overnight Financing Rate (SOFR) options products following the permanent closure of most of our open outcry pits.
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
Clearing and transaction fees for cash markets business. Our cash markets business provides matching services whereby we match a buyer and seller of financial instruments to allow both parties to complete the trade bilaterally or through a third-party clearing house. We are not involved in the settlement of the contract but charge a transaction fee generally based on volume or notional value of the trade for providing the matching service. The cash markets business includes BrokerTec Americas, which generates revenue from a matched principal business. This business serves as a fully matched counterparty to offsetting positions entered into by clients on its electronic trading platform to facilitate anonymity and access to clearing and settlement. Revenue is generated from this business generally on a transaction fee basis.
Other sources. Revenue is also derived from other sources, including market data and information services and other various services related to our exchange operations.
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
Prior to the contribution of the net assets of our optimization business to OSTTRA, other revenues included revenues from our optimization services, which included fees for risk management and information services for the OTC markets, including portfolio reconciliation and post-trade processing. Revenue earned from these services was typically generated through subscriptions or transaction fees.
Other revenues also include fees for collateral management, equity subscription fees and fees for trade order routing through agreements from various strategic relationships as well as other services to members and clearing firms.
Expenses
The majority of our expenses do not vary directly with changes in our contract volume. However, licensing and other fee agreements can vary directly with certain equity, energy and swap volumes, and the majority of our employee bonuses vary indirectly with overall contract volume, as bonuses are primarily based on our financial performance.
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
•Licensing and other fee agreements expense includes license fees paid as a result of contract volume in equity index products. This expense also includes royalty fees and broker rebates on energy and metals products, as well as revenue sharing on cleared swaps contracts and some new product launches. This expense fluctuates with changes in contract volumes as well as changes in fee structures.
•Other expenses include occupancy and building operations expenses including rent, maintenance, real estate taxes, utilities and other related costs related to leased property in Chicago, New York, the U.K., and India, as well as other smaller locations throughout the world. Other expenses also include marketing and travel-related expenses as well as general and administrative costs. Marketing, advertising and public relations expense includes media, print and other advertising costs, as well as costs associated with our product promotion. Other expenses also include litigation and customer settlements, impairment charges on operating assets, gains and losses on disposals of certain operating assets, and foreign currency transaction gains and losses resulting from changes in exchange rates on certain foreign monetary assets and liabilities.
Non-Operating Income and Expenses
Income and expenses incurred through activities outside of our core operations are considered non-operating. These activities include non-core investing and financing activities.
•Investment income includes income from short-term investment of clearing firms' cash performance bonds and guaranty fund contributions as well as excess operating cash; interest income and realized gains and losses from our marketable securities; realized gains and losses and dividend income from our strategic equity investments, and gains and losses on trading securities in our non-qualified deferred compensation plans. Investment income is influenced by market interest rates, changes in the levels of cash performance bonds deposited by clearing firms, the amount of dividends distributed by our strategic investments and the availability of funds generated by operations.

•Interest and other borrowing costs expense includes charges associated with various short-term and long-term funding facilities, including commitment fees on lines of credit agreements.
•Equity in net earnings (losses) of unconsolidated subsidiaries includes income and losses from our investments in OSTTRA, S&P/Dow Jones Indices LLC (S&P/DJI), Shanghai CFETS-NEX International Money Broking Co., Ltd. and Dubai Mercantile Exchange.
•Other income (expense) includes expenses related to the distribution of a portion of interest earned on performance bond collateral reinvestment to the clearing firms, gains and losses on derivative contracts and other various income and expenses outside our core operations.
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
For further discussion regarding the fair value of financial assets and liabilities, see note 2. Summary of Significant Accounting Policies and note 17. Fair Value Measurements to the consolidated financial statements.
Goodwill and intangible assets. We review goodwill for impairment on a quarterly basis and whenever events or circumstances indicate that its carrying value may not be recoverable. Goodwill may be tested quantitatively for impairment by comparing the carrying value of a reporting unit to its estimated fair value. Estimating the fair value of a reporting unit involves the use of valuation techniques that rely on significant estimates and assumptions. These estimates and assumptions may include forecasted revenue growth rates; forecasted operating margins; risk-adjusted discount rates; forecasted economic and market conditions; and industry multiples. We base our fair value estimates on assumptions we believe to be reasonable given the information that is available to us at the time of our assessment; however, actual future results may differ significantly from those estimates. Under certain favorable circumstances, goodwill may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value. The qualitative assessment of goodwill may rely on significant assumptions about forecasts of revenue growth, operating margins and economic conditions as well as overall market and industry-specific trends. In addition, the carrying value of goodwill, as denominated in foreign currencies, is adjusted each reporting period as a result of movements in foreign currency exchange rates relative to the U.S. dollar. Such foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) within shareholders' equity.
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
Income taxes. Calculation of the income tax provision includes an estimate of the income taxes that will be paid for the current year, as well as an estimate of income tax liabilities or benefits deferred into future years. Deferred tax assets are reviewed to determine if they will be realized in future periods. To the extent it is determined that some deferred tax assets may not be fully realized, the assets are reduced to their realizable value by a valuation allowance. The calculation of our tax provision involves uncertainty in the application of complex tax regulations and we occasionally may consult with relevant tax authorities or engage third-party expertise where appropriate. We recognize potential liabilities for anticipated tax audit issues in the United States and other applicable foreign tax jurisdictions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. If the actual obligation of these amounts varies from our estimate, our income tax provision would be reduced or increased at the time that determination is made. This determination may not be known for several years. Past tax audits have not resulted in tax adjustments that resulted in a material change to the income tax provision in the year the audit was completed. The effective tax rate, defined as the income tax provision as a percentage of income before income taxes, will vary from year to year based on changes in tax jurisdictions, tax rates and regulations. In addition, the effective tax rate will vary with changes to income that are not subject to income tax and changes in expenses or losses that are not deductible, such as the utilization of foreign net operating losses.
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

RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the years presented. For a comparison of our results of operations for the fiscal years ended December 31, 2020, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021.

			Year-over-Year Change
(dollars in millions, except per share data)	2021	2020	2021-2020
Total revenues	$4,689.7	$4,883.6	(4)%
Total expenses	2,044.5	2,246.2	(9)
Operating margin	56%	54%
Non-operating income (expense)	$728.4	$84.7	n.m.
Effective tax expense rate	21.8%	22.6%
Net income attributable to CME Group	$2,636.4	$2,105.2	25
Diluted earnings per common share attributable to CME Group	7.29	5.87	24
Cash flows from operating activities	2,402.4	2,715.6	(12)
_________
n.m. not meaningful
Revenues

			Year-over-Year Change
(dollars in millions)	2021	2020	2021-2020
Clearing and transaction fees	$3,765.1	$3,897.4	(3)%
Market data and information services	576.9	545.4	6
Other	347.7	440.8	(21)
Total Revenues	$4,689.7	$4,883.6	(4)
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

			Year-over-Year Change
	2021	2020	2021-2020
Total contract volume (in millions)	4,942.7	4,820.6	3%
Clearing and transaction fees (in millions)	$3,306.3	$3,384.6	(2)
Average rate per contract	0.669	0.702	(5)

We estimate the following decrease in clearing and transaction fees based on a change in total contract volume and a change in average rate per contract during 2021 compared with 2020.

Year-over-Year Change
(in millions)	2021-2020
Increase due to change in total contract volume	$81.7
Decrease due to change in average rate per contract	(160.0)
Net decrease in clearing and transaction fees	$(78.3)
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

			Year-over-Year Change
(amounts in thousands)	2021	2020	2021-2020
Average Daily Volume by Product Line:
Interest rates	9,200	8,032	15%
Equity indexes	5,517	5,650	(2)
Foreign exchange	799	862	(7)
Agricultural commodities	1,362	1,417	(4)
Energy	2,188	2,394	(9)
Metals	548	699	(22)
Aggregate average daily volume	19,614	19,054	3

Average Daily Volume by Venue:
CME Globex	18,318	17,977	2
Open outcry	679	410	65
Privately negotiated	617	667	(7)
Aggregate average daily volume	19,614	19,054	3
Electronic Volume as a Percentage of Total Volume	93%	94%
In 2021 when compared with 2020, overall market volatility remained lower following periods of higher volatility in 2020, with the exception of interest rate volatility. In mid-2021, the Federal Reserve indicated a potential increase in interest rates earlier than many market participants expected, which resulted in higher volatility within the interest rate market. However, volatility remained lower in other markets throughout much of 2021. Equity market volatility was higher in 2020 as a result of the governmental and business response to the COVID-19 pandemic. In addition, a continued rebalance and reduction in demand in the crude oil market as a result of the COVID-19 pandemic resulted in lower market volatility within the energy market in 2021. We believe these factors led to the changes in volume in 2021 when compared with 2020.
Due to the COVID-19 pandemic, in March 2020 we closed our open outcry trading floor and reopened it in August 2020 for Eurodollar options. In May 2021, we announced our decision to permanently close the trading floor outside of Eurodollar options and Secured Overnight Financing Rate (SOFR) options.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar front 8 contracts include contracts expiring within two years. Eurodollar back 32 contracts include contracts expiring within three to ten years.

			Year-over-Year Change
(amounts in thousands)	2021	2020	2021-2020
Eurodollar futures and options:
Front 8 futures	1,291	1,311	(2)%
Back 32 futures	1,085	633	71
Options	1,059	1,058	—
U.S. Treasury futures and options:
10-Year (1)	2,495	2,107	18
5-Year (1)	1,278	1,090	17
Treasury bond (1)	580	504	15
2-Year (1)	459	517	(11)
 _______________
(1) U.S. Treasury futures and options now include respective weekly treasury options that were previously separated under a unique product category. Prior period amounts have been revised to conform to the current period presentation.
In 2021 when compared with 2020, overall interest rate contract volume increased due to higher overall interest rate volatility resulting from changes in market expectations. We believe interest rate volatility increased following the Federal Reserve's indication that it would maintain its zero interest rate policy in the short term and potentially raise interest rates sooner than expected. In addition, we believe the increase in U.S. Treasury contract volume was due to a record level of U.S. Treasury issuances, which has led to an increased need for market participants to manage their risk across the treasury yield curve.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

			Year-over-Year Change
(amounts in thousands)	2021	2020	2021-2020
E-mini S&P 500 futures and options	3,172	3,555	(11)%
E-mini Nasdaq 100 futures and options	1,534	1,302	18
E-mini Russell 2000 futures and options	368	302	22
In 2021 when compared with 2020, equity index contract volume decreased slightly due to overall lower volatility. We believe the volatility within the broad-based indexes, including the S&P 500, subsided in 2021 following significant equity market volatility in early 2020 resulting from uncertainty surrounding the economic impact of governmental and business actions to combat the COVID-19 pandemic. However, there was an increase in volatility within certain narrow-based technology and small cap indexes, which resulted from a market repricing of certain stocks in early 2021. We believe this increase in volatility contributed to an increase in the E-mini Nasdaq 100 and E-mini Russell 2000 contract volume in 2021.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

			Year-over-Year Change
(amounts in thousands)	2021	2020	2021-2020
Euro	210	237	(11)%
Japanese yen	114	123	(7)
Australian dollar	102	107	(4)
British pound	101	116	(13)
Overall foreign exchange contract volume decreased in 2021 when compared with 2020, which we believe is due to lower overall market volatility. Market volatility subsided in 2021 following very high foreign exchange volatility in early 2020 caused by significant uncertainty surrounding the economic impacts of the governmental and business actions to combat the COVID-19 pandemic.
Agricultural Commodity Products
The following table summarizes average daily volume for our key agricultural commodity products.

			Year-over-Year Change
(amounts in thousands)	2021	2020	2021-2020
Corn	458	444	3%
Soybean	281	307	(8)
Wheat	197	220	(11)
In 2021 when compared with 2020, overall commodity contract volume decreased, which we believe is a result of lower market volatility in the second half of 2021. Market volatility subsided in the second half of 2021 following periods of higher volatility in 2020 and early 2021 as crop supplies met demand following the 2021 growing season and COVID-19 related supply chain disruptions were corrected.
Energy Products
The following table summarizes average daily volume for our key energy products.

			Year-over-Year Change
(amounts in thousands)	2021	2020	2021-2020
WTI crude oil	1,181	1,255	(6)%
Natural gas	530	639	(17)
Refined products	351	366	(4)
Overall energy contract volume decreased in 2021 when compared with 2020, which we believe was attributable to lower overall market volatility within the energy market. We believe this was due to a continued rebalance and reduction in demand in the crude oil markets as a result of the COVID-19 pandemic. In addition, forecasts of warmer than expected weather resulted in a decrease in natural gas contract volume compared with 2020. We believe these factors led to the overall decrease in energy volume.
Metal Products
The following table summarizes average daily volume for our key metal products.

			Year-over-Year Change
(amounts in thousands)	2021	2020	2021-2020
Gold	330	456	(28)%
Copper	101	98	3
Silver	95	123	(23)
Lower overall market volatility within the gold and silver markets contributed to the overall decline in metal contract volume in 2021 when compared with 2020. Volatility was higher in 2020, as investors used gold and other precious metals as safe-haven investments as a result of uncertainty within other markets caused by the governmental and business actions to combat the COVID-19 pandemic.
Average Rate per Contract
The average rate per contract was lower in 2021 when compared with 2020. The decrease in the average rate per contract was primarily due to a change in product mix. Interest rate contract volume increased by 5 percentage points as a percent of total volume, while all other products collectively decreased by 5 percentage points. In general, interest rate products have a lower rate per contract compared with the remaining contracts.

Cash Markets Business
Total clearing and transaction fees revenue in 2021 includes $396.2 million of transaction fees attributable to the cash markets business, compared with $447.4 million in 2020. This revenue primarily includes BrokerTecs's fixed income volume and EBS foreign exchange volume.

			Year-over-Year Change
(amounts in millions)	2021	2020	2021-2020
BrokerTec fixed income transaction fees	$172.0	$173.2	(1)%
EBS foreign exchange transaction fees	164.3	179.3	(8)%
The related average daily notional value for the years ended 2021 and 2020 for key cash markets products were as follows:

			Year-over-Year Change
(amounts in billions)	2021	2020	2021-2020
U.S. Treasury	$115.0	$125.9	(9)%
European Repo (in euros)	292.3	264.4	11%
Spot FX	61.2	71.5	(14)%
Overall average daily notional value for the cash markets business increased slightly in 2021 when compared with 2020. The increase in European Repo transactions was largely due to increased volatility as a result of the European Union unexpectedly leaving interest rates unchanged. We believe the decreases in U.S. Treasury and Spot FX volumes are primarily due to lower levels of volatility following periods of higher volatility in early 2020 caused by significant uncertainty surrounding the economic impacts of the governmental and business actions to combat the COVID-19 pandemic. Despite the increase in average daily notional value, transaction revenue decreased due to the tiered pricing structure and incentive rate programs.
Concentration of Revenue
We bill a significant portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One clearing firm represented approximately 10% of our clearing and transaction fees in 2021. Should a clearing firm withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from an ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. In 2021 when compared with 2020, the increase in market data and information services revenue was largely attributable to an increase in certain device fees.
The two largest resellers of our market data represented, in aggregate, approximately 34% of our market data and information services revenue in 2021. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor's customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Other revenues. The decrease in other revenues in 2021 when compared with 2020 was largely attributable to the deconsolidation of the optimization business in September 2021 as part of the contribution of the business's net assets to OSTTRA, our joint venture with IHS Markit.

Expenses

			Year-over-Year Change
(dollars in millions)	2021	2020	2021-2020
Compensation and benefits	$837.0	$856.5	(2)%
Technology	192.6	198.5	(3)
Professional fees and outside services	151.7	191.3	(21)
Amortization of purchased intangibles	237.6	311.2	(24)
Depreciation and amortization	147.8	153.2	(4)
Licensing and other fee agreements	236.9	244.9	(3)
Other	240.9	290.6	(17)
Total Expenses	$2,044.5	$2,246.2	(9)
2021 Compared With 2020
Operating expenses decreased by $201.7 million in 2021 when compared with 2020. The following table shows the estimated impact of key factors resulting in the net decrease in operating expenses.

(dollars in millions)	Year- over-Year Change	Change as a Percentage of 2020 Expenses
Amortization of purchased intangibles	$(73.6)	(3)%
Professional fees and outside services	(39.6)	(2)
Other expenses, net	(39.2)	(2)
Salaries, benefits and employer taxes	(34.9)	(2)
Intangible and fixed asset impairments	(30.4)	(1)
Stock-based compensation	(20.5)	(1)
Employee separation and retention costs	15.0	1
Bonus	21.5	1
Total	$(201.7)	(9)%
Overall operating expenses decreased in 2021 when compared with 2020 due to the following reasons:
•Amortization of purchased intangibles was lower in 2021, as intangible assets related to CME Group's optimization business were contributed to OSTTRA, a joint venture with IHS Markit, in September 2021. Amortization was no longer taken on these intangible assets once they were classified as held for sale in January 2021 following approval of the contribution by the company's board of directors.
•Professional fees and outside services expenses decreased due to a greater reliance on consultants for platform integrations, information security and systems enhancements in 2020, as well as a reduction in legal fees related to our business activities and product offerings.
•Salaries, benefits and employer taxes were lower during 2021 when compared to 2020 due to higher reductions in workforce and the contribution of employees from CME Group's optimization businesses to the new joint venture with IHS Markit in September 2021.
•In 2020, we recognized higher impairment charges on certain intangible assets and fixed assets related to a subsidiary.
•Decreases in stock-based compensation expense were primarily due to higher forfeitures resulting from reductions in headcount compared to 2020.
Increases in operating expenses in 2021 when compared with 2020 were as follows:
•Employee separation and retention costs were higher during 2021 due to a higher reduction in workforce compared to 2020.
•Bonus expenses increased in 2021 largely due to performance relative to our 2021 cash earnings target when compared with 2020 performance relative to our 2020 cash earnings target.

Non-Operating Income (Expense)

			Year-over-Year Change
(dollars in millions)	2021	2020	2021-2020
Investment income	$306.9	$182.7	68%
Interest and other borrowing costs	(166.9)	(166.2)	—
Equity in net earnings (losses) of unconsolidated subsidiaries	245.8	190.6	29
Other income (expense)	342.6	(122.4)	n.m.
Total Non-Operating	$728.4	$84.7	n.m.
_________
n.m. not meaningful
Investment income. The increase in investment income in 2021 when compared with 2020 was largely due to higher net unrealized and realized gains on investments of $122.5 million.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/DJI business venture contributed to an increase in equity in net earnings (losses) of unconsolidated subsidiaries in 2021 when compared with 2020. In September 2021, we also began recognizing our share of net earnings in our investment in OSTTRA, our new joint venture with IHS Markit.
Other income (expense). In 2021, we recognized a net gain of $400.7 million on the deconsolidation and contribution of our optimization business to OSTTRA, which contributed to an increase in other income in 2021. We also recognized a gain of $30.4 million related to the sale of a building in Chicago in the fourth quarter of 2021, as well as proceeds from a legal settlement.
Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2021	2020	Year-over-Year Change
			2021-2020
Year ended December 31	21.8%	22.6%	(0.8)%
The effective tax rate decreased in 2021 when compared with 2020. In 2021, we recognized a gain on the deconsolidation and contribution of our optimization business to OSTTRA, which was not taxable. The decrease due to the gain was partially offset by an increase to the statutory rate in the United Kingdom.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements
We have historically met our funding requirements with cash generated by our ongoing operations. However, we have used our commercial paper program from time to time to fund large short-term funding needs, including our acquisition of NEX in 2018. While our cost structure is generally fixed in the short term, our sources of operating cash are largely dependent on contract trading volume levels. In addition to using our existing cash, cash equivalents, marketable securities and cash generated from operations, we may continue to utilize our commercial paper program to meet our working capital needs, capital expenditures and other commitments. It is also possible that we may need to raise additional funds to finance our activities through future public debt offerings or by direct borrowings from financial institutions through our committed revolving credit facilities.

Cash will also be required for non-cancellable purchase obligations as at December 31, 2021. Commitments include material contractual purchase obligations that are non-cancellable. Purchase obligations relate to advertising, licensing, hardware, software and maintenance as well as telecommunication services. Aside from the table below, we have certain other arrangements that have a perpetual term for which we pay $5.0 million per year. At December 31, 2021, future minimum payments due under purchase obligations were payable as follows (in millions):

Year
2022	$107.6
2023-2024	145.3
2025-2026	214.2
Thereafter	839.3
Total	$1,306.4
Future capital expenditures for technology are anticipated as we continue to support our growth through increased system capacity, performance improvements, integration of acquired platforms and improvements to some of our office spaces. Each year, capital expenditures are incurred for improvements to and modification of our offices, remote data centers, telecommunications network and other operating equipment. In 2022, we expect capital expenditures to total approximately $140.0 million to $150.0 million, net of any leasehold improvement allowances. We continue to monitor our capital needs and may revise our forecasted expenditures as necessary in the future.
We intend to continue to pay a regular quarterly dividend to our shareholders, with a target of between 50% to 60% of the prior year's cash earnings. The decision to pay a dividend and the amount of the dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. We are also required to comply with restrictions contained in the general corporation laws of our state of incorporation, which could limit our ability to declare and pay dividends. On February 3, 2022, the board of directors declared a regular quarterly dividend of $1.00 per share for all outstanding common and preferred shares. The dividend will be payable on March 25, 2022 to shareholders of record on March 10, 2022. Assuming no changes in the number of shares outstanding, the first quarter dividend payment will total approximately $363.0 million. The board of directors also declared an additional, annual variable dividend of $3.25 per share on December 9, 2021 paid on January 14, 2022 to the shareholders of record on December 28, 2021. In general, the amount of the annual variable dividend will be determined by the end of each year, and the level will increase or decrease from year to year based on operating results, capital expenditures, potential merger and acquisition activity and other forms of capital return, including regular dividends and share buybacks during the prior year.
Sources and Uses of Cash
The following is a summary of cash flows from operating, investing and financing activities.

			Year-over-Year Change
(dollars in millions)	2021	2020	2021-2020
Net cash provided by operating activities	$2,402.4	$2,715.6	(12)%
Net cash provided by (used in) investing activities	58.4	(175.5)	133
Net cash provided by financing activities	69,908.7	47,246.6	48
Operating activities
Net cash provided by operating activities was lower in 2021 compared with 2020, largely due to a decrease in clearing and transaction fee revenue and other revenue. We also contributed the operating net assets of the optimization business to OSTTRA in the third quarter of 2021, which resulted in a net decrease in operating cash flow. In addition, our income tax payments were higher in 2021 compared with 2020.
Investing activities
The increase in cash provided by investing activities in 2021 compared with 2020 was largely due to the net cash received from the OSTTRA joint venture transaction of $100.7 million and the additional proceeds received from sales of investments in 2021. In addition, our purchases of fixed assets were lower in 2021 when compared with 2020.
Financing activities
Cash provided by financing activities was higher in 2021 when compared with 2020 mainly due to an increase in cash performance bonds and guaranty fund contributions. In addition, we received proceeds of $965.0 million from the issuance of preferred shares in connection with our partnership with Google Cloud. The increase in cash provided by financing activities was partially offset by a reduction in the amount of outstanding commercial paper in 2020. For discussion regarding the revision of the presentation of the consolidated statements of cash flow to include cash performance bonds and guaranty fund contributions, see note 2. Summary of Significant Accounting Policies to the consolidated financial statements.
Debt Instruments
The following table summarizes our debt outstanding as of December 31, 2021:

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
We maintain a $2.3 billion multi-currency revolving senior credit facility with various financial institutions, which matures in November 2026. The proceeds from this facility can be used for general corporate purposes, which includes providing liquidity for our clearing house in certain circumstances at CME Group's discretion and, if necessary, for maturities of commercial paper. As long as we are not in default under this facility, we have the option to increase it up to $3.3 billion with the consent of the agent and lenders providing the additional funds. This facility is voluntarily pre-payable from time to time without premium or penalty. Under this facility, we are required to remain in compliance with a consolidated net worth test, which is defined as our consolidated shareholders' equity at September 30, 2021, giving effect to share repurchases made and special dividends paid during the term of the agreements (and in no event greater than $2.0 billion in aggregate), multiplied by 0.65. We currently do not have any borrowings outstanding under this facility, but any commercial paper balance if or when outstanding can be backstopped against this facility.
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to CME Clearing, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At December 31, 2021, guaranty fund contributions available to collateralize the facility totaled $9.7 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At December 31, 2021, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At December 31, 2021, we were in compliance with the various financial covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds that it uses to pay dividends to its shareholders.

To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At December 31, 2021, the letters of credit totaled $330.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.
The following table summarizes our credit ratings as of December 31, 2021:

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
Liquidity and Cash Management
Cash and cash equivalents, excluding restricted cash, totaled $2.8 billion and $1.6 billion at December 31, 2021 and December 31, 2020, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that no additional contribution will be necessary in 2022 to meet our funding goal. However, the amount of the actual contribution is contingent on various factors, including the actual rate of return on our plan assets during 2022 and the December 31, 2022 discount rate.
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
BrokerTec Americas LLC is required to maintain sufficient net capital under Securities Exchange Act of 1934, as amended (Exchange Act), Rule 15c3-1 (the Net Capital Rule). The Net Capital Rule focuses on liquidity and is designed to protect securities customers, counterparties, and creditors by requiring that broker-dealers have sufficient liquid resources on hand at all times to satisfy claims promptly. Rule 15c3-3, or the customer protection rule, which complements Rule 15c3-1, is designed to ensure that customer property (securities and funds) in the custody of broker-dealers is adequately safeguarded. By law, both of these rules apply to the activities of registered broker dealers, but not to unregistered affiliates. The firm began operating as a (k)(2)(i) broker dealer in November 2017 following notification to the Financial Industry Regulatory Authority and the SEC. A company operating under the (k)(2)(i) exemption is not required to lock up customer funds as would otherwise be required under Exchange Act Rule 15c3-3.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit and foreign currency exchange rates.
Interest Rate Risk
Debt outstanding at December 31, 2021 consisted of fixed-rate borrowings of $3.4 billion (in U.S. dollar equivalent). Changes in interest rates impact the fair values of fixed-rate debt, but do not impact earnings or cash flows. We did not have any variable-rate borrowings at December 31, 2021.
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

At December 31, 2021, aggregate performance bond deposits for clearing firms for both financial safeguard packages was $224.8 billion, including cash performance bond deposits, non-cash deposits, Interest Earnings Facility funds and letters of credit. A defaulting firm's performance bond deposits can be used in the event of default of that clearing firm.
The following shows the available assets at December 31, 2021 in the event of a payment default by a clearing firm for the base financial safeguard package after first utilizing the defaulting firm's available assets:

(in millions)	Clearing House Available Assets
Designated corporate contributions for futures and options(1)	$100.0
Guaranty fund contributions(2)	5,902.9
Assessment powers(3)	16,233.0
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
The following shows the available assets for the interest rate swap financial safeguard package at December 31, 2021 in the event of a payment default by a clearing firm that clears interest rate swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	Clearing House Available Assets
Designated corporate contributions for interest rate swap contracts(1)	$150.0
Guaranty fund contributions(2)	3,798.4
Assessment powers(3)	1,336.0
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
(3)In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our corporate contribution and the non-defaulting firms' guaranty fund contributions, we would assess non-defaulting clearing members as provided in the rules governing the interest rate swap guaranty fund. Assessment powers are calculated to reflect the potential obligation that each clearing member could be called for based on potential failure of the third and fourth largest clearing.
BrokerTec Americas Matched Principal Business
BrokerTec Americas maintains a matched principal business, where it serves as a fully matched counterparty to offsetting positions entered into by clients on its electronic trading platform to facilitate anonymity and access to clearing and settlement. BrokerTec Americas uses Fixed Income Clearing Corporation (FICC), a third-party central clearing house as well as a third-party clearing bank for the settlement of transactions and is required to post short-term margin requirements twice a day that can vary based on the size of unsettled transactions and any adverse market changes. At December 31, 2021, the balance of the collateral at FICC was $100.0 million, which was included in other current assets on the consolidated balance sheet.
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
Aggregate transaction gains (losses) for 2021, 2020 and 2019 were $0.4 million, $(9.3) million and $(7.2) million, respectively. We expect the foreign currency gain/loss to continue to fluctuate as long as we continue to hold monetary assets and liabilities at those subsidiaries. Market uncertainty could potentially lead to significant volatility with foreign currency exchange rates, which could result in additional foreign currency gain/loss.
Foreign Currency Translation Risk
We have foreign currency translation risk related to the translation of our foreign subsidiaries' assets, liabilities, revenues and expenses from their respective functional currencies to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets, liabilities, revenues and expenses we report on our consolidated balance sheets and consolidated statements of income. The financial statements of those foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of shareholders' equity and comprehensive income. Aggregate translation gains (losses), net of tax, for 2021, 2020 and 2019 were $(62.0) million, $134.3 million and $(0.6) million, respectively.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data; shares in thousands)

	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$2,834.9	$1,633.2
Marketable securities	115.0	100.9
Accounts receivable, net of allowance of $5.6 and $5.4	434.5	461.3
Other current assets (includes $4.8 and $4.7 in restricted cash)	427.8	306.7
Performance bonds and guaranty fund contributions	157,949.6	86,781.8
Total current assets	161,761.8	89,283.9
Property, net	505.3	579.2
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	3,532.0	4,865.3
Goodwill	10,528.0	10,798.8
Other assets (includes $0.5 and $0.6 in restricted cash)	3,277.9	1,957.1
Total Assets	$196,780.3	$124,659.6

Liabilities and Equity
Current Liabilities:
Accounts payable	$48.8	$69.3
Short-term debt	749.4	—
Other current liabilities	1,650.6	1,346.8
Performance bonds and guaranty fund contributions	157,949.6	86,781.8
Total current liabilities	160,398.4	88,197.9
Long-term debt	2,695.7	3,443.8
Deferred income tax liabilities, net	5,390.4	5,607.0
Other liabilities	896.5	1,059.4
Total Liabilities	169,381.0	98,308.1

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of December 31, 2021 and 2020; 4,584 and none issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized as of December 31, 2021 and 2020, 358,599 and 358,110 shares issued and outstanding as of December 31, 2021 and 2020, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of December 31, 2021 and 2020	—	—
Additional paid-in capital	22,190.3	21,185.5
Retained earnings	5,151.9	4,995.9
Accumulated other comprehensive income (loss)	53.5	134.9
Total CME Group shareholders’ equity	27,399.3	26,319.9
Non-controlling interests	—	31.6
Total Equity	27,399.3	26,351.5
Total Liabilities and Equity	$196,780.3	$124,659.6

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)

	Year Ended December 31,
	2021	2020	2019
Revenues
Clearing and transaction fees	$3,765.1	$3,897.4	$3,946.1
Market data and information services	576.9	545.4	518.5
Other	347.7	440.8	403.4
Total Revenues	4,689.7	4,883.6	4,868.0
Expenses
Compensation and benefits	837.0	856.5	898.7
Technology	192.6	198.5	201.5
Professional fees and outside services	151.7	191.3	174.1
Amortization of purchased intangibles	237.6	311.2	314.7
Depreciation and amortization	147.8	153.2	158.6
Licensing and other fee agreements	236.9	244.9	172.2
Other	240.9	290.6	360.4
Total Expenses	2,044.5	2,246.2	2,280.2
Operating Income	2,645.2	2,637.4	2,587.8

Non-Operating Income (Expense)
Investment income	306.9	182.7	637.9
Interest and other borrowing costs	(166.9)	(166.2)	(178.0)
Equity in net earnings (losses) of unconsolidated subsidiaries	245.8	190.6	176.8
Other non-operating income (expense)	342.6	(122.4)	(534.9)
Total Non-Operating Income (Expense)	728.4	84.7	101.8
Income before Income Taxes	3,373.6	2,722.1	2,689.6
Income tax provision	736.7	615.7	573.8
Net Income	2,636.9	2,106.4	2,115.8
Less: net (income) loss attributable to non-controlling interests	(0.5)	(1.2)	0.7
Net Income Attributable to CME Group	2,636.4	2,105.2	2,116.5
Net Income Attributable to Common Shareholders of CME Group	$2,617.1	$2,105.2	$2,116.5

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$7.30	$5.88	$5.93
Diluted	7.29	5.87	5.91
Weighted Average Number of Common Shares:
Basic	358,340	357,764	357,155
Diluted	358,929	358,524	358,239

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$2,636.9	$2,106.4	$2,115.8
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(1.0)	1.1	1.0
Reclassification of gains (losses) on sale included in investment income	0.3	—	—
Income tax benefit (expense)	0.2	(0.3)	(0.3)
Investment securities, net	(0.5)	0.8	0.7
Defined benefit plans:
Net change in defined benefit plans arising during the period	25.5	(7.4)	(6.6)
Amortization of net actuarial (gains) losses and prior service costs included in compensation and benefits expense	4.4	4.7	4.9
Income tax benefit (expense)	(7.6)	0.7	0.4
Defined benefit plans, net	22.3	(2.0)	(1.3)
Derivative investments:
Net unrealized holding gains (losses) arising during the period	—	—	0.6
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(1.2)	(2.7)	(1.2)
Income tax benefit (expense)	0.3	0.7	(0.1)
Derivative investments, net	(0.9)	(2.0)	(0.7)
Foreign currency translation:
Foreign currency translation adjustments	(62.0)	134.3	(0.6)
Reclassification adjustment for loss included in other expense	(40.3)	0.4	—
Foreign currency translation, net	(102.3)	134.7	(0.6)
Other comprehensive income (loss), net of tax	(81.4)	131.5	(1.9)
Comprehensive income	2,555.5	2,237.9	2,113.9
Less: comprehensive (income) loss attributable to non-controlling interest	(0.5)	(1.2)	0.7
Comprehensive income attributable to CME Group	$2,555.0	$2,236.7	$2,114.6

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	356,824	3	$21,057.9	$4,855.3	$5.3	$25,918.5	$46.8	25,965.3
Net income				2,116.5		2,116.5	(0.7)	2,115.8
Other comprehensive income					(1.9)	(1.9)		(1.9)
Dividends on common stock of $5.50 per share				(1,970.0)		(1,970.0)		(1,970.0)
Impact of adoption of standards updates on leasing				6.9		6.9		6.9
Changes in non-controlling interest due to measurement period adjustments							(15.7)	(15.7)
Exercise of stock options	204		14.2			14.2		14.2
Vesting of issued restricted Class A common stock	399		(36.8)			(36.8)		(36.8)
Shares issued to Board of Directors	16		3.2			3.2		3.2
Shares issued under Employee Stock Purchase Plan	26		5.2			5.2		5.2
Stock-based compensation			73.1			73.1		73.1
Balance at December 31, 2019	357,469	3	$21,116.8	$5,008.7	$3.4	$26,128.9	$30.4	$26,159.3

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	—	358,110	3	$21,189.1	$4,995.9	$134.9	$26,319.9	$31.6	$26,351.5
Net income					2,636.4		2,636.4	0.5	2,636.9
Other comprehensive income						(81.4)	(81.4)		(81.4)
Dividends of $6.85 per common share and $4.15 per preferred share					(2,480.4)		(2,480.4)		(2,480.4)
Issuance of preferred stock	4,584			965.0			965.0		965.0
Purchase of non-controlling interest				(20.5)			(20.5)	(32.1)	(52.6)
Exercise of stock options		101		5.5			5.5		5.5
Vesting of issued restricted Class A common stock		336		(31.7)			(31.7)		(31.7)
Shares issued to Board of Directors		14		2.9			2.9		2.9
Shares issued under Employee Stock Purchase Plan		38		8.4			8.4		8.4
Stock-based compensation				75.2			75.2		75.2
Balance at December 31, 2021	4,584	358,599	3	$22,193.9	$5,151.9	$53.5	$27,399.3	$—	$27,399.3

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income	$2,636.9	$2,106.4	$2,115.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	75.2	96.0	73.1
Amortization of purchased intangibles	237.6	311.2	314.7
Depreciation and amortization	147.8	153.2	158.6
Net losses on assets held for sale and impaired	—	26.3	61.1
Gain on sale of building	(30.4)	—	—
Gain on joint venture	(400.7)	—	—
(Gain)/Loss on derivative contracts	—	(1.5)	17.7
Net realized and unrealized (gains)/losses on investments	(117.0)	5.5	1.8
Undistributed earnings, net of losses, of unconsolidated subsidiaries	(24.4)	(7.7)	(43.6)
Deferred income taxes	34.8	(41.6)	(3.7)
Change in:
Accounts receivable	(45.7)	28.2	60.8
Other current assets	(55.4)	30.4	110.2
Other assets	61.3	71.6	29.2
Accounts payable	(18.6)	7.4	(54.1)
Income taxes payable	(120.5)	4.7	(28.6)
Other current liabilities	61.9	(54.3)	(99.3)
Other liabilities	(44.8)	(28.8)	(52.8)
Other	4.4	8.6	11.9
Net Cash Provided by Operating Activities	2,402.4	2,715.6	2,672.8

Cash Flows from Investing Activities
Proceeds from maturities and sales of available-for-sale marketable securities	9.4	12.3	18.8
Purchases of available-for-sale marketable securities	(7.8)	(11.1)	(15.4)
Purchases of property, net	(127.2)	(197.5)	(245.6)
Investments in business ventures	(4.5)	(5.5)	—
Proceeds from sale of business ventures	101.4	26.3	89.6
Payment for acquisition of subsidiary's interests from the non-controlling interest	(52.9)	—	—
Proceeds from the sale of building property	39.3	—	—
Net cash proceeds from OSTTRA joint venture transaction	100.7	—	—
Net Cash Provided by (Used in) Investing Activities	58.4	(175.5)	(152.6)

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Financing Activities
Repayment issuance of commercial paper, net	$—	$(304.6)	$(92.5)
Repayment of other borrowings	—	—	(569.2)
Proceeds from preferred stock offering	965.0	—	—
Cash dividends	(2,189.3)	(2,110.0)	(1,695.9)
Change in performance bond and guaranty fund contributions	71,167.8	49,704.8	(2,378.5)
Proceeds from settlement of derivative contract	—	—	16.0
Employee taxes paid on restricted stock vesting	(31.7)	(41.4)	(36.8)
Other	(3.1)	(2.2)	37.6
Net Cash Provided by (Used in) Financing Activities	69,908.7	47,246.6	(4,719.3)

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	72,369.5	49,786.7	(2,199.1)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	88,420.3	38,633.6	40,832.7
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$160,789.8	$88,420.3	$38,633.6

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$2,834.9	$1,633.2	$1,551.4
Short-term restricted cash (within other current assets)	4.8	4.7	4.3
Long-term restricted cash (within other assets)	0.5	0.6	0.9
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	157,949.6	86,781.8	37,077.0
Total	$160,789.8	$88,420.3	$38,633.6

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$755.0	$652.7	$591.2
Interest paid	133.3	133.3	146.3
Non-cash financing activities:
Declaration of annual variable dividend, payable in January 2021, January 2020 and January 2019	1,183.8	895.2	893.7

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
In January 2021, the company announced that it agreed with IHS Markit to combine their post-trade services into a new joint venture. The joint venture, OSTTRA, was launched in September 2021. OSTTRA performs trade processing and risk mitigation services. The company contributed the net assets of its optimization business, which included Traiana, TriOptima and Reset, to the new joint venture and deconsolidated the net assets of the optimization business. The financial statements and accompanying notes presented in this report exclude the assets, liabilities, revenues and expenses from the optimization business and include an investment in the joint venture and equity in net earnings from the joint venture after September 2021.
CME Group and its subsidiaries are referred to collectively as "the company" in the notes to the consolidated financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. and include the accounts of the company and its subsidiaries. All intercompany transactions and balances have been eliminated.
During the fourth quarter of 2021, the company revised the presentation of the consolidated statements of cash flows to include cash performance bonds and guaranty fund contributions as restricted cash and restricted cash equivalents within the beginning and ending balances of the reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents. Total cash flows from financing activities were revised to include the changes associated with the cash performance bonds and guaranty fund contribution liability. See note 4. Performance Bonds and Guaranty Fund Contributions for additional information on cash performance bonds and guaranty fund contributions.
The prior period amounts have been revised to conform to the current period presentation. The revision in presentation is considered immaterial to the company's overall financial statements and has had no impact on the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income or consolidated statements of equity, including all previously filed financial statements. These cash performance bonds and guaranty fund contributions cannot be used for the company's operations or to satisfy any operational liabilities.
The following table presents the effects of the changes on the presentation of these cash flows to the previously reported consolidated statements of cash flows:

	2020			2019
(in millions)	As Previously Reported	Adjustments	Revised	As Previously Reported	Adjustments	Revised
Net cash provided by (used in) financing activities	$(2,458.2)	$49,704.8	$47,246.6	$(2,340.8)	$(2,378.5)	$(4,719.3)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	81.9	49,704.8	49,786.7	179.4	(2,378.5)	(2,199.1)
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
Financial Investments. The company maintains short-term and long-term investments, classified as equity method investments, equity securities, available-for-sale debt securities, and trading securities. Available-for-sale debt securities are carried at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Trading securities held in connection with non-qualified deferred compensation plans and equity securities are recorded at fair value, with net realized and unrealized gains and losses and dividend income reported as investment income. For equity investments in privately-held entities that do not have a readily determinable fair value, our accounting policy is to utilize the measurement alternative for valuation of these investments, which permits the company to estimate fair value at cost minus impairment, plus or minus changes resulting from observable price movements. Additionally, the company maintains long-term investments accounted for under the equity method, which requires that the company recognize its share of net income (loss) in the investee as an adjustment to the carrying amount of the investment each reporting period.
The company reviews its investment portfolio at least quarterly, as well as whenever facts or circumstances exist which indicate that the carrying value of the investment is greater than its fair value. For investments not carried at fair value, the carrying value of the investment is reduced to its fair value and a corresponding impairment expense is charged to earnings, if events and circumstances indicate that a markdown to fair value is warranted. Declines in the fair value of available-for-sale debt securities that are deemed to represent indicators of impairment are charged to earnings as a realized loss.
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
Derivative Investments. The company occasionally uses derivative instruments to limit exposure to changes in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value on the consolidated balance sheets. For those derivatives that meet the criteria for hedge accounting and are classified as effective cash flow hedges, changes in the fair value of the hedges are deferred in accumulated other comprehensive income. Any realized gains and losses from effective hedges are classified within the same financial statement line item on the consolidated statements of income as the hedge risk. For any hedges no longer deemed effective or for which hedge accounting is not applied, changes in fair value of the derivative instruments are recognized in earnings immediately within other non-operating income (expense). There were no outstanding derivative instruments at December 31, 2021.
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
Performance bonds and guaranty fund contributions received in the form of cash held by CME may be invested in U.S. government securities, U.S. government agency securities and certain foreign government securities acquired through and held by a bank or broker-dealer subsidiary of a bank, a cash account at the Federal Reserve Bank of Chicago, reverse repurchase agreements secured with highly rated government securities, money market funds or through CME's Interest Earning Facility (IEF) program. Any interest earned on these investments accrues to CME and is included in investment income on the consolidated statements of income. CME may distribute any interest earned on its investments to the clearing firms at its discretion. Because CME has control of the cash collateral and the benefits and market risks of ownership accrue to CME, cash performance bonds and guaranty fund contributions are reflected on the consolidated balance sheets. The cash performance bonds and guaranty fund contributions are considered restricted cash as the cash deposits cannot be used for the company's operations or to satisfy any operational liabilities.
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

Property. Property is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, generally over two to twenty years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Land is reported at cost. Internal and external costs incurred in developing or obtaining computer software for internal use which meet the requirements for capitalization are amortized on a straight-line basis over the estimated useful life of the software, generally two to four years, but up to eight years for certain trading and clearing applications, depending upon expected useful lives.
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
Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The company reviews goodwill for impairment at least quarterly and whenever events or circumstances indicate that their carrying values may not be recoverable. The company may test goodwill quantitatively for impairment by comparing the carrying value of a reporting unit to its estimated fair value. Estimating the fair value of a reporting unit involves significant judgments inherent in the analysis, including estimating the amount and timing of future cash flows and the selection of appropriate discount rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit. If the carrying amount exceeds fair value, an impairment loss is recorded. In certain circumstances, goodwill may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value.
The company performs an impairment assessment of indefinite-lived intangible assets at least quarterly or whenever events or circumstances indicate that their carrying values may not be recoverable. If the indefinite-lived intangible asset carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Estimating the fair value of indefinite-lived intangible assets involves the use of valuation techniques that rely on significant estimates and assumptions, including forecasted revenue growth rates, forecasted allocations of expense and risk-adjusted discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value for indefinite-lived intangible assets. In certain circumstances, indefinite-lived intangible assets may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value.
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
Concentration of Revenue. One clearing firm represented 10% of the company's clearing and transaction fee revenue in 2021. One clearing firm represented at least 10% of the company's clearing and transaction fee revenue in 2020. No individual clearing firm represented at least 10% of our clearing and transaction fees in 2019. Should a clearing firm withdraw from the company, management believes that the customer portion of that firm's trading activity would likely transfer to another clearing firm. Therefore, management does not believe that the company is exposed to significant risk from the ongoing loss of revenue received from a particular clearing firm.
The two largest resellers of market data represented approximately 34% of market data and information services revenue in 2021, 35% in 2020, and 37% in 2019. Should one of these vendors no longer subscribe to the company's market data, management believes that the majority of that firm's customers would likely subscribe to the market data through another reseller. Therefore, management does not believe that the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.
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
Income Taxes. Deferred income taxes arise from temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. The company accounts for uncertainty in income taxes recognized in its consolidated financial statements by using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Segment Reporting. The company reports the results of its operations as one operating segment primarily comprised of the businesses of CME, CBOT, NYMEX, COMEX and our cash markets business. The individual operations of the company do not meet the thresholds for reporting separate segment information.
Newly Adopted Accounting Policies. The company did not adopt new accounting policies in 2021. The company also does not currently expect any pending accounting pronouncements to have a material impact on the consolidated financial statements.

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
Other. Other revenues include certain access and communication fees, fees for collateral management, equity membership subscription fees, and fees for trade order routing through agreements from various strategic relationships. Access and communication fees are charges to customers that utilize various telecommunications networks and communications services. Fees for these services are generally billed monthly and the associated fee revenue is recognized as billed. Collateral management fees are charged to clearing firms that have collateral on deposit with the clearing house to meet their minimum performance bond and guaranty fund obligations on the exchange. These fees are calculated based on daily collateral balances and are billed monthly. This fee revenue is recognized monthly as billed as the customers receive and consume the benefits of the services. We also have an equity membership program, which provides equity members the option to substitute a monthly subscription fee for their existing requirement to hold CME Group Class A common stock. Choosing to pay this fee in lieu of holding Class A shares is entirely voluntary and the client's choice. Fee revenue under this program is earned monthly as billed over the contractual term. Pricing for strategic relationships may be driven by customer levels and activity. There are fee arrangements that provide for monthly as well as quarterly payments in arrears. Revenue is recognized monthly for strategic relationship arrangements as the customers receive and consume the benefits of the services.

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
Interest rates	$1,121.9	$1,008.1	$1,278.5
Equity indexes	752.1	803.7	583.8
Foreign exchange	159.2	163.3	158.8
Agricultural commodities	457.8	462.2	452.4
Energy	616.5	699.3	683.5
Metals	198.8	248.0	239.3
Interest rate swap and credit default swap	62.6	65.4	66.8
Cash markets business	396.2	447.4	483.0
Total clearing and transaction fees	3,765.1	3,897.4	3,946.1
Market data and information services	576.9	545.4	518.5
Other	347.7	440.8	403.4
Total revenues	$4,689.7	$4,883.6	$4,868.0

Timing of Revenue Recognition
Services transferred at a point in time	3,528.1	3,658.2	3,696.2
Services transferred over time	1,150.0	1,219.2	1,156.9
One-time charges and miscellaneous revenues	11.6	6.2	14.9
Total revenues	$4,689.7	$4,883.6	$4,868.0
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. Upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during 2021 were not materially impacted by any other factors. Contract liabilities are presented within other current liabilities. The balance of contract liabilities was $15.2 million and $37.3 million as of December 31, 2021 and 2020, respectively.
4. PERFORMANCE BONDS AND GUARANTY FUND CONTRIBUTIONS
The clearing house clears and guarantees the settlement of contracts traded in the futures and options and interest rate swap markets. In its guarantor role, the clearing house has precisely equal and offsetting claims to and from clearing firms on opposite sides of each contract, standing as an intermediary on every contract cleared. In the U.S., clearing firm funds are held according to Commodity and Futures Trading Commission (CFTC) regulatory account segregation standards. To the extent that funds are not otherwise available to satisfy an obligation under the applicable contract, the clearing house bears counterparty credit risk in the event that future market movements create conditions that could lead to clearing firms failing to meet their obligations to the clearing house. The clearing house reduces the exposure through risk management programs that include initial and ongoing financial standards for designation as a clearing firm, performance bond requirements, daily mark-to-market, mandatory guaranty fund contributions and intra-day monitoring.
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
Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure at the time of default related to positions other than interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral deposits. For cleared interest rate swap contracts, the maximum exposure at the time of default related to the clearing house's guarantee would be one full day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral. The clearing firms' collateral requirements are sized to cover at least one day of anticipated price movements. During 2021, the clearing house transferred an average of approximately $4.1 billion a day through the clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its exposure through maintenance performance bond requirements and guaranty fund contributions. For futures and options products, the clearing firms' collateral requirements are sized to cover at least one day of anticipated price movements. For cleared swap products, the clearing firms' collateral requirements are sized to cover at least five days of anticipated price movements. Management has assessed the fair value of the company's settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at December 31, 2021.
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At December 31, 2021 and 2020, the clearing house maintained $146.1 billion and $76.3 billion, respectively, within the cash accounts at the Federal Reserve Bank of Chicago. The cash deposited at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
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
CME maintains a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by the clearing house. CME may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between CME and its clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $7.0 billion. At December 31, 2021, guaranty fund contributions available for clearing firms were $9.7 billion. CME has the option to request an increase in the line from $7.0 billion to $10.0 billion, subject to the approval of participating banks. In addition to the 364-day fully secured, committed multi-currency line of credit, the company also has the option to use the $2.3 billion multi-currency revolving senior credit facility to provide liquidity for the clearing house in the unlikely event of default.
The clearing house is required under the Commodity Exchange Act in the U.S. to segregate cash and securities deposited by clearing firms from its customers. In addition, the clearing house requires segregation of all funds deposited by its clearing firms from operating funds.
Cash and non-cash deposits held as performance bonds and guaranty fund contributions at fair value at December 31, 2021 and 2020 were as follows:

	2021		2020
(in millions)	Cash	Non-Cash Deposits and IEF Funds (1)	Cash	Non-Cash Deposits and IEF Funds (1)
Performance bonds	$151,094.8	$70,005.3	$83,923.5	$124,573.7
Guaranty fund contributions	6,745.6	3,326.1	2,770.0	6,015.7
Cross-margin arrangements	83.6	—	88.1	8.1
Performance bond collateral for delivery	25.6	2.1	0.2	2.1
Total	$157,949.6	$73,333.5	$86,781.8	$130,599.6
  _______________
(1) IEF funds include customer-directed investments in IEF funds that are not included on the consolidated balance sheets.
Cross-margin arrangements include collateral for the cross-margin accounts with OCC and FICC.
Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $156.4 million and $134.7 million at December 31, 2021 and 2020, respectively. Intraday settlements may be invested on an overnight basis and are offset by an equal liability owed to clearing firms.
In addition to cash, securities and other non-cash deposits, irrevocable letters of credit may be used as performance bond deposits for clearing firms. At December 31, 2021 and 2020 these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in millions)	2021	2020
Performance bonds	$3,739.5	$3,394.8
Performance bond collateral for delivery	2,603.7	1,290.4
Total Letters of Credit	$6,343.2	$4,685.2

All cash, securities and letters of credit posted as performance bonds are only available to meet the financial obligations of that clearing firm to the clearing house.
5. PROPERTY
A summary of the property accounts at December 31, 2021 and 2020 is presented below:

(in millions)	2021	2020	Estimated Useful Life
Land and land improvements	$—	$7.7	10 - 20 years (1)
Building and building improvements	132.3	167.1	1 - 10 years
Leasehold improvements	232.3	225.5	3 - 19 years
Furniture, fixtures and equipment	519.1	492.9	2 - 7 years
Software and software development costs	661.1	647.2	2 - 4 years
Total property	1,544.8	1,540.4
Less accumulated depreciation and amortization	(1,039.5)	(961.2)
Property, net	$505.3	$579.2
_______________
(1) Estimated useful life applies only to land improvements.
In November 2021, the company sold a building and land in Chicago for $39.3 million and recognized a gain of $30.4 million. The gain was recognized in other non-operating income in the consolidated statements of income.
6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consisted of the following at December 31, 2021 and 2020:

	2021				2020
(in millions)	Assigned Value	Accumulated Amortization	Deconsolidation(2)	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$5,818.2	$(1,847.7)	$(950.0)	$3,020.5	$5,858.0	$(1,632.5)	$4,225.5
Technology-related intellectual property	175.3	(76.3)	(84.6)	14.4	178.4	(68.2)	110.2
Other	105.7	(35.5)	(23.1)	47.1	106.9	(27.3)	79.6
Total Amortizable Intangible Assets	$6,099.2	$(1,959.5)	$(1,057.7)	$3,082.0	$6,143.3	$(1,728.0)	$4,415.3

Indefinite-Lived Intangible Assets:
Trade names				450.0			450.0
Total Intangible Assets—Other, Net				$3,532.0			$4,865.3
Trading products (1)				$17,175.3			$17,175.3
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

The originally assigned useful lives for the amortizable intangible assets as of December 31, 2021 are as follows:

Clearing firm, market data and other customer relationships	5 - 30 years
Technology-related intellectual property	5 - 9 years
Other	3 - 24.5 years
Total amortization expense for intangible assets was $237.6 million, $311.2 million and $314.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)
2022	$232.0
2023	230.7
2024	224.2
2025	224.2
2026	224.2
Thereafter	1,946.7
Goodwill activity consisted of the following for the years ended December 31, 2021 and 2020:

(in millions)	Balance at December 31, 2020	Deconsolidation(1)	Other Activity (2)	Balance at December 31, 2021
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	3,229.8	(246.2)	(24.6)	2,959.0
Other	40.4	—	—	40.4
Total Goodwill	$10,798.8	$(246.2)	$(24.6)	$10,528.0
(in millions)	Balance at December 31, 2019	Deconsolidation(1)	Other Activity (2)	Balance at December 31, 2020
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	3,173.5	—	56.3	3,229.8
Other	40.4	—	—	40.4
Total Goodwill	$10,742.5	$—	$56.3	$10,798.8
 _______________
1) The activity from deconsolidation includes goodwill as part of the contribution of the net assets of the optimization business to OSTTRA.
2) Other activity includes currency translation adjustments.
7. LONG-TERM INVESTMENTS
The company maintains various long-term investments as described below. The investments are recorded in other assets on the consolidated balance sheets.
DME Holdings Limited. The company owns an approximately 50% interest in DME Holdings Limited (DME Holdings), and accounts for its investment in DME Holdings using the equity method of accounting. The company's investment in DME Holdings was $13.7 million at December 31, 2021. The company and DME Holdings maintain an agreement for Dubai Mercantile Exchange futures contracts to be exclusively traded on the CME Globex platform.
OSTTRA. In January 2021, the company announced that it agreed with IHS Markit to combine their post-trade services into a new joint venture. The joint venture, OSTTRA, was launched in September 2021. OSTTRA will perform trade processing and risk mitigation services. The company contributed the net assets of its optimization business, which included Traiana, TriOptima and Reset, to the new joint venture in exchange for $112.5 million in cash and a 50% equity interest in OSTTRA. In September 2021, the company deconsolidated its optimization business. The company recognized a net gain of $400.7 million on the transaction in other non-operating income on the consolidated statements of net income during 2021, which included a

$343.5 million gain on the deconsolidation in the third quarter and a $57.2 million gain on the final settlement of the transaction in the fourth quarter. The deconsolidation primarily included $1.1 billion of intangible assets, $0.2 billion of goodwill and $0.2 billion of deferred tax liabilities. The company's investment in OSTTRA was $1.4 billion at December 31, 2021. The company accounts for its investment using the equity method of accounting.
S&P/DJI Indices LLC. The company owns a 27% interest in S&P/Dow Jones Indices LLC (S&P/DJI) and accounts for its investment in S&P/DJI using the equity method of accounting. The company's investment in S&P/DJI was $986.5 million at December 31, 2021. The company has long-term exclusive licensing agreements with S&P/DJI to list products based on the Standard & Poor's Indices and Dow Jones Indices.
Shanghai CFETS-NEX International Money Broking Co., Ltd. The company owns a 33% interest in Shanghai CFETS-NEX International Money Broking Co., Ltd. (CFETS) and accounts for its investment in CFETS using the equity method of accounting. The company's investment in CFETS was $38.8 million at December 31, 2021.
8. DEBT
Short-term debt consisted of the following at December 31, 2021 and 2020:

(in millions)	2021	2020
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$749.4	$—
Total short-term debt	$749.4	$—
 _______________
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.
Long-term debt outstanding consisted of the following at December 31, 2021 and 2020 (in U.S. dollar equivalents):

(in millions)	2021	2020
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$—	$748.6
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	16.8	18.1
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (2)	747.7	747.0
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	497.2	496.8
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (3)	743.4	743.1
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	690.6	690.2
Total long-term debt	$2,695.7	$3,443.8
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
Short term and long-term debt maturities, at par value (in U.S. dollar equivalents), were as follows as of December 31, 2021:

(in millions)	Par Value
2022	$750.0
2023	17.0
2024	—
2025	750.0
2026	—
Thereafter	1,950.0

9. INCOME TAXES
The company is subject to regulation under a wide variety of U.S., federal, state and foreign tax laws and regulations. Income before income taxes and the income tax provision consisted of the following for the years ended December 31, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
Income before income taxes:
Domestic	$2,728.5	$2,640.7	$2,650.2
Foreign	645.1	81.4	39.4
Total	$3,373.6	$2,722.1	$2,689.6
Income tax provision:
Current:
Federal	$509.2	$488.4	$419.5
State	173.7	140.1	139.2
Foreign	19.0	28.8	18.8
Total	701.9	657.3	577.5
Deferred:
Federal	(4.6)	2.3	(6.7)
State	10.6	(36.8)	28.0
Foreign	28.8	(7.1)	(25.0)
Total	34.8	(41.6)	(3.7)
Total Income Tax Provision	$736.7	$615.7	$573.8
Reconciliation of the U.S. federal income tax rate (statutory tax rate) to the effective tax rate is as follows:

	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.0	4.0	4.1
Gain on formation of OSTTRA	(2.5)	—	—
Statutory rate change	1.1	—	—
Impact of revised state and local apportionment estimates	0.3	(1.0)	0.8
Foreign-derived intangible income deduction	(1.6)	(2.0)	(3.8)
Other, net	(0.5)	0.6	(0.8)
Effective Tax Expense Benefit Rate	21.8%	22.6%	21.3%
In 2021, the effective tax rate was higher than the statutory tax rate. The increase to the effective tax rate for the state taxes and the impact of the statutory rate change in the United Kingdom was partially offset by the non-taxable gain on the formation of OSTTRA and the foreign-derived intangible income (FDII) deduction.
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

At December 31, 2021 and 2020, deferred income tax assets (liabilities) consisted of the following:

(in millions)	2021	2020
Deferred Income Tax Assets:
Net operating losses	$21.0	$36.8
Accrued expenses, compensation, leases and other	163.1	165.2
Subtotal	184.1	202.0
Valuation allowance	(0.6)	(11.3)
Total deferred income tax assets	183.5	190.7
Deferred Income Tax Liabilities:
Purchased intangible assets	(5,405.8)	(5,614.9)
Other	(123.4)	(106.1)
Property	(40.5)	(45.7)
Total deferred income tax liabilities	(5,569.7)	(5,766.7)
Net Deferred Income Tax Liabilities	$(5,386.2)	$(5,576.0)
Reported as:
Net non-current deferred tax assets	$4.2	$31.0
Net non-current deferred tax liabilities	(5,390.4)	(5,607.0)
Net Deferred Income Tax Liabilities	$(5,386.2)	$(5,576.0)
A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred income tax assets may not be realized. The ultimate realization of the deferred income tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
At December 31, 2021 and 2020, the company had domestic and foreign income tax loss carry forwards of $88.6 million and $190.2 million, respectively. These amounts primarily related to losses from the acquisition of NEX Group plc, the acquisitions of Swapstream Limited and its affiliates, the acquisition of Pivot, Inc., losses incurred in the operation of various foreign entities. At December 31, 2021 and 2020, the company determined that it was not more-likely-than-not that certain foreign deferred income tax assets will be fully realized.
As a result, valuation allowances of $0.6 million and $11.3 million were recorded at December 31, 2021 and 2020, respectively.
The following is a summary of the company’s unrecognized tax benefits at December 31, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
Gross unrecognized tax benefits	$316.4	$328.2	$388.5
Unrecognized tax benefits, net of tax impacts in other jurisdictions	293.1	302.4	359.6
Interest and penalties related to uncertain tax positions	42.8	43.6	53.3
Interest and penalties recognized on the consolidated statements of income	5.3	7.7	(1.5)
The company does not believe it is reasonably possible that within the next twelve months, unrecognized tax benefits will change by a significant amount.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

(in millions)	2021	2020	2019
Balance at January 1	$328.2	$388.5	$396.2
Additions based on tax positions related to the current year	10.2	20.2	30.3
Additions for tax positions of prior years	9.6	3.2	4.7
Reductions for tax positions of prior years	(5.1)	(10.8)	(8.8)
Reductions resulting from the lapse of statutes of limitations	(0.3)	—	(1.7)
Settlements with taxing authorities	(26.2)	(72.9)	(32.2)
Balance at December 31	$316.4	$328.2	$388.5
The company is subject to U.S. federal income tax as well as income taxes in Illinois and multiple other state, local and foreign jurisdictions.  As of December 31, 2021, substantially all federal and state income tax matters had been concluded through 2007 and 2006, respectively, and through 2013 for the United Kingdom.
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
The following is a summary of the change in projected benefit obligation:

(in millions)	2021	2020
Balance at January 1	$380.3	$324.2
Service cost	27.8	26.7
Interest cost	10.7	11.7
Actuarial (gain) loss	(12.9)	25.2
Benefits paid	(19.9)	(7.5)
Balance at December 31	$386.0	$380.3
The aggregate accumulated benefit obligation was $358.7 million and $350.3 million at December 31, 2021 and 2020, respectively.
The following is a summary of the change in fair value of plan assets:

(in millions)	2021	2020	2019
Balance at January 1	$388.2	$356.9	$315.8
Actual return on plan assets	34.0	38.8	49.2
Benefits paid	(19.9)	(7.5)	(8.1)
Balance at December 31	$402.3	$388.2	$356.9
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

The fair value of each major category of plan assets as of December 31, 2021 and 2020 is indicated below:

(in millions)	2021	2020
Level 2:
Money market funds	$19.8	$14.1
Mutual funds:
Fixed income	158.2	140.2
U.S. equity	142.8	149.4
Foreign equity	81.5	84.5
Total	$402.3	$388.2
At December 31, 2021 and 2020, the fair value of pension plan assets exceeded the projected benefit obligation by $16.3 million and $7.9 million, respectively, and the excess was recorded as a non-current pension asset in other assets.
CME's funding goal is to have its pension plan 100% funded at each year-end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2021 assumptions have been used to project the assets and liabilities from December 31, 2021 to December 31, 2022. The company anticipates based on this projection that no additional contribution in 2022 will be necessary for it to meet its funding goal. However, the amount of the actual contribution is contingent on various factors, including the actual rate of return on the plan assets during 2022 and the December 31, 2022 discount rate.
The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate at December 31, 2021, 2020 and 2019 are indicated below:

(in millions)	2021	2020	2019
Components of Net Pension Expense:
Service cost	$27.8	$26.7	$19.0
Interest cost	10.7	11.7	12.3
Expected return on plan assets	(21.7)	(21.0)	(20.0)
Recognized net actuarial loss	4.5	4.8	5.0
Net Pension Expense	$21.3	$22.2	$16.3
Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	3.00%	2.70%	3.40%
Rate of compensation increase	4.00	4.00	5.00
Cash balance interest crediting rate	4.00	4.00	4.00
Assumptions Used to Determine Net Pension Expense:
Discount rate	2.70%	3.40%	4.40%
Rate of compensation increase	4.00	5.00	5.00
Expected return on plan assets	5.75	6.00	6.50
Interest crediting rate	4.00	4.00	4.00
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

The overall objective of the plan is to achieve required long-term rates of return in order to meet future benefit payments. The component of the investment policy for the plan that has the most significant impact on returns is the asset mix. The asset mix has a minimum and maximum range depending on asset class. The plan assets are diversified to minimize the risk of large losses by any one or more individual assets. Such diversification is accomplished, in part, through the selection of asset mix and investment management. The asset allocation for the plan, by asset category, at December 31, 2021 and 2020 was as follows:

	2021	2020
Fixed income	39.3%	36.1%
Money market funds	4.9	3.6
U.S. equity	35.5	38.5
Foreign equity	20.3	21.8
For 2022, management expects the fixed income asset class to be approximately 50% of the portfolio. The target allocation for the U.S. equity asset class is expected to range from 15% to 45% of the portfolio and the target allocation for the foreign equity asset class is expected to range from approximately 10% to 30% of the portfolio.
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
The pre-tax balance and activity of actuarial losses for the pension plan, which are included in other comprehensive income (loss), for 2021 are as follows:

(in millions)	Actuarial Loss
Balance at January 1	$77.7
Unrecognized net loss	(25.2)
Recognized as a component of net pension expense	(4.5)
Balance at December 31	$48.0
At December 31, 2021, anticipated benefit payments from the plan in future years are as follows:

(in millions)
2022	$27.2
2023	28.0
2024	29.1
2025	30.0
2026	30.7
2027-2031	159.0
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
Aggregate expense for all of the defined contribution savings plans amounted to $24.7 million, $27.7 million and $23.6 million in 2021, 2020 and 2019, respectively.
CME Non-Qualified Plans. CME maintains non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the company and totaled $98.6 million and $82.6 million at December 31, 2021 and 2020, respectively. Although the value of the plans is recorded as an asset in marketable securities on the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense. The non-qualified plans include the following:
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
COMEX Members' Retirement Plan and Benefits. COMEX maintains a non-qualified retirement and benefit plan under the COMEX Members' Retirement Plan and Benefits plan (MRRP). This plan provides benefits to certain members of the COMEX division based on long-term membership, and participation is limited to individuals who were COMEX division members prior to NYMEX's acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of this acquisition. All benefits to be paid under the MRRP are based on reasonable actuarial assumptions, which are based upon the amounts that are available and are expected to be available to pay benefits. There were no contributions to the plan in 2021, 2020 and 2019. At December 31, 2021 and 2020, the obligation for the MRRP totaled $13.5 million and $15.7 million, respectively. Assets with a fair value of $16.6 million and $19.0 million have been allocated to this plan at December 31, 2021 and 2020, respectively, and are included in marketable securities and cash and cash equivalents on the consolidated balance sheets. The balances in this plan are subject to the claims of general creditors of COMEX.
11. LEASES
Leases. The company has operating leases for datacenters and corporate offices. The operating leases have remaining lease terms of up to 16 years, some of which include options to extend or renew the leases for up to an additional five years, and some of which include options to early terminate the leases in less than 12 months. Management evaluates the exercisability of these options at least quarterly in order to determine whether the contract term must be reassessed. For a small number of the leases, primarily the international locations, management's approach is to enter into short-term leases for a lease term of 12 months or less in order to provide for greater flexibility in the local environment. For certain office spaces, the company has entered into arrangements to sublease excess space to third parties, while the original lease contract remains in effect with the landlord.
The company also has one finance lease, which is related to the sale of our datacenter in March 2016. In connection with the sale, the company leased back a portion of the property. The sale leaseback transaction was recognized under the financing method and not as a sale leaseback arrangement. In November 2021, the company sold a building in Chicago and subsequently entered into a leaseback arrangement for this property. This lease is classified as an operating lease.
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

The components of lease costs were as follows for the years ended December 31, 2021 and 2020:

(in millions)	2021	2020
Operating lease expense:
Operating lease cost	$63.2	$66.1
Short-term lease cost	0.7	0.7
Total operating lease expense included in other expense	$63.9	$66.8

Finance lease expense:
Interest expense	$3.1	$3.3
Depreciation expense	8.7	8.7
Total finance lease expense	$11.8	$12.0

Sublease revenue included in other revenue	$10.4	$13.3
Supplemental cash flow information related to leases was as follows for years ended December 31, 2021 and 2020:

(in millions)	2021	2020
Cash outflows for operating leases	$64.2	$64.3
Cash outflows for finance leases	17.0	16.9
Supplemental balance sheet information related to leases was as follows as of December 31, 2021 and 2020:
Operating leases

(in millions)	2021	2020
Operating lease right-of-use assets	$345.3	$390.3

Operating lease liabilities:
Other current liabilities	$47.3	$44.5
Other liabilities	449.4	492.2
Total operating lease liabilities	$496.7	$536.7

Weighted average remaining lease term (in months)	132	138
Weighted average discount rate	3.9%	3.9%

Finance leases

(in millions)	2021	2020
Finance lease right-of-use assets	$80.2	$88.8

Finance lease liabilities:
Other current liabilities	$7.9	$7.7
Other liabilities	75.9	83.8
Total finance lease liabilities	$83.8	$91.5

Weighted average remaining lease term (in months)	111	123
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of December 31, 2021 for operating and finance leases:

(in millions)	Operating Leases
2022	66.2
2023	66.4
2024	61.6
2025	58.7
2026	54.3
Thereafter	306.4
Total lease payments	613.6
Less: imputed interest	(116.9)
Present value of lease liability	$496.7

(in millions)	Finance Lease
2022	17.1
2023	17.2
2024	17.4
2025	17.5
2026	17.6
Thereafter	76.7
Total lease payments	163.5
Less: imputed interest	(79.7)
Present value of lease liability	$83.8
12. CONTINGENCIES
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
A putative class action complaint was filed January 15, 2014 in the Circuit Court of Cook County, Chancery Division, against CME Group Inc. and the Board of Trade of the City of Chicago, Inc. The plaintiffs, certain Class B shareholders of CME Group and Class B members of CBOT, allege breach of contract and breach of the implied covenant of good faith and fair dealing for violations of their core rights granted in the defendants’ respective Certificates of Incorporation. On December 2, 2021, the court granted the plaintiffs’ motion for certification of a damages-only class. No trial date has been set. Given the uncertainty of factors that may potentially impact the resolution of the matter, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible losses in the unlikely event it were found to be liable at trial in the matter. Based on its investigation to date, the company believes that it has strong factual and legal defenses to the claims.
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
No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of December 31, 2021 and 2020.
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
13. GUARANTEES
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2023. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2023 unless either party provides advance notice of its intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At December 31, 2021, CME was contingently liable to SGX on irrevocable letters of credit totaling $330.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company's guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at December 31, 2021.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund has an aggregate maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at December 31, 2021.
14. CAPITAL STOCK
Shares Outstanding. The following table presents information regarding capital stock:

	December 31,
(in thousands)	2021	2020
Preferred stock authorized	10,000	10,000
Preferred stock issued and outstanding	4,584	—
Class A common stock authorized	1,000,000	1,000,000
Class A common stock issued and outstanding	358,599	358,110
Class B-1 common stock authorized, issued and outstanding	0.6	0.6
Class B-2 common stock authorized, issued and outstanding	0.8	0.8
Class B-3 common stock authorized, issued and outstanding	1.3	1.3
Class B-4 common stock authorized, issued and outstanding	0.4	0.4
Preferred Stock. In November 2021, CME Group issued and sold in a private placement to Google LLC 4.6 million shares of Series G Non-Voting Convertible Preferred Stock (Series G preferred stock) for an aggregate purchase price of approximately $1.0 billion in cash. The Series G preferred stock is non-voting and is convertible into Class A common stock at a specified conversation rate, which is initially 1:1. The Series G preferred stock ranks on a parity basis with the Class A common stock with respect to dividend and liquidation rights and will therefore participate in the earnings and losses of CME Group on the same basis as Class A common stock.
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
Voting Rights. With the exception of the matters reserved to holders of CME Group Class B common stock, holders of CME Group common stock vote together on all matters for which a vote of common shareholders is required. In these votes, each holder of shares of Class A or Class B common stock of CME Group has one vote per share. The holder of Series G preferred stock does not have any voting rights.
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
Dividends. Holders of Class A and Class B common stock and Series G preferred stock of CME Group are entitled to receive proportionately such dividends, if any, as may be declared by the CME Group board of directors.
CME Group Omnibus Stock Plan. CME Group has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A common stock shares have been reserved for awards under the plan. Awards totaling 25.1 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2021 (note 15).
Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. A total of 625,000 Class A shares have been reserved under this plan, and approximately 431,000 shares have been awarded through December 31, 2021.
Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. A total of 500,000 Class A shares have been reserved under this plan, of which approximately 390,000 shares have been purchased through December 31, 2021 (note 15).
15. STOCK-BASED PAYMENTS
CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A shares have been reserved for awards under the plan. Awards totaling 25.1 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2021. Awards granted generally vest over a four-year period, with 25% vesting one year after the grant date and on that same date in each of the following three years.

Total compensation expense for stock-based payments and total income tax benefit recognized on the consolidated statements of income for stock-based awards at December 31, 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
Compensation expense	$76.4	$96.9	$85.8
Income tax benefit recognized	20.6	23.6	27.3
At December 31, 2021, there was $135.0 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. The total unrecognized expense is expected to be recognized over a weighted average period of 2.2 years.
Stock options have not been granted since 2012. The following table summarizes stock option activity for 2021. Aggregate intrinsic value is in millions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	102,823	$54	0.7	$13.1
Exercised	(101,363)	54
Cancelled	(440)	54
Outstanding at December 31, 2021	1,020	56	0.5	0.2
Exercisable at December 31, 2021	1,020	56	0.5	0.2
The total intrinsic value of options exercised during 2021, 2020 and 2019 was $15.0 million, $16.7 million and $23.1 million, respectively.
In 2021, the company granted 349,279 shares of restricted Class A common stock and 11,384 shares of restricted stock units. Restricted common stock and restricted stock units generally have a vesting period of two to four years. The fair value related to these grants was $68.4 million, which is recognized as compensation expense on an accelerated basis over the vesting period. Dividends are accrued on restricted Class A common stock and restricted stock units and are paid once the restricted stock vests. In 2021, the company also granted 138,969 performance shares. The fair value related to these grants was $32.6 million, which is recognized as compensation expense on a straight-lined basis over the vesting period. The vesting of these shares is contingent on meeting stated performance or market conditions, generally measured over a three-year period.
The following table summarizes restricted stock, restricted stock units and performance shares activity for 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,264,287	$190
Granted	499,632	202
Vested	(335,411)	167
Cancelled	(313,453)	180
Outstanding at December 31, 2021	1,115,055	205
The total fair value of restricted stock, restricted stock units and performance shares that vested during 2021, 2020 and 2019 was $65.7 million, $79.4 million and $77.7 million, respectively.
Under the ESPP, eligible employees may acquire shares of Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the Nasdaq Global Select Market. Compensation expense is recognized on the dates of purchase for the discount from the closing price. In 2021, 2020 and 2019, a total of 37,861, 44,029 and 26,134 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.8 million for the purchase discount was recognized in 2021, $0.8 million was recognized in 2020 and $0.5 million was recognized in 2019.
In 2021, non-executive directors received an annual award of Class A common stock with a value equal to $120,000. Non-executive directors could also elect to receive some or all of the cash portion of their annual stipend, up to $80,000, in shares of stock based on the closing price at the date of distribution. In 2022, non-execute directors will receive an annual award of Class A common stock with a value equal to $145,000 and a cash stipend of $95,000. As a result, 13,769 shares, 17,322 shares and

16,328 shares of Class A common stock were issued to non-executive directors during 2021, 2020 and 2019, respectively. These shares are not subject to any vesting restrictions. Expense of $2.9 million, $3.1 million and $3.0 million related to these stock-based payments was recognized for the years ended December 31, 2021, 2020 and 2019, respectively.
16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2020	$1.6	$(57.1)	$67.0	$123.4	$134.9
Other comprehensive income before reclassifications and income tax benefit (expense)	(1.0)	25.5	—	(62.0)	(37.5)
Amounts reclassified from accumulated other comprehensive income	0.3	4.4	(1.2)	(40.3)	(36.8)
Income tax benefit (expense)	0.2	(7.6)	0.3	—	(7.1)
Net current period other comprehensive income	(0.5)	22.3	(0.9)	(102.3)	(81.4)
Balance at December 31, 2021	$1.1	$(34.8)	$66.1	$21.1	$53.5

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2019	$0.8	$(55.1)	$69.0	$(11.3)	$3.4
Other comprehensive income before reclassifications and income tax benefit (expense)	1.1	(7.4)	—	134.3	128.0
Amounts reclassified from accumulated other comprehensive income	—	4.7	(2.7)	0.4	2.4
Income tax benefit (expense)	(0.3)	0.7	0.7	—	1.1
Net current period other comprehensive income	0.8	(2.0)	(2.0)	134.7	131.5
Balance at December 31, 2020	$1.6	$(57.1)	$67.0	$123.4	$134.9

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2018	$0.1	$(53.8)	$69.7	$(10.7)	$5.3
Other comprehensive income before reclassifications and income tax benefit (expense)	1.0	(6.6)	0.6	(0.6)	(5.6)
Amounts reclassified from accumulated other comprehensive income	—	4.9	(1.2)	—	3.7
Income tax benefit (expense)	(0.3)	0.4	(0.1)	—	—
Net current period other comprehensive income	0.7	(1.3)	(0.7)	(0.6)	(1.9)
Balance at December 31, 2019	$0.8	$(55.1)	$69.0	$(11.3)	$3.4

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
Level 2 liabilities generally consist of long-term debt notes. The fair values of the long-term debt notes were based on quoted market prices in an inactive market.
Level 3 assets include certain fixed assets and investments that were adjusted to fair value.
Recurring Fair Value Measurements. Financial assets recorded at fair value on the consolidated balance sheets as of December 31, 2021 and 2020 were classified in their entirety based on the lowest level of input that was significant to each asset's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$16.2	$—	$—	$16.2
Mutual funds	98.6	—	—	98.6
Equity securities	0.2	—	—	0.2
Total Marketable Securities	115.0	—	—	115.0
Total Assets at Fair Value	$115.0	$—	$—	$115.0

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$17.9	$—	$—	$17.9
Mutual funds	82.6	—	—	82.6
Equity securities	0.1	—	—	0.1
Asset-backed securities	—	0.3	—	0.3
Total Marketable Securities	100.6	0.3	—	100.9
Total Assets at Fair Value	$100.6	$0.3	$—	$100.9
Non-Recurring Fair Value Measurements. During 2021, the company recognized impairment charges of $0.9 million related to certain fixed assets. The combined fair values of the assets were estimated to be zero at December 31, 2021. The company also recognized net unrealized gains on certain investments of $14.5 million. The combined fair values of these investments were estimated to be $41.4 million at December 31, 2021. These assessments were based on qualitative indications of impairment. The fair value measurements of the investments and fixed assets are considered level 3 and non-recurring.
Fair Values of Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below that are classified as level 2 under the fair value hierarchy were estimated using quoted market prices in inactive markets.

At December 31, 2021, the fair values (in U.S. dollar equivalents) were as follows:

(in millions)	Fair Value	Level
$750.0 million fixed rate notes due September 2022	763.4	Level 2
€15.0 million fixed rate notes due May 2023	18.1	Level 2
$750.0 million fixed rate notes due March 2025	789.1	Level 2
$500.0 million fixed rate notes due June 2028	556.8	Level 2
$750.0 million fixed rates notes due September 2043	1,035.2	Level 2
$700.0 million fixed rate notes due June 2048	903.9	Level 2
18. EARNINGS PER SHARE
The company uses the two-class method to calculate basic and diluted earnings per common share because its Series G preferred stock are participating securities. Under the two-class method, undistributed earnings are allocated to common stock and participating securities according to their respective rights in undistributed earnings, as if all of the earnings for the period had been distributed. Basic earnings per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Net income attributable to common shareholders is reduced for preferred stock dividends earned during the period. Preferred stock also receives a proportionate allocation of undistributed or overdistributed earnings for the period because Series G preferred stock has a contractual obligation to share in profits and losses of the company. Diluted earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive common shares.
Anti-dilutive stock awards were as follows for the years presented:

(in thousands)	2021	2020	2019
Stock awards	86	87	519
Total	86	87	519
The following table presents the earnings per share calculation for the years presented:

	2021	2020	2019
Net Income Attributable to CME Group (in millions)	$2,636.4	$2,105.2	$2,116.5
Less: Preferred stock dividends	(19.0)	—	—
Less: Undistributed earnings allocated to preferred stock	(0.3)	—	—
Net Income Attributable to Common Shareholders of CME Group	$2,617.1	$2,105.2	$2,116.5

Weighted Average Common Shares Outstanding (in thousands):
Basic	358,340	357,764	357,155
Effect of stock options and stock awards	589	760	1,084
Diluted	358,929	358,524	358,239
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$7.30	$5.88	$5.93
Diluted	7.29	5.87	5.91
19. SUBSEQUENT EVENTS
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
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the company's management, including the company's Chief Executive Officer and Chief Financial Officer, have evaluated the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fourth quarter of 2021, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP (PCAOB ID 42), an independent registered public accounting firm, as stated in the report on page 85.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CME Group Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CME Group Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 9 to the consolidated financial statements, the Company had unrecognized income tax benefits of $316.4 million related to uncertain tax positions as of December 31, 2021. Uncertainty in a tax position may arise due to the application of complex tax regulations. The Company uses significant judgment to (1) determine whether, based on the technical merits, the tax position is more likely than not to be sustained upon examination and (2) measure the amount of the tax benefit that qualifies for recognition.

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
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CME Group Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited CME Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CME Group Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CME Group Inc. and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 25, 2022

ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of CME Group’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 4, 2022, to be filed by CME Group with the SEC pursuant to Regulation 14A within 120 days after December 31, 2021 (Proxy Statement). Additional information called for by this item is contained in Item 1 of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."
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
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2021 and 2020
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:
CME Group Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2021, 2020 and 2019
(dollars in millions)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other(1)	Balance at end of year
Year Ended December 31, 2021
Allowance for doubtful accounts	$5.4	$1.9	$(1.7)	$5.6
Allowance for deferred tax assets	11.3	—	(10.7)	0.6
Year Ended December 31, 2020
Allowance for doubtful accounts	$3.4	$1.7	$0.3	$5.4
Allowance for deferred tax assets	10.0	1.3	—	11.3
Year Ended December 31, 2019
Allowance for doubtful accounts	$2.7	$2.1	$(1.4)	$3.4
Allowance for deferred tax assets	10.7	(0.7)	—	10.0
_______________
(1)Includes write-offs of doubtful accounts, foreign currency and write-offs of fully reserved deferred tax assets. Other activity for the allowance for doubtful accounts also includes the impact of the adoption of new guidance on credit losses in 2020.
All other schedules have been omitted because the information required to be set forth in those schedules is not applicable or is shown on the consolidated financial statements or notes thereto.
(3)Exhibits
See (b) Exhibits below

(b) Exhibits

Exhibit Number	Description of Exhibit

3.	Articles of Incorporation and Bylaws

3.1
Fourth Amended and Restated Certificate of Incorporation of CME Group Inc., as amended (incorporated by reference to Exhibit 3.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on November 4, 2021).

3.2	Sixteenth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Form 10-Q, filed with the SEC on August 5, 2021).

3.3
Certificate of Designations of Series G Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on November 4, 2021).

4.	Instruments Defining the Rights of Security Holders

4.1
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, among CME Group Inc., as Issuer, and Barclays Capital Inc., as Dealer (incorporated by reference to Exhibit 4.1 to CME Group Inc.'s Form 10-K, filed with the SEC on February 26, 2015).

4.2
Commercial Paper Issuing and Paying Agency Agreement, dated as of September 26, 2014, between CME Group Inc. and Bank of America, National Association, as Issuing and Paying Agent (incorporated by reference to Exhibit 4.2 to CME Group Inc,'s Form 10-K, filed with the SEC on February 26, 2015).

4.3
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 4.3 to CME Group's 10-K, filed with the SEC on February 26, 2015).

4.4
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 4.4 to CME Group Inc.'s Form 10-K, filed with the SEC on February 26, 2015).

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

10.1(1)
CME Group Inc. Second Amended and Restated Omnibus Stock Plan, amended and restated effective as of May 24, 2017 (incorporated by reference to Exhibit 10.2 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 30, 2017).

10.2(1)
CME Group Inc. Director Stock Plan, amended and restated effective as of May 21, 2014 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on May 28, 2014).

Exhibit Number	Description of Exhibit
10.3(1)	Form of Equity Stipend Grant Letter for Non-Executive Directors (incorporated by reference to Exhibit 10.5 to CME Group Inc.'s Form 10-K, filed with the SEC on March 1, 2018).

10.4(1)
CME Group Inc.'s Amended and Restated Employee Stock Purchase Plan, amended and restated as of May 23, 2012 (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on May 29, 2012; First Amendment to the Amended and Restated Employee Stock Purchase Plan, effective as of December 5, 2012 (incorporated by reference to Exhibit 10.7 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2013).

10.5(1)
Chicago Mercantile Exchange Inc. Senior Management Supplemental Deferred Savings Plan (SMSDSP), Amended and Restated as of January 1, 2017 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 2, 2017).

10.6(1)
Chicago Mercantile Exchange Inc. Directors' Deferred Compensation Plan, amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.9 to CME Group Inc.'s Form 10-K, filed with the SEC on March 2, 2009).

10.7(1)
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

10.8(1)
Chicago Mercantile Exchange Inc. Supplemental Executive Retirement Trust; First Amendment thereto, dated September 7, 1993 (incorporated by reference to Exhibit 10.5 to Chicago Mercantile Exchange Inc.'s Form S-4, filed with the SEC on February 24, 2000).

10.9(1)
Recognition and Retention Plan for Members of the COMEX Division of New York Mercantile Exchange (incorporated by reference to Exhibit 10.11 to NYMEX Holdings, Inc.'s Form 10-K, filed with the SEC on March 29, 2001); Amendment to the Recognition and Retention Plan for Members of the COMEX Division of the New York Mercantile Exchange, dated October 22, 2015 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on November 6, 2015).

10.10(1)
Second Amended and Restated CME Group Inc. Incentive Plan for Named Executive Officers (Amended and Restated as of May 24, 2017) (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on May 30, 2017).

10.11(1)
CME Group Inc. Severance Plan for Eligible Executives, amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.16 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2014); First Amendment to CME Group Inc. Severance Plan for Eligible Executives, effective as of October 13, 2014 (incorporated by reference to Exhibit 10.16 to CME Group Inc.'s Form 10-K, filed with the SEC on February 26, 2015).

10.12(1)
CME Group Inc. Severance Plan, amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.17 to CME Group Inc.'s Form 10-K, filed with the SEC on February 28, 2014); First Amendment to the Amended and Restated CME Group Inc. Severance Plan, effective October 13, 2014 (incorporated by reference to Exhibit 10.17 to CME Group Inc.'s Form 10-K, filed with the SEC on February 26, 2015).

10.13(2)
License Agreement, dated June 29, 2012, between Standard & Poor's Financial Services LLC and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.6 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 8, 2012).

10.14
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, among CME Group Inc., as Issuer, and Barclays Capital Inc., as Dealer (incorporated by reference to Exhibit 4.1 above).

10.15
Commercial Paper Issuing and Paying Agency Agreement, dated as of September 26, 2014, between CME Group Inc. and Bank of America, National Association, as Issuing and Paying Agent (incorporated by reference to Exhibit 4.2 above).

10.16
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 4.3 above).

10.17
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 4.4 above).

Exhibit Number	Description of Exhibit
10.18
Amendment No. 5 to Credit Agreement, dated as of April 28, 2021, among Chicago Mercantile Exchange Inc., certain lenders, Bank of America, N.A., as Administrative Agent, and Citibank, N.A., as Collateral Agent and Collateral Monitoring Agent. The Amended Credit Agreement, as amended through Amendment No. 5, among Chicago Mercantile Exchange Inc., certain lenders, Bank of America, N.A., as Administrative Agent, and Citibank, N.A., as Collateral Agent and Collateral Monitoring Agent, is attached as Annex A to Amendment No. 5 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on April 29, 2021).

10.19(1)	Form of Equity Grant Letter for Restricted Shares (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on November 3, 2021).

10.20(1)	Form of Equity Grant Letter for Annual Grant of Performance Shares (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 10-Q, filed with the SEC on November 3, 2021).

10.21
Credit Agreement, dated as of November 12, 2021, among CME Group Inc., certain lenders, agents, arrangers, bookrunners, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on November 16, 2021).

10.22(1)
Amended and Restated Agreement, effective as of February 2, 2022, by and between CME Group Inc. and Terrence A. Duffy (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on February 3, 2022).

21.1*	List of Subsidiaries of CME Group Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Section 302—Certification of Terrence A. Duffy.

31.2*	Section 302—Certification of John W. Pietrowicz.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from CME Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from CME Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.

_______________

*	Filed herewith.
(1)Management contract or compensatory plan or arrangement.
(2)Confidential treatment pursuant to Rule 406 of the Securities Act of 1933, as amended, has been previously granted by the SEC for portions of this exhibit.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 25th day of February, 2022.

CME Group Inc.

By:	/S/ JOHN W. PIETROWICZ
John W. Pietrowicz Senior Managing Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, in the City of Chicago and State of Illinois on the 25th day of February, 2022.

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