Form 10-Q
period 2022-03-31
CME GROUP INC.
filed 2022-05-04
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 13, 2022 was as follows: 359,418,140 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022 and Item 1A. in Part II of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,045.7	$2,834.9
Marketable securities	109.6	115.0
Accounts receivable, net of allowance of $5.2 and $5.6	608.9	434.5
Other current assets (includes $4.8 and $4.8 in restricted cash)	503.4	427.8
Performance bonds and guaranty fund contributions	167,736.7	157,949.6
Total current assets	171,004.3	161,761.8
Property, net of accumulated depreciation and amortization of $1,070.5 and $1,039.4	493.9	505.3
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	3,463.2	3,532.0
Goodwill	10,515.8	10,528.0
Other assets (includes $0.5 and $0.5 in restricted cash)	3,265.2	3,277.9
Total Assets	$205,917.7	$196,780.3

Liabilities and Equity
Current Liabilities:
Accounts payable	$80.8	$48.8
Short-term debt	—	749.4
Other current liabilities	641.1	1,650.6
Performance bonds and guaranty fund contributions	167,736.7	157,949.6
Total current liabilities	168,458.6	160,398.4
Long-term debt	3,437.1	2,695.7
Deferred income tax liabilities, net	5,381.7	5,390.4
Other liabilities	903.5	896.5
Total Liabilities	178,180.9	169,381.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of March 31, 2022 and 2021; 4,584 issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2022 and December 31, 2021; 358,631 and 358,599 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	22,206.3	22,190.3
Retained earnings	5,498.9	5,151.9
Accumulated other comprehensive income (loss)	28.0	53.5
Total CME Group Shareholders’ Equity	27,736.8	27,399.3
Total Liabilities and Equity	$205,917.7	$196,780.3
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended
	March 31,
	2022	2021
Revenues
Clearing and transaction fees	$1,138.1	$1,007.0
Market data and information services	151.7	144.2
Other	56.8	102.1
Total Revenues	1,346.6	1,253.3
Expenses
Compensation and benefits	185.2	225.0
Technology	45.9	48.2
Professional fees and outside services	31.8	37.4
Amortization of purchased intangibles	58.4	60.6
Depreciation and amortization	33.5	37.6
Licensing and other fee agreements	80.9	64.7
Other	51.8	54.7
Total Expenses	487.5	528.2
Operating Income	859.1	725.1

Non-Operating Income (Expense)
Investment income	73.1	30.9
Interest and other borrowing costs	(42.5)	(41.5)
Equity in net earnings of unconsolidated subsidiaries	73.3	56.2
Other non-operating income (expense)	(46.7)	(18.4)
Total Non-Operating Income (Expense)	57.2	27.2
Income before Income Taxes	916.3	752.3
Income tax provision	205.3	177.5
Net Income	711.0	574.8
Less: net (income) loss attributable to non-controlling interests	—	(0.4)
Net Income Attributable to CME Group	711.0	574.4
Net Income Attributable to Common Shareholders of CME Group	$702.0	$574.4

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$1.96	$1.60
Diluted	1.95	1.60
Weighted Average Number of Common Shares:
Basic	358,609	358,147
Diluted	359,180	358,817
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended
	March 31,
	2022	2021
Net income	$711.0	$574.8
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(1.3)	(1.1)
Income tax benefit (expense)	0.3	0.3
Investment securities, net	(1.0)	(0.8)
Defined benefit plans:
Net change in defined benefit plans arising during the period	(3.7)	—
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.3	1.1
Income tax benefit (expense)	0.9	(0.3)
Defined benefit plans, net	(2.5)	0.8
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	0.8	(0.3)
Income tax benefit (expense)	(0.2)	0.1
Derivative investments, net	0.6	(0.2)
Foreign currency translation:
Foreign currency translation adjustments	(22.6)	(51.2)
Foreign currency translation, net	(22.6)	(51.2)
Other comprehensive income (loss), net of tax	(25.5)	(51.4)
Comprehensive income	685.5	523.4
Less: comprehensive (income) loss attributable to non-controlling interests	—	(0.4)
Comprehensive income attributable to CME Group	$685.5	$523.0
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at December 31, 2021	4,584	358,599	3	$22,193.9	$5,151.9	$53.5	$27,399.3
Net income					711.0		711.0
Other comprehensive income (loss)						(25.5)	(25.5)
Dividends on common and preferred stock of $1.00 per share					(364.0)		(364.0)
Vesting of issued restricted Class A common stock		31		(4.3)			(4.3)
Shares issued to Board of Directors		1		0.3			0.3
Stock-based compensation				20.0			20.0
Balance at March 31, 2022	4,584	358,631	3	$22,209.9	$5,498.9	$28.0	$27,736.8

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$711.0	$574.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	20.0	21.6
Amortization of purchased intangibles	58.4	60.6
Depreciation and amortization	33.5	37.6
Net realized and unrealized (gains) losses on investments	(3.5)	(0.8)
Cash dividends in excess of earnings of unconsolidated subsidiaries	11.9	13.1
Deferred income taxes	(5.1)	(7.8)
Change in:
Accounts receivable	(174.0)	(146.2)
Other current assets	(69.7)	(30.5)
Other assets	19.0	12.3
Accounts payable	32.0	(8.7)
Income taxes payable	165.9	115.7
Other current liabilities	6.3	(32.3)
Other liabilities	(14.7)	(8.6)
Other	8.1	1.9
Net Cash Provided by Operating Activities	799.1	602.7

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	2.7	2.2
Purchases of available-for-sale marketable securities	(2.2)	(1.5)
Purchases of property, net	(23.4)	(28.5)
Purchase of non-controlling interest	—	(6.2)
Net Cash Used in Investing Activities	(22.9)	(34.0)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	742.7	—
Repayment of debt, including call premium	(756.1)	—
Cash dividends	(1,543.5)	(1,217.5)
Change in performance bond and guaranty fund contributions	9,787.1	36,632.2
Employee taxes paid on restricted stock vesting	(4.3)	(13.1)
Other	(4.3)	(2.6)
Net Cash Provided by Financing Activities	8,221.6	35,399.0

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Quarter Ended March 31,
	2022	2021
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$8,997.8	$35,967.7
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	160,789.9	88,420.3
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$169,787.7	$124,388.0

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$2,045.7	$936.4
Cash classified as assets held for sale	—	30.0
Short-term restricted cash	4.8	4.5
Long-term restricted cash	0.5	3.1
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	167,736.7	123,414.0
Total	$169,787.7	$124,388.0

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$44.6	$65.8
Interest paid	43.4	42.4

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at March 31, 2022 and December 31, 2021 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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
The following table presents the effects of the changes on the presentation of these cash flows to the previously reported consolidated statements of cash flows of March 31, 2021:

(in millions)	As Previously Reported	Adjustments	Revised
Net cash provided by (used in) financing activities	$(1,233.2)	$36,632.2	$35,399.0
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(664.5)	36,632.2	35,967.7
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on February 25, 2022.
2. Accounting Policies
Newly Adopted Accounting Policies. The company adopted the following accounting policies during 2022:
In August 2020, FASB issued an accounting update that simplifies the accounting for convertible instruments and amends certain guidance on the computation of EPS for convertible instruments. This guidance reduces the number of accounting models used for the allocation of proceeds attributable to the issuance of a convertible instrument, thereby eliminating the beneficial conversion feature model. It is also noted that this guidance revises and eliminates certain criteria for achieving equity classification on the balance sheet. This accounting update requires entities to provide expanded disclosures about the terms and features of convertible instruments, including information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The company adopted this guidance on January 1, 2022. Adoption of this guidance did not have an impact on the consolidated financial statements.
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

The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters ended March 31, 2022 and 2021:

	Quarter Ended March 31,
(in millions)	2022	2021
Interest rates	$374.8	$299.7
Equity indexes	259.1	198.5
Foreign exchange	44.8	40.5
Agricultural commodities	126.0	120.5
Energy	175.2	158.1
Metals	54.4	58.3
BrokerTec fixed income	44.4	45.5
EBS foreign exchange	42.3	45.3
Optimization	—	24.3
Interest rate swap	17.1	16.3
Total clearing and transaction fees	1,138.1	1,007.0
Market data and information services	151.7	144.2
Other	56.8	102.1
Total revenues	$1,346.6	$1,253.3

Timing of Revenue Recognition
Services transferred at a point in time	$1,077.3	$945.1
Services transferred over time	264.7	305.2
One-time charges and miscellaneous revenues	4.6	3.0
Total revenues	$1,346.6	$1,253.3
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the quarter ended March 31, 2022 were not materially impacted by any other factors. The balance of contract liabilities was $46.1 million and $15.2 million as of March 31, 2022 and December 31, 2021, respectively.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At March 31, 2022, CME maintained $158.2 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
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
During the first quarter of 2022, the clearing house transferred an average of approximately $6.4 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company's settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at March 31, 2022 and December 31, 2021. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.
5. Intangible Assets and Goodwill
Intangible assets consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Deconsolidation(2)	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,714.0	$(1,757.5)	$2,956.5	$5,818.2	$(1,847.7)	(950.0)	$3,020.5
Technology-related intellectual property	62.5	(50.2)	12.3	175.3	(76.3)	(84.6)	14.4
Other	72.8	(28.4)	44.4	105.7	(35.5)	(23.1)	47.1
Total amortizable intangible assets	$4,849.3	$(1,836.1)	$3,013.2	$6,099.2	$(1,959.5)	$(1,057.7)	3,082.0

Indefinite-Lived Intangible Assets:
Trade names			450.0				450.0
Total intangible assets – other, net			$3,463.2				$3,532.0
Trading products (1)			$17,175.3				$17,175.3
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
(2)The activity from deconsolidation includes intangible assets as part of the contribution of the net assets of the optimization business to OSTTRA.
Total amortization expense for intangible assets was $58.4 million and $60.6 million for the quarters ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2022	$173.3
2023	229.7
2024	223.2
2025	223.2
2026	223.2
2027	221.9
Thereafter	1,718.7

Goodwill activity consisted of the following for the periods ended March 31, 2022 and December 31, 2021:

(in millions)	Balance at December 31, 2021	Deconsolidation (1)	Other Activity (2)	Balance at March 31, 2022
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	2,959.0	—	(12.2)	2,946.8
Other	40.4	—	—	40.4
Total Goodwill	$10,528.0	$—	$(12.2)	$10,515.8
(in millions)	Balance at December 31, 2020	Deconsolidation (1)	Other Activity (2)	Balance at December 31, 2021
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	3,229.8	(246.2)	(24.6)	2,959.0
Other	40.4	—	—	40.4
Total Goodwill	$10,798.8	$(246.2)	$(24.6)	$10,528.0
__________
1) The activity from deconsolidation includes goodwill as part of the contribution of the net assets of the optimization business to OSTTRA.
2) Other activity includes currency translation adjustments.
6. Debt
In March 2022, the company completed an offering of $750.0 million of its 2.65% fixed rate notes due March 2032. The company used the net proceeds from the offering, together with cash on hand, to redeem all $750.0 million of its 3.00% fixed rate notes due September 2022 in March 2022. As part of the redemption, the company paid a call premium of $6.2 million, which is recognized in other non-operating income (expense).
Short-term debt consisted of the following at March 31, 2022 and December 31, 2021:

(in millions)	March 31, 2022	December 31, 2021
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	—	749.4
Total short-term debt	$—	$749.4
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.
Long-term debt consisted of the following at March 31, 2022 and December 31, 2021:

(in millions)	March 31, 2022	December 31, 2021
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	16.6	16.8
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	747.9	747.7
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	497.3	497.2
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	741.2	—
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (2)	743.4	743.4
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	690.7	690.6
Total long-term debt	$3,437.1	$2,695.7
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

Long-term debt maturities, at par value (in U.S. dollar equivalent), were as follows at March 31, 2022:

(in millions)	Par Value
2023	$16.7
2024	—
2025	750.0
2026	—
2027	—
Thereafter	2,700.0
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
A putative class action complaint was filed January 15, 2014 in the Circuit Court of Cook County, Chancery Division, against CME Group Inc. and the Board of Trade of the City of Chicago, Inc. The plaintiffs, certain Class B shareholders of CME Group and Class B members of CBOT, allege breach of contract and breach of the implied covenant of good faith and fair dealing for violations of their core rights granted in the defendants’ respective Certificates of Incorporation. On December 2, 2021, the court granted the plaintiffs’ motion for certification of a damages-only class. No trial date has been set. Given the uncertainty of factors that may potentially affect the resolution of the matter, at this time the company is unable to estimate the reasonably possible loss or range of reasonably possible losses in the unlikely event it were found to be liable at trial. Based on its investigation to date, the company believes that it has strong factual and legal defenses to the claims.
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
No accrual was required for legal and regulatory matters as none were probable and estimable as of March 31, 2022 and December 31, 2021.
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

The components of lease costs were as follows:

	Quarter Ended March 31,
(in millions)	2022	2021
Operating lease expense:
Operating lease cost	$14.7	$16.8
Short-term lease cost	0.1	0.2
Total operating lease expense included in other expense	$14.8	$17.0

Finance lease expense:
Interest expense	$0.7	$0.8
Depreciation expense	2.2	2.2
Total finance lease expense	$2.9	$3.0

Sublease revenue included in other revenue	$2.7	$2.5
Supplemental cash flow information related to leases was as follows:

	Quarter Ended March 31,
(in millions)	2022	2021
Cash outflows for operating leases	$16.9	$15.3
Cash outflows for finance leases	4.3	4.2
Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$338.8	$345.3

Operating lease liabilities:
Other current liabilities	$47.4	$47.3
Other liabilities	433.7	449.4
Total operating lease liabilities	$481.1	$496.7

Weighted average remaining lease term (in months)	129	132
Weighted average discount rate	3.9%	3.9%

Finance leases

(in millions)	March 31, 2022	December 31, 2021
Finance lease right-of-use assets	$78.0	$80.2

Finance lease liabilities:
Other current liabilities	$8.0	$7.9
Other liabilities	73.9	75.9
Total finance lease liabilities	$81.9	$83.8

Weighted average remaining lease term (in months)	108	111
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of March 31, 2022 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2022	$49.0
2023	65.9
2024	61.3
2025	58.3
2026	54.0
2027	51.7
Thereafter	252.1
Total lease payments	592.3
Less: imputed interest	(111.2)
Present value of lease liability	$481.1

(in millions)	Finance Leases
Remainder of 2022	$12.8
2023	17.2
2024	17.4
2025	17.5
2026	17.6
2027	17.8
Thereafter	58.9
Total lease payments	159.2
Less: imputed interest	(77.3)
Present value of lease liability	$81.9
9. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2023. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2023 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At March 31, 2022, CME was contingently liable to SGX on letters of credit totaling $330.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company's guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at March 31, 2022 and December 31, 2021.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at March 31, 2022 and December 31, 2021.
10. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2021	$1.1	$(34.8)	$66.1	$21.1	$53.5
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(1.3)	(3.7)	—	(22.6)	(27.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.3	0.8	—	1.1
Income tax benefit (expense)	0.3	0.9	(0.2)	—	1.0
Net current period other comprehensive income (loss)	(1.0)	(2.5)	0.6	(22.6)	(25.5)
Balance at March 31, 2022	$0.1	$(37.3)	$66.7	$(1.5)	$28.0

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2020	$1.6	$(57.1)	$67.0	$123.4	$134.9
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(1.1)	—	—	(51.2)	(52.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.1	(0.3)	—	0.8
Income tax benefit (expense)	0.3	(0.3)	0.1	—	0.1
Net current period other comprehensive income (loss)	(0.8)	0.8	(0.2)	(51.2)	(51.4)
Balance at March 31, 2021	$0.8	$(56.3)	$66.8	$72.2	$83.5
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
The company's level 3 assets and liabilities include certain investments that were adjusted to fair value.
Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of March 31, 2022 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	March 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$14.2	$—	$—	$14.2
Mutual funds	95.2	—	—	95.2
Equity securities	0.2	—	—	0.2
Total Marketable Securities	109.6	—	—	109.6
Total Assets at Fair Value	$109.6	$—	$—	$109.6
Non-Recurring Fair Value Measurements. During the first quarter of 2022, the company recognized a net unrealized gain on tan investment of $1.0 million on an equity investment without readily determinable fair value. The fair value of the investment was estimated to be $7.3 million at March 31, 2022. The assessment was based on quantitative and qualitative indicators of fair value. The fair value measurement of the investment is considered level 3 and non-recurring.
Fair Values of Long-Term Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At March 31, 2022, the fair values (in U.S. dollar equivalent) were as follows:

(in millions)	Fair Value	Level
€15.0 million fixed rate notes due May 2023	17.4	Level 2
$750.0 million fixed rate notes due March 2025	755.1	Level 2
$500.0 million fixed rate notes due June 2028	511.9	Level 2
$750.0 million fixed rate notes due March 2032	718.7	Level 2
$750.0 million fixed rate notes due September 2043	914.4	Level 2
$700.0 million fixed rate notes due June 2048	738.2	Level 2

12. Earnings Per Share
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

	Quarter Ended March 31,
(in thousands)	2022	2021
Stock awards	78	154
Total	78	154
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended March 31,
	2022	2021
Net Income Attributable to CME Group (in millions)	$711.0	$574.4
Less: preferred stock dividends	(4.6)	—
Less: undistributed earnings allocated to preferred stock	(4.4)	—
Net Income Attributable to Common Shareholders of CME Group	$702.0	$574.4

Weighted Average Number of Common Shares (in thousands):
Basic	358,609	358,147
Effect of stock options, restricted stock and performance shares	571	670
Diluted	359,180	358,817
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$1.96	$1.60
Diluted	1.95	1.60
13. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events that met the requirement for recognition or disclosure in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
References in this discussion and analysis to “we” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), and Commodity Exchange, Inc. (COMEX), collectively, unless otherwise noted.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2022	2021	Change
Total revenues	$1,346.6	$1,253.3	7%
Total expenses	487.5	528.2	(8)
Operating margin	63.8%	57.9%
Non-operating income (expense)	$57.2	$27.2	110
Effective tax rate	22.4%	23.6%
Net income attributable to CME Group	$711.0	$574.4	24
Diluted earnings per common share attributable to CME Group	1.95	1.60	22
Cash flows from operating activities	799.1	602.7	33
Revenues

	Quarter Ended March 31,
(dollars in millions)	2022	2021	Change
Clearing and transaction fees	$1,138.1	$1,007.0	13%
Market data and information services	151.7	144.2	5
Other	56.8	102.1	(44)
Total Revenues	$1,346.6	$1,253.3	7
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

	Quarter Ended March 31,
	2022	2021	Change
Total contract volume (in millions)	1,607.1	1,331.5	21%
Clearing and transaction fees (in millions)	$1,034.3	$875.6	18
Average rate per contract	$0.644	$0.658	(2)

We estimate the following net changes in clearing and transaction fees based on a change in total contract volume and a change in average rate per contract for futures and options during the first quarter of 2022 when compared with the same period in 2021.

(in millions)	Quarter Ended
Increase due to changes in total contract volume	$177.4
Decrease due to changes in average rate per contract	(18.7)
Net increase in clearing and transaction fees	$158.7
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

	Quarter Ended March 31,
(amounts in thousands)	2022	2021	Change
Average Daily Volume by Product Line:
Interest rates	12,484	10,349	21%
Equity indexes	7,950	6,117	30
Foreign exchange	904	852	6
Agricultural commodities	1,474	1,471	—
Energy	2,515	2,363	6
Metals	593	675	(12)
Aggregate average daily volume	25,920	21,827	19
Average Daily Volume by Venue:
CME Globex	24,060	20,436	18
Open outcry	1,030	678	52
Privately negotiated	830	713	16
Aggregate average daily volume	25,920	21,827	19
Electronic Volume as a Percentage of Total Volume	93%	94%
Overall market volatility increased throughout the first quarter of 2022 following lower overall volatility in the first quarter of 2021. During the first quarter of 2022, the Federal Reserve's indication of multiple rate increases in 2022 as well as its decision to taper bond purchases resulted in higher volatility within the interest rate market. In addition, equity and energy contract volume increased in the first quarter 2022 when compared with the same period in 2021, largely due to the rising tension and geopolitical uncertainty with Russia and Ukraine. We believe these factors led to the changes in contract volume during the first quarter of 2022, when compared with the same period in 2021.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products.

	Quarter Ended March 31,
(amounts in thousands)	2022	2021	Change
Eurodollar futures and options:
Futures expiring within two years	1,869	1,262	48%
Options	1,489	1,106	35
Futures expiring beyond two years	811	1,414	(43)%
SOFR futures and options:
Futures expiring within two years	1,043	102	n.m.
Futures expiring beyond two years	156	10	n.m.
Options	39	—	n.m.
U.S. Treasury futures and options:
10-Year (1)	2,855	2,941	(3)
5-Year (1)	1,742	1,480	18
2-Year (1)	711	502	41
Treasury Bond (1)	557	688	(19)
Federal Funds futures and options	414	100	n.m.
 _______________
(1) U.S. Treasury futures and options now include respective weekly treasury options that were previously separated under a unique product category. Prior period amounts have been revised to conform to the current period presentation.
n.m. not meaningful
In the first quarter of 2022, overall interest rate contract volume increased when compared with the same period in 2021. We believe this increase in volume resulted from higher interest rate volatility as a result of a change in market expectations regarding the Federal Reserve's interest rate policy, following indication that it is planning multiple rate increases in 2022 as well as its decision to taper bond purchases. The increase in Secured Overnight Financing Rate contract (SOFR) volume is due to more market participants transitioning to the new reference rate.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

	Quarter Ended March 31,
(amounts in thousands)	2022	2021	Change
E-mini S&P 500 futures and options (1)	4,477	3,490	28%
E-mini Nasdaq 100 futures and options (1)	2,381	1,725	38
E-mini Russell 2000 futures and options (1)	452	416	9
 _______________
(1) E-mini S&P 500 and Nasdaq 100 futures and options now include respective weekly Micro E-mini options that were previously separated under a unique product category. Prior period amounts have been revised to conform to the current period presentation.
In the first quarter of 2022, equity index contract volume increased when compared with the same period in 2021. Volatility within the broad-based indexes increased as a result of the rising tensions and geopolitical uncertainty with Russia and Ukraine as well as the Federal Reserve's proposed interest rate policy changes for 2022. In addition, a market repricing of certain technology-based stocks contributed to the increase in the E-mini Nasdaq 100 contract volume. We believe these factors led to the overall increase in equity contract volume.

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended March 31,
(amounts in thousands)	2022	2021	Change
Euro	249	229	8%
Japanese Yen	134	112	20
British Pound	118	100	18
Australian dollar	102	120	(15)
Overall foreign exchange contract volume increased in the first quarter of 2022 when compared with the same period in 2021. Market volatility increased in early 2022 following low foreign exchange volatility in 2021 as a result of the rising tension and geopolitical uncertainty with Russia and Ukraine as well as the Federal Reserve's proposed policy changes for 2022. We believe these factors led to the overall increase in foreign exchange contract volume.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended March 31,
(amounts in thousands)	2022	2021	Change
Corn	487	511	(5)%
Soybean	323	328	(1)
Wheat	224	197	14
Overall commodity contract volume was flat in the first quarter of 2022 when compared with the same period in 2021. Corn and soybean contract volumes decreased due to lower volatility as a result of stable prices and demand. However, wheat volume increased due to higher volatility due to uncertainty around wheat exports out of the Ukrainian region following the rising tension and geopolitical uncertainty within that region.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2022	2021	Change
WTI crude oil	1,438	1,265	14%
Natural gas	542	569	(5)
Refined products	408	382	7
Overall energy contract volume increased in the first quarter of 2022 when compared with the same period in 2021, largely due to an increase in volatility within the crude oil market. We believe the crude oil market exhibited higher volatility as a result of rising crude oil prices due to rising tensions and geopolitical uncertainty with Russia and Ukraine. This was partially offset by a decrease in natural gas volume due to lower volatility as a result of stabilized prices and market equilibrium. We believe these factors led to the overall increase in energy contract volume.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2022	2021	Change
Gold	390	404	(3)%
Copper	89	120	(25)
Silver	86	128	(33)
In the first quarter of 2022, metal contract volume decreased when compared with the same period in 2021. We believe the decrease is attributed to lower overall market volatility within the gold and silver markets. Volatility was higher in 2021, as investors were using gold and other precious metals as safe-haven investments following the COVID-19 pandemic.

Average Rate per Contract
The average rate per contract decreased in the first quarter of 2022 when compared with the same period in 2021. The decrease in the average rate per contract was primarily due to a change in product mix. Interest rate and equity index contract volume increased by 3 percentage points as a percent of total volume, while all other products collectively decreased by 3 percentage points. In general, interest rate and equity index products have a lower rate per contract compared with the remaining contracts. In addition, the average rate per contract decreased due to higher volume-based incentives and discounts on our contracts.
Cash Markets Business
Total clearing and transaction fees revenues in the first quarter of 2022 included $86.7 million of transaction fees attributable to the cash markets business, compared with $115.1 million in the first quarter of 2021. This revenue primarily includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume. In September 2021, we contributed the net assets of our optimization business to OSTTRA, our new joint venture with IHS Markit, which contributed to a $24.3 million decrease in transaction fees in the first quarter of 2022 when compared with the same period in 2021.

	Quarter Ended March 31,
(amounts in millions)	2022	2021	Change
BrokerTec fixed income transaction fees	$44.4	$45.5	(2)%
EBS foreign exchange transaction fees	42.3	45.3	(7)%
Optimization transaction fees	—	24.3	n.m.
The related average daily notional value for the first quarter of 2022 were as follows:

	Quarter Ended March 31,
(amounts in billions)	2022	2021	Change
European Repo (in euros)	$320.8	$287.3	12%
U.S. Treasury	147.4	136.0	8
Spot FX	68.1	72.7	(6)
Overall average daily notional value for the cash markets business increased in the first quarter of 2022 compared with the same period in 2021. The increase in European Repo and U.S. Treasury transactions was largely due to increased volatility as a result of rising tensions and geopolitical conflicts in Russia and Ukraine as well as the Federal Reserve's indication of multiple rate increases in 2022. We believe these factors led to the overall increase in cash market average daily notional value. Despite the increase in average daily notional value, transaction revenue decreased slightly due to the tiered pricing structure and incentive rate programs.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented approximately 11% of our clearing and transaction fees in the first quarter of 2022. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
During the first quarter of 2022, overall market data and information services revenues increased when compared with the same period in 2021, largely due to a price increase for certain products and an increase in certain device counts.
The two largest resellers of our market data represented approximately 33% of our market data and information services revenue in the first quarter of 2022. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the first quarter of 2022, the decrease in other revenue when compared with the same period in 2021 was largely attributable to the deconsolidation of the optimization business in September 2021 as part of the contribution of the business's net assets to OSTTRA, our joint venture with IHS Markit. In the first quarter of 2021, the optimization business generated $42.5 million of other revenue. The decrease is also due to a decline in custody fees on non-cash collateral.

Expenses

	Quarter Ended March 31,
(dollars in millions)	2022	2021	Change
Compensation and benefits	$185.2	$225.0	(18)%
Technology	45.9	48.2	(5)
Professional fees and outside services	31.8	37.4	(15)
Amortization of purchased intangibles	58.4	60.6	(4)
Depreciation and amortization	33.5	37.6	(11)
Licensing and other fee agreements	80.9	64.7	25
Other	51.8	54.7	(5)
Total Expenses	$487.5	$528.2	(8)
Operating expenses decreased by $40.7 million in the first quarter of 2022 when compared with the same period in 2021. The following table shows the estimated impacts of key factors resulting in the change in operating expenses:

	Quarter Ended, March 31, 2022
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Salaries, benefits and employer taxes	$(25.0)	(5)%
Employee separation and retention costs	(9.5)	(2)
Non-qualified deferred compensation	(8.3)	(2)
Foreign currency exchange rate fluctuation	(6.7)	(1)
Professional fees and outside services	(5.6)	(1)
Bonus	4.6	1
Licensing and other fee agreements	16.2	3
Other expenses, net	(6.4)	(1)
Total decrease	$(40.7)	(8)%
Decreases in operating expenses in the first quarter of 2022 when compared with the same period in 2021 were as follows:
•Salaries, benefits and employer taxes were lower during the first quarter of 2022 when compared to the same period in 2021 due to a net decrease in headcount since March 31, 2022, including the contribution of employees from CME Group's optimization businesses to the new joint venture with IHS Markit in September 2021.
•Employee separation and retention costs were lower during the first quarter of 2022 due to a lower reduction in workforce compared to the same period in 2021.
•A decrease in our non-qualified deferred compensation liability during the first quarter of 2022, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to a decrease in compensation and benefits expense.
•In the first quarter of 2022, we recognized a net gain of $4.3 million, compared with a net loss of $2.4 million in the same period in 2021, due to currency exchange rate fluctuations. Gains and losses from exchange rate fluctuations are recognized in the consolidated statements of net income when subsidiaries with a U.S. dollar functional currency hold certain monetary assets and liabilities denominated in foreign currencies.
•Professional fees and outside services expenses decreased due to a greater reliance on consultants for platform integrations, information security and systems enhancements in the first quarter of 2021 as well as a reduction in legal fees related to our business activities and product offerings. The decrease in professional fees was partially offset by an increase in Google-related consulting fees that occurred as a result of CME Group's partnership with Google Cloud, which began in November 2021.

Increases in operating expenses in the first quarter of 2022 when compared with the same period in 2021 were as follows:
•Bonus expense increased in the first quarter of 2022 largely due to performance relative to our 2022 cash earnings target when compared with our first quarter of 2021 performance relative to our 2021 cash earnings target.
•An increase in licensing and other fee agreements expense was due to higher volumes for certain equity products in the first quarter of 2022 compared to the same period in 2021.
Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2022	2021	Change
Investment income	$73.1	$30.9	136%
Interest and other borrowing costs	(42.5)	(41.5)	2
Equity in net earnings of unconsolidated subsidiaries	73.3	56.2	30
Other non-operating income (expense)	(46.7)	(18.4)	155
Total Non-Operating	$57.2	$27.2	110
Investment income. In the first quarter of 2022 when compared with the same period in 2021, there was an increase in earnings from cash performance bond and guaranty fund contributions that are reinvested due to higher reinvestment balances as well as higher rates of interest earned in the cash account at the Federal Reserve Bank of Chicago following an interest rate hike in early 2022.
Equity in net earnings (losses) of unconsolidated subsidiaries. In the first quarter of 2022, we recognized our share of net earnings on our investment in OSTTRA, our new joint venture with IHS Markit that was formed in September 2021. Higher income generated from our S&P/Dow Jones Indices LLC (S&P/DJI) business venture also contributed to an increase in equity in net earnings of unconsolidated subsidiaries in the first quarter of 2022 when compared with the same period in 2021.
Other income (expense). In the first quarter of 2022 when compared with the same period in 2021, we recognized higher expense related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms caused by higher interest income earned on our reinvestment during the period due to a higher Federal Funds rate in early 2022.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2022	2021
Quarter ended March 31	22.4%	23.6%
The overall effective tax rate decreased in the first quarter of 2022 when compared with the same period in 2021. The effective tax rate was lower in the first quarter of 2022 due to a benefit recognized for the settlement of various tax audits.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first quarter of 2022 when compared with the same period in 2021 largely due to an increase in trading volume and revenue. Net cash used in investing activities was lower during the first quarter of 2022 when compared with the same period in 2021 largely due to payments made in early 2021 to purchase non-controlling interests as well as a decrease in purchases of property in the first quarter of 2022. Cash provided by financing activities was lower during the first quarter of 2022 when compared with the same period in 2021 due to a smaller increase in cash performance bonds and guaranty fund contributions.

Debt Instruments. The following table summarizes our debt outstanding at March 31, 2022:

(in millions)	Par Value
Fixed rate notes due May 2023, stated rate of 4.30%	€15.0
Fixed rate notes due March 2025, stated rate of 3.00% (1)	$750.0
Fixed rate notes due June 2028, stated rate of 3.75%	$500.0
Fixed rate notes due March 2032, stated rate of 2.65%	$750.0
Fixed rate notes due September 2043, stated rate of 5.30% (2)	$750.0
Fixed rate notes due June 2048, stated rate of 4.15%	$700.0
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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to CME Clearing, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At March 31, 2022, guaranty fund contributions available to collateralize the facility totaled $8.6 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At March 31, 2022, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At March 31, 2022, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At March 31, 2022, the letters of credit totaled $330.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.

The following table summarizes our credit ratings at March 31, 2022:

	Short-Term	Long-Term
Rating Agency	Debt Rating	Debt Rating	Outlook
Standard & Poor’s Global Ratings	A1+	AA-	Stable
Moody’s Investors Service, Inc.	P1	Aa3	Stable
Given our cash flow generation, our ability to pay down debt levels and our ability to refinance existing debt facilities if necessary, we expect to maintain an investment grade rating. If our ratings are downgraded below investment grade within certain specified time periods due to a change of control, we are required to make an offer to repurchase our fixed rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. No report of any rating agency is incorporated by reference herein.
Liquidity and Cash Management. Cash and cash equivalents totaled $2.0 billion and $2.8 billion at March 31, 2022 and December 31, 2021, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
On May 4, 2022, the board of directors declared a regular quarterly dividend of $1.00 per share for all outstanding common and preferred shares. The dividend will be payable on June 27, 2022 to shareholders of record on June 10, 2022. Assuming no changes in the number of shares outstanding, the second quarter dividend payment will total approximately $363.0 million.
Regulatory Requirements. CME is regulated by the CFTC as a Derivatives Clearing Organization (DCO). DCOs are required to maintain capital, as defined by the CFTC, in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. CME was designated by the Financial Stability Oversight Council as a systemically important financial market utility under Title VIII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, CME must comply with CFTC regulations applicable to a systemically important DCO for financial resources and liquidity resources. CME is in compliance with all DCO financial requirements.
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
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2021. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, for additional information.

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

(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The disclosure under “Legal and Regulatory Matters” in Note 7. Contingencies in the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this report is incorporated herein by reference. Such disclosure includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

ITEM 1A.	RISK FACTORS
There have been no material changes in the company's risk factors from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31	449	$225.80	—	$—
February 1 to February 28	—	—	—	—
March 1 to March 31	17,856	232.09	—	—
Total	18,305	$231.94	—
(1)Shares purchased consist of an aggregate of 18,305 shares of Class A common stock surrendered in the first quarter of 2022 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

4.2
Tenth Supplemental Indenture (including the form of 2.650% Notes due 2032), dated as of March 8, 2022, between CME Group Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.’s Current Report on Form 8-K filed with the SEC on March 8, 2022).

10.1 (1)
Retirement Agreement, effective as of April 12, 2022, between Chicago Mercantile Exchange Inc. and Kevin Kometer. (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K filed with the SEC on April 14, 2022).

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

CME Group Inc. (Registrant)

Dated: May 4, 2022	By:	/s/ John W. Pietrowicz
John W. Pietrowicz Chief Financial Officer & Senior Managing Director Finance Principal Financial Offer and Duly Authorized Officer