Form 10-Q
period 2022-06-30
CME GROUP INC.
filed 2022-08-03
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 13, 2022 was as follows: 359,433,297 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
•our ability to manage the risks, control the costs and achieve the synergies associated with our strategy for acquisitions, investments and alliances, including those associated with our investment in S&P/Dow Jones Indices LLC (S&P/DJI), our OSTTRA joint venture with IHS Markit (now part of S&P Global) and our partnership with Google Cloud;
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

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,879.5	$2,834.9
Marketable securities	95.1	115.0
Accounts receivable, net of allowance of $5.8 and $5.6	582.3	434.5
Other current assets (includes $4.7 and $4.8 in restricted cash)	463.7	427.8
Performance bonds and guaranty fund contributions	138,430.4	157,949.6
Total current assets	141,451.0	161,761.8
Property, net of accumulated depreciation and amortization of $1,097.3 and $1,039.4	481.6	505.3
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	3,382.1	3,532.0
Goodwill	10,484.1	10,528.0
Other assets (includes $0.4 and $0.5 in restricted cash)	3,697.2	3,277.9
Total Assets	$176,671.3	$196,780.3

Liabilities and Equity
Current Liabilities:
Accounts payable	$80.9	$48.8
Short-term debt	—	749.4
Other current liabilities	488.8	1,650.6
Performance bonds and guaranty fund contributions	138,430.4	157,949.6
Total current liabilities	139,000.1	160,398.4
Long-term debt	3,436.7	2,695.7
Deferred income tax liabilities, net	5,363.0	5,390.4
Other liabilities	869.8	896.5
Total Liabilities	148,669.6	169,381.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of June 30, 2022 and December 31, 2021; 4,584 issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2022 and December 31, 2021; 358,677 and 358,599 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	22,232.3	22,190.3
Retained earnings	5,797.5	5,151.9
Accumulated other comprehensive income (loss)	(31.7)	53.5
Total CME Group Shareholders’ Equity	28,001.7	27,399.3
Total Liabilities and Equity	$176,671.3	$196,780.3
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Clearing and transaction fees	$1,024.6	$929.9	$2,162.7	$1,936.9
Market data and information services	151.7	145.2	303.4	289.4
Other	60.9	104.1	117.7	206.2
Total Revenues	1,237.2	1,179.2	2,583.8	2,432.5
Expenses
Compensation and benefits	185.3	211.7	370.5	436.7
Technology	45.9	49.3	91.8	97.5
Professional fees and outside services	32.0	36.8	63.8	74.2
Amortization of purchased intangibles	57.1	59.4	115.5	120.0
Depreciation and amortization	33.0	37.1	66.5	74.7
Licensing and other fee agreements	83.1	54.2	164.0	118.9
Other	51.1	56.0	102.9	110.7
Total Expenses	487.5	504.5	975.0	1,032.7
Operating Income	749.7	674.7	1,608.8	1,399.8

Non-Operating Income (Expense)
Investment income	286.9	62.4	360.0	93.3
Interest and other borrowing costs	(39.9)	(41.7)	(82.4)	(83.2)
Equity in net earnings of unconsolidated subsidiaries	87.3	55.7	160.6	111.9
Other non-operating income (expense)	(217.3)	(25.0)	(264.0)	(43.4)
Total Non-Operating Income (Expense)	117.0	51.4	174.2	78.6
Income before Income Taxes	866.7	726.1	1,783.0	1,478.4
Income tax provision	204.2	215.5	409.5	393.0
Net Income	662.5	510.6	1,373.5	1,085.4
Less: net (income) loss attributable to non-controlling interests	—	(0.3)	—	(0.7)
Net Income Attributable to CME Group	662.5	510.3	1,373.5	1,084.7
Net Income Attributable to Common Shareholders of CME Group	$654.1	$510.3	$1,356.1	$1,084.7

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$1.82	$1.42	$3.78	$3.03
Diluted	1.82	1.42	3.78	3.02
Weighted Average Number of Common Shares:
Basic	358,641	358,261	358,625	358,204
Diluted	359,205	358,888	359,179	358,853
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$662.5	$510.6	$1,373.5	$1,085.4
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(1.0)	0.4	(2.3)	(0.7)
Income tax benefit (expense)	0.3	(0.1)	0.6	0.2
Investment securities, net	(0.7)	0.3	(1.7)	(0.5)
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	(3.7)	—
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.3	1.1	0.6	2.2
Income tax benefit (expense)	(0.1)	(0.3)	0.8	(0.6)
Defined benefit plans, net	0.2	0.8	(2.3)	1.6
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(0.9)	(0.3)	(0.1)	(0.6)
Income tax benefit (expense)	0.2	0.1	—	0.2
Derivative investments, net	(0.7)	(0.2)	(0.1)	(0.4)
Foreign currency translation:
Foreign currency translation adjustments	(58.5)	21.6	(81.1)	(29.6)
Foreign currency translation, net	(58.5)	21.6	(81.1)	(29.6)
Other comprehensive income (loss), net of tax	(59.7)	22.5	(85.2)	(28.9)
Comprehensive income	602.8	533.1	1,288.3	1,056.5
Less: comprehensive (income) loss attributable to non-controlling interests	—	(0.3)	—	(0.7)
Comprehensive income attributable to CME Group	$602.8	$532.8	$1,288.3	$1,055.8
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Six Months Ended, June 30, 2022
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at December 31, 2021	4,584	358,599	3	$22,193.9	$5,151.9	$53.5	$27,399.3
Net income					1,373.5		1,373.5
Other comprehensive income (loss)						(85.2)	(85.2)
Dividends on common and preferred stock of $2.00 per share					(727.9)		(727.9)
Exercise of stock options		1		0.1			0.1
Vesting of issued restricted Class A common stock		39		(5.3)			(5.3)
Shares issued to Board of Directors		19		4.0			4.0
Shares issued under Employee Stock Purchase Plan		19		3.8			3.8
Stock-based compensation				39.4			39.4
Balance at June 30, 2022	4,584	358,677	3	$22,235.9	$5,797.5	$(31.7)	$28,001.7

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended, June 30, 2022
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at March 31, 2022	4,584	358,631	3	$22,209.9	$5,498.9	$28.0	$27,736.8
Net income					662.5		662.5
Other comprehensive income (loss)						(59.7)	(59.7)
Dividends on common and preferred stock of $1.00 per share					(363.9)		(363.9)
Exercise of stock options		1		0.1			0.1
Vesting of issued restricted Class A common stock		8		(1.0)			(1.0)
Shares issued to Board of Directors		18		3.7			3.7
Shares issued under Employee Stock Purchase Plan		19		3.8			3.8
Stock-based compensation				19.4			19.4
Balance at June 30, 2022	4,584	358,677	3	$22,235.9	$5,797.5	$(31.7)	$28,001.7

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$1,373.5	$1,085.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	39.4	41.0
Amortization of purchased intangibles	115.5	120.0
Depreciation and amortization	66.5	74.7
Net realized and unrealized (gains) losses on investments	(3.0)	(20.7)
Cash dividends in excess of earnings (undistributed net earnings) of unconsolidated subsidiaries	(3.9)	1.9
Deferred income taxes	(12.0)	19.2
Change in:
Accounts receivable	(148.0)	(132.5)
Other current assets	(19.0)	(22.3)
Other assets	52.1	31.1
Accounts payable	32.0	(21.0)
Income taxes payable	(52.2)	(83.7)
Other current liabilities	5.6	24.5
Other liabilities	(39.0)	(17.3)
Other	9.2	2.2
Net Cash Provided by Operating Activities	1,416.7	1,102.5

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	3.9	5.7
Purchases of available-for-sale marketable securities	(2.9)	(4.9)
Purchases of property, net	(41.3)	(68.2)
Investment in S&P/Dow Jones Indices LLC	(410.0)	—
Investments in privately-held equity investments	(1.1)	(1.5)
Purchase of non-controlling interest	—	(12.5)
Proceeds from sales of investments	10.9	13.4
Net Cash Used in Investing Activities	(440.5)	(68.0)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	741.0	—
Repayment of debt, including call premium	(756.2)	—
Cash dividends	(1,906.8)	(1,540.0)
Change in performance bond and guaranty fund contributions	(19,519.2)	54,518.0
Employee taxes paid on restricted stock vesting	(5.3)	(13.5)
Other	(4.6)	(0.8)
Net Cash (Used in) Provided by Financing Activities	(21,451.1)	52,963.7

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(20,474.9)	$53,998.2
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	160,789.9	88,420.3
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$140,315.0	$142,418.5

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$1,879.5	$1,081.0
Cash classified as assets held for sale	—	30.0
Short-term restricted cash	4.7	4.8
Long-term restricted cash	0.4	2.9
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	138,430.4	141,299.8
Total	$140,315.0	$142,418.5

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$479.4	$433.7
Interest paid	67.3	67.1
Non-cash investing activities:
Accrued proceeds from sale of investments	—	0.7

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
In January 2021, the company announced that it agreed with IHS Markit (now a part of S&P Global) to combine their post-trade services into a new joint venture, OSTTRA. The joint venture was launched in September 2021. OSTTRA performs trade processing and risk mitigation services.
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at June 30, 2022 and December 31, 2021 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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
The following table presents the effects of the changes on the presentation of these cash flows to the previously reported consolidated statements of cash flows of June 30, 2021:

	2021
(in millions)	As Previously Reported	Adjustments	Revised
Net cash provided by (used in) financing activities	$(1,554.3)	54,518.0	$52,963.7
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(519.8)	54,518.0	53,998.2
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
2. Accounting Policies
Newly Adopted Accounting Policies. The company adopted the following accounting policies during 2022:
In August 2020, FASB issued an accounting update that simplifies the accounting for convertible instruments and amends certain guidance on the computation of EPS for convertible instruments. This guidance reduces the number of accounting models used for the allocation of proceeds attributable to the issuance of a convertible instrument, thereby eliminating the beneficial conversion feature model. It is also noted that this guidance revises and eliminates certain criteria for achieving equity classification on the balance sheet. This accounting update requires entities to provide expanded disclosures about the terms and features of convertible instruments, including information about events, conditions and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The company adopted this guidance on January 1, 2022. Adoption of this guidance did not have an impact on the consolidated financial statements.

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

The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters and six months ended June 30, 2022 and 2021:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Interest rates	$324.6	$265.5	$699.5	$565.2
Equity indexes	255.9	172.3	515.0	370.8
Foreign exchange	45.2	39.0	90.0	79.5
Agricultural commodities	114.3	138.0	240.3	258.5
Energy	140.2	141.0	315.4	299.1
Metals	45.2	51.5	99.6	109.8
BrokerTec fixed income	42.1	42.8	86.4	88.3
EBS foreign exchange	39.8	41.4	82.2	86.7
Optimization	—	21.5	—	45.9
Interest rate swap	17.3	16.9	34.3	33.1
Total clearing and transaction fees	1,024.6	929.9	2,162.7	1,936.9
Market data and information services	151.7	145.2	303.4	289.4
Other	60.9	104.1	117.7	206.2
Total revenues	$1,237.2	$1,179.2	$2,583.8	$2,432.5

Timing of Revenue Recognition
Services transferred at a point in time	$965.8	$870.1	$2,043.1	$1,815.4
Services transferred over time	266.6	303.7	531.3	609.8
One-time charges and miscellaneous revenues	4.8	5.4	9.4	7.3
Total revenues	$1,237.2	$1,179.2	$2,583.8	$2,432.5
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the six months ended June 30, 2022 were not materially impacted by any other factors. The balance of contract liabilities was $35.6 million and $15.2 million as of June 30, 2022 and December 31, 2021, respectively.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At June 30, 2022, CME maintained $128.6 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
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
During the first six months of 2022, the clearing house transferred an average of approximately $6.2 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company's settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at June 30, 2022 and December 31, 2021. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.
5. Intangible Assets and Goodwill
Intangible assets consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Deconsolidation(2)	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,685.3	$(1,804.3)	$2,881.0	$5,818.2	$(1,847.7)	(950.0)	$3,020.5
Technology-related intellectual property	62.5	(52.1)	10.4	175.3	(76.3)	(84.6)	14.4
Other	69.8	(29.1)	40.7	105.7	(35.5)	(23.1)	47.1
Total amortizable intangible assets	$4,817.6	$(1,885.5)	$2,932.1	$6,099.2	$(1,959.5)	$(1,057.7)	3,082.0

Indefinite-Lived Intangible Assets:
Trade names			450.0				450.0
Total intangible assets – other, net			$3,382.1				$3,532.0
Trading products (1)			$17,175.3				$17,175.3
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
Total amortization expense for intangible assets was $57.1 million and $59.4 million for the quarters ended June 30, 2022 and 2021, respectively. Total amortization expense for intangible assets was $115.5 million and $120.0 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2022	$114.4
2023	227.6
2024	221.1
2025	221.1
2026	221.1
2027	219.9
Thereafter	1,706.9

Goodwill activity consisted of the following for the periods ended June 30, 2022 and December 31, 2021:

(in millions)	Balance at December 31, 2021	Deconsolidation (1)	Other Activity (2)	Balance at June 30, 2022
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	2,959.0	—	(43.9)	2,915.1
Other	40.4	—	—	40.4
Total Goodwill	$10,528.0	$—	$(43.9)	$10,484.1
(in millions)	Balance at December 31, 2020	Deconsolidation (1)	Other Activity (2)	Balance at December 31, 2021
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	3,229.8	(246.2)	(24.6)	2,959.0
Other	40.4	—	—	40.4
Total Goodwill	$10,798.8	$(246.2)	$(24.6)	$10,528.0
__________
(1) The activity from deconsolidation includes goodwill as part of the contribution of the net assets of the optimization business to OSTTRA.
(2) Other activity includes currency translation adjustments.
6. Long-Term Investments
In June 2022, the company invested $410.0 million in S&P/Dow Jones Indices LLC (S&P/DJI), which S&P/DJI used as part of the consideration for its acquisition of the IHS Markit index business. Following the additional contribution, the company's ownership interest remained at 27%. At June 30, 2022, the company's investment in S&P/DJI was $1.4 billion.
7. Debt
Short-term debt consisted of the following at June 30, 2022 and December 31, 2021:

(in millions)	June 30, 2022	December 31, 2021
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	—	749.4
Total short-term debt	$—	$749.4
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.
Long-term debt consisted of the following at June 30, 2022 and December 31, 2021:

(in millions)	June 30, 2022	December 31, 2021
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	15.6	16.8
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	748.1	747.7
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	497.4	497.2
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	741.3	—
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (2)	743.5	743.4
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	690.8	690.6
Total long-term debt	$3,436.7	$2,695.7
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

Long-term debt maturities, at par value (in U.S. dollar equivalent), were as follows at June 30, 2022:

(in millions)	Par Value
2023	$15.7
2024	—
2025	750.0
2026	—
2027	—
Thereafter	2,700.0
8. Contingencies
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
No accrual was required for legal and regulatory matters as none were probable and estimable as of June 30, 2022 and December 31, 2021.
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

The components of lease costs were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Operating lease expense:
Operating lease cost	$14.1	$16.3	$28.8	$33.1
Short-term lease cost	0.1	0.2	0.2	0.4
Total operating lease expense included in other expense	$14.2	$16.5	$29.0	$33.5

Finance lease expense:
Interest expense	$0.7	$0.8	$1.4	$1.6
Depreciation expense	2.1	2.1	4.3	4.3
Total finance lease expense	$2.8	$2.9	$5.7	$5.9

Sublease revenue included in other revenue	$2.8	$2.4	$5.5	$4.9
Supplemental cash flow information related to leases was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Cash outflows for operating leases	$16.3	$14.8	$33.2	$30.1
Cash outflows for finance leases	4.2	4.3	8.5	8.5
Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$329.9	$345.3

Operating lease liabilities:
Other current liabilities	$48.5	$47.3
Other liabilities	408.9	449.4
Total operating lease liabilities	$457.4	$496.7

Weighted average remaining lease term (in months)	127	132
Weighted average discount rate	3.8%	3.9%

Finance leases

(in millions)	June 30, 2022	December 31, 2021
Finance lease right-of-use assets	$75.8	$80.2

Finance lease liabilities:
Other current liabilities	$8.1	$7.9
Other liabilities	71.9	75.9
Total finance lease liabilities	$80.0	$83.8

Weighted average remaining lease term (in months)	105	111
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of June 30, 2022 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2022	$32.5
2023	65.7
2024	60.0
2025	57.1
2026	52.8
2027	50.5
Thereafter	243.9
Total lease payments	562.5
Less: imputed interest	(105.1)
Present value of lease liability	$457.4

(in millions)	Finance Leases
Remainder of 2022	$8.6
2023	17.2
2024	17.4
2025	17.5
2026	17.6
2027	17.8
Thereafter	58.9
Total lease payments	155.0
Less: imputed interest	(75.0)
Present value of lease liability	$80.0
10. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2023. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2023 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At June 30, 2022, CME was contingently liable to SGX on letters of credit totaling $330.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company's guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at June 30, 2022 and December 31, 2021.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the Fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at June 30, 2022 and December 31, 2021.
11. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2021	$1.1	$(34.8)	$66.1	$21.1	$53.5
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(2.3)	(3.7)		(81.1)	(87.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	(0.1)	—	0.5
Income tax benefit (expense)	0.6	0.8	—	—	1.4
Net current period other comprehensive income (loss)	(1.7)	(2.3)	(0.1)	(81.1)	(85.2)
Balance at June 30, 2022	$(0.6)	$(37.1)	$66.0	$(60.0)	$(31.7)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2020	$1.6	$(57.1)	$67.0	$123.4	$134.9
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.7)	—	—	(29.6)	(30.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.2	(0.6)	—	1.6
Income tax benefit (expense)	0.2	(0.6)	0.2	—	(0.2)
Net current period other comprehensive income (loss)	(0.5)	1.6	(0.4)	(29.6)	(28.9)
Balance at June 30, 2021	$1.1	$(55.5)	$66.6	$93.8	$106.0
12. Fair Value Measurements
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
Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of June 30, 2022 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	June 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$12.7	$—	$—	$12.7
Mutual funds	82.2	—	—	82.2
Equity securities	0.2	—	—	0.2
Total Marketable Securities	95.1	—	—	95.1
Total Assets at Fair Value	$95.1	$—	$—	$95.1
Non-Recurring Fair Value Measurements. The company also recognized net unrealized loss on investments of $9.9 million on equity investments without readily determinable fair value. The fair value of these investments were estimated to be $27.1 million at June 30, 2022. The assessment was based on quantitative and qualitative indicators of fair value. The fair value measurement of the investment is considered level 3 and non-recurring.
Fair Values of Long-Term Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At June 30, 2022, the fair values (in U.S. dollar equivalent) were as follows:

(in millions)	Fair Value	Level
€15.0 million fixed rate notes due May 2023	16.1	Level 2
$750.0 million fixed rate notes due March 2025	742.9	Level 2
$500.0 million fixed rate notes due June 2028	488.1	Level 2
$750.0 million fixed rate notes due March 2032	658.5	Level 2
$750.0 million fixed rate notes due September 2043	812.8	Level 2
$700.0 million fixed rate notes due June 2048	661.4	Level 2

13. Earnings Per Share
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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock awards	128	1	130	117
Total	128	1	130	117
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income Attributable to CME Group (in millions)	$662.5	$510.3	$1,373.5	$1,084.7
Less: preferred stock dividends	(4.6)	—	(9.2)	—
Less: undistributed earnings allocated to preferred stock	(3.8)	—	(8.2)	—
Net Income Attributable to Common Shareholders of CME Group	$654.1	$510.3	$1,356.1	$1,084.7

Weighted Average Number of Common Shares (in thousands):
Basic	358,641	358,261	358,625	358,204
Effect of stock options, restricted stock and performance shares	564	627	554	649
Diluted	359,205	358,888	359,179	358,853
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$1.82	$1.42	$3.78	$3.03
Diluted	1.82	1.42	3.78	3.02
14. Subsequent Events
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2022	2021	Change	2022	2021	Change
Total revenues	$1,237.2	$1,179.2	5%	$2,583.8	$2,432.5	6%
Total expenses	487.5	504.5	(3)	975.0	1,032.7	(6)
Operating margin	60.6%	57.2%		62.3%	57.5%
Non-operating income (expense)	$117.0	$51.4	128	$174.2	$78.6	122
Effective tax rate	23.6%	29.7%		23.0%	26.6%
Net income attributable to CME Group	$662.5	$510.3	30	$1,373.5	$1,084.7	27
Diluted earnings per common share attributable to CME Group	1.82	1.42	28	3.78	3.02	25
Cash flows from operating activities				1,416.7	1,102.5	28
Revenues

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	Change	2022	2021	Change
Clearing and transaction fees	$1,024.6	$929.9	10%	$2,162.7	$1,936.9	12%
Market data and information services	151.7	145.2	4	303.4	289.4	5
Other	60.9	104.1	(41)	117.7	206.2	(43)
Total Revenues	$1,237.2	$1,179.2	5	$2,583.8	$2,432.5	6
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

	Quarter Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Total contract volume (in millions)	1,429.4	1,161.6	23%	3,036.5	2,493.0	22%
Clearing and transaction fees (in millions)	$925.4	$807.3	15	$1,959.8	$1,682.9	16
Average rate per contract	$0.647	$0.695	(7)	$0.645	$0.675	(4)

We estimate the following net changes in clearing and transaction fees based on changes in total contract volume and changes in average rate per contract for futures and options during the second quarter and first six months of 2022 when compared with the same periods in 2021.

(in millions)	Quarter Ended	Six Months Ended
Increases due to changes in total contract volumes	$173.4	$350.7
Decreases due to changes in average rate per contract	(55.3)	(73.8)
Net increases in clearing and transaction fees	$118.1	$276.9
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

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
Average Daily Volume by Product Line:
Interest rates	10,630	8,581	24%	11,558	9,450	22%
Equity indexes	7,751	4,926	57	7,851	5,512	42
Foreign exchange	950	769	24	927	810	14
Agricultural commodities	1,308	1,631	(20)	1,391	1,552	(10)
Energy	1,932	1,963	(2)	2,223	2,160	3
Metals	484	568	(15)	538	621	(13)
Aggregate average daily volume	23,055	18,438	25	24,488	20,105	22
Average Daily Volume by Venue:
CME Globex	21,531	17,223	25	22,796	18,803	21
Open outcry	725	646	12	878	662	33
Privately negotiated	799	569	40	814	640	27
Aggregate average daily volume	23,055	18,438	25	24,488	20,105	22
Electronic Volume as a Percentage of Total Volume	93%	93%		93%	94%
Overall market volatility increased throughout the second quarter and first six months of 2022 following lower overall volatility in the same periods in 2021. In the first half of 2022, interest rate volatility was higher as result of a change in market expectations regarding the Federal Reserve's interest rate policy following higher than expected inflation levels. In June 2022, the Federal Open Market Committee raised the Federal Funds rate by three-quarters of a percentage point and has indicated that it intends to further raise interest rates in the near future. In addition, geopolitical uncertainty due to the conflict between Russia and Ukraine also continues to result in additional market volatility within the equity and foreign exchange markets. However, the geopolitical uncertainty between Russia and Ukraine also led to risk aversion and reduced trading by market participants within the agricultural commodity and energy markets due to global commodity trade uncertainty and low supplies of crude and refined products. We believe these factors led to the changes in contract volume during the second quarter and first six months of 2022, when compared with the same periods in 2021.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
Eurodollar futures and options:
Futures expiring within two years	1,142	1,165	(2)%	1,506	1,213	24%
Options	852	968	(12)	1,171	1,036	13
Futures expiring beyond two years	467	1,011	(54)	639	1,209	(47)
SOFR futures and options:
Futures expiring within two years	1,388	110	n.m.	1,216	106	n.m.
Futures expiring beyond two years	241	8	n.m.	198	9	n.m.
Options	223	—	n.m.	131	—	n.m.
U.S. Treasury futures and options:
10-Year (1)	2,466	2,431	1	2,661	2,682	(1)
5-Year (1)	1,586	1,182	34	1,664	1,328	25
2-Year (1)	750	426	76	730	464	57
Treasury Bond (1)	536	542	(1)	546	614	(11)
Federal Funds futures and options	300	91	n.m.	357	96	n.m.
 _______________
(1) U.S. Treasury futures and options now include respective weekly treasury options that were previously separated under a unique product category. Prior period amounts have been revised to conform to the current period presentation.
n.m. not meaningful
In the second quarter and first six months of 2022, overall interest rate contract volumes increased when compared with the same periods in 2021. We believe these increases were due to higher interest rate volatility as a result of a change in market expectations regarding the Federal Reserve's interest rate policy. This was due to higher than expected inflation levels, which led to the Federal Open Market Committee decision to increase the Federal Funds rate by three-quarters of a percentage point in June 2022. The increases in Secured Overnight Financing Rate contract (SOFR) volumes were due to more market participants transitioning to the new reference rate and incentive programs designed to encourage market participation in SOFR options trading.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
E-mini S&P 500 futures and options (1)	4,494	2,840	58%	4,486	3,160	42%
E-mini Nasdaq 100 futures and options (1)	2,324	1,391	67	2,352	1,555	51
E-mini Russell 2000 futures and options (1)	394	313	26	423	363	16
 _______________
(1) E-mini S&P 500 and Nasdaq 100 futures and options now include respective weekly Micro E-mini options that were previously separated under a unique product category. Prior period amounts have been revised to conform to the current period presentation.
In the second quarter and first six months of 2022, equity index contract volumes increased when compared with the same periods in 2021. Volatility within the broad-based indexes increased as a result of the rising tensions and geopolitical uncertainty with Russia and Ukraine as well as the Federal Reserve's increases to the Federal Funds rate due to higher than expected inflation levels in 2022. In addition, a market repricing of certain technology-based stocks contributed to the increases in the E-mini Nasdaq 100 contract volumes. We believe these factors led to the overall increases in equity contract volumes.

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
Euro	239	208	15%	244	218	12%
Japanese Yen	170	112	53	152	112	36
British Pound	120	99	21	119	99	20
Australian dollar	108	99	9	105	109	(4)
Overall foreign exchange contract volumes increased in the second quarter and first six months of 2022 when compared with the same periods in 2021. Market volatility increased in 2022 following low foreign exchange volatility in 2021 as a result of the rising tension and geopolitical uncertainty with Russia and Ukraine as well as changes in the Federal Reserve's interest rate policy due to higher than expected inflation in 2022. We believe these factors led to the overall increases in foreign exchange contract volumes.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
Corn	466	604	(23)%	476	558	(15)%
Soybean	266	322	(17)	295	325	(9)
Wheat	167	230	(27)	196	214	(8)
Overall commodity contract volumes decreased in the second quarter and the first six months of 2022 when compared with the same periods in 2021. These decreases were largely due to risk aversion by market participants following price increases and global trade uncertainty due to the conflict between Russia and Ukraine. We believe these factors led to the overall decrease in commodity contract volumes.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
WTI crude oil	975	1,069	(9)%	1,207	1,166	4%
Natural gas	554	467	19	548	517	6
Refined products	319	318	—	364	349	4
Overall energy contract volume decreased slightly in the second quarter of 2022 and increased slightly in the first six months of 2022 when compared with the same periods in 2021. Participant trading activity slowed in the second quarter of 2022 following a more active trading period in early 2022 largely due to very low levels of supply for crude and refined products throughout the world caused mainly by the ongoing geopolitical conflict with Russia and Ukraine. There were periods of higher trading and volatility in the first quarter of 2022 when the geopolitical conflict between Russia and Ukraine began. Natural gas volume increased largely due to higher demand as result of sanctions placed on Russia.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
Gold	288	327	(12)%	339	365	(7)%
Copper	89	119	(25)	89	119	(25)
Silver	82	100	(18)	84	114	(26)
In the second quarter and first six months of 2022, metal contract volumes decreased when compared with the same periods in 2021 due to lower overall market volatility within the gold and silver markets. Volatility was higher in 2021, as investors were using gold and other precious metals as safe-haven investments following the COVID-19 pandemic.

Average Rate per Contract
The average rate per contract decreased in the second quarter and first six months of 2022 when compared with the same periods in 2021. The decreases in the average rate per contract were primarily due to changes in product mix. In the second quarter of 2022, equity index contract volume increased by 7 percentage points as a percent of total volume, while all other products collectively decreased by 7 percentage points. In the first six months of 2022, equity index and interest rate contract volumes increased by 5 percentage points as a percent of total volume, while all other products collectively decreased by 5 percentage points. In general, equity index and interest rate products have a lower rate per contract compared with the remaining contracts. In addition, the average rate per contract decreased due to higher volume-based incentives and discounts on certain contracts.
Cash Markets Business
Total clearing and transaction fees revenues in the second quarter and the first six months of 2022 include $81.9 million and $168.6 million of transaction fees attributable to the cash markets business compared with $105.7 million and $220.9 million in the second quarter and first six months of 2021, respectively. This revenue primarily includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume. In September 2021, we contributed the net assets of our optimization business to OSTTRA, our new joint venture with IHS Markit (now a part of S&P Global).

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2022	2021	Change	2022	2021	Change
BrokerTec fixed income transaction fees	$42.1	$42.8	(2)%	$86.4	$88.3	(2)%
EBS foreign exchange transaction fees	39.8	41.4	(4)%	82.2	86.7	(5)%
Optimization transaction fees	—	21.5	n.m.	—	45.9	n.m.
The related average daily notional value for the second quarter and first six months of 2022 were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(amounts in billions)	2022	2021	Change	2022	2021	Change
European Repo (in euros)	$345.7	$300.9	15%	$333.2	$294.0	13%
U.S. Treasury	134.1	105.9	27	140.8	120.7	17
Spot FX	65.4	61.7	6	66.7	67.1	(1)
Overall average daily notional value for the cash markets business increased in the second quarter and the first six months of 2022 compared with the same periods in 2021. The increases in European Repo and U.S. Treasury transactions were largely due to increased volatility as a result of a change in market expectations regarding the Federal Reserve's interest rate policy, following higher than expected inflation levels in 2022. Despite the increase in average daily notional value, transaction revenue for BrokerTec and EBS decreased slightly due to the tiered pricing structure and incentive rate programs.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented approximately 10% of our clearing and transaction fees in the first six months of 2022. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
During the second quarter and first six months of 2022, overall market data and information services revenues increased when compared with the same periods in 2021, largely due to price increases for certain products and increases in certain device counts.
The two largest resellers of our market data represented approximately 33% of our market data and information services revenue in the first six months of 2022. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the second quarter and first six months of 2022, the decrease in other revenue when compared with the same periods in 2021 were largely attributable to the deconsolidation of the optimization business in September 2021 as part of the contribution of the business's net assets to OSTTRA, our joint venture with IHS Markit. In the second quarter and first six months of 2021, the optimization business generated $44.4 million and $86.9 million in other revenue.
Expenses

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	Change	2022	2021	Change
Compensation and benefits	$185.3	$211.7	(13)%	$370.5	$436.7	(15)%
Technology	45.9	49.3	(7)	91.8	97.5	(6)
Professional fees and outside services	32.0	36.8	(13)	63.8	74.2	(14)
Amortization of purchased intangibles	57.1	59.4	(4)	115.5	120.0	(4)
Depreciation and amortization	33.0	37.1	(11)	66.5	74.7	(11)
Licensing and other fee agreements	83.1	54.2	53	164.0	118.9	38
Other	51.1	56.0	(9)	102.9	110.7	(7)
Total Expenses	$487.5	$504.5	(3)	$975.0	$1,032.7	(6)
Operating expenses decreased by $17.0 million and $57.7 million in the second quarter and first six months of 2022 when compared with the same periods in 2021. The following table shows the estimated impacts of key factors resulting in the change in operating expenses:

	Quarter Ended, June 30, 2022		Six Months Ended, March 31, 2022
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Salaries, benefits and employer taxes	$(19.1)	(4)%	$(44.1)	(4)%
Non-qualified deferred compensation	(17.4)	(3)	(25.7)	(2)
Foreign currency exchange rate fluctuation	(9.9)	(1)	(16.5)	(2)
Professional fees and outside services	(4.7)	(2)	(10.4)	(1)
Employee separation and retention costs	(0.9)	—	(11.2)	(1)
Licensing and other fee agreements	28.9	6	45.1	4
Bonus	9.8	2	15.2	1
Other expenses, net	(3.7)	(1)	(10.1)	(1)
Total decrease	$(17.0)	(3)%	$(57.7)	(6)%
Decreases in operating expenses in the second quarter and first six months of 2022 when compared with the same periods in 2021 were as follows:
•Salaries, benefits and employer taxes were lower during the second quarter and first six months of 2022 when compared to the same periods in 2021 due to a net decrease in headcount through June 30, 2022, including the contribution of employees from CME Group's optimization businesses to the new OSTTRA joint venture with IHS Markit in September 2021.
•A decrease in our non-qualified deferred compensation liability during the second quarter and first six months of 2022, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to a decrease in compensation and benefits expense.
•In the second quarter and first six months of 2022, we recognized a net gain of $8.9 million and $13.1 million, compared with a net loss of $1.0 million and $3.4 million in the same periods in 2021, due to currency exchange rate fluctuations. Gains and losses from exchange rate fluctuations are recognized in the consolidated statements of income when subsidiaries with a U.S. dollar functional currency hold certain monetary assets and liabilities denominated in foreign currencies.
•Professional fees and outside services expenses decreased due to a greater reliance on consultants for platform integrations, information security and systems enhancements in the second quarter and first six months of 2021 as well as a reduction in legal fees related to our business activities and product offerings. The decrease in professional fees was partially offset by an increase in Google-related consulting fees that occurred as a result of CME Group's partnership with Google Cloud, which began in November 2021.
•Employee separation and retention costs were lower during the second quarter and first six months of 2022 due to a lower reduction in workforce compared to the same periods in 2021.
Increases in operating expenses in the second quarter and first six months of 2022 when compared with the same periods in 2021 were as follows:
•An increase in licensing and other fee agreements expense was due to higher volumes for certain equity products in the second quarter and first six months of 2022 compared to the same periods in 2021.
•Bonus expense increased in the second quarter and first six months of 2022 largely due to performance relative to our 2022 cash earnings target when compared with the same periods in 2021.
Non-Operating Income (Expense)

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	Change	2022	2021	Change
Investment income	$286.9	$62.4	n.m.	$360.0	$93.3	n.m.
Interest and other borrowing costs	(39.9)	(41.7)	(5)	(82.4)	(83.2)	(1)
Equity in net earnings of unconsolidated subsidiaries	87.3	55.7	56	160.6	111.9	43
Other non-operating income (expense)	(217.3)	(25.0)	n.m.	(264.0)	(43.4)	n.m.
Total Non-Operating	$117.0	$51.4	128	$174.2	$78.6	122
n.m. not meaningful
Investment income. In the second quarter and first six months of 2022 when compared with the same periods in 2021, there were increases in earnings from cash performance bond and guaranty fund contributions that are reinvested due to higher average reinvestment balances as well as higher rates of interest earned in the cash account at the Federal Reserve Bank of Chicago following interest rate hikes in the first half of 2022. These increases in income were partially offset by decreases in net realized and unrealized gains on investments and decreases in earnings on our deferred compensation plan, the impact of which does not affect net income because of an equal and offsetting change in compensation and benefits expense.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/Dow Jones Indices LLC (S&P/DJI) business venture contributed to an increase in equity in net earnings of unconsolidated subsidiaries in the second quarter and first six months of 2022 when compared with the same periods in 2021. We also recognized our share of net earnings on our investment in OSTTRA, our new joint venture with IHS Markit that was formed in September 2021.
Other income (expense). In the second quarter and first six months of 2022 when compared with the same periods in 2021, we recognized higher expenses related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms caused by higher interest income earned on our reinvestment during the period due to a higher Federal Funds rate in early 2022.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2022	2021
Quarter ended June 30	23.6%	29.7%
Six months ended June 30	23.0%	26.6%
The overall effective tax rate decreased in the second quarter and first six months of 2022 when compared with the same periods in 2021. In the second quarter of 2021, we recognized additional deferred tax expense related to the impact of the United Kingdom tax rate increase from 19% to 25%, which is effective April 1, 2023.
Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first six months of 2022 when compared with the same period in 2021 largely due to an increase in trading volume and revenue as well as an overall decrease in operating expenses. Net cash used in investing activities was higher during the first six months of 2022 when compared with the same period in 2021 largely due to the investment in S&P/DJI in the first six months of 2022. Cash used in financing activities was higher during the first six months of 2022 when compared with the same period in 2021 due to a decrease in cash performance bonds and guaranty fund contributions.
Debt Instruments. The following table summarizes our debt outstanding at June 30, 2022:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to CME Clearing, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At June 30, 2022, guaranty fund contributions available to collateralize the facility totaled $8.0 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At June 30, 2022, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At June 30, 2022, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At June 30, 2022, the letters of credit totaled $330.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.

The following table summarizes our credit ratings at June 30, 2022:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.9 billion and $2.8 billion at June 30, 2022 and December 31, 2021, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The disclosure under “Legal and Regulatory Matters” in Note 8. Contingencies in the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this report is incorporated herein by reference. Such disclosure includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

ITEM 1A.	RISK FACTORS
There have been no material changes in the company's risk factors from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30	284	$236.82	—	$—
May 1 to May 31	16	196.01	—	—
June 1 to June 30	4,728	202.67	—	—
Total	5,028		—
(1)Shares purchased consist of an aggregate of 5,028 shares of Class A common stock surrendered in the second quarter of 2022 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

10.1 (1)	CME Group Inc. Third Amended and Restated Omnibus Stock Plan, amended and restated as of May 4, 2022.

10.2 (1)	CME Group Inc. Director Stock Plan, amended and restated as of May 4, 2022 (incorporated by reference to Exhibit 99.1 to CME Group Inc.’s Form S-8, filed with the SEC on June 9, 2022).

10.3 (1)	CME Group Inc. Employee Stock Purchase Plan, amended and restated as of May 4, 2022 (incorporated by reference to Exhibit 99.2 to CME Group Inc.’s Form S-8, filed with the SEC on June 9, 2022).

10.4
Amendment No. 6 to Credit Agreement, dated as of April 27, 2022, among Chicago Mercantile Exchange Inc., Bank of America, N.A., in its capacity as administrative agent, Citibank, N.A., in its capacity as collateral agent and collateral monitoring agent, and the banks party thereto. The Amended Credit Agreement, as amended through Amendment No. 6, among Chicago Mercantile Exchange Inc., each of the banks party thereto, Bank of America, N.A., in its capacity as administrative agent, and Citibank, N.A., in its capacity as collateral agent and collateral monitoring agent, is attached as Annex A to Amendment No. 6 (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on April 28, 2022).

10.5‡	License Agreement, dated June 29, 2012, between Standard & Poor’s Financial Services LLC and Chicago Mercantile Exchange Inc.

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File included in the Inline XBRL Document Set for Exhibit 101.

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Management contract, compensatory plan or arrangement.
‡	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CME Group Inc. (Registrant)

Dated: August 3, 2022	By:	/s/ John W. Pietrowicz
John W. Pietrowicz Chief Financial Officer & Senior Managing Director Finance Principal Financial Offer and Duly Authorized Officer