Form 10-Q
period 2022-09-30
CME GROUP INC.
filed 2022-11-02
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 12, 2022 was as follows: 359,724,979 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,130.1	$2,834.9
Marketable securities	91.3	115.0
Accounts receivable, net of allowance of $7.3 and $5.6	580.2	434.5
Other current assets (includes $4.6 and $4.8 in restricted cash)	476.4	427.8
Performance bonds and guaranty fund contributions	139,974.9	157,949.6
Total current assets	143,252.9	161,761.8
Property, net of accumulated depreciation and amortization of $1,111.0 and $1,039.4	465.5	505.3
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	3,302.2	3,532.0
Goodwill	10,447.3	10,528.0
Other assets (includes $0.2 and $0.5 in restricted cash)	3,788.3	3,277.9
Total Assets	$178,431.5	$196,780.3

Liabilities and Equity
Current Liabilities:
Accounts payable	$95.0	$48.8
Short-term debt	14.5	749.4
Other current liabilities	488.3	1,650.6
Performance bonds and guaranty fund contributions	139,974.9	157,949.6
Total current liabilities	140,572.7	160,398.4
Long-term debt	3,421.8	2,695.7
Deferred income tax liabilities, net	5,351.5	5,390.4
Other liabilities	834.7	896.5
Total Liabilities	150,180.7	169,381.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of September 30, 2022 and December 31, 2021; 4,584 issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2022 and December 31, 2021; 358,877 and 358,599 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	22,235.3	22,190.3
Retained earnings	6,111.7	5,151.9
Accumulated other comprehensive income (loss)	(99.8)	53.5
Total CME Group Shareholders’ Equity	28,250.8	27,399.3
Total Liabilities and Equity	$178,431.5	$196,780.3
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Clearing and transaction fees	$998.6	$878.9	$3,161.3	$2,815.8
Market data and information services	154.3	145.4	457.7	434.8
Other	74.9	85.6	192.6	291.8
Total Revenues	1,227.8	1,109.9	3,811.6	3,542.4
Expenses
Compensation and benefits	189.6	198.6	560.1	635.3
Technology	46.8	49.3	138.6	146.8
Professional fees and outside services	35.1	45.2	98.9	119.4
Amortization of purchased intangibles	55.5	59.0	171.0	179.0
Depreciation and amortization	34.5	37.2	101.0	111.9
Licensing and other fee agreements	83.6	57.6	247.6	176.5
Other	43.9	49.3	146.8	160.0
Total Expenses	489.0	496.2	1,464.0	1,528.9
Operating Income	738.8	613.7	2,347.6	2,013.5

Non-Operating Income (Expense)
Investment income	686.2	145.8	1,046.2	239.1
Interest and other borrowing costs	(40.4)	(41.8)	(122.8)	(125.0)
Equity in net earnings of unconsolidated subsidiaries	76.5	66.4	237.1	178.3
Other non-operating income (expense)	(581.1)	311.8	(845.1)	268.4
Total Non-Operating Income (Expense)	141.2	482.2	315.4	560.8
Income before Income Taxes	880.0	1,095.9	2,663.0	2,574.3
Income tax provision	200.4	169.6	609.9	562.6
Net Income	679.6	926.3	2,053.1	2,011.7
Less: net (income) loss attributable to non-controlling interests	—	0.2	—	(0.5)
Net Income Attributable to CME Group	679.6	926.5	2,053.1	2,011.2
Net Income Attributable to Common Shareholders of CME Group	$671.1	$926.5	$2,027.2	$2,011.2

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$1.87	$2.59	$5.65	$5.61
Diluted	1.87	2.58	5.64	5.60
Weighted Average Number of Common Shares:
Basic	358,715	358,363	358,655	358,258
Diluted	359,288	358,988	359,206	358,894
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$679.6	$926.3	$2,053.1	$2,011.7
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(0.7)	(0.2)	(3.0)	(0.9)
Reclassification of net (gains) losses on sales included in investment income	—	0.2	—	0.2
Income tax benefit (expense)	0.1	—	0.7	0.2
Investment securities, net	(0.6)	—	(2.3)	(0.5)
Defined benefit plans:
Net change in defined benefit plans arising during the period	—	—	(3.7)	—
Amortization of net actuarial (gains) losses included in compensation and benefits expense	0.3	1.1	0.9	3.3
Income tax benefit (expense)	(0.1)	(0.2)	0.7	(0.8)
Defined benefit plans, net	0.2	0.9	(2.1)	2.5
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(0.9)	(0.3)	(1.0)	(0.9)
Income tax benefit (expense)	0.2	—	0.2	0.2
Derivative investments, net	(0.7)	(0.3)	(0.8)	(0.7)
Foreign currency translation:
Foreign currency translation adjustments	(67.0)	(29.0)	(148.1)	(58.6)
Reclassification of net currency (gains) losses from foreign entities to other non-operating (income) and expense	—	(40.3)	—	(40.3)
Foreign currency translation, net	(67.0)	(69.3)	(148.1)	(98.9)
Other comprehensive income (loss), net of tax	(68.1)	(68.7)	(153.3)	(97.6)
Comprehensive income	611.5	857.6	1,899.8	1,914.1
Less: comprehensive (income) loss attributable to non-controlling interests	—	0.2	—	(0.5)
Comprehensive income attributable to CME Group	$611.5	$857.8	$1,899.8	$1,913.6
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Nine Months Ended, September 30, 2022
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at December 31, 2021	4,584	358,599	3	$22,193.9	$5,151.9	$53.5	$27,399.3
Net income					2,053.1		2,053.1
Other comprehensive income (loss)						(153.3)	(153.3)
Dividends on common and preferred stock of $3.00 per share					(1,093.3)		(1,093.3)
Exercise of stock options		1		0.1			0.1
Vesting of issued restricted Class A common stock		239		(21.7)			(21.7)
Shares issued to Board of Directors		19		4.0			4.0
Shares issued under Employee Stock Purchase Plan		19		3.8			3.8
Stock-based compensation				58.8			58.8
Balance at September 30, 2022	4,584	358,877	3	$22,238.9	$6,111.7	$(99.8)	$28,250.8

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended, September 30, 2022
	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at June 30, 2022	4,584	358,677	3	$22,235.9	$5,797.5	$(31.7)	$28,001.7
Net income					679.6		679.6
Other comprehensive income (loss)						(68.1)	(68.1)
Dividends on common and preferred stock of $1.00 per share					(365.4)		(365.4)
Vesting of issued restricted Class A common stock		200		(16.4)			(16.4)
Stock-based compensation				19.4			19.4
Balance at September 30, 2022	4,584	358,877	3	$22,238.9	$6,111.7	$(99.8)	$28,250.8

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$2,053.1	$2,011.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	58.8	56.6
Amortization of purchased intangibles	171.0	179.0
Depreciation and amortization	101.0	111.9
Gain on deconsolidation of optimization business	—	(343.5)
Net realized and unrealized (gains) losses on investments	(4.1)	(112.0)
Deferred income taxes	(22.1)	13.8
Change in:
Accounts receivable	(147.4)	(81.8)
Other current assets	(29.5)	(41.0)
Other assets	76.7	41.6
Accounts payable	46.2	3.6
Income taxes payable	(167.8)	(88.3)
Other current liabilities	0.4	20.0
Other liabilities	(60.8)	(26.9)
Other	(1.0)	(10.6)
Net Cash Provided by Operating Activities	2,074.5	1,734.1

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	5.1	7.4
Purchases of available-for-sale marketable securities	(3.7)	(6.2)
Purchases of property, net	(65.3)	(99.9)
Net cash proceeds from OSTTRA joint venture transaction	—	43.7
Investment in S&P/Dow Jones Indices LLC	(410.0)	—
Investments in privately-held equity investments	(1.1)	(1.5)
Purchase of non-controlling interest	—	(52.0)
Proceeds from sales of investments	10.9	99.3
Net Cash Used in Investing Activities	(464.1)	(9.2)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	741.0	—
Repayment of debt, including call premium	(756.2)	—
Cash dividends	(2,270.0)	(1,862.5)
Change in performance bond and guaranty fund contributions	(17,974.7)	62,409.8
Employee taxes paid on restricted stock vesting	(21.7)	(31.2)
Other	(8.9)	(2.7)
Net Cash (Used in) Provided by Financing Activities	(20,290.5)	60,513.4

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(18,680.1)	$62,238.3
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	160,789.9	88,420.3
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$142,109.8	$150,658.6

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$2,130.1	$1,459.4
Short-term restricted cash	4.6	4.8
Long-term restricted cash	0.2	2.8
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	139,974.9	149,191.6
Total	$142,109.8	$150,658.6

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$804.0	$612.5
Interest paid	108.7	109.4

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at September 30, 2022 and December 31, 2021 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
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
The following table presents the effects of the changes on the presentation of these cash flows to the previously reported consolidated statements of cash flows of September 30, 2021:

	2021
(in millions)	As Previously Reported	Adjustments	Revised
Net cash provided by (used in) financing activities	$(1,896.4)	62,409.8	$60,513.4
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(171.5)	62,409.8	62,238.3
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
Other. Other revenues include certain access and communication fees, fees for collateral management, equity membership subscription fees, and fees for trade order routing through agreements from various strategic relationships. Access and communication fees are charged to customers that utilize various telecommunications networks and communications services. Fees for these services are generally billed monthly and the associated fee revenue is recognized as billed. Collateral management fees are charged to clearing firms that have collateral on deposit with the clearing house to meet their minimum performance bond and guaranty fund obligations on the exchange. These fees are calculated based on daily collateral balances and are billed monthly. This fee revenue is recognized monthly as billed as the customers receive and consume the benefits of the services. The company also has an equity membership program which provides equity members the option to substitute a monthly subscription fee for their existing requirement to hold CME Group Class A common stock. Choosing to pay this fee in lieu of holding Class A shares is entirely voluntary and the client's choice. Fee revenue under this program is earned monthly as billed over the contractual term. Pricing for strategic relationships may be driven by customer levels and activity. There are fee arrangements which provide for monthly as well as quarterly payments in arrears. Revenue is recognized monthly for strategic relationship arrangements as the customers receive and consume the benefits of the services.

The following table represents a disaggregation of revenue from contracts with customers by product line for the quarters and nine months ended September 30, 2022 and 2021:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Interest rates	$317.8	$251.0	$1,017.3	$816.2
Equity indexes	249.7	181.1	764.7	551.9
Foreign exchange	50.8	39.8	140.8	119.3
Agricultural commodities	104.4	96.3	344.7	354.8
Energy	134.0	157.1	449.4	456.2
Metals	48.4	45.0	148.0	154.8
BrokerTec fixed income	40.7	40.7	127.1	129.0
EBS foreign exchange	36.4	38.8	118.6	125.5
Optimization	—	14.0	—	59.9
Interest rate swap	16.4	15.1	50.7	48.2
Total clearing and transaction fees	998.6	878.9	3,161.3	2,815.8
Market data and information services	154.3	145.4	457.7	434.8
Other	74.9	85.6	192.6	291.8
Total revenues	$1,227.8	$1,109.9	$3,811.6	$3,542.4

Timing of Revenue Recognition
Services transferred at a point in time	$977.1	$852.4	$3,084.7	$2,733.5
Services transferred over time	245.1	255.3	711.9	798.2
One-time charges and miscellaneous revenues	5.6	2.2	15.0	10.7
Total revenues	$1,227.8	$1,109.9	$3,811.6	$3,542.4
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the nine months ended September 30, 2022 were not materially impacted by any other factors. The balance of contract liabilities was $24.4 million and $15.2 million as of September 30, 2022 and December 31, 2021, respectively.
4. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contributions. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At September 30, 2022, CME maintained $128.6 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
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
During the first nine months of 2022, the clearing house transferred an average of approximately $6.2 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company's settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at September 30, 2022 and December 31, 2021. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.
5. Intangible Assets and Goodwill
Intangible assets consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Deconsolidation(2)	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,656.0	$(1,849.1)	$2,806.9	$5,818.2	$(1,847.7)	$(950.0)	$3,020.5
Technology-related intellectual property	62.5	(53.9)	8.6	175.3	(76.3)	(84.6)	14.4
Other	66.0	(29.3)	36.7	105.7	(35.5)	(23.1)	47.1
Total amortizable intangible assets	$4,784.5	$(1,932.3)	$2,852.2	$6,099.2	$(1,959.5)	$(1,057.7)	$3,082.0

Indefinite-Lived Intangible Assets:
Trade names			450.0				450.0
Total intangible assets – other, net			$3,302.2				$3,532.0
Trading products (1)			$17,175.3				$17,175.3
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
Total amortization expense for intangible assets was $55.5 million and $59.0 million for the quarters ended September 30, 2022 and 2021, respectively. Total amortization expense for intangible assets was $171.0 million and $179.0 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2022	$57.2
2023	225.5
2024	218.9
2025	218.9
2026	218.9
2027	217.7
Thereafter	1,695.1

Goodwill activity consisted of the following for the periods ended September 30, 2022 and December 31, 2021:

(in millions)	Balance at December 31, 2021	Deconsolidation (1)	Other Activity (2)	Balance at September 30, 2022
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	2,959.0	—	(80.7)	2,878.3
Other	40.4	—	—	40.4
Total Goodwill	$10,528.0	$—	$(80.7)	$10,447.3
(in millions)	Balance at December 31, 2020	Deconsolidation (1)	Other Activity (2)	Balance at December 31, 2021
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	3,229.8	(246.2)	(24.6)	2,959.0
Other	40.4	—	—	40.4
Total Goodwill	$10,798.8	$(246.2)	$(24.6)	$10,528.0
__________
(1) The activity from deconsolidation includes goodwill as part of the contribution of the net assets of the optimization business to OSTTRA.
(2) Other activity includes currency translation adjustments.
6. Long-Term Investments
In June 2022, the company invested $410.0 million in S&P/Dow Jones Indices LLC (S&P/DJI), which S&P/DJI used as part of the consideration for its acquisition of the IHS Markit index business. Following the additional contribution, the company's ownership interest remained at 27%. At September 30, 2022, the company's investment in S&P/DJI was $1.4 billion.
7. Debt
Short-term debt consisted of the following at September 30, 2022 and December 31, 2021:

(in millions)	September 30, 2022	December 31, 2021
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$—	$749.4
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	14.5	—
Total short-term debt	$14.5	$749.4
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.
Long-term debt consisted of the following at September 30, 2022 and December 31, 2021:

(in millions)	September 30, 2022	December 31, 2021
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	$—	$16.8
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	748.2	747.7
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	497.6	497.2
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	741.5	—
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (2)	743.6	743.4
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	690.9	690.6
Total long-term debt	$3,421.8	$2,695.7
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

Debt maturities, at par value (in U.S. dollar equivalent), were as follows at September 30, 2022:

(in millions)	Par Value
2023	$14.6
2024	—
2025	750.0
2026	—
2027	—
Thereafter	2,700.0
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
No accrual was required for legal and regulatory matters as none were probable and estimable as of September 30, 2022 and December 31, 2021.
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

The components of lease costs were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Operating lease expense:
Operating lease cost	$14.2	$15.6	$43.1	$48.7
Short-term lease cost	0.1	0.2	0.3	0.6
Total operating lease expense included in other expense	$14.3	$15.8	$43.4	$49.3

Finance lease expense:
Interest expense	$0.7	$0.7	$2.1	$2.3
Depreciation expense	2.2	2.2	6.5	6.5
Total finance lease expense	$2.9	$2.9	$8.6	$8.8

Sublease revenue included in other revenue	$2.7	$2.8	$8.2	$7.7
Supplemental cash flow information related to leases was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Cash outflows for operating leases	$15.9	$17.2	$49.1	$47.3
Cash outflows for finance leases	4.3	4.2	12.8	12.7
Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$322.0	$345.3

Operating lease liabilities:
Other current liabilities	$49.4	$47.3
Other liabilities	386.6	449.4
Total operating lease liabilities	$436.0	$496.7

Weighted average remaining lease term (in months)	123	132
Weighted average discount rate	3.8%	3.9%

Finance leases

(in millions)	September 30, 2022	December 31, 2021
Finance lease right-of-use assets	$73.7	$80.2

Finance lease liabilities:
Other current liabilities	$8.1	$7.9
Other liabilities	69.9	75.9
Total finance lease liabilities	$78.0	$83.8

Weighted average remaining lease term (in months)	102	111
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of September 30, 2022 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2022	$16.4
2023	66.0
2024	60.3
2025	57.1
2026	52.5
2027	50.2
Thereafter	240.4
Total lease payments	542.9
Less: imputed interest	(106.9)
Present value of lease liability	$436.0

(in millions)	Finance Leases
Remainder of 2022	$4.3
2023	17.2
2024	17.4
2025	17.5
2026	17.6
2027	17.8
Thereafter	58.9
Total lease payments	150.7
Less: imputed interest	(72.7)
Present value of lease liability	$78.0
10. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2023. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2023 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At September 30, 2022, CME was contingently liable to SGX on letters of credit totaling $330.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company's guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at September 30, 2022 and December 31, 2021.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the Fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at September 30, 2022 and December 31, 2021.
11. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2021	$1.1	$(34.8)	$66.1	$21.1	$53.5
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(3.0)	(3.7)	—	(148.1)	(154.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.9	(1.0)	—	(0.1)
Income tax benefit (expense)	0.7	0.7	0.2	—	1.6
Net current period other comprehensive income (loss)	(2.3)	(2.1)	(0.8)	(148.1)	(153.3)
Balance at September 30, 2022	$(1.2)	$(36.9)	$65.3	$(127.0)	$(99.8)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2020	$1.6	$(57.1)	$67.0	$123.4	$134.9
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(0.9)	—	—	(58.6)	(59.5)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	3.3	(0.9)	(40.3)	(37.7)
Income tax benefit (expense)	0.2	(0.8)	0.2	—	(0.4)
Net current period other comprehensive income (loss)	(0.5)	2.5	(0.7)	(98.9)	(97.6)
Balance at September 30, 2021	$1.1	$(54.6)	$66.3	$24.5	$37.3
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
Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of September 30, 2022 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$11.6	$—	$—	$11.6
Mutual funds	79.6	—	—	79.6
Equity securities	0.1	—	—	0.1
Total Marketable Securities	91.3	—	—	91.3
Total Assets at Fair Value	$91.3	$—	$—	$91.3
Non-Recurring Fair Value Measurements. The company also recognized net unrealized losses on investments of $8.9 million on equity investments without readily determinable fair value. The fair value of these investments was estimated to be $36.1 million at September 30, 2022. The assessment was based on quantitative and qualitative indicators of fair value. The fair value measurement of the investment is considered level 3 and non-recurring.
Fair Values of Long-Term Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At September 30, 2022, the fair values (in U.S. dollar equivalent) were as follows:

(in millions)	Fair Value	Level
€15.0 million fixed rate notes due May 2023	14.7	Level 2
$750.0 million fixed rate notes due March 2025	718.9	Level 2
$500.0 million fixed rate notes due June 2028	471.5	Level 2
$750.0 million fixed rate notes due March 2032	617.7	Level 2
$750.0 million fixed rate notes due September 2043	747.5	Level 2
$700.0 million fixed rate notes due June 2048	618.5	Level 2

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Stock awards	102	—	107	72
Total	102	—	107	72
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income Attributable to CME Group (in millions)	$679.6	$926.5	$2,053.1	$2,011.2
Less: preferred stock dividends	(4.6)	—	(13.8)	—
Less: undistributed earnings allocated to preferred stock	(3.9)	—	(12.1)	—
Net Income Attributable to Common Shareholders of CME Group	$671.1	$926.5	$2,027.2	$2,011.2

Weighted Average Number of Common Shares (in thousands):
Basic	358,715	358,363	358,655	358,258
Effect of stock options, restricted stock and performance shares	573	625	551	636
Diluted	359,288	358,988	359,206	358,894
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$1.87	$2.59	$5.65	$5.61
Diluted	1.87	2.58	5.64	5.60
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
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2022	2021	Change	2022	2021	Change
Total revenues	$1,227.8	$1,109.9	11%	$3,811.6	$3,542.4	8%
Total expenses	489.0	496.2	(1)	1,464.0	1,528.9	(4)
Operating margin	60.2%	55.3%		61.6%	56.8%
Non-operating income (expense)	$141.2	$482.2	(71)	$315.4	$560.8	(44)
Effective tax rate	22.8%	15.5%		22.9%	21.9%
Net income attributable to CME Group	$679.6	$926.5	(27)	$2,053.1	$2,011.2	2
Diluted earnings per common share attributable to CME Group	1.87	2.58	(28)	5.64	5.60	1
Cash flows from operating activities				2,074.5	1,734.1	20
Revenues

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2022	2021	Change	2022	2021	Change
Clearing and transaction fees	$998.6	$878.9	14%	$3,161.3	$2,815.8	12%
Market data and information services	154.3	145.4	6	457.7	434.8	5
Other	74.9	85.6	(13)	192.6	291.8	(34)
Total Revenues	$1,227.8	$1,109.9	11	$3,811.6	$3,542.4	8
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

	Quarter Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Total contract volume (in millions)	1,435.9	1,138.3	26%	4,472.4	3,631.4	23%
Clearing and transaction fees (in millions)	$905.1	$770.3	17	$2,864.9	$2,453.2	17
Average rate per contract	$0.631	$0.677	(7)	$0.641	$0.676	(5)

We estimate the following net changes in clearing and transaction fees based on changes in total contract volume and changes in average rate per contract for futures and options during the third quarter and first nine months of 2022 when compared with the same periods in 2021.

(in millions)	Quarter Ended	Nine Months Ended
Increases due to changes in total contract volumes	$187.6	$538.7
Decreases due to changes in average rate per contract	(52.8)	(127.0)
Net increases in clearing and transaction fees	$134.8	$411.7
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

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
Average Daily Volume by Product Line:
Interest rates	10,357	8,111	28%	11,149	8,995	24%
Equity indexes	7,445	5,100	46	7,712	5,372	44
Foreign exchange	1,091	776	41	983	798	23
Agricultural commodities	1,208	1,141	6	1,328	1,412	(6)
Energy	1,837	2,178	(16)	2,092	2,166	(3)
Metals	499	480	4	525	573	(8)
Aggregate average daily volume	22,437	17,786	26	23,789	19,316	23
Average Daily Volume by Venue:
CME Globex	21,021	16,652	26	22,192	18,071	23
Open outcry	704	598	18	818	640	28
Privately negotiated	712	536	33	779	605	29
Aggregate average daily volume	22,437	17,786	26	23,789	19,316	23
Electronic Volume as a Percentage of Total Volume	94%	94%		93%	94%
Overall market volatility increased throughout the first nine months of 2022 following lower overall volatility in much of 2021. Interest rate and equity volatility was higher as result of a change in market expectations and uncertainty regarding the Federal Reserve's interest rate policy amid higher than expected inflation levels. The Federal Open Market Committee raised the Federal Funds rate by a total of 300 percentage points in the first nine months of 2022 and has indicated that it intends to further raise interest rates in the near future. In addition, geopolitical uncertainty due to the conflict between Russia and Ukraine also continues to result in additional market volatility within the equity and foreign exchange markets. However, the geopolitical uncertainty between Russia and Ukraine also led to risk aversion and reduced trading by market participants within the agricultural commodity and energy markets due to global commodity trade uncertainty and low global supplies of energy products. We believe these factors led to the changes in contract volume during the third quarter and first nine months of 2022, when compared with the same periods in 2021.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
Eurodollar futures and options:
Futures expiring within two years	891	1,072	(17)%	1,296	1,165	11%
Options	512	890	(42)	946	986	(4)
Futures expiring beyond two years	339	967	(65)	537	1,126	(52)
SOFR futures and options:
Futures expiring within two years	1,780	114	n.m.	1,408	109	n.m.
Futures expiring beyond two years	333	9	n.m.	244	9	n.m.
Options	585	—	n.m.	286	—	n.m.
U.S. Treasury futures and options:
10-Year (1)	2,354	2,291	3	2,556	2,549	—
5-Year (1)	1,481	1,136	30	1,602	1,263	27
2-Year (1)	663	390	70	707	439	61
Treasury Bond (1)	470	531	(11)	520	586	(11)
Federal Funds futures and options	335	71	n.m.	350	87	n.m.
 _______________
(1) U.S. Treasury futures and options now include respective weekly treasury options that were previously separated under a unique product category. Prior period amounts have been revised to conform to the current period presentation.
n.m. not meaningful
In the third quarter and first nine months of 2022, overall interest rate contract volumes increased when compared with the same periods in 2021. We believe these increases were due to higher interest rate volatility as a result of higher than expected inflation levels and the Federal Open Market Committee's decision to increase the Federal Funds rate multiple times in 2022. The increases in Secured Overnight Financing Rate contract (SOFR) volumes were also due to more market participants transitioning to the new reference rate as well as incentive programs designed to encourage market participation in SOFR options trading.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
E-mini S&P 500 futures and options (1)	4,538	2,947	54%	4,503	3,087	46%
E-mini Nasdaq 100 futures and options (1)	2,120	1,392	52	2,273	1,500	52
E-mini Russell 2000 futures and options (1)	328	348	(6)	391	358	9
 _______________
(1) Futures and options now include respective weekly Micro E-mini options that were previously separated under a unique product category. Prior period amounts have been revised to conform to the current period presentation.
Equity index contract volumes increased in the third quarter and first nine months of 2022 when compared with the same periods in 2021 due to increases in volatility. Volatility within the equity indexes increased as a result of the Federal Reserve's actions to increase the Federal Funds rate due to higher than expected inflation levels in 2022 as well as rising tensions and geopolitical uncertainty with Russia and Ukraine. We believe these factors led to the overall increases in equity contract volumes.

Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
Euro	299	195	54%	263	210	25%
Japanese Yen	193	113	70	166	112	48
British Pound	149	100	49	129	100	30
Australian dollar	109	96	14	106	105	2
Overall foreign exchange contract volumes increased in the third quarter and first nine months of 2022 when compared with the same periods in 2021. Market volatility increased in 2022 following low foreign exchange volatility in 2021 due to the global central banks' interest rate policy decisions as a result of higher than expected inflation as well as rising tension and geopolitical uncertainty with Russia and Ukraine. We believe these factors led to the overall increases in foreign exchange contract volumes.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
Corn	387	369	5%	446	494	(10)%
Soybean	229	205	12	272	284	(4)
Wheat	162	182	(11)	184	203	(9)
In the third quarter of 2022 when compared with the same period in 2021, overall commodity contract volume increased due to a slight increase in market volatility. Volatility in the third quarter of 2021 was low as a result of stable prices and demand following the 2021 growing season.

We believe the overall decline in commodity contract volume in the first nine months of 2022 when compared with the same period in 2021 was largely due to risk aversion by market participants following price increases and global trade uncertainty due to the conflict between Russia and Ukraine.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
WTI crude oil	1,049	1,119	(6)%	1,153	1,150	—%
Natural gas	404	583	(31)	499	540	(8)
Refined products	298	355	(16)	341	351	(3)
Overall energy contract volumes decreased in the third quarter and first nine months of 2022 when compared with the same periods in 2021. Participant trading activity slowed down largely due to concerns regarding low global crude oil supplies, high inflation and a possible economic downturn. In addition, the sustained conflict between Russia and Ukraine continued to cause disruptions to the global energy markets. We believe these factors led to the overall decrease in energy contract volumes.

Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
Gold	300	294	2%	326	341	(4)%
Copper	94	87	9	91	108	(16)
Silver	78	78	—	82	102	(19)

Overall metal contract volume increased slightly in the third quarter of 2022 when compared with the same period in 2021. Uncertainty surrounding the global economy and threats of an economic slowdown have caused market users to manage their risk expectations through the use of our copper and gold contracts, which may be viewed as a safe haven in uncertain times.
In the first nine months of 2022, metal contract volume decreased when compared with the same period in 2021 due to lower overall market volatility within the gold and silver markets in early 2022. Volatility was higher in early 2021, as investors were using gold and other precious metals as safe-haven investments following the COVID-19 pandemic.
Average Rate per Contract
The average rate per contract decreased in the third quarter and first nine months of 2022 when compared with the same periods in 2021. The decreases in the average rate per contract were primarily due to changes in product mix. In the third quarter of 2022, equity index, interest rate and foreign exchange contract volumes increased by 6 percentage points as a percent of total volume, while all other products collectively decreased by 6 percentage points. In the first nine months of 2022, equity index, interest rate and foreign exchange contract volumes increased by 5 percentage points as a percent of total volume, while all other products collectively decreased by 5 percentage points. In general, equity index, interest rate and foreign exchange products have a lower rate per contract compared with the remaining contracts.
Cash Markets Business
Total clearing and transaction fees revenues in the third quarter and the first nine months of 2022 include $77.1 million and $245.7 million of transaction fees attributable to the cash markets business compared with $93.5 million and $314.4 million in the third quarter and first nine months of 2021, respectively. This revenue primarily includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume. In September 2021, we contributed the net assets of our optimization business to OSTTRA, our new joint venture with IHS Markit (now a part of S&P Global).

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in millions)	2022	2021	Change	2022	2021	Change
BrokerTec fixed income transaction fees	$40.7	$40.7	—%	$127.1	$129.0	(1)%
EBS foreign exchange transaction fees	36.4	38.8	(6)%	118.6	125.5	(5)%
Optimization transaction fees	—	14.0	n.m.	—	59.9	n.m.
The related average daily notional value for the third quarter and first nine months of 2022 were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(amounts in billions)	2022	2021	Change	2022	2021	Change
European Repo (in euros)	$359.2	$293.4	22%	$342.1	$293.8	16%
U.S. Treasury	119.9	98.0	22	133.6	113.0	18
Spot FX	66.4	54.4	22	66.6	62.8	6
Overall average daily notional values for the cash markets business increased in the third quarter and the first nine months of 2022 compared with the same periods in 2021. The increases in European Repo and U.S. Treasury transactions were largely due to increased volatility as a result of a change in market expectations regarding the Federal Reserve's interest rate policy, following higher than expected inflation levels in 2022. Despite the increase in average daily notional value, transaction revenue for BrokerTec and EBS decreased slightly due to the tiered pricing structure and incentive rate programs.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One individual firm represented approximately 10% of our clearing and transaction fees in the first nine months of 2022. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
During the third quarter and first nine months of 2022, overall market data and information services revenues increased when compared with the same periods in 2021, largely due to price increases for certain products.

The two largest resellers of our market data represented approximately 33% of our market data and information services revenue in the first nine months of 2022. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
In the third quarter and first nine months of 2022, the decreases in other revenue when compared with the same periods in 2021 were largely attributable to the deconsolidation of the optimization business in September 2021 as part of the contribution of the business's net assets to OSTTRA, our joint venture with IHS Markit. In the third quarter and first nine months of 2021, the optimization business generated $29.2 million and $116.1 million in other revenue.
Expenses

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2022	2021	Change	2022	2021	Change
Compensation and benefits	$189.6	$198.6	(5)%	$560.1	$635.3	(12)%
Technology	46.8	49.3	(5)	138.6	146.8	(6)
Professional fees and outside services	35.1	45.2	(22)	98.9	119.4	(17)
Amortization of purchased intangibles	55.5	59.0	(6)	171.0	179.0	(4)
Depreciation and amortization	34.5	37.2	(7)	101.0	111.9	(10)
Licensing and other fee agreements	83.6	57.6	45	247.6	176.5	40
Other	43.9	49.3	(11)	146.8	160.0	(8)
Total Expenses	$489.0	$496.2	(1)	$1,464.0	$1,528.9	(4)
Operating expenses decreased by $7.2 million and $64.9 million in the third quarter and first nine months of 2022 when compared with the same periods in 2021. The following table shows the estimated impacts of key factors resulting in the change in operating expenses:

	Quarter Ended September 30, 2022		Nine Months Ended September 30, 2022
	Amount of Change	Change as a Percentage of Total Expenses	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Salaries, benefits and employer taxes	$(13.8)	(3)%	$(57.8)	(4)%
Non-qualified deferred compensation	(3.1)	(1)	(28.9)	(2)
Currency fluctuation	(7.3)	(1)	(23.8)	(2)
Professional fees and outside services	(10.1)	(2)	(20.5)	(1)
Employee severance and restructuring	(5.1)	(1)	(16.3)	(1)
Bonus	9.2	2	24.4	2
Licensing and other fee agreements	26.0	5	71.1	5
Other expenses, net	(3.0)	—	(13.1)	(1)
Total decrease	$(7.2)	(1)%	$(64.9)	(4)%
Decreases in operating expenses in the third quarter and first nine months of 2022 when compared with the same periods in 2021 were as follows:
•Salaries, benefits and employer taxes were lower during the third quarter and first nine months of 2022 when compared with the same periods in 2021 due to a net decrease in headcount since September 30, 2021, including the contribution of employees from CME Group's optimization businesses to the new joint venture with IHS Markit in September 2021.
•A decrease in our non-qualified deferred compensation liability during the third quarter and first nine months of 2022, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to a decrease in compensation and benefits expense.
•In the third quarter and first nine months of 2022, we recognized a net gain of $10.5 million and $23.6 million, compared with a net gain of $3.2 million and net loss of $0.2 million in the same periods in 2021, due to currency exchange rate fluctuations. Gains and losses from exchange rate fluctuations are recognized in the consolidated statements of net income when subsidiaries with a U.S. dollar functional currency hold certain monetary assets and liabilities denominated in foreign currencies.
•Professional fees and outside services expenses decreased due to one-time legal and other professional fees incurred in the third quarter of 2021 related to our joint venture with IHS Markit. The decreases in professional fees were partially offset by increases in consulting fees attributable to CME Group's partnership with Google Cloud, which was signed in November 2021.
•Employee separation and retention costs were lower during the third quarter and first nine months of 2022 due to lower reductions in workforce compared with the same periods in 2021.
Increases in operating expenses in the third quarter and first nine months of 2022 when compared with the same periods in 2021 were as follows:
•Bonus expense increased in the third quarter and first nine months of 2022 largely due to our performance relative to our 2022 cash earnings target when compared with the same periods in 2021.
•Increases in licensing and other fee agreements expense were due to higher volumes for certain equity products in the third quarter and first nine months of 2022 compared with the same periods in 2021.
Non-Operating Income (Expense)

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2022	2021	Change	2022	2021	Change
Investment income	$686.2	$145.8	n.m.	$1,046.2	$239.1	n.m.
Interest and other borrowing costs	(40.4)	(41.8)	(3)	(122.8)	(125.0)	(2)
Equity in net earnings of unconsolidated subsidiaries	76.5	66.4	15	237.1	178.3	33
Other non-operating income (expense)	(581.1)	311.8	n.m.	(845.1)	268.4	n.m.
Total Non-Operating	$141.2	$482.2	(71)	$315.4	$560.8	(44)
n.m. not meaningful
Investment income. In the third quarter and first nine months of 2022 when compared with the same periods in 2021, there were increases in earnings from cash performance bond and guaranty fund contributions that are reinvested due to higher rates of interest earned in the cash accounts at the Federal Reserve Bank of Chicago following interest rate hikes in the first nine months of 2022. In the third quarter of 2022 and 2021, earnings from cash performance bond and guaranty fund contributions were $676.8 million and $54.6 million, respectively. In the first nine months of 2022 and 2021, earnings from cash performance bond and guaranty fund contributions were $1.0 billion and $116.6 million, respectively.The increases in income were partially offset by decreases in net realized and unrealized gains on investments and decreases in earnings on our deferred compensation plan, the impact of which does not affect net income because of an equal and offsetting change in compensation and benefits expense.
Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P/Dow Jones Indices LLC (S&P/DJI) business venture contributed to an increase in equity in net earnings of unconsolidated subsidiaries in the third quarter and first nine months of 2022 when compared with the same periods in 2021. We also recognized our share of net earnings on our investment in OSTTRA, our new joint venture with IHS Markit that was formed in September 2021.
Other income (expense). In the third quarter and first nine months of 2022 when compared with the same periods in 2021, we recognized higher expenses related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms in conjunction with higher interest income earned on our reinvestment during the period due to a higher Federal Funds rate in early 2022. In the third quarter of 2022 and 2021, expenses related to the distribution of interest earned on collateral reinvestments were $589.7 million and $35.5 million, respectively. In the first nine months of 2022 and 2021, expenses related to the distribution of interest earned on collateral reinvestments were $861.6 million and $82.2 million, respectively. In the third quarter of 2021, we recognized a net gain of $343.5 million on the deconsolidation and contribution of our optimization business to OSTTRA.

Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2022	2021
Quarter ended September 30	22.8%	15.5%
Nine months ended September 30	22.9%	21.9%
The overall effective tax rate increased in the third quarter and first nine months of 2022 when compared with the same periods in 2021. In the third quarter of 2021, we recognized a net gain of $343.5 million on the deconsolidation and contribution of our optimization business to OSTTRA, which was not taxable.

Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first nine months of 2022 when compared with the same period in 2021 largely due to an increase in trading volume and revenue as well as an overall decrease in operating expenses. Net cash used in investing activities was higher during the first nine months of 2022 when compared with the same period in 2021 largely due to the additional investment in S&P/DJI in the first nine months of 2022. Cash used in financing activities was higher during the first nine months of 2022 when compared with the same period in 2021 due to a decrease in cash performance bonds and guaranty fund contributions.
Debt Instruments. The following table summarizes our debt outstanding at September 30, 2022:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to CME Clearing, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At September 30, 2022, guaranty fund contributions available to collateralize the facility totaled $6.9 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.

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
At September 30, 2022, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At September 30, 2022, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At September 30, 2022, the letters of credit totaled $330.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.
The following table summarizes our credit ratings at September 30, 2022:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $2.1 billion and $2.8 billion at September 30, 2022 and December 31, 2021, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The disclosure under “Legal and Regulatory Matters” in Note 8. Contingencies in the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this report is incorporated herein by reference. Such disclosure includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

ITEM 1A.	RISK FACTORS
There have been no material changes in the company's risk factors from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31	80	$202.99	—	$—
August 1 to August 31	—	—	—	—
September 1 to September 30	88,188	191.04	—	—
Total	88,268		—
(1)Shares purchased consist of an aggregate of 88,268 shares of Class A common stock surrendered in the third quarter of 2022 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—John W. Pietrowicz

32.1	Section 906 Certification

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

CME Group Inc. (Registrant)

Dated: November 2, 2022	By:	/s/ John W. Pietrowicz
John W. Pietrowicz Chief Financial Officer & Senior Managing Director Finance Principal Financial Offer and Duly Authorized Officer