Form 10-K
period 2022-12-31
CME GROUP INC.
filed 2023-02-27
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, was approximately $73.2 billion (based on the closing price per share of CME Group Inc. Class A common stock on the Nasdaq Global Select Market (Nasdaq) on such date). The number of shares outstanding of each of the registrant’s classes of common stock as of February 8, 2023 was as follows: 359,717,173 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Class B-1, $0.01 par value; 813 shares of Class B common stock, Class B-2, $0.01 par value; 1,287 shares of Class B common stock, Class B-3, $0.01 par value; and 413 shares of Class B common stock, Class B-4, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of CME Group Inc.’s Proxy Statement for the 2023 Annual Meeting of Shareholders	Part III

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

Trademark Information
CME Group, the Globe logo, CME, Chicago Mercantile Exchange, Globex, and E-mini are trademarks of Chicago Mercantile Exchange Inc. CBOT and Chicago Board of Trade are trademarks of Board of Trade of the City of Chicago, Inc. NYMEX, New York Mercantile Exchange and ClearPort are trademarks of New York Mercantile Exchange, Inc. COMEX is a trademark of Commodity Exchange, Inc. BrokerTec and EBS are trademarks of various entities of NEX Group Limited. Dow Jones, Dow Jones Industrial Average, S&P 500 and S&P are service and/or trademarks of Dow Jones Trademark Holdings LLC, Standard & Poor's Financial Services LLC and S&P Dow Jones Indices LLC, as the case may be, and have been licensed for use by Chicago Mercantile Exchange Inc. (CME). All other trademarks are the property of their respective owners.

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
•our dependence on third-party providers and exposure to risk through third parties, including risks related to the performance, reliability and security of technology used by our third-party providers and third-party providers that our clients rely on;
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
•our ability to manage the risks, control the costs and achieve the synergies associated with our strategy for acquisitions, investments and alliances, including those associated with the performance of our joint ventures with S&P Dow Jones (S&P Dow Jones Indices LLC) in index services and in trade processing/post trade services (OSTTRA), our primary data distribution partners’ actions and our partnership with Google Cloud;
•variances in earnings on cash accounts and collateral that our clearing house holds for its clients;
•impact of CME Group pricing and incentive changes;
•impact of aggregation services and internalization on trade flow and volumes;
•any negative financial impacts from changes to the terms of intellectual property and index rights;
•uncertainty related to the adoption and growth of SOFR and its impact on our business;
•our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;
•industry, channel partner and customer consolidation;
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
GENERAL DEVELOPMENT OF BUSINESS
CME was founded in 1898 as a not-for-profit corporation. It established its clearing house in 1919, which is operated as part of CME. CME demutualized in 2000, and in 2002 its parent company, CME Group, completed an initial public offering of its Class A common stock (Nasdaq: CME). CME Group subsequently acquired CBOT Holdings, Inc. in 2007, NYMEX Holdings, Inc. (NYMEX and COMEX) in 2008, the Kansas City Board of Trade in 2012 and NEX Group plc (NEX) in 2018. The combination with NEX expanded our global customer base and product offerings through the complementary combination of CME Group’s exchange-traded derivative products and NEX’s cash and OTC products. It also created a leading, client-centric, global markets company, generating capital efficiencies across futures, cash and OTC products for market participants seeking to lower their cost of trading and better manage risk. Our principal executive offices are located at 20 South Wacker Drive, Chicago, Illinois 60606, our telephone number is 312-930-1000 and our website is cmegroup.com.
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
•CBOT's product slate consists of agricultural, equities and interest rate products, including contracts for United States (U.S.) Treasury futures, soybean, corn, and wheat and contracts based on the Dow Jones Industrial Index.
•NYMEX's product slate consists of energy and metals products, including contracts for crude oil, natural gas, heating oil, gasoline and emissions (GEO and NGO).
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
U.S. trading rights and privileges are exchange-specific. Open outcry trading is conducted exclusively by our members. Membership on one of our derivatives exchanges also enables a customer to trade specific products at lower fees. Under the terms of the organizational documents of our exchanges, our members have certain rights that relate primarily to trading right protections, certain trading fee protections and certain membership benefit protections. In 2022, 83% of our contract volume was from trades by our members.
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
The majority of clearing and transaction fees received from clearing firms represents charges for trades executed and cleared on behalf of their customers. One firm represented at least 10% of our clearing and transaction fees revenue for 2022. In the event a clearing firm were to withdraw, our experience indicates that the customer portion of the firm's trading activity would likely transfer to one or more other clearing firms of the exchange.
Cash Markets Business: Our cash markets business is comprised of BrokerTec and EBS. Certain BrokerTec and EBS products are cleared at third-party clearing houses. BrokerTec and EBS offer anonymous and disclosed trading venues, offering clients multiple execution and distribution options and the benefit of an established and far-reaching distribution network of liquidity providers and consumers. Our BrokerTec Central Limit Order Books were migrated from a third-party platform to our CME Globex electronic platform in the first quarter of 2021 and our EBS Central Limit Order Books were migrated to the CME Globex platform in the second quarter of 2022.
•BrokerTec operates global electronic trading for fixed income products on the CME Globex platform, with a leading position in cash U.S. Treasuries, E.U. and U.S. repo fixed income instruments and European Government Bonds. It facilitates trading for banks and non-bank professional trading firms. BrokerTec Quote is a third party Request For Quote platform that offers a dealer-to-client trading solution for the European and U.S. government repo markets. BrokerTec Stream is a relationship-based trading platform offering U.S. Treasury instruments.
•EBS provides for the trading of FX products across major and emerging market currencies. EBS also offers execution of non-deliverable forwards through a Commodity Futures Trading Commission (CFTC) registered swap execution facility (SEF), operated by one of our subsidiaries. EBS operates both as a Central Limit Order Book platform for spot and non-deliverable forwards currency pairs, as well as a relationship-based third-party trading platform offering spot FX, FX forwards and FX swaps.
Market Data Business: We offer a variety of market data services through industry-leading market data platforms and third-party distribution partners, which are designed to meet the risk-management, trading, investment and business needs of our global client base. As such, we provide proprietary real-time and historical market data related to CME Group’s vibrant and deeply liquid exchanges and cash markets businesses. We further offer derived cash markets pricing, third-party and alternative data sets, as well as a wide range of analytic tools. As customers continue to leverage cloud technology to improve and evolve their businesses, CME Group has taken a leading role by becoming the first derivatives marketplace to provide live market data natively in the cloud with the launch of our cloud connect capabilities on the Google Cloud Platform. CME Group is also the distributor of leading benchmark equity and commodity indices on behalf of third parties as well as our own proprietary benchmarks and indices, including CME Term SOFR Reference Rates (CME Term SOFR), which is a benchmark designed to adhere to the IOSCO Principles for Financial Benchmarks.
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
In 2022, CME Group futures and options had an average daily volume of 23.3 million contracts, with a volume record in our equity asset class for the seventh consecutive year. It was also a year of volume records for multiple products, including Ultra 10 Year Treasury Note futures, SOFR futures, Bitcoin futures, Micro E-Mini Equity Index futures and a record number of contracts executed via Basis Trade at Index Close. We set records in the volume traded for our Micro E-Mini Equity Index futures in total, as well as for each of the Micro E-Mini Nasdaq-100, Russell 2000 and Dow 30 contracts.
We continue to expand and deepen our customer base worldwide and offer customers around the world the most broad and diversified portfolio of benchmark products. Some of our products introduced over the past two years include:
•E-mini Nasdaq 100 Weekly Options (2021)
•E-mini Russell 2000 Weekly Options (2021)
•Micro Bitcoin Futures (2021)
•Ether and Micro Ether Futures (2021)
•Micro Treasury Yield Futures (2021)
•Micro WTI Futures (2021)
•Global Emissions Offset (GEO) and Nature-based Global Emissions Offset (N-GEO) Futures (2021)
•Additional Cryptocurrency Reference Rates and Real-Time Indices (2022)
•CBL Core Global Emissions Offset Futures (2022)
•20-year U.S. Treasury Bond Futures (2022)
•Micro Bitcoin and Ether Options (2022)
•Aluminum Options (2022)
•Canadian Wheat Futures (2022)
•Micro WTI Options (2022)
•Six new E-mini sector index Futures (2022)
•Euro-denominated Bitcoin and Ether Futures (2022)
•Ether Options (2022)
•Ten event contracts linked to our global benchmarks (2022)
•TBA futures for Mortgage-backed Securities (2022)
•Euro Short-Term Rate (€STR) Futures and RepoFunds Rate (RFR) Futures (2022)
In addition to the individual product launches noted above, we have completed many product extensions across our asset classes, including short-dated options products (Monday and Wednesday weekly options on Gold, Silver and Copper and Tuesday and Thursday weekly options on the E-Mini S&P 500).
We continue to expand and deepen our customer base worldwide and offer customers around the world with the most broad and diversified portfolio of benchmark products. We believe we have a significant opportunity to expand the participation of our non-U.S. customer base in our markets. Our penetration of these markets lags our development in the U.S., and we believe that there is room for significant growth and development of these financial markets. In 2022, approximately 28% of our electronic futures and options volume was from transactions reported as outside the U.S. and approximately 52% of our market data revenue was derived from outside the U.S. We also achieved 27% growth in trading volume during Asian trading hours and 10% growth during European trading hours in 2022 compared to 2021.
CME Group continues to introduce tools which assist our clients in managing their risks. In 2021, we updated the FX Market Profile Tool and launched a Metals Market Profile and, in 2022, we launched an UST Market Profile. The FX and Metals Market Profile Tool on Quant Analytics offers a simple but effective method for clients to compare and contrast our leading FX and metals products and liquidity pools side-by-side, which in turn enables clients to analyze their opportunity to minimize costs and achieve best execution by accessing highly complementary liquidity pools across cash and futures markets. We expect to continue to expand this Quant Analytics suite in the future as well.
Our CME Liquidity Tool enables market participants to analyze liquidity across CME Group products during U.S., London or Singapore trading hours and was expanded to 37 products in 2021 to meet customer demand for our growing product suite. CME Group Volatility Indexes (CVOL) comprises a total of 39 indexes, including six unique broad-based benchmarks such as the Treasury Volatility Index and Commodity Volatility Index. In 2022, we launched real-time streaming versions of the CVOL indexes. CVOL provide a representative measure of the market expectation of 30-day forward risk, comprising both end of day and live streaming values. We have increased our customer base and continue to target cross-asset sales across client segments and across cash and futures platforms, driving global sales and generating new client participation across all regions. We have a long history of providing customer value and responsiveness and believe our products and services position us to help our customers adapt to and comply with new regulations, while enabling them to efficiently manage their risks. We have a broad distribution network comprised of a combination of internal and external channels and proprietary front-end capabilities.
Diversify our Business and Revenue - Our acquisition of NEX in 2018 strengthened our role in global financial markets infrastructure and information services, adding complementary cash and OTC businesses and scale to our listed interest rate and FX products, while broadening our global client base. We are positioned to take direct advantage of growth in treasury issuance, unwinding of the Fed’s balance sheet, liquid treasury holdings and the trading of treasury instruments, as well as growing repo activity in the U.S. and Europe. The transaction expanded CME Group’s position in the large, highly competitive and highly fragmented global FX marketplace, offering both order book trading and relationship-based trading solutions for customers. The acquisition added strength in underlying customer marketplaces, especially around regional bank customers and other market participants outside of North America, and expanded our market data solutions beyond futures and options into cash and OTC offerings.
During 2021, the Alternative Reference Rates Committee (ARRC) formally recommended the forward-looking term rates based on SOFR published by our subsidiary, CME Group Benchmark Administration Limited. The ARRC formalized this recommendation in July 2021. Through the end of 2022, we have licensed the CME Term SOFR to over 1,900 firms and over 7,000 users in more than 90 countries.
In 2010, CME Group acquired a majority stake in Dow Jones Indexes, which was combined with S&P’s index business in 2012 to form S&P Dow Jones Indices LLC, of which CME Group now has a 27% ownership stake. S&P Dow Jones Indices LLC combines the world class capabilities of the S&P and Dow Jones Indices, and is a significant player in passive investing, including the exchange-traded fund (ETF) industry value chain. As part of the joint venture, we acquired a long-term, ownership-linked, exclusive license to list futures and options based on the S&P 500 Index and certain other S&P indices. We also act as the joint venture's licensing agent and distribution services provider. In 2022, we invested $410.0 million in this joint venture to fund our portion of the acquisition of the IHS Markit indices business, which includes leading fixed income and credit indices, such as iBoxx, iTraxx and CDX.
In 2021, CME Group and IHS Markit established a 50/50 joint venture, OSTTRA. We contributed to OSTTRA our post-trade businesses (Traiana, TriOptima and Reset) and IHS Markit contributed its MarkitSERV business. OSTTRA serves as the leading optimization business and provider of progressive post-trade solutions for the global OTC markets across interest rate, FX, equity and credit asset classes. In February 2022, IHS Markit was acquired by S&P Global.
Deliver Unparalleled Customer Efficiencies and Operational Excellence - With changing regulatory requirements for many of our customers, including additional margin requirements on uncleared trades, and the need for greater efficiencies, we have added tools to enable customers to manage clearing positions in our markets in an efficient manner. With the ongoing implementation of regulatory reform in the United States and in Europe, along with global implementation of Basel III capital requirements on financial institutions, we expect centralized clearing and capital efficiencies to continue to be important for our global client base.
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
Partnership with Google Cloud - In November 2021, we announced a 10-year strategic partnership with Google Cloud to accelerate CME Group’s move to the cloud, which we expect will transform derivatives markets by expanding access and creating efficiencies for market participants. The partnership will focus on expanding access to CME Group’s infrastructure, advancing real-time data and analytics capabilities, co-innovating new products and services, increasing efficiencies and driving resiliency in the financial markets’ ecosystem. 2022 was a foundational year, where we built the Cloud platform and successfully migrated some applications. In 2023, we plan to accelerate our application migration, including launching and commercializing data products in the Cloud.
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
We offer equity index futures and options on key benchmarks, including S&P, Nasdaq, Dow Jones, FTSE Russell and fixed income index futures on the BSBY indexes. These products are listed by us subject to license agreements with the applicable owners of the indexes, some of which are exclusive. In connection with S&P Dow Jones Indices, we have a license agreement (S&P License Agreement) for certain S&P stock indexes and related trade names, trademarks and service marks in connection with the creation, marketing, trading, clearing and promoting of futures contracts and/or options on futures contracts that are indexed to certain S&P stock indexes. Our license for the S&P 500 Index will be exclusive for futures and options until one year prior to the termination of the S&P License Agreement, and non-exclusive for the last year. The license for the other S&P stock indexes is generally exclusive for futures and options. The term of the S&P License Agreement will continue until the date that is one year after the date that CME Group ceases to own at least 5% (accounting for dilution) of the outstanding interests in S&P Dow Jones Indices. Upon the occurrence of certain events, including certain terminations of the joint venture, the term may be extended up to an additional ten years. In connection with S&P Dow Jones Indices, we also have an exclusive license agreement (Dow Jones License Agreement) for certain Dow Jones indexes. The initial term of the agreement is through June 30, 2026. Following the initial term, the Dow Jones License Agreement will automatically renew for renewal terms of five years thereafter, so long as there is open interest in any of CBOT’s or its affiliates’ products based on one or more of the Dow Jones licensed indexes. In the event there is no open interest in any such products, then we may terminate the agreement. We also have an exclusive license agreement for certain Nasdaq indexes through 2029. In 2015, we entered into an exclusive license agreement with FTSE Russell and launched the E-mini Russell 2000 futures in 2017. We pay the applicable third-party, per-trade fees based on contract volume under the terms of these licensing agreements. A copy of the S&P License Agreement has been filed as a material contract.
CME Group is the owner of CME Term SOFR, a daily set of forward-looking interest rate estimates, calculated and published for 1-month, 3-month and 12-month tenors. CME Term SOFR was endorsed by the ARRC convened by the Federal Reserve Board and the New York Federal Reserve and the Board itself under its Final Rule published in January 2023, which Rule has generally designated CME Term SOFR as a replacement rate for USD LIBOR under the LIBOR Act.
We cannot guarantee we will be able to maintain the exclusivity of our licensing agreements with S&P, Dow Jones, Nasdaq and FTSE Russell or be able to maintain existing exclusive and non-exclusive licensing arrangements beyond the term of the current agreements or that any renewal will be on terms as favorable to us. In addition, we cannot guarantee that others will not succeed in creating stock index futures based on information similar to that which we own or have obtained by license, or that market participants will not increasingly use other instruments, including securities and options based on the S&P, Dow Jones,

Nasdaq or FTSE Russell indexes, to manage or speculate on U.S. stock risks. Parties also may succeed in offering indexed products that are similar to our licensed products without being required to obtain a license, or in countries that are beyond our and/or our licensors' jurisdictional reach.
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
Please also refer to the discussion below and in "Item 1A - Risk Factors" beginning on page 15 for a description of competitive risks and uncertainties.
Competition in our Derivatives Exchange Business
We believe competition in the derivatives business is based on a number of factors, including, among others:
•brand and reputation;
•efficient and secure settlement, clearing and support services;
•depth and liquidity of markets;
•capital efficiencies;
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
We believe we compete favorably with respect to these factors. Our deep, liquid markets; diverse and complementary product offerings; frequency and quality of new product development; and efficient, secure settlement, clearing and support services, distinguish us from others in the industry. We believe that in order to maintain our competitive position, we must continue to expand globally; develop and offer new and innovative products; enhance our technology infrastructure, including its reliability, functionality and security; maintain liquidity and low transaction costs; continue to strengthen our risk management capabilities and solutions; and implement customer protections designed to ensure the integrity of our market and the confidence of our customers.
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
Competition in our CME Clearing Business
In recent years there has been increased competition in the provision of clearing services, and we expect competition to continue to increase in connection with compliance with Dodd-Frank, EMIR 2.2, Basel III, MiFID II and other various laws and regulations.
Our competitors in the clearing services space include, among others, companies such as ICE, LCH Group, the OCC, CBOE Clear, Depository Trust & Clearing Corporation, Hong Kong Exchanges and Clearing, Japan Securities Clearing Corporation, LME Clearing and Deutsche Börse AG. In light of the implementation of new regulatory requirements and other financial services reforms, we believe other exchanges and infrastructure providers also may undertake to provide clearing and other related post-trade services in the U.S. as CFTC-regulated clearing organizations.
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
Competition in our Cash Markets Business
The cash markets businesses face substantial competition across a wide and growing array of venues. In FX, the marketplace is highly fragmented, and there is competition from other electronic communication networks, single-dealer platforms, bank-owned multi-participant platforms, streaming and request for quote services, trading venues tied to data platforms, voice brokers, other broker enabled platforms and other venues. There is a growing array of platforms and technologies, often owned by well-capitalized financial institutions and intermediaries that are also driving internalization of client FX trade flows. In the fixed income space, there are also multiple providers of treasury, European and U.S. repo, and European bond trading, as well as other products such as corporate bonds, municipal bonds, mortgage-backed bonds and agencies, and a multitude of competitors and new entrants offering single-dealer liquidity, bank-owned multi-participant platforms, streaming and request for quote services, and other broker and exchange-enabled platforms.
Competition in our Market Data Business
Technology companies, market data and information vendors and front-end software vendors also represent actual and potential competitors because they have their own substantial market data calculation and distribution capabilities that could serve as alternative means for receiving open market data feeds instead of connecting directly to our exchange. Multiple other industry participants offer both referential and indicative pricing alternatives to CME offerings, which are widely distributed and available across a variety of media. Distributors and consumers of our market data also may use our market data as an input into products that compete against our traded or cleared products. Although we may receive license fees for such products, such fees may not offset the impact of any loss in revenue from our comparable product.
Regulatory Matters
Our businesses are regulated and serve a customer base that includes regulated market participants, and as such, we are subject to extensive regulation, primarily in the United States and Europe. Developments in the regulatory environment therefore have the potential to significantly affect our businesses.
Please also refer to the discussion below and in "Item 1A - Risk Factors" beginning on page 15 for a description of regulatory and legislative risks and uncertainties.
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
CME has been designated as a systemically important financial market utility and a systemically important derivatives clearing organization. These designations carry with them additional regulatory oversight of certain of our risk-management standards and clearing and settlement activities by the CFTC and the Federal Reserve Board.
In connection with the global offering of our products and clearing services, this business is also subject to the rules and regulations of the local jurisdictions in which we conduct business, including the European Securities and Markets Authority (ESMA), the U.K. Financial Conduct Authority (FCA) and Bank of England, the Netherlands Authority for the Financial Markets (AFM) and the Federal Financial Supervisory Authority (BaFin) in Germany, among others.
Regulation of our Cash Markets Business
The operation of BrokerTec subjects us to regulation by the Financial Industry Regulatory Authority (FINRA) and the U.S. Securities and Exchange Commission (SEC) as a broker-dealer and alternative trading system operator. It also subjects us to regulation by authorities in the E.U. as a multilateral trading facility and regulated market and by the applicable regulators in

Singapore and Canada. Our EBS business holds various permissions, approvals and exemptions globally, including those that subject certain of its activities to CFTC, FCA, AFM, Monetary Authority of Singapore, Australian Securities and Investments Commission and Hong Kong Monetary Authority oversight.
The settlement of matched principal and exchange-traded businesses requires access to clearing houses either directly or through third-party providers of clearing and settlement services. BrokerTec Americas is a member of the Fixed Inocme Clearing Corporation, through which it clears U.S. Treasury and repo products.
Regulation of our Market Data Business
Our subsidiary, CME Group Benchmark Administration, is a registered benchmark administrator, authorized and supervised by the FCA under the UK Benchmark Regulations. CME Group Benchmark offers a variety of different multi-asset class data products, including CME Term SOFR.
Key Areas of Focus
We actively monitor and participate in the domestic and international legislative and rulemaking processes for our industry, including providing government testimony, commenting on proposed legislation and rulemaking, and educating our regulators and policymakers on potential impacts to the marketplace. We are also focused on the U.S. Presidential administration and its federal regulatory appointees and any anticipated changes that may result.
Our key areas of focus in the regulatory environment are:
•The implementation of a transaction tax or user fee in the U.S., U.K. or E.U., or in the States of Illinois or New Jersey, which could discourage institutions and individuals from using our markets or products or encourage them to trade in another less costly jurisdiction. Legislation to impose a financial transaction tax has been proposed previously in the U.S. Congress, Illinois General Assembly and State of New Jersey Legislature. Additionally, from time to time, including this fiscal year, the proposed U.S. Presidential budget request has included a proposal to impose a user fee to fund all or a portion of the budget of the CFTC. Legislation would be necessary to impose such a fee. Federal legislation was also recently proposed by Congress that would impose a user fee on digital asset spot markets to fund CFTC regulation of those assets. Such a user fee, if adopted, could potentially be expanded to apply more broadly to the futures and options markets.
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
•The outcome of the debate regarding the regulation of cryptocurrencies, which may impact our existing offerings or our ability to provide future offerings.
•New regulations governing treasury market structure, including potential clearing obligations or promotions of all-to-all cash treasury models. The SEC has issued a rule proposal regarding central clearing of U.S. Treasury securities and repurchase agreements; how the SEC finalizes this rule could have an impact on trading in our markets.
•The potential for regulatory or policy actions that could result in changes to market structure for the clearing of derivative transactions, which may impact our business model or the competitive landscape of the industry.
Please also see "Item 1A - Risk Factors" beginning on page 15 for additional information on our areas of regulatory risks.
Human Capital Management
We rely on a highly skilled and experienced global workforce to meet our business objectives. As of December 31, 2022, our global employee population consisted of approximately 3,460 staff, with 66% (approximately 2,280) of these employees working in the United States. and the remaining 34% (approximately 1,180) working in our various non-U.S. locations (Australia, Brazil, Canada, China, France, Hong Kong, India, Israel, Japan, Netherlands, Singapore, South Korea, Sweden, Switzerland and the U.K.).

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
We conduct regular employee engagement surveys and we monitor our performance against specific voluntary turnover, open role placement and internal promotion metrics to understand where further workforce investments may be necessary. During fiscal year 2022, our performance against these metrics was:
•10.2% voluntary turnover
•43.7% of open roles filled with internal candidates
•21.5% of employees promoted
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
For more information regarding our sustainability practices and to review our annual Corporate Citizenship & Sustainability Reports, including our report for 2022 when issued, please visit: https://www.cmegroup.com/company/corporate-citizenship/esg.html. Information made available on our website does not constitute a part of this Annual Report on Form 10-K.
Information about our Executive Officers
The following are CME Group's executive officers. Ages are as of February 8, 2023.
Terrence A. Duffy, 64. Mr. Duffy has served as our Chairman and Chief Executive Officer since 2016. Mr. Duffy previously served as our Executive Chairman and President since 2012 and as Executive Chairman from 2006. Mr. Duffy has been a member of our board of directors since 1995. He also served as President of TDA Trading, Inc. from 1981 to 2002 and has been a member of our CME exchange since 1981.
Sunil Cutinho, 51. Mr. Cutinho has served as our Chief Information Officer since February 2022 and previously served as President of CME Clearing since 2014. He joined CME Group in 2002 and since then has held various positions of increasing responsibility within the organization, including as Managing Director, Deputy Head of CME Clearing from April 2014 through September 2014.
Lynne Fitzpatrick, 44. Ms. Fitzpatrick has served as Senior Managing Director & Deputy Chief Financial Officer since February 2022. She previously served as Managing Director of Corporate Development and Treasurer of CME Group since 2017, leading the company’s business development, mergers and acquisitions, CME Ventures and corporate treasury functions. Since joining the company in 2006, Ms. Fitzpatrick has held a variety of positions with increasing levels of responsibility within the finance organization. Prior to CME Group she worked as an investment banker at Credit Suisse and UBS.

Julie Holzrichter, 54. Ms. Holzrichter has served as our Senior Managing Director, Chief Operating Officer since 2014 and in February 2022, her role expanded to oversee Global Operations and CME Clearing. She previously served as our Senior Managing Director, Global Operations from 2007. Ms. Holzrichter rejoined us in 2006 as our Managing Director, CME Globex Services and Technology Integration. Ms. Holzrichter previously held positions of increasing responsibility in our organization from 1986 to 2003 in trading operations. Ms. Holzrichter also serves as a director of Constellation Energy Corporation.
Jonathan Marcus, 54. Mr. Marcus has served as our Senior Managing Director and General Counsel since October 2022. Prior to joining CME Group, Mr. Marcus most recently worked in private practice as a partner at Reed Smith LLP, where he specialized in derivatives regulation, litigation and enforcement. He previously served as General Counsel of the CFTC from 2013 to 2017. Mr. Marcus also served as the CFTC's Deputy General Counsel for Litigation and as an Assistant to the Solicitor General of the United States. His career also includes senior roles at other nationally recognized law firms and he began his career as a clerk for Judge Jose Cabranes of the U.S. Court of Appeals for the Second Circuit.
Tim McCourt, 44. Mr. McCourt has served as Senior Managing Director, Global Head of Equity and FX Products since February 2022. He is responsible for leading the development and execution of the company’s global equity index, foreign exchange, cryptocurrency and alternative investment product strategies. He serves on the CME Ventures Investment Committee and the S&P Dow Jones Indices U.S. Advisory Panel. Before joining CME Group in 2013 as Global Head of Equity Products, Mr. McCourt worked for the Royal Bank of Scotland (RBS), where he was responsible for building and managing the Americas Index and Delta One trading book. Prior to RBS, he held a senior trading role with JPMorgan in New York, spending 10 years with the Equity Derivatives Group.
Hilda Harris Piell, 55. Ms. Piell has served as Senior Managing Director and Chief Human Resources Officer since 2007. A practicing attorney for seventeen years, Ms. Piell previously held positions of increasing responsibility in our Legal & Market Regulation division, most recently as Managing Director and Senior Associate General Counsel. Prior to joining CME Group in 2000, Ms. Piell served as Associate Commercial Counsel at MCI Telecommunications (1996-2000) and Associate Litigation Attorney at Jenner & Block (1992-1996). Her career also includes service as a clerk for a judge of the U.S. District Court for the Northern District of Illinois.
John W. Pietrowicz, 58. Mr. Pietrowicz has served as Senior Managing Director and Chief Financial Officer since 2014. Previously, Mr. Pietrowicz served as our Senior Managing Director, Business Development and Corporate Finance since 2010. Mr. Pietrowicz joined us in 2003 and since then has held various positions of increasing responsibility, including Managing Director and Deputy Chief Financial Officer from 2009 to 2010 and Managing Director, Corporate Finance and Treasury from 2006 to 2009. Mr. Pietrowicz also serves as a director of S&P Dow Jones Indices LLC and on the board of the World Federation of Exchanges. Mr. Pietrowicz announced his plans to retire in 2023 and Ms. Fitzpatrick will succeed him.
Derek Sammann, 54. Mr. Sammann has served as our Senior Managing Director, Global Head of Commodities and Options and International Markets since November 2021 and previously served as our Senior Managing Director, Commodities and Options Products since 2014. He previously served as our Senior Managing Director, Financial Products and Services since 2009 and Global Head of Foreign Exchange Products since joining us in 2006. Prior to joining us, Mr. Sammann served as Managing Director, Global Head of FX Options and Structured Products at Calyon Corporate and Investment Bank in London from 1997 to 2006.
Suzanne Sprague, 42. Ms. Sprague has served as Senior Managing Director & Global Head of Clearing and Post-Trade Services for CME Group since February 2022. She joined the company in 2002 and has held numerous roles and leadership positions in financial management and risk management since that time. During her tenure, she has played a key role in the company’s development of risk management policy. Since 2015, she served as Managing Director, Credit & Liquidity Risk, Risk Policy & Banking, overseeing CME Clearing’s exposure to counterparty credit risk, liquidity risk management and financial performance, acceptable collateral and collateral services, risk management policies and procedures, financial operations, and banking.
Jack Tobin, 59. Mr. Tobin has served as Managing Director and Chief Accounting Officer since 2015. Mr. Tobin most recently served as our Managing Director, Corporate Finance since 2007. Prior to our merger with CBOT Holdings, Mr. Tobin served as the Director, Corporate Finance for CBOT Holdings and CBOT from 2002 to 2007. Prior to joining CBOT, Mr. Tobin served as a principal consultant with PricewaterhouseCoopers from 1997 to 2002. Mr. Tobin is a registered certified public accountant.
Sean Tully, 59. Mr. Tully has served as Senior Managing Director, Global Head of Rates and OTC Products since February 2022. He previously served as Senior Managing Director, Financial and OTC Products of CME Group since 2014 and as Senior Managing Director, Interest Rates and OTC Products during 2014. Prior to these roles, he served as Managing Director, Interest Rate and OTC Products since 2013 and as our Managing Director, Interest Rate Products since joining us in 2011. Before joining the company, Mr. Tully most recently served as Managing Director, Global Head of Fixed Income Trading at WestLB in London.

Kendal Vroman, 51. Mr. Vroman has served as our Senior Managing Director, Chief Transformation Officer since November 2021. He previously served as Senior Managing Director, International and Optimization Services since February 2020 and as our Senior Managing Director, Cash Markets and Optimization Service since 2018. Since joining the company in 2001, he has held a variety of senior leadership roles, including Managing Director, Planning and Execution; Global Head, Commodity Products and OTC Solutions, and Managing Director and Chief Corporate Development Officer. Prior to joining us, Mr. Vroman most recently served as Vice President, Corporate Operations/Chief of Staff to the Chief Executive Officer for marchFirst Inc.
Julie Winkler, 48. Ms. Winkler has served as our Senior Managing Director, Chief Commercial Officer since 2016. She leads the company’s sales, product marketing, research and product development, data analytics, and innovation lab functions, as well as the data services business line. She previously served as Senior Managing Director, Research and Product Development and Index Services of CME Group since 2014 and as Managing Director, Research and Product Development since 2007. Prior to our merger with CBOT Holdings, Ms. Winkler held positions of increasing responsibility for CBOT Holdings since 1996. Ms. Winkler also serves as a director of S&P Dow Jones Indices LLC.
AVAILABLE INFORMATION
Our website is www.cmegroup.com. Information made available on our website does not constitute part of this document. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance materials may also be found on our website. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other reports that we file or furnish with the SEC at http://www.sec.gov. Copies of these materials also are available to shareholders free of charge upon request to Shareholder Relations, officeofthesecretary@cmegroup.com. Information regarding our sustainability practices is available in our annual Corporate Citizenship & Sustainability Reports, including our report for 2022 when issued, at the following: https://www.cmegroup.com/company/corporate-citizenship/esg.html.
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
Our revenue is substantially derived from fees for transactions executed and cleared in our markets. The trading volumes in our markets are directly affected by domestic and international factors that are beyond our control, including:
•economic, political and geopolitical market conditions, including the instability caused by the war between Russia and Ukraine;
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
Please see "Item 1A - Risk Factors - Risks Relating To Our Business" beginning on page 19 for additional information.
We operate in a heavily regulated environment that imposes significant costs and competitive burdens on our business, and our failure to maintain compliance with regulations, our status as a regulated entity, or BrokerTec Americas' status as a member in good standing at FICC, could result in the loss of customers, fines or other consequences to our regulated status.
We are primarily subject to the jurisdiction of the regulatory agencies in the U.S., U.K. and European Union. As a result of our global operations, we are also subject to the rules and regulations of other local jurisdictions in which we conduct business and offer our products and services, as appropriate.
Our businesses and those of many of our clients have been and continue to be subject to extensive legislation and regulatory scrutiny, and we face the risk of continued increasing oversight and changes to our regulatory environment and business in the future and have incurred and expect to continue to incur significant costs to comply. Additional new laws or regulations or changes in enforcement practices applicable to our businesses or those of our clients could be imposed in the U.S. or other jurisdictions, which could change, or require us to change, our business practices or the structure of our business, including its current governance, risk oversight or regulatory structure, or impose significant costs on us by, for example, requiring more of our funds to be set aside for the guaranty fund or to meet other compliance requirements. This could adversely affect our ability to compete effectively with other institutions that are not affected in the same way or impact our clients' overall trading volume and demand for our market data and other services. Additionally, regulations imposed on financial institutions or market participants generally may adversely impact their trading activity in our markets. To the extent the legislative and regulatory environment becomes more onerous for us to comply or less beneficial for us or our customers, our business, financial condition and operating results could be negatively affected.
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
If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel or other sanctions, including revocation of our designations as a contract market, derivatives clearing organization, swap execution facility, swap data repository, broker-dealer, multilateral trading facility or other regulatory status.
Our broker-dealer and multilateral trading facility businesses, BrokerTec and EBS, are also extensively regulated in various jurisdictions. These regulatory obligations generally include proper licensing and qualification of the firms and individuals, substantive conduct standards, communication and disclosure rules, monitoring and surveillance, training, capital requirements, supervisory obligations, maintenance of anti-money laundering programs, suspicious activity reporting, risk management standards, trade reporting, and ongoing examinations and reviews. The risks from failing to comply with these regulatory obligations include potential liability and/or disciplinary action against the firm and individuals, monetary penalties and restrictions on future activities.
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
Our industry is highly competitive, and we expect competition to continue to intensify. We encounter competition in all aspects of our business, including from entities having substantially greater capital and resources, offering a wide range of products and services and in some cases operating under a different and possibly less stringent regulatory regime. We face competition from other futures, securities and securities option exchanges; OTC markets; clearing organizations; consortia formed by our members and large industry participants; swap execution facilities; alternative trade execution facilities; technology firms, including market data distributors and electronic trading system developers; and others. Our competitors and potential competitors may have greater financial, marketing, technological and personnel resources than we do.
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
Our role in the global marketplace places us at greater risk than other public companies for a cyber attack and other cyber-security risks. Our technology, our customers and our people and those of our third-party service providers may be vulnerable to cyber-security threats, which could result in wrongful use of our data or our customers’ data or cause interruptions in our operations that cause us to lose customers and trading volume and result in substantial liabilities. We also could be required to incur significant expense to protect or remediate damage to our systems and/or investigate any alleged attack.
We regard the secure storage and transmission of data and the ability to continuously transact and clear on our electronic trading platforms as critical elements of our operations and our operational resiliency. Our technology, our customers, our people and those of our third-party service providers may be vulnerable to targeted attacks, such as "phishing" attacks, unauthorized access, fraud, computer viruses, denial of service attacks, terrorism, "ransomware" attacks, firewall or encryption failures or other security or operational risks. Criminal groups, political activist groups and nation-state actors have targeted the financial services industry in general, including as a result of the Russian and Ukraine war, and our role in the global marketplace places us at greater risk than other public companies for a cyber attack and other information security threats. While we have not experienced cyber incidents that are individually, or in the aggregate, material, we have experienced cyber attacks of varying degrees in the past.
Our usage of mobile, web, and cloud technologies, such as those pursuant to our partnership with Google Cloud, may increase our risk of a cyber attack. Our security defenses may also be impacted or breached due to employee error, malfeasance, system errors or vulnerabilities. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our technology systems and data, or our customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the services we provide that could potentially have an adverse effect on our business, while resulting in regulatory penalties or the imposition of additional obligations by regulators or others. The regulatory environment related to information security, privacy, data collection and data usage is increasingly rigorous and complex, and any failure to comply may carry significant penalties and reputational damage.
We have designed our cyber defense program to mitigate such attacks and security risks through administrative, physical and technical safeguards. As part of our global information security and privacy programs, we employ resources to prevent, detect and respond to cyber-attacks and security risks that could impact our people, processes and technology infrastructure, including rapid response to zero-day vulnerabilities. However, our security measures or those of our third-party providers, including any cloud-based technologies, such as those pursuant to our partnership with Google Cloud, may prove insufficient depending upon the attack or threat posed. Any security attack or breach could result in system failures and delays, malfunctions in our operations, loss of customers or lower trading volume, loss of competitive position, damage to our reputation, disruption of our business, legal liability or regulatory fines and significant costs, which in turn may cause our revenues and earnings to decline. Though we have insurance against certain cyber and privacy risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits or are not covered under any of our current insurance policies.
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
The COVID-19 pandemic continues to cause disruptions in the international and U.S. economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, employee attrition, supply chain interruptions and overall economic and financial market instability in the U.S. Similar impacts also had been experienced throughout the world, including in every country in which we do business. Given the unique and unpredictable nature of this event, future impacts to our business are unknown and could be material. Those impacts may include, among others, the following:
•Disruption to our business and operations;
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
•Reduced economic activity generally, which could cause businesses to have less need to hedge in our markets; and
•Increased financial and operational stress experienced by our clearing firm members due to unprecedented volatility or downturn, including significant losses that may result in a reduction of business or a default.
These potential impacts may exist for a significant period of time and may adversely affect our business, financial condition, and results of operations even if the COVID-19 pandemic becomes endemic.
Moreover, since implementing broad work-from-home measures during the pandemic, we have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure or disruption of availability, which could negatively impact our business operations. Further, we have been subject to increased phishing and other social engineering attempts by malicious actors to manipulate individuals into divulging confidential or personal information or access to our networks. If our cybersecurity diligence and efforts to offset the increased risks associated with this greater reliance on mobile, collaborative and remote technologies are not effective or successful, we will be at increased risk for cyber security or data privacy incidents.
The extent to which COVID-19 further impacts our business, results of operations or financial condition will depend on future developments, which are highly uncertain and difficult to predict, but may include, among others, the duration and spread of the virus, including through new variant strains, its severity, the actions taken by governments and other third parties to contain the virus or treat its impact, such as vaccination, and the effect of such actions on our business practices, the impact of any future federal stimulus measures, and the pace at which, and the extent to which, normal economic and operating conditions resume.
In addition, many of the other risk factors described herein could be heightened by the effects of COVID-19 and related economic conditions, which could result in a material impact on our results of operations, financial condition and liquidity.
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
The success of our business depends in large part on our ability to create interactive electronic marketplaces for a wide range of products that have the required functionality, performance, availability and resilience, capacity, security and speed to attract and retain customers. In 2022, 93% of our overall contract volume was generated through electronic trading on our CME Globex electronic platform.
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
The success of our markets depends on our ability to complete development of, successfully implement and maintain the electronic trading and clearing systems that have the functionality, performance, availability and resilience, capacity, security and speed required by our customers. If we do not successfully enhance our electronic trading systems and technology offerings, including the development and migration of our marketplace and supporting operational and business functions to the Cloud, if we are unable to develop our trading systems and technology offerings to include other products and markets, or if they do not have the required functionality, performance, availability and resilience, capacity, security and speed desired by our customers, our ability to successfully compete and our revenues and profits will be adversely affected.
Additionally, we rely on our customers' ability to have the necessary back office functionality to support our new products and our trading and clearing functionality. To the extent our customers are not prepared and/or lack the resources or infrastructure, the success of our new initiatives may be compromised.
If we experience systems failures or capacity constraints, our ability to conduct our operations and execute our business strategy could be materially harmed, and we could be subjected to significant costs and liabilities.
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
Many of our customers rely on third parties, such as independent software vendors, to provide them with front-end systems to access our trading platforms and other back office systems for their trade processing and risk management needs. While these service providers have undertaken to keep current and certify as to our enhancements and changes to their software to our interfaces and functionality, we cannot guarantee that they will continue to make the necessary monetary, resource and time investments to keep up with our enhancements and changes.
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
Our Three-Month Eurodollar futures and options contracts are based on the three-month U.S. Dollar London Interbank Offered Rate (LIBOR) underlying rate and will be transitioned to the three-month Secured Overnight Financing Rate (SOFR) futures and options in the first half of 2023. To the extent trading in Eurodollar contracts decreases ahead of this transition or our alternative contracts are not successful, our revenues would be negatively impacted. Certain of our other businesses could also be negatively affected by changes to LIBOR.
Our Eurodollar futures and options contracts are based on the three-month U.S. Dollar ICE LIBOR underlying rate. In 2022, average trading volume in our Eurodollar contracts was 2.4 million contracts and open interest was 17 million contracts and our average trading volume in our SOFR contracts was 2.2 million contracts and open interest was 29.3 million contracts. The U.K. FCA, which regulates LIBOR, announced its intention to phase out the use of LIBOR with the cessation of one-week and two-month USD LIBOR, as well as non-USD LIBOR tenors, after December 31, 2021, and the cessation of publication of the remaining USD LIBOR settings in a "representative" form (including three-month USD LIBOR) after June 30, 2023. In 2021, the U.S. Federal Reserve Board and other regulatory bodies issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use USD LIBOR as a reference rate no later than December 31, 2021, and in March 2022, the Adjustable Interest Rate (LIBOR) Act was signed into law, establishing a framework for the replacement of LIBOR as a benchmark interest rate in U.S. contracts that do not provide for the use of a clearly defined and practicable benchmark replacement rate following the cessation of publication or publication in a "representative" form. In light of these developments, financial institutions that currently report information used to set USD LIBOR are expected to stop doing so during 2023, and we expect banks and other financial market participants to continue to cease entering into new contracts based on USD LIBOR. There is no guarantee that these market participants will adopt reference rates associated with our alternative products.
The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing USD LIBOR with SOFR. However, it is unknown whether SOFR will attain the same level of market acceptance as a replacement for LIBOR.
The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. We have closely engaged with the industry, regulators and market participants to launch products using alternative reference rates, including our SOFR and Sterling Overnight Index Average (SONIA) futures contracts, and we have announced that our Eurodollar futures and options contracts will be transitioned to SOFR futures and options in the first half of 2023. While these actions have resulted in an increase in market acceptance of

SOFR, there is no guarantee that this transition will be successful, maintain current market structure, or replace the revenue we derive from our Eurodollar contracts if trading volume were to decline or discontinue altogether.
Our market data revenues may be reduced by decreased demand, poor overall economic conditions, regulatory changes or a significant change in how market participants trade and use market data.
We offer a wide range of data services designed to support the trading, risk management, investment and business needs of our customers. Revenues from our market data and information services represented 12% of our total revenues during the years ended December 31, 2022 and December 31, 2021. Factors that may affect our performance and demand for our data include, but are not limited to:
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
We continue to execute on strategic initiatives to grow our business, including efforts to serve the OTC markets and to distribute our products and services on a global basis. There is no guarantee that our efforts will be successful. Continued growth will require additional investment in personnel, facilities, information technology infrastructure and financial and management systems and controls, and may place a significant strain on our management and resources. For example, if we encounter limited resources, we may be required to increase our expenses to obtain the necessary resources, defer existing initiatives or not pursue certain opportunities. We may not be successful in implementing all of the processes that are necessary to support our growth organically or, as described below, through acquisitions, other investments or strategic alliances and partnerships. Our growth strategy also may subject us to increased legal, compliance and regulatory obligations. Unless our growth results in an increase in revenues that is proportionate to the increase in our costs associated with our growth, our future profitability could be adversely affected, and we may have to incur significant expenditures to address the additional operational and control requirements as a result of our growth.
We intend to continue to explore acquisitions, other investments and strategic alliances. We may not be successful in identifying opportunities or in integrating the acquired businesses. Any such transaction may not produce the results we anticipate, which could adversely affect our business and our stock price.
We intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our business and grow our company. We may make acquisitions or investments or enter into strategic partnerships, joint ventures and other alliances. The market for such transactions is highly competitive, especially in light of historical merger and acquisition activity in our industry. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance future transactions on terms favorable to us, which could impact our ability to identify growth opportunities. We may issue additional equity and/or debt or, as was the case in connection with our transaction with Google Cloud, issue additional equity as part of strategic partnerships with third parties. The issuance of additional equity in connection with any future transaction could be substantially dilutive to our existing shareholders. The issuance of additional debt could increase our leverage substantially.
The process of integration also may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. To the extent we enter into joint ventures and alliances, we may experience difficulties in the development and expansion of the business of any newly formed ventures, in the exercise of influence over the activities of any ventures in which we do not have a controlling interest, as well as encounter potential conflicts with our joint venture or alliance partners. We may not realize the anticipated growth and other benefits from our growth initiatives and investments, which may have an adverse impact on our financial condition and operating results. We also may be required to take an impairment charge in our financial statements relating to our acquisitions and/or investments, which could negatively affect our stock price. OSTTRA, our joint venture with IHS Markit (now a part of S&P Global), is subject to many of these risks, including the potential we may not achieve the expected cost savings, synergies and other strategic benefits from the transaction within the anticipated time frames, that the joint venture may be more costly than expected, or that we may experience customer attrition.

The expansion of our global operations is complex and subjects us to increased business and economic risks that could adversely affect our financial results.
In connection with our expanded global operations, we face certain risks inherent in doing business internationally. These risks include:
•fluctuations in currency exchange rates;
•complying with extensive and complex compliance requirements, regulations and oversight by regulators other than our primary functional regulators, including sanctions and anti-bribery laws;
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
The E.U.-U.K. Trade and Cooperation Agreement was effective on January 1, 2021. As a result of Brexit, we have established a CME Group business in Amsterdam, an E.U. jurisdiction, which allows this business to continue offering products and services to customers in the E.U.; however, this has resulted in, and may continue to result in, increased legal, compliance and operational costs.
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
We maintain risk management, compliance and monitoring policies, procedures and programs that are designed to prevent, detect, deter, monitor and manage our risks, including enterprise risk, compliance and internal audit programs, but such policies, procedures and programs may not be fully effective in their operation. Some of our risk management processes depend upon evaluation of information regarding markets, customers, employees or other matters or potential threats that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. Management of operational, financial, legal and compliance, regulatory, reputational and strategic risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We cannot guarantee that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed.
We could be harmed by misconduct or errors that are difficult to detect and deter.
There continue to be highly publicized cases involving fraud or other misconduct or manipulative activity by employees of financial services firms and other market participants. Improper trading activity on our platforms by participants could include activities such as spoofing, layering, wash trading and manipulation. Misconduct by our employees and agents could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or the company, improper securities trading activities, circumvention of controls and procedures, improper use or unauthorized disclosure of assets, data or confidential information of the company or its customers, among other potential misconduct.
It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found to have not met our regulatory oversight and compliance obligations, we could be subject to regulatory sanctions, enforcement actions, financial penalties and restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity, and such outcomes could seriously harm our reputation. Our employees and agents also may commit errors that could subject us to financial claims for negligence, as well as regulatory actions, or result in our voluntary assumption of financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities in our markets could affect our brand and reputation and reduce the number of participants trading in our markets. If that should occur, we could face a corresponding decline in trading volume and revenue.
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
As of December 31, 2022, we had approximately $3.4 billion of total indebtedness and we had excess borrowing capacity for general corporate purposes under our existing facilities of approximately $2.3 billion.
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
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our debt service obligations. In addition, the agreements governing our outstanding indebtedness do not significantly limit our ability to incur additional indebtedness, which, particularly given the recent changes in interest rates could increase the risks described above to the extent that we incur additional debt. Our regulated businesses are also required to maintain minimum capital requirements set by their applicable regulators.
Please see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Requirements" beginning on page 45 for additional information regarding capital requirements.
Any reduction in our credit rating could increase the cost of our funding from the capital markets.
Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us. Their ratings of our long-term debt are based on a number of factors, including our financial strength, as well as factors not entirely within our control, such as conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets over the last few years, including in connection with the global pandemic and rising interest rates, there can be no assurance that we will maintain our current ratings. In the past, we have experienced ratings downgrades. Our failure to maintain our ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. Additionally, if our ratings are downgraded below investment grade due to a change of control, we are required to make an offer to repurchase all of our fixed-rate notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
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
Ten of our directors own, or are officers or directors of firms that own trading rights on our exchanges. We are dependent on the revenues from the trading and clearing activities of our exchange members. In 2022, 83% of our derivatives contract volume was derived from our members. This dependence may give them substantial influence over how we operate our business.
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
In addition to the above properties, we have other offices and data centers in various locations around the globe. The company’s management believes that its properties are suitable for the purposes for which they are used and our current needs.  Please see note 5. Property and note 11. Leases to the consolidated financial statements for more information.
ITEM 3.    LEGAL PROCEEDINGS
See "Legal and Regulatory Matters" in note 12. Contingencies to the consolidated financial statements beginning on page 74 for CME Group’s legal proceedings disclosure, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Class A Common Stock
Our Class A common stock is currently listed on Nasdaq under the ticker symbol "CME." As of February 8, 2023, there were approximately 4,365 holders of record of our Class A common stock.
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
Class B shares and the associated trading rights are bought and sold or leased through our membership department. Although our Class B shareholders have special voting rights, because our Class B shares have the same equitable interest in our earnings and the same dividend payments as our Class A shares, we expect that the market price of our Class B common stock, if reported separately from the associated trading rights, would be primarily determined by the value of our Class A common stock. As of February 8, 2023, there were approximately 1,535 holders of record of our Class B common stock.

Preferred Stock
In 2021, we issued and sold in a private placement approximately 4.6 million shares of Series G Non-Voting Convertible Preferred Stock. Series G Non-Voting Convertible Preferred Stock is not listed on a national securities exchange or traded in an organized OTC market. These shares are convertible to Class A common stock at the discretion of the holder at a specified conversion rate, which is initially 1:1. Series G Non-Voting Convertible Preferred Stock has the same equitable interest in our earnings and the same dividend payments per share as our Class A shares on an as converted basis. As of February 8, 2023, there was one holder of record of our Series G Non-Voting Convertible Preferred Stock.
PERFORMANCE GRAPH
The graph below compares the cumulative five-year total return on CME Group Inc.'s Class A common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of five companies that include: Cboe Global Markets Inc, Deutsche Boerse Ag, Intercontinental Exchange Inc, London Stock Exchange Group Plc and Nasdaq Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock, in the peer group and the S&P 500 index on December 29, 2017 and its relative performance is tracked through December 31, 2022.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	2018	2019	2020	2021	2022
CME Group Inc.	$132.12	$144.90	$135.72	$175.75	$135.51
S&P 500	95.62	125.72	148.85	191.58	156.89
Peer Group	106.56	139.51	162.48	186.96	161.77

Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities

Period in 2022	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31	—	$—	—	$—
November 1 to November 30	5	174.25	—	—
December 1 to December 31	20,531	168.16	—	—
Total	20,536		—
 _______________
(1)Shares purchased consist of an aggregate of 20,536 shares of Class A common stock surrendered to satisfy employee tax obligations upon the vesting of restricted stock.

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
•Results of Operations: Includes an analysis of our 2022 financial results and a discussion of any known events or trends that are likely to impact future results.
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
Prior to September 2021, we provided optimization services that delivered transaction lifecycle management and information services to help our customers optimize their capital, mitigate their risk and reduce operational costs. Optimization services included Traiana, TriOptima and Reset. In September 2021, we contributed the net assets of our optimization business to OSTTRA, our joint venture with IHS Markit (later acquired by S&P Global).
Our clearing house clears, settles and guarantees futures and options contracts traded through our exchanges, in addition to cleared swaps products. Our clearing house's performance guarantee is an important function of our business. Because of this guarantee, our customers do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing house as the counterparty to every transaction allows our customers to establish a position with one party and offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for collateral and margining efficiencies. Certain BrokerTec contracts are cleared at third-party clearing houses.

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
Competitive Environment. Our industry is competitive and we continue to encounter competition in all aspects of our business. We expect competition to continue to intensify, especially in light of ongoing regulatory reform in the financial services industry. Competition is influenced by our brand and reputation; the efficiency and security of our settlement, clearing and support services; depth and liquidity of our markets; diversity of product offerings, including frequency and quality of new product development and innovative services; our ability to position and expand upon existing products to address changing market needs; efficient and seamless customer experience; transparency, reliability, anonymity and security of transaction processing; the regulatory environment; connectivity, accessibility, flexibility in execution methods and distribution; and technology capability and innovation, as well as overall transaction costs. We believe we are very well positioned with respect to these factors. Our asset classes contain products designed to address differing risk management needs, and customers are able to achieve operational and capital efficiencies by accessing our diverse products through our platforms and our clearing house. We compete in a large and expanding financial services trading, clearing and settlement marketplace globally. As markets continue to evolve, we will continue to adapt our trading technology and clearing services to meet the needs of our customers. The competitive environment to which we are subject is discussed in "Item 1 - Business" beginning on page 10.
Regulatory Environment. Our exchange-traded derivatives exchanges and other businesses are regulated and we serve a customer base that includes regulated institutions and individuals. Developments in the regulatory environment have the potential to significantly impact our business. Compliance with regulations may require us and our customers to dedicate significant financial and operational resources, which could adversely affect our profitability. The regulatory environment to which we are subject is discussed in "Item 1 - Business" beginning on page 11.
Business Strategy
Our strategy focuses on maximizing futures and options growth globally, diversifying our business and revenues and delivering unparalleled customer efficiencies and operational excellence, including through our partnership with Google Cloud. This strategy allows us to continue to develop into a more broadly diversified financial exchange that provides trading and clearing solutions across a wide range of products and asset classes. Our strategic initiatives are discussed in "Item 1 - Business" beginning on page 7.
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
Clearing and transaction fees for cash markets business. Our cash markets business provides matching services whereby we match a buyer and seller of financial instruments to allow both parties to complete the trade bilaterally or through a third-party clearing house. We are not involved in the settlement of the contract but charge a transaction fee generally based on volume or notional value of the trade for providing the matching service. BrokerTec Americas also generates revenue from a matched principal business. This business serves as a fully matched counterparty to offsetting positions entered into by clients on our electronic trading platform to facilitate anonymity and access to clearing and settlement. Revenue is generated from this business generally on a transaction fee basis.
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
Compensation and benefits. Compensation and benefits expense is our most significant expense and includes employee wages, bonuses, stock-based compensation, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, increases in wages as a result of labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our workforce. The expense associated with our bonus and stock-based compensation plans can also have a significant impact on this expense category.

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
•Technology expense consists of costs related to maintenance of the hardware and software required to support our technology. It also includes costs for network connections for our electronic platforms and some market data customers; telecommunications costs of our exchange, and fees paid for access to external market data. This expense may be driven by system capacity, cloud consumption, functionality and redundancy requirements. It also may be impacted by growth in electronic contract volume and changes in the number of telecommunications hubs and connections which allow customers outside the U.S. to access our electronic platforms directly.
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

•Equity in net earnings (losses) of unconsolidated subsidiaries includes income and losses from our investments in S&P Dow Jones Indices LLC, OSTTRA, Shanghai CFETS-NEX International Money Broking Co., Ltd. and Dubai Mercantile Exchange.
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
Intangible assets subject to amortization are also assessed for impairment on a quarterly basis or more frequently when indicated by a change in economic or operational circumstances. The impairment assessment of these assets requires management to first compare the carrying value of the amortizing asset to its undiscounted net cash flows. If the carrying value exceeds the undiscounted net cash flows, management is then required to estimate the fair value of the assets and record an impairment loss for the excess of the carrying value over the fair value. In connection with this impairment assessment, management also challenges the useful lives of our definite-lived intangible assets.
Revenue recognition. A significant portion of our revenue is derived from the clearing and transaction fees we assess on each contract executed through our trading venues and cleared through our clearing house. Clearing and transaction fees are recognized as revenue when a buy and sell order are matched, novated and when the trade is cleared. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions in the affected accounts. When this information is corrected within the time period allowed by the exchange, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. This reserve has historically been immaterial. The reserve is based on the historical pattern of adjustments processed as well as management's estimate of future adjustment activity.
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
Internal use software costs. Certain internal and external costs that are incurred in connection with developing or obtaining software for internal use are capitalized. We also enter into software hosting arrangements for software projects maintained or developed in the cloud. Software development costs incurred during the planning or maintenance stages of a software project are expensed as incurred, while certain costs incurred during the application development stage are capitalized and are amortized over the estimated useful life of the software, which is generally two to four years, but up to eight years for certain trading and clearing applications, depending upon expected useful lives. Amortization of capitalized costs begins only when the software becomes ready for its intended use. In addition, software assets are assessed for impairment when events or circumstances indicate that the carrying values may not be recoverable or that a reduction in the estimated useful lives is warranted.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the years presented. For a comparison of our results of operations for the fiscal years ended December 31, 2021 to December 31, 2020, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022.

			Year-over-Year Change
(dollars in millions, except per share data)	2022	2021	2022-2021
Total revenues	$5,019.4	$4,689.7	7%
Total expenses	2,003.5	2,044.5	(2)
Operating margin	60.1%	56.4%
Non-operating income (expense)	$474.4	$728.4	(35)
Effective tax expense rate	22.9%	21.8%
Net income attributable to CME Group	$2,691.0	$2,636.4	2
Diluted earnings per common share attributable to CME Group	7.40	7.29	2
Cash flows from operating activities	3,056.0	2,402.4	27

Revenues

			Year-over-Year Change
(dollars in millions)	2022	2021	2022-2021
Clearing and transaction fees	$4,142.7	$3,765.1	10%
Market data and information services	610.9	576.9	6
Other	265.8	347.7	(24)
Total Revenues	$5,019.4	$4,689.7	7
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

			Year-over-Year Change
	2022	2021	2022-2021
Total contract volume (in millions)	5,846.0	4,942.7	18%
Clearing and transaction fees (in millions)	$3,758.5	$3,306.3	14
Average rate per contract	0.643	0.669	(4)
We estimate the following net increase in clearing and transaction fees based on a change in total contract volume and a change in average rate per contract during 2022 compared with 2021.

Year-over-Year Change
(in millions)	2022-2021
Increase due to change in total contract volume	$580.7
Decrease due to change in average rate per contract	(128.5)
Net increase in clearing and transaction fees	$452.2
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

			Year-over-Year Change
(amounts in thousands)	2022	2021	2022-2021
Average Daily Volume by Product Line:
Interest rates	10,818	9,200	18%
Equity indexes	7,650	5,517	39
Foreign exchange	987	799	24
Agricultural commodities	1,289	1,362	(5)
Energy	2,026	2,188	(7)
Metals	521	548	(5)
Aggregate average daily volume	23,291	19,614	19

Average Daily Volume by Venue:
CME Globex	21,712	18,318	19
Open outcry	800	679	18
Privately negotiated	779	617	26
Aggregate average daily volume	23,291	19,614	19
Electronic Volume as a Percentage of Total Volume	93%	93%
Interest rate, equity, and foreign exchange volatility were higher in 2022 when compared with 2021 as result of a change in market expectations and uncertainty regarding the Federal Reserve's interest rate policy amid higher than expected inflation levels. The Federal Open Market Committee raised the Federal Funds rate by a total of 425 percentage points in 2022 and has indicated that it intends to further raise interest rates in the near future. The Federal Reserve also began quantitative tightening in the second half of 2022 by reducing its holdings of U.S. Treasury securities. However, the geopolitical uncertainty between Russia and Ukraine led to risk aversion and reduced trading by market participants within the agricultural commodity and energy markets due to global commodity trade uncertainty. We believe these factors led to the changes in contract volume during 2022, when compared with 2021.
Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products. Eurodollar front 8 contracts include contracts expiring within two years. Eurodollar back 32 contracts include contracts expiring within three to ten years.

			Year-over-Year Change
(amounts in thousands)	2022	2021	2022-2021
Eurodollar futures and options:
Futures expiring within two years	1,100	1,291	(15)%
Options	833	1,059	(21)
Futures expiring beyond two years	440	1,085	(59)
SOFR futures and options:
Futures expiring within two years	1,479	145	n.m.
Futures expiring beyond two years	282	13	n.m.
Options	440	36	n.m.
U.S. Treasury futures and options:
10-Year	2,497	2,495	—
5-Year	1,543	1,278	21
2-Year	682	459	48
Treasury Bond	503	580	(13)
Federal Funds futures and options	335	112	n.m.
_________
n.m. not meaningful

In 2022 compared with 2021, overall interest rate contract volume increased as a result of higher overall volatility. We believe this was due to higher than expected inflation levels, the Federal Open Market Committee's decision to increase the Federal Funds rate multiple times in 2022 as well as the Federal Reserve's quantitative tightening in the second half of 2022. The increase in overall SOFR volume was also due to more market participants transitioning to the new reference rate away from LIBOR as well as incentive programs designed to encourage market participation in SOFR options trading.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

			Year-over-Year Change
(amounts in thousands)	2022	2021	2022-2021
E-mini S&P 500 futures and options (1)	4,535	3,179	43%
E-mini Nasdaq 100 futures and options (1)	2,208	1,536	44
E-mini Russell 2000 futures and options (1)	378	368	3
 _______________
(1) Futures and options now include respective weekly Micro E-mini options that were previously separated under a unique product category. Prior period amounts have been revised to conform to the current period presentation.
Equity index contract volume increased due to higher overall volatility in 2022 when compared with 2021. Volatility within the equity indexes increased as a result of higher than expected inflation levels as well as the Federal Reserve's actions to increase the Federal Funds rate and quantitative tightening in 2022. We believe these factors led to the overall increases in equity contract volumes.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

			Year-over-Year Change
(amounts in thousands)	2022	2021	2022-2021
Euro	263	210	25%
Japanese yen	167	114	46
British pound	129	101	28
Australian dollar	106	102	3
Overall foreign exchange contract volume increased in 2022 when compared with 2021, which we believe is due to higher overall market volatility. Market volatility increased in 2022 due to the global central banks' interest rate policy decisions as a result of higher than expected inflation.
Agricultural Commodity Products
The following table summarizes average daily volume for our key agricultural commodity products.

			Year-over-Year Change
(amounts in thousands)	2022	2021	2022-2021
Corn	418	458	(9)%
Soybean	268	281	(5)
Wheat	175	197	(11)
In 2022 when compared with 2021, overall commodity contract volume decreased, which we believe is largely due to risk aversion by market participants following price increases and global trade uncertainty resulting from the Russia and Ukraine conflict.

Energy Products
The following table summarizes average daily volume for our key energy products.

			Year-over-Year Change
(amounts in thousands)	2022	2021	2022-2021
WTI crude oil	1,108	1,181	(6)%
Natural gas	492	530	(7)
Refined products	328	351	(6)
Overall energy contract volume decreased in 2022 when compared with 2021. Participant trading activity slowed down largely due to concerns regarding high inflation and an economic downturn. In addition, the sustained conflict between Russia and Ukraine continued to cause disruptions to the global energy markets. We believe these factors led to the overall decrease in energy contract volume.
Metal Products
The following table summarizes average daily volume for our key metal products.

			Year-over-Year Change
(amounts in thousands)	2022	2021	2022-2021
Gold	318	330	(4)%
Copper	93	101	(8)
Silver	83	95	(12)
In 2022 when compared with 2021, overall metal contract volume decreased, which we believe was attributable to lower overall market volatility within the gold and silver markets. Volume was higher in 2021, as investors were using gold and other precious metals as safe-haven investments following the COVID-19 pandemic.
Average Rate per Contract
The average rate per contract was lower in 2022 when compared with 2021. The decrease in the average rate per contract was primarily due to a change in product mix. Equity index contract volume increased by 5 percentage points as a percent of total volume, while agricultural commodity, energy and metal contract volume collectively decreased by 5 percentage points. In general, equity index products have a lower rate per contract compared with the agricultural commodity, energy and metal contracts.
Cash Markets Business
Total clearing and transaction fees revenue in 2022 included $318.8 million of transaction fees attributable to the cash markets business, compared with $396.2 million in 2021. This revenue primarily includes BrokerTecs's fixed income volume and EBS foreign exchange volume. In September 2021, we contributed the net assets of our optimization business to OSTTRA, our joint venture with IHS Markit.

			Year-over-Year Change
(amounts in millions)	2022	2021	2022-2021
BrokerTec fixed income transaction fees	$164.7	$172.0	(4)%
EBS foreign exchange transaction fees	154.1	164.3	(6)%
Optimization transaction fees	—	59.9	n.m.
_________
n.m. not meaningful

The related average daily notional value for the years ended 2022 and 2021 for key cash markets products were as follows:

			Year-over-Year Change
(amounts in billions)	2022	2021	2022-2021
European Repo (in euros)	$345.2	$292.3	18%
U.S. Treasury	126.1	115.0	10%
Spot FX	65.7	61.2	7%
Overall average daily notional value for the cash markets business increased in 2022 when compared with 2021. The increases in European Repo and U.S. Treasury transactions were largely due to increased volatility as a result of a change in market expectations regarding the Federal Reserve's interest rate policy, following higher than expected inflation levels in 2022. Despite the increase in average daily notional value, transaction revenue for BrokerTec and EBS decreased slightly due to the tiered pricing structure and incentive rate programs.
Concentration of Revenue
We bill a significant portion of our clearing and transaction fees to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. One clearing firm represented at least approximately 10% of our clearing and transaction fees in 2022. Should a clearing firm withdraw, we believe that the customer portion of the firm's trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from an ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. In 2022 when compared with 2021, the increase in market data and information services revenue was largely attributable to price increases for certain products as well as an increase in usage for certain products.
The two largest resellers of our market data represented, in aggregate, approximately 33% of our market data and information services revenue in 2022. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer distributes our market data, we believe the majority of that vendor's customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Other revenues. In 2022 when compared with 2021, the decrease in other revenue was largely attributable to the deconsolidation of the optimization business in September 2021 as part of the contribution of the business's net assets to OSTTRA, our joint venture with IHS Markit. In 2021, the optimization business generated $115.1 million in other revenue.
Expenses

			Year-over-Year Change
(dollars in millions)	2022	2021	2022-2021
Compensation and benefits	$753.1	$837.0	(10)%
Technology	188.6	192.6	(2)
Professional fees and outside services	137.4	151.7	(9)
Amortization of purchased intangibles	227.7	237.6	(4)
Depreciation and amortization	134.9	147.8	(9)
Licensing and other fee agreements	320.0	236.9	35
Other	241.8	240.9	—
Total Expenses	$2,003.5	$2,044.5	(2)
2022 Compared With 2021
Operating expenses decreased by $41.0 million in 2022 when compared with 2021. The following table shows the estimated impact of key factors resulting in the net decrease in operating expenses.

(dollars in millions)	Year- over-Year Change	Change as a Percentage of 2021 Expenses
Salaries, benefits and employer taxes	$(63.9)	(3)%
Non-qualified deferred compensation	(28.7)	(1)
Employee separation and retention costs	(25.0)	(1)
Professional fees and outside services	(14.3)	(1)
Currency fluctuation	(12.8)	(1)
Bonus	21.6	1
Licensing and other fee agreements	83.1	4
Other expenses, net	(1.0)	—
Total	$(41.0)	(2)%
Overall operating expenses decreased in 2022 when compared with 2021 due to the following reasons:
•Salaries, benefits and employer taxes were lower during 2022 when compared with 2021 due to a net decrease in average headcount, including the contribution of employees from CME Group's optimization businesses to the joint venture with IHS Markit in September 2021.
•A decrease in our non-qualified deferred compensation liability during 2022, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to a decrease in compensation and benefits expense.
•Employee separation and retention costs were lower in 2022 compared with 2021 due to a lower reduction in workforce.
•Professional fees and outside services expense decreased due to one-time legal and other professional fees incurred in 2021 related to our joint venture with IHS Markit. The decrease in professional fees was partially offset by an increase in consulting fees attributable to CME Group's partnership with Google Cloud, which was signed in November 2021.
•In 2022, we recognized a net gain of $13.2 million, compared to a net gain of $0.4 million in 2021, due to currency exchange rate fluctuations. Gains and losses from exchange rate fluctuations are recognized in the consolidated statements of net income when subsidiaries with a U.S. dollar functional currency hold certain monetary assets and liabilities denominated in foreign currencies.
Increases in operating expenses in 2022 when compared with 2021 were as follows:
•Bonus expense increased in 2022 largely due to performance relative to our 2022 cash earnings target when compared with 2021 performance relative to our 2021 cash earnings target.
•Licensing and other fee agreements expense increased in 2022 due to higher volumes for certain equity products during 2022 compared with 2021.
Non-Operating Income (Expense)

			Year-over-Year Change
(dollars in millions)	2022	2021	2022-2021
Investment income	$2,198.4	$306.9	n.m.
Interest and other borrowing costs	(162.7)	(166.9)	(2)
Equity in net earnings (losses) of unconsolidated subsidiaries	301.1	245.8	22
Other income (expense)	(1,862.4)	342.6	n.m.
Total Non-Operating	$474.4	$728.4	(35)
_________
n.m. not meaningful
Investment income. In 2022 when compared with 2021, there was an increase in earnings from reinvested cash performance bond and guaranty fund contributions due to a higher rate of interest earned in the cash accounts at the Federal Reserve Bank of Chicago following interest rate hikes in 2022. In 2022 and 2021, earnings from cash performance bond and guaranty fund contributions were $2,169.5 million and $173.9 million, respectively. The increase in income was partially offset by a decrease in net realized and unrealized gains on investments as well as a decrease in earnings on our deferred compensation plan, the impact of which does not affect net income because of an equal and offsetting change in compensation and benefits expense.

Equity in net earnings (losses) of unconsolidated subsidiaries. Higher income generated from our S&P Dow Jones Indices LLC business venture contributed to an increase in equity in net earnings (losses) of unconsolidated subsidiaries in 2022 when compared with 2021. We also recognized our share of net earnings on our investment in OSTTRA, our joint venture with IHS Markit that was formed in September 2021.
Other income (expense). In 2022 when compared with 2021, we recognized higher expenses related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms in conjunction with higher interest income earned on our reinvestment during the period due to a higher Federal Funds rate in 2022. In 2022 and 2021, expenses related to the distribution of interest earned on collateral reinvestments were $1,889.7 million and $119.6 million, respectively. In 2021, we also recognized a net gain of $400.7 million on the deconsolidation and contribution of our optimization business to OSTTRA.
Income Tax Provision
The following table summarizes the effective tax rate for the periods presented:

	2022	2021	Year-over-Year Change
			2022-2021
Year ended December 31	22.9%	21.8%	1.1%
The effective tax rate increased in 2022 when compared with 2021. In 2021, we recognized a gain on the deconsolidation and contribution of our optimization business to OSTTRA, which was not taxable. The impact of the gain in 2021 was partially offset by an increase to the statutory rate in the United Kingdom in 2021.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements
We have historically met our funding requirements with cash generated by our ongoing operations. However, we have used our commercial paper program from time to time to fund large short-term funding needs. While our cost structure is generally fixed in the short term, our sources of operating cash are largely dependent on contract trading volume levels. In addition to using our existing cash, cash equivalents, marketable securities and cash generated from operations, we may continue to utilize our commercial paper program to meet our working capital needs, capital expenditures and other commitments. It is also possible that we may need to raise additional funds to finance our activities through future public debt offerings or by direct borrowings from financial institutions through our committed revolving credit facilities.
Cash will also be required for non-cancellable purchase obligations as at December 31, 2022. Commitments include material contractual purchase obligations that are non-cancellable. Purchase obligations relate to advertising, licensing, hardware, software and maintenance as well as telecommunication services. Aside from the table below, we have certain other arrangements that have a perpetual term for which we pay a minimum of $5.0 million per year. At December 31, 2022, future minimum payments due under purchase obligations were payable as follows (in millions):

Year
2023	$92.6
2024-2025	184.0
2026-2027	215.1
Thereafter	733.0
Total	$1,224.7
Future capital expenditures for technology are anticipated as we continue to support our growth through increased system capacity, performance improvements, integration of acquired platforms and improvements to some of our office spaces. Each year, capital expenditures are incurred for improvements to and modification of our offices, remote data centers, telecommunications network and other operating equipment. In 2023, we expect capital expenditures to total approximately $100.0 million, net of any leasehold improvement allowances. We continue to monitor our capital needs and may revise our forecasted expenditures as necessary in the future.
We intend to continue to pay a regular quarterly dividend to our shareholders, with a target of between 50% to 60% of the prior year's cash earnings. The decision to pay a dividend and the amount of the dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. We are also required to comply with restrictions contained in the general corporation laws of our state of incorporation, which could limit our ability to declare and pay dividends. On February 2, 2023, the company declared a regular quarterly dividend of $1.10 per share for all outstanding common and preferred shares. The dividend will be payable on March 27, 2023 to shareholders of record on March 10, 2023. Assuming no changes in the number of shares outstanding, the first quarter dividend payment will total approximately $400.0 million. The board of directors also declared an additional, annual variable dividend of $4.50 per share on December 8, 2022 paid on January 18, 2023 to the shareholders of record on December 28, 2022. In general, the amount of the annual variable dividend will be determined by the end of each year, and the level will increase or decrease from year to year based on operating results, capital expenditures, potential merger and acquisition activity and other forms of capital return, including regular dividends and share buybacks during the prior year.
Sources and Uses of Cash
The following is a summary of cash flows from operating, investing and financing activities.

			Year-over-Year Change
(dollars in millions)	2022	2021	2022-2021
Net cash provided by operating activities	$3,056.0	$2,402.4	27%
Net cash provided by (used in) investing activities	(489.8)	58.4	n.m.
Net cash provided by financing activities	(25,381.7)	69,908.7	n.m.
_________
n.m. not meaningful
Operating activities
Net cash provided by operating activities was higher in 2022 compared with 2021, largely due to an increase in clearing and transaction fee revenue. This was partially offset by income tax payments which were higher in 2022 compared with 2021.
Investing activities
The increase in cash used in investing activities in 2022 compared with 2021 was largely due to the additional investment in S&P Dow Jones Indices LLC of $410.0 million. In addition, we received $100.7 million from the OSTTRA joint venture transaction and additional proceeds from sales of investments in 2021.
Financing activities
Cash used in financing activities was higher in 2022 when compared with 2021 mainly due to a decrease in cash performance bonds and guaranty fund contributions. In addition, there was an increase in dividends paid in 2022. In 2021, we received proceeds of $965.0 million from the issuance of preferred shares in connection with our partnership with Google Cloud.
Debt Instruments
The following table summarizes our debt outstanding as of December 31, 2022:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to CME Clearing, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At December 31, 2022, guaranty fund contributions available to collateralize the facility totaled $6.9 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At December 31, 2022, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At December 31, 2022, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds that it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At December 31, 2022, the letters of credit totaled $330.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.
The following table summarizes our credit ratings as of December 31, 2022:

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
Liquidity and Cash Management
Cash and cash equivalents, excluding restricted cash, totaled $2.7 billion and $2.8 billion at December 31, 2022 and December 31, 2021, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
Our practice is to have our pension plan 100% funded at each year end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Based on our actuarial projections, we estimate that no additional contribution will be necessary in 2023 to meet our funding goal. However, the amount of the actual contribution is contingent on various factors, including the actual rate of return on our plan assets during 2023 and the December 31, 2023 discount rate.

Regulatory Requirements
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
BrokerTec Americas LLC is required to maintain sufficient net capital under Securities Exchange Act of 1934, as amended (Exchange Act), Rule 15c3-1 (the Net Capital Rule). The Net Capital Rule focuses on liquidity and is designed to protect securities customers, counterparties, and creditors by requiring that broker-dealers have sufficient liquid resources on hand at all times to satisfy claims promptly. Rule 15c3-3, or the customer protection rule, which complements Rule 15c3-1, is designed to ensure that customer property (securities and funds) in the custody of broker-dealers is adequately safeguarded. By law, both of these rules apply to the activities of registered broker-dealers, but not to unregistered affiliates. The firm began operating as a (k)(2)(i) broker-dealer in November 2017 following notification to the Financial Industry Regulatory Authority and the SEC. A company operating under the (k)(2)(i) exemption is not required to lock up customer funds as would otherwise be required under Exchange Act Rule 15c3-3.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to various market risks, including those caused by changes in interest rates, credit and foreign currency exchange rates.
Interest Rate Risk
Debt outstanding at December 31, 2022 consisted of fixed-rate borrowings of $3.4 billion (in U.S. dollar equivalent). Changes in interest rates impact the fair values of fixed-rate debt, but do not impact earnings or cash flows. We did not have any variable-rate borrowings at December 31, 2022.
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
In the unlikely event of a payment default by a clearing firm, we would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm's guaranty fund contributions, performance bonds and any other available assets, such as assets required for clearing membership and any associated trading rights. Thereafter, if the payment default remains unsatisfied, we would use our corporate contributions designated for the respective financial safeguard package. We would then use guaranty fund contributions of other clearing firms within the respective financial safeguard package and funds collected through an assessment against non-defaulting clearing firms within the respective financial safeguard package to satisfy the deficit.
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
At December 31, 2022, aggregate performance bond deposits for clearing firms for both financial safeguard packages was $231.5 billion, including cash performance bond deposits, non-cash deposits, Interest Earnings Facility funds and letters of credit. A defaulting firm's performance bond deposits can be used in the event of default of that clearing firm.
The following shows the available assets at December 31, 2022 in the event of a payment default by a clearing firm for the base financial safeguard package after first utilizing the defaulting firm's available assets:

(in millions)	Clearing House Available Assets
Designated corporate contributions for futures and options(1)	$100.0
Guaranty fund contributions(2)	4,404.5
Assessment powers(3)	12,112.2
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

The following shows the available assets for the interest rate swap financial safeguard package at December 31, 2022 in the event of a payment default by a clearing firm that clears interest rate swap contracts, after first utilizing the defaulting firm's available assets:

(in millions)	Clearing House Available Assets
Designated corporate contributions for interest rate swap contracts(1)	$150.0
Guaranty fund contributions(2)	2,508.2
Assessment powers(3)	528.8
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
(3)In the event of a clearing firm default, if a loss continues to exist after the utilization of the assets of the defaulted firm, our corporate contribution and the non-defaulting firms' guaranty fund contributions, we would assess non-defaulting clearing members as provided in the rules governing the interest rate swap guaranty fund. Assessment powers are calculated to reflect the potential obligation that each clearing member could be called for based on potential failure of the third and fourth largest clearing member; however, the total amount available would be reduced by the defaulted clearing members' assessment obligations since they would no longer be able to satisfy their obligations.
BrokerTec Americas Matched Principal Business
BrokerTec Americas maintains a matched principal business, where it serves as a fully matched counterparty to offsetting positions entered into by clients on its electronic trading platform to facilitate anonymity and access to clearing and settlement. BrokerTec Americas uses Fixed Income Clearing Corporation (FICC), a third-party central clearing house as well as a third-party clearing bank for the settlement of transactions and is required to post short-term margin requirements twice a day that can vary based on the size of unsettled transactions and any adverse market changes. At December 31, 2022, the balance of the collateral at FICC was $100.0 million, which was included in other current assets on the consolidated balance sheet.
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
Aggregate transaction gains (losses) for 2022, 2021 and 2020 were $13.2 million, $0.4 million and $(9.3) million, respectively. We expect the foreign currency gain/loss to continue to fluctuate as long as we continue to hold monetary assets and liabilities at those subsidiaries. Market uncertainty could potentially lead to significant volatility with foreign currency exchange rates, which could result in additional foreign currency gain/loss.
Foreign Currency Translation Risk
We have foreign currency translation risk related to the translation of our foreign consolidated and unconsolidated subsidiaries' assets, liabilities, revenues and expenses from their respective functional currencies to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets, liabilities, revenues and expenses we report on our consolidated balance sheets and consolidated statements of income. The financial statements of those foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive income, which is a component of shareholders' equity and comprehensive income. Aggregate translation gains (losses), net of tax, for 2022, 2021 and 2020 were $(195.4) million, $(62.0) million and $134.3 million, respectively.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data; shares in thousands)

	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$2,720.1	$2,834.9
Marketable securities	96.0	115.0
Accounts receivable, net of allowance of $8.1 and $5.6	483.2	434.5
Other current assets (includes $4.9 and $4.8 in restricted cash)	529.8	427.8
Performance bonds and guaranty fund contributions	135,249.2	157,949.6
Total current assets	139,078.3	161,761.8
Property, net	455.5	505.3
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	3,269.7	3,532.0
Goodwill	10,482.5	10,528.0
Other assets (includes $0.1 and $0.5 in restricted cash)	3,714.4	3,277.9
Total Assets	$174,175.7	$196,780.3

Liabilities and Equity
Current Liabilities:
Accounts payable	$121.4	$48.8
Short-term debt	16.0	749.4
Other current liabilities	2,300.9	1,650.6
Performance bonds and guaranty fund contributions	135,249.2	157,949.6
Total current liabilities	137,687.5	160,398.4
Long-term debt	3,422.4	2,695.7
Deferred income tax liabilities, net	5,361.1	5,390.4
Other liabilities	826.0	896.5
Total Liabilities	147,297.0	169,381.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of December 31, 2022 and 2021; 4,584 issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized as of December 31, 2022 and 2021, 358,929 and 358,599 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of December 31, 2022 and 2021	—	—
Additional paid-in capital	22,261.6	22,190.3
Retained earnings	4,746.8	5,151.9
Accumulated other comprehensive income (loss)	(133.3)	53.5
Total CME Group shareholders’ equity	26,878.7	27,399.3
Total Liabilities and Equity	$174,175.7	$196,780.3

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)

	Year Ended December 31,
	2022	2021	2020
Revenues
Clearing and transaction fees	$4,142.7	$3,765.1	$3,897.4
Market data and information services	610.9	576.9	545.4
Other	265.8	347.7	440.8
Total Revenues	5,019.4	4,689.7	4,883.6
Expenses
Compensation and benefits	753.1	837.0	856.5
Technology	188.6	192.6	198.5
Professional fees and outside services	137.4	151.7	191.3
Amortization of purchased intangibles	227.7	237.6	311.2
Depreciation and amortization	134.9	147.8	153.2
Licensing and other fee agreements	320.0	236.9	244.9
Other	241.8	240.9	290.6
Total Expenses	2,003.5	2,044.5	2,246.2
Operating Income	3,015.9	2,645.2	2,637.4

Non-Operating Income (Expense)
Investment income	2,198.4	306.9	182.7
Interest and other borrowing costs	(162.7)	(166.9)	(166.2)
Equity in net earnings (losses) of unconsolidated subsidiaries	301.1	245.8	190.6
Other non-operating income (expense)	(1,862.4)	342.6	(122.4)
Total Non-Operating Income (Expense)	474.4	728.4	84.7
Income before Income Taxes	3,490.3	3,373.6	2,722.1
Income tax provision	799.3	736.7	615.7
Net Income	2,691.0	2,636.9	2,106.4
Less: net (income) loss attributable to non-controlling interests	—	(0.5)	(1.2)
Net Income Attributable to CME Group	2,691.0	2,636.4	2,105.2
Net Income Attributable to Common Shareholders of CME Group	$2,657.2	$2,617.1	$2,105.2

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$7.41	$7.30	$5.88
Diluted	7.40	7.29	5.87
Weighted Average Number of Common Shares:
Basic	358,713	358,340	357,764
Diluted	359,181	358,929	358,524

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$2,691.0	$2,636.9	$2,106.4
Other comprehensive income, net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	(2.7)	(1.0)	1.1
Reclassification of gains (losses) on sale included in investment income	—	0.3	—
Income tax benefit (expense)	0.7	0.2	(0.3)
Investment securities, net	(2.0)	(0.5)	0.8
Defined benefit plans:
Net change in defined benefit plans arising during the period	14.9	25.5	(7.4)
Amortization of net actuarial (gains) losses and prior service costs included in compensation and benefits expense	1.2	4.4	4.7
Income tax benefit (expense)	(4.1)	(7.6)	0.7
Defined benefit plans, net	12.0	22.3	(2.0)
Derivative investments:
Amortization of effective portion of net (gains) losses on cash flow hedges included in interest expense	(1.9)	(1.2)	(2.7)
Income tax benefit (expense)	0.5	0.3	0.7
Derivative investments, net	(1.4)	(0.9)	(2.0)
Foreign currency translation:
Foreign currency translation adjustments	(195.4)	(62.0)	134.3
Reclassification adjustment for loss included in other expense	—	(40.3)	0.4
Foreign currency translation, net	(195.4)	(102.3)	134.7
Other comprehensive income (loss), net of tax	(186.8)	(81.4)	131.5
Comprehensive income	2,504.2	2,555.5	2,237.9
Less: comprehensive (income) loss attributable to non-controlling interest	—	(0.5)	(1.2)
Comprehensive income attributable to CME Group	$2,504.2	$2,555.0	$2,236.7

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)

	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	357,469	3	$21,116.8	$5,008.7	$3.4	$26,128.9	$30.4	26,159.3
Net income				2,105.2		2,105.2	1.2	2,106.4
Other comprehensive income					131.5	131.5		131.5
Dividends on common stock of $5.90 per share				(2,117.7)		(2,117.7)		(2,117.7)
Impact of adoption of standards updates on credit losses				(0.3)		(0.3)		(0.3)
Exercise of stock options	123		6.9			6.9		6.9
Vesting of issued restricted Class A common stock	457		(41.4)			(41.4)		(41.4)
Shares issued to Board of Directors	17		2.9			2.9		2.9
Shares issued under Employee Stock Purchase Plan	44		7.9			7.9		7.9
Stock-based compensation			96.0			96.0		96.0
Balance at December 31, 2020	358,110	3	$21,189.1	$4,995.9	$134.9	$26,319.9	$31.6	$26,351.5

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

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at December 31, 2021	4,584	358,599	3	$22,193.9	$5,151.9	$53.5	$27,399.3
Net income					2,691.0		2,691.0
Other comprehensive income						(186.8)	(186.8)
Dividends of $8.50 per common share and preferred share					(3,096.1)		(3,096.1)
Exercise of stock options		1		0.1			0.1
Vesting of issued restricted Class A common stock		269		(24.8)			(24.8)
Shares issued to Board of Directors		19		4.0			4.0
Shares issued under Employee Stock Purchase Plan		41		7.7			7.7
Stock-based compensation				84.3			84.3
Balance at December 31, 2022	4,584	358,929	3	$22,265.2	$4,746.8	$(133.3)	$26,878.7

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income	$2,691.0	$2,636.9	$2,106.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	84.3	75.2	96.0
Amortization of purchased intangibles	227.7	237.6	311.2
Depreciation and amortization	134.9	147.8	153.2
Net losses on assets held for sale and impaired	—	—	26.3
Gain on sale of building	—	(30.4)	—
Gain on joint venture	—	(400.7)	—
(Gain)/Loss on derivative contracts	—	—	(1.5)
Net realized and unrealized (gains)/losses on investments	(4.8)	(117.0)	5.5
Deferred income taxes	(23.2)	34.8	(41.6)
Change in:
Accounts receivable	(51.1)	(45.7)	28.2
Other current assets	(76.5)	(55.4)	30.4
Other assets	87.0	61.3	71.6
Accounts payable	72.5	(18.6)	7.4
Income taxes payable	(147.8)	(120.5)	4.7
Other current liabilities	88.1	61.9	(54.3)
Other liabilities	(67.4)	(44.8)	(28.8)
Other	41.3	(20.0)	0.9
Net Cash Provided by Operating Activities	3,056.0	2,402.4	2,715.6

Cash Flows from Investing Activities
Proceeds from maturities and sales of available-for-sale marketable securities	6.3	9.4	12.3
Purchases of available-for-sale marketable securities	(4.4)	(7.8)	(11.1)
Purchases of property, net	(89.7)	(127.2)	(197.5)
Investments in business ventures	(3.1)	(4.5)	(5.5)
Proceeds from sale of business ventures	11.1	101.4	26.3
Payment for acquisition of subsidiary's interests from the non-controlling interest	—	(52.9)	—
Proceeds from the sale of building property	—	39.3	—
Net cash proceeds from OSTTRA joint venture transaction	—	100.7	—
Investment in S&P Dow Jones Indices LLC	(410.0)	—	—
Net Cash Provided by (Used in) Investing Activities	(489.8)	58.4	(175.5)

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Financing Activities
Repayment issuance of commercial paper, net	$—	$—	$(304.6)
Proceeds from debt, net of issuance costs	741.0	—	—
Repayment of other borrowings, including call premiums	(756.2)	—	—
Proceeds from preferred stock offering	—	965.0	—
Cash dividends	(2,633.5)	(2,189.3)	(2,110.0)
Change in performance bond and guaranty fund contributions	(22,700.3)	71,167.8	49,704.8
Employee taxes paid on restricted stock vesting	(24.8)	(31.7)	(41.4)
Other	(7.9)	(3.1)	(2.2)
Net Cash Provided by (Used in) Financing Activities	(25,381.7)	69,908.7	47,246.6

Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(22,815.5)	72,369.5	49,786.7
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	160,789.8	88,420.3	38,633.6
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$137,974.3	$160,789.8	$88,420.3

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$2,720.1	$2,834.9	$1,633.2
Short-term restricted cash (within other current assets)	4.9	4.8	4.7
Long-term restricted cash (within other assets)	0.1	0.5	0.6
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	135,249.2	157,949.6	86,781.8
Total	$137,974.3	$160,789.8	$88,420.3

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$973.4	$755.0	$652.7
Interest paid	133.2	133.3	133.3
Non-cash financing activities:
Declaration of annual variable dividend, payable in January 2023, January 2022 and January 2021	1,635.7	1,183.8	895.2

See accompanying notes to consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS
CME Group Inc. (CME Group) exchanges offer the widest range of global benchmark products across all major asset classes based on interest rates, equity indexes, foreign exchange (FX), agricultural, energy and metal commodities. We offer futures and options across asset classes as well as cash, repo fixed income and OTC FX trading through the CME Globex platform. In addition, it operates one of the world’s leading central counterparty clearing houses. CME Group offers clearing, settlement and guarantees for all products cleared through the clearing house.
Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX) and Commodity Exchange, Inc. (COMEX), wholly-owned subsidiaries of CME Group, are designated contract markets for the trading of futures and options contracts.
In September 2021, the company and IHS Markit launched a new joint venture, OSTTRA, to combine their post-trade services. OSTTRA performs trade processing and risk mitigation services. The company contributed the net assets of its optimization business, which included Traiana, TriOptima and Reset, to the joint venture and deconsolidated the net assets of the optimization business. The financial statements and accompanying notes presented in this report exclude the assets, liabilities, revenues and expenses from the optimization business and include an investment in the joint venture and equity in net earnings from the joint venture after September 2021.
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
Financial Investments. The company maintains short-term and long-term investments, classified as equity method investments, available-for-sale debt securities, equity investments in privately-held entities, and trading securities. Available-for-sale debt securities are carried at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Trading securities held in connection with non-qualified deferred compensation plans are recorded at fair value, with net realized and unrealized gains and losses and dividend income reported as investment income. For equity investments in privately-held entities that do not have a readily determinable fair value, our accounting policy is to utilize the measurement alternative for valuation of these investments, which permits the company to estimate fair value at cost minus impairment, plus or minus changes resulting from observable price movements. Additionally, the company maintains long-term investments accounted for under the equity method, which requires that the company recognize its share of net income (loss) and other comprehensive income (loss) in the investee as an adjustment to the carrying amount of the investment each reporting period.
The company reviews its investment portfolio at least quarterly, as well as whenever facts or circumstances exist which indicate that the carrying value of an investment is greater than its fair value. For investments not carried at fair value, the carrying value of the investment is reduced to its fair value and a corresponding impairment expense is charged to earnings, if events and circumstances indicate that a markdown to fair value is warranted. Declines in the fair value of available-for-sale debt securities that are deemed to represent indicators of impairment are charged to earnings as a realized loss.
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

Derivative Investments. The company occasionally uses derivative instruments to limit exposure to changes in interest rates and foreign currency exchange rates. Derivatives are recorded at fair value on the consolidated balance sheets. For those derivatives that meet the criteria for hedge accounting and are classified as effective cash flow hedges, changes in the fair value of derivative financial instruments are initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged item affects income. The company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivative financial instruments that are designated as cash flow hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. For any hedges no longer deemed effective or for which hedge accounting is not applied, changes in fair value of the derivative instruments are recognized in earnings within other non-operating income (expense). There were no outstanding derivative instruments at December 31, 2022.
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
Property. Property is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, generally over two to twenty years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Land is reported at cost. Internal and external costs incurred in developing, obtaining, or implementing computer software for internal use which meet the requirements for capitalization are amortized on a straight-line basis over the estimated useful life of the software, generally two to four years, but up to eight years for certain trading and clearing applications, depending upon expected useful lives.
Leases. The company accounts for our leases of office space as operating leases. Landlord allowances are recorded as a direct reduction to the capitalized lease asset, which is reported in other assets and amortized to rent expense over the term of the lease. Both lease and direct non-lease costs are accounted for as a single lease component for purposes of capitalization on the consolidated balance sheets.The associated lease liability represents the present value of lease payments remaining in the lease term and is recorded within current and other liabilities depending upon the balance sheet classification of the payment obligations as short-term or long-term. For sale leaseback transactions, the company evaluates the sale and the lease arrangement based on the company's conclusion as to whether control of the underlying asset has been transferred and recognizes the sale leaseback as either a sale transaction or under the financing method, which requires the asset to remain on the consolidated balance sheets throughout the term of the lease and the proceeds to be recognized as a financing obligation. A portion of the lease payments is recognized as a reduction of the financing obligation and a portion is recognized as interest expense based on an imputed interest rate.
Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The company reviews goodwill for impairment at least quarterly and whenever events or circumstances indicate that the carrying value may not be recoverable. The company may test goodwill quantitatively for impairment by comparing the carrying value of a reporting unit to its estimated fair value. Estimating the fair value of a reporting unit involves significant judgments inherent in the analysis, including estimating the amount and timing of future cash flows and the selection of appropriate discount rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit. If the carrying amount exceeds fair value, an impairment loss is recorded. In certain circumstances, goodwill may be reviewed qualitatively for indications of impairment without utilizing valuation techniques to estimate fair value.
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
Foreign Currency Translation. Foreign currency denominated monetary assets and liabilities are re-measured into the functional currency using period-end exchange rates. Gains and losses from foreign currency transactions are included in other expense on the accompanying consolidated statements of income. When the functional currency differs from the reporting currency, revenues and expenses of foreign subsidiaries are translated from their functional currencies into U.S. dollars using weighted-average exchange rates while their assets and liabilities are translated into U.S. dollars using period-end exchange rates. Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income (loss) within shareholders' equity.
Revenue Recognition. Revenue recognition policies for specific sources of revenue are discussed below.
Clearing and Transaction Fees. Clearing and transaction fees include per-contract charges for trade execution, clearing, trading on the company's electronic trading platforms, portfolio reconciliation and compression services, risk mitigation, and other fees. Fees are charged at various rates based on the product traded, the method of trade, the exchange trading privileges of the customer making the trade and the type of contract. The majority of our clearing and transaction fees are recognized as revenue upon successful execution of the trade. Therefore, unfilled or canceled buy and sell orders have no impact on revenue. On occasion, the customer's exchange trading privileges may not be properly entered by the clearing firm and incorrect fees are charged for the transactions. When this information is corrected within the time period allowed by the company, a fee adjustment is provided to the clearing firm. A reserve is established for estimated fee adjustments to reflect corrections to customer exchange trading privileges. The reserve is based on the historical pattern of adjustments processed as well as management's estimate of future adjustment activity. The company believes the reserve is adequate to cover estimated adjustments as of December 31, 2022 and 2021.
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

Concentration of Revenue. One clearing firm represented at least approximately 10% of the company's clearing and transaction fee revenue in 2022, 2021 and 2020. Should a clearing firm withdraw from the company, management believes that the customer portion of that firm's trading activity would likely transfer to another clearing firm. Therefore, management does not believe that the company is exposed to significant risk from the ongoing loss of revenue received from a particular clearing firm.
The two largest resellers of market data represented approximately 33% of market data and information services revenue in 2022, 34% in 2021, and 35% in 2020. Should one of these vendors no longer subscribe to the company's market data, management believes that the majority of that firm's customers would likely subscribe to the market data through another reseller. Therefore, management does not believe that the company is exposed to significant risk from a loss of revenue received from any particular market data reseller.
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
The company does not currently expect any pending accounting pronouncements to have a material impact on the consolidated financial statements.
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
The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Interest rates	$1,326.8	$1,121.9	$1,008.1
Equity indexes	1,016.3	752.1	803.7
Foreign exchange	188.3	159.2	163.3
Agricultural commodities	444.7	457.8	462.2
Energy	585.5	616.5	699.3
Metals	196.9	198.8	248.0
BrokerTec fixed income	164.7	172.0	173.3
EBS foreign exchange	154.1	164.3	179.3
Optimization	—	59.9	94.8
Interest rate swap	65.4	62.6	65.4
Total clearing and transaction fees	4,142.7	3,765.1	3,897.4
Market data and information services	610.9	576.9	545.4
Other	265.8	347.7	440.8
Total revenues	$5,019.4	$4,689.7	$4,883.6

Timing of Revenue Recognition
Services transferred at a point in time	4,044.3	3,656.6	3,785.6
Services transferred over time	955.3	1,021.5	1,091.8
One-time charges and miscellaneous revenues	19.8	11.6	6.2
Total revenues	$5,019.4	$4,689.7	$4,883.6
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during 2022 were not materially impacted by any other factors. The balance of contract liabilities was $12.7 million and $15.2 million as of December 31, 2022 and 2021, respectively.

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
Each clearing firm is required to deposit and maintain balances in the form of cash, U.S. government securities, certain foreign government securities, bank letters of credit or other approved collateral to satisfy performance bond and guaranty fund requirements. All non-cash deposits and certain cash deposits with foreign currency exposure are marked-to-market and haircut on a daily basis. Securities deposited by the clearing firms are not reflected on the consolidated financial statements and the clearing house does not earn any interest on these deposits. These balances may fluctuate significantly over time due to investment choices available to clearing firms and changes in the amount of contributions required.
The clearing house marks-to-market open positions at least once a day (twice a day for futures and options contracts), and requires payment from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. The clearing house has the capability to mark-to-market more frequently as market conditions warrant.
Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure at the time of default related to positions other than interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral deposits. For cleared interest rate swap contracts, the maximum exposure at the time of default related to the clearing house's guarantee would be one full day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral. The clearing firms' collateral requirements are sized to cover at least one day of anticipated price movements. During 2022, the clearing house transferred an average of approximately $6.0 billion a day through the clearing system for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its exposure through maintenance performance bond requirements and guaranty fund contributions. For futures and options products, the clearing firms' collateral requirements are sized to cover at least one day of anticipated price movements. For cleared swap products, the clearing firms' collateral requirements are sized to cover at least five days of anticipated price movements. Management has assessed the fair value of the company's settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at December 31, 2022.
CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At December 31, 2022 and 2021, the clearing house maintained $124.9 billion and $146.1 billion, respectively, within the cash accounts at the Federal Reserve Bank of Chicago. The cash deposited at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
CME and The Options Clearing Corporation (OCC) have a perpetual cross-margin arrangement, whereby a clearing firm may maintain a cross-margin account in which a clearing firm's positions in certain equity index futures and options are combined with certain positions cleared by OCC for purposes of calculating performance bond requirements. The performance bond deposits are held jointly by CME and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or CME's proportionate share per that agreement. If a participating firm defaults, the gain or loss on the liquidation of the firm's open position and the proceeds from the liquidation of the cross margin account would be allocated equally between CME and OCC. In the event of a remaining loss, CME would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm's guaranty fund contributions, performance bonds and any other available assets, such as assets required for clearing membership and any associated trading rights. Thereafter, if the payment default remains unsatisfied, the clearing house would use its corporate contributions designated for the respective financial safeguard package. The clearing house would then use guaranty fund contributions of other clearing firms within the respective financial safeguard package and funds collected through an assessment against solvent clearing firms within the respective financial safeguard package to satisfy the deficit.
In addition, CME has a cross-margin arrangement with Fixed Income Clearing Corporation (FICC) whereby certain of the clearing firms' offsetting positions with CME and FICC are subject to reduced performance bond requirements. Clearing firms maintain separate performance bond deposits with each clearing house, but based on the net offsetting positions between CME and FICC, each clearing house may reduce that firm's performance bond requirements. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open positions and the proceeds from the liquidation of the cross margin account would be allocated between CME and FICC pursuant to a publicly-available cross-margining agreement. In the event of a remaining loss, CME would first apply assets of the defaulting clearing firm to satisfy its payment obligation. These assets include the defaulting firm's guaranty fund contributions, performance bonds and any other available assets, such as assets required for clearing membership and any associated trading rights. Thereafter, if the payment default remains unsatisfied, the clearing house would use its corporate contributions designated for the respective financial safeguard package. The clearing house would then use guaranty fund contributions of other clearing firms within the respective financial safeguard package and funds collected through an assessment against solvent clearing firms within the respective financial safeguard package to satisfy the deficit.
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
CME maintains a 364-day multi-currency line of credit with a consortium of domestic and international banks to be used in certain situations by the clearing house. CME may use the proceeds to provide temporary liquidity in the unlikely event of a clearing firm default, in the event of a liquidity constraint or default by a depositary (custodian of the collateral), or in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between CME and its clearing firms. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets of a defaulting firm can be used to collateralize the facility. The line of credit provides for borrowings of up to $7.0 billion. At December 31, 2022, guaranty fund contributions available to collateralize the facility were $6.9 billion. CME has the option to request an increase in the line from $7.0 billion to $10.0 billion, subject to the approval of participating banks. In addition to the 364-day fully secured, committed multi-currency line of credit, the company also has the option to use the $2.3 billion multi-currency revolving senior credit facility to provide liquidity for the clearing house in the unlikely event of default.
The clearing house is required under the Commodity Exchange Act in the U.S. to segregate cash and securities deposited by clearing firms from its clearing member customers. In addition, the clearing house requires segregation of all funds deposited by its clearing firms from operating funds.
Cash and non-cash deposits held as performance bonds and guaranty fund contributions at fair value at December 31, 2022 and 2021 were as follows:

	2022		2021
(in millions)	Cash	Non-Cash Deposits and IEF Funds (1)	Cash	Non-Cash Deposits and IEF Funds (1)
Performance bonds	$132,653.7	$94,127.2	$151,094.8	$70,005.3
Guaranty fund contributions	2,450.3	5,026.0	6,745.6	3,326.1
Cross-margin arrangements	142.6	561.1	83.6	—
Performance bond collateral for delivery	2.6	2.1	25.6	2.1
Total	$135,249.2	$99,716.4	$157,949.6	$73,333.5
  _______________
(1) IEF funds include customer-directed investments in IEF funds that are not included on the consolidated balance sheets.

Cross-margin arrangements include collateral for the cross-margin accounts with OCC and FICC.
Cash performance bonds may include intraday settlement, if any, that is owed to the clearing firms and paid the following business day. The balance of intraday settlements was $436.7 million and $156.4 million at December 31, 2022 and 2021, respectively. Intraday settlements may be invested on an overnight basis and are offset by an equal liability owed to clearing firms.
In addition to cash, securities and other non-cash deposits, irrevocable letters of credit may be used as performance bond deposits for clearing firms. At December 31, 2022 and 2021, these letters of credit, which are not included in the accompanying consolidated balance sheets, were as follows:

(in millions)	2022	2021
Performance bonds	$4,674.3	$3,739.5
Performance bond collateral for delivery	3,445.0	2,603.7
Total Letters of Credit	$8,119.3	$6,343.2
All cash, securities and letters of credit posted as performance bonds are only available to meet the financial obligations of that clearing firm to the clearing house.
5. PROPERTY
A summary of the property accounts at December 31, 2022 and 2021 is presented below:

(in millions)	2022	2021	Estimated Useful Life
Building and building improvements	$132.2	$132.3	1 - 10 years
Leasehold improvements	224.8	232.3	3 - 19 years
Furniture, fixtures and equipment	551.3	519.1	2 - 7 years
Software and software development costs	692.4	661.1	2 - 4 years
Total property	1,600.7	1,544.8
Less accumulated depreciation and amortization	(1,145.2)	(1,039.5)
Property, net	$455.5	$505.3

6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consisted of the following at December 31, 2022 and 2021:

	2022			2021
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Deconsolidation(2)	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,685.8	$(1,909.7)	$2,776.1	$5,818.2	$(1,847.7)	$(950.0)	$3,020.5
Technology-related intellectual property	62.5	(55.8)	6.7	175.3	(76.3)	(84.6)	14.4
Other	69.5	(32.6)	36.9	105.7	(35.5)	(23.1)	47.1
Total Amortizable Intangible Assets	$4,817.8	$(1,998.1)	$2,819.7	$6,099.2	$(1,959.5)	$(1,057.7)	$3,082.0

Indefinite-Lived Intangible Assets:
Trade names			450.0				450.0
Total Intangible Assets—Other, Net			$3,269.7				$3,532.0
Trading products (1)			$17,175.3				$17,175.3
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
The originally assigned useful lives for the amortizable intangible assets as of December 31, 2022 are as follows:

Clearing firm, market data and other customer relationships	5 - 30 years
Technology-related intellectual property	5 - 9 years
Other	3 - 24.5 years
Total amortization expense for intangible assets was $227.7 million, $237.6 million and $311.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)
2023	$228.0
2024	221.3
2025	221.3
2026	221.3
2027	220.0
Thereafter	1,707.8

Goodwill activity consisted of the following for the years ended December 31, 2022 and 2021:

(in millions)	Balance at December 31, 2021	Deconsolidation(1)	Other Activity (2)	Balance at December 31, 2022
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	2,959.0	—	(45.5)	2,913.5
Other	40.4	—	—	40.4
Total Goodwill	$10,528.0	$—	$(45.5)	$10,482.5
(in millions)	Balance at December 31, 2020	Deconsolidation(1)	Other Activity (2)	Balance at December 31, 2021
CBOT Holdings	$5,066.4	$—	$—	$5,066.4
NYMEX Holdings	2,462.2	—	—	2,462.2
NEX	3,229.8	(246.2)	(24.6)	2,959.0
Other	40.4	—	—	40.4
Total Goodwill	$10,798.8	$(246.2)	$(24.6)	$10,528.0
 _______________
1) The activity from deconsolidation includes goodwill as part of the contribution of the net assets of the optimization business to OSTTRA.
2) Other activity includes currency translation adjustments.
7. LONG-TERM INVESTMENTS
The company maintains various long-term investments as described below. The investments are recorded in other assets on the consolidated balance sheets.
DME Holdings Limited. The company owns a 50% interest in DME Holdings Limited (DME Holdings), and accounts for its investment in DME Holdings using the equity method of accounting. The carrying amount of the company's investment in DME Holdings was $13.3 million at December 31, 2022. The company and DME Holdings maintain an agreement for Dubai Mercantile Exchange futures contracts to be exclusively traded on the CME Globex platform.
OSTTRA. In January 2021, the company announced that it agreed with IHS Markit to combine their post-trade services into a new joint venture. The joint venture, OSTTRA, was launched in September 2021. OSTTRA performs trade processing and risk mitigation services. The company contributed the net assets of its optimization business, which included Traiana, TriOptima and Reset, to the new joint venture in exchange for $112.5 million in cash and a 50% equity interest in OSTTRA. In September 2021, the company deconsolidated its optimization business. The company recognized a net gain of $400.7 million on the transaction in other non-operating income on the consolidated statements of net income during 2021. The company accounts for its investment using the equity method of accounting. The carrying amount of the company's investment in OSTTRA was $1.3 billion at December 31, 2022.
S&P Dow Jones Indices LLC. In June 2022, the company invested $410.0 million in S&P Dow Jones Indices LLC, which S&P Dow Jones Indices LLC used as part of the consideration for its acquisition of the IHS Markit index business. The company continues to own a 27% interest in S&P Dow Jones Indices LLC and accounts for its investment in S&P Dow Jones Indices LLC using the equity method of accounting. The carrying amount of the company's investment in S&P Dow Jones Indices LLC was $1.4 billion at December 31, 2022. The company has long-term exclusive licensing agreements with S&P Dow Jones Indices LLC to list products based on the Standard & Poor's Indices and Dow Jones Indices.
Shanghai CFETS-NEX International Money Broking Co., Ltd. The company owns a 33% interest in Shanghai CFETS-NEX International Money Broking Co., Ltd. (CFETS) and accounts for its investment in CFETS using the equity method of accounting. The carrying amount of the company's investment in CFETS was $45.0 million at December 31, 2022.

8. DEBT
Short-term debt consisted of the following at December 31, 2022 and 2021 (in U.S. dollar equivalents):

(in millions)	2022	2021
$750.0 million fixed rate notes due September 2022, stated rate of 3.00% (1)	$—	$749.4
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	16.0	—
Total short-term debt	$16.0	$749.4
 _______________
(1)The company maintained a forward-starting interest rate swap agreement that modified the interest obligation associated with these notes so that the interest payable on the notes effectively became fixed at a rate of 3.32%.
Long-term debt outstanding consisted of the following at December 31, 2022 and 2021 (in U.S. dollar equivalents):

(in millions)	2022	2021
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	$—	$16.8
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	748.4	747.7
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	497.7	497.2
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	741.7	—
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (2)	743.7	743.4
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	690.9	690.6
Total long-term debt	$3,422.4	$2,695.7
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
Short term and long-term debt maturities, at par value (in U.S. dollar equivalents), were as follows as of December 31, 2022:

(in millions)	Par Value
2023	$16.0
2024	—
2025	750.0
2026	—
2027	—
Thereafter	2,700.0

9. INCOME TAXES
The company is subject to regulation under a wide variety of U.S., federal, state and foreign tax laws and regulations. Income before income taxes and the income tax provision consisted of the following for the years ended December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Income before income taxes:
Domestic	$3,291.7	$2,728.5	$2,640.7
Foreign	198.6	645.1	81.4
Total	$3,490.3	$3,373.6	$2,722.1
Income tax provision:
Current:
Federal	$620.5	$509.2	$488.4
State	177.1	173.7	140.1
Foreign	24.9	19.0	28.8
Total	822.5	701.9	657.3
Deferred:
Federal	(16.3)	(4.6)	2.3
State	(7.3)	10.6	(36.8)
Foreign	0.4	28.8	(7.1)
Total	(23.2)	34.8	(41.6)
Total Income Tax Provision	$799.3	$736.7	$615.7
Reconciliation of the U.S. federal income tax rate (statutory tax rate) to the effective tax rate is as follows:

	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.9	4.3	3.0
Gain on formation of OSTTRA	—	(2.5)	—
Statutory rate change	—	1.1	—
Foreign-derived intangible income deduction	(1.5)	(1.6)	(2.0)
Other, net	(0.5)	(0.5)	0.6
Effective Tax Expense Benefit Rate	22.9%	21.8%	22.6%
In 2022, the effective tax rate was higher than the statutory tax rate. The increase to the effective tax rate for the state taxes was partially offset by the foreign-derived intangible income (FDII) deduction.
In 2021, the effective tax rate was higher than the statutory tax rate. The increase to the effective tax rate for the state taxes and the impact of the statutory rate change in the United Kingdom was partially offset by the non-taxable gain on the formation of OSTTRA and the FDII deduction.
In 2020, the effective tax rate was higher than the statutory tax rate. The increase to the effective tax rate for the state taxes was partially offset by the FDII deduction.

At December 31, 2022 and 2021, deferred income tax assets (liabilities) consisted of the following:

(in millions)	2022	2021
Deferred Income Tax Assets:
Net operating losses	$3.7	$21.0
Accrued expenses, compensation, leases and other	135.2	163.1
Subtotal	138.9	184.1
Valuation allowance	(0.4)	(0.6)
Total deferred income tax assets	138.5	183.5
Deferred Income Tax Liabilities:
Purchased intangible assets	(5,358.8)	(5,405.8)
Other	(106.3)	(123.4)
Property	(30.4)	(40.5)
Total deferred income tax liabilities	(5,495.5)	(5,569.7)
Net Deferred Income Tax Liabilities	$(5,357.0)	$(5,386.2)
Reported as:
Net non-current deferred tax assets	$4.1	$4.2
Net non-current deferred tax liabilities	(5,361.1)	(5,390.4)
Net Deferred Income Tax Liabilities	$(5,357.0)	$(5,386.2)
A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred income tax assets may not be realized. The ultimate realization of the deferred income tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
At December 31, 2022 and 2021, the company had domestic and foreign income tax loss carry forwards of $17.6 million and $88.6 million, respectively. These amounts primarily related to losses from the acquisition of NEX Group plc, the acquisition of Pivot, Inc., and losses incurred in the operation of various foreign entities. At December 31, 2022 and 2021, the company determined that it was not more-likely-than-not that certain foreign deferred income tax assets will be fully realized.
As a result, valuation allowances of $0.4 million and $0.6 million were recorded at December 31, 2022 and 2021, respectively.
The following is a summary of the company’s unrecognized tax benefits at December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Gross unrecognized tax benefits	$280.3	$316.4	$328.2
Unrecognized tax benefits, net of tax impacts in other jurisdictions	264.4	293.1	302.4
Interest and penalties related to uncertain tax positions	28.0	42.8	43.6
Interest and penalties recognized on the consolidated statements of income	(3.8)	5.3	7.7
The company does not believe it is reasonably possible that within the next twelve months, unrecognized tax benefits will change by a significant amount.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

(in millions)	2022	2021	2020
Balance at January 1	$316.4	$328.2	$388.5
Additions based on tax positions related to the current year	8.5	10.2	20.2
Additions for tax positions of prior years	2.7	9.6	3.2
Reductions for tax positions of prior years	(9.5)	(5.1)	(10.8)
Reductions resulting from the lapse of statutes of limitations	(5.5)	(0.3)	—
Settlements with taxing authorities	(32.3)	(26.2)	(72.9)
Balance at December 31	$280.3	$316.4	$328.2
The company is subject to U.S. federal income tax as well as income taxes in Illinois and multiple other state, local and foreign jurisdictions.  As of December 31, 2022, substantially all federal, state and United Kingdom income tax matters had been concluded through 2013.

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
The following is a summary of the change in projected benefit obligation:

(in millions)	2022	2021
Balance at January 1	$386.0	$380.3
Service cost	25.7	27.8
Interest cost	12.0	10.7
Actuarial (gain) loss	(86.7)	(12.9)
Benefits paid	(20.6)	(19.9)
Balance at December 31	$316.4	$386.0
The aggregate accumulated benefit obligation was $294.4 million and $358.7 million at December 31, 2022 and 2021, respectively.
The following is a summary of the change in fair value of plan assets:

(in millions)	2022	2021	2020
Balance at January 1	$402.3	$388.2	$356.9
Actual return on plan assets	(50.0)	34.0	38.8
Benefits paid	(20.6)	(19.9)	(7.5)
Balance at December 31	$331.7	$402.3	$388.2
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
The fair value of each major category of plan assets as of December 31, 2022 and 2021 is indicated below:

(in millions)	2022	2021
Level 2:
Money market funds	$16.6	$19.8
Mutual funds:
Fixed income	131.6	158.2
U.S. equity	129.8	142.8
Foreign equity	53.7	81.5
Total	$331.7	$402.3
At December 31, 2022 and 2021, the fair value of pension plan assets exceeded the projected benefit obligation by $15.3 million and $16.3 million, respectively, and the excess was recorded as a non-current pension asset in other assets.
CME's funding goal is to have its pension plan 100% funded at each year-end on a projected benefit obligation basis, while also satisfying any minimum required contribution and obtaining the maximum tax deduction. Year-end 2022 assumptions have been used to project the assets and liabilities from December 31, 2022 to December 31, 2023. The company anticipates based on this projection that no additional contribution in 2023 will be necessary for it to meet its funding goal. However, the amount of the actual contribution is contingent on various factors, including the actual rate of return on the plan assets during 2023 and the December 31, 2023 discount rate.

The components of net pension expense and the assumptions used to determine the end-of-year projected benefit obligation and net pension expense in aggregate at December 31, 2022, 2021 and 2020 are indicated below:

(in millions)	2022	2021	2020
Components of Net Pension Expense:
Service cost	$25.7	$27.8	$26.7
Interest cost	12.0	10.7	11.7
Expected return on plan assets	(22.3)	(21.7)	(21.0)
Recognized net actuarial loss	1.4	4.5	4.8
Net Pension Expense	$16.8	$21.3	$22.2
Assumptions Used to Determine End-of-Year Benefit Obligation:
Discount rate	5.60%	3.00%	2.70%
Rate of compensation increase	4.00	4.00	4.00
Cash balance interest crediting rate	4.75	4.00	4.00
Assumptions Used to Determine Net Pension Expense:
Discount rate	3.00%	2.70%	3.40%
Rate of compensation increase	4.00	4.00	5.00
Expected return on plan assets	5.75	5.75	6.00
Interest crediting rate	4.00	4.00	4.00
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
The overall objective of the plan is to achieve required long-term rates of return in order to meet future benefit payments. The component of the investment policy for the plan that has the most significant impact on returns is the asset mix. The asset mix has a minimum and maximum range depending on asset class. The plan assets are diversified to minimize the risk of large losses by any one or more individual assets. Such diversification is accomplished, in part, through the selection of asset mix and investment management. The asset allocation for the plan, by asset category, at December 31, 2022 and 2021 was as follows:

	2022	2021
Fixed income	39.7%	39.3%
Money market funds	5.0	4.9
U.S. equity	39.1	35.5
Foreign equity	16.2	20.3
For 2023, management expects the fixed income asset class to be approximately 50% of the portfolio. The target allocation for the U.S. equity asset class is expected to range from 15% to 45% of the portfolio and the target allocation for the foreign equity asset class is expected to range from approximately 10% to 30% of the portfolio.
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

The pre-tax balance and activity of actuarial losses for the pension plan, which are included in other comprehensive income (loss), for 2022 are as follows:

(in millions)	Actuarial Loss
Balance at January 1	$48.0
Unrecognized net loss	(14.4)
Recognized as a component of net pension expense	(1.4)
Balance at December 31	$32.2
At December 31, 2022, anticipated benefit payments from the plan in future years are as follows:

(in millions)
2023	$29.0
2024	29.8
2025	30.7
2026	31.8
2027	32.4
2028-2032	169.5
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
Aggregate expense for all of the defined contribution savings plans amounted to $18.3 million, $24.7 million and $27.7 million in 2022, 2021 and 2020, respectively.
CME Non-Qualified Plans. CME maintains non-qualified plans, under which participants may make assumed investment choices with respect to amounts contributed on their behalf. Although not required to do so, CME invests such contributions in assets that mirror the assumed investment choices. The balances in these plans are subject to the claims of general creditors of the company and totaled $84.5 million and $98.6 million at December 31, 2022 and 2021, respectively. Although the value of the plans is recorded as an asset in marketable securities on the consolidated balance sheets, there is an equal and offsetting liability. The investment results of these plans have no impact on net income as the investment results are recorded in equal amounts to both investment income and compensation and benefits expense. The non-qualified plans include the following:
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
COMEX Members' Retirement Plan and Benefits. COMEX maintains a non-qualified retirement and benefit plan under the COMEX Members' Retirement Plan and Benefits plan (MRRP). This plan provides benefits to certain members of the COMEX division based on long-term membership, and participation is limited to individuals who were COMEX division members prior to NYMEX's acquisition of COMEX in 1994. No new participants were permitted into the plan after the date of this acquisition. All benefits to be paid under the MRRP are based on reasonable actuarial assumptions, which are based upon the amounts that are available and are expected to be available to pay benefits. There were no contributions to the plan in 2022, 2021 and 2020. At December 31, 2022 and 2021, the obligation for the MRRP totaled $10.3 million and $13.5 million, respectively. Assets with a fair value of $12.0 million and $16.6 million have been allocated to this plan at December 31, 2022 and 2021, respectively, and are included in marketable securities and cash and cash equivalents on the consolidated balance sheets. The balances in this plan are subject to the claims of general creditors of COMEX.
11. LEASES
Leases. The company has operating leases for datacenters and corporate offices. The operating leases have remaining lease terms of up to 15 years, some of which include options to extend or renew the leases for up to an additional five years, and some of which include options to early terminate the leases in less than 12 months. Management evaluates the exercisability of these options at least quarterly in order to determine whether the contract term must be reassessed. For a small number of the leases, primarily the international locations, management's approach is to enter into short-term leases for a lease term of 12 months or less in order to provide for greater flexibility in the local environment. For certain office spaces, the company has entered into arrangements to sublease excess space to third parties, while the original lease contract remains in effect with the landlord.
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
The components of lease costs were as follows for the years ended December 31, 2022 and 2021:

(in millions)	2022	2021
Operating lease expense:
Operating lease cost	$56.9	$63.2
Short-term lease cost	0.4	0.7
Total operating lease expense included in other expense	$57.3	$63.9

Finance lease expense:
Interest expense	$2.8	$3.1
Depreciation expense	8.7	8.7
Total finance lease expense	$11.5	$11.8

Sublease revenue included in other revenue	$10.6	$10.4
Supplemental cash flow information related to leases was as follows for years ended December 31, 2022 and 2021:

(in millions)	2022	2021
Cash outflows for operating leases	$65.4	$64.2
Cash outflows for finance leases	17.1	17.0
Supplemental balance sheet information related to leases was as follows as of December 31, 2022 and 2021:
Operating leases

(in millions)	2022	2021
Operating lease right-of-use assets	$310.6	$345.3

Operating lease liabilities:
Other current liabilities	$49.9	$47.3
Other liabilities	383.5	449.4
Total operating lease liabilities	$433.4	$496.7

Weighted average remaining lease term (in months)	121	132
Weighted average discount rate	3.8%	3.9%

Finance leases

(in millions)	2022	2021
Finance lease right-of-use assets	$71.5	$80.2

Finance lease liabilities:
Other current liabilities	$8.2	$7.9
Other liabilities	67.8	75.9
Total finance lease liabilities	$76.0	$83.8

Weighted average remaining lease term (in months)	99	111
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of December 31, 2022 for operating and finance leases:

(in millions)	Operating Leases
2023	$65.5
2024	59.4
2025	56.4
2026	52.3
2027	50.0
Thereafter	239.2
Total lease payments	522.8
Less: imputed interest	(89.4)
Present value of lease liability	$433.4

(in millions)	Finance Lease
2023	$17.2
2024	17.4
2025	17.5
2026	17.6
2027	17.8
Thereafter	58.9
Total lease payments	146.4
Less: imputed interest	(70.4)
Present value of lease liability	$76.0
12. CONTINGENCIES
Legal and Regulatory Matters. In the normal course of business, the company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry and oversight. These matters could result in censures, fines, penalties or other sanctions. Management believes the outcome of any resulting actions will not have a material impact on the company's consolidated financial position or results of operations. However, the company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential fines, penalties or injunctive or other equitable relief, if any, that may result from these matters.
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
No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of December 31, 2022 and 2021.
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
13. GUARANTEES
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2023. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2023 unless either party provides advance notice of its intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At December 31, 2022, CME was contingently liable to SGX on irrevocable letters of credit totaling $330.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company's guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at December 31, 2022.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund has an aggregate maximum payment amount of $100.0 million. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If payments to participants were to exceed this amount, payments would be pro-rated. Clearing members and customers must register in advance with the company and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at December 31, 2022.
14. CAPITAL STOCK
Shares Outstanding. The following table presents information regarding capital stock:

	December 31,
(in thousands)	2022	2021
Preferred stock authorized	10,000	10,000
Preferred stock issued and outstanding	4,584	4,584
Class A common stock authorized	1,000,000	1,000,000
Class A common stock issued and outstanding	358,929	358,599
Class B-1 common stock authorized, issued and outstanding	0.6	0.6
Class B-2 common stock authorized, issued and outstanding	0.8	0.8
Class B-3 common stock authorized, issued and outstanding	1.3	1.3
Class B-4 common stock authorized, issued and outstanding	0.4	0.4
Preferred Stock. CME Group has approximately 4.6 million shares of Series G Non-Voting Convertible Preferred Stock (Series G preferred stock) outstanding. The Series G preferred stock is non-voting and is convertible into Class A common stock at a specified conversion rate, which is initially 1:1. The Series G preferred stock ranks on a parity basis with the Class A common stock with respect to dividend and liquidation rights and therefore participates in the earnings and losses of CME Group on the same basis as Class A common stock.
Associated Trading Rights. Members of CME, CBOT, NYMEX and COMEX own or lease trading rights which entitle them access to open outcry trading, discounts on trading fees and the right to vote on certain matters as provided for by the rules of the particular exchange and CME Group's or the subsidiary's organizational documents. Each class of CME Group Class B common stock is associated with a membership in a specific division for trading at CME. A CME trading right is a separate asset that is not part of or evidenced by the associated share of Class B common stock of CME Group. The Class B common stock of CME Group is intended only to ensure that the Class B shareholders of CME Group retain rights with respect to the election of six members to the board of directors and approval rights with respect to the core rights described below.
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
CME Group Omnibus Stock Plan. CME Group has adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A common stock shares have been reserved for awards under the plan. Awards totaling 25.4 million shares have been granted and are outstanding or have been exercised under this plan at December 31, 2022 (See note 15 for further discussion).
Director Stock Plan. CME Group has adopted a Director Stock Plan under which awards are made to non-executive directors as part of their annual compensation. Effective May 4, 2022, the number of Class A available shares reserved under the plan was increased from 625,000 to 725,000, and approximately 449,000 shares have been awarded through December 31, 2022.
Employee Stock Purchase Plan. CME Group has adopted an Employee Stock Purchase Plan (ESPP) under which employees may purchase Class A shares at 90% of the market value of the shares using after-tax payroll deductions. Effective May 4, 2022, the number of Class A shares reserved under the plan was increased from 500,000 to 800,000, of which approximately 432,000 shares have been purchased through December 31, 2022 (See note 15 for further discussion).
15. STOCK-BASED PAYMENTS
CME Group adopted an Omnibus Stock Plan under which stock-based awards may be made to employees. A total of 40.2 million Class A shares have been reserved for awards under the plan. Awards totaling 25.4 million shares have been granted and are outstanding or have been exercised under the plan as of December 31, 2022. Awards granted generally vest over a four-year period, with 25% vesting one year after the grant date and on that same date in each of the following three years.

Total compensation expense for all stock-related awards (including ESPP) and total income tax benefit recognized on the consolidated statements of income for these awards at December 31, 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
Compensation expense	$84.8	$76.4	$96.9
Income tax benefit recognized	13.2	20.6	23.6
At December 31, 2022, there was $134.5 million of total unrecognized compensation expense related to employee stock-based compensation arrangements that had not yet vested. The total unrecognized expense is expected to be recognized over a weighted average period of 2.2 years.
Stock options have not been granted since 2012. The following table summarizes stock option activity for 2022. Aggregate intrinsic value is in millions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,020	$56	0.5	$0.2
Exercised	(1,020)	56	—	—
Cancelled	—	—	—	—
Outstanding at December 31, 2022	—	—	0.0	—
Exercisable at December 31, 2022	—	—	0.0	—
The total intrinsic value of options exercised during 2022, 2021 and 2020 was $0.1 million, $15.0 million and $16.7 million, respectively.
In 2022, the company granted 388,423 shares of restricted Class A common stock and restricted stock units with respect to 11,920 shares of Class A common stock. Restricted common stock and restricted stock units generally have a vesting period of two to four years. The fair value related to these grants was $76.7 million, which is recognized as compensation expense on an accelerated basis over the vesting period. Dividends are accrued on restricted Class A common stock and restricted stock units and are paid once the restricted stock vests. In 2022, the company also granted 91,964 performance shares. The fair value related to these grants was $19.5 million, which is recognized as compensation expense on a straight-lined basis over the vesting period. The vesting of these shares is contingent on meeting stated performance or market conditions, generally measured over a three-year period.
The following table summarizes restricted stock, restricted stock units and performance shares activity for 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,115,055	$205
Granted	492,307	195
Vested	(269,120)	194
Cancelled	(220,783)	204
Outstanding at December 31, 2022	1,117,459	204
The total fair value of restricted stock, restricted stock units and performance shares that vested during 2022, 2021 and 2020 was $52.2 million, $65.7 million and $79.4 million, respectively.
Under the ESPP, eligible employees may acquire shares of Class A common stock using after-tax payroll deductions made during consecutive offering periods of approximately six months in duration. Shares are purchased at the end of each offering period at a price of 90% of the closing price of the Class A common stock as reported on the Nasdaq Global Select Market. Compensation expense is recognized on the dates of purchase for the discount from the closing price. In 2022, 2021 and 2020, a total of 41,722, 37,861 and 44,029 shares, respectively, of Class A common stock were issued to participating employees. These shares are subject to a six-month holding period. Annual expense of $0.8 million for the purchase discount was recognized in 2022, 2021 and 2020.
Non-executive directors receive an annual award of Class A common stock with a value equal to $145,000. Non-executive directors could also elect to receive some or all of the cash portion of their annual stipend, up to $95,000, in shares of stock based on the closing price at the date of distribution. As a result, 18,836 shares, 13,769 shares and 17,322 shares of Class A common stock were issued to non-executive directors during 2022, 2021 and 2020, respectively. These shares are not subject to any vesting restrictions. Expense of $3.6 million, $2.9 million and $3.1 million related to these stock-based payments was recognized for the years ended December 31, 2022, 2021 and 2020, respectively.
16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2021	$1.1	$(34.8)	$66.1	$21.1	$53.5
Other comprehensive income before reclassifications and income tax benefit (expense)	(2.7)	14.9	—	(195.4)	(183.2)
Amounts reclassified from accumulated other comprehensive income	—	1.2	(1.9)	—	(0.7)
Income tax benefit (expense)	0.7	(4.1)	0.5	—	(2.9)
Net current period other comprehensive income	(2.0)	12.0	(1.4)	(195.4)	(186.8)
Balance at December 31, 2022	$(0.9)	$(22.8)	$64.7	$(174.3)	$(133.3)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2020	$1.6	$(57.1)	$67.0	$123.4	$134.9
Other comprehensive income before reclassifications and income tax benefit (expense)	(1.0)	25.5	—	(62.0)	(37.5)
Amounts reclassified from accumulated other comprehensive income	0.3	4.4	(1.2)	(40.3)	(36.8)
Income tax benefit (expense)	0.2	(7.6)	0.3	—	(7.1)
Net current period other comprehensive income	(0.5)	22.3	(0.9)	(102.3)	(81.4)
Balance at December 31, 2021	$1.1	$(34.8)	$66.1	$21.1	$53.5

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2019	$0.8	$(55.1)	$69.0	$(11.3)	$3.4
Other comprehensive income before reclassifications and income tax benefit (expense)	1.1	(7.4)	—	134.3	128.0
Amounts reclassified from accumulated other comprehensive income	—	4.7	(2.7)	0.4	2.4
Income tax benefit (expense)	(0.3)	0.7	0.7	—	1.1
Net current period other comprehensive income	0.8	(2.0)	(2.0)	134.7	131.5
Balance at December 31, 2020	$1.6	$(57.1)	$67.0	$123.4	$134.9

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
Level 3 assets include certain investments that were adjusted to fair value.
Recurring Fair Value Measurements. Financial assets recorded at fair value on the consolidated balance sheets as of December 31, 2022 and 2021 were classified in their entirety based on the lowest level of input that was significant to each asset's fair value measurement.
Financial Instruments Measured at Fair Value on a Recurring Basis:

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$11.3	$—	$—	$11.3
Mutual funds	84.5	—	—	84.5
Equity securities	0.2	—	—	0.2
Total Marketable Securities	96.0	—	—	96.0
Total Assets at Fair Value	$96.0	$—	$—	$96.0

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$16.2	$—	$—	$16.2
Mutual funds	98.6	—	—	98.6
Equity securities	0.2	—	—	0.2
Total Marketable Securities	115.0	—	—	115.0
Total Assets at Fair Value	$115.0	$—	$—	$115.0
Non-Recurring Fair Value Measurements. During 2022, the company recognized net unrealized losses on certain investments of $8.5 million. The combined fair values of these investments were estimated to be $51.9 million at December 31, 2022. These fair value assessments were based on quantitative factors, including observable price changes. The fair value measurements of the investments are considered level 3 and non-recurring. These investments are included within other assets on the consolidated balance sheets.
Fair Values of Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below that are classified as level 2 under the fair value hierarchy were estimated using quoted market prices in inactive markets.

At December 31, 2022, the fair values (in U.S. dollar equivalents) were as follows:

(in millions)	Fair Value	Level
€15.0 million fixed rate notes due May 2023	16.1	Level 2
$750.0 million fixed rate notes due March 2025	726.6	Level 2
$500.0 million fixed rate notes due June 2028	490.9	Level 2
$750.0 million fixed rate notes due March 2032	633.2	Level 2
$750.0 million fixed rate notes due September 2043	786.6	Level 2
$700.0 million fixed rate notes due June 2048	633.0	Level 2
18. EARNINGS PER SHARE
The company uses the two-class method to calculate basic and diluted earnings per common share because its Series G preferred stock are participating securities. Under the two-class method, undistributed earnings are allocated to common stock and participating securities according to their respective rights in undistributed earnings, as if all of the earnings for the period had been distributed. Basic earnings per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Net income attributable to common shareholders is reduced for preferred stock dividends earned during the period. Series G preferred stock also receives a proportionate allocation of undistributed or overdistributed earnings for the period because Series G preferred stock has a contractual obligation to share in profits and losses of the company. Diluted earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding plus potentially dilutive common shares.
Anti-dilutive stock awards were as follows for the years presented:

(in thousands)	2022	2021	2020
Stock awards	158	86	87
Total	158	86	87
The following table presents the earnings per share calculation for the years presented:

	2022	2021	2020
Net Income Attributable to CME Group (in millions)	$2,691.0	$2,636.4	$2,105.2
Less: Preferred stock dividends	(38.9)	(19.0)	—
Less: (Undistributed earnings) overdistributed earnings allocated to preferred stock	5.1	(0.3)	—
Net Income Attributable to Common Shareholders of CME Group	$2,657.2	$2,617.1	$2,105.2

Weighted Average Common Shares Outstanding (in thousands):
Basic	358,713	358,340	357,764
Effect of stock options and stock awards	468	589	760
Diluted	359,181	358,929	358,524
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$7.41	$7.30	$5.88
Diluted	7.40	7.29	5.87
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
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the company's management, including the company's Chief Executive Officer and Chief Financial Officer, have evaluated the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fourth quarter of 2022, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. The results of its assessment were reviewed with the audit committee of the board of directors.
Based on this assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP (PCAOB ID 42), an independent registered public accounting firm, as stated in the report on page 82.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CME Group Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CME Group Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 9 to the consolidated financial statements, the Company had unrecognized income tax benefits of $280.3 million related to uncertain tax positions as of December 31, 2022. Uncertainty in a tax position may arise due to the application of complex tax regulations. The Company uses significant judgment to (1) determine whether, based on the technical merits, the tax position is more likely than not to be sustained upon examination and (2) measure the amount of the tax benefit that qualifies for recognition.

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
February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CME Group Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited CME Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CME Group Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CME Group Inc. and subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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
February 27, 2023

ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted written codes of conduct applicable to all of our employees, including our Chairman and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers. In accordance with SEC rules and regulations, copies of these codes of conduct are available on our website at www.cmegroup.com under the "Investor Relations — Corporate Governance" link. In accordance with SEC rules and regulations and the listing requirements of Nasdaq, we intend to disclose promptly on the website and location specified above any substantive amendments to these codes of conduct and any waivers granted to our executive officers or Board members. In addition, we have adopted Corporate Governance Principles which govern the practices of our board of directors. You may also obtain a copy of our codes of conduct and our Corporate Governance Principles by following the instructions in the section of this Annual Report on Form 10-K entitled "Item 1 - Business - Available Information."
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of CME Group’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 4, 2023, to be filed by CME Group with the SEC pursuant to Regulation 14A within 120 days after December 31, 2022 (Proxy Statement). Additional information called for by this item is contained in Item 1 of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."
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
EQUITY COMPENSATION PLAN INFORMATION
We currently maintain the following equity compensation plans: CME Group Inc. Amended and Restated Omnibus Stock Plan, CME Group Inc. Director Stock Plan and CME Group Inc. Amended and Restated Employee Stock Purchase Plan. We do not maintain any equity compensation plans not approved by shareholders. A description of each of these plans and the number of shares authorized and available for future awards is included in note 15 of the notes to consolidated financial statements. The numbers in the following table are as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	15,457,703
Equity compensation plans not approved by security holders	—	—	—
Total	—		15,457,703
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
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Equity for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:
CME Group Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2022, 2021 and 2020
(dollars in millions)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other(1)	Balance at end of year
Year Ended December 31, 2022
Allowance for doubtful accounts	$5.6	$3.9	$(1.4)	$8.1
Allowance for deferred tax assets	0.6	—	(0.2)	0.4
Year Ended December 31, 2021
Allowance for doubtful accounts	$5.4	$1.9	$(1.7)	$5.6
Allowance for deferred tax assets	11.3	—	(10.7)	0.6
Year Ended December 31, 2020
Allowance for doubtful accounts	$3.4	$1.7	$0.3	$5.4
Allowance for deferred tax assets	10.0	1.3	—	11.3
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

3.2	Seventeenth Amended and Restated Bylaws of CME Group Inc. (incorporated by reference to Exhibit 3.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on December 9, 2022).

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

4.2
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 4.3 to CME Group Inc.'s 10-K, filed with the SEC on February 26, 2015).

4.3
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 4.4 to CME Group Inc.'s Form 10-K, filed with the SEC on February 26, 2015).

4.4
Indenture, dated August 12, 2008, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to CME Group Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2008).

4.5
Sixth Supplemental Indenture (including the form of 5.300% note due 2043), dated as of September 9, 2013, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on September 9, 2013).

4.6
Seventh Supplemental Indenture (including the form of 3.000% note due 2025), dated as of March 9, 2015, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on March 9, 2015).

4.7
Eighth Supplemental Indenture (including the form of 3.750% note due 2028), dated as of June 21, 2018, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on June 21, 2018).

4.8
Ninth Supplemental Indenture (including the form of 4.150% note due 2048), dated as of June 21, 2018, between CME Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on June 21, 2018).

4.9
Tenth Supplemental Indenture (including the form of 2.650% Notes due 2032), dated as of March 8, 2022, between CME Group Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to CME Group Inc.’s Current Report on Form 8-K filed with the SEC on March 8, 2022).

4.10	Description of securities (incorporated by reference to Exhibit 4.11 to CME Group Inc's Form 10-K, filed with the SEC on February 2, 2022).

10.	Material Contracts

10.1(1)
CME Group Inc. Third Amended and Restated Omnibus Stock Plan, amended and restated as of May 4, 2022 (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 3, 2022).

10.2(1)	CME Group Inc. Director Stock Plan, amended and restated as of May 4, 2022 (incorporated by reference to Exhibit 99.1 to CME Group Inc.’s Form S-8, filed with the SEC on June 9, 2022).

10.3(1)	Form of Equity Stipend Grant Letter for Non-Executive Directors (incorporated by reference to Exhibit 10.5 to CME Group Inc.'s Form 10-K, filed with the SEC on March 1, 2018).

10.4(1)	CME Group Inc. Employee Stock Purchase Plan, amended and restated as of May 4, 2022 (incorporated by reference to Exhibit 99.2 to CME Group Inc.’s Form S-8, filed with the SEC on June 9, 2022).

Exhibit Number	Description of Exhibit

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

10.13
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, among CME Group Inc., as Issuer, and Barclays Capital Inc., as Dealer (incorporated by reference to Exhibit 4.1 above).

10.14
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 4.2 above).

10.15
Amended and Restated Commercial Paper Dealer Agreement, dated as of October 20, 2014, between CME Group Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 4.3 above).

10.16
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

10.17
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

10.18(1)	Form of Equity Grant Letter for Restricted Shares (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Form 10-Q, filed with the SEC on November 3, 2021).

Exhibit Number	Description of Exhibit
10.19(1)	Form of Equity Grant Letter for Annual Grant of Performance Shares (incorporated by reference to Exhibit 10.2 to CME Group Inc.'s Form 10-Q, filed with the SEC on November 3, 2021).

10.20
Credit Agreement, dated as of November 12, 2021, among CME Group Inc., certain lenders, agents, arrangers, bookrunners, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on November 16, 2021).

10.21(1)
Amended and Restated Agreement, effective as of February 2, 2022, by and between CME Group Inc. and Terrence A. Duffy (incorporated by reference to Exhibit 10.1 to CME Group Inc.'s Current Report on Form 8-K, filed with the SEC on February 3, 2022).

10.22(1)
Retirement Agreement, dated as of April 12, 2022, between Chicago Mercantile Exchange Inc. and Kevin Kometer (incorporated by reference to Exhibit 10.1 to CME Group Inc.’s Current Report on Form 8-K filed with the SEC on April 14, 2022).

10.23(2)
License Agreement, dated June 29, 2012, between Standard & Poor’s Financial Services LLC and Chicago Mercantile Exchange Inc. (incorporated by reference to Exhibit 10.5 to CME Group Inc.'s Form 10-Q, filed with the SEC on August 3, 2022).

21.1*	List of Subsidiaries of CME Group Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Section 302—Certification of Terrence A. Duffy.

31.2*	Section 302—Certification of John W. Pietrowicz.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from CME Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from CME Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL.

_______________

*	Filed herewith.
(1)Management contract or compensatory plan or arrangement.
(2)Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 27th day of February, 2023.

CME Group Inc.

By:	/S/ JOHN W. PIETROWICZ
John W. Pietrowicz Senior Managing Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, in the City of Chicago and State of Illinois on the 27th day of February, 2023.

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