Form 10-Q
period 2023-03-31
CME GROUP INC.
filed 2023-05-03
CIK 1156375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
                                                 Yes   ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 12, 2023 was as follows: 359,714,515 shares of Class A common stock, $0.01 par value; 625 shares of Class B-1 common stock, $0.01 par value; 813 shares of Class B-2 common stock, $0.01 par value; 1,287 shares of Class B-3 common stock, $0.01 par value; and 413 shares of Class B-4 common stock, $0.01 par value.

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
•our ability to manage the risks, control the costs and achieve the synergies associated with our strategy for acquisitions, investments and alliances, including those associated with the performance of our joint ventures with S&P Dow Jones (S&P Dow Jones Indices LLC) in index services and in trade processing/post trade services OSTTRA), our primary data distribution partners’ actions and our partnership with Google Cloud;
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 27, 2023 and Item 1A. in Part II of this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS
CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value data; shares in thousands)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,565.2	$2,720.1
Marketable securities	105.0	96.0
Accounts receivable, net of allowance of $8.8 and $8.1	723.6	483.2
Other current assets (includes $5.1 and $4.9 in restricted cash)	547.2	529.8
Performance bonds and guaranty fund contributions	128,090.7	135,249.2
Total current assets	131,031.7	139,078.3
Property, net of accumulated depreciation and amortization of $1,175.4 and $1,145.2	440.3	455.5
Intangible assets—trading products	17,175.3	17,175.3
Intangible assets—other, net	3,217.4	3,269.7
Goodwill	10,490.5	10,482.5
Other assets (includes $0.0 and $0.1 in restricted cash)	3,684.0	3,714.4
Total Assets	$166,039.2	$174,175.7

Liabilities and Equity
Current Liabilities:
Accounts payable	$97.2	$121.4
Short-term debt	16.3	16.0
Other current liabilities	839.7	2,300.9
Performance bonds and guaranty fund contributions	128,090.7	135,249.2
Total current liabilities	129,043.9	137,687.5
Long-term debt	3,423.1	3,422.4
Deferred income tax liabilities, net	5,356.8	5,361.1
Other liabilities	831.0	826.0
Total Liabilities	138,654.8	147,297.0

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized as of March 31, 2023 and December 31, 2022; 4,584 issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2023 and December 31, 2022; 358,931 and 358,929 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3.6	3.6
Class B common stock, $0.01 par value, 3 shares authorized, issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	22,281.5	22,261.6
Retained earnings	5,229.9	4,746.8
Accumulated other comprehensive income (loss)	(130.6)	(133.3)
Total CME Group Shareholders’ Equity	27,384.4	26,878.7
Total Liabilities and Equity	$166,039.2	$174,175.7
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Quarter Ended
	March 31,
	2023	2022
Revenues
Clearing and transaction fees	$1,200.2	$1,138.1
Market data and information services	165.8	151.7
Other	75.6	56.8
Total Revenues	1,441.6	1,346.6
Expenses
Compensation and benefits	204.5	185.2
Technology	51.3	45.9
Professional fees and outside services	38.3	31.8
Amortization of purchased intangibles	56.8	58.4
Depreciation and amortization	31.9	33.5
Licensing and other fee agreements	84.7	80.9
Other	60.4	51.8
Total Expenses	527.9	487.5
Operating Income	913.7	859.1

Non-Operating Income (Expense)
Investment income	1,357.7	73.1
Interest and other borrowing costs	(39.9)	(42.5)
Equity in net earnings of unconsolidated subsidiaries	78.2	73.3
Other non-operating income (expense)	(1,152.8)	(46.7)
Total Non-Operating Income (Expense)	243.2	57.2
Income before Income Taxes	1,156.9	916.3
Income tax provision	273.1	205.3
Net Income	883.8	711.0
Net Income Attributable to Common Shareholders of CME Group	$872.7	$702.0

Earnings per Share Attributable to Common Shareholders of CME Group:
Basic	$2.43	$1.96
Diluted	2.43	1.95
Weighted Average Number of Common Shares:
Basic	358,933	358,609
Diluted	359,313	359,180
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Quarter Ended
	March 31,
	2023	2022
Net income	$883.8	$711.0
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized holding gains (losses) arising during the period	0.4	(1.3)
Income tax benefit (expense)	(0.1)	0.3
Investment securities, net	0.3	(1.0)
Defined benefit plans:
Net change in defined benefit plans arising during the period	(3.5)	(3.7)
Amortization of net actuarial (gains) losses included in compensation and benefits expense	—	0.3
Income tax benefit (expense)	0.9	0.9
Defined benefit plans, net	(2.6)	(2.5)
Derivative investments:
Reclassification of net unrealized (gains) losses to interest expense and other non-operating income (expense)	(1.2)	0.8
Income tax benefit (expense)	0.3	(0.2)
Derivative investments, net	(0.9)	0.6
Foreign currency translation:
Foreign currency translation adjustments	5.9	(22.6)
Foreign currency translation, net	5.9	(22.6)
Other comprehensive income (loss), net of tax	2.7	(25.5)
Comprehensive income	$886.5	$685.5
See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Preferred Stock, Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at December 31, 2022	4,584	358,929	3	$22,265.2	$4,746.8	$(133.3)	$26,878.7
Net income					883.8		883.8
Other comprehensive income (loss)						2.7	2.7
Dividends on common and preferred stock of $1.10 per share					(400.7)		(400.7)
Vesting of issued restricted Class A common stock		2		(0.3)			(0.3)
Stock-based compensation				20.2			20.2
Balance at March 31, 2023	4,584	358,931	3	$22,285.1	$5,229.9	$(130.6)	$27,384.4

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(dollars in millions, except per share data; shares in thousands)
(unaudited)

	Preferred Stock (Shares)	Class A Common Stock (Shares)	Class B Common Stock (Shares)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CME Group Shareholders' Equity
Balance at December 31, 2021	4,584	358,599	3	$22,193.9	$5,151.9	$53.5	$27,399.3
Net income					711.0		711.0
Other comprehensive income (loss)						(25.5)	(25.5)
Dividends on common stock of $1.00 per share					(364.0)		(364.0)
Vesting of issued restricted Class A common stock		31		(4.3)			(4.3)
Shares issued to Board of Directors		1		0.3			0.3
Stock-based compensation				20.0			20.0
Balance at March 31, 2022	4,584	358,631	3	$22,209.9	$5,498.9	$28.0	$27,736.8

See accompanying notes to unaudited consolidated financial statements.

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarter Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$883.8	$711.0
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	20.2	20.0
Amortization of purchased intangibles	56.8	58.4
Depreciation and amortization	31.9	33.5
Net realized and unrealized (gains) losses on investments	(74.8)	(3.5)
Deferred income taxes	(8.7)	(5.1)
Change in:
Accounts receivable	(241.2)	(174.0)
Other current assets	54.7	(69.7)
Other assets	19.4	19.0
Accounts payable	(24.2)	32.0
Income taxes payable	282.5	165.9
Other current liabilities	(106.7)	6.3
Other liabilities	(7.2)	(14.7)
Other	15.9	20.0
Net Cash Provided by Operating Activities	902.4	799.1

Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale marketable securities	0.7	2.7
Purchases of available-for-sale marketable securities	(0.3)	(2.2)
Purchases of property, net	(15.2)	(23.4)
Investments in privately-held equity investments	(2.4)	—
Net Cash Used in Investing Activities	(17.2)	(22.9)

Cash Flows from Financing Activities
Proceeds from debt, net of issuance costs	—	742.7
Repayment of debt, including call premium	—	(756.1)
Cash dividends	(2,035.6)	(1,543.5)
Change in performance bond and guaranty fund contributions	(7,158.5)	9,787.1
Employee taxes paid on restricted stock vesting	(0.3)	(4.3)
Other	(4.1)	(4.3)
Net Cash (Used in) Provided by Financing Activities	(9,198.5)	8,221.6

CME GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

	Quarter Ended March 31,
	2023	2022
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(8,313.3)	$8,997.8
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	137,974.3	160,789.9
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, End of Period	$129,661.0	$169,787.7

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents:
Cash and cash equivalents	$1,565.2	$2,045.7
Short-term restricted cash	5.1	4.8
Long-term restricted cash	—	0.5
Restricted cash and restricted cash equivalents (performance bonds and guaranty fund contributions)	128,090.7	167,736.7
Total	$129,661.0	$169,787.7

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$30.9	$44.6
Interest paid	41.1	43.4
Non-cash investing activities:
Accrued proceeds from sale of investments	97.9	—

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
The accompanying interim consolidated financial statements have been prepared by CME Group without audit. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the company at March 31, 2023 and December 31, 2022 and the results of operations and cash flows for the periods indicated. Quarterly results are not necessarily indicative of results for any subsequent period.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in CME Group’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC) on February 27, 2023.
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

The following table represents a disaggregation of revenue from contracts with customers by product line for the quarter ended March 31, 2023 and 2022:

	Quarter Ended March 31,
(in millions)	2023	2022
Interest rates	$444.8	$374.8
Equity indexes	269.2	259.1
Foreign exchange	47.5	44.8
Agricultural commodities	115.3	126.0
Energy	167.9	175.2
Metals	60.9	54.4
BrokerTec fixed income	39.2	44.4
EBS foreign exchange	35.8	42.3
Interest rate swap	19.6	17.1
Total clearing and transaction fees	1,200.2	1,138.1
Market data and information services	165.8	151.7
Other	75.6	56.8
Total revenues	$1,441.6	$1,346.6

Timing of Revenue Recognition
Services transferred at a point in time	$1,177.5	$1,077.3
Services transferred over time	259.5	264.7
One-time charges and miscellaneous revenues	4.6	4.6
Total revenues	$1,441.6	$1,346.6
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Certain fees for transactions, annual licenses, and other revenue arrangements are billed upfront before revenue is recognized, which results in the recognition of contract liabilities. These liabilities are recognized on the consolidated balance sheets on a contract-by-contract basis upon commencement of services under the customer contract. These upfront customer payments are recognized as revenue over time as the obligations under the contracts are satisfied. Changes in the contract liability balances during the three months ended March 31, 2023 were not materially impacted by any other factors. The balance of contract liabilities was $50.8 million and $12.7 million as of March 31, 2023 and December 31, 2022, respectively.
3. Performance Bonds and Guaranty Fund Contributions
Performance Bonds and Guaranty Fund Contribution Reinvestment. CME reinvests cash performance bonds and guaranty fund contributions and distributes a portion of the interest earned back to the clearing firms. The reinvestment of cash can include certain commercial and central bank deposits, government securities, reverse repurchase agreements, and money market funds. CME has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and is authorized to maintain cash accounts at the Federal Reserve Bank of Chicago. At March 31, 2023, CME maintained $117.5 billion within the cash account at the Federal Reserve Bank of Chicago. The cash deposit at the Federal Reserve Bank of Chicago is included within performance bonds and guaranty fund contributions on the consolidated balance sheets.
In the first quarter of 2023 and 2022, earnings from cash performance bond and guaranty fund contributions were $1,256.3 million and $73.6 million, respectively. In the first quarter of 2023 and 2022, expense related to the distribution of interest earned on collateral reinvestments was $1,163.5 million and $48.4 million, respectively. The earnings from cash performance bonds and guaranty fund contributions are included in investment income and the expense related to the distribution of interest earned is included in other non-operating income (expense) on the consolidated statements of income.
Clearing House Contract Settlement. The clearing house marks-to-market open positions at least once a day (twice a day for all futures and options contracts). Based on values derived from the mark-to-market process, the clearing house requires payments from clearing firms whose positions have lost value and makes payments to clearing firms whose positions have gained value. Under the extremely unlikely scenario of simultaneous default by every clearing firm who has open positions with unrealized losses, the maximum exposure related to positions other than cleared-only interest rate swap contracts would be one half day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral deposits.
For cleared interest rate swap contracts, the maximum exposure at the time of default related to the clearing house's guarantee would be one full day of changes in fair value of all open positions, before considering the clearing house's ability to access defaulting clearing firms' collateral.
During the first quarter of 2023, the clearing house transferred an average of approximately $5.7 billion a day through its clearing systems for settlement from clearing firms whose positions had lost value to clearing firms whose positions had gained value. The clearing house reduces its guarantee exposure through initial and maintenance performance bond requirements and mandatory guaranty fund contributions. Management has assessed the fair value of the company's settlement guarantee liability by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at March 31, 2023 and December 31, 2022. The company does not have a history of significant losses recognized on performance bond collateral as posted by our clearing members, and management currently does not anticipate any future credit losses on its performance bond assets. Accordingly, the company has not provided an allowance for credit losses on these performance bond deposits, nor has it recorded any liabilities to reflect an allowance for credit losses related to our off-balance sheet credit exposures and guarantees.
4. Intangible Assets and Goodwill
Intangible assets consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
(in millions)	Assigned Value	Accumulated Amortization	Net Book Value	Assigned Value	Accumulated Amortization	Net Book Value
Amortizable Intangible Assets:
Clearing firm, market data and other customer relationships	$4,691.3	$(1,964.2)	$2,727.1	$4,685.8	$(1,909.7)	$2,776.1
Technology-related intellectual property	62.5	(57.7)	4.8	62.5	(55.8)	6.7
Other	70.4	(34.9)	35.5	69.5	(32.6)	36.9
Total amortizable intangible assets	$4,824.2	$(2,056.8)	$2,767.4	$4,817.8	$(1,998.1)	$2,819.7

Indefinite-Lived Intangible Assets:
Trade names			450.0			450.0
Total intangible assets – other, net			$3,217.4			$3,269.7
Trading products (1)			$17,175.3			$17,175.3
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
Total amortization expense for intangible assets was $56.8 million and $58.4 million for the quarters ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

(in millions)	Amortization Expense
Remainder of 2023	$171.1
2024	221.8
2025	221.8
2026	221.8
2027	220.5
2028	214.2
Thereafter	1,496.2

Goodwill activity consisted of the following for the periods ended March 31, 2023 and December 31, 2022:

(in millions)	Balance at December 31, 2022	Other Activity (1)	Balance at March 31, 2023
CBOT Holdings	$5,066.4	$—	$5,066.4
NYMEX Holdings	2,462.2	—	2,462.2
NEX	2,913.5	8.0	2,921.5
Other	40.4	—	40.4
Total Goodwill	$10,482.5	$8.0	$10,490.5
(in millions)	Balance at December 31, 2021	Other Activity (1)	Balance at December 31, 2022
CBOT Holdings	$5,066.4	$—	$5,066.4
NYMEX Holdings	2,462.2	—	2,462.2
NEX	2,959.0	(45.5)	2,913.5
Other	40.4	—	40.4
Total Goodwill	$10,528.0	$(45.5)	$10,482.5
__________
(1) Other activity includes currency translation adjustments.
5. Debt
Short-term debt consisted of the following at March 31, 2023 and December 31, 2022:

(in millions)	March 31, 2023	December 31, 2022
€15.0 million fixed rate notes due May 2023, stated rate of 4.30%	$16.3	$16.0
Total short-term debt	$16.3	$16.0
Long-term debt consisted of the following at March 31, 2023 and December 31, 2022:

(in millions)	March 31, 2023	December 31, 2022
$750.0 million fixed rate notes due March 2025, stated rate of 3.00% (1)	$748.6	$748.4
$500.0 million fixed rate notes due June 2028, stated rate of 3.75%	497.8	497.7
$750.0 million fixed rate notes due March 2032, stated rate of 2.65%	742.0	741.7
$750.0 million fixed rate notes due September 2043, stated rate of 5.30% (2)	743.7	743.7
$700.0 million fixed rate notes due June 2048, stated rate of 4.15%	691.0	690.9
Total long-term debt	$3,423.1	$3,422.4
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
Long-term debt maturities, at par value (in U.S. dollar equivalent), were as follows at March 31, 2023:

(in millions)	Par Value
2024	$—
2025	750.0
2026	—
2027	—
2028	—
Thereafter	2,700.0

6. Contingencies
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
In addition, the company is a defendant in, and may be subject to, various other legal proceedings arising from its regular business activities. While the ultimate results of such proceedings against the company cannot be predicted with certainty, the company believes that the resolution of any of these matters on an individual or aggregate basis will not have a material impact on its consolidated financial position or results of operations.
No accrual was required for contingent legal and regulatory matters as none were probable and estimable as of March 31, 2023 and December 31, 2022.
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

The components of lease costs were as follows:

	Quarter Ended March 31,
(in millions)	2023	2022
Operating lease expense:
Operating lease cost	$14.0	$14.7
Short-term lease cost	0.1	0.1
Total operating lease expense included in other expense	$14.1	$14.8

Finance lease expense:
Interest expense	$0.7	$0.7
Depreciation expense	2.2	2.2
Total finance lease expense	$2.9	$2.9

Sublease revenue included in other revenue	$2.4	$2.7
Supplemental cash flow information related to leases was as follows:

	Quarter Ended March 31,
(in millions)	2023	2022
Cash outflows for operating leases	$17.0	$16.9
Cash outflows for finance leases	4.3	4.3
Supplemental balance sheet information related to leases was as follows:
Operating leases

(in millions)	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$301.1	$310.6

Operating lease liabilities:
Other current liabilities	$49.1	$49.9
Other liabilities	375.2	383.5
Total operating lease liabilities	$424.3	$433.4

Weighted average remaining lease term (in months)	121	121
Weighted average discount rate	3.8%	3.8%

Finance leases

(in millions)	March 31, 2023	December 31, 2022
Finance lease right-of-use assets	$69.3	$71.5

Finance lease liabilities:
Other current liabilities	$8.2	$8.2
Other liabilities	65.7	67.8
Total finance lease liabilities	$73.9	$76.0

Weighted average remaining lease term (in months)	96	99
Weighted average discount rate	3.5%	3.5%
Future minimum lease payments were as follows as of March 31, 2023 for operating and finance leases:

(in millions)	Operating Leases
Remainder of 2023	$50.0
2024	60.9
2025	57.7
2026	53.1
2027	50.8
2028	50.1
Thereafter	197.0
Total lease payments	519.6
Less: imputed interest	(95.3)
Present value of lease liability	$424.3

(in millions)	Finance Leases
Remainder of 2023	$12.9
2024	17.4
2025	17.5
2026	17.6
2027	17.8
2028	17.9
Thereafter	41.0
Total lease payments	142.1
Less: imputed interest	(68.2)
Present value of lease liability	$73.9
8. Guarantees
Mutual Offset Agreement. CME and Singapore Exchange Limited (SGX) maintain a mutual offset agreement with a current term through May 2023. This agreement enables market participants to open a futures position on one exchange and liquidate it on the other. The term of the agreement will automatically renew for a one-year period after May 2023 unless either party provides advance notice of their intent to terminate. CME can maintain collateral in the form of irrevocable, standby letters of credit. At March 31, 2023, CME was contingently liable to SGX on letters of credit totaling $360.0 million. CME also maintains a $350.0 million line of credit to meet its obligations under this agreement. Regardless of the collateral, CME guarantees all cleared transactions submitted through SGX and would initiate procedures designed to satisfy these financial obligations in the event of a default, such as the use of performance bonds and guaranty fund contributions of the defaulting clearing firm. Management has assessed the fair value of the company's guarantee liability under this mutual offset agreement by taking the following factors into consideration: the design and operations of the clearing risk management process, the financial safeguard packages in place, historical evidence of default by a clearing member and the estimated probability of potential payouts by the clearing house. Based on the assessment performed, management estimates the guarantee liability to be nominal and therefore has not recorded any liability at March 31, 2023 and December 31, 2022.
Family Farmer and Rancher Protection Fund. In 2012, the company established the Family Farmer and Rancher Protection Fund (the Fund). The Fund is designed to provide payments, up to certain maximum levels, to family farmers, ranchers and other agricultural industry participants who use the company's agricultural commodity products and who suffer losses to their segregated account balances due to their CME clearing member becoming insolvent. Under the terms of the Fund, farmers and ranchers are eligible for up to $25,000 per participant. Farming and ranching cooperatives are eligible for up to $100,000 per cooperative. The Fund was established with a maximum of $100.0 million available for distribution to participants. Since its establishment, the Fund has made payments of approximately $2.0 million, which leaves $98.0 million available for future claims. If, at any time, payments due to participants were to exceed the amount remaining in the Fund, payments would be pro-rated. Clearing members and customers must register with the company in advance and provide certain documentation in order to substantiate their eligibility. The company believes that its guarantee liability is nominal and therefore has not recorded any liability at March 31, 2023 and December 31, 2022.
9. Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2022	$(0.9)	$(22.8)	$64.7	$(174.3)	$(133.3)
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	0.4	(3.5)	—	5.9	2.8
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1.2)	—	(1.2)
Income tax benefit (expense)	(0.1)	0.9	0.3	—	1.1
Net current period other comprehensive income (loss)	0.3	(2.6)	(0.9)	5.9	2.7
Balance at March 31, 2023	$(0.6)	$(25.4)	$63.8	$(168.4)	$(130.6)

(in millions)	Investment Securities	Defined Benefit Plans	Derivative Investments	Foreign Currency Translation	Total
Balance at December 31, 2021	$1.1	$(34.8)	$66.1	$21.1	$53.5
Other comprehensive income (loss) before reclassifications and income tax benefit (expense)	(1.3)	(3.7)	—	(22.6)	(27.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.3	0.8	—	1.1
Income tax benefit (expense)	0.3	0.9	(0.2)	—	1.0
Net current period other comprehensive income (loss)	(1.0)	(2.5)	0.6	(22.6)	(25.5)
Balance at March 31, 2022	$0.1	$(37.3)	$66.7	$(1.5)	$28.0
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
Recurring Fair Value Measurements. Financial assets and liabilities recorded at fair value on the consolidated balance sheet as of March 31, 2023 were classified in their entirety based on the lowest level of input that was significant to each asset and liability's fair value measurement. The following table presents financial instruments measured at fair value on a recurring basis:

	March 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Assets at Fair Value:
Marketable securities:
Corporate debt securities	$11.5	$—	$—	$11.5
Mutual funds	93.4	—	—	93.4
Equity securities	0.1	—	—	0.1
Total Marketable Securities	105.0	—	—	105.0
Total Assets at Fair Value	$105.0	$—	$—	$105.0
Non-Recurring Fair Value Measurements. The company recognized a net unrealized gain on investments of $1.3 million on equity investments without readily determinable fair value. The fair value of these investments was estimated to be $8.6 million at March 31, 2023. This fair value assessment was based on quantitative factors, including observable price changes. The fair value measurements of these investments are considered level 3 and non-recurring.
Fair Values of Long-Term Debt Notes. The following presents the estimated fair values of long-term debt notes, which are carried at amortized cost on the consolidated balance sheets. The fair values below are classified as level 2 under the fair value hierarchy and were estimated using quoted market prices in inactive markets.
At March 31, 2023, the fair values (in U.S. dollar equivalent) were as follows:

(in millions)	Fair Value	Level
€15.0 million fixed rate notes due May 2023	16.3	Level 2
$750.0 million fixed rate notes due March 2025	726.3	Level 2
$500.0 million fixed rate notes due June 2028	488.1	Level 2
$750.0 million fixed rate notes due March 2032	650.8	Level 2
$750.0 million fixed rate notes due September 2043	792.5	Level 2
$700.0 million fixed rate notes due June 2048	657.9	Level 2

11. Earnings Per Share
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

	Quarter Ended March 31,
(in thousands)	2023	2022
Stock awards	160	78
Total	160	78
The following table presents the earnings per share calculation for the periods presented:

	Quarter Ended March 31,
	2023	2022
Net Income (in millions)	$883.8	$711.0
Less: preferred stock dividends	(5.0)	(4.6)
Less: undistributed earnings allocated to preferred stock	(6.1)	(4.4)
Net Income Attributable to Common Shareholders of CME Group	$872.7	$702.0

Weighted Average Number of Common Shares (in thousands):
Basic	358,933	358,609
Effect of stock options, restricted stock and performance shares	380	571
Diluted	359,313	359,180
Earnings per Common Share Attributable to Common Shareholders of CME Group:
Basic	$2.43	$1.96
Diluted	2.43	1.95
12. Subsequent Events
The company has evaluated subsequent events through the date the financial statements were issued. The company has determined that there were no subsequent events that met the requirement for recognition or disclosure in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited consolidated financial statements and notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.
References in this discussion and analysis to “we” and “our” are to CME Group Inc. (CME Group) and its consolidated subsidiaries, collectively. References to “exchange” are to Chicago Mercantile Exchange Inc. (CME), the Board of Trade of the City of Chicago, Inc. (CBOT), New York Mercantile Exchange, Inc. (NYMEX), and Commodity Exchange, Inc. (COMEX), collectively, unless otherwise noted.
RESULTS OF OPERATIONS
Financial Highlights
The following summarizes significant changes in our financial performance for the periods presented.

	Quarter Ended March 31,
(dollars in millions, except per share data)	2023	2022	Change
Total revenues	$1,441.6	$1,346.6	7%
Total expenses	527.9	487.5	8
Operating margin	63.4%	63.8%
Non-operating income (expense)	$243.2	$57.2	n.m.
Effective tax rate	23.6%	22.4%
Net income	$883.8	$711.0	24
Diluted earnings per common share	2.43	1.95	25
Cash flows from operating activities	902.4	799.1	13
n.m. not meaningful
Revenues

	Quarter Ended March 31,
(dollars in millions)	2023	2022	Change
Clearing and transaction fees	$1,200.2	$1,138.1	5%
Market data and information services	165.8	151.7	9
Other	75.6	56.8	33
Total Revenues	$1,441.6	$1,346.6	7
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

	Quarter Ended March 31,
	2023	2022	Change
Total contract volume (in millions)	1,666.1	1,607.1	4%
Clearing and transaction fees (in millions)	$1,105.6	$1,034.3	7
Average rate per contract	$0.664	$0.644	3

We estimate the following net change in clearing and transaction fees based on the change in total contract volume and the change in average rate per contract for futures and options during the first quarter of 2023 when compared with the same period in 2022.

(in millions)	Quarter Ended
Increase due to a change in total contract volume	$39.2
Increase due to a change in average rate per contract	32.1
Net increase in clearing and transaction fees	$71.3
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

	Quarter Ended March 31,
(amounts in thousands)	2023	2022	Change
Average Daily Volume by Product Line:
Interest rates	14,490	12,484	16%
Equity indexes	7,303	7,950	(8)
Foreign exchange	969	904	7
Agricultural commodities	1,379	1,474	(6)
Energy	2,083	2,515	(17)
Metals	649	593	9
Aggregate average daily volume	26,873	25,920	4
Average Daily Volume by Venue:
CME Globex	24,170	24,060	—
Open outcry	1,623	1,030	58
Privately negotiated	1,080	830	30
Aggregate average daily volume	26,873	25,920	4
Electronic Volume as a Percentage of Total Volume	90%	93%
Market volatility increased within certain financial markets throughout the first quarter of 2023, following lower overall volatility in the first quarter of 2022. Interest rate and foreign exchange volatility were higher as result of higher inflation levels and market uncertainty following the collapse of two U.S. regional banks. However, volatility was lower within our equities, agricultural commodity and energy markets. These markets experienced higher volatility in early 2022 due to geopolitical uncertainty as a result of the conflict between Russia and Ukraine. We believe these factors led to the changes in contract volume during the first quarter of 2023, when compared with the same period in 2022.

Interest Rate Products
The following table summarizes average daily contract volume for our key interest rate products.

	Quarter Ended March 31,
(amounts in thousands)	2023	2022	Change
Eurodollar futures and options:
Futures expiring within two years	325	1,869	(83)%
Options	137	1,489	(91)
Futures expiring beyond two years	82	811	(90)
SOFR futures and options:
Futures expiring within two years	3,001	1,043	n.m.
Options	2,429	39	n.m.
Futures expiring beyond two years	907	156	n.m.
U.S. Treasury futures and options:
10-Year	2,921	2,855	2
5-Year	1,896	1,742	9
2-Year	828	711	16
Treasury Bond	560	557	1
Federal Funds futures and options	601	414	45
n.m. not meaningful
In the first quarter of 2023, overall interest rate contract volume increased when compared with the same period in 2022. We believe this increase was due to higher interest rate volatility as a result of higher inflation levels and market uncertainty following the collapse of two U.S. regional banks. The Federal Open Market Committee's decision to increase the Federal Funds rate in the first quarter of 2023 also contributed to additional interest rate volatility. In addition, the increase in Secured Overnight Financing Rate contract (SOFR) volume was also due to more market participants transitioning to the new reference rate away from Eurdollar contracts, which are based on LIBOR. The LIBOR rate will conclude in the second quarter of 2023.
Equity Index Products
The following table summarizes average daily contract volume for our key equity index products.

	Quarter Ended March 31,
(amounts in thousands)	2023	2022	Change
E-mini S&P 500 futures and options	4,601	4,477	3%
E-mini Nasdaq 100 futures and options	1,896	2,381	(20)
E-mini Russell 2000 futures and options	332	452	(26)
Equity index contract volume decreased in the first quarter of 2023 when compared with the same period in 2022, which we believe was due to lower overall volatility within the equity indexes in the first quarter of 2023 when compared with the same period in 2022. Significant market uncertainty in the first quarter of 2022 was due to higher than expected inflation, as well as rising tensions and geopolitical uncertainty with Russia and Ukraine. We believe these factors led to lower overall equity contract volume in the first quarter of 2023 when compared with the same period in 2022.
Foreign Exchange Products
The following table summarizes average daily contract volume for our key foreign exchange products.

	Quarter Ended March 31,
(amounts in thousands)	2023	2022	Change
Euro	268	249	8%
Japanese Yen	173	134	29
British Pound	112	118	(5)
Australian dollar	104	102	2

Overall foreign exchange contract volume increased in the first quarter of 2023 when compared with the same period in 2022. Market volatility was higher in the first quarter of 2023 due to market uncertainty surrounding the financial health of regional and global banks in the U.S. and Europe. As a result, Japanese Yen contract volume increased as investor demand for safe haven currencies increased amid market uncertainty. We believe these factors led to an overall increase in foreign exchange contract volume.
Agricultural Commodity Products
The following table summarizes average daily contract volume for our key agricultural commodity products.

	Quarter Ended March 31,
(amounts in thousands)	2023	2022	Change
Corn	409	487	(16)%
Soybean	296	323	(8)
Wheat	185	224	(17)
In the first quarter of 2023 when compared with the same period in 2022, overall commodity contract volume decreased due to lower overall market volatility. Volatility in the first quarter of 2022 was higher as a result of global trade uncertainty due to the conflict between Russia and Ukraine. We believe these factors contributed to lower overall commodity volume.
Energy Products
The following table summarizes average daily contract volume for our key energy products.

	Quarter Ended March 31,
(amounts in thousands)	2023	2022	Change
WTI crude oil	1,067	1,438	(26)%
Natural gas	599	542	10
Refined products	328	408	(20)
Overall energy contract volume decreased in the first quarter of 2023 when compared with the same period in 2022. Market volatility was higher in the first quarter of 2022 as a result of the Russia and Ukraine conflict, which we believe led to the overall decrease in energy contract volume.
Metal Products
The following table summarizes average daily volume for our key metal products.

	Quarter Ended March 31,
(amounts in thousands)	2023	2022	Change
Gold	398	390	2%
Copper	123	89	38
Silver	94	86	9
In the first quarter of 2023, overall metal contract volume increased when compared with the same period in 2022. Market uncertainty following the collapse of two U.S. regional banks led to an overall increase in demand for gold and other precious metals as safe-haven investments. In addition, copper contract volume increased largely due to an increase in demand for copper in China following the lifting of restrictions from the COVID pandemic. We believe these factors led to the overall increase in metal contract volume.
Average Rate per Contract
The average rate per contract increased in the first quarter of 2023, when compared with the same period in 2022. The increase in the average rate per contract was primarily due to an increase to our fee structure that went into effect on February 1, 2023.
Cash Markets Business
Total clearing and transaction fees revenues in the first quarter of 2023 include $75.0 million of transaction fees attributable to the cash markets business, compared with $86.7 million in the first quarter 2022. This revenue primarily includes BrokerTec Americas LLC's fixed income volume and EBS's foreign exchange volume.

	Quarter Ended March 31,
(amounts in millions)	2023	2022	Change
BrokerTec fixed income transaction fees	$39.2	$44.4	(12)%
EBS foreign exchange transaction fees	35.8	42.3	(15)%
The related average daily notional value for the first quarter of 2023 and 2022 were as follows:

	Quarter Ended March 31,
(amounts in billions)	2023	2022	Change
European Repo (in euros)	$354.7	$320.8	11%
U.S. Treasury	123.7	147.4	(16)
Spot FX	64.4	68.1	(5)
Overall average daily notional values for the cash markets business remained relatively flat in the first quarter of 2023 compared with the same period in 2022. We believe the decrease in U.S. Treasury and Spot FX average daily notional value was due to overall lower volatility in the first quarter of 2023 when compared with the same period in 2022. Volatility within the U.S. Treasury and spot FX markets was higher in the first quarter of 2022 as a result of the conflict between Russia and Ukraine and uncertainty around the Federal Reserve's interest rate policy in early 2022. The slight increase in European Repo average daily notional value was largely due to increased volatility as a result of a change in market expectations regarding the European Central Bank's interest rate policy. Despite the overall average daily notional value remaining flat, transaction revenue for BrokerTec and EBS decreased slightly in the first quarter of 2023 when compared with the same period in 2022, due to the tiered pricing structure and incentive rate programs.
Concentration of Revenue
We bill a substantial portion of our clearing and transaction fees directly to our clearing firms. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers. No one individual firm represented 10% of our clearing and transaction fees in the first quarter of 2023. Should a clearing firm withdraw, we believe that the customer portion of the firm’s trading activity would likely transfer to another clearing firm of the exchange. Therefore, we do not believe we are exposed to significant risk from the ongoing loss of revenue received from or through a particular clearing firm.
Other Sources of Revenue
Market data and information services. During the first quarter of 2023, overall market data and information services revenues increased when compared with the same period in 2022, largely due to price increases for certain products.
The two largest resellers of our market data represented approximately 31% of our market data and information services revenue in the first quarter of 2023. Despite this concentration, we consider exposure to significant risk of revenue loss to be minimal. In the event that one of these vendors no longer subscribes to our market data, we believe the majority of that vendor’s customers would likely subscribe to our market data through another reseller. Additionally, several of our largest institutional customers that utilize services from our two largest resellers report usage and remit payment of their fees directly to us.
Other revenues. In the first quarter of 2023, the increase in other revenues when compared with the same period in 2022 was largely attributable to higher custody fees as well as an increase in co-location and other connectivity fees.
Expenses

	Quarter Ended March 31,
(dollars in millions)	2023	2022	Change
Compensation and benefits	$204.5	$185.2	10%
Technology	51.3	45.9	12
Professional fees and outside services	38.3	31.8	21
Amortization of purchased intangibles	56.8	58.4	(3)
Depreciation and amortization	31.9	33.5	(5)
Licensing and other fee agreements	84.7	80.9	5
Other	60.4	51.8	17
Total Expenses	$527.9	$487.5	8%

Operating expenses increased by $40.4 million in the first quarter of 2023 when compared with the same period in 2022. The following table shows the estimated impacts of key factors resulting in the change in operating expenses:

	Quarter Ended March 31, 2023
	Amount of Change	Change as a Percentage of Total Expenses
(dollars in millions)
Non-qualified deferred compensation	$11.0	2%
Salaries, benefits and employer taxes	8.0	2
Professional fees and outside services	6.6	1
Technology support services	5.8	1
Currency fluctuation	5.0	1
Building maintenance	(4.5)	(1)
Other expenses, net	8.5	2
Total increase	$40.4	8%
Increases in operating expenses in the first quarter of 2023 when compared with the same periods in 2022 were as follows:
•An increase in our non-qualified deferred compensation liability during the first quarter of 2023, the impact of which does not affect net income because of an equal and offsetting change in investment income, contributed to an increase in compensation and benefits expense.
•Salaries, benefits and employer taxes were higher during the first quarter of 2023 when compared with the same period in 2022, due to an increase in headcount during the year, which is primarily attributable to additional headcount in workforce in the company's international locations.
•Professional fees and outside services expenses increased due to a greater reliance on consultants, specifically for the Google Cloud transformation project as well as an increase in legal fees related to our business activities and product offerings. The increase in professional fees was partially offset by a decrease in NEX integration fees, which have steadily declined since the second half of 2021.
•The increase in expense related to technology support services was primarily driven by higher software license fees and third party services to support the ongoing Google Cloud transformation project.
•In the first quarter of 2023, we recognized a net loss of $0.7 million, compared with a net gain of $4.3 million during the same period in 2022, due to currency exchange rate fluctuations. Gains and losses from exchange rate fluctuations are recognized in the consolidated statements of net income when subsidiaries with a U.S. dollar functional currency hold certain monetary assets and liabilities denominated in foreign currencies.
Decreases in operating expenses in the first quarter of 2023 when compared with the same period in 2022 were as follows:
◦The decrease in building maintenance expense in the first quarter of 2023 was driven by a decline in construction and relocation expenses related to the development of the SOFR options trading floor, which was completed in 2022.
Non-Operating Income (Expense)

	Quarter Ended March 31,
(dollars in millions)	2023	2022	Change
Investment income	$1,357.7	$73.1	n.m.
Interest and other borrowing costs	(39.9)	(42.5)	(6)%
Equity in net earnings of unconsolidated subsidiaries	78.2	73.3	7
Other non-operating income (expense)	(1,152.8)	(46.7)	n.m.
Total Non-Operating	$243.2	$57.2	n.m.
n.m. not meaningful

Investment income. Earnings from cash performance bond and guaranty fund contributions that are reinvested increased in the first quarter of 2023 when compared with the same period in 2022, due to a higher rate of interest earned in the cash accounts at the Federal Reserve Bank of Chicago following multiple interest rate hikes in 2022 and early 2023. In the first quarter of 2023 and 2022, earnings from cash performance bond and guaranty fund contributions were $1,256.3 million and $73.6 million, respectively. We also recognized higher net realized and unrealized gains on investments in the first quarter of 2023.
Other income (expense). We recognized higher expenses related to the distribution of interest earned on performance bond collateral reinvestments to the clearing firms in conjunction with higher interest income earned on our reinvestment during the first quarter of 2023 when compared with the same period in 2022. This was due to a higher Federal Funds rate in 2023 compared to the prior year period. In the first quarter of 2023 and 2022, expense related to the distribution of interest earned on collateral reinvestments was $1,163.5 million and $48.4 million, respectively.
Income Tax Provision
The following table summarizes the effective tax rates for the periods presented:

	2023	2022
Quarter ended March 31	23.6%	22.4%
The overall effective tax rate increased in the first quarter of 2023 when compared with the same period in 2022. In the first quarter of 2022, we recognized a benefit related to the settlement for various tax audits.

Liquidity and Capital Resources
Sources and Uses of Cash. Net cash provided by operating activities increased in the first quarter of 2023 when compared with the same period in 2022, largely due to an increase in revenue resulting from higher volume and fee increases. Net cash used in investing activities remained relatively flat during the first quarter of 2023 when compared with the same period in 2022. Cash used in financing activities was higher during the first quarter of 2023 when compared with the same period in 2022, due to a decrease in cash performance bonds and guaranty fund contributions.
Debt Instruments. The following table summarizes our debt outstanding at March 31, 2023:

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
We maintain a 364-day multi-currency revolving secured credit facility with a consortium of domestic and international banks to be used in certain situations by the clearing house. The facility provides for borrowings of up to $7.0 billion. We may use the proceeds to provide temporary liquidity in the unlikely event a clearing firm fails to promptly discharge an obligation to CME Clearing, in the event of a liquidity constraint or default by a depositary (custodian for our collateral), in the event of a temporary disruption with the domestic payments system that would delay payment of settlement variation between us and our clearing firms, or in other cases as provided by the CME rulebook. Clearing firm guaranty fund contributions received in the form of cash or U.S. Treasury securities as well as the performance bond assets (pursuant to the CME rulebook) can be used to collateralize the facility. At March 31, 2023, guaranty fund contributions available to collateralize the facility totaled $7.4 billion. We have the option to request an increase in the line from $7.0 billion to $10.0 billion. Our 364-day facility contains a requirement that CME remain in compliance with a consolidated tangible net worth test, defined as CME's consolidated shareholder's equity less intangible assets (as defined in the agreement), of not less than $800.0 million. We currently do not have any borrowings outstanding under this facility.
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
At March 31, 2023, we have excess borrowing capacity for general corporate purposes of approximately $2.3 billion under our multi-currency revolving senior credit facility.
At March 31, 2023, we were in compliance with the various covenant requirements of all our debt facilities.
CME Group, as a holding company, has no operations of its own. Instead, it relies on dividends declared and paid to it by its subsidiaries in order to provide the funds which it uses to pay dividends to its shareholders.
To satisfy our performance bond obligation with Singapore Exchange Limited, we may pledge irrevocable standby letters of credit. At March 31, 2023, the letters of credit totaled $360.0 million. We also maintain a $350.0 million line of credit to meet our obligations under this agreement.
The following table summarizes our credit ratings at March 31, 2023:

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
Liquidity and Cash Management. Cash and cash equivalents totaled $1.6 billion and $2.7 billion at March 31, 2023 and December 31, 2022, respectively. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our corporate investment policy and alternative investment choices. A majority of our cash and cash equivalents balance is invested in money market mutual funds that invest only in U.S. Treasury securities, U.S. government agency securities and U.S. Treasury security reverse repurchase agreements and short-term bank deposits. Our exposure to credit and liquidity risk is minimal given the nature of the investments. Cash that is not available for general corporate purposes because of regulatory requirements or other restrictions is classified as restricted cash and is included in other current assets or other assets in the consolidated balance sheets.
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
We are subject to various market risks, including those caused by changes in interest rates, credit, foreign currency exchange rates and equity prices. There have not been material changes in our exposure to market risk since December 31, 2022. Refer to Item 7A. of CME Group’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023, for additional information.

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
(b) Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, have evaluated the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. There were no changes in the company’s internal control over financial reporting which occurred during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The disclosure under “Legal and Regulatory Matters” in Note 6. Contingencies in the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this report is incorporated herein by reference. Such disclosure includes updates to the legal proceedings disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.

ITEM 1A.	RISK FACTORS
There have been no material changes in the company's risk factors from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) of shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31	—	$—	—	$—
February 1 to February 28	186	184.10	—	—
March 1 to March 31	878	182.20	—	—
Total	1,064		—
(1)Shares purchased consist of an aggregate of 1,064 shares of Class A common stock surrendered in the first quarter of 2023 to satisfy employees’ tax obligations upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

10.1 (1)
Retirement Agreement, effective as of March 29, 2023, between Chicago Mercantile Exchange Inc. and Sean Tully (incorporated by reference to Exhibit 10.1 to CME Group’s Current Report of Form 8-K, filed with the SEC on March 30, 2023).

10.2 (1)
CME Group Inc. Severance Plan, as amended and restated effective March 7, 2023 (incorporated by reference to Exhibit 10.1 to CME Group’s Current Report on Form 8-K, filed with the SEC on March 10, 2023).

31.1	Section 302 Certification—Terrence A. Duffy

31.2	Section 302 Certification—Lynne Fitzpatrick

32.1	Section 906 Certification

101
The following materials from CME Group Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL (Xtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

CME Group Inc. (Registrant)

Dated: May 3, 2023	By:	/s/ Lynne Fitzpatrick
Lynne Fitzpatrick Senior Managing Director and Chief Financial Officer Principal Financial Offer and Duly Authorized Officer